Form 10-Q/A
period 1996-03-31
LITTELFUSE INC /DE
filed 1996-06-27
CIK 889331

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q/A

     (Mark One)

            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
                 THE QUARTERLY PERIOD ENDED March 30, 1996 OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OF
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM      TO


     Commission file number 0-20388

                               LITTELFUSE, INC .
               (Exact name of registrant as specified in its charter)

            Delaware                                   36-3795742
   (State or other jurisdiction                     (I.R.S. Employer
   of incorporation or organization)                Identification No.)

      800 East Northwest Highway
         Des Plaines, Illinois                            60016
  (Address of principal executive offices)              (Zip Code)

          Registrant's telephone number, including area code:
                              (847) 824-1188


     Indicate by check mark whether the Registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days.  Yes X   No

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                      Yes X  No

     As of March 30, 1996, 9,925,620 shares of common stock, $.01 par value, of the Registrant and warrants to purchase
2,761,437 shares of common stock, $.01 par value, of the Registrant were outstanding.

PART II - OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K

          (a)   Exhibit 27 - Financial Data Schedule

          (b) There were no reports on Form 8-K during the quarter ended March 30,1996.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q/A for the quarter ended March 30, 1996, to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Littelfuse, Inc.


Date:  June 27, 1996                      By  /s/ James F. Brace
                                             James F. Brace
                                            Vice President, Treasurer,
                                            and Chief Financial Officer
                                            (As duly authorized officer
                                            an as the principal financial
                                            and accounting officer)