Form 10-Q
period 1996-06-29
LITTELFUSE INC /DE
filed 1996-08-15
CIK 889331

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

     (Mark One)

      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED June 29, 1996 OR

     ___  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
PERIOD FROM _______ TO _________

     Commission file number 0-20388

                         LITTELFUSE, INC.
     (Exact name of registrant as specified in its charter)

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

      As of June 29, 1996, 9,969,579 shares of common stock, $.01 par  value, of the Registrant and warrants to purchase  2,093,734 shares of common stock, $.01 par value, of the Registrant were outstanding.

TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                        PAGE

Item 1.   Consolidated Condensed (unaudited) Statements of
          Income, Financial Condition, and Cash Flows
          and Notes to the Consolidated Financial Statements ............1

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................6


PART II - OTHER INFORMATION


Item 4.   Submission  of Matters to a Vote of  Security-Holders..........9

Item 6.   Exhibits and Reports on Form 8-K..............................10


Part I - Financial
Information

Item 1.                        CONSOLIDATED CONDENSED
                              STATEMENTS OF OPERATIONS
                         (In thousands, except per share data)
                                    (unaudited)




                                     For the Three          For the Six
                                     Months Ended           Months Ended
                                  June 29,  June 30,     June 29,  June 30,
                                    1996      1995         1996      1995

Net sales                         $ 60,843  $ 56,949     $119,921  $112,403

Cost of sales                       35,996    33,724       70,962    66,416

  Gross profit                      24,847    23,225       48,959    45,987

Selling, administrative
and general expenses                13,507    12,388       26,969    24,765
Amortization of intangibles          1,766     1,630        3,530     3,261

  Operating income                   9,574     9,207       18,460    17,961

Interest expense                     1,185     1,083        2,164     2,257
Other income, net                     (105)      (67)        (362)     (172)

  Income before income taxes         8,494     8,191       16,658    15,876

Income taxes                         3,058     2,946        5,997     5,636

  Net income                      $  5,436  $  5,245     $ 10,661  $ 10,240

Net income per share              $   0.46  $   0.42     $   0.88  $   0.82

Weighted average number of common
 and common equivalent shares
  outstanding                       11,894    12,498       12,155    12,439




                                 CONSOLIDATED CONDENSED
                          STATEMENTS OF FINANCIAL CONDITION
                                   (In thousands)

                                                 June 29,        Dec. 31,
                                                   1996            1995
                                                (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                     $  1,891        $  1,308
  Accounts receivable                             37,765          29,722
  Inventories                                     30,337          30,076
  Deferred income taxes                            1,336           1,336
  Prepaid expenses and other                       2,528           2,581
Total current assets                              73,857          65,023

Property, plant, and equipment, net               61,561          61,229

Reorganization value, net                         46,543          48,056

Patents and other identifiable
intangible assets, net                            25,887          27,971

Prepaid pension cost and other assets              3,572           2,907

                                                $211,420        $205,186

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses           28,676          27,390
  Accrued income taxes                            10,900           8,362
  Current portion of long-term debt               10,267          10,065
Total current liabilities                         49,843          45,817

Long-term debt, less current portion              54,598          40,804
Deferred income taxes                              4,637           4,615
Minority Interest                                    403             568

Shareholders' equity:
  Preferred stock, par value $.01 per share:
  1,000,000 shares authorized; no shares issued
  and outstanding                                      _               _
  Common stock, par value $.01 per share:
  19,000,000 shares authorized; 9,969,579
  and 10,086,000 shares issued and outstanding       101             102
  Cost of Treasury Stock, 1996 - 293,130 shares;
    1995 - 110,000 shares                         (9,542)         (3,533)
  Additional paid-in capital                      56,762          72,364
  Notes receivable - common stock                   (571)           (571)
  Foreign translation adjustment                    (619)           (120)
  Retained earnings                               55,808          45,140
Total shareholders' equity                      $101,939        $113,382

                                                $211,420        $205,186
                                2


                               CONSOLIDATED CONDENSED
                               STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                     (unaudited)



                                      For the Three         For the Six
                                      Months Ended          Months Ended

                                   June 29,  June 30,    June 29,  June 30,
                                     1996     1995         1996      1995
Operating activities:
Net income                        $  5,436   $  5,245    $ 10,661  $ 10,240
  Adjustments to reconcile
   net income to net cash provided
    by operating activities:
      Depreciation                   3,372      2,848       6,498     5,564
      Amortization                   1,746      1,631       3,530     3,262
      Provision for bad debts          117        153         214       246
      Deferred income taxes             22          -          22         -
      Minority interest                (71)         -        (141)        -
  Changes in operating assets
   and liabilities:
      Accounts receivable           (2,293)    (1,092)     (8,586)   (6,897)
      Inventories                     (302)       743        (568)    1,619
      Accounts payable and
       accrued expenses              1,162        326       1,441      (271)
      Other, net                       819        659       2,853     3,015
Net cash provided by
 operating activities               10,008     10,513      15,924    16,778

Cash used in investing
activities:
  Purchases of property,plant, and
    equipment, net                  (4,336)    (4,443)     (7,004)   (6,827)

Cash used in financing activities:
  Proceeds/(payments) of
   long-term debt, net              11,987     (5,517)     13,957    (9,533)
  Proceeds from exercise of
   stock options                       780        841       1,083       857
  Purchase of common stock
   and warrants                    (16,731)         -     (22,740)        -
  Other, net                          (654)      (680)       (654)     (714)

                                    (4,618)    (5,356)     (8,354)   (9,390)

Effect of exchange rate
 changes on cash                        27        (17)         17        64

Increase in cash
 and cash equivalents                1,081        697         583       625

Cash and cash equivalents at
 beginning of period                   810      1,190       1,308     1,262

Cash and cash equivalents at
end of period                       $1,891     $1,887      $1,891    $1,887


Notes to Consolidated Condensed Financial Statements
                           (Unaudited)

                          June 29, 1996

1.  Basis of Presentation

Littelfuse, Inc. and its subsidiaries (the "Company") are the successors in interest to the components business previously conducted by subsidiaries of Tracor Holdings, Inc. ("Predecessor"). The Company acquired its business as a result of the Predecessor's reorganization activities concluded on December 27, 1991.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the period ended June 29, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1996. For further information, refer to the Company's consolidated financial statements and the notes thereto as of December 31, 1995, included in the Company's Annual Report on Form 10-K.

Beginning in 1996, the Company changed its fiscal year end to the Saturday nearest December 31 and reports its quarterly interim financial information on the basis of periods of thirteen weeks. Previously the Company reported on a calendar year and quarter basis. The consolidated condensed statements of operations and cash flows for the three months ended June 29, 1996 are for the period from March 30, 1996 to June 29, 1996.

2. Inventories

The components of inventories are as follows (in thousands):

                                          June 29,   December 31,
                                            1996         1995

                    Raw material        $  8,934     $  8,823
                    Work in process        3,366        3,445
                    Finished goods        18,037       17,808

                      Total              $30,337      $30,076


3. Per Share Data

Net income per share amounts for the three months and six months ended June 29, 1996 and 1995 are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):



                                    Three months ended      Six months ended
                                    June 29,   June 30,     June 29,  June 30,
                                      1996       1995        1996      1995

Average shares outstanding           9,946     10,121        9,974    10,106

Net effect of dilutive
 stock options and
  warrants
          -   Primary                1,948      2,377        2,181     2,333
          -   Fully diluted          1,948      2,377        2,200     2,362

Average shares outstanding
          -   Primary               11,894     12,498       12,155    12,439
          -   Fully diluted         11,894     12,498       12,174    12,468

Net income                         $ 5,436    $ 5,245      $10,661   $10,240

Net  income per share              $   .46    $   .42      $   .88   $  . 82



4. Long-term Debt

The  Company  concluded a financing package on August  31,  1993.
The  package  consists  of $45,000,000  of  Senior  Notes  issued pursuant to a Note Purchase Agreement which requires annual principal payments of $9,000,000 payable annually beginning August 31, 1996 through August 31, 2000. The package also includes a bank Credit Agreement which provides an open revolver line of credit of $65,000,000 less current borrowings subject to a maximum indebtedness calculation and other traditional covenants. No revolver principal payments are required until the line matures on August 31, 2000. At June 29, 1996 the Company had available $48.5 million of borrowing capability under the revolver facility.












Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations

Sales increased 7 percent the second quarter of 1996 compared to the second quarter of 1995. Sales were $60.8 million for the quarter or $3.9 million higher than the second quarter of last year. Operating income increased to $9.6 million for the quarter compared to $9.2 million the second quarter of last year. Net income was $5.4 million or $0.46 per share the second quarter of 1996 compared to $5.2 million or $0.42 per share the second quarter of 1995.

Cash flow from operations was $10.0 million the second quarter of 1996. The Company repurchased 665,500 warrants for $16.7 million and made capital investments of $4.3 million the second quarter of 1996. As a result, long-term debt increased $12.0 million in the quarter. The total long-term debt to equity ratio was 0.64 to 1 at June 29, 1996 compared to 0.45 to 1 at year end 1995 and
0.52 to 1 at June 30, 1995.

Second Quarter, 1996

Littelfuse enjoyed a sales increase of 7 percent to $60.8 million this year from $56.9 million last year. The gross margin was unchanged at 40.8 percent the second quarter of both years.
Operating income decreased to 15.7 percent of sales the second quarter this year compared to 16.2 percent last year. Net income increased 4 percent or slightly less than sales to $5.4 million this year compared to $5.2 million last year. Earnings per share increased 10% or slightly more than sales to $0.46 compared to $0.42 due to fewer equivalent shares outstanding related to our share repurchase program.

Second quarter 1996 sales grew $3.9 million compared to the same quarter last year. Very strong consumer electronics market sales spurred 27 percent sales growth in the Asia Pacific region. Sales grew 4 percent in local currency and declined 5 percent in dollars in the European Community with strong automotive OEM sales and slightly lower electronics sales. Currency changes reduced sales approximately $0.8 million compared to last year. Respectable automotive and power fuse sales spurred 4 percent sales growth in North America.

Electronic sales grew to $28.4 million in the second quarter 1996 from $27.0 million the same quarter of last year for an increase of $1.4 million or 5 percent. Sales were particularly strong in consumer electronics in Asia Pacific although they were weaker in North America, Europe and personal computers market in Asia Pacific. Automotive sales grew to $23.8 million in the second quarter 1996 from $22.0 million the same quarter last year for an increase of $1.8 million or 8 percent. The European automotive OEM, the North American automotive OEM and aftermarket businesses were relatively strong though slower than the first quarter. Power fuse sales grew to $8.6 million in the second quarter 1996 from $8.0 million the same quarter last year for an increase of $0.6 million or 8 percent. The Company believes that its electrical business sales continue to grow faster than the electrical industry in general.

Gross profit was $24.8 million or 40.8 percent of sales for the second quarter 1996 compared to $23.2 million or 40.8 percent last year. North America gross margins improved compared to last year, while Europe declined slightly due to currency and Asia Pacific declined slightly due to the start up of the China operations and the assimilation of the Korean operations.

Selling, general and administrative expenses were $13.5 million or 22.2 percent of sales for the second quarter 1996, compared to $12.4 million or 21.8 percent of sales for the same quarter last year. Selling expenses accounted for approximately two thirds of the expenses both quarters. The S,G&A expenses as a percent of sales increased only slightly despite greater investment in foreign sales effort and new system implementation activities. The amortization of the reorganization value and other intangibles was 2.9 percent of sales for the second quarter of both years. Total S,G&A expenses including intangibles amortization were 25.1 percent of sales the second quarter 1996 compared to 24.6 percent the same quarter last year.

Operating income was $9.6 million or 15.7 percent of sales for the second quarter 1996 compared to $9.2 million or 16.2 percent last year.

Interest expense was $1.2 million for the second quarter 1996 compared to $1.1 million last year due to the repurchasing of the Company's warrants. Other income, net was $0.1 million both quarters. Income before taxes was $8.5 million for the second quarter 1996 compared to $8.2 million last year. Income taxes were $3.1 million with an effective tax rate of 36 percent for the second quarter 1996 compared to $2.9 million with an effective tax rate of 36 percent the second quarter of last year.

Net income for the second quarter 1996 was $5.4 million or $0.46 per share compared to $5.2 million or $0.42 per share last year.
Six Months, 1996

Sales  increased 7 percent for the first half of 1996  to  $120.0
million  from $112.4 million the first half of last  year.   Cash
provided by operations before interest expense was $17.1 million and after interest expense was $15.9 million.

The sales trend in automotive has been very strong the first two quarters of 1996. However, electronics sales were noticeably lower in the first half of this year compared to the first half of last year. First half electronic sales were up 4 percent at $55.5 million compared to $53.6 million last year. Asia Pacific Japan business has been very strong while the rest of Asia Pacific, North America and Europe have been noticeably weaker primarily due to lower production of personal computer and related electronics items. Automotive sales were up 11 percent at $47.9 million compared to $43.1 million last year. European auto sales growth has been slightly stronger than domestic auto sales growth so far this year. Power fuse sales were up 6 percent to $16.6 million from $15.6 million last year. This business has benefited from market share gains.



The gross profit was 40.8 percent for the first half 1996 compared to 40.9 percent the first half of last year. The slight decrease resulted from our European currency effects and Asia Pacific expansion in China and Korea. North America margins have improved this year due to favorable mix and tight operating expense control.

Selling, general and administrative expenses were 22.5 percent of sales for the first half 1996 compared to 22.0 percent of sales last year. The increases are due to sales growth being slightly less than the planned S,G &A expense increases, since our plan assumed higher sales growth than we have actually achieved. The amortization of intangibles was 2.9 percent of sales for the first half of both years. Total S,G & A expenses including intangibles amortization were 25.4 percent of sales the first half 1996 compared to 24.9 percent of sales the first half of last year.

Operating income was $18.5 million or 15.4 percent of sales the first half 1996 compared to $18.0 million or 16.0 percent last year.

Interest expense was $2.2 million the first half 1996 compared to $2.3 million last year. Other income, net was $0.4 million the first half of 1996 and $0.2 million the first half of 1995. As a result, income before taxes was $16.7 million the first half 1996 compared to $15.9 million the first half of last year. Income taxes were $6.0 million the first half 1996 compared to $5.6 million last year.

Net income the first half 1996 was $10.7 million or $.88 per share compared to $10.2 million or $.82 per share last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 1996 year with $1.3 million of cash. Net cash provided by operations was $15.9 million for the first half. Cash used to invest in property, plant and equipment was $7.0 million. Cash used to repurchase stock and warrants was $22.7 million, proceeds of option exercises were $1.1 million, proceeds of bank debt were $13.9 and other long-term items were $0.7 million for net financing of $8.4 million use of cash. The net of cash provided by operations, less investing activities, less financing activities resulted in an increase in cash of $0.6 million. This left the Company with a cash balance of approximately $1.9 million at June 29, 1996.

The ratio of current assets to current liabilities was 1.5 to 1 at the end of the second quarter 1996 compared to 1.4 to 1 at year end 1995 and 1.4 to 1 at the end of the second quarter 1995. The days sales in receivables was approximately 56 days at the end of the second quarter 1996 compared to 52 days at year end 1995 and 52 days at the end of the second quarter 1995. The increase in days sales in receivables is primarily due to the strong foreign sales (which have longer payment terms) and higher sales the second half of the quarter. The inventory turnover rate was approximately 4.8 turns at the end of the second quarter 1996 compared to 4.1 turns at year end 1995 and 5.1 turns at the end of the second quarter 1995.

The Company's capital expenditures were $7.0 million for the first half 1996. The Company expects that capital expenditures, which will be primarily for new machinery and equipment, will be approximately $17.5 million in 1996. The ratio of total long-term debt to equity was 0.64 to 1 at the end of the first half 1996 compared to 0.45 to 1 at year end 1995.

The long-term debt at the end of the first half 1996 consists of four types totaling $64.9 million. They are as follows: (1) private placement notes totaling $45.0 million, (2) bank revolver facility totaling $16.5 million, (3) notes payable relating to income taxes and mortgages totaling $1.3 million, and
(4) other long-term debt totaling $2.1 million. These four items are offset by $10.3 million of the bank revolver, tax notes and mortgage notes, which are considered to be current. This leaves net long-term debt totaling $54.6 million at June 29, 1996. The private placement notes carry an interest rate of 6.31 percent and the revolver debt carries an interest rate of prime or LIBOR plus 0.625%, which currently is approximately 6.2%. The Company had available at June 29, 1996, a revolver facility of $65.0 million of which $16.5 million was being used at June 29, 1996. The Company also has a $3.0 million letter of credit facility of which approximately $1.9 million was being used at June 29, 1996.


Other Matters

The Company and LaSalle National Bank, as Rights Agent, entered into a First Amendment to Littelfuse Rights Plan Agreement on August 1, 1996. The First Amendment (attached hereto as Exhibit 4.0) amends the definition of "Acquiring Person" in Section 1(a) of the Rights Plan by providing that, for purposes of calculating the threshold 15% of outstanding Common Shares, included in the total number of Common Shares shall be the number of Common Shares which may be purchased upon exercise of then outstanding Warrants. The Warrants to purchase Common Shares of the Company were issued pursuant to the Warrant Agreement dated December 20, 1991 between the Company and LaSalle National Trust, N.A., as Warrant Agent.


PART II - OTHER INFORMATION

Item 4:   Submission of Matters to a Vote of Security - Holders

          The annual meeting of stockholders of Littelfuse, Inc. (the "Company") was held on April 26, 1996. The following matters were voted upon at this annual meeting and the results of such vote are provided below:



               1. Election of five nominees to the Board of Directors to serve terms of one year or until their successors are elected:

                  (i)  Howard B. Witt

                                   Withhold                          Broker
                  For  7,936,804   Authority  46,086   Abstentions   Nonvotes

                  (ii) Anthony Grillo

                                   Withhold                          Broker
                  For  7,937,404   Authority  45,486   Abstentions   Nonvotes

                (iii)  Bruce A. Karsh

                                   Withhold                          Broker
                  For 7,937,504    Authority 45,386   Abstentions    Nonvotes

                (iv)   John E. Major

                                   Withhold                          Broker
                For  7,937,504     Authority 45,386   Abstentions    Nonvotes

                (v)    John J. Nevin

                                 Withhold                         Broker
                For  7,929,704   Authority 53,186   Abstentions   Nonvotes

          2.   Approval   and  ratification  of  the   Directors' appointment
                of Ernst & Young LLP as the  Company's  independent auditors for the year ending  December 31, 1996

                                                                      Broker
               For  7,972,015   Against  3,850   Abstentions 7,025   Nonvotes


Item 6:   Exhibits and Reports on Form 8-K

          (a) Exhibit 4.0 - First Amendment to Littelfuse Rights Plan Agreement (Littelfuse Rights Plan Agreement filed as
              Exhibit 1 to Form 8-A filed December 4,1996 (File No. 0-20388))

          (b) There were no reports on Form 8-K during the quarter ended June 29, 1996.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, to be signed on its behalf by the undersigned thereunto duly authorized.


                       Littelfuse, Inc.


Date:  August 14, 1996      By  /s/ James F. Brace
                           James F. Brace
                              Vice President, Treasurer,
                                and Chief Financial Officer
                              (As duly authorized officer and
                                as the principal financial and
                                 accounting officer)









