Form 10-Q
period 1996-09-28
LITTELFUSE INC /DE
filed 1996-11-12
CIK 889331

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q

     (Mark One)

      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
          QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
          TRANSITION PERIOD FROM              TO

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

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

     As of September 28, 1996, 9,899,679 shares of common stock, $.01 par value, of the Registrant and warrants to purchase 2,091,782 shares of common stock, $.01 par value, of the Registrant were outstanding.

 TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                         PAGE

Item 1.   Consolidated Condensed (unaudited) Statements of
           Income, Financial Condition, and Cash Flows
            and Notes to the Consolidated Condensed Financial
            Statements ..............................................    1

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    6


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.............................    9

Part I - Financial Information

Item 1.                        CONSOLIDATED CONDENSED
                                STATEMENTS OF INCOME
                          (In thousands, except per share data)
                                   (unaudited)




                              For the Three             For the Nine
                              Months Ended              Months Ended
                          September   September      September  September
                              28,       30,             28,        30,
                             1996      1995            1996       1995

Net sales                 $ 60,483    $ 54,688       $180,404   $167,091

Cost of sales               35,948      32,484        106,910     98,900

  Gross profit              24,535      22,204         73,494     68,191

Selling, administrative
 and general expenses       13,139      12,164         40,108     36,929

Amortization of intangibles  1,763       1,632          5,293      4,893

  Operating income           9,633       8,408         28,093     26,369

Interest expense             1,111       1,019          3,275      3,276
Other income, net             (189)        (99)          (551)      (271)

  Income before income
   taxes                     8,711       7,488         25,369     23,364

Income taxes                 3,136       2,658          9,133      8,294

  Net income              $  5,575    $  4,830       $ 16,236   $ 15,070

Net income per share      $   0.47    $   0.39       $   1.35   $   1.21

  Weighted average number
   of common and common
    equivalent shares
     outstanding            11,806      12,504         12,036     12,503

                            CONSOLIDATED CONDENSED
                       STATEMENTS OF FINANCIAL CONDITION
                               (In thousands)

                                             September        December
                                                28,              31,
                                                1996            1995
                                            (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents               $    544           $  1,308
  Accounts receivable                       40,161             29,722
  Inventories                               31,814             30,076
  Deferred income taxes                      1,336              1,336
  Prepaid expenses and other                 1,924              2,581
Total current assets                        75,779             65,023

Property, plant, and equipment, net         62,465             61,229

Reorganization value, net                   45,786             48,056

Patents and other identifiable
 intangible assets, net                     24,863             27,971

Prepaid pension cost and other assets        3,598              2,907

                                          $212,491           $205,186
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
   expenses                                 29,111             27,390
  Accrued income taxes                      10,832              8,362
  Current portion of long-term debt          9,925             10,065
Total current liabilities                   49,868             45,817

Long-term debt, less current portion        52,587             40,804
Deferred income taxes                        4,637              4,615
Minority Interest                              338                568

Shareholders' equity:
  Preferred stock, par value $.01 per
   share: 1,000,000 shares authorized;
    no shares issued and outstanding           _                   _
  Common stock, par value $.01 per
   share: 19,000,000 shares authorized;
    9,899,679 and 10,086,000 shares issued
     and outstanding                           101               102
  Cost of treasury stock, 1996 -
   368,130 shares; 1995 - 110,000 shares   (12,203)           (3,533)
  Additional paid-in capital                56,813            72,364
  Notes receivable - common stock             (571)             (571)
  Foreign translation adjustment              (479)             (120)
  Retained earnings                         61,400            45,140
Total shareholders' equity                $105,061          $113,382

                                          $212,491          $205,186

                          CONSOLIDATED CONDENSED
                          STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (unaudited)




                                  For the Three          For the Nine
                                  Months Ended           Months Ended
                                September September   September    September
                                28, 1996  30, 1995   28, 1996     30, 1995

Operating activities:
Net income                      $ 5,575    $ 4,830   $16,236      $15,070
  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Depreciation                  3,634      2,941    10,132        8,505
      Amortization                1,763      1,631     5,293        4,893
      Provision for bad debts       108         61       322          307
      Deferred income taxes          -          -         22          -
      Minority interest             (60)        -       (201)         -
  Changes in operating assets
  and liabilities:
      Accounts receivable        (2,489)     (399)   (11,075)      (7,296)
      Inventories                (1,504)     (118)    (2,072)       1,501
      Accounts payable and
       accrued expenses             146       278      1,887            8
      Other, net                    502      (903)     3,355        2,111
Net cash provided by operating
activities                        7,675     8,321     23,899       25,099

Cash used in investing
activities:
  Purchases of property,
   plant, and equipment, net     (4,418)   (2,740)   (12,376)      (9,567)

Cash used in financing
activities:
  Proceeds/(payments) of long-
   term debt, net                (2,017)   (3,016)    11,940      (12,549)
  Proceeds from exercise of
   stock options                      1       202      1,084        1,059
  Purchase of common stock and
   warrants                      (2,660)   (2,251)   (25,400)      (2,251)
  Other, net                         -        (17)        -          (731)

                                 (4,676)   (5,082)   (12,376)     (14,472)

Effect of exchange rate
changes on cash                      72        (6)        89           58

Increase (decrease) in cash
 and cash equivalents           (1,347)       493       (764)       1,118

Cash and cash equivalents at
 beginning of period             1,891      1,887      1,308        1,262

Cash and cash equivalents at
 end of period                 $   544     $2,380    $   544      $ 2,380

    Notes to Consolidated Condensed Financial Statements
                         (Unaudited)

                     September 28, 1996

1.  Basis of Presentation

Littelfuse, Inc. and its subsidiaries (the "Company") are the successors in interest to the components business previously conducted by subsidiaries of Tracor Holdings, Inc. ("Predecessor"). The Company acquired its business as a result of the Predecessor's reorganization activities concluded on December 27, 1991.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the period ended September 28, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1996. For further information, refer to the Company's consolidated financial statements and the notes thereto as of December 31, 1995, included in the Company's Annual Report on Form 10-K.

Beginning in 1996, the Company changed its fiscal year end to the Saturday nearest December 31 and reports its quarterly interim financial information on the basis of periods of thirteen weeks. Previously the Company reported on a calendar year and quarter basis. The consolidated condensed statements of operations and cash flows for the three months ended September 28, 1996 are for the period from June 29, 1996 to September 28, 1996.

2. Inventories

The components of inventories are as follows (in thousands):

                               September 28,    December 31,
                                   1996             1995

               Raw material     $ 9,067           $ 8,823
               Work in process    3,091             3,445
               Finished goods    19,656             17,808

                  Total         $31,814           $ 30,076

3. Per Share Data

Net income per share amounts for the three months and nine months ended September 28, 1996 and September 30, 1995 are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

                             Three months ended        Nine months ended
                             Sept. 28,   Sept. 30,     Sept. 28,   Sept. 30,
                               1996        1995          1996        1995

Average shares outstanding     9,926      10,134       9,958       10,116

Net effect of dilutive
 stock options and warrants
           -  Primary          1,880       2,370        2,078       2,347
          -  Fully  diluted    1,907       2,370        2,109       2,387

Average shares outstanding
           -   Primary        11,806      12,504       12,036      12,463
           -  Fully  diluted  11,833      12,504       12,067      12,503

Net income                  $  5,575    $  4,830      $16,236     $15,070

Net income per share
         - Primary          $   0.47   $    0.39      $  1.35     $  1.21
         - Fully diluted    $   0.47   $    0.39      $  1.35     $  1.21

4. Long Term Debt

The Company concluded a financing package on August 31, 1993. The package consists of $45,000,000 of Senior Notes issued pursuant to a Note Purchase Agreement which requires annual principal payments of $9,000,000 payable annually beginning August 31, 1996 through August 31, 2000. The package also includes a bank Credit Agreement which provides an open revolver line of credit of $65,000,000 less current borrowings subject to a maximum indebtedness calculation and other traditional covenants. No revolver principal payments are required until the line matures on August 31, 2000. At September
28, 1996 the Company had available $41.5 million of borrowing capability under the revolver facility

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Sales increased 11 percent to $60.5 million the third quarter of 1996 compared to $54.7 million the third quarter of 1995. Operating income and net income each increased 15 percent to $9.6 and $5.6 million respectively for the quarter compared to the third quarter of last year. Earnings per share increased 21 percent to $0.47 per share the third quarter of 1996 compared to $0.39 per share the third quarter of 1995.

Cash flow from operations was $7.7 million the third quarter of 1996. The Company repurchased 75,000 shares of its common stock for $2.7 million during the quarter and made capital investments of $4.4 million. The debt to equity ratio was
0.60 to 1 at September 28, 1996 compared to 0.45 to 1 at year end 1995 and 0.48 to 1 at September 30, 1995.

Third Quarter, 1996

Littelfuse enjoyed a sales increase of 11 percent to $60.5 million the third quarter 1996 from $54.7 million the same period last year. The gross margin was 40.6 percent for the quarter both years. Operating income increased to 15.9 percent  of  sales  the third quarter this  year  from  15.4 percent last year. Net income increased 15 percent to $5.6 million the third quarter this year compared to $4.8 million last year. Earnings per share increased 21 percent to $0.47 compared to $0.39 partly due to fewer equivalent shares outstanding related to our share repurchase program.

Third quarter 1996 sales grew $5.8 million compared to the same quarter last year. Very strong automotive OEM sales in Europe spurred 21 percent sales growth in U.S. dollars and 26 percent sales growth in local currency. A portion of Europe's automotive OEM sales were due to a non-recurring item approximating $0.7 million accounting for 9 percent of the 21 percent sales growth for the quarter. Very strong electronics sales, particularly in Japan, spurred 24 percent sales growth in Asia Pacific. Respectable automotive and power fuse sales spurred 5 percent sales growth in North America.

Electronics sales grew to $27.8 million in the third quarter 1996 from $25.8 million the same quarter of last year for an increase of $2.0 million or 8 percent. Sales were particularly strong in consumer electronics in Japan. Although electronics OEM gained some strength in North
America and Europe in the third quarter, electronics distribution remained weak in North America and Europe and the personal computer and telecommunications markets remained weak in Southeast Asia. Automotive sales grew to $23.2 million in the third quarter 1996 from $19.9 million the same quarter last year for an increase of $3.3 million or 16 percent. The European automotive OEM business was very strong and would have shown quite respectable growth even without the $0.7 million non-recurring sale. The North American automotive OEM business also was quite strong in the quarter. Power fuse sales grew to $9.5 million in the third quarter 1996 from $9.0 million the same quarter last year for an increase of $0.5 million or 6 percent. The Company believes that its electrical business sales continue to grow faster than the electrical industry in general.

Gross profit was $24.5 million or 40.6 percent of sales for the third quarter 1996 compared to $22.2 million or 40.6 percent last year. North America gross margins improved compared to last year, while Europe declined slightly due to currency and Asia Pacific declined slightly due to the start up of the China operations and the assimilation of the Korean operations.

Selling, general and administrative expenses were $13.1 million or 21.7 percent of sales for the third quarter 1996, compared to $12.2 million or 22.2 percent of sales for the same quarter last year. Selling expenses accounted for approximately two-thirds of the expenses both quarters. The S,G&A expenses as a percent of sales decreased slightly due to lower selling and to lower R&D expense as a percent of sales for the quarter. The amortization of the reorganization value and other intangibles was 2.9 percent of sales for the third quarter 1996 and 3.0 percent of sales for the third quarter of last year. Total S,G&A expenses including intangibles amortization were 24.6 percent of sales the third quarter 1996 compared to 25.2 percent the same quarter last year.

Operating income was $9.6 million or 15.9 percent of sales for the third quarter 1996 compared to $8.4 million or 15.4 percent last year.

Interest expense was $1.1 million for the third quarter 1996 compared to $1.0 million last year partly due to the Company's stock repurchase program. Other income, net, was $0.2 million for the third quarter compared to $0.1 million last year. Income before taxes was $8.7 million for the third quarter 1996 compared to $7.5 million last year. Income taxes were $3.1 million with an effective tax rate of 36 percent for the third quarter 1996 compared to $2.7 million with an effective tax rate of 35.5 percent the third quarter of last year.

Net income for the third quarter 1996 was $5.6 million or $0.47 per share compared to $4.8 million or $0.39 per share last year.

Nine Months, 1996

Sales increased 8 percent to $180.4 million from $167.1 million last year. Cash provided by operations before interest expense was $27.2 million and after interest expense was $23.9 million. Earnings per share increased 12 percent to $1.35 the first nine months of 1996 compared to $1.21 for the same period last year.

The automotive sales trend has been very strong the first nine months of 1996. However, electronics sales growth has been noticeably lower in the first nine months of this year compared to recent years. Nine months electronics sales were up 5 percent at $83.3 million compared to $79.5 million last year. Asia Pacific business has been very strong, particularly consumer electronics in Japan. Automotive sales were up 13 percent at $71.0 million compared to $63.0 million last year. Recent European automotive sales growth has been even stronger than our quite respectable North American automotive sales growth. Power fuse sales were up 6 percent to $26.2 million from $24.6 million last year. This business has benefited from improving economic conditions and market share gains associated with our new product introductions.

Gross profit was 40.7 percent or $73.5 million for the first nine months of 1996 compared to 40.8 percent or $68.2 million the first nine months of last year. The slight decline in the gross profit this year is due to start up costs associated with our new operations in Asia Pacific -- the new greenfield plant in China and the new joint venture in Korea.

Selling, general and administrative expenses were 22.2 percent of sales for the first nine months 1996 compared to
22.1 percent of sales last year. The increase in new systems implementation and foreign selling expenses were mostly offset by a decline in North American R&D and other general and administrative expenses. The amortization of intangibles was 2.9 percent of sales for the first nine months of both years. Total S,G & A expenses including intangibles amortization were 25.2 percent of sales the first nine months 1996 compared to 25.0 percent of sales the first nine months of last year.

Operating income was $28.1 million or 15.6 percent of sales the first nine months 1996 compared to $26.4 million or 15.8 percent last year.

Interest expense was $3.3 million the first nine months of both years since the company has invested all its free cash flow after financial expenses and capital expenditures the past twelve months in the repurchase of its own common stock and warrants. Other income, net was $0.6 million the first nine months 1996 compared to $0.3 million last year. Income before taxes was $25.4 million the first nine months 1996 compared to $23.4 million the first nine months of last year.

Income  taxes were $9.1 million the first nine  months  1996
compared  to  $8.3  million last year.   The  year  to  date
effective  rate  is  36 percent for 1996  compared  to  35.5 percent last year.

Net income the first nine months 1996 was $16.2 million compared to $15.1 million last year. Earnings per share the first nine months of 1996 increased 12 percent to $1.35 per share compared to $1.21 per share last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support its operations, its capital expenditures and its current debt obligations for the foreseeable future.

Littelfuse started the 1996 year with $ 1.3 million of cash. Net cash provided by operations was $23.9 million for the first nine months. Cash used to invest in property, plant and equipment was $12.4 million. Cash used to repurchase stock and warrants was $25.4 million, proceeds of option exercises were $1.1 million, and proceeds of bank debt were $11.9 million for net financing of $12.4 million use of cash. The net of cash provided by operations, less investing activities, less financing activities resulted in a decrease in cash of $0.9 million. The effect of exchange rates on cash added $0.1 million. This left the Company with a cash balance of approximately $0.5 million at September 28, 1996.

The  ratio of current assets to current liabilities was  1.5 to 1 at the end of the third quarter 1996, 1.4 to 1 at year end 1995, and 1.5 to 1 at the end of the third quarter 1995.
The days sales in receivables was approximately 59 days at the end of the third quarter 1996 compared to 52 days at year end 1995 and 52 days at the end of the third quarter 1995. The increase in days sales in receivables is primarily due to the strong foreign sales (which have longer payment terms) and higher sales the second half of the quarter. The inventory turnover rate was approximately 4.5 turns at the end of the third quarter 1996 compared to 4.1 turns at year end 1995 and
5.2 turns at  the end of the third quarter 1995.
The lower turns is primarily due to the new China and Korean operations in Asia Pacific.

The Company's capital expenditures were $12.4 million for the first nine months 1996. The Company expects that capital expenditures, which will be primarily for new machinery and equipment, will total approximately $18.0 million in 1996. The ratio of debt to equity was 0.60 to 1 at the end of the first nine months 1996 compared to 0.45 to 1 at year end 1995. The debt to equity ratio increased due to the Company's repurchase of common shares and warrants.

The long term debt at the end of the first nine months 1996 consists of four types totaling $62.5 million. They are as follows: (1) private placement notes totaling $36.0
million,  (2)   bank  revolver  borrowings  totaling   $23.5
million, (3) notes payable relating to income taxes and mortgages totaling $1.3 million, and (4) other long-term debt totaling $1.7 million. These four items include $9.9 million of the bank revolver borrowings, tax notes and mortgage notes, which are considered to be current. This leaves net long term debt totaling $52.6 million at September 28, 1996. The private placement notes carry an interest rate of 6.31 percent and the bank revolver debt carries an interest rate of prime or LIBOR plus 0.5%, which currently is approximately 6.3%. The Company had available at September 28, 1996, a revolver facility of $41.5 million. The Company also has a $3.0 million letter of credit facility of which approximately $1.9 million was being used at September 28, 1996.



PART II - OTHER INFORMATION

Item 6:                             Exhibits and Reports  on
Form 8-K

       There were no reports on Form 8-K during the quarter ended September
      28, 1996.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 28, 1996, to be signed on its behalf by the undersigned thereunto duly authorized.


                       Littelfuse, Inc.


Date:  November 12, 1996      By  /s/ James F. Brace
                           James F. Brace
                    Vice President, Treasurer,
                      and Chief Financial Officer
                    (As duly authorized officer and
                     as the principal financial and
                     accounting officer)