Form 10-K
period 1996-12-28
LITTELFUSE INC /DE
filed 1997-03-20
CIK 889331

Securities and Exchange Commission
                   Washington, D.C. 20549

                            FORM 10-K
                [X]          Annual Report Pursuant to Section
13 or 15(d)

of the Securities Exchange Act of 1934
                   (Mark  One)                        for  the
fiscal year ended December 28, 1996
                                 or
                [   ]            Transition Report Pursuant to
Section 13 or 15(d)

of the Securities Exchange Act of 1934
                                                       for the
transition period from            to

               Commission file number 0-20388

                        Littelfuse, Inc.
    (Exact name of registrant as specified in its charter)

                                                      Delaware
36-3795742
(State         or         other        jurisdiction         of
(I.R.S. Employer Identification No.)
incorporation or organization)

800 East Northwest Highway,
Des                      Plaines,                     Illinois
60016
(Address       of      principal      executive       offices)
(Zip Code)

                         847/824-1188
    (Registrant's telephone number, including area code)

Securities  registered pursuant to Section 12(b) of  the  Act:
None

Securities  registered pursuant to Section 12(g) of  the  Act:
Common Stock, $.01 par value, and Warrants to purchase shares of Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.             Yes
X  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [x]

      The aggregate market value of 8,414,224 shares of voting stock held by non-affiliates of the registrant was approximately $401,779,196 based on the last reported sale price of the registrant's Common Stock, $.01 par value, as reported on the NASDAQ National Market System on March 14, 1997.

      As  of  March  14, 1997, the registrant had  outstanding
9,851,054 shares of Common Stock, $.01 par value, and Warrants to purchase 2,086,225 shares of Common Stock, $.01 par value.

      The following documents have been incorporated herein by reference to the extent indicated herein:
      Littelfuse,  Inc. Proxy Statement dated March  19,  1997
(the "Proxy Statement") --    Part      III.
      Littelfuse, Inc. Annual Report to Stockholders for the year ended December 28, 1996 (the "Annual Report") -- Parts II and III.

                           Part I

ITEM 1.  BUSINESS

General

      Littelfuse, Inc. (the "Company" or "Littelfuse") is a leading manufacturer and seller of fuses and other circuit protection devices for use in the electronic, automotive and general industrial markets. Management believes the Company is ranked first in market share in the electronic market, first in the automotive market and third in the power fuse market in North America. Management believes that the Company, together with its licensees, is also first in market share in the electronic market and first in the automotive market worldwide.

      In the electronic market, leading manufacturers such as Amana, Compaq, Daewoo, Hewlett Packard, IBM, LG Electronics, Lucent Technologies, Motorola, Nortel, Panasonic, Sharp, Sony, Toshiba and US Robotics obtain a substantial portion of their electronic circuit protection requirements from the Company. In the automotive market, the Company or its licensees have customer relationships with all leading automobile manufacturers throughout the world. Littelfuse provides substantially all of the automotive fuse requirements for vehicles manufactured domestically by General Motors Corporation and is the primary supplier for Ford Motor Company, Chrysler Corporation and all Japanese and most
European auto manufacturer transplants. The Company also competes in the power fuse market selling to companies such as the Allen Bradley division of Rockwell International and Reliance Electric. In addition to fuses, the Company manufactures and supplies relays, switches, circuit breakers and indicator lights to the automotive industry and to appliance and general electronics manufacturers. See "Business Environment: Circuit Protection Market."

     The Company manufactures its products on fully integrated manufacturing and assembly equipment, much of which is designed and built by its own engineers. The Company fabricates and assembles a majority of its products and maintains product quality through a rigorous quality assurance program with all sites certified under ISO 9000 standards and its world headquarters now certified under the QS9000 standards.

      The Company's products are sold worldwide through a direct sales force and manufacturers' representatives. In Asia Pacific, the Company has licensed its automotive fuse technology to a Japanese firm that supplies automotive fuses to Pacific Rim customers. For the year ended December 28, 1996, approximately 39% of the Company's net sales were to customers outside the United States (exports and foreign operations).

      The Company was incorporated under the laws of the State of Delaware on November 25, 1991. The Company is the
successor to the business and assets of a corporation of the same name ("Old Littelfuse"), which was originally formed in
1927 and subsequently acquired by Tracor, Inc. ("Tracor") in 1968. Any references to performance, financial results or other aspects of the Company prior to December 27, 1991, relate to Old Littelfuse.

     References herein to "1994" or "fiscal 1994" refer to the calendar year ended December 31,
1994. References herein to "1995" or "fiscal 1995" refer to the calendar year ended December 31, 1995. References herein to "1996" or "fiscal 1996" refer to the fiscal year ended December 28, 1996.

Background:  The Reorganization

      The Company's predecessor, Old Littelfuse, was one of a number of wholly owned subsidiaries of Tracor. In addition to manufacturing fuses and other circuit protection and control devices through Old Littelfuse, Tracor and its subsidiaries were involved in a wide range of commercial and defense related businesses. On October 9, 1987, Tracor was acquired by Westmark Systems, Inc. ("Westmark") in a highly leveraged transaction. Due to heavy debt service requirements and adverse conditions in the defense industry and the resulting negative impact on the operating results of its defense related businesses, the senior lenders and certain other creditors of Tracor reached an agreement in principle to restructure Tracor and its affiliates through voluntary bankruptcy proceedings. Accordingly, Tracor and its affiliates, including Old Littelfuse, filed voluntary petitions for reorganization on February 15, 1991, under Chapter 11 of the United States Bankruptcy Code. On December 6, 1991, the Bankruptcy Court approved the Littelfuse Plan of Reorganization for Old Littelfuse ("the Plan"). The Plan, which was implemented effective as of December 27, 1991, resulted in the Company receiving substantially all of the assets and businesses of Old Littelfuse. Pursuant to the Plan, the indebtedness of Old Littelfuse was restructured with the Company entering new credit arrangements with the secured lenders. The secured lenders and other unsecured creditors of Old Littelfuse were issued equity in the Company as successor entities.

Business Environment:  Circuit Protection Market

      The circuit protection market can be broadly categorized into five major product areas: electronic, automotive, indus trial (power), high voltage and residential. The Company sells products designed for the electronic, automotive and industrial areas. The Company entered the circuit protection market in 1927 with the development and introduction of the first small, fast-acting fuse capable of protecting sensitive test meters. Since that time, the Company has diversified its involvement in the circuit protection market to become a leader in the production of electronic and automotive fuses. The Company also entered the power fuse market in 1983 with a broad line of fuses, including several proprietary products. The Company believes it is the circuit protection leader because it designs and produces almost all the products it sells in all three markets including the two markets where it holds the number one market share position. See "Littelfuse Products."

      Electronic Fuses. Electronic fuses are used to protect power circuits in a multitude of electronic systems. Electronic fuses fall into two major categories: miniature and subminiature. Miniature fuses are generally tubular in shape with glass, ceramic and composition bodies. Subminiature devices are used where space is at a premium. Applications for electronic fuses include telecommunications equipment, computers and computer peripherals, power supplies, test and medical instrumentation, and consumer electronic products. There is also a special segment of the electronic fuse market directed toward the aerospace industry. These special high-reliability fuses are manufactured in small quantities under extremely high quality control standards.

      Automotive Fuses. Fuses are extensively used in automo biles, trucks, buses and off-road equipment to protect electrical circuits and wiring harnesses supplying electrical power to operate lights, heating, air conditioning, windshield wipers, radios, windows and controls. Currently, a typical automobile contains 30 to 70 fuses, depending upon the options installed. The market for automotive fuses is expected to grow in the coming years as more electronic features are included in automobiles and as larger amperage fuses replace existing low technology fuses in wiring harnesses. Certain new vehicles, such as the Cadillac Seville, Ford 150 series truck, Chrysler Concorde and the Jaguar, contain as many as 50 to 90 fuses and this higher fuse count is expected to spread to other vehicles.

      Power Fuses. Power fuses include both current limiting and non-current limiting devices used to protect electrical systems against overcurrents. Power fuses are rated and listed under one of many Underwriters' Laboratories fuse classifications. The three main end user market segments for power fuses include original equipment manufacturers ("OEMs"), industrial maintenance and repair operations ("MROs") and new commercial and industrial construction. Major applications for power fuses include protection from over-load and short-circuit currents in motor branch circuits, heating and cooling systems, control systems, lighting circuits and electrical distribution networks. Other applications include the protection of semiconductor devices such as SCRs, diodes, thyristors, triacs and similar solid state devices.

Littelfuse Products

      General. The Company is a leading manufacturer and seller of fuses and other circuit protection devices for use in the electronic, automotive and general industrial markets. The Company's products are marketed under the general trademarked names of Littelfuser and, where appropriate, Slo-Blor Fuse as well as the trademarked names of certain of its products listed below in the description of the Company's electronic, automotive and power fuse products.

      Product Sales. Net sales of the Company's products by industry category for the periods indicated are as follows:

Fiscal Year

(in thousands)

                            1996      1995      1994

Electronic               $112,667  $103,809  $  87,340
Automotive                 94,391    83,372     77,787
Industrial (Power)         34,388    32,354     29,327
             Total       $241,446  $219,535   $194,454

      Electronic Fuses. The Company manufactures and sells a wide range of electronic fuse products, including miniature and subminiature fuses. These miniature and subminiature fuses are designed to provide circuit protection in the limited space requirements of electronic equipment. The Company also entered a new market in 1996 for conductive polymer PTC devices that behave like a resettable fuse. While the Company continues to develop its own resettable fuse products, the Company also entered into agreements with Raychem Corp. In 1996 which allows the Company to sell resettable fuses using certain of Raychem's technology.

The Company's electronic fuse products are marketed under the following trademarked and brand names:

       PICOr   II   Fuse   is  a  very   fast-acting
       subminiature fuse with axial leads which  can
       be  automatically  inserted  into  a  circuit
       board.   It  is used in consumer electronics,
       computers,    medical   instruments,    power
       supplies  and telecommunication  line  cards.
       It was originally developed for the aerospace
       industry where extremely small size and  high
       reliability were prime requisites.  This fuse
       in  encapsulated with an epoxy coating  which
       protects  the fuse from adverse environmental
       conditions.  It can stand up under the  rough
       treatment   found  in  high  speed  automated
       circuit board assembly processes used by many different manufacturers.

       2AG  fuses  are  a miniature version  of  the
       standard  1/4" diameter by 1-1/4" long  glass
       bodied  fuses manufactured for more  than  40
       years.   The fuse occupies about 1/3  of  the
       space  but still provides the performance  of
       the  larger  sized product.  The Company  has
       developed    a   strong   market    in    the
       telecommunications  industry  for  a   leaded
       version  of  the 2AG fuse.  These  fuses  are
       used   in  business  and  personal  telephone
       systems,   answering   machines   and   other
       equipment connected to phone lines. They are used to protect the system from lightning surges and accidental contact with power lines. These fuses also are used extensively in electronic ballasts for lighting.

       MICRO Fuse is a plug-in style fuse about the
       size  of a pencil eraser.  It is a very  fast
       acting  fuse  and, like the PICOr  Fuse,  was
       originally   designed   for   the    emerging
       aerospace    industry.    Applications    are
       particularly  suited to equipment  where  the
       user might "blow" a fuse during testing or by
       accidental shorting out of the power  supply.
       The  "plug-in" feature allows the fuse to  be
       quickly and easily replaced without the  need
       for   special  de-soldering  equipment.   The
       Company also manufactures sockets for the MICRO Fuse.

       NANO  Fuse  is  a surface mount  version  of
       PICOr  Fuse.  Because it has no leads, it  is
       substantially  smaller.  It  is  the  product
       choice  where  subminiaturization  is  a  key
       need.  Surface mount circuit boards are often
       less  than 25% of the size of similar  boards
       using    leaded   components.    Applications
       include cellular telephones and miniature 8mm video camcorders.

       NANO2   r  SMF  Fuse  represents  our  fourth
       generation  surface mount fuse product  line.
       The  compact size (.240" x .100" x .100")  of
       this   rectangular  shaped   fuse   is   very
       attractive to design engineers.  In addition,
       the  flat side design permits efficient  pick
       and    placement   by   automated    assembly
       equipment.   The  NANO2 r SMF  Fuse  is  used
       where   space  considerations  are   critical
       including laptop computers, camcorders and battery chargers.

       ALF  II  is  a  very fast acting  thin  film
       surface mount fuse measuring only .12 inch  x
       .06  inch.  The super small subminiature size
       assures  additional space savings in  surface
       mount   applications.    It   is   completely
       compatible with common soldering systems used in surface mount assembly applications and it is available on 8mm reels for use with automatic placement equipment.

       "0603"  SMF is a very fast acting  thin  film
       surface mount fuse measuring only .06 inch  x
       .03  inch.   The  0603 is the  smallest  fuse
       available  and  has a very low  profile  .018
       inches.   The small physical size along  with
       low values for resistance and voltage drop are significant features of this new fuse for battery and other low voltage applications.

       Surface   Mount   PTC   is   the   first   in
       Littelfuse's   line  of  PTC  devices.    Its
       dimensions  of 0.200" x 0.290" x  0.120"  are
       ideal  for  circuit board applications  where
       space  is at a premium.  It also is available
       in  an 0.340" x 0.250" x 0.10" configuration.
       This  polymer  surface  mount  PTC  has   the
       ability to reset itself once the fault or overcurrent condition has cleared. This new product is used primarily for computer and peripheral applications such as motherboards, disk drives, PC cards, modems printers, etc.

       Radial  Leaded PTC series is a 60-volt radial
       leaded  surface mount product.   This  series
       will  be  introduced in early  1997.   Radial
       leaded  PTC applications include process  and
       industrial  controls,  test  and  measurement
       equipment,   security  systems,  motors   and
       automotive.

      Automotive Fuses. The Company is a primary supplier of fuses to United States, Japanese and European automotive OEMs, automotive component parts manufacturers and automotive parts distributors. The Company also sells its fuses in the replacement parts market, with its products being sold through mass merchandisers, discount stores and service stations, as well as under private label by national firms. Management believes that it currently is the leading worldwide supplier of automotive fuses for new vehicle production and a leader for the aftermarket/replacement market.

      The Company invented and owns all of the U.S. patents related to the blade type fuse which is the standard and most commonly used fuse in the automotive industry. The Company believes that, together with its licensees, it supplies substantially all of the blade type fuses used in the North American and Japanese markets and a majority in the European market. The Company's automotive fuse products are marketed under the following trademarked and brand names:

       AUTOFUSEr  or  ATOr,  a standard  blade  type
       fuse,   is    used  in  automobiles  produced
       worldwide and designed to provide superior circuit protection in a small, heat resistant package for low ampere applications.

       MINIr  Fuse,  smaller  than  its  predecessor
       AUTOFUSEr, is offered in a range from two amps to 30 amps and is designed to permit more fuses in the same amount of space than prior products.

       MAXI   Fuse,   a  larger  version   of   the
       AUTOFUSEr,  replaces the  commonly  used  low
       technology fusible wire or fusible  links  in
       automobile   electrical  harnesses   and   is
       offered in a range from 20 amps to 80 amps.

       MIDIr  Fuse  is  a bolt down version  of  the
       MAXI fuse.  This style is preferred by  some
       European  customers in  the  50  to  100  amp
       range.   Its primary use is for heating,  air
       conditioning and motor control circuits.

       J-Case  Fuse, is a cartridge version  of  the
       Maxi  fuse.   This  style  is  popular  with
       Japanese customers in the 40 to 80 amp range.
       Its   primary  use  is  for  branch   circuit
       protection and protection of circuits with inductive loads.

       MEGAr  Fuse,  a  higher  current  fuse   with
       ratings of 100 to 200 amps, is used for protection of battery cables.

      Over half of the Company's North American automotive (blade type) fuse sales are made to wire harness manufacturers that incorporate the fuses into their products. The remaining automotive fuse sales are made directly to automotive manufacturers and through distributors who in turn sell most of their products to automotive product wholesalers, such as warehouse distributors, discount stores and service stations.

     The Company believes it currently has adequate production capacity to meet the anticipated increased demand for automotive fuses referred to in "Business Environment: Circuit Protection Market -- Automotive Fuses." Any required expenditures for additional machinery and equipment are expected to be funded by cash flow from operations.

      The Company has licensed its patented ATOr, Minir and Maxi automotive fuse designs to Bussmann, a division of Cooper Industries. Bussmann is the Company's largest domestic competitor. Additionally, the Company has entered into a licensing agreement with Pacific Engineering Company, Ltd., a Japanese fuse manufacturer, which produces and distributes the Company's patented ATOr and Minir automotive fuses to the Pacific Rim manufacturing operations of Pacific Rim-based automobile manufacturers. See "Competition" and "Business -- Patents, Trademarks and Other Intellectual Property."

      Power Fuses. The Company entered the power fuse market in 1983 and manufactures and sells a broad range of low-voltage circuit protection products to electrical distributors and their customers in the construction, OEM and MRO markets. Power fuses are used to protect circuits in various types of industrial equipment and circuits in industrial plants, office buildings and residential units. The Company's power fuse products are marketed under the following classifications:

       Class  L fuses are commonly used as the first
       line  of  electrical protection  in  building
       service  entrance equipment of high  capacity
       electrical   systems.    Other   applications
       include   switchboard  mains   and   feeders,
       distribution equipment and branch circuit protection for large motors.

       Class  R  fuses are commonly used  downstream
       from  Class  L fuses in a variety  of  branch
       circuit  applications.  Both time  delay  and
       fast   acting  versions  cover  a  range   of
       applications  including main  feeder,  motor,
       transformer and solenoids.  The Company's RK5
       INDICATOR   fuse  series  has  won   numerous
       product   awards  and  wide  recognition   by
       industrial plant personnel.  These fuses have
       an integrated blown fuse indicator that turns
       from  clear  to dark once a fuse  has  blown.
       This     reduces     troubleshooting     time
       significantly and helps improve safety.

       Class J fuses are less than half the size  of
       Class   R   to  provide   substantial   space
       savings.   Applications  for  Class   J   are
       similar  to Class R.  Additional applications
       include   back  up  protection  for   circuit
       breakers and protection for both IEC and NEMA rated devices.

       Class   CC  fuses,  Littelfuse's  KLDR   (for
       transformer protection) and CCMR (for motor branch circuit protection) provide protection formerly supplied by fuses 10 times larger.
       Littelfuse was the first to the market with these products and is the only company with a CCMR rated up to 60 amps.

       Semiconductor     fuses,     designed     for
       supplementary  protection  of  semiconducting
       devices, are used in electronic equipment and
       power   equipment,  such  as  variable  speed
       drives, power rectifiers, UPS systems and DC power suppliers.

       Midget fuses, seven different series provide supplementary overcurrent protection in such diverse applications as control circuits, control power transformers, solenoids, street lighting and computers.

      Other Products. In addition to fuses, the Company supplies relays, switches and indicator lights to the automotive industry and to appliance and general electronics manufacturers. The Company is also a supplier of circuit breakers, fuse holders (including OMNI-BLOKr), fuse blocks (including Powr-Blokr power distribution systems) and fuse clips primarily to customers that purchase circuit protection devices from the Company.

      The LITTELITESr indicating lights product line includes cartridge lamps with miniature and subminiature lampholders and snap-mount plastic lights. These lights come in incandescent, neon and solid state versions. LITTELITESr are sold to producers of industrial machinery, office machines, appliances, instruments and computers.

Product Design and Development

     The Company employs scientific, engineering and other per sonnel to improve its existing product lines and to develop new products at its research and engineering facility in Des Plaines, Illinois. The Engineering Department consists of approximately 50 engineers, chemists, metallurgists, fusologists and technicians. This department is primarily responsible for the design and development of new products and consists of five major groups. Three of the groups are dedicated to the design of certain types of products, specifically electronic fuses, including automotive and general electronic fuses; electrical fuses, including power and industrial fuses; and electromechanical devices such as relays and switches. Another engineering group is dedicated to materials engineering which brings metallurgy, plating and other technologies to bear on the development of new products. Finally, the engineering support group oversees patent and trademark compliance and maintains the model shop, drafting rooms and an electronics lab. The electronics lab develops the necessary tooling, hardware and software for testing the standards and tolerances of sample products.

      Proposals  for  the  development  of  new  products  are
initiated primarily by marketing managers, members of the sales staff and customers. The entire product development pro cess typically takes between 12 and 18 months. During the fiscal years ended December 28, 1996, December 31, 1995, and December 31, 1994, the Company expended approximately $7.3 million, $7.9 million and $6.1 million, respectively, on product design and development.

Patents, Trademarks and Other Intellectual Property

     The Company generally relies on patent and trademark laws and license and nondisclosure agreements to protect its rights in its trade secrets in its proprietary products. In cases where it is deemed necessary by management, key employees are required to sign an agreement that they will maintain the confidentiality of the Company's proprietary information and trade secrets. This is information, which for business reasons, is not disclosed to the public.

      As of December 28, 1996, the Company owned 97 patents in North America, 15 patents in the European Economic Community and 23 patents in other foreign countries. The Company has also registered trademark protection for certain of its brand names and logos. The 97 North American patents are in the following categories: 46 Electronic, 30 Automotive, 15 Power Fuse and 6 miscellaneous. Of the 30 automotive patents, 9 are article and process patents for the ATOr type fuses, 7 are for the MINIr and MAXITM type fuses, 3 are for the MEGAr and MIDIr type fuses and 11 are for other automotive products. Patents expiring in 1997 cover products that accounted for 5% of 1996 sales. Patents covering products that accounted for the balance of 1996 sales expire between 1998 and 2010.

      The first article patent covering the AUTOFUSEr or ATOr fuse expired on September 30, 1992. However, the last improvement patent covering the ATOr fuse expires on August 10, 1999. The ATOr fuse product is further protected by trademark and trade dress protection which has a remaining indefinite life so long as it is continued to be correctly used by the Company and its licensees.

      New products are continually being developed to replace older products. The Company regularly applies for patent protection on such new products. Although in the aggregate the Company's patents are important in the operation of its businesses, the Company believes that the loss by expiration or otherwise of any one patent or group of patents would not materially affect its business.

      The  Company  currently licenses its  MINIr   and  MAXI
automotive fuse technology to Bussmann, a division of Cooper Industries and the Company's largest domestic competitor. The license granted in 1987 is nonexclusive and grants the Company the right to receive royalties of 4% of the licensee's revenues from the sale of the licensed products with an annual minimum of $25,000. Each license expires upon the expiration of the licensed product patents.

      The Company currently licenses its ATOr automotive fuse technology to Pacific Engineering Company, Ltd., a Japanese manufacturer that produces and distributes the Company's patented automotive fuses to Pacific Rim operations of Pacific Rim-based automotive manufacturers. The license is exclusive as to Japan and non-exclusive as to other specified Pacific Rim territories and provides that the Company will receive royalties of 1.5% of the licensee's revenues from the sales of the licensed products with a $25,000 annual minimum. This license expires on August 10, 1999. In addition, a second license covering the MINIr Fuse technology was granted with similar territory arrangements to Pacific Engineering and grants the Company the right to receive royalties of 2.5% of the licensee's revenues from the sale of the licensed products, with an annual minimum of $100,000. The second license expires on April 6, 2006.

      License royalties amounted to $266,000, $349,000 and $552,000 for 1996, 1995 and 1994 respectively.

Manufacturing

      Much of the Company's manufacturing equipment is custom designed by its engineers, and the Company conducts the majority of its own fabrication. The Company stamps most of the metal components used in its fuses, relays, holders and switches from raw metal stock and makes its own contacts and springs. However, the Company does depend upon a single source for a substantial portion of its stamped metal end caps for electronic fuses. The Company believes that alternative stamping sources are available at prices which would not have a material adverse effect on the Company. The Company also performs its own plating (silver, nickel, zinc, tin and oxides). In addition, all thermoplastic molded component requirements used for such products as the AUTOFUSEr, MINIr and Maxi product lines are met through the Company's in-house molding capabilities.

      After components are stamped, molded, plated and readied for assembly, final assembly is accomplished on fully automatic and semi-automatic assembly machines. Quality assurance and operations personnel, using techniques such as Statistical Process Control, perform tests, checks and measurements during the production process to maintain the highest levels of product quality and customer satisfaction.

      The principal raw materials for the Company's products include copper and copper alloys, heat resistant plastics, zinc, melamine, glass, silver, solder, sulphate clipboard and linerboard. The Company depends upon a sole source for several of heat resistant plastics. The Company believes that suitable alternative heat resistant plastics are available from other sources at prices which would not have a material adverse effect on the Company. All of the other raw materials are purchased from a number of readily available outside sources.

       A computer-aided design and manufacturing system (CAD/CAM) expedites product development and machine design, while reliability and high power laboratories test new products, prototype concepts and production run samples. The Company participates in "Just-in-Time" delivery programs with many of its major suppliers and actively promotes the building of strong cooperative relationships with its suppliers by involving them in pre-engineering product and process development. The Company also sponsors an annual major supplier conference and conducts a vendor certification program.

Marketing

      The Company's domestic sales staff of approximately 65 people maintains relations with major OEMs and distributors. The Company's sales and engineering personnel interact directly with the OEM engineers to ensure maximum circuit protection and reliability within the parameters of the OEM design. Internationally, the Company maintains a sales staff of approximately 25 people and sales offices in The Netherlands, England, Singapore, Korea and China. The Company also markets its products indirectly through a worldwide organization of approximately 125 manufacturers' representatives and distributes through an extensive network of electronic, automotive and electrical distributors.

      In addition to the normal risks associated with the Company's domestic operations, the Company's international operations entail such further risks as currency fluctuations and the effect of international relations or the domestic affairs of foreign countries on the conduct of business. As of December 28, 1996, the Company's operations have not been significantly affected by such additional risks. For information relating to foreign sales, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Geographical Business Segments."

      Electronic. The Company has retained 24 manufacturers' representatives to sell its electronic products domestically and additional representatives to sell its electronic products internationally. These representatives call on major OEMs and distributors. Since the manufacturers' representatives do not maintain inventories, the Company distributes approximately 41% of its domestic products directly to OEMs, with the remainder distributed by more than 670 distributors nationwide.

      In the Pacific Rim, the Company maintains a direct sales staff of five people in Singapore, one in Hong Kong and four in Korea, one in Japan and one or more manufacturers' repre sentatives in Japan, Singapore, Korea, Hong Kong, Taiwan, China, Malaysia, Thailand, Philippines and Australia. In Europe, the Company's distribution methods differ from its domestic methods in that it maintains a direct sales force of eight people to call on OEMs exclusively and utilizes approximately 15 manufacturers' representatives to approach distributors and smaller OEMs. Unlike its domestic representatives, these manufacturers' representatives purchase inventory from the Company to facilitate delivery and reduce financial risks associated with currency exchange rate fluctua tions.

     Automotive. The Company sells automotive fuses through a direct sales force in Detroit consisting of four employees. Salespersons service all the major automotive OEMs (including the United States manufacturing operations of foreign-based
OEMs) through both the engineering and purchasing departments of these companies. Twenty-eight manufacturers' representatives distribute the Company's products to aftermarket fuse retailers such as Autozone, Pep Boys, K-Mart and NAPA. In Europe, the Company uses both a direct sales force and manufacturers' representatives to distribute its products to Mercedes Benz, BMW, Volvo, Saab, Jaguar and other OEMs, as well as aftermarket distributors. In Asia Pacific, the

Company has licensed its automotive fuse technology to a Japanese firm which supplies the majority of the automotive fuses to the Japanese manufacturing operations in the region including Toyota, Honda and Nissan.

      Power.   The  Company markets and sells its power  fuses
through 48 manufacturers' representatives across North America. These representatives sell power fuse products through an electrical distribution network comprised of approximately 1,240 distributors. These distributors have customers that include electrical contractors, municipalities, utilities and factories (including both MRO and OEM). Some of the manufacturers' representatives have consigned inventory in order to facilitate rapid customer delivery.

      The Company's field sales force (including application engineers) and manufacturers' representatives call on both distributors and end-users (consulting engineers, municipalities, utilities and OEMs) in an effort to educate these customers on the capabilities and characteristics of the Company's products.

Customers

     The Company sells to over 10,000 customers worldwide. No single customer accounted for more than 10% of net sales during the last three years except for its Japanese stocking representative which accounted for 11% in 1996. The Japanese stocking representative serves over 100 customers in the Asia Pacific electronics market. During the 1996, 1995 and 1994 fiscal years, net sales to customers outside the United States (exports and foreign operations) accounted for approximately 38.5%, 35.3% and 30.1%, respectively, of the Company's total net sales.

Competition

      The Company's products compete with similar products of other manufacturers, many of which have substantially greater financial resources than the Company. In the electronic fuse market, the Company's competitors are Bussmann, a division of Cooper Industries, Bel Fuse, Inc., Raychem Corp., San-O Industrial Corp. and Wickmann-Werke GmbH. In the fuseholder portion of this market, the Company's principal competitor is Schurter, Inc. In the automotive fuse market, the Company's major competitor, both in sales to automobile manufacturers and in the aftermarket, is Bussmann. The Company licenses several of its automotive fuse designs to Bussmann. Other auto fuse competitors include Pudenz and MTA. In the power fuse market, the Company's major competitors include Bussmann, Gould, Inc and Ferraz. The Company believes that it competes primarily on the basis of innovative products, the breadth of available product lines, the quality and design of its products and the responsiveness of its customer service rather than through price competition.

Backlog

      The Company does not consider backlog to be a predictive measure of results due to the Company's short delivery time. The Company manufactures high volume products based on its demand forecasts and manufactures low volume products based on customer orders. The Company attempts to ship such products to the customer within five business days of the date of the order. Over 90% of all orders, which request delivery within three weeks of the date of the order, are filled on time from available stock or current production.

Employees

      During 1996, the Company employed approximately 2,550 persons. Approximately 50 employees in Des Plaines and 465 employees in Mexico are covered by collective bargaining agreements. The Des Plaines agreement expires March 31, 1999 and the Mexico agreement expires February 28, 1998. The Company has not experienced any work stoppage or other form of labor dispute within the last 20 years. The Company believes that its employee relations are excellent and that its employees, many of whom have long experience with the Company, represent a valuable resource. The Company emphasizes employee training and development and has established Quality Improvement Process (QIP) training for its employees worldwide so as to promote product quality and customer satisfaction.

Environmental Regulation

      The Company is subject to numerous federal, state and local regulations relating to air and water quality, the disposal of hazardous waste materials, safety and health. Compliance with applicable environmental regulations has not significantly changed the Company's competitive position, capital spending or earnings in the past and the Company does not presently anticipate that compliance with such regulations will change its competitive position, capital spending or earnings for the foreseeable future. The Company employs an environmental engineer to monitor regulatory matters and believes that it is currently in compliance in all material respects with applicable environmental laws and regulations.

ITEM 2.   PROPERTIES

Littelfuse Facilities

      The Company's operations are located in 19 owned or leased facilities worldwide, containing approximately 679,000 square feet. The U.S. headquarters and principal fabrication and distribution facility is located in Des Plaines, Illinois, supported by three additional plants in Illinois and one in Mexico. European headquarters and the primary European distribution center is in Utrecht, The Netherlands, with manufacturing plants in the United Kingdom and Switzerland. Asia Pacific operations include a distribution center located in Singapore, with manufacturing plants in Korea and China. The leases referenced in the following table account for annual rentals of approximately $913,000. The Company does not believe that it will encounter any difficulty in renewing its existing leases upon the expiration of their current terms. Management believes that the Company's facilities are adequate to meet its requirements for the foreseeable future.

           The following table provides certain information concerning the Company's facilities:

                                                 Lease
                                                 Expir-
                               Size     Lease/   ation   Industry
Location          Use          (sq.ft.)  Own      Date     Focus
Des Plaines,      Administrat  340,000  Owned      --    Auto,
Illinois          ive,                                 Electronic,
                  Engineering,                           Power
                  Manufacturi
                  ng, Testing
                  and
                  Research
Centralia,        Manufacturing 45,200  Owned     --     Electronic
Illinois
Arcola, Illinois  Manufacturing 36,000  Owned     --     Power

Watseka,          Manufacturing 26,000  Leased(1)1999   Auto,
Illinois                                                 Electronic
Watseka,          Storage        5,000  Owned       --   Other
Illinois
Farmington        Administrative 1,562  Leased     1999  Auto
Hills, Michigan
Piedras Negras,   Manufacturing 50,300  Leased     1997  Auto,
Mexico                                                   Electronic,
                                                         Power
Piedras Negras,   Manufacturing 11,848 Leased      1997  Electronic and
Mexico                                                    Power

Washington,       Manufacturi                           Electronic,
England           ng,          60,000 Owned        --     Auto, Other
                  Sales and
                  Distribution

Utrecht, The      Warehousing   8,680 Leased     1998  Auto,
Netherlands                                            Electronic,
                                                       Other
Utrecht, The      Sales,       12,000 Owned      --    Auto,
Netherlands       Administrative                      Electronic,
                  and Engineering                        Other

Grenchen,         Manufacturing 11,000 Owned      --    Auto
Switzerland

Singapore         Sales and      5,845 Leased     1998  Electronic
                  Distribution


                                                 Lease
                                                 Expir-
                               Size     Lease/   ation   Industry
Location          Use          (sq.ft.)   Own     Date     Focus
Seoul, Korea      Sales and    20,000 Leased     2000  Electronic,
                  Manufacturing                          Auto


Suzhou, China     Manufacturi  40,000 Owned      --    Electronic
                  ng
Suzhou, China     Manufacturi   5,230 Leased   1997    Electronic
                  ng
Honk Kong, Japan  Sales          920  Leased   1998    Electronic
Yokohama, Japan   Sales        1,815  Leased   1999    Electronic
Sao Paulo,        Sales and
Brazil            Distribution  1,200  Leased   1997    Electronic,
                                                         Auto

<F1>(1)      The lease of the manufacturing facility
          in Watseka, Illinois, provides that the Company may purchase the leased facility upon certain terms and conditions.

ITEM 3.   Legal Proceedings

     The Company is not a party to any legal proceedings which it believes will have a material adverse effect upon the conduct of its business or its financial position.

ITEM 4.  Submission of Matters to a Vote of Security Holders

       There were no matters submitted to the Company's stockholders during the fourth quarter of fiscal 1996.

Executive Officers of Registrant

            The executive officers of the Company are as follows:

Name  Age              Position

Howard B. Witt         56    Chairman of the Board,  President
and Chief                    Executive Officer

Jon B. Anderson        48    Vice President, Human Resources

Kenneth R. Audino      53    Vice President, Quality Assurance and
                             Reliability

William S. Barron      54    Vice President, Marketing and Sales

James F. Brace         51    Vice President, Treasurer and Chief
                             Financial  Officer

David J. Krueger       59    Vice President, Engineering

Lloyd J. Turner        53    Vice President, Operations

Hans Ouwehand          50    Vice President, European Operations

Mary S. Muchoney       51    Secretary


Officers of Littelfuse are elected by the Board of Directors and serve at the discretion of the Board.

     Howard B. Witt was elected to the position of Chairman of the Board in May, 1993. He was promoted to President and Chief Executive Officer of Old Littelfuse in February 1990. Prior to his appointment as President and Chief Executive Officer, Mr. Witt served in several other key management positions with Old Littelfuse, including Operations Manager from March 1979 to January 1986, Vice President-Manufacturing from January 1986 to January 1988, and Executive Vice President with full operating responsibilities for all U.S. activities from January 1988 to February 1990. Prior to joining Old Littelfuse, Mr. Witt was a division president of Keene Corporation from 1974 to 1979. Mr. Witt currently serves as a member of the Board of Directors of Franklin Electric Co., Inc. and is a member of the Electronic Industries Association Board of Governors. He is also a director of the Artisan Small Cap Fund.

      Jon B. Anderson, Vice President, Human Resources, has responsibility for implementation of strategic human resources planning, team development and other related initiatives. He joined Littelfuse in May 1993 from R.R. Donnelley & Sons Company, Business Services Division where he was Director of Administrative Services from 1988 to early 1993. Mr. Anderson's total employment with Donnelley encompassed over 22 years.

      Kenneth R. Audino, Vice President, Quality Assurance and Reliability, oversees all product reliability and quality assurance activities corporate-wide and also directs corporate environmental affairs. Mr. Audino joined Old Littelfuse as a Control Technician in 1964. From 1964 to 1977, he progressed through several quality and reliability positions to Manager of Reliability and Standards. In 1983, he became Managing Director of the European Headquarters of Old Littelfuse and later was named Corporate Director of Quality Assurance and Reliability. He was promoted to his current position in 1988.

      William S. Barron, Vice President, Sales and Marketing, has responsibility for the general direction of all sales, marketing and related support functions. He also is responsible for the Information Services Department. Mr. Barron joined Old Littelfuse in March 1991. From August 1981 to March 1991, Mr. Barron served as Director of Sales and Marketing of Cinch Manufacturing and the General Manager of one of its domestic divisions. Cinch Manufacturing is a subsidiary of Labinal Corporation.

      James F. Brace, Vice President, Treasurer and Chief Financial Officer, has responsibility for the treasury, financial control and financial reporting functions of the Company. Mr. .Brace joined the Company in May 1992. From April 1987 to May 1992, he was employed by Sanford Corporation, a marker, writing instrument and office supplies manufacturer. At Sanford he was elected Chief Financial
Officer in April 1987, Treasurer in April 1988 and Vice President in July 1989. From March 1983 to April 1987 he was Vice President - Finance and Administration of Iroquois Industries Corp., a paper and office supplies distributor.

      David J. Krueger, Vice President, Engineering, directs all product feasibility, design, development and testing activities. Joining Old Littelfuse as an Industrial Fuse Engineering Manager in 1982, he was named Manager of Circuit Protection Devices in 1984, promoted to Director of
Engineering in January 1986 and promoted to his current position one year later. Prior to joining Old Littelfuse, Mr. Krueger worked for 15 years as an Engineering Manager for the Economy Fuse Division of Federal Electric, and for six years as a Plant Manager for Federal Pacific Reliance Electric.

       Lloyd J. Turner, Vice President, Operations, has responsibility for manufacturing operations and related support functions. Mr. Turner joined Old Littelfuse in October 1988, as Director of Manufacturing Operations after having served as an Operations Manager with Texas Instruments from November 1984 to September 1988. He was promoted to his current position in 1991.

      Hans Ouwehand, Vice President, European Operations, has complete responsibility for all sales, marketing, research and development, and manufacturing activities covering the entire range of electronic, automotive and aftermarket products sold by the Company in Europe. Mr. Ouwehand joined Old Littelfuse in 1984 as Sales Manager, Europe, Electronics Division. He was later promoted to the position of European Sales and Marketing Manager for all Littelfuse products and in 1986 to the position of General Manager-European Operations. Prior to joining Old Littelfuse, his industrial background included research and development work with Sperry Rand and sales and product management with Lameris Medical Instruments.

      Mary S. Muchoney has served as Corporate Secretary since 1991, after joining Old Littelfuse in 1977. She is responsible for providing all secretarial and administrative functions for the President and Littelfuse Board of Directors. Ms. Muchoney is a member of the American Society of Corporate Secretaries.
                           PART II

 ITEM 5.  Market for Registrant's Common Equity and Related
Stockholder Matters
      The information set forth under "Quarterly Stock Price" of Exhibit 13.1 filed as a part of this Annual Report on Form 10-K is incorporated herein by reference. As of March 14, 1997 there were 243 holders of record of the Company's Common Stock and in excess of 1,900 beneficial holders of its Common Stock.

     Since September 22, 1992, shares of the Common Stock have been traded in the over-the-counter market and quotations are reported using the symbol "LFUS" on the National Association of Securities Dealers Automated Quotations ("NASDAQ") National
Market System.
     The Company has not paid any cash dividends since reorganization. Future dividend policy will be determined by the Board of Directors based upon their evaluation of earnings, cash availability and general business prospects. Currently, there are restrictions on the payment of dividends contained in the Company's Credit Agreement which relate to the maintenance of certain restricted payment ratios.

ITEM 6.  Selected Financial Data

      The information set forth under "Selected Financial Data
-  Five Year Summary" of Exhibit 13.1 filed as a part of  this
Annual   Report  on  Form  10-K  is  incorporated  herein   by
reference.

ITEM  7.   Management's Discussion and Analysis  of  Financial
           Condition  and Results of Operations

      The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Exhibit 13.1 filed as a part of this Annual Report on Form
10-K is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

       The Report of Independent Auditors, Management's Statement of Responsibility and the Consolidated Financial Statements and notes thereto of the Company set forth on
Exhibit 13.1 filed as a part of this Annual Report on Form 10-K are incorporated herein by reference.

ITEM  9.   Changes  in and Disagreements with  Accountants  on
          Accounting and Financial Disclosure

     None.

                          PART III
ITEM 10.  Directors and Executive Officers of the Registrant

      The information set forth under "Election of Directors" in the Proxy Statement is incorporated herein by reference. The information set forth under "Executive Officers of the Registrant" in Part I of this Report is incorporated herein by reference.

ITEM 11.  Executive Compensation

       The information set forth under "Compensation of Executive Officers" in the Proxy Statement is incorporated herein by reference, except for the sections captioned "Reports of the Compensation Committee and Stock Option Committee on Executive Compensation" and "Company Performance."

ITEM 12.  Security Ownership of Certain Beneficial Owners  and
Management

     The information set forth under "Ownership of Littelfuse, Inc. Common Stock" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

      The  information set forth under "Certain  Relationships
and   Related   Transactions"  in  the  Proxy   Statement   is
incorporated herein by reference.

                                                  PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)         Financial Statements and Schedules

                 (1)   Financial  Statements.   The  following
                       financial statements set forth in Exhibit 13.1 filed as a part of the Annual Report on Form
                      10-K and incorporated herein by reference.

               (i)    Consolidated  Statements   of
                        Financial Condition as of December
                  28, 1996 and December 31, 1995.

               (ii)   Consolidated Statements of Income for
                     the years ended December 28, 1996, December 31, 1995
                      and 1994.

               (iii)     Consolidated Statements of Cash Flows
                         for the years ended December 28, 1996, December 31, 1995 and 1994.

                (iv) Consolidated Statements of Shareholders' Equity for the years ended December 28, 1996, December 31, 1995 and 1994.

                 (v)    Notes  to  Consolidated  Financial Statements.


         (2)  Financial  Statement Schedules.   The  following
              financial statement schedules are submitted herewith for the periods indicated therein.

              (I)      Schedule  II-Valuation  and  Qualifying
                        Accounts and Reserves

            All other schedules for which provision is made in
            the applicable accounting   regulation  of  the  Securities  and
            Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        (3)    Exhibits

             See Exhibit Index on pages 21-23, incorporated herein by reference.

    (b) Reports on Form 8-K

         There were no reports on Form 8-K during the fourth quarter of 1996.

                      LITTELFUSE, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                       (In Thousands)



                          Balance  Additions Charged              Balance
                          at       Charged     to     Deductions   at
        Description       Beginni  to        Other                End of Year
                          ng       Costs     Accounts     (A)
                          of Year  and
                                   Expenses

Year ended December 28,
1996
  Allowance for losses
on accounts receivable  $   863    $ 236            $   203    $    896

  Reserves for sales
discounts and
allowances              $ 3,038  $ 1,123            $    --     $ 4,161



Year ended December 31,
1995
  Allowance for losses
on accounts receivable  $   716  $   275            $   128    $    863

  Reserves for sales
discounts
and allowances           $2,525   $   513            $   --     $  3,038


Year ended December 31,
1994
  Allowance for losses
on accounts receivable  $ 692    $   155            $   131    $    716

  Reserves for sales
discounts
and allowances . .      $2,134   $   391            $    --    $  2,525

<F1>
(A) Write-off of uncollectible accounts, net of recoveries and foreign currency translation.

                         SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Littelfuse, Inc.

                                        By /s/ Howard B. Witt
                                        Howard  B. Witt,
                                        Chairman, President and
                                        Chief Executive Officer

Date:  March 19, 1997

      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/  Howard  B.  Witt            Chairman  of  the  Board, President
Howard B. Witt                  and Chief Executive Officer

/s/ Anthony Grillo           Director
Anthony Grillo

/s/ Bruce A. Karsh           Director
Bruce A. Karsh

/s/ John E. Major            Director
John E. Major

/s/ John J. Nevin            Director
John J. Nevin

/s/ James F. Brace           Vice President, Treasurer
James F. Brace                 and Chief Financial Officer
                               (Principal Financial Officer)

                       LITTELFUSE INC.
                      INDEX TO EXHIBITS
                                                                Sequentialc)
                                                                   Page
Number         Description of Exhibita)                          Number
2.1 Plan of Reorganization under Chapter 11 of the Bankruptcy Code of Old Littelfuse.

3.1       Certificate of Incorporation (as amended to date).

3.1A   Certificate  of Designations  of  Series  A Preferred
       Stock (filed  as Exhibit 4.2  to  the Company's Current
       Report on Form  8-K dated December 1, 1995 (1934 Act File
       No.0-20388) and incorporated herein by reference).

3.2    Bylaws (filed as Exhibit 3.1 to the Company's Current
       Report on Form  8-K dated December 1, 1995 (1934  Act
       File No. 0-20388) and incorporated herein by reference).

4.1 Credit Agreement among Littelfuse, Inc., as borrower, the lenders named therein and the First National
      Bank of Chicago, as agent, dated as of August 31, 1993.

4.1A Amendment  No. 1 to Credit  Agreement, dated as of March 31,
     1994. (Filed as Exhibit 4.1A to the Company's Form 10-K for the year ended December 31, 1995.)

4.1B  Amendment  No. 2 to Credit  Agreement, dated as of June 16,
        1995. (Filed  as  Exhibit  4.1A  to  the Company's Form
       10-K for the year ended December 31, 1995.)

4.2    Registration Rights Agreement, dated as  of
      December  27, 1991,  between Littelfuse, Inc.  and The
      Toronto-Dominion Bank  Trust Company,  as agent.

4.3 Warrant Agreement, dated as of December 27, 1991, between Littelfuse, Inc., and LaSalle National Trust,
      N.A., as warrant agent, together with form of  Warrant.
____________
a) All of the exhibits, (except those filed herewith or specifically noted as being incorporated by reference from a different filing under the 1933 Act or 1934 Act) were filed as exhibits to the Company's Form 10 as filed with the Securities and Exchange Commission which became effective on September 16, 1992 (1934 Act File No. 0- 20388) and are incorporated herein by reference.

b)                  Filed herewith.

c) This information appears only in the manually signed copy of the report.

d) Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer participates.



                                                                 Sequentialc)
                                                                    Page
Number           Description of Exhibit a)                         Number

4.4    Stock  Plan  for  Employees  and  Directors  of
       Littelfuse, Inc. d)

4.5   Form of Stock Option Agreement

4.6   Specimen Common Stock certificate.

4.7   Littelfuse, Inc. Retirement Plan dated January
      1, 1992, as amended and restated.d)

4.8   Littelfuse, Inc. 401(k) Savings Plan.d)

4.9 Note Purchase Agreement, dated as of August 31, 1993, relating to $45,000,000 principal amount of Littelfuse, Inc. 6.31% Senior Notes due August 31, 2000.

4.10  Littelfuse Rights Plan Agreement, dated as  of December 15,
      1995, between Littelfuse, Inc. and LaSalle National
      Bank, as Rights Agent, together  with  Exhibits  thereto
      (filed  as Exhibit 1 to the Company's Form 8-A
      Registration Statement dated December 4, 1995 (1934
      Act File No. 0-20388)

10.1 Lease Agreement (with option to purchase),dated December 27, 1991, between Littelfuse, Inc. and Westmark Systems, Inc.

10.2 Tax Indebtedness Sharing Agreement, dated December 27, 1991, between Littelfuse, Inc., Tracor, Inc. and certain other companies.

b)10.3 Patent License Agreement, dated as of July 28, 1995, between Littelfuse, Inc. and Pacific Engineering Company, Ltd.

10.4   MINIr and MAXITM License Agreement, dated  as of June 21,
       1989,  between Littelfuse, Inc.  and  McGraw-Edison Company.

10.5    Patent  License  Agreement,  dated   as   of January 1, 1987,
        between Littelfuse, Inc. and Cooper Industries, Inc.

                                                                 Sequentialc)
                                                                    Page
Number               Description of Exhibit a)                     Number

10.6  1993 Stock Plan for Employees and Directors of
      Littelfuse, Inc. (filed as Exhibit 10.1 to the Company's
      Form 10-Q for the quarterly period ended June 30, 1995
      (1934 Act File No. 0-20388) and incorporated herein by reference.d)

10.7   Littelfuse, Inc. Supplemental Executive Retirement Plan.d)

10.8   Littelfuse Deferred Compensation Plan for  Non-employee
       Directors.d)

10.9   Littelfuse  Executive Loan Program  (filed  as Exhibit
      10.2 to the Company's Form 10Q for the quarterly period ended June 30, 1995 (1934 Act File No. 0-20388) and incorporated herein by reference.d)

b10.10 Employment Agreement dated as of September1, 1996 between Littelfuse, Inc. and Howard B. Witt. d)

b)10.11 Change of Control Employment Agreement dated as of September 1, 1996 between Littelfuse, Inc. and Howard
         B. Witt. d)

b)10.12   Form  of  change  of  Control   Employment Agreement
          dated as of September 1, 1996 between Littelfuse, Inc.
          and Messrs. Anderson, Audino, Barron, Brace, Krueger and Turner. d)

b)11.1    Computation of  Net Income per Share.

b)13.1    Portions   of Littelfuse  Annual  Report to Stockholders
          for  the year ended December 28, 1996.

b)22.1    Subsidiaries.

b)23.1    Consent of Independent Auditors.