Form 10-Q
period 1997-03-28
LITTELFUSE INC /DE
filed 1997-05-14
CIK 889331

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q
     (Mark One)
            X    QUARTERLY REPORT PURSUANT TO SECTION 13
          OR 15(d)  OF        THE SECURITIES EXCHANGE ACT
          OF 1934 FOR THE QUARTERLY PERIOD ENDED March 28,
          1997 OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d)  OF
THE      SECURITIES EXCHANGE ACT OF 1934 FOR THE
TRANSITION PERIOD FROM          TO______

   Commission file number 0-20388

                        LITTELFUSE, INC .
  (Exact name of registrant as specified in its charter)

            Delaware                                    36-
3795742
   (State or other jurisdiction
(I.R.S. Employer
   of incorporation or organization
(Identification No.)

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

     As of March 28, 1997, 9,855,054 shares of common stock, $.01 par value, of the Registrant and warrants to purchase 2,086,225 shares of common stock, $.01 par value, of the Registrant were outstanding.



                     TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
PAGE
Item 1.   Consolidated Condensed (unaudited) Statements of
Operations, Financial Condition, and Cash Flows and Notes
to the Consolidated Condensed Financial Statements
 ..........................................................
 .. .....   1

Item 2.   Management's Discussion and Analysis of
      Financial Condition and Results of Operations
 ..........................................................
 ........   6
PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
 .........................................................
8
Part I - Financial Information
Item  1. CONSOLIDATED CONDENSE STATMENTS OF OPERATIONS
  (In thousands, except per share data)(unaudited)
                                              For the Three
                                               Months Ended
                                             March 28, March 30,
                                                1997     1996
Net sales                                     $65,583 $59,078

Cost of sales
                                               38,764  34,966

  Gross profit                                 26,819  24,112

Selling, administrative and general expenses   14,490  13,462

Amortization of intangibles                     1,747   1,764

  Operating income                             10,582   8,886

Interest expense                                  903     979
Other income, net                                (275)  (257)

  Income before income taxes                    9,954   8,164

Income taxes                                    3,687   2,939

  Net income                                   $6,267  $5,225

Net income per share                           $ 0.53   $0.42

Weighted average number of common and common
equivalent shares outstanding                  11,896  12,477

                                        1

                           CONSOLIDATED CONDENSED
                     STATEMENTS OF FINANCIAL CONDITION
                              (In thousands)


                                              March28,Dece
                                              mber28,
                                              1997
                                              1996
                                           (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                2,003   1,427
  Accounts receivable                        42,571
35,468
  Inventories                                32,990
31,586
  Deferred income taxes                       3,100
3,100
  Prepaid expenses and other                  2,439
2,228
Total current assets                         83,103
73,809

Property, plant, and equipment, net          62,722
63,889

Reorganization value, net                    43,892
44,635

Patents and other identifiable intangible

assets, net                                  22,898
23,978

Prepaid pension cost and other assets         3,746
3,640

                                           $216,361
$209,951 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses      34,118
30,264
  Accrued income taxes                       12,465
10,775
  Current portion of long-term debt           9,956
10,005
Total current liabilities                    56,539
51,044

Long-term debt, less current portion         42,465
44,556
Deferred income taxes                         5,417
5,417
Minority Interest                               232
312

Shareholders' equity:
  Preferred stock, par value $.01 per share:
  1,000,000 shares authorized; no shares issued
  and outstanding                                 _
_
  Common stock, par value $.01 per share:
  19,000,000 shares authorized; 9,855,054
  and 9,887,679 shares issued and outstanding   103
103
  Cost of Treasury Stock, 1997 - 445,130 shares;
  1996 - 395,130 shares                     (15,713)
(13,442) Additional paid-in capital          57,653
57,426
  Notes receivable - common stock            (1,541)
(1,470)    Foreign translation adjustment    (1,936)
(870)
  Retained earnings                          73,142     66,875
Total shareholders' equity                 $111,708   $108,622

                                           $216,361   $209,951
                                    2


                        CONSOLIDATED CONDENSED
                       STATEMENTS OF CASH FLOWS
(In thousands unaudited)


                                              For the
                                               Three
                                               Months
                                               Ended
                                         March 28,   March 30,
                                           1997       1996
Operating activities:
Net income                                $6,267      $5,225
  Adjustments to reconcile net income
     to net cash provided by operating activities:
      Depreciation                         3,331       3,126
      Amortization                         1,747       1,784
      Provision for bad debts                124          97
      Minority interest                      (64)        (70)
      Other                                   61           -
Changes in operating assets and liabilities:
      Accounts receivable                 (7,813)     (6,293)
      Inventories                         (1,885)       (266)
      Accounts payable and accrued expenses5,972       2,416
      Other, net                            (360)       (242)
Net cash provided by operating activities  7,380       5,777

Cash used in investing activities:
  Purchases of property, plant, and
    equipment, net                        (2,533)     (2,529)

Cash used in financing activities:
    Proceeds/(payments) of
    long-term debt, net                   (2,051)      1,970
   Proceeds from exercise of stock options   156         303
    Purchase of common stock              (2,271)     (6,009)
                                          (4,166)     (3,736)
     Effect of exchange rate
             changes on cash                (105)        (10)

Increase (decrease) in cash
 and cash equivalents                        576        (498)

Cash and cash equivalents at
beginning of period                        1,427       1,308

Cash and cash equivalents at of period    $2,003        $810

                                   3

    Notes to Consolidated Condensed Financial Statements
                        (Unaudited)

                      March 28, 1997

1.  Basis of Presentation

Littelfuse,  Inc. and its subsidiaries (the  "Company")
are the  successors  in  interest  to  the  components
business previously  conducted by subsidiaries  of  Tracor
Holdings, Inc. ("Predecessor"). The Company acquired its
business as a result   of   the  Predecessor's
reorganization  activities concluded on December 27,
1991.
The  accompanying unaudited consolidated condensed
financial statements  have been prepared in accordance
with  generally accepted   accounting  principles  for
interim   financial
information.  Accordingly, they do not include  all  of
the information   and  notes  required  by  generally
accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period ended March
28, 1997 are not necessarily indicative of the results that may be expected for the year ending January 2, 1998. For further information, refer to the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10K, for the year ended December 28, 1996.

Beginning in 1996, the Company changed its fiscal  year
end to                 the  Saturday  nearest  December
31  and  reports  its
quarterly  interim financial information  on  the  basis
of periods  of thirteen weeks.  Previously the Company
reported on  a  calendar  year and quarter basis.   The
consolidated condensed statements of operations and cash flows for the three months ended March 28, 1997 are for the period from December 30, 1996 to March 28, 1997.

2. Inventories

The components of inventories are as follows (in thousands):

                                 March 28 December 28
                                    1997      1996

         Raw material$              8,535    $  8,411
         Work in process            3,119       3,263
         Finished goods             21,336     19,912
         Total                     $32,990    $31,586





                                  4

                                    3. Per Share Data

                                    Net  income  per
                                    share amounts for the
                                    three  months  ended
                                    March  28, 1997 and
                                    March 30, 1996 are
                                    based on the weighted
                                    average  number  of
                                    common  and  common
                                    equivalent  shares
                                    outstanding  during
                                    the periods as follows
                                    (in  thousands, except
                                    per share data):

                                    Three monthsended
                                    March 28,  March 30,
                                       1997       1996

Average shares outstanding             9,856    10,003

Net effect of dilutive stock options
and warrants
         - Primary                     2,040      2,414
         - Fully diluted               2,040      2,474

Average shares outstanding
         - Primary                    11,896     12,417
         - Fully diluted              11,896     12,477

Net income                           $ 6,267    $ 5,225

Net income per share                 $   .53    $   .42

4. Long Term Debt

The  Company  concluded a financing package  on  August
31, 1993.   The  package  consists of a Note Purchase
Agreement which requires principal payments of $9,000,000 payable annually beginning August 31, 1996 through August 31, 2000. The package also includes a bank Credit Agreement providing for an open revolver line of credit of $65,000,000 subject to a maximum indebtedness calculation and other traditional covenants.
No revolver principal payments are required until the line matures on August 31, 2000. At March 28, 1997 the
Company had available $51.5 million of borrowing capability under the revolver facility.


5. Recently Issued Accounting Standard


In  February 1997, the Financial Accounting Standards
Board issued  Statement  No. 128, Earnings  per  Share,
which  is required  to be adopted by the Company on
January  2,  1998. At  that  time, the Company will be
required to  change  the method  currently used to compute
earnings per share and  to restate  all prior periods.
Under the new requirements  for calculating basic earnings
per share, the dilutive effect of stock  options will be
excluded.  The adoption of  Statement 128  is expected to
result in basic earnings per share being
higher  than  the previously reported primary  earnings
per share  for the first quarter ended March 28, 1997 and
March 30,  1996  of $0.11 and $0.10 per share,
respectively.   The impact  of Statement 128 on the
calculation of fully diluted earnings per share for these
quarters is not expected to  be material.
                             5
Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations
Results of Operations
Sales  increased  11  percent to  $65.6  million  the
first quarter of 1997, compared to $59.1 million the first
quarter of   1996.   Operating income increased to $10.6
million  for
the quarter compared to $8.9 million the first quarter of last year. Net income was $6.3 million or $0.53 per share the first quarter of 1997 compared to $5.2 million or $0.42 per share the first quarter 1996.

Cash flow from operations was $7.4 million the first quarter 1997. The Company repurchased 50,000 shares of common stock for $2.3 million and made capital investments of $2.5 million during the first quarter.
The long term debt to equity ratio was 0.4 to 1 at March 28, 1997 unchanged from year end 1996 and March 30,
1996.

First Quarter, 1997

Littelfuse  sales increased 11 percent to $65.6 million
the first quarter this year compared to $59.1 million last
year. The gross margin was 40.9 percent this year compared
to 40.8 percent  last  year.   Operating income  increased
to 16.1 percent of sales the first quarter this year compared to 15.0 percent last year. Net income increased
20 percent  to $6.3  million this year compared to $5.2
million last year and earnings per share increased 26 percent to $.53 this year compared to $.42 per share last year.

First  quarter 1997 sales grew $6.5 million compared to
the same   quarter  last  year.
Strong  automotive   OEM   and
electronics distribution sales spurred 5 percent sales growth in North America. Sales grew 21 percent in local currency and 8 percent in dollars in the European Community based upon strong electronics and automotive OEM sales. Electronics sales spurred 36 percent sales growth in the Asia Pacific region, which were well balanced thoughout the region.

Electronic sales grew to $32.1 million in the first
quarter 1997 from $27.1 million the same quarter of last
year for an increase  of  $5.0 million or 18 percent.
Sales  were  very strong throughout Asia and Europe and
moderately up in North America.    Sales   of   personal
computer   and   related accessories,  telecom products
and lighting ballasts  showed the  greatest improvement.
Automotive sales grew to $24.7 million in the first quarter 1997 from $24.0 million the same quarter last year for an increase of $0.7 million or 3 percent.
Worldwide automotive OEM businesses were very strong, but European currency exchange rate against the US dollar and weak worldwide aftermarket sales reduced the net sales growth for the quarter. Power fuse sales grew to $8.8 million in the first quarter 1997 from $8.0 million the same quarter last year for an increase of $0.8 million or 10 percent. The Company continues to improve its market share in this segment.

Gross profit was $26.8 million or 40.9 percent of sales
for the  first  quarter 1997 compared to $24.1 million  or
40.8 percent  last  year.   Margins improved  slightly  in
North America and Europe.
                             6
Selling,  general  and administrative  expenses  were
$14.5 million or 22.1 percent of sales for the first
quarter 1997, compared to $13.5 million or 22.8 percent of
sales  for the same  quarter  last  year.  Selling
expenses  accounted for approximately  sixty  three
percent  of  the  expenses  both quarters.   The  S,G&A
expenses as a percent  of  sales are declining  slightly
despite greater investment  in  foreign sales  effort  and
the implementation of new  systems.
The amortization of   the  reorganization  value   and
other intangibles  was 2.7 percent of sales for the first
quarter of  1997  compared to 3.0 percent the first
quarter of  last year.    Total   S,G&A   expenses,
including   intangibles amortization,  were 24.8 percent
of sales the first quarter 1997 compared to 25.8 percent the same quarter last year.

Operating income was a record $10.6 million or 16.1 percent of sales for the first quarter 1997 compared to $8.9 million or 15.0 percent of sales last year.
Interest expense was $0.9 million the first quarter of this year compared to $1.0 million the first quarter last year. Other income, net, was $0.3 million for both quarters. Income before taxes was $10.0 million for the first quarter 1997 compared to $8.2 million last year.
Income taxes were $3.7 million with an effective tax rate of 37 percent for the first quarter 1997 compared to $2.9 million with an effective tax rate of 36 percent the first quarter of last year.

Net income for the first quarter 1997 was $6.3 million or $0.53 per share compared to $5.2 million or $0.42 per share last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 1997 year with $1.4 million of cash. Net cash provided by operations was $7.4 million for the first three months. Cash used to invest in property, plant and equipment was $2.5 million. Cash used to repurchase stock and net repayments of long term debt was $4.2 million. The net of cash provided, less investing activities and financing activities, resulted in an increase in cash of $0.6 million. This left the Company with a cash balance of approximately $2.0 million at March 28, 1997.

The  ratio of current assets to current liabilities was
1.5 to 1 at the end of the first quarter 1997 compared to
1.4 to 1  at  year  end 1996 and 1.5 to 1 at the end of
the  first quarter   1996.    The   days  sales  in
receivables was approximately 59 days at the end of the first quarter 1997 compared to 52 days at year end 1996 and 55 days at first quarter end 1996 due to the higher foreign sales which have longer standard terms and higher sales the second half of the quarter. The inventory turnover rate was approximately 4.7 turns at first quarter end 1997 compared to 4.5 turns at year end 1996 and 4.6 turns at first quarter end 1996.

                             7


The Company's capital expenditures were $2.5 million for the first quarter 1997. The Company expects that capital expenditures, which will be primarily for new machinery and equipment, will be approximately $20.0 million in 1997. The ratio of long term debt to equity was 0.4 to 1 at the end of the first quarter 1997 unchanged from year end 1996 and the end of the first quarter of 1996. The debt to equity ratio has stayed relatively constant as the free cash flow has been used to repurchase shares and warrants.

The  long  term  debt at the end of the first  quarter
1997 consisted of four types totaling $52.4 million.  They
are as follows: (1)   private  placement  notes  totaling
$36.0 million, (2)  bank revolver facility totaling $13.5
million, (3)  notes  payable relating to income taxes  and
mortgages totaling $0.7 million, and (4) other long-term
debt totaling $2.2  million. These four items include $9.9
million of  the bank  revolver plus the tax notes and
mortgage notes,  which are  considered to be current
liabilities.  This leaves  net long  term  debt totaling
$42.5 million at March  28,  1997. The private placement
notes carry an interest rate of 6.31%. The  Company  had
available at March 28, 1997,  a  revolver facility  of
$51.5  million. The bank revolver  loan  notes carry  an
interest rate of prime or LIBOR plus 0.5%,  which
currently  is approximately 6.3%.  The Company  also  has
a $3.0   million   letter   of  credit   facility of which
approximately $2.1 million was being used at March 28, 1997.

Other Matters

On  April  25,  1997 the Board of Directors of  the
Company authorized  a two-for-one split of its common
stock  in  the form of a stock dividend.  Stockholders of
record as of  the close  of  business  on  May  20,  1997
will  receive   one additional share for each share held.
The additional shares will be distributed to stockholders on June 10, 1997. Subject to obtaining the consent of the warrant holders to an amendment to the warrants prior to June 10, each outstanding warrant to purchase shares of the company's common stock will become two warrants with an exercise price of $4.18 per share. When the stock split is completed, Littelfuse will have approximately 23.8 million equivalent shares outstanding.

The   Board   of   Directors  also  renewed  the
Company's share/warrant  repurchase program  though  April
25,  1998, authorizing the Company to acquire any
combination of up  to one  million  pre-split  shares or
warrants  or  up  to  two million  post-split  shares or
warrants.   Since  the  Board first authorized a
share/warrant repurchase program in 1994, Littelfuse has repurchased a total of 1,221,000 shares and warrants for a total price of approximately $37 million.


PART II - OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K

             There were no reports on Form 8-K during the quarter ended March 28,1997.

                             8



                        SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March
28, 1997, to be signed on its behalf by the undersigned thereunto duly authorized.


                               Littelfuse, Inc.
Date:  May 14, 1997       By  /s/ James F. Brace
                               James F. Brace
                              Vice President, Treasurer,
                              and Chief Financial Officer
                              (As  duly authorized
                              officer and as the principal
                              financial and accounting
                              officer)









                             9




                        SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act
of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March
28, 1997, to be signed on its behalf by the undersigned thereunto duly authorized.

                              Littelfuse, Inc.

Date:  May      x,1997
By__________________________
                                 James  F. Brace
                              Vice President, Treasurer,
                              and Chief Financial Officer
                              (As  duly authorized officer

and as the principal financial and accounting officer)

































                             9