Form 10-Q
period 1997-06-28
LITTELFUSE INC /DE
filed 1997-08-08
CIK 889331

SECURITIES   AND   EXCHANGE   COMMISSION
Washington, D.C. 20549

                               FORM 10-Q
     (Mark One)

       X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF   THE  SECURITIES  EXCHANGE  ACT  OF  1934  FOR  THE
     QUARTERLY PERIOD ENDED June 28, 1997 OR

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

       As  of  June  28, 1997, 19,793,000 shares  of  common
stock,  $.01  par  value, of the Registrant and warrants  to
purchase   3,955,000  shares  of   common  stock,  $.01  par
value, of the Registrant  were outstanding.

TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                        PAGE
Item 1.   Consolidated Condensed (unaudited) Statements of
                            Income, Financial Condition, and
                  Cash Flows
          and Notes to the Consolidated Financial Statements
 ..................................1

Item 2.    Management's Discussion and Analysis of
            Financial     Condition    and    Results     of
Operations.............................................7


PART II - OTHER INFORMATION



Item  4.     Submission  of Matters to a Vote  of   Security
Holders...................................10

Item    6.       Exhibits   and   Reports   on    Form    8-
K...........................................................
 .......12


Part I - Financial
Information

 CONSOLIDATED CONDENSED
  STATEMENTS OF INCOME
 (In thousands, except
    per share data)
      (unaudited)




                                  For                For the
                                  the                  Six
                                 Three
                                Months               Months
                                 Ended                Ended
                                 June   June          June   June
                                  28,    29,           28,    29,
                                 1997   1996          1997   1996
Net sales                            $      $
                                69,828 60,843        $135,411 $119,921

Cost of sales
                                41,219 35,996        79,983  70,962

  Gross profit
                                28,609 24,847        55,428  48,959

Selling, administrative
and general
  expenses
                                15,080 13,507        29,570  26,969
Amortization of
intangibles                      1,759  1,766         3,506   3,530

  Operating income
                                11,770  9,574        22,352  18,460

Interest expense
                                   921  1,185         1,824   2,164
Other income, net
                                  (90)  (105)         (365)   (362)

  Income before income
taxes                           10,939  8,494        20,893  16,658

Income taxes
                                 4,043  3,058         7,730   5,997

  Net income                   $ 6,896 $ 5,436       $13,163 $10,661

Net income per share           $  0.29 $  0.23       $  0.55 $  0.44

 Weighted average number
    of common and common        23,689  23,788        23,748  24,310
       equivalent shares
             outstanding










                              1

     CONSOLIDATED CONDENSED
STATEMENTS OF FINANCIAL CONDITION
         (In thousands)
                                        June 28,          Dec. 28,
                                          1997              1996
                                       (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents           $      526           $    1,427

  Accounts receivable                     45,758               35,468

  Inventories                             36,991               31,586

  Deferred income taxes                    3,100                3,100

  Prepaid expenses and other               2,399                2,228

Total current assets                      88,774               73,809


Property, plant, and equipment,           68,180               63,889
net

Reorganization value, net                 43,148               44,635


Patents and other identifiable            24,414               23,978
intangible assets, net

Prepaid pension cost and other             5,485                3,640
assets

                                        $ 230,001            $209,951
LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities:
  Accounts payable and accrued          $ 36,784            $  30,264
expenses
  Accrued income taxes                    11,000               10,775

  Current portion of long-term            10,915               10,005
debt
Total current liabilities                 58,699               51,044


Long-term debt, less current              50.836               44,556
portion
Deferred income taxes                      5,418                5,417

Minority Interest                            331                  312


Shareholders' equity:
  Preferred stock, par value $.01
per share:
  1,000,000 shares authorized; no
shares issued
  and outstanding                               _                   _
  Common stock, par value $.01
per share:
  34,000,000 shares authorized;
19,792,872
  and 19,775,358 shares issued               198                   99
and outstanding
  Additional paid-in capital              51,520               55,214

  Notes receivable - common stock        (1,511)               (1,470)

  Foreign translation adjustment         (2,305)                 (870)

  Retained earnings                       66,815               55,649

Total shareholders' equity              $ 114,717            $108,622

                                        $ 230,001            $209,951



                              2

  CONSOLIDATED CONDENSED
 STATEMENTS OF CASH FLOWS
      (In thousands)
       (unaudited)



                                  For                  For
                                  the                  the
                                 Three                 Six
                                 Months               Months
                                 Ended                Ended
                                  June   June          June   June
                                  28,    29,           28,    29,
                                  1997   1996          1997   1996
Operating activities:
Net income                      $ 6,896 $ 5,436       $ 13,163 $ 10,661

  Adjustments to reconcile
net income to net cash provided
  by operating activities:
      Depreciation                3,249   3,372          6,580    6,498
      Amortization                1,759   1,746          3,506    3,530
      Provision for bad
debts                               127     117            251      214
      Deferred income
taxes                                11      22            (53)      22
      Minority interest             (74)    (71)           (13)    (141)
      Changes in operating
   assets and liabilities:
      Accounts receivable          (984) (2,293)        (8,797)  (8,586)
      Inventories                (3,257)   (302)        (5,142)    (568)
      Accounts payable and
          accrued expenses       (1,143)  1,162          4,829    1,441
      Other, net                    317     819            (43)   2,853
Net cash provided by
operating activities              6,901  10,008         14,281   15,924

Cash used in investing
activities:
  Purchases of property,
plant, and equipment, net        (4,804) (4,336)        (7,337)  (7,004)
  Acquisition of business,
net                              (5,060)      -         (5,060)      -

                                 (9,864) (4,336)        (12,397) (7,004)

Cash used in financing
activities:
  Proceeds of long-term
debt, net                         5,172  11,987           3,121  13,957
  Proceeds from exercise
of stock options                    344     126             500     429
  Purchase of common stock
              and warrants      (3,876) (16,731)        (6,147) (22,740)

                                 1,640   (4,618)        (2,526)  (8,354)

Effect of exchange rate
changes on cash                   (154)     27         (259)     17

Increase/(decrease) in
cash
 and cash equivalents            (1,477)  1,081        (901)    583


Cash and cash equivalents
at beginning of period            2,003    810         1,427  1,308

Cash and cash equivalents
at end of period                $   526 $1,891       $   526 $1,891





                              3

Notes to Consolidated Condensed Financial Statements
                          (Unaudited)

                          June 28, 1997

1.  Basis of Presentation

Littelfuse, Inc. and its subsidiaries (the "Company") are the successors in interest to the components business previously conducted by subsidiaries of Tracor Holdings, Inc. ("Predecessor"). The Company acquired its business as a result of the Predecessor's reorganization activities concluded on December 27, 1991.

The     accompanying   unaudited   consolidated    condensed
financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the period ended June 28, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1998. For further information, refer to the Company's consolidated financial statements and the notes thereto as of December 28, 1996, included in the Company's Annual Report on Form 10-K.

Beginning in 1996, the Company changed its fiscal year end to the Saturday nearest December 31 and reports its quarterly interim financial information on the basis of periods of thirteen weeks. Previously the Company reported on a calendar year and quarter basis. The consolidated condensed statements of operations and cash flows for the three months ended June 28, 1997 are for the period from March 30, 1997 to June 28, 1997.

2. Inventories

The components of inventories are as follows (in thousands):


                                        June 28,           December 28,

                                        1997                     1996

Raw  material                     $  10,450                 $  8,411
Work in process                       3,456                    3,263
Finished goods                       23,085                   19,912

 Total                              $36,991                 $ 31,586

3. Per Share Data and Stock Split

On June 10, 1997, a two-for-one stock split was effected in the form of a 100% stock dividend.

Net income per share amounts for the three months and six months ended June 28, 1997 and June 29, 1996 are based on the weighted average number of common and common equivalent shares outstanding during the periods after giving retroactive effect to the June 10, 1997 stock split as follows (in thousands, except per share data):


                          Three months ended            Six months ended
                        June 28,      June 29,         June 28,     June 29,
                         1997           1996            1997          1996


Average shares
outstanding            19,734         19,892          19,722         19,948

Net effect of dilutive
 stock options and warrants
 - Primary              3,955          3,896           4,026          4,362
 - Fully diluted        4,065          3,896           4,162          4,400

Average shares outstanding
 - Primary             23,689         23,788           23,748        24,310
 - Fully diluted       23,799         23,788           23,884        24,348

Netincome            $  6,896        $ 5,436          $13,163       $10,661

Netincome per share  $    .29        $   .23          $   .55       $  . 44


4. Long-Term Debt

The Company concluded a financing package on August 31, 1993. The package consists of $45,000,000 of Senior Notes issued pursuant to a Note Purchase Agreement which requires annual principal payments of $9,000,000 payable annually beginning August 31, 1996 through August 31, 2000. The package also includes a bank Credit Agreement which provides an open revolver line of credit of $65,000,000 less current borrowings subject to a maximum indebtedness calculation and other traditional covenants. No revolver principal payments are required until the line matures on August 31, 2000. At June 28, 1997 the Company had available $45.5 million of borrowing capability under the revolver facility.

5. Recently Issued Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted by the Company for interim and annual periods beginning in fiscal year 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The adoption of Statement 128 is expected to result in basic earnings per share being higher than the previously reported primary earnings per share for the second quarter ended June 28, 1997 and June 29, 1996 of $0.06 and $0.05 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales increased 15 percent to $69.8 million the second quarter of 1997 compared to $60.8 million the second quarter of 1996. Operating income increased 23 percent to $11.8 million for the quarter compared to $9.6 million the second quarter of last year. Net income increased 27 percent to $6.9 million or $0.29 per share the second quarter of 1997 compared to $5.4 million or $0.23 per share the second quarter of 1996.

Cash flow from operations was $6.9 million the second quarter of 1997. The Company repurchased 105,000 warrants for $3.9 million, made capital investments of $4.8 million, and acquired a second company in Korea for $5.1 million during the quarter. As a result, long-term debt increased $5.2 million in the second quarter. The total long-term debt to equity ratio was 0.54 to 1 at June 28, 1997 compared to 0.50 to 1 at year end 1996 and 0.64 to 1 at June 29, 1996.

Second Quarter, 1997

Littelfuse enjoyed a 15 percent sales increase to $69.8 million this year from $60.8 million last year. The gross
margin   was  41.0  percent  the second  quarter  this  year
compared to 40.8 percent last year. Operating income increased to 16.9 percent of sales the second quarter this year compared to 15.7 percent last year. Net income increased 27 percent to $6.9 million this year compared to $5.4 million last year. Earnings per share increased 26 percent to $0.29 compared to $0.23 last year.

Second quarter 1997 sales grew $9.0 million compared to the same quarter last year. Very strong computer, telecommunications and electronic ballast market sales spurred 26 percent sales growth in the Asia Pacific region. Sales grew 20 percent in local currency and 14 percent in dollars in the European Community with strong automotive OEM sales and electronics sales. Strong electronic and automotive OEM sales spurred 12 percent sales growth in North America.

Electronic sales grew to $34.3 million in the second quarter 1997 from $28.4 million the same quarter of last year for an increase of $5.9 million or 21 percent. Sales were particularly strong in computer and telecommunications market worldwide. Consumer electronics sales growth slowed some from its 1996 pace, but still was double digit. Automotive sales grew to $26.7 million in the second quarter 1997 from $23.8 million the same quarter last year for an increase of $2.9 million or 12 percent. The North American and European automotive OEM sales were strong, while aftermarket sales were weak on both continents. Power fuse sales grew to $8.8 million in the second quarter 1997 from $8.6 million the same quarter last year for an increase of $0.2 million or 2 percent. The Company believes that its electrical business sales continue to grow faster than its competitors in the electrical industry.


Gross profit was $28.6 million or 41.0 percent of sales for the second quarter 1997 compared to $24.8 million or 40.8 percent last year. North America gross margins improved compared to last year due to higher volume efficiencies, and improved product mix due to phasing out mature lower margin products, while Europe declined slightly due to currency and Asia Pacific margins were essentially the same as last year.

Selling, general and administrative expenses were $15.1 million or 21.6 percent of sales for the second quarter 1997 compared to $13.5 million or 22.2 percent of sales for the same quarter last year. Selling expenses accounted for approximately two thirds of the expenses both quarters. The S,G&A expenses as a percent of sales declined slightly despite significantly greater investment in our Asia Pacific sales effort. The amortization of the reorganization value and other intangibles was 2.5 percent of sales for the second quarter 1997 compared to 2.9 percent last year. Total S,G&A expenses including intangibles amortization were 24.1 percent of sales the second quarter 1997 compared to 25.1 percent the same quarter last year.

Operating   income  was $11.8 million  or  16.9  percent  of
sales for the second quarter 1997 compared to $9.6 million or 15.7 percent last year.

Interest expense was $0.9 million for the second quarter 1997 compared to $1.2 million last year. Other income, net was $0.1 million both quarters. Income before taxes was $10.9 million for the second quarter 1997 compared to $8.5 million last year. Income taxes were $4.0 million with an effective tax rate of 37 percent for the second quarter 1997 compared to $3.1 million with an effective tax rate of 36 percent the second quarter of last year.

Net income for the second quarter 1997 was $6.9 million or $0.29 per share compared to $5.4 million or $0.23 per share last year.

Six Months, 1997

Sales   increased 13 percent for the first half of  1997  to
$135.4 million from $119.9 million the first half of last year. Cash provided by operations before interest expense was $16.1 million and after interest expense was $14.3 million.

The sales trend in electronics has been very strong the first two quarters of 1997. First half electronic sales were up 20 percent at $66.4 million compared to $55.5 million last year. Personal computer, telecommunications and electronic ballast business has been strong in all major areas of the world in the first half. Automotive sales were up 8 percent at $51.5 million compared to $47.8 million last year. Automotive OEM sales in both North America and Europe have been very strong the first half, while aftermarket sales have been relatively weak. Power fuse
sales  were  up   6  percent  to  $17.5 million  from  $16.6
million  last  year.

The gross profit was 40.9 percent for the first half 1997 compared to 40.8 percent the first half of last year. North America margins have improved this year due to higher volumes and favorable mix. The North American increase more than offset some negative European currency effects.

Selling,  general  and  administrative  expenses  were  21.8 percent  of sales for the first half 1997 compared  to  22.5 percent of sales last year. The company has been holding all

SG&A expense increases significantly less than sales increases except for Asia Pacific selling expenses. The amortization of intangibles was 2.6 percent of sales for the first half 1997 compared to 2.9 percent last year. Total S,G & A expenses including intangibles amortization were 24.4 percent of sales the first half 1997 compared to
25.4 percent of sales the first  half of last year.

Operating  income increased 21 percent to $22.4  million  or
16.5 percent of sales the first half 1997 compared to $18.5 million or 15.4 percent last year.

Interest expense was $1.8 million the first half 1997 compared to $2.2 million last year. Other income, net was $0.4 million the first half of both years. As a result, income before taxes was $20.9 million the first half 1997 compared to $16.7 million the first half of last year. Income taxes were $7.8 million the first half 1997 compared to $6.0 million last year.

Net   income   the first half 1997 increased 23  percent  to
$13.2 million or $.55 per share compared to $10.7 million or $.44 per share last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its
operations  and  its  current  debt  obligations   for   the
foreseeable future.

Littelfuse started the 1997 year with $1.4 million of cash. Net cash provided by operations was $14.3 million for the first half. Cash used to invest in property, plant and equipment was $7.3 million and in the acquisition of Samjoo Littelfuse was $5.1 million. Cash used to repurchase stock and warrants was $6.1 million, proceeds of option exercises were $0.5 million, and proceeds of bank debt were $3.1 million for net financing of $2.5 million use of cash. The net of cash provided by operations, less investing activities, less financing activities resulted in a decrease in cash of $0.9 million. This left
the   Company  with  a  cash  balance of approximately  $0.5
million at June 28, 1997.

The ratio of current assets to current liabilities was 1.5 to 1 at the end of the second quarter 1997 compared to 1.4 to 1 at year end 1996 and 1.5 to 1 at the end of the second quarter 1996. The days sales in receivables was approximately 59 days at the end of the second quarter 1997 compared to 51 days at year end 1996 and 56 days at the end of the second quarter 1996. The increase in days sales in receivables is primarily due to the strong foreign sales (which have longer payment terms) and higher sales the second half of the quarter. The inventory turnover rate was approximately 4.5 turns at the end of the second quarter 1997 compared to 4.5 turns at year end 1996 and 4.8 turns at the end of the second quarter 1996. The increase in inventory is primarily related to the introduction of new electronic resettable products and new Powr-Gard indicator products as well as building up auto OEM inventory for strong expected August and September sales.

The Company's capital expenditures were $7.3 million for the first half 1997. The Company expects that capital expenditures, which will be primarily for new machinery and equipment, will be approximately $21.0 million in 1997. The ratio of total long-term debt to equity was 0.54 to 1 at the end of the first half 1997 compared to 0.41 to 1 at year end 1996.

The long-term debt at the end of the first half 1997 consists of four types totaling $61.7 million. They are as follows: (1) private placement notes totaling $36.0
million,   (2)  bank  revolver   facility   totaling   $19.5
million, (3) notes payable relating to income taxes and mortgages totaling $1.0 million, and (4) other long-term debt totaling $5.2 million. These four items include $10.9 million of the bank revolver, tax notes and mortgage notes, which are considered to be current. This leaves net long-term debt totaling $50.8 million at June 28, 1997. The private placement notes carry an interest rate of
6.31 percent and the revolver debt carries an interest rate of prime or LIBOR plus 0.5%, which currently is approximately 6.3%. The Company had available at June 28, 1997, a revolver facility of $65.0 million of which $19.5 million was being used at June 28, 1997. The Company also has a $3.0 million letter of credit facility of which approximately $1.8 million was being used at June 28, 1997.

Other Matters

On April 25, 1997 the Board of Directors of the Company authorized a two-for-one split of its common stock in the form of a stock dividend. Stockholders of record as of the close of business on May 20, 1997 will receive one additional share for each share held. The additional shares were distributed to stockholders on June 10, 1997. Each outstanding warrant to purchase shares of the company's common stock became two warrants on June 10, 1997 with an exercise price of $4.18 per share.





PART II - OTHER INFORMATION

Item 2:   Changes in Securities

          Effective June 10, 1997, the Warrant Agreement between the Company and LaSalle National Bank (formerly known as LaSalle National Trust, N.A.), as Warrant Agent, dated as of December 20, 1991 (the "Warrant Agreement"), was amended to provide that each certificate representing an outstanding warrant ("Warrant") to purchase shares of Common Stock of the Company at a price of $8.36 per share would be changed to represent twice the number of Warrants previously represented thereby, with each Warrant thereafter representing the right to purchase one share of Common Stock at an exercise price of $4.18. The purpose of this amendment was to make an appropriate adjustment to the outstanding Warrants in connection with the Company's stock dividend of one share of Common Stock on each share of Common Stock outstanding. Such stock dividend was paid on June 10, 1997.

Item  4a:   Submission  of Matters to  a  Vote  of  Security
Holders

          The annual meeting of stockholders of Littelfuse, Inc. was held on April 25, 1997. The following matters were voted upon at this annual meeting and the results of such votes are provided below:

      1.    Election  of  five nominees  to  the   Board  of
Directors         to         serve         terms          of
one year or until their successors are elected:


           (i)      Howard B. Witt


                             Withhold                              Broker
            For  8,192,026   Authority  25,926   Abstentions___    Nonvotes ___

           (ii)     Anthony Grillo


                             Withhold                              Broker
            For   8,176,469  Authority    41,483 Abstentions ___   Nonvotes ___

           (iii)     Bruce A. Karsh

                               withold                             Broker
            For  8,191,969     Authority  25,983  Abstentions___   Nonvotes ___

           (iv)     John E. Major


                             Withhold                              Broker
           For   8,191,969   Authority  25,983   Abstentions___   Nonvotes ___

           (v)      John J. Nevin


                               Withhold                           Broker
            For   8,184,599    Authority 33,353  Abstentions___   Nonvotes ___

      2. Approval and ratification of the Directors' appointment of Ernst & Young LLP as the Company's independent auditors for the year ending January 3, 1998


                                                                  Broker
           For  8,198,601   Against   9,451  Abstentions   9,900  Nonvotes ___


Item  4b:   Submission  of Matters to  a  Vote  of  Security
Holders

          In connection with the amendment of the Warrant Agreement described in Item 2 above, the Company solicited an Irrevocable Consent to First Amendment to the Warrant Agreement from holders of outstanding Warrants. The consent of the holders of certificates representing at least a majority of the outstanding Warrants was required to amend the Warrant

          Agreement. On May 2, 1997, the record date for determining persons entitled to notice of and to submit a consent with respect to the amendment, 1,979,900 Warrants, each representing the right to purchase one share of Common Stock, were outstanding. The Company received consents to the amendment to the Warrant Agreement from holders of certificates representing 1,361,695 Warrants (69% of outstanding Warrants).



Item 6:   Exhibits and Reports on Form 8-K

      (a)   Exhibit  4.3A  - First Amendment  to  Littelfuse
Warrant Agreement               (filed as exhibit 4.3 to the
Company's Form 10 as filed with the Securities and Exchange Commission which became effective on September 16, 1992 (1934 Act File No. 0-20388))

      Exhibit 4.4A - Amendment to Stock Plan for Employees and Directors of Littelfuse, Inc. (filed as exhibit 4.3 to the Company's Form 10 as filed with the Securities and
Exchange   Commission                         which   became
effective on September 16, 1992 (1934 Act File No.
      0-20388))

                                   Exhibit 10.6A - Amendment
to  1993  Stock  Plan for Employees  and       Directors  of
Littelfuse, Inc. (filed as Exhibit 10.1 to the Company's
       Form 10-Q for the quarterly period ended June 30, 1995(1934 Act
      File No. 0-20388))

       Exhibit  10.6B  - Amendment to 1993  Stock  Plan  for
Employees  and   Directors  of Littelfuse,  Inc.  (filed  as
Exhibit 10.1 to the Company's
       Form 10-Q for the quarterly period ended June 30, 1995(1934 Act
      File No. 0-20388))

                Exhibit  10.8A  -  Amendment  to  Littelfuse
Deferred Compensation
                Plan  for  Non-employee Directors (filed  as
exhibit 10.8 to the
                 Company's  Form  10  as  filed   with   the
Securities and Exchange
                 Commission   which  became   effective   on
September 16, 1992 (1934
               Act File No. 0-20388))

                       (b) There were no reports on Form 8-K
during the quarter ended
                                   June 28, 1997.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this
Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, to be signed on its behalf by the undersigned thereunto duly authorized.


                      Littelfuse, Inc.


Date:  August 8, 1997   By  /s/ James F. Brace
                           James F. Brace
                      Vice  President, Treasurer  and  Chief
Financial Officer     (As duly authorized officer and as the
principal financial            and accounting officer)