Form 10-Q
period 1997-09-27
LITTELFUSE INC /DE
filed 1997-11-12
CIK 889331

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q

     (Mark One)

      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF             THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF             THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
TRANSITION PERIOD FROM              TO  _______

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

     As of September 27, 1997, 19,959,840 shares of common stock, $.01 par value, of the Registrant and warrants to purchase 3,818,302 shares of common stock, $.01 par value, of the Registrant were outstanding.
                      TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION


PAGE

Item 1.   Consolidated Condensed Statements of
               Income, Financial Condition, and Cash Flows
                 and Notes to the Consolidated Condensed
Financial
           Statements (unaudited)
 ............................................................
 .......    1

Item 2.   Management's Discussion and Analysis of
      Financial Condition and Results of Operations
 ..................................    6


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
 ....................................................     9

                                        CONSOLIDATEDCONDENSED
                                           STATEMENTS OFINCOME
                                       (In thousands, except per share data)

                                             (Unaudited)



                                 For the three                   For the Nine
                                   Months Ended                Months Ended
                              Sept. 27,    Sept. 28,          Sept. 27,  Sept. 28,
                              1997         1996               1997       1996
Net sales                    $68,993      $60,483            $204,404   $180,404

Cost of sales                 41,133       35,948             121,116    106,910

Gross profit                  27,860       24,535              83,288     73,494

Selling, administrative and
general expenses              14,853       13,139              44,423     40,108
Amortization  of  intangibles  1,787        1,763               5,293      5,293

Operating income              11,220        9,633              33,572     28,093

Interest expense               1,165        1,111               2,989      3,275
Other income, net               (123)        (189)               (488)      (551)

Income before income taxes    10,178        8,711              31,071     25,369

Income taxes                   3,766        3,136              11,496      9,133

  Net income                  $6,412       $5,575             $19,575    $16,236

Net income per share
     - Primary               $  0.27       $ 0.24             $  0.82    $  0.67
     - Fully Diluted         $  0.27       $ 0.24             $  0.81    $  0.67

Weighted average number of
common and common equivalent
shares outstanding - Primary  23,914       23,612              23,821     24,072

1

                                             CONSOLIDATED CONDENSED
                                      STATEMENTS OF FINANCIAL CONDITION
                                                (In thousands)

                                      September 27,             December 28,
                                          1997                      1996
                                       (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents           $       251              $     1,427
  Accounts receivable                      44,572                   35,468
  inventory                                40,441                   31,586
  Deferred income taxes                     3,100                    3,100
  Prepaid expenses and other                2,128                    2,228
Total current assets                       90,492                   73,809

Property, plant, and equipment, net        70,191                   63,889
Reorganization value, net                  42,404                   44,635
patents and other identifiable intangible
assets, net                                23,751                   23,978
Prepaid pension cost and other assets       4,961                    3,640

                                      $   231,799             $    209,951
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses $    37,188             $     30,264
  Accrued income taxes                      9,856                   10,775
  Current portion of long-term debt        11,426                   10,005
Total current liabilities                  58,470                   51,044

Long-term debt, less current portion       45,742                   44,556
Deferred income taxes                       5,416                    5,417
Minority interest                             306                      312

Shareholders' equity:
  Preferred stock, par value $.01 per share:
  1,000,000 shares authorized; no shares issued
    and outstanding                            _                       _
  Common stock, par value $.01 per share:
   34,000,000 shares authorized; 19,959,840
    and 19,775,358 shares issued
      and outstanding                        200                      198
  Additional paid-in capital              52,893                   43,889
  Notes receivable - common stock         (1,954)                  (1,470)
  Foreign translation adjustment          (2,590)                    (870)
  Retained earnings                       73,316                   66,875
Total shareholders' equity               121,865                  108,622

                                      $  231,799               $  209,951

                                       2

                                 CONSOLIDATED CONDENSED
                                STATEMENTS OF CASH FLOWS
                                     (In thousands)
                                      (Unaudited)

                                              For the three              For the Nine
                                              Months Ended               Months Ended
                                        Sept. 27,    Sept. 28,       Sept. 27,   Sept. 28,
                                           1997         1996            1997        1996
Operating activities:
Net income                             $  6,412     $   5,575        $ 19,575   $ 16,236
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Depreciation                          3,201        3,634            9,781     10,132
    Amortization                          1,787        1,763            5,293      5,293
    Provision for bad debts                 120          108              371        322
    Deferred income taxes                    52           -                (1)        22
    Minority interest                      (102)         (60)            (115)      (201)
 Changes in operating assets and  liabilities:
    Accounts receivable                    (158)      (2,489)          (8,955)   (11,075)
    Inventories                          (3,221)      (1,504)          (8,363)    (2,072)
    Accounts payable and
     accrued expenses                       717          146            5,546      1,887
     Other, net                            (491)         502             (534)     3,355
Net cash provided by operating activities 8,317        7,675           22,598     23,899
  Cash used in investing activities:
      Purchases of property, plant and
       equipment,net                     (5,208)      (4,418)         (12,545)   (12,376)
      Acquisition of business, net          -             -            (5,060)      -

                                         (5,208)      (4,418)         (17,605)   (12,376)
   Cash used in financing activities:
     (Payments)/proceeds of long-term
      debt,net                           (4,330)      (2,017)          (1,209)    11,940
      Proceeds from exercise of
       stock options                        953            1            1,453      1,084
       Purchase of common stock
         and warrants                        -        (2,660)          (6,147)   (25,400)

                                         (3,377)      (4,676)          (5,903)   (12,376)

   Effect of exchange rate changes on cash   (7)          72             (266)        89

   Decrease in cash and cash equivalents   (275)      (1,347)          (1,176)      (764)

   Cash and cash equivalents at beginning
    of period                               526        1,891            1,427      1,308

   Cash and cash equivalents at end
    ofperiod                            $   251     $    544          $   251    $   544

                                            3


    Notes to Consolidated Condensed Financial Statements
                         (Unaudited)

                     September 27, 1997

1.  Basis of Presentation

Littelfuse, Inc. and its subsidiaries (the "Company") are the successors in interest to the components business previously conducted by subsidiaries of Tracor Holdings, Inc. ("Predecessor"). The Company acquired its business as a result of the Predecessor's reorganization activities concluded on December 27, 1991.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the period ended September 27, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1998. For further information, refer to the Company's consolidated financial statements and the notes thereto as of December 28, 1996, included in the Company's Annual Report on Form 10-K.

Beginning in 1996, the Company changed its fiscal year end to the Saturday nearest December 31 and reports its quarterly interim financial information on the basis of periods of thirteen weeks. Previously the Company reported on a calendar year and quarter basis. The consolidated condensed statements of operations and cash flows for the three months ended September 27, 1997 are for the period from June 29, 1997 to September 27, 1997.

2. Inventories

The components of inventories are as follows (in thousands):

                               September 27,    December 28,
                                    1997           1996
               Raw material     $10,250           $ 8,411
               Work in process    3,81 3            3,263
               Finished goods    26,378            19,912

                  Total         $40,441           $31,586

                              4


3. Per Share Data

Net income per share amounts for the three months and nine months ended September 27, 1997 and September 28, 1996 are based on the weighted average number of common and common equivalent shares outstanding during the periods and reflect adjustment for the two-for-one stock split in the first half of 1997 as follows (in thousands, except per share data):

                                  Three months ended       Nine months ended
                                 Sept. 27,   Sept. 28,    Sept. 27,    Sept. 28,
                                  1997         1996         1997         1996
Average shares outstanding      19,887      19,852       19,777      19,916

Net effect of dilutive
 stock options and warrants
           -  Primary            4,027       3,760        4,044       4,156
          -  Fully  diluted      4,154       3,814        4,314       4,218

Average shares outstanding
           -   Primary          23,914      23,612       23,821      24,072
           -  Fully  diluted    24,041      23,666       24,091      24,134

Net income                    $  6,412    $  5,575      $19,575     $16,236

Net income per share
         - Primary            $   0.27    $   0.24    $    0.82     $  0.67
         - Fully diluted      $   0.27    $   0.24    $    0.81     $  0.67

4. Long Term Debt

The Company concluded a financing package on August 31, 1993. The package consists of $45,000,000 of Senior Notes issued pursuant to a Note Purchase Agreement which requires annual principal payments of $9,000,000 payable annually beginning August 31, 1996 through August 31, 2000. The package also includes a bank Credit Agreement which provides an open revolver line of credit of $65.0 million less current borrowings subject to a maximum indebtedness calculation and other traditional covenants. No revolver principal payments are required until the line matures on August 31, 2000. At September 27, 1997 the Company had available $41.0 million of borrowing capability under the revolver facility.

5. Recently Issued Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted by the Company for interim and annual periods beginning in fiscal year 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of warrants and stock options will be excluded. The adoption of Statement 128 is expected to result in basic earnings per share being higher than the previously reported primary earnings per share for the third quarters ended September 27, 1997 and September 28, 1996 by $0.05 and $0.04 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Sales increased 14 percent the third quarter of 1997 to $69.0 million compared to $60.5 million the third quarter of 1996. Operating income increased 16 percent to $11.2 million for the quarter compared to $9.6 million the third quarter of last year. Net income increased 15 percent to $6.4 million for the quarter compared to $5.6 the third quarter of last year. After adjusting for the two-for-one stock split in the first half of 1997, earnings per share increased 13 percent to $0.27 compared to $0.24 per share the third quarter of 1996.

Cash flow from operations was $8.3 million the third quarter of 1997. The Company made capital investments of $5.2 million during the third quarter. The debt to equity ratio was 0.47 to 1 at September 27, 1997 compared to 0.50 to 1 at year end 1996 and 0.60 to 1 at September 28, 1996.

Third Quarter, 1997

Littelfuse enjoyed a 14 percent sales increase the third quarter 1997 compared to the same period last year. The gross margin was 40.4 percent the third quarter this year compared to 40.6 percent last year. Operating income increased to 16.3 percent of sales the third quarter this year from 15.9 percent last year. Net income increased 15 percent the third quarter this year compared to last year. Earnings per share increased 13 percent to $0.27 compared to $0.24, after adjusting for the two-for-one stock split in the first half of 1997.

Third quarter 1997 sales grew $8.5 million compared to the same quarter last year. Strong sales in both electronics and auto OEM spurred 10 percent sales growth in North
America. Strong electronics sales growth was partially offset by slightly weaker auto OEM sales in Europe. Although European sales grew by 10 percent in local currency they were down 1 percent in US dollars for the quarter. Very strong electronics sales in Southeast Asia and sales from our recent acquisition in Korea spurred 37 percent sales growth in Asia Pacific.

Electronics sales grew to $34.8 million in the third quarter 1997 from $27.8 million the same quarter of last year for an increase of $7.0 million or 25 percent. Electronics sales growth was very strong in all areas except Japan. Personal computer, telecommunications and ballast applications sales were strong worldwide and resettable fuse sales volume is starting to increase. Automotive sales grew to $24.5 million in the third quarter 1997 from $23.2 million the same quarter last year for an increase of $1.3 million or 6 percent. The North American and Asian areas showed strong auto OEM sales growth. This strength was partially offset by slightly weaker European auto OEM sales reduced even further by currency translation this year compared to last year for the quarter.

Power fuse sales grew to $9.7 million in the third quarter 1997 from $9.5 million the same quarter last year for an increase of $0.2 million or 2 percent. The Company believes that its electrical business sales continue to grow greater than the electrical industry in general.

Gross profit was $27.9 million or 40.4 percent of sales for the third quarter 1997 compared to $24.5 million or 40.6 percent last year. European margins improved slightly compared to last year, while North American margins were held relatively flat by resettable fuse start up expenses. Asia Pacific margins declined slightly due to the China operations and the assimilation of the two Korean operations.

Selling, general and administrative expenses were $14.9 million or 21.5 percent of sales for the third quarter 1997, compared to $13.1 million or 21.7 percent of sales for the same quarter last year. The S,G&A expenses as a percent of sales decreased slightly due to lower selling and R&D
expense  as  a  percent  of  sales  for  the  quarter.   The
amortization of the reorganization value and other intangibles was 2.6 percent of sales for the third quarter 1997 and 2.9 percent of sales for the third quarter of last year. Total S,G&A expenses including intangibles amortization were 24.1 percent of sales the third quarter 1997 compared to 24.6 percent the same quarter last year.

Operating income was $11.2 million or 16.3 percent of sales for the third quarter 1997 compared to $9.6 million or 15.9 percent last year.

Interest expense was $1.2 million for the third quarter 1997 compared to $1.1 million last year primarily due to the Company's acquisition of Samjoo in Korea and the Company's stock repurchase programs in the first six months of this year. Other income, net, was $0.1 million for the third quarter compared to $0.2 million last year. Income before taxes was $10.2 million for the third quarter 1997 compared to $8.7 million last year. Income taxes were $3.8 million with an effective tax rate of 37 percent for the third quarter 1996 compared to $3.1 million with an effective tax rate of 36 percent the third quarter of last year.

Net income for the third quarter 1997 was $6.4 million or $0.27 per share compared to $5.6 million or $0.24 per share last year.
Nine Months, 1997

Sales increased 13 percent to $204.4 million from $180.4 million last year. Cash provided by operations before interest expense was $25.6 million and after interest expense was $22.6 million. Earnings per share increased 22 percent to $0.82 the first nine months of 1997 compared to $0.67 for the same period last year.

The electronics sales trend has been very strong for the first nine months of 1997. However, auto growth has been slower primarily due to European currency translation and slow worldwide aftermarket sales. Power fuse sales growth has been slower this year partially due to no growth in the industry.

Nine months electronics sales were up 22 percent at $101.2 million compared to $83.3 million last year. Asia Pacific electronic sales have been very strong, particularly personal computer and ballast business in Southeast Asia. North American and European electronics sales have also has been strong particularly in telecommunications. Automotive sales were up 7 percent at $76.0 million compared to $71.0 million last year. North American auto OEM business has been strong while both North American and European aftermarket sales have been sluggish. Power fuse sales were up 4 percent to $27.2 million from $26.2 million last year. This business has been growing more slowly the last year and a half.

Gross profit was 40.7 percent or $83.3 million for the first nine months of 1997 compared to 40.7 percent or $73.5 million the first nine months of last year. While margin improvements have been made in both North American and European recurring businesses, our investments in resettables, China and the new Korea operations essentially have offset these improvements.

Selling, general and administrative expenses were 21.7 percent of sales for the first nine months 1997 compared to
22.2 percent of sales last year. Both selling and R&D expenses have declined as a percent of sales during the first nine months of this year. The amortization of intangibles was 2.6 percent of sales for the first nine months 1997 compared to 2.9 percent last year. Total S,G & A expenses including intangibles amortization were 24.3 percent of sales the first nine months 1997 compared to 25.2 percent of sales the first nine months of last year.

Operating income was $33.6 million or 16.4 percent of sales the first nine months 1997 compared to $28.1 million or 15.6 percent last year.

Interest expense was $3.0 million the first nine months 1997 compared to $3.3 million the first nine months of last year. Other income, net was $0.5 million the first nine months
1997 compared to $0.6 million last year. Income before taxes was $31.1 million the first nine months 1997 compared to $25.4 million the first nine months of last year. Income taxes were $11.5 million the first nine months 1997 compared to $9.1 million last year. The year to date effective tax rate is 37 percent for 1997 compared to 36 percent last year.

Net income the first nine months 1997 was $19.6 million compared to $16.2 million last year. Earnings per share the first nine months of 1997 increased 22 percent to $0.82 per share compared to $0.67 per share last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support its operations, its capital expenditures and its current debt obligations for the foreseeable future.

Littelfuse started the 1997 year with $ 1.4 million of cash. Net cash provided by operations was $22.6 million for the first nine months. Cash used to invest in property, plant and equipment was $12.5 million, as well as foreign investment of $5.1 million. Cash used to repurchase stock and warrants was $6.1 million, proceeds of option exercises were $1.5 million, and payments of bank debt were $1.2 million for net financing of $5.9 million use of cash. The net of cash provided by operations, less investing activities, less financing activities resulted in a decrease in cash of $1.2 million. This left the Company with a cash balance of approximately $0.3 million at September 27, 1997.

The ratio of current assets to current liabilities was 1.5 to 1 at the end of the third quarter 1997, 1.4 to 1 at year end 1996, and 1.5 to 1 at the end of the third quarter 1996. The days sales in receivables was approximately 59 days at the end of the third quarter 1997 compared to 51 days at year end 1996 and 59 days at the end of the third quarter 1996. The increase in days sales in receivables is primarily due to the strong foreign sales (which have longer payment terms) and higher sales the second half of the quarter. The days inventory outstanding was approximately 89 days at the end of the third quarter 1997 compared to 79 days at year end 1996 and 81 days at the end of the third quarter 1996. The higher days inventory outstanding is primarily due to resettables and auto OEM fuses. Sales of each were lower than originally projected for the third quarter.

The Company's capital expenditures were $12.5 million for the first nine months 1997. In addition, the Company made year to date foreign investments of $5.1 million. The Company expects that capital expenditures, which will be primarily for new machinery and equipment, will total approximately $21.0 million in 1997. The ratio of total long-term debt to equity was 0.38 to 1 at the end of the first nine months 1997 compared to 0.41 to 1 at year end 1996.

The long term debt at the end of the first nine months 1997 consists of four types totaling $57.2 million. They are as follows: (1) private placement notes totaling $27.0
million,  (2)   bank  revolver  borrowings  totaling   $24.0
million, (3) notes payable relating to income taxes and mortgages totaling $1.3 million, and (4) other long-term debt totaling $4.9 million. These four items include $11.4 million of the bank revolver borrowings, tax and mortgage notes, and other long-term items which are considered to be current. This leaves net long term debt totaling $45.7 million at September 27, 1997. The private placement notes carry an interest rate of 6.31 percent and the bank revolver debt carries an interest rate of prime or LIBOR plus 0.5%, which currently is approximately 6.4%. The Company had
$41.0 million available at September 27, 1997, under its revolver facility. The Company also has a $3.0 million letter of credit facility of which approximately $1.8 million was being used at September 27, 1997.

PART II - OTHER INFORMATION

Item 6:                             Exhibits and Reports  on
Form 8-K

       There were no reports on Form 8-K during the quarter ended September
      27, 1997.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 27, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


                       Littelfuse, Inc.


Date:  November 11, 1997      By  /s/ James F. Brace
                           James F. Brace
                    Vice President, Treasurer,
                      and Chief Financial Officer
                    (As duly authorized officer and
                     as the principal financial and
                     accounting officer)