Form 10-K
period 1998-01-03
LITTELFUSE INC /DE
filed 1998-03-26
CIK 889331

Securities and Exchange Commission
                       Washington,  D.C. 20549
                         FORM 10-K

     [X]       Annual Report  Pursuant to Section 13 or 15(d)
               of the  Securities  Exchange Act of 1934
(Mark One)     for the fiscal year ended  January 3, 1998
                              or
     [ ]       Transition  Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934 for the transition period from to

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value, and Warrants to purchase shares of Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of 19,734,809 shares of voting stock held by non-affiliates of the registrant was approximately $520,505,587 based on the last reported sale price of the registrant's Common Stock, $.01 par value, as reported on the Nasdaq stock market on March 13, 1998.

         As of March 13, 1998, the registrant had outstanding 20,932,212 shares of Common Stock, $.01 par value, and Warrants to purchase 2,789,663 shares of Common Stock, $.01 par value.

     Portions of the following documents have been incorporated herein by reference to the extent indicated herein:

     Littelfuse,   Inc.  Proxy  Statement  dated  March  24,  1998  (the  "Proxy
     Statement") --Part III.

     Littelfuse, Inc. Annual Report to Stockholders for the year ended January 3, 1998 (the "Annual Report") -- Parts II and III.

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

         In the electronic market, leading manufacturers such as 3Com, Canon, Compaq, Hewlett Packard, IBM, LG Electronics, Lucent Technologies, Motorola, Nortel, Panasonic, Samsung, Sharp, Sony, and Toshiba obtain a substantial portion of their electronic circuit protection requirements from the Company. In the automotive market, the Company or its licensees have customer relationships with all leading automobile manufacturers throughout the world. Littelfuse provides substantially all of the automotive fuse requirements for vehicles manufactured domestically by General Motors Corporation and is the primary supplier for Ford Motor Company, Chrysler Corporation and all Japanese and most European auto manufacturer transplants. The Company also competes in the power fuse market selling to companies such as the Allen Bradley division of Rockwell International and Reliance Electric. In addition to fuses, the Company manufactures and supplies switches, circuit breakers and indicator lights to the automotive industry and to appliance and general electronics manufacturers. See "Business Environment: Circuit Protection Market."

         The Company manufactures its products on fully integrated manufacturing and assembly equipment, much of which is designed and built by its own engineers. The Company fabricates and assembles a majority of its products and maintains product quality through a rigorous quality assurance program with all sites (except the Philippines) certified under ISO 9000 standards and its world headquarters now certified under the QS9000 standards.

         The Company's products are sold worldwide through a direct sales force and manufacturers' representatives. In Asia Pacific, the Company has licensed its automotive fuse technology to a Japanese firm that supplies automotive fuses to Pacific Rim customers. For the year ended January 3, 1998, approximately 41% of the Company's net sales were to customers outside the United States (exports and foreign operations).

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

     References herein to "1995" or "fiscal 1995" refer to the calendar year ended December 31, 1995. References herein to "1996" or "fiscal 1996" refer to the fiscal year ended December 28, 1996. References herein to "1997" or "fiscal 1997" refer to the fiscal year ended January 3, 1998. Business Environment:
Circuit Protection Market

         The circuit protection market can be broadly categorized into five major product areas: electronic, automotive, industrial (power), high voltage and residential. The Company sells products designed for the electronic, automotive and industrial areas. The Company entered the circuit protection market in 1927 with the development and introduction of the first small, fast-acting fuse capable of protecting sensitive test meters. Since that time, the Company has diversified its involvement in the circuit protection market to become a leader in the production of electronic and automotive fuses. The Company also entered the power fuse market in 1983 with a broad line of fuses, including several proprietary products. The Company believes it is the circuit protection leader because it designs and produces almost all the products it sells in all three markets including the two markets where it holds the number one market share position. See "Littelfuse Products."

         Electronic Products. Electronic circuit protection products are used to protect power circuits in a multitude of electronic systems. Electronics products fall into three major categories: (1) fuses, (2) protectors and (3) resettables. Electronics fuses generally are of two types - miniature and subminiature. Miniature fuses are generally tubular in shape with glass, ceramic and composition bodies. Subminiature devices are used where space is at a premium. Protectors are fuses produced to a less rigorous specification. Resettables are polymer PTC devices that limit the current when an overcurrent condition exists and let current pass again after the cause of the overcurrent is removed. Applications for electronic products include telecommunications equipment, computers and computer peripherals, power supplies, test and medical instrumentation, and consumer electronic products. There is also a special segment of the electronic circuit protection market directed toward the aerospace industry. These special high-reliability fuses are manufactured in small quantities under extremely high quality control standards.

         Automotive Products. Fuses are extensively used in automobiles, trucks, buses and off-road equipment to protect electrical circuits and wiring harnesses supplying electrical power to operate lights, heating, air conditioning, windshield wipers, radios, windows and controls. Currently, a typical automobile contains 30 to 70 fuses, depending upon the options installed. The market for automotive fuses is expected to grow in the coming years as more electronic features are included in automobiles and as larger amperage fuses replace existing low technology fuses in wiring harnesses. Certain new vehicles, such as the Cadillac Seville, Ford 150 series truck, Chrysler Concorde and the Jaguar, contain as many as 50 to 90 fuses and this higher fuse count is expected to spread to other vehicles.

         Power Products. Power fuses include both current limiting and non-current limiting devices used to protect electrical systems against overcurrents. Power fuses are rated and listed under one of many Underwriters' Laboratories fuse classifications. The three main end user market segments for power fuses include original equipment manufacturers ("OEMs"), industrial maintenance and repair operations ("MROs") and new commercial and industrial construction. Major applications for power fuses include protection from over-load and short-circuit currents in motor branch circuits, heating and cooling systems, control systems, lighting circuits and electrical distribution networks. Other applications include the protection of semiconductor devices such as SCRs, diodes, thyristors, triacs and similar solid state devices.
                                                        -2-

Littelfuse Products

         General. The Company is a leading manufacturer and seller of fuses and other circuit protection devices for use in the electronic, automotive and general industrial markets. The Company's products are marketed under the general trademarked names of Littelfuse(R) and, where appropriate, Slo-Blo(R) Fuse as well as the trademarked names of certain of its products listed below in the description of the Company's electronic, automotive and power fuse products.

     Product Sales. Net sales of the Company's products by industry category for the periods indicated are as follows:


                                                                   Fiscal Year
                                                                  (in thousands)
                                         -----------------------------------------------------------------
                                         -------------------- --------------------- ----------------------

                                                1997                  1996                  1995
                                         -------------------- --------------------- ----------------------
                                         -------------------- --------------------- ----------------------
               Electronics                          $135,344              $112,667               $103,809
               Automotive                            102,774                94,391                 83,372
               Industrial (Power)                     37,047                34,388                 32,354
                                         -------------------- --------------------- ----------------------
                                         ==================== ===================== ======================
                    Total                           $275,165              $241,446               $219,535
                                         ==================== ===================== ======================


         Electronic Products. The Company manufactures and sells a wide range of electronic circuit protection products, including miniature and subminiature fuses, protectors and resettables. Electronic miniature and subminiature fuses are designed to provide circuit protection in the limited space requirements of electronic equipment. The Company entered the protector market in late 1994 and the resettable polymer PTC device market in late 1996. While the Company continues to develop its own resettable fuse products, the Company also entered into agreements with Raychem Corp. in 1996 which allows the Company to sell resettable fuses using certain of Raychem's technology.

The Company's electronic circuit protection products are marketed under the following trademarked and brand names:

              PICO(R) II Fuse is a very fast-acting subminiature fuse with axial leads which can be automatically inserted into a circuit board. It is used in consumer electronics, computers, medical instruments, power supplies and telecommunication line cards. It was originally developed for the aerospace industry where extremely small size and high reliability were prime requisites. This fuse is encapsulated with an epoxy coating which protects the fuse from adverse environmental conditions. It can stand up under the rough treatment found in high speed automated circuit board assembly processes used by many different manufacturers.

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

              MICRO(TM) Fuse is a plug-in style fuse about the size of a pencil eraser. It is a very fast acting fuse and, like the PICO(R) Fuse, was originally designed for the emerging aerospace industry. Applications are particularly suited to equipment where the user might "blow" a fuse during testing or by accidental shorting out of the power supply. The "plug-in" feature allows the fuse to be quickly and easily replaced without the need for special de-soldering equipment. The Company also manufactures sockets for the MICRO(TM) Fuse.

              NANO2 (R) SMF Fuse represents our fourth generation surface mount fuse product line. The compact size (.240" x .100" x .100") of this rectangular shaped fuse is very attractive to design engineers. In addition, the flat side design permits efficient pick and placement by automated assembly equipment. The NANO2 (R) SMF Fuse is used where space considerations are critical including laptop computers, camcorders and battery chargers.

              ALF(TM) II or "1206" SMF is a very fast acting thin film surface mount fuse measuring only .12 inch x .06 inch. The super small subminiature size assures additional space savings in surface mount applications. It is completely compatible with common soldering systems used in surface mount assembly applications and it is available on 8mm reels for use with automatic placement equipment.

              "0603" SMF is a very fast acting thin film surface mount fuse measuring only .06 inch x .03 inch. The 0603 is the smallest fuse available and has a very low profile .018 inches. The small physical size along with low values for resistance and voltage drop are significant features of this new fuse for battery and other low voltage applications.

              SMTelecom is the first surface mount fuse to comply with UL 1459 and UL 1950 third edition power cross requirements for telecommunications. The new SMTelecom Fuse protects all phone line connected equipment against current surges resulting from power cross, power induction and lightning strikes. It is rated for 250 volts with a 600 volt short circuit rating. Four current ratings are offered, from 0.75 to 1.5 amperes. Applications include modems, fax machines, desktop telephones, answering machines and line cards.

              Surface Mount PTC is the first in Littelfuse's line of PTC devices. Its dimensions of 0.200" x 0.290" x 0.120" are ideal for circuit board applications where space is at a premium. It also is available in an 0.340" x 0.250" x 0.10" configuration. This polymer surface mount PTC has the ability to reset itself once the fault or overcurrent condition has cleared. This new product is used primarily for computer and peripheral applications such as motherboards, disk drives, PC cards, modems, printers, etc.

              Radial Leaded PTC series is a 60-volt radial leaded surface mount product. This series was introduced in early 1997. Radial leaded PTC applications include process and industrial controls, test and measurement equipment, security systems, motors and automotive.

         Automotive Products. The Company is a primary supplier of automotive fuses to United States, Japanese and European automotive OEMs, automotive component parts manufacturers and automotive parts distributors. The Company also sells its fuses in the replacement parts market, with its products being sold through mass merchandisers, discount stores and service stations, as well as under private label by national firms. Management believes that it currently is the leading worldwide supplier of automotive fuses for new vehicle production and a leader for the aftermarket/replacement market.

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

              AUTOFUSE(R) or ATO(R), a standard blade type fuse, is used in automobiles produced worldwide and designed to provide superior circuit protection in a small, heat resistant package for low ampere applications.

              MINI(R) Fuse, smaller than its predecessor AUTOFUSE(R), is offered in a range from two amps to 30 amps and is designed to permit more fuses in the same amount of space than prior products.

              MAXI(TM) Fuse, a larger version of the AUTOFUSE(R), replaces the commonly used low technology fusible wire or fusible links in automobile electrical harnesses and is offered in a range from 20 amps to 80 amps.

              MIDI(R) Fuse is a bolt down version of the MAXI(TM) fuse. This style is preferred by some European customers in the 50 to 100 amp range. Its primary use is for heating, air conditioning and motor control circuits.

              J-CASE Fuse, is a cartridge version of the Maxi(TM) fuse. This style is popular with Japanese customers in the 40 to 80 amp range. Its primary use is for branch circuit protection and protection of circuits with inductive loads.

               MEGA(R)Fuse, a higher current fuse with ratings of 100 to 200 amps, is used for protection of battery cables.

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

         The Company has licensed its patented ATO(R), Mini(R) and Maxi(TM) automotive fuse designs to Bussmann, a division of Cooper Industries. Bussmann is the Company's largest domestic competitor. Additionally, the Company has entered into a licensing agreement with Pacific Engineering Company, Ltd., a Japanese fuse manufacturer, which produces and distributes the Company's patented ATO(R) and Mini(R) automotive fuses to the Pacific Rim manufacturing operations of Pacific Rim-based automobile manufacturers. See "Competition" and "Business -- Patents, Trademarks and Other Intellectual Property."

         Power Products. The Company entered the power fuse market in 1983 and manufactures and sells a broad range of low-voltage circuit protection products to electrical distributors and their customers in the construction, OEM and MRO markets. Power fuses are used to protect circuits in various types of industrial equipment and circuits in industrial plants, office buildings and residential units. The Company's power fuse products are marketed under the following classifications:

              Class L fuses are commonly used as the first line of electrical protection in building service entrance equipment of high capacity electrical systems. Other applications include switchboard mains and feeders, distribution equipment and branch circuit protection for large motors.

              Class R fuses are commonly used downstream from Class L fuses in a variety of branch circuit applications. Both time delay and fast acting versions cover a range of applications including main feeder, motor,
                                                      -6-
              transformer and solenoids. The Company's RK5 INDICATOR fuse series has won numerous product awards and wide recognition by industrial plant personnel. These fuses have an integrated blown fuse indicator that turns from clear to dark once a fuse has blown. This reduces troubleshooting time significantly and helps improve safety.

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

         Other Products. In addition to the above products, the Company supplies switches, circuit breakers and indicator lights to the automotive industry and to appliance and general electronics manufacturers. The Company is also a supplier of fuse holders (including OMNI-BLOK(R)), fuse blocks (including Powr-Blok(R) power distribution systems) and fuse clips primarily to customers that purchase circuit protection devices from the Company.

         The LITTELITES(R) indicating lights product line includes cartridge lamps with miniature and subminiature lampholders and snap-mount plastic lights. These lights come in incandescent, neon and solid state versions. LITTELITES(R) are sold to producers of industrial machinery, office machines, appliances, instruments and computers.

Product Design and Development

         The Company employs scientific, engineering and other personnel to improve its existing product lines and to develop new products at its research and engineering facility in Des Plaines, Illinois. The Engineering Department consists of approximately 60 engineers, chemists, metallurgists, fusologists and technicians. This department is primarily responsible for the design and development of new products and consists of eight major groups. Two of the groups are dedicated to the design of certain types of products, specifically electronic fuses, including automotive and general electronic fuses; electrical fuses, including power and industrial fuses.

There are two engineering groups dedicated to materials engineering which brings metallurgy, plating and other technologies to bear on the development of new products. One of the eight groups is responsible for developing the technology for advanced new products. There is one group responsible for manufacturing engineering automation. Finally, the two remaining engineering support groups oversee trademark compliance, drafting rooms and an electronics lab. The electronics lab develops the necessary tooling, hardware and software for testing the standards and tolerances of sample products and maintains the model shop.

         Proposals for the development of new products are initiated primarily by marketing managers, members of the sales staff and customers. The entire product development process typically takes between 12 and 18 months. During the fiscal years ended January 3, 1998, December 28, 1996, and December 31, 1995, the Company expended approximately $7.9 million, $7.3 million and $7.9 million, respectively, on product design and development.

Patents, Trademarks and Other Intellectual Property

         The Company generally relies on patent and trademark laws and license and nondisclosure agreements to protect its rights in its trade secrets and its proprietary products. In cases where it is deemed necessary by management, key employees are required to sign an agreement that they will maintain the confidentiality of the Company's proprietary information and trade secrets. This is information, which for business reasons, is not disclosed to the public.

         As of January 3, 1998, the Company owned 101 patents in North America, 19 patents in the European Economic Community and 27 patents in other foreign countries. The Company has also registered trademark protection for certain of its brand names and logos. The 101 North American patents are in the following categories: 48 Electronic, 5 Resettable, 25 Automotive, 15 Power Fuse and 8 miscellaneous. Of the 25 automotive patents, 7 are article and process patents for the ATO(R) type fuses, 9 are for the MINI(R) and MAXITM type fuses, 3 are for the MEGA(R) and MIDI(R) type fuses and 6 are for other automotive products. Patents expiring in 1998 cover products that accounted for 1% of 1997 sales. Patents covering products that accounted for the balance of 1997 sales expire between 1999 and 2016.

         The first article patent covering the AUTOFUSE(R) or ATO(R) fuse expired on September 30, 1992. However, the last improvement patent covering the ATO(R) fuse expires on August 10, 1999. The ATO(R) fuse product is further protected by trademark and trade dress protection which has a remaining indefinite life so long as it is continued to be correctly used by the Company and its licensees.

         New products are continually being developed to replace older products. The Company regularly applies for patent protection on such new products. Although in the aggregate the Company's patents are important in the operation of its businesses, the Company believes that the loss by expiration or otherwise of any one patent or group of patents would not materially affect its business.

         The Company currently licenses its MINI(R) and MAXI(TM) automotive fuse technology to Bussmann, a division of Cooper Industries and the Company's largest domestic competitor. The license granted in 1987 is nonexclusive and grants the Company the right to receive royalties of 4% of the licensee's revenues from the sale of the licensed products with an annual minimum of $25,000. Each license expires upon the expiration of the licensed product patents.

         The Company currently licenses its ATO(R) automotive fuse technology to Pacific Engineering Company, Ltd., a Japanese manufacturer that produces and distributes the Company's patented automotive fuses to Pacific Rim operations of Pacific Rim-based automotive manufacturers. The license is exclusive as to Japan and non-exclusive as to other specified Pacific Rim territories and provides that the Company will receive royalties of 1.5% of the licensee's revenues from the sales of the licensed products with a $25,000 annual minimum. This license expires on August 10, 1999. In addition, a second license covering the MINI(R) Fuse technology was granted with similar territory arrangements to Pacific Engineering and grants the Company the right to receive royalties of 2.5% of the licensee's revenues from the sale of the licensed products, with an annual minimum of $100,000. The second license expires on April 6, 2006.

         License royalties amounted to $332,000, $266,000 and $349,000 for 1997, 1996 and 1995 respectively.

Manufacturing

         Much of the Company's manufacturing equipment is custom designed by its engineers, and the Company conducts the majority of its own fabrication. The Company stamps most of the metal components used in its fuses, holders and switches from raw metal stock and makes its own contacts and springs. However, the Company does depend upon a single source for a substantial portion of its stamped metal end caps for electronic fuses. The Company believes that alternative stamping sources are available at prices which would not have a material adverse effect on the Company. The Company also performs its own plating (silver, nickel, zinc, tin and oxides). In addition, all thermoplastic molded component requirements used for such products as the AUTOFUSE(R), MINI(R) and MAXI(TM) product lines are met through the Company's in-house molding capabilities.

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

         The principal raw materials for the Company's products include copper and copper alloys, heat resistant plastics, zinc, melamine, glass, silver, solder, sulphate clipboard and linerboard. The Company depends upon a sole source for several heat resistant plastics. The Company believes that suitable alternative heat resistant plastics are available from other sources at prices which would not have a material adverse effect on the Company. All of the other raw materials are purchased from a number of readily available outside sources.

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

         In addition to the normal risks associated with the Company's domestic operations, the Company's international operations entail such further risks as currency fluctuations and the effect of international relations or the domestic affairs of foreign countries on the conduct of business. As of January 3, 1998, the Company's operations have been slightly effected by the currency turmoil in Asia Pacific during the fourth quarter of 1997. For information relating to the constant currency effect see "Item 7. Management Discussion and Analysis of Financial Conditions and Results of Operations - 1997 Compared to 1996." For information relating to foreign sales, see note 8 to the Company's consolidated financial statements.

         Electronic. The Company has retained 23 manufacturers' representatives to sell its electronic products domestically and additional representatives to sell its electronic products internationally. These representatives call on major OEMs and distributors. Since the manufacturers' representatives do not maintain inventories, the Company distributes approximately 38% of its domestic products directly to OEMs, with the remainder distributed by more than 600 distributors nationwide.

         In Asia Pacific, the Company maintains a direct sales staff of five people in Singapore, one in Hong Kong, four in Korea, and one or more manufacturers' representatives in Japan, Singapore, Korea, Hong Kong, Taiwan, China, Malaysia, Thailand, Philippines and Australia. The Company also maintains an engineering facility in Japan. In Europe, the Company's distribution methods differ from its domestic methods in that it maintains a direct sales force of eight people to call on OEMs exclusively and utilizes approximately 15 manufacturers' representatives to approach distributors and smaller OEMs. Unlike its domestic representatives, these manufacturers' representatives purchase inventory from the Company to facilitate delivery and reduce financial risks associated with currency exchange rate fluctuations.

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


         Power. The Company markets and sells its power fuses through 42 manufacturers' representatives across North America. These representatives sell power fuse products through an electrical distribution network comprised of approximately 1,200 distributors. These distributors have customers that include electrical contractors, municipalities, utilities and factories (including both MRO and OEM). Some of the manufacturers' representatives have consigned inventory in order to facilitate rapid customer delivery.

         The Company's field sales force (including application engineers) and manufacturers' representatives call on both distributors and end-users (consulting engineers, municipalities, utilities and OEMs) in an effort to educate these customers on the capabilities and characteristics of the Company's products.


Customers

         The Company sells to over 10,000 customers worldwide. No single customer accounted for more than 10% of net sales during the last three years except for its Japanese stocking representative which accounted for 11% in 1997. The Japanese stocking representative serves over 100 customers in the Asia Pacific electronics market. During the 1997, 1996 and 1995 fiscal years, net sales to customers outside the United States (exports and foreign operations) accounted for approximately 40.6%, 38.5% and 35.3%, respectively, of the Company's total net sales.

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

Employees

         During 1997, the Company employed approximately 2,845 persons. Approximately 50 employees in Des Plaines and 465 employees in Mexico are covered by collective bargaining agreements. The Des Plaines agreement expires March 31, 1999 and the Mexico agreement expires January 31, 1999. The Company has not experienced any work stoppage or other form of labor dispute within the last 20 years. The Company believes that its employee relations are excellent and that its employees, many of whom have long experience with the Company, represent a valuable resource. The Company emphasizes employee training and development and has established Quality Improvement Process (QIP) training for its employees worldwide so as to promote product quality and customer satisfaction.

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


ITEM 2.  PROPERTIES

Littelfuse Facilities

         The Company's operations are located in 20 owned or leased facilities worldwide, containing approximately 714,000 square feet. The U.S. headquarters and principal fabrication and distribution facility is located in Des Plaines, Illinois, supported by three additional plants in

Illinois and one in Mexico. European headquarters and the primary European distribution center is in Utrecht, The Netherlands, with manufacturing plants in the United Kingdom and Switzerland. Asia Pacific operations include a distribution center located in Singapore, with manufacturing plants in Korea, China and the Philippines. The Company does not believe that it will encounter any difficulty in renewing its existing leases upon the expiration of their current terms. Management believes that the Company's facilities are adequate to meet its requirements for the foreseeable future.

          The following table provides certain information concerning the Company's facilities:

                                                                                     Lease
                                                                                     Expir-
                                                        Size         Lease/          Ation        Industry
Location                          Use                   (sq.ft.)      Own             Date          Focus

Des Plaines, Illinois             Administrative,       340,000      Owned             --         Auto, Electronic, Power
                                  Engineering,
                                  Manufacturing,
                                  Testing and Research
Centralia, Illinois               Manufacturing          45,200      Owned            --          Electronic
Arcola, Illinois                  Manufacturing          36,000      Owned            --          Power
Watseka, Illinois                 Manufacturing          26,000      Leased(1)         1999       Auto, Electronic
Watseka, Illinois                 Storage                 5,000      Owned              --        Other

Farmington Hills, Michigan        Administrative          1,562      Leased            1999       Auto

Piedras Negras, Mexico            Manufacturing          50,300      Leased            2000       Auto, Electronic, Power
Piedras Negras, Mexico            Manufacturing         11,848       Leased            1998       Electronic and Power

Washington,                       Manufacturing,         60,000      Owned             --         Electronic, Auto, Other
England                           Sales and
                                  Distribution

Utrecht, The Netherlands          Warehousing             8,680      Leased            1998       Auto, Electronic, Other



Utrecht, The Netherlands          Sales,                 12,000      Owned             --         Auto, Electronic, Other
                                  Administrative  and
                                  Engineering

Grenchen, Switzerland             Manufacturing          11,000      Owned             --         Auto
Singapore                         Sales and               5,845      Leased            1998       Electronic
                                  Distribution
Seoul, Korea                      Sales and             20,000       Leased            1998       Electronic, Auto
                                  Manufacturing

Seoul, Korea                      Sales and             29,175       Owned           --           Electronic
                                  Manufacturing
Philippines                       Manufacturing         7,530        Leased          1998         Electronic
Suzhou, China                     Manufacturing         40,000       Owned             --         Electronic

Hong Kong, China                  Sales                   920        Leased          1998         Electronic

Yokohama, Japan                   Engineering           1,815        Leased          1999         Electronic

Sao Paulo, Brazil                 Sales and
                                  Distribution          1,200        Leased          1998         Electronic, Auto

(1)...........The  lease of the  manufacturing  facility in  Watseka,  Illinois, provides that the Company may purchase the leased facility upon certain terms and conditions.



ITEM 3.   Legal Proceedings

         The Company is not a party to any legal proceedings which it believes will have a material adverse effect upon the conduct of its business or its financial position.


ITEM 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to the Company's stockholders during the fourth quarter of fiscal 1997.

Executive Officers of Registrant

         The executive officers of the Company are as follows:

Name                     Age                           Position

Howard B. Witt           57                  Chairman of the Board, President
                                              and Chief Executive Officer

Kenneth R. Audino        54                  Vice President, Quality Assurance
                                              and Reliability

William S. Barron        55                  Vice President, Marketing and
                                              Sales

James F. Brace           52                  Vice President, Treasurer
                                              and Chief Financial Officer

David J. Krueger         60                  Vice President, Engineering

Lloyd J. Turner          54                  Vice President, Operations

Hans Ouwehand            51                  Vice President, European
                                              Operations

Mary S. Muchoney         52                  Secretary


Officers of Littelfuse are elected by the Board of Directors and serve at the discretion of the Board.

         Howard B. Witt was elected to the position of Chairman of the Board in May, 1993. He was promoted to President and Chief Executive Officer of Old Littelfuse in February 1990. Prior to his appointment as President and Chief Executive Officer, Mr. Witt served in several other key management positions with Old Littelfuse, including Operations Manager from March 1979 to January 1986, Vice President-Manufacturing from January 1986 to January 1988, and Executive Vice President with full operating responsibilities for all U.S. activities from January 1988 to February 1990. Prior to joining Old Littelfuse, Mr. Witt was a division president of Keene Corporation from 1974 to 1979. Mr. Witt currently serves as a member of the Board of Directors of Franklin Electric Co., Inc. and Material Sciences Corporation. He also is a member of the Electronic Industries Association Board of Governors and is a director of the Artisan Mutual Funds.

     Kenneth R. Audino, Vice President, Quality Assurance and Reliability, oversees all product reliability and quality assurance activities corporate-wide. He also directs corporate environmental affairs and serves as the acting human resources department head. Mr. Audino joined Old Littelfuse as a Control Technician in 1964. From 1964 to 1977, he progressed through several quality and reliability positions to Manager of Reliability and Standards. In 1983, he became Managing Director of the European Headquarters of Old Littelfuse and later was named Corporate Director of Quality Assurance and Reliability. He was promoted to his current position in 1988.

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

         James F. Brace, Vice President, Treasurer and Chief Financial Officer, has responsibility for the treasury, financial control and financial reporting functions of the Company. Mr. Brace joined the Company in May 1992. From April 1987 to May 1992, he was employed by Sanford Corporation, a marker, writing instrument and office supplies manufacturer. At Sanford he was elected Chief Financial Officer in April 1987, Treasurer in April 1988 and Vice President in July 1989. From March 1983 to April 1987 he was Vice President - Finance and Administration of Iroquois Industries Corp., a paper and office supplies distributor.

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

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The information set forth under "Quarterly Stock Price" on page 39 of the Annual Report to Stockholders is incorporated herein by reference. It is also included in Exhibit 13.1 as filed with the SEC. As of March 13, 1997, there were 301 holders of record of the Company's Common Stock and in excess of 2,400 beneficial holders of its Common Stock.

         Since September 22, 1992, shares of the Common Stock have been traded in the over-the-counter market and quotations are reported using the symbol "LFUS" on the Nasdaq stock market.
          The Company has not paid any cash dividends since reorganization. Future dividend policy will be determined by the Board of Directors based upon their evaluation of earnings, cash availability and general business prospects. Currently, there are restrictions on the payment of dividends contained in the Company's Credit Agreement which relate to the maintenance of certain restricted payment ratios.

ITEM 6.  Selected Financial Data

         The information set forth under "Selected Financial Data - Six Year Summary" on page 39 of the Annual Report to Stockholders is incorporated herein by reference. It is also included in Exhibit 13.1 as filed with the SEC.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 25 of the Annual Report to Stockholders is incorporated herein by reference. It is also included in Exhibit 13.1 as filed with the SEC.

ITEM 8.  Financial Statements and Supplementary Data

     The Report of Independent Auditors, and the Consolidated Financial Statements and Notes thereto of the Company set forth on pages 26 through 37 of the Annual Report to Stockholders are incorporated herein by reference. They are also included in Exhibit 13.1 as filed with the SEC.

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

ITEM 11.  Executive Compensation

         The information set forth under "Compensation of Executive Officers" in the Proxy Statement is incorporated herein by reference, except for the sections captioned "Reports of the Compensation Committee on Executive Compensation" and "Company Performance."

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

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

               (a)         Financial Statements and Schedules

                     (1)   Financial   Statements.   The   following   financial
                           statements   included   in  the   Annual   Report  to
                           Stockholders are incorporated herein by reference.

                           (i)    Report of Independent Auditors (page 38)

                           (ii) Consolidated Statements of Financial Condition as of January 3, 1998 and December 28, 1996 (pages 26 and 27).
                           (iii) Consolidated Statements of Income for the years
                                 ended January 3, 1998, December 28, 1996 and December 31, 1995 (page 28).

                           (iv) Consolidated Statements of Cash Flows for the years ended January 3, 1998, December 28, 1996 and December 31, 1995 (page 29).

                           (v) Consolidated Statements of Shareholders' Equity for the years ended January 3, 1998, December 28, 1996 and December 31, 1995.
                                 (page 30).

                            (vi) Notes to Consolidated Financial Statements (pages 30-37).

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

                (3)   Exhibits

                      See Exhibit Index on pages 22-24, incorporated herein by reference.

    (b)         Reports on Form 8-K

                There were no reports on Form 8-K during the fourth quarter of 1997.



                                LITTELFUSE, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In Thousands)



                                                                Additions
                                               Balance at       Charged to                               Balance at
                                               Beginning        Costs and             Deductions          End of
        Description                            Of Year          Expenses                   (A)             Year
                                               ----------       ----------            ----------         -------
Year ended January 3, 1998
  Allowance for losses on
    accounts receivable . . . . . .            $    896         $   410              $   188            $ 1,118
                                               ========         =======                =======            =======

  Reserves for sales discounts
    and allowances . . . . . . . .             $ 4,161          $  620               $    --            $ 4,781
                                               =======          ======                 =========          =======



Year ended December 28, 1996
  Allowance for losses on
    accounts receivable . . . . .              $    863         $   236              $   203            $   896
                                               =========        =======                 =======           ========
  Reserves for sales discounts
    and allowances . . . . . . .               $ 3,038          $ 1,123              $   --             $  4,161
                                               ========         =======                =========          ========



Year ended December 31, 1995
  Allowance for losses on
    accounts receivable . . . . .              $     716        $   275              $   128            $    863
                                               =========        =======                =========          ========
  Reserves for sales discounts
    and allowances . . . . . . .               $  2,525         $   513              $    --            $  3,038
                                               ========         =======                =========          ========



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

Date:  March 24, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Howard B. Witt                           Chairman of the Board, President
Howard B. Witt                                  and Chief Executive Officer

/s/ John P.  Driscoll                        Director
John P. Driscoll


/s/ Anthony Grillo                           Director
Anthony Grillo

/s/ Bruce A. Karsh                           Director
Bruce A. Karsh


/s/ John E. Major                            Director
John  E. Major


/s/ John J. Nevin                            Director
John J. Nevin


/s/ James F. Brace                           Vice President, Treasurer
James F. Brace                                and Chief Financial Officer
                                              (Principal Financial Officer)



                                                  LITTELFUSE INC.
                                                 INDEX TO EXHIBITS
                                                                                                     Sequentialc)
                                                                                                     Page Number
Number                                Description of Exhibit a)
2.1        Plan of Reorganization under Chapter 11 of the  Bankruptcy Code of
           Old Littelfuse.

b) 3.1     Certificate of Incorporation (as amended to date).

3.1A Certificate of  Designations  of Series A Preferred Stock (filed as Exhibit
     4.2 to the  Company's  Current  Report on Form 8-K dated  December  1, 1995
     (1934 Act File No. 0-20388) and incorporated herein by reference.)

b)3.2 Bylaws

4.1 Credit Agreement among Littelfuse, Inc., as borrower, the lenders named therein and the First National Bank of Chicago, as agent, dated as of August 31, 1993. (filed as exhibit 4.1 to the Company's Form 10K for the year ended December 31, 1993) and incorporated herein by reference.

4.1A Amendment No. 1 to Credit Agreement,  dated as of March 31, 1994. (Filed as
     Exhibit  4.1A to the  Company's  Form 10-K for the year ended  December 31,
     1995.) and incorporated herein by reference).

4.1B Amendment No. 2 to Credit  Agreement,  dated as of June 16, 1995. (Filed as
     Exhibit  4.1A to the  Company's  Form 10-K for the year ended  December 31,
     1995.) and incorporated herein by reference).

4.2  Registration  Rights  Agreement,  dated as of December  27,  1991,  between
     Littelfuse, Inc. and The Toronto-Dominion Bank Trust Company, as agent.

4.3 Warrant Agreement, dated as of December 27, 1991, between Littelfuse, Inc., and LaSalle National Trust, N.A., as warrant agent, together with form of Warrant. (filed as exhibit 4.3A to the Company's Form 10-Q for the quarterly period ended June 28, 1997 (1934 Act File No. -20388) and incorporated herein by reference).

------------

a) All of the exhibits, (except those filed herewith or specifically noted as being incorporated by reference from a different filing under the Securities as of 1933 or Securities act of 1934) were filed as exhibits to the Company's Form 10 as filed with the Securities and Exchange Commission which became effective on September 16, 1992 (1934 Act File No. 0-20388) and are incorporated herein by reference.

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

b)4.4 Stock Plan for Employees and Directors of Littelfuse, Inc. d)

4.5  Form of Stock Option Agreement

4.6  Specimen Common Stock certificate.

4.7 Littelfuse, Inc. Retirement Plan dated January 1, 1992, as amended and restated.d)

4.8  Littelfuse, Inc. 401(k) Savings Plan.d)

4.9  Note  Purchase  Agreement,  dated  as  of  August  31,  1993,  relating  to
     $45,000,000  principal  amount of  Littelfuse,  Inc. 6.31% Senior Notes due
     August 31, 2000.

b)4.10 Littelfuse Rights Plan Agreement,  dated as of December 15, 1995, between
     Littelfuse,  Inc. and LaSalle National Bank, as Rights Agent, together with
     Exhibits thereto.

10.1 Lease Agreement (with option to purchase), dated December 27, 1991, between
     Littelfuse, Inc. and Westmark Systems, Inc.

10.2 Tax  Indebtedness  Sharing  Agreement,  dated  December 27,  1991,  between
     Littelfuse, Inc., Tracor, Inc. and certain other companies.

10.3 Patent License Agreement,  dated as of July 28, 1995,  between  Littelfuse,
     Inc. and Pacific  Engineering  Company,  Ltd.(filed  as exhibit 10.3 to the
     Company's Form 10K for the year ended December 28, 1996)

10.4 MINI(R) and MAXITM License  Agreement,  dated as of June 21, 1989,  between
     Littelfuse, Inc. and McGraw-Edison Company.

10.5 Patent License Agreement,  dated as of January 1, 1987, between Littelfuse,
     Inc. and Cooper Industries, Inc.

b)10.6 1993 Stock Plan for Employees and Directors of Littelfuse, Inc. d)




                                                                                                   Sequentialc)
                                                                                                   Page Number

Number                           Description of Exhibit a)

10.7 Littelfuse, Inc. Supplemental Executive Retirement Plan.d)

10.8 Littelfuse Deferred Compensation Plan for Non-employee Directors. (filed as exhibit 10.8A to the Company's Form 10-Q for the quarterly period ended
     June 28, 1997 (1934 Act File No. 0-20388) and incorporated herein by reference.)d)

10.9 Littelfuse  Executive  Loan Program (filed as Exhibit 10.2 to the Company's
     Form 10Q for the quarterly period ended June 30, 1995 (1934 Act File No.
     0-20388) and incorporated herein by reference.)d)

10.10 Employment Agreement dated as of September 1, 1996 between Littelfuse, Inc.
      and Howard B. Witt. d)

10.11 Change of Control Employment Agreement dated as of September 1, 1996 between Littelfuse, Inc. and Howard B. Witt. d)

10.12 Form of change of Control  Employment  Agreement  dated as of  September 1,
      1996 between Littelfuse,  Inc. and Messrs. Anderson, Audino, Barron, Brace,
      Krueger and Turner. d)

b)13.1 Portions of Littelfuse Annual Report to Stockholders for the fiscal year ended January 3, 1998.

b)22.1 Subsidiaries.

b)23.1 Consent of Independent Auditors.



                                                 Exhibit 22.1

                                                 SUBSIDIARIES

Littelfuse, S.A. de C.V.
Littelfuse FSC
Littelfuse Do Brazil

Littelfuse, B.V.
Littelfuse, A.G.
Littelfuse Limited

Littelfuse Far East PTE Ltd.
Littelfuse HK Limited
Littelfuse Holdings Pte Ltd
Suzhou Littelfuse OVS Ltd
Sam Hwa Littelfuse Inc. (65% owned)
Littelfuse KK
Littelfuse Triad Inc.
Littelfuse Phils Inc