Form 10-Q
period 1998-04-04
LITTELFUSE INC /DE
filed 1998-05-18
CIK 889331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

                   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF
                  --   THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       QUARTERLY PERIOD ENDED April 4, 1998 OR


                 ----  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OF 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________



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

         As of April 4, 1998, 20,978,912 shares of common stock, $.01 par value, of the Registrant and warrants to purchase 2,744,663 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

PAGE
Item 1.  Consolidated Condensed (unaudited) Statements of Operations,
           Financial Condition, and Cash Flows and Notes to the Consolidated
           Condensed Financial Statements ...............................   1

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations ................    6


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ...............................    9



Part I - Financial Information

Item 1.


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)


                                                               For the Three
                                                               Months Ended
                                                        April 4,          March 28,
                                                          1998               1997

Net sales                                               $ 69,331       $ 65,583

Cost of sales                                             42,739         38,764

  Gross profit                                            26,592         26,819

Selling, administrative and general
  expenses                                                15,533         14,490

Amortization of intangibles                                1,888          1,747
                                                          ------         ------
  Operating income                                         9,171         10,582

Costs associated with consolidation of operations            716           -
Interest expense                                             843            903
Other income, net                                            (80)          (275)
                                                         --------        -------
  Income before income taxes                               7,692          9,954

Income taxes                                               1,866          3,687

  Net income                                            $   5,826     $   6,267
                                                        ==========    ==========

 Net income per share
                       - Basic                          $    0.29     $    0.32
                                                        =========     =========
                       - Diluted                             0.25          0.27
                                                        =========     =========



Weighted average number of common
And common equivalent shares outstanding
                                -  Basic                  20,187         19,711
                                                       ==========     =========
                                - Diluted
                                                          23,611         23,563
                                                       ==========     =========





                                                CONSOLIDATED CONDENSED
                                          STATEMENTS OF FINANCIAL CONDITION
                                                    (In thousands)


                                                  April 4,           Jan. 3
                                                    1998              1998
                                                -----------     ------------
                                                (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                     $   43          $    755
  Accounts receivable                           43,038            37,458
  Inventories                                   38,216            39,075
  Deferred income taxes                          3,672             3,672
  Prepaid expenses and other                     3,657             2,896
                                                -------        ----------
Total current assets                            88,626            83,856


Property, plant, and equipment, net             73,620            70,763

Reorganization value, net                       40,455            41,202

Patents and other identifiable intangible       21,645            22,786
  assets, net

Prepaid pension cost and other assets            3,029             3,278
                                               --------         ---------
                                               $227,375          $221,885
                                               =========        =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses        $ 32,521          $ 31,601
  Accrued income taxes                           10,007             9,952
  Current portion of long-term debt               9,631            10,172
                                               ---------         ---------
Total current liabilities                         52,159           51,725

Long term debt, less current portion              36,281           40,385
Deferred income taxes                              6,205            6,205
Minority Interest                                     18               65

Shareholders' equity:
  Preferred stock, par value $.01 per share:
  1,000,000 shares authorized; no shares issued
  and outstanding                                   _                 _
  Common stock, par value $.01 per share:
  34,000,000 shares authorized; 20,978,912
  and 19,843,140 shares issued and outstanding      210              199
  Additional paid-in capital                     57,377           52,540
  Notes receivable - common stock                (1,960)          (1,960)
  Foreign translation adjustment                 (4,463)          (4,767)
  Retained earnings                              81,548           77,493
                                              ----------        ---------
Total shareholders' equity                     $132,712         $123,505
                                              ----------        ---------
                                               $227,375         $221,885
                                              ==========        =========



                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)




                                                                          For the Three
                                                                           Months Ended
                                                                      April 4,      March 28,
                                                                        1998          1997
Operating activities:
Net income                                                            $  5,826       $  6,267
  Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation                                                       3,324          3,331
      Amortization                                                       1,888          1,747
      Provision for bad debts                                              317            124
      Minority interest                                                    (59)           (64)
  Changes in operating assets and liabilities:
      Accounts receivable                                               (5,706)        (7,813)
      Inventories                                                        1,017         (1,885)
      Accounts payable and accrued expenses                                668          5,972
      Other, net                                                          (350)          (360)
                                                                     -----------     ----------
Net cash provided by operating activities                                6,925          7,319

Cash used in investing activities:
  Purchases of property, plant, and
    equipment, net                                                      (5,713)        (2,533)

Cash used in financing activities:
  Payments of long-term debt, net                                       (4,939)        (2,051)
  Proceeds from exercise of stock options and warrants                   4,705            156
  Purchase of common stock                                              (1,639)        (2,271)
                                                                     -----------     ----------
                                                                        (1,873)        (4,166)

Effect of exchange rate changes on cash                                    (51)           (44)

Increase/(Decrease) in cash and cash equivalents                          (712)           576

Cash and cash equivalents at Beginning of period                           755          1,427

Cash and cash equivalents at end of period                           $      43      $   2,003
                                                                     ===========    ==========

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

                                  April 4, 1998

1.  Basis of Presentation

Littelfuse, Inc. and its subsidiaries (the "Company") are the successors in interest to the components business previously conducted by subsidiaries of Tracor Holdings, Inc. ("Predecessor"). The Company acquired its business as a result of the Predecessor's reorganization activities concluded on December 27, 1991.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period ended April 4, 1998 are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

The Company's fiscal year end is the Saturday nearest December 31. Additionally, the Company reports its quarterly interim financial information on the basis of periods of thirteen weeks. The consolidated condensed statements of operations and cash flows for the three months ended April 4, 1998 are for the period from January 4, 1998 to April 4, 1998, and for the three months ended March 28, 1997 are for the period from December 29, 1996 to March 28, 1997.

2. Inventories

The components of inventories are as follows (in thousands):

                                                                  April 4,            January 3,
                                                                    1998                 1998

                                    Raw material                  $  8,904             $  8,788
                                    Work in process                  4,089                3,556
                                    Finished goods                  25,223               26,731
                                                                  --------             --------
                                      Total                       $ 38,216             $ 39,075
                                                                  ========             ========


3. Per Share Data

Net income per share amounts for the three months ended April 4, 1998 and March 28, 1997 are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

                                                                  Three months ended
                                                                April 4,           March 28,
                                                                   1998               1997
                                                                  -----              -----

Average shares outstanding                                        20,187             19,711

Net effect of dilutive stock options,
warrants and restricted shares
         - Basic                                                      -                -
                                                                  ----------         ------
         - Diluted                                                 3,424              3,852
                                                                  ----------         ------

Average shares outstanding
         - Basic                                                 20,187              19,711
                                                                 ======             =======
         - Diluted                                               23,611              23,563
                                                                 ======             =======

Net income                                                      $ 5,826            $  6,267
                                                                =======            ========

Net income per share
       - Basic                                                  $  .29            $    .32
                                                                =========         =========
       - Diluted                                                $  .25            $    .27
                                                                =========         =========

4. Long Term Debt

The Company concluded a financing package on August 31, 1993. The package consists of a Note Purchase Agreement which requires principal payments of $9,000,000 payable annually beginning August 31, 1996 through August 31, 2000. The package also includes a bank Credit Agreement providing for an open revolver line of credit of $65,000,000 subject to a maximum indebtedness calculation and other traditional covenants. No revolver principal payments are required until the line matures on August 31, 2000. At April 4, 1998 the Company had available $48.5 million of borrowing capability under the revolver facility.

5. Comprehensive Income

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", total comprehensive income for the three months ended April 4, 1998 and March 28, 1997 was approximately $5.5 million and $7.3 million respectively. The adjustment for comprehensive income is related to the Company's foreign currency translation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales increased 6 percent to $69.3 million the first quarter of 1998, compared to $65.6 million the first quarter of 1997. Sales in constant currency increased 11 percent and would have been $6.9 million higher than last year, rather than the $3.7 million sales increase reported. Operating income decreased to $9.2 million for the quarter compared to $10.6 million the first quarter of last year. Net income was $5.8 million or $0.25 per diluted share the first quarter of 1998 compared to $6.3 million or $0.27 per diluted share the first quarter 1997.

Cash flow from operations was $6.9 million the first quarter 1998. The Company repurchased 68,000 shares of its common stock for $1.6 million and made capital investments of $5.7 million during the first quarter. The long term debt to equity ratio was 0.3 to 1 at April 4, 1998 compared to 0.4 to 1 at year end 1997 and March 28, 1997.

First Quarter, 1998

Littelfuse sales increased 6 percent to $69.3 million the first quarter this year compared to $65.6 million last year. The gross margin was 38.4 percent this year compared to 40.9 percent last year. Operating income decreased to 13.2 percent of sales the first quarter this year compared to 16.1 percent last year. Net income decreased 7 percent to $5.8 million this year compared to $6.3 million last year and earnings per share decreased 7 percent to $.25 this year compared to $.27 per share last year.

First quarter 1998 sales grew $3.7 million compared to the same quarter last year. Below normal automotive sales resulted in sales growth in North America of only 3 percent. Sales grew 18 percent in local currency and 9 percent in dollars in Europe based upon strong electronics and automotive OEM sales. Strong electronics sales everywhere except Japan spurred 28 percent sales increase in constant currency and 12 percent sales increase in dollars in the Asia Pacific region.

Our regions have been redefined so that the Middle East is now a part of Europe. This moves about $0.5 million of sales per quarter and $1.8 million for the year from our Asia Pacific region to our Europe region. We made the change when we issued our 1997 annual report. However, when we issued the first quarter press release sales percentage changes for Europe and Asia Pacific this change was not reflected. The correct numbers are reflected above. The product line sales increase percentages were not effected.

Electronic sales grew to $34.6 million in the first quarter 1998 from $32.1 million the same quarter of last year for an increase of $2.5 million or 8 percent. Electronic sales growth was about half the historical rate. Electronic sales in Europe and South Asia were quite strong. However, our Japanese electronics stocking representative and our North

American electronics distributors reduced their inventories during the quarter. Automotive sales grew to $25.2 million in the first quarter 1998 from $24.7 million the same quarter last year for an increase of $0.5 million or 2 percent. European automotive OEM businesses were very strong, but European currency exchange rate against the US dollar and weak North American automotive OEM sales resulted in lower net sales growth for the quarter. Power fuse sales grew to $9.5 million in the first quarter 1998 from $8.8 million the same quarter last year for an increase of $0.7 million or 8 percent. The Company continues to improve its market share in this segment.

Gross profit was $26.6 million or 38.4 percent of sales for the first quarter 1998 compared to $26.8 million or 40.9 percent last year. Margins declined in North America and Europe. The primary cause of the decline in gross margin was underabsorption of labor and overhead in North America. The company was staffed and equipped to support $5 million more sales than were shipped, while inventory was reduced $1 million. The other two contributors were unfavorable relative currency costs for electronics product made in England and the United States and sold to continental Europe and slightly greater than normal average selling price reductions.

Selling, general and administrative expenses were $15.5 million or 22.4 percent of sales for the first quarter 1998, compared to $14.5 million or 22.1 percent of sales for the same quarter last year. Selling expenses accounted for approximately sixty-three percent of the expenses both quarters. The S,G&A expenses as a percent of sales increased slightly due to lower than historical sales growth and to greater investment in foreign sales effort. The amortization of the reorganization value and other intangibles was 2.7 percent of sales for the first quarter of 1998, unchanged from the first quarter of 1997. Total S,G&A expenses, including intangibles amortization, were 25.1 percent of sales the first quarter 1998 compared to 24.8 percent the same quarter last year.

Operating income was $9.2 million or 13.2 percent of sales for the first quarter 1998 compared to $10.6 million or 16.1 percent of sales last year.

Interest expense was $0.8 million the first quarter of this year compared to $0.9 million the first quarter last year. Other income, net, was $0.1 million for the first quarter of 1998 compared to $0.3 million the first quarter last year.

Costs associated with consolidation of operations were $0.7 million in the first quarter compared to zero the prior year. These costs relate to the consolidation of our two Korean operations during the first half of 1998 and have all been included in the first quarter. These costs include the accelerated recognition of future liabilities of our first Korean acquisition, Sam Hwa, as we are liquidating that operation as part of the consolidation.

Income before taxes was $7.7 million for the first quarter 1998 compared to $10.0 million last year. Income taxes were $1.9 million with an effective tax rate of 24 percent for the first quarter 1998 compared to $3.7 million with an effective tax rate of 37 percent the first quarter of last year. The effective tax rate was reduced due the accumulated losses of Sam Hwa becoming tax deductible for the quarter. The company expects its effective rate will be 37 percent for the remaining quarters of this year.

Net income for the first quarter 1998 was $5.8 million or $0.25 per diluted share compared to $6.3 million or $0.27 per diluted share last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 1998 year with $0.8 million of cash. Net cash provided by operations was $6.9 million for the first three months. Cash used to invest in property, plant and equipment was $5.7 million. Cash used to repay long term debt and to repurchase stock was $6.6 million. In addition, proceeds from warrant and stock option exercises were $4.7 million, resulting in net financing activities use of cash of $1.9 million. The net of cash provided, less investing activities and financing activities, resulted in a decrease in cash of $0.7 million. This left the Company with a cash balance of approximately $0.1 million at April 4, 1998.

The ratio of current assets to current liabilities was 1.7 to 1 at the end of the first quarter 1998 compared to 1.6 to 1 at year end 1997 and 1.5 to 1 at the end of the first quarter 1997. The days sales in receivables was approximately 55 days at the end of the first quarter 1998 compared to 56 days at year end 1997 and 54 days at first quarter end 1997. The days inventory outstanding was approximately 81 days at first quarter end 1998 compared to 90 days at year end 1997 and 80 days at first quarter end 1997. The company has worked to keep working capital under control even during this lower than normal sales growth period.

The Company's capital expenditures were $5.7 million for the first quarter 1997. The Company expects that capital expenditures, which will be primarily for new machinery and equipment, will be approximately $21.5 million in 1998. The ratio of long term debt to equity was 0.3 to 1 at the end of the first quarter 1998 compared to 0.3 to 1 at year end 1997 and 0.4 to 1 at the end of the first quarter of 1997. The debt to equity ratio has stayed relatively constant as the free cash flow has been used to repurchase shares and warrants.

The long term debt at the end of the first quarter 1998 consisted of five types totaling $45.9 million. They are as follows: (1) private placement notes totaling $27.0 million, (2) US revolver borrowings totaling $16.5 million, (3) foreign revolver borrowings totaling $0.5 million (4) notes payable relating to mortgages totaling $0.7 million, and (5) other long term debt totaling $1.2 million. These five items include $9.6 million of the bank revolver plus the tax notes and mortgage notes, which are considered to be current liabilities. This leaves net long term debt totaling $36.3 million at April 4, 1998. The private placement notes carry an interest rate of 6.31%. The Company had available at April 4, 1998, a revolver facility of $48.5 million. The bank revolver loan notes carry an interest rate of prime or LIBOR plus 0.5%, which currently is approximately 6.4%. The Company also has a $3.0 million letter of credit facility, of which approximately $1.8 million was being used at April 4, 1998.

Year 2000

The Company is currently in the process of evaluating its computer software and databases to determine whether or not modifications will be required to prepare the Company's computer systems for the year 2000. These problems, which have been widely reported in the media, could cause malfunctions in certain software and databases with respect to dates on or after January 1, 2000, unless corrected. At this time, the Company has not yet completed its evaluation of the cost to modify its computer software or databases.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

The following commentary presents management's discussion and analysis of the Company's financial condition and results of operations for the periods presented. Certain of the statements included below, including those regarding future financial performance or results or those that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Exchange Act of 1934, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumption, including, but not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development and patent protection, commercialization and technological difficulties, capacity and supply constraints or difficulties, actual purchases under agreements, the effect of the company's accounting policies, and other factors discussed above and in the Company's Annual Report on Form 10-K for the year ended January 3, 1998. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This review should be read in conjunction with information provided in the financial statements appearing in the Company's Annual Report on Form 10-K for the year ended January 3, 1998.



PART II - OTHER INFORMATION


Item 6:           Exhibits and Reports on Form 8-K

                  (a)    Exhibit                          Description

                      Exhibit No. 27                    Financial Data Schedule

                  (b) There were no reports on Form 8-K during the quarter ended
                         April 4, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended April 4, 1998, to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Littelfuse, Inc.


Date:  May 15, 1998                           By  /s/ James F. Brace
                                                --------------------
                                                      James   F.    Brace   Vice
                                                     President,  Treasurer,  and
                                                     Chief Financial Officer (As
                                                     duly authorized officer and
                                                     as the principal  financial
                                                     and accounting officer)