Form 10-Q
period 1998-07-04
LITTELFUSE INC /DE
filed 1998-08-18
CIK 889331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    (Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 4, 1998 OR

     __ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO
          ---------


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

           As of July 4, 1998, 20,794,455 shares of common stock, $.01 par value, of the Registrant and warrants to purchase 2,583,673 shares of common stock, $.01 par value, of the Registrant were outstanding.

TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                        PAGE
Item 1.   Consolidated Condensed (unaudited) Statements of
             Income, Financial Condition, and Cash Flows
               and Notes to the Consolidated Financial Statements ........1

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations................6


PART II - OTHER INFORMATION



Item 4.    Submission of Matters to a Vote of Security Holders..........10

Item 5.    Other Information .......................................... 11

Item 6.    Exhibits and Reports on Form 8-K.............................12

Part I - Financial Information

Item 1.



                             CONSOLIDATED CONDENSED
                              STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)


                                                                    For the Three                          For the Six
                                                                    Months Ended                          Months Ended
                                                                July 4,      June 28,                 July 4,      June 28,
                                                                 1998          1997                    1998          1997

Net sales                                                      $    69,116   $    69,828              $  138,447    $  135,411

Cost of sales
                                                                   42,785        41,219                  85,524        79,983
                                                                   -------       -------                 -------       ------

  Gross profit
                                                                    26,331        28,609                  52,923        55,428

Selling, administrative and general
  expenses
                                                                    14,912        15,080                  30,445        29,570
Amortization of intangibles
                                                                    1,610         1,759                   3,498         3,506
                                                                    ------        ------                  ------        -----

  Operating income
                                                                     9,809        11,770                  18,980        22,352

Costs associated with consolidation of operations                                                            750
                                                                        34             -                                     -
Interest expense
                                                                       889           921                   1,732         1,824
Other income, net
                                                                      (69)          (90)                    (11)         (365)
                                                                      ----          ----                    ----         -----

  Income before income taxes
                                                                     8,817        10,939                  16,509        20,893

Income taxes
                                                                    3,262         4,043                   5,128         7,730
                                                                    ------        ------                  ------        -----

  Net income                                                     $ 5,555       $ 6,896             $    11,381   $    13,163
                                                                 ========      ========            ============  ===========
                                                                   5,555         6,896


Net income per share                   -  Basic                  $  0.27       $  0.35             $      0.55   $      0.67
                                                                 =========      ========            ===========   ===========
                                       -  Diluted                $  0.24       $  0.29             $      0.48   $      0.55
                                                                 =========      ========            ===========   ===========

Weighted average number of common and common equivalent
shares outstanding
                                       -  Basic                   20,934        19,734                  20,560        19,722
                                                                 ========       ========           ============  ============
                                                                  23,525        23,689                  23,568        23,748
                                       -  Diluted                ========       ========           ============  ============






                                           CONSOLIDATED CONDENSED
                                     STATEMENTS OF FINANCIAL CONDITION
                                               (In thousands)

                                             July 4,                  Jan. 3,
                                              1998                     1998
                                        -----------------          -------------
                                             (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                     4,283                    755
  Accounts receivable                          44,550                 37,458
  Inventories                                  38,010                 39,075
  Deferred income taxes                         3,672                  3,672
  Prepaid expenses and other                    2,964                  2,896
                                             --------                -------
Total current assets                           93,479                 83,856

Property, plant, and equipment, net            74,815                 70,763

Reorganization value, net                      39,708                 41,202

Patents and other identifiable intangible
assets, net                                    20,781                 22,786

Prepaid pension cost and other assets           2,991                  3,278
                                             --------               --------
                                             $231,774               $221,885
                                             ========               ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses      $ 33,070               $ 31,601
  Accrued income taxes                          9,471                  9,952
  Current portion of long-term debt            10,029                 10,172
                                             --------               --------
Total current liabilities                      52,570                 51,725

Long-term debt, less current portion           40,976                 40,385
Deferred income taxes                           6,205                  6,205
Minority Interest                                  28                     65

Shareholders' equity:
  Preferred stock, par value $.01 per share:
  1,000,000 shares authorized; no shares issued
  and outstanding                                  _                      _
  Common stock, par value $.01 per share:
  34,000,000 shares authorized; 20,794,455
  and 19,873,140 shares issued and outstanding    208                    199
  Additional paid-in capital                   58,719                 52,908
  Notes receivable - common stock              (1,960)                (1,960)
  Foreign currency translation adjustment      (4,503)                (4,767)
  Retained earnings                            79,531                 77,125
                                             ---------              ---------
Total shareholders' equity                   $131,995               $123,505
                                             ---------              ---------
                                             $231,774               $221,885
                                             =========              =========





                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                          For the Three                  For the Six
                                                           Months Ended                  Months Ended
                                                        July 4,      June 28,        July 4,      June 28,
                                                          1998         1997            1998         1997
Operating activities:
Net income                                             $ 5,555        $  6,896       $ 11,381    $ 13,163

  Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation                                       3,407           3,249          6,731       6,580
      Amortization                                       1,610           1,759          3,498       3,506
      Provision for bad debts                              (33)            127            284         251
      Deferred income taxes                                 11             -               -          (13)
      Minority interest                                     10             (74)           (49)        (53)
  Changes in operating assets and liabilities:
      Accounts receivable                               (1,339)           (984)        (7,045)     (8,797)
      Inventories                                          341          (3,257)         1,358      (5,142)
      Accounts payable and accrued expenses                450          (1,143)         1,103       4,829
      Other, net                                           498             317            178         (43)
                                                       -------        ---------      ---------   ---------
Net cash provided by operating activities               10,499           6,901         17,439      14,281

Cash used in investing activities:
  Purchases of property, plant, and
    equipment, net                                      (4,340)         (4,804)       (10,053)     (7,337)
Acquisition of business, net                              -             (5,060)           -        (5,060)
                                                       ---------      ---------      ---------   ---------
                                                        (4,340)         (9,864)       (10,053)    (12,397)

Cash provided by (used in) financing activities:
 Payments (borrowings) of long-term debt net             4,773           5,172           (166)      3,121
  Proceeds from exercise of stock options and warrants     827             344          5,532         500
  Purchase of common stock and warrants                 (7,334)         (3,876)        (8,973)     (6,147)
                                                       --------       ---------      ---------   ---------
                                                        (1,734)          1,640         (3,607)     (2,526)

Effect of exchange rate changes on cash                   (185)           (154)          (251)       (259)
                                                       --------       ---------      ----------  ---------

Increase/(Decrease) in cash and cash equivalents         4,240          (1,477)         3,528        (901)

Cash and cash equivalents at
 beginning of period                                        43           2,003            755       1,427
                                                       ---------      ---------      ----------  ---------

Cash and cash equivalents at end
 of period                                             $ 4,283        $   526        $ 4,283     $   526
                                                       ========       ========       =========   =========




                        Notes to Consolidated Condensed Financial Statements
                                                   (Unaudited)

                                              July 4, 1998

1.  Basis of Presentation

Littelfuse, Inc. and its subsidiaries (the "Company") are the successors in interest to the components business previously conducted by subsidiaries of Tracor Holdings, Inc. ("Predecessor"). The Company acquired its business as a result of the Predecessor's reorganization activities concluded on December 27, 1991.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period ended July 4, 1998 are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

The Company's fiscal year end is the Saturday nearest December 31. Additionally, the Company reports its quarterly interim financial information on the basis of periods of thirteen weeks. The consolidated condensed statements of operations and cash flows for the three months ended July 4, 1998 are for the period from April 5, 1998 to July 4, 1998, and for the three months ended June 28, 1997 are for the period from March 30, 1997 to June 28, 1997.

2. Inventories

The components of inventories are as follows (in thousands):



                                      July 4, 1998           January 3, 1998
                                      ------------           ---------------
                Raw Material          $  9,672               $ 8,788
              Work in Process            4,589                 3,556
               Finished Goods           23,749                26,731
                                      --------               --------
                    Total              $38,010               $39,075
                                      ========               ========




3. Per Share Data and Stock Split

Net income per share amounts for the three months and six months ended July 4, 1998 and June 28, 1997 are based on the weighted average number of common and common equivalent shares outstanding during the periods after giving retroactive effect to the June 10, 1997 stock split as follows (in thousands, except per share data):

                                                Three months ended            Six months ended
                                               July 4,       June 28,        July 4,     June 28,
                                                1998          1997             1998        1997
                                               ------       -------          -------     --------

Average shares outstanding                     20,934    19,734             20,560       19,722

Net effect of dilutive stock options,
warrants and restricted shares
        -  Basic                                -          -                   -            -
                                               -------  -------            -------       -------
        -  Diluted                              2,591     3,955             3,008         4,014
                                               -------  -------            -------       -------

Average shares outstanding
        -   Basic                              20,934    19,734            20,560        19,734
                                               ======   =======            =======       =======
        -   Diluted                            23,525    23,689            23,568        23,748
                                               ======   =======            =======       =======

Net income                                    $ 5,555   $ 6,896           $11,381       $13,163
                                              =======   =======           ========      ========

Net income per share

        -  Basic                             $   .27    $   .35           $  .55        $  .67
                                             ========   ========          ========      =======
        -  Diluted                           $   .24    $   .29           $  .48        $  .55
                                             ========   ========          ========      =======



4. Long-Term Debt

The Company concluded a financing package on August 31, 1993. The package consists of $45,000,000 of Senior Notes issued pursuant to a Note Purchase Agreement which requires annual principal payments of $9,000,000 payable annually beginning August 31, 1996 through August 31, 2000. The package also includes a bank Credit Agreement which provides an open revolver line of credit of $65,000,000 less current borrowings subject to a maximum indebtedness calculation and other traditional covenants. No revolver principal payments are required until the line matures on August 31, 2000. At July 4, 1998 the Company had available $46.0 million of borrowing capability under the revolver facility.

5.  Comprehensive Income

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," total comprehensive income for the three months ended July 4, 1998 and June 28, 1997 was approximately $5.6 million and $7.3 million respectively and the six months ended July 4, 1998 and June 28, 1997 was $14.6 million and $11.1 million respectively. The adjustment for comprehensive income is related to the Company's foreign currency translation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales decreased 1 percent to $69.1 million the second quarter of 1998 compared to $69.8 million the second quarter of 1997. Operating income decreased 17 percent to $9.8 million for the quarter compared to $11.8 million the second quarter of last year. Net income decreased to $5.6 million or $0.24 per diluted share the second quarter of 1998 compared to $6.9 million or $0.29 per diluted share the second quarter of 1997.

Cash flow from operations was $10.5 million the second quarter of 1998. The Company repurchased 323,000 shares of its common stock for $7.3 million and made capital investments of $4.3 million during the quarter. Long-term debt increased $4.8 million in the second quarter. The total long-term debt to equity ratio was
0.39 to 1 at July 4, 1998 compared to 0.41 to 1 at year end 1997 and 0.54 to 1 at June 28, 1997.

Second Quarter, 1998

Littelfuse sales decreased 1 percent to $69.1 million the second quarter this year from $69.8 million last year. The gross margin was 38.1 percent the second quarter this year compared to 41.0 percent last year. Operating income decreased to 14.2 percent of sales the second quarter this year compared to 16.9 percent last year. Net income decreased to 8.0 percent of sales the second quarter this year compared to 9.9 percent of sales last year. Diluted earnings per share decreased 17 percent to $0.24 compared to $0.29 last year.

Second quarter 1998 sales declined $0.7 million compared to the same quarter last year. Sales grew 12% in local currency, but they were flat in dollars in Asia Pacific due to reduced production of consumer electronics and personal computers. Sales grew 18 percent in local currency and 14 percent in dollars in the European Community with strong automotive OEM sales and electronics sales. Sales declined 5 percent in North America due to a decline in automotive sales partially due to the strike at General Motors.

Electronic sales declined to $34.1 million in the second quarter 1998 from $34.3 million the same quarter of last year for a decrease of $0.2 million or 1 percent. The electronics sales decline was caused primarily by weak sales to Japanese consumer electronics markets, South Asia personal computer manufacturers and North America electronics distributors. Automotive sales declined to $24.8 million in the second quarter 1998 from $26.7 million the same quarter last year for a decrease of $1.9 million or 7 percent. The North American automotive OEM market was very weak due to the GM strike this year, compared to much higher than normal sales last year related to a one-time item sale and more new model introductions than normal. The North American automotive aftermarket also was weak, while the European automotive OEM and aftermarkets were reasonably strong. Power fuse sales grew to $10.2 million in the second quarter 1998 from $8.8 million the same quarter last year for an increase of $1.2 million or 12 percent. The Company believes that its electrical business sales continue to grow faster than its competitors in the electrical industry due to its product innovation leadership.

Gross profit was $26.3 million or 38.1 percent of sales for the second quarter 1998 compared to $28.6 million or 41.0 percent last year. About 60 percent of the gross margin decline was due to average selling price declines for electronics products being much higher than normal and about 40 percent of the gross margin decline was due to unfavorable North American labor and overhead absorption. The above normal average selling price declines were limited to electronics sales and were much more pronounced in Asia than in North America or Europe. The unfavorable labor and overhead absorption is due to not building inventory as sales are declining and staff and equipment are available to support higher sales. The Company has reduced its headcount by 150 people since the beginning of the year and has identified cost savings programs about twice the normal annual rate in order to address these margin issues.

Selling, general and administrative expenses were $14.9 million or 21.6 percent of sales for the second quarter 1998 compared to $15.1 million or 21.6 percent of sales for the same quarter last year. This resulted from stringent control of these costs despite lower sales. Selling expenses accounted for approximately sixty-two percent of S,G&A expenses for the second quarter 1998 and approximately sixty-five percent for the same quarter last year. The amortization of the reorganization value and other intangibles was 2.3 percent of sales for the second quarter 1998 compared to 2.5 percent last year. Total S,G&A expenses including intangibles amortization were 23.9 percent of sales the second quarter 1998 compared to 24.1 percent the same quarter last year.

Operating income was $9.8 million or 14.2 percent of sales for the second quarter 1998 compared to $11.8 million or 16.9 percent last year.

Interest expense was $0.9 million for the second quarter of both years. Income before taxes was $8.8 million for the second quarter 1998 compared to $10.9 million last year. Income taxes were $3.3 million with an effective tax rate of 37 percent for the second quarter 1998 compared to $4.0 million with an effective tax rate of 37 percent the second quarter of last year.

Net income for the second quarter 1998 was $5.6 million or $0.24 per share compared to $6.9 million or $0.29 per share last year.

Six Months, 1998

Sales increased 2 percent for the first half of 1998 to $138.4 million from $135.4 million the first half of last year. Operating income declined 15 percent to $19.0 million from $22.4 million the first half of last year. Net income declined to $11.4 million from $13.2 million last year. Cash provided by operations before interest expense was $19.2 million and after interest expense was $17.4 million the first half of this year.

The sales trend in electronics has been weaker than normal the first two quarters of 1998. First half electronic sales were up 4 percent at $68.6 million compared to $66.2 million last year. The telecommunications business has been strong, while the consumer electronics and personal computer business was weaker in all major areas of the world in the first half. Automotive sales were down 3 percent at $49.8 million compared to $51.1 million last year. Automotive OEM sales in Europe have been strong the first half, but the effects of the GM automotive strike, and a one-time item sale of products in North America the second quarter of 1997 led to the overall decline. Power fuse sales were up 11 percent to $20.0 million from $18.1 million last year.

Gross profit was 38.2 percent for the first half 1998 compared to 40.9 percent the first half of last year. As mentioned earlier, the decline in gross margin is due to above normal average selling price declines for electronics products (particularly in Asia) and to unfavorable labor and overhead absorption due to not building inventory despite lower than planned sales. Again, the Company is reducing headcount and redoubling its cost savings efforts to address the decrease in gross margin.

Selling, general and administrative expenses were 22.0 percent of sales for the first half 1998 compared to 21.8 percent of sales last year. The amortization of intangibles was 2.5 percent of sales for the first half 1998 compared to 2.6 percent last year. Total S,G&A expenses including intangibles amortization were
24.5 percent of sales the first half 1998 compared to 24.4 percent of sales the first half of last year.

Operating income decreased 15 percent to $19.0 million or 13.7 percent of sales the first half 1998 compared to $22.4 million or 16.5 percent last year.

Interest expense was $1.7 million the first half 1998 compared to $1.8 million last year. Other income, net was flat the first half of 1998 compared to $0.4 million last year. As a result, income before taxes was $16.5 million the first half 1998 compared to $20.9 million the first half of last year. Income taxes were $5.1 million the first half 1998 compared to $7.8 million last year.

Net income the first half 1998 decreased 14 percent to $11.4 million or $.48 per share compared to $13.2 million or $.56 per share last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operating and investing needs and its current debt obligations for the foreseeable future.

Littelfuse started the 1998 year with $0.8 million of cash. Net cash provided by operations was $17.4 million for the first half. Cash used to invest in property, plant and equipment was $10.1 million. Cash used to repurchase stock was $9.0 million, proceeds of option exercises and warrants were $5.6 million, and payments of bank debt were $0.2 million for net financing of $3.6 million use of cash. The net of cash provided by operations, less investing activities, less financing activities, less the effect of exchange rates, resulted in an increase in cash of $3.5 million. This left the Company with a cash balance of approximately $4.3 million at July 4, 1998.

The ratio of current assets to current liabilities was 1.8 to 1 at the end of the second quarter 1998 compared to 1.6 to 1 at year end 1997 and 1.5 to 1 at the end of the second quarter 1997. The days sales in receivables was approximately 55 days at the end of the second quarter 1998 compared to 56 days at year end 1997 and 58 days at the end of the second quarter 1997. The days inventory outstanding was approximately 81 days at the end of the second quarter 1998 compared to 90 days at year end 1997 and 79 days at the end of the second quarter 1997.

The Company's capital expenditures were $10.1 million for the first half 1998. The Company expects that capital expenditures, which will be primarily for new machinery and equipment, will be approximately $21.5 million in 1998. The ratio of total long-term debt to equity was 0.39 to 1 at the end of the first half 1998 compared to 0.41 to 1 at year end 1997.

The long-term debt at the end of the first half 1998 consists of five types totaling $51.0 million. They are as follows: (1) private placement notes totaling $27.0 million, (2) US revolver borrowings totaling $19.0 million, (3) foreign revolver borrowings totaling $3.1 million, (4) notes payable relating to mortgages totaling $0.7 million, and (5) other long-term debt totaling $1.2 million. These five items include $10.0 million of the bank revolver, tax notes and mortgage notes, which are considered to be current. This leaves net long-term debt totaling $41.0 million at July 4, 1998. The private placement notes carry an interest rate of 6.31%. The Company had available at July 4, 1998, a revolver facility of $46.0 million. The bank revolver loan notes carry an interest rate of prime or LIBOR plus 0.5%, which currently is approximately 6.2%. The Company also has a $8.0 million letter of credit facility, of which approximately $1.8 million was being used at July 4, 1998.

Year 2000

The Company currently has substantially completed its evaluation of its business application, process equipment, and communications computer software and databases to determine whether or not modifications will be required to prepare the Company's computer systems for the year 2000. These problems, which have been widely reported in the media, could cause malfunctions in certain software and databases with respect to dates on or after January 1, 2000, unless corrected. At this time, the Company has completed the worldwide evaluation of the modifications required of its computer software or databases for all business applications and many process and communications applications. However, if such modifications are not made or completed timely, the Year 2000 issue could have a material impact on the operations of the Company. Our current best estimate is the Company will spend $1 to $1 1/2 million more for information systems consulting and training than the prior two year average in 1998 and $2 to $3 million more than the prior two year average in 1999 to make the changes needed to support Year 2000 requirements. We expect to have all systems compliant by the third quarter 1999.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

The preceding commentary presents management's discussion and analysis of the Company's financial condition and results of operations for the periods presented. Certain of the statements included above, including those regarding future financial performance or results or those that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Exchange Act of 1934, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumption, including, but not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development and patent protection, commercialization and technological difficulties, capacity and supply constraints or difficulties, actual purchases under agreements, the effect of the Company's accounting policies, and other factors discussed above and in the Company's Annual Report on Form 10-K for the year ended January 3, 1998. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This review should be read in conjunction with information provided in the financial statements appearing in the Company's Annual Report on Form 10-K for the year ended January 3, 1998.


PART II - OTHER INFORMATION


Item 4:   Submission of Matters to a Vote of Security Holders

          The annual meeting of stockholders of Littelfuse, Inc. was held on May 1, 1998. The following matters were voted upon at this annual meeting and the results of such votes are provided below:

          1. Election of six nominees to the Board of Directors to serve terms of one year or until their successors are elected:


               (i)        Howard B. Witt

                                Withhold                           Broker
               For 18,657,313  Authority 139,612  Abstentions ___  Nonvotes ___
                   ----------            -------

              (ii)       John Driscoll

                                Withhold                           Broker
               For 18,650,009  Authority 146,916  Abstentions ___  Nonvotes ___
                   ----------            -------

             (iii)      Anthony Grillo

                                Withhold                           Broker
              For 18,657,009   Authority 139,916  Abstentions ___  Nonvotes ___
                  ----------             -------

              (iv)        Bruce A. Karsh

                                Withhold                           Broker
              For 18,657,309   Authority 139,616  Abstentions ___  Nonvotes ___
                  ----------             -------

               (v)        John E. Major

                               Withhold                            Broker
              For 18,656,909  Authority 140,016   Abstentions ___  Nonvotes ___
                  ----------            -------

              (vi)       John J. Nevin

                               Withhold                           Broker
              For  18,645,459 Authority 151,466  Abstentions ___  Nonvotes ___
                   ----------           -------

       2. Approval and ratification of the Directors' appointment of Ernst & Young LLP as the Company's independent auditors for the year ending January 2, 1999

                                                                   Broker
            For 18,721,593  Against 38,000   Abstentions  37,332   Nonvotes ___
                ----------          ------                ------


      3. Approval of the proposed amendment to the 1993 Stock Plan for the Employees and Directors of Littelfuse, Inc. which would increase the maximum aggregate number of shares of Common Stock as to which awards of options, restricted shares, units or rights may be made from time to time thereunder from 1,200,000 to 1,800,000 shares


                                                                    Broker
           For 16,042,563  Against  2,604,347  Abstentions 150,015  Nonvotes ___
               ---------            ---------              -------


Item 5:           Other Information

The Company's bylaws require that in order to nominate persons to the Company's Board of Directors or to present a proposal for action by stockholders at an annual meeting of stockholders, a stockholder must provide advance written notice to the secretary of the Company, which notice must be delivered to or mailed and received at the Company's principal executive offices not later than the close of business on the 60th day nor earlier than the close of business on the 90th day prior to the first anniversary of the preceding year's annual meeting of stockholders; provided that in the event that the date of the annual meeting to which such stockholder's notice relates is more than 30 days before or more than 60 days after such anniversary date, for notice by the stockholder to be timely it must be so delivered not earlier than the close of business on the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such annual meeting is first made by the Company. In the event that the number of directors to be elected to the Board of Directors is increased and there is no public announcement by the Company naming all of the nominees for director or specifying the size of the increased Board of Directors at least 70 days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice will be considered timely, but only with respect to nominees for any new positions created by such increase, if it is delivered to or mailed and received at the Company's principal executive offices not later than the close of business on the 10th day following the day on which such public announcement is first made by the Company. The stockholder's notice must contain detailed information specified in the Company's bylaws. As to any proposal that a stockholder intends to present to stockholders without inclusion in the Company's Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, the proxies named in management's proxy for that meeting will be entitled to exercise their discretionary authority on that proposal by advising stockholders of such proposal and how they intend to exercise their discretion to vote on such matter, unless the stockholder making the proposal solicits proxies with respect to the proposal to the extent required by Rule 14a-(c)(2) under the Securities Exchange Act of 1934, as amended.

Item 6:           Exhibits and Reports on Form 8-K

            (a)   Exhibit                              Description

               Exhibit 10.1 Amendment to 1993 Stock Plan for Employees and Directors of Littelfuse, Inc. (filed as
                                   Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1995 (1934 Act File No. 0-20388))

               Exhibit No. 27      Financial Data Schedule


           (b) There were no reports on Form 8-K during the quarter ended July 4, 1998.

                                   SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended July 4, 1998, to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Littelfuse, Inc.


Date:  August 18, 1998                    By  /s/ James F. Brace
                                              -------------------
                                                  James F. Brace Vice President,
                                          Treasurer and Chief Financial  Officer
                                          (As duly authorized officer and as the
                                          principal   financial  and  accounting
                                          officer)