Form 10-Q
period 1998-10-03
LITTELFUSE INC /DE
filed 1998-11-16
CIK 889331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1998
          OR

     __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


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

         As of October 3, 1998, 20,305,035 shares of common stock, $.01 par value, of the Registrant and warrants to purchase 2,581,667 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                           PAGE

Item 1.  Consolidated Condensed Statements of
               Income, Financial Condition, and Cash Flows
                 and Notes to the Consolidated Condensed Financial
               Statements (unaudited) ..................................... 1

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations ................... 6


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K ................................. 10

Part I - Financial Information

Item 1.

                                                 CONSOLIDATED CONDENSED
                                                  STATEMENTS OF INCOME
                                          (In thousands, except per share data)
                                                       (unaudited)


                                                                For the Three                        For the Nine
                                                                Months Ended                         Months Ended
                                                             Oct. 3,    Sept. 27,                Oct. 3,      Sept. 27,
                                                              1998        1997                    1998          1997

Net sales                                                      $69,035     $68,993                 $207,482      $204,404

Cost of sales                                                  43,130      41,133                  128,653       121,116
                                                           ----------    ----------            -----------      ----------

  Gross profit                                                  25,905      27,860                   78,829        83,288

Selling, administrative and general
  expenses                                                      15,066      14,853                   45,511        44,423
Amortization of intangibles                                     1,613       1,787                    5,112         5,293
                                                           ----------- -----------            ------------- ------------

  Operating income                                               9,226      11,220                   28,206        33,572

Costs associated with consolidation of operations
                                                                 (356)           -                      395
                                                                                                                        -
Interest expense                                                             1,165                    2,634         2,989
                                                                   902
Other (income)/expense, net                                                  (123)                                  (488)
                                                           --------    -----------            ----------    ------- -----
                                                                  162                                  151
                                                                  ----                                 ---
  Income before income taxes                                     8,518      10,178                   25,026        31,071

Income taxes                                                    3,152       3,766                    8,280        11,496
                                                           ----------- -----------            ------------- ----- ------

  Net income                                                 $  5,366    $  6,412                $  16,746     $  19,575
                                                           = ========= = =========            =  ========== =  =========


Net income per share         - Basic                        $    0.26   $    0.32              $      0.81   $      0.99
                                                           =========== ===========            ============= ============
                             - Diluted                      $    0.23   $    0.27              $      0.72   $      0.81
                                                           =========== ===========            ============= ============

Weighted average number of common
and common equivalent shares
outstanding
                             - Basic                          20,587      19,887                   20,570        19,777
                                                           ==========  ==========             ============   ===========
                             - Diluted                        22,979      24,041                   23,343        24,091
                                                           ========== ==========             ============   ===========

                                                                       1





                                             CONSOLIDATED CONDENSED
                                     STATEMENTS OF FINANCIAL CONDITION
                                               (In thousands)

                                                                         Oct. 3,                  Jan. 3,
                                                                           1998                     1998
                                                                     -----------------          -------------
                                                                       (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                             $      29,824             $      755
  Accounts receivable                                                          47,527                 37,458
  Inventories                                                                  36,029                 39,075
  Deferred income taxes                                                                                3,672
                                                                                3,672
  Prepaid expenses and other                                                                          2,896
                                                                               2,599
Total current assets                                                          119,651                 83,856

Property, plant, and equipment, net                                            76,880                 70,763

Reorganization value, net                                                      38,961                 41,202

Patents and other identifiable intangible assets, net
                                                                               19,917                 22,786

Prepaid pension cost and other assets                                                                 3,278
                                                                           -----------             ---------
                                                                               4,213
                                                                        $    259,622               $221,885
                                                                        ==============             =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                 $     34,468              $ 31 ,601
  Accrued income taxes                                                         6,982                  9,952
  Current portion of long-term debt                                            4,643                 10,172
                                                                       --------------            -----------
Total current liabilities                                                     46,093                 51,725

Long-term debt, less current portion                                          78,224                 40,385
Deferred income taxes                                                          6,205                  6,205
Minority Interest                                                                 52                     65

Shareholders' equity:
  Preferred stock, par value $.01 per share:
  1,000,000 shares authorized; no shares issued and outstanding                   -                       -
  Common stock, par value $.01 per share:
  34,000,000 shares authorized; 20,305,035
  and 19,873,140 shares issued and outstanding                                    203                    199
  Additional paid-in capital                                                   57,601                 52,540
  Notes receivable - common stock                                             (1,960)                (1,960)
  Foreign translation adjustment                                              (3,437)                (4,767)
  Retained earnings                                                           76,641                 77,493
                                                                       --------------            -----------
Total shareholders' equity                                                   129,048                123,505
                                                                       --------------            -----------
                                                                        $    259,622               $221,885
                                                                       ==============            ===========
                                                                       2

                                                                                For the Nine
                                                                                Months Ended
                                                                           Oct. 3,            Sept. 27,
                                                                            1998                1997
Operating activities:
Net income                                                                    $ 16,746           $ 19,575

Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                              10,517              9,781
      Amortization                                                               5,112              5,293
      Provision for bad debts                                                      463                371
      Deferred income taxes                                                         -                 (1)
      Minority interest                                                           (22)              (115)
  Changes in operating assets and liabilities:
      Accounts receivable                                                      (9,494)            (8,955)
      Inventories                                                                3,793            (8,363)
      Accounts payable and accrued expenses                                      2,365              5,546
      Other, net                                                               (3,294)              (534)
                                                                              ---------           --------
Net cash provided by operating activities                                       26,186             22,598

Cash used in investing activities:
  Purchases of property, plant, and
    equipment net                                                             (15,349)           (12,545)
Acquisition of business, net                                                       -              (5,060)
                                                                              ---------          ---------
                                                                              (15,349)           (17,605)

Cash provided by (used in) financing activities:
  Borrowings/(Payments) of long-term debt, net                                  31,772            (1,209)
  Proceeds from exercise of stock options
   and warrants                                                                  5,528              1,453
  Purchase of common stock and warrants                                       (18,349)            (6,147)
                                                                             -----------         ----------
                                                                                18,951            (5,903)

Effect of exchange rate changes on cash                                          (719)              (266)
                                                                             -----------         ----------

Increase/(Decrease) in cash and cash
 equivalents                                                                    29,069            (1,176)

Cash and cash equivalents at beginning
 beginning of period                                                              755              1,427
                                                                            ------------        -----------

Cash and cash equivalents at end
 of period                                                                 $   29,824          $     251
                                                                           =============       ============





                                                              3

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

                                 October 3, 1997

1.  Basis of Presentation

Littelfuse, Inc. and its subsidiaries (the "Company") are the successors in interest to the components business previously conducted by subsidiaries of Tracor Holdings, Inc. ("Predecessor"). The Company acquired its business as a result of the Predecessor's reorganization activities concluded on December 27, 1991.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the period ended October 3, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 1999. For further information, refer to the Company's consolidated financial statements and the notes thereto as of January 3, 1998, included in the Company's Annual Report on Form 10-K.

2. Inventories

The components of inventories are as follows (in thousands):

                                                        October 3,                     January 3,
                                                              1998                          1998


                           Raw material                   $  9,660                      $ 8,788
                           Work in process                    5,138                        3,556
                           Finished goods                   21,231                        26,731
                                                           -------                        ------

                                Total                     $36,029                       $39,075
                                                          =======                       =======




3. Per Share Data

Net income per share amounts for the three months and nine months ended October 3, 1998 and September 27, 1997 are based on the weighted average number of common and common equivalent shares outstanding during the periods after giving retroactive effect to the June 10, 1997 stock split as follows (in thousands, except per share data):




                                             Three months ended                   Nine months ended
                                             Oct. 3,        Sept. 27,              Oct. 3,     Sept. 27,
                                             1998             1997                 1998          1997

Average shares outstanding                   20,587            19,887                20,570      19,777

Net effect of dilutive stock options,
 warrants and restricted shares
         - Basic                                 -                  -                    -            -
                                            ------------       ------------          ----------- ------
         - Diluted                            2,392              4,154                2,773        4,314
                                            -------            -------              -------       ------

Average shares outstanding
         - Basic                            20,587             19,887               20,570       19,777
                                            ======             ======               ======       ======
         - Diluted                          22,979             24,041               23,343       24,091
                                            ======             ======               ======       ======

Net income                                 $ 5,366            $ 6,412              $16,746      $19,575
                                           =======            =======              =======      =======

Net income per share
         - Basic                           $  0.26           $   0.32              $  0.81    $    0.99
                                           ========           ========             =========  =========
         - Diluted                         $  0.23          $   0.27               $  0.72    $    0.81
                                           ========           ========             =========  =========

4. Long Term Debt

The Company concluded a financing package on August 31, 1998. The package consists of $60.0 million of Senior Notes with an interest rate of 6.16% issued pursuant to a Note Purchase Agreement which requires annual principal payments payable beginning in 1999 through 2005. The package also includes a revised bank Credit Agreement which provides an open revolver line of credit of $55.0 million, subject to a maximum indebtedness calculation and other financial covenants. No revolver principal payments are required until the line matures on August 31, 2003. At October 3, 1998 the Company had available $55.0 million of borrowing capability under the revolver facility. In addition, the Company has outstanding $18.0 million of Senior Notes issued pursuant to a Note Purchase Agreement dated August 31, 1993.



5.  Comprehensive Income

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," total comprehensive income for the three months ended October 3, 1998 and September 27, 1997 was approximately $6.4 million and $6.1 million respectively and the nine months ended October 3, 1998 and September 27, 1997 was $18.1 million and $17.9 million respectively. The adjustment for comprehensive income is related to the Company's foreign currency translation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales remained unchanged at $69.0 million for the third quarter of 1998 compared to the same period last year. Operating income decreased 18 percent to $9.2 million for the quarter compared to $11.2 million the third quarter of last year. Net income decreased to $5.4 million or $0.23 per diluted share for the quarter compared to $6.4 million or $0.27 per diluted share the third quarter of last year.

Cash flow from operations was $8.7 million the third quarter of 1998. The Company repurchased shares of its common stock for $9.4 million and made capital investments of $5.3 million during the third quarter. The debt to equity ratio was 0.64 to 1 at October 3, 1998 compared to 0.41 to 1 at year end 1997 and 0.47 to 1 at September 27, 1997.

Third Quarter, 1998

The Company's sales remained the same for the third quarter 1998 compared to the same period last year. The gross margin was 37.5 percent the third quarter this year compared to 40.4 percent last year. Operating income decreased to 13.4 percent of sales the third quarter this year from 16.3 percent last year. Net income decreased 16 percent the third quarter this year compared to last year. Diluted earnings per share decreased 15 percent to $0.23 compared to $0.27.

North American sales decreased 1 percent due to slower electronics sales and the remaining effects of the General Motors strike. Strong electronics and auto OEM sales growth led to a 23 percent sales increase in Europe. Weaker Japan electronics sales and increased pressure on selling prices contributed to a 10 percent decline in sales in Asia Pacific.
However, Asia Pacific sales measured in constant currency only declined 2 percent.

Electronics sales declined to $33.7 million in the third quarter 1998 from $34.7 million the same quarter of last year for a decrease of $1.0 million or 3 percent. When measured in constant currency, electronic sales increased by $0.2 million or 1 percent. Electronics sales growth was strong in Europe, particularly in the telecommunications market, but was offset by a decline in Asia Pacific. Automotive sales declined slightly to $24.2 million in the third quarter 1998 from $24.4 million the same quarter last year for a decrease of $0.2 million or 1 percent. Europe showed strong auto OEM sales growth, while North America growth continued to be weak due in part to the General Motors strike which lasted into the third quarter.

Power  fuse  sales grew to $11.1  million  in the third  quarter  1998 from $9.9 million the same quarter last year for an increase of $1.2 million or 12 percent. The Company believes that its electrical business sales continue to grow faster than the electrical fuse market growth due to its innovative new products.

Gross profit was $25.9 million or 37.5 percent of sales for the third quarter 1998 compared to $27.9 million or 40.4 percent last year. Competitive pressure on selling prices in the electronics segment has continued to have an unfavorable impact on the gross margin.

The above normal selling price declines in electronics sales continued to be more pronounced in Asia than in North America or Europe. Although to a lesser extent than in the first two quarters of 1998, some unfavorable labor and overhead absorption was experienced in the third quarter due to not building inventory when sales were flat. Startup expenses on several new products also contributed to the reduced gross margin. The Company has identified cost savings programs about twice the normal annual rate and continues to identify and pursue cost reduction projects in order to address these margin issues.

Selling, general and administrative expenses were $15.1 million or 21.8 percent of sales for the third quarter 1998, compared to $14.9 million or 21.5 percent of sales for the same quarter last year. Selling expenses accounted for approximately 63 percent of S,G&A for the third quarter 1998 and approximately 65 percent for the same quarter last year. This resulted from continued monitoring and control of S,G&A expenses despite the flat sales. The amortization of the reorganization value and other intangibles was 2.3 percent of sales for the third quarter 1998 and 2.6 percent of sales for the third quarter of last year. Total S,G&A expenses including intangibles amortization were 24.2 percent of sales the third quarter 1998 compared to 24.1 percent the same quarter last year.

Operating income was $9.2 million or 13.4 percent of sales for the third quarter 1998 compared to $11.2 million or 16.3 percent last year.

Interest expense was $0.9 million for the third quarter 1998 compared to $1.2 million last year due to a lower average debt level in the third quarter 1998 compared to the same period last year. Other expense, net, was $0.2 million for the third quarter 1998, compared to other income, net of $0.1 million for the same period last year. Income before taxes was $8.5 million for the third quarter 1998 compared to $10.2 million last year. Income taxes were $3.2 million with an effective tax rate of 37 percent for the third quarter 1998 compared to $3.8 million with an effective tax rate of 37 percent the third quarter of last year.

Costs associated with consolidation of operations were reduced by $0.4 million in the third quarter compared to zero in the prior year. The consolidation of the Company's two Korean operations was completed in the third quarter. This reduction in charges related to consolidation of the Korean operations on more favorable terms than originally anticipated.

Net income for the third quarter 1998 was $5.4 million or $0.23 per diluted share compared to $6.4 million or $0.27 per diluted share last year.

Nine Months, 1998

Sales increased 2 percent to $207.5 million from $204.4 million last year. Operating income declined 16 percent to $28.2 million from $33.6 million the first nine months of last year. Net income declined 14 percent to $16.7 million from $19.6 million last year. Cash provided by operations before interest expense was $28.8 million and after interest expense was $26.2 million. Earnings per diluted share decreased 11 percent to $0.72 the first nine months of 1998 compared to $0.81 for the same period last year.

The sales trend in electronics has been weaker than normal for the first nine months of 1998. Slower North American and Asia Pacific electronic sales have been offset by strong European electronic sales. Nine months electronics sales were up 1 percent at $102.4 million compared to $101.0 million last year. Automotive sales were down 2 percent at $74.0 million compared to $75.4 million last year. European auto OEM business has been strong, while North American sales declined partially due to the General Motors automotive strike. Power fuse sales were up 11 percent to $31.1 million from $28.0 million last year, primarily due to gaining market share through innovative new products.

Gross profit was 38.0 percent or $78.8 million for the first nine months of 1998 compared to 40.7 percent or $83.3 million the first nine months of last year. Contributing to the decline in gross margin were startup expenses on new products, above normal selling price declines for electronics products (particularly in Asia) and unfavorable labor and overhead absorption due to not building inventory despite lower than planned sales. The Company is aggressively targeting cost savings efforts to address the decrease in gross margin.

Selling, general and administrative expenses were 21.9 percent of sales for the first nine months 1998 compared to 21.7 percent of sales last year. The amortization of intangibles was 2.5 percent of sales for the first nine months 1998 compared to 2.6 percent last year. Total S,G & A expenses including intangibles amortization were 24.4 percent of sales the first nine months 1998 compared to 24.3 percent of sales the first nine months of last year.

Operating income was $28.2 million or 13.6 percent of sales the first nine months 1998 compared to $33.6 million or 16.4 percent last year.

Interest expense was $2.6 million the first nine months 1998 compared to $3.0 million the first nine months of last year. Other expense, net was $0.2 million the first nine months 1998 compared to other income of $0.5 million for the same period last year. Income before taxes was $25.0 million the first nine months 1998 compared to $31.1 million the first nine months of last year. Income taxes were $8.3 million the first nine months 1998 compared to $11.5 million last year.

Costs associated with consolidation of operations was $0.4 million the first nine months 1998 compared to zero the prior year. These costs related to the consolidation of the Company's two Korean operations, which was completed in the third quarter.

Net income the first nine months 1998 decreased 14 percent to $16.7 million from $19.6 million for the same period last year. Earnings per share the first nine months of 1998 decreased 11 percent to $0.72 per diluted share compared to $0.81 per diluted share last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support its operations, its capital expenditures and its current debt obligations for the foreseeable future.

Littelfuse started the 1998 year with $0.8 million of cash. Net cash provided by operations was $26.2 million for the first nine months. Cash used to invest in property, plant and equipment was $15.3 million. Cash used to repurchase stock and warrants was $18.3 million, proceeds of option exercises were $5.5 million, and proceeds of debt issuance were $31.8 million for net cash provided by financing activities of $19.0 million.

The net of cash provided by operations, less investing activities, less financing activities resulted in an increase in cash of $29.1 million. This left the Company with a cash balance of approximately $29.8 million at October 3, 1998.

The ratio of current assets to current liabilities was 2.6 to 1 at the end of the third quarter 1998, 1.6 to 1 at year end 1997, and 1.5 to 1 at the end of the third quarter 1997. The days sales in receivables was approximately 57 days at the end of the third quarter 1998 compared to 52 days at year end 1997 and 59 days at the end of the third quarter 1997. The days inventory outstanding was approximately 76 days at the end of the third quarter 1998 compared to 89 days at year end 1997 and 89 days at the end of the third quarter 1997.

The Company's capital expenditures, primarily for new machinery and equipment, were $15.3 million for the first nine months 1998. The ratio of long-term debt to equity was 0.64 to 1 at the end of the first nine months 1998 compared to
0.41 to 1 at year end 1997.

The long-term debt at the end of the first nine months 1998 consists of four types totaling $82.9 million. They are as follows: (1) private placement notes totaling $78.0 million, (2) foreign revolver borrowings totaling $3.1 million,
(3) notes payable relating to mortgages totaling $0.7 million, and (4) other long-term debt totaling $1.1 million. These four items include $4.6 million of the senior notes, tax notes and mortgage notes, which are considered to be current. This leaves net long-term debt totaling $78.2 million at October 3,1998. The private placement notes carry an interest rate of 6.31% and 6.16%. The Company had available at October 3, 1998, a revolver facility of $55.0 million. The Company also has a $8.0 million letter of credit facility, of which approximately $1.8 million was being used at October 3, 1998

Year 2000

The Company currently has substantially completed its evaluation of its business application, process equipment, and communications computer software and databases to determine whether or not modifications will be required to prepare the Company's computer systems for the year 2000. These problems, which have been widely reported in the media, could cause malfunctions in certain software and databases with respect to dates on or after January 1, 2000, unless corrected. At this time, the Company has completed the worldwide evaluation of the modifications required of its computer software or databases for all business applications and many process and communications applications and has a dedicated cross functional team operating to make the identified systems hardware and software changes. However, if such modifications are not made or completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The Company's current best estimate is the Company will spend $1 to $1 1/2 million more for information systems consulting and training than the prior two year average in 1998 and $2 to $3 million more than the prior two year average in 1999 to make the changes needed to support Year 2000 requirements. The company expects to have all systems compliant by the third quarter 1999. The Company is presently evaluating various contingency plans and the need for a contingency plan in the event it does not complete all phases of the Year 2000 program. The company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.

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




PART II - OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K

           (a)             Exhibit                                                 Description

                     Exhibit 4.1                              Amendment to the Littelfuse Rights Plan Agreement    (filed as
                                                              Exhibit  1 to the  Company's  Form 8-A  Registration  Statement
                                                              dated December 4, 1995 (1934 Act File No. 0-20388)


                     Exhibit No. 27                           Financial Data Schedule

           (b) There were no reports on Form 8-K during the quarter ended October 3, 1998.




                                                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended October 3, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Littelfuse, Inc.


Date:  November 13, 1998      By  /s/ Howard B. Witt
                                            Howard B. Witt
                                    Chairman, President, and
                                    Chief Executive Officer
                                    (As duly authorized officer)



                              By  /s/ Paul M. Dickinson
                                          Paul M. Dickinson
                                    (As acting principal financial
                                        and accounting officer)

                                                                Exhibit 4.10


                                               SECOND AMENDMENT
                                                      TO
                                       LITTELFUSE RIGHTS PLAN AGREEMENT


     THIS SECOND AMENDMENT is made and entered into as of the 31st day of July, 1998, by and between LITTELFUSE, INC., a Delaware corporation (hereinafter referred to as the Company), and LASALLE NATIONAL BANK, as Rights Agent (hereinafter referred to as the Rights Agent):

                                             W I T N E S S E T H:

     WHEREAS, the Company and the Rights Agent have heretofore executed that certain Littelfuse Rights Plan Agreement dated as of December 15, 1995, as amended by that certain First Amendment thereto dated as of August 1, 1996 (hereinafter, as amended, referred to as the Rights Plan); and

     WHEREAS, the company and the Rights Agent wish to amend the Rights Plan in certain respects, all in accordance with the terms and provisions hereof;

     NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged and confessed, the parties hereto hereby agree as follows:

     1. The definition of Exempt Person contained in the Rights Plan is hereby amended in its entirety to read as follows:

     (j) Exempt Person shall mean (i) the Company, (ii) any Subsidiary (as such term is hereinafter defined) of the Company, (iii) any employee benefit plan of the Company or any Subsidiary of the Company, (iv) any Person holding Common Shares for or pursuant to the terms of any such employee benefit plan, or
(v) Oaktree Capital Management, LLC, a California limited liability company, or any of its Affiliates or Associates.

     2. Except as specifically amended hereby the Rights Plan shall remain unchanged and continue in full force and effect.

     IN WITNESS WHEREOF, the parties hereto have executed this Second Amendment to Littelfuse Rights Plan Agreement as of the day and year first above written.

                                                     LITTELFUSE, INC.




                                            By /s/ Howard B. Witt
                                               Its  Chairman, President and CEO

                                         LASALLE NATIONAL BANK, as Rights Agent




                                        By  ______________________________
                                             Its _____________________________