Form 10-K
period 1999-01-02
LITTELFUSE INC /DE
filed 1999-03-19
CIK 889331

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K
                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
    (Mark One)      for the fiscal year ended January 2, 1999 or
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                        for the transition period from to

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

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value, and Warrants to purchase shares of Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of 18,452,016 shares of voting stock held by non-affiliates of the registrant was approximately $321,766,255 based on the last reported sale price of the registrant's Common Stock, $.01 par value, as reported on The Nasdaq Stock Market on March 12, 1999.

     As of March 12, 1999, the registrant had outstanding 19,660,879 shares of Common Stock, $.01 par value, and Warrants to purchase 2,474,615 shares of Common Stock, $.01 par value.

Portions of the following documents have been incorporated herein by reference to the extent indicated herein: Littelfuse, Inc. Proxy Statement dated March 18, 1999 (the "Proxy Statement") --Part III. Littelfuse, Inc. Annual Report to Stockholders for the year ended January 3, 1998 (the "Annual Report") -- Parts II and III.

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

         In the electronic market, leading manufacturers such as 3Com, Canon, Compaq, Hewlett Packard, IBM, LG Electronics, Lucent Technologies, Motorola, Nortel, Panasonic, Samsung, Sharp, Sony and Toshiba obtain a substantial portion of their electronic circuit protection requirements from the Company. In the automotive market, the Company or its licensees have customer relationships with all leading automobile manufacturers throughout the world. Littelfuse provides substantially all of the automotive fuse requirements for vehicles manufactured domestically by General Motors and is the primary supplier for Ford, Chrysler and all Japanese and most European auto manufacturer transplants. The Company also competes in the power fuse market selling to companies such as the Allen Bradley division of Rockwell International and Reliance Electric. In addition to fuses, the Company manufactures and supplies switches, circuit breakers and indicator lights to the automotive industry and to appliance and general electronics manufacturers.
See "Business Environment:  Circuit Protection Market."

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

         The Company's products are sold worldwide through a direct sales force and manufacturers' representatives. In Asia Pacific, the Company has licensed its automotive fuse technology to a Japanese firm that supplies automotive fuses to Pacific Rim customers. For the year ended January 2, 1999, approximately 43% of the Company's net sales were to customers outside the United States (exports and foreign operations).

     References herein to "1996" or "fiscal 1996" refer to the calendar year ended December 28, 1996. References herein to "1997" or "fiscal 1997" refer to the fiscal year ended January 3, 1998. References herein to "1998" or "fiscal 1998" refer to the fiscal year ended January 2, 1999.

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

         Electronic Products. Electronic circuit protection products are used to protect power circuits in a multitude of electronic systems. Electronics products fall into four major categories: (1) fuses, (2) protectors, (3) resettables and (4) electrostatic discharge suppressors. Electronics fuses generally are of two types - miniature and subminiature. Miniature fuses are generally tubular in shape with glass, ceramic and composition bodies. Subminiature devices are used where space is at a premium. Protectors are fuses produced to a less rigorous specification. Resettables are polymer positive temperature coefficient (PTC) devices that limit the current when an overcurrent condition exists and let current pass again after the cause of the overcurrent is removed. Electrostatic discharge (ESD) suppressors are polymer based devices that shunt transient high voltage energy away from circuitry. Applications for electronic products include telecommunications equipment, computers and computer peripherals, power supplies, test and medical instrumentation, and consumer electronic products. There is also a special segment of the electronic circuit protection market directed toward the aerospace industry. These special high-reliability fuses are manufactured in small quantities under extremely high quality control standards.

         Automotive Products. Fuses are extensively used in automobiles, trucks, buses and off-road equipment to protect electrical circuits and wiring harnesses supplying electrical power to operate lights, heating, air conditioning, windshield wipers, radios, windows and controls. Currently, a typical automobile contains 30 to 70 fuses, depending upon the options installed. The market for automotive fuses is expected to grow in the coming years as more electronic features are included in automobiles. Certain new vehicles, such as the Cadillac Seville, Ford 150 series truck, Jeep Grand Cherokee and the Jaguar, contain as many as 50 to 90 fuses and this higher fuse count is expected to spread to other vehicles.

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

Product Sales. Net sales of the Company's products by industry category for the periods indicated are as follows:


                                   Fiscal Year
                                 (in thousands)
                                         -----------------------------------------------------------------
                                         -------------------- --------------------- ----------------------

                                                1998                  1997                  1996
                                         -------------------- --------------------- ----------------------
                                         -------------------- --------------------- ----------------------
             Electronic                             $133,085              $135,032               $112,358
             Automotive                               96,686               102,139                 93,690
             Industrial (Power)                       39,769                37,994                 35,398
                                         -------------------- --------------------- ----------------------
                                         ==================== ===================== ======================
                  Total                             $269,540              $275,165               $241,446
                                         ==================== ===================== ======================


         Electronic Products. The Company manufactures and sells a wide range of electronic circuit protection products, including miniature and subminiature fuses, protectors and resettables. Electronic miniature and subminiature fuses are designed to provide circuit protection in the limited space requirements of electronic equipment. The Company entered the protector market in late 1994 and the resettable polymer PTC device market in late 1996. While the Company continues to develop its own resettable fuse products, the Company also entered into agreements with Raychem Corp. in 1996 which allow the Company to sell resettable fuses using certain of Raychem's technology. The Company entered the ESD suppressor market in late 1998. The Company is in the process of developing ESD suppressor products and also purchased the Pulse-Guard(R) product line and technology in 1998.

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

              NANO2 (R) SMF Fuse is a fourth generation surface mount fuse product line. The compact size (.240" x .100" x .100") of this rectangular shaped fuse is very attractive to design engineers. In addition, the flat side design permits efficient pick and placement by automated assembly equipment. The NANO2 (R) SMF Fuse is used where space considerations are critical, including laptop computers, camcorders and battery chargers.

              ALF(TM) II or "1206" SMF is a very fast acting thin film surface mount fuse measuring only .12 inch x .06 inch. The subminiature size assures additional space savings in surface mount applications. It is completely compatible with common soldering systems used in surface mount assembly applications and it is available on 8mm reels for use with automatic placement equipment. Applications include hard disk drives, PC main boards, digital cameras and CD-ROMs.

              "0603" SMF is a very fast acting thin film surface mount fuse measuring only .06 inch x .03 inch. The 0603 is the smallest fuse available and has a very low profile .018 inches. The small physical size along with low values for resistance and voltage drop are significant features of this new fuse for battery and other low voltage applications, such as hard disk drives and PC main boards. The 0603 has also gained acceptance for use in the protection of cellular telephones.

              SMTelecom(TM) is the first surface mount fuse to comply with UL 1459 and UL 1950 third edition power cross requirements for telecommunications. The new SMTelecom(TM) Fuse protects all phone line connected equipment against current surges resulting from power cross, power induction and lightning strikes. It is rated for 250 volts with a 600 volt short circuit rating. Four current ratings are offered, from 0.75 to 1.5 amperes. Applications include modems, fax machines, desktop telephones, answering machines and line cards.

              Surface Mount PTC is the first in Littelfuse's line of PTC devices. Its dimensions of 0.200" x 0.290" x 0.120" are ideal for circuit board applications where space is at a premium. It also is available in 0.340" x 0.250" x 0.10" and 0.179" x 0.127" x 0.02"
              configurations. This polymer surface mount PTC has the ability to reset itself once the fault or overcurrent condition has cleared. This new product is used primarily for computer and peripheral applications such as motherboards, disk drives, PC cards, modems, printers, etc.

              PulseGuard(R), an ESD suppressor, is a polymer based surface mount or connector style device that utilizes a variable voltage material to shunt high voltage ESD energy away from circuitry without affecting data signals. The PulseGuard(R) characteristics and available packages provide for protection of integrated circuitry in applications such as PCs and PC peripherals.

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

              J-CASE(R) Fuse, is a cartridge version of the Maxi(TM) fuse. Its primary use is for branch circuit protection and protection of circuits with inductive loads.

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

         The Company has licensed its patented ATO(R), Mini(R) and Maxi(TM) automotive fuse designs to Bussmann, a division of Cooper Industries. Bussmann is the Company's largest domestic competitor. Additionally, the Company has entered into a licensing agreement with Pacific Engineering Company, Ltd., a Japanese fuse manufacturer, which produces and distributes the Company's patented ATO(R) and Mini(R) automotive fuses to the Pacific Rim manufacturing operations of Japanese based automobile manufacturers. See "Competition" and "Business -- Patents, Trademarks and Other Intellectual Property."

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

              Class J fuses are less than half the size of Class R to provide substantial space savings. Applications for Class J are similar to Class R. Additional applications include back up protection for circuit breakers and protection for both IEC and NEMA rated devices. The Company has also introduced an indicating J line of fuses with indication functionality like the RK5 INDICATOR fuse.

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

              Midget fuses, in seven different series, provide supplementary overcurrent protection in such diverse applications as control circuits, control power transformers, solenoids, street lighting and computers.

              Medium voltage fuses, designed for general and back-up protection, protect motors, transformers and motor controllers. The medium voltage fuse line was expanded in 1998 with the purchase of the product line and assets of a medium voltage fuse manufacturer allowing for very short delivery times of these products.

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


Product Design and Development

         The Company employs scientific, engineering and other personnel to improve its existing product lines and to develop new products at its research and engineering facility in Des Plaines, Illinois. The Engineering Department consists of approximately 60 engineers, chemists, metallurgists, fusologists and technicians. This department is primarily responsible for the design and development of new products and consists of eight major groups: two product design, two materials engineering, one advanced technology development, one manufacturing engineering automation and two engineering support groups.

         Proposals for the development of new products are initiated primarily by sales and marketing personnel with input from customers. The entire product development process typically ranges from 6 to 18 months with continuous efforts to reduce the development cycle. During the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, the Company expended approximately $8.4 million, $7.9 million and $7.3 million, respectively, on product design and development.

Patents, Trademarks and Other Intellectual Property

         The Company generally relies on patent and trademark laws and license and nondisclosure agreements to protect its rights in its trade secrets and its proprietary products. In cases where it is deemed necessary by management, key employees are required to sign an agreement that they will maintain the confidentiality of the Company's proprietary information and trade secrets. This information, which for business reasons, is not disclosed to the public.

         As of January 2, 1999, the Company owned 111 patents in North America, 23 patents in the European Economic Community and 29 patents in other foreign countries. The Company has also registered trademark protection for certain of its brand names and logos. The 111 North American patents are in the following categories: 50 Electronic, 7 Resettable, 26 Automotive, 19 Power Fuse and 9 miscellaneous.

         The first patent covering the AUTOFUSE(R) or ATO(R) fuse expired on September 30, 1992. However, the last improvement patent covering the ATO(R) fuse expires on September 19, 2000. The ATO(R) fuse product is further protected by trademark and trade dress protection which has a remaining indefinite life so long as it continues to be correctly used by the Company and its licensees.

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

         The Company currently licenses its ATO(R) automotive fuse technology to Pacific Engineering Company, Ltd., a Japanese manufacturer that produces and distributes the Company's patented automotive fuses to Pacific Rim operations of Pacific Rim-based automotive manufacturers. The license is exclusive as to Japan and non-exclusive as to other specified Pacific Rim territories and provides that the Company will receive royalties of 1.5% of the licensee's revenues from the sales of the licensed products with a $25,000 annual minimum. This license expires on August 10, 1999. In addition, a second license covering the MINI(R) Fuse technology was granted with similar territory arrangements to Pacific Engineering which provides the Company with royalties of 2.5% of the licensee's revenues from the sale of the licensed products, with an annual minimum of $100,000. This second license expires on April 6, 2006.

         License royalties amounted to $286,000, $332,000 and $266,000 for 1998, 1997 and 1996, respectively.

Manufacturing

         Much of the Company's manufacturing equipment is custom designed by its engineers, and the Company conducts the majority of its own fabrication. The Company stamps most of the metal components used in its fuses, holders and switches from raw metal stock and makes its own contacts and springs. However, the Company does depend upon a single source for a substantial portion of its stamped metal end caps for one family of electronic fuses. The Company believes that alternative stamping sources are available at prices which would not have a material adverse effect on the Company. The Company also performs its own plating (silver, nickel, zinc, tin and oxides). In addition, all thermoplastic molded component requirements used for such products as the AUTOFUSE(R), MINI(R) and MAXI(TM) product lines are met through the Company's in-house molding capabilities.

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

         The principal raw materials for the Company's products include copper and copper alloys, heat resistant plastics, zinc, melamine, glass, silver, solder, sulphate chipboard and linerboard. The Company depends upon a sole source for several heat resistant plastics. The Company believes that suitable alternative heat resistant plastics are available from other sources at prices which would not have a material adverse effect on the Company. All of the other raw materials are purchased from a number of readily available outside sources.

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

Marketing

         The Company's domestic sales staff of approximately 66 people maintains relations with major OEMs and distributors. The Company's sales and engineering personnel interact directly with the OEM engineers to ensure maximum circuit protection and reliability within the parameters of the OEM design. Internationally, the Company maintains a sales staff of approximately 30 people and sales offices in The Netherlands, England, Singapore, Korea and China. The Company also markets its products indirectly through a worldwide organization of approximately 125 manufacturers' representatives and distributes through an extensive network of electronic, automotive and electrical distributors.

         Electronic. The Company has retained 23 manufacturers' representatives to sell its electronic products domestically and additional representatives to sell its electronic products internationally. These representatives call on major OEMs and distributors. The Company distributes approximately 41% of its domestic products directly to OEMs, with the remainder distributed by more than 800 distributors nationwide.

         In the Asia-Pacific region, the Company maintains a direct sales staff of five people in Singapore, one in Hong Kong, seven in Korea, and one or more manufacturers' representatives in Japan, Singapore, Korea, Hong Kong, Taiwan, China, Malaysia, Thailand, Philippines and Australia. The Company also maintains an engineering facility in Japan. In Europe, the Company's distribution methods differ from its domestic methods in that it maintains a direct sales force of 17 people to call on OEMs exclusively and utilizes approximately 15 manufacturers' representatives to approach distributors and smaller OEMs. Unlike its domestic representatives, these manufacturers' representatives purchase inventory from the Company to facilitate delivery and reduce financial risks associated with currency exchange rate fluctuations.

         Automotive. The Company sells automotive fuses through a direct sales force in Detroit consisting of four employees. Salespersons service all the major automotive OEMs (including the United States manufacturing operations of foreign-based OEMs) through both the engineering and purchasing departments of these companies. Twenty-two manufacturers' representatives distribute the Company's products to aftermarket fuse retailers such as Autozone, Pep Boys, K-Mart and NAPA. In Europe, the Company uses both a direct sales force and manufacturers' representatives to distribute its products to Mercedes Benz, BMW, Volvo, Saab, Jaguar and other OEMs, as well as aftermarket distributors. In the Asia-Pacific region, the Company has licensed its automotive fuse technology to a Japanese firm which supplies the majority of the automotive fuses to the Japanese manufacturing operations in the region including Toyota, Honda and Nissan.


         Power. The Company markets and sells its power fuses through 36 manufacturers' representatives across North America. These representatives sell power fuse products through an electrical distribution network comprised of approximately 1,200 distributors. These distributors have customers that include electrical contractors, municipalities, utilities and factories (including both MRO and OEM). Some of the manufacturers' representatives have consigned inventory in order to facilitate rapid customer delivery.

         The Company's field sales force (including application engineers) and manufacturers' representatives call on both distributors and end-users (consulting engineers, municipalities, utilities and OEMs) in an effort to educate these customers on the capabilities and characteristics of the Company's products.

Business Segment Information

The Company has three reportable business segments: The Americas, Europe and Asia-Pacific. For information with respect to the Company's operations in its three geographic areas for the fiscal year ended January 2, 1999, see "Item 8. Financial Statements and Supplementary Data - Business Segment Information" incorporated herein by reference.

Customers

         The Company sells to over 10,000 customers worldwide. No single customer accounted for more than 10% of net sales during the last three years except for its Japanese stocking representative which accounted for 10.2% in 1998. The Japanese stocking representative serves over 100 customers in the Asia Pacific electronic market. During the 1998, 1997 and 1996 fiscal years, net sales to customers outside the United States (exports and foreign operations) accounted for approximately 43.0%, 40.6% and 38.5%, respectively, of the Company's total net sales.

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

Employees

         During 1998, the Company employed approximately 3,085 persons. Approximately 50 employees in Des Plaines and 450 employees in Mexico are covered by collective bargaining agreements. The Des Plaines agreement expires March 31, 1999 and the Mexico agreement expires January 31, 2001. The Company has not experienced any work stoppage or other form of labor dispute within the last 20 years. The Company believes that its employee relations are excellent and that its employees, many of whom have long experience with the Company, represent a valuable resource. The Company emphasizes employee training and development and has established Quality Improvement Process (QIP) training for its employees worldwide so as to promote product quality and customer satisfaction.

Year 2000

For information relating to year 2000 see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Year 2000" incorporated herein by reference.

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


ITEM 2.  PROPERTIES

Littelfuse Facilities

         The Company's operations are located in 19 owned or leased facilities worldwide, containing approximately 708,000 square feet. The U.S. headquarters and principal fabrication and distribution facility is located in Des Plaines, Illinois, supported by three additional plants in Illinois and one in Mexico. European headquarters and the primary European distribution center is in Utrecht, The Netherlands, with manufacturing plants in the United Kingdom and Switzerland. Asia Pacific operations include a distribution center located in Singapore, with manufacturing plants in Korea, China and the Philippines. The Company does not believe that it will encounter any difficulty in renewing its existing leases upon the expiration of their current terms. Management believes that the Company's facilities are adequate to meet its requirements for the foreseeable future.

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

Farmington Hills, Michigan        Administrative          1,562      Leased             2001      Auto

Piedras Negras, Mexico            Manufacturing          59,838      Leased             2000      Auto, Electronic, Power
Piedras Negras, Mexico            Manufacturing          12,590      Leased             2000      Electronic and Power

Washington,                       Manufacturing,         60,000      Owned               --       Electronic, Auto, Other
England                           Sales and
                                  Distribution

Utrecht, The Netherlands          Warehousing             8,680      Leased             1999      Auto, Electronic, Other
Utrecht, The Netherlands          Sales,                 12,000      Owned               --       Auto, Electronic, Other
                                  Administrative  and
                                  Engineering

Grenchen, Switzerland             Manufacturing          11,000      Owned               --       Auto
Singapore                         Sales and               7,836      Leased             1999      Electronic
                                  Distribution
Seoul, Korea                      Sales and             29,175       Owned               --       Electronic
                                  Manufacturing
Philippines                       Manufacturing         10,200       Leased             1999      Electronic
Suzhou, China                     Manufacturing         40,000       Owned               --       Electronic
Hong Kong, China                  Sales                    200       Leased             2000      Electronic
Yokohama, Japan                   Engineering            1,815       Leased             1999      Electronic
Sao Paulo, Brazil                 Sales and
                                  Distribution           1,200       Leased             1999      Electronic, Auto


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

ITEM 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to the Company's stockholders during the fourth quarter of fiscal 1998.

Executive Officers of Registrant

         The executive officers of the Company are as follows:

Name                                        Age                         Position

Howard B. Witt                              58             Chairman of the Board, President
                                                              and Chief Executive Officer

Kenneth R. Audino                           55             Vice President, Organizational Development
                                                            and Total Quality Management

William S. Barron                           56             Vice President, Marketing and
                                                            Sales

Philip G. Franklin                          47             Vice President, Treasurer
                                                            and Chief Financial Officer

David J. Krueger                            61             Vice President, Engineering

Lloyd J. Turner                             55             Vice President, Operations

Hans Ouwehand                               52             Vice President, European
                                                           Operations

Mary S. Muchoney                            53              Secretary


Officers of Littelfuse are elected by the Board of Directors and serve at the discretion of the Board.


         Howard B. Witt was elected as the Chairman of the Board of the Company in May, 1993. He was promoted to President and Chief Executive Officer of the predecessor company of the Company ("Old Littelfuse") in February, 1990. Prior to his appointment as President and Chief Executive Officer, Mr. Witt served in several other key management positions with Old Littelfuse, including Operations Manager from March 1979 to January 1986, Vice President-Manufacturing Operations from January 1986 to January 1988, and Executive Vice President with full operating responsibilities for all U.S. activities from January 1988 to February 1990. Prior to joining Old Littelfuse, Mr. Witt was a division president of Keene Corporation from 1974 to 1979. Mr. Witt currently serves as a member of the Board of Directors of Franklin Electric Co., Inc. and Material Sciences
Corporation and is a member of the Electronic Industries Association Board of Governors. He is also a director of the Artisan Mutual Fund.


         Kenneth R. Audino, Vice President, Organizational Development and Total Quality management, He is responsible for the Company's overall quality, reliability and environmental compliance, quality systems, human resources and training efforts. Mr. Audino joined Old Littelfuse as a Control Technician in 1964. From 1964 to 1977, he progressed through several quality and reliability positions to Manager of Reliability and Standards. In 1983, he became Managing Director of the European Headquarters of Old Littelfuse and later was named Corporate Director of Quality Assurance and Reliability. He was promoted to his current position in 1998.

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

         Philip G.  Franklin,  Vice  President,  Treasurer  and Chief  Financial
Officer, has responsibility for the treasury, financial control, financial reporting and information systems functions of the Company. Mr. Franklin joined the Company in January 1999 from OmniQuip International, a $450 million construction equipment manufacturer which he helped take public. .

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

                                                                PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters The information set forth under "Quarterly Stock Price" on page 38 of the Annual Report to Stockholders is incorporated herein by reference. It is also included in Exhibit 13.1 as filed with the SEC. As of March 12, 1999, there were 295 holders of record of the Company's Common Stock and in excess of 2,700 beneficial holders of its Common Stock.

         Since September 22, 1992, shares of the Common Stock have been traded in the over-the-counter market and quotations are reported using the symbol "LFUS" on The Nasdaq Stock Market.

         The Company has not paid any cash dividends in its history. Future dividend policy will be determined by the Board of Directors based upon their evaluation of earnings, cash availability and general business prospects. Currently, there are restrictions on the payment of dividends contained in the Company's bank credit agreement which relate to the maintenance of certain restricted payment ratios.

ITEM 6.  Selected Financial Data

         The information set forth under "Selected Financial Data - Five Year Summary" on page 38 of the Annual Report to Stockholders is incorporated herein by reference. It is also included in Exhibit 13.1 as filed with the SEC.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 20 of the Annual Report to Stockholders is incorporated herein by reference. It is also included in Exhibit 13.1 as filed with the SEC.


ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to market risk from changes in interest rates, foreign exchange rates and commodities.


The Company had long-term debt outstanding at January 2, 1999 in the form of Senior Notes and lines of credit at both variable and fixed interest rates. Since substantially all of the debt has fixed interest rates, the Company's interest expense is not sensitive to changes in interest rate levels.

A portion of the Company's operations consists of manufacturing and sales activities in foreign countries. The Company has manufacturing facilities in Mexico, England, Switzerland, South Korea, China and the Philippines. During 1998, sales exported from the United States or manufactured abroad accounted for 43.0% percent of total sales. Substantially all sales in Europe are denominated in Dutch Guilders, British Pound Sterling and Euros and substantially all sales in the Asia-Pacific region are denominated in United States Dollars and South Korean Won.

The Company's identifiable foreign exchange exposures result from the purchase and sale of products from affiliates, repayment of intercompany trade and loan amounts and translation of local currency amounts in consolidation of financial results. Changes in foreign currency exchange rates or weak economic conditions in the foreign countries in which it manufactures and distributes products could affect the Company's sales and financial results. Other than utilizing netting and offsetting intercompany account management techniques to reduce known exposures, the Company does not use derivative financial instruments to mitigate its foreign currency risk at the present time.

The Company uses various metals in the production of its products, including zinc, copper and silver. The Company's earnings are exposed to fluctuations in the prices of these commodities. The Company does not currently use derivative financial instruments to mitigate this commodity price risk.


ITEM 8.  Financial Statements and Supplementary Data

         The Report of Independent Auditors and the Consolidated Financial Statements and notes thereto of the Company set forth on pages 27 through 34 of the Annual Report to Stockholders are incorporated herein by reference. They are also included in Exhibit 13.1 as filed with the SEC.

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

                            (i)  Report of Independent Auditors (page 34)

                           (ii) Consolidated Statements of Financial Condition as of January 2, 1999 and January 3, 1998 (pages 22 and 23).

                           (iii) Consolidated Statements of Income for the years
                                 ended January 2, 1999, January 3, 1998 and December 28, 1996 (page 24).

                           (iv) Consolidated Statements of Cash Flows for the years ended January 2, 1999, January 3, 1998 and December 28, 1996 (page 25).

                           (v) Consolidated Statements of Shareholders' Equity for the years ended January 2, 1999, January 3, 1998 and December 28, 1996.
                                 (page 26).

                            (vi)  Notes  to  Consolidated  Financial  Statements
                                   (pages 27-33).

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

                    (b)  Reports on Form 8-K

                         There  were no  reports  on Form 8-K  during the fourth
                    quarter of 1998.




                                                           LITTELFUSE, INC.
                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                            (In Thousands)



                                                                Additions
                                               Balance at       Charged to                         Balance at
                                               Beginning        Costs and       Deductions           End of
        Description                            Of Year          Expenses           (A)                Year
                                               ----------       ----------      ----------         -------
Year ended January 2, 1999
  Allowance for losses on
    accounts receivable . . . . . .            $ 1,118          $   626         $   641            $ 1,103
                                               =======          =======         =======            =======

  Reserves for sales discounts
    and allowances . . . . . . . .             $ 4,781          $      1        $    --            $ 4,782
                                               =======          ========        =========          =======



Year ended January 3, 1998
  Allowance for losses on
    accounts receivable . . . . . .            $    896         $   410         $   188            $ 1,118
                                               ========         =======         =======            =======

  Reserves for sales discounts
    and allowances . . . . . . . .             $ 4,161          $  620          $    --            $ 4,781
                                               =======          ======          =========          =======



Year ended December 28, 1996
  Allowance for losses on
    accounts receivable . . . . .              $    863         $   236         $   203            $    896
                                               =========        =======         =======            ========
  Reserves for sales discounts
    and allowances . . . . . . .               $ 3,038          $ 1,123         $   --             $  4,161
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

Date:  March 18, 1999

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

  /s/ Howard B. Witt                           Chairman of the Board, President
Howard B. Witt                                      and Chief Executive Officer

  /s/ John P.  Driscoll                                 Director
John P. Driscoll

  /s/ Anthony Grillo                                    Director
Anthony Grillo

  /s/ Bruce A. Karsh                                    Director
Bruce A. Karsh


 /s/ John E. Major                                      Director
John  E. Major


  /s/ John J. Nevin                                     Director
John J. Nevin

  /s/ Philip G. Franklin                             Vice President, Treasurer
Philip G. Franklin                                  and Chief Financial Officer
                                                   (Principal Financial Officer)






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

3.2        Bylaws

b)4.1 Second amended restated bank credit agreement among Littelfuse, Inc., as borrower, the lenders named therein and the First National Bank of Chicago, as agent, dated as of September 1, 1998.

4.2        Registration Rights Agreement, dated as of December 27, 1991, between
           Littelfuse, Inc. and The Toronto-Dominion Bank Trust Company, as agent.

4.3        Warrant Agreement, dated as of December 27, 1991, between Littelfuse,
           Inc., and LaSalle National Trust, N.A., as warrant agent, together with form of Warrant. (filed as exhibit 4.3A to the Company's Form
           10-Q for the quarterly  period ended June 28, 1997 (1934 Act File No.
           -20388) and incorporated herein by reference), as amended.

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

4.10 Littelfuse  Rights Plan Agreement,  dated as of December 15, 1995,  between
     Littelfuse,  Inc. and LaSalle National Bank, as Rights Agent, together with
     Exhibits thereto, as amended.

b)4.11 Note Purchase Agreement dated as of September 1, 1998, relating to $60,000,000 principal amount of Littelfuse, Inc. 6.16% Senior Notes due
     September 1, 2005.

10.1 Lease Agreement (with option to purchase), dated December 27, 1991, between
     Littelfuse, Inc. and Westmark Systems, Inc.

10.3 Patent License Agreement,  dated as of July 28, 1995,  between  Littelfuse,
     Inc. and Pacific  Engineering  Company,  Ltd.(filed  as exhibit 10.3 to the
     Company's Form 10K for the year ended December 28, 1996)

10.4 MINI(R) and MAXITM License  Agreement,  dated as of June 21, 1989,  between
     Littelfuse, Inc. and Cooper Industries, Inc.

10.5 Patent License Agreement,  dated as of January 1, 1987, between Littelfuse,
     Inc. and Cooper Industries, Inc.

10.6 1993 Stock Plan for Employees and Directors of Littelfuse, Inc., as amended
     d)

10.7 Littelfuse, Inc. Supplemental Executive Retirement Plan.d)

b)10.8 Littelfuse Deferred Compensation Plan for Non-employee Directors, as amended.d)




                                                                                                      Sequentialc)
                                                                                                   Page Number

Number                           Description of Exhibit a)


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

10.10  Employment  Agreement  dated as of September  1, 1996  between  Littelfuse,
       Inc. and Howard B. Witt. d)

10.11   Change  of  Control  Employment  Agreement  dated as of  September  1, 1996 between Littelfuse, Inc. and Howard B. Witt. d)

10.12   Form of change of Control  Employment  Agreement  dated as of  September 1,
        1996 between Littelfuse, Inc. and Messrs. Anderson, Audino, Barron, Krueger
        and Turner. d)

b)10.13 Form of change of Control Employment Agreement dated as of January 4, 1999 between Littelfuse, Inc. and Mr. Franklin. d)

b)13.1 Portions of Littelfuse Annual Report to Stockholders for the fiscal year ended January 2, 1999.

b)22.1  Subsidiaries.

b)23.1  Consent of Independent Auditors.



                                                           Exhibit 22.1

                                                           SUBSIDIARIES

Littelfuse, S.A. de C.V.
Littelfuse FSC
Littelfuse Do Brazil

Littelfuse, B.V.
Littelfuse, A.G.
Littelfuse Limited

Littelfuse Far East Pte Ltd.
Littelfuse HK Limited
Littelfuse Holdings Pte Ltd.
Suzhou Littelfuse OVS Ltd.
Littelfuse KK
Littelfuse Triad Inc.
Littelfuse Phils Inc.