Form 10-Q
period 1999-04-03
LITTELFUSE INC /DE
filed 1999-05-18
CIK 889331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

          X    QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY - PERIOD ENDED April 3, 1999 OR

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

         As of April 3, 1999, 19,471,420 shares of common stock, $.01 par value, of the Registrant and warrants to purchase 2,474,615 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   PAGE
Item 1.  Financial Statements

Consolidated Condensed Statements of Income for the period ended April 3,
1999 and April 4, 1998 (unaudited).........................................1

Consolidated Condensed Balance Sheets for the period ended April 3, 1999
(unaudited) and April 4, 1998............................................. 2

Consolidated  Condensed  Statements  of Cash Flows for the period ended
April 3, 1999 and April 4, 1998 (unaudited)............................... 3

Notes to the Consolidated Financial Statements ........................... 4


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations .................. 6


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ................................. 9





                                             CONSOLIDATED CONDENSED
                                              STATEMENTS OF INCOME
                                      (In thousands, except per share data)
                                                   (unaudited)
                                                                                          For the Three
                                                                                          Months Ended
                                                                                    April 3,         April 4,
                                                                                      1999             1998

Net sales                                                                               $ 68,971         $ 69,331

Cost of sales                                                                            43,184           42,739
                                                                                     --------------- --------------

Gross profit                                                                              25,787           26,592

Selling, general and administrative  expenses                                             12,596           13,362

Research and development expenses                                                          2,387            2,171

Amortization of intangibles                                                               1,742            1,888
                                                                                     ---------------- ---------------

Operating income                                                                           9,062            9,171

Interest expense                                                                           1,342
                                                                                                              843
Other (income) /expense                                                                    (382)              636

Income before income taxes                                                                 8,102            7,692

Income taxes                                                                               3,079            1,866

Net income                                                                             $   5,023         $  5,826
                                                                                     ================   ============


Net income per share                  - Basic                                          $   0.25         $   0.29
                                                                                     ================   ============
                                      - Diluted                                        $   0.23         $   0.25
                                                                                     ================   ============


Weighted-average shares
and equivalent shares outstanding
                                    - Basic                                              19,806           20,187
                                                                                     ===============    ===========
                                    - Diluted                                            21,913           23,611
                                                                                     ===============    ===========



                                                  CONSOLIDATED CONDENSED
                                                      BALANCE SHEETS
                                                        (In thousands)
                                                         (unaudited)
                                                                                   April 3,                   January 2,
                                                                                     1999                        1999
                                                                              --------------------          ---------------

ASSETS
Cash and cash equivalents                                                              $   17,446                 $ 27,961

Receivables                                                                                47,020                   41,382

Inventories                                                                                36,405                   36,209

Other current assets                                                                                                5,546
                                                                                           6,192

Total current assets                                                                      107,063                  111,098

Property, plant, and equipment, net                                                        78,142                   77,788

Reorganization value, net                                                                  36,946                   37,814

Other intangible assets, net                                                               21,266                   22,149

Other assets                                                                               1,677                    1,695
                                                                                     -------------               -------------

                                                                                      $  245,094                 $250,544
                                                                                     =============               =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                                                       52,828                   51,967

Long-term debt                                                                            69,909                   70,061

Deferred liabilities                                                                       3,952                    3,951

Other long-term liabilities                                                                   39                       41

Shareholders' Equity                                                                     118,366                  124,524
                                                                                     --------------              ------------

                                                                                      $  245,094                 $250,544
                                                                                     ==============              ============





                                               CONSOLIDATED CONDENSED
                                              STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (unaudited)
                                                                                             For the Three
                                                                                              Months Ended
                                                                                       April 3,          April 4,
                                                                                         1999              1998
Operating activities:
Net income                                                                                  $  5,023         $  5,826
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                                                             4,268            3,324
      Amortization                                                                             1,742            1,888
  Changes in operating assets and liabilities:
      Accounts receivable                                                                    (6,409)          (5,389)
      Inventories                                                                              (682)            1,017
      Accounts payable and accrued expenses                                                    1,398              668
      Other, net                                                                               (836)            (409)
                                                                                     ----------------    --------------
Net cash provided by operating activities                                                      4,504            6,925

Cash used in investing activities:
  Purchases of property, plant, and
    equipment, net                                                                           (5,003)          (5,713)
                                                                                     ---------------     --------------
                                                                                             (5,003)          (5,713)

Cash provided by (used in) financing activities:
   Payments of long-term debt, net                                                             (121)          (4,939)
   Proceeds from exercise of stock options and warrants                                          68            4,705
   Purchase of common stock and warrants                                                     (9,833)          (1,639)
                                                                                     ---------------     --------------
                                                                                             (9,886)          (1,873)

Effect of exchange rate changes on cash                                                        (130)             (51)
                                                                                     ---------------     --------------

Decrease in cash and cash equivalents                                                       (10,515)            (712)

Cash and cash equivalents at
 beginning of period                                                                         27,961              755

Cash and cash equivalents at end of period                                                 $ 17,446          $    43
                                                                                     ===============     ==============


              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

                                  April 3, 1999

1.  Basis of Presentation

Littelfuse, Inc. and its subsidiaries ("Littelfuse" or the "Company") are the successors in interest to the components business previously conducted by subsidiaries of Tracor Holdings, Inc. ("Predecessor"). The Company acquired its business as a result of the Predecessor's reorganization activities concluded on December 27, 1991.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period ended April 3, 1999, are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

2. Inventories

The components of inventories are as follows (in thousands):

                                                                        April 3,            January 2,
                                                                          1999                 1999

                                    Raw material                        $ 10,175              $ 9,800
                                    Work in process                        7,074                5,338
                                    Finished goods                        19,156               21,071
                                                                         -------               ------
                                      Total                             $ 36,405              $36,209
                                                                        ========              ========



3. Per Share Data

Net income per share amounts for the three months ended April 3, 1999, and April 4, 1998, are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):



                                                                  Three months ended
                                                                April 3,            April 4,
                                                                   1999               1998
                                                                  -----              -----

Average shares outstanding                                        19,806             20,187

Net effect of dilutive stock options,
warrants and restricted shares
         - Basic                                                      -                   -
                                                                  ----------         ----------
         - Diluted                                                 2,107              3,424
                                                                  ------              -----

Average shares outstanding
         - Basic                                                 19,806             20,187
                                                                 ======             ======
         - Diluted                                               21,913             23,611
                                                                 ======             ======

Net income                                                      $ 5,023            $ 5,826
                                                                =======            =======

Net income per share
       - Basic                                                  $     .25          $     .29
                                                                =========          =========
       - Diluted                                                $     .23          $     .25
                                                                =========          =========


4. Comprehensive Income

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," total comprehensive income for the three months ended April 3, 1999, and April 4, 1998, was approximately $3.6 million and $6.1 million, respectively. The adjustment for comprehensive income is related to the Company's foreign currency translation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales decreased 1 % to $69.0 million in the first quarter this year compared to $69.3 million in the first quarter of 1998. Gross margin was 37.4 % this year compared to 38.4 % in the same period of the prior year. Operating income decreased to 13.1 % of sales in the first quarter of 1999 compared to 13.2 % in the prior year. Net income decreased 14 % to $5.0 million in the first quarter this year compared to $5.8 million in the first quarter of last year and diluted earnings per share decreased 8 % to $0.23 in the first quarter this year compared to $0.25 per diluted share in the same quarter last year.

First quarter 1999 sales declined $0.3 million compared to the same quarter in the prior year. Lower domestic electronic and automotive sales resulted in a decline in North America sales of 10 %. Sales grew 16 % in constant currency and 20 % in dollars in Europe due primarily to strong automotive sales. Increased Korean electronics sales contributed to a 10 % sales increase in the
Asia-Pacific region. In constant currency, sales increased 4 % in the Asia-Pacific region.

Electronic sales declined to $33.2 million in the first quarter of 1999 from $34.5 million in the same quarter of last year for a decrease of $1.3 million or 4 %. Decreased domestic electronic demand, particularly in the distribution channel, was partially offset by increased Korean electronic sales. Automotive sales grew to $26.3 million in the first quarter 1999 from $25.0 million the same quarter last year for an increase of $1.3 million or 5 %. Automotive sales increases were led by strong European demand, partially offset by lower domestic automotive sales due to the continued phase-out of electro-mechanical products and the delayed rollout of new automotive aftermarket products. Power fuse sales declined to $9.5 million in the first quarter 1999 from $9.8 million the same quarter last year for a decrease of $0.3 million or 3 %.

Gross profit was $25.8 million or 37.4 % of sales for the first quarter of 1999 compared to $26.6 million or 38.4 % in the same quarter last year, as lower average selling prices were offset by the effects of worldwide cost reduction programs.

Operating expenses were $15.0 million or 21.7 % of sales for the first quarter 1999, compared to $15.5 million or 22.4 % of sales for the same quarter in the prior year, reflecting the Company's expense control efforts. The amortization of the reorganization value and other intangibles was 2.5 % of sales for the first quarter of 1999, compared to 2.7 % of sales in the first quarter of 1998. Total operating expenses, including intangibles amortization, were 24.2 % of sales in the first quarter 1999 compared to 25.1 % for the same quarter last year.

Operating income was $9.1 million or 13.1 % of sales for the first quarter 1999 compared to $9.2 million or 13.2 % of sales for the same quarter of last year.

Interest expense was $1.3 million in the first quarter of this year compared to $0.8 million in the first quarter last year reflecting higher debt levels. Other income was $0.4 million for the first quarter of 1999 compared to $0.6 million of other expense in the first quarter of the prior year. Included in other expense in 1998 was a $0.8 million charge related to consolidation of the Company's Korean operations.

Income before income taxes was $8.1 million for the first quarter 1999 compared to $7.7 million for the first quarter of 1998. Income taxes were $3.1 million with an effective tax rate of 38 % for the first quarter 1999 compared to $1.9 million with an effective tax rate of 24 % in the first quarter of last year. The first quarter of 1998 income tax expense was favorably impacted by a one-time benefit related to the consolidation of the Company's Korean operations.

Net income for the first quarter 1999 was $5.0 million or $0.23 per diluted share compared to $5.8 million or $0.25 per diluted share for the same quarter of last year.


Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 1999 year with $28.0 million of cash. Net cash provided by operations was $4.5 million for the first three months. Cash used to invest in property, plant and equipment was $5.0 million. Cash used to repay long term debt and to repurchase stock was $10.0 million. In addition, proceeds from warrant and stock option exercises were $0.1 million, resulting in net financing activities use of cash of $9.9 million. The net of cash provided, less investing activities and financing activities, resulted in a decrease in cash of $10.5 million. This left the Company with a cash balance of approximately $17.4 million at April 3, 1999.

The ratio of current assets to current liabilities was 2.0 to 1 at the end of the first quarter 1999 compared to 2.1 to 1 at year end 1998 and 1.7 to 1 at the end of the first quarter 1998. The days sales in receivables was approximately 59 days at the end of the first quarter 1999 compared to 62 days at year end 1998 and 55 days at first quarter end 1998. The days inventory outstanding was approximately 77 days at first quarter end 1999 compared to 81 days at year end 1998 and first quarter end 1998.

The Company's capital expenditures were $5.0 million for the first quarter 1998. The Company expects that capital expenditures, which will be primarily for new machinery, equipment and information systems, will be approximately $20-22 million in 1999.

The long-term debt at the end of the first quarter 1999 consisted of four types totaling $85.2 million. They are as follows: (1) private placement notes totaling $78.0 million, (2) foreign revolver borrowings totaling $3.9 million,
(3) notes payable relating to mortgages totaling $0.6 million, and (4) other long-term debt, including capital leases, totaling $2.7 million. These four items include $15.3 million of senior notes, tax notes and mortgage notes, which are considered to be current. This leaves net long-term debt totaling $69.9 million at April 3, 1999. The private placement notes carry interest rates of 6.31% and 6.16%. The Company has in place a $55.0 million revolving credit facility, none of which was drawn on April 3, 1999. The Company also has a $8.0 million letter of credit facility, of which approximately $1.9 million was being used at April 3, 1998


Year 2000

The Company utilizes software, hardware and related computer technologies essential to its operations that use two digits rather than four to specify the applicable year, which could result in a date recognition problem with the transition to the year 2000. The Company presently believes that with modifications or replacements of existing software and certain hardware, date recognition problems associated with the year 2000 can be mitigated. However, if such modifications and replacement are not made, or are not completed timely, the year 2000 transition could have a material adverse effect on the company's consolidated results of operations.

To date, the Company has fully completed its assessment of all mission-critical systems. Assessments of other systems, including operating equipment systems, which could be significantly affected by the year 2000 are underway. The completed assessments have indicated that most of the Company's significant information technology systems could be affected, particularly the order entry, billing, and inventory systems. In addition, the Company has gathered information about the year 2000 compliance status of its significant customers, suppliers and subcontractors and continues to monitor their compliance.

As of April 3, 1999, the Company had completed approximately 65% of the remediation phase for its information technology, operating equipment systems and external interface exposures. All remediated systems are expected to be fully tested and implemented by June 30, 1999.

The Company has queried its significant suppliers and subcontractors, none of which share information systems with the Company ("external agents"). To date, the Company is not aware of any external agent with a year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be year 2000 ready. The inability of external agents to complete their year 2000 resolution process in a timely fashion could materially impact the Company.

The Company will utilize both internal and external resources to reprogram or replace, test, and implement the software, operating equipment and external interfaces for year 2000 modifications. The total cost of projects that relate to year 2000 compliance is estimated at $12.0 million and is being funded through operating cash flows. Through January 2, 1999, the Company has incurred costs totaling approximately $6.8 million, $0.7 of which has been expensed and $6.1 of which has been capitalized, related to all phases of the year 2000 project.

Management of the company believes it has an effective program in place to become year 2000 compliant in a timely manner. As noted above, the company has not yet completed all necessary phases of the year 2000 program. In the event that the company does not complete any additional phases, the company would be unable to use its electronic systems to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from year 2000 issues could also materially adversely affect the company. The company could be subject to litigation for computer systems failure, for example, equipment shutdown or failure to properly date business records.

The company currently has no contingency plans in place in the event it does not complete all phases of the year 2000 program. The company has evaluated the need for a contingency plan and does not believe that it is necessary to prepare such a plan at this time due to the successful completion of remediation phase milestones.

The company believes that the foregoing statements are in conformity with the Year 2000 Information and Readiness Disclosure Act (Public Law 105-271, 112 Stat. 2386), and all of the foregoing statements are designated as Year 2000 Readiness Disclosures thereunder. The protection of this act does not apply to federal securities fraud.


Business Segment Information

The Company designs, manufactures, and sells circuit protection devices throughout the world. The Company has three reportable geographic segments: The Americas, Europe and Asia-Pacific. The circuit protection market in these geographical segments is categorized into three major product areas: electronic, automotive and power fuses.

The Company evaluates the performance of each geographic segment based on its net income or loss. The Company also accounts for intersegment sales as if the sales were to third parties.

The Company's reportable segments are the business units where the revenue is earned and expenses are incurred. The Company has subsidiaries in The Americas, Europe, and Asia-Pacific where each region is measured based on its sales and operating income or loss.

Information concerning the operations in these geographic segments for the period ended April 3, 1999 and April 4, 1998, is as follows (in thousands):




Revenues                          April 3,     April 4,
                                    1999         1998

The Americas                          39,047       43,503
Europe                                13,836       11,086
Asia-Pacific                          16,088       14,742
                                      ------       ------
Combined Total                        68,971       69,331
Corporate
Reconciliation
Consolidated Total                    68,971       69,331
                                      ======       ======



Intersegment Revenues              April 3,    April 4, 1998
                                     1999

The Americas                            8,085           7,474
Europe                                  2,656           3,281
Asia-Pacific                              773              51
                                          ---              --
Combined Total                         11,514          10,806
Corporate
Reconciliation                       (11,514)        (10,806)
Consolidated Total                          0               0
                                            =               =


Interest Expense                  April 3,     April 4,
                                    1999         1998

The Americas                           1,281          812
Europe                                     0            4
Asia-Pacific                              61           27
                                          --           --
Combined Total                         1,342          843
Corporate
Reconciliation
Consolidated Total                     1,342          843
                                       =====          ===


Depreciation and Amortization     April 3,     April 4,
                                    1999         1998

The Americas                           2,527        1,803
Europe                                   330          285
Asia-Pacific                             899          916
                                         ---          ---
Combined Total                         3,756        3,004
Corporate                              2,254        2,208
                                       -----        -----
Reconciliation
Consolidated Total                     6,010        5,212
                                       =====        =====


Other income (loss)               April 3,     April 4,
                                    1999         1998

The Americas                             291         (76)
Europe                                   111           45
Asia-Pacific                            (20)        (605)
                                        ----        -----
Combined Total                           382        (636)
Corporate
Reconciliation
Consolidated Total                       382        (636)
                                         ===        =====


Income Tax Expense                April 3,     April 4,
                                    1999         1998

The Americas                             891          598
Europe                                 1,319          977
Asia-Pacific                             869          291
                                         ---          ---
Combined Total                         3,079        1,866
Corporate
Reconciliation
Consolidated Total                     3,079        1,866
                                       =====        =====


Net Income                        April 3,     April 4,
                                    1999         1998

The Americas                           3,960        6,013
Europe                                 2,362        2,151
Asia-Pacific                             955        (130)
                                         ---        -----
Combined Total                         7,277        8,034
Corporate                            (2,254)      (2,208)
                                     -------      -------
Reconciliation
Consolidated Total                     5,023        5,826
                                       =====        =====


Revenues                        April 3, 1999  April 4, 1998

Electronic                             33,198         34,605
Automotive                             26,287         25,220
Power                                   9,486          9,506
                                        -----          -----
Consolidated Total                     68,971         69,331
                                       ======         ======

Revenues from no single customer of the Company amount to 10% or more for the quarter ended April 3, 1999.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

The preceding commentary presents management's discussion and analysis of the Company's financial condition and results of operations for the periods presented. Certain of the statements included above, including those regarding future financial performance or results or those that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Exchange Act of 1934, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumption, including, but not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development and patent protection, commercialization and technological difficulties, capacity and supply constraints or difficulties, actual purchases under agreements, the effect of the Company's accounting policies, and other factors discussed above and in the Company's Annual Report on Form 10-K for the year ended January 2, 1999. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This review should be read in conjunction with information provided in the financial statements appearing in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.



PART II - OTHER INFORMATION


Item 6:           Exhibits and Reports on Form 8-K

                  (a)   Exhibit                      Description

                        Exhibit No. 27         Financial Data Schedule

                        Exhibit No. 10.1       1993 Stock Plan for Employees
                                               and Directors of Littelfuse,Inc.,
                                               as amended

(b) There were no reports on Form 8-K during the quarter ended April 3, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended April 3, 1999, to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Littelfuse, Inc.


Date:  May 18, 1999                           By  /s/ Philip G. Franklin
                                                --------------------------------
                                                      Philip  G.  Franklin  Vice
                                                     President,  Treasurer,  and
                                                     Chief Financial Officer (As
                                                     duly authorized officer and
                                                     as the principal  financial
                                                     and accounting officer)

                                                           EXHIBIT 10.1


                 1993 STOCK PLAN FOR EMPLOYEES AND DIRECTORS OF
                                LITTELFUSE, INC.

     1. Purpose. Littelfuse, Inc. (the "Corporation") desires to attract and retain Employees and directors of outstanding talent. The 1993 Stock Plan for Employees and Directors of Littelfuse, Inc. (the "Plan") affords eligible Employees and directors the opportunity to acquire proprietary interests in the Corporation and thereby encourages their highest levels of performance and interest.

          2.    Scope and Duration.

          a.   Awards under the Plan may be granted in the following forms:

                            (1) incentive stock options ("incentive stock options"), as provided in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified stock options ("non-qualified options"; the term "options" includes incentive stock options and non-qualified options);

                         (2)  shares of  Common  Stock of the  Corporation  (the
                    "Common   Stock")  which  are   restricted  as  provided  in
                    paragraph 10. ("restricted shares"); or

                         (3) rights to acquire  shares of Common Stock which are
                    restricted  as  provided  in  paragraph   10.   ("units"  or
                    "restricted units").

         Options may be accompanied by stock appreciation rights ("rights").

                    b. The maximum aggregate number of shares of Common Stock as to which awards of options, restricted shares, units, or rights may be made from time to time under the Plan is 1,800,000 shares. Shares issued pursuant to this Plan may be in whole or in part, as the Board of Directors of the Corporation (the "Board of Directors") shall from time to time determine, authorized but unissued shares or issued shares reacquired by the Corporation. The maximum aggregate number of shares of Common Stock as to which awards of options, restricted shares, units, or rights may be made to any one individual during any calendar year shall be 100,000. If for any reason any shares as to which an option has been granted cease to be subject to purchase thereunder or any restricted shares or restricted units are forfeited to the Corporation, or to the extent that any awards under the Plan denominated in shares or units are paid or settled in cash or are surrendered upon the exercise of an option, then (unless the Plan shall have been terminated) such shares or units, and any shares surrendered to the Corporation upon such exercise, shall become available for subsequent awards under the Plan; provided, however, that shares surrendered by the Corporation upon the exercise of an incentive stock option and shares subject to an incentive stock option surrendered upon the exercise of a right shall not be available for subsequent award of additional stock options under the Plan.

                    c. No  incentive  stock  option  shall be granted  hereunder after February 11, 2003.

          3.    Administration.

                    a. The Plan shall be administered by the Stock Option Committee or any successor thereto of the Board of Directors of the Corporation or by such other committee (the "Committee") as shall be determined by the Board of Directors. The Committee shall consist of not less than two members of the Board of Directors, each of whom shall qualify as a "disinterested person" to administer the Plan as contemplated by Rule 16b-3, as amended, or other applicable rules under
         Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

                    b. The Committee shall have plenary authority in its sole discretion, subject to and not inconsistent with the express provisions of this Plan:

                            (1) to grant  options,  to  determine  the  purchase
                  price of the Common Stock covered by each option, the term of each option, the persons to whom, and the time or times at which, options shall be granted and the number of shares to be covered by each option;

                            (2) to designate  options as incentive stock options
                  or non-qualified options and to determine which options shall be accompanied by rights;

                            (3) to grant  rights and to  determine  the purchase
                  price of the Common Stock covered by each right or related option, the term of each right or related option, the Employees and Eligible Directors (as such terms are defined below) to whom, and the time or times at which, rights or related options shall be granted and the number of shares to be covered by each right or related option;

                            (4) to grant restricted  shares and restricted units
                  and to determine the term of the Restricted Period (as defined in paragraph 10.) and other conditions applicable to such shares or units, the Employees to whom, and the time or times at which, restricted shares or restricted units shall be granted and the number of shares or units to be covered by each grant;

                    (5)  to interpret the Plan;

                    (6) to prescribe, amend and rescind rules and regulations relating to the Plan;

                    (7) to determine the terms and provisions of the option and rights agreements (which need not be identical) and the restricted share and restricted unit agreements (which need not be identical) entered into in connection with awards under the Plan;

               and  to  make  all  other  determinations   deemed  necessary  or
               advisable for the administration of the Plan.

                  Without  limiting  the  foregoing,  the  Committee  shall have
         plenary  authority  in  its  sole  discretion,   subject  to,  and  not
         inconsistent with, the express provisions of the Plan, to:

                    (1)  select    Participants    (as   defined    below)   for
                         participation in the Plan;

                    (2) determine the timing, price, and amount of any grant or award under the Plan to any Participant; and

                    (3)  either

                                     (a)  determine the form in which payment of
                           any right granted or awarded under the Plan will be made (i.e., cash, securities, or any combination thereof), or

                                     (b) approve the election of the Participant
                           to receive cash in whole or in part in settlement of any right granted or awarded under the Plan.

                  As used in the Plan, the following terms shall have the following meanings: the term "Littelfuse Officer" shall mean an officer (other than an assistant officer) of the Corporation or any of its Subsidiaries and any other person who may be designated as any executive officer by the Board of Directors of the Corporation; the term "Participant" shall mean an Employee or Eligible Director; the term "Employee" shall mean a full-time, non-union, salaried employee of the Corporation or any of its Subsidiaries; the term "Eligible Director" shall mean any individual who is a member of the Board of Directors of the Corporation who is not then an Employee or a beneficial owner, either directly or indirectly, of more than ten percent (10%) of the Common Stock of the Corporation; and the term "Subsidiaries" shall mean all corporations in which the Corporation owns, directly or indirectly, more than fifty percent (50%) of the total voting power of all classes of stock.

                    c. The Committee may delegate to one or more of its members or to one or more agents such administrative duties as it may deem advisable, and the Committee or any person to whom it has delegated duties as aforesaid may employ one or more persons to render advice with respect to any responsibility the Committee or such person may have under the Plan; provided, that the Committee may not delegate any duties to a member of the Board of Directors who, if elected to serve on the Committee, would not qualify as a "disinterested person" to administer the Plan as contemplated by Rule 16b-3, as amended, or other applicable rules under the Exchange Act. The Committee may employ attorneys, consultants, accountants, or other persons, and the Committee, the Corporation, its Subsidiaries, and their respective officers and directors shall be entitled to rely upon the advice, opinions or valuations of any such persons. All actions taken and all interpretations and determinations made by the Committee in good faith shall be final and binding upon all Participants, the Corporation, its Subsidiaries, and all other interested persons. No member or agent of the Committee shall be personally liable for any action, determination, or interpretation made in good faith with respect to the Plan or awards made hereunder, and all members and agents of the Committee shall be fully protected by the Corporation in respect of any such action, determination, or interpretation.

          4.    Eligibility; Factors to Be Considered in Making Awards.

                    a. Persons eligible to participate in this Plan shall include all Employees of the Corporation and all Eligible Directors; provided, however, that Eligible Directors shall only be eligible to receive grants of options pursuant to subparagraph 4.e.

                    b. In determining the Employees to whom awards shall be granted and the number of shares or units to be covered by each award, the Committee shall take into account the nature of the Employee's duties, his or her present and potential contributions to the success of the Corporation or any of its Subsidiaries and such other factors as it shall deem relevant in connection with accomplishing the purposes of the Plan.

                    c. Awards may be granted singly, in combination, or in tandem and may be made in combination or in tandem with or in replacement of, or as alternatives to, awards or grants under any other employee plan maintained by the Corporation or any of its Subsidiaries. An award made in the form of a unit or a right may provide, in the discretion of the Committee, for

                            (1) the  crediting to the account of, or the current
                  payment to, each Employee who has such an award of an amount equal to the cash dividends and stock dividends paid by the Corporation upon one share of Common Stock for each restricted unit or share of Common Stock subject to a right included in such award ("Dividend Equivalents"), or

                            (2) the deemed reinvestment of such Dividend Equivalents and stock dividends in shares of Common Stock, which deemed reinvestment shall be deemed to be made in accordance with the provisions of paragraph 10., and credited to the Employee's account ("Additional Deemed Shares").

         Such Additional Deemed Shares shall be subject to the same restrictions (including but not limited to provisions regarding forfeitures) applicable with respect to the unit or right with respect to which such credit is made. Dividend Equivalents not deemed reinvested as stock dividends shall not be subject to forfeiture, and may bear amounts equivalent to interest or cash dividends as the Committee may determine.

                    d. The Committee,  in its sole  discretion,  may grant to an
         Employee who has been granted an award under the Plan or any other employee plan maintained by the Corporation or any of its Subsidiaries, or any successor thereto, in exchange for the surrender and cancellation of such award, a new award in the same or a different form and containing such terms, including, without limitation, a price which is different (either higher or lower) than any price provided in the award so surrendered and cancelled, as the Committee may deem appropriate.

                    e. Each Eligible Director shall be automatically granted a non-qualified option to purchase 2,000 shares of Common Stock, which option shall be granted on the effective date of the Plan (hereinafter referred to as the "Initial Eligible Director Stock Options"). "Commencing in 1995, each Eligible Director shall be automatically granted a  non-qualified  option  to  purchase  2,200  shares of Common
         Stock, commencing in 1997, each Eligible Director shall be automatically granted a non-qualified option to purchase 2,500 shares of Common Stock, and commencing in 1998, each Eligible Director shall be automatically granted a non-qualified option to purchase 5,000 shares of Common Stock, which option shall be granted on the date of the first meeting of the Board of Directors of the Corporation following each annual meeting of the stockholders of the Corporation (hereinafter sometimes referred to as the "Annual Eligible Director Stock Options" and sometimes, together with the Initial Eligible Director Stock Options, as the "Eligible Director Stock Options")." The number of Annual Eligible Director Stock Options to be granted as of the date of any such meeting of the Board of Directors shall be proportionately adjusted to reflect any stock splits, stock dividends, recapitalizations or similar transactions causing an increase or decrease in the number of issued and outstanding shares of Common Stock which have occurred since the date of the most recent grant of Annual Eligible Director Stock Options. Any Eligible Director may waive his or her right to be granted Eligible Director Stock Options. In the event that the granting of any Annual Eligible Director Stock Options would cause the 1,800,000 share limitation contained in Section 2.b. hereof to be exceeded (after taking into account any waivers by Eligible Directors to accept some or all of the Annual Eligible Director Stock Options to which he or she would otherwise be entitled), the total number of Annual Eligible Director Stock Options then to be granted shall be reduced to a number which would cause said 1,800,000 share limitation not to be exceeded and the amount of non-qualified options to be granted to each Eligible Director who has not waived his or her right to receive Annual Eligible Director Stock Options shall be proportionately reduced. The purchase price for the Common Stock covered by each Eligible Director Stock Option shall be the fair market value (as defined below) of the Common Stock on the date the Eligible Director Stock Option is granted, payable at the time and in the manner provided in Section 5.b. below. Each Eligible Director Stock Option granted to an Eligible Director shall be exercisable as follows: with respect to twenty-percent (20%) of the Common Stock covered thereby during the ten (10) year period commencing one (1) year following the date of grant; with respect to an additional twenty percent (20%) of the Common Stock covered thereby during the ten (10) year period commencing two (2) years following the date of grant; with respect to an additional twenty percent (20%) of the Common Stock covered thereby during the ten (10) year period commencing three (3) years following the date of grant; with respect to an additional twenty percent (20%) of the Common Stock covered thereby during the ten (10) year period commencing four (4) years following the date of grant; and with respect to the remaining twenty percent (20%) of the Common Stock covered thereby during the ten (10) year period commencing five (5) years following the date of grant. The foregoing formula can only be amended to the extent permitted by Rule 16b-3, as amended, under the Exchange Act.

          5.    Option Price.

                    a. The purchase price of the Common Stock covered by each option awarded to an Employee shall be determined by the Committee; provided, however, that in the case of incentive stock options, the purchase price shall not be less than 100% of the fair market value of the Common Stock on the date the option is granted. Fair market value shall mean,

                            (1) if the Common Stock is duly listed on a national
                  securities exchange or on the National Association of Securities Dealers Automatic Quotation System/National Market System ("NASDAQ") ("Duly Listed"), the closing price of the Common Stock for the date on which the option is granted, or, if there are no sales on such date, on the next preceding day on which there were sales, or

                            (2) if the Common Stock is not Duly Listed, the fair
                  market value of the Common Stock for the date on which the option is granted, as determined by the Committee in good faith. Such price shall be subject to adjustment as provided in paragraph 13.

         The price so determined shall also be applicable in connection with the exercise of any related right.

                    b. The purchase price of the shares as to which an option is exercised shall be paid in full at the time of exercise; payment may be made in cash, which may be paid by check or other instrument acceptable to the Corporation, or, if permitted by the Committee, in shares of the Common Stock, valued at the closing price of the Common Stock as reported on either a national securities exchange or NASDAQ for the date of exercise, or if there were no sales on such date, on the next preceding day on which there were sales (or, if the Common Stock is not Duly Listed, the fair market value of the Common Stock on the date of exercise, as determined by the Committee in good faith), or, if permitted by the Committee and subject to such terms and conditions as it may determine, by surrender of outstanding awards under the Plan. In addition, the Participant shall pay any amount necessary to satisfy applicable federal, state, or local tax requirements promptly upon notification of the amount due. The Committee may permit such amount to be paid in shares of Common Stock previously owned by the Participant, or a portion of the shares of Common Stock that otherwise would be distributed to such Participant upon exercise of the option, or a combination of cash and shares of such Common Stock.

          6. Term of Options. The term of each incentive stock option granted under the Plan shall be such period of time as the Committee shall determine, but not more than ten years from the date of grant, subject to earlier termination as provided in paragraphs 11. and 12. The term of each non-qualified option granted under the Plan to Employees shall be such period of time as the Committee shall determine, subject to earlier termination as provided in paragraphs 11. and 12.

          7.    Exercise of Options.

                    a. Each option shall become exercisable, in whole or in part, as the Committee shall determine; provided, however, that the Committee may also, in its discretion, accelerate the exercisability of any option in whole or in part at any time.

                    b. Subject to the provisions of the Plan and unless otherwise provided in the option agreement, an option granted under the Plan shall become exercisable in full at the earliest of the Participant's death, Eligible Retirement (as defined below), Total Disability, or a Change in Control (as defined in paragraph 12). For purposes of this Plan, the term "Eligible Retirement" shall mean (1) the date upon which an Employee, having attained an age of not less than sixty-two, terminates his employment with the Corporation and its Subsidiaries, provided that such Employee has been employed by the Corporation or any of its Subsidiaries or any corporation of which the Corporation or any of its Subsidiaries is the successor for a period of not less than five (5) years prior to such termination, or (2) the date upon which an Eligible Director, having attained the age of not less than sixty-two, terminates his service as a director of the Corporation.

                    c. An option may be exercised, at any time or from time to time (subject, in the case of an incentive stock option, to such restrictions as may be imposed by the Code), as to any or all full shares as to which the option has become exercisable; provided, however, that an option may not be exercised at any one time as to less than 100 shares or less than the number of shares as to which the option is then exercisable, if that number is less than 100 shares.

                    d. Subject to the provisions of paragraphs 11. and 12., in the case of incentive stock options, no option may be exercised at any time unless the holder thereof is then an Employee.

                    e. Upon the exercise of an option or portion thereof in accordance with the Plan, the option agreement and such rules and regulations as may be established by the Committee, the holder thereof shall have the rights of a shareholder with respect to the shares issued as a result of such exercise.

          8.    Award and Exercise of Rights.

                    a. A right may be awarded by the Committee in connection with any option granted under the Plan, either at the time the option is granted or thereafter at any time prior to the exercise, termination or expiration of the option ("tandem right"), or separately ("freestanding right"). Each tandem right shall be subject to the same terms and conditions as the related option and shall be exercisable only to the extent the option is exercisable. No right shall be exercisable for cash by a Littelfuse Officer within six (6) months from the date the right is awarded (and then, as to a tandem right, only to the extent the related option is exercisable) or, if the exercise price of the right is not fixed on the date of the award, within six (6) months from the date when the exercise price is so fixed, and in any case only when the Littelfuse Officer's election to receive cash in full or partial satisfaction of the right, as well as the Littelfuse Officer's exercise of the right for cash, is made during a Quarterly Window Period (as defined below); provided, that a right may be exercised by a Littelfuse Officer for cash outside a Quarterly Window Period if the date of exercise is automatic or has been fixed in advance under the Plan and is outside the Littelfuse Officer's control. The term "Quarterly Window Period" shall mean the period beginning on the third business day following the date of release of each of the Corporation's quarterly and annual summary statements of sales and earnings and ending on the twelfth business day following such release; and the date of any such release shall be deemed to be the date it either:

                    (1)  appears on a wire service,

                    (2)  appears on a financial news service,

                    (3)  appears in a newspaper of general circulation, or

                    (4) is otherwise made publicly available, for example, by press releases to a wire service, financial news service, or newspapers or general circulation.

                    b. A right shall entitle the Employee upon exercise in accordance with its terms (subject, in the case of a tandem right, to the surrender unexercised of the related option or any portion or portions thereof which the Employee from time to time determines to surrender for this purpose) to receive, subject to the provisions of the Plan and such rules and regulations as from time to time may be established by the Committee, a payment having an aggregate value equal to the product of

                            (1)     the excess of

               (a) the fair market value on the exercise date of one share of Common Stock over

               (b) the exercise price per share, in the case of a tandem right, or the price per share specified in the terms of the right, in the case of a freestanding right, multiplied by

                         (2) the  number of  shares  with  respect  to which the
                    right shall have been exercised.

               The payment may be made only in cash, subject to subparagraph 8.a. hereof.

                    c. The exercise price per share specified in a right shall be as determined by the Committee, provided that, in the case of a tandem right accompanying an incentive stock option, the exercise price shall be not less than fair market value of the Common Stock subject to such option on the date of grant.

                    d. If upon the exercise of a right the Employee is to receive a portion of the payment in shares of Common Stock, the number of shares shall be determined by dividing such portion by the fair market value of a share on the exercise date. The number of shares received may not exceed the number of shares covered by any option or portion thereof surrendered. Cash will be paid in lieu of any fractional share.

                    e. No payment will be required from an Employee upon exercise of a right, except that any amount necessary to satisfy applicable federal, state, or local tax requirements shall be withheld or paid promptly by the Employee upon notification of the amount due and prior to or concurrently with delivery of cash or a certificate representing shares. The Committee may permit such amount to be paid in shares of Common Stock previously owned by the Employee, or a portion of the shares of Common Stock that otherwise would be distributed to such Employee upon exercise of the right, or a combination of cash and shares of such Common Stock.

                    f. The fair market value of a share shall mean the closing price of the Common Stock as reported on either a national securities exchange or NASDAQ for the date of exercise, or if there are no sales on such date, on the next preceding day on which there were sales; provided, however, that in the case of rights that relate to an incentive stock option, the Committee may prescribe, by rules of general application, such other measure of fair market value as the Committee may in its discretion determine but not in excess of the maximum amount that would be permissible under Section 422 of the Code without disqualifying such option under Section 422.

                    g. Upon exercise of a tandem right, the number of shares subject to exercise under the related option shall automatically be reduced by the number of shares represented by the option or portion thereof surrendered.

                    h. A right related to an incentive stock option may only be exercised if the fair market value of a share of Common Stock on the exercise date exceeds the option price.

               9. Non-Transferability of Options, Rights, and Units; Holding Periods for Littelfuse Officers and Eligible Directors.

                    a. Options, rights, and units granted under the Plan shall not be transferable by the grantee thereof otherwise than by will or the laws of descent and distribution; provided, however, that

               (1) the designation of a beneficiary by a Participant shall not constitute a transfer, and

               (2) options and rights may be exercised during the lifetime of the Participant only by the Participant or, unless such exercise would disqualify an option as an incentive stock
                    option,   by   the    Participant's    guardian   or   legal
                    representative.

                    b. Notwithstanding anything contained in the Plan to the contrary,

                            (1) any shares of Common Stock awarded  hereunder to
                  a Littelfuse Officer may not be transferred or disposed of for at least six (6) months from the date of award thereof,

                            (2) any option,  right, or unit awarded hereunder to
                  a Littelfuse Officer or Eligible Director, or the shares of Common Stock into which any such option, right or unit is exercised or converted, may not be transferred or disposed of for at least six (6) months following the date of acquisition by the Littelfuse Officer or Eligible Director of such option, right, or unit, and

                            (3) the Committee  shall take no action whose effect
                  would cause a Littelfuse Officer or Eligible Director to be in violation of clause (1) or (2) above.

                    c. Notwithstanding the foregoing and anything else contained in the Plan to the contrary, up to 25% of the number of non-qualified options (said percentage to be calculated using as the nominator the sum of the amount of outstanding and unexercised non-qualified options proposed to be transferred plus the number of non-qualified options previously transferred by said Participant within the previous four years and using as the denominator the aggregate number of non-qualified options granted to said Participant within the previous four years) may be transferred (but only on a gift basis) by a Participant to an immediate family member of the Participant or a trust which has as beneficiaries at the time of transfer only the Participant and/or immediate family members of the Participant. As used herein, the term "immediate family members" shall mean the spouse of the Participant, children of the Participant and their spouses, grandchildren of the Participant and their spouses and great-grandchildren of the Participant and their spouses (hereinafter referred to as a "Permitted Transferee"). All transferred non-qualified options shall remain subject to all of the provisions of the Plan and any agreement between the Participant and the Corporation pertaining thereto, including, without limitation, all vesting, termination and forfeiture provisions, and the rights and obligations of a transferee with respect to a non-qualified option transferred thereto shall be determined pursuant to the provisions of the Plan and any such agreement as if the Participant remained the holder thereof. In no event shall any transferee of a transferred non-qualified option be entitled to transfer such non-qualified option except pursuant to the laws of descent and distribution. Any transfer of non-qualified options made pursuant to this subsection (c) must be made pursuant to legal documentation provided by the Corporation, which legal documentation may contain such terms and conditions as the Corporation, in its discretion, deems appropriate, and shall be subject to verification by the Corporation or its legal counsel that the proposed transferee is a Permitted Transferee. Notwithstanding the foregoing, the Committee, in its absolute discretion, may restrict or deny the transfer of non-qualified options with respect to one or more Participants. The provisions of this subsection (c) shall be deemed to override and control over any provisions in any Non-Qualified Stock Option Agreement between the Corporation and a Participant which is dated before January 1, 1998, to the extent such provisions would not allow a transfer of non-qualified options pursuant to the provisions of this subsection
         (c).

         10.    Award and Delivery of Restricted Shares or Restricted Units.

                    a. At the time an award of restricted shares or restricted units is made, the Committee shall establish a period of time (the "Restricted Period") applicable to such award. Each award of restricted shares or restricted units may have a different Restricted Period. The Committee may, in its sole discretion, at the time an award is made, prescribe conditions for the incremental lapse of restrictions during the Restricted Period and for the lapse or termination of restrictions upon the satisfaction of other conditions in addition to or other than the expiration of the Restricted Period with respect to all or any portion of the restricted shares or restricted units. Subject to paragraph 9., the Committee may also, in its sole discretion shorten, or terminate the Restricted Period, or waive any conditions for the lapse or termination of restrictions with respect to all or any portion of the restricted shares or restricted units. Notwithstanding the foregoing but subject to paragraph 9., all restrictions shall lapse or terminate with respect to all restricted shares or restricted units upon the earliest to occur of an Employee's Eligible Retirement, a Change in Control, death, or Total Disability.

                    b. (1)  Unless  such  shares  are  issued as  uncertificated shares pursuant to subparagraph 10.b.(2)(a) below, a stock certificate representing the number of restricted shares granted to an Employee shall be registered in the Employee's name but shall be held in custody by the Corporation or an agent therefor for the Employee's account. The Employee shall generally have the rights and privileges of a shareholder as to such restricted shares, including the right to vote such restricted shares, except that, subject to the provisions of paragraphs 11. and 12., the following restrictions shall apply:

                            (a) the  Employee  shall not be entitled to delivery
                  of the certificate until the expiration or termination of the Restricted Period and the satisfaction of any other conditions prescribed by the Committee;

                            (b) none of the restricted shares may be sold, transferred, assigned, pledged, or otherwise encumbered or disposed of during the Restricted Period and until the satisfaction of any other conditions prescribed by the Committee; and

                            (c) all of the restricted  shares shall be forfeited
                  and all rights of the Employee to such restricted shares shall terminate without further obligation on the part of the Corporation unless the Employee has remained an Employee until the expiration or termination of the Restricted Period and the satisfaction of any other conditions prescribed by the
                  Committee applicable to such restricted shares. At the discretion of the Committee,

                                     (i) cash and stock  dividends  with respect
                           to the restricted shares may be either currently paid or withheld by the Corporation for the Employee's account, and interest may be paid on the amount of cash dividends withheld at a rate and subject to such terms as determined by the Committee, or

                                    (ii) the Committee may require that all cash
                           dividends be applied to the purchase of additional shares of Common Stock, and such purchased shares, together with any stock dividends related to such restricted shares (such purchased shares and stock dividends are hereafter referred to as "Additional Restricted Shares") shall be treated as Additional Shares, subject to forfeiture on the same terms and conditions as the original grant of the restricted shares to the Employee.

               (2) The purchase of any such Additional Restricted Shares shall be made either

                            (a) through a dividend reinvestment plan that may be
                  established   by   the   Corporation   which   satisfies   the
                  requirements of Rule 16b-2 under the Exchange Act, in which event the price of such shares so purchased through the reinvestment of dividends shall be as determined in accordance with the provisions of that plan and no stock certificate representing such Additional Restricted Shares shall be in the Employee's name, or

                            (b) in accordance with such alternative procedure as
                  is determined by the Committee in which event the price of such purchased shares shall be

                                     (i) if the Common Stock is Duly Listed, the
                           closing price of the Common Stock as reported on either a national securities exchange or NASDAQ for the date on which such purchase is made, or if there were no sales on such date, the next preceding day on which there were sales, or

                                    (ii) if the Common Stock is not Duly Listed,
                           the fair market value of the Common Stock for the date on which such purchase is made, as determined by the Committee in good faith. In the event that the Committee shall not require reinvestment, cash, or stock dividends so withheld by the Committee shall not be subject to forfeiture. Upon the forfeiture of any restricted shares (including any Additional Restricted Shares), such forfeited shares shall be transferred to the Corporation without further action by the Employee. The Employee shall have the same rights and privileges, and be subject to the same restrictions, with respect to any shares received pursuant to paragraph 13.

                    c. Upon the expiration or termination of the Restricted Period and the satisfaction of any other conditions prescribed by the Committee or at such earlier time as provided for in paragraphs 11. and 12., the restrictions applicable to the restricted shares (including Additional Restricted Shares) shall lapse and a stock certificate for the number of restricted shares (including any Additional Restricted Shares) with respect to which the restrictions have lapsed shall be delivered, free of all such restrictions, except any that may be imposed by law, to the Employee or the Employee's beneficiary or estate, as the case may be. The Corporation shall not be required to deliver any fractional share of Common Stock but will pay, in lieu thereof, the fair market value (determined as of the date the restrictions lapse) of such fractional share to the Employee or the Employee's beneficiary or estate, as the case may be. No payment will be required from the Employee upon the issuance or delivery of any restricted shares, except that any amount necessary to satisfy applicable federal, state, or local tax requirements shall be withheld or paid promptly upon notification of the amount due and prior to or concurrently with the issuance or delivery of a certificate representing such shares. The Committee may permit such amount to be paid in shares of Common Stock previously owned by the Employee, or a portion of the shares of Common Stock that otherwise would be distributed to such Employee upon the lapse of the restrictions applicable to the restricted shares, or a combination of cash and shares of such Common Stock.

                    d. In the case of an award of restricted units, no shares of Common Stock shall be issued at the time the award is made, and the Corporation shall not be required to set aside a fund for the payment of any such award.

                    e. (1) Upon the expiration or termination of the Restricted Period and the satisfaction of any other conditions prescribed by the Committee or at such earlier time as provided in paragraphs 11. and 12., the Corporation shall deliver to the Employee or the Employee's beneficiary or estate, as the case may be, one share of Common Stock for each restricted unit with respect to which the restrictions have lapsed ("vested unit").

                   (2) In addition, if the Committee has not required the deemed reinvestment of such Dividend Equivalents pursuant to paragraph 4., at such time the Corporation shall deliver to the Employee cash equal to any Dividend Equivalents or stock dividends credited with respect to each such vested unit and, to the extent determined by the Committee, the interest thereupon. However, if the Committee has required such deemed reinvestment in connection with such restricted unit, in addition to the stock represented by such vested unit, the Corporation shall deliver the number of Additional Deemed Shares credited to the Employee with respect to such vested unit.

                   (3) Notwithstanding the foregoing, the Committee may, in its sole discretion, elect to pay cash or part cash and part Common Stock in lieu of delivering only Common Stock for the vested units and related Additional Deemed Shares. If a cash payment is made in lieu of delivering Common Stock, the amount of such cash payment shall be equal to

                            (a) if the Common Stock is Duly Listed,  the closing
                  price of the Common Stock as reported on either a national securities exchange or NASDAQ for the date on which the Restricted Period lapsed with respect to such vested unit and related Additional Deemed Shares (the "Lapse Date") or, if there are no sales on such date, on the next preceding day on which there were sales, or

                            (b) if the Common Stock is not Duly Listed, the fair
                  market value of the Common Stock for the Lapse Date, as determined by the Committee in good faith.

                    f. No payment will be required from the Employee upon the award of any restricted units, the crediting or payment of any Dividend Equivalents or Additional Deemed Shares, or the delivery of Common Stock or the payment of cash in respect of vested units, except that any amount necessary to satisfy applicable federal, state, or local tax requirements shall be withheld or paid promptly upon notification of the amount due. The Committee may permit such amount to be paid in shares of Common Stock previously owned by the Employee, or a portion of the shares of Common Stock that otherwise would be distributed to such Employee in respect of vested units and Additional Deemed Shares, or a combination of cash and shares of such Common Stock.

                    g. In addition, the Committee shall have the right, in its absolute discretion, upon the vesting of any restricted shares
         (including Additional Restricted Shares) and restricted units (including Additional Deemed Shares) to award cash compensation to the Employee for the purpose of aiding the Employee in the payment of any and all federal, state, and local income taxes payable as a result of such vesting, if the performance of the Corporation during the Restricted Period meets such criteria as then or theretofore determined by the Committee.

         11. Termination of Employment or Service. In the event that the employment of an Employee or the service as a director of an Eligible Director to whom an option or right has been granted under the Plan shall be terminated for any reason other than as set forth in paragraph 12., such option or right may, subject to the provisions of the Plan, be exercised (but only to the extent that the Employee or an Eligible Director was entitled to do so at the termination of his employment or service as a director, as the case may be) at any time within three (3) months after such termination, but in no case later than the date on which the option or right terminates.

         Unless otherwise determined by the Committee, if an Employee to whom restricted shares or restricted units have been granted ceases to be an Employee, for any reason other than as set forth in paragraph 12., prior to the end of the Restricted Period and the satisfaction of any other conditions prescribed by the Committee, the Employee shall immediately forfeit all restricted shares and restricted units, including all Additional Restricted Shares or Additional Deemed Shares related thereto.

         Any option, right, restricted share or restricted unit agreement, or any rules and regulations relating to the Plan, may contain such provisions as the Committee shall approve with reference to the determination of the date employment terminates and the effect of leaves of absence. Any such rules and regulations with reference to any option agreement shall be consistent with the provisions of the Code and any applicable rules and regulations thereunder. Nothing in the Plan or in any award granted pursuant to the Plan shall confer upon any Participant any right to continue in the employ or service of the Corporation or any of its Subsidiaries or interfere in any way with the right of the Corporation or its Subsidiaries to terminate such employment or service at any time.

         12. Eligible Retirement, Death, or Total Disability of Employee or Eligible Director, Change in Control. If any Employee or Eligible Director to whom an option, right, restricted share, or restricted unit has been granted under the Plan shall die or suffer a Total Disability while employed by the Corporation or in the service of the Corporation as a director, if any Employee terminates his employment or any Eligible Director terminates his service as a director pursuant to an Eligible Retirement, or if a Change in Control should occur, such option or right may be exercised as set forth herein, or such restricted shares or restricted unit shall be deemed to be vested, whether or not the Participant was otherwise entitled at such time to exercise such option or right, or be treated as vested in such share or unit. Subject to the restrictions otherwise set forth in the Plan, such option or right shall be exercisable by the Participant, a legatee or legatees of the Participant under the Participant's last will, or by the Participant's personal representatives or distributees, whichever is applicable, at the earlier of

                    a. the date on  which  the  option  or right  terminates  in accordance with the term of grant, or

                    b. any time prior to the expiration of three (3) months after the date of such Participant's Eligible Retirement, his termination due to total disability, or the occurrence of a Change in Control, or, if applicable, within one year of such Participant's death.

For purposes of this paragraph 12., "Total Disability" is defined as the permanent inability of a Participant, as a result of accident or sickness, to perform any and every duty pertaining to such Participant's occupation or employment for which the Participant is suited by reason of the Participant's previous training, education, and experience.

         A "Change in Control" shall be deemed to have occurred upon

                    a. a business combination, including a merger or consolidation, of the Corporation and the shareholders of the Corporation prior to the combination do not continue to own, directly or indirectly, more than fifty-one percent (51%) of the equity of the combined entity;

                    b. a sale, transfer, or other disposition in one or more transactions (other than in transactions in the ordinary course of business or in the nature of a financing) of the assets or earning power aggregating more than forty-five percent (45%) of the assets or operating revenues of the Corporation to any person or affiliated or associated group of persons (as defined by Rule 12b-2 of the Exchange Act in effect as of the date hereof);

                    c.     the liquidation of the Corporation;

                    d. one or more transactions which result in the acquisition by any person or associated group of persons (other than the
         Corporation, any employee benefit plan whose beneficiaries are Employees of the Corporation or any of its Subsidiaries, or TCW Special Credits or any of its affiliates) of the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act, in effect as of the date hereof) of forty percent (40%) or more of the Common Stock of the Corporation, securities representing forty percent (40%) or more of the combined voting power of the voting securities of the Corporation which affiliated persons owned less than forty percent (40%) prior to such transaction or transactions; or

                    e. the election or appointment, within a twelve (12) month period, of any person or affiliated or associated group, or its or their nominees, to the Board of Directors of the Corporation, such that such persons or nominees, when elected or appointed, constitute a majority of the Board of Directors of the Corporation and whose appointment or election was not approved by a majority of those persons who were directors at the beginning of such period or whose election or appointment was made at the request of an Acquiring Person.

         An "Acquiring Person" is any person who, or which, together with all affiliates or associates of such person, is the beneficial owner of twenty percent (20%) or more of the Common Stock of the Corporation then outstanding, except that an Acquiring Person does not include the Corporation or any employee benefit plan of the Corporation or any of its Subsidiaries or any person holding Common Stock of the Corporation for or pursuant to such plan. For the purpose of determining who is an Acquiring Person, the percentage of the outstanding shares of the Common Stock of which a person is a beneficial owner shall be calculated in accordance with Rule 13d-e of the Exchange Act.

         13. Adjustments Upon Changes in Capitalization, etc. Notwithstanding any other provision of the Plan, the Committee may at any time make or provide for such adjustments to the Plan, to the number and class of shares available thereunder or to any outstanding options, restricted shares, or restricted units as it shall deem appropriate to prevent dilution or enlargement of rights, including adjustments in the event of distributions to holders of Common Stock other than a normal cash dividend, changes in the outstanding Common Stock by reason of stock dividends, split-ups, recapitalizations, mergers, consolidations, combinations, or exchanges of shares, separations, reorganizations, liquidations, and the like. In the event of any offer to holders of Common Stock generally relating to the acquisition of their shares, the Committee may make such adjustment as it deems equitable in respect of outstanding options, rights, and restricted units including in the Committee's discretion revision of outstanding options, rights, and restricted units so that they may be exercisable for or payable in the consideration payable in the acquisition transaction. Any such determination by the Committee shall be conclusive. No adjustment shall be made in the minimum number of shares with respect to which an option may be exercised at any time. Any fractional shares resulting from such adjustments to options, rights, limited rights, or restricted units shall be eliminated.

         14. Effective Date. The Plan as theretofore amended shall become effective as of February 12, 1993, provided that the Plan shall be approved by the Corporation's stockholders on or before February 11, 1994. The Committee may, in its discretion, grant awards under the Plan, the grant, exercise, or payment of which shall be expressly subject to the conditions that, to the extent required at the time of grant, exercise, or payment,

                    a. the shares of Common  Stock  covered by such awards shall be Duly Listed, upon official notice of issuance, and

                    b. if the Corporation deems it necessary or desirable, a Registration Statement under the Securities Act of 1933 with respect to such shares shall be effective.

         15. Termination and Amendment. The Board of Directors of the Corporation may suspend, terminate, modify, or amend the Plan, provided that if any such amendment requires shareholder approval to meet the requirement of the then applicable rules under Section 16(b) of the Exchange Act, such amendment shall be subject to the approval of the Corporation's stockholders. If the Plan is terminated, the terms of the Plan shall, notwithstanding such termination, continue to apply to awards granted prior to such termination. In addition, no suspension, termination, modification, or amendment of the Plan may, without the consent of the Employee or Eligible Director to whom an award shall theretofore have been granted, adversely affect the rights of such Employee or Eligible Director under such award.

         16. Written Agreements. Each award of options, rights, restricted shares, or restricted units shall be evidenced by a written agreement, executed by the Participant and the Corporation, which shall contain such restrictions, terms and conditions as the Committee may require.

         17. Effect on Other Stock Plans. The adoption of the Plan shall have no effect on awards made, or to be made, pursuant to other stock plans covering Employees or Eligible Directors of the Corporation or any successors thereto.