Form 10-Q
period 1999-07-03
LITTELFUSE INC /DE
filed 1999-08-17
CIK 889331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

          X    QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 3, 1999 OR

          __ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
               FROM _______ TO ______

                         Commission file number 0-20388

                                LITTELFUSE, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                           36-3795742
   (State or other jurisdiction                             (I.R.S. Employer
   of incorporation or organizatio                          Identification No.)

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

         As of July 3, 1999, 19,442,723 shares of common stock, $.01 par value, of the Registrant and warrants to purchase 2,474,615 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   PAGE
Item 1.  Financial Statements

          Consolidated  Condensed Statements of Income for the period ended
          July 3, 1999 and July 4, 1998 (unaudited...........................1

          Consolidated  Condensed  Balance  Sheets for the period  ended
          July 3, 1999(unaudited) and January 2, 1999........................2

          Consolidated  Condensed  Statements of Cash Flows for the period ended July 3, 1999 and July 4, 1998 (unaudited)....................3

          Notes to the Consolidated Financial Statements.....................4

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations .................... 6


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.............. 11

Item 6.  Exhibits and Reports on Form 8-K.................................. 12





                             CONDENSED CONSOLIDATED
                              STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                                                              For the Three                       For the Six
                                                                                Months Ended                       Months Ended
                                                                         July 3,          July 4,            July 3,        July 4,
                                                                           1999             1998              1999           1998

Net sales ....................................................        $  72,094         $  69,116        $ 141,065        $ 138,447

Cost of sales ................................................           44,041            42,785           87,225           85,524
                                                                      ---------         ---------        ---------        ---------

Gross profit .................................................           28,053            26,331           53,840           52,923

Selling, general and administrative expenses .................           12,949            12,807           25,545           26,169
Research and development expenses ............................            2,499             2,105            4,886            4,276
Amortization of intangibles ..................................            1,743             1,610            3,484            3,498
                                                                      ---------         ---------        ---------        ---------


Operating Income .............................................           10,862             9,809           19,925           18,980

Interest expense .............................................            1,353               889            2,695            1,732
Other (income) /expense ......................................             (176)              103             (557)             739
                                                                      ---------         ---------        ---------        ---------


Income before income taxes ...................................            9,685             8,817           17,787           16,509

Income Taxes .................................................            3,680             3,262            6,759            5,128

Net Income ...................................................        $   6,005         $   5,555        $  11,028        $  11,381
                                                                      =========         =========        =========        =========

Net income per share .............................  -Basic            $    0.31         $    0.27        $    0.56        $    0.55
                                                                      =========         =========        =========        =========
                                                    -Diluted          $    0.28         $    0.24        $    0.51        $    0.48
                                                                      =========         =========        =========        =========

Weighted-average shares and
Equivalent shares outstanding ...................   -Basic               19,461            20,934           19,633           20,560
                                                                      =========         =========        =========        =========

                                                    -Diluted             21,625            23,525           21,777           23,568
                                                                      =========         =========        =========        =========




                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                                                July 3,        January 2,
                                                                                  1999            1999

ASSETS

    ....................................................................................
Cash and cash equivalents ..............................................................              $ 21,838                27,961
Receivables ............................................................................                50,071                41,382
Inventories ............................................................................                36,672                36,209
Other current assets ...................................................................                 5,558                 5,546
                                                                                                      --------              --------

Total current assets ...................................................................               114,139               111,098


Property, plant, and equipment, net ....................................................                80,395                77,788
Reorganization value, net ..............................................................                36,079                37,814
Other intangible assets, net ...........................................................                20,416                22,148
Other assets ...........................................................................                 1,674                 1,696
                                                                                                      --------              --------

                                                                                                      $252,703              $250,544
                                                                                                      ========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities excl. current portion of long-term debt ............................                40,333                36,452
Current portion of long-term debt ......................................................                15,297                15,515
                                                                                                      --------              --------

Total current liabilities ..............................................................                55,630                51,967

Long-term debt .........................................................................                69,689                70,061
Deferred liabilities ...................................................................                 3,951                 3,951
Other long-term liabilities ............................................................                    33                    41

 Shareholders' Equity ..................................................................               123,400               124,524
                                                                                                      --------              --------

                                                                                                      $252,703              $250,544
                                                                                                      ========              ========



                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                             For the Three                     For the Six
                                                                                Months Ended                    Months Ended
                                                                           July 3,          July 4,         July 3,         July 4,
                                                                            1999             1998             1999           1998
Operating activities:
Net income .........................................................       $  6,005        $  5,555        $ 11,028        $ 11,381
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation .................................................          4,060           3,407           8,328           6,731
      Amortization .................................................          1,742           1,610           3,484           3,498
  Changes in operating assets and liabilities:
      Accounts receivable ..........................................         (3,232)         (1,372)         (9,641)         (6,761)
      Inventories ..................................................           (408)            341          (1,090)          1,358
      Accounts payable and accrued expenses ........................          2,852             212           4,250             880
      Other, net ...................................................            602             746            (234)            352
                                                                          ----------       ---------        --------      ---------

Net cash provided by operating activities ..........................       $ 11,621        $ 10,499        $ 16,125        $ 17,439

Cash used in investing activities:
  Purchases of property, plant, and equipment, net .................         (6,428)         (4,340)        (11,431)        (10,053)
                                                                           --------        --------        --------        ---------
                                                                             (6,428)         (4,340)        (11,431)        (10,053)

Cash provided by (used in) financing activities:
  Borrowings/ (Payments) of long-term debt, net ....................           (355)          4,773            (476)           (166)
  Proceeds from exercise of stock options and warrants .............             46             827             114           5,532
  Purchase of common stock and warrants ............................           (643)         (7,334)        (10,476)         (8,973)
                                                                           ---------       ---------       ---------      ---------
Net cash used in financing activities ..............................           (952)         (1,734)        (10,838)         (3,607)

Effect of exchange rate changes on cash ............................            151            (185)             21            (251)
                                                                           --------        ---------       --------        --------


Increase/ (decrease) in cash and cash equivalents ..................          4,392           4,240          (6,123)          3,528

Cash and cash equivalents at
    beginning of period ............................................         17,446              43          27,961             755
                                                                           --------        --------        --------        --------

Cash and cash equivalents at end of period .........................       $ 21,838        $  4,283        $ 21,838        $  4,283
                                                                           ========        ========        ========        ========

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

                                  July 3, 1999

1.  Basis of Presentation

Littelfuse, Inc. and its subsidiaries ("Littelfuse" or the "Company") are the successors in interest to the components business previously conducted by subsidiaries of Tracor Holdings, Inc. ("Predecessor"). The Company acquired its business as a result of the Predecessor's reorganization activities concluded on December 27, 1991.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period ended July 3, 1999, are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

2. Inventories

The components of inventories are as follows (in thousands):

                                                                        July 3,             January 2,
                                                                          1999                 1999

                                    Raw material                        $  9,053             $   9,800
                                    Work in process                        8,316                 5,338
                                    Finished goods                        19,301                21,071
                                                                        --------               -------
                                      Total                             $ 36,672              $ 36,209
                                                                        ========              ========





3. Per Share Data

Net income per share amounts for the three months and six months ended July 3, 1999, and July 4, 1998, are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

                                                 Three months ended                Six months ended
                                                  July 3,        July 4,           July 3,         July 4,
                                                   1999            1998            1999            1998
                                                  -----           -----            ----            ----

Average shares outstanding                        19,461          20,934           19,633          20,560

Net effect of dilutive stock options,
warrants and restricted shares
         - Basic                                      -                -               -                -
                                                   --------        --------         -------          ------
         - Diluted                                 2,164           2,591             2,144           3,008
                                                   -------         -------          -------          ------

Average shares outstanding
         - Basic                                  19,461          20,934            19,633          20,560
                                                  ======          ======            ======          ======
         - Diluted                                21,625          23,525            21,777          23,568
                                                  ======          ======            ======          ======

Net income                                      $  6,005         $ 5,555            11,028          11,381
                                                 =======         =======            ======          ======

Net income per share
       - Basic                                  $   0.31         $  0.27          $  0.56          $  0.55
                                                 ========        ========         ========         =======
       - Diluted                                $   0.28         $  0.24          $  0.51          $  0.48
                                                 ========        ========         ========         =======


4. Comprehensive Income

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," total comprehensive income for the three months ended July 3, 1999, and July 4, 1998, was approximately $5.6 million and $5.5 million, respectively, and the six months ended July 3, 1999, and July 4, 1998 was $9.2 and $11.6 million, respectively. The adjustment for comprehensive income is related to the Company's foreign currency translation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales increased 4 % to $72.1 million in the second quarter this year compared to $69.1 million in the second quarter of 1998. Gross margin was 38.9% this year compared to 38.1 % in the same period of the prior year. Operating income increased to 15.1 % of sales in the second quarter of 1999 compared to 14.2% in the prior year. Net income increased 8 % to $6.0 million in the second quarter this year compared to $5.6 million in the second quarter of last year and diluted earnings per share increased 18% to $0.28 in the second quarter this year compared to $0.24 per diluted share in the same quarter last year.

Second quarter 1999 sales increased $3.0 million compared to the same quarter in the prior year. Sales in the Americas increased 2% over the second quarter of 1998 due in part to increased power fuse sales. Europe second quarter 1999 sales declined 4% in dollars, as compared to the same quarter in the prior year due to softness in the electronic market. However, Europe sales were flat in constant currency terms. Increased Korean and Southeast Asian electronics sales contributed to a 17% sales increase in the Asia-Pacific region. In constant currency terms, sales increased 13 % in the Asia-Pacific region.

Electronic sales grew to $35.2 million in the second quarter of 1999 from $34.1 million in the same quarter of last year for an increase of $1.1 million or 3%. Strong Korean and Southeast Asian electronics sales were partially offset by lower domestic electronic demand. Automotive sales grew to $25.2 million in the second quarter 1999 from $24.8 million in the same quarter last year for an increase of $0.4 million or 2%. Automotive sales increases were led by increased Asia-Pacific demand and were partially offset by lower European automotive sales in the quarter. Power fuse sales rose to $11.7 million in the second quarter 1999 from $10.2 million in the same quarter last year for an increase of $1.5 million or 14 % reflecting catch up after a slow first quarter enhanced by an end-of-quarter promotion.

Gross profit was $28.1 million or 38.9% of sales for the second quarter of 1999, compared to $26.3 million or 38.1 % in the same quarter last year, as lower average selling prices were more than offset by the continuing effects of worldwide cost reduction programs and an increase in volume.

Operating expenses were $15.4 million or 21.4 % of sales for the second quarter 1999, compared to $14.9 million or 21.6 % of sales for the same quarter in the prior year. The amortization of the reorganization value and other intangibles was 2.4 % of sales for the second quarter of 1999, compared to 2.3 % of sales in the second quarter of 1998. Total operating expenses, including intangible amortization, were 23.9 % of sales in the second quarter of both years.

Operating income was $10.9 million or 15.1 % of sales for the second quarter 1999 compared to $9.8 million or 14.2 % of sales for the same quarter of last year.

Interest expense was $1.4 million in the second quarter of this year compared to $0.9 million in the second quarter last year due to higher average debt levels during the quarter. Other income was $0.2 million for the second quarter of 1999 compared to $0.1 million of other expense in the second quarter of the prior year.

Income before income taxes was $9.7 million for the second quarter 1999 compared to $8.8 million for the second quarter of 1998. Income taxes were $3.7 million with an effective tax rate of 38% for the second quarter 1999 compared to $3.3 million with an effective tax rate of 37 % in the second quarter of last year.

Net income for the second quarter 1999 was $6.0 million or $0.28 per diluted share compared to $5.6 million or $0.24 per diluted share for the same quarter of last year. The Company's share repurchase program contributed to the increase in diluted earnings per share by decreasing the diluted average shares outstanding during the last year.


Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 1999 year with $27.9 million of cash. Net cash provided by operations was $16.1 million for the first half 1999. Cash used to invest in property, plant and equipment was $11.4 million. Cash used to repay long-term debt and to repurchase stock was $10.9 million. In addition, proceeds from warrant and stock option exercises were $0.1 million, resulting in net financing activities use of cash of $10.8 million. The net of cash provided, less investing and financing activities, resulted in a decrease in cash of $6.1 million. This left the Company with a cash balance of approximately $21.8 million at July 3, 1999.

The ratio of current assets to current liabilities was 2.1 to 1 at the end of the second quarter 1999 compared to 2.1 to 1 at year end 1998 and 1.8 to 1 at the end of the second quarter 1998. The days sales in receivables was approximately 69 days at the end of the second quarter 1999 compared to 62 days at year end 1998 and 55 days at second quarter end 1998. Contributing to an increase in days sales in receivables in the second quarter was an increase in Asia sales, with longer average terms, and some domestic promotional terms granted in the second quarter of 1999. Management does not believer that there are any significant collections problems at this time. The days inventory outstanding was approximately 75 days at second quarter end 1999 compared to 81 days at year end 1998 and second quarter end 1998.

The Company's capital expenditures were $6.4 million for the second quarter 1999. The Company expects that capital expenditures, which will be primarily for new machinery, equipment and information systems, will be approximately $20-22 million in 1999.

The long-term debt at the end of the second quarter 1999 consisted of four types totaling $85.0 million. They are as follows: (1) private placement notes totaling $78.0 million, (2) foreign revolver borrowings totaling $4.2 million,
(3) notes payable relating to mortgages totaling $0.5 million, and (4) other long-term debt, including capital leases, totaling $2.3 million. These four items include $15.3 million of private placement notes, tax notes and mortgage notes, which are considered to be current. This leaves net long-term debt totaling $69.7 million at July 3, 1999. The private placement notes carry interest rates of 6.31% and 6.16%. The Company has in place a $55.0 million revolving credit facility, none of which was drawn on July 3, 1999. The Company also has a $8.0 million letter of credit facility, of which approximately $1.9 million was being used at July 3, 1999.


Year 2000

The Company utilizes software, hardware and related computer technologies essential to its operations. To the extent that these systems use two digits rather than four to specify the applicable year, this could result in a date recognition problem with the transition to the year 2000. The Company presently believes that modification and replacement of certain software and hardware has mitigated date recognition problems associated with the year 2000.

To date, the Company has fully completed its assessment of all mission-critical systems. In addition, the Company has gathered information about the year 2000 compliance status of its significant customers, suppliers and subcontractors and continues to monitor their compliance.

As of July 3, 1999, the Company had completed all remediation and testing of mission critical systems for its information technology, operating equipment systems and external interface exposures.

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

The Company utilized both internal and external resources to reprogram or replace, test, and implement the software, operating equipment and external interfaces for year 2000 modifications. The total cost of projects that relate to year 2000 compliance is estimated at $11.0 million and is being funded through operating cash flows. Through July 3, 1999, the Company has incurred costs totaling approximately $9.6 million, $0.9 of which has been expensed and $8.7 of which has been capitalized, related to all phases of the year 2000 project.

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

The Company's reportable segments are the business units where the revenue is earned and expenses are incurred. The Company has subsidiaries in The Americas, Europe and Asia-Pacific where each region is measured based on its sales and operating income or loss.

Information concerning the operations in these geographic segments for the periods ended July 3, 1999 and July 4, 1998, is as follows (in thousands):

                                              Three Months       Three Months            Six Months         Six Months
                                                  Ended             Ended                  Ended            Ended
Revenues                                    July 3, 1999      July 4, 1998            July 3, 1999     July 4, 1998
--------                                    ------------      ------------            ------------     ------------

The Americas                                     $43,199            $42,321               $82,012         $85,334
Europe                                            11,249             11,729                25,074          23,248
Asia-Pacific                                      17,646             15,066                33,978          29,864
                                                  ------             ------                ------          ------
Combined Total                                    72,094             69,116               141,065         138,447
Corporate                                              0                  0                     0               0
Reconciliation                                         0                  0                     0               0
                                                       -                  -                     -               -
Consolidated Total                                72,094             69,116               141,065         138,447
                                                  ======             ======               =======         =======

Intersegment Revenues

The Americas                                      $7,146             $7,637               $15,231         $15,111
Europe                                             2,717              2,398                 5,373           5,679
Asia-Pacific                                         869                 35                 1,642              86
                                                     ---                 --                 -----              --
Combined Total                                    10,732             10,070                22,246          20,876
Corporate                                              0                  0                     0               0
Reconciliation                                   -10,732            -10,070               -22,246         -20,876
                                                 -------            -------               -------         -------
Consolidated Total                                     0                  0                     0               0
                                                       =                  =                     =               =

Interest Expense

The Americas                                      $1,296               $849                $2,577          $1,661
Europe                                                 3                  3                     3               7
Asia-Pacific                                          54                 37                   115              64
                                                      --                 --                   ---              --
Combined Total                                     1,353                889                 2,695           1,732
Corporate                                              0                  0                     0               0
Reconciliation                                         0                  0                     0               0
                                                       -                  -                     -               -
Consolidated Total                                 1,353                889                 2,695           1,732
                                                   =====                ===                 =====           =====



Depreciation and Amortization

The Americas                                      $2,365             $1,888                $4,892          $3,691
Europe                                               331                325                   661             610
Asia-Pacific                                         852                596                 1,751           1,512
                                                     ---                ---                 -----           -----
Combined Total                                     3,548              2,809                 7,304           5,813
Corporate                                          2,254              2,208                 4,508           4,416
Reconciliation                                         0                  0                     0               0
                                                       -                  -                     -               -
Consolidated Total                                 5,802              5,017                11,812          10,229
                                                   =====              =====                ======          ======

Other income (loss)

The Americas                                        $247                $50                  $538            $-26
Europe                                                26                 22                   137              67
Asia-Pacific                                         -98               -175                  -118            -780
                                                     ---               ----                  ----            ----
Combined Total                                       175               -103                   557            -739
Corporate                                              0                  0                     0               0
Reconciliation                                         0                  0                     0               0
                                                       -                  -                     -               -
Consolidated Total                                   175               -103                   557            -739
                                                     ===               ====                   ===            ====

Income Tax Expense

The Americas                                      $2,019             $1,893                $2,910          $2,491
Europe                                               947              1,100                 2,266           2,077
Asia-Pacific                                         714                269                 1,583             560
                                                     ---                ---                 -----             ---
Combined Total                                     3,680              3,262                 6,759           5,128
Corporate                                              0                  0                     0               0
Reconciliation                                         0                  0                     0               0
                                                       -                  -                     -               -
Consolidated Total                                 3,680              3,262                 6,759           5,128
                                                   =====              =====                 =====           =====

Net Income

The Americas                                      $5,291             $5,102                $9,251         $11,115
Europe                                             1,631              1,957                 3,993           4,108
Asia-Pacific                                       1,337                703                 2,292             573
                                                   -----                ---                 -----             ---
Combined Total                                     8,259              7,762                15,536          15,796
Corporate                                         -2,254             -2,208                -4,508          -4,416
Reconciliation                                         0                  0                     0               0
                                                       -                  -                     -               -
Consolidated Total                                 6,005              5,554                11,028          11,380
                                                   =====              =====                ======          ======

Revenues
Electronic                                       $35,173            $34,078               $68,371         $68,683
Automotive                                        25,244             24,837                51,531          50,057
Power                                             11,677             10,201                21,163          19,707
Consolidated Total                                72,094             69,116               141,065         138,447


Revenues from no single customer of the Company amount to 10% or more for the quarter ended July 3, 1999.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

The preceding commentary presents management's discussion and analysis of the Company's financial condition and results of operations for the periods presented. Certain of the statements included above, including those regarding future financial performance or results or those that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Exchange Act of 1934, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumption, including, but not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development and patent protection, commercialization and technological difficulties, capacity and supply constraints or difficulties, actual purchases under agreements, the effect of the Company's accounting policies, and other factors discussed above and in the Company's Annual Report on Form 10-K for the year ended January 2, 1999. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This Quarterly Report on Form 10Q should be read in conjunction with information provided in the financial statements appearing in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.



PART II - OTHER INFORMATION

Item 4:           Submission of Matters to a Vote of Security Holders

                  The annual meeting of stockholders of Littelfuse, Inc. was held on April 30, 1999. The following matters were voted upon at this annual meeting and the results of such votes are provided below:

          1. Election of six nominees to the Board of Directors to serve terms of one year or until their successors are elected:


                         (i)        Howard B. Witt

                                            Withhold                                     Broker
                         For  18,181,890    Authority  150,397     Abstentions ___       Nonvotes ___
                             -----------               -------

                         (ii)       John Driscoll

                                            Withhold                                     Broker
                         For 18,181,532     Authority 150,755        Abstentions ___     Nonvotes ___
                             ----------               -------

                         (iii)      Anthony Grillo

                                            Withhold                                     Broker
                         For 18,182,432     Authority 149,855        Abstentions ___     Nonvotes ___
                             ----------               -------

                         (iv)        Bruce A. Karsh

                                            Withhold                                     Broker
                         For 18,179,932     Authority 152,355        Abstentions ___     Nonvotes ___
                             ----------               -------

                         (v)        John E. Major

                                            Withhold                                     Broker
                         For 18,182,756     Authority 149,531        Abstentions ___     Nonvotes ___
                             ----------               -------

                         (vi)       John J. Nevin

                                             Withhold                                    Broker
                         For  18,158,936     Authority 173,351       Abstentions ___     Nonvotes ___
                             -----------               -------



          2. Approval and ratification of the Directors' appointment of Ernst & Young LLP as the Company's independent auditors for the year ending January 1, 2000

                                                                                               Broker
                            For 18,268,216   Against  32,218         Abstentions   31,853      Nonvotes ___
                                ----------            ------                       -------


                  3.     Approval  of an  amendment  to the 1993  Stock Plan for
                         employees  and  directors  of  Littelfuse,  Inc.  which
                         provides  that  no  individual   will  receive  in  any
                         calendar  year  awards of options,  restricted  shares,
                         units or rights for more than 100,000  shares of Common
                         Stock of the Company
                                                                                             Broker
                            For 17,807,358  Against  479,535       Abstentions 45,394       Nonvotes ___
                                ----------           -------                   ------



Item 6:           Exhibits and Reports on Form 8-K

               (a)              Exhibit                            Description

                             Exhibit No. 27             Financial Data Schedule


               (b) There were no reports on Form 8-K during the quarter ended July 3, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Littelfuse, Inc.


Date:  August 17, 1999                        By  /s/ Philip G. Franklin
                                                --------------------------------
                                                      Philip  G.  Franklin  Vice
                                                     President,  Treasurer,  and
                                                     Chief Financial Officer (As
                                                     duly authorized officer and
                                                     as the principal  financial
                                                     and accounting officer)