Form 10-Q
period 1999-10-02
LITTELFUSE INC /DE
filed 1999-11-16
CIK 889331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 2, 1999 OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM______ TO ______


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

         As of October 2, 1999, 19,551,523 shares of common stock, $.01 par value, of the Registrant and warrants to purchase 2,461,915 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                           PAGE
Item 1.  Financial Statements

Condensed Consolidated  Statements of Income for the three and nine months ended October 2,1999 and October 3,1998......................................1

Condensed Consolidated  Statements of Financial Condition at October 2, 1999
and January 2, 1999..........................................................2

Condensed  Consolidated  Statements  of Cash Flows for the three and nine months ended October 2,1999 and October 3,1998...............................3

Notes to the Condensed Consolidated Financial Statements.....................4

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations  ....................6


PART II - OTHER INFORMATION

Item 5.  Other Information ................................................ 12

Item 6.  Exhibits and Reports on Form 8-K...................................12



Part 1 - Financial Information
Item 1.

                                                               LITTELFUSE, INC.
                                                            Condensed Consolidated Statements of Income
                                                          (in thousands, except per share data)
                                                                       (unaudited)

                                                 For the Three Months Ended                        For the Nine Months Ended
                                                 --------------------------                        -------------------------
                                                 Oct.  2, 1999         Oct. 3, 1998                 Oct. 2, 1999        Oct. 3, 1998
                                                 -------------         ------------                 ------------   -    ------------

Net sales .  .  .  .  .  .  .  .  .  .  .                 $73,292              $ 69,035                $ 214,357           $ 207,482

Cost of sales .  .  .  .  .  .  .  .  .                    43,975                43,130                  131,200             128,653
                                                 -----------------     -----------------      -------------------  -----------------

Gross profit .  .  .  .  .  .  .  .  .  .                  29,317                25,905                   83,157              78,829

Selling, general and administrative
expenses . . . . .                                         13,911                12,953                   39,457              39,122
Research and development expenses .  .  .                   2,138                 2,113                    7,023               6,389
Amortization of intangibles .  .  .                         1,730                 1,613                    5,214               5,112
                                                 -----------------     -----------------      -------------------  -----------------

Operating income  .  .  .  .  .  .  .                      11,538                 9,226                   31,463              28,206

Interest expense  .  .  .  .  .  .  . .                     1,330                                          4,026               2,634
                                                                                    902
Other (income)/expense .  .  .  .                           (420)                                          (978)
                                                                                  (194)                                          546

Income before income taxes . .                             10,628                 8,518                   28,415              25,026

Income taxes  .  .  .  .  .  .  .  .  .                     4,040                 3,152                   10,799               8,280

Net income .  .  .  .  .  .  .  .  .  .                   $ 6,588              $  5,366                 $ 17,616           $  16,746
                                                 =================     =================      ===================  =================

Net income per share:
              Basic .  .  .  .  .  .  .  .                $  0.34              $   0.26                 $   0.90            $   0.81
                                                 =================     =================      ===================  =================
              Diluted .  .  .  .  .  .  .                 $  0.30              $   0.23                 $   0.81            $   0.72
                                                 =================     =================      ===================  =================

Weighted average shares and equivalent shares outstanding:
              Basic .  .  .  .  .  .  .  .                 19,505                20,587                   19,591              20,570
                                                                                                                   =================
                                                 =================     =================      ===================
              Diluted .  .  .  .  .  .  .                  21,712                22,979                   21,747              23,343
                                                 =================     =================      ===================  =================

                             See accompanying notes


                                                LITTELFUSE, INC.
                            Condensed Consolidated Statements of Financial Condition
                                                 (in thousands)

                                                    October 2, 1999                January 2, 1999
                                                              -----                          -----
Assets:                                               (unaudited)

Cash and cash equivalents .  .  .  .  .  .                  $   8,588                      $  27,961
Receivables .  .  .  .  .  .  .  .  .  .  .  .                 55,902                         41,382
Inventories .  .  .  .  .  .  .  .  .  .  .  .                 39,285                         36,209
Other current assets   .  .  .  .  .  .  .  .  .
                                                                7,197                          5,546
                                                   -------------------            -------------------
Total current assets .  .  .  .  .  .  .  .  .  .          $  110,972                     $  111,098

Property, plant, and equipment, net .  .                       81,178                         77,788
Reorganization value, net .  .  .  .  .  .  .                  35,211                         37,814
Other intangible assets, net .  .  .  .  .  .                  19,531                         22,148
Other assets .  .  .  .  .  .  .  .  .  .  .  .                 1,651                          1,696
                                                   -------------------            -------------------

                                                           $  248,543                     $  250,544
                                                   ===================            ===================

Liabilities and Shareholders' Equity:

Current liabilities excluding current portion of
long-term debt . . . . . . . . . . .                        $  42,653                      $  36,452
Current portion of long-term debt .  .  .                      14,905                         15,515
                                                   -------------------            -------------------
Total current liabilities .  .  .  .  .  .  .  .               57,558                         51,967

Long-term debt  .  .  .  .  .  .  .  .  .  .  .  .             55,371                         70,061
Deferred liabilities .  .  .  .  .  .  .  .  .                  3,947                          3,951
Other long-term liabilities .  .  .  .  .  .  .                    26                             41

Shareholders' equity .  .  .  .  .  .  .  .  .  .             131,641                        124,524
                                                   -------------------            -------------------

                                                           $  248,543                     $  250,544
                                                   ===================            ===================


                             See accompanying notes





                                                     LITTELFUSE, INC.
                                      Condensed Consolidated Statements of Cash Flows
                                                 (in thousands, unaudited)

                                                                For the Three                             For the Nine
                                                                Months Ended                            Months Ended
                                                       Oct. 2,          Oct. 3,              Oct. 2,        Oct. 3,
                                                        1999              1998                1999            1998
                                                       -------          -------               --------      --------
Operating activities:
Net income .  .  .  .  .  .  .  .  .  .  .  .  .           $  6,588         $  5,366            $ 17,616      $ 16,746

Adjustments  to  reconcile   net  income  to  net
cash  provided  by  operating activities:
      Depreciation .  .  .  .  .  .  .  .  .  .               4,684            3,786              13,012        10,517
      Amortization .  .  .  .  .  .  .  .  .  .               1,730            1,614               5,214         5,112
Changes in operating assets and liabilities:
      Accounts receivable .  .  .  .  .  .  .                (5,650)          (2,449)            (15,388)       (9,494)
      Inventories .  .  .  .  .  .  .  .  .  .  .            (2,427)           2,435              (3,517)        3,793
      Accounts payable and accrued expenses .  .              2,149           (1,315)              6,398          (434)
      Other, net  .  .  .  .  .  .  .  .  .  .  .            (1,565)            (690)             (1,701)          (54)
                                                    ----------------   --------------     ---------------    ---------------
Net cash provided by operating
      activities .  .  .  .  .  .  .  .  .  .  .           $  5,509         $  8,747            $ 21,634        $ 26,186

Cash used in investing activities:
      Purchases of property, plant, and
      equipment, net .  .  .  .  .  .  .  .  .  .           (5,073)           (5,296)            (16,504)        (15,349)
                                                    ----------------   --------------     ---------------    ---------------
                                                            (5,073)           (5,296)            (16,504)        (15,349)

Cash provided by (used in) financing
      activities:
      Borrowings/(Payments) of long-term
           debt, net   .  .  .  .  .  .  .  .  .           (14,560)           31,938             31,772         (15,036)
      Proceeds from exercise of stock
           options and warrants .  .  .  .  .  .             1,093                (4)             1,207           5,528
      Purchase of common stock and warrants   .  .             0              (9,376)           (10,476)        (18,349)
                                                     ----------------   --------------     ---------------    ---------------
                                                           (13,467)           22,558            (24,305)         18,951

Effect of exchange rate changes on cash                       (219)            (468)               (198)           (719)
                                                     ----------------   --------------     ---------------    ---------------

Increase/(decrease) in cash and cash
      equivalents .  .  .  .  .  .  .  .  .  .  .          (13,250)          25,541             (19,373)         29,069


Cash and cash equivalents at beginning
      of period  .  .  .  .  .  .  .  .  .  .  .             21,838           4,283              27,961             755
                                                    ----------------   --------------     ---------------    ---------------

Cash and cash equivalents at end of
      period   .  .  .  .  .  .  .  .  .  .  .  .          $  8,588        $ 29,824            $  8,588        $ 29,824
                                                    ================   ==============     ===============    ===============

                                                               See accompanying notes

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                 October 2, 1999

1.  Basis of Presentation

Littelfuse, Inc. and its subsidiaries ("Littelfuse" or the "Company") are the successors in interest to the components business previously conducted by subsidiaries of Tracor Holdings, Inc. ("Predecessor"). The Company acquired its business as a result of the Predecessor's reorganization activities concluded on December 27, 1991.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period ended October 2, 1999, are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

2. Inventories

The components of inventories are as follows (in thousands):

                                                                        October 2,          January 2,
                                                                           1999                1999

                                    Raw material                        $10,135              $  9,800
                                    Work in process                       12,493                 5,338
                                    Finished goods                        16,657               21,071
                                                                         -------               ------
                                      Total                             $39,285              $36,209
                                                                        =======              =======



3. Per Share Data

Net income per share amounts for the three months and nine months ended October 2, 1999, and October 3, 1998, are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):





                                                    Three months ended                  Nine months ended
                                                  October 2,     October 3,        October 2,      October 3,
                                                      1999            1998             1999             1998
                                                  -----------     -----------       ----------     --------------

Average shares outstanding                        19,505          20,587           19,591          20,570

Net effect of dilutive stock options,
warrants and restricted shares
         - Basic                                      -                -               -                -
                                                  ----------      ----------       ---------        ---------
         - Diluted                                 2,207           2,392             2,156           2,773
                                                  ----------      ----------       ---------        ---------

Average shares outstanding
         - Basic                                 19,505          20,587            19,591          20,570
                                                 ==========      ==========        ==========      ==========
         - Diluted                               21,712          22,979            21,747          23,343
                                                 ==========      ==========        ==========      ==========

Net income                                      $ 6,588         $ 5,366            17,616          16,746
                                                ===========     ===========        ==========      ==========

Net income per share
       - Basic                                  $  0.34         $  0.26           $  0.90         $  0.81
                                                ===========     ==========        ===========     ===========
       - Diluted                                $  0.30         $  0.23           $  0.81         $  0.72
                                                ===========     ==========        ===========     ===========


4. Comprehensive Income

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," total comprehensive income for the three months ended October 2, 1999, and October 3, 1998, was approximately $7.2 million and $6.4 million, respectively and the nine months ended October 2, 1999, and October 3, 1998 was $16.4 million and $18.1 million respectively. The adjustment for comprehensive income is related to the Company's foreign currency translation.

5. Subsequent Event

On October 21, 1999, the Company announced it had completed the acquisition of Harris Corporation's Suppression Products Group for $25.7 million in cash. The purchase was funded with cash on hand and $20 million from the Company's existing credit facility. The Suppression Products Group manufactures and markets a broad line of transient voltage suppression devices. With this new line of products, the Company expands its circuit protection business to include some segments of the overvoltage protection market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Third Quarter, 1999

Sales increased 6 % to $73.3 million in the third quarter this year compared to $69.0 million in the third quarter of 1998. Gross margin was 40.0% this year compared to 37.5 % in the same period of the prior year. Operating income increased to 15.7 % of sales in the third quarter of 1999 compared to 13.4% in the prior year. Net income increased 23 % to $6.6 million in the third quarter this year compared to $5.4 million in the third quarter of last year and diluted earnings per share increased 30% to $0.30 in the third quarter this year compared to $0.23 per diluted share in the same quarter last year.

Third quarter 1999 sales increased $4.3 million compared to the same quarter in the prior year. Growth in domestic electronic and power fuse sales was offset by a decline in automotive aftermarket sales, resulting in flat sales for North America. Sales grew 5 % in constant currency and declined 1 % in dollars in Europe due to currency effects and lower automotive sales. Increased Southeast Asian and Korean electronics sales along with favorable currency effects contributed to a 29 % sales increase in the Asia-Pacific region. In constant currency, sales increased 22 % in the Asia-Pacific region.

Electronic sales increased to $38.6 million in the third quarter of 1999 from $33.8 million in the same quarter of last year for an increase of $4.8 million or 14 %. Automotive sales declined to $23.4 million in the third quarter 1999 from $24.2 million the same quarter last year for a decrease of $0.8 million or 3 %. The decrease was due to lower domestic automotive aftermarket sales resulting primarily from supplier delays. Power fuse sales grew to $11.3 million in the third quarter 1999 from $11.1 million the same quarter last year for an increase of $0.2 million or 2 %.

Gross profit was $29.3 million or 40.0 % of sales for the third quarter of 1999 compared to $25.9 million or 37.5 % in the same quarter last year, primarily due to continued cost reduction efforts and increased unit volume.

Operating expenses were $16.0 million or 21.9 % of sales for the third quarter 1999, compared to $15.1 million or 21.8 % of sales for the same quarter in the prior year. The amortization of the reorganization value and other intangibles was 2.4 % of sales for the third quarter of 1999, compared to 2.3 % of sales in the third quarter of 1998. Total operating expenses, including intangible amortization, were 24.3 % of sales in the third quarter 1999 compared to 24.2% of sales in the same quarter last year.

Operating income was $11.5 million or 15.7 % of sales for the third quarter 1999 compared to $9.2 million or 13.4 % of sales for the same quarter of last year.

Interest expense was $1.3 million in the third quarter of this year compared to $0.9 million in the third quarter last year due to higher average debt levels. Other income was $0.4 million for the third quarter of 1999 compared to $0.2 million of other expense in the third quarter of the prior year.

Income before income taxes was $10.6 million for the third quarter 1999 compared to $8.5 million for the third quarter of 1998. Income taxes were $4.0 million with an effective tax rate of 38% for the third quarter 1999 compared to $3.2 million with an effective tax rate of 37 % in the third quarter of last year.

Net income for the third quarter 1999 was $6.6 million or $0.30 per diluted share compared to $5.4 million or $0.23 per diluted share for the same quarter of last year.

Nine Months, 1999

Sales increased 3 % to $214.4 million from $207.5 million last year. Operating income increased 12 % to $31.5 million from $28.2 million the first nine months of last year. Net income increased 5 % to $17.6 million from $16.7 million last year. Earnings per diluted share increased 13 % to $0.81 the first nine months of 1999 compared to $0.72 for the same period last year.

Nine months electronics sales were up 4 % at $107.0 million compared to $102.4 million last year, as strong Asia Pacific sales and improving European electronic sales more than offset lower Americas electronic sales. Automotive sales were up 1 % at $74.9 million compared to $74.0 million last year, as higher OEM sales were partially offset by sales declines in the automotive aftermarket.
Power fuse sales were up 5 % to $32.5 million from $31.1 million last year.

Gross profit was $83.2 million or 38.8 % for the first nine months of 1999 compared to $78.8 million or 38.0 % the first nine months of last year. The improvement in gross profit is primarily attributable to continued cost reduction efforts.

Operating expenses were 21.7 % of sales for the first nine months of 1999 compared to 21.9 % last year. The amortization of intangibles was 2.4 % of sales for the first nine months of 1999 compared to 2.5 % last year. Total operating expenses including intangibles amortization were 24.1 % of sales the first nine months 1999 compared to 24.4 % of sales the first nine months of last year.

Operating income increased to $31.5 million or 14.7 % of sales in the first nine months 1999 compared to $28.2 million or 13.6 % last year due to increases in gross profit.

Interest expense was $4.0 million for the first nine months 1999 compared to $2.6 million for the first nine months of last year. Other income was $1.0 million for the first nine months of 1999 compared to other expense of $0.5 million for the same period last year. Income before taxes was $28.4 million for the first nine months of 1999 compared to $25.0 million for the first nine months of last year. Income taxes were $10.8 million the first nine months 1999 compared to $8.3 million last year. Income taxes in 1998 were lower because of a one-time event related to consolidation of Korean operations.

Net income for the first nine months of 1999 increased 5 % to $17.6 million from $16.7 million for the same period last year. Earnings per share for the first nine months of 1999 increased 13 % to $0.81 per diluted share compared to $0.72 per diluted share last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 1999 year with $27.9 million of cash. Net cash provided by operations was $21.6 million for the first nine months. Cash used to invest in property, plant and equipment was $16.5 million. Cash used to repay long term debt and to repurchase stock was $25.5 million. In addition, proceeds from warrant and stock option exercises were $1.2 million, resulting in net financing activities use of cash of $24.3 million. The net decrease in cash for the nine months ended October 2, 1999 was $19.3 million. This left the Company with a cash balance of approximately $8.6 million at October 2, 1999.

The ratio of current assets to current liabilities was 1.9 to 1 at the end of the third quarter 1999 compared to 2.1 to 1 at year end 1998 and 2.6 to 1 at the end of the third quarter 1998. The days sales in receivables was approximately 72 days at the end of the third quarter 1999 compared to 62 days at year end 1998 and 57 days at third quarter end 1998. The increase in days sales in receivables is due primarily to delays in collection of money caused primarily by invoicing problems related to conversion to a new system at the start of the third quarter. Management believes that the invoicing problems have been resolved and is expecting a reduction in accounts receivable in the fourth quarter of this year. The days inventory outstanding was approximately 82 days at third quarter end 1999 compared to 81 days at year end 1998 and 76 days at third quarter end 1998.

The Company's capital expenditures were $5.1 million for the third quarter of 1999 and $16.5 million through nine months of 1999, primarily for new machinery, equipment and information systems. The Company expects that capital expenditures for the year 1999 will be approximately $20-22 million.

The long-term debt at the end of the third quarter 1999 consisted of four types totaling $70.3 million. They are as follows: (1) private placement notes totaling $64.0 million, (2) foreign revolver borrowings totaling $3.6 million,
(3) notes payable relating to mortgages totaling $0.5 million, and (4) other long-term debt, including capital leases, totaling $2.2 million. These four items include $14.9 million of senior notes and mortgage notes, which are considered to be current. This leaves net long-term debt totaling $55.4 million at October 2, 1999. The private placement notes carry interest rates of 6.31% and 6.16%. The Company has in place a $55.0 million revolving credit facility, none of which was drawn on October 2, 1999. The Company also has an $8.0 million letter of credit facility, of which approximately $1.9 million was being used at October 2, 1999.

Year 2000

The Company utilizes software, hardware and related computer technologies essential to its operations that use two digits rather than four to specify the applicable year, which could result in a date recognition problem with the transition to the year 2000.

Littelfuse has surveyed its significant suppliers of raw materials, service suppliers and customers about the status of their year 2000 projects. All high-risk suppliers have been identified and second sources qualified. A contingency plan is in place that will pull forward the purchase of critical raw materials during the fourth quarter to ensure adequate inventories during the first months of the year 2000. Follow-ups are scheduled as appropriate to insure compliance and management will decide if the contingency plan is necessary.

As of July 3, 1999, the Company had completed 100% of the remediation phase for its mission critical information technology, operating equipment systems and external interface exposures.

The Company utilized both internal and external resources to reprogram or replace, test, and implement the software, operating equipment and external interfaces for year 2000 modifications. The Company has incurred costs totaling approximately $11.0 million, $1.0 million of which has been expensed and $10.0 million of which has been capitalized, related to all phases of the year 2000 project.

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

Information concerning the operations in these geographic segments for the period ended October 2, 1999 and October 3, 1998, is as follows (in thousands):



                                          Three Months     Three Months                      Nine Months          Nine Months
                                             Ended             Ended                            Ended                Ended
                                          Oct 2, 1999       Oct 3, 1998                      Oct 2, 1999          Oct 3, 1998
                                          -----------       -----------                      -----------          -----------

Revenues
The Americas                               $  42,484         $  42,502                    $   124,496            $  127,836
Europe                                        11,200            11,277                         36,274                34,525
Asia-Pacific                                  19,607            15,256                         53,585                45,121
                                          -----------       -----------                   --------------        -----------
Combined Total                                73,291            69,035                        214,356               207,482
Corporate                                          0                 0                              0                     0
Reconciliation                                     0                 0                              0                     0
                                          ------------      ------------                  --------------        -----------
Consolidated Total                         $  73,291         $  69,035                    $   214,356           $  207,482
                                           ==========       ============                  ==============        ===========

Intersegment Revenues
The Americas                               $   8,425         $   7,175                    $   23,656            $   22,286
Europe                                         2,768             2,043                         8,141                 7,722
Asia-Pacific                                   1,005                76                         2,647                   162
                                           -----------      -------------                ---------------
Combined Total                                12,198             9,294                        34,444                30,170
Corporate                                          0                 0                             0                     0
Reconciliation                               (12,198)           (9,294)                      (34,444)              (30,170)
                                           -----------      -------------                ---------------
Consolidated Total                         $     -           $     -                      $      -              $      -
                                           ===========      =============                ===============        ==========

Interest Expense
The Americas                               $   1,260         $    825                     $    3,837            $   2,486
Europe                                             4                2                              7                    9
Asia-Pacific                                      66               75                            181                  139
                                           -----------      -------------                 ---------------      ----------
Combined Total                                 1,330              902                          4,025                2,634
Corporate                                          0                0                              0                    0
Reconciliation                                     0                0                              0                    0
                                          ------------      -------------                 ---------------      ----------
Consolidated Total                        $   1,330          $    902                      $   4,025            $   2,634
                                          ============      =============                 ===============      ==========


Depreciation and Amortization

The Americas                              $   2,767          $  2,000                      $   7,659            $   5,691
Europe                                          431               370                          1,092                  980
Asia-Pacific                                    957               820                          2,708                2,332
                                        --------------   ---------------                 ---------------      -------------
Combined Total                                4,155             3,190                         11,459                9,003
Corporate                                     2,259             2,210                          6,767                6,626
Reconciliation                                    0                 0                              0                    0
                                        -------------   -----------------                 ---------------     -------------
Consolidated Total                       $    6,414         $   5,400                      $  18,226            $   5,629
                                        =============   =================                 ===============     =============

                                          Three Months     Three Months                      Nine Months        Nine Months
                                             Ended             Ended                            Ended              Ended
                                          Oct 2, 1999       Oct 3, 1998                      Oct 2, 1999        Oct 3, 1998
                                          -----------       -----------                      -----------        -----------
Other income (expense)
The Americas                              $    244           $    75                          $     782          $      49
Europe                                           7               (55)                               144                 12
Asia-Pacific                                   170               173                                 52               (607)
                                          ------------      -----------                       -----------       -----------
Combined Total                                 421               193                                978               (546)
Corporate                                        0                 0                                  0                  0
Reconciliation                                   0                 0                                  0                  0
                                         -------------      -----------                       -----------       -----------
Consolidated Total                       $    421           $    193                          $     978          $    (546)
                                         =============      ===========                       ===========       ===========

Income Tax Expense
The Americas                             $  2,437           $  1,589                          $   5,347          $   4,080
Europe                                        814                993                              3,080              3,070
Asia-Pacific                                  789                570                              2,372              1,130
                                        ---------------     ------------                       ----------      ------------
Combined Total                              4,040              3,152                             10,799              8,280
Corporate                                       0                  0                                  0                  0
Reconciliation                                  0                  0                                  0                  0
                                        ---------------     -------------                      ----------     -------------
Consolidated Total                      $   4,040            $ 3,152                           $ 10,799          $   8,280
                                        ===============     =============                      ==========     =============

Net Income
The Americas                            $   5,590            $ 4,702                           $ 14,841          $  15,817
Europe                                      1,683              2,279                              5,676              6,387
Asia-Pacific                                1,579                597                              3,871              1,170
                                        ------------        --------------                     ----------       -----------
Combined Total                              8,852              7,578                             24,388             23,374
Corporate                                  (2,264)            (2,212)                            (6,772)            (6,628)
Reconciliation                                  0                  0                                  0                  0
                                        ------------        --------------                     ----------       -----------
Consolidated Total                      $   6,588           $  5,366                           $ 17,616          $  16,746
                                        ============        ==============                     ==========       ===========



Revenues
Electronic                              $  38,586           $ 33,771                           $106,957          $ 102,454
Automotive                                 23,376              24,203                            74,907             74,260
Power                                      11,329              11,061                            32,492             30,768
                                        --------------      --------------                     ----------      ------------
Consolidated Total                      $  73,291           $  69,035                          $214,356          $ 207,482
                                        ==============      ==============                     ==========      ============

Revenues from no single customer of the Company amount to 10% or more for the quarter ended October 2, 1999.

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

PART II - OTHER INFORMATION

Item 5:           Other Information

On October 21, 1999, the Company announced it had completed the acquisition of Harris Corporation's Suppression Products Group for $25.7 million in cash. The purchase was funded with cash on hand and $20 million from the Company's existing credit facility. The Suppression Products Group manufactures and markets a broad line of transient voltage suppression devices. With this new line of products, the Company expands its circuit protection business to include some segments of the overvoltage protection market.


Item 6:           Exhibits and Reports on Form 8-K

                  (a)          Exhibit                       Description

                               Exhibit No. 27           Financial Data Schedule

                    (b) There were no reports on Form 8-K during the quarter ended October 2, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended October 2, 1999, to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         Littelfuse, Inc.


Date:  November 16, 1999                      By  /s/ Philip G. Franklin
                                                --------------------------------
                                                      Philip  G.  Franklin  Vice
                                                     President,  Treasurer,  and
                                                     Chief Financial Officer (As
                                                     duly authorized officer and
                                                     as the principal  financial
                                                     and accounting officer)