Form 10-K
period 2000-01-02
LITTELFUSE INC /DE
filed 2000-03-21
CIK 889331

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K
                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
    (Mark One)          for the fiscal year ended January 1, 2000 or
                [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                        for the transition period from         to

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value, and Warrants to purchase shares of Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of 18,334,779 shares of voting stock held by non-affiliates of the registrant was approximately $659,760,197 based on the last reported sale price of the registrant's Common Stock, $.01 par value, as reported on The Nasdaq Stock Market on March 10, 2000.

     As of March 10, 2000, the registrant had outstanding 19,574,337 shares of Common Stock, $.01 par value, and Warrants to purchase 2,461,309 shares of Common Stock, $.01 par value.

     Portions of the following documents have been incorporated herein by reference to the extent indicated herein: Littelfuse, Inc. Proxy Statement dated March 20, 2000 (the "Proxy Statement") --Part III. Littelfuse, Inc. Annual Report to Stockholders for the year ended January 1, 2000 (the "Annual Report") -- Parts II and III.

                                                                Part I

ITEM 1.  BUSINESS

General

         Littelfuse, Inc. (the "Company" or "Littelfuse") is a leading manufacturer and seller of fuses and other circuit protection devices for use in the electronic, automotive and general industrial markets. Management believes the Company is ranked first in market share in both the electronic and automotive markets and third in the power fuse market in North America. Management believes the Company, together with its licensees, is also first in market share in both the electronic and automotive markets worldwide.

         In the electronic market, leading manufacturers such as Canon, Compaq, Dell Computer, IBM, LG Electronics, Lucent Technologies, Motorola, Nokia, Nortel, Panasonic, Samsung, Sharp and Sony obtain a substantial portion of their electronic circuit protection requirements from the Company. In the automotive market, the Company or its licensees have customer relationships with all leading automobile manufacturers throughout the world. Littelfuse provides substantially all of the automotive fuse requirements for vehicles manufactured domestically by General Motors and is the primary supplier for Ford, Daimler Chrysler and all Japanese and most European auto manufacturer transplants. The Company also competes in the power fuse market selling to companies such as the Allen Bradley division of Rockwell International and Reliance Electric. See "Business Environment: Circuit Protection Market."

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

         The Company's products are sold worldwide through a direct sales force and manufacturers' representatives. In the Asia-Pacific region, the Company has licensed its automotive fuse technology to a Japanese firm that supplies automotive fuses to Pacific Rim customers. For the year ended January 1, 2000, approximately 46% of the Company's net sales were to customers outside the United States (exports and foreign operations).

         References herein to "1997" or "fiscal 1997" refer to the calendar year ended January 3, 1998. References herein to "1998" or "fiscal 1998" refer to the fiscal year ended January 2, 1999. References herein to "1999" or "fiscal 1999" refer to the fiscal year ended January 1, 2000.

Business Environment:  Circuit Protection Market

         The circuit protection market can be broadly categorized into five major product areas: electronic, automotive, industrial (power), high voltage and residential. The Company sells products designed for the electronic, automotive and industrial areas. The Company entered the circuit protection market in 1927 with the development and introduction of the first small, fast-acting fuse capable of protecting sensitive test meters. Since that time, the Company has diversified its involvement in the circuit protection market to become a leader in the production of electronic and automotive fuses. The Company also entered the power fuse market in 1983 with a broad line of fuses, including several proprietary products. The Company believes it is a market leader in circuit protection devices, offering the broadest line of products in the industry and the global presence to serve major markets throughout the world.

         Electronic Products. Electronic circuit protection products are used to protect power circuits in a multitude of electronic systems and fall into five major categories: (1) fuses, (2) resettables (3) electrostatic discharge suppressors (4) thyristors and (5) metal-oxide varistors. Electronics fuses are devices which contain an element which melts in an overcurrent condition. Resettables are positive temperature coefficient (PTC) polymer devices that limit the current when an overcurrent condition exists and let current pass again after the cause of the overcurrent is removed. Electrostatic discharge
(ESD) suppressors are polymer based devices that shunt transient high voltage energy away from circuitry. Thyristors are fast switching silicon semiconductor structures commonly used to protect telecommunications circuits from overvoltage transients such as those resulting from lightning. Metal-oxide varistors are ceramic based devices designed to absorb high energy transients in order to maintain the circuit voltage at safe levels. Applications for electronic products include telecommunications equipment, computers and computer peripherals, power supplies, test and medical instrumentation, and consumer electronic products.

         Automotive Products. Fuses are extensively used in automobiles, trucks, buses and off-road equipment to protect electrical circuits and the wires that supply electrical power to operate lights, heating, air conditioning, windshield wipers, radios, windows and controls. Currently, a typical automobile contains 30 to 70 fuses, depending upon the options installed. The market for automotive fuses is expected to grow in the coming years as more electronic features are included in automobiles, and as the development of electric, hybrid and fuel cell vehicles increases. Certain new vehicles, such as the Cadillac Seville, Ford 150 series truck, Jeep Grand Cherokee and the Jaguar, contain as many as 50 to 90 fuses and this higher fuse count is expected to spread to other vehicles.

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

Littelfuse Products

         General. The Company is a leading manufacturer and seller of fuses, varistors and other circuit protection devices for use in the electronic, automotive and general industrial markets. The Company's products are marketed under the general trademarked names of Littelfuse(R) and, where appropriate, Slo-Blo(R) Fuse as well as the trademarked names of certain of its products listed below in the description of the Company's electronic, automotive and power fuse products.

Product Sales. Net sales of the Company's products by industry category for the periods indicated are as follows:


                                                             Fiscal Year
                                                            (in thousands)
                                         -----------------------------------------------------------------
                                         -------------------- --------------------- ----------------------

                                                1999                  1998                  1997
                                         -------------------- --------------------- ----------------------
                                         -------------------- --------------------- ----------------------
             Electronic                             $154,141              $133,085               $135,032
             Automotive                              101,270                96,686                102,139
             Industrial (Power)                       40,956                39,769                 37,994
                                         -------------------- --------------------- ----------------------
                                         ==================== ===================== ======================
                  Total                             $296,367              $269,540               $275,165
                                         ==================== ===================== ======================


         Electronic Products. The Company manufactures and sells a wide range of electronic circuit protection products, including miniature and subminiature fuses, protectors and resettables. Electronic miniature and subminiature fuses are designed to provide circuit protection in the limited space requirements of electronic equipment. The Company entered the resettable device market in late 1996. The Company entered the ESD suppressor market in late 1998 and the varistor and thyristor market in 1999.

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

              ALF(TM) II or "1206" SMF, and the "0603" SMF are very fast acting thin film surface mount fuses measuring only .12 inch x .06 inch and .06 inch X .03 inch, respectively. The subminiature size assures additional space savings in surface mount applications. They are completely compatible with common soldering systems used in surface mount assembly applications, the ALF(TM) is available on 8mm reels for use with automatic placement equipment. Applications include hard disk drives, PC main boards, digital cameras, CD-ROMs and cellular telephones.

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

              Metal Oxide Varistors (MOVs) are high energy absorption products that provide transient overvoltage and surge suppression for electronic, telecommunication and industrial applications. MOVs are available in a radial leaded package, used in applications such as hand-held electronic devises, cellular telephones and medical instruments. A surface mount, multilayer package is also available for circuit board applications where space is at a premium.

              UltraMOV(TM) is a series of radial leaded varistors intended for AC line applications requiring high peak surge current rating and high energy absorption capability. Applications include Uniterruptable Power Supplies (UPS), circuit breakers, AC appliance/controls and consumer electronics.

              The Company also markets a series of industrial MOVs designed to provide surge suppression in the AC mains outdoors and distribution panels of buildings. Applications include industrial heavy motors, HVAC and motor/generator applications.

         Automotive Products. The Company is a primary supplier of automotive fuses to United States, Japanese and European automotive OEMs, automotive component parts manufacturers and automotive parts distributors. The Company also sells its fuses in the replacement parts market, with its products being sold through merchandisers, discount stores and service stations, as well as under private label by national firms. Management believes that it currently is the leading worldwide supplier of automotive fuses for new vehicle production and a leader for the aftermarket/replacement market.

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

         The Company has licensed its patented Mini(R) and Maxi(TM) automotive fuse designs to Bussmann, a division of Cooper Industries. Bussmann is the Company's largest domestic competitor. Additionally, the Company has entered into a licensing agreement with Pacific Engineering Company, Ltd., a Japanese fuse manufacturer, which produces and distributes the Company's patented Mini(R) automotive fuses to the Pacific Rim manufacturing operations of Japanese based automobile manufacturers. See "Competition" and "Business -- Patents, Trademarks and Other Intellectual Property."

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

         Other Products. In addition to the above products, the Company supplies switches, and circuit breakers to the automotive industry and to appliance and general electronics manufacturers. The Company is also a supplier of fuse holders (including OMNI-BLOK(R)), fuse blocks (including Powr-Blok(R) power distribution systems) and fuse clips primarily to customers that purchase circuit protection devices from the Company.


Product Design and Development

         The Company employs scientific, engineering and other personnel to improve its existing product lines and to develop new products at its research and engineering facility in Des Plaines, Illinois. The Engineering Department consists of approximately 60 engineers, chemists, metallurgists, fusologists and technicians. This department is primarily responsible for the design and development of new products.

         Proposals for the development of new products are initiated primarily by sales and marketing personnel with input from customers. The entire product development process typically ranges from 6 to 18 months with continuous efforts to reduce the development cycle. During the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998, the Company expended approximately $9.5 million, $8.4 million and $7.9 million, respectively, on product design and development.

Patents, Trademarks and Other Intellectual Property

         The Company generally relies on patent and trademark laws and license and nondisclosure agreements to protect its rights in its trade secrets and its proprietary products. In cases where it is deemed necessary by management, key employees are required to sign an agreement that they will maintain the confidentiality of the Company's proprietary information and trade secrets. This information, for business reasons, is not disclosed to the public.

         As of January 1, 2000, the Company owned 112 patents in North America, 22 patents in the European Economic Community and 34 patents in other foreign countries. The Company has also registered trademark protection for certain of its brand names and logos. The 112 North American patents are in the following categories: 47 Electronic, 16 Resettable, 23 Automotive, 19 Power Fuse and 7 miscellaneous.

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

         In addition, a second license covering the MINI(R) Fuse technology was granted to Pacific Engineering Company, Ltd., a Japanese manufacturer that produces and distributes the Company's patented automotive fuses to Pacific Rim operations of Pacific Rim-based automotive manufacturers. The license provides the Company with royalties of 2.5% of the licensee's revenues from the sale of the licensed products, with an annual minimum of $100,000. This second license expires on April 6, 2006.

         License royalties amounted to $250,000, $286,000 and $332,000 for fiscal 1999, 1998 and 1997, respectively.

Manufacturing

         Much of the Company's manufacturing equipment is custom designed by its engineers, and the Company performs the majority of its own fabrication. The Company stamps most of the metal components used in its fuses, holders and switches from raw metal stock and makes its own contacts and springs. However, the Company does depend upon a single source for a substantial portion of its stamped metal end caps for one family of electronic fuses. The Company believes that alternative stamping sources are available at prices which would not have a material adverse effect on the Company. The Company also performs its own plating (silver, nickel, zinc, tin and oxides). In addition, all thermoplastic molded component requirements used for such products as the AUTOFUSE(R), MINI(R) and MAXI(TM) product lines are met through the Company's in-house molding capabilities.

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

Marketing

         The Company's domestic sales staff of over 70 people maintains relations with major OEMs and distributors. The Company's sales and engineering personnel interact directly with the OEM engineers to ensure maximum circuit protection and reliability within the parameters of the OEM design. Internationally, the Company maintains a sales staff of over 30 people and sales offices in The Netherlands, England, Ireland, Singapore, Korea and China. The Company also markets its products indirectly through a worldwide organization of over 120 manufacturers' representatives and distributes through an extensive network of electronic, automotive and electrical distributors.

         Electronic. The Company retains manufacturers' representatives to sell its electronic products and to call on major domestic and international OEMs and distributors. The Company distributes approximately 43% of its domestic products directly to OEMs, with the remainder sold through distributors nationwide.

         In the Asia-Pacific region, the Company maintains a direct sales staff and one or more manufacturers' representatives in Japan, Singapore, Korea, Taiwan, China, Malaysia, Thailand, Philippines and Australia. The Company also maintains an engineering facility in Japan. In Europe, the Company maintains a direct sales force to call on OEMs exclusively and utilizes manufacturers' representatives to approach distributors and smaller OEMs. Unlike its domestic representatives, these manufacturers' representatives purchase inventory from the Company to facilitate delivery and reduce financial risks associated with currency exchange rate fluctuations.

         Automotive. The Company sells automotive fuses to OEMs through a direct sales force in Detroit consisting of four employees. Salespersons service all the major automotive OEMs (including the United States manufacturing operations of foreign-based OEMs) through both the engineering and purchasing departments of these companies. Twenty-two manufacturers' representatives represent the Company's products to aftermarket fuse retailers such as Autozone, Pep Boys, and K-Mart. In Europe, the Company uses both a direct sales force and manufacturers' representatives to distribute its products to Mercedes Benz, BMW, Volvo, Saab, Jaguar and other OEMs, as well as aftermarket distributors. In the Asia-Pacific region, the Company has licensed its automotive fuse technology to a Japanese firm, which supplies the majority of the automotive fuses to the Japanese manufacturing operations in the region including Toyota, Honda and Nissan. Additionally, the Company has a direct sales staff in Korea to call on major OEMs in that market.

         Power. The Company markets and sells its power fuses through manufacturers' representatives across North America. These representatives sell power fuse products through an electrical distribution network comprised of approximately 1,800 distributor buying locations. These distributors have customers that include electrical contractors, municipalities, utilities and factories (including both MRO and OEM). Some of the manufacturers' representatives have consigned inventory in order to facilitate rapid customer delivery.

         The Company's field sales force (including application engineers) and manufacturers' representatives call on both distributors and end-users (consulting engineers, municipalities, utilities and OEMs) in an effort to educate these customers on the capabilities and characteristics of the Company's products.

Business Segment Information

The Company has three reportable business segments: The Americas, Europe and Asia-Pacific. For information with respect to the Company's operations in its three geographic areas for the fiscal year ended January 1, 2000, see "Item 8. Financial Statements and Supplementary Data - Business Segment Information" incorporated herein by reference.

Customers

         The Company sells to over 10,000 customers worldwide. No single customer accounted for more than 10% of net sales during the last three years except for its Japanese stocking representative which accounted for 10.2% and 11% in 1998 and 1997, respectively. The Japanese stocking representative serves over 100 customers in the Asia-Pacific electronic market. During the 1999, 1998 and 1997 fiscal years, net sales to customers outside the United States (exports and foreign operations) accounted for approximately 46.1%, 43.0% and 40.6%, respectively, of the Company's total net sales.

Competition

         The Company's products compete with similar products of other manufacturers, many of which have substantially greater financial resources than the Company. In the electronic fuse market, the Company's competitors are Bussmann, a division of Cooper Industries, Bel Fuse, Inc., Raychem Division of TYCO International, San-O Industrial Corp. and Wickmann-Werke GmbH. In the circuit protection market, the Company's competitors are Bourns, Raychem
Division of TYCO International, AVX, Maida, Panasonic and Siemens. In the fuseholder portion of this market, the Company's principal competitor is Schurter, Inc. In the automotive fuse market, the Company's competitors, both in sales to automobile manufacturers and in the aftermarket, are Bussmann and Pudenz Division of Wickmann-Werke. The Company licenses several of its automotive fuse designs to Bussmann. In the power fuse market, the Company's major competitors include Bussmann and Ferraz Shawmut. The Company believes that it competes primarily on the basis of innovative products, the breadth of available product lines, the quality and design of its products and the responsiveness of its customer service rather than through price competition.

Backlog

         The Company does not consider backlog to be a predictive measure of results due to the Company's short delivery time. The Company manufactures high volume products based on its demand forecasts and manufactures low volume products based on customer orders. The Company attempts to ship such products to the customer within five business days of the date of the order. Generally, orders which request delivery within three weeks of the date of the order are filled on time from available stock or current production.

Employees

         During 1999, the Company employed approximately 3,256 persons. Approximately 54 employees in Des Plaines and 694 employees in Mexico are covered by collective bargaining agreements. The Des Plaines agreement expires March 31, 2002 and the Mexico agreement expires January 31, 2001. The Company has not experienced any work stoppage or other form of labor dispute within the last 20 years. The Company believes that its employee relations are excellent and that its employees, many of whom have long experience with the Company, represent a valuable resource. The Company emphasizes employee training and development and has established Quality Improvement Process (QIP) training for its employees worldwide so as to promote product quality and customer satisfaction.

Year 2000

For information relating to Year 2000 see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Year 2000" incorporated herein by reference.

Environmental Regulation

         The Company is subject to numerous federal, state and local regulations relating to air and water quality, the disposal of hazardous waste materials, safety and health. Compliance with applicable environmental regulations has not significantly changed the Company's competitive position, capital spending or earnings in the past and the Company does not presently anticipate that compliance with such regulations will change its competitive position, capital spending or earnings for the foreseeable future. The Company employs an environmental engineer to monitor regulatory matters and believes that it is currently in compliance in all material respects with applicable environmental laws and regulations, except with respect to its facility located in Ireland. This facility was recently acquired in connection with the acquisition of the Harris suppression products division. Corrective steps are being taken to bring this facility into compliance with Irish environmental laws, and the Company received an indemnity from Harris Corporation with respect to these matters.

ITEM 2. PROPERTIES

Littelfuse Facilities

         The Company's operations are located in 19 owned or leased facilities worldwide, containing approximately 702,000 square feet. The U.S. headquarters and principal fabrication and distribution facility is located in Des Plaines, Illinois, supported by two additional plants in Illinois and one in Mexico. European headquarters and the primary European distribution center is in Utrecht, The Netherlands, with manufacturing plants in England, Ireland and Switzerland. Asia Pacific operations include a distribution center located in Singapore, with manufacturing plants in Korea, China and the Philippines. The Company does not believe that it will encounter any difficulty in renewing its existing leases upon the expiration of their current terms. Management believes that the Company's facilities are adequate to meet its requirements for the foreseeable future.

          The following table provides certain information concerning the Company's facilities:


                                                                                     Lease
                                                                                     Expir-
                                                        Size         Lease/          Ation        Industry
Location                          Use                   (sq.ft.)      Own             Date          Focus


Des Plaines, Illinois             Administrative,         340,000    Owned               --       Auto, Electronic, Power
                                  Engineering,
                                  Manufacturing,
                                  Testing and Research

Centralia, Illinois               Manufacturing           45,200     Owned               --       Electronic

Arcola, Illinois                  Manufacturing          36,000      Owned               --       Power

Livonia, Michigan                 Administrative           1,200     Leased             2004      Auto

Piedras Negras, Mexico            Manufacturing          50,031      Leased             2000      Auto, Electronic, Power

Piedras Negras, Mexico            Manufacturing          12,594      Leased             2003      Electronic and Power

Piedras Negras, Mexico            Manufacturing          22,711      Leased             2002      Electronic and Power

Washington,                       Manufacturing,         60,000      Owned               --       Electronic, Auto, Other
England                           Sales and
                                  Distribution

Utrecht, The Netherlands          Warehousing              8,680     Leased             2001      Auto, Electronic, Other


                                                                                     Lease
                                                                                     Expir-
                                                        Size         Lease/          Ation        Industry
Location                          Use                   (sq.ft.)      Own             Date          Focus

Utrecht, The Netherlands          Sales,                 12,000      Owned               --       Auto, Electronic, Other
                                  Administrative  and
                                  Engineering

Grenchen, Switzerland             Manufacturing          11,000      Owned               --       Auto

Singapore                         Sales and                9,827     Leased             2002      Electronic and Auto
                                  Distribution
Seoul, Korea                      Sales and              29,175      Owned               --       Electronic and Auto
                                  Manufacturing
Philippines                       Manufacturing          10,200      Leased             2000      Electronic
Suzhou, China                     Manufacturing          40,000      Owned               --       Electronic
Hong Kong, China                  Sales                    3,079     Leased             2002      Electronic
Yokohama, Japan                   Engineering              8,811     Leased             2000      Electronic
Sao Paulo, Brazil                 Sales and
                                  Distribution            1,200      Leased             2000      Electronic, Auto

Dundalk, Ireland                  Manufacturing           120,000    Owned               --       Electronic, Auto



ITEM 3.   Legal Proceedings

         The Company is not a party to any legal proceedings which it believes will have a material adverse effect upon the conduct of its business or its financial position.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to the Company's stockholders during the fourth quarter of fiscal 1999.

Executive Officers of the Registrant

         The executive officers of the Company are as follows:



     Name                              Age                              Position

Howard B. Witt                          59             Chairman, President and Chief Executive Officer

Kenneth R. Audino                       56             Vice President, Organizational Development
                                                         and Total Quality Management

William S. Barron                       57             Vice President, Marketing and Sales

Philip G. Franklin                      48             Vice President, Treasurer and Chief Financial
                                                                   Officer

Lloyd J. Turner                         56             Vice President, Operations

Hans Ouwehand                           53             Vice President, European Operations

Mary S. Muchoney                        54             Secretary


Officers of Littelfuse are elected by the Board of Directors and serve at the discretion of the Board.

         Howard B. Witt was elected as the Chairman of the Board of the Company in May, 1993. He was promoted to President and Chief Executive Officer of the Company in February, 1990. Prior to his appointment as President and Chief Executive Officer, Mr. Witt served in several other key management positions with the Company, including Operations Manager from March 1979 to January 1986, Vice President-Manufacturing Operations from January 1986 to January 1988, and Executive Vice President with full operating responsibilities for all U.S. activities from January 1988 to February 1990. Prior to joining Littelfuse, Mr. Witt was a division president of Keene Corporation from 1974 to 1979. Mr. Witt serves as a Director of Franklin Electric Co., Inc. and Material Sciences Corporation and is a member of the Electronic Industries Association Board of Governors. He also serves as a director of the Artisan Mutual Fund.

         Kenneth R. Audino, Vice President, Organizational Development and Total Quality management, is responsible for the Company's overall quality, reliability and environmental compliance, quality systems, human resources and training efforts. Mr. Audino joined Littelfuse as a Control Technician in 1964. From 1964 to 1977, he progressed through several quality and reliability positions to Manager of Reliability and Standards. In 1983, he became Managing Director of the European Headquarters and later was named Corporate Director of Quality Assurance and Reliability. He was promoted to his current position in 1998.

     William S. Barron, Vice President, Sales and Marketing, is responsible for the Company's overall sales and marketing. Mr. Barron joined Littelfuse in March 1991. From August 1981 to March 1991, Mr. Barron served as Director of Sales and Marketing of Cinch Manufacturing, a division of TRW, and the General Manager of one of its domestic divisions.

         Philip G.  Franklin,  Vice  President,  Treasurer  and Chief  Financial
Officer, has responsibility for the treasury, investor relations, financial control, financial reporting and information systems functions of the Company. Mr. Franklin joined the Company in 1998 from OmniQuip International, a $450 million construction equipment manufacturer which he helped take public.

         Lloyd J. Turner, Vice President, Operations, has responsibility for manufacturing operations and related support functions. Mr. Turner joined Littelfuse in October 1988, as Director of Manufacturing Operations after having served as an Operations Manager with Texas Instruments from November 1984 to September 1988. He was promoted to his current position in 1991.

         Hans Ouwehand, Vice President, European Operations, has responsibility for all sales, marketing, manufacturing and engineering activities in Europe. Mr. Ouwehand joined Littelfuse in 1984 as Sales Manager, Europe, Electronics Division. He was later promoted to the position of European Sales and Marketing Manager for all Littelfuse products and in 1986 to the position of General Manager-European Operations. Prior to joining Littelfuse, his industrial background included research and development work with Sperry Rand and sales and product management with Lameris Medical Instruments.

     Mary S. Muchoney has served as Corporate Secretary since 1991, after joining Littelfuse in 1977. She is responsible for providing all secretarial and administrative functions for the President and Littelfuse Board of Directors. Ms. Muchoney is a member of the American Society of Corporate Secretaries.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The information set forth under "Quarterly Stock Price" on page 40 of the Annual Report to Stockholders is incorporated herein by reference. It is also included in Exhibit 13.1 as filed with the SEC. As of March 10, 2000, there were 236 holders of record of the Company's Common Stock and in excess of 2,700 beneficial holders of its Common Stock.

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

ITEM 6.  Selected Financial Data

         The information set forth under "Selected Financial Data - Five Year Summary" on page 40 of the Annual Report to Stockholders is incorporated herein by reference. It is also included in Exhibit 13.1 as filed with the SEC.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 23 of the Annual Report to Stockholders is incorporated herein by reference. It is also included in Exhibit 13.1 as filed with the SEC.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risks

         The information set forth under "Market Risk" on page 23 of the Annual Report to Stockholders is incorporated herein by reference. It is also included in Exhibit 13.1 as filed with the SEC.

ITEM 8.  Financial Statements and Supplementary Data

         The Report of Independent Auditors and the Consolidated Financial Statements and notes thereto of the Company set forth on pages 24 through 35 of the Annual Report to Stockholders are incorporated herein by reference. They are also included in Exhibit 13.1 as filed with the SEC.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

         The information set forth under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference. The information set forth under "Executive Officers of the Registrant" in Part I of this Report is incorporated herein by reference.

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

                           (i)  Report of Independent Auditors (page 36)

                           (ii) Consolidated Statements of Financial Condition as of January 1, 2000 and January 2, 1999 (pages 24 and 25).

                           (iii) Consolidated Statements of Income for the years
                                 ended January 1, 2000, January 2, 1999 and January 3, 1998 (page 26).

                           (iv) Consolidated Statements of Cash Flows for the years ended January 1, 2000, January 2, 1999 and January 3, 1998 (page 27).

                           (v) Consolidated Statements of Shareholders' Equity for the years ended January 1, 2000, January 2, 1999 and January 3, 1998.
                                 (page 28).

                           (vi)  Notes  to  Consolidated   Financial  Statements
                                   (pages 29-35).

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

    (b)         Reports on Form 8-K

                There were no  reports on Form 8-K during the fourth  quarter of
                    1999.



                                LITTELFUSE, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In Thousands)



                                                                Additions
                                               Balance at       Charged to                         Balance at
                                               Beginning        Costs and       Deductions           End of
        Description                            Of Year          Expenses           (A)                Year
                                               ----------       ----------      ----------         -------
Year ended January 1, 2000
  Allowance for losses on
    accounts receivable . . . . . .            $ 1,103          $   614         $   147            $ 1,570
                                               =======          =======         =======            =======

  Reserves for sales discounts
    and allowances . . . . . . . .             $ 4,782          $   769         $    --            $ 5,551
                                               =======          =======         =========          =======



Year ended January 2, 1999
  Allowance for losses on
    accounts receivable . . . . . .            $ 1,118          $   626         $   641            $ 1,103
                                               =======          =======         =======            =======

  Reserves for sales discounts
    and allowances . . . . . . . .             $ 4,781          $      1        $    --            $ 4,782
                                               =======          ========        =========          =======



Year ended January 3, 1998
  Allowance for losses on
    accounts receivable . . . . . .            $    896         $   410         $   188            $ 1,118
                                               ========         =======         =======            =======

  Reserves for sales discounts
    and allowances . . . . . . . .             $ 4,161          $  620          $    --            $ 4,781
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

Date:  March 20, 2000

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

3.2        Bylaws

4.1 Second amended restated bank credit agreement among Littelfuse, Inc., as borrower, the lenders named therein and the First National Bank of Chicago, as agent, dated as of September 1, 1998.

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

4.4        Stock Plan for Employees and Directors of Littelfuse, Inc., as amended d)

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

4.11       Note  Purchase  Agreement  dated as of  September  1,  1998,  relating  to  $60,000,000  principal  amount  of
           Littelfuse, Inc. 6.16% Senior Notes due September 1, 2005.

b)4.12     Form of Restricted Share Agreement

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

10.8       Littelfuse Deferred Compensation Plan for Non-employee Directors, as amended.d)





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

10.13      Form of change of Control Employment  Agreement dated as of January 4, 1999 between  Littelfuse,  Inc. and Mr.
           Franklin. d)

b)13.1     Portions of Littelfuse Annual Report to Stockholders for the fiscal year ended January 1, 2000.

b)22.1     Subsidiaries.

b)23.1     Consent of Independent Auditors.


                                                           Exhibit 22.1

                                                           SUBSIDIARIES

Littelfuse, S.A. de C.V.
Littelfuse FSC
Littelfuse Do Brasil Ltda.
Watseka LF, Inc.

Littelfuse, B.V.
Littelfuse, A.G.
Littelfuse Limited
Harris Ireland Development Co., Ltd.
Harris Ireland Limited
Joyrush Investments Ltd.
REMPAT Holding B.V.
REMPAT Financial B.V.

Littelfuse Far East Pte Ltd.
Littelfuse HK Limited
Littelfuse Holdings Pte Ltd.
Suzhou Littelfuse OVS Ltd.
Littelfuse KK
Littelfuse Triad Inc.
Littelfuse Phils Inc.