Form 10-Q
period 2000-04-01
LITTELFUSE INC /DE
filed 2000-05-09
CIK 889331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 1, 2000 OR

     TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OF  15(d)  OF THE  SECURITIES
          EXCHANGE  ACT OF 1934 FOR THE TRANSITION  PERIOD  FROM ______TO ______


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

         As of April 1, 2000, 19,578,598 shares of common stock, $.01 par value, of the Registrant and warrants to purchase 2,435,915 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   PAGE
Item 1.  Financial Statements

          Condensed  Consolidated  Statements  of Income for the  periods ended April 1, 2000 and April 3, 1999 .............................1

          Condensed  Consolidated  Balance Sheets for the periods ended
          April 1, 2000 and January 1, 2000 .................................2

          Condensed Consolidated  Statements of Cash Flows for the periods ended April 1, 2000 and April 3, 1999 .............................3

          Notes to the Condensed Consolidated Financial Statements ..........4

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations  ....................6


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K...................................12




                             CONDENSED CONSOLIDATED
                              STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                                                                        For the Three
                                                                                         Months Ended
                                                                              April 1,                 April 3,
                                                                                2000                     1999

  Net sales                                                            $        95,319          $        68,971

  Cost of sales                                                                 56,090                   43,184
                                                                       ----------------         ----------------

  Gross profit                                                                  39,229                   25,787

  Selling, general and administrative expenses                                  17,772                   12,596
  Research and development expenses                                              2,531                    2,387
  Amortization of intangibles                                                    1,725                    1,742
                                                                       -----------------        -----------------

  Operating income                                                              17,201                    9,062

  Interest expense                                                               1,225                    1,342
  Other (income) /expense                                                         (234)                    (382)
                                                                       -------------------      -------------------

  Income before income taxes                                                    16,210                    8,102

  Income taxes                                                                   5,997                    3,079

  Net income                                                           $        10,213          $         5,023
                                                                       ==================       ================
  Net income per share                         -Basic                  $          0.52          $          0.25
                                                                       ==================       =================

                                               -Diluted                $          0.46          $          0.23
                                                                       ==================       =================

  Weighted-average shares and
  Equivalent shares outstanding                -Basic                           19,531                   19,806
                                                                       =================        ================
                                               -Diluted                         22,000                   21,913
                                                                       =================        ================





                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                                                April 1,        January 1,
                                                                                  2000             2000

                                  ASSETS
Cash and cash equivalents                                                   $     3,440       $    1,888
Receivables                                                                      66,260           59,583
Inventories                                                                      55,553           48,916
Other current assets                                                             11,387            8,750
                                                                            ------------      -----------
Total current assets                                                        $   136,640       $  119,137

Property, plant, and equipment, net                                              90,394           91,791
Reorganization value, net                                                        33,236           33,943
Other intangible assets, net                                                     28,766           29,570
Other assets                                                                      1,267            1,257
                                                                            ------------      -----------
                                                                            $   290,303       $  275,698
                                                                            ============      ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities excluding current portion
    of long-term debt                                                            59,327           57,241
Current portion of long-term debt                                                23,085           20,974
                                                                            ------------      -----------
Total current liabilities                                                        82,412           78,215

Long-term debt                                                                   54,977           55,460
Deferred income taxes                                                             4,490            4,490
Other long-term liabilities                                                       1,182              501
 Shareholders' equity                                                           147,242          137,032
                                                                            -----------       -----------
                                                                             $  290,303        $275,698
                                                                            ===========       ===========



                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                          For the Three
                                                                                          Months Ended
                                                                                  April 1,             April 3,
                                                                                    2000                 1999
Operating activities:
Net income                                                                   $      10,213        $       5,023
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation                                                                   4,962                4,268
      Amortization                                                                   1,725                1,742
  Changes in operating assets and liabilities:
      Accounts receivable                                                           (6,931)              (6,409)
      Inventories                                                                   (6,712)                (682)
      Accounts payable and accrued expenses                                          2,119                1,398
      Other, net                                                                    (2,609)                (836)
                                                                             ----------------     ----------------

Net cash provided by operating activities                                    $       2,767        $       4,504


Cash used in investing activities:

      Purchases of property, plant, and equipment, net                              (3,836)              (5,003)
                                                                               ----------------     ---------------
                                                                             $      (3,836)       $      (5,003)
Cash provided by (used in) financing activities:
  Borrowings/ (Payments) of long-term debt, net                                      2,173                 (121)
  Proceeds from exercise of stock options and warrants                                 806                   68
  Purchase of common stock and warrants                                               (108)              (9,833)
                                                                             -----------------    ---------------
                                                                             $       2,871        $     (9,886)

Effect of exchange rate changes on cash                                               (251)               (130)
                                                                             ----------------     ---------------

Increase/ (decrease) in cash and cash equivalents                                    1,551             (10,515)

Cash and cash equivalents at
    beginning of period                                                              1,888              27,961
                                                                             ---------------      ---------------

Cash and cash equivalents at end of period                                   $       3,440        $     17,446
                                                                             ===============      ===============


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                  April 1, 2000

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period ended April 1, 2000, are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

2. Inventories

The components of inventories are as follows (in thousands):


                                                                        April 1,            January 1,
                                                                           2000                2000

                                    Raw material                        $13,441              $ 12,684
                                    Work in process                      16,415                14,854
                                    Finished goods                       25,697                21,378
                                                                         -------             ---------
                                      Total                             $55,553              $ 48,916
                                                                        =======              ========


3. Per Share Data

Net income per share amounts for the three months ended April 1, 2000 and April 3, 1999 are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):



                                                                 Three months ended
                                                                April 1,           April 3,
                                                                  2000              1999
                                                                -------            --------

Average shares outstanding                                        19,531            19,806

Net effect of dilutive stock options,
warrants and restricted shares
         - Basic                                                      -                  -
                                                                ------------       -----------
         - Diluted                                                 2,469              2,107
                                                                ------------       -----------

Average shares outstanding
         - Basic                                                  19,531             19,806
                                                                ============       ===========
         - Diluted                                                22,000             21,913
                                                                ============       ===========

Net income                                                      $ 10,213            $ 5,023
                                                                ============       ===========

Net income per share
        - Basic                                                 $   0.52            $  0.25
                                                                 ===========       ===========
        - Diluted                                               $   0.46            $  0.23
                                                                 ===========       ===========



4. Comprehensive Income

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," total comprehensive income for the three months ended April 1, 2000, and April 3, 1999, was approximately $9.5 million and $3.6 million, respectively. The adjustment for comprehensive income is related to the Company's foreign currency translation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales increased 38 % to $95.3 million in the first quarter this year compared to $69.0 million in the first quarter of 1999. Gross margin was 41.2% this year compared to 37.4 % in the same period of the prior year. Operating income increased to 18.0% of sales in the first quarter of 2000 compared to 13.1% in the prior year. Net income increased 103% to $10.2 million in the first quarter this year compared to $5.0 million in the first quarter of last year and diluted earnings per share increased approximately 100% to $0.46 in the first quarter this year compared to $0.23 per diluted share in the same quarter last year.

First quarter 2000 sales increased $26.3 million compared to the same quarter in the prior year. Continued growth in worldwide demand for electronic products, particularly in the telecom, datacom and wireless markets, was the driving force behind the first quarter sales increase. Sales in the Americas increased 45% over the first quarter of 1999 primarily due to continued strength in the electronics market. Europe sales grew 27% in dollars and 37% in constant currency. Increased Southeast Asia and Korea electronic sales contributed to a 31% sales increase in the Asia-Pacific region.

Electronic sales increased to $57.0 million in the first quarter of 2000 from $33.2 million in the same quarter of last year for an increase of $23.8 million or 72%. This was the first full quarter of suppression product sales following the acquisition of the Harris suppression products group. Electronic sales excluding suppression sales were up 40% compared to the same period last year. Automotive sales increased to $27.7 million in the first quarter 2000 from $26.3 million the same quarter last year for an increase of $1.4 million or 5%. Automotive sales excluding suppression products were flat compared to the prior year. Strength in U.S. car builds as well as higher aftermarket product sales contributed to a 9% increase in U.S. automotive sales for the quarter. This increase was offset by a 17% decrease in Europe due to a weaker Euro combined with lower automotive sales as compared with the same period last year. Power fuse sales grew to $10.6 million in the first quarter 2000 from $9.5 million in the same quarter last year for an increase of $1.1 million or 11 %.

Gross profit was $39.2 million or 41.2% of sales for the first quarter of 2000 compared to $25.8 million or 37.4% in the same quarter last year. The key factors behind the increase in gross profit were increased unit volume, allocation of some capacity constrained products to higher gross margin opportunities and continued cost reduction efforts.

Operating expenses, excluding amortization, were $20.3 million or 21.3% of sales for the first quarter of 2000 compared to $15.0 million or 21.7% of sales for the same quarter in the prior year. Amortization of the reorganization value and other intangibles decreased to 1.8% of sales for the first quarter of 2000, from
2.5 % of sales in the first quarter of 1999 due to increased sales. Total operating expenses, including intangible amortization, were 23.1% of sales in the first quarter 2000 compared to 24.2% of sales in the same quarter last year.

Operating income was $17.2 million or 18.0 % of sales for the first quarter 2000 compared to $9.1 million or 13.1 % of sales for the same quarter of last year.

Interest expense was $1.2 million in the first quarter of this year compared to $1.3 million in the first quarter of last year due to lower average debt levels. Other income was $0.2 million for the first quarter of 2000 compared to $0.4 million of other expense in the first quarter of the prior year.

Income before income taxes was $16.2 million for the first quarter 2000 compared to $8.1 million for the first quarter of 1999. Income taxes were $6.0 million with an effective tax rate of 37% for the first quarter of 2000 compared to $3.1 million with an effective tax rate of 38 % in the first quarter of last year.

Net income for the first quarter 2000 was $10.2 million or $0.46 per diluted share compared to $5.0 million or $0.23 per diluted share for the same quarter of last year.


Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 2000 year with $1.9 million of cash. Net cash provided by operations was $2.8 million for the first three months. Net cash used to invest in property, plant and equipment was $3.8 million. Cash used to repay long term debt and to repurchase stock was $0.2 million. In addition, proceeds from warrant and stock option exercises were $0.8 million and proceeds from borrowings were $2.2 million, resulting in net cash provided by financing activities of $2.8 million. The net increase in cash for the three months ended April 1, 2000 was $1.6 million. This left the Company with a cash balance of approximately $3.4 million at April 1, 2000.

The ratio of current assets to current liabilities was 1.7 to 1 at the end of the first quarter 2000 compared to 1.6 to 1 at year end 1999 and 2.0 to 1 at the end of the first quarter 1999. The days sales in receivables was approximately 63 days at the end of the first quarter 2000 compared to 68 days at year end 1999 and 59 days at first quarter end 1999. The system transition difficulties that caused an increase in accounts receivable in 1999 have been mitigated and days sales outstanding in accounts receivable has been favorably reduced in the first quarter of this year. The days inventory outstanding was approximately 83 days at first quarter end 2000 compared to 94 days at year-end 1999 and 77 days at first quarter end 1999. Despite the increased working capital required to support higher sales, management is committed to improve working capital levels in the remainder of 2000.

The Company's capital expenditures were $3.8 million for the first quarter 2000. The Company expects that capital expenditures, which will be primarily for new machinery, equipment and information systems, will be approximately $22-23 million in 2000.

The long-term debt at the end of the first quarter 2000 consisted of five types totaling $78.0 million. They are as follows: (1) private placement notes totaling $64.0 million, (2) foreign revolver borrowings totaling $9.1 million,
(3) notes payable relating to mortgages totaling $0.4 million, (4) U.S. revolver borrowings totaling $3.0 million and (5) other long-term debt, including capital leases, totaling $1.5 million. These five items include $23.1 million of senior notes and mortgage notes, which are considered to be current liabilities. This leaves net long-term debt totaling $54.9 million at April 1, 2000. The private placement notes carry interest rates of 6.31% and 6.16%. The Company has a $55.0 million revolver in the U.S., of which $52.0 million was available at April 1, 2000. The bank revolver loan notes carry an interest rate of prime or LIBOR plus 0.375%, which currently is approximately 6.6%. The Company also has a $8.0 million letter of credit facility, of which approximately $1.6 million was being used at April 1, 2000


Business Segment Information

The Company designs, manufactures and sells circuit protection devices throughout the world. The Company has three reportable geographic segments: The Americas, Europe and Asia-Pacific. The circuit protection market in these geographical segments is categorized into three major product areas: electronic, automotive and power fuses.

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

Information concerning the operations in these geographic segments for the period ended April 1, 2000 and April 3, 1999, is as follows (in thousands):


Revenues                               2000 Q1      1999 Q1

The Americas                            56,452         39,047
Europe                                  17,522         13,836
Asia-Pacific                            21,345         16,088
                                        ------        --------
Combined Total                          95,319         68,971
Corporate                                  -              -
Reconciliation                             -              -
Consolidated Total                      95,319         68,971

Intersegment Revenues                   2000 Q1      1999 Q1

The Americas                             9,689         8,085
Europe                                   3,631         2,656
Asia-Pacific                             1,439           773
                                        -------       -------
Combined Total                          14,759        11,514
Corporate                                  -             -
Reconciliation                         (14,759)      (11,514)
                                       --------      --------
Consolidated Total                         -              -


Interest Expense                        2000 Q1       1999 Q1

The Americas                             1,123        1,281
Europe                                      37          -
Asia-Pacific                                65           61
                                       --------      --------
Combined Total                           1,225        1,342
Corporate                                   -            -
Reconciliation                              -            -
Consolidated Total                       1,225        1,342
                                       ========      ========


Depreciation and Amortization           2000 Q1       1999 Q1

The Americas                             2,900        2,527
Europe                                     702          330
Asia-Pacific                               988          899
                                       --------      --------
Combined Total                           4,590        3,756
Corporate                                2,097        2,254
                                       --------      --------
Reconciliation                              -            -
Consolidated Total                       6,687        6,010
                                       ========      ========


Other income (loss)                    2000 Q1       1999 Q1

The Americas                                (2)         291
Europe                                     137          111
Asia-Pacific                                99          (20)
                                       --------      --------
Combined Total                             234          382
Corporate                                    -           -
Reconciliation                               -           -
Consolidated Total                         234          382
                                       ========      ========


Income Tax Expense                     2000 Q1       1999 Q1

The Americas                             3,714          891
Europe                                   1,383        1,319
Asia-Pacific                               900          869
                                       --------      --------
Combined Total                           5,997        3,079
Corporate                                   -           -
Reconciliation                              -           -
Consolidated Total                       5,997        3,079
                                       ========      ========


Net Income                             2000 Q1       1999 Q1

The Americas                             7,114        3,960
Europe                                   3,128        2,362
Asia-Pacific                             2,087          955
                                       --------      --------
Combined Total                          12,329        7,277
Corporate                               (2,116)      (2,254)
Reconciliation                             -             -
Consolidated Total                      10,213        5,023
                                       ========      ========


                                      2000 Q1        1999 Q1
                                      Revenues       Revenues

Electronic                             57,077         33,198
Automotive                             27,692         26,287
Power Fuse                             10,550          9,486
                                       --------       --------
Consolidated Total                     95,319         68,971
                                       ========       ========



Revenues from no single customer of the Company amount to 10% or more for the quarter ended April 1, 2000.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

The preceding commentary presents management's discussion and analysis of the Company's financial condition and results of operations for the periods presented. Certain of the statements included above, including those regarding future financial performance or results or those that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Exchange Act of 1934, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including, but not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development and patent protection, commercialization and technological difficulties, capacity and supply constraints or difficulties, actual purchases under agreements, the effect of the Company's accounting policies, and other factors discussed above and in the Company's Annual Report on Form 10-K for the year ended January 1, 2000. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

PART II - OTHER INFORMATION


Item 6:           Exhibits and Reports on Form 8-K

                  (a)          Exhibit                          Description

                               Exhibit No. 27           Financial Data Schedule

                  (b) There were no  reports  on Form 8-K  during the  quarter ended April 1, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended April 1, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      Littelfuse, Inc.

Date:  May 8, 2000                            By  /s/ Philip G. Franklin
                                                --------------------------------
                                                      Philip  G.  Franklin  Vice
                                                     President,  Treasurer,  and
                                                     Chief Financial Officer (As
                                                     duly authorized officer and
                                                     as the principal  financial
                                                     and accounting officer)