Form 10-Q
period 2000-07-01
LITTELFUSE INC /DE
filed 2000-08-15
CIK 889331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY - PERIOD ENDED July 1, 2000 OR

             ---- TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                         PERIOD FROM ________TO __________

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

         As of July 1, 2000, 20,113,496 shares of common stock, $.01 par value, of the Registrant and warrants to purchase 1,979,905 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   PAGE
Item 1.  Financial Statements

     Condensed  Consolidated  Statements of Income for the periods ended
     July 1, 2000 and July 3, 1999 ..........................................1

     Condensed  Consolidated  Balance  Sheets for the periods ended
     July 1, 2000 and January 1, 2000 .......................................2

     Condensed Consolidated Statements of Cash Flows for the periods ended
     July 1, 2000 and July 3, 1999 ..........................................3

     Notes to the Condensed Consolidated Financial Statements................4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations  ............................................6

Item 3.   Qualitative and Quantitative Disclosures about Market Risk ...... 11


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.............. 11

Item 6.  Exhibits and Reports on Form 8-K...................................12




                             CONDENSED CONSOLIDATED
                              STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                                                   For the Three                        For the Six
                                                                    Months Ended                        Months Ended
                                                              July 1,          July 3,           July 1,            July 3,
                                                               2000             1999               2000               1999

Net Sales                                                 $  97,356        $   72,094       $   192,676         $ 141,065
Cost of Sales                                                 58,006            44,041           114,097             87,225
                                                          ----------       -----------      ------------        -----------
Gross Profit                                                  39,350            28,053             78,579            53,840

Selling, general and administrative expenses                  17,921            12,949             35,693            25,545
Research and development expenses                              2,876             2,499              5,407             4,886
Amortization of intangibles                                    1,823             1,743              3,548             3,484
                                                         ------------      ------------     --------------      ------------

Operating Income                                              16,730            10,862             33,931            19,925
Interest expense                                               1,199             1,353              2,424             2,695
Other (income) /expense                                       (1,368)             (176)            (1,602)             (557)
                                                          ------------     --------------   -----------------   --------------

Income before income taxes                                    16,899              9,685            33,109            17,787

Income Taxes                                                    6,252             3,680            12,249             6,759

Net Income                                                  $  10,647        $    6,005      $     20,860        $   11,028

Net income per share  -Basic                                $    0.54        $     0.31      $       1.06        $     0.56
                      -Diluted                              $    0.48        $     0.28      $       0.94        $     0.51

Weighted-average shares and
Equivalent shares outstanding    -Basic                        19,874            19,461            19,702            19,633
                                                         =============      ==============   =============       ===========
                                 -Diluted                      22,381            21,625            22,217            21,777
                                                         =============      ==============   =============       ===========






                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                                                July 1,         January 1,
                                                                                  2000             2000

                                  ASSETS
Cash and cash equivalents                                                   $   10,824        $    1,888
Receivables                                                                      67,397           59,583
Inventories                                                                      58,635           48,916
Other current assets                                                             10,923            8,750
                                                                            -----------       -----------

Total current assets                                                        $   147,779       $  119,137

Property, plant, and equipment, net                                              89,606           91,791
Reorganization value, net                                                        32,485           33,943
Other intangible assets, net                                                     27,690           29,570
Other assets                                                                        581            1,257
                                                                            -------------     -----------
                                                                            $   298,141        $ 275,698
                                                                            =============     ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities excluding current portion
 of long-term debt                                                               59,633           57,241
Current portion of long-term debt                                                17,831           20,974
                                                                            ------------      -----------
Total current liabilities                                                        77,464           78,215

Long-term debt                                                                   55,287           55,460
Deferred liabilities                                                              4,490            4,490
Other long-term liabilities                                                         830              501
 Shareholders' Equity                                                           160,070          137,032
                                                                            ------------      -----------
 Shares issued and outstanding:  20,113,496
                                                                             $  298,141        $ 275,698
                                                                            ==========        ===========








                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                           For the Three                    For the Six
                                                                            Months Ended                    Months Ended
                                                                       July 1,         July 3,        July 1,         July 3,
                                                                        2000            1999           2000            1999
Operating activities:
Net income                                                         $10,647          $  6,005       $20,860        $  11,028
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation                                                   4,902             4,060         9,864            8,328
      Amortization                                                   1,823             1,742         3,548            3,484
  Changes in operating assets and liabilities:
      Accounts receivable                                           (1,468)           (3,232)       (8,399)          (9,641)
      Inventories                                                   (2,783)             (408)       (9,494)          (1,090)
      Accounts payable and accrued expenses                             (9)            2,852         2,109            4,250
      Other, net                                                     1,301               602        (1,308)            (234)
                                                                  ----------        ----------     ----------    ------------

Net cash provided by operating activities                          $14,413          $ 11,621       $17,180        $  16,125

Cash used in investing activities:
  Purchases of property, plant, and equipment, net                  (4,223)           (6,428)       (8,059)         (11,431)
                                                                  ----------        -----------    ----------     -----------
  Net cash provided by (used in) investing activities               (4,223)           (6,428)       (8,059)         (11,431)

Cash provided by (used in) financing activities:
  Payments of long-term debt, net                                   (4,914)             (355)       (2,741)            (476)
  Proceeds from exercise of stock options and warrants               2,743                46         3,549              114
  Purchase of common stock and warrants                                  0              (643)         (108)         (10,476)
                                                                   ----------       ----------     -----------    -----------
  Net cash provided by (used in) financing activities               (2,171)             (952)          700          (10,838)


Effect of exchange rate changes on cash                               (636)              151          (886)              21
                                                                   ----------       -----------    -----------    ------------

Increase/ (decrease) in cash and cash equivalents                    7,383             4,392         8,935           (6,123)

Cash and cash equivalents at Beginning of period                     3,441            17,446         1,889           27,961
                                                                   ---------        -----------    -----------      ----------


Cash and cash equivalents at end of period                         $10,824          $ 21,838        $10,824        $ 21,838
                                                                   =========        ==========     ===========     ===========





              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                  July 1, 2000

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period ended July 1, 2000, are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

2. Inventories

The components of inventories are as follows (in thousands):


                                                                           July 1,          January 1,
                                                                           2000                2000

                                    Raw material                        $14,923              $ 12,684
                                    Work in process                      16,591                14,854
                                    Finished goods                       27,121                21,378
                                                                        -------              --------
                                      Total                             $58,635              $ 48,916
                                                                        =======              ========



3. Per Share Data

Net income per share amounts for the three months and six months ended July 1, 2000 and July 3, 1999 are based on the weighted average number of common and
common  equivalent  shares   outstanding  during  the  periods  as  follows  (in
thousands, except per share data):

                                                            Three months                               Six months
                                                               ended                                      ended
                                                      July 1,          July 3,                    July 1,         July 3,
                                                       2000            1999                        2000            1999



Average shares outstanding                        19,874         19,461             19,702          19,633

Net effect of dilutive stock options,
warrants and restricted shares
         - Basic                                       -               -                 -               -
                                                  ---------     ----------        -----------      ---------
         - Diluted                                  2,507          2,164              2,514          2,144
                                                  ---------     ----------        -----------      ---------

Average shares outstanding
         - Basic                                  19,874         19,461             19,702          19,633
                                                  =========     ==========        ===========      =========
         - Diluted                                22,381         21,625             22,217          21,777
                                                  =========     ==========        ===========      =========

Net income                                      $ 10,647        $ 6,005           $ 20,860        $ 11,028
                                                  =========     ==========        ===========      =========

Net income per share
       - Basic                                  $   0.54        $  0.31           $   1.06        $   0.56
                                                  =========     ==========        ===========      =========
       - Diluted                                $   0.48        $  0.28           $   0.94        $   0.51
                                                  =========     ==========        ===========      =========



4. Comprehensive Income

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," total comprehensive income for the three months ended July 1, 2000, and July 3, 1999, was approximately $10.1 million and $5.6 million, respectively, and the six months ended July 1, 2000 and July 3, 1999 was $19.6 and $9.2 million, respectively. The adjustment for comprehensive income is related to the Company's foreign currency translation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales for the second quarter 2000 increased 35% or $25.3 million to $97.4 million, compared to $72.1 million in the second quarter of 1999. Growth in worldwide demand for electronic products, particularly in the communications and wireless markets, continued to be the driving force behind the record sales increase.

Sales in the Americas increased 29% over the second quarter of 1999 primarily due to continued strength in the electronics market. Sales in Europe grew 44% in dollars and 57% in constant currency, and in the Asia-Pacific region sales increased 44% in dollars and 43% in constant currency.

Electronic sales increased to $60.7 million in the second quarter of 2000 from $35.2 million in the same quarter of last year for an increase of $25.5 million or 73%. Excluding sales of suppression products, acquired in October 1999, sales of electronic products increased $16.8 million or 47% over the prior year. Automotive sales increased to $26.1 million in the second quarter 2000 from $25.2 million in the same quarter last year for an increase of $0.8 million or 3%. Automotive sales excluding suppression products were down 1%, as higher US automotive OEM sales were offset by lower U.S. aftermarket sales and the effects of the weaker Euro. Power fuse sales decreased $1.1 million or 10% to $10.5 million in the second quarter 2000 from $11.7 million in the same quarter last year. The decline in power fuse sales over last year was due primarily to the effects of a $2.0 million marketing promotion during the second quarter of 1999.

Gross margin was $39.4 million or 40.4% of sales for the second quarter of 2000 compared to $28.1 million or 38.9% in the same quarter last year. Operating income increased to $16.7 million or 17.2% of sales in the second quarter of 2000 compared to $10.9 million or 15.1% in the prior year. The continued benefit from higher unit volumes, an improved pricing environment as compared to the prior year and ongoing cost reduction activities contributed to the increase in operating income.

Operating expenses, excluding amortization, were $20.8 million or 21.4% of sales for the second quarter of 2000 compared to $15.4 million or 21.4% of sales for the same quarter in the prior year. Amortization of the reorganization value and other intangibles decreased to 1.9% of sales for the second quarter of 2000, from 2.4 % of sales in the second quarter of 1999 due to increased sales. Total operating expenses, including intangible amortization, were 23.2% of sales in the second quarter 2000 compared to 23.8% of sales in the same quarter last year.

Interest expense was $1.2 million in the second quarter of this year compared to $1.4 million in the second quarter of last year due to lower average debt levels. Other income was $1.4 million for the second quarter of 2000 compared to $0.2 million in the second quarter of the prior year. Contributing to other income were gains from the sale of a non-circuit protection product line and foreign currency gains related to the settlement of foreign liabilities.

Income before income taxes was $16.9 million for the second quarter 2000 compared to $9.7 million for the second quarter of 1999. Income taxes were $6.3 million with an effective tax rate of 37% for the second quarter of 2000 compared to $3.7 million with an effective tax rate of 38 % in the second quarter of last year.

Net income increased 77% to $10.6 million in the second quarter this year compared to $6.0 million in the second quarter of last year and diluted earnings per share increased 71% to $0.48 in the second quarter this year compared to $0.28 per diluted share in the same quarter last year.

Six Months, 2000

Sales for the first six months increased 37% to $192.7 million from $141.1 million last year. Six months electronics sales were up 72% at $117.8 million compared to $68.4 million last year. Automotive sales were up 4% at $53.8 million compared to $51.5 million last year. Power fuse sales were flat at $21.1 million from $21.2 million last year.

Gross margin was $78.6 million or 40.8% for the first six months of 2000 compared to $53.8 million or 38.2% the first six months of last year. Operating income for the first six months of 2000 increased 70% to $33.9 million from $19.9 million last year. Net income increased 89% to $20.9 million from $11.0 million last year. Earnings per diluted share increased 85% to $0.94 the first six months of 2000 compared to $0.51 for the same period last year.

Operating expenses were 21.3% of sales for the first six months of 2000 compared to 21.6% last year. The amortization of intangibles was 1.8% of sales for the first half of 2000 compared to 2.5% last year. Total operating expenses including intangibles amortization were 23.2% of sales the first six months 2000 compared to 24.0% of sales the first six months of last year.

Interest expense was $2.4 million for the first half 2000 compared to $2.7 million last year. Other income was $1.6 million for the first six months of 2000 compared to $0.6 million for the same period last year. Income before taxes was $33.1 million for the first half of 2000 compared to $17.8 million the first half of last year. Income taxes were $12.3 million the first six months 2000 compared to $6.8 million last year.

Net income for the first six months of 2000 increased 89% to $20.9 million from $11.0 million for the same period last year. Earnings per share for the first six months of 2000 increased 13% to $0.81 per diluted share compared to $0.72 per diluted share last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 2000 year with $1.9 million of cash. Net cash provided by operations was $17.2 million for the first six months. Net cash used to invest in property, plant and equipment was $8.1 million. Cash used to repay long term debt and to repurchase stock was $2.8 million. In addition, proceeds from warrant and stock option exercises were $3.5 million, resulting in net cash provided by financing activities of $0.7 million. The net increase in cash for the six months ended July 1, 2000 was $8.9 million. This left the Company with a cash balance of approximately $10.8 million at July 1, 2000.

The ratio of current assets to current liabilities was 1.9 to 1 at the end of the second quarter 2000 compared to 1.5 to 1 at year end 1999 and 2.1 to 1 at the end of the second quarter 1999. The days sales in receivables was approximately 63 days at the end of the second quarter 2000 compared to 68 days at year end 1999 and 69 days at second quarter end 1999. The days inventory outstanding was approximately 90 days at second quarter end 2000 compared to 94 days at year-end 1999 and 75 days at second quarter end 1999. Despite the increased working capital required to support higher sales, management is committed to improve working capital levels in the remainder of 2000.

The Company's capital expenditures were $4.2 million for the second quarter 2000. The Company expects that capital expenditures, which are primarily for new machinery, equipment and information systems, will be approximately $20-22 million in 2000.

The long-term debt at the end of the second quarter 2000 consisted of five types totaling $73.1 million. They are as follows: (1) private placement notes totaling $64.0 million, (2) foreign revolver borrowings totaling $3.2 million,
(3) notes payable relating to mortgages totaling $0.4 million, (4) U.S. revolver borrowings totaling $4.0 million and (5) other long-term debt, including capital leases, totaling $1.5 million. These five items include $17.8 million of senior notes and mortgage notes, which are considered to be current liabilities. This leaves net long-term debt totaling $55.3 million at July 1, 2000. The private placement notes carry interest rates of 6.31% and 6.16%. The Company has a $55.0 million revolver in the U.S., of which $51.0 million was available at July 1, 2000. The bank revolver loan notes carry an interest rate of prime or LIBOR plus 0.375%, which currently is approximately 7.0%. The Company also has an $8.0 million letter of credit facility, of which approximately $1.6 million was being used at July 1, 2000


Business Segment Information

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

Information concerning the operations in these geographic segments for the period ended July 1, 2000 and July 3, 1999, is as follows (in thousands):

                                     Three Months       Three Months                  Six Months       Six Months
                                         Ended             Ended                        Ended            Ended
Revenues                                July 1, 2000       July 3, 1999                July 1, 2000    July 3, 1999

The Americas                                 $55,683            $43,199                    $112,135         $82,012
Europe                                        16,193             11,429                      33,716          25,074
Asia-Pacific                                  25,480             17,646                      46,825          33,978
                                             -------            -------                     -------         ------
Combined Total                                97,353             72,094                     192,676         141,065
Corporate                                          0                  0                           0               0
Reconciliation                                     0                  0                           0               0
                                                  --                 --                          --              --
Consolidated Total                            97,358             72,094                     192,677         141,065
                                             =======            =======                    ========        =======

Intersegment Revenues
The Americas                                 $10,535             $7,146                     $20,224         $15,231
Europe                                        11,421              2,717                      15,052           5,373
Asia-Pacific                                   1,648                869                       3,087           1,642
                                              ------               ----                      ------          -----
Combined Total                                23,604             10,732                      38,363          22,246
Corporate                                          0                  0                           0               0
Reconciliation                               (23,604)           (10,732)                    (38,363)        (22,246)
                                            --------           --------                    --------        --------
Consolidated Total                                0                  0                           0               0
                                            ========           ========                    ========        ========

Interest Expense
The Americas                                $ 1,102            $ 1,296                      $2,225          $2,577
Europe                                           34                  3                          71               3
Asia-Pacific                                     63                 54                         128             115
                                            -------            --------                     -------         -------
Combined Total                                1,199              1,353                       2,424           2,695
Corporate                                         0                  0                           0               0
Reconciliation                                    0                  0                           0               0
                                            -------            --------                     -------         -------
Consolidated Total                            1,199              1,353                       2,424           2,695

Depreciation and Amortization
The Americas                                $ 2,851            $ 2,365                      $5,751          $4,892
Europe                                          692                331                       1,394             661
Asia-Pacific                                    990                852                       1,978           1,751
                                            -------            --------                     -------         -------
Combined Total                                4,533                  4                       9,123           7,304
Corporate                                     2,192              2,254                       4,289           4,508
Reconciliation                                    0                  0                           0               0
                                            -------            --------                     -------         -------
Consolidated Total                            6,725              5,802                      13,412          11,812

Other income (loss)
The Americas                                $ 1,175            $   247                      $1,173          $  538
Europe                                          130                 26                         267             137
Asia-Pacific                                     63                (98)                        162            (118)
                                            -------            --------                     --------        --------
Combined Total                                1,368                175                       1,602             557
Corporate                                         0                  0                           0               0
Reconciliation                                    0                  0                           0               0
                                            -------            --------                     --------        --------
Consolidated Total                            1,368                175                       1,602             557

Income Tax Expense
The Americas                                $ 3,573            $ 2,019                      $7,287          $2,910
Europe                                        1,364                947                       2,747           2,266
Asia-Pacific                                  1,315                714                       2,215           1,583
                                            -------            --------                     --------        --------
Combined Total                                6,252              3,680                      12,249           6,759
Corporate                                         0                  0                           0               0
Reconciliation                                    0                  0                           0               0
                                            -------            --------                     --------         -------
Consolidated Total                            6,252              3,680                      12,249           6,759

Net Income
The Americas                                $ 7,394            $ 5,291                     $14,508          $9,251
Europe                                        2,252              1,631                       5,380           3,993
Asia-Pacific                                  3,195              1,337                       5,282           2,292
                                            -------            --------                     --------         -------
Combined Total                               12,841              8,259                      25,170          15,536
Corporate                                    (2,194)            (2,254)                     (4,310)         (4,508)
Reconciliation                                    0                  0                           0               0
                                                 --                 --                          --              --
Consolidated Total                           10,647              6,005                      20,860          11,028


Revenues
Electronic                                  $60,723            $35,173                    $117,800         $68,371
Automotive                                   26,088             25,244                      53,781          51,531
Power                                        10,545             11,677                      21,095          21,163
                                             -------            -------                     -------         ------
Consolidated Total                           97,356             72,094                     192,676         141,065




Revenues from no single customer of the Company amount to 10% or more for the quarter ended July 1, 2000.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

The preceding commentary presents management's discussion and analysis of the Company's financial condition and results of operations for the periods presented. Certain of the statements included above, including those regarding future financial performance or results or those that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Exchange Act of 1934, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including, but not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development and patent protection, commercialization and technological difficulties, capacity and supply constraints or difficulties, actual purchases under agreements, the effect of the Company's accounting policies, currency rate fluctuations, and other factors discussed above and in the Company's Annual Report on Form 10-K for the year ended January 1, 2000. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign exchange rates and commodities.

The Company had long-term debt outstanding at July 1, 2000 in the form of Senior Notes and lines of credit at both variable and fixed interest rates. Since substantially all of the debt has fixed interest rates, the Company's interest expense is not sensitive to changes in interest rate levels.

A portion of the Company's operations consists of manufacturing and sales activities in foreign countries. The Company has manufacturing facilities in Mexico, England, Ireland, Switzerland, South Korea, China and the Philippines. Substantially all sales in Europe are denominated in Dutch Guilders, British Pounds Sterling, United States Dollars and Euros and substantially all sales in the Asia-Pacific region are denominated in United States Dollars and South Korean Won.

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



PART II - OTHER INFORMATION

Item 4:           Submission of Matters to a Vote of Security Holders

                  The annual meeting of stockholders of Littelfuse, Inc. was held on April 28, 2000. The following matters were voted upon at this annual meeting and the results of such votes are provided below:

1. Election of six nominees to the Board of Directors to serve terms of one year or until their successors are elected:



                  (i)                   Howard B. Witt

                                        Withhold                                        Broker
                  For  17,142,631       Authority  445,445        Abstentions ___       Nonvotes ___

                  (ii)                  John Driscoll

                                        Withhold                                        Broker
                  For 17,141,831        Authority 446,245         Abstentions ___       Nonvotes ___

                  (iii)                 Anthony Grillo

                                        Withhold                                        Broker
                  For 17,138,831        Authority 449,245         Abstentions ___       Nonvotes ___

                  (iv)                   Bruce A. Karsh

                                        Withhold                                        Broker
                  For 17,140,631        Authority 447,445         Abstentions ___       Nonvotes ___

                  (v)                   John E. Major

                                        Withhold                                        Broker
                  For 17,140,231        Authority 447,845         Abstentions ___       Nonvotes ___

                  (vi)                  John J. Nevin

                                        Withhold                                        Broker
                  For  17129381         Authority 458,695         Abstentions ___       Nonvotes ___




2. Approval and ratification of the Directors' appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 30, 2000

                                                                                               Broker
                            For 17,556,479   Against  8,475 Abstentions   23,122               Nonvotes ___
                                ----------            -----               -------


3. Approval of an amendment to the 1993 Stock Plan for employees and directors of Littelfuse, Inc. which would increase the maximum aggregate number of shares of Common Stock as to which awards of options, restricted shares, units or rights may be made from time to time thereunder from 1,800,000 to 2,400,000 shares

                                                                                               Broker
                            For 15,048,525   Against  2,477,987     Abstentions 61,564       Nonvotes ___
                                ----------            ---------                 --------



Item 6:       Exhibits and Reports on Form 8-K

              (a)        Exhibit                            Description

                         Exhibit 4.12          Form of Restricted Share Agreement

                         Exhibit 10.1          1993 Stock Plan for Employees and Directors of Littelfuse, Inc.,
                                                  as amended

                         Exhibit 10.2          Stock Plan for Employees and Directors of Littelfuse, Inc.,
                                                  as amended

                         Exhibit 27            Financial Data Schedule




              (b) There were no reports on Form 8-K filed during the quarter ended July 1, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.


                                Littelfuse, Inc.


Date:  August 15, 2000                        By  /s/ Philip G. Franklin
                                                --------------------------------
                                                      Philip  G.  Franklin  Vice
                                                     President,  Treasurer,  and
                                                     Chief Financial Officer (As
                                                     duly authorized officer and
                                                     as the principal  financial
                                                     and accounting officer)