Form 10-Q
period 2000-09-30
LITTELFUSE INC /DE
filed 2000-11-14
CIK 889331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

          X    QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF - 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2000 OR

               TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OF  15(d)  OF  THE
                    SECURITIES EXCHANGE ACT OF ---- 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _________

                         Commission file number 0-20388

                                LITTELFUSE, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        36-3795742
    -----------------------------                        ----------------
   (State or other jurisdiction                           (I.R.S. Employer
   of incorporation or organization)                      Identification No.)

      800 East Northwest Highway
            Des Plaines, Illinois                                 60016
  ---------------------------------------------                 ----------
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
                                                             Yes X    No
                                                             ----    ----

         As of September 30, 2000, 20,075,025 shares of common stock, $.01 par value, of the Registrant and warrants to purchase 1,955,189 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                        PAGE
Item 1.  Financial Statements

         Condensed Consolidated Statements of Income for the periods ended
         September 30, 2000 and October 2, 1999...........................1

         Condensed Consolidated Balance Sheets for the periods ended
         September 30, 2000 and January 1, 2000...........................2

         Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2000 and October 2, 1999.....................3

         Notes to the Condensed Consolidated Financial Statements.........4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ..................7

Item 3.   Qualitative and Quantitative Disclosures about Market Risk ....12


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................13



                             CONDENSED CONSOLIDATED
                              STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)


                                                                     For the Three                           For the Nine
                                                                      Months Ended                           Months Ended
                                                            September 30,         October 2,        September 30,        October 2,
                                                                 2000                1999               2000                1999
                                                                 ----                ----               ----                ----


Net sales                                                $    96,362           $   73,292        $    289,037         $ 214,357
Cost of sales                                                  57,623               43,975             171,719           131,200
                                                         ------------          -----------       -------------        ----------
Gross profit                                                   38,739               29,317             117,318            83,157


Selling, general and administrative expenses                   17,914               13,911               53,606            39,457
Research and development expenses                               2,853                2,138                8,261             7,023
Amortization of intangibles                                     1,701                1,730                5,249             5,214
                                                         -------------         ------------      ---------------      ------------

Operating income                                               16,271               11,538               50,202            31,463

Interest expense                                                1,104                 1,330                3,527             4,026
Other (income) /expense                                          (276)                 (420)              (1,877)             (978)
                                                         --------------        --------------    ----------------     -------------

Income before income taxes                                     15,443                10,628               48,552            28,415


Income taxes                                                    5,715                 4,040               17,964            10,799

Net income                                               $      9,728           $     6,588       $       30,588        $   17,616

Net income per share                          -Basic     $       0.49           $      0.34       $        1.54         $     0.90
                                              -Diluted   $       0.44           $      0.30       $        1.38         $     0.81



Weighted-average shares and
Equivalent shares outstanding                                 20,078                19,505              19,821              19,591
                                             -Basic       ===========           ==============    =============        ============

                                             -Diluted         22,306                21,712              22,202              21,747
                                                          ===========           ==============    =============        ============




                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)


                                                                              September 30,          January 1,
                                                                                  2000                  2000
                                                                                  ----                  ----

                                    ASSETS
      Cash and cash equivalents                                            $       6,096        $    1,888
      Receivables                                                                 67,992            59,583
      Inventories                                                                 55,525            48,916
      Other current assets                                                        10,271             8,750
                                                                           -------------        -----------

      Total current assets                                                 $     139,884        $  119,137

      Property, plant, and equipment, net                                         91,840            91,791
      Reorganization value, net                                                   31,826            33,943
      Other intangible assets, net                                                26,557            29,570
      Other assets                                                                   583             1,257
                                                                           ---------------      -----------
                                                                           $     290,690        $  275,698
                                                                           ===============      ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

      Current liabilities excluding current portion
          of long-term debt                                                        51,678           57,241
      Current portion of long-term debt                                            17,807           20,974
                                                                           --------------       ---------

      Total current liabilities                                                    69,485           78,215

      Long-term debt                                                               50,737           55,460
      Deferred liabilities                                                          4,522            4,490
      Other long-term liabilities                                                     894              501

       Shareholders' Equity                                                       165,052          137,032
                                                                           --------------        ---------
       Shares issued and outstanding:  20,075,025
                                                                            $     290,690        $ 275,698
                                                                           ==============        ==========






                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                               For the Nine
                                                                               Months Ended
                                                                       September 30,     October 2,
                                                                           2000             1999
                                                                           ----             ----
Operating activities:
Net income                                                           $     30,588       $  17,616
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation                                                          14,923          13,012
      Amortization                                                           5,249           5,214
  Changes in operating assets and liabilities:
      Accounts receivable                                                   (9,818)        (15,388)
      Inventories                                                           (7,039)         (3,517)
      Accounts payable and accrued expenses                                 (5,593)          6,398
      Other, net                                                              (146)         (1,701)
                                                                     ---------------    ------------

Net cash provided by operating activities                            $    28,164        $   21,634

Cash used in investing activities:
  Purchases of property, plant, and equipment, net                       (15,665)          (16,504)
                                                                     ------------          --------
  Net cash used in investing activities                                  (15,665)          (16,504)


Cash provided by (used in) financing activities:
  Payments of long-term debt, net                                         (7,294)           (15,036)
  Proceeds from exercise of stock options and warrants                     4,035              1,207
  Purchase of common stock and warrants                                   (4,095)           (10,476)
                                                                     ------------       -----------
  Net cash used in financing activities                                   (7,354)           (24,305)


Effect of exchange rate changes on cash                                     (938)              (198)
                                                                     ------------       -------------

Increase/ (decrease) in cash and cash equivalents                          4,207            (19,373)


Cash and cash equivalents at
    Beginning of period                                                    1,888             27,961
                                                                     ------------       --------------

Cash and cash equivalents at end of period                           $     6,096         $    8,588
                                                                     ============       ==============


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2000

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

2. Inventories

The components of inventories are as follows (in thousands):


                                                                      September 30,         January 1,
                                                                           2000                 2000
                                                                        --------            ------------

                                    Raw material                        $14,998              $ 12,684
                                    Work in process                      16,459                14,854
                                    Finished goods                       24,068                21,378
                                                                         -------             ---------
                                      Total                             $55,525              $ 48,916
                                                                        ========             =========

3. Per Share Data

Net income per share amounts for the three months and nine months ended September 30, 2000 and October 2, 1999 are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):



                                                               Three months                  Nine months
                                                                   ended                       ended
                                                   September 30,    October 2,        September 30,  October 2,
                                                     2000             1999                2000          1999
                                                   ---------        ---------          ---------      ---------


Average shares outstanding                           20,078          19,505              19,821          19,591

Net effect of dilutive stock options,
warrants and restricted shares
                                - Basic               -                -                    -                -
                                                 -----------      ----------          ------------    ----------
         - Diluted                                   2,228           2,207                 2,381          2,156
                                                 -----------      ----------          ------------    ----------


Average shares outstanding
         - Basic                                   20,078           19,505                19,821         19,591
                                                   ======           ======                ======      ==========
         - Diluted                                 22,306           21,712                22,202         21,747
                                                   ======           ======             ==========     ==========

Net income                                         $9,728          $ 6,588             $  30,588      $  17,616
                                                   ======          =======             ==========     ==========

Net income per share
       - Basic                                   $   0.49        $   0.34              $    1.54      $    0.90
                                                 ========        ========              ==========     ==========
       - Diluted                                 $   0.44        $   0.30              $    1.38      $    0.81
                                                 ========        ========              ==========     ==========




4. Comprehensive Income

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," total comprehensive income for the three months ended September 30, 2000, and October 2, 1999, was approximately $8.5 million and $7.2 million, respectively, and the nine months ended September 30, 2000, and October 2, 1999, was $28.1 million and $16.4 million, respectively. The adjustment for comprehensive income is related to the Company's foreign currency translation.

5. Recently Issued Accounting Standard

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivatives and hedging activities. The Company is required to adopt SFAS 133 on March 31, 2001, and does not expect adoption to have a material effect on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales for the third quarter 2000 increased 31% or $23.1 million to $96.4 million, compared to $73.3 million in the third quarter of 1999. Growth in worldwide demand for electronic products, particularly in the telecommunications and wireless markets, continued to be the driving force behind increased sales.

Sales in the Americas increased 33% over the third quarter of 1999 primarily due to continued strength in the electronics market. Sales in Europe grew 28% in dollars and 43% in constant currency, and in the Asia-Pacific region sales increased 31% in dollars and 30% in constant currency. Increased electronic product sales contributed to higher sales in all regions of the world.

Electronic sales increased to $61.6 million in the third quarter of 2000 from $38.6 million in the same quarter of last year for an increase of $23.0 million or 60%. Excluding sales of suppression products, acquired in October 1999, sales of electronic products increased $13.4 million or 35% over the prior year. Automotive sales increased to $23.9 million in the third quarter 2000 from $23.4 million in the same quarter last year for an increase of $0.5 million or 2%. Automotive sales excluding suppression products were down 3%, as higher U.S. automotive OEM sales were offset by lower U.S. aftermarket sales and the effects of the weaker Euro. Power fuse sales decreased $0.5 million or 5% to $10.8 million in the third quarter 2000 from $11.3 million in the same quarter last year.

Gross margin was $38.7 million or 40.2% of sales for the third quarter of 2000 compared to $29.3 million or 40.0% in the same quarter last year. Operating income increased to $16.3 million or 16.9% of sales in the third quarter of 2000 compared to $11.5 million or 15.7% in the prior year. The continued benefit from higher unit volumes and ongoing cost reduction activities contributed to the increase in gross margin and operating income as compared to the prior year.

Operating expenses, excluding amortization, were $20.8 million or 21.6% of sales for the third quarter of 2000 compared to $16.0 million or 21.9% of sales for the same quarter in the prior year. Amortization of the reorganization value and other intangibles decreased to 1.8% of sales for the third quarter of 2000, from
2.4 % of sales in the third quarter of 1999 due to increased sales. Total operating expenses, including intangible amortization, were 23.3% of sales in the third quarter of 2000 compared to 24.3% of sales in the same quarter last year.

Interest expense was $1.1 million in the third quarter of this year compared to $1.3 million in the third quarter of last year due to lower average debt levels. Other income was $0.3 million for the third quarter of 2000 compared to $0.4 million in the third quarter of the prior year.

Income before income taxes was $15.4 million for the third quarter 2000 compared to $10.6 million for the third quarter of 1999. Income taxes were $5.7 million with an effective tax rate of 37% for the third quarter of 2000 compared to $4.0 million with an effective tax rate of 38% in the third quarter of last year.

Net income increased 48% to $9.7 million in the third quarter this year compared to $6.6 million in the third quarter of last year and diluted earnings per share increased 44% to $0.44 in the third quarter this year compared to $0.30 per diluted share in the same quarter last year.

Nine Months, 2000.

Sales for the first nine months increased 35% to $289.0 million from $214.4 million last year. Nine months electronics sales were up 68% at $179.4 million compared to $107.0 million last year. Automotive sales were up 4% at $77.7 million compared to $74.9 million last year. Power fuse sales were down 2% at $31.9 million from $32.5 million last year. As detailed above in discussion of the quarterly results, increased sales of electronic products have been driven by telecommunications and wireless applications.

Gross margin was $117.3 million or 40.6% for the first nine months of 2000 compared to $83.2 million or 38.8% the first nine months of last year. Operating income for the first nine months of 2000 increased 59.6% to $50.2 million from $31.5 million last year.

Operating expenses, excluding amortization, were 21.4% of sales for the first nine months of 2000 compared to 21.7% last year. The amortization of intangibles was 1.8% of sales for the first nine months of 2000 compared to 2.4% last year. Total operating expenses including intangibles amortization were 23.2% of sales for the first nine months of 2000 compared to 24.1% of sales for the first nine months of last year.

Interest expense was $3.5 million for the first nine months of 2000 compared to $4.0 million last year. Other income was $1.9 million for the first nine months of 2000 compared to $1.0 million for the same period last year. Income before taxes was $48.6 million for the first nine months of 2000 compared to $28.4 million the first nine months of last year. Income taxes were $18.0 million the first nine months 2000 compared to $10.8 million last year.

Net income for the first nine months of 2000 increased 74% to $30.6 million from $17.6 million for the same period last year. Earnings per share for the first nine months of 2000 increased 70% to $1.38 per diluted share compared to $0.81 per diluted share last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 2000 year with $1.9 million of cash. Net cash provided by operations was $28.2 million for the first nine months. Net cash used to invest in property, plant and equipment was $15.7 million. Cash used to repay long term debt and to repurchase stock was $11.4 million. In addition, proceeds from warrant and stock option exercises were $4.0 million, resulting in net cash used in financing activities of $7.4 million. The net increase in cash for the nine months ended September 30, 2000 was $4.2 million, leaving the Company with a cash balance of approximately $6.1 million at September 30, 2000.

The ratio of current assets to current liabilities was 2.0 to 1 at the end of the third quarter 2000 compared to 1.5 to 1 at year end 1999 and 1.9 to 1 at the end of the third quarter 1999. The days sales in receivables was approximately 64 days at the end of the third quarter 2000 compared to 68 days at year-end 1999 and 69 days at third quarter end 1999. The days inventory outstanding was approximately 91 days at third quarter end 2000 compared to 94 days at year-end 1999 and 82 days at third quarter end 1999.

The Company's capital expenditures were $7.6 million for the third quarter 2000. The Company expects that capital expenditures, which are primarily for new machinery, equipment and information systems, will be approximately $22 million for the full year 2000.

The long-term debt at the end of the third quarter 2000 consisted of five types totaling $68.5 million. They are as follows: (1) private placement notes totaling $50.0 million, (2) foreign revolver borrowings totaling $3.2 million,
(3) notes payable relating to mortgages totaling $0.3 million, (4) U.S. revolver borrowings totaling $13.5 million and (5) other long-term debt, including capital leases, totaling $1.5 million. These five items include $17.8 million of senior notes and mortgage notes, which are considered to be current liabilities. This leaves net long-term debt totaling $50.7 million at September 30, 2000. During the quarter, the Company made the final $9.0 million principal payment on the 1993 private placement notes. The remaining private placement notes carry an interest rate of 6.16%. The Company has a $55.0 million revolver in the U.S., of which $41.5 million was available at September 30, 2000. The bank revolver loan notes carry an interest rate of prime or LIBOR plus 0.375%, which currently is approximately 7.0%. The Company also has an $8.0 million letter of credit facility, of which approximately $1.6 million was being used at September 30, 2000


Business Segment Information

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

Information concerning the operations in these geographic segments for the period ended September 30, 2000 and October 2, 1999, is as follows (in thousands):




                                             Three              Three                     Nine              Nine
                                             Months            Months                    months            months
                                             Ended              Ended                    Ended             Ended
                                       September 30, 2000  October 2, 1999         September 30, 2000 October 2, 1999

Revenues
The Americas                                      $56,337           $42,485                  $168,472        $124,498
Europe                                             14,316            11,200                    48,031          36,274
Asia-Pacific                                       25,709            19,607                    72,534          53,585
                                                   ------           -------                    ------         ------
Combined Total                                     96,362            73,292                   289,037         214,357
Corporate                                               0                 0                         0               0
Reconciliation                                          0                 0                         0               0
                                                       --                --                        --              -
Consolidated Total                               $96,362            $73,292                  $289,037        $214,357
                                                 ========          ========                  ========        ========


Intersegment Revenues
The Americas                                      $12,957            $8,425                   $33,181         $23,656
Europe                                              8,809             2,768                    23,861           8,141
Asia-Pacific                                       1,595              1,005                     4,682           2,647
                                                   ------             -----                     -----          -----
Combined Total                                     23,361            12,198                    61,724          34,444
Corporate                                               0                 0                         0               0
Reconciliation                                   (23,361)          (12,198)                  (61,724)        (34,444)
                                                 --------          --------                  --------        --------
Consolidated Total                                      0                 0                         0               0
                                                       ==                ==                        ==              ==


Interest Expense
The Americas                                       $1,037            $1,260                    $3,262          $3,837
Europe                                                  4                 4                        75               8
Asia-Pacific                                           63                66                       190             181
                                                      ---               ---                       ---            ---
Combined Total                                      1,104             1,330                     3,527           4,026
Corporate                                               0                 0                         0               0
Reconciliation                                          0                 0                         0               0
                                                       --                --                        --              --
Consolidated Total                                 $1,104            $1,330                    $3,527          $4,026


Depreciation and Amortization
The Americas                                       $2,828            $2,767                    $8,578          $7,659
Europe                                                698               431                     2,092           1,092
Asia-Pacific                                        1,155               957                     3,133           2,708
                                                   ------              ----                     -----          ------
Combined Total                                      4,681             4,155                    13,803          11,459
Corporate                                           2,080             2,259                     6,369           6,767
Reconciliation                                         0                 0                         0               0
                                                       --                --                        --              --
Consolidated Total                                 $6,761            $6,414                   $20,172         $18,226



Other income (loss)
The Americas                                         $(5)              $243                    $1,167            $782
Europe                                                153                 7                       420             144
Asia-Pacific                                          128                170                      290              52
                                                     ----               ---                       ---              --
Combined Total                                        276               420                     1,877             978
Corporate                                               0                 0                         0               0
Reconciliation                                          0                 0                         0               0
                                                       --                --                        --              --
Consolidated Total                                   $276              $420                    $1,877            $978

Income Tax Expense
The Americas                                       $3,243            $2,437                   $10,530          $5,347
Europe                                              1,211               814                     3,958           3,080
Asia-Pacific                                        1,261               789                     3,476           2,372
                                                   ------              ----                     -----          -----
Combined Total                                      5,715             4,040                    17,964          10,799
Corporate                                               0                 0                         0               0
Reconciliation                                          0                 0                         0               0
                                                       --                --                        --              --
Consolidated Total                                 $5,715            $4,040                   $17,964         $10,799

Net Income
The Americas                                       $5,849            $5,590                   $20,357         $14,841
Europe                                              2,021             1,683                     7,401           5,676
Asia-Pacific                                        3,938             1,579                      9,220          3,871
                                                   ------            ------                     -----          -----
Combined Total                                     11,808             8,852                    36,978          24,388
Corporate                                         (2,080)           (2,264)                   (6,390)         (6,772)
Reconciliation                                         0                 0                         0               0
                                                       --                --                        --              --
Consolidated Total                                 $9,728            $6,588                   $30,588         $17,616

Revenues
Electronic                                        $61,638           $38,587                  $179,438        $106,958
Automotive                                         23,927            23,376                    77,708          74,907
Power                                              10,797            11,329                     31,891         32,492
                                                   -------           -------                    ------         ------
Consolidated Total                                $96,362           $73,292                   $289,037       $214,357
                                                  ========          ========                  ========       ========


Revenues from no single customer of the Company amount to 10% or more for the quarter ended September 30, 2000.

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

The Company had long-term debt outstanding at September 30, 2000 in the form of Senior Notes and lines of credit at both variable and fixed interest rates. Since substantially all of the debt has fixed interest rates, the Company's interest expense is not sensitive to changes in interest rate levels.

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

PART II - OTHER INFORMATION

Item 6:           Exhibits and Reports on Form 8-K

                (a)          Exhibit                        Description

                            Exhibit 3.2                 Bylaws (as amended)

                            Exhibit 27                  Financial Data Schedule

               (b) There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Littelfuse, Inc.


Date:  November 14, 2000                  By  /s/ Philip G. Franklin
                                             --------------------------------
                                              Philip G. Franklin
                                              Vice President, Treasurer,
                                               and Chief Financial Officer
                                                 (As duly authorized officer
                                                 and as the principal financial
                                                 and accounting officer)