Form 10-K405
period 2000-12-30
LITTELFUSE INC /DE
filed 2001-03-26
CIK 889331

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K
              [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
  (Mark One)      for the fiscal year ended December 30, 2000 or
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                        for the transition period from to

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value, and Warrants to purchase shares of Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of 17,997,840 shares of voting stock held by non-affiliates of the registrant was approximately $483,691,950 based on the last reported sale price of the registrant's Common Stock, $.01 par value, as reported on The Nasdaq Stock Market on March 9, 2001.

         As of March 9, 2001, the registrant had outstanding 19,825,901 shares of Common Stock, $.01 par value, and Warrants to purchase 1,953,389 shares of Common Stock, $.01 par value.

         Portions of the following documents have been incorporated herein by reference to the extent indicated herein:
         Littelfuse, Inc. Proxy Statement dated March 26, 2001 (the "Proxy Statement") -- Part III.
         Littelfuse, Inc. Annual Report to Stockholders for the year ended December 30, 2000 (the "Annual Report") -- Parts II and III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Littelfuse, Inc. (the "Company" or "Littelfuse") is a leading manufacturer and seller of fuses and other circuit protection devices for use in the electronic, automotive and general industrial markets. Management believes the Company is ranked first in market share in both the electronic and automotive markets and third in the electrical fuse market in North America. Management believes the Company is also first in market share in both the electronic and automotive markets worldwide.

         In the electronic market, leading manufacturers such as Arrow, Celestica, Cisco, Compaq, Dell Computer, Future Electronics, GE, Intel, Lucent Technologies, Motorola, Nokia, Nortel, Panasonic, Samsung, Solectron and Sony obtain a substantial portion of their electronic circuit protection requirements from the Company. In the automotive market, the Company or its licensees have customer relationships with all leading automobile manufacturers throughout the world. Littelfuse provides substantially all of the automotive fuse requirements for vehicles manufactured domestically by General Motors, Ford and Daimler Chrysler as well as all Japanese and most European auto manufacturer transplants. The Company also competes in the electrical fuse market selling to companies such as International Paper, John Deere, U.S. Steel, Otis Elevator, Procter & Gamble, Heinz, Rockwell, Carrier and GE. See "Business Environment:
Circuit Protection Market."

         The Company manufactures its products on fully integrated manufacturing and assembly equipment, much of which is designed and built by its own engineers. The Company fabricates and assembles a majority of its products and maintains product quality through a rigorous quality assurance program with all sites certified under ISO 9000 standards and its world headquarters certified under the QS9000 standards.

         The Company's products are sold worldwide through a direct sales force and manufacturers' representatives. For the year ended December 30, 2000, approximately 48% of the Company's net sales were to customers outside the United States (exports and foreign operations).

         References herein to "1998" or "fiscal 1998" refer to the fiscal year ended January 2, 1999. References herein to "1999" or "fiscal 1999" refer to the fiscal year ended January 1, 2000. References herein to "2000" or "fiscal 2000" refer to the fiscal year ended December 30, 2000.

BUSINESS ENVIRONMENT:  CIRCUIT PROTECTION MARKET

         The circuit protection market can be broadly categorized into three major product areas: electronic, automotive and electrical. The Company sells products designed for the electronic, automotive and electrical areas. The Company entered the circuit protection market in 1927 with the development and introduction of the first small, fast-acting fuse capable of protecting sensitive test meters. Since that time, the Company has diversified its involvement in the circuit protection market to become a leader in the production of electronic and automotive fuses. The Company also entered the electrical fuse market in 1983 with a broad line of fuses, including several proprietary products. The Company believes it is a market leader in circuit protection devices, offering the broadest line of products in the industry and has the global presence to serve major markets throughout the world.

LITTELFUSE PRODUCTS

Net sales of the Company's products by industry category for the periods indicated are as follows:

                                               Fiscal Year
                                             (in thousands)
                             ---------------------------------------------------

                                    2000             1999            1998
                             ---------------------------------------------------
             Electronic              $232,678         $154,141         $133,085
             Automotive               100,035          101,270           96,686
             Electrical                39,207           40,956           39,769
                             ---------------------------------------------------
                  Total              $371,920         $296,367         $269,540
                             ===================================================

ELECTRONIC PRODUCTS

Electronic circuit protection products are used to protect circuits in a multitude of electronic systems. The Company's product offering consists of five major categories: (1) fuses and protectors, (2) positive temperature coefficient
(PTC) resettables (3) varistors (4) electrostatic discharge suppressors (5) diode arrays and thyristors and (6) fuseholders, blocks and other.

Electronics fuses and protectors are devices which contain an element which melts in an overcurrent condition. Electronic miniature and subminiature fuses are designed to provide circuit protection in the limited space requirements of electronic equipment. The company's fuses are used in a wide variety of electronic products including wireless telephones, consumer electronics, computers, modems and telecommunications equipment. The Company markets its products under the following trademarked and brand names: PICO(R) II; NANO2 (R) SMF; ALF(TM) II and SMTelecom(TM).

Resettables are positive temperature coefficient (PTC) polymer devices that limit the current when an overcurrent condition exists and then reset themselves once the overcurrent condition has cleared. The Company markets a line of surface mount PTC devices used primarily for computer and peripheral applications such as motherboards, disk drives, modems and printers.

Varistors are ceramic based high energy absorption devices that provide transient overvoltage and surge suppression for automotive, telecommunication consumer electronics and industrial applications. The Company's product line offers both radial leaded and multilayer surface mount products.

Electrostatic discharge (ESD) suppressors are polymer based devices that protect an electronic system from failure due to rapid transfer of electrostatic charge to the circuit. The Company's PulseGuard(R) line of ESD suppressors is used in PC and PC peripherals, digital consumer electronics and wireless applications.

Diode arrays and thyristors are fast switching silicon semiconductor structures commonly used to protect telecommunications circuits from overvoltage transients such as those resulting from lightning. Applications include telephones, modems, data transmission lines and alarm systems.

OTHER PRODUCTS. In addition to the above products, the Company is also a supplier of fuse holders (including OMNI-BLOK(R)), fuse blocks (including Powr-Blok(R) power distribution systems) and fuse clips primarily to customers that purchase circuit protection devices from the Company.

AUTOMOTIVE PRODUCTS

Fuses are extensively used in automobiles, trucks, buses and off-road equipment to protect electrical circuits and the wires that supply electrical power to operate lights, heating, air conditioning, windshield wipers, radios, windows and other controls. Currently, a typical automobile contains 30 to 70 fuses, depending upon the options installed. The fuse content per vehicle is expected to continue to grow as more electronic features are included in automobiles. The Company also supplies fuses for the protection of electric and hybrid vehicles.

The Company is a primary supplier of automotive fuses to United States, Japanese and European automotive OEMs, automotive component parts manufacturers and automotive parts distributors. The Company also sells its fuses in the replacement parts market, with its products being sold through merchandisers, discount stores and service stations, as well as under private label by national firms. The Company invented and owns all of the U.S. patents related to the blade type fuse which is the standard and most commonly used fuse in the automotive industry. The Company's automotive fuse products are marketed under the following trademarked and brand names: ATO(R); MINI(R); MAXI(R); MIDI(R); J-CASE(R) and MEGA(R).

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

The Company has licensed its patented Mini(R) and Maxi(TM) automotive fuse designs to Bussmann, a division of Cooper Industries. Bussmann is the Company's largest domestic competitor. Additionally, the Company has entered into a licensing agreement with Pacific Engineering Company, Ltd., a Japanese fuse manufacturer, which produces and distributes the Company's patented Mini(R) automotive fuses to the Pacific Rim manufacturing operations of Japanese based automobile manufacturers. See "Business -- Patents, Trademarks and Other Intellectual Property" and "Competition."

ELECTRICAL PRODUCTS

The Company entered the electrical fuse market in 1983 and manufactures and sells a broad range of low-voltage circuit protection products to electrical distributors and their customers in the construction, original equipment manufacturers ("OEM") and industrial maintenance and repair operations ("MRO") markets.

Power fuses are used to protect circuits in various types of industrial equipment and circuits in industrial plants, office buildings and residential units. They are rated and listed under one of many Underwriters' Laboratories fuse classifications. Major applications for power fuses include protection from over-load and short-circuit currents in motor branch circuits, heating and cooling systems, control systems, lighting circuits and electrical distribution networks.

The Company's POWR-GARD(TM) product line features the Indicator(TM) series power fuse used in both the OEM and MRO markets. The Indicator(TM) technology provides visual blown fuse indication at a glance, reducing maintenance and downtime on production equipment. The Indicator(TM) product offering is widely used in motor protection and industrial control panel applications.

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

Proposals for the development of new products are initiated primarily by sales and marketing personnel with input from customers. The entire product development process typically ranges from 6 to 18 months with continuous efforts to reduce the development cycle. During the fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999, the Company expended approximately $11.2 million, $9.5 million and $8.4 million, respectively, on product design and development.

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

As of December 30, 2000, the Company owned 122 patents in North America, 25 patents in the European Economic Community and 44 patents in other foreign countries. The Company has also registered trademark protection for certain of its brand names and logos. The 122 North American patents are in the following categories: 53 Electronic, 14 Resettable, 25 Automotive, 22 Power Fuse and 8 miscellaneous.

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

License royalties amounted to $338,000, $250,000 and $286,000 for fiscal 2000, 1999 and 1998, respectively.

MANUFACTURING

Much of the Company's manufacturing equipment is custom designed by its engineers, and the Company performs the majority of its own fabrication. The Company stamps some of the metal components used in its fuses, holders and switches from raw metal stock and makes its own contacts and springs. However, the Company does depend upon a single source for a substantial portion of its stamped metal end caps for one family of electronic fuses. The Company believes that alternative stamping sources are available at prices which would not have a material adverse effect on the Company. The Company also performs its own plating (silver, nickel, zinc, tin and oxides). In addition, all thermoplastic molded component requirements used for such products as the ATO(R), MINI(R) and MAXI(TM) product lines are met through the Company's in-house molding capabilities.

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

MARKETING

The Company's domestic sales staff of over 70 people maintains relations with major OEMs and distributors. The Company's sales and engineering personnel interact directly with the OEM engineers to ensure maximum circuit protection and reliability within the parameters of the OEM design. Internationally, the Company maintains a sales staff of over 40 people and sales offices in The Netherlands, England, Ireland, Singapore, Korea and China. The Company also markets its products indirectly through a worldwide organization of over 120 manufacturers' representatives and distributes through an extensive network of electronic, automotive and electrical distributors.

ELECTRONIC. The Company retains manufacturers' representatives to sell its electronic products and to call on major domestic and international OEMs and distributors. The Company distributes approximately 32% of its domestic products directly to OEMs, with the remainder sold through distributors nationwide.

In the Asia-Pacific region, the Company maintains a direct sales staff and one or more manufacturers' representatives in Japan, Singapore, Korea, Taiwan, China, Malaysia, Thailand, India, Indonesia, Philippines and Australia. In Europe, the Company maintains a direct sales force to call on OEMs exclusively and utilizes manufacturers' representatives to approach distributors and smaller OEMs. Unlike its domestic representatives, these manufacturers' representatives purchase inventory from the Company to facilitate delivery and reduce financial risks associated with currency exchange rate fluctuations.

AUTOMOTIVE. The Company maintains a direct sales force to service all the major automotive OEMs (including the United States manufacturing operations of foreign-based OEMs) through both the engineering and purchasing departments of these companies. Twenty-two manufacturers' representatives represent the Company's products to aftermarket fuse retailers such as Autozone, Pep Boys, and K-Mart. In Europe, the Company uses both a direct sales force and manufacturers' representatives to distribute its products to Mercedes Benz, BMW, Volvo, Saab, Jaguar and other OEMs, as well as aftermarket distributors. In the Asia-Pacific region, the Company has licensed its automotive fuse technology to a Japanese firm, which supplies the majority of the automotive fuses to the Japanese manufacturing operations in the region including Toyota, Honda and Nissan. Additionally, the Company has a direct sales staff in Korea to call on major OEMs in that market.

ELECTRICAL. The Company markets and sells its power fuses through manufacturers' representatives across North America. These representatives sell power fuse products through an electrical distribution network comprised of approximately 1,600 distributor buying locations. These distributors have customers that include electrical contractors, municipalities, utilities and factories (including both MRO and OEM). Some of the manufacturers' representatives have consigned inventory in order to facilitate rapid customer delivery.

The Company's field sales force (including application engineers) and manufacturers' representatives call on both distributors and end-users (consulting engineers, municipalities, utilities and OEMs) in an effort to educate these customers on the capabilities and characteristics of the Company's products.

BUSINESS SEGMENT INFORMATION

The Company has three reportable business segments: The Americas, Europe and Asia-Pacific. For information with respect to the Company's operations in its three geographic areas for the fiscal year ended December 30, 2000, see "Item 8. Financial Statements and Supplementary Data - Business Segment Information" incorporated herein by reference.

CUSTOMERS

The Company sells to over 10,000 customers worldwide. No single customer accounted for more than 10% of net sales during the last three years except for a Japanese stocking representative which accounted for 10.2% in 1998. During the 2000, 1999 and 1998 fiscal years, net sales to customers outside the United States (exports and foreign operations) accounted for approximately 48.4%, 46.1% and 43.0%, respectively, of the Company's total net sales.

COMPETITION

The Company's products compete with similar products of other manufacturers, some of which have substantially greater financial resources than the Company. In the electronics market, the Company's competitors are AVX, Bel Fuse, Bourns, Cooper Electronics, EPCOS, Raychem Division of TYCO International, San-O Industrial Corp., STMicroelectronics and Wickmann-Werke GmbH. In the automotive fuse market, the Company's competitors, both in sales to automobile manufacturers and in the aftermarket, are Bussmann Division of Cooper Industries and Pudenz Division of Wickmann-Werke. The Company licenses several of its automotive fuse designs to Bussmann. In the electrical market, the Company's major competitors include Cooper Bussmann and Ferraz Shawmut. The Company believes that it competes primarily on the basis of innovative products, the breadth of available product lines, the quality and design of its products and the responsiveness of its customer service rather than through price competition.

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

EMPLOYEES

During 2000, the Company employed an average of 3,800 persons. Approximately 45 employees in Des Plaines, 56 employees in Korea and 600 employees in Mexico are covered by collective bargaining agreements. The Des Plaines agreement expires March 31, 2002, the Korea agreement expires May 16, 2001 and the Mexico agreement expires January 31, 2003. The Company believes that its employee relations are satisfactory and that its employees, many of whom have long experience with the Company, represent a valuable resource. The Company emphasizes employee training and development and has established Quality Improvement Process (QIP) training for its employees worldwide to promote product quality and customer satisfaction.

ENVIRONMENTAL REGULATION

The Company is subject to numerous federal, state and local regulations relating to air and water quality, the disposal of hazardous waste materials, safety and health. Compliance with applicable environmental regulations has not significantly changed the Company's competitive position, capital spending or earnings in the past and the Company does not presently anticipate that compliance with such regulations will change its competitive position, capital spending or earnings for the foreseeable future. The Company employs an environmental engineer to monitor regulatory matters and believes that it is currently in compliance in all material respects with applicable environmental laws and regulations, except with respect to its facility located in Ireland. This facility was acquired in October 1999 in connection with the acquisition of the Harris suppression products division. Corrective steps are being taken to bring this facility into compliance with Irish environmental laws, and the Company received an indemnity from Harris Corporation with respect to these matters.


ITEM 2.  PROPERTIES


LITTELFUSE FACILITIES

The Company's operations are located in 20 owned or leased facilities worldwide, containing approximately 902,000 square feet. The U.S. headquarters and principal fabrication and distribution facility is located in Des Plaines, Illinois, supported by two additional plants in Illinois and one in Mexico. European headquarters and the primary European distribution center is in Utrecht, The Netherlands, with manufacturing plants in England, Ireland and Switzerland. Asia-Pacific operations include distribution centers located in Singapore and Japan, with manufacturing plants in Korea, China and the Philippines. The Company does not believe that it will encounter any difficulty in renewing its existing leases upon the expiration of their current terms. Management believes that the Company's facilities are adequate to meet its requirements for the foreseeable future.

The following table provides certain information concerning the Company's facilities:

                                                              Lease
                                           Size      Lease/   Expiration  Industry
Location                  Use              (sq.ft.)  Own      Date        Focus
--------                  ---              --------  ---      ----        -------
Des Plaines, Illinois     Administrative,  340,000   Owned     --         Auto, Electronic,
                          Engineering,                                    Power
                          Manufacturing,
                          Testing and
                          Research

Centralia, Illinois       Manufacturing     45,200   Owned     --         Electronic

Arcola, Illinois          Manufacturing     36,000   Owned     --         Power

Piedras Negras, Mexico    Manufacturing     50,031   Leased   2003        Auto, Electronic,
                                                                          Power

Piedras Negras, Mexico    Manufacturing     12,594   Leased   2003        Electronic and
                                                                          Power

Piedras Negras, Mexico    Manufacturing,    22,711   Leased   2002        Electronic and
                          Warehousing                                     Power

Piedras Negras, Mexico    Warehousing        9,413   Leased   2001        Electronic and
                                                                          Power

Washington, England       Manufacturing,    60,000   Owned     --         Electronic, Auto,
                          Sales and                                       Other
                          Distribution

Utrecht, The Netherlands  Warehousing        8,680   Leased   2001        Auto, Electronic,
                                                                         Other

Utrecht, The Netherlands  Sales,            12,000   Owned     --         Auto, Electronic,
                          Administrative                                  Other
                          and Engineering

Grenchen, Switzerland     Manufacturing     11,000   Owned     --         Auto


                                                             Lease
                                          Size      Lease/   Expiration  Industry
Location                  Use              (sq.ft.)  Own      Date        Focus
--------                  ---              --------  ---      -------     -------
Singapore                 Sales and         19,022   Leased   2003        Electronic and Auto
                          Distribution

Seoul, Korea              Sales and         29,175   Owned     --         Electronic and Auto
                          Manufacturing

Philippines               Manufacturing     58,127   Owned     --         Electronic

Suzhou, China             Manufacturing     40,000   Owned     --         Electronic

Hong Kong, China          Sales              3,079   Leased   2002        Electronic

Yokohama, Japan           Sales and          6,243   Leased   2001        Electronic
                          Distribution
Yokohama, Japan           Sales and         17,858   Leased   2004        Electronic
                          Distribution
Sao Paulo, Brazil         Sales                800   Leased   2000        Electronic, Auto

Dundalk, Ireland          Manufacturing    120,000   Owned     --         Electronic, Auto

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that it believes will have a material adverse effect upon the conduct of its business or its financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's stockholders during the fourth quarter of fiscal 2000.


EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

     Name             Age                      Position
     ----             ---                      --------
Howard B. Witt         60      Chairman, President and Chief Executive Officer

Kenneth R. Audino      57      Vice President, Organizational Development
                                 and Total Quality Management

William S. Barron      58      Vice President, Marketing and Sales

Philip G. Franklin     49      Vice President, Treasurer and Chief Financial
                                  Officer

Hans Ouwehand          54      Vice President, European Operations

Mary S. Muchoney       55      Secretary


Officers of Littelfuse are elected by the Board of Directors and serve at the discretion of the Board.

Howard B. Witt was elected as the Chairman of the Board of the Company in May, 1993. He was promoted to President and Chief Executive Officer of the Company in February, 1990. Prior to his appointment as President and Chief Executive Officer, Mr. Witt served in several other key management positions since joining the Company as Operations Manager in 1979. Mr. Witt serves as a Director of Franklin Electric Co., Inc. and Material Sciences Corporation and is a member of the Electronic Industries Alliance Board of Directors and the Board of Governors of the National Electrical Manufacturers Association. He also serves as a director of the Artisan Mutual Fund.

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

Philip G. Franklin, Vice President, Treasurer and Chief Financial Officer, has responsibility for the treasury, investor relations, accounting, information systems and global supply chain functions of the Company. Mr. Franklin joined the Company in 1998 from OmniQuip International, a $450 million construction equipment manufacturer which he helped take public.

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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information set forth under "Quarterly Stock Price" on page 34 of the Annual Report to Stockholders is incorporated herein by reference. As of March 9, 2001, there were 227 holders of record of the Company's Common Stock and approximately 5,000 beneficial holders of its Common Stock.

Since September 22, 1992, shares of the Common Stock have been traded under the symbol "LFUS" on The Nasdaq Stock Market.

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

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth under "Selected Financial Data - Five Year Summary" on page 34 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 20 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information set forth under "Market Risk" on page 20 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors and the Consolidated Financial Statements and notes thereto of the Company set forth on pages 21 through 33 of the Annual Report to Stockholders are incorporated herein by reference.

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

                      (i)   Report of Independent Auditors (page 21)

                      (ii) Consolidated Statements of Financial Condition as of December 30, 2000 and January 1, 2000 (page 22).

                      (iii) Consolidated Statements of Income for the years
                            ended December 30, 2000, January 1, 2000 and
                            January 2, 1999 (page 23).

                      (iv) Consolidated Statements of Cash Flows for the years ended December 30, 2000, January 1, 2000 and January 2, 1999 (page 24).

                      (v) Consolidated Statements of Shareholders' Equity for the years ended December 30, 2000, January 1, 2000 and January 2, 1999 (page 25).

                      (vi) Notes to Consolidated Financial Statements (pages 26-33).

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

                (3)   Exhibits

                      See Exhibit Index on pages 17-19, incorporated herein by reference.

(b)         Reports on Form 8-K

            There were no reports on Form 8-K filed with the SEC during the fourth quarter of 2000.

                                LITTELFUSE, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In Thousands)


                                              Additions
                                  Balance at  Charged to              Balance at
                                  Beginning   Costs and   Deductions    End of
        Description               Of Year     Expenses       (A)         Year
                                  ----------  ----------  ----------  -------
Year ended December 30, 2000
  Allowance for losses on
    accounts receivable . . . . . $ 1,570     $   275     $   615     $ 1,230
                                  =======     =======     =======     =======

  Reserves for sales discounts
    and allowances . . . . . . .  $ 5,551     $ 2,397     $    --     $ 7,948
                                  =======     =======     =======     =======



Year ended January 1, 2000
  Allowance for losses on
    accounts receivable . . . . . $ 1,103     $   614     $   147     $ 1,570
                                  =======     =======     =======     =======

  Reserves for sales discounts
    and allowances . . . . . . .  $ 4,782     $   769     $    --     $ 5,551
                                  =======     =======     =======     =======



Year ended January 2, 1999
  Allowance for losses on
    accounts receivable . . . . . $ 1,118     $   626     $   641     $ 1,103
                                  =======     =======     =======     =======

  Reserves for sales discounts
    and allowances . . . . . . .  $ 4,781     $     1     $    --     $ 4,782
                                  =======     =======     =======     =======


(A) Write-off of uncollectible accounts, net of recoveries and foreign currency translation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Littelfuse, Inc.

                                            By /s/ Howard B. Witt
                                               ------------------
                                                  Howard B. Witt,
                                                  Chairman, President and
                                                  Chief Executive Officer

Date:  March 26, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

  /s/ Howard B. Witt
-----------------------------               Chairman of the Board, President
Howard B. Witt                              and Chief Executive Officer

 /s/ John P.  Driscoll                      Director
-----------------------------
John P. Driscoll

 /s/ Anthony Grillo                         Director
-----------------------------
Anthony Grillo

 /s/ Bruce A. Karsh                         Director
-----------------------------
Bruce A. Karsh

 /s/ John E. Major                          Director
-----------------------------
John  E. Major

 /s/ John J. Nevin                          Director
-----------------------------
John J. Nevin

 /s/ Philip G. Franklin
-----------------------------               Vice President, Treasurer
Philip G. Franklin                          and Chief Financial Officer
                                            (Principal Financial Officer)

                                 LITTELFUSE INC.
                                INDEX TO EXHIBITS

Number                           Description of Exhibit
------                           ----------------------

2.1 Plan of Reorganization under Chapter 11 of the Bankruptcy Code of Old Littelfuse (filed as exhibit 2.1 to the Company's Form 10 effective September 16, 1992 (1934 Act File No. 0-20388) and incorporated herein by reference.)

3.1 Certificate of Incorporation, as amended to date (filed as 3.1 to the Company's Form 10K for the fiscal year ended January 3, 1998 (1934 Act File No. 0-20388) and incorporated herein by reference.)

3.1A       Certificate of Designations of Series A Preferred Stock (filed as
           Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 1, 1995 (1934 Act File No. 0-20388) and incorporated herein by reference.)

3.2 Bylaws, as amended to date (filed as exhibit 3.2 to the Company's Form 10-Q for the quarterly period ended September 30, 2000 (1934 Act File No. 0-20388) and incorporated herein by reference)

4.1 Second amended restated bank credit agreement among Littelfuse, Inc., as borrower, the lenders named therein and the First National Bank of Chicago, as agent, dated as of September 1, 1998. (filed as exhibit 4.1 to the Company's Form 10K for the fiscal year ended January 2, 1999 (1934 Act File No. 0-20388) and incorporated herein by reference)

4.2 Registration Rights Agreement, dated as of December 27, 1991, between Littelfuse, Inc. and the Toronto-Dominion Bank Trust Company, as agent (filed as exhibit 4.2 to the Company's Form 10 effective September 16, 1992 (1934 Act File No. 0-20388) and incorporated herein by reference.)

4.3 Warrant Agreement, dated as of December 27, 1991, between Littelfuse, Inc., and LaSalle National Trust, N.A., as warrant agent, together with form of Warrant), as amended. (filed as exhibit 4.3A to the Company's Form 10-Q for the quarterly period ended June 28, 1997 (1934 Act File No. 0-20388) and incorporated herein by reference.)

4.4 Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended July 1, 2000 (1934 Act File No. 0-20388) and incorporated herein by reference.)

4.5 Form of Stock Option Agreement (filed as exhibit 4.5 to the Company's Form 10 effective September 16, 1992 (1934 Act File No. 0-20388) and incorporated herein by reference.)

Number                           Description of Exhibit
------                           ----------------------

4.6 Specimen Common Stock certificate (filed as exhibit 4.6 to the Company's Form 10 effective September 16, 1992 (1934 Act File No. 0-20388) and incorporated herein by reference.)

4.7 Littelfuse, Inc. Retirement Plan dated January 1, 1992, as amended and restated. (filed as exhibit 4.7 to the Company's Form 10K for the fiscal year ended December 31, 1992 (1934 Act File No. 0-20388) and incorporated herein by reference.)

4.8 Littelfuse, Inc. 401(k) Savings Plan (filed as exhibit 4.8 to the Company's Form 10K for the fiscal year ended December 31, 1992 (1934 Act File No. 0-20388) and incorporated herein by reference.)

4.10 Littelfuse Rights Plan Agreement, dated as of December 15, 1995, between Littelfuse, Inc. and LaSalle National Bank, as Rights Agent, together with Exhibits thereto, as amended (filed as exhibit 4.10 to the Company's Form 10-Q for the quarterly period ended October 3, 1998 (1934 Act File No. 0-20388) and incorporated herein by reference.)

4.11 Note Purchase Agreement dated as of September 1, 1998, relating to $60,000,000 principal amount of Littelfuse, Inc. 6.16% Senior Notes due September 1, 2005. (filed as exhibit 4.11 to the Company's Form 10K for the fiscal year ended January 2, 1999 (1934 Act File No. 0-20388) and incorporated herein by reference)

4.12 Form of Restricted Share Agreement (filed as exhibit 4.12 to the Company's Form 10-Q for the quarterly period ended July 1, 2000 (1934 Act File No. 0-20388) and incorporated herein by reference.)

10.3 Patent License Agreement, dated as of July 28, 1995, between Littelfuse, Inc. and Pacific Engineering Company, Ltd.(filed as exhibit 10.3 to the Company's Form 10K for the year ended December 28, 1996 (1934 Act File No. 0-20388) and incorporated herein by reference)

10.4 MINI(R) and MAXI(TM) License Agreement, dated as of June 21, 1989, between Littelfuse, Inc. and Cooper Industries, Inc. (filed as exhibit 4.6 to the Company's Form 10 effective September 16, 1992 (1934 Act File No. 0-20388) and incorporated herein by reference.)

10.5 Patent License Agreement, dated as of January 1, 1987, between Littelfuse, Inc. and Cooper Industries, Inc. (filed as exhibit 4.6 to the Company's Form 10 effective September 16, 1992 (1934 Act File No. 0-20388) and incorporated herein by reference.)

Number                           Description of Exhibit
------                           ----------------------

10.6 1993 Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended July 1, 2000 (1934 Act File No. 0-20388) and incorporated herein by reference.)

10.7 Littelfuse, Inc. Supplemental Executive Retirement Plan (filed as exhibit 10.10 to the Company's Form 10K for the year ended December 31, 1993 (1934 Act File No. 0-20388) and incorporated herein by reference.)

10.8 Littelfuse Deferred Compensation Plan for Non-employee Directors, as amended (filed as exhibit 10.8 to the Company's Form 10K for the year ended January 2, 1999 (1934 Act File No. 0-20388) and incorporated herein by reference.)

10.9 Littelfuse Executive Loan Program (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1995 (1934 Act File No. 0-20388) and incorporated herein by reference.)

10.10 Employment Agreement dated as of September 1, 1996 between Littelfuse, Inc. and Howard B. Witt (filed as exhibit 10.10 to the Company's Form 10K for the year ended December 28, 1996 (1934 Act File No. 0-20388) and incorporated herein by reference.)

10.11 Change of Control Employment Agreement dated as of September 1, 1996 between Littelfuse, Inc. and Howard B. Witt (filed as exhibit 10.11 to the Company's Form 10K for the year ended December 28, 1996 (1934 Act File No. 0-20388) and incorporated herein by reference.)

10.12 Form of change of Control Employment Agreement dated as of September 1, 1996 between Littelfuse, Inc. and Messrs. Anderson, Audino, Barron, Krueger and Turner (filed as exhibit 10.12 to the Company's Form 10K for the year ended December 28, 1996 (1934 Act File No. 0-20388) and incorporated herein by reference.)

10.13 Form of change of Control Employment Agreement dated as of January 4, 1999 between Littelfuse, Inc. and Mr. Franklin (filed as exhibit
           10.13 to the Company's Form 10K for the year ended January 2, 1999 (1934 Act File No. 0-20388) and incorporated herein by reference.)

13.1 Portions of Littelfuse Annual Report to Stockholders for the fiscal year ended December 30, 2000.

22.1       Subsidiaries.

23.1       Consent of Independent Auditors.