Form 10-Q
period 2001-03-31
LITTELFUSE INC /DE
filed 2001-05-14
CIK 889331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

            X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                   ENDED March 31, 2001 OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
           ---     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                   FROM              TO
                        -----------     -----------

                         Commission file number 0-20388

                                LITTELFUSE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                               36-3795742
       -----------------------------                  ----------------
        (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)               Identification No.)

         800 EAST NORTHWEST HIGHWAY
            DES PLAINES, ILLINOIS                           60016
  ----------------------------------------               ----------
  (Address of principal executive offices)               (Zip Code)

               Registrant's telephone number, including area code:
                                 (847) 824-1188


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                 Yes X    No
                                                    ----     ----

         As of March 31, 2001, 19,827,589 shares of common stock, $.01 par value, of the Registrant and warrants to purchase 1,953,301 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                                            PAGE
                                                                                            ----
Item 1.  Financial Statements

         Condensed Consolidated Statements of Income for the periods ended
         March 31, 2001 and April 1, 2000......................................................1

         Condensed Consolidated Balance Sheets for the periods ended March 31, 2001 and December 30, 2000.................................................................2

         Condensed Consolidated Statements of Cash Flows for the periods ended
         March 31, 2001 and April 1, 2000......................................................3

         Notes to the Condensed Consolidated Financial Statements..............................4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations .......................................6

Item 3.   Qualitative and Quantitative Disclosures about Market Risk .........................10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................................11


                             CONDENSED CONSOLIDATED
                              STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                 For the Three Months Ended
                                                           MARCH 31, 2001           APRIL 1, 2000
                                                           --------------           -------------
 Net sales ...............................................   $ 75,590                   $ 95,319
 Cost of sales ...........................................     48,655                     56,090
                                                             --------                   --------
 Gross profit ............................................     26,935                     39,229
 Selling, general and administrative expenses ............     16,944                     17,772
 Research and development expenses .......................      2,673                      2,531
 Amortization of intangibles .............................      1,623                      1,725
                                                             --------                   --------
 Operating income ........................................      5,695                     17,201
 Interest expense ........................................        931                      1,225
 Other (income)/expense ..................................       (106)                      (234)
                                                             --------                   --------
 Income before income taxes ..............................      4,870                     16,210
 Income taxes ............................................      1,754                      5,997
 Net income ..............................................   $  3,116                   $ 10,213
                                                             ========                   ========
 Net income per share:
     Basic ...............................................   $   0.16                   $   0.52
                                                             ========                   ========
     Diluted .............................................   $   0.14                   $   0.46
                                                             ========                   ========

Weighted average shares and equivalent shares outstanding:
     Basic ...............................................     19,794                     19,531
                                                             ========                   ========
     Diluted .............................................     21,689                     22,000
                                                             ========                   ========


                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                                 (in thousands)

                                                                      MARCH 31, 2001         December 30, 2000
                                                                      --------------         -----------------
                                                                     (unaudited)
ASSETS:
Cash and cash equivalents......................................        $   6,437                  $   5,491
Receivables....................................................           47,993                     53,152
Inventories....................................................           59,701                     59,272
Other current assets...........................................            9,869                      8,779
                                                                       ---------                  ---------

Total current assets...........................................        $ 124,000                  $ 126,694

Property, plant, and equipment, net............................           92,132                     92,673
Reorganization value, net......................................           30,210                     30,913
Other intangible assets, net...................................           23,057                     24,000
Other assets...................................................              721                         98
                                                                       ---------                  ---------

                                                                       $ 270,120                  $ 274,378
                                                                       =========                  =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities excluding current portion
    of long-term debt..........................................        $  39,819                  $  46,700
Current portion of long-term debt..............................           20,586                     17,070
                                                                       ---------                  ---------
Total current liabilities......................................           60,405                     63,770
Long-term debt.................................................           41,086                     41,397
Deferred liabilities...........................................            2,151                      2,153
Other long-term liabilities....................................              205                        331
Shareholders' equity...........................................          166,273                    166,727
                                                                       ---------                  ---------
Shares issued and outstanding: 19,826,720
                                                                       $ 270,120                  $ 274,378
                                                                       =========                  =========

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                              For the Three Months Ended
                                                          MARCH 31, 2001        APRIL 1, 2000
                                                          --------------        -------------

Operating activities:

Net income ...............................................   $  3,116           $ 10,213
Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation .........................................      4,800              4,962
    Amortization .........................................      1,623              1,725
Changes in operating assets and liabilities:
     Accounts receivable .................................      3,837             (6,931)
     Inventories .........................................     (1,692)            (6,712)
     Accounts payable and accrued expenses ...............     (6,417)             2,119
     Other, net ..........................................     (2,234)            (2,609)
                                                             --------           --------
Net cash provided by operating activities ................   $  3,033           $  2,767

Cash used in investing activities:
     Purchases of property, plant, and
       equipment, net ....................................     (5,130)            (3,836)
                                                             --------           --------
     Net cash used in investing activities ...............     (5,130)            (3,836)

Cash provided by (used in) financing ..activities:
     Borrowings of debt ..................................     11,100             14,239
     Payments of debt ....................................     (7,307)           (12,066)
     Proceeds from exercise of stock
       options and warrants ..............................        458                806
     Purchase of common stock and warrants ...............     (1,256)              (108)
                                                             --------           --------
     Net cash provided by (used in) financing
        activities .......................................      2,995             (2,871)
Effect of exchange rate changes on cash ..................         48               (251)
                                                             --------           --------

Increase in cash and cash equivalents ....................        946              1,551

Cash and cash equivalents at beginning
     of period ...........................................      5,491              1,889
                                                             --------           --------

Cash and cash equivalents at end of period ...............   $  6,437           $  3,440
                                                             ========           ========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2001

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

2. INVENTORIES

The components of inventories are as follows (in thousands):


                                       March 31,     December 30,
                                            2001             2000
                                       ---------     ------------

         Raw material ...............  $ 13,522       $ 14,488
         Work in process ............    15,390         15,288
         Finished goods .............    30,789         29,495
                                       --------       --------
           Total ....................  $ 59,701       $ 59,272
                                       ========       ========


3. PER SHARE DATA

Net income per share amounts for the three months ended March 31, 2001 and April 1, 2000 are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

                                                         Three months ended
                                                         March 31,   April 1,
                                                           2001        2000
                                                         -------     --------

Average shares outstanding ..........................     19,794      19,531

Net effect of dilutive stock options,
warrants and restricted shares
         - Basic ....................................       --          --
                                                        --------    --------
         - Diluted ..................................      1,895       2,469
                                                        --------    --------

Average shares outstanding
         - Basic ....................................     19,794      19,531
                                                        ========    ========
         - Diluted ..................................     21,689      22,000
                                                        ========    ========

Net income ..........................................   $  3,116    $ 10,213
                                                        ========    ========

Net income per share
         - Basic ....................................   $   0.16    $   0.52
                                                        ========    ========
         - Diluted ..................................   $   0.14    $   0.46
                                                        ========    ========



4. COMPREHENSIVE INCOME

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," total comprehensive income for the three months ended March 31, 2001, and April 1, 2000, was approximately $0.3 million and $9.5 million, respectively. The adjustment for comprehensive income is related to the Company's foreign currency translation.

5. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivatives and hedging activities. The Company was required to adopt SFAS 133 on January 1, 2001, the impact of which did not have a material effect on its consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," and as amended. SAB 101 summarizes certain of the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have applied the provisions of SAB 101 in the consolidated financial statements. The adoption of SAB 101 did not have a material impact on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales decreased $19.7 million or 21% to $75.6 million, compared to $95.3 million in the first quarter of 2000. The results reflect decreased demand across all of the Company's markets and excess electronic product inventories at contract manufacturers and distributors.

Sales in the Americas decreased 29% in the first quarter of 2001, compared to the first quarter of last year. Europe sales decreased 3% in dollars, but increased 5% in constant currency and Asia sales decreased 14%.

Electronic sales decreased $13.1 million or 23% to $43.9 million in the first quarter of 2001 compared to $57.0 million in the same quarter of last year. Electronic sales were down on a worldwide basis compared to a strong first quarter 2000. Automotive sales decreased $4.1 million or 15% to $23.6 million in the first quarter of 2001 from $27.7 million in the same quarter last year. Automotive sales were down in all regions, with the exception of Europe where automotive sales increased slightly. Electrical fuse sales decreased $2.5 million or 23% to $8.1 million in the first quarter of 2001 compared to $10.6 million in the same quarter last year.

Gross margin was $26.9 million or 35.6% of sales for the first quarter of 2001, compared to $39.2 million or 41.2% in the same quarter last year. The decrease in gross margin was primarily due to lower unit volume, as well as one-time costs associated with a 9% reduction in workforce.

Operating expenses, excluding amortization, were $19.6 million or 26.0% of sales for the first quarter of 2001 compared to $20.3 million of 21.3% of sales for the same quarter in the prior year. Amortization of the reorganization value and other intangibles increased to 2.1% of sales for the first quarter of 2001, from
1.8 % of sales in the first quarter of 2000 due to decreased sales. Total operating expenses, including intangible amortization, were 28.1% of sales in the first quarter of 2001 compared to 23.1% of sales in the same quarter last year.

Operating income decreased 67% to $5.7 million or 7.5% of sales for the first quarter 2001 compared to $17.2 million or 18.0% of sales for the same quarter of last year.

Interest expense was $0.9 million in the first quarter of this year compared to $1.2 million in the first quarter of last year due to lower average debt levels. Other income was $0.1 million for the first quarter of 2001 compared to $0.2 million in the first quarter of the prior year.

Income before income taxes was $4.9 million for the first quarter 2001 compared to $16.2 million for the first quarter of 2000. Income taxes were $1.8 million with an effective tax rate of 36% for the first quarter of 2001 compared to $6.0 million with an effective tax rate of 37% in the first quarter of last year.

Net income for the first quarter 2001 was $3.1 million or $0.14 per diluted share compared to $10.2 million or $0.46 per diluted share for the same quarter of last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 2001 year with $5.5 million of cash. Net cash provided by operations was $3.0 million for the first three months. Net cash used to invest in property, plant and equipment was $5.1 million. Cash used to repurchase stock was $1.3 million. In addition, cash provided by net borrowings was $3.8 million and proceeds from warrant and stock option exercises were $0.5 million, resulting in net cash provided by financing activities of $3.0 million. The net increase in cash for the three months ended March 31, 2001 was $0.9 million, leaving the Company with a cash balance of approximately $6.4 million at March 31, 2001.

The ratio of current assets to current liabilities was 2.1 to 1 at the end of the first quarter 2001 compared to 2.0 to 1 at year end 2000 and 1.7 to 1 at the end of the first quarter 2000. The days sales in receivables was 58 days at the end of the first quarter 2001 and at year-end 2000, compared to 63 days at the end of the first quarter 2000. The days inventory outstanding was approximately 112 days at the end of the first quarter 2001 compared to 109 days at year-end 2000 and 83 days at end of the first quarter 2000. The decrease in demand has negatively impacted the Company's ability to reduce inventory levels, which remains a focus of management.

The Company's capital expenditures were $5.1 million for the first quarter 2001. The Company expects that capital expenditures, which are primarily for new machinery, equipment and information systems, will be approximately $20 million for the full year 2001.

The long-term debt at the end of the first quarter 2001 consisted of five types totaling $61.6 million. They are as follows: (1) private placement notes totaling $50.0 million, (2) foreign revolver borrowings totaling $6.8 million,
(3) notes payable relating to mortgages totaling $0.3 million, (4) U.S. revolver borrowings totaling $3.0 million and (5) other long-term debt, including capital leases, totaling $1.5 million. These five items include $20.5 million of senior notes, revolver borrowings and mortgage notes, which are considered to be current liabilities. This leaves net long-term debt totaling $41.1 million at March 31, 2001. The private placement notes carry an interest rate of 6.16%. The Company has a $55.0 million revolver in the U.S., of which $52.0 million was available at March 31, 2001. The bank revolver loan notes carry an interest rate of prime or LIBOR plus 0.375%, which currently is approximately 5.8%. The Company also has an $8.0 million letter of credit facility, of which approximately $1.6 million was being used at March 31, 2001.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

The preceding commentary presents management's discussion and analysis of the Company's financial condition and results of operations for the periods presented. Certain of the statements included above, including those regarding future financial performance or results or those that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Exchange Act of 1934, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including, but not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development and patent protection, commercialization and technological difficulties, capacity and supply constraints or difficulties, actual purchases under agreements, the effect of the Company's accounting policies, currency rate fluctuations, and other factors discussed above and in the Company's Annual Report on Form 10-K for the year ended December 30, 2000. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.


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

Revenues from no single customer amounted to 10% or more of the Company's total revenues for the quarter ended March 31, 2001.

Information concerning the operations in these geographic segments for the period ended March 31, 2001 and April 1, 2000, is as follows (in thousands):



REVENUES                             2001 Q1      2000 Q1
                                     -------      -------
The Americas                          40,217       56,452
Europe                                17,066       17,522
Asia-Pacific                          18,307       21,345
Combined Total                        75,590       95,319
Corporate
Reconciliation
Consolidated Total                    75,590       95,319

INTERSEGMENT REVENUES                2001 Q1      2000 Q1
                                     -------      -------
The Americas                          14,792        9,689
Europe                                 4,966        3,631
Asia-Pacific                           1,707        1,439
Combined Total                        21,465       14,759
Corporate
Reconciliation                      (21,465)     (14,759)
Consolidated Total


INTEREST EXPENSE                     2001 Q1      2000 Q1
                                     -------      -------
The Americas                             882        1,123
Europe                                     6           37
Asia-Pacific                              43           65
Combined Total                           931        1,225
Corporate
Reconciliation
Consolidated Total                       931        1,225


DEPRECIATION AND AMORTIZATION        2001 Q1      2000 Q1
                                     -------      -------
The Americas                           3,100        2,900
Europe                                   886          702
Asia-Pacific                             370          988
Combined Total                         4,356        4,590
Corporate                              2,067        2,097
Reconciliation
Consolidated Total                     6,423        6,687


OTHER INCOME (LOSS)                  2001 Q1      2000 Q1
                                     -------      -------
The Americas                            (22)          (2)
Europe                                   214          137
Asia-Pacific                            (86)           99
Combined Total                           106          234
Corporate
Reconciliation
Consolidated Total                       106          234


INCOME TAX EXPENSE                   2001 Q1      2000 Q1
                                     -------      -------
The Americas                           (524)        3,714
Europe                                 1,348        1,383
Asia-Pacific                             930          900
Combined Total                         1,753        5,997
Corporate
Reconciliation
Consolidated Total                     1,754        5,997

NET INCOME                           2001 Q1      2000 Q1
                                     -------      -------
The Americas                            (37)        7,114
Europe                                 3,354        3,128
Asia-Pacific                           1,867        2,087
Combined Total                         5,184       12,329
Corporate                            (2,068)      (2,116)
Reconciliation
Consolidated Total                     3,116       10,213



REVENUES                              2001 Q1     2000 Q1
                                     -------      -------
Electronic                             43,936     57,077
Automotive                             23,574     27,692
Power                                   8,080     10,550
Consolidated Total                     75,590     95,319


Item 3.  Qualitative and Quantitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign exchange rates, commodities and to a lesser extent, interest rates.

The Company had long-term debt outstanding at March 31, 2001 in the form of Senior Notes and lines of credit at both variable and fixed interest rates. Since substantially all of the debt has fixed interest rates, the Company's interest expense is not sensitive to changes in interest rate levels.

A portion of the Company's operations consists of manufacturing and sales activities in foreign countries. The Company has manufacturing facilities in Mexico, England, Ireland, Switzerland, South Korea, China and the Philippines. Substantially all sales in Europe are denominated in Dutch Guilders, British Pounds Sterling, United States Dollars and Euros and substantially all sales in the Asia-Pacific region are denominated in United States Dollars, Japanese Yen and South Korean Won.

The Company's identifiable foreign exchange exposures result from the purchase and sale of products from affiliates, repayment of intercompany trade and loan amounts and translation of local currency amounts in consolidation of financial results. Changes in foreign currency exchange rates or weak economic conditions in the foreign countries in which it manufactures and distributes products could affect the Company's sales and financial results. The Company utilizes netting and offsets to reduce known foreign currency expenses. The Company does not use any material derivative financial instruments to mitigate its foreign currency risk at the present time.

The Company uses various metals in the production of its products, including zinc, copper and silver. The Company's earnings are exposed to fluctuations in the prices of these commodities. The Company does not currently use derivative financial instruments to mitigate this commodity price risk.

PART II - OTHER INFORMATION

Item 6:           Exhibits and Reports on Form 8-K


                  (b) There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LITTELFUSE, INC.


Date: May 14, 2001                         By /s/ Philip G. Franklin
                                             -----------------------
                                                Philip G. Franklin
                                                Vice President,
                                                Treasurer, and Chief
                                                Financial Officer (As
                                                duly authorized officer
                                                and as the principal
                                                financial and accounting
                                                officer)