Form 10-Q
period 2001-06-30
LITTELFUSE INC /DE
filed 2001-08-14
CIK 889331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2001 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                                         -----------  ----------

                         Commission file number 0-20388

                                LITTELFUSE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               36-3795742
--------------------------------                             -------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

   800 EAST NORTHWEST HIGHWAY
      DES PLAINES, ILLINOIS                                          60016
-----------------------------------------                          ----------
(Address of principal executive offices)                           (Zip Code)

               Registrant's telephone number, including area code:
                                 (847) 824-1188


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---     ---

          Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes X   No
                         ---    ---

          As of June 30, 2001, 19,849,894 shares of common stock, $.01 par value, of the Registrant and warrants to purchase 1,885,901 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                                                     PAGE
                                                                                                     ----
Item 1.  Financial Statements

          Condensed Consolidated Statements of Income for the periods ended June
          30, 2001 and July 1, 2000......................................................................1

         Condensed Consolidated Balance Sheets for the periods ended June 30, 2001 and December 30, 2000...........................................................................2

         Condensed Consolidated Statements of Cash Flows for the periods ended
         June 30, 2001 and July 1, 2000..................................................................3

         Notes to the Condensed Consolidated Financial Statements........................................4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations .........6

Item 3.   Qualitative and Quantitative Disclosures about Market Risk ...................................11

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a vote of security holders...........................................12

Item 6.  Exhibits and Reports on Form 8-K...............................................................13

                                LITTELFUSE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data, unaudited)


                                                                       For the Three              For the Six
                                                                 -----------------------   ------------------------
                                                                       Months Ended              Months Ended
                                                                 -----------------------   ------------------------
                                                                   JUNE 30,     July 1,     JUNE 30,     July  1,
                                                                 -----------------------    ---------    ----------
                                                                    2001          2000        2001          2000
                                                                 ----------    ---------    ---------    ----------
Net sales .....................................................   $  68,996    $  97,356    $ 144,586    $ 192,676
Cost of sales .................................................      43,797       58,006       92,452      114,097
                                                                  ---------    ---------    ---------    ---------
Gross profit ..................................................      25,199       39,350       52,134       78,579
Selling, general and administrative
    expenses ..................................................      15,809       17,921       32,753       35,693
Research and development expenses .............................       2,310        2,876        4,983        5,407
Amortization of intangibles ...................................       1,624        1,823        3,247        3,548
                                                                  ---------    ---------    ---------    ---------
Operating income ..............................................       5,456       16,730       11,151       33,931
Interest expense ..............................................         909        1,199        1,840        2,424
Other (income)/expense ........................................        (583)      (1,368)        (689)      (1,602)
                                                                  ---------    ---------    ---------    ---------
Income before income taxes ....................................       5,130       16,899       10,000       33,109

Income taxes ..................................................       1,846        6,252        3,600       12,249
Net income ....................................................   $   3,284    $  10,647    $   6,400    $  20,860
                                                                  =========    =========    =========    =========

Net income per share:
    Basic .....................................................   $    0.17    $    0.54    $    0.32    $    1.05
                                                                  =========    =========    =========    =========
    Diluted ...................................................   $    0.15    $    0.48    $    0.30    $    0.94
                                                                  =========    =========    =========    =========

Weighted average shares and equivalent shares outstanding:
    Basic .....................................................      19,863       19,874       19,829       19,702
                                                                  =========    =========    =========    =========
    Diluted ...................................................      21,745       22,381       21,687       22,217
                                                                  =========    =========    =========    =========

                                LITTELFUSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                   JUNE 30, 2001    December 30, 2000
                                                   -------------    -----------------
                                                    (unaudited)
ASSETS:
Cash and cash equivalents ........................   $  9,950             $  5,491
Receivables ......................................     48,159               53,152
Inventories ......................................     58,117               59,272
Other current assets .............................      9,566                8,779
                                                     --------             --------

Total current assets .............................   $125,792             $126,694

Property, plant, and equipment, net ..............     91,547               92,673
Reorganization value, net ........................     29,507               30,913
Other intangible assets, net .....................     22,145               24,000
Other assets .....................................        738                   98
                                                     --------             --------
                                                     $269,729             $274,378
                                                     ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities excluding current portion
    of long-term debt ............................   $ 34,661             $ 46,700
Current portion of long-term debt ................     21,477               17,070
                                                     --------             --------
Total current liabilities ........................     56,138               63,770
Long-term debt ...................................     40,830               41,397
Deferred liabilities .............................      2,153                2,153
Other long-term liabilities ......................        213                  331
Shareholders' equity .............................    170,395              166,727
                                                     --------             --------
Shares issued and outstanding: 19,849,894.........   $269,729             $274,378
                                                     ========             ========

                                LITTELFUSE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)


                                                                  For the Three            For the Six
                                                                  Months Ended             Months Ended
                                                              --------------------    ---------------------
                                                               JUNE 30,    July 1,     JUNE 30,     July 1,
                                                              --------------------    ---------------------
                                                                2001        2000        2001        2000
                                                              --------    --------    --------    ---------
Operating Activities:
Net Income ...............................................    $  3,284    $ 10,647    $  6,400    $ 20,860
Adjustments to reconcile net income to net
      Cash provided by operating activities:
      Depreciation .......................................       4,800       4,902       9,600       9,864
      Amortization .......................................       1,624       1,823       3,247       3,548
Changes in operating assets and liabilities:
         Accounts receivable .............................        (603)     (1,468)      3,233      (8,399)
         Inventories .....................................       1,525      (2,783)       (167)     (9,494)
     Accounts payable and accrued
       Expenses ..........................................      (5,244)         (9)    (11,661)      2,109
     Other, net ..........................................         691       1,301      (1,542)     (1,308)
                                                              --------    --------    --------    --------
Net cash provided by operating
     activities ..........................................    $  6,077    $ 14,413    $  9,110    $ 17,180

Cash used in investing activities:
     Purchases of property, plant, and
       equipment, net ....................................      (4,267)     (4,223)     (9,398)     (8,059)
                                                              --------    --------    --------    --------
     Net cash used in investing activities ...............      (4,267)     (4,223)     (9,398)     (8,059)

Cash provided by (used in) financing activities:
     Proceeds from long-term debt ........................       4,802       9,057      15,902      23,296
     Payments of long-term debt ..........................      (4,134)    (13,971)    (11,441)    (26,037)
     Proceeds from exercise of stock
       options and warrants ..............................         895       2,743       1,353       3,549
     Purchase of common stock and
       warrants ..........................................           0           0      (1,256)       (108)
                                                              --------    --------    --------    --------
     Net cash provided by (used in) financing
       activities ........................................       1,563      (2,171)      4,558         700
Effect of exchange rate changes on cash ..................         140        (636)        189        (886)
                                                              --------    --------    --------    --------

Increase/(decrease) in cash and cash
     equivalents .........................................       3,513       7,383       4,459       8,935

Cash and cash equivalents at beginning
     of period ...........................................       6,437       3,441       5,491       1,889
                                                              --------    --------    --------    --------
Cash and cash equivalents at end of
     period ..............................................    $  9,950    $ 10,824    $  9,950    $ 10,824
                                                              ========    ========    ========    ========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2001

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

2. INVENTORIES

The components of inventories are as follows (in thousands):


                                             June 30,        December 30,
                                               2001              2000
                                             --------        -------------

                Raw material                  $11,844           $ 14,488
                Work in process                13,942             15,288
                Finished goods                 32,331             29,496
                                              -------           --------
                  Total                       $58,117           $ 59,272
                                              =======           ========


3. PER SHARE DATA

Net income per share amounts for the three months and six months ended June 30, 2001 and July 1, 2000 are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

                                         Three months        Six months
                                             Ended              ended
                                        June  30, July 1,  June 30,   July 1,
                                          2001      2000     2001       2000
                                        -------   -------   -------   -------
Average shares outstanding               19,863    19,874    19,829    19,702

Net effect of dilutive stock options,
warrants and restricted shares
         - Basic                           --        --        --        --
                                        -------   -------   -------   -------
         - Diluted                        1,882     2,507     1,858     2,515
                                        -------   -------   -------   -------

Average shares outstanding
         - Basic                         19,863    19,874    19,829    19,702
                                        -------   -------   -------   -------
         - Diluted                       21,745    22,381    21,687    22,217
                                        =======   =======   =======   =======

Net income                              $ 3,284   $10,647   $ 6,400   $20,860
                                        =======   =======   =======   =======

Net income per share
         - Basic                        $  0.17   $  0.54   $  0.32   $  1.05
                                        =======   =======   =======   =======
         - Diluted                      $  0.15   $  0.48   $  0.30   $  0.94
                                        =======   =======   =======   =======


4. COMPREHENSIVE INCOME

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," total comprehensive income for the three months ended June 30, 2001, and July 1, 2000, was approximately $3.2 million and $10.1 million, respectively, and the six months ended June 30, 2001 and July 1, 2000 was $3.5 million and $19.6 million, respectively. The adjustment for comprehensive income is related to the Company's foreign currency translation.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the

Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have applied the provisions of SAB 101 in the consolidated financial statements. The adoption of SAB 101 did not have a material impact on the Company's financial condition or results of operations.

In June 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations" and No. 142, "Goodwill and other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $2.8 million per year. However, there will be no impact to operating cash flow. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, but does not believe that there will be a material effect on the earnings and financial position of the Company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales decreased $28.4 million or 29% to $69.0 million, compared to $97.4 million in the second quarter of 2000. Sales in the Americas decreased 32% in the second quarter of 2001, compared to the second quarter of last year. Europe sales decreased 25% in dollars, and 19% in constant currency and Asia sales decreased 25% in dollars and 22% in constant currency.

Electronic sales decreased $25.1 million or 41% to $35.6 million in the second quarter of 2001 compared to $60.7 million in the same quarter of last year. The results reflect the broad-based downturn in demand for electronic products. However, during the second quarter electronic sales trends in Asia improved sequentially from the first quarter of 2001 and stabilized in North America. In Europe, electronic sales weakened in the second quarter after a relatively strong first quarter, as the market downturn in Europe lagged behind North America and Asia.

Automotive sales decreased $2.1 million or 8% to $24.0 million in the second quarter of 2001 from $26.1 million in the same quarter last year. Automotive sales were down in all regions compared to the second quarter of 2000. European automotive sales weakened during the second quarter after a relatively strong first quarter, while North American automotive sales improved sequentially from the first quarter of 2001.

Electrical fuse sales decreased $1.2 million or 11% to $9.4 million in the second quarter of 2001 compared to $10.6 million in the same quarter last year. The electrical fuse sales trend shows continued improvement as a result of improved service levels and increased seasonal demand.

Gross margin was $25.2 million or 36.5% of sales for the second quarter of 2001, compared to $39.4 million or 40.4% in the same quarter last year. The decrease in gross margin was primarily due to lower unit volume, as well as one-time costs associated with an additional reduction in workforce during the quarter.

Operating expenses, excluding amortization, were $18.1 million or 26.3% of sales for the second quarter of 2001 compared to $20.8 million or 21.4% of sales for the same quarter in the prior year. Amortization of the reorganization value and other intangibles increased to 2.4% of sales for the second quarter of 2001, from 1.9% of sales in the second quarter of 2000 due to decreased sales. Total operating expenses, including intangible amortization, were 28.6% of sales in the second quarter of 2001 compared to 23.2% of sales in the same quarter last year. The Company continues to evaluate and reduce operating costs where necessary to correspond to the lower demand level.

Operating income decreased 67% to $5.5 million or 8.0% of sales for the second quarter of 2001 compared to $16.7 million or 17.2% of sales for the same quarter of last year.

Interest expense was $0.9 million in the second quarter of this year compared to $1.2 million in the second quarter of last year due to lower average debt levels. Other income was $0.6 million for the second quarter of 2001 compared to $1.4 million in the second quarter of the prior year.

Income before income taxes was $5.1 million for the second quarter 2001 compared to $16.9 million for the second quarter of 2000. Income taxes were $1.8 million with an effective tax rate of 36% for the second quarter of 2001 compared to $6.3 million with an effective tax rate of 37% in the second quarter of last year.

Net income for the second quarter 2001 was $3.3 million or $0.15 per diluted share compared to $10.6 million or $0.48 per diluted share for the same quarter of last year.


Six Months, 2001

Sales for the first six months decreased 25% to $144.6 million from $192.7 million last year. Six months electronics sales decreased 33% to $79.5 million compared to $117.8 million last year. Automotive sales decreased 12% to $47.5 million compared to $53.8 million last year. Electrical sales also decreased 17% to $17.6 million from $21.1 million last year.

Gross margin was $52.1 million or 36.1% for the first six months of 2001 compared to $78.6 million or 40.8% for the first six months of last year. Operating income for the first six months of 2001 decreased 67% to $11.2 million from $33.9 million last year. As indicated above, the primary cause for the decline in gross margin was lower unit demand.

Operating expenses were 26.1% of sales for the first six months of 2001 compared to 21.3% last year. The amortization of intangibles was 2.2% of sales for the first half of 2001 compared to 1.8% last year. Total operating expenses including intangibles amortization were 28.3% of sales the first six months 2001 compared to 23.2% of sales the first six months of last year.

Interest expense was $1.8 million for the first half 2001 compared to $2.4 million last year. Other income was $0.7 million for the first six months of 2001 compared to $1.6 million for the same period last year.

Income before taxes was $10.0 million for the first half of 2001 compared to $33.1 million the first half of last year. Income taxes were $3.6 million the first six months 2001 compared to $12.3 million last year.

Net income for the first six months of 2001 decreased 69% to $6.4 million from $20.9 million for the same period last year. Earnings per share for the first six months of 2001 decreased 68% to $0.30 per diluted share compared to $0.94 per diluted share last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 2001 year with $5.5 million of cash. Net cash provided by operations was $9.1 million for the first six months. Net cash used to invest in property, plant and equipment was $9.4 million. Cash used to repurchase stock was $1.3 million. In addition, cash provided by net borrowings was $4.5 million and proceeds from warrant and stock option exercises were $1.4 million, resulting in net cash provided by financing activities of $4.6 million. The net increase in cash for the six months ended June 30, 2001 was $4.5 million, leaving the Company with a cash balance of approximately $10.0 million at June 30, 2001.

The ratio of current assets to current liabilities was 2.2 to 1 at the end of the second quarter 2001 compared to 1.9 to 1 at second quarter 2000. The days sales in receivables was 63 days at the end of the second quarter 2001 and the end of the second quarter 2000, compared to 58 days at year-end 2000. The days inventory outstanding was approximately 121 days at the end of the second quarter 2001 compared to 90 days at end of the second quarter 2000 and 109 days at year-end 2000. The sharp decrease in market demand has negatively impacted the Company's ability to reduce total inventory levels, which remains a focus of management. The Company has been successful in decreasing inventory levels in the US, but these reductions have been partially offset by inventory increases in Japan related to the shift to a more direct presence in that market.

The Company's capital expenditures were $9.4 million for the second quarter 2001. The Company expects that capital expenditures, which are primarily for new machinery, equipment and information systems, will be approximately $16 million for the full year 2001.

The long-term debt at the end of the second quarter 2001 totaled $62.3 million and consisted of the following: (1) 6.16% private placement notes totaling $50.0 million, (2) foreign revolver borrowings totaling $10.7 million, (3) notes payable relating to mortgages totaling $0.3 million and (4) other long-term debt, including capital leases, totaling $1.3 million. Of this indebtedness, $21.5 million is considered to be current liabilities. The Company has a $55.0 million revolver in the U.S., all of which was available at June 30, 2001. The bank revolver loan notes carry an interest rate of prime or LIBOR plus 0.375%. The Company also has an $8.0 million letter of credit facility, of which approximately $1.6 million was being used at June 30, 2001.

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

Revenues from no single customer amounted to 10% or more of the Company's total revenues for the quarter ended June 30, 2001.

Information concerning the operations in these geographic segments for the period ended June 30, 2001 and July 1, 2000, is as follows (in thousands):


                                       Three Months       Three Months      Six Months      Six Months
                                          Ended               Ended            Ended           Ended
                                       June 30,2001        July 1, 2000    June 30, 2001   July 1, 2000
Revenues
The Americas                             $ 37,722            $ 55,683        $  77,939         $112,135
Europe                                     12,205              16,193           29,271           33,716
Asia-Pacific                               19,069              25,480           37,376           46,825
                                         --------            --------         --------         --------
Combined Total                             68,996              97,356          144,586          192,676
Corporate                                       0                   0                0                0
Reconciliation                                  0                   0                0                0
                                         --------            --------         --------         --------
Consolidated Total                         68,996              97,356          144,586          192,676
                                         ========            ========         ========         ========


Intersegment Revenues
The Americas                             $ 15,651            $ 10,535         $ 30,443         $ 20,224
Europe                                      5,782              11,421           10,748           15,052
Asia-Pacific                                2,521               1,648            4,228            3,087
                                         --------            --------         --------         --------
Combined Total                             23,954              23,604           45,419           38,363
Corporate                                       0                   0                0                0
Reconciliation                            (23,954)            (23,604)         (45,419)         (38,363)
                                         --------            --------         --------         --------
Consolidated Total                              0                   0                0                0
                                         ========            ========         ========         ========


Interest Expense
The Americas                             $   $836            $  1,102         $  1,718         $  2,225
Europe                                         13                  34               19               71
Asia-Pacific                                   60                 63              103              128
                                         --------            --------         --------         --------
Combined Total                                909               1,199            1,840            2,424
Corporate                                       0                   0                0                0
Reconciliation                                  0                  0                0                0
                                         --------            --------         --------         --------
Consolidated Total                            909               1,199            1,840            2,424


Depreciation and Amortization
The Americas                             $  3,200            $  2,851         $  6,300        $   5,751
Europe                                        850                 692            1,736            1,394
Asia-Pacific                                  307                 990              677            1,978
                                         --------            --------         --------         --------
Combined Total                              4,357               4,533            8,713            9,123
Corporate                                   2,067               2,192            4,134            4,289
Reconciliation                                  0                  0                0                0
                                         --------            --------         --------         --------
Consolidated Total                          6,424               6,725           12,847           13,412

Other income (loss)
The Americas                                         $  311              $1,175               $289           $   1,173
Europe                                                  144                 130                358                 267
Asia-Pacific                                            128                  63                 42                 162
                                                   --------            --------           --------           ---------
Combined Total                                          583               1,368                689               1,602
Corporate                                                 0                   0                  0                   0
Reconciliation                                            0                   0                  0                   0
                                                   --------            --------           --------           ---------
Consolidated Total                                      583               1,368                689               1,602

Income Tax Expense
The Americas                                       $    199            $  3,573           $   (325)          $   7,287
Europe                                                  794               1,364              2,142               2,747
Asia-Pacific                                            853               1,315              1,783               2,215
                                                   --------            --------           --------           ---------
Combined Total                                        1,846               6,252              3,600              12,249
Corporate                                                 0                   0                  0                   0
Reconciliation                                            0                   0                  0                   0
                                                   --------            --------           --------           ---------
Consolidated Total                                    1,846               6,252              3,600              12,249

Net Income
The Americas                                       $  1,804            $  7,394           $  1,767           $  14,508
Europe                                                1,652               2,252              5,006               5,380
Asia-Pacific                                          1,896               3,195              3,763               5,282
                                                   --------            --------           --------           ---------
Combined Total                                        5,352              12,841             10,536              25,170
Corporate                                            (2,068)             (2,194)            (4,136)             (4,310)
Reconciliation                                            0                   0                  0                   0
                                                   --------            --------           --------           ---------
Consolidated Total                                    3,284              10,647              6,400              20,860

Revenues
Electronic                                         $ 35,569            $ 60,723           $ 79,505           $ 117,800
Automotive                                           23,958              26,088             47,532              53,781
Electrical                                            9,469              10,545             17,549              21,095
                                                   --------            --------           --------           ---------
Consolidated Total                                   68,996              97,356            144,586             192,676


Item 3.  Qualitative and Quantitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign exchange rates, commodities and to a lesser extent, interest rates.

The Company had long-term debt outstanding at June 30, 2001 in the form of Senior Notes and foreign lines of credit at variable interest rates. Since substantially all of the debt has fixed interest rates, the Company's interest expense is not sensitive to changes in interest rate levels.

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

PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders of Littelfuse, Inc. was held on April 27, 2001. The following matters were voted upon at this annual meeting and the results of such votes are provided below:

         1. Election of six nominees to the Board of Directors to serve terms of one year or until their successors are elected:



         (i)  Howard B. Witt

                           Withhold                                 Broker
         For 12,137,963    Authority 5,180,544    Abstentions ___   Nonvotes ___

         (ii) John Driscoll

                           Withhold                                 Broker
         For 17,106,958    Authority 211,549      Abstentions ___   Nonvotes ___

         (iii) Anthony Grillo

                           Withhold                                 Broker
         For 17,107,258    Authority 211,249      Abstentions ___   Nonvotes ___

         (iv) Bruce A. Karsh

                           Withhold                                 Broker
         For 17,108,064    Authority 210,443      Abstentions ___   Nonvotes ___

         (v) John E. Major

                           Withhold                                 Broker
         For 17,105,858    Authority 212,649      Abstentions ___   Nonvotes ___

         (vi) John J. Nevin

                           Withhold                                 Broker
         For  17,088,468   Authority 230,039      Abstentions ___   Nonvotes ___




         2. Approval and ratification of the Directors' appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 29, 2001

                                                                   Broker
         For 16,990,569   Against 302,013     Abstentions 25,925   Nonvotes ___





PART II - OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K


        (b) There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LITTELFUSE, INC.


Date:  August 14, 2001                        By  /s/ Philip G. Franklin
                                                --------------------------------
                                                Philip G. Franklin
                                                Vice President, Treasurer,
                                                and Chief Financial Officer
                                                (As duly authorized officer
                                                and as the principal financial
                                                and accounting officer)