Form 10-Q
period 2001-09-29
LITTELFUSE INC /DE
filed 2001-11-13
CIK 889331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 29, 2001 OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                   FROM             TO
                       -------------  -----------

                         Commission file number 0-20388

                                LITTELFUSE, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                               36-3795742
    -----------------------------               ----------------
    (State or other jurisdiction                (I.R.S. Employer
   of incorporation or organization)            Identification No.)

      800 EAST NORTHWEST HIGHWAY
            DES PLAINES, ILLINOIS                     60016
   --------------------------------------            --------
  (Address of principal executive offices)          (Zip Code)

               Registrant's telephone number, including area code:
                                 (847) 824-1188


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                          Yes [X]    No [ ]

         As of September 29, 2001, 20,012,106 shares of common stock, $.01 par value, of the Registrant and warrants to purchase 1,847,175 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                               ----
Item 1.  Financial Statements

         Condensed Consolidated Statements of Income for the periods ended
         September 29, 2001 and September 30, 2000
         (unaudited).............................................................................................1

         Condensed Consolidated Balance Sheets for the periods ended September 29, 2001
         (unaudited) and December 30, 2000.......................................................................2

         Condensed Consolidated Statements of Cash Flows for the periods ended
         September 29, 2001 and September 30, 2000
         (unaudited).............................................................................................3

         Notes to the Condensed Consolidated Financial Statements (unaudited)....................................4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..........................................................7

Item 3.   Qualitative and Quantitative Disclosures about Market Risk ...........................................13


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ......................................................................13


                                LITTELFUSE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                  For the Three              For the Nine
                                                                  Months Ended               Months Ended
                                                                  ------------               ------------
                                                           SEPTEMBER 29, September 30, SEPTEMBER 29, September 30,
                                                           ------------- ------------- ------------- -------------
                                                                 2001         2000        2001          2000
                                                                 ----         ----        ----          ----
Net sales ................................................   $  66,711    $  96,362    $ 211,297    $ 289,037
Cost of sales ............................................      45,202       57,623      137,654      171,719
                                                             ---------    ---------    ---------    ---------
Gross profit .............................................      21,509       38,739       73,643      117,318
Selling, general and administrative
    expenses .............................................      14,517       17,914       47,270       53,606
Research and development expenses ........................       2,142        2,853        7,125        8,261
Amortization of intangibles ..............................       1,623        1,701        4,870        5,249
                                                             ---------    ---------    ---------    ---------
Operating income before restructuring
    expense ..............................................       3,227       16,271       14,378       50,202
Restructuring expense ....................................       1,736         --          1,736         --
                                                             ---------    ---------    ---------    ---------
Operating income .........................................       1,491       16,271       12,642       50,202
Interest expense .........................................         805        1,104        2,645        3,527
Other (income)/expense ...................................         (56)        (276)        (744)      (1,877)
                                                             ---------    ---------    ---------    ---------
Income before income taxes ...............................         742       15,443       10,741       48,552

Income taxes .............................................         268        5,715        3,867       17,964
Net income ...............................................   $     474    $   9,728    $   6,874    $  30,588
                                                             =========    =========    =========    =========

Net income per share:
    Basic ................................................   $    0.02    $    0.49    $    0.35    $    1.54
                                                             =========    =========    =========    =========
    Diluted ..............................................   $    0.02    $    0.44    $    0.32    $    1.38
                                                             =========    =========    =========    =========


Weighted average shares and equivalent shares outstanding:
    Basic ................................................      19,958       20,078       19,872       19,821
                                                             =========    =========    =========    =========
    Diluted ..............................................      21,726       22,306       21,716       22,202
                                                             =========    =========    =========    =========

                                LITTELFUSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                           SEPTEMBER 29, 2001 December 30, 2000
                                           ------------------ -----------------
                                              (unaudited)
ASSETS:
Cash and cash equivalents ...................   $ 12,685         $  5,491
Receivables .................................     49,925           53,152
Inventories .................................     53,386           59,272
Other current assets ........................      9,100            8,779
                                                --------         --------

Total current assets ........................   $125,096         $126,694

Property, plant, and equipment, net .........     90,219           92,673
Reorganization value, net ...................     28,805           30,913
Other intangible assets, net ................     21,223           24,000
Other assets ................................        752               98
                                                --------         --------

                                                $266,095         $274,378
                                                ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities excluding current portion
    of long-term debt .......................   $ 37,444         $ 46,700
Current portion of long-term debt ...........     21,867           17,070
                                                --------         --------
Total current liabilities ...................     59,311           63,770
Long-term debt ..............................     30,579           41,397
Deferred liabilities ........................      2,149            2,153
Other long-term liabilities .................        284              331
Shareholders' equity ........................    173,772          166,727
                                                --------         --------
Shares issued and outstanding: 20,012,106
                                                $266,095         $274,378
                                                ========         ========

                                LITTELFUSE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                         For the Three           For the Nine
                                                         Months Ended            Months Ended
                                                         ------------            ------------
                                                 SEPTEMBER 29, September 30, SEPTEMBER 29, September 30,
                                                 ------------- ------------- ------------- --------------
                                                      2001         2000          2001          2000
                                                      ----         ----          ----          ----
Operating activities:

Net income .....................................   $    474     $  9,728      $  6,874      $ 30,588
Adjustments to reconcile net income to net
    cash provided by operating activities:

    Depreciation ...............................      4,548        5,060        14,148        14,923
     Amortization ..............................      1,623        1,701         4,870         5,249
Changes in operating assets and liabilities:
     Accounts receivable .......................       (900)      (1,419)        2,333        (9,818)
     Inventories ...............................      5,438        2,455         5,271        (7,039)
     Accounts payable and accrued
       expenses ................................      2,583       (7,703)       (9,078)       (5,593)
     Other, net ................................        688        1,161          (855)         (146)
                                                   --------     --------      --------      --------
Net cash provided by operating
     activities ................................   $ 14,454     $ 10,983      $ 23,563      $ 28,164

Cash used in investing activities:
     Purchases of property, plant, and
       equipment, net ..........................     (2,384)      (7,606)      (11,782)      (15,665)
    Purchase of business .......................       (168)          --          (168)           --
                                                   --------     --------      --------      --------
     Net cash used in investing activities .....     (2,552)      (7,606)      (11,950)      (15,665)

Cash provided by (used in) financing activities:
     Proceeds from long-term debt ..............       --         18,500        15,883        41,796
     Payments of long-term debt ................    (10,298)     (23,053)      (21,720)      (49,090)
     Proceeds from exercise of stock
       options and warrants ....................      1,225          486         2,578         4,035
     Purchase of common stock and
       warrants ................................       --         (3,987)       (1,256)       (4,095)
                                                   --------     --------      --------      --------
     Net cash used in financing
       activities ..............................     (9,073)      (8,054)       (4,515)       (7,354)
Effect of exchange rate changes on cash ........        (94)         (51)           96          (937)
                                                   --------     --------      --------      --------

Increase/(decrease) in cash and cash
     equivalents ...............................      2,735       (4,728)        7,194         4,208

Cash and cash equivalents at beginning
     of period .................................      9,950       10,824         5,491         1,888
                                                   --------     --------      --------      --------

Cash and cash equivalents at end of
     period ....................................   $ 12,685     $  6,096      $ 12,685      $  6,096
                                                   ========     ========      ========      ========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period ended September 29, 2001, are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

2.  INVENTORIES

The components of inventories are as follows (in thousands):


                                    September 29, December 30,
                                        2001          2000
                                        ----          ----


               Raw material           $10,908      $14,488
               Work in process         13,251       15,288
               Finished goods          29,227       29,496
                                      -------      -------
                 Total                $53,386      $59,272
                                      =======      =======

3.  PER SHARE DATA

Net income per share amounts for the three months and nine months ended September 29, 2001 and September 30, 2000 are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

                                                  Three months                            Nine months
                                                       ended                                 ended
                                          September 29,     September 30,          September 29,    September 30,
                                              2001              2000                    2001            2000
                                              ----              ----                    ----            ----


Average shares outstanding                    19,958             20,078                 19,872           19,821

Net effect of dilutive stock options,
warrants and restricted shares
         - Basic                                  --                 --                     --               --
                                             -------            -------                -------          -------
         - Diluted                             1,768              2,228                  1,844            2,381
                                             -------            -------                -------          -------


Average shares outstanding
         - Basic                              19,958             20,078                 19,872           19,821
                                             =======            =======                =======          =======
         - Diluted                            21,726             22,306                 21,716           22,202
                                             =======            =======                =======          =======

Net income                                   $   474            $ 9,728                $ 6,874          $30,558
                                             =======            =======                =======          =======

Net income per share
       - Basic                               $  0.02            $  0.49                $  0.35          $  1.54
                                             =======            =======                =======          =======
       - Diluted                             $  0.02            $  0.44                $  0.32          $  1.38
                                             =======            =======                =======          =======


4.  COMPREHENSIVE INCOME

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," total comprehensive income for the three months ended September 29, 2001, and September 30, 2000, was approximately $2.2 million and $8.5 million, respectively, and for the nine months ended September 29, 2001, and September 30, 2000, was $5.7 million and $28.1 million, respectively. The adjustment for comprehensive income is related to the Company's foreign currency translation.


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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $2.4 million per year. Additionally and unrelated to adoption of SFAS No. 142, there will be a scheduled decrease in amortization expense of $2.0 million resulting in increased income of $1.3 million. However, there will be no impact to operating cash flow. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, but does not believe that there will be a material effect on the earnings and financial position of the Company.

6.  RESTRUCTURING EXPENSE

The Company has recently announced the planned closure of its manufacturing facility in England as a first phase in a manufacturing rationalization strategy. This restructuring is designed to achieve cost reductions by consolidating manufacturing facilities. As a part of the plan, the Company will cease manufacturing operations at its plant in Washington, England.

The beginning phase of the plan has been initiated, with completion expected by the end of 2002. For the quarter ended September 29, 2001, the Company has recorded expenses of $1.7 million for the restructuring. The restructuring expense consists primarily of employee separation costs for approximately 170 associates in England.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales for the third quarter 2001 decreased 31% or $29.7 million to $66.7 million, compared to $96.4 million in the third quarter of 2000. Sales in the Americas decreased 37% over the third quarter of 2000 primarily due to continued weakness in the electronics market. Sales in Europe decreased

22% in dollars and in constant currency, and in the Asia-Pacific region sales decreased 22% in dollars and 19% in constant currency. The geographic sales percentage decreases from the prior year have been corrected from those presented in the third quarter earnings press release of October 24, 2001.

Electronic sales decreased to $35.1 million in the third quarter of 2001 from $61.7 million in the same quarter of last year for a decrease of $26.6 million or 43%. The decline in electronic sales results is due to the broad-based downturn in demand for electronic products.

Automotive sales decreased to $22.5 million in the third quarter 2001 from $23.9 million in the same quarter last year for a decrease of $1.4 million or 6% due primarily to a reduction in North American vehicle production. European automotive sales increased over the same period last year, but were offset by decreases in North America and the Asia-Pacific region.

Electrical fuse sales decreased $1.7 million or 16% to $9.1 million in the third quarter 2001 from $10.8 million in the same quarter last year reflecting weakness in the electrical market.

Gross margin was $21.5 million or 32.2% of sales for the third quarter of 2000 compared to $38.7 million or 40.2% in the same quarter last year. Gross margin continues to be negatively affected by the reduced production levels necessary to bring inventories in line with lower demand levels. Operating income decreased to $1.5 million or 2.2% of sales in the third quarter of 2001 compared to $16.3 million or 16.9% in the prior year. Operating income was also affected by charges taken in the quarter for the closure of the Company's UK plant, which is expected to be complete by the end of 2002. The plant closure reflects continued efforts to take cost out of the business and is a planned part of the Company's manufacturing rationalization strategy.

Operating expenses, excluding amortization and restructuring expenses, were $16.7 million for the third quarter of 2001, down 20% from the same quarter in the prior year. As a percent of sales, operating expenses increased to 25.0% for the third quarter of 2001 from 21.6% for the same quarter last year, as expense reductions did not fully offset the decline in sales. Amortization of the reorganization value and other intangibles increased to 2.4% of sales for the third quarter of 2001, from 1.8 % of sales in the third quarter of 2000 due to the decline in sales. Total operating expenses, including intangible amortization but excluding restructuring expenses, were 27.4% of sales in the third quarter of 2001 compared to 23.3% of sales in the same quarter last year.

Interest expense was $0.8 million in the third quarter of this year compared to $1.1 million in the third quarter of last year due to lower average debt levels. Other income was $0.1 million for the third quarter of 2001 compared to $0.3 million in the third quarter of the prior year.

Income before income taxes was $0.7 million for the third quarter 2001 compared to $15.4 million for the third quarter of 2000. Income taxes were $0.3 million with an effective tax rate of 36% for the third quarter of 2001 compared to $5.7 million with an effective tax rate of 37% in the third quarter of last year.

Net income decreased 95% to $0.5 million in the third quarter this year compared to $9.7 million in the third quarter of last year and diluted earnings per share decreased 95% to $0.02 in the third quarter this year compared to $0.44 per diluted share in the same quarter last year.

Nine Months, 2001

Sales for the first nine months decreased 27% to $211.3 million from $289.0 million last year. Electronics sales for the first nine months of 2001 were down 36% at $114.6 million compared to $179.4 million last year due to the broad-based downturn in demand for electronic products. Automotive sales for the first nine months of 2001 were down 10% at $70.0 million compared to $77.7 million last year due primarily to a decline in North American vehicle production. Electrical fuse sales for the first nine months of 2001 were down 16% at $26.7 million from $31.9 million last year due to weakness in the electrical market.

Gross margin was $73.6 million or 34.9% for the first nine months of 2001 compared to $117.3 million or 40.6% for the first nine months of last year. Gross margin continues to be negatively impacted by reduced production levels reflecting weaker demand and inventory reduction efforts. Operating income for the first nine months of 2001 decreased 74.8% to $12.6 million from $50.2 million last year.

Operating expenses, excluding amortization and restructuring, were 25.7% of sales for the first nine months of 2001 compared to 21.4% last year as expense reductions did not fully offset the decline in sales. The amortization of intangibles was 2.3% of sales for the first nine months of 2001 compared to 1.8% last year. Total operating expenses, including intangibles amortization but excluding restructuring expenses, were 28.0% of sales for the first nine months of 2001 compared to 23.2% of sales for the first nine months of last year.

Interest expense was $2.6 million for the first nine months of 2001 compared to $3.5 million last year. Other income was $0.7 million for the first nine months of 2001 compared to $1.9 million for the same period last year. Income before taxes was $10.7 million for the first nine months of 2001 compared to $48.6 million the first nine months of last year. Income taxes were $3.9 million the first nine months 2001 compared to $18.0 million last year.

Net income for the first nine months of 2001 decreased 77% to $6.9 million from $30.6 million for the same period last year. Diluted earnings per share for the first nine months of 2001 decreased 77% to $0.32 per diluted share compared to $1.38 per diluted share last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 2001 year with $5.5 million of cash. Net cash provided by operations was $23.6 million for the first nine months. Net cash used to invest in property, plant and equipment was $12.0 million. Net cash used to repay long-term debt and to repurchase stock was $7.1 million. In addition, proceeds from warrant and stock option exercises were $2.6 million, resulting in net cash used in financing activities of $4.5 million. The net increase in cash for the nine months ended September 29, 2001 was $7.2 million, leaving the Company with a cash balance of approximately $12.7 million at September 29, 2001.

The ratio of current assets to current liabilities was 2.1 to 1 at the end of the third quarter 2001 compared to 2.0 to 1 at year-end 2000 and 2.0 to 1 at the end of the third quarter 2000. The days sales in receivables was approximately 68 days at the end of the third quarter 2001 compared to 58 days at year-end 2000 and 64 days at third quarter end 2000. The increase in days sales in receivables was due primarily to heavier shipments toward the end of the quarter. The days inventory outstanding was approximately 108 days at third quarter end 2001 compared to 109 days at year-end 2000 and 91 days at third quarter end 2000.

The Company's capital expenditures were $2.4 million for the third quarter 2000. The Company expects that capital expenditures, which are primarily for new machinery, equipment and information systems, will be approximately $16 million for the full year 2001.

The long-term debt at the end of the third quarter 2001 totaled $52.4 million and consisted of the following: (1) 6.16% private placement notes totaling $40.0 million, (2) foreign revolver borrowings totaling $11.1 million, (3) notes payable relating to mortgages totaling $0.3 million and (4) other long-term debt, including capital leases, totaling $1.0 million. Of this indebtedness, $21.9 million is considered to be current liabilities. The Company has a $55.0 million revolver in the U.S., all of which was available at September 29, 2001. The bank revolver loan notes carry an interest rate of prime or LIBOR plus 0.375%. The Company also has an $8.0 million letter of credit facility, of which approximately $1.7 million was being used at September 29, 2001.


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

Information concerning the operations in these geographic segments for the periods ended September 29, 2001 and September 30, 2000, is as follows (in thousands):

                                           Three                Three                 Nine              Nine
                                           Months               Months               Months            Months
                                           Ended                Ended                Ended              Ended
                                       September 29,        September 30,        September 29,     September 30,
                                            2001                2000                 2001               2000
Revenues
The Americas                            $  35,399            $  56,337            $ 113,338          $ 168,472
Europe                                     11,205               14,316               40,476             48,031
Asia-Pacific                               20,107               25,709               57,483             72,534
                                        ---------            ---------            ---------          ---------
Combined Total                             66,711               96,362              211,297            289,037
Corporate                                       0                    0                    0                  0
Reconciliation                                  0                    0                    0                  0
                                        ---------            ---------            ---------          ---------
Consolidated Total                      $  66,711            $  96,362            $ 211,297          $ 289,037
                                        =========            =========            =========          =========

Intersegment Revenues
The Americas                            $  12,137            $  12,957            $  42,580          $  33,181
Europe                                      5,327                8,809               16,075             23,861
Asia-Pacific                                2,576                1,595                6,804              4,682
                                        ---------            ---------            ---------          ---------
Combined Total                             20,040               23,361               65,459             61,724
Reconciliation                            (20,040)             (23,361)             (65,459)           (61,724)
                                        ---------            ---------            ---------          ---------
Consolidated Total                              0                    0                    0                  0
                                        =========            =========            =========          =========

Interest Expense
The Americas                            $     757            $   1,037            $   2,475          $   3,262
Europe                                          3                    4                   22                 75
Asia-Pacific                                   45                   63                  148                190
                                        ---------            ---------            ---------          ---------
Consolidated Total                      $     805            $   1,104            $   2,645          $   3,527


Depreciation and Amortization
The Americas                            $   2,642            $   2,828            $   8,942          $   8,578
Europe                                      1,056                  698                2,792              2,092
Asia-Pacific                                  406                1,155                1,083              3,133
                                        ---------            ---------            ---------          ---------
Combined Total                              4,104                4,681               12,817             13,803
Corporate                                   2,067                2,080                6,201              6,369
Consolidated Total                      $   6,171            $   6,761            $  19,018          $  20,172

Other income (loss)
The Americas                            $    (124)           $      (5)           $     165          $   1,167
Europe                                          4                  153                  361                420
Asia-Pacific                                  176                  128                  218                290
                                        ---------            ---------            ---------          ---------
Consolidated Total                      $      56            $     276            $     744          $   1,877


Income Tax Expense
The Americas                $    (962)   $   3,243    $  (1,288)   $  10,530
Europe                            252        1,211        2,394        3,958
Asia-Pacific                      978        1,261        2,761        3,476
                            ---------    ---------    ---------    ---------
Consolidated Total          $     268    $   5,715    $   3,867
                                                                   $  17,964

Net Income
The Americas                $     789    $   5,849    $   2,556    $  20,357
Europe                          1,471        2,021        6,477        7,401
Asia-Pacific                    2,017        3,938        5,780        9,220
                            ---------    ---------    ---------    ---------
Combined Total                  4,277       11,808       14,813       36,978
Corporate                      (3,803)      (2,080)      (7,939)      (6,390)
Consolidated Total          $     474    $   9,728    $   6,874    $  30,588

Revenues
Electronic                  $  35,102    $  61,638    $ 114,607    $ 179,438
Automotive                     22,495       23,927       70,027       77,708
Power                           9,114       10,797       26,663       31,891
                            ---------    ---------    ---------    ---------
Consolidated Total          $  66,711    $  96,362    $ 211,297    $ 289,037
                            =========    =========    =========    =========


Revenues from no single customer of the Company amount to 10% or more for the quarter ended September 29, 2001.

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

The Company had long-term debt outstanding at September 29, 2001 in the form of senior notes and foreign lines of credit at variable interest rates. Since substantially all of the debt has fixed interest rates, the Company's interest expense is not sensitive to changes in interest rate levels.

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


PART II - OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

                  (a)       Exhibit                    Description

                            10.12 Form of change of Control Employment Agreement dated as of September 1, 2001 between
                                                Littelfuse, Inc. and Messrs.
                                                Barron, Franklin, Ouwehand and
                                                Ms. Mary Muchoney

                            10.13 Form of change of Control Employment Agreement dated as of September 1, 2001 between
                                                Littelfuse, Inc. and Mr. Kenneth
                                                Audino


                  (b) There were no reports on Form 8-K filed during the quarter ended September 29, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 29, 2001, to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      LITTELFUSE, INC.


Date:  November 12, 2001                              By /s/ Philip G. Franklin
                                                         -----------------------
                                                          Philip G. Franklin

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