Form 10-K405
period 2001-12-29
LITTELFUSE INC /DE
filed 2002-03-22
CIK 889331

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended December 29, 2001 or

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value, and Warrants to purchase shares of Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of 20,828,831 shares of voting stock held by non-affiliates of the registrant was approximately $565,294,473 based on the last reported sale price of the registrant's Common Stock, $.01 par value, as reported on The Nasdaq Stock Market on March 8, 2002.

         As of March 8, 2002, the registrant had outstanding 21,939,517 shares of Common Stock, $.01 par value.

         Portions of the following documents have been incorporated herein by reference to the extent indicated herein:

         Littelfuse, Inc. Proxy Statement dated March 22, 2002 (the "Proxy Statement") --Part III.

         Littelfuse, Inc. Annual Report to Stockholders for the year ended December 29, 2001 (the "Annual Report") -- Parts II and III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Littelfuse, Inc. (the "Company" or "Littelfuse") is the world's leading supplier of circuit protection products for the electronics industry. The Company's broad line of products include both overcurrent and overvoltage protection devices to serve the needs of various segments of the electronics market including: telecommunications, computers and peripherals and consumer electronics. The Company is also the leading provider of circuit protection for the automotive industry and the third largest producer of electrical fuses in North America.

         In the electronic market, leading manufacturers such as Arrow, Celestica, Compaq, Dell Computer, GE, Intel, Motorola, Nokia, Palm, Panasonic, Samsung and Sony utilize electronic circuit protection components from the Company. In the automotive market, the Company or its licensees have customer relationships with all leading automobile manufacturers throughout the world. Littelfuse provides substantially all of the automotive fuse requirements for vehicles manufactured domestically by General Motors, Ford and Daimler Chrysler as well as all Japanese and most European auto manufacturer transplants. The Company also competes in the electrical fuse market with representative customers such as Carrier, John Deere, GE, Heinz, International Paper, Marconi, Otis Elevator, Procter & Gamble and Rockwell. See "Business Environment: Circuit Protection Market."

         The Company manufactures many of its products on fully integrated manufacturing and assembly equipment. The Company fabricates and assembles a majority of its products and maintains product quality through a rigorous quality assurance program with all sites certified under ISO 9000 standards and its world headquarters certified under the QS9000 standards.

         The Company's products are sold worldwide through a direct sales force and manufacturers' representatives. For the year ended December 29, 2001, approximately 52% of the Company's net sales were to customers outside the United States (exports and foreign operations).

         References herein to "1999" or "fiscal 1999" refer to the fiscal year ended January 1, 2000. References herein to "2000" or "fiscal 2000" refer to the fiscal year ended December 30, 2000. References herein to "2001" or "fiscal 2001" refer to the fiscal year ended December 29, 2001.

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

LITTELFUSE PRODUCTS

Net sales of the Company's products by industry category for the periods indicated are as follows:


                                   Fiscal Year
                                  (in thousands)
                       ----------------------------------

                         2001         2000        1999
                       ----------------------------------
         Electronic    $146,342     $232,677     $154,141
         Automotive      91,061      100,036      101,270
         Electrical      34,746       39,207       40,956
                       ----------------------------------
              Total    $272,149     $371,920     $296,367
                       ==================================

ELECTRONIC PRODUCTS

Electronic circuit protection products are used to protect circuits in a multitude of electronic systems. The Company's product offering consists of six major categories: (1) fuses and protectors (2) positive temperature coefficient
(PTC) resettables (3) varistors (4) electrostatic discharge (ESD) suppressors
(5) diode arrays and thyristors and (6) fuseholders, blocks and other.

Electronics fuses and protectors are devices that contain an element which melts in an overcurrent condition. Electronic miniature and subminiature fuses are designed to provide circuit protection in the limited space requirements of electronic equipment. The company's fuses are used in a wide variety of electronic products including wireless telephones, consumer electronics, computers, modems and telecommunications equipment. The Company markets its products under the following trademarked and brand names: PICO(R) II; NANO2 (R) SMF; ALF(TM) II and SMTelecom(TM).

Resettables are positive temperature coefficient (PTC) polymer devices that limit the current when an overcurrent condition exists and then reset themselves once the overcurrent condition has cleared. The Company markets a line of surface mount PTC devices used primarily for computer and peripheral applications such as motherboards, disk drives, modems and printers.

Varistors are ceramic-based high-energy absorption devices that provide transient overvoltage and surge suppression for automotive, telecommunication, consumer electronics and industrial applications. The Company's product line offers both radial leaded and multilayer surface mount products.

Electrostatic discharge (ESD) suppressors are polymer-based devices that protect an electronic system from failure due to rapid transfer of electrostatic charge to the circuit. The Company's PulseGuard(R) line of ESD suppressors is used in PC and PC peripherals, digital consumer electronics and wireless applications.

Diode arrays and thyristors are fast switching silicon semiconductor structures. Diode arrays are used primarily as ESD suppressors, while thryristors are commonly used to protect telecommunications circuits from overvoltage transients such as those resulting from lightning. Applications include telephones, modems, data transmission lines and alarm systems.

In addition to the above products, the Company is also a supplier of fuse holders (including OMNI-BLOK(R)), fuse blocks (including Powr-Blok(R) power distribution systems) and fuse clips primarily to customers that purchase circuit protection devices from the Company.

AUTOMOTIVE PRODUCTS

Fuses are extensively used in automobiles, trucks, buses and off-road equipment to protect electrical circuits and the wires that supply electrical power to operate lights, heating, air conditioning, radios, windows and other controls. Currently, a typical automobile contains 30 to 70 fuses, depending upon the options installed. The fuse content per vehicle is expected to continue to grow as more electronic features are included in automobiles. The Company also supplies fuses for the protection of electric and hybrid vehicles.

The Company is a primary supplier of automotive fuses to United States, Japanese and European automotive OEMs, automotive component parts manufacturers and automotive parts distributors. The Company also sells its fuses in the replacement parts market, with its products being sold through merchandisers, discount stores and service stations, as well as under private label by national firms. The Company invented and owns all of the U.S. patents related to the blade type fuse which is the standard and most commonly used fuse in the automotive industry. The Company's automotive fuse products are marketed under the following trademarked brand names: ATO(R); MINI(R); MAXI(R); MIDI(R); J-CASE(R) and MEGA(R).

Over half of the Company's North American automotive fuse sales are made to wire harness manufacturers that incorporate the fuses into their products. The remaining automotive fuse sales are made directly to automotive manufacturers and through distributors who in turn sell most of their products to automotive product wholesalers, such as warehouse distributors, discount stores and service stations.

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


PRODUCT DESIGN AND DEVELOPMENT

The Company employs scientific, engineering and other personnel to continually improve its existing product lines and to develop new products at its research and engineering facilities in Des Plaines, Illinois and Dundalk, Ireland. The Product Technology Department consists of approximately 60 engineers, chemists, metallurgists, scientists and technicians. This department is primarily responsible for the design and development of new products.

Proposals for the development of new products are initiated primarily by sales and marketing personnel with input from customers. The entire product development process typically ranges from 6 to 18 months with continuous efforts to reduce the development cycle. During the fiscal years 2001, 2000 and 1999, the Company expended approximately $8.9 million, $11.2 million and $9.5 million, respectively, on product design and development. Spending for product design and development decreased in 2001 as the Company focused on controlling costs in response to the decline in sales. Product design and development costs as a percent of sales increased to 3.3% in 2001 compared to 3.0% in 2000, demonstrating the Company's continued focus on developing new technology and products to drive future growth.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

The Company generally relies on patent and trademark laws and license and nondisclosure agreements to protect intellectual property and proprietary products. In cases where it is deemed necessary by management, key employees are required to sign an agreement that they will maintain the confidentiality of the Company's proprietary information and trade secrets. This information, for business reasons, is not disclosed to the public.

As of December 29, 2001, the Company owned 127 patents in North America, 31 patents in the European Economic Community and 11 patents in other foreign countries. The Company has also registered trademark protection for certain of its brand names and logos. The 127 North American patents are in the following product categories: 87 electronic, 18 automotive, 19 electrical fuse and 3 miscellaneous.

New products are continually being developed to replace older products. The Company regularly applies for patent protection on such new products. Although in the aggregate the Company's patents are important in the operation of its businesses, the Company believes that the loss by expiration or otherwise of any one patent or group of patents would not materially affect its business.

The Company currently licenses its MINI(R) and MAXI(R) automotive fuse technology to Bussmann, a division of Cooper Industries and the Company's largest domestic competitor. The license granted in 1987 is nonexclusive and grants the Company the right to receive royalties of 4% of the licensee's revenues from the sale of the licensed products with an annual minimum of $25,000. Each license expires upon the expiration of the licensed product patents.

In addition, a second license covering the MINI(R) Fuse technology was granted to Pacific Engineering Company, Ltd., a Japanese manufacturer that produces and distributes the Company's patented automotive fuses to Pacific Rim-based automotive manufacturers. The license provides the Company with royalties of 2.5% of the licensee's revenues from the sale of the licensed products, with an annual minimum of $100,000. This second license expires on April 6, 2006.

License royalties amounted to $390,000, $338,000 and $250,000 for fiscal 2001, 2000 and 1999, respectively.

MANUFACTURING

The Company performs the majority of its own fabrication and stamps some of the metal components used in its fuses, holders and switches from raw metal stock and makes its own contacts and springs. However, the Company does depend upon a single source for a substantial portion of its stamped metal end caps for one family of electronic fuses. The Company believes that alternative stamping sources are available at prices which would not have a material adverse effect on the Company. The Company also performs its own plating (silver, nickel, zinc, tin and oxides). In addition, all thermoplastic molded component requirements used for such products as the ATO(R), MINI(R) and MAXI(R) fuse product lines are met through the Company's in-house molding capabilities.

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

The principal raw materials for the Company's products include copper and copper alloys, heat resistant plastics, zinc, melamine, glass, silver and solder. The Company depends upon a sole source for several heat resistant plastics. The Company believes that suitable alternative heat resistant plastics are available from other sources at prices which would not have a material adverse effect on the Company. All of the other raw materials are purchased from a number of readily available outside sources.

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

MARKETING

The Company's domestic sales and marketing staff of over 70 people maintains relations with major OEMs and distributors. The Company's sales and engineering personnel interact directly with the OEM engineers to ensure maximum circuit protection and reliability within the parameters of the OEM design. Internationally, the Company maintains a sales and marketing staff of over 40 people and sales offices in The Netherlands, England, Ireland, Singapore, Taiwan, Japan, Brazil, Hong Kong, Korea and China. The Company also markets its products indirectly through a worldwide organization of over 120 manufacturers' representatives and distributes through an extensive network of electronic, automotive and electrical distributors.

ELECTRONIC. The Company retains manufacturers' representatives to sell its electronic products and to call on major domestic and international OEMs and distributors. The Company distributes approximately one-third of its domestic products directly to OEMs, with the remainder sold through distributors nationwide.

In the Asia-Pacific region, the Company maintains a direct sales staff and utilizes manufacturers' representatives and distributors in Japan, Singapore, Korea, Taiwan, China, Malaysia, Thailand, Hong Kong, India, Indonesia, Philippines and Australia. In Europe, the Company maintains a direct sales force and utilizes manufacturers' representatives and distributors to support a wide array of customers. Unlike its US domestic representatives, most European manufacturers' representatives purchase inventory from the Company to facilitate delivery and reduce financial risks associated with currency exchange rate fluctuations.

AUTOMOTIVE. The Company maintains a direct sales force to service all the major automotive OEMs (including the United States manufacturing operations of foreign-based OEMs) through both the engineering and purchasing departments of these companies. Twenty-two manufacturers' representatives represent the Company's products to aftermarket fuse retailers such as Autozone and Pep Boys. In Europe, the Company uses both a direct sales force and manufacturers' representatives to distribute its products to Mercedes Benz, BMW, Volvo, Saab, Jaguar and other OEMs, as well as aftermarket distributors. In the Asia-Pacific region, the Company has licensed its automotive fuse technology to a Japanese firm, which supplies the majority of the automotive fuses to the Japanese manufacturing operations in the region including Toyota, Honda and Nissan. Additionally, the Company has a direct sales staff in Korea to call on major OEMs in that market.

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

BUSINESS SEGMENT INFORMATION

The Company has three reportable business segments: The Americas, Europe and Asia-Pacific. For information with respect to the Company's operations in its three geographic areas for the fiscal year ended December 29, 2001, see "Item 8. Financial Statements and Supplementary Data - Business Segment Information" incorporated herein by reference.

CUSTOMERS

The Company sells to over 10,000 customers worldwide. No single customer accounted for more than 10% of net sales during the last three years. During the 2001, 2000 and 1999 fiscal years, net sales to customers outside the United States (exports and foreign operations) accounted for approximately 51.9%, 48.4% and 46.1%, respectively, of the Company's total net sales.

COMPETITION

The Company's products compete with similar products of other manufacturers, some of which have substantially greater financial resources than the Company. In the electronics market, the Company's competitors include AVX, Bel Fuse, Bourns, Cooper Electronics, EPCOS, Raychem Division of TYCO International, San-O Industrial Corp., STMicroelectronics and Wickmann-Werke GmbH. In the automotive fuse market, the Company's competitors, both in sales to automobile manufacturers and in the aftermarket, include Bussmann Division of Cooper Industries and Pudenz Division of Wickmann-Werke. The Company licenses several of its automotive fuse designs to Bussmann. In the electrical market, the Company's major competitors include Cooper Bussmann and Ferraz Shawmut. The Company believes that it competes on the basis of innovative products, the breadth of its product line, the quality and design of its products and the responsiveness of its customer service in addition to price.

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

EMPLOYEES

During 2001, the Company employed an average of 3,374 persons. Approximately 50 employees in Des Plaines, 56 employees in Korea, 400 employees in Mexico and 180 employees in Ireland are covered by collective bargaining agreements. The Des Plaines agreement expires March 31, 2002, the Korea agreement expires March 31, 2003, the Mexico agreement expires January 31, 2003 and the Ireland agreement expires April 1, 2002. The Company is currently negotiating with the unionized employees in Korea related to the announced restructuring of that facility. The Company has not encountered any interruption of business due to issues with the union, and only a small portion of production is dependent on the Korea plant. Overall, the Company has historically maintained satisfactory employee relations and many of its employees have long experience with the Company. The Company emphasizes employee training and development and has established Quality Improvement Process (QIP) training for its employees worldwide to promote product quality and customer satisfaction.

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

RISKS AND UNCERTAINTIES

The Company's business is subject to several risks and uncertainties, including:
(a) the highly competitive nature of the Company's industry and the impact that competitors' new products and pricing may have upon the Company, (b) risks associated with the Company's ability to manufacture and deliver products in a manner that is responsive to its customers' needs, (c) risks of business interruption resulting from labor disputes and (d) the likelihood that revenues may vary significantly from one accounting period to another due to a variety of factors, including customers' buying decisions, the Company's product mix and general market and economic conditions. Such factors, as well as shortfalls in the Company's results of operations as compared with analysts' expectations, capital market conditions and general economic conditions, may also cause substantial volatility in the market price of the Company's common stock.

ITEM 2.  PROPERTIES


LITTELFUSE FACILITIES

The Company's operations are located in 20 owned or leased facilities worldwide, representing an aggregate of approximately 918,000 square feet. The U.S. headquarters and principal fabrication and distribution facility is located in Des Plaines, Illinois, supported by two additional plants in Illinois and one in Mexico. European headquarters and the primary European distribution center is in Utrecht, The Netherlands, with manufacturing plants in England, Ireland and Switzerland. Asia operations include distribution centers located in Singapore and Japan, with manufacturing plants in Korea, China and the Philippines. The Company does not believe that it will encounter any difficulty in renewing its existing leases upon the expiration of their current terms. Management believes that the Company's facilities are adequate to meet its requirements for the foreseeable future.

The following table provides certain information concerning the Company's facilities:

                                                                         Lease
                                                  Size       Lease/    Expiration
Location                    Use                   (sq.ft.)    Own         Date       Primary Product
--------                    ---                   --------    ---        -------     ---------------
Des Plaines, Illinois       Administrative,       340,000     Owned         --       Auto, Electronic,
                            Engineering,                                             Electrical
                            Manufacturing,
                            Testing and Research
Centralia, Illinois         Manufacturing          45,200     Owned         --       Electronic
Arcola, Illinois            Manufacturing          36,000     Owned         --       Electrical
Piedras Negras, Mexico      Manufacturing          50,031    Leased       2003       Auto, Electronic,
                                                                                     Electrical


                                                                         Lease
                                                  Size       Lease/   Expiration
Location                    Use                   (sq.ft.)    Own         Date       Primary Product
--------                    ---                   --------    ---       -------      ---------------
Piedras Negras, Mexico      Manufacturing          12,594    Leased       2003       Electronic and
                                                                                     Electrical

Piedras Negras, Mexico      Manufacturing,         22,711    Leased       2002       Electronic and
                            Warehousing                                              Electrical

Piedras Negras, Mexico      Warehousing             9,413    Leased       2002       Electronic and
                                                                                     Electrical

                                                                         Lease
                                                  Size       Lease/   Expiration
Location                    Use                   (sq.ft.)    Own         Date       Primary Product
--------                    ---                   --------    ---       -------      ---------------
Washington, England         Manufacturing,         60,000     Owned         --       Electronic
                              Sales and
                            Distribution

Utrecht, The Netherlands    Sales,                 34,642     Owned         --       Auto and Electronic
                            Administrative  and
                            Distribution

Grenchen, Switzerland       Manufacturing          11,000     Owned         --       Auto
Singapore                   Sales and              19,022    Leased       2003       Electronic
                            Distribution
Seoul, Korea                Sales and              29,175     Owned         --       Electronic and Auto
                            Manufacturing
Philippines                 Manufacturing          58,127     Owned         --       Electronic
Suzhou, China               Manufacturing          40,000     Owned         --       Electronic
Hong Kong, China            Sales                   3,079    Leased       2002       Electronic


                                                                         Lease
                                                  Size       Lease/   Expiration
Location                    Use                   (sq.ft.)    Own         Date       Primary Product
--------                    ---                   --------    ---       -------      ---------------
Taipei, Taiwan              Sales                   2,583    Leased       2003       Electronic
Yokohama, Japan             Sales                   6,243    Leased       2002       Electronic
Yokohama, Japan             Distribution           17,858    Leased       2004       Electronic
Sao Paulo, Brazil           Sales                     800    Leased       2002       Electronic

Dundalk, Ireland            Manufacturing         120,000     Owned         --       Electronic



ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that it believes will have a material adverse effect upon the conduct of its business or its financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's stockholders during the fourth quarter of fiscal 2001.


EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

     Name             Age                       Position
     ----             ---                       --------
Howard B. Witt        61        Chairman, President and Chief Executive Officer

Kenneth R. Audino     58        Vice President, Organizational Development
                                and Total Quality Management

William S. Barron     59        Vice President and General Manager Electronics
                                Business Unit

Philip G. Franklin    50        Vice President, Treasurer and Chief Financial
                                Officer

Hans Ouwehand         55        Vice President, European Operations

Mary S. Muchoney      56        Secretary


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

William S. Barron, Vice President and General Manager Electronic Business Unit, is responsible for the electronic products business. Mr. Barron joined Littelfuse in March 1991. From August 1981 to March 1991, Mr. Barron served as Director of Sales and Marketing of Cinch Manufacturing, a division of TRW, and the General Manager of one of its domestic divisions.

Philip G. Franklin, Vice President, Treasurer and Chief Financial Officer, has responsibility for the treasury, investor relations, accounting, information systems and global supply chain functions of the Company. Mr. Franklin joined the Company in 1998 from OmniQuip International, a $450 million construction equipment manufacturer which he helped take public.

Hans Ouwehand, Vice President, European Operations, has responsibility for all sales, marketing and engineering activities in Europe. Mr. Ouwehand joined Littelfuse in 1984 as Sales Manager, Europe, Electronics Division. He was later promoted to the position of European Sales and Marketing Manager for all Littelfuse products and in 1986 to the position of General Manager-European Operations. Prior to joining Littelfuse, his industrial background included research and development work with Sperry Rand and sales and product management with Lameris Medical Instruments.

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

                                     PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information set forth under "Quarterly Stock Prices" on page 32 of the Annual Report to Stockholders is incorporated herein by reference. As of March 8, 2002, there were 212 holders of record of the Company's Common Stock and approximately 5,000 beneficial holders of its Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth under "Selected Financial Data - Five Year Summary" on page 32 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 17 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information set forth under "Market Risk" on page 16 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors and the Consolidated Financial Statements and notes thereto of the Company set forth on pages 17 through 31 of the Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference. Please also refer to the information set forth under "Executive Officers of the Registrant" in Part I of this Report.

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

          (i)   Report of Independent Auditors (page 17).

          (ii) Consolidated Statements of Financial Condition as of December 29, 2001 and December 30, 2000 (page 18).

          (iii) Consolidated Statements of Income for the years ended December 29, 2001, December 30, 2000 and January 1, 2000 (page 19).

          (iv) Consolidated Statements of Cash Flows for the years ended December 29, 2001, December 30, 2000 and January 1, 2000 (page 20).

          (v) Consolidated Statements of Shareholders' Equity for the years ended December 30, 2001, December 30, 2000 and January 1, 2000 (page 21).

          (vi)  Notes to Consolidated Financial Statements (pages 22-31).

     (2)  Financial Statement Schedules. The following financial statement schedule is submitted herewith for the periods indicated therein.

     (i)  Schedule II-Valuation and Qualifying Accounts and Reserves

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (3)  Exhibits

          See Exhibit Index on pages 17-19.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed with the SEC during the fourth quarter of 2001.

                                LITTELFUSE, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                    Additions
                                       Balance at   Charged to                  Balance at
                                       Beginning    Costs and     Deductions    End of
        Description                    Of Year      Expenses         (A)        Year
        -----------                    ----------   ----------    ----------    -------
Year ended December 29, 2001
  Allowance for losses on
    accounts receivable............    $ 1,230      $   332       $   318       $ 1,244
                                       =======      =======       =======       =======

  Reserves for sales discounts
    and allowances.................    $ 7,948      $    --       $ 1,673       $ 6,275
                                       =======      =======       =======       =======

Year ended December 30, 2000
  Allowance for losses on
    accounts receivable............    $ 1,570      $   275       $   615       $ 1,230
                                       =======      =======       =======       =======

  Reserves for sales discounts
    and allowances.................    $ 5,551      $ 2,397       $    --       $ 7,948
                                       =======      =======       =======       =======

Year ended January 1, 2000
  Allowance for losses on
    accounts receivable............    $ 1,103      $   614       $   147       $ 1,570
                                       =======      =======       =======       =======

  Reserves for sales discounts
    and allowances.................    $ 4,782      $   769       $    --       $ 5,551
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

                                              Littelfuse, Inc.

                                              By /s/ Howard B. Witt
                                                 ------------------------------
                                                 Howard B. Witt,
                                                 Chairman, President and
                                                 Chief Executive Officer

Date:  March 22, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2002.



/s/ Howard B. Witt                 Chairman of the Board, President
-----------------------------      and Chief Executive Officer
Howard B. Witt

/s/ John P. Driscoll               Director
-----------------------------
John P. Driscoll

/s/ Anthony Grillo                 Director
-----------------------------
Anthony Grillo

/s/ Bruce A. Karsh                 Director
----------------------------
Bruce A. Karsh

/s/ John E. Major                  Director
-----------------------------
John E. Major

/s/ John J. Nevin                  Director
----------------------------
John J. Nevin

/s/ Philip G. Franklin             Vice President, Treasurer
--------------------------         and Chief Financial Officer
Philip G. Franklin                 (Principal Financial Officer)

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

3.2 Bylaws, as amended to date (filed as exhibit 3.2 to the Company's Form 10-Q for the quarterly period ended September 30, 2000 (1934 Act File No. 0-20388) and incorporated herein by reference)

4.1 Second amended restated bank credit agreement among Littelfuse, Inc., as borrower, the lenders named therein and the First National Bank of Chicago, as agent, dated as of September 1, 1998. (filed as exhibit 4.1 to the Company's Form 10K for the fiscal year ended January 2, 1999 (1934 Act File No. 0-20388) and incorporated herein by reference)

4.3 Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended July 1, 2000 (1934 Act File No. 0-20388) and incorporated herein by reference.)

4.4 Littelfuse, Inc. Retirement Plan dated January 1, 1992, as amended and restated.

4.5 Littelfuse, Inc. 401(k) Savings Plan (filed as exhibit 4.8 to the Company's Form 10K for the fiscal year ended December 31, 1992 (1934 Act File No. 0-20388) and incorporated herein by reference.)

4.6 Littelfuse Rights Plan Agreement, dated as of December 15, 1995, between Littelfuse, Inc. and LaSalle National Bank, as Rights Agent, together with Exhibits thereto, as amended (filed as exhibit 4.10 to the Company's Form 10-Q for the quarterly period ended October 3, 1998 (1934 Act File No. 0-20388) and incorporated herein by reference.)

Number                       Description of Exhibit
------                       ----------------------

4.7 Note Purchase Agreement dated as of September 1, 1998, relating to $60,000,000 principal amount of Littelfuse, Inc. 6.16% Senior Notes due September 1, 2005. (filed as exhibit 4.11 to the Company's Form 10K for the fiscal year ended January 2, 1999 (1934 Act File No. 0-20388) and incorporated herein by reference)

4.8 Form of Restricted Share Agreement (filed as exhibit 4.12 to the Company's Form 10-Q for the quarterly period ended July 1, 2000 (1934 Act File No. 0-20388) and incorporated herein by reference.)

10.3 Patent License Agreement, dated as of July 28, 1995, between Littelfuse, Inc. and Pacific Engineering Company, Ltd.(filed as exhibit 10.3 to the Company's Form 10K for the year ended December 28, 1996 (1934 Act File No. 0-20388) and incorporated herein by reference)

10.4 MINI(R)and MAXITM License Agreement, dated as of June 21, 1989, between Littelfuse, Inc. and Cooper Industries, Inc. (filed as exhibit 4.6 to the Company's Form 10 effective September 16, 1992 (1934 Act File No. 0-20388) and incorporated herein by reference.)

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

10.10 Employment Agreement dated as of November 2, 2001 between Littelfuse, Inc. and Howard B. Witt

Number                       Description of Exhibit
------                       ----------------------

10.11 Change of Control Employment Agreement dated as of November 2, 2001 between Littelfuse, Inc. and Howard B. Witt

10.12 Form of change of Control Employment Agreement dated as of September 1, 2001 between Littelfuse, Inc. and Messrs. Barron, Franklin, Ouwehand and Ms. Muchoney (filed as exhibit 10.12 to the Company's Form 10-Q for the quarterly period ended September 29, 2001 (1934 Act File No. 0-20388) and incorporated herein by reference.)

10.13 Form of change of Control Employment Agreement dated as of September 1, 2001 between Littelfuse, Inc. and Mr. Kenneth Audino (filed as exhibit
      10.13 to the Company's Form 10-Q for the quarterly period ended September 29, 2001 (1934 Act File No. 0-20388) and incorporated herein by reference.)

13.1 Portions of Littelfuse Annual Report to Stockholders for the fiscal year ended December 29, 2001.

22.1  Subsidiaries.

23.1  Consent of Independent Auditors.