Form 10-Q
period 2002-03-30
LITTELFUSE INC /DE
filed 2002-05-16
CIK 889331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 30, 2002 OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM              TO
            -------------   --------------

                         Commission file number 0-20388

                                LITTELFUSE, INC.
                             ---- ----------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             36-3795742
---------------------------------                            ------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

       800 EAST NORTHWEST HIGHWAY
         DES PLAINES, ILLINOIS                                      60016
----------------------------------------                          ----------
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

       As of March 30, 2002, 21,940,047 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                                                    PAGE
                                                                                                    ----
Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations for the three months ended
         March 30, 2002 and March 31, 2001............................................................1

         Condensed Consolidated Balance Sheets as of March 30, 2002
         and December 29, 2001........................................................................2

         Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2002 and March 31, 2001
         .............................................................................................3

         Notes to Condensed Consolidated Financial Statements.........................................4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ..............................................6

Item 3.   Qualitative and Quantitative Disclosures about Market Risk ................................11


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................................................12

                                LITTELFUSE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                         For the Three Months Ended
                                                             MARCH 30,   March 31,
                                                               2002        2001
                                                             --------    --------
Net sales ................................................   $ 65,130    $ 75,590
Cost of sales ............................................     45,105      48,655
                                                             --------    --------
Gross profit .............................................     20,025      26,935
Selling, general and administrative expenses .............     14,909      16,944
Research and development expenses ........................      2,022       2,673
Amortization of intangibles ..............................        192       1,623
Restructuring expense ....................................      3,744        --
                                                             --------    --------
Operating income (loss) ..................................       (842)      5,695
Interest expense .........................................        716         931
Other income .............................................       (601)       (106)
                                                             --------    --------
Income (loss) before income taxes ........................       (957)      4,870
Income tax expense (benefit) .............................       (345)      1,754
                                                             --------    --------
Net income (loss) ........................................   $   (612)   $  3,116
                                                             ========    ========
Net income (loss) per share:
    Basic ................................................   $  (0.03)   $   0.16
                                                             ========    ========
    Diluted ..............................................   $  (0.03)   $   0.14
                                                             ========    ========

Weighted average shares and equivalent shares outstanding:
    Basic ................................................     21,877      19,794
                                                             ========    ========
    Diluted ..............................................     21,877      21,689
                                                             ========    ========

                                LITTELFUSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                         MARCH 30,  December 29,
                                                           2002         2001
                                                        -----------  ----------
                                                        (unaudited)
ASSETS:
Cash and cash equivalents .............................   $ 34,097   $ 34,527
Receivables, net ......................................     44,312     40,969
Inventories, net ......................................     44,927     46,208
Other current assets ..................................     16,611     14,478
                                                          --------   --------

Total current assets ..................................   $139,947   $136,182

Property, plant, and equipment, net ...................     83,108     86,601
Reorganization value, net .............................     28,066     28,066
Other intangible assets, net ..........................     20,262     20,455
Other assets ..........................................      1,526        968
                                                          --------   --------
                                                          $272,909   $272,272
                                                          ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities excluding current portion
    of long-term debt .................................   $ 44,973   $ 42,216
Current portion of long-term debt .....................     19,404     21,026
                                                          --------   --------
Total current liabilities .............................     64,377     63,242
Long-term debt ........................................     30,314     30,402
Deferred liabilities ..................................        831        835
Other long-term liabilities ...........................         68        124
Shareholders' equity ..................................    177,319    177,669
                                                          --------   --------
Shares issued and outstanding at March 30, 2002:
21,940,047;  as of December 29, 2001, 21,873,416
                                                          $272,909   $272,272
                                                          ========   ========

                                LITTELFUSE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)



                                                          For the Three Months Ended
                                                              MARCH 30,  March 31,
                                                               2002        2001
                                                             --------    --------
Operating activities:
Net income (loss) ........................................   $   (612)   $  3,116
Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:

     Depreciation ........................................      4,321       4,800
     Amortization ........................................        192       1,623
Changes in operating assets and liabilities:
     Accounts receivable .................................     (4,656)      3,837
     Inventories .........................................      1,197      (1,692)
     Current liabilities excluding current portion of
      long-term debt .....................................      2,805      (6,417)
Prepaid expenses and other ...............................       (887)     (2,234)
                                                             --------    --------
Net cash provided by operating activities ................   $  2,360    $  3,033

Cash used in investing activities:
     Purchases of property, plant, and
       equipment, net ....................................     (1,805)     (5,130)
                                                             --------    --------
     Net cash used in investing activities ...............     (1,805)     (5,130)

Cash provided by (used in) financing activities:
     Proceeds from long-term debt ........................       --        11,100
     Payments of long-term debt ..........................     (1,604)     (7,307)
     Proceeds from exercise of stock
       options and warrants ..............................        687         458
     Purchase of common stock and warrants ...............       --        (1,256)
                                                             --------    --------
Net cash provided by (used in) financing
       activities ........................................       (917)      2,995

Effect of exchange rate changes on cash ..................        (68)         48
                                                             --------    --------
Increase (decrease) in cash and cash
     equivalents .........................................       (430)        946
Cash and cash equivalents at beginning
     of period ...........................................     34,527       5,491
                                                             --------    --------
Cash and cash equivalents at end of
     period ..............................................   $ 34,097    $  6,437
                                                             ========    ========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 30, 2002

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period ended March 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

2. INVENTORIES

The components of inventories are as follows (in thousands):


                              March 30,          December 29,
                                2002                2001
                             ----------         ------------

       Raw material          $  9,223            $  9,244
       Work in process         11,734              11,066
       Finished goods          23,970              25,898
                             --------            --------
         Total               $ 44,927            $ 46,208
                             ========            ========


3. PER SHARE DATA

Net income (loss) per share amounts for the three months ended March 30, 2002 and March 31, 2001 are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

                                        Three months ended
                                        March 30,  March 31,
                                          2002       2001
                                        -------    -------

Average shares outstanding                21,877     19,794

Net effect of dilutive stock options,
warrants and restricted shares
       - Basic                              --         --
                                        --------    -------
       - Diluted                            --        1,895
                                        --------    -------

Average shares outstanding
       - Basic                            21,877     19,794
                                        ========    =======
       - Diluted                          21,877     21,689
                                        ========    =======

Net income (loss)                       $   (612)   $ 3,116
                                        ========    =======

Net income per share
       - Basic                          $  (0.03)   $  0.16
                                        ========    =======
       - Diluted                        $  (0.03)   $  0.14
                                        ========    =======


The quarter ended March 30, 2002 excluded potentially dilutive securities of 197,000 in the computation of diluted earnings per share because the effect would have been anti-dilutive.


4. COMPREHENSIVE INCOME

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," total comprehensive income (loss) for the three months ended March 30, 2002, and March 31, 2001, was approximately $(1.0) million and $0.3 million, respectively. The adjustment for comprehensive income is related to the Company's foreign currency translation.


5. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company adopted FAS 144 as of January 1, 2002, and the adoption of the Statement did not have a significant impact on the Company's financial position and results of operations.

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

The Company has applied the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. Application of the non-amortization provisions of the Statement resulted in an increase in net income of $0.6 million, or $0.03 per share. Pro-forma net income for the three months ended March 31, 2001, adjusted for the adoption of FAS 142 was $3.7 million or $0.14 per share. The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. The effect of these tests did not have a significant impact on the Company's financial position and results of operations. Additionally and unrelated to adoption of SFAS No. 142, there was a scheduled decrease in amortization expense of $0.5 million resulting in increased income of $0.3 million for the period ended March 30, 2002.

6. RESTRUCTURING EXPENSE

The Company has announced a restructuring plan designed to achieve cost reductions by transferring manufacturing from higher cost locations to lower cost locations and closing three plants (one each in the US, the UK and Korea).

Included in the Company's operating results for the period ended March 30, 2002, are restructuring charges of $3.7 million. These charges relate to workforce reductions in Korea and Ireland and the write-down of manufacturing equipment. Restructuring of the Korea and Ireland manufacturing operations included $3.0 million of employee termination costs covering 79 technical, production, administrative and support employees. The remaining $0.7 million of restructuring expense relates to the non-cash writedown of manufacturing equipment. As of March 30, 2002, $1.3 million of severance costs have been paid. The remaining $1.8 million of severance costs, currently shown in accrued expenses, should be paid by December 31, 2002.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales decreased $10.5 million or 14% to $65.1 million, compared to $75.6 million in the first quarter of 2001. On a sequential basis, the results reflect an increase of 7% compared to the fourth quarter of 2001.

Sales in the Americas decreased 15% in the first quarter of 2002, compared to the first quarter of last year. Europe sales decreased 28% in dollars, and 25% in constant currency and Asia sales increased 1% in dollars and 4% in constant currency, compared to the first quarter of 2001.

Electronic sales decreased $10.7 million or 24% to $33.2 million in the first quarter of 2002 compared to $43.9 million in the same quarter of last year. Electronic sales were down on a worldwide basis, but improved on a sequential basis from the fourth quarter of 2001. The sequential improvement is driven by signs of strengthened demand in Asia (other than Japan which remains weak) and the benefits of lower inventory levels at North American distributors.

Automotive sales increased $0.5 million or 2% to $24.1 million in the first quarter of 2002 from $23.6 million in the same quarter last year. The increase in automotive sales was due to continued strength in the North American OEM business, partially offset by continued weakness in the US aftermarket business and lower European sales.

Electrical fuse sales decreased $0.3 million or 4% to $7.8 million in the first quarter of 2001 compared to $8.1 million in the same quarter last year. The electrical fuse market continues to be weak and has not yet shown signs of recovery.

Gross margin was $20.0 million or 30.7% of sales for the first quarter of 2002, compared to $26.9 million or 35.6% in the same quarter last year. On a sequential basis, gross margin improved 0.7% from the fourth quarter of 2001 as production increased due to improving demand for electronic and automotive products.

Operating expenses, excluding amortization and restructuring expense, were $16.9 million or 26.0% of sales for the first quarter of 2002 compared to $19.6 million or 26.0% of sales for the same quarter in the prior year. Total operating expenses, excluding restructuring expense, were $17.1 million or 26.3% of sales in the first quarter of 2002 compared to $21.2 million or 28.1% of sales in the same quarter last year. Contributing to the decrease in total operating expenses was the reduction in amortization expense resulting from the combination of the adoption of SFAS No. 142 and a natural drop off of patent amortization. The adoption of SFAS No. 142 reduced amortization expense by $0.9 million for the quarter, and the natural drop off of patent amortization provided an additional reduction of $0.5 million for the period.

Operating income (loss) was ($0.8) million for the first quarter 2002 compared to $5.7 million for the same quarter of last year. The decrease in operating income was primarily due to lower sales levels and restructuring expenses related to the manufacturing rationalization program.

Interest expense was $0.7 million in the first quarter of this year compared to $0.9 million in the first quarter of last year due to lower average debt levels. Other income was $0.6 million, which included a one-time gain of $0.4 million on the sale of a product line, for the first quarter of 2002 compared to $0.1 million in the first quarter of the prior year.

Net income (loss) before income taxes was $(1.0) million for the first quarter 2002 compared to $4.9 million for the first quarter of 2001. The income tax benefit was $0.3 million for the first quarter of 2002 compared to income tax expense of $1.8 million in the first quarter of last year.

Net income (loss) for the first quarter 2002 was $(0.6) million or $(0.03) per diluted share compared to $3.1 million or $0.14 per diluted share for the same quarter of last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 2002 year with $34.5 million of cash. Net cash provided by operations was $2.3 million for the first three months. Net cash used to invest in property, plant and equipment was $1.8 million. In addition, cash used to pay long-term debt was $1.6 million and proceeds from warrant and stock option exercises were $0.7 million, resulting in net cash used in financing activities of $0.9 million. The net decrease in cash for the three months ended March 30, 2002 was $0.4 million, leaving the Company with a cash balance of approximately $34.1 million at March 30, 2002.

The ratio of current assets to current liabilities was 2.2 to 1 at the end of the first quarter 2002 compared to 2.2 to 1 at year end 2001 and 2.1 to 1 at the end of the first quarter 2001. The days sales in receivables was 62 days at the end of the first quarter 2002 compared to 61 days at year-end 2001, and 58 days at the end of the first quarter 2001. The days inventory outstanding was approximately 91 days at the end of the first quarter 2002 compared to 108 days at year-end 2001 and 112 days at end of the first quarter 2001.

The Company's capital expenditures were $1.8 million for the first quarter 2002. The Company expects that capital expenditures, which are primarily for new machinery, equipment and information systems, will be approximately $12 - $14 million for the full year 2002.

The long-term debt at the end of the first quarter 2002 consisted of four types totaling $49.7 million. They are as follows: (1) private placement notes totaling $40.0 million, (2) foreign revolver borrowings totaling $9.0 million,
(3) notes payable relating to mortgages totaling $0.3 million, (4) other long-term debt, including capital leases, totaling $0.4 million. These four items include $19.4 million of senior notes, revolver borrowings and mortgage notes, which are considered to be current liabilities. This leaves net long-term debt totaling $30.3 million at March 30, 2002. The private placement notes carry an interest rate of 6.16%. The Company has a $55.0 million revolver in the U.S., all of which was available at March 30, 2002. The bank revolver loan notes carry an interest rate of prime or LIBOR plus 0.375%. The Company also has an $8.0 million letter of credit facility, of which approximately $2.2 million was being used at March 30, 2002.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

The preceding commentary presents management's discussion and analysis of the Company's financial condition and results of operations for the periods presented. Certain of the statements included above, including those regarding future financial performance or results or those that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Exchange Act of 1934, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including, but not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development and patent protection, commercialization and technological difficulties, capacity and supply constraints or difficulties, actual purchases under agreements, the effect of the Company's accounting policies, currency rate fluctuations, labor disputes, restructuring costs in excess of expectations and other risks which may be detailed in the Company's Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.


Business Segment Information

The Company designs, manufactures and sells circuit protection devices throughout the world. The Company has three reportable geographic segments: The Americas, Europe and Asia-Pacific. The circuit protection market in these geographical segments is categorized into three major product areas: electronic, automotive and electrical fuses.

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

Revenues from no single customer amounted to 10% or more of the Company's total revenues for the quarter ended March 30, 2002.

Information concerning the operations in these geographic segments for the period ended March 30, 2002 and March 31, 2001, is as follows (in thousands):



-----------------------------------------------------------
REVENUES                          2002 Q1           2001 Q1
-----------------------------------------------------------

-----------------------------------------------------------
The Americas                       34,334            40,217
-----------------------------------------------------------
Europe                             12,249            17,066
-----------------------------------------------------------
Asia-Pacific                       18,547            18,307
-----------------------------------------------------------
Combined Total                     65,130            75,590
-----------------------------------------------------------
Corporate                            --                --
-----------------------------------------------------------
Reconciliation                       --                --
-----------------------------------------------------------
Consolidated Total                 65,130            75,590
-----------------------------------------------------------

-----------------------------------------------------------
INTERSEGMENT REVENUES             2002 Q1           2001 Q1
-----------------------------------------------------------

-----------------------------------------------------------
The Americas                       14,402            14,792
-----------------------------------------------------------
Europe                             10,213             4,966
-----------------------------------------------------------
Asia-Pacific                        3,061             1,707
-----------------------------------------------------------
Combined Total                     27,676            21,465
-----------------------------------------------------------
Corporate                            --                --
-----------------------------------------------------------
Reconciliation                   (27,676)          (21,465)
-----------------------------------------------------------
Consolidated Total                  --                --
-----------------------------------------------------------


-----------------------------------------------------------
INTEREST EXPENSE                  2002 Q1           2001 Q1
-----------------------------------------------------------

-----------------------------------------------------------
The Americas                          657               882
-----------------------------------------------------------
Europe                                 17                 6
-----------------------------------------------------------
Asia-Pacific                           42                43
-----------------------------------------------------------
Combined Total                        716               931
-----------------------------------------------------------
Corporate                               0                 0
-----------------------------------------------------------
Reconciliation                          0                 0
-----------------------------------------------------------
Consolidated Total                    716               931
-----------------------------------------------------------


-----------------------------------------------------------
DEPRECIATION AND AMORTIZATION     2002 Q1           2001 Q1
-----------------------------------------------------------

-----------------------------------------------------------
The Americas                        3,295             3,100
-----------------------------------------------------------
Europe                                627               886
-----------------------------------------------------------
Asia-Pacific                          399               370
-----------------------------------------------------------
Combined Total                      4,321             4,356
-----------------------------------------------------------
Corporate                             192             2,067
-----------------------------------------------------------
Reconciliation                        --               --
-----------------------------------------------------------
Consolidated Total                  4,513             6,423
-----------------------------------------------------------


-----------------------------------------------------------
OTHER INCOME (LOSS)               2002 Q1           2001 Q1
-----------------------------------------------------------

-----------------------------------------------------------
The Americas                          (11)              (22)
-----------------------------------------------------------
Europe                                644               214
-----------------------------------------------------------
Asia-Pacific                          (32)              (86)
-----------------------------------------------------------
Combined Total                        601               106
-----------------------------------------------------------
Corporate                            --                --
-----------------------------------------------------------
Reconciliation                       --                --
-----------------------------------------------------------
Consolidated Total                    601               106
-----------------------------------------------------------

-----------------------------------------------------------
INCOME TAX EXPENSE(INCOME)        2002 Q1           2001 Q1
-----------------------------------------------------------

-----------------------------------------------------------
The Americas                         (753)             (524)
-----------------------------------------------------------
Europe                                614             1,348
-----------------------------------------------------------
Asia-Pacific                         (206)              930
-----------------------------------------------------------
Combined Total                       (345)            1,754
-----------------------------------------------------------
Corporate                           --                 --
-----------------------------------------------------------
Reconciliation                      --                 --
-----------------------------------------------------------
Consolidated Total                   (345)            1,754
-----------------------------------------------------------


-----------------------------------------------------------
NET INCOME(LOSS)                  2002 Q1           2001 Q1
-----------------------------------------------------------

-----------------------------------------------------------
The Americas                        1,152               (37)
-----------------------------------------------------------
Europe                              1,471             3,354
-----------------------------------------------------------
Asia-Pacific                          701             1,867
-----------------------------------------------------------
Combined Total                      3,324             5,184
-----------------------------------------------------------
Corporate                          (3,936)           (2,068)
-----------------------------------------------------------
Reconciliation                       --                --
-----------------------------------------------------------
Consolidated Total                   (612)            3,116
-----------------------------------------------------------


------------------------------------------------------------
                                  2002 Q1           2001 Q1
                                  REVENUES          REVENUES
------------------------------------------------------------
Electronic                         33,216            43,936
------------------------------------------------------------
Automotive                         24,139            23,574
------------------------------------------------------------
Power                               7,775             8,080
------------------------------------------------------------
Consolidated Total                 65,130            75,590
------------------------------------------------------------



Item 3. Qualitative and Quantitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign exchange rates, commodities and to a lesser extent, interest rates.

The Company had long-term debt outstanding at March 30, 2002, in the form of senior notes and foreign lines of credit at variable interest rates. Since a substantial portion of the debt has fixed interest rates, the Company's interest expense is not materially sensitive to changes in interest rate levels.

A portion of the Company's operations consists of manufacturing and sales activities in foreign countries. The Company has manufacturing facilities in Mexico, Ireland, Switzerland, South Korea, China and the Philippines. During the first quarter of 2002, sales exported from the United States or manufactured abroad accounted for approximately 47% of total sales.

Substantially all sales in Europe are denominated in British Pounds Sterling and Euros and substantially all sales in the Asia-Pacific region are denominated in United States Dollars, Japanese Yen and South Korean Won.

The Company's identifiable foreign exchange exposures result from the purchase and sale of products from affiliates, repayment of intercompany trade and loan amounts and translation of local currency amounts in consolidation of financial results. As international sales accounted for nearly half of the total sales for the period ended March 30, 2002, a significant portion of the resulting accounts receivable is denominated in foreign currencies. Changes in foreign currency exchange rates or weak economic conditions in the foreign countries in which it manufactures and distributes products could affect the Company's accounts receivable values and financial results. The Company does not use any material derivative financial instruments to mitigate its foreign currency risk at the present time. However, netting and offsetting intercompany account management techniques are utilized to reduce known foreign currency expenses.

The Company uses various metals in the production of its products, including zinc, copper and silver. The Company's earnings are exposed to fluctuations in the prices of these commodities. The Company does not currently use derivative financial instruments to mitigate this commodity price risk.


PART II - OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

         (a) Exhibit                  Description
             -------                  -----------

               4.3 Stock Plan for Employees and Directors of Littelfuse, Inc., as amended

         (b) There were no reports on Form 8-K filed during the quarter ended March 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 30, 2002, to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LITTELFUSE, INC.


Date:  May 16, 2002                      By  /s/ Philip G. Franklin
                                           -------------------------------------
                                               Philip G. Franklin
                                               Vice President, Treasurer,
                                               and Chief Financial Officer
                                               (As duly authorized officer and
                                               as the principal financial and
                                               accounting officer)