Form 10-Q
period 2002-06-29
LITTELFUSE INC /DE
filed 2002-08-13
CIK 889331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ----   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 29, 2002 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______
   ----

                         Commission file number 0-20388

                                LITTELFUSE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                         36-3795742
    -----------------------------                          ------------------
   (State or other jurisdiction                            (I.R.S. Employer
   of incorporation or organization)                       Identification No.)

      800 EAST NORTHWEST HIGHWAY
            DES PLAINES, ILLINOIS                                  60016
 -----------------------------------------                      ----------
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

     As of June 29, 2002, 21,965,897 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS


                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income for the periods ended June
         29, 2002 and June 30,
         2001..............................................................................       1

         Condensed Consolidated Balance Sheets for the periods ended June 29, 2002
         and December 29, 2001.............................................................       2

         Condensed Consolidated Statements of Cash Flows for the periods ended
         June 29, 2002 and June 30,
         2001..............................................................................       3

         Notes to the Condensed Consolidated Financial Statements..........................       4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ...................................       7

Item 3.   Qualitative and Quantitative Disclosures about Market Risk ......................      12


PART II - OTHER INFORMATION

Item 4.   Submission of matters to a vote of security holders..............................      13

Item 6.  Exhibits and Reports on Form 8-K..................................................      14

                                LITTELFUSE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data, unaudited)

                                             For the Three Months EndedFor the Six Months Ended
                                           ------------------------------------------------------
                                            JUNE 29,       June 30,       JUNE 29,       June 30,
                                           ---------      ---------      ---------      ---------
                                             2002           2001           2002           2001
                                             ----           ----           ----           ----
Net sales ............................     $  73,900      $  68,996      $ 139,029      $ 144,586
Cost of sales ........................        49,623         43,797         94,727         92,452
                                           ---------      ---------      ---------      ---------
Gross profit .........................        24,277         25,199         44,302         52,134
Selling, general and administrative
    expenses .........................        15,073         15,809         29,983         32,753
Research and development expenses ....         2,145          2,310          4,166          4,983
Amortization of intangibles ..........           192          1,624            384          3,247
Restructuring expense ................            --             --          3,744             --
                                           ---------      ---------      ---------      ---------
Operating income .....................         6,867          5,456          6,025         11,151
Interest expense .....................           727            909          1,442          1,840
Other income .........................          (150)          (583)          (750)          (689)
                                           ---------      ---------      ---------      ---------
Income before income taxes ...........         6,290          5,130          5,333         10,000

Income taxes .........................         2,265          1,846          1,920          3,600
Net income ...........................     $   4,025      $   3,284      $   3,413      $   6,400
                                           =========      =========      =========      =========
Net income per share:
    Basic ............................     $    0.18      $    0.17      $    0.16      $    0.32
                                           =========      =========      =========      =========
    Diluted ..........................     $    0.18      $    0.15      $    0.15      $    0.30
                                           =========      =========      =========      =========
Weighted average shares and equivalent
    shares outstanding:
    Basic ............................        21,915         19,863         21,902         19,829
                                           =========      =========      =========      =========
    Diluted ..........................        22,062         21,745         22,059         21,687
                                           =========      =========      =========      =========

                                LITTELFUSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                 (unaudited)
                                                JUNE 29, 2002  December 29, 2001
                                                -------------  -----------------
ASSETS:
Cash and cash equivalents ......................   $ 31,826       $ 34,527
Marketable securities ..........................     11,944             --
Receivables ....................................     47,280         40,969
Inventories ....................................     44,743         46,208
Other current assets ...........................     15,596         14,478
                                                   --------       --------
Total current assets ...........................   $151,389       $136,182
Property, plant, and equipment, net ............     82,200         86,601
Reorganization value, net ......................     28,066         28,066
Other intangible assets, net ...................     20,111         20,455
Other assets ...................................      1,553            968
                                                   --------       --------

                                                   $283,319       $272,272
                                                   ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities excluding current portion
    of long-term debt ..........................   $ 46,835       $ 42,216
Current portion of long-term debt ..............     20,387         21,026
                                                   --------       --------
Total current liabilities ......................     67,222         63,242

Long-term debt .................................     30,248         30,402
Deferred liabilities ...........................        877            835
Other long-term liabilities ....................        682            124
Shareholders' equity ...........................    184,290        177,669
                                                   --------       --------
    Shares issued and outstanding
    at June 29, 2002: 21,965,897;
     as of December 29, 2001, 21,873,416 .......   $283,319       $272,272

                                LITTELFUSE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                 For the Three Months Ended    For the Six Months Ended
                                                 --------------------------    ------------------------
                                                  JUNE 29,        June 30,      JUNE 29,        June 30,
                                                  --------       --------       --------       --------
                                                    2001            2001          2002           2001
                                                    ----            ----          ----           ----
Operating activities:
Net income .................................      $  4,025       $  3,284       $  3,413       $  6,400
Adjustments to reconcile net income to net
    cash provided by operating activities:

    Depreciation ...........................         4,302          4,800          8,623          9,600
     Amortization ..........................           192          1,624            384          3,247
Changes in operating assets and liabilities:
     Accounts receivable ...................          (230)          (603)        (4,886)         3,233
     Inventories ...........................         1,145          1,525          2,341           (167)
     Accounts payable and accrued expenses .         1,846         (5,244)         4,653        (11,661)
     Other, net ............................           461            691           (427)        (1,542)
                                                  --------       --------       --------       --------
Net cash provided by operating
     activities ............................      $ 11,741       $  6,077       $ 14,101       $  9,110

Cash used in investing activities:
Purchases of property, plant, and
     equipment, net ........................        (1,592)        (4,267)        (3,399)        (9,398)
Purchase of marketable securities ..........       (11,944)            --        (11,944)            --
                                                  --------       --------       --------       --------
Net cash used in investing activities ......       (13,536)        (4,267)       (15,343)        (9,398)
Cash provided by (used in) financing
     activities:
     Proceeds from long-term debt ..........            --          4,802             --         15,902
     Payments of long-term debt ............          (124)        (4,134)        (1,728)       (11,441)
     Proceeds from exercise of stock options
        and warrants .......................           583            895          1,271          1,353
     Purchase of common stock and warrants .            --             --             --         (1,256)
                                                  --------       --------       --------       --------
Net cash provided by (used in) financing
     activities ............................           459          1,563           (457)         4,558
Effect of exchange rate changes on cash ....          (935)           140         (1,002)           189
                                                  --------       --------       --------       --------
Increase/(decrease) in cash and cash
     equivalents ...........................        (2,271)         3,513         (2,701)         4,459
Cash and cash equivalents at beginning
     of period .............................        34,097          6,437         34,527          5,491
                                                  --------       --------       --------       --------
Cash and cash equivalents at end of
     period ................................      $ 31,826       $  9,950       $ 31,826       $  9,950
                                                  ========       ========       ========       ========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 29, 2002

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period ended June 29, 2002, are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

2.  MARKETABLE SECURITIES

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company has evaluated its investment policies consistent with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in "Stockholders' Equity" as a component of "Accumulated Other Comprehensive Income (Loss)." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in selling, general, and administrative expenses. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

The following is a summary of marketable securities classified as "available-for-sale" securities as required by SFAS 115:

                                                     2002                  2001
--------------------------------------------------------------------------------
Debt/equity securities:
    Cost                                          $11,944,215               --
    Gross unrealized losses                                94               --
--------------------------------------------------------------------------------
Estimated fair value                              $11,944,121               --

3.  INVENTORIES

The components of inventories are as follows (in thousands):


                                        June 29,     June 30,
                                         2002          2001
                                       --------      --------

             Raw material              $  9,800      $ 11,844
             Work in process             11,482        13,942
             Finished goods              23,461        32,331
                                       --------      --------
               Total                   $ 44,743      $ 58,117
                                       ========      ========



4.  DERIVATIVES AND HEDGING

On June 11, 2002, the Company entered into cross currency rate swaps, with a notional amount of $11.6 million, as a cash flow hedge of the variability of Yen cash flows attributable to the exchange rate risk on forecasted intercompany sales of inventory to a Japanese subsidiary. The cross currency rate swaps convert a portion of the Company's US Dollar fixed rate debt to fixed rate Japanese Yen debt. The swap agreements were accounted for as a cash flow hedge and reported at fair value. The fair value of the rate swap agreements outstanding at June 29, 2002, was recognized as a $0.5 million liability and as a decrease to consolidated equity as a component of other comprehensive income.

Derivative financial instruments involve, to a varying degree, elements of market and credit risk not recognized in the consolidated financial statements. The market risk associated with these instruments resulting from interest rate movements is expected to offset the market risk of the underlying transactions being hedged. The counterparties to the agreements relating to the Company's cross currency rate instruments consist of major international financial institutions with high credit ratings. The Company does not believe that there is significant risk of non-performance by these counterparties because the Company monitors the credit ratings of such counterparties, and limits the financial exposure and amount of agreements entered into with any one financial institution. While the notional amount of the derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company's exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations under the contracts exceed the obligations of the Company to the counterparty.

5.  PER SHARE DATA

Net income per share amounts for the three months and six months ended June 29, 2002 and June 30, 2001 are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

                                            Three months ended         Six months ended
                                           June  29,    June 30,     June 29,    June 30,
                                             2002         2001         2002        2001
                                           -------      -------      -------      -------
Average shares outstanding                  21,915       19,863       21,902       19,829

Net effect of dilutive stock options,
warrants and restricted shares
         - Basic                                --           --           --           --
                                           -------      -------      -------      -------
         - Diluted                             147        1,882          157        1,858
                                           -------      -------      -------      -------
Average shares outstanding
         - Basic                            21,915       19,863       21,902       19,829
                                           =======      =======      =======      =======
         - Diluted                          22,062       21,745       22,059       21,687
                                           =======      =======      =======      =======

Net income                                 $ 4,025      $ 3,284      $ 3,413      $ 6,400
                                           =======      =======      =======      =======
Net income per share
       - Basic                             $  0.18      $  0.17      $  0.16      $  0.32
                                           =======      =======      =======      =======
       - Diluted                           $  0.18      $  0.15      $  0.15      $  0.30
                                           =======      =======      =======      =======


6.  COMPREHENSIVE INCOME

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," total comprehensive income for the three months ended June 29, 2002, and June 30, 2001, was approximately $6.4 million and $3.2 million, respectively, and the six months ended June 29, 2002 and June 30, 2001 was $5.3 million and $3.5 million, respectively. The adjustment for comprehensive income consists of deferred gains and losses from foreign currency translation adjustments and qualified cash flow hedges and unrealized gains and losses on available-for-sales securities.

The components of comprehensive income were as follows:

                                                Three months ended          Six months ended
                                              June 29,      June 30,      June 29,     June 30,
                                                2002          2001          2002         2001
                                              ----------------------      ---------------------
Net income                                    $ 4,025       $ 3,284       $ 3,413       $ 6,400
                                              =================================================

Gross unrealized losses on securities              --            --            (8)           --
Foreign currency translation adjustments        2,910           (57)        2,492        (2,858)
Loss on derivative instruments                   (549)           --          (549)           --
                                              -------------------------------------------------

Comprehensive income                          $ 6,386       $ 3,227       $ 5,348       $ 3,542
                                              =================================================

7.  RECENTLY ISSUED ACCOUNTING STANDARDS

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

The Company has applied the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. Application of the non-amortization provisions of the Statement resulted in an increase in net income of $0.6 million, or $0.03 per share for the three months ended June 29, 2002 and $1.2 million, or $0.06 per share for the six months ended June 29, 2002. Pro-forma net income for the three and six months ended June 30, 2001, adjusted for the adoption of FAS 142 was $3.8 million or $0.18 per share and $7.6 million or $0.35 per share respectively. The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. The effect of these tests did not have a significant impact on the Company's financial position and results of operations. Additionally and unrelated to adoption of SFAS No. 142, there was a scheduled decrease in amortization expense of $0.5 million resulting in increased income of $0.3 million for the period ended June 29, 2002.

8.  SUBSEQUENT EVENT

On July 16, 2002, the Company announced the acquisition of Semitron Industries Limited of Swindon, England for $15.0 million in cash. Semitron manufactures a broad line of transient voltage suppression devices for applications in the computer, telecommunications, automotive and consumer electronics markets. The addition of Semitron's transient voltage suppression products expands the Company's line of overvoltage products and complements its line of overcurrent products.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Second Quarter, 2002

Sales increased $4.9 million or 7% to $73.9 million in the second quarter of 2002, compared to $69.0 million in the second quarter of 2001. Sales in the Americas increased 6% in the second quarter of 2002, compared to the second quarter of last year. Europe sales increased 1% in dollars, and decreased 3% in constant currency and Asia sales increased 14% in dollars and in constant currency.

Electronic sales increased $3.2 million or 9% to $38.8 million in the second quarter of 2002 compared to $35.6 million in the same quarter of last year. During the second quarter electronic sales improved in the Asia and North American regions, with improved fundamentals in our Asia markets and inventory restocking at North American distributors.

Automotive sales increased $2.1 million or 9% to $26.1 million in the second quarter of 2002 from $24.0 million in the same quarter last year. Automotive sales increased in all regions, due primarily to strong vehicle build rates.

Electrical fuse sales decreased $0.4 million or 5% to $9.0 million in the second quarter of 2002 compared to $9.4 million in the same quarter last year. The electrical fuse market has continued to show weakness, however electrical fuse sales have improved on a sequential basis as a result of market share gains and seasonal trends.

Gross margin was $24.3 million or 32.9% of sales for the second quarter of 2002, compared to $25.2 million or 36.5% in the same quarter last year. The decrease in gross margin is mainly attributable to increased pressure for lower pricing. However, on a sequential basis, gross margin increased 210 basis points from the first quarter of 2002 due to increased production levels and cost reduction programs.

Operating expenses, excluding amortization, were $17.2 million or 23.3% of sales for the second quarter of 2002 compared to $18.1 million or 26.3% of sales for the same quarter in the prior year. Amortization of the reorganization value and other intangibles decreased to 0.3% of sales for the second quarter of 2002, from 2.4% of sales in the second quarter of 2001. Total operating expenses, including intangible amortization, were 23.6% of sales in the second quarter of 2002 compared to 28.6% of sales in the same quarter last year. The decrease in amortization expense results from the combination of the adoption of SFAS No. 142 and a natural drop off of patent amortization. The adoption of SFAS No. 142 reduced amortization expense by $0.9 million for the quarter, and the natural drop off of patent amortization provided an additional reduction of $0.5 million for the period.

Operating income increased 26% to $6.9 million or 9.3% of sales for the second quarter of 2002 compared to $5.5 million or 8.0% of sales for the same quarter of last year.

Interest expense was $0.7 million in the second quarter of this year compared to $0.9 million in the second quarter of last year due to lower average debt levels. Other income was $0.1 million for the second quarter of 2002 compared to $0.6 million in the second quarter of the prior year.

Income before income taxes was $6.3 million for the second quarter 2002 compared to $5.1 million for the second quarter of 2001. Income taxes were $2.3 million with an effective tax rate of 36% for the second quarter of 2002 compared to $1.8 million with an effective tax rate of 36% in the second quarter of last year.

Net income for the second quarter 2002 was $4.0 million or $0.18 per diluted share compared to $3.3 million or $0.15 per diluted share for the same quarter of last year.


 Six Months, 2002

Sales for the first six months decreased 4% to $139.0 million from $144.6 million for the first six months last year. Six months electronics sales decreased 9% to $72.0 million compared to $79.5 million last year. Automotive sales increased 6% to $50.2 million compared to $47.5 million last year. Electrical sales also decreased 4% to $16.8 million from $17.6 million last year.

Gross margin was $44.3 million or 31.9% of sales for the first six months of 2002 compared to $52.1 million or 36.1% of sales for the first six months of last year. As mentioned, the decrease in gross margin was primarily due to increased pricing pressure in the current market environment. Operating income for the first six months of 2002 decreased 46% to $6.0 million from $11.2 million last year. While still below the prior year levels, gross margin has continued to improve on a sequential basis through the first half of 2002 with the benefits of cost reduction activities and increased production levels due to improving demand for electronic and automotive products.

Operating expenses, excluding amortization and restructuring expense, were 24.6% of sales for the first six months of 2002 compared to 26.1% last year. The amortization of intangibles was 0.3% of sales for the first half of 2002 compared to 2.2% last year. Total operating expenses, excluding restructuring expense, were 24.8% of sales the first six months 2002 compared to 28.3% of sales the first six months of last year. The adoption of SFAS No. 142 reduced amortization expense by $1.8 million for the first half of the year, and the natural drop off of patent amortization provided an additional reduction of $1.0 million.

Interest expense was $1.4 million for the first half 2002 compared to $1.8 million last year. Other income was $0.8 million for the first six months of 2002 compared to $0.7 million for the same period last year.

Income before taxes was $5.3 million for the first half of 2002 compared to $10.0 million the first half of last year. Income taxes were $1.9 million the first six months 2002 compared to $3.6 million last year.

Net income for the first six months of 2002 decreased 47% to $3.4 million from $6.4 million for the same period last year. Earnings per share for the first six months of 2002 decreased 50% to $0.15 per diluted share compared to $0.30 per diluted share last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 2002 year with $34.5 million of cash. Net cash provided by operations was $14.1 million for the first six months. Net cash used to invest in property, plant and equipment and marketable securities was $15.3 million. In addition, cash used to pay long-term debt was $1.7 million and proceeds from stock option exercises were $1.2 million, resulting in net cash used in financing activities of $0.5 million. The net decrease in cash for the six months ended June 29, 2002 was $2.7 million, leaving the Company with a cash balance of $31.8 million at June 29, 2002.

The ratio of current assets to current liabilities was 2.3 to 1 at the end of the second quarter 2002 compared to 2.2 to 1 at second quarter 2001. The days sales in receivables was 58 days at the end of the second quarter 2002, compared to 63 days at the end of the second quarter 2001, and 61 days at year-end 2001. The days inventory outstanding was approximately 82 days at the end of the second quarter 2002 compared to 121 days at end of the second quarter 2001 and 108 days at year-end 2001.

The Company's capital expenditures were $1.6 million for the second quarter 2002. The Company expects that capital expenditures, which are primarily for new machinery, equipment and information systems, will be approximately $14 million for the full year 2002.

The long-term debt at the end of the second quarter 2002 totaled $50.6 million and consisted of the following: (1) 6.16% private placement notes totaling $40.0 million, (2) foreign revolver borrowings totaling $10.0 million, (3) notes payable relating to mortgages totaling $0.3 million and (4) other long-term debt, including capital leases, totaling $0.3 million. Of this indebtedness, $20.4 million is considered to be current liabilities. The Company has a $55.0 million revolver in the U.S., all of which was available at June 29, 2002. The bank revolver loan notes carry an interest rate of prime or LIBOR plus 0.50%. The Company also has an $8.0 million letter of credit facility, of which approximately $2.2 million was being used at June 29, 2002.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

The preceding commentary presents management's discussion and analysis of the Company's financial condition and results of operations for the periods presented. Certain of the statements included above, including those regarding future financial performance or results or those that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Exchange Act of 1934, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including, but not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development and patent protection, commercialization and technological difficulties, capacity and supply constraints or difficulties, actual purchases under agreements, the effect of the Company's accounting policies, currency rate fluctuations, labor disputes, restructuring costs in excess of expectations, difficulties related to integrating acquisitions and other risks which may be detailed in the Company's Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

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

The Company's reportable segments are the geographical regions where the revenue is earned and expenses are incurred. The Company has subsidiaries in The Americas, Europe and Asia-Pacific where each region is measured based on its sales and operating income or loss.

Revenues from no single customer amounted to 10% or more of the Company's total revenues for the quarter ended June 29, 2002.

Information concerning the operations in these geographic segments for the period ended June 29, 2002 and June 30, 2001, is as follows (in thousands):

                                 Three Months   Three months      Three Months     Six Months
                                    Ended           Ended            Ended           Ended
                                 June 29,2002   June 30, 2001    June 29, 2002   June 30, 2001
Revenues
The Americas                       $  39,880       $  37,722       $  74,213       $  77,939
Europe                                12,338          12,205          24,587          29,271
Asia-Pacific                          21,682          19,069          40,229          37,376
                                   ---------       ---------       ---------       ---------

Combined Total                        73,900          68,996         139,029         144,586
Corporate                                  0               0               0               0
Reconciliation                             0               0               0               0
                                   ---------       ---------       ---------       ---------
Consolidated Total                    73,900          68,996         139,029         144,586
                                   =========       =========       =========       =========


Intersegment Revenues
The Americas                       $  18,012       $  15,651       $  32,414       $  30,443
Europe                                13,567           5,782          23,780          10,748
Asia-Pacific                           4,031           2,521           7,092           4,228
                                   ---------       ---------       ---------       ---------
Combined Total                        35,609          23,954          63,286          45,419
Corporate                                  0               0               0               0
Reconciliation                       (35,609)        (23,954)        (63,286)        (45,419)
                                   ---------       ---------       ---------       ---------
Consolidated Total                         0               0               0               0
                                   =========       =========       =========       =========


Interest Expense
The Americas                       $     665       $     836       $   1,322       $   1,718
Europe                                     4              13              20              19
Asia-Pacific                              58              60             100             103
                                   ---------       ---------       ---------       ---------
Combined Total                           727             909           1,442           1,840
Corporate                                  0               0               0               0
Reconciliation                             0               0               0               0
                                   ---------       ---------       ---------       ---------
Consolidated Total                       727             909           1,442           1,840


Depreciation and Amortization
The Americas                       $   3,265       $   3,200       $   6,560       $   6,300
Europe                                   605             850           1,232           1,736
Asia-Pacific                             432             307             831             677
                                   ---------       ---------       ---------       ---------
Combined Total                         4,302           4,357           8,623           8,713
Corporate                                192           2,067             384           4,134
Reconciliation                             0               0               0               0
                                   ---------       ---------       ---------       ---------
Consolidated Total                     4,494           6,424           9,007          12,847


Other income (loss)
The Americas                       $     321       $     311       $     310       $     289
Europe                                   (73)            144             571             358
Asia-Pacific                             (99)            128            (131)             42
                                   ---------       ---------       ---------       ---------
Combined Total                           149             583             750             689
Corporate                                  0               0               0               0
Reconciliation                             0               0               0               0
                                   ---------       ---------       ---------       ---------
Consolidated Total                       149             583             750             689

Income Tax Expense
The Americas                       $   1,425       $     199       $     672       $    (325)

Europe                                   351             794             965           2,142
Asia-Pacific                             489             853             283           1,783
                                   ---------       ---------       ---------       ---------
Combined Total                         2,265           1,846           1,920           3,600
                                                                   ---------       ---------
Corporate                                  0               0               0               0
Reconciliation                             0               0               0               0
                                   ---------       ---------       ---------       ---------
Consolidated Total                     2,265           1,846           1,920           3,600

Net Income
The Americas                       $   1,606       $   1,804       $   2,758       $   1,767
Europe                                   891           1,652           2,362           5,006
Asia-Pacific                           1,720           1,896           2,421           3,763
                                   ---------       ---------       ---------       ---------
Combined Total                         4,217           5,352           7,541          10,536
Corporate                               (192)         (2,068)         (4,128)         (4,136)
Reconciliation                             0               0               0               0
                                   ---------       ---------       ---------       ---------
Consolidated Total                     4,025           3,284           3,413           6,400

Revenues
Electronic                         $  38,758       $  35,569       $  71,974       $  79,505
Automotive                            26,127          23,958          50,265          47,532
Electrical                             9,015           9,469          16,790          17,549
                                   ---------       ---------       ---------       ---------
Consolidated Total                    73,900          68,996         139,029         144,586


Item 3.  Qualitative and Quantitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign exchange rates, commodities and to a lesser extent, interest rates.

The Company had long-term debt outstanding at June 29, 2002 in the form of Senior Notes and foreign lines of credit at variable interest rates. Since substantially all of the debt has fixed interest rates, the Company's interest expense is not sensitive to changes in interest rate levels.

A portion of the Company's operations consists of manufacturing and sales activities in foreign countries. The Company has manufacturing facilities in Mexico, England, Ireland, Switzerland, China and the Philippines. Substantially all sales in Europe are denominated in British Pounds Sterling and Euros and substantially all sales in the Asia-Pacific region are denominated in United States Dollars, Japanese Yen and South Korean Won.

The Company's identifiable foreign exchange exposures result from the purchase and sale of products from affiliates, repayment of intercompany trade and loan amounts and translation of local currency amounts in consolidation of financial results. Changes in foreign currency exchange rates or weak economic conditions in the foreign countries in which it manufactures and distributes products could affect the Company's sales and financial results. The Company primarily utilizes netting and offsets to reduce known foreign currency exposures and, when appropriate, derivative instruments as hedges of specific foreign currency cash flows.

On June 11, 2002, the Company has entered into cross currency rate swaps with a notional amount of $11.6 million. The cross currency swaps convert $11.6 million of the Company's fixed rate 6.16% U.S. Dollar debt to fixed rate Japanese Yen 3.13% debt. The fair value of the rate swap agreements outstanding at June 29, 2002, was recognized as a $0.5 million liability, and is reported in consolidated shareholders' equity as a component of other comprehensive income.

A risk management policy has been implemented by the Company which describes the procedures and controls over derivative financial instruments. Under the policy, the Company does not use derivative financial instruments for trading purposes and the use of such instruments is subject to the approval of senior officers. Typically, the use of such derivative instruments is limited to hedging activities related to specific foreign currency cash flows. The Company's exposure related to such transactions is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.

The Company uses various metals in the production of its products, including zinc, copper and silver. The Company's earnings are exposed to fluctuations in the prices of these commodities. The Company does not currently use derivative financial instruments to mitigate this commodity price risk.

PART II - OTHER INFORMATION

Item 4:    Submission of Matters to a Vote of Security Holders

           The annual meeting of stockholders of Littelfuse, Inc. was held on April 26, 2002. The following matters were voted upon at this annual meeting and the results of such votes are provided below:

           1. Election of five nominees to the Board of Directors to serve terms of one year or until their successors are elected:

           (i)                   Howard B. Witt

                                 Withhold                                        Broker
           For  18,416,794       Authority  2,099,474      Abstentions ___       Nonvotes ___

           (ii)                  John Driscoll

                                 Withhold                                        Broker
           For 20,222,915        Authority 293,353         Abstentions ___       Nonvotes ___

           (iii)                 Anthony Grillo

                                 Withhold                                        Broker
           For 20,225,055        Authority 291,213         Abstentions ___       Nonvotes ___

           (iv)                  Bruce A. Karsh

                                 Withhold                                        Broker
           For 20,224,915        Authority 291,353         Abstentions ___       Nonvotes ___

           (v)                   John E. Major

                                 Withhold                                        Broker
           For 20,225,215        Authority 291,053         Abstentions ___       Nonvotes ___


           2. Approval and ratification of the Directors' appointment of Ernst & Young, LLP as the Company's independent auditors for the year ending December 28, 2002

                                                                                 Broker
           For 19,724,955   Against  758,680              Abstentions   32,633   Nonvotes ___
               ----------            -------                           -------

           3. Approval of an amendment to the 1993 Stock Plan for employees and directors of Littelfuse, Inc. which would increase the maximum aggregate number of shares of Common Stock as to which awards of options, restricted shares, units or rights may be made from time to time from 2,400,000 to 3,400,000 shares

                                                                                 Broker
           For 17,053,518   Against 3,436,608             Abstentions 26,142     Nonvotes ___
               ----------           ---------                         ------


PART II - OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K

           (a)  Exhibit                          Description
                -------                          -----------

                 2.1               By-laws, as amended to date

                10.1 1993 Stock Plan for Employees and Directors of Littelfuse, Inc., as amended

           (b) There were no reports on Form 8-K filed during the quarter ended June 29, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LITTELFUSE, INC.


Date:  August 13, 2002                       By  /s/ Philip G. Franklin
                                                 ----------------------
                                                 Philip G. Franklin
                                                 Vice President, Treasurer, and
                                                 Chief Financial Officer
                                                 (As duly authorized officer and
                                                 as the principal financial and
                                                 accounting officer)