Form 10-Q
period 2002-09-28
LITTELFUSE INC /DE
filed 2002-11-12
CIK 889331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 28, 2002 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                         --------   --------

                         Commission file number 0-20388

                                LITTELFUSE, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                36-3795742
 -------------------------------                            -------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

 800 EAST NORTHWEST HIGHWAY
   DES PLAINES, ILLINOIS                                           60016
-----------------------------------------                        ----------
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

     As of September 28, 2002, 21,907,247 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income for the
         periods ended September 28, 2002 and September 29, 2001
         (unaudited)........................................................1

         Condensed Consolidated Balance Sheets as of September 28, 2002
         (unaudited) and December 29, 2001..................................2

         Condensed Consolidated Statements of Cash Flows for the
         periods ended September 28, 2002 and September 29, 2001
         (unaudited)........................................................3

         Notes to the Condensed Consolidated Financial
         Statements(unaudited)..............................................4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................7

Item 3.  Qualitative and Quantitative Disclosures about Market Risk .......13

Item 4.  Controls and Procedures...........................................14

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................14

                                LITTELFUSE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                      For the Three Months Ended           For the Nine Months Ended
                                                      SEPT. 28,         Sept. 29,          SEPT. 28,        Sept. 29,
                                                    ------------      ------------       ------------     ------------
                                                        2002              2001               2002             2001
                                                        ----              ----               ----             ----
Net sales.........................................  $     74,964      $     66,711       $    213,994     $    211,297
Cost of sales.....................................        51,574            45,202            146,301          137,654
                                                    ------------      ------------       ------------     ------------
Gross profit......................................        23,390            21,509             67,693           73,643
Selling, general and administrative
    expenses......................................        15,243            14,517             45,226           47,270
Research and development expenses.................         2,121             2,142              6,288            7,125
Amortization of intangibles.......................           191             1,623                575            4,870
Restructuring expense.............................             -             1,736              3,744            1,736
                                                    ------------      ------------       ------------     ------------
Operating income..................................         5,835             1,491             11,860           12,642
Interest expense..................................           729               805              2,171            2,645
Other (income)/expense............................          (623)              (56)            (1,373)            (744)
                                                    ------------      ------------       ------------     ------------
Income before income taxes........................         5,729               742             11,062           10,741
                                                    ------------      ------------       ------------     ------------

Income taxes......................................         2,062               268              3,982            3,867
Net income........................................  $      3,667      $        474       $      7,080     $      6,874
                                                    ============      ============       ============     ============
Net income per share:
    Basic.........................................  $       0.17      $      0.02        $      0.32      $       0.35
                                                    ============      ============       ============     ============
    Diluted.......................................  $       0.17      $      0.02        $      0.32      $       0.32
                                                    ============      ============       ============     ============


Weighted average shares and equivalent shares outstanding:
    Basic.........................................        21,926            19,958             21,896           19,872
                                                    ============      ============       ============     ============
    Diluted ......................................        22,015            21,726             22,034           21,716
                                                    ============      ============       ============     ============

                                LITTELFUSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                    SEPT. 28, 2002    Dec. 29, 2001
                                                    --------------    --------------
                                                      (unaudited)
ASSETS:
Cash and cash equivalents........................   $       18,058    $       34,527
Marketable securities............................            8,194                 -
Receivables......................................           50,228            40,969
Inventories......................................           44,224            46,208
Other current assets.............................           15,159            14,478
                                                    --------------    --------------

Total current assets.............................   $      135,863    $      136,182

Property, plant, and equipment, net..............           82,280            86,601
Reorganization value, net........................           28,066            28,066
Other intangible assets, net.....................           28,151            20,455
Other assets.....................................            3,601               968
                                                    --------------    --------------

                                                    $      277,961    $      272,272
                                                    ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities excluding current portion
    of long-term debt............................   $       49,874    $       42,216
Current portion of long-term debt................           20,149            21,026
                                                    --------------    --------------
Total current liabilities........................   $       70,023    $       63,242
Long-term debt...................................           20,138            30,402
Deferred liabilities.............................              875               835
Other long-term liabilities......................              236               124
Shareholders' equity.............................          186,689           177,669
                                                    --------------    --------------
Shares issued and outstanding at
    Sept. 28, 2002:  21,907,247; as of
    December 29, 2001, 21,873,416 ...............   $      277,961    $      272,272
                                                    ==============    ==============

                                LITTELFUSE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                      For the Three Months Ended           For the Nine Months Ended
                                                    ------------------------------       -----------------------------
                                                      SEPT. 28,         Sept. 29,          SEPT. 28,        Sept. 29,
                                                    ------------      ------------       ------------     ------------
                                                        2002             2001                2002            2001
                                                        ----             ----                ----             ----
Operating activities:
Net income........................................  $      3,667      $        474       $      7,080     $      6,874
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                           4,610             4,548             13,233           14,148
    Amortization..................................           191             1,623                575            4,870

Changes in operating assets and liabilities:
    Accounts receivable...........................        (2,067)             (900)            (6,953)           2,333
    Inventories...................................         2,678             5,438              5,019            5,271
    Accounts payable and accrued
       expenses...................................           829             2,583              5,481           (9,078)
    Other, net....................................         1,019               688                592             (855)
                                                    ------------      ------------       ------------     -------------
Net cash provided by operating
    activities....................................  $     10,927      $     14,454       $     25,027     $     23,563

Cash used in investing activities:
    Purchases of property, plant, and
       equipment, net.............................        (1,787)           (2,384)            (5,185)         (11,782)
    Purchase of business..........................       (15,031)             (168)           (15,031)            (168)
    Sale/(purchase) of marketable
       Securities, net............................         3,750                 -             (8,194)               -
                                                    ------------      ------------       -------------    ------------
    Net cash used in investing activities.........       (13,068)           (2,552)           (28,410)         (11,950)

Cash (used in) financing activities:
    Proceeds from long-term debt..................             -                 -                  -           15,883
    Payments of long-term debt....................       (10,138)          (10,298)           (11,866)         (21,720)
    Proceeds from exercise of stock
       options and warrants.......................           276             1,225              1,546            2,578
    Purchase of common stock and
       warrants...................................        (1,325)                -             (1,325)          (1,256)
                                                    -------------     ------------       -------------    -------------
    Net cash used in financing
       activities.................................       (11,187)           (9,073)           (11,645)          (4,515)
Effect of exchange rate changes on cash...........          (440)              (94)            (1,441)              96
                                                    -------------     -------------      -------------    ------------
Increase/(decrease) in cash and cash
    equivalents...................................       (13,768)            2,735            (16,469)           7,194
Cash and cash equivalents at beginning
    of period.....................................        31,826             9,950             34,527            5,491
                                                    ------------      ------------       ------------     ------------
Cash and cash equivalents at end of
    period........................................  $     18,058      $     12,685       $     18,058     $     12,685
                                                    ============      ============       ============     ============

Free cash flow (operating cash flow
    less purchases of PP&E, net)..................         9,140            12,070             19,842           11,781


                                LITTELFUSE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period ended September 28, 2002, are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

2.  MARKETABLE SECURITIES

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company has evaluated its investment policies consistent with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in "Shareholders' Equity" as a component of "Accumulated Other Comprehensive Income (Loss)." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in selling, general, and administrative expenses. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

The following is a summary of marketable securities classified as "available-for-sale" securities as required by SFAS 115 (in thousands):

                                      SEPTEMBER 28,             SEPTEMBER 29,
                                          2002                      2001
-------------------------------------------------------------------------------
Debt/equity securities:
Cost                                     $12,642                     --
Gross unrealized losses                      (17)                    --
Sales of debt securities                  (4,431)                    --
-------------------------------------------------------------------------------
Estimated fair value                     $ 8,194                     --

3.  INVENTORIES

The components of inventories are as follows (in thousands):

                                            September 28,         December 29,
                                                 2002                2001
                                            -------------         ------------

                        Raw material        $       9,888         $      9,244
                        Work in process            12,008               11,066
                        Finished goods             22,328               25,898
                                            -------------         ------------
                          Total             $      44,224         $     46,208
                                            =============         ----========


4.  DERIVATIVES AND HEDGING

On June 11, 2002, the Company entered into cross currency rate swaps, with a notional amount of $11.6 million, as a cash flow hedge of the variability of Yen cash flows attributable to the exchange rate risk on forecasted intercompany sales of inventory to a Japanese subsidiary. The cross currency rate swaps convert a portion of the Company's US Dollar fixed rate debt to fixed rate Japanese Yen debt. The swap agreements were accounted for as a cash flow hedge and reported at fair value. The notional amount outstanding at September 28, 2002 was $10.8 million. The fair value of the rate swap agreements outstanding at September 28, 2002, was recognized as a $0.1 million liability and as a decrease to consolidated equity as a component of other comprehensive income.

Derivative financial instruments involve, to a varying degree, elements of market and credit risk not recognized in the consolidated financial statements. The market risk associated with these instruments resulting from interest rate movements is expected to offset the market risk of the underlying transactions being hedged. The counterparties to the agreements relating to the Company's cross currency rate instruments consist of major international financial institutions with high credit ratings. The Company does not believe that there is significant risk of non-performance by these counterparties because the Company monitors the credit ratings of such counterparties, and limits the financial exposure and amount of agreements entered into with any one financial institution. While the notional amount of the derivative financial instruments provides one measure of the volume of these transactions, they do not represent the amount of the Company's exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations under the contracts exceed the obligations of the Company to the counterparty.

5.  PER SHARE DATA

Net income per share amounts for the three months and nine months ended September 28, 2002 and September 29, 2001 are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

                                             Three months ended               Nine months ended
                                       September 28,   September 29,    September 28,   September 29,
                                            2002           2001              2002           2001
                                            ----           ----              ----           ----
Average shares outstanding                    21,926          19,958           21,896          19,872

Net effect of dilutive stock options,
warrants and restricted shares
    - Basic                                        -               -                -               -
                                       -------------   -------------    -------------   -------------
    - Diluted                                     89           1,768              138           1,844
                                       -------------   -------------    -------------   -------------

Average shares outstanding
    - Basic                                   21,926          19,958           21,896          19,872
                                       =============   =============    =============   =============
    - Diluted                                 22,015          21,726           22,034          21,716
                                       =============   =============    =============   =============
Net income                             $       3,667   $         474    $       7,080   $       6,874
                                       =============   =============    =============   =============
Net income per share
    - Basic                            $        0.17   $        0.02    $        0.32   $        0.35
                                       =============   =============    =============   =============
    - Diluted                          $        0.17   $        0.02    $        0.32   $        0.32
                                       =============   =============    =============   =============




6.  COMPREHENSIVE INCOME

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," total comprehensive income for the three months ended September 28, 2002, and September 29, 2001, was approximately $3.5 million and $2.2 million, respectively, and for the nine months ended September 28, 2002, and September 29, 2001, was $8.8 million and $5.7 million, respectively. The adjustment for comprehensive income consists of deferred gains and losses from foreign currency translation adjustments and qualified cash flow hedges and unrealized gains and losses on available-for-sales securities.

The components of comprehensive income were as follows (in thousands):

                                                      Three months ended          Nine months ended
                                                    Sept. 28,    Sept. 29,      Sept. 28,    Sept. 29,
                                                      2002         2001           2002         2001
                                                    ----------------------      ----------------------
Net income                                          $   3,667    $     474      $   7,080    $   6,874
                                                    ==================================================

Gross unrealized losses on securities                     (17)          --            (17)          --
Net change in cumulative translation adjustments         (641)       1,677          1,843       (1,181)
Net change in gain/loss on derivative instruments         462           --            (87)          --
                                                    --------------------------------------------------

Comprehensive income                                $   3,471    $   2,151      $   8,819    $   5,693
                                                    ==================================================

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

The Company first applied the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. Application of the non-amortization provisions of the Statement resulted in an increase in net income of $0.6 million, or $0.03 per share for the three months ended September 28, 2002 and $1.8 million, or $0.08 per share for the nine months ended September 28, 2002. Pro-forma net income for the three and nine months ended September 29, 2001, adjusted for the adoption of FAS 142 was $1.1 million or $0.05 per share and $8.7 million or $0.40 per share respectively. The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. The effect of these tests did not have a significant impact on the Company's financial position and results of operations. Additionally and unrelated to adoption of SFAS No. 142, there was a scheduled decrease in amortization expense related to patents resulting in increased net income of $0.3 million for the three months ended September 28, 2002, and $1.0 million for the nine months ended September 28, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Third Quarter, 2002

Sales for the third quarter 2002 increased 12% or $8.3 million to $75.0 million, compared to $66.7 million in the third quarter of 2001. Sales in the Americas increased 13% over the third quarter of 2001. Sales in Europe increased 20% in dollars and 10% in constant currency, and in the Asia-Pacific region sales increased 7% in dollars and 9% in constant currency. Excluding $2.0 million of sales from Semitron Industries (acquired in July, 2002), total sales for the third quarter increased 9% over the prior year quarter.

Electronic sales increased to $40.9 million in the third quarter of 2002 from $35.1 million in the same quarter of last year for an increase of $5.8 million or 16%. The increase in electronic sales was primarily driven by continued improvement in North American distributor sales and additional sales of overvoltage products due to the recent Semitron acquisition.

Automotive sales increased $2.1 million or 9% to $24.6 million in the third quarter 2002 from $22.5 million in the same quarter last year. Automotive sales increased in all geographic regions, primarily due to strength in Europe and the Asia-Pacific region and continued higher vehicle production in North America.

Electrical fuse sales increased $0.4 million or 4% to $9.5 million in the third quarter 2002 from $9.1 million in the same quarter last year. Electrical fuse sales continue to show improvement in a weak electrical market due to market share gains from adding new regional distributors.

Gross margin was $23.4 million or 31.2% of sales for the third quarter of 2002 compared to $21.5 million or 32.2% in the same quarter last year due to increased price pressure in electronic markets and the addition of Semitron which operated at breakeven for the quarter.

Operating expenses, excluding amortization and restructuring expenses, were $17.4 million or 23.2% of sales for the third quarter of 2002 compared to $16.7 million or 25.0% of sales for the same quarter in the prior year. Amortization of the reorganization value and other intangibles decreased to 0.3% of sales for the third quarter of 2002, from 2.4% of sales in the third quarter of 2001. Total operating expenses, including intangible amortization but excluding restructuring expenses, were 23.4% of sales in the third quarter of 2002 compared to 27.4% of sales in the same quarter last year. The decrease in amortization expense results from the combination of the adoption of SFAS No. 142 and a natural drop off of patent amortization. The adoption of SFAS No. 142 reduced amortization expense by $0.9 million for the quarter, and the natural drop off of patent amortization provided an additional reduction of $0.5 million for the period.

Operating income increased to $5.8 million or 7.8% of sales in the third quarter of 2002 compared to $1.5 million or 2.2% in the prior year. The lower operating margin in 2001 reflected $1.7 million of restructuring expense and higher amortization expense.

Interest expense was $0.7 million in the third quarter of this year compared to $0.8 million in the third quarter of last year due to lower average debt levels. Other income was $0.6 million for the third quarter of 2002 compared to $0.1 million in the third quarter of the prior year.

Income before income taxes was $5.7 million for the third quarter 2002 compared to $0.7 million for the third quarter of 2001. Income taxes were $2.1 million with an effective tax rate of 36% for the third quarter of 2002 compared to $0.3 million with an effective tax rate of 36% in the third quarter of last year.

Net income increased to $3.7 million in the third quarter this year compared to $0.5 million in the third quarter of last year and diluted earnings per share increased to $0.17 in the third quarter this year compared to $0.02 per diluted share in the same quarter last year.

Nine Months, 2002

Sales for the first nine months increased 1% to $214.0 million from $211.3 million last year. Excluding sales related to the Semitron acquisition, sales for the first nine months were flat compared to the first nine months of 2001. Electronics sales for the first nine months of 2002 were down 2% at $112.9 million compared to $114.6 million last year. Automotive sales for the first nine months of 2002 were up 7% at $74.8 million compared to $70.0 million last year due to continued higher vehicle production in North America and strength in the Asia Pacific region. Electrical fuse sales for the first nine months of 2002 were down 1% at $26.3 million from $26.7 million last year due to continued weakness in the electrical market.

Gross margin was $67.7 million or 31.6% for the first nine months of 2002 compared to $73.6 million or 34.9% for the first nine months of last year. The decline in gross margin was due primarily to higher than normal price pressure in the electronic market which more than offset the benefits of cost reduction activities.

Operating expenses, excluding amortization and restructuring, were 24.1% of sales for the first nine months of 2002 compared to 25.7% last year. The amortization of intangibles was 0.3% of sales for the first nine months of 2002 compared to 2.3% last year. Total operating expenses, including intangibles amortization but excluding restructuring expenses, were 24.3% of sales for the first nine months of 2002 compared to 28.0% of sales for the first nine months of last year. The adoption of SFAS No. 142 reduced amortization expense by $2.8 million for the first nine months of 2002, and the natural drop off of patent amortization provided an additional reduction of $1.5 million.

Operating income for the first nine months of 2002 decreased to $11.9 million or 5.5% of sales compared to $12.6 million or 6.0% of sales for the prior year.

Interest expense was $2.2 million for the first nine months of 2002 compared to $2.6 million last year reflecting lower average debt levels. Other income was $1.4 million for the first nine months of 2002 compared to $0.7 million for the same period last year due primarily to gains on asset sales in the 2002 period. Income before taxes was $11.1 million for the first nine months of 2002 compared to $10.7 million the first nine months of last year. Income taxes were $4.0 million the first nine months 2002 compared to $3.9 million last year.

Net income for the first nine months of 2002 increased 3% to $7.1 million from $6.9 million for the same period last year. Diluted earnings per share for the first nine months of 2002 were $0.32 per diluted share compared to $0.32 per diluted share last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 2002 year with $34.5 million of cash. Net cash provided by operations was $25.0 million for the first nine months. Net cash used to invest in property, plant and equipment and marketable securities was $13.4 million and the purchase of Semitron Industries was $15.0 million. In addition, cash used to pay long-term debt was $11.9 million, cash used to repurchase stock was $1.3 million and proceeds from stock option exercises were $1.6 million, resulting in net cash used in financing activities of $11.6 million. The net decrease in cash for the nine months ended September 28, 2002 was $16.5 million, leaving the Company with a cash balance of $18.1 million at September 28, 2002.

The ratio of current assets to current liabilities was 1.9 to 1 at the end of the third quarter 2002 compared to 2.1 to 1 at the end of the third quarter 2001. The days sales in receivables was approximately 61 days at the end of the third quarter 2002 compared to 61 days at year-end 2001 and 68 days at third quarter end 2001. The days inventory outstanding was approximately 78 days at third quarter end 2002 compared to 99 days at year-end 2001 and 108 days at third quarter end 2001.

The Company's capital expenditures were $1.8 million for the third quarter 2002, and $5.2 for the first nine months of 2002. The Company expects that capital expenditures, which are primarily for new machinery, equipment and information systems, will be approximately $7 million for the full year 2002, net of the approximate $2.0 million sale of the Washington, U.K. facility which is expected to close in November, 2002.

The long-term debt at the end of the third quarter 2002 totaled $40.3 million and consisted of the following: (1) 6.16% private placement notes totaling $30.0 million, (2) foreign revolver borrowings totaling $9.8 million, (3) notes payable relating to mortgages totaling $0.3 million and (4) other long-term debt, including capital leases, totaling $0.2 million. Of this indebtedness, $20.1 million is considered to be current liabilities. The Company has a $55.0 million revolver in the U.S., all of which was available at September 28, 2002. The bank revolver loan notes carry an interest rate of prime or LIBOR plus 0.375%. The Company also has an $8.0 million letter of credit facility, of which approximately $2.2 million was being used at September 28, 2002.

Other Matters

Pension and Other Postretirement Benefits

The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including discount rates, expected return on plan assets, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and were disclosed in Note 5 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 29, 2001. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company's pension and other postretirement obligations and future expense. Depending upon reduced pension asset returns and increased pension liabilities in 2002, the Company expects to record a charge to other comprehensive income in the fourth quarter of 2002 in the range of $1 - $3 million.

Pre-approval of Audit and Non-Audit Services

The audit committee has pre-approved the provision of the following non-audit services by Ernst & Young, the Company's auditors, for the last quarter of the Company's fiscal year 2002 and for the Company's 2003 fiscal year, provided said services are customary and performed in the normal course of business and within the budget for the audit and non-audit services approved by the audit committee:
(i) tax preparation and compliance services; (ii) tax provision analysis services; (iii) tax consulting services; (iv) having employees of Ernst & Young LLP serve as secretary or in a similar capacity for some of the foreign subsidiaries of the Company as part of their role as statutory auditors; and (v) international transfer pricing consulting services.

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

Information concerning the operations in these geographic segments for the periods ended September 28, 2002 and September 29, 2001, is as follows (in thousands):

-------------------------------------------------------------------------------------------
                               Three Months    Three Months    Nine Months     Nine Months
                                  Ended          Ended            Ended           Ended
                               September 28,   September 29,  September 28,   September 29,
                                   2002            2001           2002            2001
-------------------------------------------------------------------------------------------
REVENUES
-------------------------------------------------------------------------------------------
The Americas                          40,046         35,399         114,260         113,338
-------------------------------------------------------------------------------------------
Europe                                13,449         11,205          38,036          40,476
--------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
Asia-Pacific                          21,469         20,107          61,698          57,483
-------------------------------------------------------------------------------------------
Combined Total                        74,964         66,711         213,994         211,297
-------------------------------------------------------------------------------------------
Corporate                                  -              -               -               -
-------------------------------------------------------------------------------------------
Reconciliation                             -              -               -               -
-------------------------------------------------------------------------------------------
Consolidated Total                    74,964         66,711         213,994         211,297
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
INTERSEGMENT REVENUES
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
The Americas                          14,499         12,137          46,914          42,580
-------------------------------------------------------------------------------------------
Europe                                14,890          5,327          38,670          16,075
-------------------------------------------------------------------------------------------
Asia-Pacific                           5,140          2,576          12,232           6,804
-------------------------------------------------------------------------------------------
Combined Total                        34,529         20,040          97,816          65,459
-------------------------------------------------------------------------------------------
Corporate                                  -              -               -               -
-------------------------------------------------------------------------------------------
Reconciliation                       (34,529)       (20,040)        (97,816)        (65,459)
-------------------------------------------------------------------------------------------
Consolidated Total                         -              -               -               -
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
INTEREST EXPENSE
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
The Americas                             685            757           2,007           2,475
-------------------------------------------------------------------------------------------
Europe                                     4              3              24              22
-------------------------------------------------------------------------------------------
Asia-Pacific                              40             45             140             148
-------------------------------------------------------------------------------------------
Combined Total                           729            805           2,171           2,645
-------------------------------------------------------------------------------------------
Corporate                                  0              0               0               0
-------------------------------------------------------------------------------------------
Reconciliation                             0              0               0               0
-------------------------------------------------------------------------------------------
Consolidated Total                       729            805           2,171           2,645
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
The Americas                           3,285          2,642           9,845           8,942
-------------------------------------------------------------------------------------------
Europe                                   807          1,056           2,039           2,792
-------------------------------------------------------------------------------------------
Asia-Pacific                             518            406           1,349           1,083
-------------------------------------------------------------------------------------------
Combined Total                         4,610          4,104          13,233          12,817
-------------------------------------------------------------------------------------------
Corporate                                191          2,067             575           6,201
-------------------------------------------------------------------------------------------
Reconciliation                             -              -               -               -
-------------------------------------------------------------------------------------------
Consolidated Total                     4,801          6,171          13,808          19,018
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
OTHER INCOME (LOSS)
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
The Americas                             240           (124)            550             165
-------------------------------------------------------------------------------------------
Europe                                   271              4             842             361
-------------------------------------------------------------------------------------------
Asia-Pacific                             112            176             (19)            218
-------------------------------------------------------------------------------------------
Combined Total                           623             56           1,373             744
-------------------------------------------------------------------------------------------
Corporate                                  -              -               -               -
-------------------------------------------------------------------------------------------
Reconciliation                             -              -               -               -
-------------------------------------------------------------------------------------------
Consolidated Total                       623             56           1,373             744
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
INCOME TAX EXPENSE(INCOME)
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
The Americas                           1,003           (962)          1,675          (1,288)
-------------------------------------------------------------------------------------------
Europe                                   664            252           1,629           2,394
-------------------------------------------------------------------------------------------
Asia-Pacific                             395            978             678           2,761
-------------------------------------------------------------------------------------------
Combined Total                         2,062            268           3,982           3,867
-------------------------------------------------------------------------------------------
Corporate                                  -              -               -               -
-------------------------------------------------------------------------------------------
Reconciliation                             -              -               -               -
-------------------------------------------------------------------------------------------
Consolidated Total                     2,062            268           3,982           3,867
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
NET INCOME(LOSS)
-------------------------------------------------------------------------------------------
The Americas                           2,292            789           5,050           2,556
-------------------------------------------------------------------------------------------
Europe                                   301          1,471           2,663           6,477
-------------------------------------------------------------------------------------------
Asia-Pacific                           1,265          2,017           3,686           5,780
-------------------------------------------------------------------------------------------
Combined Total                         3,858          4,277          11,399          14,813
-------------------------------------------------------------------------------------------
Corporate                               (191)        (3,803)         (4,319)         (7,939)
-------------------------------------------------------------------------------------------
Reconciliation                             -              -               -               -
-------------------------------------------------------------------------------------------
Consolidated Total                     3,667            474           7,080           6,874
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
REVENUES
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Electronic                            40,863         35,102         112,838         114,607
-------------------------------------------------------------------------------------------
Automotive                            24,581         22,495          74,846          70,027
-------------------------------------------------------------------------------------------
Power                                  9,520          9,114          26,310          26,663
-------------------------------------------------------------------------------------------
Consolidated Total                    74,964         66,711         213,994         211,297
-------------------------------------------------------------------------------------------



Revenues from no single customer of the Company amount to 10% or more for the quarter ended September 28, 2002.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign exchange rates, commodities and to a lesser extent, interest rates.

The Company had long-term debt outstanding at September 28, 2002 in the form of Senior Notes and foreign lines of credit at variable interest rates. Since substantially all of the debt has fixed interest rates, the Company's interest expense is not sensitive to changes in interest rate levels.

A portion of the Company's operations consists of manufacturing and sales activities in foreign countries. The Company has manufacturing facilities in Mexico, England, Ireland, Switzerland, China and the Philippines. Substantially all sales in Europe are denominated in British Pounds Sterling, United States Dollars and Euros and substantially all sales in the Asia-Pacific region are denominated in United States Dollars, Japanese Yen and South Korean Won.
The Company's identifiable foreign exchange exposures result from the purchase and sale of products from affiliates, repayment of intercompany trade and loan amounts and translation of local currency amounts in consolidation of financial results. Changes in foreign currency exchange rates or weak economic conditions in the foreign countries in which it manufactures and distributes products could affect the Company's sales and financial results. The Company primarily utilizes netting and offsets to reduce known foreign currency exposures and, when appropriate, derivative instruments as hedges of specific foreign currency cash flows. On June 11, 2002, the Company has entered into cross currency rate swaps with a notional amount of $11.6 million. The cross currency swaps convert $11.6 million of the Company's fixed rate 6.16% U.S. Dollar debt to fixed rate 3.13% Japanese Yen debt. The fair value of the rate swap agreements outstanding at September 28, 2002, which was $10.8 million, was recognized as a $0.1 million liability, and is reported in consolidated shareholders' equity as a component of other comprehensive income.

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

Item 4.  Controls and Procedures

Within 90 days prior to the filing of this Quarterly Report, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Report. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K

           (a)  Exhibit                 Description
                -------                 -----------
                   10.1     Stock Plan for New Directors of Littelfuse, Inc.

                   99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

           (b) There were no reports on Form 8-K filed during the quarter ended September 28, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 28, 2002, to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LITTELFUSE, INC.


Date:  November 12, 2002               By /s/ Philip G. Franklin
                                          ------------------------------------
                                          Philip G. Franklin
                                          Vice President, Treasurer, and
                                          Chief Financial Officer
                                          (As duly authorized officer and
                                          as the principal financial and
                                          accounting officer)

                                Littelfuse, Inc.
                        FORM OF SECTION 302 CERTIFICATION


I, Howard B. Witt, Certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Littelfuse, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

               c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 12, 2002




                               /s/ Howard B. Witt
                               ---------------------------------
                               Howard B. Witt
                               Chairman, President & CEO

                                Littelfuse, Inc.
                        FORM OF SECTION 302 CERTIFICATION


I, Philip Franklin, Certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Littelfuse, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 12, 2002



                               /s/ Philip Franklin
                               ------------------------------------
                               Philip Franklin
                               Vice President, Treasurer & CFO