Form 10-K
period 2002-12-28
LITTELFUSE INC /DE
filed 2003-03-24
CIK 889331

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 2002 or

| |   Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from         to

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value, and Warrants to purchase shares of Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |

      The aggregate market value of 21,497,491 shares of voting stock held by non-affiliates of the registrant was approximately $497,236,967 based on the last reported sale price of the registrant's Common Stock, $.01 par value, as reported on The Nasdaq Stock Market on June 28, 2002.

      As of March 14, 2003, the registrant had outstanding 21,781,135 shares of Common Stock, $.01 par value.

      Portions of the following documents have been incorporated herein by reference to the extent indicated herein:

      Littelfuse, Inc. Proxy Statement dated March 28, 2003 (the "Proxy Statement") -- Part III.

      Littelfuse, Inc. Annual Report to Stockholders for the year ended December 28, 2002 (the "Annual Report to Stockholders") -- Parts II and III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Littelfuse, Inc. (the "Company" or "Littelfuse") is the world's leading supplier of circuit protection products for the electronics industry. The Company provides the broadest line of circuit protection solutions to worldwide customers. The Company is also the leading provider of circuit protection for the automotive industry and the third largest producer of electrical fuses in North America.

      In the electronic market, the Company supplies leading manufacturers such as Acer, Alcatel, Celestica, Dell, Flextronics, Fuji, GE, HP, IBM, Intel, LG, Motorola, Nokia, Palm, Samsung and Sony. In the automotive market, the Company's customers include major automotive manufacturers in North American, Europe and Asia such as BMW, DaimlerChrysler, Ford Motor, General Motors and Toyota. The Company also supplies wiring harness manufacturers and auto parts suppliers worldwide including; Alcoa Fujikawa, Auto Zone, Delphi, Lear, Pep Boys and Yazaki. The Company also competes in the electrical fuse market with representative customers such as Abbott, Carrier, Dana, DuPont, John Deere, GE, Heinz, International Paper, Lithonia Lighting, Marconi, Merck; Otis Elevator, Procter & Gamble and Rockwell. See "Business Environment: Circuit Protection Market."

      The Company manufactures many of its products on fully integrated manufacturing and assembly equipment. The Company fabricates and assembles a majority of its products and maintains product quality through a rigorous quality assurance program with all sites certified under ISO 9000 standards and its world headquarters certified under the QS9000 and ISO 14001 standards.

      The Company's products are sold worldwide through a direct sales force and manufacturers' representatives. For the year ended December 28, 2002, approximately 54% of the Company's net sales were to customers outside the United States (exports and foreign operations).

      References herein to "2000" or "fiscal 2000" refer to the fiscal year ended December 30, 2000. References herein to "2001" or "fiscal 2001" refer to the fiscal year ended December 29, 2001. References herein to "2002" or "fiscal 2002" refer to the fiscal year ended December 28, 2002.

      The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are currently available free of charge through the "Investor Relations" section of the Company's internet website (http://www.littelfuse.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

BUSINESS ENVIRONMENT: CIRCUIT PROTECTION MARKET

      The Company serves customers in three major product areas of the circuit protection market; electronic, automotive and electrical or power fuses. Net sales by product area for the periods indicated are as follows:

                                                 Fiscal Year
                                               (in thousands)
                                   --------------------------------------
                                     2002           2001           2000
                                   --------       --------       --------
             Electronic            $150,838       $146,342       $232,677
             Automotive              98,235         91,061        100,036
             Electrical              34,194         34,746         39,207
                                   --------       --------       --------
                  Total            $283,267       $272,149       $371,920
                                   ========       ========       ========

ELECTRONIC PRODUCTS

Electronic circuit protection products are used to protect circuits in a multitude of electronic systems. The Company's product offering includes a complete line of overcurrent and overvoltage solutions including: (1) fuses and protectors (2) positive temperature coefficient (PTC) resettables (3) varistors
(4) electrostatic discharge (ESD) suppressors (5) discrete transient voltage suppression (TVS) diodes, TVS diode arrays and protection thyristors (6) gas discharge tubes and (7) fuseholders, blocks and other.

Electronic fuses and protectors are devices that contain an element which melts in an overcurrent condition. Electronic miniature and subminiature fuses are designed to provide circuit protection in the limited space requirements of electronic equipment. The Company's fuses are used in a wide variety of electronic products including wireless telephones, consumer electronics, computers, modems and telecommunications equipment. The Company markets its products under the following trademarked and brand names: PICO(R) II; NANO(2)
(R) SMF; ALF(TM) II and SMTelecom(TM).

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

Discrete diodes, diode arrays and protection thyristors are fast switching silicon semiconductor structures. Discrete diodes protect a wide variety of applications from overvoltage transients such as ESD, inductive load switching or lightning, while diode arrays are used primarily as ESD suppressors. Protection thyristors are commonly used to protect telecommunications circuits from overvoltage transients such as those resulting from lightning. Applications include telephones, modems, data transmission lines and alarm systems.

Gas discharge tubes are very low capacitance devices designed to suppress any transient voltage event that is greater than the breakover voltage of the device. These devices are primarily used in telecom interface and conversion equipment applications as protection from overvoltage transients such as lightning.

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

The Company is a primary supplier of automotive fuses to United States, Japanese and European automotive OEMs, automotive component parts manufacturers and automotive parts distributors. The Company also sells its fuses in the replacement parts market, with its products being sold through merchandisers, discount stores and service stations, as well as under private label by national firms. The Company invented and owns all of the U.S. patents related to the blade type fuse which is the standard and most commonly used fuse in the automotive industry. The Company's automotive fuse products are marketed under the following trademarked brand names: ATO(R), MINI(R), MAXI(TM), MIDI(R), MEGA(TM) and CablePro(TM).

A majority of the Company's North American automotive fuse sales are made to wire harness manufacturers that incorporate the fuses into their products. The remaining automotive fuse sales are made directly to automotive manufacturers and through distributors who in turn sell most of their products to automotive product wholesalers, such as warehouse distributors, discount stores and service stations.

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

The Company's POWR-GARD(R) product line features the Indicator(TM) series power fuse used in both the OEM and MRO markets. The Indicator(TM) technology provides visual blown fuse indication at a glance, reducing maintenance and downtime on production equipment. The Indicator(TM) product offering is widely used in motor protection and industrial control panel applications.

PRODUCT DESIGN AND DEVELOPMENT

The Company employs scientific, engineering and other personnel to continually improve its existing product lines and to develop new products at its research and engineering facilities in Des Plaines, Illinois and Dundalk, Ireland. The Product Technology Department maintains a staff of engineers, chemists, metallurgists, scientists and technicians whose primary responsibility is the design and development of new products.

Proposals for the development of new products are initiated primarily by sales and marketing personnel with input from customers. The entire product development process typically ranges from 6 to 18 months with continuous efforts to reduce the development cycle. During the fiscal years 2002, 2001 and 2000, the Company expended $8.3 million, $8.9 million and $11.2 million, respectively, on product design and development.

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

As of December 28, 2002, the Company owned 128 patents in North America, 15 patents in the European Economic Community and 12 patents in other foreign countries. The Company has also registered trademark protection for certain of its brand names and logos. The 128 North American patents are in the following product categories: 80 electronic, 26 automotive, 21 electrical fuse and 1 miscellaneous.

New products are continually being developed to replace older products. The Company regularly applies for patent protection on such new products. Although in the aggregate the Company's patents are important in the operation of its businesses, the Company believes that the loss by expiration or otherwise of any one patent or group of patents would not materially affect its business.

The Company currently licenses its MINI(R) and MAXI(TM) automotive fuse technology to Bussmann, a division of Cooper Industries and the Company's largest domestic competitor. The license granted in 1987 is nonexclusive and grants the Company the right to receive royalties of 4% of the licensee's revenues from the sale of the licensed products with an annual minimum of $25,000. This license expires upon the expiration of the licensed product patents.

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

License royalties amounted to $369,000, $390,000 and $338,000 for fiscal 2002, 2001 and 2000, respectively.

MANUFACTURING

The Company performs the majority of its own fabrication and stamps some of the metal components used in its fuses, holders and switches from raw metal stock and makes its own contacts and springs. However, the Company does depend upon a single source for a substantial portion of its stamped metal end caps for one family of electronic fuses. The Company believes that alternative stamping sources are available at prices which would not have a material adverse effect on the Company. The Company also performs its own plating (silver, nickel, zinc, tin and oxides). In addition, all thermoplastic molded component requirements used for such products as the ATO(R), MINI(R) and MAXI(TM) fuse product lines are met through the Company's in-house molding capabilities.

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

The principal raw materials for the Company's products include copper and copper alloys, heat resistant plastics, zinc, melamine, glass, silver and solder. The Company depends upon a sole source for several heat resistant plastics and zinc. The Company believes that suitable alternative heat resistant plastics and zinc are available from other sources at prices that would not have a material adverse effect on the Company. All of the other raw materials are purchased from a number of readily available outside sources.

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

MARKETING

The Company's domestic sales and marketing staff of over 70 people maintains relations with major OEMs and distributors. The Company's sales and engineering personnel interact directly with the OEM engineers to ensure maximum circuit protection and reliability within the parameters of the OEM's circuit design. Internationally, the Company maintains a sales and marketing staff of over 40 people and sales offices in The Netherlands, England, Ireland, Singapore, Taiwan, Japan, Brazil, Hong Kong, Korea and China. The Company also markets its products indirectly through a worldwide organization of over 120 manufacturers' representatives and distributes through an extensive network of electronic, automotive and electrical distributors.

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

AUTOMOTIVE. The Company maintains a direct sales force to service all the major automotive OEMs (including the United States manufacturing operations of foreign-based OEMs) through both the engineering and purchasing departments of these companies. Twenty-two manufacturers' representatives represent the Company's products to aftermarket fuse retailers such as Autozone and Pep Boys. In Europe, the Company uses both a direct sales force and manufacturers' representatives to distribute its products to Mercedes-Benz, BMW, Volvo, Saab, Jaguar and other OEMs, as well as aftermarket distributors. In the Asia-Pacific region, the Company has licensed its automotive fuse technology to a Japanese firm, which supplies the majority of the automotive fuses to the Japanese customers in the region including Toyota, Honda and Nissan.

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

BUSINESS SEGMENT INFORMATION

The Company has three reportable business segments: The Americas, Europe and Asia-Pacific. For information with respect to the Company's operations in its three geographic areas for the fiscal year ended December 28, 2002, see "Item 8. Financial Statements and Supplementary Data - Business Segment Information" incorporated herein by reference.

CUSTOMERS

The Company sells to over 10,000 customers worldwide. No single customer accounted for more than 10% of net sales during the last three years. During the 2002, 2001 and 2000 fiscal years, net sales to customers outside the United States (exports and foreign operations) accounted for approximately 53.7%, 51.9% and 48.4%, respectively, of the Company's total net sales.

COMPETITION

The Company's products compete with similar products of other manufacturers, some of which have substantially greater financial resources than the Company. In the electronics market, the Company's competitors include AVX, Bel Fuse, Bourns, Cooper Electronics, EPCOS, Raychem Division of TYCO International, San-O Industrial Corp., STMicroelectronics and Wickmann-Werke GmbH. In the automotive fuse market, the Company's competitors, both in sales to automobile manufacturers and in the aftermarket, include Bussmann Division of Cooper Industries, Pudenz Division of Wickmann-Werke and MTA in Italy. The Company licenses several of its automotive fuse designs to Bussmann. In the electrical market, the Company's major competitors include Cooper Bussmann and Ferraz Shawmut. The Company believes that it competes on the basis of innovative products, the breadth of its product line, the quality and design of its products and the responsiveness of its customer service in addition to price.

BACKLOG

The backlog of unfilled orders at December 28, 2002 was approximately $29.2 million, compared to $21.9 million at December 29, 2001. 2002 order backlog is believed to be generally firm and substantially all of the orders are scheduled for delivery in 2003.

EMPLOYEES

During 2002, the Company employed an average of 3,145 persons. Approximately 50 employees in Des Plaines, 410 employees in Mexico and 155 employees in Ireland are covered by collective bargaining agreements. The Des Plaines agreement expires March 31, 2005, the Mexico agreement expires February 1, 2005 and the Ireland agreement expires December 31, 2003. In 2002, the Company completed negotiations with the unionized employees in Korea related to the announced restructuring of that facility and there are currently no employees covered by collective bargaining agreements in Korea. Overall, the Company has historically maintained satisfactory employee relations and many of its employees have long experience with the Company.

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

ITEM 2. PROPERTIES

LITTELFUSE FACILITIES

The Company's operations are located in 21 owned or leased facilities worldwide, representing an aggregate of approximately 950,000 square feet. The U.S. headquarters and principal fabrication and distribution facility is located in Des Plaines, Illinois, supported by two additional plants in Illinois and one in Mexico. European headquarters and the primary European distribution center is in Utrecht, The Netherlands, with manufacturing plants in England, Ireland and Switzerland. Asia operations include sales and distribution centers located in Singapore, Taiwan, Japan and Korea, with manufacturing plants in China and the Philippines. The Company does not believe that it will encounter any difficulty in renewing its existing leases upon the expiration of their current terms. Management believes that the Company's facilities are adequate to meet its requirements for the foreseeable future.

The following table provides certain information concerning the Company's facilities:

                                                                                       Lease
                                                            Size       Lease/          Expiration
Location                          Use                      (sq.ft.)     Own            Date          Primary Product
--------                          ---                      --------    ------          ----------    ---------------
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

Centralia, Illinois               Manufacturing            45,200      Owned                --       Electronic

Arcola, Illinois                  Manufacturing            36,000      Owned                --       Electrical

Piedras Negras, Mexico            Manufacturing            50,031      Leased             2003       Auto, Electronic,
                                                                                                     Electrical

Piedras Negras, Mexico            Manufacturing            12,594      Leased             2003       Electronic and
                                                                                                     Electrical

Piedras Negras, Mexico            Manufacturing,           22,711      Leased             2004       Electronic and
                                  Warehousing                                                        Electrical

Piedras Negras, Mexico            Warehousing              27,306      Leased             2006       Electronic and
                                                                                                     Electrical

Swindon, England                  Manufacturing            55,000      Leased             2004       Electronic

Utrecht, The Netherlands          Sales,                   34,642       Owned               --       Auto and Electronic
                                  Administrative and
                                  Distribution

Grenchen, Switzerland             Manufacturing            11,000       Owned               --       Auto

                                                                                       Lease
                                                            Size       Lease/          Expiration
Location                          Use                      (sq.ft.)     Own            Date          Primary Product
--------                          ---                      --------    ------          ----------    ---------------
Singapore                         Sales and                 19,022     Leased            2003        Electronic & Auto
                                  Distribution

Seoul, Korea                      Sales                     29,175     Owned               --        Electronic and Auto

Philippines                       Manufacturing             58,127     Owned               --        Electronic

Suzhou, China                     Manufacturing             40,000     Owned               --        Electronic

Suzhou, China                     Warehousing              169,000     Leased            2004        Electronic

Hong Kong, China                  Sales                      3,079     Leased            2003        Electronic

Taipei, Taiwan                    Sales                      2,583     Leased            2003        Electronic

Yokohama, Japan                   Sales                      6,243     Leased            2003        Electronic

Yokohama, Japan                   Distribution              17,858     Leased            2004        Electronic

Sao Paulo, Brazil                 Sales                        800     Leased            2003        Electronic & Auto

Dundalk, Ireland                  Manufacturing            120,000     Owned               --        Electronic & Auto

Properties with lease expirations in 2003 renew at various times throughout the year. At this point, the Company does not anticipate any material impact as a result of such expirations.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that it believes will have a material adverse effect upon the conduct of its business or its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's stockholders during the fourth quarter of fiscal 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

       Name                             Age                             Position
       ----                             ---                             --------
Howard B. Witt                          62             Chairman, President and Chief Executive Officer

Kenneth R. Audino                       59             Vice President, Organizational Development
                                                         and Total Quality Management

Philip G. Franklin                      51             Vice President, Treasurer and Chief Financial
                                                         Officer

Mary S. Muchoney                        57             Secretary

Officers of Littelfuse are elected by the Board of Directors and serve at the discretion of the Board.

Howard B. Witt was elected as the Chairman of the Board of the Company in May, 1993. He was promoted to President and Chief Executive Officer of the Company in February, 1990. Prior to his appointment as President and Chief Executive Officer, Mr. Witt served in several other key management positions since joining the Company as Operations Manager in 1979. Mr. Witt serves as a Director of Franklin Electric Co., Inc. and is a member of the Electronic Industries Alliance Board of Governors. He also serves as a director of the Artisan Mutual Fund.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information set forth under "Quarterly Stock Prices" on page 34 of the Annual Report to Stockholders is incorporated herein by reference. As of March 14, 2003, there were 209 holders of record of the Company's Common Stock and approximately 5,000 beneficial holders of its Common Stock.

Since September 22, 1992, shares of the Common Stock have been traded under the symbol "LFUS" on The Nasdaq Stock Market.

The Company has not paid any cash dividends in its history. Future dividend policy will be determined by the Board of Directors based upon their evaluation of earnings, cash availability and general business prospects. Currently, there are restrictions on the payment of dividends contained in the Company's credit agreements which relate to the maintenance of a minimum net worth and certain financial ratios.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors and the Consolidated Financial Statements and notes thereto of the Company set forth on pages 17 through 33 of the Annual Report to Stockholders are incorporated herein by reference.

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

STOCK PLAN DISCLOSURE

The following table represents the Company's equity compensation plans, including both stockholder approved plans and non-stockholder approved plans. The section entitled "Compensation of Directors" in the Company's proxy statement for the annual meeting of stockholders to be held on May 2, 2003 contains a summary explanation of the Stock Plan for New Directors of Littelfuse, Inc., which has been adopted without the approval of stockholders and is incorporated herein by reference.

                                      Number of securities to be      Weighted-average exercise       Number of securities
                                       issued upon exercise of           price of outstanding       remaining available for
                                         outstanding options,           options, warrants and        future issuance under
        Plan Category                     warrants and rights                   rights             equity compensation plans
        -------------                 ---------------------------     --------------------------   -------------------------
Equity compensation plans
approved by security holders                  1,966,605                          $23.73                         989,500

Equity compensation plans not
approved by security holders                     10,000                          $23.48                          15,000
                                              ---------                          ------                       ---------
Total                                         1,976,605                          $23.73                       1,004,500
                                              =========                          ======                       =========

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to the Company's management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the filing of this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Report. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by the Chief Executive Officer and Chief Financial Officer of the Company.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements and Schedules

      (1) Financial Statements. The following financial statements included in the Annual Report to Stockholders are incorporated herein by reference.

            (i)   Report of Independent Auditors (page 17).

            (ii) Consolidated Statements of Financial Condition as of December 28, 2002 and December 29, 2001 (page 18).

            (iii) Consolidated Statements of Income for the years ended December
                  28, 2002, December 29, 2001 and December 30, 2000 (page 19).

            (iv) Consolidated Statements of Cash Flows for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 (page 20).

            (v) Consolidated Statements of Shareholders' Equity for the years ended

                  December 28, 2002, December 29, 2001 and December 30, 2000 (page 21).

            (vi)  Notes to Consolidated Financial Statements (pages 22-33).

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

      (3)   Exhibits

            See Exhibit Index on pages 20-22.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed with the SEC during the fourth quarter of 2002.

                                LITTELFUSE, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                    Additions
                                       Balance at   Charged to                  Balance at
                                       Beginning    Costs and     Deductions      End of
        Description                    Of Year      Expenses         (A)           Year
        -----------                    -------      --------         ---           ----
Year ended December 28, 2002

  Allowance for losses on
    accounts receivable ...........     $1,244     $      373     $     550       $1,067
                                        ======     ==========     =========       ======
  Reserves for sales discounts
    and allowances ................     $6,275     $       --     $      12       $6,263
                                        ======     ==========     =========       ======

Year ended December 29, 2001

  Allowance for losses on
    accounts receivable ...........     $1,230     $      332     $     318       $1,244
                                        ======     ==========     =========       ======
  Reserves for sales discounts
    and allowances ................     $7,948     $       --     $   1,673       $6,275
                                        ======     ==========     =========       ======

Year ended December 30, 2000

  Allowance for losses on
    accounts receivable ...........     $1,570     $      275     $     615       $1,230
                                        ======     ==========     =========       ======
  Reserves for sales discounts
    and allowances ................     $5,551     $    2,397     $      --       $7,948
                                        ======     ==========     =========       ======

(A) Write-off of uncollectible accounts, net of recoveries and foreign currency translation.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Littelfuse, Inc.


                                                   By /s/ Howard B. Witt
                                                      --------------------------
                                                         Howard B. Witt,
                                                         Chairman, President and
                                                         Chief Executive Officer

Date: March 21, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2003.

  /s/ Howard B. Witt                  Chairman of the Board, President
----------------------------           and Chief Executive Officer
Howard B. Witt

 /s/ John P.  Driscoll                Director
----------------------------
John P. Driscoll

 /s/ Anthony Grillo                   Director
----------------------------
Anthony Grillo

 /s/ Bruce A. Karsh                   Director
----------------------------
Bruce A. Karsh

 /s/ John E. Major                    Director
----------------------------
John  E. Major

 /s/ Gordon Hunter                    Director
----------------------------
Gordon Hunter

/s/ Ronald L. Schubel                 Director
----------------------------
Ronald L. Schubel

 /s/ Philip G. Franklin               Vice President, Treasurer
----------------------------           and Chief Financial Officer
Philip G. Franklin                     (Principal Financial Officer)

                        FORM OF SECTION 302 CERTIFICATION

I, Howard B. Witt, certify that:

      1.    I have reviewed this annual report on Form 10-K of Littelfuse, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and

            c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 21, 2003


                                                    /s/ Howard B. Witt
                                                    -------------------------
                                                    Howard B. Witt
                                                    Chairman, President & CEO

                        FORM OF SECTION 302 CERTIFICATION

I, Philip Franklin, certify that:

      5.    I have reviewed this annual report on Form 10-K of Littelfuse, Inc.;

      6. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      7. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      8. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and

            c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      6. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      7. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 21, 2003


                                           /s/ Philip Franklin
                                           -------------------------------
                                           Philip Franklin
                                           Vice President, Treasurer & CFO

                                 LITTELFUSE INC.
                                INDEX TO EXHIBITS

Number                                Description of Exhibit
------                                ----------------------
2.1               Plan of Reorganization under Chapter 11 of the Bankruptcy Code of Old Littelfuse (filed as exhibit 2.1 to the Company's Form
                  10 effective September 16, 1992 (1934 Act File No. 0-20388)
                  and incorporated herein by reference).

3.1 Certificate of Incorporation, as amended to date (filed as 3.1 to the Company's Form 10K for the fiscal year ended January 3, 1998 (1934 Act File No. 0-20388) and incorporated herein by reference).

3.1A Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 1, 1995 (1934 Act File No. 0-20388) and incorporated herein by reference).

3.2 Bylaws, as amended to date (filed as exhibit 2.1 to the Company's Form 10-Q for the quarterly period ended June 29, 2002 (1934 Act File No. 0-20388) and incorporated herein by reference).

4.1 Second amended restated bank credit agreement among Littelfuse, Inc., as borrower, the lenders named therein and the First National Bank of Chicago, as agent, dated as of September 1, 1998 (filed as exhibit 4.1 to the Company's Form
                  10K for the fiscal year ended January 2, 1999 (1934 Act File
                  No. 0-20388) and incorporated herein by reference).

4.3 Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as exhibit 4.3 to the Company's Form 10-Q for the quarterly period ended March 30, 2002 (1934 Act File No.
                  0-20388) and incorporated herein by reference).

4.4 Littelfuse, Inc. Retirement Plan dated January 1, 1992, as amended and restated (filed as exhibit 4.4 to the Company's
                  Form 10-K for the fiscal year ended December 29, 2001 (1934
                  Act File No. 0-20388) and incorporated herein by reference).

4.5               First amendment to the Littelfuse, Inc. Retirement Plan

4.6 Littelfuse, Inc. 401(k) Savings Plan (filed as exhibit 4.8 to the Company's Form 10-K for the fiscal year ended December 31, 1992 (1934 Act File No. 0-20388) and incorporated herein by reference).

Number                                Description of Exhibit
------                                ----------------------
4.7               Littelfuse Rights Plan Agreement, dated as of December 15,
                  1995, between Littelfuse, Inc. and LaSalle National Bank, as
                  Rights Agent, together with Exhibits thereto, as amended
                  (filed as exhibit 4.10 to the Company's Form 10-Q for the
                  quarterly period ended October 3, 1998 (1934 Act File No.
                  0-20388) and incorporated herein by reference).

4.8 Note Purchase Agreement dated as of September 1, 1998, relating to $60,000,000 principal amount of Littelfuse, Inc.
                  6.16% Senior Notes due September 1, 2005. (filed as exhibit
                  4.11 to the Company's Form 10-K for the fiscal year ended
                  January 2, 1999 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.3              Patent License Agreement, dated as of July 28, 1995, between
                  Littelfuse, Inc. and Pacific Engineering Company, Ltd.(filed as exhibit 10.3 to the Company's Form 10-K for the fiscal year ended December 28, 1996 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.4              MINI(R)and MAXI(TM) License Agreement, dated as of June 21,
                  1989, between Littelfuse, Inc. and Cooper Industries, Inc.
                  (filed as exhibit 4.6 to the Company's Form 10 effective
                  September 16, 1992 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.5              Patent License Agreement, dated as of January 1, 1987, between
                  Littelfuse, Inc. and Cooper Industries, Inc. (filed as exhibit
                  4.6 to the Company's Form 10 effective September 16, 1992
                  (1934 Act File No. 0-20388) and incorporated herein by reference).

10.6              1993 Stock Plan for Employees and Directors of Littelfuse,
                  Inc., as amended (filed as exhibit 10.1 to the Company's Form
                  10-Q for the quarterly period ended June 29, 2002 (1934 Act
                  File No. 0-20388) and incorporated herein by reference).

10.7 Littelfuse, Inc. Supplemental Executive Retirement Plan (filed as exhibit 10.10 to the Company's Form 10-K for the year ended
                  December 31, 1993 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.8              Littelfuse Deferred Compensation Plan for Non-employee
                  Directors, as amended (filed as exhibit 10.8 to the Company's
                  Form 10-K for the fiscal year ended January 2, 1999 (1934 Act
                  File No. 0-20388) and incorporated herein by reference).

10.9 Littelfuse Executive Loan Program (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June
                  30, 1995 (1934 Act File No. 0-20388) and incorporated herein by reference).

Number                                Description of Exhibit
------                                ----------------------
10.10             Employment Agreement dated as of November 2, 2001 between
                  Littelfuse, Inc. and Howard B. Witt (filed as exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 29,
                  2001 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.11             Change of Control Employment Agreement dated as of November 2,
                  2001 between Littelfuse, Inc. and Howard B. Witt (filed as exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 29, 2001 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.12 Form of change of Control Employment Agreement dated as of September 1, 2001 between Littelfuse, Inc. and Mr. Franklin and Ms. Muchoney (filed as exhibit 10.12 to the Company's Form
                  10-Q for the quarterly period ended September 29, 2001 (1934
                  Act File No. 0-20388) and incorporated herein by reference).

10.13 Form of change of Control Employment Agreement dated as of September 1, 2001 between Littelfuse, Inc. and Mr. Kenneth
                  Audino (filed as exhibit 10.13 to the Company's Form 10-Q for the quarterly period ended September 29, 2001 (1934 Act File
                  No. 0-20388) and incorporated herein by reference).

10.14 Stock Plan for New Directors of Littelfuse, Inc. (filed as exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 28, 2002 (1934 Act File No. 0-20388) and incorporated herein by reference).

13.1 Portions of Littelfuse Annual Report to Stockholders for the fiscal year ended December 28, 2002.

22.1              Subsidiaries.

23.1              Consent of Independent Auditors.

99.1              Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002, 18 U.S.C. Section 1350.