Form 10-Q
period 2003-03-29
LITTELFUSE INC /DE
filed 2003-05-12
CIK 889331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 29, 2003 OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ______


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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [X] No [ ]


         As of March 29, 2003, 21,781,065 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                                                           PAGE
                                                                                                           ----
Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations for the three months ended
         March 29, 2003 and March 30, 2002 (unaudited) .....................................................1

         Condensed Consolidated Balance Sheets as of March 29, 2003 (unaudited)
         and December 28, 2002 .............................................................................2

         Condensed Consolidated Statements of Cash Flows for the three months ended
         March 29, 2003 and March 30, 2002 (unaudited) .....................................................3

         Notes to Condensed Consolidated Financial Statements...............................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .............7

Item 3.  Qualitative and Quantitative Disclosures about Market Risk .......................................11

Item 4.  Controls and Procedures...........................................................................12

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K .................................................................13

                                LITTELFUSE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                               For the Three Months Ended
                                                               --------------------------
                                                                MARCH 29,      March 30,
                                                                  2003           2002
                                                               ----------      ---------
Net sales ................................................      $ 69,962         65,130
Cost of sales ............................................        46,884         45,105
                                                                --------       --------
Gross profit .............................................        23,078         20,025

Selling, general and administrative expenses .............        15,721         14,909
Research and development expenses ........................         1,934          2,022
Amortization of intangibles ..............................           192            192
Restructuring expense ....................................            --          3,744
                                                                --------       --------
Operating income (loss) ..................................         5,231           (842)

Interest expense .........................................           537            716
Other (income)/expense ...................................          (342)          (601)
                                                                --------       --------
Income (loss) before income taxes ........................         5,036           (957)

Income taxes (benefit) ...................................         1,813           (345)
                                                                --------       --------
Net income (loss) ........................................      $  3,223       $   (612)
                                                                ========       ========

Net income (loss) per share:
    Basic ................................................      $   0.15       $  (0.03)
                                                                ========       ========
    Diluted ..............................................      $   0.15       $  (0.03)
                                                                ========       ========

Weighted average shares and equivalent shares outstanding:
    Basic ................................................        21,771         21,877
                                                                ========       ========
    Diluted ..............................................        21,821         21,877
                                                                ========       ========

                                LITTELFUSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                                MARCH 29, 2003     December 28, 2002
                                                --------------     -----------------
                                                 (unaudited)
ASSETS:
Cash and cash equivalents ...................      $ 25,514           $ 27,750
Short-term investments ......................        10,403              8,806
Receivables .................................        43,021             40,810
Inventories .................................        47,057             44,533
Other current assets ........................        17,569             15,146
                                                   --------           --------

Total current assets ........................      $143,564           $137,045

Property, plant, and equipment, net .........        77,550             81,122
Reorganization value, net ...................        27,665             27,665
Other intangible assets, net ................        28,078             28,291
Other assets ................................         3,810              3,355
                                                   --------           --------

                                                   $280,667           $277,478
                                                   ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities excluding current portion
    of long-term debt .......................      $ 41,058           $ 41,308
Current portion of long-term debt ...........        17,596             18,994
                                                   --------           --------
Total current liabilities ...................        58,654             60,302
Long-term debt ..............................        20,219             20,252
Deferred liabilities ........................         1,747              1,713
Accrued post-retirement benefits ............         9,722              9,027
Other long-term liabilities .................           491                473
Shareholders' equity ........................       189,834            185,711
                                                   --------           --------

Shares issued and outstanding
    at March 29, 2003: 21,781,065 ...........      $280,667           $277,478
                                                   ========           ========

                                LITTELFUSE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)



                                                                                 For the Three Months Ended
                                                                                 --------------------------
                                                                                  MARCH 29,      March 30,
                                                                                    2003           2002
                                                                                  --------       --------
Operating activities:
Net income (loss) ..........................................................      $  3,223       $   (612)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation ..........................................................         4,342          4,321
     Amortization ..........................................................           192            192
Changes in operating assets and liabilities:
     Accounts receivable ...................................................        (2,335)        (4,656)
     Inventories ...........................................................        (2,497)         1,197
     Accounts payable and accrued expenses .................................           553          2,805
     Prepaid expenses and other ............................................        (2,872)          (887)
                                                                                  --------       --------
Net cash provided by operating activities ..................................      $    606       $  2,360

Cash used in investing activities:
     Purchases of property, plant, and equipment ...........................        (2,627)        (1,805)
     Sale of property, plant and equipment .................................         2,213             --
     Purchase of marketable securities .....................................        (1,597)            --
                                                                                  --------       --------
     Net cash used in investing activities .................................        (2,011)        (1,805)

Cash provided by (used in) financing activities:
     Proceeds from long-term debt ..........................................            --             --
     Payments of long-term debt ............................................        (1,444)        (1,604)
     Proceeds from exercise of stock options and warrants ..................           636            687
     Purchase of common stock and warrants .................................            --             --
                                                                                  --------       --------
     Net cash used in financing activities .................................          (808)          (917)

Effect of exchange rate changes on cash ....................................           (23)           (68)
                                                                                  --------       --------

Decrease in cash and cash equivalents ......................................        (2,236)          (430)
Cash and cash equivalents at beginning of period ...........................        27,750         34,527
                                                                                  --------       --------
Cash and cash equivalents at end of period .................................      $ 25,514       $ 34,097
                                                                                  ========       ========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 29, 2003

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period ended March 29, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2004. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 28, 2002.

2. INVENTORIES

The components of inventories are as follows (in thousands):


                              March 29,   December 28,
                                2003          2002
                              ---------   ------------
          Raw material.......  $10,171      $10,084
          Work in process....   12,921       11,615
          Finished goods.....   23,965       22,834
                               -------      -------
            Total............  $47,057      $44,533
                               =======      =======

3. PER SHARE DATA

Net income (loss) per share amounts for the three months ended March 29, 2003 and March 30, 2002 are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

                                              Three months ended
                                           -----------------------
                                           March 29,     March 30,
                                             2003           2002
                                           ---------     ---------
Average shares outstanding................   21,771        21,877

Net effect of dilutive stock options,

warrants and restricted shares
         - Basic.........................        --            --
                                           --------      --------
         - Diluted.......................        50            --
                                           --------      --------

Average shares outstanding
         - Basic.........................    21,771        21,877
                                           ========      ========
         - Diluted.......................    21,821        21,877
                                           ========      ========

Net income (loss)........................  $  3,223      $   (612)
                                           ========      ========

Net income (loss) per share
         - Basic.........................  $   0.15      $  (0.03)
                                           ========      ========
         - Diluted.......................  $   0.15      $  (0.03)
                                           ========      ========


Options to purchase 1,692,105 shares of common stock at exercise prices ranging from $17.82 to $35.50 and options to purchase 919,580 shares of common stock at exercise prices ranging from $25.25 to $35.50 were outstanding at March 29, 2003 and March 30, 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


4.  DERIVATIVES AND HEDGING

On June 11, 2002, the Company entered into cross currency rate swaps, with a notional amount of $11.6 million, as a cash flow hedge of the variability of Yen cash flows attributable to the exchange rate risk on forecasted intercompany sales of inventory to a Japanese subsidiary. The cross currency rate swaps convert a portion of the Company's US Dollar fixed rate debt to fixed rate Japanese Yen debt. The swap agreements were accounted for as a cash flow hedge and reported at fair value. The notional amount outstanding at March 29, 2003 was $9.5 million and the fair value of the outstanding cross currency rate swap agreements was recognized as a $0.2 million liability and as a charge to comprehensive loss in the Consolidated Balance Sheet at March 29, 2003.

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

5. COMPREHENSIVE INCOME

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," total comprehensive income (loss) for the three months ended March 29, 2003, and March 30, 2002, was approximately $3.5 million and $(1.0) million, respectively. The adjustment for comprehensive income consists of deferred gains and losses from foreign currency translation adjustments and qualified cash flow hedges and unrealized gains and losses on available-for-sales securities.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, to provide alternative methods of transition to the fair value method of accounting for stock-based compensation. In addition, Statement 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not amend Statement 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in Statement 123 or the intrinsic method described in APB Opinion No. 25. The Company has adopted the disclosure provisions of Statement No. 148 as of December 28, 2002 and determined that the adoption of the Statement had no significant impact on the Company's financial position and results of operations. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

The following table discloses our pro forma net income and diluted net income per share had the valuation methods under SFAS 123 been used for our stock option grants. The table also discloses the weighted average assumptions used in estimating the fair value using the Black-Scholes option pricing model.


(In Thousands, except per share amounts)            2003 Q1          2002 Q1
----------------------------------------           ---------        -------
Net income as reported...........................  $   3,223        $  (612)
Stock option compensation expense, net of tax....       (262)          (250)
Pro forma net income.............................  $   2,961        $  (862)
Basic net income per share
As reported......................................  $    0.15        $ (0.03)
Pro forma........................................  $    0.14        $ (0.04)

Diluted net income per share
As reported......................................  $    0.15        $ (0.03)
Pro forma........................................  $    0.14        $ (0.04)

Risk-free interest rate..........................       3.72%          5.38%
Expected dividend yield..........................          0%             0%
Expected stock price volatility..................       45.7%          39.8%
Expected life of options.........................    8 years        8 years

These pro forma amounts may not be representative of future disclosures because the estimated fair value of the options is amortized to expense over the vesting period and additional options may be granted in the future.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales for the first quarter of 2003 increased $4.9 million or 7% to $70.0 million, compared to $65.1 million in the first quarter of 2002. On a geographic basis, sales in the Americas increased 1% in the first quarter of 2003, compared to the prior year first quarter, Europe sales increased 9% and Asia sales increased 18%, compared to the first quarter of 2002. First quarter sales were favorably impacted by foreign currency fluctuations from a weaker dollar. On a constant currency basis, Europe sales decreased 1% and Asia sales increase 13% compared to the prior year quarter.

Electronic sales increased $4.0 million or 12% to $37.2 million in the first quarter of 2003 compared to $33.2 million in the same quarter of last year. The increase in sales was primarily due to sales of overvoltage products of approximately $2.0 million from the Semitron acquisition in July 2002 and $1.7 million due to foreign currency fluctuations from a weaker dollar. On a geographic basis, higher electronic sales in Asia offset weakness in Europe.

Automotive sales increased $0.5 million or 2% to $24.6 million in the first quarter of 2003 from $24.1 million in the same quarter last year. Excluding $1.4 million, due to foreign currency fluctuations, automotive sales decreased 4%, on a constant currency basis, compared to the first quarter of 2002. Additionally, higher year-end inventory levels at two major customers had a negative impact on automotive sales.

Electrical fuse sales increased $0.4 million or 6% to $8.2 million in the first quarter of 2003 compared to $7.8 million in the same quarter last year. The increase in electrical fuse sales was driven by market share gains, as the electrical fuse market remains weak due to low levels of non-residential construction and low plant utilization rates.

Gross margin was $23.1 million or 33.0% of sales for the first quarter of 2003, compared to $20.0 million or 30.7% in the same quarter last year. Gross margin continues to show gradual improvement due primarily to cost savings resulting from worldwide manufacturing rationalization and other cost reduction programs being implemented. These programs include plant closures, movement of manufacturing lines to lower cost regions and substitution of lower-cost materials.

Total operating expense was $17.8 million for the first quarter of 2003 compared to $20.9 million for the same quarter in the prior year. Total operating expense in the first quarter of 2002, included $3.7 million of restructuring expense related to the worldwide manufacturing rationalization program. Excluding the restructuring expense, total operating expenses, were $17.8 million or 25.5% of sales in the first quarter of 2003 compared to $17.1 million or 26.3% of sales in the same quarter last year. With the increase in sales over the prior year quarter, operating expenses, excluding restructuring expenses, were lower as a percentage of sales, but higher in dollars terms due to the effects of the weaker dollar and the Semitron acquisition in July, 2002.

Operating income was $5.2 million for the first quarter 2003 compared to an operating loss of $(0.8) million for the same quarter of last year. The improvement in operating income was due to the higher sales and improved gross margin described above, as well as $3.7 million of restructuring expenses in the first quarter of 2002.

Interest expense was $0.5 million in the first quarter of 2003 compared to $0.7 million in the first quarter of last year due to lower average debt levels. Other income was $0.3 million for the first quarter of 2003 compared to $0.6 million for the prior year quarter. The prior year quarter included a gain of $0.4 million on the sale of a product line, whereas the first quarter of 2003 included a $0.2 million gain from sale of a Korean manufacturing facility.

Net income before income taxes was $5.0 million for the first quarter 2003 compared to a net loss before income taxes of $(1.0) million for the first quarter of 2002. The effective tax rate remained unchanged at 36%.

Net income for the first quarter of 2003 was $3.2 million or $0.15 per diluted share compared to a net loss of $(0.6) million or $(0.03) per diluted share for the same quarter of last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the 2003 fiscal year.

Littelfuse started the 2003 year with $27.8 million of cash. Net cash provided by operations was $0.6 million for the first three months of 2003. Cash used in investing activities included $2.6 million in purchases of property, plant and equipment and $1.6 million in purchases of marketable securities, offset by $2.2 million from the sale of assets and. Cash used in financing activities included net payments of long-term debt of $1.4 million and proceeds from warrant and stock option exercises were $0.6 million. The net cash provided by operations, less investing and financing activities, resulted in a $2.3 million net decrease in cash. This left the Company with a cash balance of $25.5 million at March 29, 2003.

The ratio of current assets to current liabilities was 2.4 to 1 at the end of the first quarter 2003 compared to 2.3 to 1 at year-end 2002 and 2.2 to 1 at the end of the first quarter 2002. The days sales in receivables was 56 days at the end of the first quarter 2003 compared to 54 days at year-end 2002, and 62 days at the end of the first quarter 2002. The days inventory outstanding was approximately 91 days at the end of the first quarter 2003 compared to 88 days at year-end 2002 and 91 days at end of the first quarter 2002.

The Company's net capital expenditures were $0.4 million for the first quarter 2003. Capital expenditures of $2.6 million were offset by asset sales of $2.2 million, primarily the sale of the Korean manufacturing plant. The Company expects that gross capital expenditures, which are primarily for new machinery, equipment and plant expansions in China and the Philippines, will be approximately $13 - $15 million for the full year 2003.

Long-term debt at the end of the first quarter 2003 totaled $37.8 million and consisted of the following: (1) 6.16% private placement notes totaling $30.0 million, (2) foreign revolver borrowings totaling $7.5 million and (3) notes payable relating to mortgages totaling $0.3 million. Of this indebtedness, $17.6 million is considered to be current liabilities. The Company has a $55.0 million revolver in the U.S., all of which was available at March 29, 2003. The bank revolver loan notes carry an interest rate of prime or LIBOR plus 0.375%. The Company also has an $8.0 million letter of credit facility, of which approximately $1.9 million was being used at March 29, 2003.


"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

The statements in this section, the letter to shareholders and in the other sections of this report which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties, including, but not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development and patent protection, commercialization and technological difficulties, capacity and supply constraints or difficulties, exchange rate fluctuations, actual purchases under agreements, the effect of the Company's accounting policies, labor disputes, restructuring costs in excess of expectations, pension plan asset returns less than assumed, and other risks which may be detailed in the Company's Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 28, 2002.

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

Revenues from no single customer amounted to 10% or more of the Company's total revenues for the quarter ended March 29, 2003.

Information concerning the operations in these geographic segments for the period ended March 29, 2003 and March 30, 2002, is as follows (in thousands):


REVENUES                        2003 Q1      2002 Q1
--------                        -------      -------
The Americas                      34,696      34,334
Europe                            13,341      12,249
Asia-Pacific                      21,925      18,547
Combined Total                    69,962      65,130
Corporate                             --          --
Reconciliation                        --          --
Consolidated Total                69,962      65,130

INTERSEGMENT REVENUES            2003 Q1     2002 Q1
---------------------            -------     -------
The Americas                      18,064      14,402
Europe                            12,018      10,213
Asia-Pacific                       5,312       3,061
Combined Total                    35,394      27,676
Corporate                             --          --
Reconciliation                   (35,394)    (27,676)
Consolidated Total                    --          --

INTEREST EXPENSE                 2003 Q1     2002 Q1
----------------                 -------     -------
The Americas                         513         657
Europe                                 1          17
Asia-Pacific                          23          42
Combined Total                       537         716
Corporate                              0           0
Reconciliation                         0           0
Consolidated Total                   537         716

DEPRECIATION AND AMORTIZATION    2003 Q1     2002 Q1
-----------------------------    -------     -------
The Americas                       3,240       3,295
Europe                               562         627
Asia-Pacific                         540         399
Combined Total                     4,342       4,321
Corporate                            192         192
Reconciliation                        --          --

Consolidated Total                 4,534        4,513

Other income (loss)              2003 Q1      2002 Q1
-------------------              -------      -------
The Americas                          85          (11)
Europe                                85          644
Asia-Pacific                         172          (32)
Combined Total                       342          601
Corporate                             --           --
Reconciliation                        --           --
Consolidated Total                   342          601

Income Tax Expense (Benefit)     2003 Q1      2002 Q1
----------------------------     -------      -------
The Americas                         713         (753)
Europe                                (4)         614
Asia-Pacific                       1,104         (206)
Combined Total                     1,813         (345)
Corporate                             --           --
Reconciliation                        --           --
Consolidated Total                 1,813         (345)


Net Income (loss)                2003 Q1      2002 Q1
-----------------                -------      -------
The Americas                       1,238        1,152
Europe                              (194)       1,471
Asia-Pacific                       2,371          701
Combined Total                     3,415        3,324
Corporate                           (192)      (3,936)
Reconciliation                        --           --
Consolidated Total                 3,223         (612)


                                 2003 Q1      2002 Q1
                                REVENUES     REVENUES
                                --------     --------
Electronic                        37,117       33,216
Automotive                        24,624       24,139
Power                              8,221        7,775
Consolidated Total                69,962       65,130

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign exchange rates, commodities and to a lesser extent, interest rates.

The Company had long-term debt outstanding at March 29, 2003, in the form of senior notes and foreign lines of credit at variable interest rates. Since 79% of the debt has fixed interest rates, the Company's interest expense is not materially sensitive to changes in interest rate levels.

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

The Company's identifiable foreign exchange exposures result from the purchase and sale of products from affiliates, repayment of intercompany trade and loan amounts and translation of local currency amounts in consolidation of financial results. Changes in foreign currency exchange rates or weak economic conditions in the foreign countries in which it manufactures and distributes products could affect the Company's sales and financial results. The Company primarily utilizes netting and offsets to reduce known foreign currency exposures and, when appropriate, derivative instruments as hedges of specific foreign currency cash flows. The Company has entered into cross currency rate swaps with a notional amount of $11.6 million. The cross currency swaps convert $11.6 million of the Company's fixed rate 6.16% U.S. Dollar debt to fixed rate 3.13% Japanese Yen debt. The fair value of the rate swap agreements outstanding at March 29, 2003, which had a notional amount of $9.5 million, was recognized as a $0.2 million liability, and is reported in consolidated shareholders' equity as a component of other comprehensive income.

A risk management policy has been implemented by the Company that describes the procedures and controls over derivative financial instruments. Under the policy, the Company does not use derivative financial instruments for trading purposes and the use of such instruments is subject to the approval of senior officers. Typically, the use of such derivative instruments is limited to hedging activities related to specific foreign currency cash flows. The Company's exposure related to such transactions is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.

The Company uses various metals in the production of its products, including zinc, copper and silver. The Company's earnings are exposed to fluctuations in the prices of these commodities. The Company does not currently use derivative financial instruments to mitigate this commodity price risk.

Item 4.  Controls and Procedures

Within 90 days prior to the filing of this Quarterly Report, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Report. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by the Company's Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K

           (a)   Exhibit                          Description
                 -------                          -----------
                 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

           (b) There were no reports on Form 8-K filed during the quarter ended March 29, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 29, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LITTELFUSE, INC.


Date:  May 12, 2003                        By  /s/ Philip G. Franklin
                                               ---------------------------------
                                               Philip G. Franklin
                                               Vice President, Treasurer,
                                               and Chief Financial Officer
                                               (As duly authorized officer and
                                               as the principal financial and
                                               accounting officer)

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  May 12, 2003




                                                   /s/ Howard B. Witt
                                                   -----------------------------
                                                   Howard B. Witt
                                                   Chairman, President & CEO

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  May 12, 2003



                                               /s/ Philip Franklin
                                               ---------------------------------
                                               Philip Franklin
                                               Vice President, Treasurer & CFO