Form 10-Q
period 2003-06-28
LITTELFUSE INC /DE
filed 2003-08-12
CIK 889331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  --- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 28, 2003 OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
  ---      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM              TO
                ------------   -----------

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
                                 (847) 824-1188


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No
                                               ---     ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes  X   No
                                             ---     ---


         As of June 28, 2003, 21,797,618 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                                                           PAGE
                                                                                                           ----
Item 1.   Financial Statements

          Condensed Consolidated Statements of Income for the periods ended
          June 28, 2003 and June 29, 2002.....................................................................1

          Condensed Consolidated Balance Sheets for the periods ended June 28, 2003 and December 28, 2002 ..............................................................................2

          Condensed Consolidated Statements of Cash Flows for the periods ended
          June 28, 2003 and June 29, 2002.....................................................................3

          Notes to the Condensed Consolidated Financial Statements ...........................................4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ......................................................9

Item 3.   Qualitative and Quantitative Disclosures about Market Risk ........................................12

Item 4.   Controls and Procedures............................................................................13


PART II - OTHER INFORMATION

Item 4.   Submission of matters to a vote of security holders ...............................................13

Item 6.   Exhibits and Reports on Form 8-K ..................................................................15

                                LITTELFUSE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data, unaudited)


                                                      For the Three Months Ended            For the Six Months Ended
                                                    ------------------------------       -----------------------------

                                                       JUNE 28,         June 29,           JUNE 28,         June 29,
                                                        2003              2002               2003             2002
                                                    ------------      ------------       ------------     ------------
Net sales.........................................  $     72,790      $     73,900       $    142,752     $    139,029
Cost of sales.....................................        48,915            49,623             95,800           94,727
                                                    ------------      ------------       ------------     ------------
Gross profit......................................        23,875            24,277             46,952           44,302
Selling, general and administrative
    expenses......................................        15,500            15,073             31,222           29,983
Research and development expenses.................         1,861             2,145              3,794            4,166
Amortization of intangibles.......................           191               192                383              384
Restructuring expense.............................             -                 -                  -            3,744
                                                    ------------      ------------       ------------     ------------
Operating income..................................         6,323             6,867             11,553            6,025
Interest expense..................................           514               727              1,050            1,442
Other income......................................          (209)             (150)              (551)            (750)
                                                    -------------     -------------      -------------    -------------
Income before income taxes........................         6,018             6,290             11,054            5,333

Income taxes......................................         2,167             2,265              3,979            1,920
Net income........................................  $      3,851      $      4,025       $      7,075     $      3,413
                                                    ============      ============       ============     ============
Net income per share:
    Basic.........................................  $       0.18      $       0.18       $       0.32     $       0.16
                                                    ============      ============       ============     ============
    Diluted.......................................  $       0.18      $       0.18       $       0.32     $       0.15
                                                    ============      ============       ============     ============

Weighted average shares and equivalent
    shares outstanding:
    Basic.........................................        21,789            21,915             21,780           21,902
                                                    ============      ============       ============     ============
    Diluted ......................................        21,856            22,062             21,838           22,059
                                                    ============      ============       ============     ============

                                LITTELFUSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)



                                                                      JUNE 28, 2003              December 28, 2002
                                                                     --------------              -----------------
ASSETS:
Cash and cash equivalents......................................      $       42,279              $          27,750
Short-term investments.........................................                   0                          8,806
Receivables....................................................              43,432                         40,810
Inventories....................................................              47,758                         44,533
Other current assets...........................................              17,376                         15,146
                                                                     --------------              -----------------

Total current assets...........................................             150,845                        137,045

Property, plant, and equipment, net............................              75,759                         81,122
Reorganization value, net......................................              27,665                         27,665
Other intangible assets, net...................................              27,910                         28,291
Other assets...................................................               3,492                          3,355
                                                                     --------------              -----------------

                                                                     $      285,671              $         277,478
                                                                     ==============              =================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities excluding current portion
    of long-term debt..........................................      $       39,407              $          41,308
Current portion of long-term debt..............................              17,599                         18,994
                                                                     --------------              -----------------
Total current liabilities......................................              57,006                         60,302
Long-term debt.................................................              20,222                         20,252
Deferred liabilities...........................................               1,610                          1,713
Accrued post-retirement benefits...............................              10,392                          9,027
Other long-term liabilities....................................                 497                            473
Shareholders' equity...........................................             195,944                        185,711
                                                                     --------------              -----------------
    Shares issued and outstanding
    at June 28, 2003: 21,797,618
                                                                     $      285,671              $         277,478
                                                                     ==============              =================

                                LITTELFUSE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                       For the Three Months Ended            For the Six Months Ended
                                                       --------------------------            ------------------------
                                                        JUNE 28,        June 29,             JUNE 28,        June 29,
                                                         2003             2002                2003             2002
                                                         ----             ----                ----             ----
Operating activities:

Net income........................................  $      3,851      $      4,025       $      7,075     $      3,413
Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation.................................         4,292             4,302              8,634            8,623
     Amortization.................................           191               192                383              384
Changes in operating assets and liabilities:
     Accounts receivable..........................           533              (230)            (1,802)          (4,886)
     Inventories..................................          (224)            1,145             (2,721)           2,341
     Accounts payable and accrued
        expenses..................................        (1,168)            1,846               (614)           4,653
     Other, net...................................           500               461             (2,374)            (427)
                                                    ------------      ------------       -------------    -------------
Net cash provided by operating
     activities...................................         7,975            11,741              8,581           14,101
Cash used in investing activities:
Purchases of property, plant, and equipment.......        (2,162)           (1,592)            (4,789)          (3,399)
Sale of property, plant & equipment...............             -                 -              2,213                -
Sale (purchase) of marketable securities, net.....        10,403           (11,944)             8,806          (11,944)
                                                    ------------      -------------      ------------     -------------
Net cash provided by (used in) investing
     activities...................................         8,241           (13,536)             6,230          (15,343)

Cash provided by (used in) financing activities:
     Proceeds from long-term debt.................             3                 -                  -                -
     Payments of long-term debt...................             -              (124)            (1,441)          (1,728)
     Proceeds from exercise of stock options
        and warrants..............................           317               583                952            1,271
                                                    ------------      -------------      ------------     -------------
Net cash provided by (used in) financing
     activities...................................           320               459               (489)            (457)
Effect of exchange rate changes on cash ..........           229              (935)               207           (1,002)
                                                    ------------      -------------      ------------     -------------
Increase/(decrease) in cash and cash
     equivalents..................................        16,765            (2,271)            14,529           (2,701)
Cash and cash equivalents at beginning
     of period....................................        25,514            34,097             27,750           34,527
                                                    ------------      ------------       ------------     ------------
Cash and cash equivalents at end of
     period.......................................  $     42,279      $     31,826       $     42,279     $     31,826
                                                    ============      ============       ============     ============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 28, 2003


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period ended June 28, 2003, are not necessarily indicative of the results that may be expected for the year ending January 3, 2004. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 28, 2002.


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

Revenues from no single customer amounted to 10% or more of the Company's total revenues for the quarter ended June 28, 2003.

Information concerning the operations in these geographic segments for the periods ended June 28, 2003 and June 29, 2002, is as follows (in thousands):

                                               Three Months      Three months            Six Months        Six Months
                                                   Ended              Ended                Ended             Ended
                                               June 28, 2003     June 29, 2002          June 28, 2003     June 29, 2002
REVENUES

The Americas                                       36,190            39,880                70,886            74,213
Europe                                             15,058            12,338                28,399            24,587
Asia-Pacific                                       21,542            21,682                43,467            40,229

Combined Total                                     72,790            73,900               142,752           139,029
Corporate
                                                        -                 -                     -                 -
Reconciliation                                          -                 -                     -                 -
Consolidated Total                                 72,790            73,900               142,752           139,029

INTERSEGMENT REVENUES

The Americas                                       17,207            18,012                35,271            32,414
Europe                                             13,288            13,567                25,306            23,780
Asia-Pacific                                        5,196             4,031                10,508             7,092
Combined Total                                     35,691            35,609                71,085            63,286
Corporate                                               -                 -                     -                 -
Reconciliation                                    (35,691)          (35,609)              (71,085)          (63,286)
Consolidated Total                                      -                 -                     -                 -

INTEREST EXPENSE

The Americas                                          495               665                 1,008             1,322
Europe                                                  3                 4                     4                20
Asia-Pacific                                           16                58                    38               100
Combined Total                                        514               727                 1,050             1,442
Corporate                                               0                 0                     0                 0
Reconciliation                                          0                 0                     0                 0
Consolidated Total                                    514               727                 1,050             1,442

DEPRECIATION AND AMORTIZATION

The Americas                                        3,255             3,265                 6,494             6,560
Europe                                                475               605                 1,037             1,232
Asia-Pacific                                          562               432                 1,102               831
Combined Total                                      4,292             4,302                 8,634             8,623
Corporate                                             191               192                   383               384
Reconciliation                                          -                 -                     -                 -
Consolidated Total                                  4,483             4,494                 9,017             9,007

OTHER INCOME (EXPENSE)

The Americas                                          309               321                   394               310
Europe                                               (109)              (73)                  (24)              571
Asia-Pacific                                            9               (98)                  181              (131)
Combined Total                                        209               150                   551               750
Corporate                                               -                 -                     -                 -
Reconciliation                                          -                 -                     -                 -
Consolidated Total                                    209               150                   551               750

INCOME TAX EXPENSE(INCOME)

The Americas                                        1,401             1,425                 2,113               672
Europe                                                131               351                   127               965
Asia-Pacific                                          635               489                 1,739               283

Combined Total                                      2,167             2,265                 3,979             1,920
Corporate                                               -                 -                     -                 -
Reconciliation                                          -                 -                     -                 -
Consolidated Total                                  2,167             2,265                 3,979             1,920

NET INCOME(LOSS)

The Americas                                        2,327             1,606                 3,566             2,758
Europe                                               (328)              891                  (523)            2,362
Asia-Pacific                                        2,044             1,720                 4,416             2,421
Combined Total                                      4,043             4,217                 7,459             7,541
Corporate                                            (192)             (192)                 (384)           (4,128)
Reconciliation                                          -                 -                     -                 -
Consolidated Total                                  3,851             4,025                 7,075             3,413

REVENUES

Electronic                                         40,148            38,758                77,265            71,974
Automotive                                         24,265            26,127                48,889            50,265
Electrical                                          8,377             9,015                16,598            16,790
Consolidated Total                                 72,790            73,900               142,752           139,029

3.  INVENTORIES

The components of inventories are as follows (in thousands):

                                                    June 28,      December 28,
                                                     2003             2002
                                                   --------       -----------

                      Raw material                 $10,753          $10,084
                      Work in process               12,768           11,615
                      Finished goods                24,237           22,834
                                                   -------          -------
                        Total                      $47,758          $44,533
                                                   =======          =======


4.  PER SHARE DATA

Net income per share amounts for the three months and six months ended June 28, 2003 and June 29, 2002 are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):


                                                      Three months ended                          Six months ended
                                                   June 28,         June 29,                   June 28,      June 29,
                                                     2003             2002                       2003          2002
                                                     ----             ----                       ----          ----
Average shares outstanding                           21,789          21,915                      21,780       21,902


Net effect of dilutive stock options,
warrants and restricted shares
         - Basic                                          -               -                           -            -
                                                    -------         -------                     -------      -------
         - Diluted                                       67             147                          58          157
                                                    -------         -------                     -------      -------

Average shares outstanding
         - Basic                                     21,789          21,915                      21,780       21,902
                                                    =======         =======                     =======      =======
         - Diluted                                   21,856          22,062                      21,838       22,059
                                                    =======         =======                     =======      =======

Net income                                          $ 3,851         $ 4,025                     $ 7,075      $ 3,413
                                                    =======         =======                     =======      =======

Net income per share
         - Basic                                    $  0.18         $  0.18                     $  0.32      $  0.16
                                                    =======         =======                     =======      =======
         - Diluted                                  $  0.18         $  0.18                     $  0.32      $  0.15
                                                    =======         =======                     =======      =======


Options to purchase 1,602,995 shares of common stock at exercise prices ranging from $19.52 to $24.26 and options to purchase 1,073,330 shares of common stock at exercise prices ranging from $25.25 to $35.50 were outstanding at June 28, 2003 and June 29, 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


5.  DERIVATIVES AND HEDGING

On June 11, 2002, the Company entered into cross currency rate swaps, with a notional amount of $11.6 million, as a cash flow hedge of the variability of Yen cash flows attributable to the exchange rate risk on forecasted intercompany sales of inventory to a Japanese subsidiary. The cross currency rate swaps convert a portion of the Company's US Dollar fixed rate debt to fixed rate Japanese Yen debt. The swap agreements were accounted for as a cash flow hedge and reported at fair value. The notional amount outstanding at June 28, 2003 was $8.3 million and the fair value of the outstanding cross currency rate swap agreements was recognized as a $0.2 million liability and as a charge to comprehensive loss in the Consolidated Balance Sheet at June 28, 2003.

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


6.  COMPREHENSIVE INCOME

Total comprehensive income for the three months ended June 28, 2003, and June 29, 2002, was approximately $5.8 million and $6.4 million, respectively, and the six months ended June 28, 2003 and June 29, 2002 was $9.3 million and $5.3 million, respectively. The adjustment for comprehensive income consists of deferred gains and losses from foreign currency translation adjustments and qualified cash flow hedges and unrealized gains and losses on available-for-sales securities.


7.  STOCK-BASED COMPENSATION

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

(In thousands, except per share amounts)                               2003 Q2       2002 Q2
Net income as reported                                                 $ 7,075       $ 3,413
Stock option compensation expense, net of tax                             (282)         (268)
Pro forma net income                                                   $ 6,793       $ 3,145
Basic net income per share
As reported                                                            $  0.32       $  0.16
Pro forma                                                              $  0.31       $  0.14

Diluted net income per share
As reported                                                            $  0.32       $  0.15
Pro forma                                                              $  0.31       $  0.14

Risk-free interest rate                                                   4.31%         4.84%
Expected dividend yield                                                      0%            0%
Expected stock price volatility                                           44.8%         39.6%
Expected life of options                                               8 years       8 years

These pro forma amounts may not be representative of future disclosures because the estimated fair value of the options is amortized to expense over the vesting period and additional options may be granted in the future.


8.  SUBSEQUENT EVENT

On July 8, 2003, the Company announced the acquisition of Teccor Electronics, Inc., a subsidiary of Invensys plc for $44 million in cash plus a future payment of $5 million contingent on sales of Teccor products reaching $107 million for calendar year 2005. Teccor manufactures semiconductor products for the telecommunications and industrial market segments. Product lines include transient voltage suppressor devices and power switching devices. The addition of Teccor's transient voltage suppression products expands the Company's line of overvoltage products and strengthens its position in the telecom and industrial market segments.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Second Quarter, 2003

Sales decreased $1.1 million or 2% to $72.8 million in the second quarter of 2003, compared to $73.9 million in the second quarter of 2002. On a geographic basis, sales in the Americas decreased 9% in the second quarter of 2003, compared to the second quarter of last year due to weaker automotive and electrical markets. Europe sales increased 22% reflecting favorable currency effects due to a stronger Euro and sales of overvoltage products acquired as part of the Semitron acquisition in July 2002. On a constant currency basis and excluding the Semitron acquisition, Europe sales decreased 13% in the second quarter of 2003, compared to the second quarter of last year. Asia sales decreased 1% compared to the prior year second quarter.

Electronic sales increased $1.0 million or 3% to $39.8 million in the second quarter of 2003 compared to $38.8 million in the same quarter of last year. The sales increase was primarily driven by favorable currency impact from a weaker dollar and sales of overvoltage circuit protection products acquired as part of the Semitron acquisition. On a constant currency basis and excluding the Semitron acquisition, electronic sales decreased 7% for the second quarter of 2003, compared to the same quarter last year.

Automotive sales decreased $1.5 million or 6% to $24.6 million in the second quarter of 2003 from $26.1 million in the same quarter last year. The decrease in automotive sales was primarily due to lower levels of vehicle builds and increased pricing pressure.

Electrical fuse sales decreased $0.6 million or 7% to $8.4 million in the second quarter of 2003 compared to $9.0 million in the same quarter last year. The electrical fuse market continues to show weakness due to low levels of factory utilization and non-residential construction.

Gross margin was $23.9 million or 32.8% of sales for the second quarter of 2003, compared to $24.3 million or 32.9% in the same quarter last year. The decrease in gross margin is mainly attributable to lower average sell prices and unfavorable product mix offset by manufacturing cost reductions.

Total operating expense was $17.6 million or 24.1% of sales for the second quarter of 2003 and was comparable to $17.4 million or 23.6% of sales for the same quarter in the prior year.

Operating income was $6.3 million or 8.7% of sales for the second quarter of 2003 compared to $6.9 million or 9.3% of sales for the same quarter of last year.

Interest expense was $0.5 million in the second quarter of this year compared to $0.7 million in the second quarter of last year due to lower average debt levels. Other income was $0.2 million for the second quarter of 2003 and the second quarter of the prior year.

Income before income taxes was $6.0 million for the second quarter 2003 compared to $6.3 million for the second quarter of 2002. Income taxes were $2.2 million with an effective tax rate of 36% for the second quarter of 2003 compared to $2.3 million with an effective tax rate of 36% in the second quarter of last year.

Net income for the second quarter 2003 was $3.9 million or $0.18 per diluted share compared to $4.0 million or $0.18 per diluted share for the same quarter of last year.

Six Months, 2003

Sales for the first six months of 2003 increased 3% to $142.8 million from $139.0 million for the first six months last year. On a geographic basis, sales in the Americas decreased 4% in the first half of 2003 compared to the prior year. Europe sales increased 16% and Asia sales increased 8% compared to the prior year.

Six month electronic sales increased 7% to $76.9 million compared to $72.0 million last year primarily reflecting favorable currency effects and the acquisition of Semitron. On a constant currency basis and excluding the Semitron acquisition, six month electronic sales decreased 3%, compared to the prior year. Automotive sales decreased 2% to $49.3 million compared to $50.2 million last year. Electrical sales decreased 1% to $16.6 million from $16.8 million last year.

Gross margin was $47.0 million or 32.9% of sales for the first six months of 2003 compared to $44.3 million or 31.9% of sales for the first six months of last year. Improvement in gross margin for the first six months as compared to the prior year is primarily due to continued efforts by the Company to reduce manufacturing costs through reduction in material costs and the movement of select production lines to facilities in Mexico and Asia.

Total operating expense was $35.4 million or 24.8% of sales for the first six months of 2003 compared to $38.3 million or 27.6% last year. Total operating expense for the first half of 2002 included $3.7 million of restructuring charges related to the worldwide manufacturing rationalization program. Excluding the restructuring expense, total operating expenses were $34.5 million or 24.8% of sales in the prior year period.

Operating income for the first six months of 2003 was $11.6 million compared to $6.0 million for the prior year. The improvement in operating income was due primarily to improved gross margins and $3.7 million of restructuring expense in the first half of 2002.

Interest expense was $1.1 million for the first half 2003 compared to $1.4 million last year. Other income was $0.6 million for the first six months of 2003 compared to $0.8 million for the same period last year.

Income before taxes was $11.1 million for the first half of 2003 compared to $5.3 million the first half of last year. Income taxes were $4.0 million the first six months 2003 compared to $1.9 million last year.

Net income for the first six months of 2003 increased to $7.1 million from $3.4 million for the same period last year. Earnings per share for the first six months of 2003 increased to $0.32 per diluted share compared to $0.15 per diluted share last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 2003 year with $27.8 million of cash. Net cash provided by operations was $8.6 million for the first six months. Cash used in investing activities included $4.8 million in purchases of property, plant and equipment offset by $8.8 million in sales of marketable securities, and $2.2 million from the sale of assets. Cash used in financing activities included net payments of long-term debt of $1.4 million offset by warrant and stock option exercises of $1.0 million. The effects of exchange rate changes increased cash by $0.2 million. The net cash provided by operations, less investing and financing activities plus the effects of exchange rate changes, resulted in a $14.5 million net increase in cash. This left the Company with a cash balance of $42.3 million at June 28, 2003.

The ratio of current assets to current liabilities was 2.6 to 1 at the end of the second quarter 2003 compared to 2.3 to 1 at second quarter 2002. The days sales in receivables was 55 days at the end of the second quarter 2003, compared to 58 days at the end of the second quarter 2002, and 54 days at year-end 2002. The days inventory outstanding was approximately 88 days at the end of the second quarter 2003 compared to 82 days at end of the second quarter 2002 and 88 days at year-end 2002.

The Company's net capital expenditures were $2.2 million for the second quarter 2003. The Company expects that net capital expenditures, consisting primarily of new machinery, equipment, plant expansion in the Philippines and China and capital spending related to the Teccor acquisition, will be approximately $20- $21 million for the full year 2003.

Total debt at the end of the second quarter 2003 totaled $37.8 million and consisted of the following: (1) 6.16% private placement notes totaling $30.0 million, (2) foreign revolver borrowings totaling $7.5 million and (3) notes payable relating to mortgages totaling $0.3 million. Of this indebtedness, $17.6 million is considered to be current liabilities. The Company has a $55.0 million revolver in the U.S., all of which was available at June 28, 2003. The bank revolver loan notes carry an interest rate of prime or LIBOR plus 0.375%. The Company also has an $8.0 million letter of credit facility, of which approximately $1.9 million was being used at June 28, 2003.


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

The Company had long-term debt outstanding at June 28, 2003, in the form of senior notes and foreign lines of credit at variable interest rates. Since 79% of the debt has fixed interest rates, the Company's interest expense is not materially sensitive to changes in interest rate levels.

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

The Company has entered into cross currency rate swaps with a notional amount of $11.6 million. The cross currency swaps convert $11.6 million of the Company's fixed rate 6.16% U.S. Dollar debt to fixed rate 3.13% Japanese Yen debt. The fair value of the rate swap agreements outstanding at June 28, 2003, which had a notional amount of $8.3 million, was recognized as a $0.2 million liability, and is reported in consolidated shareholders' equity as a component of other comprehensive income.

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


PART II - OTHER INFORMATION

Item 4:           Submission of Matters to a Vote of Security Holders

                  The annual meeting of stockholders of Littelfuse, Inc. was held on May 2, 2003. The following matters were voted upon at this annual meeting and the results of such votes are provided below:

                  1. Election of five nominees to the Board of Directors to serve terms of one year or until their successors are elected:

                  (i)                   Howard B. Witt

                                        Withhold                                        Broker
                  For  15,479,388       Authority  2,515,387      Abstentions ___       Nonvotes ___

                  (ii)                  John Driscoll

                                        Withhold                                        Broker
                  For 17,615,308        Authority 379,467         Abstentions ___       Nonvotes ___

                  (iii)                 Anthony Grillo

                                        Withhold                                        Broker
                  For 17,222,969        Authority 771,806         Abstentions ___       Nonvotes ___

                  (iv)                  Bruce A. Karsh

                                        Withhold                                        Broker
                  For 17,617,361        Authority 377,414         Abstentions ___       Nonvotes ___

                  (v)                   John E. Major

                                        Withhold                                        Broker
                  For 17,197,144        Authority 797,631         Abstentions ___       Nonvotes ___

                  (vi)                  Gordon Hunter

                                        Withhold                                        Broker
                  For 17,616,778        Authority 377,997         Abstentions ___       Nonvotes    ___

                  (vii)                 Ronald L. Schubel

                                        Withhold                                        Broker
                  For 17,222,969        Authority 771,806         Abstentions ___       Nonvotes    ___


                  2. Approval and ratification of the Directors' appointment of Ernst & Young, LLP as the Company's independent auditors for the year ending January 3, 2004

                                                                                         Broker
                  For 16,412,843        Against  1,544,737        Abstentions  37,195    Nonvotes ___
                      ----------                 ---------                     ------

PART II - OTHER INFORMATION

Item 6:           Exhibits and Reports on Form 8-K

                  (a)       Exhibit                  Description

                               31.1 Certification of Howard B. Witt, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                               31.2 Certification of Philip Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                               32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350



                  (b) Reports on Form 8-K filed during the quarter ended June 28, 2003

                            A Current Report on Form 8-K (Items 7 and 9 pursuant to Item 12) filed on April 24, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LITTELFUSE, INC.


Date:  August 12, 2003                      By  /s/ Philip G. Franklin
                                                --------------------------------
                                                Philip G. Franklin
                                                Vice President, Treasurer, and
                                                Chief Financial Officer (As duly
                                                authorized officer and as the
                                                principal financial and
                                                accounting officer)