Form 10-Q
period 2003-09-27
LITTELFUSE INC /DE
filed 2003-11-12
CIK 889331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
        PERIOD ENDED September 27, 2003  OR

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

         As of September 27, 2003, 21,868,647 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income for the periods ended
         September 27, 2003 and September 28, 2002 (unaudited)..............................      1

         Condensed Consolidated Balance Sheets as of September 27, 2003
         (unaudited) and December 28, 2002..................................................      2

         Condensed Consolidated Statements of Cash Flows for the periods ended
         September 27, 2003 and September 28, 2002 (unaudited)..............................      3

         Notes to the Condensed Consolidated Financial Statements (unaudited)...............      4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................................     12

Item 3.   Qualitative and Quantitative Disclosures about Market Risk .......................     16

Item 4.   Controls and Procedures...........................................................     17

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................................     18

                                LITTELFUSE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data, unaudited)

                                                          Three Months Ended          Nine Months Ended
                                                      SEPT 27,       Sept 28,      SEPT 27,       Sept 28,
                                                        2003           2002          2003           2002
                                                    ------------   ------------   ----------     ----------
Net sales.........................................  $     94,696   $     74,965   $  237,447     $  213,994
Cost of sales.....................................        66,910         51,574      162,709        146,301
                                                    ------------   ------------   ----------     ----------
Gross profit......................................        27,786         23,391       74,738         67,693
Selling, general and administrative
    expenses......................................        18,228         15,243       49,449         45,226
Research and development expenses.................         2,297          2,122        6,092          6,288
Amortization of intangibles.......................           192            191          575            575
Restructuring expense.............................             -              -            -          3,744
                                                    ------------   ------------   ----------     ----------
Operating income..................................         7,069          5,835       18,622         11,860
Interest expense..................................           544            729        1,594          2,171
Other (income) expense............................           160           (623)        (391)        (1,373)
                                                    ------------   ------------   ----------     ----------
Income before income taxes........................         6,365          5,729       17,419         11,062

Income taxes......................................         2,292          2,062        6,271          3,982
                                                    ------------   ------------   ----------     ----------
Net income........................................  $      4,073   $      3,667   $   11,148     $    7,080
                                                    ============   ============   ==========     ==========
Net income per share:
    Basic.........................................  $       0.19   $       0.17    $    0.51     $     0.32
                                                    ============   ============   ==========     ==========
    Diluted.......................................  $       0.19   $       0.17    $    0.51     $     0.32
                                                    ============   ============   ==========     ==========

Weighted average shares and equivalent shares outstanding:

    Basic.........................................        21,823         21,926       21,794         21,896
                                                    ============   ============   ==========     ==========
    Diluted.......................................        21,955         22,015       21,862         22,034
                                                    ============   ============   ==========     ==========

                                LITTELFUSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)

                                                                  SEPT 27, 2003   December 28, 2002
                                                                  -------------   -----------------
ASSETS:
Cash and cash equivalents......................................   $      10,738      $    27,750
Short-term investments.........................................               -            8,806
Receivables....................................................          57,630           40,810
Inventories....................................................          55,980           44,533
Other current assets...........................................          26,533           15,146
                                                                  -------------      -----------

Total current assets...........................................         150,881          137,045

Property, plant, and equipment, net............................         103,256           81,122
Reorganization value, net......................................          27,665           27,665
Other intangible assets, net...................................          27,736           28,291
Other assets...................................................           5,760            3,355
                                                                  -------------      -----------
                                                                  $     315,298      $   277,478
                                                                  =============      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities excluding current portion
    of long-term debt..........................................   $      58,390      $    41,308
Current portion of long-term debt..............................          18,128           18,994
                                                                  -------------      -----------
Total current liabilities......................................          76,518           60,302
Long-term debt.................................................          23,589           20,252
Deferred liabilities...........................................           1,503            1,713
Accrued post-retirement benefits...............................          11,234            9,027
Other long-term liabilities....................................             278              473
Shareholders' equity...........................................         202,176          185,711
                                                                  -------------      -----------
    Shares issued and outstanding
    at Sept 27, 2003: 21,868,647...............................   $     315,298      $   277,478
                                                                  =============      ===========

                                LITTELFUSE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                             Three Months Ended         Nine Months Ended
                                                         SEPT 27,      Sept 28,      SEPT 27,      Sept 28
                                                          2003          2002           2003           2002
                                                        ----------    ----------    ----------    ----------
Operating activities:

Net income ..........................................   $    4,073    $    3,667    $   11,148    $    7,080
Adjustments to reconcile net income to net
    cash provided by operating activities:

    Depreciation ....................................        5,223         4,610        13,857        13,233
    Amortization ....................................          192           191           575           575
Changes in operating assets and liabilities:
     Accounts receivable ............................       (2,806)       (2,067)       (4,608)       (6,953)
     Inventories ....................................        4,309         2,678         1,588         5,019
     Accounts payable and accrued
       expenses .....................................        6,428           828         5,814         5,481
     Other, net .....................................        1,125         1,018        (1,431)          592
                                                        ----------    ----------    ----------    ----------
Net cash provided by operating
     activities .....................................       18,544        10,925        26,943        25,027

Cash provided by (used in) investing activities:
Purchases of property, plant, and equipment, net ....       (9,136)       (1,786)      (11,712)       (5,185)
Acquisitions, net of cash acquired ..................      (44,496)       (3,087)      (44,496)      (15,031)
Sale (purchase) of short term investments ...........            -        (8,194)        8,806        (8,194)
                                                        ----------    ----------    ----------    ----------
Net cash used in investing activities ...............      (53,632)      (13,067)      (47,402)      (28,410)

Cash provided by (used in) financing activities:

     Proceeds from long-term debt ...................       30,500             -        30,500             -
     Payments of long-term debt .....................      (28,550)      (10,138)      (29,991)      (11,866)
     Proceeds (purchases) from exercise of stock
      options and warrants, net .....................          282        (1,050)          982           221
                                                        ----------    ----------    ----------    ----------
Net cash provided by (used in) financing
     activities .....................................        2,232       (11,188)        1,491       (11,645)
Effect of exchange rate changes on cash
increase (decrease) .................................        1,315          (438)        1,956        (1,440)
                                                        ----------    ----------    ----------    ----------
Decrease in cash and cash
     equivalents ....................................      (31,541)      (13,768)      (17,012)      (16,468)
Cash and cash equivalents at beginning
     of period ......................................       42,279        31,826        27,750        34,526
                                                        ----------    ----------    ----------    ----------
Cash and cash equivalents at end of
     period .........................................   $   10,738    $   18,058    $   10,738    $   18,058
                                                        ==========    ==========    ==========    ==========

                                LITTELFUSE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the periods ended September 27, 2003, are not necessarily indicative of the results that may be expected for the year ending January 3, 2004. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 28, 2002.

2. BUSINESS SEGMENT INFORMATION

The Company designs, manufactures and sells circuit protection devices throughout the world. The Company has three reportable geographic segments: The Americas, Europe and Asia-Pacific. The circuit protection market in these geographical segments is categorized into three major product areas: electronic, automotive and electrical.

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

Information concerning the operations in these geographic segments for the periods ended September 27, 2003 and September 28, 2002, is as follows (in thousands):

                                  Three Months   Three Months     Nine Months     Nine Months
                                    Ended           Ended            Ended           Ended
                                 September 27,   September 28,    September 27,   September 28,
                                    2003             2002            2003             2002
-----------------------------------------------------------------------------------------------
REVENUES

The Americas                        46,406          40,047           117,291         114,260
Europe                              15,281          13,449            43,680          38,036
Asia-Pacific                        33,009          21,469            76,476          61,698
Combined Total                      94,696          74,965           237,447         213,994
Corporate                                -               -                 -               -

Reconciliation                           -               -                 -               -
Consolidated Total                  94,696          74,965           237,447         213,994

INTERSEGMENT REVENUES

The Americas                        17,845          14,499            53,116          46,914
Europe                              12,713          14,890            38,019          38,670
Asia-Pacific                         4,799           5,140            15,307          12,232
Combined Total                      35,357          34,529           106,442          97,816
Corporate                                -               -                 -               -
Reconciliation                     (35,357)        (34,529)         (106,442)        (97,816)
Consolidated Total                       -               -                 -               -

INTEREST EXPENSE

The Americas                           525             685             1,533           2,007
Europe                                   0               4                 4              24
Asia-Pacific                            19              40                57             140
Combined Total                         544             729             1,594           2,171
Corporate                                0               0                 0               0
Reconciliation                           0               0                 0               0
Consolidated Total                     544             729             1,594           2,171

DEPRECIATION AND AMORTIZATION

The Americas                         4,232           3,285            10,725           9,845
Europe                                 436             807             1,473           2,039
Asia-Pacific                           555             518             1,657           1,349
Combined Total                       5,223           4,610            13,856          13,233
Corporate                              192             191               576             575
Reconciliation                           -               -                 -               -
Consolidated Total                   5,415           4,801            14,432          13,808

OTHER INCOME (LOSS)

The Americas                            73             240               467             550
Europe                                 138             271               114             842
Asia-Pacific                          (371)            112              (190)            (19)
Combined Total                        (160)            623               391           1,373
Corporate                                -               -                 -               -
Reconciliation                           -               -                 -               -
Consolidated Total                    (160)            623               391           1,373

INCOME TAX EXPENSE(INCOME)

The Americas                          1,069           1,003            3,182          1,675
Europe                                  314             664              441          1,629
Asia-Pacific                            909             395            2,648            678
Combined Total                        2,292           2,062            6,271          3,982
Corporate                                 -               -                -              -
Reconciliation                            -               -                -              -
Consolidated Total                    2,292           2,062            6,271          3,982

NET INCOME(LOSS)

The Americas                          1,440           2,292            5,006          5,050
Europe                                  248             301             (274)         2,663
Asia-Pacific                          2,576           1,265            6,992          3,686
Combined Total                        4,265           3,858           11,724         11,399
Corporate                              (192)           (191)            (576)        (4,319)
Reconciliation                            -               -                -              -
Consolidated Total                    4,073           3,667           11,148          7,080

REVENUES

Electronic                           62,461          40,864          139,354        112,838
Automotive                           23,100          24,581           72,360         74,846
Electrical                            9,135           9,520           25,733         26,310
Consolidated Total                   94,696          74,965          237,447        213,994

Revenues from no single customer of the Company amount to 10% or more for the quarter ended September 27, 2003.

3. INVENTORIES

The components of inventories are as follows (in thousands):

                   September 27,    December 28,
                      2003            2002
                   -------------    ------------
Raw material         $ 11,346        $ 10,084
Work in process        12,580          11,615
Finished goods         32,054          22,834
                     --------        --------
  Total              $ 55,980        $ 44,533
                     ========        ========

4.  LONG-TERM OBLIGATIONS

On August 26, 2003, the Company entered into a new $50.0 million, three-year revolving bank credit agreement to replace the expiring $55.0 million bank credit agreement. The new bank credit agreement is subject to a maximum indebtedness calculation and other financial covenants similar to the previous credit agreement. No revolver principal payments are required until the agreement matures on August 26, 2006. At September 27, 2003 the Company had available $38.0 million of borrowing capability under the revolver facility. The $12.0 million of outstanding bank revolver loan notes carry an interest rate of prime or LIBOR plus 1.25%.

5. PER SHARE DATA

Net income per share amounts for the three months and nine months ended September 27, 2003 and September 28, 2002 are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

                                               Three months ended              Nine months ended
                                          September 27,  September 28,   September 27,  September 28,
                                             2003             2002            2003           2002
                                          -------------  -------------   -------------  -------------
Average shares outstanding                   21,823           21,926          21,794          21,896

Net effect of dilutive stock options,
warrants and restricted shares

         - Diluted                              132               89              68             138
                                          ---------        ---------       ---------       ---------

Average shares outstanding
         - Basic                             21,823           21,926          21,794          21,896
                                          =========        =========       =========       =========
         - Diluted                           21,955           22,015          21,862          22,034
                                          =========        =========       =========       =========

Net income                                $   4,073        $   3,667       $  11,148       $   7,080
                                          =========        =========       =========       =========
Net income per share
       - Basic                            $    0.19        $    0.17       $    0.51       $    0.32
                                          =========        =========       =========       =========
       - Diluted                          $    0.19        $    0.17       $    0.51       $    0.32
                                          =========        =========       =========       =========

Options to purchase 1,214,920 shares of common stock at exercise prices ranging from $23.25 to $35.50 and options to purchase 1,248,745 shares of common stock at exercise prices ranging from $22.30 to $35.50 were outstanding at September 27, 2003 and September 28, 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, they would have no dilutive effect.

6. TECCOR ACQUISITION

On July 7, 2003, the Company completed the acquisition of all of the outstanding stock of Teccor Electronics, Inc., a subsidiary of Invensys plc ('Teccor') for $44.5 million in cash, plus a future payment of $5.0 million contingent on sales of Teccor products reaching $107.0 million for calendar year 2005.

Teccor manufactures semiconductor products for the telecommunications and industrial market segments, including transient voltage suppression devices and power switching devices. The addition of Teccor's transient voltage suppression products expands the Company's line of overvoltage products and strengthens its position in the telecom and industrial market segments.

The acquisition was accounted for using the purchase method under SFAS Statement 141 and the operations of Teccor are included in the Company's operations from the date of acquisition. The preliminary allocation of the purchase price resulted in no goodwill. The final purchase price allocation is subject to revision based upon receipt of the independent appraisal of the property, equipment and intangible assets acquired.

The acquisition was funded with cash on hand and borrowings under the Company's $50.0 million revolving credit facility.

Purchase price allocation, net of cash
   (in thousands)
   Current assets                           22,668
   Property, plant and equipment            23,022
   Other assets                              4,212
   Deferred tax assets                       9,370
   Current liabilities                      (8,926)
   Purchase accounting liabilities          (5,175)
   Other long-term liabilities                (675)
                                            ------
Total purchase price, net of cash           44,496

Purchase accounting liabilities are estimated to be $5,175,000 and are primarily for redundancy costs related to manufacturing operations and selling, general and administrative functions. Included in this amount is $675,000 to reflect the obligation of Teccor to remit to Invensys proceeds from the sale of land.

The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the acquisition had occurred on the first day of the respective periods.

(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                           Three Months Ended              Nine Months Ended
                                     September 27,   September 28,   September 27,  September 28,
                                         2003            2002            2003          2002
                                      (unaudited)     (unaudited)     (unaudited)   (unaudited)
                                     -------------   -------------   -------------  -------------
Net Revenues                          $   94,696      $   95,289      $273,833      $   266,452

Income from operations                     7,069           5,970        14,632            6,087

Net income                                 4,073           3,753         6,977            3,385

Diluted net income per share          $     0.19      $     0.17      $   0.32      $      0.15
                                      ----------      ----------      --------      -----------

The unaudited pro forma financial information above reflects the following pro forma adjustments:

    (a) Additional depreciation expense related to the estimated $9.5 million write-up to record fixed assets at fair value

    (b) Reduction of sales, general and administrative expense adjustments based on forward-looking estimates to eliminate Invensys expense allocations that are not expected to be incurred after the acquisition.

    (c) Adjustment for additional interest expense related to the $16,000,000 borrowing under the Company's line of credit to help fund the acquisition.

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what actual results would have been had the acquisition been completed as of the beginning of the respective periods, or of future results.

RESTRUCTURING CHARGES

In connection with the acquisition of Teccor Electronics and at the time of the acquisition, the Company recorded purchase accounting liabilities of $5.2 million primarily for redundancy costs related to manufacturing operations and selling, general and administrative functions. Included in this amount is $0.7 million to reflect the obligation of Teccor to remit proceeds from the sale of land acquired to the former owners. As of September 27, 2003, $0.5 million of restructuring payments related to employee severance have been paid leaving a balance of $4.7 million in purchase accounting liabilities at September 27, 2003. The remaining accrued liabilities are expected to be paid by the end of the 2004 fiscal year.

7. DERIVATIVES AND HEDGING

On June 11, 2002, the Company entered into cross currency rate swaps, with a notional amount of $11.6 million, as a cash flow hedge against the variability of Yen cash flows attributable to the exchange rate risk on forecasted intercompany sales of inventory to a Japanese subsidiary. The cross currency rate swaps convert a portion of the Company's US Dollar fixed rate debt to fixed rate Japanese Yen debt. The swap agreements were accounted for as a cash flow hedge and reported at fair value. The notional amount outstanding at September 27, 2003 was $7.5 million and the fair value of the outstanding cross currency rate swap agreements was recognized as a $0.8 million liability and as a charge to comprehensive loss in the Consolidated Balance Sheet at September 27, 2003.

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

8. COMPREHENSIVE INCOME

Total comprehensive income for the three months ended September 27, 2003, and September 28, 2002, was approximately $5.2 million and $3.5 million, respectively, and for the nine months ended September 27, 2003 and September 28, 2002 was $14.5 million and $8.8 million, respectively. The adjustment for comprehensive income consists of deferred gains and losses from foreign currency translation adjustments and qualified cash flow hedges and unrealized gains and losses on available-for-sale securities.

9. STOCK-BASED COMPENSATION

The following table discloses our pro forma net income and diluted net income per share had the valuation methods under SFAS 123 been used for our stock option grants. The table also discloses the weighted average assumptions used in estimating the fair value using the Black-Scholes option pricing model.

(In thousands, except per share amounts)           2003 Q3    2002 Q3
Net income as reported                             $ 4,073   $  3,667
Stock option compensation expense, net of tax         (302)      (258)
Pro forma net income                               $ 3,771   $  3,409
Basic net income per share
As reported                                        $  0.19   $   0.17
Pro forma                                          $  0.17   $   0.16
Diluted net income per share
As reported                                        $  0.19   $   0.17
Pro forma                                          $  0.17   $   0.15

Risk-free interest rate                               3.10%      3.69%
Expected dividend yield                                  0%         0%
Expected stock price volatility                       50.2%      39.2%
Expected life of options                           8 years    8 years

These pro forma amounts may not be representative of future disclosures because the estimated fair value of the options is amortized to expense over the vesting period and additional options may be granted in the future.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 is an interpretation of Accounting Research Bulletin (ARB) No. 51 "Consolidated Financial Statements" (ARB 51). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate these variable interest entities. In October 2003, the FASB delayed implementation of FIN 46 until our fourth quarter of 2003 to allow the FASB to address certain implementation issues. Pending any material change in guidance from the FASB, the Company does not believe that FIN 46 will have a material impact on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                LITTELFUSE, INC.
                          Sales by Market and Geography
                              (Dollars in millions)

                                 THIRD QUARTER                       YEAR-TO-DATE
                        --------------------------------   --------------------------------
                          2003       2002       % CHANGE     2003        2002      % CHANGE
                        --------    --------    --------   --------   ----------   --------
MARKET
Electronics             $   42.6    $   40.9       4%      $  119.5   $    112.8      6%
Automotive                  23.1        24.6      -6%          72.4         74.9     -3%
Electrical                   9.1         9.5      -4%          25.7         26.3     -2%
                        --------    --------      --       --------   ----------     --
         Subtotal           74.8        75.0       0%         217.6        214.0      2%
Teccor                      19.9                               19.9
                        --------    --------      --       --------   ----------     --
         TOTAL          $   94.7    $   75.0      26%      $  237.5   $    214.0     11%
                        ========    ========      ==       ========   ==========     ==

                          THIRD QUARTER                     YEAR-TO-DATE
                  ------------------------------   ------------------------------
                    2003       2002     % CHANGE     2003      2002      % CHANGE
                  --------   --------   --------   -------   ---------   --------
GEOGRAPHY
Americas          $   46.4   $   40.1     16%      $ 117.3   $   114.3      3%
Europe                15.3       12.9     19%         43.7        37.5     17%
Asia Pacific          33.0       22.0     50%         76.5        62.2     23%
                  --------   --------     --       -------   ---------     --
         TOTAL    $   94.7   $   75.0     26%      $ 237.5   $   214.0     11%
                  ========   ========     ==       =======   =========     ==

Results of Operations
Third Quarter, 2003

On July 7, 2003, the Company completed the acquisition of all of the outstanding stock of Teccor Electronics, Inc., a subsidiary of Invensys plc (`Teccor') for $44.5 million in cash, plus a future payment of $5.0 million contingent on sales of Teccor products reaching $107.0 million for calendar year 2005.

Teccor manufactures semiconductor products for the telecommunications and industrial market segments, including transient voltage suppression devices and power switching devices. The addition of Teccor's transient voltage suppression products expands the Company's line of overvoltage products and strengthens its position in the telecom and industrial market segments.

Sales for the third quarter 2003 increased 26% or $19.7 million to $94.7 million, compared to $75.0 million in the third quarter of 2002. The increase was driven by sales of $19.9 million from Teccor , which was acquired in July of 2003. Excluding Teccor, sales for the third quarter 2003 were flat at $74.8 million compared to the third quarter of 2002.

On a geographic basis, sales in the Americas increased $6.4 million or 16% in the third quarter of 2003, as Teccor added $10.5 million for the quarter. Excluding Teccor, sales in the Americas declined $4.1 million or 10%, due to weaker automotive, electronic and electrical markets compared to last year. Europe sales increased $2.4 million or 19% in the third quarter of 2003, primarily due to favorable currency effects of $1.9 million. Asia sales increased $11.0 million or 50% compared to the prior year third quarter, due to $7.6 million of sales from Teccor and strengthening Asian demand.

Electronic sales increased $21.6 million or 53% to $62.5 million in the third quarter of 2003 from $40.9 million in the same quarter of last year. The increase in electronic sales was primarily driven by the addition of Teccor. Teccor contributed $19.9 million in sales for the quarter. Excluding Teccor, electronic sales increased $1.7 million or 4% to $42.6 million compared to $40.9 million in the prior year quarter. Electronic sales increased in the Asia region due to increased demand for consumer electronics, notebook computers and handheld products. The electronic markets in North America and Europe remain soft.

Automotive sales decreased $1.5 million or 6% to $23.1 million in the third quarter of 2003 compared to $24.6 million in the same quarter last year. Automotive sales decreased in both North America and Europe primarily due to lower vehicle builds and continued pricing pressure.

Electrical fuse sales decreased $0.4 million or 4% to $9.1 million in the third quarter 2003 from $9.5 million in the same quarter last year. The electrical fuse market continues to show weakness due to low levels of non-residential construction and factory utilization.

Gross margin was $27.8 million or 29.3% of sales for the third quarter of 2003 compared to $23.4 million or 31.2% in the same quarter last year. The decrease in gross margin as a percent of sales was primarily due to the addition of Teccor at a lower gross margin. Teccor had a 5.8 percentage point negative impact on gross margin for the quarter, due in part to a $1.7 million pre-tax charge for accounting policy changes related to inventory valuation and expensing of certain short-lived assets which had previously been capitalized. Gross margins in the base business improved due to cost reduction initiatives, improved volume, favorable product mix and favorable currency effects.

Total operating expenses were $20.7 million or 21.9% of sales for the third quarter of 2003 compared to $17.6 million or 23.4% of sales for the same quarter last year. The reduction in operating expenses as a percent of sales was due primarily to the addition of Teccor which has a lower operating expense ratio.

Operating income increased to $7.1 million or 7.5% of sales in the third quarter of 2003 compared to $5.8 million or 7.8% in the prior year. Operating income increased primarily due to the higher gross margin in the base business. Teccor had a $1.7 million negative impact on operating income for the quarter due entirely to the $1.7 million charge for accounting policy changes.

Interest expense was $0.5 million in the third quarter of this year compared to $0.7 million in the third quarter of last year due to a lower average interest rate. Other expense was $0.2 million for the third quarter of 2003 compared to other income of $0.6 million in the third quarter of the prior year, primarily due to gains on asset sales in the third quarter of 2002.

Income before income taxes was $6.4 million for the third quarter 2003 compared to $5.7 million for the third quarter of 2002. Income taxes were $2.3 million with an effective tax rate of 36% for the third quarter of 2003 compared to $2.1 million with an effective tax rate of 36% in the third quarter of last year.

Net income increased to $4.1 million in the third quarter this year compared to $3.7 million in the third quarter of last year and diluted earnings per share increased to $0.19 in the third quarter this year compared to $0.17 per diluted share in the same quarter last year.

Nine Months, 2003

Sales for the first nine months increased $23.5 million or 11% to $237.5 million from $214.0 million last year. Excluding $19.9 million of sales related to the Teccor acquisition, sales for the first nine months increased $3.6 million or 2% to $217.6 million. On a geographic basis, sales in the Americas increased $3.0 million or 3% to $117.3 million for the first nine months of 2003, compared to $114.3 million in the prior year, primarily due to the acquisition of Teccor. Excluding $10.5 million from Teccor, sales in the Americas decreased $7.5 million or 7% to $106.8 million for the first nine months, compared to the prior year period due to lower sales in all three of our markets: electronic, automotive and electrical. Europe sales increased $6.2 million or 17% to $43.7 million, compared to $37.5 million in the prior year. Excluding currency effects of $6.9 million and Teccor sales of $1.8 million, Europe sales decreased $2.6 million or 7% to $34.9 million reflecting weakness in the European electronic and automotive markets. Asia sales increased $14.3 million or 23% compared to the prior year due to the addition of Teccor, improving electronic demand and favorable currency effects. Excluding $7.6 million from Teccor and $1.8 million of favorable currency effects, Asia sales increased $4.9 million or 8% compared to the prior year period due to strong demand for consumer electronics, notebook computers and handheld products.

Electronic sales for the first nine months of 2003 were up $27.5 million or 24% at $140.3 million compared to $112.8 million last year. Excluding $19.9 million from Teccor, electronic sales increased $7.6 million or 7% to $120.4 million, compared to the first nine months of 2002.

Automotive sales for the first nine months of 2003 were down 3% at $72.4 million compared to $74.9 million last year primarily due to lower vehicle builds and continued pricing pressure.

Electrical fuse sales for the first nine months of 2003 were down 2% at $25.7 million from $26.3 million last year due to continued weakness in the electrical fuse market.

Gross margin was $74.7 million or 31.5% for the first nine months of 2002 compared to $67.7 million or 31.6% for the first nine months of last year. The decline in gross margin as a percent to sales was due primarily to a lower Teccor gross margin that offset the benefits of cost reduction activities, improved volume, favorable product mix and favorable currency effects.

Total operating expenses were 23.6% of sales for the first nine months of 2003 compared to 24.3% last year. Operating income for the first nine months of 2003 increased to $18.6 million or 7.8% of sales compared to $11.9 million or 5.5% of sales for the prior year. Interest expense was $1.6 million for the first nine months of 2003 compared to $2.2 million last year reflecting a lower average interest rate. Other income was $0.4 million for the first nine months of 2003 compared to $1.4 million for the same period last year, due primarily to gains on asset sales in the 2002 period. Income before taxes was $17.4 million for the first nine months of 2003 compared to $11.1 million the first nine months of last year. Income taxes were $6.3 million the first nine months 2003 compared to $4.0 million last year.

Net income for the first nine months of 2003 increased to $11.1 million from $7.1 million for the same period last year. Diluted earnings per share for the first nine months of 2003 were $0.51 per diluted share compared to $0.32 per diluted share last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 2003 year with $27.8 million of cash. Net cash provided by operations was $26.9 million for the first nine months. Net cash used in investing activities included $11.7 million in purchases of property, plant and equipment and $44.5 million, net of cash, for the purchase of Teccor, partially offset by $8.8 million in sales of marketable securities. In addition, net cash provided by financing activities included net proceeds from long-term debt of $0.5 million and net proceeds from stock option exercises of $1.0 million. The effects of exchange rate changes increased cash by $2.0 million. The net cash provided by operations and financing activities, less investing activities plus the effects of exchange rate changes, resulted in a $17.0 million net decrease in cash. This left the Company with a cash balance of $10.8 million at September 27, 2003.

The ratio of current assets to current liabilities was 2.0 to 1 at the end of the third quarter 2003 compared to 1.9 to 1 at the end of the third quarter 2002. The days sales in receivables was approximately 56 days at the end of the third quarter 2003, compared to 61 days at third quarter end 2002 and 54 days at year-end 2002. The days inventory outstanding was approximately 76 days at third quarter end 2003, compared to 78 days at third quarter end 2002 and 88 days at year-end 2002.

The Company's net capital expenditures were $9.1 million for the third quarter 2002, and $11.7 for the first nine months of 2003. The Company expects that net capital expenditures, consisting primarily of new machinery and equipment, plant expansion in China and capital spending related to the Teccor acquisition will be approximately $20 million for the full year 2003.

Total debt at the end of the third quarter 2003 totaled $41.7 million and consisted of the following: (1) 6.16% private placement notes totaling $20.0 million, (2) U.S. LIBOR revolver borrowings totaling $12.0 million, (3) foreign revolver borrowings totaling $8.0 million, (4) notes payable relating to mortgages totaling $0.3 million and (5) other long-term debt, including capital leases, totaling $1.4 million. Of this indebtedness, $18.1 million is considered to be current liabilities. The Company has a $50.0 million revolver in the U.S., of which $38 million was available at September 27, 2003. The bank revolver loan notes carry an interest rate of prime or LIBOR plus 1.25%. The Company also had $2.2 million in letters of credit outstanding at September 27, 2003.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

The statements in this section and in the other sections of this report which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties, including, but not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development and patent protection, commercialization and technological difficulties, capacity and supply constraints or difficulties, exchange rate fluctuations, actual purchases under agreements, the effect of the Company's accounting policies, labor disputes, restructuring costs in excess of expectations, pension plan asset returns less than assumed, and other risks which may be detailed in the Company's Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 28, 2002.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign exchange rates, commodities and to a lesser extent, interest rates.

The Company had long-term debt outstanding at September 27, 2003 in the form of fixed rate private placement notes, a U. S. variable rate revolving line of credit and foreign lines of credit at variable interest rates. Approximately 48% of the Company's long-term debt is at fixed rates and primarily consists of bank loans and mortgages. The Company does not enter into derivative transactions (i.e., interest rate swaps) with respect to its long-term debt, as the current interest expense on this debt is not deemed material to operations.

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

The Company has entered into cross currency rate swaps with a notional amount of $11.6 million. The cross currency swaps convert $11.6 million of the Company's fixed rate 6.16% U.S. Dollar debt to fixed rate 3.13% Japanese Yen debt. The fair value of the rate swap agreements outstanding at September 27, 2003, which had a notional amount of $7.5 million, was recognized as a $0.8 million liability, and is reported in consolidated shareholders' equity as a component of other comprehensive income.

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

Item 4. Controls and Procedures

As of September 27, 2003, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Report. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

         (a)      Exhibit                      Description

                    4.1 Bank credit agreement among Littelfuse, Inc., as borrower, the lenders named therein and Bank of America N.A., as agent, dated as of August 26, 2003

                  10.1 Employment Agreement dated as of August 8, 2003 between Littelfuse, Inc. and Howard B. Witt

                  10.2 Change of Control Employment Agreement dated as of August 8, 2003 between Littelfuse, Inc. and Howard
                           B. Witt

                  31.1 Certification of Howard B. Witt, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certification of Philip Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350

         (b)      Reports on Form 8-K filed during the quarter ended September
                  27, 2003

                  A Current Report on Form 8-K (Items 7 and 9 pursuant to Item
                  12) filed on July 23, 2003

                  A Current Report on Form 8-K/A (Items 2 and 7) filed on September 22, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LITTELFUSE, INC.

Date: November 12, 2003             By  /s/ Philip G. Franklin
                                       --------------------------------
                                       Philip G. Franklin
                                       Vice President, Operations Support
                                       and Chief Financial Officer
                                       (As duly authorized officer
                                       and as the principal
                                       financial and accounting officer)