Form 10-K
period 2004-01-03
LITTELFUSE INC /DE
filed 2004-03-18
CIK 889331

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K
            [X]     Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
 (Mark One)        for the fiscal year ended January 3, 2004 or
            [ ]   Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      for the transition period from       to

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

         The aggregate market value of 21,359,097 shares of voting stock held by non-affiliates of the registrant was approximately $462,638,041 based on the last reported sale price of the registrant's Common Stock as reported on The Nasdaq Stock Market on June 27, 2003.

         As of March 12, 2004, the registrant had outstanding 22,059,993 shares of Common Stock.

         Portions of the following documents have been incorporated herein by reference to the extent indicated herein:

         Littelfuse, Inc. Proxy Statement dated March 26, 2004 (the "Proxy Statement") --Part III.
         Littelfuse, Inc. Annual Report to Stockholders for the year ended January 3, 2004 (the "Annual Report to Stockholders") -- Parts II and III.

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

         In the electronic market, the Company supplies leading manufacturers such as Alcatel, Celestica, Compal, Delta, Flextronics, Fuji, GE, HP, Huawei, Hughes, IBM, Intel, Jabil, Legend, LG, Matsushita, Motorola, Nokia, Palm, Quanta, Samsung, Sanmina-SCI, Sanyo, Selectron, Siemens, Sony and Toshiba. In the automotive market, the Company's customers include major automotive manufacturers in North American, Europe and Asia such as BMW, DaimlerChrysler, Ford Motor, General Motors, Honda Motor, Hyundia and Toyota. The Company also supplies wiring harness manufacturers and auto parts suppliers worldwide, including Alcoa Fujikawa, Auto Zone, Delphi, Lear, Pep Boys, Siemens VDO and Yazaki. The Company also competes in the electrical fuse market with representative customers such as Abbott, Carrier, Dow Chemical, DuPont, GE, General Motors, Heinz, International Paper, John Deere, Lithonia Lighting, Marconi, Merck, Otis Elevator, Poland Springs, Procter & Gamble, Rockwell and 3M. See "Business Environment: Circuit Protection Market."

         The Company manufactures many of its products on fully integrated manufacturing and assembly equipment. The Company maintains product quality through a rigorous quality assurance program with all sites certified under ISO 9001/TS16949 standards and its world headquarters certified under the ISO 9000:/TS16949 and ISO 14001 standards.

         The Company's products are sold worldwide through a direct sales force and manufacturers' representatives. For the year ended January 3, 2004, approximately 55.9% of the Company's net sales were to customers outside the United States (exports and foreign operations).

         References herein to "2001" or "fiscal 2001" refer to the fiscal year ended December 29, 2001. References herein to "2002" or "fiscal 2002" refer to the fiscal year ended December 28, 2002. References herein to "2003" or "fiscal 2003" refer to the fiscal year ended January 3, 2004.

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

BUSINESS ENVIRONMENT: CIRCUIT PROTECTION MARKET

         The Company serves customers in three major product areas of the circuit protection market: electronic, automotive and electrical. Net sales by product area for the periods indicated are as follows:

                                                Fiscal Year
                                               (in thousands)
                            -----------------------------------------------------
                              2003                  2002                   2001
                            --------              --------               --------
Electronic                  $206,523              $150,838               $146,342
Automotive                    98,327                98,235                 91,061
Electrical                    34,560                34,194                 34,746
                            --------              --------               --------
   Total                    $339,410              $283,267               $272,149
                            ========              ========               ========

ELECTRONIC PRODUCTS

Electronic circuit protection products are used to protect circuits in a multitude of electronic systems. The Company's product offering includes a complete line of overcurrent and overvoltage solutions including: (1) fuses and protectors (2) positive temperature coefficient (PTC) resettables (3) varistors
(4) electrostatic discharge (ESD) suppressors (5) discrete transient voltage suppression (TVS) diodes, TVS diode arrays and protection thyristors (6) gas discharge tubes (7) power switching components (8) fuseholders, blocks and other.

Electronic fuses and protectors are devices that contain an element which melts in an overcurrent condition. Electronic miniature and subminiature fuses are designed to provide circuit protection in the limited space requirements of electronic equipment. The Company's fuses are used in a wide variety of electronic products, including wireless telephones, consumer electronics, computers, modems and telecommunications equipment. The Company markets these products under the following trademarked and brand names: PICO(R) II and NANO2
(R) SMF.

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

Discrete diodes, diode arrays and protection thyristors are fast switching silicon semiconductor structures. Discrete diodes protect a wide variety of applications from overvoltage transients such as ESD, inductive load switching or lightning, while diode arrays are used primarily as ESD suppressors. Protection thyristors are commonly used to protect telecommunications circuits from overvoltage transients such as those resulting from lightning. Applications include telephones, modems, data transmission lines and alarm systems. The Company markets these products under the following trademarked brand names:
TECCOR(R), SIDACtor(R) and Battrax(R).

Gas discharge tubes are very low capacitance devices designed to suppress any transient voltage event that is greater than the breakover voltage of the device. These devices are primarily used in telecom interface and conversion equipment applications as protection from overvoltage transients such as lightning.

Power switching components are used to regulate energy to various type loads most commonly found in industrial and home equipment. These components are easily activated from simple control circuits or interfaced to computers for more complex load control. Typical applications include heating, cooling, battery chargers and lighting.

In addition to the above products, the Company is also a supplier of fuse holders (including OMNI-BLOK(R)), fuse blocks and fuse clips primarily to customers that purchase circuit protection devices from the Company.

AUTOMOTIVE PRODUCTS

Fuses are extensively used in automobiles, trucks, buses and off-road equipment to protect electrical circuits and the wires that supply electrical power to operate lights, heating, air conditioning, radios, windows and other controls. Currently, a typical automobile contains 30 to 100 fuses, depending upon the options installed. The fuse content per vehicle is expected to continue to grow as more electronic features are included in automobiles. The Company also supplies fuses for the protection of electric and hybrid vehicles.

The Company is a primary supplier of automotive fuses to United States, Asian and European automotive OEMs, automotive component parts manufacturers and automotive parts distributors. The Company also sells its fuses in the replacement parts market, with its products being sold through merchandisers, discount stores and service stations, as well as under private label by national firms. The Company invented and owns most of the U.S. patents related to the blade type fuse which is the standard and most commonly used fuse in the automotive industry. The Company's automotive fuse products are marketed under the following trademarked brand names: ATO(R), MINI(R), MAXI(TM), MIDI(R), MEGA(TM) and CablePro(TM).

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

The Company has licensed its patented MINI(R) and MAXI(TM) automotive fuse designs to Bussmann, a division of Cooper Industries. Bussmann is the Company's largest domestic competitor. Additionally, the Company has entered into a licensing agreement with Pacific Engineering Company, Ltd., a Japanese fuse manufacturer, which produces and distributes the Company's patented MINI(R) fuses to Asian automotive OEMs and wire harness manufacturers. See "Business -- Patents, Trademarks and Other Intellectual Property" and "Competition."

ELECTRICAL PRODUCTS

The Company entered the electrical fuse market in 1983 and manufactures and sells a broad range of low-voltage and medium-voltage circuit protection products to electrical distributors and their customers in the construction, original equipment manufacturers ("OEM") and industrial maintenance and repair operations ("MRO") markets.

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

PRODUCT DESIGN AND DEVELOPMENT

The Company employs scientific, engineering and other personnel to continually improve its existing product lines and to develop new products at its research and engineering facilities in Des Plaines, Illinois, Irving, Texas, Swindon, UK and Dundalk, Ireland. The Product Technology Department maintains a staff of engineers, chemists, material scientists and technicians whose primary responsibility is the design and development of new products.

Proposals for the development of new products are initiated primarily by sales and marketing personnel with input from customers. The entire product development process typically ranges from a couple of weeks to 18 months based on complexity of development with continuous efforts to reduce the development cycle. During fiscal years 2003, 2002 and 2001, the Company expended $8.7 million, $8.3 million and $8.9 million, respectively, on product design and development.

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

As of January 3, 2004, the Company owned 160 patents in North America, 30 patents in the European Economic Community and 15 patents in other foreign countries. The Company has also registered trademark protection for certain of its brand names and logos. The 160 North American patents are in the following product categories: 109 electronic, 29 automotive, 22 electrical fuse.

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

In addition, a second license covering the MINI(R) Fuse technology was granted to Pacific Engineering Company, Ltd., a Japanese manufacturer that produces and distributes the Company's patented automotive fuses to Asian-based automotive OEMs and wire harness manufacturers. The license provides the Company with royalties of 2.5% of the licensee's revenues from the sale of the licensed products, with an annual minimum of $100,000. This second license expires on April 6, 2006.

License royalties amounted to $409,000, $369,000 and $390,000 for fiscal 2003, 2002 and 2001, respectively.

MANUFACTURING

The Company performs the majority of its own fabrication and stamps some of the metal components used in its fuses, holders and switches from raw metal stock and makes its own contacts and springs. In addition, the Company fabricates silicon wafers for certain applications and performs its own plating (silver, nickel, zinc, tin and oxides). All thermoplastic molded component requirements used for such products as the ATO(R), MINI(R) and MAXI(TM) fuse product lines are met through the Company's in-house molding capabilities.

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

The principal raw materials for the Company's products include copper and copper alloys, heat resistant plastics, zinc, melamine, glass, silver, raw silicon, solder and various gases. The Company depends upon a sole source for several heat resistant plastics and zinc. The Company believes that suitable alternative heat resistant plastics and zinc are available from other sources at prices that would not have a material adverse effect on the Company. All of the other raw materials are purchased from a number of readily available outside sources.

A computer-aided design and manufacturing system (CAD/CAM) expedites product development and machine design, laboratories test new products, prototype concepts and production run samples. The Company participates in "Just-in-Time" delivery programs and with many of its major suppliers and actively promotes the building of strong cooperative relationships with its suppliers by utilizing Early Supplier Involvement techniques and involving them in pre-engineering product and process development.

MARKETING

The Company's domestic sales and marketing staff of over 25 people maintains relations with major OEMs and distributors. The Company's sales, marketing and engineering personnel interact directly with the OEM engineers to ensure appropriate circuit protection and reliability within the parameters of the OEM's circuit design. Internationally, the Company maintains a sales and marketing staff of over 40 people and sales offices in The Netherlands, England, France, Germany, Spain, Ireland, Singapore, Taiwan, Japan, Brazil, Hong Kong, Korea and China. The Company also markets its products indirectly through a worldwide organization of over 120 manufacturers' representatives and distributes through an extensive network of electronic, automotive and electrical distributors.

ELECTRONIC. The Company retains manufacturers' representatives to sell its electronic products and to call on major domestic and international OEMs and distributors. The Company distributes approximately one-third of its domestic products directly to OEMs, with the remainder sold through distributors nationwide.

In the Asia-Pacific region, the Company maintains a direct sales staff and utilizes manufacturers' representatives and distributors in Japan, Singapore, Korea, Taiwan, China, Malaysia, Thailand, Hong Kong, India, Indonesia, Philippines, New Zealand and Australia. In Europe, the Company maintains a direct sales force and utilizes manufacturers' representatives and distributors to support a wide array of customers.

AUTOMOTIVE. The Company maintains a direct sales force to service all the major automotive OEMs (including the United States manufacturing operations of foreign-based OEMs) through both the engineering and purchasing departments of these companies. Twenty-two manufacturers' representatives represent the Company's products to aftermarket fuse retailers such as Autozone and Pep Boys. In Europe, the Company uses both a direct sales force and manufacturers' representatives to distribute its products to BMW, Volvo, Saab, Jaguar and other OEMs, as well as aftermarket distributors. In the Asia-Pacific region, the Company has licensed its automotive fuse technology to a Japanese firm, which supplies the majority of the automotive fuses to the Japanese customers in the region including Toyota, Honda and Nissan.

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

The Company's field sales force (including regional sales managers and application engineers) and manufacturers' representatives call on both distributors and end-users (consulting engineers, municipalities, utilities and OEMs) in an effort to educate these customers on the capabilities and characteristics of the Company's products.

BUSINESS SEGMENT INFORMATION

The Company has three reportable business segments: The Americas, Europe and Asia-Pacific. For information with respect to the Company's operations in its three geographic areas for the fiscal year ended January 3, 2004, see "Item 8. Financial Statements and Supplementary Data - Business Segment Information" incorporated herein by reference.

CUSTOMERS

The Company sells to over 10,000 customers worldwide. No single customer accounted for more than 10% of net sales during the last three years. During the 2003, 2002 and 2001 fiscal years, net sales to customers outside the United States (exports and foreign operations) accounted for approximately 55.9%, 53.7% and 51.9%, respectively, of the Company's total net sales.

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

BACKLOG

The backlog of unfilled orders at January 3, 2004, was approximately $55.4 million, compared to $29.2 million at December 28, 2002. Substantially all of the orders currently in backlog are scheduled for delivery in 2004.

EMPLOYEES

As of January 3, 2004, the Company employed 4,896 persons. Approximately 45 employees in Des Plaines, 1730 employees in Mexico, and 138 employees in Ireland are covered by collective bargaining agreements. The Des Plaines agreement expires in March 2005, the Mexico agreement expires February 2005 for 515 employees and February 2006 for 1,215 employees and the Ireland agreement expires December 31, 2006. Overall, the Company has historically maintained satisfactory employee relations and many of its employees have long experience with the Company.

ENVIRONMENTAL REGULATION

The Company is subject to numerous federal, state and local regulations relating to air and water quality, the disposal of hazardous waste materials, safety and health. Compliance with applicable environmental regulations has not significantly changed the Company's competitive position, capital spending or earnings in the past and the Company does not presently anticipate that compliance with such regulations will change its competitive position, capital spending or earnings for the foreseeable future. The Company employs an environmental engineer to monitor regulatory matters and believes that it is currently in compliance in all material respects with applicable environmental laws and regulations, except with respect to its facilities located in Ireland and Irving, Texas. The Ireland facility was acquired in October 1999 in connection with the acquisition of the Harris suppression products division. Corrective steps are being taken to bring this facility into compliance with Irish environmental laws, and the Company received an indemnity from Harris Corporation with respect to these matters. The Irving, Texas facility lease was assumed in July 2003 in connection with the acquisition of Teccor Electronics, Inc. The Company is taking the appropriate measures to bring this facility into compliance with Texas environmental laws, and the Company also received an indemnity from Invensys plc with respect to this matter.

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

ITEM 2. PROPERTIES

LITTELFUSE FACILITIES

The Company's operations are located in 22 owned or leased facilities worldwide, representing an aggregate of approximately 1,042,705 square feet. The U.S. headquarters and largest manufacturing facility are located in Des Plaines, Illinois, supported by the Company's new North American distribution center in nearby Elk Grove Village, Illinois. The Company has additional North American manufacturing facilities in Arcola, Illinois, and Irving, Texas, as well as two plants in Mexico. The European headquarters and primary European distribution center are in Utrecht, the Netherlands, with manufacturing plants in England, Ireland and Switzerland. Asian operations include sales and distribution centers located in Singapore, Taiwan, Japan and Korea, with manufacturing plants in China and the Philippines. The Company does not believe that it will encounter any difficulty in renewing its existing leases upon the expiration of their current terms. Management believes that the Company's facilities are adequate to meet its requirements for the foreseeable future.

The following table provides certain information concerning the Company's facilities:

                                                                                      Lease
                                                           Size        Lease/       Expiration
    Location                           Use               (sq.ft.)       Own            Date          Primary Product
    --------                           ---               --------       ---            ----          ---------------
Des Plaines, Illinois             Administrative,         340,000      Owned                --       Auto, Electronic,
                                  Engineering,                                                       Electrical
                                  Manufacturing,
                                  Testing and Research

Irving, Texas                     Administrative,          101,000     Leased             2005       Electronic
                                  Engineering,
                                  Manufacturing,
                                  Testing and Research

Brownsville, Texas                Distribution             20,000      Leased             2009       Electronic

Matamoros, Mexico                 Manufacturing            77,500      Leased             2005       Electronic

Matamoros, Mexico                 Administrative,          14,000      Leased             2005       Electronic
                                  Manufacturing

Arcola, Illinois                  Manufacturing            36,000      Owned                --       Electrical

Piedras Negras, Mexico            Manufacturing,           11,151      Leased             2004       Electronic and
                                  Warehousing                                                        Electrical

Piedras Negras, Mexico            Warehousing              22,306      Leased             2006       Electronic and
                                                                                                     Electrical

Swindon, England                  Manufacturing            55,000      Leased             2004       Electronic

Utrecht, the Netherlands          Sales,                   34,642      Owned                --       Auto and Electronic
                                  Administrative and
                                  Distribution

Grenchen, Switzerland             Manufacturing            11,000      Owned                --       Auto

                                                                                      Lease
                                                           Size        Lease/       Expiration
    Location                           Use               (sq.ft.)       Own            Date          Primary Product
    --------                           ---               --------       ---            ----          ---------------
Singapore                         Sales and                15,696      Leased             2006       Electronic & Auto
                                  Distribution

Seoul, Korea                      Sales                     4,589      Leased             2004       Electronic and Auto

Philippines                       Manufacturing            58,127      Owned               --        Electronic

Suzhou, China                     Manufacturing            43,913      Owned               --        Electronic

Suzhou, China                     Warehousing              26,039      Leased             2004       Electronic

Hong Kong, China                  Sales                     2,000      Leased             2004       Electronic

Taipei, Taiwan                    Sales                       255      Leased             2007       Electronic

Yokohama, Japan                   Sales                     6,243      Leased             2004       Electronic

Yokohama, Japan                   Distribution             17,858      Leased             2005       Electronic

Sao Paulo, Brazil                 Sales                       800      Leased             2004       Electronic & Auto

Dundalk, Ireland                  Manufacturing           120,000      Owned               --        Electronic & Auto

Properties with lease expirations in 2004 renew at various times throughout the year. At this point, the Company does not anticipate any material impact as a result of such expirations.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that it believes will have a material adverse effect upon the conduct of its business or its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's stockholders during the fourth quarter of fiscal 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

     Name                              Age                              Position
     ----                              ---                              --------
Howard B. Witt                         63              Chairman, President and Chief Executive Officer

Gordon Hunter                          52              Chief Operating Officer

Kenneth R. Audino                      60              Vice President, Organizational Development
                                                       and Total Quality Management

Philip G. Franklin                     52              Vice President, Operations Support and Chief
                                                       Financial Officer

Mary S. Muchoney                       58              Secretary

Officers of Littelfuse are elected by the Board of Directors and serve at the discretion of the Board.

Howard B. Witt was elected as the Chairman of the Board of the Company in May, 1993. He was promoted to President and Chief Executive Officer of the Company in February, 1990. Prior to his appointment as President and Chief Executive Officer, Mr. Witt served in several other key management positions since joining the Company as Operations Manager in 1979. Mr. Witt serves as a Director of Franklin Electric Co., Inc. and is a member of the Electronic Industries Alliance Board of Directors. He also serves as a director of the Artisan Mutual Fund.

Gordon Hunter, Chief Operating Officer, has the responsibility for global sales and production. Mr. Hunter has been a member of the Board of Directors of the Company since 2002, where he has served as Chairman of the Technology Committee. Prior to joining Littelfuse, Mr. Hunter was employed with Intel Corporation, where he was Vice President, Intel Communications Group, and General Manager, Optical Products Group responsible for managing the access and optical communications business segments. His experience includes 20 years with Raychem Corporation in the United States and Europe, with responsibilities in sales, marketing, engineering and general management.

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

Philip G. Franklin, Vice President, Operations Support and Chief Financial Officer, has responsibility for the treasury, investor relations, accounting, information systems and global supply chain functions of the Company. Mr. Franklin joined the Company in 1998 from OmniQuip International, a $450 million construction equipment manufacturer which he helped take public.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information set forth under "Quarterly Stock Prices" on page 40 of the Annual Report to Stockholders is incorporated herein by reference. As of March 12, 2004, there were 186 holders of record of the Company's Common Stock and approximately 5,000 beneficial holders of its Common Stock.

Shares of the Company's Common Stock are traded under the symbol "LFUS" on The Nasdaq Stock Market.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 20 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information set forth under "Market Risk" on page 19 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors and the Consolidated Financial Statements and notes thereto of the Company set forth on pages 20 through 39 of the Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report on Form 10-K for January 3, 2004, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Report. There were no significant changes in the Company's internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the Company's internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the Chief Executive Officer and Chief Financial Officer of the Company.

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

STOCK PLAN DISCLOSURE

The following table represents the Company's equity compensation plans, including both stockholder approved plans and non-stockholder approved plans. The section entitled "Compensation of Directors" in the Proxy Statement, contains a summary explanation of the Stock Plan for New Directors of Littelfuse, Inc., which has been adopted without the approval of stockholders and is incorporated herein by reference.

                                                                                          Number of securities
                                   Number of securities                                   remaining available
                                    to be issued upon             Weighted-average        for future issuance
                                       exercise of                exercise price of           under equity
        Plan Category              outstanding options           outstanding options       compensation plans
        -------------              -------------------           -------------------       ------------------
Equity compensation plans
approved by security holders             2,036,720                     $23.55                    759,870

Equity compensation plans not
approved by security holders                10,000                     $23.48                     15,000

Total                                    2,046,720                     $23.55                    774,870

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

THE INFORMATION SET FORTH UNDER "AUDIT AND NON-AUDIT FEES" IN THE PROXY STATEMENT IS INCORPORATED HEREIN BY REFERENCE.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements and Schedules

         (1) Financial Statements. The following financial statements included in the Annual Report to Stockholders are incorporated herein by reference.

                  (i)      Report of Independent Auditors (page 20).

                  (ii) Consolidated Balance Sheet as of January 3, 2004, and December 28, 2002 (page 21).

                  (iii) Consolidated Statements of Income for the years ended January 3, 2004, December 28, 2002 and December 29, 2001 (page 22).

                  (iv) Consolidated Statements of Cash Flows for the years ended January 3, 2004, December 28, 2002 and December 29, 2001 (page 23).

                  (v) Consolidated Statements of Shareholders' Equity for the years ended January 3, 2004, December 28, 2002, and December 29, 2001 (page 24).

                  (vi)     Notes to Consolidated Financial Statements (pages
                           25-39).

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

         (3)      Exhibits

                  See Exhibit Index on pages 19-21.

(b)      Reports on Form 8-K

                  A current report on Form 8-K (Items 7 and 9 pursuant to Item
                  12) filed on October 22, 2003.

                                LITTELFUSE, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                               Additions
                                              Balance at       Charged to                     Balance at
                                              Beginning        Costs and       Deductions       End of
        Description                            Of Year          Expenses          (A)            Year
        -----------                            -------          --------          ---            ----
Year ended January 3, 2004

  Allowance for losses on
    accounts receivable .................      $ 1,067          $    50         $    75         $ 1,042
                                               =======          =======         =======         =======

  Reserves for sales discounts
    and allowances ......................      $ 6,263          $   165         $               $ 6,428
                                               =======          =======         =======         =======

Year ended December 28, 2002

  Allowance for losses on
    accounts receivable .................      $ 1,244          $   373         $   550         $ 1,067
                                               =======          =======         =======         =======

  Reserves for sales discounts
    and allowances ......................      $ 6,275          $    --         $    12         $ 6,263
                                               =======          =======         =======         =======

Year ended December 29, 2001

  Allowance for losses on
    accounts receivable .................      $ 1,230          $   332         $   318         $ 1,244
                                               =======          =======         =======         =======

  Reserves for sales discounts
    and allowances ......................      $ 7,948          $    --         $ 1,673         $ 6,275
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

                                                 Littelfuse, Inc.

                                                 By /s/ Howard B. Witt
                                                    ------------------
                                                       Howard B. Witt,
                                                       Chairman, President and
                                                       Chief Executive Officer

Date: March 18, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2004.

  /s/ Howard B. Witt                        Chairman of the Board, President
------------------------------                and Chief Executive Officer
Howard B. Witt                                (Principal Executive Officer)

 /s/ Gordon Hunter                          Chief Operating Officer, and
------------------------------                Director
Gordon Hunter

 /s/ John P. Driscoll                       Director
------------------------------
John P. Driscoll

 /s/ Anthony Grillo                         Director
------------------------------
Anthony Grillo

 /s/ Bruce A. Karsh                         Director
------------------------------
Bruce A. Karsh

 /s/ John E. Major                          Director
------------------------------
John E. Major

/s/ Ronald L. Schubel                       Director
------------------------------
Ronald L. Schubel

 /s/ Philip G. Franklin                     Vice President, Operations Support
------------------------------                and Chief Financial Officer
Philip G. Franklin                            (Principal Financial Officer)

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

4.1 Bank credit agreement among Littelfuse, Inc., as borrower, the lenders named therein and the Bank of America N.A., as agent, dated as of August 26, 2003 (filed as exhibit 4.1 to the Company's Form
           10-Q for the quarterly period ended September 27, 2003 (1934 Act File
           No. 0-20388) and incorporated herein by reference).

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

4.5 First Amendment to the Littelfuse, Inc. Retirement Plan (filed as exhibit 4.5 to the Company's Form 10-K for the fiscal year ended
           December 28, 2002 (1934 Act File No. 0-20388) and incorporated herein by reference).

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

10.1       Employment Agreement dated as of August 8, 2003, between Littelfuse,
           Inc. and Howard B. Witt (filed as exhibit 10.1 to the Company's Form
           10-Q for the quarterly period ended September 27, 2003 (1934 Act File
           No. 0-20388) and incorporated herein by reference).

10.2 Change of Control Employment Agreement dated as of August 8, 2003, between Littelfuse, Inc. and Howard B. Witt (filed as exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 27, 2003 (1934 Act File No. 0-20388) and incorporated herein by reference).

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

10.9       Littelfuse Executive Loan Program (filed as Exhibit 10.2 to the
           Company's Form 10-Q for the quarterly period ended June 30, 1995
           (1934 Act File No. 0-20388) and incorporated herein by reference).

Number                           Description of Exhibit
------                           ----------------------
10.10      Change of Control Employment Agreement dated as of November 3, 2003, between Littelfuse, Inc. and Gordon Hunter.

10.12      Form of change of Control Employment Agreement dated as of September
           1, 2001, between Littelfuse, Inc. and Mr. Franklin and Ms. Muchoney
           (filed as exhibit 10.12 to the Company's Form 10-Q for the quarterly period ended September 29, 2001 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.13      Form of change of Control Employment Agreement dated as of September
           1, 2001, between Littelfuse, Inc. and Mr. Kenneth Audino (filed as exhibit 10.13 to the Company's Form 10-Q for the quarterly period ended September 29, 2001 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.14      Stock Plan for New Directors of Littelfuse, Inc. (filed as exhibit
           10.1 to the Company's Form 10-Q for the quarterly period ended
           September 28, 2002 (1934 Act File No. 0-20388) and incorporated herein by reference).

13.1 Portions of Littelfuse Annual Report to Stockholders for the fiscal year ended January 3, 2004.

14.1       Code of Ethics for Principal Executive and Financial Officers

22.1       Subsidiaries.

23.1       Consent of Independent Auditors.

31.1       Certification of Howard B. Witt, Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002.

31.2       Certification of Philip Franklin, Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002.

32.1       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002, 18 U.S.C. Section 1350.