Form 10-Q
period 2004-04-03
LITTELFUSE INC /DE
filed 2004-05-10
CIK 889331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 3, 2004 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____TO ______

                         Commission file number 0-20388

                                LITTELFUSE, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                          36-3795742
    --------------------------------                         -------------------
      (State or other jurisdiction                            (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

       800 EAST NORTHWEST HIGHWAY
         DES PLAINES, ILLINOIS                                      60016
---------------------------------------                           ----------
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

      As of April 3, 2004, 22,063,943 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                                        PAGE
                                                                                                        ----
Item 1.   Financial Statements

          Condensed Consolidated Statements of Income for the periods ended
          April 3, 2004 and March 29, 2003 (unaudited)................................................    1

          Condensed Consolidated Balance Sheets as of April 3, 2004
          and March 29, 2003 (unaudited)..............................................................    2

          Condensed Consolidated Statements of Cash Flows for the periods ended
          April 3, 2004 and March 29, 2003
          (unaudited).................................................................................    3

          Notes to the Condensed Consolidated Financial Statements (unaudited)........................    4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...............................................   12

Item 3.   Qualitative and Quantitative Disclosures about Market Risk .................................   16

Item 4.   Controls and Procedures.....................................................................   17

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................................................   18

                                LITTELFUSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                      APRIL 3, 2004             January 3, 2004
                                                                      -------------             ---------------
ASSETS:

Cash and cash equivalents......................................      $       23,895              $     22,128
Receivables, net...............................................              60,282                    52,149
Inventories, net...............................................              54,430                    52,598
Other current assets...........................................              25,166                    22,265
                                                                     --------------              ------------

Total current assets...........................................             163,773                   149,140

Property, plant, and equipment, net............................              94,140                    98,479
Intangible assets, net.........................................              11,604                    11,943
Goodwill.......................................................              48,643                    48,643
Other assets...................................................               2,945                     3,365
                                                                     --------------              ------------

                                                                     $      321,105              $    311,570
                                                                     ==============              ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities excluding current portion
    of long-term debt..........................................      $       62,372              $     64,892
Current portion of long-term debt..............................              18,685                    18,496
                                                                     --------------              ------------
Total current liabilities......................................              81,057                    83,388
Long-term debt.................................................              10,155                    10,201
Accrued post-retirement benefits...............................               5,301                     4,564
Other long-term liabilities....................................               1,233                     1,215
Shareholders' equity...........................................             223,359                   212,202
                                                                     --------------              ------------

Shares issued and outstanding of 22,063,943 and 22,002,119
    at April 3, 2004 and January 3, 2004, respectively.........      $      321,105              $    311,570
                                                                     ==============              ============

                                LITTELFUSE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  For the Three Months Ended
                                                                      ------------------------------------------------
                                                                         APRIL 3,                          March 29,
                                                                          2004                               2003
                                                                      --------------                      ------------
Net sales.......................................................      $      111,418                            69,962
Cost of sales...................................................              71,613                            46,884
                                                                      --------------                      ------------
Gross profit....................................................              39,805                            23,078
Selling, general and administrative expenses....................              20,543                            15,721
Research and development expenses...............................               3,181                             1,934
Amortization of intangibles.....................................                 339                               192
                                                                      --------------                      ------------

Operating income................................................              15,742                             5,231

Interest expense................................................                 426                               537
Other (income)/expense..........................................                 307                              (342)
                                                                      --------------                      ------------
Income before income taxes......................................              15,009                             5,036

Income taxes ...................................................               5,403                             1,813
                                                                      --------------                      ------------
Net income .....................................................      $        9,606                      $      3,223
                                                                      ==============                      ============

Net income per share:
    Basic.......................................................      $         0.44                      $       0.15
                                                                      ==============                      ============
    Diluted.....................................................      $         0.43                      $       0.15
                                                                      ==============                      ============

Weighted average shares and equivalent shares outstanding:

    Basic.......................................................              22,032                            21,771
                                                                      ==============                      ============
    Diluted ....................................................              22,388                            21,821
                                                                      ==============                      ============

                                LITTELFUSE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                        For the Three Months Ended
                                                                                    ----------------------------------
                                                                                     APRIL 3,              March 29,
                                                                                       2004                  2003
                                                                                    -----------           ------------
Operating activities:
Net income.................................................................       $       9,606           $      3,223
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation..........................................................               5,639                  4,342
     Amortization .........................................................                 339                    192
Changes in operating assets and liabilities:
     Accounts receivable...................................................              (8,221)                (2,335)
     Inventories  .........................................................              (2,370)                (2,497)
     Accounts payable and accrued expenses.................................                (410)                   553
     Prepaid expenses and other............................................              (1,648)                (2,872)
                                                                                    -----------           ------------
Net cash provided by operating activities..................................               2,935                    606

Cash used in investing activities:
     Purchases of property, plant, and equipment...........................              (2,992)                (2,627)
     Sale of property, plant, and equipment................................                   -                  2,213
     Sale  of short term investments.......................................                   -                 (1,597)
                                                                                    -----------           ------------
     Net cash used in investing activities.................................              (2,992)                (2,011)

Cash provided by (used in) financing activities:
     Payments of long-term debt............................................                 (39)                (1,444)
     Proceeds from exercise of stock options and warrants..................               1,884                    636
                                                                                    -----------           ------------
     Net cash provided by (used in) financing activities...................               1,845                   (808)

Effect of exchange rate changes on cash....................................                 (21)                   (23)
                                                                                    -----------           ------------

Increase (decrease) in cash and cash equivalents...........................               1,767                 (2,236)
Cash and cash equivalents at beginning of period...........................              22,128                 27,750
                                                                                    -----------           ------------
Cash and cash equivalents at end of period.................................         $    23,895           $     25,514
                                                                                    ===========           ============

                                LITTELFUSE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period ended April 3, 2004, are not necessarily indicative of the results that may be expected for the year ending January 1, 2005. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended January 3, 2004.

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

Information concerning the operations in these geographic segments for the periods ended April 3, 2004, and March 29, 2003, is as follows (in thousands):

                                       Three Months    Three Months
                                      Ended April 3,  Ended March 29,
                                          2004             2003
---------------------------------------------------------------------
REVENUES

The Americas                              53,177          34,696
Europe                                    20,903          13,341
Asia-Pacific                              37,338          21,925
Combined Total                           111,418          69,962
Corporate                                      -               -
Consolidated Total                       111,418          69,962

INTERSEGMENT REVENUES

The Americas                              15,568          18,064
Europe                                    15,639          12,018
Asia-Pacific                               6,202           5,312
Combined Total                            37,409          35,394
Corporate                                      -               -
Elimination                              (37,409)        (35,394)
Consolidated Total                             -               -

INTEREST EXPENSE

The Americas                                 417             513
Europe                                         2               1
Asia-Pacific                                   7              23
Combined Total                               426             537
Corporate                                      -               -
Consolidated Total                           426             537

DEPRECIATION AND AMORTIZATION

The Americas                               5,143           3,240
Europe                                       152             562
Asia-Pacific                                 344             540
Combined Total                             5,639           4,342
Corporate                                    339             192
Consolidated Total                         5,978           4,534

OTHER (INCOME) EXPENSE

The Americas                                 289             (85)
Europe                                      (268)            (85)
Asia-Pacific                                 286            (172)
Combined Total                               307            (342)
Corporate                                      -               -
Consolidated Total                           307            (342)

INCOME TAX EXPENSE (INCOME)

The Americas                               3,611             713
Europe                                       757              (4)
Asia-Pacific                               1,035           1,104
Combined Total                             5,403           1,813
Corporate                                      -               -
Consolidated Total                         5,403           1,813

NET INCOME (LOSS)

The Americas                               7,126           1,238
Europe                                       113            (194)
Asia-Pacific                               2,971           2,371
Combined Total                            10,210           3,415
Corporate                                   (604)           (192)
Consolidated Total                         9,606           3,223

REVENUES

Electronic                                74,527          37,117
Automotive                                28,188          24,624
Electrical                                 8,703           8,221
Consolidated Total                       111,418          69,962

Revenues from no single customer of the Company amount to 10% or more for the quarter ended April 3, 2004.

3. INVENTORIES

The components of inventories are as follows (in thousands):

                                    April 3,            January 3,
                                      2004                2004
                                    --------             -------
Raw material                        $11,747              $11,783
Work in process                      19,975               16,224
Finished goods                       22,708               24,591
                                    -------              -------
  Total                             $54,430              $52,598
                                    =======              =======

4. LONG-TERM OBLIGATIONS

Total debt at the end of the first quarter 2004 totaled $28.8 million and consisted of the following: (1) 6.16% private placement notes totaling $20.0 million, (2) foreign revolver borrowings totaling $8.5 million, and (3) notes payable relating to mortgages totaling $0.3 million. Of this indebtedness, $18.7 million is considered to be current liabilities. The Company has a $50.0 million, three-year revolving bank credit agreement that expires on August 26, 2006. The bank credit agreement is subject to a maximum indebtedness calculation and other financial covenants. No revolver principal payments are required until the agreement matures. At April 3, 2004, the Company had available $50.0 million of borrowing capability under the revolving bank credit agreement. The revolving bank credit agreement has an interest rate of prime or LIBOR plus 0.875%.

5.  PER SHARE DATA

Net income per share amounts for the three months ended April 3, 2004, and March 29, 2003, are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

                                          Three months ended
                                          April 3,   March 29,
                                            2004       2003
                                          -------    --------
Average shares outstanding                 22,032     21,771
 Net effect of dilutive stock options
 and restricted shares
         - Diluted                            356         50
                                          -------    -------
Average shares outstanding
         - Basic                           22,032     21,771
                                          =======    =======
         - Diluted                         22,388     21,821
                                          =======    =======
Net income                                $ 9,606    $ 3,223
                                          =======    =======
Net income per share
       - Basic                            $  0.44    $  0.15
                                          =======    =======
       - Diluted                          $  0.43    $  0.15
                                          =======    =======

Options to purchase 252,204 shares of common stock at exercise prices ranging from $34.13 to $35.50 and options to purchase 1,692,105 shares of common stock at exercise prices ranging from $17.82 to $35.50 were outstanding at April 3, 2004, and March 29, 2003, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the options would have no dilutive effect.

6. TECCOR ACQUISITION

On July 7, 2003, the Company completed the acquisition of all of the outstanding stock of Teccor Electronics, Inc., a subsidiary of Invensys plc (`Teccor') for $44.6 million in cash, plus a future payment of $5.0 million contingent on sales of Teccor products reaching $107.0 million for calendar year 2005.

Teccor manufactures semiconductor products for the telecommunications and industrial market segments, including transient voltage suppression devices and power switching devices. The addition of Teccor's transient voltage suppression products expands the Company's line of overvoltage products and strengthens its position in the telecom and industrial market segments.

The acquisition was accounted for using the purchase method and the operations of Teccor are included in the Company's operations from the date of acquisition. The allocation of the purchase price resulted in no goodwill.

The acquisition was funded with cash on hand and borrowings under the Company's $50.0 million revolving credit facility.

Purchase price allocation, net of cash
   (in thousands)
   Current assets                                   $27,508
   Property, plant and equipment                     21,550
   Intangible asset                                   6,100
   Deferred tax assets                                6,703
   Current liabilities                               (9,985)
   Purchase accounting liabilities                   (6,900)
   Other long-term liabilities                         (386)
                                                    -------
Total purchase price, net of cash                   $44,590
                                                    =======

In connection with the acquisition of Teccor Electronics and at the time of the acquisition, the Company recorded purchase accounting liabilities of $6.9 million primarily for redundancy costs related to manufacturing operations and selling, general and administrative functions. Included in this amount is $0.7 million to reflect the obligation of Teccor to remit proceeds from the sale of land to the former owners. As of April 3, 2004, changes to the purchase accounting liability include a $4.4 million payment related to employee severance, a $1.6 million reserve adjustment and a $0.7 million payment to remit proceeds from the sale of land to the former owners, leaving a purchase accounting restructuring liability balance of $0.2 million at April 3, 2004. The remaining accrued liabilities are expected to be paid by the end of the 2004 fiscal year. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the acquisition had occurred on the first day of the respective period.

(in thousands, except for share data)

                                 Three Months
                                    Ended
                                   March 29,
                                     2003
                                  (unaudited)
                                   --------
Net sales                          $ 87,405

Operating loss                          (75)

Net loss                               (849)

Diluted net loss per share         $  (0.04)
                                   --------

The unaudited pro forma financial information above reflects the following pro forma adjustments:

  (a) Additional depreciation expense related to the $19.3 million write-up to record fixed assets at fair value;

  (b) Reduction of sales, general and administrative expense adjustments based on forward-looking estimates to eliminate Invensys expense allocations that are not expected to be incurred after the acquisition; and

  (c) Adjustment for additional interest expense related to the $16,000,000 borrowing under the Company's line of credit to help fund the acquisition.

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what actual results would have been had the acquisition been completed as of the beginning of the respective period, or of future results.

7.    DERIVATIVES AND HEDGING

On June 11, 2002, the Company entered into cross currency rate swaps, with a notional amount of $11.6 million, as a cash flow hedge against the variability of Yen cash flows attributable to the exchange rate risk on forecasted intercompany sales of inventory to a Japanese subsidiary. The cross currency rate swaps convert a portion of the Company's US Dollar fixed rate debt to fixed rate Japanese Yen debt. The swap agreements were accounted for as a cash flow hedge and reported at fair value. The notional amount outstanding at April 3, 2004, was $6.0 million and the fair value of the outstanding cross currency rate swap agreements was recognized as a $1.1 million liability and as a charge to comprehensive loss in the Consolidated Balance Sheet at April 3, 2004.

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

8. PENSIONS

The components of net periodic benefit cost for the first quarter of 2004 as compared with the first quarter of 2003 were:

                                                 U.S. Pension Benefits           Foreign Plans
                                                ----------------------          ----------------
                                                2004             2003           2004        2003
                                                -----           ------          ----        ----
Service cost                                    $ 737           $  667          $ 281      $ 249
Interest cost                                     882              888            372        315
Expected return on plan assets                   (907)            (916)          (384)      (311)
Amortization of prior service cost                  3                3             (3)        (3)
Amortization of transition asset                    -                -            (23)       (26)
Amortization of net (gain) loss                    48               28             52          -
Recognized actuarial loss                           -                -              -         63
                                                ------------------------------------------------
Total cost of the plan                            763              670            295        287
Expected plan participants' contribution            -                -              -        (52)
                                                ------------------------------------------------
Net periodic benefit cost                       $ 763           $  670          $ 295      $ 235
                                                ------------------------------------------------

The expected rate of return on pension plan assets is 8.75% in 2004 and 2003.

9. COMPREHENSIVE INCOME

Total comprehensive income for the three months ended April 3, 2004, and March 29, 2003, was approximately $9.3 and $3.5 million, respectively. The adjustment for comprehensive income consists of deferred gains and losses from foreign currency translation adjustments and qualified cash flow hedges and unrealized gains and losses on available-for-sale securities.

10. STOCK-BASED COMPENSATION

The following table discloses our pro forma net income and diluted net income per share had the valuation methods under SFAS 123 been used for our stock option grants. The table also discloses the weighted average assumptions used in estimating the fair value using the Black-Scholes option pricing model. Amounts for the first quarter of 2004 as compared with the first quarter of 2003 were:

(In thousands, except per share amounts)          2004           2003
                                                ---------       ------
Net income as reported                          $   9,606       $3,223
Stock option compensation expense, net of tax        (284)        (262)
                                                ---------       ------
Pro forma net income                            $   9,321       $2,961
Basic net income per share
As reported                                     $    0.44       $ 0.15
Pro forma                                       $    0.42       $ 0.14
Diluted net income per share
As reported                                     $    0.43       $ 0.15
Pro forma                                       $    0.42       $ 0.14

Risk-free interest rate                              3.55%        3.72%
Expected dividend yield                                 0%           0%
Expected stock price volatility                      49.6%        45.7%
Expected life of options                          8 years      8 years

These pro forma amounts may not be representative of future disclosures because the estimated fair value of the options is amortized to expense over the vesting period and additional options may be granted in the future.

11. NEW ACCOUNTING STANDARDS

In December 2003, the FASB issued revised Statement No. 132 (SFAS 132). "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised SFAS 132 requires additional disclosures about the plan obligations and components of net periodic benefit cost recognized during interim periods. This Statement is effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The Company adopted the interim disclosure requirements effective January 1, 2004. The adoption did not have any impact on the Company's financial position or results of operations.

12. SUBSEQUENT EVENT

On May 6, 2004, the Company entered into a definitive agreement to acquire an 82% stake in Heinrich Industrie AG for (euro)39.5 million (approximately $47.2 million) in cash. Pursuant to this agreement, the Company purchased the controlling interest in Heinrich Industrie from the company's two largest shareholders. The Company also intends to promptly initiate a tender offer for the remaining shares of this publicly held company. The transaction will be financed through cash on hand and use of the Company's existing credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          Sales by Market and Geography
                              (Dollars in millions)

                                               FIRST QUARTER
                                    ------------------------------------
                                      2004         2003         % CHANGE
                                    --------     --------       --------
MARKET
Electronics                         $   50.1     $   37.2           35%
Automotive                              28.2         24.6           15%
Electrical                               8.7          8.2            6%
                                    --------     --------           --
         Subtotal                       87.0         70.0           24%
Teccor                                  24.4            -            -
                                    --------     --------           --
         TOTAL                      $  111.4     $   70.0           59%
                                    ========     ========           ==

                                               FIRST QUARTER
                                    ------------------------------------
                                     2004          2003         % CHANGE
                                    --------     --------       --------
GEOGRAPHY
Americas                            $   53.2     $   34.7           53%
Europe                                  20.9         13.3           57%
Asia Pacific                            37.3         22.0           70%
                                    --------     --------           --
         TOTAL                      $  111.4     $   70.0           59%
                                    ========     ========           ==

RESULTS OF OPERATIONS
First Quarter, 2004

Sales for the first quarter 2004 increased 59% or $41.4 million to $111.4 million, compared to $70.0 million in the first quarter of 2003. The increase was driven by sales of $24.4 million from Teccor, which was acquired July 7, 2003. Excluding Teccor, sales for the first quarter 2004 increased 24% compared to the first quarter of 2003.

On a geographic basis, sales in the Americas increased $18.5 million or 53% in the first quarter of 2004, as Teccor added $11.6 million for the quarter. Excluding Teccor, sales in the Americas increased $6.9 million or 19.9%, due to strengthening automotive, electronic and electrical markets compared to last year. Europe sales increased $7.6 million or 57% in the first quarter of 2004 as Teccor added $4.3 million and favorable currency added $2.3 million. Asia sales increased $15.3 million or 70% compared to the prior year first quarter, due to $8.5 million of sales from Teccor, favorable currency effects of $0.9 million and strengthening Asian demand for digital consumer products.

Electronic sales increased $37.3 million or 100% to $74.5 million in the first quarter of 2004 from $37.2 million in the same quarter of last year with $24.4 million of the increase due to Teccor. Excluding Teccor, electronic sales increased $12.9 million or 35% to $50.1 million compared to $37.2 million in the prior year quarter. Electronic sales increased in the Asia region, primarily due to increased demand for consumer electronics, notebook computers and handheld products. The electronic markets in North America and Europe also improved compared to the same period in the prior year due primarily to recoveries in the telecom and industrial markets.

Automotive sales increased $3.6 million or 15% to $28.2 million in the first quarter of 2004 compared to $24.6 million in the same quarter last year. North America automotive sales were favorably impacted by product sold to a large OEM customer in support of a recall program and Europe automotive sales benefited from favorable currency effects.

Electrical fuse sales increased $0.5 million or 6% to $8.7 million in the first quarter 2004 from $8.2 million in the same quarter last year. The electrical fuse market has begun to show signs of improvement as industrial markets begin to recover. The other key market, non-residential construction, remains weak.

Gross margin was $39.8 million or 35.7% of sales for the first quarter of 2004 compared to $23.1 million or 33.0% in the same quarter last year. The increase in gross margin as a percent of sales was due to progress related to the Teccor integration, operating leverage resulting from higher sales, cost reductions in excess of price erosion and favorable currency effects.

Total operating expenses were $24.1 million or 21.6% of sales for the first quarter of 2004 compared to $17.8 million or 25.5% of sales for the same quarter last year. The reduction in operating expenses as a percent of sales reflects improved expense leverage resulting from the Teccor acquisition.

Operating income increased to $15.7 million or 14.1% of sales in the first quarter of 2004 compared to $5.2 million or 7.5% in the prior year. Operating income increased due to higher sales, increased gross margin and reduced operating expenses as a percent of sales as explained above.

Interest expense was $0.4 million in the first quarter of this year compared to $0.5 million in the first quarter of last year due to lower debt levels. Other expense was $0.3 million for the first quarter of 2004 compared to other income of $0.3 million in the first quarter of the prior year. The prior year includes a $0.2 million gain related to the sale of a Korean manufacturing site.

Income before income taxes was $15.0 million for the first quarter 2004 compared to $5.0 million for the first quarter of 2003. Income taxes were $5.4 million with an effective tax rate of 36% for the first quarter of 2004 compared to $1.8 million with an effective tax rate of 36% in the first quarter of last year.

Net income increased to $9.6 million in the first quarter this year compared to $3.2 million in the first quarter of last year and diluted earnings per share increased to $0.43 in the first quarter this year compared to $0.15 per diluted share in the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

Assuming no material adverse changes in market conditions , management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 2004 year with $22.1 million of cash. Net cash provided by operations was $2.9 million for the first three months. Net cash used in investing activities included $3.0 million in purchases of property, plant and equipment. In addition, net cash provided by financing activities included stock option exercises of $1.9 million. The net cash provided by operations, less investing and financing activities, resulted in a $1.8 million net increase in cash. This left the Company with a cash balance of $23.9 million at April 3, 2004.

The ratio of current assets to current liabilities was 2.0 to 1 at the end of the first quarter 2004 compared to 1.8 to 1 at year-end 2003 and 2.4 to 1 at the end of the first quarter 2003. The days sales in receivables was approximately 49 days at the end of the first quarter 2004, compared to 50 days at year-end 2003, and 56 days at the end of the first quarter 2003. The days inventory outstanding was approximately 69 days at the end of the first quarter 2004 compared to 71 days at year-end 2003 and 91 days at end of the first quarter 2003.

The Company's net capital expenditures were $3.0 million for the first quarter 2004. Included in this amount were expenditures for plant expansions in China and equipment related to capacity increases and cost reduction.

Total debt at the end of the first quarter 2004 totaled $28.8 million and consisted of the following: (1) 6.16% private placement notes totaling $20.0 million, (2) foreign revolver borrowings totaling $8.5 million, and (3) notes payable relating to mortgages totaling $0.3 million. Of this indebtedness, $18.7 million is considered to be current liabilities. The Company has a $50.0 million in the U.S., of which $50.0 million was available at April 3, 2004. The revolving bank credit agreement has an interest rate of prime or LIBOR plus 0.875%. The Company also had $1.9 million in letters of credit outstanding at April 3, 2004.

OUTLOOK

Sales in 2004 are expected to improve slightly in the automotive and electrical markets. Sales in the electronics market are expected to show steady growth, particularly in Asian markets. As these markets improve, the Company believes its long-term growth strategy, which emphasizes development of new circuit protection products and providing customers with solutions and technical support in all major regions of the world, will drive sales growth in all of its markets.

The Company will initiate a new series of projects in 2004 to consolidate and reduce costs in its global manufacturing and distribution operations. These programs are expected to generate sufficient cost savings to more than offset price erosion in 2004. The Company also plans to increase research and development spending to accelerate new product development in order to help drive future sales growth. The benefits of incremental volume improvements and cost savings are expected to continue to have a favorable impact on earnings in 2004.

The Company is working to expand its market share in the overvoltage circuit protection market with the addition of products and technology through the Semitron Industries, Harris Suppression Products, Teccor and Heinrich Industrie AG acquisitions and the ability to offer customers total circuit protection solutions. The Company remains committed to investing in new product development and technical resources to provide customers with overcurrent and overvoltage circuit protection solutions and expertise.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

The statements in this section and in the other sections of this report which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties, including, but not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development and patent protection, commercialization and technological difficulties, capacity and supply constraints or difficulties, exchange rate fluctuations, actual purchases under agreements, the effect of the Company's accounting policies, labor disputes, restructuring costs in excess of expectations, pension plan asset returns less than assumed, and other risks which may be detailed in the Company's Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the Company's Annual Report on Form 10-K for the year ended January 3, 2004.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign exchange rates, commodities and to a lesser extent, interest rates.

The Company had long-term debt outstanding at April 3, 2004, in the form of fixed rate private placement notes, a U. S. variable rate revolving line of credit and foreign lines of credit at variable interest rates. Approximately 69% of the Company's long-term debt is at fixed rates and primarily consists of bank loans and mortgages. The Company does not enter into derivative transactions (i.e., interest rate swaps) with respect to its long-term debt, as the current interest expense on this debt is not deemed material to operations.

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

The Company has entered into cross currency rate swaps with a notional amount of $11.6 million. The cross currency swaps convert $11.6 million of the Company's fixed rate 6.16% U.S. Dollar debt to fixed rate 3.13% Japanese Yen debt. The fair value of the rate swap agreements outstanding at April 3, 2004, which had a notional amount of $6.0 million, was recognized as a $1.1 million liability, and is reported in consolidated shareholders' equity as a component of other comprehensive income.

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

ITEM 4. CONTROLS AND PROCEDURES

As of April 3, 2004, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Report. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

      (a)   Exhibit                      Description

            31.1 Certification of Howard B. Witt, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Philip Franklin, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350

      (b)   Reports on Form 8-K filed during the quarter ended April 3, 2004

            A Current Report on Form 8-K (Items 7 and 9) filed on
            February 3, 2004.

            A Current Report on Form 8-K (Items 5 and 7) filed on March 5, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended April 3, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LITTELFUSE, INC.

Date:  May 10, 2004                         By /s/ Philip G. Franklin
                                               ---------------------------------
                                                   Philip G. Franklin
                                            Vice President, Operations Support
                                            and Chief Financial Officer
                                            (As duly authorized officer and
                                            as the principal financial and
                                            accounting officer)