Form 10-Q
period 2004-07-03
LITTELFUSE INC /DE
filed 2004-08-12
CIK 889331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 3, 2004 OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                            TO
                  ---------     ---------

                         Commission file number 0-20388

                                LITTELFUSE, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           36-3795742
---------------------------------                          ------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

      800 EAST NORTHWEST HIGHWAY
         DES PLAINES, ILLINOIS                                  60016
----------------------------------------                      ----------
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

      As of July 3, 2004, 22,282,240 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         July 3, 2004, and January 3, 2004 (unaudited)...............................         1

         Condensed Consolidated Statements of Income for the periods ended
         July 3, 2004, and June 28, 2003 (unaudited).................................         2

         Condensed Consolidated Statements of Cash Flows for the periods ended
         July 3, 2004, and June 28, 2003 (unaudited).................................         3

         Notes to the Condensed Consolidated Financial Statements (unaudited)........         4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..............................        11

Item 3.  Qualitative and Quantitative Disclosures about Market Risk .................        15

Item 4.  Controls and Procedures.....................................................        16

PART II - OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders.........................        17

Item 6.  Exhibits and Reports on Form 8-K............................................        19

                                LITTELFUSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)

                                                                 JULY 3, 2004    January 3, 2004
                                                                 ------------    ---------------
ASSETS:
Cash and cash equivalents ...................................      $ 34,384         $ 22,128
Receivables .................................................        81,766           52,149
Inventories .................................................        73,681           52,598
Investments .................................................
Other current assets ........................................        24,440           22,265
                                                                   --------         --------

Total current assets ........................................       214,271          149,140

Property, plant, and equipment ..............................       294,673          252,800
Accumulated depreciation ....................................      (164,176)        (154,321)
Property, plant, and equipment, net .........................       130,497           98,479
Intangible assets, net ......................................        19,565           11,943
Goodwill ....................................................        56,375           48,643
Investments .................................................         7,408            2,543
Other assets ................................................           793              822
                                                                   --------         --------

    Total assets                                                   $428,909         $311,570
                                                                   ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities excluding current portion
    of long-term debt .......................................      $ 94,293         $ 64,892
Current portion of long-term debt ...........................        47,392           18,496
                                                                   --------         --------
Total current liabilities ...................................       141,685           83,388
Long-term debt ..............................................        11,573           10,201

Accrued post-retirement benefits ............................        17,780            4,564
Other long-term liabilities .................................         6,131            1,072
Minority interest ...........................................        12,282              143
Shareholders' equity ........................................       239,458          212,202
                                                                   --------         --------
Total liabilities and shareholders' equity ..................      $428,909         $311,570
                                                                   ========         ========
Shares issued and outstanding
    of 22,282,240 and 22,063,943, at July 3, 2004 and
    January 3, 2004, respectively


                                LITTELFUSE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data, unaudited)

                                                            For the Three Months Ended       For the Six Months Ended
                                                            --------------------------       ------------------------
                                                              JULY 3,        June 28,         JULY 3,       June 28,
                                                               2004            2003            2004           2003
                                                             ---------      ---------        ---------      ---------
Net sales ................................................   $ 128,759      $  72,790        $ 240,177      $ 142,752
Cost of sales ............................................      84,580         48,915          156,193         95,800
                                                             ---------      ---------        ---------      ---------
Gross profit .............................................      44,179         23,875           83,984         46,952
Selling, general and administrative
expenses .................................................      23,572         15,500           44,115         31,222
Research and development expenses ........................       4,156          1,861            7,337          3,794
Amortization of intangibles ..............................         470            191              809            383
                                                             ---------      ---------        ---------      ---------

Operating income .........................................      15,981          6,323           31,723         11,553

Interest expense .........................................         492            514              918          1,050
Other income .............................................        (768)          (209)            (461)          (551)
                                                             ---------      ---------        ---------      ---------

Income before minority interest
and income taxes .........................................      16,257          6,018           31,266         11,054

Minority interest ........................................          60              -               60              -
Income taxes .............................................       5,853          2,167           11,256          3,979
                                                             ---------      ---------        ---------      ---------

Net income ...............................................   $  10,344      $   3,851        $  19,950      $   7,075
                                                             =========      =========        =========      =========

Net income per share:
    Basic ................................................   $    0.47      $    0.18        $    0.90      $    0.32
                                                             =========      =========        =========      =========
    Diluted ..............................................   $    0.46      $    0.18        $    0.89      $    0.32
                                                             =========      =========        =========      =========

Weighted average shares and equivalent shares outstanding:
    Basic ................................................      22,180         21,789           22,107         21,780
                                                             =========      =========        =========      =========
    Diluted ..............................................      22,684         21,856           22,515         21,838
                                                             =========      =========        =========      =========

                                LITTELFUSE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                     For the Three Months Ended    For the Six Months Ended
                                                     --------------------------    ------------------------
                                                       JULY 3,         June 28,     JULY 3,        June 28,
                                                        2004             2003         2004           2003
                                                      --------         --------     --------       --------
Operating activities:

Net income .....................................      $ 10,344         $  3,851     $ 19,950       $  7,075
Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation ..............................         6,177            4,292       11,816          8,634
Amortization ...................................           470              191          809            383
Changes in operating assets and liabilities:
     Accounts receivable .......................        (5,597)             533      (13,818)        (1,802)
     Inventories ...............................         1,137             (224)      (1,233)        (2,721)
     Accounts payable and accrued
       expenses ................................         2,189           (1,168)       1,779           (614)
     Prepaid expenses and other ................         1,407              500         (241)        (2,374)
                                                      --------         --------     --------       --------
Net cash provided by operating
activities .....................................        16,127            7,975       19,062          8,581
Cash provided (used in) investing activities:
Purchases of property, plant, and equipment ....        (6,059)          (2,162)      (9,051)        (4,789)
Acquisitions, net of cash acquired of $15,713 ..       (32,807)               -      (32,807)             -
Sale of property, plant & equipment ............             -                -            -          2,213
Sale of marketable securities, net .............             -           10,403            -          8,806
                                                      --------         --------     --------       --------
Net cash provided by (used in) in investing
activities .....................................       (38,866)           8,241      (41,858)         6,230

Cash provided by (used in) financing activities:
     Proceeds from long-term debt ..............        32,000                3       32,000              -
     Payments of long-term debt ................        (3,008)               -       (3,047)        (1,441)
     Proceeds from exercise of stock options ...         6,425              317        8,309            952
                                                      --------         --------     --------       --------
Net cash provided by (used in) financing
     activities ................................        35,417              320       37,262           (489)
Effect of exchange rate changes on cash ........        (2,189)             229       (2,210)           207
                                                      --------         --------     --------       --------
Increase in cash and cash
     equivalents ...............................        10,489           16,765       12,256         14,529
Cash and cash equivalents at beginning
     of period .................................        23,895           25,514       22,128         27,750
                                                      --------         --------     --------       --------
Cash and cash equivalents at end of
     period ....................................      $ 34,384         $ 42,279     $ 34,384       $ 42,279
                                                      ========         ========     ========       ========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 3, 2004

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the periods ended July 3, 2004, and June 28, 2003 are not necessarily indicative of the results that may be expected for the year ending January 1, 2005. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended
January 3, 2004.

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

The Company's reportable segments are the geographical regions where the revenue is earned and expenses are incurred. The Company has subsidiaries in Americas, Europe and Asia-Pacific where each region is measured based on its sales and operating income or loss.

Revenues from no single customer amounted to 10% or more of the Company's total revenues for the quarter ended July 3, 2004.

Information concerning the operations in these geographic segments for the periods ended July 3, 2004, and June 28, 2003, is as follows (in thousands):

                                 Three Months   Three months       Six Months      Six Months
                                    Ended          Ended             Ended            Ended
                                July 3, 2004    June 28, 2003     July 3, 2004    June 28, 2003
Net Sales

Americas                            55,631          36,190           108,808          70,886
Europe                              30,947          15,058            51,850          28,399
Asia-Pacific                        42,181          21,542            79,519          43,467

Combined total                     128,759          72,790           240,177         142,752
Corporate                                -               -                 -               -
Consolidated total                 128,759          72,790           240,177         142,752

INTERSEGMENT SALES

Americas                            22,688          17,207            38,256          35,271
Europe                              14,784          13,288            30,422          25,306
Asia-Pacific                         7,421           5,196            13,622          10,508
Combined total                      44,893          35,691            82,300          71,085
Corporate                                -               -                 -               -
Elimination                        (44,893)        (35,691)          (82,300)        (71,085)
Consolidated total                       -               -                 -               -

INTEREST EXPENSE

Americas                               445             495               875           1,008
Europe                                  19               3                43               4
Asia-Pacific                            28              16                 -              38
Combined total                         492             514               918           1,050
Corporate                                -               -                 -               -
Consolidated total                     492             514               918           1,050

DEPRECIATION AND AMORTIZATION

Americas                             3,910           3,255             9,053           6,495
Europe                               1,916             475             2,068           1,037
Asia-Pacific                           351             562               695           1,102
Combined total                       6,177           4,292            11,816           8,634
Corporate                              470             191               809             383
Consolidated total                   6,647           4,483            12,625           9,017

OTHER INCOME (EXPENSE)

Americas                              (819)           (309)             (530)           (394)
Europe                                (167)            109              (435)             24
Asia-Pacific                           218              (9)              504            (181)
Combined total                        (768)           (209)             (461)           (551)
Corporate                                -               -                 -               -
Consolidated total                    (768)           (209)             (461)           (551)

INCOME TAX EXPENSE

Americas                             3,565           1,401             7,176           2,113
Europe                                 967             131             1,724             127
Asia-Pacific                         1,321             635             2,356           1,739
Combined total                       5,853           2,167            11,256           3,979
Corporate                                -               -                 -               -
Consolidated total                   5,853           2,167            11,256           3,979

NET INCOME(LOSS)

Americas                             5,755           2,327            12,881           3,566
Europe                                 (26)           (328)               87            (523)
Asia-Pacific                         4,615           2,044             7,586           4,416
Combined total                      10,344           4,043            20,554           7,459
Corporate                                -            (192)             (604)           (384)
Consolidated total                  10,344           3,851            19,950           7,075

NET SALES

Electronic                          83,439          40,148           157,966          77,265
Automotive                          30,038          24,265            58,226          48,889
Electrical                          15,282           8,377            23,985          16,598
Consolidated total                 128,759          72,790           240,177         142,752


Total assets
                           July 3, 2004        January 3, 2004
Americas                      360,480               356,871
Europe                        181,877                33,637
Asia-Pacific                   59,267                47,798
Combined total                601,624               438,306
Reconciliation               (172,715)             (126,736)
Consolidated total            428,909               311,570


3. INVENTORIES

The components of inventories are as follows (in thousands):

                  July 3,   January 3,
                   2004       2004
                   ----       ----
Raw material      $15,472   $11,783
Work in process    25,121    16,224
Finished goods     33,088    24,591
                  -------   -------
  Total           $73,681   $52,598
                  =======   =======

4. LONG-TERM OBLIGATIONS

Total debt including the current portion at the end of the second quarter 2004 totaled $59.0 million and consisted of the following: (1) 6.16% private placement notes totaling $20.0 million, (2) foreign revolver borrowings totaling $9.7 million and (3) notes payable relating to mortgages totaling $0.3 million and (4) credit revolver borrowings totaling $29.0 million. Of this indebtedness, $47.4 million is considered to be current liabilities. The Company has a $50.0 million, three-year revolving bank credit agreement that expires on August 26, 2006. The bank credit agreement is subject to a maximum indebtedness calculation and other financial covenants. No revolver principal payments are required until the agreement matures. At July 3, 2004, the Company had available $21.0 million of borrowing capability under the revolving bank credit agreement. The revolving bank credit agreement has an interest rate of prime or LIBOR plus 0.875%. The Company also had $1.8 million in letters of credit outstanding at July 3, 2004.

5. PER SHARE DATA

Net income per share amounts for the three months and six months ended July 3, 2004, and June 28, 2003, are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

                                        Three months ended         Six months ended
                                       July 3,      June 28,      July 3,      June 28,
                                         2004         2003         2004         2003
                                       -------      -------      -------      -------
Average shares outstanding              22,180       21,789       22,107       21,780

Net effect of dilutive stock options
 and restricted shares

         - Diluted                         504           67          408           58
                                       -------      -------      -------      -------

Average shares outstanding
         - Basic                        22,180       21,789       22,107       21,780
                                       =======      =======      =======      =======
         - Diluted                      22,684       21,856       22,515       21,838
                                       =======      =======      =======      =======

Net income                             $10,344      $ 3,851      $19,950      $ 7,075
                                       =======      =======      =======      =======

Net income per share
       - Basic                         $  0.47      $  0.18      $  0.90      $  0.32
                                       =======      =======      =======      =======
       - Diluted                       $  0.46      $  0.18      $  0.89      $  0.32
                                       =======      =======      =======      =======

Options to purchase 286,286 and 1,602,995 shares of common stock were outstanding at July 3, 2004, and June 28, 2003, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti dilutive.

6. HEINRICH ACQUISITION

      On May 6, 2004, the Company acquired 82% of the common stock of Heinrich Industrie AG ("Heinrich") for euro 39.5 million (approximately $47.7 million) in cash and also incurred acquisition costs of euro 2.0 million (approximately $2.4 million). The Company purchased the controlling interest in Heinrich from the company's two largest shareholders and initiated a tender offer for the remaining shares of the publicly held company. The Company funded the acquisition with $18.1 million in cash and $32.0 million of borrowings on an existing revolving line of credit.

Heinrich is the holding company for the Wickmann Group of circuit protection products, which has three business units: electronic, automotive and electrical. Littelfuse intends to operate Heinrich in such business units subsequent to the acquisition. The Heinrich acquisition expands the Company's product offerings and strengthens the Company's position in the circuit protection industry.

The acquisition was accounted for using the purchase method and the operations of Heinrich are included in the Company's operations from the date of acquisition. The following table sets forth the purchase price allocation for the acquisition of Heinrich in accordance with the purchase method of accounting with adjustments to record the acquired assets and liabilities of Heinrich at their estimated fair market or net realizable values.

Purchase price allocation
 Current assets                    $ 50,750
 Property, plant and equipment       36,754
 Intangible assets                    8,374
 Goodwill                             3,815
 Other assets                         5,429
 Current liabilities                (20,443)
 Purchase accounting liabilities    (10,505)
 Other long-term liabilities        (14,319)
 Minority interest                   (9,692)
                                   --------
                                   $ 50,163
                                   ========

The final purchase price allocation is subject to revision based upon receipt of the independent appraisal of the property, equipment and intangible assets acquired.

Purchase accounting liabilities are estimated to be $10,505 and are primarily for redundancy costs to be paid through 2005 related to manufacturing operations and selling, general and administrative functions. These liabilities are subject to revision as the Company implements its plan. The Company began formulating its plan to incur these costs as of the acquisition date. As of July 3, 2004, no amounts have been paid related to these liabilities.

The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the acquisition had occurred on the first day of the respective periods.

                                        Three Months Ended                 Six Months Ended
                                 -------------------------------     -----------------------------
                                 July 3, 2004      June 28, 2003     July 3, 2004    June 28, 2003
                                 (unaudited)        (unaudited)       (unaudited)     (unaudited)
Net revenues                       $ 138,110         $104,177           $290,521        $193,096

Income from operations                16,268            5,456             30,747          10,577

Net income                            10,005            5,335             19,639           8,232

Diluted income per share           $    0.44         $   0.24           $   0.87        $   0.38

7. DERIVATIVES AND HEDGING

On June 11, 2002, the Company, excluding Heinrich, entered into cross currency rate swaps, with a notional amount of $11.6 million, as a cash flow hedge of the variability of Yen cash flows attributable to the exchange rate risk on forecasted intercompany sales of inventory to a Japanese subsidiary. The cross currency rate swaps convert a portion of the Company's US Dollar fixed rate debt to fixed rate Japanese Yen debt. The swap agreements were accounted for as a cash flow hedge and reported at fair value. The notional amount outstanding at July 3, 2004, was $4.9 million and the fair value of the outstanding cross currency rate swap agreements was recognized as a $0.7 million liability and as a charge to accumulated other comprehensive loss in the Consolidated Balance Sheet at July 3, 2004.

Between June 1, 2004 and September 30, 2005, Heinrich Industrie AG purchased Euro forward contracts with a notional amount of $6.7 million as a cash flow hedge of the variability of US Dollar cash attributable to the exchange rate risk on forecasted intercompany sales to U.S. and Asian subsidiaries. These forward contracts guarantee the rate at which the USD flows will be converted to Euros in the future. The forward agreements were accounted for as a cash flow hedge and reported at fair value. The notional amount outstanding at June 30, 2004 was $6.7 million and the fair value of the outstanding forward contracts was recognized as a $0.4 million asset and as a credit to comprehensive income in the Consolidated Balance Sheet at July 3, 2004.

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

8. PENSIONS

The components of net periodic benefit cost for the three and six months ended 2004 compared with the three and six months ended 2003 were:

                              Three Months Ended    Six Months Ended    Three Months Ended    Six Months Ended
                              ------------------    ----------------    ------------------    ----------------
                                      U.S. Pension Benefits                         Foreign Plans
                               2004        2003      2004      2003      2004        2003      2004       2003
                              ------      ------    ------    ------    ------      ------    ------     ------
Service cost                  $  737      $  667   $ 1,474   $ 1,334    $  281      $  249    $  562     $  498
Interest cost                    882         888     1,764     1,776       372         315       744        630
Expected return on plan
assets                          (907)       (916)   (1,814)   (1,832)     (384)       (311)     (768)      (622)
Amortization of prior
service cost                       3           3         6         6        (3)         (3)       (6)        (6)
Amortization of transition
asset                              -           -         -         -       (23)        (26)      (46)       (52)
Amortization of net (gain)
loss                              48          28        96        56        52           -       104          -
Recognized actuarial loss          -           -         -         -         -          63         -        126
                              ------      ------   -------   -------    ------      ------    ------     ------

Total cost of the plan           763         670     1,526     1,340       295         287       590        574

Expected plan participants'
contribution                       -           -         -         -       (52)        (52)     (104)      (104)
                              ------      ------    ------    ------    ------      ------    ------     ------
Net periodic benefit cost     $  763      $  670    $1,526    $1,340    $  243      $  235    $  486     $  470
                              ------      ------    ------    ------    ------      ------    ------     ------

The expected rate of return on pension assets is 8.75% in 2004 and 2003.

9. COMPREHENSIVE INCOME

Total comprehensive income for the three months ended July 3, 2004 and June 28, 2003 was approximately $9.7 million and $5.8 million, respectively, and the six months ended July 3, 2004, and June 28, 2003, was $18.9 million and $9.3 million, respectively. The adjustment for comprehensive income consists of deferred gains and losses from foreign currency translation adjustments and qualified cash flow hedges for the periods ended July 3, 2004 and June 28, 2003, and additionally unrealized gains and losses on available-for-sales securities for the period ended June 28, 2003.

10. STOCK-BASED COMPENSATION

The following table discloses our pro forma net income and diluted net income per share had the valuation methods under SFAS 123 been used for our stock option grants. The table also discloses the weighted average assumptions used in estimating the fair value using the Black-Scholes option pricing model.

(In thousands, except per share amounts)

                                                      Three months ended           Six months ended
                                                    July 3,       June 28,      July 3,        June 28,
                                                     2004           2003         2004            2003
                                                  ----------     ----------    ----------     ----------
Net income as reported                            $   10,344     $    3,851    $   19,950     $    7,075
Stock option compensation expense, net of tax           (263)          (267)         (522)          (514)
Pro forma net income                              $   10,081     $    3,584    $   19,428     $    6,561
Basic net income per share
As reported                                       $     0.47     $     0.18    $     0.90     $     0.32
Pro forma                                         $     0.45     $     0.16    $     0.88     $     0.30
Diluted net income per share
As reported                                       $     0.46     $     0.18    $     0.89     $     0.32
Pro forma                                         $     0.44     $     0.16    $     0.86     $     0.30
Risk-free interest rate                                 3.71%          4.31%         3.71%          4.31%
Expected dividend yield                                    0%             0%            0%             0%
Expected stock price volatility                         42.7%          41.0%         42.7%          41.0%
Expected life of options                             8 years        8 years       8 years        8 years

These pro forma amounts may not be representative of future disclosures because the estimated fair value of the options is amortized to expense over the vesting period and additional options may be granted in the future.

11. SUBSEQUENT EVENT

Subsequent to July 3, 2004, the Company acquired an additional 86,478 shares, or 4.3%, of the Heinrich Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                         Sales by Market and Geography
                             (Dollars in Millions)

                               SECOND QUARTER              YEAR-TO-DATE
                         -------------------------   -------------------------
                          2004     2003   % CHANGE    2004     2003   % CHANGE
                         ------   ------  --------   ------   ------  --------
MARKET
Electronics              $ 77.1   $ 40.1       94%   $151.6   $ 77.3       97%
Automotive                 27.1     24.3       10%     55.3     48.9       12%
Electrical                 10.0      8.4       19%     18.7     16.6       13%
                         ------   ------   ------    ------   ------   ------
      Subtotal            114.2     72.8       57%    225.6    142.8       58%
Heinrich                   14.6        -        -    $ 14.6        -        -
                         ------   ------   ------    ------   ------   ------

         TOTAL           $128.8   $ 72.8       77%   $240.2   $142.8       68%
                         ======   ======   ======    ======   ======   ======

                              SECOND QUARTER                YEAR-TO-DATE
                          -------------------------   -------------------------
                           2004     2003   % CHANGE    2004     2003   % CHANGE
                          ------   ------  --------   ------   ------  --------
GEOGRAPHY
Americas                  $ 55.7   $ 36.2       54%   $108.8   $ 70.9       54%
Europe                      30.9     15.1      105%     51.9     28.4       82%
Asia Pacific                42.2     21.5       96%     79.5     43.5       83%
                          ------   ------   ------    ------   ------   ------

         TOTAL            $128.8   $ 72.8       77%   $240.2   $142.8       68%
                          ======   ======   ======    ======   ======   ======

Results of Operations
Second Quarter, 2004

On May 6, 2004, the Company acquired 82% of the common stock of Heinrich Industrie AG ("Heinrich") for euro 39.5 million (approximately $47.7 million) in cash and also incurred acquisition costs of euro 2.0 million (approximately $2.4 million). The Company purchased the controlling interest in Heinrich from the company's two largest shareholders and initiated a tender offer for the remaining shares of the publicly held company. The Company funded the acquisition with $18.1 million in cash and $32.0 million of borrowings on an existing revolving line of credit.

Heinrich is the holding company for the Wickmann Group of circuit protection products, which has three business units: electronic, automotive and electrical. Littelfuse intends to operate Heinrich in such business units subsequent to the acquisition. The Heinrich acquisition expands the Company's product offerings and strengthens the Company's position in the circuit protection industry.

Sales increased $56 million or 77% to $128.8 million in the second quarter of 2004, compared to $72.8 million in the second quarter of 2003. The acquisitions of Teccor Electronics (Teccor) and Heinrich, accounted for approximately $40 million of the increase from the prior year quarter. Excluding these acquisitions, sales for the second quarter of 2004 increased approximately 22% compared to the prior year quarter.

On a geographic basis, sales in the Americas increased 54% in the second quarter of 2004, compared to the second quarter of last year due primarily to the Teccor acquisition and strong organic growth in each of our three businesses: electronic, automotive and electrical. Europe sales increased $15.8 million or 105% in the second quarter of 2004 compared to the second quarter of last year. Heinrich, which was acquired on May 6, 2004, contributed $10.8 million of this increase. Excluding Heinrich, sales decreased 38% compared to the second quarter of 2003, due to improved demand for electronics products and favorable currency effects. Asia sales increased $20.7 million or 96% compared to the prior year second quarter. Excluding Heinrich, Asia sales increased 82% compared to the prior year second quarter. This increase was largely due to increased demand in the hand held consumer electronics market.

Electronic sales, excluding Heinrich, increased $37.4 million or 94% for the second quarter of 2004 compared to the prior year quarter due to the Teccor acquisition and continued strength across all electronic end markets.

Automotive sales excluding Heinrich, increased $2.4 million or 10% for the second quarter of 2004, compared to the prior year due primarily to increased U.S. OEM sales and favorable currency effects. Electrical sales excluding Heinrich, increased $1.6 million or 19% in the second quarter of 2004 compared to the same quarter last year as the electrical markets are benefiting from increased industrial activity and the beginnings of a recovery in non-residential construction.


Gross profit was $44.2 million or 34.3% of sales for the second quarter of 2004, compared to $23.9 million or 32.8% in the same quarter last year. The increase in gross margin is mainly attributable to operating leverage from higher sales and cost reductions in excess of price erosion, partially offset by $1.3 million of restructuring charges related to manufacturing transfers and plant downsizing activities and the addition of lower margin Heinrich sales.

Total operating expense was $28.2 million or 21.9% of sales for the second quarter of 2004 compared to $17.6 million or 24.1% of sales for the same quarter in the prior year. The increase in operating expenses is largely due to the additional expenses related to Teccor and Heinrich.

Operating income was $16.0 million or 12.4% of sales for the second quarter of 2004 compared to $6.3 million or 8.7% of sales for the same quarter of last year. Excluding Heinrich, operating margin was 13.9% for the second quarter of 2004.

Interest expense was $0.5 million in the second quarter of this year compared to $0.5 million in the second quarter of last year. Other income was $0.8 million for the second quarter of 2004 compared to $0.2 million in the second quarter of last year. The increase in other income primarily reflected rental income related to Heinrich and more favorable foreign currency effects.

Income before income taxes and minority interest was $16.3 million for the second quarter 2004 compared to $6.0 million for the second quarter of 2003. Income taxes were $5.9 million with an effective tax rate of 36% for the second quarter of 2004 compared to $2.2 million with an effective tax rate of 36% in the second quarter of last year.

Net income for the second quarter 2004 was $10.3 million or $0.46 per diluted share compared to $3.9 million or $0.18 per diluted share for the same quarter of last year.

Six Months, 2004

Sales for the first six months of 2004 increased 68% to $240.2 million from $142.8 million for the first six months last year. The acquisitions of Teccor and Heinrich accounted for approximately $64 million of the increase from the first six months of last year. On a geographic basis, sales in the Americas increased 54% in the first half of 2004 compared to the prior year due primarily to the Teccor acquisition and strong organic growth in each of the Company's three businesses: electronic, automotive and electrical. Europe sales increased 82% in the first half of 2004 compared to the prior year due to the Heinrich and Teccor acquisitions, improvement in the European electronics market and favorable currency effects. Asia sales increased 83% compared to the prior year due to the Teccor and Heinrich acquisitions and continued strength in the digital consumer end markets.

Gross profit was $84.0 million or 35.0% of sales for the first six months of 2004 compared to $47.0 million or 32.9% of sales for the first six months of last year. Improvement in gross margin for the first six months as compared to the prior year is primarily due to operating leverage from higher sales and cost reductions in excess of price erosion, partially offset by $1.3 million of restructuring charges related to manufacturing transfers and plant downsizing activities and the addition of lower margin Heinrich sales.

Total operating expense was $52.3 million or 21.8% of sales for the first six months of 2004 compared to $35.4 million or 24.8% last year. The increase in operating expenses is largely due to the additional expenses related to Teccor and Heinrich.

Operating income for the first six months of 2004 was $31.7 million or 13.2% of sales compared to $11.6 million or 8.1% of sales for the prior year.

Interest expense was $0.9 million for the first half 2004 compared to $1.1 million last year. Other income was $0.5 million for the first six months of 2004 compared to $0.6 million for the same period last year.

Income before taxes and minority interest was $31.3 million for the first half of 2004 compared to $11.1 million the first half of last year. Income taxes were $11.3 million the first six months 2004 compared to $4.0 million last year.

Net income for the first six months of 2004 increased to $20.0 million from $7.1 million for the same period last year. Earnings per share for the first six months of 2004 increased to $0.89 per diluted share compared to $0.32 per diluted share last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 2004 year with $22.1 million of cash. Net cash provided by operations was $19.1 million for the first six months. Net cash used in investing activities included $9.1 million in purchases of property, plant and equipment and $32.8 million, net of cash acquired of $15.7 million, for the purchase of Heinrich. In addition, net cash provided by financing activities included stock option exercises of $8.3 million along with net proceeds of long-term debt of $29.0 million. The effects of exchange rate changes decreased cash by $2.2 million. The net cash provided by operations, less investing and financing activities plus the effects of exchange rate changes, resulted in a $12.3 million net increase in cash. This left the Company with a cash balance of $34.4 million at July 3, 2004.

The ratio of current assets to current liabilities was 2.3 to 1 at the end of the second quarter of 2004 compared to 2.6 to 1 at second quarter 2003. The days sales in receivables was approximately 54 days at the end of the second quarter of 2004, compared to 50 days at the end 2003, and 55 days at the end of the second quarter 2003. The increase in days sales in receivables resulted primarily from the addition of Heinrich whose days in receivables was higher than that of the Company. The days inventory outstanding was approximately 73 days at the end of the second quarter of 2004 compared to 71 days at the end of 2003 and 88 days at end of the second quarter of 2003. The increase in days inventory outstanding resulted primarily from the addition of Heinrich whose days inventory outstanding is higher than that of the Company.

The Company's net capital expenditures were $6.1 million for the second quarter of 2004 and $9.1 million for the first six months of 2004 compared to the prior year periods of $2.1 million and $4.8 million respectively. The increase in capital expenditures reflects the acquisitions of Teccor and Heinrich and capacity additions for electronic and automotive products.

Total debt at the end of the second quarter 2004 totaled $59.0 million and consisted of the following: (1) 6.16% private placement notes totaling $20.0 million, (2) foreign revolver borrowings totaling $9.7 million and (3) notes payable relating to mortgages totaling $0.3 million and (4) credit revolver borrowings totaling $29.0 million. Of this indebtedness, $47.4 million is considered to be current liabilities. The Company has a $50.0 million, three-year revolving bank credit agreement that expires on August 26, 2006. The bank credit agreement is subject to a maximum indebtedness calculation and other financial covenants. No revolver principal payments are required until the agreement matures. At July 3, 2004, the Company had available $21.0 million of borrowing capability under the revolving bank credit agreement. The revolving bank credit agreement has an interest rate of prime or LIBOR plus 0.875%. The Company also had $1.8 million in letters of credit outstanding at July 3, 2004.

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

The Company had long-term debt outstanding at July 3, 2004, in the form of senior notes and foreign lines of credit at variable interest rates. Approximately 34% of the Company's long-term debt is at fixed rates and primarily consists of private placement notes.

A portion of the Company's operations consists of manufacturing and sales activities in foreign countries. The Company has manufacturing facilities in Mexico, England, Ireland, Switzerland, China, Germany, Hungary and the Philippines. Substantially all sales in Europe are denominated in British Pounds Sterling, United States Dollars and Euros and substantially all sales in the Asia-Pacific region are denominated in United States Dollars, Japanese Yen and South Korean Won.

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

The Company, excluding Heinrich, has entered into cross currency rate swaps with a notional amount of $11.6 million. The cross currency swaps convert $11.6 million of the Company's fixed rate 6.16% U.S. Dollar debt to fixed rate 3.13% Japanese Yen debt. The fair value of the rate swap agreements outstanding at July 3, 2004, which had a notional amount of $4.9 million, was recognized as a $0.7 million liability, and is reported in consolidated shareholders' equity as a component of other comprehensive income.

Between June 1, 2004 and September 30, 2005, Heinrich Industrie AG purchased Euro forward contracts with a notional amount of $6.7 million as a cash flow hedge of the variability of US Dollar cash attributable to the exchange rate risk on forecasted intercompany sales to U.S. and Asian subsidiaries. These forward contracts guarantee the rate at which the USD flows will be converted to Euros in the future. The forward agreements were accounted for as a cash flow hedge and reported at fair value. The notional amount outstanding at June 30, 2004 was $6.7 million and the fair value of the outstanding forward contracts was recognized as a $0.4 million asset and as a credit to comprehensive income in the Consolidated Balance Sheet at June 3, 2004.

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

Item 4.  Controls and Procedures

As of July 3, 2004, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Report. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by the Company's Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

      The annual meeting of stockholders of Littelfuse, Inc. was held on April 30, 2004. The following matters were voted upon at this annual meeting and the results of such votes are provided below:

      1. Election of seven nominees to the Board of Directors to serve terms of one year or until their successors are elected:

      (i)                Howard B. Witt

                         Withhold                                 Broker
      For  19,288,852    Authority  1,191,277   Abstentions ___   Nonvotes ___

      (ii)               John Driscoll

                         Withhold                                 Broker
      For 20,171,042     Authority 309,037      Abstentions ___   Nonvotes ___

      (iii)              Anthony Grillo

                         Withhold                                 Broker
      For 18,856,364     Authority 1,623,715    Abstentions ___   Nonvotes ___

      (iv)               Bruce A. Karsh

                         Withhold                                 Broker
      For 19,609,536     Authority 870,543      Abstentions ___   Nonvotes ___

      (v) John E. Major

                         Withhold                                 Broker
      For 18,881,702     Authority 1,598,377    Abstentions ___   Nonvotes ___

      (vi)               Gordon Hunter

                         Withhold                                 Broker
      For 19,646,619     Authority 833,460      Abstentions ___   Nonvotes ___

      (vii)              Ronald L. Schubel

                         Withhold                                 Broker
      For 19,418,500     Authority 1,061,579    Abstentions ___   Nonvotes ___

      2. Approval and ratification of the Directors' appointment of Ernst & Young, LLP as the Company's independent auditors for the year ending January 1, 2005

                                                                  Broker
      For 18,541,342     Against  1,929,787     Abstentions 8,950 Nonvotes ___

PART II - OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

            (a)         Exhibit                  Description
                        -------                  -----------

                          31.1     Certification of Howard B. Witt, Pursuant to
                                   Section 302 of the Sarbanes-Oxley Act of 2002

                          31.2 Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                          32.1 Certification Pursuant to Section 906 of the Sarbaes-Oxley Act of 2002, 18 U.S.C Section 1350

            (b)         Reports on Form 8-K filed during the quarter ended July
                        3, 2004

                        A Current Report on Form 8-K (Items 5 and 7) filed on April 28, 2004.

                        A Current Report on Form 8-K (Items 5 and 7) filed on May 6, 2004.

                        A Current Report on From 8-K/A (Items 2 and 7) filed on July 20, 2004.

                        A Current Report on From 8-K (Items 5 and 7) filed on July 29, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended July 3, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LITTELFUSE, INC.

Date:  August 12, 2004                   By  /s/ Philip G. Franklin
                                             ----------------------------------
                                             Philip G. Franklin
                                             Vice President, Operations
                                             Support and Chief Financial
                                             Officer (As duly authorized officer
                                             and as the principal financial and
                                             accounting officer)