Form 10-Q/A
period 2004-04-03
LITTELFUSE INC /DE
filed 2004-11-08
CIK 889331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

         (Mark One)

              X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             ---    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                    ENDED April 3, 2004 OR

                    TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
             --- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

                         Commission file number 0-20388

                                LITTELFUSE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                  36-3795742
    ---------------------------------------              ------------------
          (State or other jurisdiction                    (I.R.S. Employer
       of incorporation or organization)                 Identification No.)

           800 EAST NORTHWEST HIGHWAY
             DES PLAINES, ILLINOIS                             60016
    ----------------------------------------             ------------------
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

                                EXPLANATORY NOTE


This Amendment Number 1 to our quarterly report on Form 10-Q for the quarter ended April 3, 2004 is being filed solely to correct typographical errors in the certifications of the principal executive officer and of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This amendment speaks as of the original filing date of our quarterly report on Form 10-Q. Except for such exhibits, no other information contained in our Form 10-Q for the quarter ended April 3, 2004 has been updated or amended.


Item 6: Exhibits and Reports on Form 8-K

(a) Exhibit No.     Description
    -----------     -----------

    31.1 Certification of Howard B. Witt, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S. C Section 1350





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LITTELFUSE, INC.

Date:  November 8, 2004                      By  /s/ Howard B. Witt
                                                --------------------------------
                                                 Howard B. Witt
                                                 Chairman, President & CEO


Date:  November 8, 2004                      By  /s/ Philip G. Franklin
                                                --------------------------------
                                                 Philip G. Franklin
                                                 Vice President, Operations
                                                 Support and Chief Financial
                                                 Officer
                                                 (As duly authorized officer and
                                                 as the principal financial and
                                                 accounting officer)