Form 10-Q/A
period 2004-07-03
LITTELFUSE INC /DE
filed 2004-11-08
CIK 889331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

         (Mark One)

              X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             ---    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                    ENDED July 3, 2004 OR


                    TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
             --- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


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

                                EXPLANATORY NOTE


This Amendment Number 1 to our quarterly report on Form 10-Q for the quarter ended July 3, 2004 is being filed solely to correct typographical errors in the certifications of the principal executive officer and of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This amendment speaks as of the original filing date of our quarterly report on Form 10-Q. Except for such exhibits, no other information contained in our Form 10-Q for the quarter ended July 3, 2004 has been updated or amended.


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