Form 10-Q
period 2004-10-02
LITTELFUSE INC /DE
filed 2004-11-12
CIK 889331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 2, 2004

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission file number 0-20388

                                LITTELFUSE, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         36-3795742
            --------                                         ----------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)

        800 EAST NORTHWEST HIGHWAY
           DES PLAINES, ILLINOIS                                60016
           ---------------------                                -----
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

      As of October 2, 2004, 22,252,982 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS

                                                                                                                   PAGE
                                                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of October 2, 2004, and January 3, 2004 (unaudited).......      1

            Condensed Consolidated Statements of Income for the periods ended
            October 2, 2004, and September 27, 2003 (unaudited)................................................      2

            Condensed Consolidated Statements of Cash Flows for the periods ended
            October 2, 2004, and September 27, 2003 (unaudited)................................................      3

            Notes to the Condensed Consolidated Financial Statements (unaudited)...............................      4

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..............     11

Item 3.     Qualitative and Quantitative Disclosures about Market Risk.........................................     14

Item 4.     Controls and Procedures............................................................................     15

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K...................................................................     16

                                LITTELFUSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)

                                                            OCTOBER 2,    January 3,
                                                               2004          2004
                                                               ----          ----
ASSETS:
Cash and cash equivalents ..............................     $ 27,325      $ 22,128

Receivables ............................................       82,959        52,149
Inventories ............................................       78,769        52,598
Other current assets ...................................       28,372        22,265
                                                             --------      --------

Total current assets ...................................      217,425       149,140

Property, plant, and equipment .........................      296,236       252,800
Accumulated depreciation ...............................     (165,990)     (154,321)
                                                             --------      --------
Property, plant, and equipment, net ....................      130,246        98,479
Intangible assets, net .................................       18,797        11,943
Goodwill ...............................................       61,704        48,643
Investments ............................................        8,819         2,543
Other assets ...........................................          786           822
                                                             --------      --------

    Total assets .......................................     $437,777      $311,570
                                                             ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities excluding current portion
    of long-term debt ..................................     $102,527      $ 64,892
Current portion of long-term debt ......................       38,403        18,496
                                                             --------      --------

Total current liabilities ..............................      140,930        83,388

Long-term debt .........................................        1,574        10,201

Accrued post-retirement benefits .......................       18,717         4,564
Other long-term liabilities ............................       14,476         1,072
Minority interest ......................................       12,309           143
Shareholders' equity ...................................      249,771       212,202
                                                             --------      --------
Total liabilities and shareholders' equity .............     $437,777      $311,570
                                                             ========      ========

Common shares issued and outstanding
    of 22,252,982 and 22,063,943,
    at October 2, 2004 and January 3, 2004, respectively

                                LITTELFUSE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data, unaudited)

                                                              For the Three Months Ended  For the Nine Months Ended
                                                              --------------------------  -------------------------
                                                                 OCT 2,       Sept 27,       OCT 2,        Sept 27,
                                                                  2004          2003         2004            2003
                                                                  ----          ----         ----            ----
Net sales ................................................     $ 135,926     $  94,696     $ 376,103      $ 237,447

Cost of sales ............................................        86,565        66,910       242,758        162,709
                                                               ---------     ---------     ---------      ---------

Gross profit .............................................        49,361        27,786       133,345         74,738

Selling, general and administrative expenses .............        26,181        18,228        70,296         49,449
Research and development expenses ........................         4,324         2,297        11,661          6,092
Amortization of intangibles ..............................           480           192         1,289            575
                                                               ---------     ---------     ---------      ---------

Operating income .........................................        18,376         7,069        50,099         18,622

Interest expense .........................................           387           544         1,305          1,594
Other (income) expense ...................................           303           160          (158)          (391)
                                                               ---------     ---------     ---------      ---------

Income before minority interest and income taxes .........        17,686         6,365        48,952         17,419

Minority interest ........................................            75             -           135              -
Income taxes .............................................         6,361         2,292        17,617          6,271
                                                               ---------     ---------     ---------      ---------

Net income ...............................................     $  11,250     $   4,073     $  31,200      $  11,148
                                                               =========     =========     =========      =========

Net income per share:

      Basic ..............................................     $    0.50     $    0.19     $    1.41      $    0.51
                                                               =========     =========     =========      =========
      Diluted ............................................     $    0.49     $    0.19     $    1.38      $    0.51
                                                               =========     =========     =========      =========

Weighted average shares and equivalent shares outstanding:
      Basic ..............................................        22,350        21,823        22,189         21,794
                                                               =========     =========     =========      =========
      Diluted ............................................        22,844        21,955        22,594         21,862
                                                               =========     =========     =========      =========

                                LITTELFUSE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                  For the Three Months Ended  For the Nine Months Ended
                                                                 --------------------------  -------------------------
                                                                     OCT 2,       Sept 27,       OCT 2,       Sept 27,
                                                                      2004          2003          2004          2003
                                                                      ----          ----          ----          ----
Operating activities:
Net income ....................................................     $ 11,250      $  4,073      $ 31,200      $ 11,148
Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation .........................................        5,828         5,223        17,644        13,857
         Amortization .........................................          480           192         1,289           575
Changes in operating assets and liabilities:
         Accounts receivable ..................................         (598)       (2,806)      (14,416)       (4,608)
         Inventories ..........................................       (6,834)        4,309        (8,067)        1,588
         Accounts payable and accrued expenses ................        1,817         6,428         3,596         5,814
         Prepaid expenses and other ...........................       11,683         1,125        11,442        (1,431)
                                                                    --------      --------      --------      --------
Net cash provided by operating activities .....................       23,626        18,544        42,688        26,943

Cash used in investing activities:
         Purchases of property, plant, and equipment ..........       (7,343)       (9,136)      (16,394)      (11,712)
         Acquisitions, net of cash acquired ...................       (2,512)      (44,496)      (35,319)      (44,496)
         Sale of property, plant and equipment ................        2,684             -         2,684             -
         Sale of marketable securities, net ...................            -             -             -         8,806
                                                                    --------      --------      --------      --------
Net cash used in investing activities .........................       (7,171)      (53,632)      (49,029)      (47,402)

Cash provided by (used in) financing activities:
         Proceeds from long-term debt .........................          700        30,500        32,700        30,500
         Payments of long-term debt ...........................      (19,603)      (28,550)      (22,650)      (29,991)
         Proceeds from exercise of stock options ..............        2,026           282        10,335           982
         Purchase of treasury stock ...........................       (5,604)            -        (5,604)            -
                                                                    --------      --------      --------      --------
Net cash provided by (used in) in financing activities ........      (22,481)        2,232        14,781         1,491

Effect of exchange rate changes on cash .......................       (1,033)        1,315        (3,243)        1,956
                                                                    --------      --------      --------      --------

Increase (decrease) in cash and cash equivalents ..............       (7,059)      (31,541)        5,197       (17,012)

Cash and cash equivalents at beginning of period ..............       34,384        42,279        22,128        27,750
                                                                    --------      --------      --------      --------
Cash and cash equivalents at end of period ....................     $ 27,325      $ 10,738      $ 27,325      $ 10,738
                                                                    ========      ========      ========      ========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 OCTOBER 2, 2004

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the periods ended October 2, 2004, and September 27, 2003, are not necessarily indicative of the results that may be expected for the year ending January 1, 2005. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended January 3, 2004.

2. BUSINESS SEGMENT INFORMATION

The Company designs, manufactures and sells circuit protection devices throughout the world. The Company has three reportable geographic segments:
Americas, Europe and Asia-Pacific. The circuit protection market in these geographical segments is categorized into three major product areas: electronic, automotive and electrical.

The Company evaluates the performance of each geographic segment based on its net income or loss. The Company also accounts for inter segment sales as if the sales were to third parties.

The Company's reportable segments are the geographical regions where the revenue is earned and expenses are incurred. The Company has subsidiaries in Americas, Europe and Asia-Pacific where each region is measured based on its sales and operating income or loss.

Revenues from no single customer amounted to 10% or more of the Company's total revenues for the quarter ended October 2, 2004.

Information concerning the operations in these geographic segments for the periods ended October 2, 2004, and September 27, 2003, is as follows (in thousands):

                                          Three Months       Three months         Nine Months        Nine Months
                                              Ended              Ended               Ended              Ended
                                         October 2, 2004  September 27, 2003    October 2, 2004   September 27, 2003
                                         ---------------  ------------------    ---------------   ------------------
NET SALES

Americas                                 $       57,339      $       46,406     $       166,147      $     117,291
Europe                                           34,412              15,281              86,262             43,680
Asia-Pacific                                     44,175              33,009             123,694             76,476
                                         --------------      --------------     ---------------      -------------
Combined total                                  135,926              94,696             376,103            237,447
Corporate                                             -                   -                   -                  -
                                         --------------      --------------     ---------------      -------------
Consolidated total                       $      135,926      $       94,696     $       376,103      $     237,447

INTER SEGMENT SALES

Americas                                 $       47,781      $       17,845     $        86,037      $      53,116
Europe                                           13,973              12,713              44,395             38,019
Asia-Pacific                                      8,269               4,799              21,891             15,307
                                         --------------      --------------     ---------------      -------------
Combined total                                   70,023              35,357             152,323            106,442
Corporate                                             -                   -                   -                  -
Elimination                                     (70,023)            (35,357)           (152,323)          (106,442)
                                         ---------------     ---------------    ----------------     --------------
Consolidated total                       $            -      $            -     $             -      $           -

INTEREST EXPENSE

Americas                                 $          385      $          525     $         1,299      $       1,533
Europe                                                2                   -                   6                  4
Asia-Pacific                                          -                  19                   -                 57
                                         --------------      --------------     ---------------      -------------
Combined total                                      387                 544               1,305              1,594
Corporate                                             -                   -                   -                  -
                                         --------------      --------------     ---------------      -------------
Consolidated total                       $          387      $          544     $         1,305      $       1,594

DEPRECIATION AND AMORTIZATION

Americas                                 $        3,183      $        4,232     $        12,236      $      10,726
Europe                                            2,139                 436               4,207              1,473
Asia-Pacific                                        506                 555               1,201              1,657
                                         --------------      --------------     ---------------      -------------
Combined total                                    5,828               5,223              17,644             13,856
Corporate                                           480                 192               1,289                576
                                         --------------      --------------     ---------------      -------------
Consolidated total                       $        6,308      $        5,415     $        18,933      $      14,432

OTHER (INCOME) EXPENSE

Americas                                 $          219      $          (73)    $          (311)     $        (467)
Europe                                              290                (138)               (145)              (114)
Asia-Pacific                                       (206)                371                 298                190
                                         --------------      --------------     ---------------      -------------
Combined total                                      303                 160                (158)              (391)
Corporate                                             -                   -                   -                  -
                                         --------------      --------------     ---------------      -------------
Consolidated total                       $          303      $          160     $          (158)     $        (391)

INCOME TAX EXPENSE

Americas                                 $        4,130      $        1,069     $        11,306      $       3,182
Europe                                              832                 314               2,556                441
Asia-Pacific                                      1,399                 909               3,755              2,648
                                         --------------      --------------     ---------------      -------------
Combined total                                    6,361               2,292              17,617              6,271
Corporate                                             -                   -                   -                  -
                                         --------------      --------------     ---------------      -------------
Consolidated total                       $        6,361      $        2,292     $        17,617      $       6,271

NET INCOME(LOSS)

Americas                                 $        7,239      $        1,440     $        20,120      $       5,006
Europe                                              254                 248                 341               (274)
Asia-Pacific                                      4,237               2,576              11,823              6,992
                                         --------------      --------------     ---------------      -------------
Combined total                                   11,730               4,265              32,284             11,724
Corporate                                          (480)               (192)             (1,084)              (576)
                                         --------------      --------------     ---------------      -------------
Consolidated total                       $       11,250      $        4,073     $        31,200      $      11,148

NET SALES

Electronic                               $       90,312      $       62,461     $       248,278      $     139,354
Automotive                                       27,488              23,100              85,714             72,360
Electrical                                       18,126               9,135              42,111             25,733
                                         --------------      --------------     ---------------      -------------
Consolidated total                       $      135,926      $       94,696     $       376,103      $     237,447

Total assets

                                          October 2,    January 3,
                                             2004          2004
                                             ----          ----
Americas                                 $   300,074    $  356,871
Europe                                       193,836        33,637
Asia-Pacific                                  63,381        47,798
                                         -----------    ----------
Combined total                               557,291       438,306
Eliminations                                (119,514)     (126,736)
                                         -----------    ----------
Consolidated total                       $   437,777    $  311,570
                                         ===========    ==========

3. INVENTORIES

The components of inventories are as follows (in thousands):

                                          October 2,    January 3,
                                             2004          2004
                                             ----          ----
Raw material                             $    15,899    $   11,783
Work in process                               25,981        16,224
Finished goods                                36,889        24,591
                                         -----------    ----------
  Total                                  $    78,769    $   52,598
                                         ===========    ==========

4. LONG-TERM OBLIGATIONS

Total debt including the current portion at the end of the third quarter 2004 totaled $40.0 million and consisted of the following: (1) 6.16% private placement notes totaling $10.0 million, (2) foreign revolver borrowings totaling $7.8 million and (3) notes payable relating to mortgages totaling $0.2 million and (4) credit revolver borrowings totaling $22.0 million. Of this indebtedness, $38.4 million is considered to be current liabilities. The Company has a $50.0 million, three-year revolving bank credit agreement that expires on August 26, 2006. The bank credit agreement is subject to a maximum indebtedness calculation and other financial covenants. No revolver principal payments are required until the agreement matures. At October 2, 2004, the Company had available $28.0 million of borrowing capability under the revolving bank credit agreement. The revolving bank credit agreement has an interest rate of prime or LIBOR plus ..875%. The Company also had $1.8 million in letters of credit outstanding at October 2, 2004.

5. PER SHARE DATA

Net income per share amounts for the three months and nine months ended October 2, 2004, and September 27, 2003, are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

                                          Three months ended      Nine months ended
                                          ------------------      -----------------
                                          Oct 2,     Sept 27,     Oct 2,     Sept 27,
                                          2004        2003        2004        2003
                                          ----        ----        ----        ----
Net income                               $11,250     $ 4,073     $31,200     $11,148
                                         =======     =======     =======     =======

Average shares outstanding - Basic        22,350      21,823      22,189      21,794

Net effect of dilutive stock options
 and restricted shares
         - Diluted                           494         132         405          68
                                         -------     -------     -------     -------

Average shares outstanding - Diluted      22,844      21,955      22,594      21,862
                                         =======     =======     =======     =======

Net income per share
       - Basic                           $  0.50     $  0.19     $  1.41     $  0.51
                                         =======     =======     =======     =======
       - Diluted                         $  0.49     $  0.19     $  1.38     $  0.51
                                         =======     =======     =======     =======

Options to purchase 347,500 and 1,214,920 shares of common stock were outstanding at October 2, 2004, and September 27, 2003, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

6. HEINRICH ACQUISITION

      On May 6, 2004, the Company acquired 82% of the common stock of Heinrich Industrie AG ("Heinrich") for euro 39.5 million (approximately $47.7 million) in cash and also incurred acquisition costs of euro 2.0 million (approximately $2.4 million). The Company purchased the controlling interest in Heinrich from its two largest shareholders and initiated a tender offer for the remaining shares of the publicly held company. The Company funded the acquisition with $18.1 million in cash and $32.0 million of borrowings on an existing credit revolver.

Subsequent to May 6, 2004, the Company purchased additional shares of Heinrich stock for approximately $2.5 million, bringing the total ownership to 87% as of October 2, 2004.

Heinrich, the holding company for the Wickmann Group of circuit protection products, has three business units: electronic, automotive and electrical. Littelfuse intends to operate Heinrich in such business units subsequent to the acquisition. The Heinrich acquisition expands the Company's product offerings and strengthens the Company's position in the circuit protection industry.

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

Purchase price allocation (in thousands)

Current assets                                                  $  50,750
Property, plant and equipment                                      36,754
Intangible assets                                                   8,374
Goodwill                                                           12,744
Other assets                                                        8,955
Current liabilities                                               (20,443)
Purchase accounting liabilities                                   (10,505)
Other long-term liabilities                                       (24,262)
Minority interest                                                  (9,692)
                                                                ---------
                                                                $  52,675
                                                                =========

The final purchase price allocation is subject to revision based upon receipt of the independent appraisal of the property, equipment and intangible assets acquired.

Purchase accounting liabilities are estimated to be $10.5 million and are primarily for redundancy costs to be paid through 2005 related to manufacturing operations and selling, general and administrative functions. These liabilities are subject to revision as the Company implements its plan. The Company began formulating its plan to incur these costs as of the acquisition date. As of October 2, 2004, no amounts have been paid related to these liabilities.

The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the acquisition had occurred on the first day of the respective periods.

                                      Three Months Ended                   Nine Months Ended
                                      ------------------                   -----------------
                              October 2,2004 September 27, 2003    October 2, 2004  September 27, 2003
                               (unaudited)      (unaudited)          (unaudited)       (unaudited)
                                                            in thousands
Net revenues                     $135,926         $111,842             $426,447         $304,938

Income from operations             18,376            6,067               49,123           16,644

Net income                         11,250            3,735               30,889           10,319

Diluted income per share         $   0.49         $   0.17             $   1.37         $   0.47

7. DERIVATIVES AND HEDGING

On June 11, 2002, the Company, entered into cross currency rate swaps, with a notional amount of $11.6 million, as a cash flow hedge of the variability of Yen cash flows attributable to the USD/JPY exchange rate risk on forecasted intercompany sales of inventory to a Japanese subsidiary. The cross currency swaps convert $11.6 million of the Company's fixed rate 6.16% U.S. dollar debt to fixed rate 3.13% Japanese Yen debt. At the inception of the hedge, both the foreign currency swap and the intercompany sales subject to the hedge were denominated in JPY. The swap agreements were accounted for as a cash flow hedge and reported at fair value. The notional amount outstanding at October 2, 2004, was $3.8 million and the fair value of the outstanding cross currency rate swap agreements was recognized as a $0.5 million liability and as a charge to accumulated other comprehensive loss in the Consolidated Balance Sheet at October 2, 2004.

For the period from June 1, 2004 to September 30, 2005, Heinrich Industrie AG purchased euro forward contracts with a notional amount of $6.7 million as a cash flow hedge of the variability of US dollar cash attributable to the exchange rate risk on forecasted intercompany sales to U.S. and Asian subsidiaries. These forward contracts guarantee the rate at which the US dollar cash flows will be converted to euros in the future. The forward agreements were accounted for as a cash flow hedge and reported at fair value. The notional amount outstanding at October 2, 2004, was $4.5 million and the fair value of the outstanding forward contracts was recognized as a $0.3 million asset and as a credit to comprehensive income in the Consolidated Balance Sheet at October 2, 2004.

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

8. PENSIONS

The components of net periodic benefit cost for the three and nine months ended 2004 compared with the three and nine months ended 2003 were (in thousands):

                                  Three Months Ended         Nine Months Ended        Three Months Ended    Nine Months Ended
                                  ------------------         -----------------        ------------------    -----------------
                                                U.S. Pension Benefits                               Foreign Plans
                                                ---------------------                               -------------
                                   2004         2003         2004          2003         2004      2003       2004        2003
                                   ----         ----         ----          ----         ----      ----       ----        ----
Service cost                     $    690      $   667     $  2,070      $  2,001     $   281    $  249    $    843     $  747
Interest cost                         875          888        2,625         2,664         372       315       1,116        945
Expected return on plan
Assets                               (912)        (916)      (2,736)       (2,748)       (384)     (311)     (1,152)      (933)
Amortization of prior
service cost                            3            3            9             9          (3)       (3)         (9)        (9)
Amortization of transition
Asset                                   -            -            -             -         (23)      (26)        (69)       (78)
Amortization of net (gain)
Loss                                   40           28          120            84          52         -         156          -
Recognized actuarial loss               -            -            -             -           -        63           -        189
                                 --------      -------     --------      --------     -------    ------    --------     ------
Total cost of the plan                696          670        2,088         2,010         295       287         885        861
Expected plan participants'
contribution                            -            -            -             -         (52)      (52)       (156)      (156)
                                 --------      -------     --------      --------     --------   -------   ---------    -------
Net periodic benefit cost        $    696      $   670     $  2,088      $  2,010     $   243    $  235    $    729     $  705
                                 --------      -------     --------      --------     -------    ------    --------     ------

The expected rate of return on pension assets is 8.75% and 9.00% in 2004 and 2003, respectively.

9. COMPREHENSIVE INCOME

Total comprehensive income for the three months ended October 2, 2004 and September 27, 2003 was approximately $13.9 million and $5.2 million, respectively, and for the nine months ended October 2, 2004 and September 27, 2003 was $32.9 million and $14.5 million, respectively. The adjustment for comprehensive income consists of deferred gains and losses from foreign currency translation adjustments and qualified cash flow hedges for the periods ended October 2, 2004 and September 27, 2003, and additionally unrealized gains and losses on available-for-sales securities for the period ended October 2, 2004.

10. STOCK-BASED COMPENSATION

The following table discloses the Company's pro forma net income and diluted net income per share had the valuation methods under SFAS 123 been used for the Company's stock option grants. The table also discloses the weighted average assumptions used in estimating the fair value using the Black-Scholes option pricing model.

(In thousands, except per share amounts)

                                           Three months ended               Nine months ended
                                           ------------------               -----------------
                                      October 2,     September 27,      October 2,     September 27,
                                        2004             2003              2004            2003
                                        ----             ----              ----            ----
Net income as reported              $      11,250    $      4,073     $      31,200    $      11,148
Stock option compensation
 expense, net of tax                         (273)           (302)             (795)            (816)
                                    -------------    ------------     -------------    -------------
Pro forma net income                $      10,977    $      3,771     $      30,405    $      10,332
Basic net income per share
As reported                         $        0.50    $       0.19     $        1.41    $        0.51
Pro forma                           $        0.49    $       0.17     $        1.37    $        0.47
Diluted net income per share
As reported                         $        0.49    $       0.19     $        1.38    $        0.51
Pro forma                           $        0.48    $       0.17     $        1.34    $        0.47
Risk-free interest rate                      3.39%           3.10%             3.39%            3.10%
Expected dividend yield                         0%              0%                0%               0%
Expected stock price volatility              43.0%           50.2%             43.0%            50.2%
Expected life of options               8 years          8 years          8 years          8 years

These pro forma amounts may not be representative of future disclosures because the estimated fair value of the options is amortized to expense over the vesting period and additional options may be granted in the future.


11. Subsequent Event

Subsequent to October 2, 2004 the Company signed an agreement for the purchase of an additional 10.1% of shares in Heinrich Industrie AG of Witten, Germany, to increase ownership to approximately 97%. Pursuant to this agreement, the Company will purchase an additional 202,000 shares of Heinrich for approximately 4.8 million euros in a private transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          Sales by Market and Geography
                              (Dollars in Millions)

                                   THIRD QUARTER                   YEAR-TO-DATE
                           --------------------------      ----------------------------
                           2004       2003   % CHANGE      2004       2003     % CHANGE
                           ----       ----   --------      ----       ----     --------
MARKET
Electronics              $   79.2   $  62.5      27%     $  230.9   $  139.4      66%
Automotive                   23.4      23.1       1%         78.6       72.4       9%
Electrical                    9.9       9.1       9%         28.6       25.7      11%
                         --------   -------      --      --------   --------      --
          Subtotal          112.5      94.7      19%        338.1      237.5      42%
Heinrich                     23.4         -       -          38.0          -       -
                         --------   -------      --      --------   --------      --

               TOTAL     $  135.9   $  94.7      44%     $  376.1   $  237.5      58%
                         ========   =======      ==      ========   ========      ==

                                   THIRD QUARTER                   YEAR-TO-DATE
                                   -------------                   ------------
                           2004       2003   % CHANGE      2004       2003     % CHANGE
                           ----       ----   --------      ----       ----     --------
GEOGRAPHY
Americas                 $   57.2   $  46.4       23%    $  166.1   $  117.3      42%
Europe                       34.4      15.3      125%        86.2       43.7      97%
Asia Pacific                 44.3      33.0       34%       123.8       76.5      62%
                         --------   -------      ----    --------   --------      --

               TOTAL     $  135.9   $  94.7       44%    $  376.1   $  237.5      58%
                         ========   =======      ====    ========   ========      ==

Results of Operations
Third Quarter, 2004

Sales increased $41.2 million or 44% to $135.9 million in the third quarter of 2004, compared to $94.7 million in the third quarter of 2003. The acquisition of Heinrich accounted for approximately $23.4 million of the increase from the prior year quarter. Excluding Heinrich, sales for the third quarter of 2004 increased approximately 19% compared to the prior year quarter.

On a geographic basis, sales in the Americas increased $10.8 million or 23% in the third quarter of 2004, compared to the third quarter of last year. The electronics business was the major contributor to this growth reflecting strength in the telecom and industrial markets, while Heinrich contributed $2.0 million for the quarter. Europe sales increased $19.1 million or 125% in the third quarter of 2004 compared to the third quarter of last year. Heinrich contributed $16.2 million of this increase. Excluding Heinrich, Europe sales increased 19% compared to the third quarter of 2003 due to improved demand for electronics products and favorable currency effects. Asia sales increased $11.3 million or 34% compared to the prior year third quarter. Excluding Heinrich, which contributed $5.3 million, Asia sales increased 18% compared to the prior year third quarter. This increase was largely due to increased demand in the digital consumer electronics market.

Electronic sales, excluding Heinrich, increased $16.7 million or 27% for the third quarter of 2004 compared to the prior year quarter due to continued strength across all electronic end markets. Automotive sales, excluding Heinrich increased $0.3 million or 1% for the third quarter of 2004 compared to the prior year quarter, but decreased by 2% excluding currency effects. The modest decline in automotive sales, assuming a constant currency, was due primarily to softness in the European market. Electrical sales, excluding Heinrich, increased $0.8 million or 9% in the third quarter of 2004 compared to the same quarter last year as the electrical markets benefited from increased industrial activity and the beginnings of a recovery in non-residential construction.

Gross profit was $49.4 million or 36.3% of sales for the third quarter of 2004, compared to $27.8 million or 29.3% in the same quarter last year. The increase in gross margin was mainly attributable to operating leverage from higher sales and cost reductions in excess of price erosion, partially offset by $1.3 million of restructuring charges related to manufacturing transfers and plant downsizing activities and the addition of lower margin Heinrich sales.

Total operating expense was $31.0 million or 22.8% of sales for the third quarter of 2004 compared to $20.7 million or 21.9% of sales for the same quarter in the prior year. The increase in operating expense as a percentage of sales reflects additions to sales and engineering staffs to support the Company's solution selling strategy and professional fees associated with Sarbanes-Oxley compliance.

Operating income was $18.4 million or 13.5% of sales for the third quarter of 2004 compared to $7.1 million or 7.5% of sales for the same quarter of last year reflecting the sales and margin improvements discussed above.

Interest expense was $0.4 million in the third quarter of this year compared to $0.5 million in the third quarter of last year. Other expense was $0.3 million for the third quarter of 2004 compared to $0.2 million in the third quarter of last year.

Income before income taxes and minority interest was $17.7 million for the third quarter 2004 compared to $6.4 million for the third quarter of 2003. Income taxes were $6.4 million with an effective tax rate of 36% for the third quarter of 2004 compared to $2.3 million with an effective tax rate of 36% in the third quarter of last year.

Net income for the third quarter 2004 was $11.3 million or $0.49 per diluted share compared to $4.1 million or $0.19 per diluted share for the same quarter of last year.

Nine Months, 2004

Sales for the first nine months of 2004 increased 58% to $376.1 million from $237.5 million for the first nine months of last year. The acquisition of Heinrich accounted for approximately $38.0 million of the increase. On a geographic basis, sales in the Americas increased 42% in the first nine months of 2004 compared to the prior year due primarily to Teccor, which was acquired on July 7, 2003, and strong organic growth in the electronics business. Increased sales of automotive and electrical products as well as the Heinrich acquisition also contributed to sales growth in the Americas for the first nine months of 2004. Europe sales increased 97% in the first nine months of 2004 compared to the prior year due primarily to the Heinrich acquisition. The Teccor acquisition and favorable currency effects also contributed to sales growth in Europe for the first nine months of 2004. Asia sales increased 62% in the first nine months of 2004 compared to the prior year due to the Teccor and Heinrich acquisitions and continued strength in the digital consumer end markets.

Gross profit was $133.3 million or 35.5% of sales for the first nine months of 2004 compared to $74.7 million or 31.5% of sales for the first nine months of last year. Improvement in gross margin for the first nine months as compared to the prior year was primarily due to operating leverage from higher sales and cost reductions in excess of price erosion, partially offset by $2.5 million of restructuring charges related to manufacturing transfers and plant downsizing activities and the addition of lower margin Heinrich sales.

Total operating expense was $83.2 million or 22.1% of sales for the first nine months of 2004 compared to $56.1 million or 23.6% last year. The increase in operating expenses was largely due to the additional expenses related to Teccor and Heinrich, but additions to sales and engineering staffs to support the Company's solution selling strategy and professional fees associated with Sarbanes Oxley compliance also contributed to the increase.

Operating income for the first nine months of 2004 was $50.1 million or 13.3% of sales compared to $18.6 million or 7.8% of sales for the prior year reflecting sales and margin improvements discussed above.

Interest expense was $1.3 million for the first nine months of 2004 compared to $1.6 million last year. Other income was $0.2 million for the first nine months of 2004 compared to $0.4 million for the same period last year.

Income before taxes and minority interest was $49.0 million for the first nine months of 2004 compared to $17.4 million the first nine months of last year. Income taxes were $17.6 million the first nine months of 2004 compared to $6.3 million for the first nine months of last year.

Net income for the first nine months of 2004 increased to $31.2 million from $11.1 million for the same period last year. Earnings per share for the first nine months of 2004 increased to $1.38 per diluted share compared to $0.51 per diluted share last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 2004 year with $22.1 million of cash. Net cash provided by operations was $42.7 million for the first nine months. Net cash provided by operations includes net income of $31.2 million, depreciation of $17.6 million and amortization of $1.3 million in addition to various working capital and other items. Excluding the effects of the Heinrich acquisition, accounts receivable increased $14.4 million and inventory increased $8.1 million primarily to support the significant sales increase. Excluding the effects of the Heinrich acquisition, accounts payable, accrued expenses, prepaid expenses and other items favorably impacted net cash provided by operations by $15.0 million, mostly due to the timing of liability payments including taxes and to a lesser extent reductions in assets which were paid in prior periods. Net cash used in investing activities included $13.7 million in net purchases of property, plant and equipment and $35.3 million, net of cash acquired of $15.7 million, for the purchase of Heinrich. An allocation of the Heinrich purchase price is provided in Note 6 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for the period ending October 2, 2004. In addition, net cash provided by financing activities included stock option exercises of $10.3 million along with net proceeds of long-term debt of $10.1 million and the purchase of treasury stock for $5.6 million. The effects of exchange rate changes decreased cash by $3.2 million. The net cash provided by operations, less investing and financing activities plus the effects of exchange rate changes, resulted in a $5.2 million net increase in cash. This left the Company with a cash balance of $27.3 million at October 2, 2004.

The ratio of current assets to current liabilities was 1.5 to 1 at the end of the third quarter of 2004 compared to 2.0 to 1 at the third quarter 2003. The days sales in receivables was approximately 57 days at the end of the third quarter of 2004, compared to 50 days at the end 2003, and 56 days at the end of the third quarter 2003. The increase in days sales in receivables from 2003 resulted primarily from the addition of Heinrich whose days sales in receivables were higher than the rest of the Company. The days inventory outstanding was approximately 86 days at the end of the third quarter of 2004 compared to 71 days at the end of 2003 and 76 days at end of the third quarter of 2003. The increase in days inventory outstanding from 2003 resulted primarily from the addition of Heinrich whose days inventory outstanding is higher than the rest of the Company and planned increases in inventory to support upcoming manufacturing line transfers.

The Company's capital expenditures, net of cash from asset sales, was $4.7 million for the third quarter of 2004 and $13.7 million for the first nine months of 2004 compared to the prior year periods of $9.1 million and $11.7 million, respectively. The increase in capital expenditures reflects the acquisitions of Teccor and Heinrich and capacity additions for electronic and automotive products.

Total debt at the end of the third quarter 2004 totaled $40.0 million and consisted of the following: (1) 6.16% private placement notes totaling $10.0 million, (2) foreign revolver borrowings totaling $7.8 million and (3) notes payable relating to mortgages totaling $0.2 million and (4) credit revolver borrowings totaling $22.0 million. Of this indebtedness, $38.4 million is considered to be current liabilities. The Company has a $50.0 million, three-year revolving bank credit agreement that expires on August 26, 2006. The bank credit agreement is subject to a maximum indebtedness calculation and other financial covenants. No revolver principal payments are required until the agreement matures. At October 2, 2004, the Company had available $28.0 million of borrowing capability under the revolving bank credit agreement. The revolving bank credit agreement has an interest rate of prime or LIBOR plus .875%. The Company also had $1.8 million in letters of credit outstanding at October 2, 2004.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

The statements in this section, the letter to shareholders and in the other sections of this report which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties, including, but not limited to, product demand and market acceptance, the effect of economic conditions, the impact of competitive products and pricing, the integration of acquisitions, product development and patent protection, commercialization and technological difficulties, capacity and supply constraints or difficulties, exchange rate fluctuations, actual purchases under agreements, the effect of the Company's accounting policies, labor disputes, restructuring costs in excess of expectations, pension plan asset returns less than assumed, and other risks which may be detailed in the Company's Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the Company's Annual Report on Form 10-K for the year ended January 3, 2004.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign exchange rates, commodities and, to a lesser extent, interest rates. Management believes that the Company's exposure to these risks is immaterial and not significant enough to warrant disclosure of quantitative information regarding market risk.

The Company had $40.0 million of long-term debt outstanding at October 2, 2004, primarily in the form of senior notes and lines of credit. Approximately 25% of the Company's long-term debt is at fixed rates.

A portion of the Company's operations consists of manufacturing and sales activities in foreign countries. The Company has foreign manufacturing facilities in Mexico, England, Ireland, Switzerland, China, Germany, Hungary and the Philippines. Substantially all sales in Europe are denominated in British pounds sterling, United States dollars and euros and substantially all sales in the Asia-Pacific region are denominated in United States dollars, Japanese yen and South Korean won.

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

The Company has entered into cross currency rate swaps with a notional amount of $11.6 million. The cross currency swaps convert $11.6 million of the Company's fixed rate 6.16% U.S. dollar debt to fixed rate 3.13% Japanese Yen debt. At the inception of the hedge, both the foreign currency swap and the intercompany sales subject to the hedge were denominated in JPY. The fair value of the rate swap agreements outstanding at October 2, 2004, which had a notional amount of $3.8 million, was recognized as a $0.5 million liability, and is reported in consolidated shareholders' equity as a component of other comprehensive income.

For the period from June 1, 2004 to September 30, 2005, Heinrich Industrie AG purchased euro forward contracts with a notional amount of $6.7 million as a cash flow hedge of the variability of US dollar cash attributable to the exchange rate risk on forecasted intercompany sales to U.S. and Asian subsidiaries. These forward contracts guarantee the rate at which the US dollar cash flows will be converted to euros in the future. The forward agreements were accounted for as a cash flow hedge and reported at fair value. The notional amount outstanding at October 2, 2004 was $4.5 million and the fair value of the outstanding forward contracts was recognized as a $0.3 million asset and as a credit to comprehensive income in the Consolidated Balance Sheet at October 2, 2004.

A risk management policy has been implemented by the Company that establishes the procedures and controls over derivative financial instruments. Under the policy, the Company does not use derivative financial instruments for trading purposes and the use of such instruments is subject to the approval of senior officers. Typically, the use of such derivative instruments is limited to hedging activities related to specific foreign currency cash flows. The

Company's exposure related to such transactions is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.

The Company uses various metals in the production of its products, including zinc, copper and silver. The Company's earnings are exposed to fluctuations in the prices of these commodities. The Company does not currently use derivative financial instruments to mitigate this commodity price risk.

Item 4. Controls and Procedures

As of October 2, 2004, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Report. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by the Company's Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      (e) The table below provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the third quarter of fiscal 2004:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                            Total Number of         Maximum Number
                                                           Shares Purchased       of Shares that May
                     Total Number                         as Part of Publicly      Yet Be Purchased
                      of Shares       Average Price         Announced Plans       Under the Plans or
Period                Purchased       Paid per Share          or Programs               Programs
7/4/04 - 7/31/04              -       $            -                    -               1,000,000
8/1/04-8/2804                 -                    -                    -               1,000,000
8/29/04-10/2/04         168,400                33.28              168,400                 831,600
                        -------       --------------              -------               ---------
 Total                  168,400       $        33.28              168,400                 831,600
                        =======       ==============              =======               ---======

Item 6: Exhibits and Reports on Form 8-K

        (a)   Exhibit      Description

                 31.1 Certification of Howard B. Witt, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                 31.2      Certification of Philip G. Franklin, Pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350

        (b)   Reports on Form 8-K filed during the quarter ended October 2, 2004

              A Current Report on Form 8-K/A (Items 2 and 7) filed on July 20, 2004.

              A Current Report on Form 8-K (Items 5 and 7) filed on July 29,
              2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended October 2, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LITTELFUSE, INC.

Date:  November 11, 2004            By /s/ Philip G. Franklin
                                       ---------------------------------------
                                       Philip G. Franklin
                                       Vice President, Operations Support and
                                       Chief Financial Officer
                                       (As duly authorized officer and as
                                       the principal financial and accounting
                                       officer)