Form 10-K
period 2005-01-01
LITTELFUSE INC /DE
filed 2005-03-17
CIK 889331

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K

           [X]    Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
   (Mark One)     for the fiscal year ended January 1, 2005 or
           [ ]    Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                        for the transition period from         to

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

      The aggregate market value of 20,695,900 shares of voting stock held by non-affiliates of the registrant was approximately $871,918,267 based on the last reported sale price of the registrant's Common Stock as reported on The Nasdaq Stock Market on July 2, 2004.

      As of February 25, 2005, the registrant had outstanding 22,563,336 shares of Common Stock.

      Portions of the following documents have been incorporated herein by reference to the extent indicated herein:

      Littelfuse, Inc. Proxy Statement for the 2005 Annual Meeting of Stockholders (the "Proxy Statement") --Part III. Littelfuse, Inc. Annual Report to Stockholders for the year ended January 1, 2005 (the "Annual Report to Stockholders") -- Parts II and III.

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

The Company serves customers in three major product areas of the circuit protection market: electronic, automotive and electrical. In the electronic market, the Company supplies leading manufacturers such as Alcatel, Celestica, Compaq, Delta, Flextronics, Fuji, GE, HP, Huawei, Hughes, IBM, Intel, Jabil, Legend, LG, Matsushita, Motorola, Nokia, Palm, Quanta, Samsung, Sanmina-SCI, Sanyo, Selectron, Siemens, Sony and Toshiba. In the automotive market, the Company's customers include major automotive manufacturers in North America, Europe and Asia such as BMW, DaimlerChrysler, Ford Motor, General Motors, Honda Motor, Hyundai and Toyota. The Company also supplies wiring harness manufacturers and auto parts suppliers worldwide, including Alcoa Fujikawa, Auto Zone, Delphi, Lear, Pep Boys, Siemens VDO and Yazaki. In the electrical market, the Company supplies representative customers such as Abbott, Carrier, Dow Chemical, DuPont, GE, General Motors, Heinz, International Paper, John Deere, Lithonia Lighting, Marconi, Merck, Otis Elevator, Poland Springs, Procter & Gamble, Rockwell and 3M. See "Business Environment: Circuit Protection Market."

The Company manufactures many of its products on fully integrated manufacturing and assembly equipment. The Company maintains product quality through a Global Quality Management System with all manufacturing sites certified under ISO 9001:2000. In addition, several of the Littelfuse manufacturing sites are also certified under TS 16949 and ISO 14001.

The Company's products are sold worldwide through a direct sales force and manufacturers' representatives. For the year ended January 1, 2005, approximately 60.4% of the Company's net sales were to customers outside the United States (exports and foreign operations).

References herein to "2002" or "fiscal 2002" refer to the fiscal year ended December 28, 2002. References herein to "2003" or "fiscal 2003" refer to the fiscal year ended January 3, 2004. References herein to "2004" or "fiscal 2004" refer to the fiscal year ended January 1, 2005.

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are currently available free of charge through the "Investor Relations" section of the Company's Internet website (http://www.littelfuse.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission as well as on the website maintained by the SEC at http://www.sec.gov.

BUSINESS ENVIRONMENT: CIRCUIT PROTECTION MARKET

The Company serves customers in three major product areas of the circuit protection market: electronic, automotive and electrical. Net sales by product area for the periods indicated are as follows:

                             FISCAL YEAR
                           (IN THOUSANDS)
                -----------------------------------------
                    2004           2003          2002
                -----------    -----------    -----------
Electronic      $   325,627    $   206,523    $   150,838
Automotive          114,736         98,327         98,235
Electrical           59,879         34,560         34,194
                -----------    -----------    -----------
  Total         $   500,242    $   339,410    $   283,267
                ===========    ===========    ===========

ELECTRONIC PRODUCTS

Electronic circuit protection products are used to protect circuits in a multitude of electronic systems. The Company's product offering includes a complete line of overcurrent and overvoltage solutions including: (1) fuses and protectors, (2) positive temperature coefficient, (PTC) resettables, (3) varistors, (4) electrostatic discharge (ESD) suppressors, (5) discrete transient voltage suppression (TVS) diodes, TVS diode arrays and protection thyristors,
(6) gas discharge tubes, (7) power switching components, and (8) fuseholders, blocks and other.

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

Resettables are positive temperature coefficient (PTC) polymer devices that limit the current when an overcurrent condition exists and then reset themselves once the overcurrent condition has cleared. The Company's product line offers both radial leaded and surface mount products.

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

The Company has licensed its patented MINI(R) and MAXI(TM) automotive fuse designs to Bussmann, a division of Cooper Industries. Bussmann is the Company's largest domestic competitor. Additionally, the Company has entered into a licensing agreement with Pacific Engineering Company, Ltd., a Japanese fuse manufacturer, which produces and distributes the Company's patented MINI(R) fuses to Asian automotive OEMs and wire harness manufacturers. See "Business - Patents, Trademarks and Other Intellectual Property" and "- Competition."

ELECTRICAL PRODUCTS

The Company entered the electrical market in 1983 and manufactures and sells a broad range of low-voltage and medium-voltage circuit protection products to electrical distributors and their customers in the construction, original equipment manufacturers ("OEM") and industrial maintenance and repair operations ("MRO") markets.

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

PRODUCT DESIGN AND DEVELOPMENT

The Company employs scientific, engineering and other personnel to continually improve its existing product lines and to develop new products at its research and engineering facilities in Des Plaines, Illinois, Irving, Texas, Swindon, UK, Witten and Dunsen, Germany and Dundalk, Ireland. The Product Technology Department maintains a staff of engineers, chemists, material scientists and technicians whose primary responsibility is the design and development of new products.

Proposals for the development of new products are initiated primarily by sales and marketing personnel with input from customers. The entire product development process ranges from several months to 18 months based on complexity of development with continuous efforts to reduce the development cycle. During fiscal years 2004, 2003 and 2002, the Company expended $17.6 million, $8.7 million and $8.3 million, respectively, on product design and development.

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

As of January 1, 2005, the Company owned 162 patents in North America, 70 patents in the European Economic Community and 25 patents in other foreign countries. The Company has also registered trademark protection for certain of its brand names and logos. The 162 North American patents are in the following product categories: 109 electronic, 26 automotive, 27 electrical .

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

License royalties amounted to $0.5 million, $0.4 million and $0.4 million for fiscal 2004, 2003 and 2002, respectively.

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

A computer-aided design and manufacturing system (CAD/CAM) expedites product development and machine design and our laboratories test new products, prototype concepts and production run samples. The Company participates in "Just-in-Time" delivery programs and with many of its major suppliers and actively promotes the building of strong cooperative relationships with its suppliers by utilizing Early Supplier Involvement techniques and involving them in pre-engineering product and process development.

MARKETING

The Company's domestic sales and marketing staff of over 75 people maintains relations with major OEMs and distributors. The Company's sales, marketing and engineering personnel interact directly with the OEM engineers to ensure appropriate circuit protection and reliability within the parameters of the OEM's circuit design. Internationally, the Company maintains a sales and marketing staff of over 40 people and sales offices in The Netherlands, England, France, Germany, Spain, Ireland, Singapore, Taiwan, Japan, Brazil, Hong Kong, Korea and China. The Company also markets its products indirectly through a worldwide organization of over 120 manufacturers' representatives and distributes through an extensive network of electronic, automotive and electrical distributors.

ELECTRONIC

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

AUTOMOTIVE

The Company maintains a direct sales force to service all the major automotive OEMs (including the United States manufacturing operations of foreign-based
OEMs) through both the engineering and purchasing departments of these companies. Twenty-two manufacturers' representatives represent the Company's products to aftermarket fuse retailers such as Autozone and Pep Boys. In Europe, the Company uses both a direct sales force and manufacturers' representatives to distribute its products to BMW, Volvo, Saab, Jaguar and other OEMs, as well as aftermarket distributors. In the Asia-Pacific region, the Company has licensed its automotive fuse technology to a Japanese firm, which supplies the majority of the automotive fuses to the Japanese customers in the region, including Toyota, Honda and Nissan.

ELECTRICAL

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

BUSINESS SEGMENT INFORMATION

The Company has three reportable geographic business segments: Americas, Europe and Asia-Pacific. For information with respect to the Company's operations in its three geographic areas for the fiscal year ended January 1, 2005, see Business Segment Information included as part of "Item 8. Financial Statements and Supplementary Data"- incorporated herein by reference.

CUSTOMERS

The Company sells to over 10,000 customers worldwide. No single customer accounted for more than 10% of net sales during the last three years. During the 2004, 2003 and 2002 fiscal years, net sales to customers outside the United States (exports and foreign operations) accounted for approximately 60.4%, 55.9% and 53.7%, respectively, of the Company's total net sales.

COMPETITION

The Company's products compete with similar products of other manufacturers, some of which have substantially greater financial resources than the Company. In the electronics market, the Company's competitors include AVX, Bel Fuse, Bourns, Cooper Electronics, EPCOS, Raychem Division of TYCO International, San-O Industrial Corp., and STMicroelectronics. In the automotive market, the Company's competitors, both in sales to automobile manufacturers and in the aftermarket, include Bussmann Division of Cooper Industries and MTA in Italy. The Company licenses several of its automotive fuse designs to Bussmann. In the electrical market, the Company's major competitors include Cooper Bussmann and Ferraz Shawmut. The Company believes that it competes on the basis of innovative products, the breadth of its product line, the quality and design of its products and the responsiveness of its customer service in addition to price.

BACKLOG

The backlog of unfilled orders at January 1, 2005, was approximately $49.0 million, compared to $55.4 million at January 3, 2004. Substantially all of the orders currently in backlog are scheduled for delivery in 2005.

EMPLOYEES

As of January 1, 2005, the Company employed 5,822 persons. Approximately 40 employees in the U.S., 1,430 employees in Mexico, 135 employees in Ireland and 541 employees in Germany are covered by collective bargaining agreements. The U.S. agreement expires on March 31, 2005 for 40 employees, the Mexico agreement expires February 28, 2006 for 1,430 employees, the Ireland agreement expires December 31, 2006 for 135 employees, and the Germany agreement expires December 31, 2005 for 459 employees and February 28, 2006 for 82 employees. Overall, the Company has historically maintained satisfactory employee relations and many of its employees have long experience with the Company.

ENVIRONMENTAL REGULATION

The Company is subject to numerous federal, state and local regulations relating to air and water quality, the disposal of hazardous waste materials, safety and health. Compliance with applicable environmental regulations has not significantly changed the Company's competitive position, capital spending or earnings in the past and the Company does not presently anticipate that compliance with such regulations will change its competitive position, capital spending or earnings for the foreseeable future. The Company employs an environmental engineer to monitor regulatory matters and believes that it is currently in compliance in all material respects with applicable environmental laws and regulations, except with respect to its facilities located in Ireland and Irving, Texas. The Ireland facility was acquired in October 1999 in connection with the acquisition of the Harris suppression products division. Certain containment actions haven been ongoing and full disclosure with appropriate agencies in Ireland has been initiated. The Company received an indemnity from Harris Corporation with respect to these matters. The Irving, Texas facility lease was assumed in July 2003 in connection with the acquisition of Teccor Electronics, Inc. The Company is taking the appropriate measures to bring this facility into compliance with Texas environmental laws, and the Company also received an indemnity from Invensys plc with respect to this matter. Heinrich Industries, AG ("Heinrich"), acquired by the company in May 2004, is responsible for maintaining coal mine shaft entrances and is compliant with German regulations pertaining to the maintenance of the mines.

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

ITEM 2. PROPERTIES

LITTELFUSE FACILITIES

The Company's operations are located in 35 owned or leased facilities worldwide, representing an aggregate of approximately 1,725,004 square feet. The U.S. headquarters and largest manufacturing facility are located in Des Plaines, Illinois, supported by the Company's North American distribution center in nearby Elk Grove Village, Illinois. The Company has additional North American manufacturing facilities in Arcola, Illinois, Irving, Texas and two plants in Mexico. The European headquarters and primary European distribution centers are in the Netherlands and Germany, with manufacturing plants in England, Ireland, Switzerland, Germany, Poland and Hungary. Asian operations include sales and distribution centers located in Singapore, Taiwan, Japan, China and Korea, with manufacturing plants in China and the Philippines. The Company does not believe that it will encounter any difficulty in renewing its existing leases upon the expiration of their current terms. Management believes that the Company's facilities are adequate to meet its requirements for the foreseeable future.

The following table provides certain information concerning the Company's facilities:

                                                                       LEASE
                                                  SIZE     LEASE/    EXPIRATION
       LOCATION                 USE              (SQ.FT.)   OWN         DATE        PRIMARY PRODUCT
-----------------------  --------------------    --------  -------   -----------  -------------------
Des Plaines, Illinois    Administrative,          340,000  Owned           -      Auto, Electronic,
                         Engineering,                                             Electrical
                         Manufacturing,
                         Testing and Research

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

Arcola, Illinois         Manufacturing             36,000  Owned           -      Electrical
Atlanta, Georgia         Sales                     16,866  Owned           -      Electronic
Piedras Negras, Mexico   Manufacturing,           208,995  Leased       2007      Electronic and
                                                                                  Electrical

Piedras Negras, Mexico   Warehousing                5,000  Leased       2005      Electronic and
                                                                                  Electrical
Redditch, England        Sales                        450  Leased       2006      Electronic
Swindon, England         Manufacturing             55,000  Owned           -      Electronic

Utrecht,the Netherlands  Sales,                    34,642  Owned           -      Auto and Electronic
                         Administrative and
                         Distribution
Grenchen, Switzerland    Manufacturing             11,000  Owned           -      Auto

Germany                  Administrative            83,682  Owned           -      Auto, Electronic,
                                                                                  Electrical
Dunsen, Germany          Manufacturing, Sales      36,765  Owned           -      Auto
Eltville, Germany        Manufacturing, Sales      74,862  Owned           -      Electrical
Schwabach, Germany       Manufacturing, Sales      10,395  Leased       2005      Electrical
Uebigau, Germany         Manufacturing             63,099  Owned           -      Electrical
Witten, Germany          Manufacturing, Sales     168,939  Owned           -      Electronic
Ungarn, Hungary          Manufacturing, Sales      17,496  Leased       2005      Electrical
Polska, Poland           Sales                      3,420  Leased       2005      Electrical

                                                               LEASE
                                             SIZE    LEASE/  EXPIRATION
    LOCATION               USE             (SQ.FT.)   OWN       DATE           PRIMARY PRODUCT
-----------------      -------------       --------  ------  ----------       -------------------
Singapore              Sales and             15,696  Leased     2006          Electronic & Auto
                       Distribution
Seoul, Korea           Sales                  4,589  Leased     2005          Electronic and Auto
Philippines            Manufacturing         58,127  Owned         -          Electronic
Dongguan, China        Manufacturing         33,327  Leased     2007          Electronic
Dongguan, China        Manufacturing         13,230  Leased     2007          Electrical
Suzhou, China          Manufacturing         43,913  Owned         -          Electronic
Suzhou, China          Warehousing           26,039  Leased     2006          Electronic
Hong Kong, China       Sales                  2,000  Leased     2006          Electronic
Hong Kong              Sales                  3,636  Leased     2005          Electronic
Taipei, Taiwan         Sales                    255  Leased     2007          Electronic
Yokohama, Japan        Sales                  6,243  Leased     2005          Electronic
Yokohama, Japan        Distribution          17,858  Leased     2005          Electronic
Sao Paulo, Brazil      Sales                    800  Leased     2005          Electronic & Auto
Dundalk, Ireland       Manufacturing        120,000  Owned         -          Electronic & Auto

Properties with lease expirations in 2005 renew at various times throughout the year. At this point, the Company does not anticipate any material impact as a result of such expirations.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that it believes will have a material adverse effect upon the conduct of its business or its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's stockholders during the fourth quarter of fiscal 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

                  NAME                             AGE                         POSITION
                  ----                             ---                         --------
Howard B. Witt..................................    64   Chairman, President and Chief Executive Officer (1)

Gordon Hunter...................................    53   Chief Operating Officer(2)

Kenneth R. Audino...............................    61   Vice President, Organizational Development and Total Quality
                                                         Management

Philip G. Franklin..............................    53   Vice President, Operations Support and Chief Financial
                                                         Officer

Dal Ferbert.....................................    50   Vice President and General Manager of the Electrical
                                                         Business Unit

David W. Heinzmann..............................    41   Vice President and General Manager of the Automotive
                                                         Business Unit

David R. Samyn..................................    44   Vice President and General Manager of the Electronics
                                                         Business Unit

Elizabeth C. Calhoun............................    43   Vice President, Human Resources

Mary S. Muchoney................................    59   Corporate Secretary

(1)   Retired December 31, 2004, currently serves as a director.

(2)   Chairman, President and Chief Executive Officer effective January 1, 2005.

Officers of Littelfuse are elected by the Board of Directors and serve at the discretion of the Board.

Howard B. Witt was elected as the Chairman of the Board of the Company in May, 1993. He was promoted to President and Chief Executive Officer of the Company in February 1990. As of January 1, 2005, Mr Witt retired from the position of Chairman, President and Chief Executive Officer. Prior to his appointment as President and Chief Executive Officer, Mr. Witt served in several other key management positions since joining the Company as Operations Manager in 1979. Mr. Witt serves as a Director of Franklin Electric Co., Inc. and is a member of the Electronic Industries Alliance Board of Directors. He also serves as a director of the Artisan Mutual Fund.

Gordon Hunter, Chief Operating Officer, had the responsibility for global sales and production. As of January 1, 2005, Mr. Hunter assumed the role of Chairman, President and Chief Executive Officer. Mr. Hunter has been a member of the Board of Directors of the Company since June 2002, where he has served as Chairman of the Technology Committee. Prior to joining Littelfuse, Mr. Hunter was employed with Intel Corporation, where he was Vice President, Intel Communications Group, and General Manager, Optical Products Group responsible for managing the access and optical communications business segments, from 2002 to 2003. From 1997 to 2002, he also served as a Vice President for Raychem Corporation. His experience includes 20 years with Raychem Corporation in the United States and Europe, with responsibilities in sales, marketing, engineering and general management.

Kenneth R. Audino, Vice President, Organizational Development and Total Quality Management, is responsible for the Company's overall quality, reliability and environmental compliance, quality systems and Des Plaines product evaluation laboratories. Mr. Audino joined Littelfuse as a Control Technician in 1964. From 1964 to 1977, he progressed through several quality and reliability positions to Manager of Reliability and Standards. In 1983, he became Managing Director of the European Headquarters and later was named Corporate Director of Quality Assurance and Reliability. He was promoted to his current position in 1998.

Philip G. Franklin, Vice President, Operations Support and Chief Financial Officer, has responsibility for investor relations, accounting, information systems and global supply chain functions of the Company. Mr. Franklin joined the Company in 1998 from OmniQuip International, a $450 million construction equipment manufacturer which he helped take public.

Dal Ferbert, Vice President and General Manager of the Electrical Business Unit, is responsible for the management of daily operations, sales, marketing and strategic planning efforts of the Electrical Business Unit (POWR-GARD Products). Mr. Ferbert joined the Company in 1976 as a member of the electronic distributor sales team. From 1980 to 1989 he served in the Materials Management Department as a buyer and then Purchasing Manager. In 1990, he was promoted to National Sales Manager of the Electrical Business Unit and then promoted to his current position in 2004.

David W. Heinzmann, Vice President and General Manager of the Automotive Unit, is responsible for marketing, sales, product development and manufacturing for all automotive customers and products. Mr. Heinzmann began his career at the Company in 1985, and possesses a broad range of experience within the organization. He has held positions as a Manufacturing Manager, Quality Manager, Plant Manager and Product Development Manager. Mr. Heinzmann also served as Director of Global Operations of the Electronics Business Unit from early 2000 through 2003.

David R. Samyn, Vice President and General Manager of the Electronics Unit, is responsible for marketing, sales, product development and manufacturing for all electronics customers and products. Mr. Samyn joined the Company's management team in January 2003 as General Manager of the Electronics Business Unit. Prior to joining the Company, Mr. Samyn served as Vice President - Global Sales with Airfiber, Inc., an optical wireless telecom company in San Diego, CA from 2001 to 2003. Before that, Mr. Samyn spent five years with ADC Telecommunications where he took on global sales and marketing responsibilities.

Elizabeth Calhoun, Vice President, Director of Human Resources, has responsibility for the worldwide human resource function. Ms. Calhoun joined the Company in November 2004 with over seventeen years of experience in human resources. Prior to joining Littelfuse, she was Director , Human Resources - Home Services for Sears Roebuck and Company in Hoffman Estates, IL from 2002 to 2004. Ms. Calhoun's career also includes human resources management positions with Pepsi Bottling Group, Inc., from 1995 to 2002.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information set forth under "Quarterly Stock Prices" on page 42 of the Annual Report to Stockholders is incorporated herein by reference. As of February 26, 2005, there were 173 holders of record of the Company's Common Stock and approximately 5000 beneficial holders of its Common Stock.

Shares of the Company's Common Stock are traded under the symbol "LFUS" on The Nasdaq Stock Market.

The Company has not paid any cash dividends in its history. Future dividend policy will be determined by the Board of Directors based upon their evaluation of earnings, cash availability and general business prospects. Currently, there are restrictions on the payment of dividends contained in the Company's credit agreements which relate to the maintenance of a minimum net worth and certain financial ratios. There were no stock repurchases made in the fourth quarter of fiscal year 2004.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under "Selected Financial Data - Five Year Summary" on page 42 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 21 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information set forth under "Market Risk" on page 20 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Reports of Independent Registered Public Accounting Firm and the Consolidated Financial Statements and notes thereto of the Company set forth on pages 23 through 42 of the Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report on Form 10-K for January 1, 2005, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Report. There were no significant changes in the Company's internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the Company's internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the Chief Executive Officer and Chief Financial Officer of the Company.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Littelfuse, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-(f). Littelfuse, Inc.'s internal control system was designed to provide reasonable assurance to the Company's management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

An internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Littelfuse, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of January 1, 2005 based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment identified material weaknesses in the Company's approval process over journal entries and a lack of adequate controls over the accounting for foreign currency translations. Specifically, certain managers had the ability to record journal entries of significant amounts in the Company's consolidation process without adequate review or supporting documentation. Additionally, a number of adjustments to the amounts reported in the Consolidated Balance Sheet and Statement of Cash Flows were needed due to the failure and lack of controls mentioned above. The Company recorded an adjustment to increase both accrued liabilities and inventory without adequate support review that was subsequently corrected after it was determined it was recorded in error. The increase in accrued liabilities should have been an increase to foreign currency translation. Additionally, two significant adjustments were made to correct the amount reported as "Effect of exchange rate changes in cash" in the consolidated statements of Cash Flows, which impacted cash flows from operating activities and cash flows from financing activities.

Because of the material weaknesses described above, management concluded that, as of January 1, 2005, the Company's internal control over financial reporting was not effective based on those criteria.

Littelfuse, Inc.'s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting. Their report appears on page 24 of the Annual Report in Exhibit 13.1.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

REMEDIATION STEPS TO ADDRESS MATERIAL WEAKNESS

The company has implemented the following remediation steps to address the material weakness discussed above:

- Additional procedures have been implemented over the journal entry approval process.

- The Company will hire additional financial reporting personnel who have relevant experience with foreign currency translation.

- Additional procedures will be implemented to review on a quarterly basis the foreign currency translation component of accumulated comprehensive income and the impact of foreign exchange on cash and cash equivalents.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference. Please also refer to the information set forth under "Executive Officers of the Registrant" in Part I of this Report. The Company maintains a code of ethics for our chief executive officer and senior financial officers, which is available for public viewing on the Company's web site (www.littelfuse.com) under the heading "Investors - Corporate Governance."

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

STOCK PLAN DISCLOSURE

The following table represents the Company's equity compensation plans, including both stockholder approved plans and non-stockholder approved plans. The section entitled "Compensation of Directors" in the Proxy Statement contains a summary explanation of the Stock Plan for New Directors of Littelfuse, Inc., which has been adopted without the approval of stockholders and is incorporated herein by reference.

                                                                                NUMBER OF SECURITIES
                                    NUMBER OF SECURITIES                         REMAINING AVAILABLE
                                      TO BE ISSUED UPON    WEIGHTED-AVERAGE      FOR FUTURE ISSUANCE
                                         EXERCISE OF       EXERCISE PRICE OF        UNDER EQUITY
         PLAN CATEGORY               OUTSTANDING OPTION   OUTSTANDING OPTIONS    COMPENSATION PLANS
------------------------------      --------------------  -------------------   --------------------
Equity compensation plans
  approved by security holders            1,650,440            $  26.97                439,030
Equity compensation plans not
  approved by security holders               10,000            $  23.48                 15,000
Total                                     1,660,440            $  26.97                454,030

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under "Audit and Non-Audit Fees" in the Proxy Statement is incorporated herein by reference. Information relating to the Company's auditors and the Audit Committee's pre-approval policies can be found under the caption "Report of the Audit Committee" in the Proxy Statement which is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements and Schedules

      (1) Financial Statements. The following financial statements included in the Annual Report to Stockholders are incorporated herein by reference.

      (i)   Reports of Independent Registered Public Accounting Firm
            (pages 23-24).

      (ii) Consolidated Balance Sheet as of January 1, 2005, and January 3, 2004 (page 25).

      (iii) Consolidated Statements of Income for the years ended January 1, 2005, January 3, 2004, and December 28, 2002 (page 26).

      (iv) Consolidated Statements of Cash Flows for the years ended January 1, 2005, January 3, 2004, and December 28, 2002 (page 27).

      (v) Consolidated Statements of Shareholders' Equity for the years ended January 1, 2005, January 3, 2004, and December 28, 2002 (page 28).

      (vi)  Notes to Consolidated Financial Statements (pages 29-42).

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

      (3)   Exhibits

      See Exhibit Index on pages 16-17.

(b)   Exhibits

      See Exhibit Index on pages 16 to 17.

(c)   Financial Statement Schedules

                                LITTELFUSE, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                  ADDITIONS
                                                  CHARGED TO
                                     BALANCE AT   COSTS AND                   OTHER       BALANCE AT
                                      BEGINNING    EXPENSES    DEDUCTIONS    INCREASES     END OF
             DESCRIPTION               OF YEAR       (A)          (B)          (C)           YEAR
----------------------------------   ----------   ---------    ----------   ----------    ----------
Year ended January 1, 2005
  Allowance for losses on
   accounts receivable............    $  1,042     $ 1,136      $    486     $      -      $  1,692
                                      ========     =======      ========     ========      ========
  Reserves for sales discounts
   and allowances.................    $  6,428     $ 2,112      $      2     $      -      $  8,538
                                      ========     =======      ========     ========      ========
  Valuation allowance for
   deferred tax assets............    $  2,666     $ 1,099      $      -     $  2,758      $  6,523
                                      ========     =======      ========     ========      ========
Year ended January 3, 2004
  Allowance for losses on
   accounts receivable............    $  1,067     $    50      $     75     $      -      $  1,042
                                      ========     =======      ========     ========      ========
  Reserves for sales discounts
   and allowances.................    $  6,263     $   165      $      -     $      -      $  6,428
                                      ========     =======      ========     ========      ========
  Valuation allowance for
   deferred tax assets............    $  1,785     $    96      $      -     $    785      $  2,666
                                      ========     =======      ========     ========      ========
Year ended December 28, 2002
  Allowance for losses on
   accounts receivable............    $  1,244     $   373      $    550     $      -      $  1,067
                                      ========     =======      ========     ========      ========
  Reserves for sales discounts
   and allowances.................    $  6,275     $     -      $     12     $      -      $  6,263
                                      ========     =======      ========     ========      ========
  Valuation allowance for
   deferred tax assets............    $    392     $     -      $      -     $  1,393      $  1,785
                                      ========     =======      ========     ========      ========

(A) Includes acquired balances of $334 for Heinrich and $50 for Teccor in fiscal year 2004 and 2003, respectively, for allowance for losses on accounts receivable.

(B) Write-off of uncollectible accounts, net of recoveries and foreign currency translation.

(C)   Represents additional allowances for foreign operating losses.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Littelfuse, Inc.

                                            By /s/ Gordon Hunter
                                               -------------------------------
                                                   Gordon Hunter,
                                                   Chairman, President and Chief
                                                   Executive Officer

Date: March 17, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2005.

    /s/ Gordon Hunter           Chairman of the Board, President and Chief
----------------------------     Executive Officer (Principal Executive Officer)
Gordon Hunter

    /s/ John P. Driscoll        Director
----------------------------
John P. Driscoll

    /s/ Anthony Grillo          Director
----------------------------
Anthony Grillo

    /s/ Bruce A. Karsh          Director
----------------------------
Bruce A. Karsh

    /s/ John E. Major           Director
----------------------------
John E. Major

    /s/ Ronald L. Schubel       Director
----------------------------
Ronald L. Schubel

    /s/ Howard B. Witt          Director
----------------------------
Howard B. Witt

    /s/ Philip G. Franklin      Vice President, Operations Support and
----------------------------    Chief Financial Officer
Philip G. Franklin              (Principal Financial and Principal
                                Accounting Officer)

                                 LITTELFUSE INC.

                                INDEX TO EXHIBITS

NUMBER                               DESCRIPTION OF EXHIBIT
------                               ----------------------
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

4.1        Littelfuse Rights Plan Agreement, dated as of December 15, 1995, between
           Littelfuse, Inc. and LaSalle National Bank, as Rights Agent, together with
           Exhibits thereto, as amended (filed as exhibit 4.10 to the Company's Form
           10-Q for the quarterly period ended October 3, 1998 (1934 Act File No.
           0-20388) and incorporated herein by reference).

4.2        Note Purchase Agreement dated as of September 1, 1998, relating to
           $60,000,000 principal amount of Littelfuse, Inc. 6.16% Senior Notes due
           September 1, 2005. (filed as exhibit 4.11 to the Company's Form 10-K for the fiscal year ended January 2, 1999 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.1       Employment Agreement dated as of August 8, 2003, between Littelfuse, Inc.
           and Howard B. Witt (filed as exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 27, 2003 (1934 Act File No. 0-20388)
           and incorporated herein by reference).

10.2       Patent License Agreement, dated as of July 28, 1995, between Littelfuse,
           Inc. and Pacific Engineering Company, Ltd.(filed as exhibit 10.3 to the
           Company's Form 10-K for the fiscal year ended December 28, 1996 (1934 Act
           File No. 0-20388) and incorporated herein by reference).

10.3       MINI(R) and MAXI(TM) License Agreement, dated as of June 21, 1989, between
           Littelfuse, Inc. and Cooper Industries, Inc. (filed as exhibit 4.6 to the
           Company's Form 10 effective September 16, 1992 (1934 Act File No. 0-20388)
           and incorporated herein by reference).

10.4       Patent License Agreement, dated as of January 1, 1987, between Littelfuse,
           Inc. and Cooper Industries, Inc. (filed as exhibit 4.6 to the Company's
           Form 10 effective September 16, 1992 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.5 1993 Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 29, 2002 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.6       Littelfuse, Inc. Supplemental Executive Retirement Plan (filed as exhibit
           10.10 to the Company's Form 10-K for the year ended December 31, 1993
           (1934 Act File No. 0-20388) and incorporated herein by reference).

10.7       Littelfuse Deferred Compensation Plan for Non-employee Directors, as amended (filed as exhibit 10.8 to the Company's Form 10-K for the fiscal year ended January 2, 1999 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.8       Littelfuse Executive Loan Program (filed as Exhibit 10.2 to the Company's
           Form 10-Q for the quarterly period ended June 30, 1995 (1934 Act File No.
           0-20388) and incorporated herein by reference).

10.9       Change of Control Employment Agreement dated as of November 3, 2003, between Littelfuse, Inc. and Gordon Hunter (filed as exhibit 10.10 to the
           Company's Form 10-K for the annual period ended January 3, 2004 (1934 Act
           File No. 0-20388) and incorporated herein by reference (other executives named in this Form 10-K but not listed in this Exhibit Index as having a
           Change of Control Employment Agreement are parties to agreements substantially similar to this agreement)).

10.10      Form of Change of Control Employment Agreement dated as of September 1,
           2001, between Littelfuse, Inc. and Mr. Franklin and Ms. Muchoney (filed as exhibit 10.12 to the Company's Form 10-Q for the quarterly period ended
           September 29, 2001 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.11      Form of Change of Control Employment Agreement dated as of September 1,
           2001, between Littelfuse, Inc. and Mr. Kenneth Audino (filed as exhibit
           10.13 to the Company's Form 10-Q for the quarterly period ended September
           29, 2001 (1934 Act File No. 0-20388) and incorporated herein by reference).

NUMBER                             DESCRIPTION OF EXHIBIT
------                             ----------------------

10.12       Stock Plan for New Directors of Littelfuse, Inc. (filed as exhibit
            10.1 to the Company's Form 10-Q for the quarterly period ended
            September 28, 2002 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.13 Bank credit agreement among Littelfuse, Inc., as borrower, the lenders named therein and the Bank of America N.A., as agent, dated as of August 26, 2003 (filed as exhibit 4.1 to the Company's Form
            10-Q for the quarterly period ended September 27, 2003 (1934 Act
            File No. 0-20388 and incorporated herein by reference).

10.14 Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as exhibit 4.3 to the Company's Form 10-Q for the quarterly period ended March 30, 2002 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.15 Littelfuse, Inc. Retirement Plan dated January 1, 1992, as amended and restated (filed as exhibit 4.4 to the Company's Form 10-K for the fiscal year ended December 29, 2001 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.16 First Amendment to the Littelfuse, Inc. Retirement Plan (filed as exhibit 4.5 to the Company's Form 10-K for the fiscal year ended
            December 28, 2002 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.17       Littelfuse, Inc. 401(k) Savings Plan (filed as exhibit 4.8 to the
            Company's Form 10-K for the fiscal year ended December 31, 1992
            (1934 Act File No. 0-20388) and incorporated herein by reference).

10.18       First Amendment to Employment Agreement dated as of December 31,
            2004, between Littelfuse, Inc. and Howard B. Witt.

10.19       Consulting Agreement dated as of January 1, 2005, between
            Littelfuse, Inc. and Howard B. Witt.

10.20       Letter Agreement dated November 8, 2004, between Littelfuse, Inc.
            and Kenneth R. Audino.

10.21 Change of Control Employment Agreement dated as of November 8, 2004, between Littelfuse, Inc. and Elizabeth Calhoun.

10.22       Form of Non-Qualified Stock Option Agreement under the 1993 Stock
            Plan For Employees and Directors of Littelfuse, Inc. for employees of the Company (filed as exhibit 99.1 to the Company's Current
            Report on Form 8-K dated November 8, 2004 (1934 Act File No.
            0-20388) and incorporated herein by reference).

10.23       Form of Specimen Performance Shares Agreement under the 1993 Stock
            Plan for Employees and Directors of Littelfuse, Inc.

10.24       Form of Specimen Non-Qualified Stock Option Agreement under the 1993
            Stock Plan for Employees and Directors of Littelfuse, Inc. for non-employee directors of the Company.

10.25       Summary of Executive Officer Compensation.

10.26       Summary of Director Compensation.

13.1 Portions of Littelfuse Annual Report to Stockholders for the fiscal year ended January 1, 2005.

14.1        Code of Ethics for Principal Executive and Financial Officers

21.1        Subsidiaries.

23.1        Consent of Independent Registered Public Accounting Firm.

31.1        Certification of Gordon Hunter, Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002.

31.2        Certification of Philip Franklin, Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002.

32.1        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002, 18 U.S.C. Section 1350.