Form 10-Q
period 2005-04-02
LITTELFUSE INC /DE
filed 2005-05-12
CIK 889331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2005

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                             -------    -------

                         Commission file number 0-20388

                                LITTELFUSE, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       36-3795742
  ---------------------------------------                 ---------------------
        (State or other jurisdiction                         (I.R.S. Employer
     of incorporation or organization)                     Identification No.)

         800 EAST NORTHWEST HIGHWAY
            DES PLAINES, ILLINOIS                                  60016
  ---------------------------------------                 ---------------------
  (Address of principal executive offices)                       (Zip Code)

                                 (847) 824-1188
                                 --------------
               Registrant's telephone number, including area code:

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

     As of April 2, 2005, 22,410,486 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of April 2, 2005 and January 1,
          2005 (unaudited)...........................................................       1

          Condensed Consolidated Statements of Income for the periods ended
          April 2, 2005 and April 3, 2004 (unaudited)................................       2

          Condensed Consolidated Statements of Cash Flows for the periods ended
          April 2, 2005 and April 3, 2004 (unaudited)................................       3

          Notes to the Condensed Consolidated Financial Statements (unaudited).......       4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.................................................................      11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.................      13

Item 4.   Controls and Procedures....................................................      14

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.................      15

Item 6.   Exhibits...................................................................      15

                                LITTELFUSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)

                                                    APRIL 2, 2005    January 1, 2005
                                                   --------------    ---------------
ASSETS:
Cash and cash equivalents ...................          $ 29,390          $ 28,583

Receivables .................................            77,973            77,726
Inventories .................................            76,979            79,080
Deferred income taxes .......................            16,466            17,056
Other current assets ........................             8,844             6,804
                                                       --------          --------

Total current assets ........................           209,652           209,249



Property, plant, and equipment, net .........           138,558           136,465
Intangible assets, net ......................            18,421            19,052
Goodwill ....................................            55,266            55,249
Investments .................................             5,466             4,886
Other assets ................................               410               408
                                                       --------          --------

    Total assets ............................          $427,773          $425,309
                                                       ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities excluding current portion
    of long-term debt .......................          $ 73,850          $ 82,196
Current portion of long-term debt ...........            42,630            32,958
                                                       --------          --------

Total current liabilities ...................           116,480           115,154

Long-term debt ..............................             1,232             1,364

Deferred income taxes .......................             9,148             8,573
Accrued post-retirement benefits ............            19,732            20,417
Other long-term liabilities .................             6,809             7,081
Minority interest ...........................             2,645             2,636
Shareholders' equity ........................           271,727           270,084
                                                       --------          --------
Total liabilities and shareholders' equity ..          $427,773          $425,309
                                                       ========          ========
Common shares issued and outstanding
    of 22,410,486 and 22,549,595,
    at April 2, 2005, and January 1, 2005, respectively

                                LITTELFUSE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data, unaudited)


                                                       For the Three Months Ended
                                                      ---------------------------
                                                        APRIL 2,         April 3,
                                                         2005              2004
                                                      -----------       ---------
Net sales.........................................    $   121,688       $ 111,418

Cost of sales.....................................         81,997          71,613
                                                      -----------       ---------

Gross profit......................................         39,691          39,805

Selling, general and administrative expenses......         27,114          20,543
Research and development expenses.................          4,738           3,181
Amortization of intangibles.......................            631             339
                                                      -----------       ---------

Operating income..................................          7,208          15,742

Interest expense..................................            479             426
Other (income) expense............................           (134)            307
                                                      ------------      ---------

Income before income taxes and minority
interest..........................................          6,863          15,009

Minority interest.................................              7               -
Income taxes......................................          2,417           5,403
                                                      -----------       ---------

Net income........................................    $     4,439       $   9,606
                                                      ===========       =========

Net income per share:

   Basic..........................................    $      0.20       $    0.44
                                                      ===========       =========
   Diluted........................................    $      0.20       $    0.43
                                                      ===========       =========

Weighted average shares and equivalent shares
outstanding:
   Basic..........................................         22,484          22,032
                                                      ===========       =========
   Diluted........................................         22,710          22,388
                                                      ===========       =========

                                LITTELFUSE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)


                                                                  For the Three Months Ended
                                                                  ---------------------------
                                                                   APRIL 2,          April 3,
                                                                    2005               2004
                                                                  --------           --------
Operating activities:
Net income .............................................          $  4,439           $  9,606
Adjustments to reconcile net income to net cash provided
     by operating activities:
    Depreciation .......................................             6,641              5,639
    Amortization .......................................               631                339
Changes in operating assets and liabilities:
    Accounts receivable ................................            (1,527)            (8,221)
    Inventories ........................................               945             (2,370)
    Accounts payable and accrued expenses ..............            (7,263)              (410)
    Prepaid expenses and other .........................            (3,773)            (1,648)
                                                                  --------           --------
Net cash provided by operating activities ..............                93              2,935

Cash used in investing activities:
     Purchases of property, plant, and equipment, net ..            (8,698)            (2,992)
     Acquisitions, net of cash acquired ................               (28)                 -
                                                                  --------           --------
Net cash used in investing activities ..................            (8,726)            (2,992)

Cash provided by (used in) financing activities:
    Proceeds from long-term debt .......................            15,056                  -
    Payments of long-term debt .........................            (5,213)               (39)
    Proceeds from repayment of notes receivable, common
    stock ..............................................             3,521                  -
    Proceeds from exercise of stock options ............               461              1,884
    Purchase of treasury stock .........................            (3,199)                 -
                                                                  --------           --------
Net cash provided by financing activities ..............            10,626              1,845

Effect of exchange rate changes on cash ................            (1,186)               (21)
                                                                  --------           --------

Increase in cash and cash equivalents ..................               807              1,767

Cash and cash equivalents at beginning of period .......            28,583             22,128
                                                                  --------           --------
Cash and cash equivalents at end of period .............          $ 29,390           $ 23,895
                                                                  ========           ========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  APRIL 2, 2005

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period ended April 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended January 1, 2005.

2. BUSINESS SEGMENT INFORMATION

The Company designs, manufactures and sells circuit protection devices throughout the world. The Company has three reportable geographic segments:
Americas, Europe and Asia-Pacific. The circuit protection market in these geographical segments is categorized into three major product areas: electronic, automotive and electrical.

The Company evaluates the performance of each geographic segment based on its sales and net income or loss. The Company accounts for intersegment sales as if the sales were to third parties. The Company's reportable segments are the geographical regions where the revenue is earned and expenses are incurred. The Company has subsidiaries in Americas, Europe and Asia-Pacific.

Revenues from no single customer amounted to 10% or more of the Company's total revenues for the quarter ended April 2, 2005.

Information concerning the operations in these geographic segments for the periods ended April 2, 2005, and April 3, 2004, is as follows (in thousands):

                                        Three Months        Three months
                                            Ended               Ended
                                        April 2, 2005       April 3, 2004
                                       ---------------     ---------------
NET SALES

Americas                               $        50,177     $        53,177
Europe                                          34,568              20,903
Asia-Pacific                                    36,943              37,338
                                       ---------------     ---------------
Combined total                                 121,688             111,418
Corporate                                            -                   -
                                       ---------------     ---------------
Consolidated total                     $       121,688     $       111,418

INTERSEGMENT SALES

Americas                               $        38,693     $        15,568
Europe                                          13,020              15,639
Asia-Pacific                                     9,802               6,202
                                       ---------------     ---------------
Combined total                                  61,515              37,409
Corporate                                            -                   -
Eliminations                                   (61,515)            (37,409)
                                       ---------------     ---------------
Consolidated total                     $             -     $             -

INTEREST EXPENSE

Americas                               $           461     $           417

Europe                                              18                   2
Asia-Pacific                                         -                   7
                                       ---------------     ---------------
Combined total                                     479                 426
Corporate                                            -                   -
                                       ---------------     ---------------
Consolidated total                     $           479     $           426

DEPRECIATION AND AMORTIZATION

Americas                               $         3,835     $         5,143
Europe                                           2,291                 152
Asia-Pacific                                       515                 344
                                       ---------------     ---------------
Combined total                                   6,641               5,639
Corporate                                          631                 339
                                       ---------------     ---------------
Consolidated total                     $         7,272     $         5,978

OTHER (INCOME) EXPENSE

Americas                               $           (88)    $           289
Europe                                             (13)               (268)
Asia-Pacific                                       (33)                286
                                       ---------------     ---------------
Combined total                                    (134)                307
Corporate                                            -                   -
                                       ---------------     ---------------
Consolidated total                     $          (134)    $           307

INCOME TAXES

Americas                               $           131     $         3,611
Europe                                           1,129                 757
Asia-Pacific                                     1,157               1,035
                                       ---------------     ---------------
Combined total                                   2,417               5,403
Corporate                                            -                   -
                                       ---------------     ---------------
Consolidated total                     $         2,417     $         5,403

NET INCOME (LOSS)*

Americas                               $           245     $         6,522
Europe                                           1,127                 113
Asia-Pacific                                     3,067               2,971
                                       ---------------     ---------------
Combined total                                   4,439               9,606
Corporate                                            -                   -
                                       ---------------     ---------------
Consolidated total                     $         4,439     $         9,606

NET SALES *

Electronic                             $        72,666     $        74,901
Automotive                                      31,065              27,814
Electrical                                      17,957               8,703
                                       ---------------     ---------------
Consolidated total                     $       121,688     $       111,418



* Certain prior year amounts have been reclassified to conform to the current year presentation.

IDENTIFIABLE ASSETS

                                         April 2,       January 1,
                                          2005            2005
                                       -----------     -----------
Americas                               $   313,519     $   344,277
Europe                                     239,257         264,523
Asia-Pacific                                71,600          64,828
                                       -----------     -----------
Combined total                             624,376         673,628
Eliminations                              (196,603)       (248,319)
                                       -----------     -----------
Consolidated total                     $   427,773     $   425,309
                                       ===========     ===========


3. INVENTORIES

The components of inventories are as follows (in thousands):

                                   April 2,      January 1,
                                     2005           2005
                                ------------   --------------
Raw material                    $     16,572   $       16,723
Work in process                       23,641           23,783
Finished goods                        36,766           38,577
                                ------------   --------------
  Total                         $     76,979   $       79,080
                                ============   ==============


4. LONG-TERM OBLIGATIONS

Total debt, including the current portion, at the end of the first quarter 2005 totaled $43.9 million and consisted of the following: (1) 6.16% private placement notes totaling $10.0 million, (2) foreign revolver borrowings totaling $6.4 million and (3) credit revolver borrowings totaling $27.5 million. Of this indebtedness, $42.6 million is considered to be current liabilities. The Company has a $50.0 million, three-year revolving bank credit agreement that expires on August 26, 2006. The bank credit agreement is subject to a maximum indebtedness calculation and other financial covenants. At April 2, 2005, the Company had available $22.5 million of borrowing capability under the revolving bank credit agreement. The revolving bank credit agreement has an interest rate of prime or LIBOR plus 0.875%. The Company also had $2.5 million in letters of credit outstanding at April 2, 2005.

5. PER SHARE DATA

Net income per share amounts for the three months ended April 2, 2005, and April 3, 2004, are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

                                                 Three months ended
                                              ------------------------
                                              April 2,         April 3,
                                              -------          -------
                                               2005              2004
                                              -------          -------
Net income .........................          $ 4,439          $ 9,606
                                              =======          =======


Average shares outstanding - Basic .           22,484           22,032

Net effect of dilutive stock options
 and restricted shares
         - Diluted .................              226              356
                                              -------          -------

Average shares outstanding - Diluted           22,710           22,388
                                              =======          =======

Net income per share
       - Basic .....................          $  0.20          $  0.44
                                              =======          =======
       - Diluted ...................          $  0.20          $  0.43
                                              =======          =======


Options to purchase 518,100 and 252,204 shares of common stock were outstanding at April 2, 2005, and April 3, 2004, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

6. HEINRICH ACQUISITION

On May 6, 2004, the Company acquired 82% of the common stock of Heinrich Industrie AG ("Heinrich") for Euro 39.5 million (approximately $47.1 million) in cash and acquisition costs of approximately $1.8 million. The Company purchased the controlling interest in Heinrich from its two largest shareholders and initiated a tender offer for the remaining shares of the publicly held company. The Company funded the acquisition with $17.5 million in cash and $32.0 million of borrowings on an existing revolving line of credit.

Subsequent to May 6, 2004, the Company purchased additional shares of Heinrich stock for approximately $8.7 million, bringing the total ownership to 97.2% as of April 2, 2005.

Heinrich is the holding company for the Wickmann Group of circuit protection products, which has three business units: electronic, automotive and electrical. Littelfuse has continued to operate Heinrich in such business units subsequent to the acquisition. The Heinrich acquisition expands the Company's product offering and strengthens the Company's position in the circuit protection industry.

The acquisition was accounted for using the purchase method of accounting and the operations of Heinrich are included in the Company's operations from the date of acquisition. The following table sets forth the purchase price allocation for the acquisition of Heinrich in accordance with the purchase method of accounting with adjustments to record the acquired assets and liabilities of Heinrich at their estimated fair market or net realizable values.

Purchase price allocation (in thousands)
----------------------------------------
Current assets                             $    39,824
Property, plant and equipment                   35,826
Patents, licenses and software                   3,396
Distribution network                             5,135
Trademarks and tradenames                          788
Goodwill                                         7,651
Other assets                                     5,282
Current liabilities                            (30,778)
Purchase accounting liabilities                 (7,281)
Other long-term liabilities                    (16,580)
Minority interest                               (1,602)
                                           -----------
                                           $    41,661
                                           ===========



All goodwill and intangible assets are recorded in the European segment. Trademarks and tradenames have an average estimated useful life of five years. The distribution network has an average estimated useful life of nine years. Patents and licenses have an average estimated useful life of four years. Software has a useful life of three years. The weighted average estimated useful life for intangible assets is approximately seven years.

Purchase accounting liabilities are estimated to be $7.3 million and are primarily for redundancy costs to be paid through 2006 related to manufacturing operations and selling, general and administrative functions. These liabilities are subject to revision as the Company implements its plan. The Company began formulating its plan to incur these costs as of the acquisition date. As of April 2, 2005, $1.9 million has been paid related to these liabilities.

The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the acquisition had occurred at the beginning of fiscal 2004.


                                          Three Months Ended
                                          ------------------
                                             April 3, 2004
                                              (unaudited)

Net sales                                      $132,467

Operating income                                 15,392

Net income                                        9,342

Diluted income per share                          $0.42

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what actual results would have been had the Heinrich acquisition been completed as of the beginning of the respective period, or of future results.

7. DERIVATIVES AND HEDGING

On June 11, 2002, the Company, entered into cross-currency rate swaps, with a notional amount of $11.6 million, as a cash flow hedge of the variability of Yen cash flows attributable to the USD/JPY exchange rate risk on forecasted intercompany sales of inventory to a Japanese subsidiary. The cross-currency swaps convert $11.6 million of the Company's fixed rate 6.16% U.S. Dollar debt to fixed rate 3.13% Japanese Yen debt. At the inception of the hedge, both the foreign currency swap and the intercompany sales subject to the hedge were denominated in Japanese Yen. The swap agreements are accounted for as a cash flow hedge and reported at fair value. The notional amount outstanding at April 2, 2005, was $2.1 million and the fair value of the outstanding cross-currency rate swap agreements was recognized as a $0.3 million liability in the accrued liabilities on the consolidated balance sheet. The change in the liability has been reflected as a charge to shareholders' equity in the consolidated balance sheet at April 2, 2005. The Company's hedges are considered effective and the net gain or loss from hedge ineffectiveness was not material.

For the period from June 1, 2004, to September 30, 2005, Heinrich Industrie AG purchased Euro forward contracts that hedge the variability of U.S. Dollar cash attributable to the exchange rate risk on forecasted intercompany sales to U.S. and Asian subsidiaries. These forward contracts guarantee the rate at which the U.S. Dollar cash flows will be converted to Euro in the future. The forward agreements are reported at the fair value and recorded as an asset under Other Assets on the consolidated balance sheet at April 2, 2005. The gains since the date of the Heinrich acquisition were recognized in the income statement and were immaterial.

Derivative financial instruments involve, to a varying degree, elements of market and credit risk not recognized in the consolidated financial statements. The market risk associated with these instruments resulting from interest rate movements is expected to offset the market risk of the underlying transactions being hedged. The counterparties to the agreements relating to the Company's cross-currency rate instruments consist of major international financial institutions with high credit ratings. The Company does not believe that there is significant risk of non-performance by these counterparties because the Company monitors the credit ratings of such counterparties, and limits the financial exposure and amount of agreements entered into with any one financial institution. While the notional amount of the derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company's exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations under the contracts exceed the obligations of the Company to the counterparty.

8. PENSIONS

The components of net periodic benefit cost for the three months ended April 2, 2005, compared with the three months ended April 3, 2004, were (in thousands):


                                   Three Months Ended     Three Months Ended
                                   ------------------     ------------------
                                    April 2,  April 3,     April 2,  April 3,
                                   --------   -------     --------   -------
                                     2005        2004       2005        2004
                                   --------   -------     --------   -------
                                  U.S. Pension Benefits      Foreign Plans
                                  ---------------------   ------------------
Service cost                        $   775   $   690      $   329   $   317
Interest cost                           883       875          537       469
Expected return on plan
Assets                                 (912)     (912)        (457)     (380)
Amortization of prior
service cost                              3         3           (3)       (3)
Amortization of transition
Asset                                     -         -          (31)      (23)
Amortization of net (gain)               68        40           47        52
                                    -------   -------      -------   -------
Loss
Total cost of the plan                  817       696          422       432
Expected plan participants'
Contribution                              -         -         (107)      (51)
                                    -------   -------      -------   -------
Net periodic benefit cost           $   817   $   696      $   315   $   381
                                    -------   -------      -------   -------


The expected rate of return on pension assets is 8.50% and 8.75% in 2005 and 2004, respectively.

9. COMPREHENSIVE INCOME

Total comprehensive income for the three months ended April 2, 2005, and April 3, 2004, was approximately $0.9 million and $9.3 million, respectively. The adjustment for comprehensive income consists of deferred gains and losses from foreign currency translation adjustments and qualified cash flow hedges for the periods ended April 2, 2005, and April 3, 2004, and unrealized gains and losses on available-for-sale securities for the period ended April 2, 2005.

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

                    (in thousands, except per share amounts)


                                                             Three months ended
                                                       -----------------------------
                                                       April 2, 2005   April 3, 2004
                                                       -------------   -------------
Net income as reported                                  $     4,439      $   9,606
Stock option compensation expense, net of tax                  (740)          (638)
                                                        -----------      ---------
Pro forma net income                                    $     3,699      $   8,968
Basic net income per share
As reported                                             $      0.20      $    0.44
Pro forma                                               $      0.16      $    0.41
Diluted net income per share
As reported                                             $      0.20      $    0.43
Pro forma                                               $      0.16      $    0.40
Risk-free interest rate                                        4.35%          4.14%
Expected dividend yield                                           0%             0%
Expected stock price volatility                                43.2%          44.0%
Expected life of options                                     7 years        7 years


These pro forma amounts may not be representative of future disclosures because the estimated fair value of the options is amortized to expense over the vesting period and additional options may be granted in the future.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share-Based Payment," replacing SFAS No. 123 and superseding Accounting Principles Board
(APB) Opinion No. 25. SFAS 123R requires public companies to recognize compensation expense for the cost of awards of equity compensation. This compensation cost will be measured as the fair value of the award estimated using an option-pricing model on the grant date. The provisions of SFAS No. 123R were to become effective at the beginning of the first interim or annual period beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission adopted a staff recommendation to delay the effective date for public companies to the first interim or annual reporting period of a registrant's first fiscal year beginning on or after December 15, 2005.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees in accordance with APB No. 25, "Accounting for Stock Issued to Employees", using the intrinsic value method. The Company expects to adopt Statement 123R at the beginning of fiscal year 2006. The Company is currently evaluating the various transition provisions under provisions under SFAS 123R. The adoption of Statement 123R is expected to result in increased compensation expense in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       Net Sales by Geography and Market*
                                 (in millions)


                                FIRST QUARTER
                      ---------------------------------
                         2005        2004      % CHANGE
                      ---------    -------     --------
GEOGRAPHY
Americas              $    50.2    $  53.2         -6%
Europe                     34.5       20.9         65%
Asia-Pacific               37.0       37.3         -1%
                      ---------    -------     ------

       TOTAL          $   121.7    $ 111.4          9%
                      =========    =======     ======

                                FIRST QUARTER
                      ---------------------------------
                         2005       2004       % CHANGE
                      ---------    -------     --------
MARKET

Electronics           $    63.3    $  74.9         -16%
Automotive                 25.8       27.8          -7%
Electrical                 10.0        8.7          15%
                      ---------    -------     -------
     Subtotal              99.1      111.4         -11%
Heinrich                   22.6          -           -
                      ---------    -------     -------

       TOTAL          $   121.7    $ 111.4           9%
                      =========    =======     =======



* Certain prior year amounts have been reclassified to conform to the current year presentation.

Results of Operations
First Quarter, 2005

Sales increased $10.3 million or 9% to $121.7 million in the first quarter of 2005, compared to $111.4 million in the first quarter of 2004 due to the acquisition of Heinrich. Excluding Heinrich, sales for the first quarter of 2005 decreased approximately 11% compared to the prior year quarter primarily due to a slowdown in the electronics business.

On a geographic basis, sales in the Americas decreased $3.0 million or 6% in the first quarter of 2005, compared to the first quarter of last year. The electronics business was the main contributor to this decline as sales to North American distributors and telecom OEM accounts slowed during the current quarter. Heinrich contributed $1.5 million in the Americas for the quarter. Europe sales increased $13.6 million or 65% in the first quarter of 2005 compared to the first quarter of 2004. Heinrich contributed $16.8 million in Europe for the quarter. Excluding Heinrich, Europe sales decreased $3.2 million or 15% compared to the first quarter of 2004 due to weakened demand for electronics products partially offset by favorable currency effects of $0.8 million. Asia sales decreased $0.3 million or 1% compared to the prior year first quarter. Excluding Heinrich, which contributed $4.3 million, Asia sales decreased $4.6 million or 12% compared to the first quarter of 2004. This decrease was due to inventory correction at electronic distributors as well as weaker demand in the China telecom market.

Electronic sales, excluding Heinrich, decreased $11.6 million or 16% for the first quarter of 2005 compared to the prior year quarter due to distributor inventory correction and softening in telecom end markets. Automotive sales, excluding Heinrich, decreased $2.0 million or 7% for the first quarter of 2005 compared to the prior year quarter. Automotive sales for the first quarter of 2005 were unfavorably impacted by lower car build in North America and

Europe, and the prior year quarter benefited from incremental sales related to a vehicle recall program. Electrical sales, excluding Heinrich, increased $1.3 million or 15% in the first quarter of 2005 compared to the same quarter last year as the electrical markets benefited from increased industrial manufacturing activity and the beginnings of a rebound in non-residential construction.

Gross profit was $39.7 million or 32.6% of sales for the first quarter of 2005, compared to $39.8 million or 35.7% in the same quarter last year. The decrease in gross margin was mainly attributable to reduced operating leverage from lower sales, $1.1 million of severance charges related to reductions in force and the addition of lower margin Heinrich sales.

Total operating expense was $32.5 million or 26.7% of sales for the first quarter of 2005 compared to $24.1 million or 21.6% of sales for the same quarter in the prior year. The increase in operating expense reflects the acquisition of Heinrich, additions to sales and engineering staffs to support the Company's solution selling strategy and $0.5 million of severance charges in the current quarter related to staffing reductions.

Operating income was $7.2 million or 5.9% of sales for the first quarter of 2005 compared to $15.7 million or 14.1% of sales for the same quarter of last year reflecting the lower sales and increased costs discussed above.

Interest expense was $0.5 million in the first quarter of this year compared to $0.4 million in the first quarter of last year. Other income was $0.1 million for the first quarter of 2005 compared to other expense of $0.3 million in the first quarter of last year, due to current year other income of $0.1 million from Heinrich and lower other expenses in the current year.

Income before income taxes and minority interest was $6.9 million for the first quarter 2005 compared to $15.0 million for the first quarter of 2004. Income taxes were $2.4 million with an effective tax rate of 35% for the first quarter of 2005 compared to $5.4 million with an effective tax rate of 36% in the first quarter of last year.

Net income for the first quarter 2005 was $4.4 million or $0.20 per diluted share compared to $9.6 million or $0.43 per diluted share for the same quarter of last year.


Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 2005 year with $28.6 million of cash and cash equivalents. Net cash provided by operations was $0.1 million for the first three months. Net cash provided by operations includes net income of $4.4 million, depreciation of $6.6 million and amortization of $0.6 million in addition to various working capital and other items. Accounts receivable increased $1.5 million and inventory decreased $0.9 million. Accounts payable, accrued expenses, prepaid expenses and other items unfavorably impacted net cash provided by operations by $11.0 million, primarily due to the payment of 2004 accrued bonuses of approximately $7.0 million and a $2.1 million increase in prepaid assets. Net cash used in investing activities included $8.7 million in net purchases of property, plant and equipment. In addition, net cash provided by financing activities included stock option exercises of $0.5 million along with net proceeds of long-term debt of $9.8 million, notes receivable payback of $3.5 million and the offsetting purchase of treasury stock for $3.2 million. The effects of exchange rate changes decreased cash by $1.2 million. The net cash provided by operations, less investing and financing activities plus the effects of exchange rate changes, resulted in a $0.8 million net increase. This left the Company with a cash balance of $29.4 million at April 2, 2005.

The ratio of current assets to current liabilities was 1.8 to 1 at the end of the first quarter of 2005 compared to 2.0 to 1 at the end of the first quarter 2004. The days sales in receivables was approximately 58 days at the end of the first quarter of 2005, compared to 57 days at the end 2004 and 49 days at the end of the first quarter 2004. The increase in days sales in receivables from the first quarter of the prior year was due primarily to the elimination of early payment discounts for certain distributors and the addition of Heinrich, whose days sales in receivables is higher than that of Littelfuse. The days inventory outstanding was approximately 85 days at the end of the first quarter of 2005 compared to 91 days at the end of 2004 and 69 days at end of the first quarter of 2004. The decrease in days inventory outstanding from the end of 2004 resulted primarily from improved inventory management. The increase in days inventory outstanding from the first quarter of the prior year was due to the addition of Heinrich, whose days inventory outstanding is higher than that of Littelfuse and lower sales in the first quarter of 2005.

The Company's capital expenditures, net of cash from asset sales, were $8.7 million for the first quarter of 2005 compared to $3.0 million for the first quarter of 2004 due to spending in the most recent quarter related to manufacturing process improvements, new product introductions and future capacity expansions.

Total debt, including the current portion, at the end of the first quarter 2005 totaled $43.9 million and consisted of the following: (1) 6.16% private placement notes totaling $10.0 million, (2) foreign revolver borrowings totaling $6.4 million and (3) credit revolver borrowings totaling $27.5 million. Of this indebtedness, $42.6 million is considered to be current liabilities. The Company has a $50.0 million, three-year revolving bank credit agreement that expires on August 26, 2006. The bank credit agreement is subject to a maximum indebtedness calculation and other financial covenants. At April 2, 2005, the Company had available $22.5 million of borrowing capability under the revolving bank credit agreement. The revolving bank credit agreement has an interest rate of prime or LIBOR plus 0.875%. The Company also had $2.5 million in letters of credit outstanding at April 2, 2005.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

The statements in this section and in the other sections of this report which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties, including, but not limited to, product demand and market acceptance, the effect of economic conditions, the impact of competitive products and pricing, the integration of acquisitions, product development and patent protection, commercialization and technological difficulties, capacity and supply constraints or difficulties, exchange rate fluctuations, actual purchases under agreements, the effect of the Company's accounting policies, labor disputes, restructuring costs in excess of expectations, costs related to former coal mining activities, pension plan asset returns less than expected, and other risks which may be detailed in the Company's Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the Company's Annual Report on Form 10-K for the year ended January 1, 2005.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign exchange rates, commodities and, to a lesser extent, interest rates. Management believes that the Company's exposure to these risks is immaterial and not significant enough to warrant disclosure of quantitative information regarding market risk.

The Company had $43.9 million of long-term debt outstanding at April 2, 2005, primarily in the form of senior notes and lines of credit. Approximately 23% of the Company's long-term debt is at fixed rates.

A portion of the Company's operations consists of manufacturing and sales activities in foreign countries. The Company has foreign manufacturing facilities in the U.S., Mexico, England, Ireland, China, Germany and the Philippines. Substantially all sales in Europe are denominated in Euro, U.S. Dollar and British Pound Sterling, and substantially all sales in the Asia-Pacific region are denominated in U.S. Dollar, Japanese Yen and South Korean Won.

The Company's identifiable foreign exchange exposures result from the purchase and sale of products from affiliates, repayment of intercompany trade and loan amounts and translation of local currency amounts in consolidation of financial results. Changes in foreign currency exchange rates or weak economic conditions in the foreign countries in which it manufactures and distributes products could affect the Company's sales, accounts receivable values and financial results. The Company uses netting and offsetting intercompany account management techniques to reduce known foreign currency exposures deemed to be material. The Company utilizes derivative instruments as hedges of specific foreign currency cash flows when appropriate.

The Company has entered into cross-currency rate swaps with a notional amount of $11.6 million. The cross-currency swaps convert $11.6 million of the Company's fixed rate 6.16% U.S. dollar debt to fixed rate 3.13% Japanese Yen debt. At the inception of the hedge, both the foreign currency swap and the intercompany sales subject to the hedge were denominated in Japanese Yen. The fair value of the rate swap agreements outstanding at April 2, 2005, which had a notional amount of $2.1 million, was recognized as a $0.3 million liability, and is reported in consolidated shareholders' equity as a component of other comprehensive income.

For the period from June 1, 2004, to September 30, 2005, Heinrich Industrie AG purchased Euro forward contracts that hedge the variability of U.S. Dollar cash attributable to the exchange rate risk on forecasted intercompany sales to U.S. and Asian subsidiaries. These forward contracts guarantee the rate at which the U.S. Dollar cash flows will be converted to Euros in the future. The forward agreements are reported at the fair value and recorded as an asset under Other assets on the consolidated balance sheet at April 2, 2005. The gains since the date of the Heinrich acquisition were recognized in the income statement and were immaterial.

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

Item 4.  Controls and Procedures

As of April 2, 2005, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Report. There were no significant changes in the Company's internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the Company's internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the Company's Chief Executive Officer and Chief Financial Officer. The Company's management believes that the material weaknesses discussed in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005 relating to the approval process over journal entries and lack of adequate controls over the accounting for foreign currency translations have been eliminated.

PART II - OTHER INFORMATION

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds

          (e) The table below provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the first quarter of fiscal 2005:


                      ISSUER PURCHASES OF EQUITY SECURITIES


                                                               Total Number of Shares      Maximum Number of Shares
                                                                 Purchased as Part of     that May Yet Be Purchased
                    Total Number of     Average Price Paid   Publicly Announced Plans            Under the Plans or
Period             Shares Purchased              per Share                or Programs                      Programs

January 2005                      -                      -                          -                      831,600

February 2005                     -                      -                          -                      831,600


March 2005                  101,500                 $31.52                    101,500                      730,100


Total                       101,500                 $31.52                    101,500                      730,100



The Company's Board of Directors authorized the repurchase of up to 1,000,000 shares under a program for the period May 1, 2004 to April 30, 2005.


Item 6:   Exhibits

               Exhibit         Description
               -------         -----------

                10.1 Annual Salary of Chairman of the Board, President and Chief Executive Officer

                31.1           Certification of Gordon Hunter, Pursuant to
                               Section 302 of the Sarbanes-Oxley Act of 2002

                31.2           Certification of Philip G. Franklin, Pursuant to
                               Section 302 of the Sarbanes-Oxley Act of 2002

                32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LITTELFUSE, INC.

Date:  May 12, 2005                By   /s/ Philip G. Franklin
                                        ---------------------------------------
                                        Philip G. Franklin
                                        Vice President, Operations Support and
                                        Chief Financial Officer
                                        (As duly authorized officer and as
                                        the principal financial and accounting
                                        officer)