Form 10-Q
period 2005-07-02
LITTELFUSE INC /DE
filed 2005-08-11
CIK 889331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 2, 2005

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                   FROM             TO
                        -----------    -----------

                         Commission file number 0-20388

                                LITTELFUSE, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                    36-3795742
 ---------------------------------------               ----------------
       (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                   Identification No.)

        800 EAST NORTHWEST HIGHWAY
           DES PLAINES, ILLINOIS                                60016
 ---------------------------------------               --------------
 (Address of principal executive offices)                   (Zip Code)


                                 (847) 824-1188
               Registrant's telephone number, including area code:

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

     As of July 2, 2005, 22,453,183 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS


                                                                                         PAGE
PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of July 2, 2005 and January 1, 2005
          (unaudited)................................................................       1

          Condensed Consolidated Statements of Income for the periods
          ended July 2, 2005 and July 3, 2004 (unaudited)............................       2

          Condensed Consolidated Statements of Cash Flows for the periods
          ended July 2, 2005 and July 3, 2004 (unaudited)............................       3

          Notes to the Condensed Consolidated Financial Statements (unaudited).......       4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.................................................................      11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.................      14

Item 4.   Controls and Procedures....................................................      15

PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds................      16

Item 4.   Submission of Matters to a Vote of Security Holders........................      16

Item 6.   Exhibits...................................................................      17

                                LITTELFUSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)


                                                               JULY 2, 2005         January 1, 2005
                                                             --------------         --------------
ASSETS:
Cash and cash equivalents................................   $       32,647         $       28,583
Receivables..............................................           80,971                 77,726
Inventories..............................................           71,250                 79,080
Deferred income taxes....................................           20,448                 17,056
Other current assets.....................................            8,575                  6,804
                                                            --------------         --------------

Total current assets.....................................          213,891                209,249



Property, plant, and equipment, net......................          139,314                136,465
Intangible assets, net...................................           17,760                 19,052
Goodwill.................................................           54,534                 55,249
Investments..............................................            5,138                  4,886
Other assets.............................................              410                    408
                                                            --------------         --------------

    Total assets                                            $      431,047         $      425,309
                                                            ==============         ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities excluding current portion
    of long-term debt....................................   $       71,398         $       82,196
Current portion of long-term debt........................           42,959                 32,958
                                                            --------------         --------------

Total current liabilities................................          114,357                115,154

Long-term debt...........................................            1,544                  1,364
Deferred income taxes....................................            8,649                  8,573
Accrued post-retirement benefits.........................           19,481                 20,417
Other long-term liabilities..............................            8,873                  7,081
Minority interest........................................            2,668                  2,636
Shareholders' equity.....................................          275,475                270,084
                                                            --------------         --------------
Total liabilities and shareholders' equity...............   $      431,047         $      425,309
                                                            ==============         ==============

Common shares issued and outstanding
    of 22,453,183 and 22,549,595,
    at July 2, 2005, and January 1, 2005, respectively



                                LITTELFUSE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data, unaudited)

                                                       For the Three Months Ended         For the Six Months Ended
                                                      ----------------------------       ---------------------------
                                                         JULY 2,            July 3,          JULY 2,         July 3,
                                                          2005               2004             2005            2004
                                                      -----------        ---------       -----------     -----------

Net sales.........................................    $   123,867        $ 128,759       $   245,555     $   240,177

Cost of sales.....................................         86,212           84,580           168,209         156,193
                                                      -----------        ---------       -----------     -----------

Gross profit......................................         37,655           44,179            77,346          83,984

Selling, general and administrative expenses......         25,435           23,572            52,549          44,115
Research and development expenses.................          4,705            4,156             9,443           7,337
Amortization of intangibles.......................            463              470             1,094             809
                                                      -----------        ---------       -----------     -----------

Operating income..................................          7,052           15,981            14,260          31,723

Interest expense..................................            580              492             1,059             918
Other income......................................            (98)            (768)             (232)           (461)
                                                      -----------        ---------       -----------     -----------

Income before minority interest and income taxes..          6,570           16,257            13,433          31,266

Minority interest.................................             (5)              60                 2              60
Income taxes......................................          2,318            5,853             4,735          11,256
                                                      -----------        ---------       -----------     -----------

Net income........................................    $     4,257        $  10,344       $     8,696     $    19,950
                                                      ===========        =========       ===========     ===========

Net income per share:

   Basic..........................................    $      0.19        $    0.47       $      0.39     $      0.90
                                                      ===========        =========       ===========     ===========
   Diluted........................................    $      0.19        $    0.46       $      0.38     $      0.89
                                                      ===========        =========       ===========     ===========

Weighted average shares and equivalent shares
outstanding:
   Basic..........................................         22,423           22,180            22,453          22,107
                                                      ===========        =========       ===========     ===========
   Diluted........................................         22,613           22,684            22,681          22,515
                                                      ===========        =========       ===========     ===========

                                LITTELFUSE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                            For the Three Months Ended   For the Six Months Ended
                                                            --------------------------   ------------------------
.........................................................       JULY 2,      July 3,         JULY 2,       July 3,
.........................................................        2005         2004            2005          2004
                                                             ---------      --------      ---------     ---------
Operating activities:
Net income..............................................     $   4,257     $  10,344      $   8,696     $  19,950
Adjustments to reconcile net income to net cash provided
     by operating activities:
    Depreciation........................................         7,511         6,177         14,152        11,816
    Amortization........................................           463           470          1,094           809
Changes in operating assets and liabilities:
    Accounts receivable.................................        (4,908)       (5,597)        (6,435)      (13,818)
    Inventories.........................................         4,006         1,137          4,951        (1,233)
    Accounts payable and accrued expenses...............        (1,971)        2,189         (9,234)        1,779
    Prepaid expenses and other..........................         2,759         1,407         (1,014)         (241)
                                                             ---------    ----------      ---------     ---------
Net cash provided by operating activities...............        12,117        16,127         12,210        19,062

Cash used in investing activities:
Purchases of property, plant, and equipment.............        (8,266)       (6,059)       (16,964)       (9,051)
Acquisitions, net of cash acquired......................          (991)      (32,807)        (1,019)      (32,807)
                                                             ---------      --------      ---------     ---------


Net cash used in investing activities...................        (9,257)      (38,866)       (17,983)      (41,858)

Cash provided by (used in) financing activities:
    Proceeds from long-term debt........................        11,895        32,000         26,951        32,000
    Payments of long-term debt..........................       (11,000)       (3,008)       (16,213)       (3,047)
    Proceeds from repayment of notes receivable, common
         stock..........................................            12             -          3,533             -
    Proceeds from exercise of stock options.............           214         6,425            675         8,309
    Purchase of treasury stock..........................             -             -         (3,199)            -
                                                             ---------      --------      ---------     ---------
Net cash provided by financing activities..............          1,121        35,417         11,747        37,262

Effect of exchange rate changes on cash................           (724)       (2,189)        (1,910)       (2,210)
                                                             ---------      --------      ---------     ---------

Increase in cash and cash equivalents..................          3,257        10,489          4,064        12,256

Cash and cash equivalents at beginning of period.......         29,390        23,895         28,583        22,128
                                                             ---------      --------      ---------     ---------
Cash and cash equivalents at end of period.............      $  32,647      $ 34,384      $  32,647     $  34,384
                                                             =========      ========      =========     =========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 2, 2005

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period ended July 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended January 1, 2005.

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

Revenues from no single customer amounted to 10% or more of the Company's total revenues for the quarter ended July 2, 2005.

Information concerning the operations in these geographic segments for the periods ended July 2, 2005, and July 3, 2004, is as follows (in thousands):

                                       Three Months        Three Months        Six Months        Six months
                                          Ended               Ended               Ended             Ended
                                       July 2, 2005        July 3, 2004       July 2, 2005      July 3, 2004
                                    ---------------    ---------------      ---------------   ---------------
NET SALES

Americas                            $        49,330    $        55,631      $        99,585   $       108,808
Europe                                       31,906             42,181               66,395            79,519
Asia-Pacific                                 42,631             30,947               79,575            51,850
                                    ---------------    ---------------      ---------------   ---------------
Combined total                              123,867            128,759              245,555           240,177
Corporate                                         -                  -                    -                 -
                                    ---------------    ---------------      ---------------   ---------------
Consolidated total                  $       123,867    $       128,759      $       245,555   $       240,177

INTERSEGMENT SALES

Americas                            $        42,079    $        22,688      $        80,772   $        38,256
Europe                                       12,506             14,784               25,526            30,422
Asia-Pacific                                 16,342              7,421               26,145            13,622
                                    ---------------    ---------------      ---------------   ---------------
Combined total                               70,927             44,893              132,443            82,300
Corporate                                         -                  -                    -                 -
Eliminations                                (70,927)           (44,893)            (132,443)          (82,300)
                                    ----------------   ----------------     ----------------  ----------------
Consolidated total                  $             -    $             -      $             -   $             -


                                       Three Months        Three Months        Six Months        Six months
                                          Ended               Ended               Ended             Ended
                                       July 2, 2005        July 3, 2004       July 2, 2005      July 3, 2004
                                    ---------------    ---------------      ---------------   ---------------
INTEREST EXPENSE

Americas                            $           531    $           445      $           992   $           875
Europe                                           24                 19                   42                43
Asia-Pacific                                     25                 28                   25                 -
                                    ---------------    ---------------      ---------------   ---------------
Combined total                                  580                492                1,059               918
Corporate                                         -                  -                    -                 -
                                    ---------------    ---------------      ---------------   ---------------
Consolidated total                  $           580    $           492      $         1,059   $           918

DEPRECIATION AND AMORTIZATION

Americas                            $         3,916    $         3,910      $         7,751   $         9,053
Europe                                        3,067              1,916                5,358             2,068
Asia-Pacific                                    528                351                1,043               695
                                    ---------------    ---------------      ---------------   ---------------
Combined total                                7,511              6,177               14,152            11,816
Corporate                                       463                470                1,094               809
                                    ---------------    ---------------      ---------------   ---------------
Consolidated total                  $         7,974    $         6,647      $        15,246   $        12,625

OTHER (INCOME) EXPENSE

Americas                            $           270    $          (819)     $           182   $          (530)
Europe                                           (3)              (167)                 (16)             (435)
Asia-Pacific                                   (365)               218                 (398)              504
                                    ----------------   ---------------      ----------------  ---------------
Combined total                                  (98)              (768)                (232)             (461)
Corporate                                         -                  -                    -                 -
                                    ---------------    ---------------      ---------------   ---------------
Consolidated total                  $           (98)   $          (768)     $          (232)  $          (461)

INCOME TAXES

Americas                            $           823    $         3,565      $           954   $         7,176
Europe                                          847                967                2,003             1,724
Asia-Pacific                                    648              1,321                1,778             2,356
                                    ---------------    ---------------      ---------------   ---------------
Combined total                                2,318              5,853                4,735            11,256
Corporate                                         -                  -                    -                 -
                                    ---------------    ---------------      ---------------   ---------------
Consolidated total                  $         2,318    $         5,853      $         4,735   $        11,256

NET INCOME (LOSS) *

Americas                            $         2,060    $         5,755      $         2,305   $        12,277
Europe                                       (1,557)               (26)                (430)               87
Asia-Pacific                                  3,754              4,615                6,821             7,586
                                    ---------------    ---------------      ---------------   ---------------
Combined total                                4,257             10,344                8,696            19,950
Corporate                                         -                  -                    -                 -
                                    ---------------    ---------------      ---------------   ---------------
Consolidated total                  $         4,257    $        10,344      $         8,696   $        19,950

NET SALES *

Electronic                          $        74,879    $        83,439      $       147,545   $       157,966
Automotive                                   30,183             30,038               61,248            58,226
Electrical                                   18,805             15,282               36,762            23,985
                                    ---------------    ---------------      ---------------   ---------------
Consolidated total                  $       123,867    $       128,759      $       245,555   $       240,177



* Certain prior year amounts have been reclassified to conform to the current year presentation.

IDENTIFIABLE ASSETS
                                             July 3,            January 1,
                                              2005                 2005
                                       ---------------     ---------------

Americas                               $       327,917     $       344,277
Europe                                         230,616             264,523
Asia-Pacific                                    77,960              64,828
                                       ---------------     ---------------
Combined total                                 636,493             673,628
Eliminations                                  (205,446)           (248,319)
                                       ----------------    ----------------
Consolidated total                     $       431,047     $       425,309
                                       ===============     ===============




3. INVENTORIES

The components of inventories are as follows (in thousands):


                                   July 2,       January 1,
                                     2005           2005
                                ------------   --------------
Raw material                    $     15,229   $       16,723
Work in process                       21,979           23,780
Finished goods                        34,042           38,577
                                ------------   --------------
  Total                         $     71,250   $       79,080
                                ============   ==============


4. LONG-TERM OBLIGATIONS

Total debt, including the current portion, at the end of the second quarter 2005 totaled $44.5 million and consisted of the following: (1) 6.16% private placement notes totaling $10.0 million, (2) foreign revolver borrowings totaling $6.5 million and (3) credit revolver borrowings totaling $28.0 million. Of this indebtedness, $43.0 million is considered to be current liabilities. The Company has a $50.0 million, three-year revolving bank credit agreement that expires on August 26, 2006. The bank credit agreement is subject to a maximum indebtedness calculation and other financial covenants. At July 2, 2005, the Company had available $22.0 million of borrowing capability under the revolving bank credit agreement. The revolving bank credit agreement has a floating interest rate of LIBOR plus 0.875% or prime. The Company also had $2.5 million in letters of credit outstanding at July 2, 2005.

5. PER SHARE DATA

Net income per share amounts for the three months ended July 2, 2005, and July 3, 2004, are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

                                                   Three months ended         Six months ended
                                                   ------------------         ----------------
                                                  July 2,      July 3,      July 2,      July 3,
                                                   2005         2004         2005         2004
                                                ---------    ---------    ---------     ---------

Net income                                      $   4,257    $  10,344    $   8,696     $  19,950
                                                =========    =========    =========     =========

Average shares outstanding - Basic                 22,423       22,180       22,453        22,107

Net effect of dilutive stock options
   and restricted shares
                  - Diluted                           190          504          228           408
                                                ---------    ---------    ---------     ---------

Average shares outstanding
                   - Diluted                       22,613       22,684       22,681        22,515
                                                =========    =========    =========     =========

Net income per share
                  - Basic                       $     0.19   $     0.47   $     0.39    $     0.90
                                                ==========   ==========   ==========    ==========
                  - Diluted                     $     0.19   $     0.46   $     0.38    $     0.89
                                                ==========   ==========   ==========    ==========

Options to purchase 538,600 and 286,286 shares of common stock were outstanding at July 2, 2005, and July 3, 2004 respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. During the first six months of 2005 the Company issued 34,980 shares of common stock resulting from the exercising of stock options.

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

Subsequent to May 6, 2004, the Company purchased additional shares of Heinrich stock for approximately $8.7 million, bringing the total ownership to 97.2% as of July 2, 2005.

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


Purchase price allocation (in thousands)
-----------------------------------------
 Current assets                             $     39,824
 Property, plant and equipment                    35,826
 Patents, licenses and software                    3,396
 Distribution network                              5,135
 Trademarks and tradenames                           788
 Goodwill                                          7,651
 Other assets                                      5,282
 Current liabilities                             (30,778)
 Purchase accounting liabilities                  (7,281)
 Other long-term liabilities                     (16,580)
 Minority interest                                (1,602)
                                            -------------
                                            $      41,661




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

Purchase accounting liabilities are estimated to be $7.3 million and are primarily for redundancy costs to be paid through 2006 related to manufacturing operations and selling, general and administrative functions. These liabilities are subject to revision as the Company implements its plan. The Company began formulating its plan to incur these costs as of the acquisition date. As of July 2, 2005, $3.0 million has been paid related to these liabilities. Upon the future acquisition of the remaining minority interest in Heinrich, the Company may record additional liabilities in connection with this acquisition.

The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the acquisition had occurred at the beginning of fiscal 2004.


                                       Three Months Ended     Six Months Ended
                                       ------------------     ----------------
                                            July 3, 2004          July 3, 2004
                                            (unaudited)            (unaudited)


Net sales                                      $140,406              $272,873

Operating income                                 16,223                31,614

Net income                                       10,788                20,130

Diluted income per share                          $0.48                 $0.89


These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what actual results would have been had the Heinrich acquisition been completed as of the beginning of the respective period, or of future results.

7. DERIVATIVES AND HEDGING

On June 11, 2002, the Company entered into cross-currency rate swaps, with a notional amount of $11.6 million, as a cash flow hedge of the variability of Yen cash flows attributable to the USD/JPY exchange rate risk on forecasted intercompany sales of inventory to a Japanese subsidiary. The cross-currency rate swaps convert $11.6 million of the Company's fixed rate 6.16% U.S. Dollar debt to fixed rate 3.13% Japanese Yen debt. At the inception of the hedge, both the foreign currency swap and the intercompany sales subject to the hedge were denominated in Japanese Yen. The swap agreements were accounted for as a cash flow hedge and reported at fair value. The notional amount outstanding at July 2, 2005 was $0.8 million and the fair value of the outstanding cross currency rate swap agreements was recognized as a $0.1 million liability in the accrued liabilities on the consolidated balance sheet. The change in the liability has been reflected as a charge to shareholders' equity in the consolidated balance sheet at July 2, 2005. The Company's hedges are considered effective and the net gain or loss from hedge ineffectiveness was not material.

For the period from June 1, 2004, to September 30, 2005, Heinrich Industrie AG purchased Euro forward contracts that hedge the variability of U.S. Dollar cash attributable to the exchange rate risk on forecasted intercompany sales to U.S. and Asian subsidiaries. These forward contracts guarantee the rate at which the U.S. Dollar cash flows will be converted to Euro in the future. The forward agreements are reported at the fair value and recorded as an asset under Other Assets on the consolidated balance sheet at July 2, 2005. The gains since the date of the Heinrich acquisition were recognized in the income statement and were immaterial.

Derivative financial instruments involve, to a varying degree, elements of market and credit risk not recognized in the consolidated financial statements. The market risk associated with these instruments resulting from interest rate movements is expected to offset the market risk of the underlying transactions being hedged. The counterparties to the agreements relating to the Company's cross currency rate instruments consist of major international financial institutions with high credit ratings. The Company does not believe that there is significant risk of non-performance by these counterparties because the Company monitors the credit ratings of such counterparties, and limits the financial exposure and amount of agreements entered into with any one financial institution. While the notional amount of the derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company's exposure to credit risk. The amount potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations under the contracts exceed the obligations of the Company to the counterparty.


8. PENSIONS

The components of net periodic benefit cost for the three months ended July 2, 2005, compared with the three months ended July 3, 2004, were (in thousands):

                                    Three Months Ended    Six Months Ended    Three Months Ended   Six Months Ended
                                   --------------------------------------------------------------------------------
                                              U.S. Pension Benefits                        Foreign Plans
                                   ----------------------------------------- --------------------------------------
                                      2005      2004      2005       2004       2005      2004      2005      2004
                                   --------- --------- ---------- ---------- --------- --------- --------- --------
Service cost                        $   775   $   737  $    1,550 $    1,474  $   329   $   281   $   658   $   562
Interest cost                           883       882       1,766      1,764      537       372     1,074       744
Expected return on plan
assets                                 (912)     (907)     (1,824)    (1,814)    (457)     (384)     (914)     (768)
Amortization of prior
service cost                              3         3           6          6       (3)       (3)       (6)       (6)
Amortization of transition
asset                                     -         -           -          -      (31)      (23)      (62)      (46)
Amortization of net (gain)
loss                                     68        48         136         96       47        52        94       104
                                   --------  --------  ---------- ---------- --------  --------  --------  --------
Total cost of the plan                  817       763       1,634      1,526      422       295       844       590
Expected plan participants'
contribution                              -         -           -          -     (107)      (52)     (214)     (104)
                                    -------   -------  ---------- ----------  -------   -------   -------   -------
Net periodic benefit cost           $   817   $   763  $    1,634 $    1,526  $   315   $   243   $   630   $   486
                                    -------   -------  ---------- ----------  -------   -------   -------   -------

The expected rate of return on pension assets is 8.50% and 8.75% in 2005 and 2004, respectively.



9. COMPREHENSIVE INCOME

Total comprehensive income for the three months ended July 2, 2005, and July 3, 2004, was approximately $3.2 million and $9.7 million, respectively, and the six months ended July 2, 2005, and July 3, 2004, was approximately $4.0 million and $18.9 million, respectively . The adjustment for comprehensive income consists of deferred gains and losses from foreign currency translation adjustments and qualified cash flow hedges for the periods ended July 2, 2005, and July 3, 2004, and unrealized gains and losses on available-for-sale securities for the period ended July 2, 2005.

10. STOCK-BASED COMPENSATION

The following table discloses the Company's pro forma net income and diluted net income per share had the valuation methods under SFAS 123 been used for the Company's stock option grants. The table also discloses the weighted average assumptions used in estimating the fair value using the Black-Scholes option pricing model.

                    (in thousands, except per share amounts)

                                                       Three months ended             Six months ended
                                                  July 2, 2005    July 3, 2004   July 2, 2005   July 3, 2004
                                                 -------------   -------------  -------------  -------------

Net income as reported                           $      4,257    $     10,344    $     8,696   $     19,950
Stock option compensation expense, net of tax            (731)           (674)        (1,471)        (1,312)
                                                 -------------   -------------  -------------  -------------
Pro forma net income                             $      3,526    $      9,670    $     7,225   $     18,638
Basic net income per share
As reported                                      $       0.19     $      0.47     $    0.39     $      0.90
Pro forma                                        $       0.16     $      0.44     $    0.32     $      0.84
Diluted net income per share
As reported                                      $       0.19     $      0.46     $    0.38     $      0.89
Pro forma                                        $       0.16     $      0.43     $    0.32     $      0.83

Risk-free interest rate                                  3.97%           4.14%         3.97%           4.14%


Expected dividend yield                                     0%              0%           0%               0%
Expected stock price volatility                          39.7%           44.0%        39.7%            44.0%
Expected life of options                               7 years         7 years      7 years          7 years

These pro forma amounts may not be representative of future disclosures because the estimated fair value of the options is amortized to expense over the vesting period and additional options may be granted in the future.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share-Based Payment," replacing SFAS No. 123 and superseding Accounting Principles Board
(APB) Opinion No. 25. SFAS 123R requires public companies to recognize compensation expense for the cost of awards of equity compensation. This compensation cost will be measured as the fair value of the award estimated using an option-pricing model on the grant date. Statement 123R is effective for registrants no later than the beginning of the first fiscal year after December 15, 2005.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees in accordance with APB No. 25, "Accounting for Stock Issued to Employees," using the intrinsic value method. The Company expects to adopt Statement 123R at the beginning of fiscal year 2006. The Company is currently evaluating the various transition provisions under provisions under SFAS 123R. The adoption of Statement 123R is expected to result in increased compensation expense in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       Net Sales by Geography and Market*
                                  (in millions)


                                SECOND QUARTER                         YEAR-TO-DATE
                     2005           2004      % CHANGE          2005      2004        % CHANGE
                    ----------   ----------   ----------   ----------   ----------   ----------
GEOGRAPHY
Americas            $     49.4   $     55.7          -11%  $     99.6   $    108.9           -9%
Europe                    31.9         30.9            3%        66.4         51.8           28%
Asia-Pacific              42.6         42.2            1%        79.6         79.5           --
                    ----------   ----------   ----------   ----------   ----------   ----------

         TOTAL      $    123.9   $    128.8           -4%  $    245.6   $    240.2            2%
                    ==========   ==========   ==========   ==========   ==========   ==========




                                SECOND QUARTER                         YEAR-TO-DATE
                     2005           2004        % CHANGE        2005      2004        % CHANGE
                    ----------   ----------   ----------   ----------   ----------   ----------
MARKET
Electronics         $     66.9   $     77.5          -14%  $    130.2   $    152.4          -15%
Automotive                25.3         26.7           -5%        51.1         54.5           -6%
Electrical                10.8         10.0            8%        20.8         18.7           11%
                    ----------   ----------   ----------   ----------   ----------   ----------

         Subtotal        103.0        114.2          -10%       202.1        225.6          -10%
Heinrich                  20.9         14.6           43%        43.5         14.6          198%
                    ----------   ----------   ----------   ----------   ----------   ----------

         TOTAL      $    123.9   $    128.8           -4%   $   245.6   $    240.2            2%
                    ==========   ==========   ==========   ==========   ==========   ==========


* Certain prior year amounts have been reclassified to conform to the current year presentation.


Results of Operations
Second Quarter, 2005

Sales decreased $4.9 million or 4% to $123.9 million in the second quarter of 2005, compared to $128.8 million in the second quarter of 2004 due to lower sales in the Americas and Europe partially offset by the acquisition of Heinrich. Excluding Heinrich, sales for the second quarter of 2005 decreased approximately 10% compared to the prior year quarter primarily due to a slowdown in the electronics business.

On a geographic basis, sales in the Americas decreased $6.3 million or 11% in the second quarter of 2005, compared to the second quarter of last year. The electronics business was the main contributor to this decline as sales to North American distributors and telecom OEM accounts slowed during the current quarter. Heinrich contributed $1.1 million in the Americas for the quarter. Europe sales increased $1.0 million or 3% in the second quarter of 2005 compared to the second quarter of 2004. Heinrich contributed $16.0 million in Europe for the quarter. Excluding Heinrich, Europe sales decreased $4.2 million or 21% compared to the second quarter of 2004 primarily due to weakened electronic distributor sales. Asia-Pacific sales increased $0.4 million or 1% compared to the prior year second quarter. Excluding Heinrich, which contributed $3.8 million in the second quarter of 2005, Asia-Pacific sales decreased $0.3 million or 1% compared to the second quarter of 2004. This decrease was mainly due to lower electronic distributor sales and weaker demand in the China telecom market, partially offset by improving sales trends in Taiwan and Southeast Asia.

Electronic sales, excluding Heinrich, decreased $10.6 million or 14% for the second quarter of 2005 compared to the prior year quarter due to lower distributor sales in North America and Europe and softening telecom end markets. Automotive sales, excluding Heinrich, decreased $1.4 million or 5% for the second quarter of 2005 compared to the prior year quarter. Automotive sales for the second quarter of 2005 were below the prior year quarter due to slightly lower car build in North America and the prior year quarter benefiting from incremental sales related to an OEM recall program. Electrical sales, excluding Heinrich, increased $0.8 million or 8% in the second quarter of 2005 compared to the same quarter last year as the electrical markets benefited from increased industrial manufacturing activity and improved product pricing.

Gross profit was $37.7 million or 30.4% of sales for the second quarter of 2005, compared to $44.2 million or 34.3% of sales in the same quarter last year. The decrease in gross margin was mainly attributable to reduced operating leverage from lower sales, $1.6 million of inventory write-downs and a $0.5 million charge related to an automotive quality charge.

Total operating expense was $30.6 million or 24.7% of sales for the second quarter of 2005 compared to $28.2 million or 21.9% of sales for the same quarter in the prior year. The increase in operating expense reflects the acquisition of Heinrich, additions to sales and engineering staffs to support the Company's solution selling strategy and $0.7 million of severance charges in the current quarter related to staffing reductions, partially offset by lower bonus expense in the current year quarter.

Operating income was $7.1 million or 5.7% of sales for the second quarter of 2005 compared to $16.0 million or 12.4% of sales for the same quarter of last year reflecting the lower sales and increased costs discussed above.

Interest expense was $0.6 million in the second quarter of this year compared to $0.5 million in the second quarter of last year. Other income was $0.1 million for the second quarter of 2005 compared to other income of $0.8 million in the second quarter of last year, due to unfavorable currency effects.

Income before income taxes and minority interest was $6.6 million for the second quarter 2005 compared to $16.3 million for the second quarter of 2004. Income taxes were $2.3 million with an effective tax rate of 35% for the second quarter of 2005 compared to $5.9 million with an effective tax rate of 36% in the second quarter of last year.

Net income for the second quarter 2005 was $4.3 million or $0.19 per diluted share compared to $10.3 million or $0.46 per diluted share for the same quarter of last year.

Six Months, 2005

Sales for the first six months of 2005 increased 2% to $245.6 million from $240.2 million for the first six months of last year. The acquisition of Heinrich accounted for approximately $28.9 million of the increase. On a geographic basis, sales in the Americas decreased $9.3 million or 9% in the first six months of 2005 compared to the prior year due primarily to lower electronic distributor sales, weaker telecommunications sales and lower automotive sales, partially offset by increased electrical sales. Heinrich contributed $2.6 million in the Americas for the first six months of 2005. Europe sales increased 28% in the first six months of 2005 compared to the prior year due to the Heinrich acquisition. Heinrich contributed $22.0 million in Europe for the first six months of 2005. Excluding Heinrich, Europe sales decreased $7.4 million or 18% compared to the same period in the prior year due to weakened distributor sales partially offset by favorable currency effects of $3.1 million. Asia-Pacific sales were unchanged for the first six months of 2005 compared to the same period in the prior year. Excluding Heinrich, Asia-Pacific sales decreased $4.9 million or 6% in the first six months of 2005 compared to the prior year primarily due to lower electronic distributor sales and weaker demand in the China telecom market.

Electronic sales, excluding Heinrich, decreased $22.2 million or 15% for the first six months of 2005 compared to the first six months of the prior year due to lower distributor sales in North America and Europe and softening telecom end markets. Automotive sales, excluding Heinrich, decreased $3.4 million or 6% for the first six months of 2005 compared to the first six months of the prior year due to slightly lower car build in North America and the prior year benefiting from incremental sales related to an OEM recall program. Electrical sales, excluding Heinrich, increased $2.1 million or 11% for the first six months of 2005 compared to the first six months of the prior year due to increased industrial manufacturing activity and improved product pricing.

Gross profit was $77.3 million or 31.5% of sales for the first six months of 2005 compared to $84.0 million or 35.0% of sales for the first six months of last year. The decrease in gross margin for the first six months as compared to the prior year was primarily due to reduced operating leverage from lower base business sales, inventory write-downs, restructuring charges related to manufacturing transfers and plant downsizing activities and the addition of lower margin Heinrich sales.

Total operating expense was $63.1 million or 25.7% of sales for the first six months of 2005 compared to $52.3 million or 21.8% of sales last year. The increase in operating expenses was largely due to the additional expenses related to Heinrich, additions to sales and engineering staffs to support the Company's solution selling strategy and charges related to staff reductions.

Operating income for the first six months of 2005 was $14.3 million or 5.8% of sales compared to $31.7 million or 13.2% of sales for the prior year reflecting sales and margin declines discussed above.

Interest expense was $1.1 million for the first six months of 2005 compared to $0.9 million last year. Other income was $0.2 million for the first six months of 2005 compared to $0.5 million for the same period last year.

Income before taxes and minority interest was $13.4 million for the first six months of 2005 compared to $31.3 million the first six months of last year. Income taxes were $4.7 million the first six months of 2005 compared to $11.3 million for the first six months of last year. The effective tax rate was 35% for the first six months of 2005 compared to an effective tax rate of 36% for the first six months of 2004.

Net income for the first six months of 2005 decreased to $8.7 million from $20.0 million for the same period last year. Earnings per share for the first six months of 2005 decreased to $0.38 per diluted share compared to $0.89 per diluted share last year.



Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 2005 year with $28.6 million of cash and cash equivalents. Net cash provided by operations was $12.2 million for the first six months. Net cash provided by operations includes net income of $8.7 million, depreciation of $14.1 million and amortization of $1.1 million in addition to various working capital and other items. Accounts receivable increased $6.4 million due primarily to changes in payment terms for certain customers. Inventory decreased $5.0 million due primarily to improved inventory management. Accounts payable, accrued expenses, prepaid expenses and other items unfavorably impacted net cash provided by operations by $10.3 million due primarily to payment of management bonuses and restructuring charges that were previously accrued. Net cash used in investing activities included $17.0 million in net purchases of property, plant and equipment and $1.0 million of acquisition related expenditures. In addition, net cash provided by financing activities included stock option exercises of $0.7 million along with net proceeds of long-term debt of $10.7 million, notes receivable payback of $3.5 million and the offsetting purchase of treasury stock for $3.2 million. The effects of exchange rate changes decreased cash by $1.9 million. The net cash provided by operations, less investing and financing activities plus the effects of exchange rate changes, resulted in a $4.0 million net increase. This left the Company with a cash balance of $32.6 million at July 2, 2005.

The ratio of current assets to current liabilities was 1.9 to 1 at the end of the second quarter of 2005 compared to 2.3 to 1 at the end of the second quarter of 2004. The days sales in receivables was approximately 60 days at the end of the second quarter of 2005, compared to 57 days at the end of fiscal 2004 and 54 days at the end of the second quarter 2004. The increase in days sales in receivables from the second quarter of the prior year was due primarily to the elimination of early payment discounts for certain distributors. The days inventory outstanding was approximately 77 days at the end of the second quarter of 2005 compared to 92 days at the end of 2004 and 73 days at end of the second quarter of 2004. The decrease in days inventory outstanding from the end of 2004 resulted primarily from improved inventory management. The increase in days inventory outstanding from the second quarter of the prior year was due to lower sales in the second quarter of 2005.

The Company's capital expenditures, net of cash from asset sales, were $8.3 million for the second quarter of 2005 compared to $6.1 million for the second quarter of 2004 due to spending in the most recent quarter related to manufacturing process improvements, new product introductions and future capacity expansions.

Total debt, including the current portion, at the end of the second quarter 2005 totaled $44.5 million and consisted of the following: (1) 6.16% private placement notes totaling $10.0 million, (2) foreign revolver borrowings totaling $6.5 million and (3) credit revolver borrowings totaling $28.0 million. Of this indebtedness, $43.0 million is considered to be current liabilities. The Company has a $50.0 million, three-year revolving bank credit agreement that expires on August 26, 2006. The bank credit agreement is subject to a maximum indebtedness calculation and other financial covenants. At July 2, 2005, the Company had available $22.0 million of borrowing capability under the revolving bank credit agreement. The revolving bank credit agreement has a floating interest rate of LIBOR plus 0.875% or prime. The Company also had $2.5 million in letters of credit outstanding at July 2, 2005.

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

The Company had $44.5 million of long-term debt outstanding at July 2, 2005, primarily in the form of senior notes and lines of credit. Approximately 22% of the Company's long-term debt is at fixed rates.

A portion of the Company's operations consists of manufacturing and sales activities in foreign countries. The Company has foreign manufacturing facilities in Mexico, England, Ireland, China, Germany and the Philippines. Substantially all sales in Europe are denominated in Euro, U.S. Dollar and British Pound Sterling , and substantially all sales in the Asia-Pacific region are denominated in U.S. Dollar, Japanese Yen and South Korean Won.

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

The Company has entered into cross-currency rate swaps with a notional amount of $11.6 million. The cross-currency swaps convert $11.6 million of the Company's fixed rate 6.16% U.S. dollar debt to fixed rate 3.13% Japanese Yen debt. At the inception of the hedge, both the foreign currency swap and the intercompany sales subject to the hedge were denominated in Japanese Yen. The fair value of the rate swap agreements outstanding at July 2, 2005, which had a notional amount of $0.8 million, was recognized as a $0.1 million liability, and is reported in consolidated shareholders' equity as a component of other comprehensive income.

For the period from June 1, 2004, to September 30, 2005, Heinrich Industrie AG purchased Euro forward contracts that hedge the variability of U.S. Dollar cash attributable to the exchange rate risk on forecasted intercompany sales to U.S. and Asian subsidiaries. These forward contracts guarantee the rate at which the U.S. Dollar cash flows will be converted to Euros in the future. The forward agreements are reported at the fair value and recorded as an asset under Other Assets on the consolidated balance sheet at July 2, 2005. The gains since the date of the Heinrich acquisition were recognized in the income statement and were immaterial.

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

Outlook

Delphi Corporation, a significant customer of the Company, is having financial difficulties. The Company is actively monitoring this situation and assessing any financial impact this may have.

Item 4.  Controls and Procedures

As of July 2, 2005, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Report. There were no significant changes in the Company's internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the Company's internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the Company's Chief Executive Officer and Chief Financial Officer. The Company's management believes that the material weaknesses discussed in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005 relating to the approval process over journal entries and lack of adequate controls over the accounting for foreign currency translations have been eliminated.

PART II - OTHER INFORMATION

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

           (c) The table below provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the second quarter of fiscal 2005:


                                         ISSUER PURCHASES OF EQUITY SECURITIES



                                                                    Total Number of Shares
                                                                      Purchased as Part of               Maximum Number of Shares
                                Total Number of     Average Price       Publicly Announced              that May Yet Be Purchased
            Period             Shares Purchased    Paid per Share        Plans or Programs            Under the Plans or Programs
            April 2005                        -                 -                        -                                730,100

            May 2005                          -                 -                        -                              1,000,000


            June 2005                         -                 -                        -                              1,000,000


            Total                             -                 -                        -                              1,000,000



The Company's Board of Directors authorized the repurchase of up to 1,000,000 shares under a program for the period May 1, 2005 to April 30, 2006.

Item 4:  Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of stockholders of Littelfuse, Inc. was held on May 6, 2005.

         (b) Howard B. Witt, John P. Driscoll, Anthony Grillo, Gordon Hunter, Bruce A. Karsh, John E. Major and Ronald L. Schubel were re-elected as directors at the meeting.

         (c) The following votes were taken in connection with the election of directors at the meeting:

    Director                 Votes For      Votes Withheld       Abstentions     Broker Non-Votes
    --------                 ---------      --------------       -----------     ----------------
Howard B. Witt              20,884,528             546,025                 -                    -

John P. Driscoll            20,254,447           1,176,106                 -                    -

Anthony Grillo              20,886,941             543,612                 -                    -

Gordon Hunter               20,885,791             544,762                 -                    -

Bruce A. Karsh              19,950,723           1,499,830                 -                    -

John E. Major               20,827,995             602,558                 -                    -

Ronald L. Schubel           20,884,528             546,025                 -                    -

         The proposal to ratify the Board of Director's appointment of Ernst &Young LLP as the Company's independent auditors for the fiscal year of the Company ending December 31, 2005 was approved. The following votes were taken in connection with this proposal:

        Proposal              Votes For      Votes Against     Votes Withheld       Abstentions     Broker Non-Votes
        --------              ---------      -------------     --------------       -----------     ----------------
Ratification of the          21,015,039            384,020                  -            31,494                    -
Board of Director's
appointment of Ernst &
Young LLP as independent
auditors for fiscal 2005

         The proposal to approve an amendment to the 1993 Stock Plan for Employees and Directors of Littelfuse Inc. (the "1993 Stock Plan") to increase the maximum aggregate number of shares of Common Stock as to which awards of options, restricted shares, units or rights may be made from time to time thereunder from 3,400,000 to 4,400,000 shares was not approved. The following votes were taken in connection with this proposal:

        Proposal             Votes For       Votes Against      Votes Withheld      Abstentions     Broker Non-Votes
        --------             ---------       -------------      --------------      -----------     ----------------
1993 Stock Plan Amendment    7,151,549          12,913,060                   -           18,224                    -

         The proposal to approve amendments to the Littelfuse Deferred Compensation Plan for Non-employee Directors (the "Non-employee Directors Plan") to (i) increase the maximum aggregate number of shares of Common Stock which may be issued under the Non-employee Directors Plan from 60,000 to 160,000 shares,
(ii) provide that such shares shall be issued quarterly, and (iii) revise the Non-employee Directors Plan to satisfy the requirements of new Section 409A of the Internal Revenue Code of 1986, as amended, was approved. The following votes were taken in connection with this proposal:

        Proposal              Votes For      Votes Against      Votes Withheld      Abstentions     Broker Non-Votes
        --------              ---------      -------------      --------------      -----------     ----------------
Non-employee Directors       19,536,732            504,611                   -           41,490                    -
Plan Amendments

         (d)      Not applicable

Item 6:   Exhibits

                  Exhibit       Description

                      10.1 1993 Stock Plan for Employees and Directors of Littelfuse, Inc., as amended
                      10.2       Stock Plan for New Directors of
                                 Littelfuse, Inc., as amended
                      10.3       Stock Plan for Employees and Directors
                                 of Littelfuse, Inc., as amended
                      10.4       Littelfuse Deferred Compensation Plan
                                 for Non-employee Directors, as amended
                      31.1       Certification of Gordon Hunter, Pursuant to
                                 Section 302 of the Sarbanes-Oxley Act of 2002
                      31.2       Certification of Philip G. Franklin,
                                 Pursuant to Section 302 of the
                                 Sarbanes-Oxley Act of 2002
                      32.1       Certification Pursuant to Section 906
                                 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended July 2, 2005, to be signed on its behalf by the undersigned thereunto duly authorized.

                              LITTELFUSE, INC.

Date:  August 11, 2005         By  /s/ Philip G. Franklin
                                  ------------------------------------------
                                   Philip G. Franklin
                                   Vice President, Operations Support and
                                   Chief Financial Officer
                                   (As duly authorized officer and as
                                   the principal financial and accounting
                                   officer)