Form 10-Q
period 2005-10-01
LITTELFUSE INC /DE
filed 2005-11-10
CIK 889331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO
                                              -----------      -----------

                         Commission file number 0-20388

                                LITTELFUSE, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         36-3795742
------------------------------------                         -------------------
      (State or other jurisdiction                            (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

       800 EAST NORTHWEST HIGHWAY
          DES PLAINES, ILLINOIS                                     60016
---------------------------------------                         --------------
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

    As of October 1, 2005, 22,323,791 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS


                                                                                          PAGE
                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of October 1, 2005 and January 1,
          2005 (unaudited)...........................................................       1

          Condensed Consolidated Statements of Income for the periods ended October 1,
          2005 and October 2, 2004 (unaudited).......................................       2

          Condensed Consolidated Statements of Cash Flows for the periods ended
          October 1, 2005 and October 2, 2004 (unaudited)............................       3

          Notes to the Condensed Consolidated Financial Statements (unaudited).......       4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.................................................................      10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.................      13

Item 4.   Controls and Procedures....................................................      14

PART II - OTHER INFORMATION

Item 5.  Unregistered Sales of Equity Securities and Use of Proceeds.................      15

Item 6.   Exhibits...................................................................      15


                                LITTELFUSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)


                                                           OCTOBER 1, 2005     January 1, 2005
                                                           ---------------     ---------------
ASSETS:
Cash and cash equivalents................................      $   34,333         $    28,583
Receivables..............................................          83,375              77,726
Inventories..............................................          69,246              79,080
Deferred income taxes....................................          23,320              17,056
Other current assets.....................................           7,830               6,804
                                                               ----------         -----------

Total current assets.....................................         218,104             209,249



Property, plant, and equipment, net......................         136,785             136,465
Intangible assets, net...................................          17,085              19,052
Goodwill.................................................          55,135              55,249
Investments..............................................           5,479               4,886
Other assets.............................................             410                 408
                                                               ----------         -----------

    Total assets                                               $  432,998         $   425,309
                                                               ==========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities excluding current portion
    of long-term debt....................................      $   74,527         $    82,196
Current portion of long-term debt........................          38,486              32,958
                                                               ----------         -----------

Total current liabilities................................         113,013             115,154

Long-term debt...........................................           1,757               1,364
Deferred income taxes....................................          12,281               8,573
Accrued post-retirement benefits.........................          17,111              20,417
Other long-term liabilities..............................           6,051               7,081
Minority interest........................................             928               2,636
Shareholders' equity.....................................         281,857             270,084
                                                               ----------         -----------
Total liabilities and shareholders' equity...............      $  432,998         $   425,309
                                                               ==========         ===========

Common shares issued and outstanding
    of 22,323,791 and 22,549,595, at
    October 1, 2005, and January 1, 2005, respectively

                                LITTELFUSE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data, unaudited)


                                                              For the Three Months Ended    For the Nine Months Ended
                                                              --------------------------    --------------------------
                                                               OCTOBER 1,    October 2,     OCTOBER 1,      October 2,
                                                                  2005           2004         2005            2004
                                                               ----------    ----------     ----------     ----------
Net sales ................................................     $ 131,050      $ 135,926     $ 376,605      $ 376,103

Cost of sales ............................................        90,634         86,565       258,843        242,758
                                                               ---------      ---------     ---------      ---------

Gross profit .............................................        40,416         49,361       117,762        133,345

Selling, general and administrative expenses .............        26,982         26,181        79,531         70,296
Research and development expenses ........................         4,620          4,324        14,063         11,661
Amortization of intangibles ..............................           496            480         1,590          1,289
                                                               ---------      ---------     ---------      ---------

Operating income .........................................         8,318         18,376        22,578         50,099

Interest expense .........................................           598            387         1,657          1,305
Other income .............................................        (2,989)           303        (3,221)          (158)
                                                               ---------      ---------     ---------      ---------

Income before minority interest and income taxes .........        10,709         17,686        24,142         48,952

Minority interest ........................................            25             75            27            135
Income taxes .............................................         4,358          6,361         9,093         17,617
                                                               ---------      ---------     ---------      ---------

Net income ...............................................     $   6,326      $  11,250     $  15,022      $  31,200
                                                               =========      =========     =========      =========

Net income per share:

   Basic .................................................     $    0.28      $    0.50     $    0.67      $    1.41
                                                               =========      =========     =========      =========
   Diluted ...............................................     $    0.28      $    0.49     $    0.66      $    1.38
                                                               =========      =========     =========      =========

Weighted average shares and equivalent shares outstanding:

   Basic .................................................        22,441         22,350        22,449         22,189
                                                               =========      =========     =========      =========
   Diluted ...............................................        22,626         22,844        22,671         22,594
                                                               =========      =========     =========      =========

                                LITTELFUSE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                           For the Three Months Ended      For the Nine Months Ended
                                                            --------------------------     --------------------------
                                                            OCTOBER 1,    October 2,       OCTOBER 1,      October 2,
                                                              2005           2004            2005            2004
                                                            ----------    ----------       ---------     ------------
Operating activities:
Net income ............................................     $  6,326      $ 11,250         $ 15,022          $ 31,200
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ......................................        7,547         5,828           21,699            17,644
    Amortization ......................................          496           480            1,590             1,289
    Provision for bad debts ...........................        1,139           (92)           2,428               945
Changes in operating assets and liabilities:
    Accounts receivable ...............................       (3,757)         (506)         (11,481)          (15,361)
    Inventories .......................................        1,894        (6,834)           6,845            (8,067)
    Accounts payable and accrued expenses .............          681         1,817           (8,553)            3,596
    Prepaid expenses and other ........................          796        11,683             (218)           11,442
                                                            --------      --------         --------          --------
Net cash provided by operating activities .............       15,122        23,626           27,332            42,688

Cash used in investing activities:
Purchases of property, plant, and equipment ...........       (4,979)       (7,343)         (21,943)          (16,394)
Acquisitions, net of cash acquired ....................         (398)       (2,512)          (1,417)          (35,319)
Sale of property, plant and equipment .................           --         2,684               --             2,684
                                                            --------      --------         --------          --------
Net cash used in investing activities .................       (5,377)       (7,171)         (23,360)          (49,029)

Cash provided by (used in) financing activities:
    Proceeds from long-term debt ......................       19,729           700           46,680            32,700
    Payments of long-term debt ........................      (23,901)      (19,603)         (40,114)          (22,650)
    Proceeds from repayment of notes receivable,
         common stock .................................           --            --            3,533                --
    Proceeds from exercise of stock options ...........        3,075         2,026            3,750            10,335
    Purchase of treasury stock ........................       (6,761)       (5,604)          (9,960)           (5,604)
                                                            --------      --------         --------          --------
Net cash provided by (used in) financing activities ...       (7,858)      (22,481)           3,889            14,781

Effect of exchange rate changes on cash ...............         (201)       (1,033)          (2,111)           (3,243)
                                                            --------      --------         --------          --------

Increase (decrease) in cash and cash equivalents ......        1,686        (7,059)           5,750             5,197
                                                                                                               34,384
Cash and cash equivalents at beginning of period ......       32,647        23,895           28,583            22,128
                                                            --------      --------         --------          --------
Cash and cash equivalents at end of period ............     $ 34,333      $ 27,325         $ 34,333          $ 27,325
                                                            ========      ========         ========          ========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 OCTOBER 1, 2005

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period ended October 1, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended January 1, 2005.

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

Revenues from no single customer amounted to 10% or more of the Company's total revenues for the quarter ended October 1, 2005.

Information concerning the operations in these geographic segments for the periods ended October 1, 2005, and October 2, 2004, is as follows (in thousands):


                                   Three Months     Three Months        Nine Months       Nine months
                                       Ended            Ended              Ended             Ended
                                  October 1, 2005  October 2, 2004    October 1, 2005   October 2, 2004
                                  ---------------  ---------------    ---------------   ---------------
NET SALES *

Americas                            $  50,640      $  55,537             $ 147,300          $ 185,379
Europe                                 37,562         41,549               114,637             90,091
Asia-Pacific                           42,848         38,840               114,668            100,633
                                    ---------      ---------             ---------          ---------
Consolidated total                  $ 131,050      $ 135,926             $ 376,605          $ 376,103

INTERSEGMENT SALES *

Americas                            $  39,600      $  47,781             $ 120,372          $  86,037
Europe                                 18,334         13,973                43,860             44,395
Asia-Pacific                           22,550          8,269                48,695             21,891
                                    ---------      ---------             ---------          ---------
Combined total                         80,484         70,023               212,927            152,323
Eliminations                          (80,484)       (70,023)             (212,927)          (152,323)
                                    ---------      ---------             ---------          ---------
Consolidated total                  $      --      $      --             $      --          $      --

INTEREST EXPENSE *

Americas                            $     564      $     385             $   1,556          $   1,299
Europe                                     22              2                    64                  6
Asia-Pacific                               12             --                    37                 --
                                    ---------      ---------             ---------          ---------
Consolidated total                  $     598      $     387             $   1,657          $   1,305

DEPRECIATION AND AMORTIZATION *

Americas                            $   4,687      $   3,663             $  13,357          $  13,525
Europe                                  2,703          2,139                 8,236              4,207
Asia-Pacific                              653            506                 1,696              1,201
                                    ---------      ---------             ---------          ---------
Consolidated total                  $   8,043      $   6,308             $  23,289          $  18,933

OTHER (INCOME) EXPENSE *

Americas                            $  (3,142)     $     219             $  (2,924)         $    (311)
Europe                                    356            290                   341               (145)
Asia-Pacific                             (203)          (206)                 (638)               298
                                    ---------      ---------             ---------          ---------
Consolidated total                  $  (2,989)     $     303             $  (3,221)         $    (158)

INCOME TAXES *

Americas                            $   2,508      $   4,130             $   3,463          $  11,306
Europe                                    409            832                 2,186              2,556
Asia-Pacific                            1,441          1,399                 3,444              3,755
                                    ---------      ---------             ---------          ---------
Consolidated total                  $   4,358      $   6,361             $   9,093          $  17,617

NET INCOME (LOSS) *

Americas                            $   2,655      $   6,759             $   4,960          $  19,036
Europe                                 (2,855)           254                (3,285)               341
Asia-Pacific                            6,526          4,237                13,347             11,823
                                    ---------      ---------             ---------          ---------
Consolidated total                  $   6,326      $  11,250             $  15,022          $  31,200

NET SALES

Electronic                          $  80,875      $  90,312             $ 228,518          $ 248,278
Automotive                             29,868         27,488                90,967             85,714
Electrical                             20,307         18,126                57,120             42,111
                                    ---------      ---------             ---------          ---------
Consolidated total                  $ 131,050      $ 135,926             $ 376,605          $ 376,103


* Certain prior year amounts have been reclassified to conform to the current year presentation.


IDENTIFIABLE ASSETS


                                        October 1,      January 1,
                                           2005            2005
                                       -----------     -----------
Americas                               $   328,637     $   344,277
Europe                                     230,364         264,523
Asia-Pacific                                86,445          64,828
                                       -----------     -----------
Combined total                             645,446         673,628
Eliminations                              (212,448)       (248,319)
                                       ------------    ------------
Consolidated total                     $   432,998     $   425,309
                                       ===========     ===========

3. INVENTORIES

The components of inventories are as follows (in thousands):


                                  October 1,    January 1,
                                     2005         2005
                                ------------   -----------
Raw material                    $     12,866   $    16,723
Work in process                       23,213        23,780
Finished goods                        33,167        38,577
                                ------------   -----------
  Total                         $     69,246   $    79,080
                                ============   ===========


4. LONG-TERM OBLIGATIONS

Total debt, including the current portion, at the end of the third quarter 2005 totaled $40.2 million and consisted of the following: (1) credit revolver borrowings totaling $34.5 million and (2) foreign revolver borrowings totaling $5.7 million. Of this indebtedness, $38.5 million is considered to be current liabilities. The Company has a $50.0 million, three-year revolving bank credit agreement that expires on August 26, 2006. The bank credit agreement is subject to a maximum indebtedness calculation and other financial covenants. At October 1, 2005, the Company had available $15.5 million of borrowing capability under the revolving bank credit agreement. The revolving bank credit agreement has a floating interest rate of LIBOR plus 0.875% or prime. The Company also had $5.8 million in letters of credit outstanding at October 1, 2005.

5. PER SHARE DATA

Net income per share amounts for the three months ended October 1, 2005, and October 2, 2004, are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):


                                                 Three months ended          Nine months ended
                                              ------------------------   ------------------------
                                               October 1,   October 2,    October 1,   October 2,
                                                  2005         2004          2005         2004
Net income                                    $   6,326     $  11,250    $  15,022     $  31,200
                                              =========     =========    =========     =========

Average shares outstanding - Basic               22,441        22,350       22,449        22,189

Net effect of dilutive stock options
   and restricted shares
          - Diluted                                 185           494          222           405
                                              ---------     ---------    ---------     ---------

Average shares outstanding
          - Diluted                              22,626        22,844       22,671        22,594
                                              =========     =========    =========     =========

Net income per share
          - Basic                             $     0.28    $     0.50   $     0.67    $     1.41
                                              ==========    ==========   ==========    ==========
          - Diluted                           $     0.28    $     0.49   $     0.66    $     1.38
                                              ==========    ==========   ==========    ==========



Options to purchase 538,600 and 347,500 shares of common stock were outstanding at October 1, 2005, and October 2, 2004 respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. The Company issued 133,650 and 168,630 shares of common stock resulting from the exercising of stock options for the three and nine months ended October 1, 2005, respectively.

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

Subsequent to May 6, 2004, the Company purchased additional shares of Heinrich stock for approximately $8.7 million, bringing the total ownership to 97.2% as of October 1, 2005. The Heinrich squeeze out was registered with the German courts during the third quarter of 2005. It is expected that Littelfuse will acquire the remaining 2.8% of Heinrich shares outstanding before the end of 2005.

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


Purchase price allocation (in thousands)
-----------------------------------------
Current assets                             $      39,824
Property, plant and equipment                     35,826
Patents, licenses and software                     3,396
Distribution network                               5,135
Trademarks and tradenames                            788
Goodwill                                          12,590
Other assets                                       5,282
Current liabilities                              (30,778)
Purchase accounting liabilities                  (12,220)
Other long-term liabilities                      (16,580)
Minority interest                                 (1,602)
                                           -------------
                                           $      41,661
                                           =============


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

Purchase accounting liabilities are estimated to be $12.2 million and are primarily for redundancy costs to be paid through 2006 related to manufacturing operations and selling, general and administrative functions. The Company began formulating its plan to incur these costs as of the acquisition date. As of October 1, 2005, $6.3 million has been paid related to these liabilities.

A summary of the purchase accounting liability activity is as follows:

          Purchase accounting liability (in thousands)
          --------------------------------------------
          Balance, May 6, 2004                            $       7,281
          Payments                                                  (92)
                                                          -------------
          Balance, January 1, 2005                        $       7,189
          Increases                                               4,939
          Payments                                               (6,214)
          Other additions                                           283
                                                          -------------
          Balance, October 1, 2005                        $       6,197
                                                          =============

Increases in the purchase accounting reserve pertain to additional liabilities anticipated at the acquisition date and recognized in conjunction with the registration of the domination agreement and related requirement to purchase remaining shares from minority shareholders. These additional liabilities are primarily for redundancy costs to be paid through 2006 related to manufacturing operations and selling, general and administrative functions.

The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the acquisition had occurred at the beginning of fiscal 2004.


                                       Nine Months Ended
                                       -----------------
                                        October 2, 2004
                                          (unaudited)
Net sales                                  $408,799

Operating income                             49,990

Net income                                   31,380

Diluted income per share                   $   1.39

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what actual results would have been had the Heinrich acquisition been completed as of the beginning of the respective period, or of future results.

7. RESTRUCTURING CHARGES

During the third quarter of 2005 the Company recorded $1.6 million related to the downsizing of the European segment's Ireland operation. These charges are primarily for redundancy costs to be paid through 2006 related to the manufacturing operations and are recorded as part of cost of sales. Employees affected by this downsizing include technical, production, administrative and support employees. During the first half of 2005 and during the third quarter of 2005 payments of $0.1 million and $0.9 million, respectively, have been made for Ireland restructuring charges. The total expected cost related to European restructuring is approximately $5.5 million.

8. DERIVATIVES AND HEDGING

On June 11, 2002, the Company entered into cross-currency rate swaps, with a notional amount of $11.6 million, as a cash flow hedge of the variability of Yen cash flows attributable to the USD/JPY exchange rate risk on forecasted intercompany sales of inventory to a Japanese subsidiary. The cross-currency rate swaps convert $11.6 million of the Company's fixed rate 6.16% U.S. Dollar debt to fixed rate 3.13% Japanese Yen debt. At the inception of the hedge, both the foreign currency swap and the intercompany sales subject to the hedge were denominated in Japanese Yen. The swap agreements were accounted for as a cash flow hedge and reported at fair value. The cross-currency rate swaps expired on September 6, 2005 and a $0.3 million gain was recorded on the consolidated income statement in the third quarter of 2005.

For the period from June 1, 2004, to September 30, 2005, Heinrich Industrie AG purchased Euro forward contracts that hedge the variability of U.S. Dollar cash attributable to the exchange rate risk on forecasted intercompany sales to U.S. and Asian subsidiaries. These forward contracts guarantee the rate at which the U.S. Dollar cash flows will be converted to Euro in the future. These forward contracts expired on September 30, 2005. The gains since the date of the Heinrich acquisition were recognized in the income statement and were immaterial.

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

9. PENSIONS

The components of net periodic benefit cost for the three months ended
October 1, 2005, compared with the three months ended October 2, 2004, were (in thousands):

                                    Three Months Ended    Nine Months Ended       Three Months Ended    Nine Months Ended
                                   -------------------    -----------------       ------------------   -------------------
                                             U.S. Pension Benefits                             Foreign Plans
                                   ----------------------------------------       ----------------------------------------
                                      2005      2004        2005      2004          2005      2004      2005       2004
                                   --------- ---------    -------   -------       -------   -------    ------    -------
Service cost                        $   775   $   690     $ 2,325   $ 2,070       $   329   $   281    $   987    $   843
Interest cost                           883       875       2,649     2,625           537       372      1,611      1,116
Expected return on plan
assets                                 (912)     (912)     (2,736)   (2,736)         (457)     (384)    (1,371)    (1,152)
Amortization of prior
service cost                              3         3           9         9            (3)       (3)        (9)        (9)
Amortization of transition
asset                                    --        --          --        --           (31)      (23)       (93)       (69)
Amortization of net loss                 68        40         204       120            47        52        141        156
                                   --------  --------     -------   -------       -------   --------   -------    -------
Total cost of the plan                  817       696       2,451     2,088           422       295      1,266        885
Expected plan participants'
contribution                             --        --          --        --          (107)      (52)      (321)      (156)
                                    -------   -------     -------   -------       -------   -------    -------    -------
Net periodic benefit cost           $   817   $   696     $ 2,451   $ 2,088       $   315   $   243    $   945    $   729
                                    -------   -------     -------   -------       -------   -------    -------    -------

The expected rate of return on pension assets is 8.50% and 8.75% in 2005 and 2004, respectively.

10. COMPREHENSIVE INCOME

Total comprehensive income for the three months ended October 1, 2005, and October 2, 2004, was approximately $9.8 million and $13.9 million, respectively, and the nine months ended October 1, 2005, and October 2, 2004, was approximately $13.8 million and $32.9 million, respectively. The adjustment for comprehensive income consists of deferred gains and losses from foreign currency translation adjustments and qualified cash flow hedges and unrealized gains and losses on available-for-sale securities for the three and nine months ended October 1, 2005, and October 2, 2004.

11. INCOME TAXES

The effective tax rate for the third quarter of 2005 was 41% compared to an effective tax rate of 36% in the third quarter of last year. The current quarter effective tax rate was unfavorably impacted by charges related to the expected repatriation of earnings from lower tax jurisdictions and limited tax shield from Ireland plant restructuring charges.

12. STOCK-BASED COMPENSATION

The following table discloses the Company's pro forma net income and diluted net income per share had the valuation methods under SFAS 123 been used for the Company's stock option grants. The table also discloses the weighted average assumptions used in estimating the fair value using the Black-Scholes option pricing model.

                    (in thousands, except per share amounts)

                                                    Three months ended            Nine months ended
                                                 ------------------------     -------------------------
                                                 October 1,    October 2,     October 1,     October 2,
                                                 ----------    ----------     ----------     ----------
                                                    2005          2004           2005           2004
                                                 ----------    ----------     ----------     ----------
Net income as reported                           $  6,326       $  11,250     $  15,022       $ 31,200
Stock option compensation expense under fair
value method, net of tax                             (720)           (719)       (2,191)        (2,031)
                                                 --------       ---------     ---------       --------
Pro forma net income                             $  5,606       $  10,531     $  12,831       $ 29,169

Basic net income per share:
As reported                                      $   0.28       $    0.50     $    0.67       $   1.41
Pro forma                                        $   0.25       $    0.47     $    0.56       $   1.29

Diluted net income per share:
As reported                                      $   0.28       $    0.49     $    0.66       $   1.38
Pro forma                                        $   0.25       $    0.46     $    0.56       $   1.29

Risk-free interest rate                              4.66%           4.14%         4.66%          4.14%
Expected dividend yield                                 0%              0%            0%             0%
Expected stock price volatility                      38.6%           44.0%         38.6%          44.0%
Expected life of options                           7 years         7 years       7 years        7 years

These pro forma amounts may not be representative of future disclosures because the estimated fair value of the options is amortized to expense over the vesting period and additional options may be granted in the future.

13. RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                         SALES BY GEOGRAPHY AND MARKET*
                              (Dollars in millions)


                                    THIRD QUARTER                   YEAR-TO-DATE
                          ---------------------------      ------------------------------
                           2005      2004    % CHANGE       2005       2004      % CHANGE
                          -----      -----   --------      --------    -------   --------
GEOGRAPHY
---------
Americas ............     $ 51.3     $ 57.1      -10%        $150.9     $166.0       -9%

Europe ..............       31.9       34.6       -8%          98.3       86.4       14%

Asia Pacific ........       47.8       44.2        8%         127.4      123.7        3%
                          ------     ------     ----         ------     ------     ----
                TOTAL     $131.0     $135.9       -4%        $376.6     $376.1        0%
                          ======     ======     =====        ======     ======     ====

                                    THIRD QUARTER                   YEAR-TO-DATE
                          ---------------------------      ------------------------------
                           2005      2004    % CHANGE       2005       2004      % CHANGE
                          -----      -----   --------      --------    -------   --------
MARKET
------
Electronics .........       80.8       90.9       -11%       $228.5     $249.6       -9%

Automotive ..........       29.9       27.4         9%         91.0       84.9        7%

Electrical ..........       20.3       17.6        15%         57.1       41.6       37%
                          ------     ------     -----        ------     ------     ----
                TOTAL     $131.0     $135.9        -4%       $376.6     $376.1        0%
                          ======     ======     =====        ======     ======     ====


* Certain prior year amounts have been reclassified to conform to the current year presentation. Sales by geography represent sales to customer or distributor locations.

Results of Operations
Third Quarter, 2005

Sales decreased $4.9 million or 4% to $131.0 million in the third quarter of 2005, compared to $135.9 million in the third quarter of 2004 due to lower sales in the Americas and Europe partially offset by increased sales in Asia Pacific.

On a geographic basis, sales in the Americas decreased $5.8 million or 10% in the third quarter of 2005, compared to the third quarter of last year. The Americas decline was due primarily to lower electronic distributor sales compared to the prior year, which was the peak quarter for last year's build up in distributor inventories, as well as weaker sales to telecom OEM accounts. This was partially offset by stronger electrical and automotive sales in North America compared to the prior year quarter. The electrical increase was due to new business wins, price realization and favorable market trends. The automotive increase reflected stronger new vehicle launches and improving aftermarket sales. Europe sales decreased $2.7 million or 8% in the third quarter of 2005 compared to the third quarter of 2004 primarily due to lower sales to telecom OEM accounts and electronic distributors. Asia-Pacific sales increased $3.6 million or 8% compared to the prior year third quarter due primarily to increases in Taiwan, Southeast Asia and Korea reflecting strength in digital consumer end markets.

Gross profit was $40.4 million or 30.8% of sales for the third quarter of 2005, compared to $49.4 million or 36.3% of sales in the same quarter last year. The decrease in gross margin was mainly attributable to reduced operating leverage from lower production rates and a $1.6 million restructuring charge related to downsizing of the Ireland operation.

Total operating expense was $32.1 million or 24.5% of sales for the third quarter of 2005 compared to $31.0 million or 22.8% of sales for the same quarter in the prior year. The increase in operating expense reflects additional research and development spending to support the Company's solution selling strategy and a $1.0 million charge related to receivables from Delphi Corporation partially offset by lower bonus expense in the current year quarter.

Operating income was $8.3 million or 6.3% of sales for the third quarter of 2005 compared to $18.4 million or 13.5% of sales for the same quarter of last year reflecting the lower sales, reduced operating leverage and increased costs discussed above.

Interest expense was $0.6 million in the third quarter of this year compared to $0.4 million in the third quarter of last year. Other income was $3.0 million for the third quarter of 2005 compared to other expense of $0.3 million in the third quarter of last year. The increase in other income was mainly due to favorable currency effects compared to the prior year quarter and a gain of $1.4 million in the current year quarter related to the sale of a 40% interest in a wafer fabrication facility in Swindon, England.

Income before minority interest and income taxes was $10.7 million for the third quarter 2005 compared to $17.7 million for the third quarter of 2004. Income taxes were $4.4 million with an effective tax rate of 41% for the third quarter of 2005 compared to $6.4 million with an effective tax rate of 36% in the third quarter of last year. The current quarter effective tax rate was unfavorably impacted by charges related to the expected repatriation of earnings from lower tax jurisdictions and limited tax shield from Ireland plant restructuring charges.

Net income for the third quarter 2005 was $6.3 million or $0.28 per diluted share compared to $11.3 million or $0.49 per diluted share for the same quarter of last year.

Nine Months, 2005

Sales for the first nine months of 2005 increased $0.5 million from the first nine months of last year to $376.6 million. A decrease in current year base business sales was largely offset by recording a full year of Heinrich during 2005. On a geographic basis, sales in the Americas decreased $15.1 million or 9% in the first nine months of 2005 compared to the prior year due primarily to lower electronic distributor and telecom OEM sales partially offset by increased automotive and electrical sales. Europe sales increased $11.9 million or 14% in the first nine months of 2005 compared to the prior year mainly due to recognizing a full year of sales from the Heinrich acquisition in the current year and favorable currency effects of $3.1 million partially offset by lower electronic distributor and telecom OEM sales. Asia-Pacific sales increased $3.7 million or 3% for the first nine months of 2005 compared to the same period in the prior year due to favorable currency effects of $2.7 million and strength in digital consumer end markets.

Gross profit was $117.8 million or 31.3% of sales for the first nine months of 2005 compared to $133.3 million or 35.5% of sales for the first nine months of last year. The decrease in gross margin for the first nine months as compared to the prior year was primarily due to reduced operating leverage from lower sales, restructuring charges related to Ireland plant downsizing activities and the addition of lower margin Heinrich sales.

Total operating expense was $95.2 million or 25.3% of sales for the first nine months of 2005 compared to $83.2 million or 22.1% of sales last year. The increase in operating expenses was largely due to the additional expenses related to a recognizing a full year of Heinrich, additions to sales and engineering staffs to support the Company's solution selling strategy and charges related to staff reductions.

Operating income for the first nine months of 2005 was $22.6 million or 6.0% of sales compared to $50.1 million or 13.3% of sales for the prior year reflecting sales and margin declines discussed above.

Interest expense was $1.7 million for the first nine months of 2005 compared to $1.3 million last year. Other income was $3.2 million for the first nine months of 2005 compared to $0.2 million for the same period last year. The increase in other income was mainly due to favorable currency effects and a gain of $1.4 million in the current period related to the sale of a 40% interest in a wafer fabrication facility in Swindon, England.

Income before minority interest and income taxes was $24.1 million for the first nine months of 2005 compared to $49.0 million for the first nine months of last year. Income taxes were $9.1 million the first nine months of 2005 compared to $17.6 million for the first nine months of last year. The effective tax rate was 38% for the first nine months of 2005 compared to an effective tax rate of 36% for the first nine months of 2004. The current year effective tax rate was unfavorably impacted by charges related to the expected repatriation of earnings from lower tax jurisdictions and limited tax shield from Ireland plant restructuring charges.

Net income for the first nine months of 2005 decreased to $15.0 million from $31.2 million for the same period last year. Earnings per share for the first nine months of 2005 decreased to $0.66 per diluted share compared to $1.38 per diluted share last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

Littelfuse started the 2005 year with $28.6 million of cash and cash equivalents. Net cash provided by operations was $27.3 million for the first nine months. Net cash provided by operations includes net income of $15.0 million, depreciation of $21.7 million and amortization of $1.6 million in addition to various working capital and other items. Accounts receivable increased $9.0 million due primarily to changes in payment terms for certain customers. Inventory decreased $6.8 million due primarily to improved inventory management and lower plant production due to lower sales. Accounts payable, accrued expenses, prepaid expenses and other items unfavorably impacted net cash provided by operations by $8.8 million due primarily to payment of management bonuses and restructuring charges that were previously accrued. Net cash used in investing activities included $21.9 million in net purchases of property, plant and equipment and $1.4 million of acquisition related expenditures. In addition, net cash provided by financing activities included stock option exercises of $3.8 million along with net proceeds of long-term debt of $6.5 million, notes receivable payback of $3.5 million and the offsetting purchase of treasury stock for $10.0 million. The effects of exchange rate changes decreased cash by $2.1 million. The net cash provided by operations less investing and financing activities plus the effects of exchange rate changes resulted in a $5.8 million net increase in cash. This left the Company with a cash balance of $34.3 million at October 1, 2005.

The ratio of current assets to current liabilities was 1.9 to 1 at the end of the third quarter of 2005 compared to 1.5 to 1 at the end of the third quarter of 2004. The days sales in receivables was approximately 60 days at the end of the third quarter of 2005, compared to 57 days at the end of fiscal 2004 and 57 days at the end of the third quarter 2004. The increase in days sales in receivables from the third quarter of the prior year was due primarily to changes in payment terms for certain customers. The days inventory outstanding was approximately 73 days at the end of the third quarter of 2005 compared to 92 days at the end of 2004 and 86 days at end of the third quarter of 2004. The decrease in days inventory outstanding resulted primarily from improved inventory management. The Company's capital expenditures, net of cash from asset sales, were $5.0 million for the third quarter of 2005 compared to $7.3 million for the third quarter of 2004 and $21.9 million for the nine months of 2005 compared to $16.4 million for nine months of 2004. Most of the spending in 2005 relates to manufacturing process improvements, new product introductions and capacity expansion.

Total debt, including the current portion, at the end of the third quarter 2005 totaled $40.2 million and consisted of the following: (1) credit revolver borrowings totaling $34.5 million and (2) foreign revolver borrowings totaling $5.7 million. Of this indebtedness, $38.5 million is considered to be current liabilities. The Company has a $50.0 million, three-year revolving bank credit agreement that expires on August 26, 2006. The bank credit agreement is subject to a maximum indebtedness calculation and other financial covenants. At October 1, 2005, the Company had available $15.5 million of borrowing capability under the revolving bank credit agreement. The revolving bank credit agreement has a floating interest rate of LIBOR plus 0.875% or prime. The Company also had $5.8 million in letters of credit outstanding at October 1, 2005.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

The statements in this section and in the other sections of this report which are not historical facts contained in this report are intended to be forward-looking statements that involve risks and uncertainties, including, but not limited to, product demand and market acceptance, the effect of economic conditions, the impact of competitive products and pricing, the integration of acquisitions, product development and patent protection, commercialization and technological difficulties, capacity and supply constraints or difficulties, exchange rate fluctuations, actual purchases under agreements, the effect of the Company's accounting policies, labor disputes, restructuring costs in excess of expectations, costs related to former coal mining activities, pension plan asset returns less than expected, and other risks which may be detailed in the Company's Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the Company's Annual Report on Form 10-K for the year ended
January 1, 2005.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign exchange rates, commodities and, to a lesser extent, interest rates. Management believes that the Company's exposure to these risks is immaterial and not significant enough to warrant disclosure of quantitative information regarding market risk.

The Company had $40.2 million of long-term debt outstanding at October 1, 2005, primarily in the form of lines of credit. None of the Company's long-term debt is at fixed rates.

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

On June 11, 2002, the Company entered into cross-currency rate swaps, with a notional amount of $11.6 million, as a cash flow hedge of the variability of Yen cash flows attributable to the USD/JPY exchange rate risk on forecasted intercompany sales of inventory to a Japanese subsidiary. The cross-currency rate swaps convert $11.6 million of the Company's fixed rate 6.16% U.S. Dollar debt to fixed rate 3.13% Japanese Yen debt. At the inception of the hedge, both the foreign currency swap and the intercompany sales subject to the hedge were denominated in Japanese Yen. The swap agreements were accounted for as a cash flow hedge and reported at fair value. The cross-currency rate swaps expired on September 6, 2005 and a $0.3 million gain was recorded on the consolidated income statement in the third quarter of 2005.

For the period from June 1, 2004, to September 30, 2005, Heinrich Industrie AG purchased Euro forward contracts that hedge the variability of U.S. Dollar cash attributable to the exchange rate risk on forecasted intercompany sales to U.S. and Asian subsidiaries. These forward contracts guarantee the rate at which the U.S. Dollar cash flows will be converted to Euro in the future. These forward contracts expired on September 30, 2005. The gains since the date of the Heinrich acquisition were recognized in the income statement and were immaterial.

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

Outlook

Delphi Corporation, a significant customer of the Company, filed bankruptcy on October 8, 2005. Delphi accounts receivable affected by the bankruptcy are approximately $3.0 million. The Company recorded a $1.0 million reserve against this balance in the third quarter of 2005 and is actively monitoring this situation and assessing any further financial impact this may have.

Item 4.  Controls and Procedures

As of October 1, 2005, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Report. There were no significant changes in the Company's internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the Company's internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the Company's Chief Executive Officer and Chief Financial Officer. The Company's management believes that the material weaknesses discussed in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005 relating to the approval process over journal entries and lack of adequate controls over the accounting for foreign currency translations have been eliminated.

PART II - OTHER INFORMATION

Item 5: Unregistered Sales of Equity Securities and Use of Proceeds

        (c) The table below provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the third quarter of fiscal 2005:


                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                  Total Number of
                                                              Shares Purchased as
                                                                 Part of Publicly     Maximum Number of Shares
                   Total Number of Shares    Average Price     Announced Plans or    that May Yet Be Purchased
Period                          Purchased   Paid per Share               Programs  Under the Plans or Programs
July 2005                               -                -                      -                    1,000,000

August 2005                             -                -                      -                    1,000,000


September 2005                    244,500                -                      -                      755,500


Total                             244,500                -                      -                      755,500


The Company's Board of Directors authorized the repurchase of up to 1,000,000 shares under a program for the period May 1, 2005 to April 30, 2006.


Item 6: Exhibits

        Exhibit     Description
        -------     -----------

          31.1 Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1      Certification Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LITTELFUSE, INC.

Date:  November 10, 2005              By  /s/ Philip G. Franklin
                                         ---------------------------------------
                                         Philip G. Franklin
                                         Vice President, Operations Support and
                                         Chief Financial Officer
                                         (As duly authorized officer and as
                                         the principal financial and accounting
                                         officer)