Form 10-K
period 2005-12-31
LITTELFUSE INC /DE
filed 2006-03-16
CIK 889331

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

     [X]            Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   for the fiscal year ended December 31, 2005 or
     [ ]          Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                        for the transition period from to

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

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filter and large accelerated filter" in Rule 12b-2 of the Exchange Act
(Check one): Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

    The aggregate market value of 22,453,183 shares of voting stock held by non-affiliates of the registrant was approximately $624,647,551 based on the last reported sale price of the registrant's Common Stock as reported on The Nasdaq Stock Market on July 2, 2005.

    As of February 24, 2006, the registrant had outstanding 23,574,266 shares of Common Stock.

    Portions of the following documents have been incorporated herein by reference to the extent indicated herein:

Littelfuse, Inc. Proxy Statement for the 2006 Annual Meeting of Stockholders (the "Proxy Statement") --Part III. Littelfuse, Inc. Annual Report to Stockholders for the year ended December 31, 2005 (the "Annual Report to Stockholders") -- Parts II and III.

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

The Company's products are sold worldwide through a direct sales force and manufacturers' representatives. For the year ended December 31, 2005, approximately 59.8% of the Company's net sales were to customers outside the United States (exports and foreign operations).

References herein to "2003" or "fiscal 2003" refer to the fiscal year ended January 3, 2004. References herein to "2004" or "fiscal 2004" refer to the fiscal year ended January 1, 2005. References herein to "2005" or "fiscal 2005" refer to the fiscal year ended December 31, 2005.

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

BUSINESS ENVIRONMENT: CIRCUIT PROTECTION MARKET

The Company serves customers in three major product areas of the circuit protection market: electronic, automotive and electrical. Net sales by product area for the periods indicated are as follows:


                             FISCAL YEAR
                           (IN THOUSANDS)


                    2005           2004          2003
                -----------    -----------   -----------
Electronic      $   305,870    $   325,617   $   206,523
Automotive          118,595        113,690        98,327
Electrical           42,624         37,526        34,560
                -----------    -----------   -----------
  Total         $   467,089    $   476,833   $   339,410
                ===========    ===========   ===========

ELECTRONIC PRODUCTS

Electronic circuit protection products are used to protect circuits in a multitude of electronic systems. The Company's product offering includes a complete line of overcurrent and overvoltage solutions including: (1) fuses and protectors, (2) positive temperature coefficient, (PTC) resettable fuses, (3) varistors, (4) polymer electrostatic discharge (ESD) suppressors, (5) discrete transient voltage suppression (TVS) diodes, TVS diode arrays and protection thyristors, (6) gas discharge tubes, (7) power switching components, and (8) fuseholders, blocks and related accessories.

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

Polymer electrostatic discharge (ESD) suppressors are polymer-based devices that protect an electronic system from failure due to rapid transfer of electrostatic charge to the circuit. The Company's PulseGuard(R) line of ESD suppressors is used in PC and PC peripherals, digital consumer electronics and wireless applications.

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

The Company has entered into a licensing agreement with Pacific Engineering Company, Ltd., a Japanese fuse manufacturer, which produces and distributes the Company's patented MINI(R) fuses to Asian automotive OEMs and wire harness manufacturers. The Company also licensed its patented MINI(R) and MAXI(TM) automotive fuse designs to Bussmann, a division of Cooper Industries.

The license with Bussmann expired on May 22, 2005. Bussmann is the Company's largest domestic competitor. Additionally, see "Business -- Patents, Trademarks and Other Intellectual Property" and "-- Competition."

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

Proposals for the development of new products are initiated primarily by sales and marketing personnel with input from customers. The entire product development process ranges from several months to 18 months based on complexity of development with continuous efforts to reduce the development cycle. During fiscal years 2005, 2004 and 2003, the Company expended $16.7 million, $16.1 million and $8.7 million, respectively, on product design and development.

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

As of December 31, 2005, the Company owned 150 patents in North America, 76 patents in the European Economic Community and 30 patents in other foreign countries. The Company has also registered trademark protection for certain of its brand names and logos. The 150 North American patents are in the following product categories: 112 electronic, 24 automotive, 14 electrical fuse.

New products are continually being developed to replace older products. The Company regularly applies for patent protection on such new products. Although in the aggregate the Company's patents are important in the operation of its businesses, the Company believes that the loss by expiration or otherwise of any one patent or group of patents would not materially affect its business.

The Company granted a license covering the MINI(R) fuse technology to Pacific Engineering Company, Ltd., a Japanese manufacturer that produces and distributes the Company's patented automotive fuses to Asian-based automotive OEMs and wire harness manufacturers. The license provides the Company with royalties of 2.5% of the licensee's revenues from the sale of the licensed products, with an annual minimum of $50,000. This license expires on April 16, 2006.

The Company licensed its MINI(R) and MAXI(TM) automotive fuse technology to Bussmann, a division of Cooper Industries and the Company's largest domestic competitor. The license granted in 1989 is nonexclusive and grants the Company the right to receive royalties of 4% of the licensee's revenues from the sale of the licensed products. This license expired on May 22, 2005.

License royalties amounted to $0.5 million, $0.5 million and $0.4 million for fiscal 2005, 2004 and 2003, respectively.

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

MARKETING

The Company's domestic sales and marketing staff of over 50 people maintains relations with major OEMs and distributors. The Company's sales, marketing and engineering personnel interact directly with the OEM engineers to ensure appropriate circuit protection and reliability within the parameters of the OEM's circuit design. Internationally, the Company maintains a sales and marketing staff of over 80 people and sales offices in The Netherlands, the U.K., France, Germany, Spain, Ireland, Singapore, Taiwan, Japan, Brazil, Hong Kong, Korea and China. The Company also markets its products indirectly through a worldwide organization of over 62 manufacturers' representatives and distributes through an extensive network of electronic, automotive and electrical distributors.

ELECTRONIC

The Company retains manufacturers' representatives to sell its electronic products and to call on major domestic and international OEMs and distributors. The Company distributes approximately one-fourth of its domestic products directly to OEMs, with the remainder sold through distributors nationwide.

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

BUSINESS SEGMENT INFORMATION

The Company has three reportable geographic business segments: Americas, Europe and Asia-Pacific. For information with respect to the Company's operations in its three geographic areas for the fiscal year ended December 31, 2005, see Business Segment Information included as part of "Item 8. Financial Statements and Supplementary Data"- incorporated herein by reference.

CUSTOMERS

The Company sells to over 10,000 customers worldwide. No single customer accounted for more than 10% of net sales during the last three years. During the 2005, 2004 and 2003 fiscal years, net sales to customers outside the United States (exports and foreign operations) accounted for approximately 59.8%, 58.5% and 55.9%, respectively, of the Company's total net sales.

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

BACKLOG

The backlog of unfilled orders at December 31, 2005, was approximately $68.5 million, compared to $49.0 million at January 1, 2005. Substantially all of the orders currently in backlog are scheduled for delivery in 2006.

EMPLOYEES

As of December 31, 2005, the Company employed 5,646 persons. Approximately 35 employees in the U.S., 1,430 employees in Mexico, 113 employees in Ireland and 423 employees in Germany are covered by collective bargaining agreements. The U.S. agreement expires on March 31, 2008 for 35 employees, the Mexico agreement expired February 28, 2006 for 1,430 employees, the Ireland agreement expires December 31, 2006 for 113 employees, and the Germany agreement expired February 28, 2006 for 337 employees and June 30, 2007 for 86 employees. Overall, the Company has historically maintained satisfactory employee relations and many of its employees have long experience with the Company.

ENVIRONMENTAL REGULATION

The Company is subject to numerous federal, state and local regulations relating to air and water quality, the disposal of hazardous waste materials, safety and health. Compliance with applicable environmental regulations has not significantly changed the Company's competitive position, capital spending or earnings in the past and the Company does not presently anticipate that compliance with such regulations will change its competitive position, capital spending or earnings for the foreseeable future. The Company employs an environmental engineer to monitor regulatory matters and believes that it is currently in compliance in all material respects with applicable environmental laws and regulations, except with respect to its facilities located in Ireland and Irving, Texas. The Ireland facility was acquired in October 1999 in connection with the acquisition of the Harris suppression products division. Certain containment actions have been ongoing and full disclosure with appropriate agencies in Ireland has been initiated. The Company received an indemnity from Harris Corporation with respect to these matters. The Irving, Texas facility lease was assumed in July 2003 in connection with the acquisition of Teccor Electronics, Inc. The Company is taking the appropriate measures to bring this facility into compliance with Texas environmental laws, and the Company also received an indemnity from Invensys plc with respect to this matter. Heinrich Industries, AG ("Heinrich"), acquired by the Company in May 2004, is responsible for maintaining coal mine shaft entrances and is compliant with German regulations pertaining to the maintenance of the mines.


ITEM 1A. RISK FACTORS

Our business, financial condition and results of operations are subject to various risks and uncertainties, including the risk factors we have identified below. These factors are not necessarily listed in order of importance. We may amend or supplement the risk factors from time to time by other reports that we file with the SEC in the future.

Our Industry is Subject to Intense Competitive Pressures

We operate in markets that are highly competitive. We compete on the basis of price, quality, service and/or brand name across the industries and markets we serve. Competitive pressures could affect prices we charge our customers or demand for our products.

We may not always be able to compete on price, particularly when compared to manufacturers with lower cost structures, especially those with more significant offshore facilities located where labor and other costs are lower than ours. Some of our competitors have substantially greater sales, financial and manufacturing resources and may have greater access to capital than Littelfuse. As other companies enter our markets or develop new products, competition may intensify further. Our failure to compete effectively could materially adversely affect our business, financial condition and results of operations.

We granted a license covering the MINI(R) fuse technology to Pacific Engineering Company, Ltd., a Japanese manufacturer that produces and distributes the Company's patented automotive fuses to Asian-based automotive OEMs and wire harness manufacturers. This license expires on April 16, 2006.

We May be Unable to Manufacture and Deliver Products in a Manner that is Responsive to Our Customers' Needs

The end markets for our products are characterized by technological change, frequent new product introductions and enhancements, changes in customer requirements and emerging industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable before we can recover any or all of our research, development and commercialization expenses on capital investments. Furthermore, the life cycles of our products may change and are difficult to estimate.

Our future success will depend upon our ability to manufacture and deliver products in a manner that is responsive to our customers' needs. We will need to develop and introduce new products and product enhancements on a timely basis that keep pace with technological developments and emerging industry standards and address increasingly sophisticated requirements of our customers. We invest heavily in research and development without knowing that we will recover these costs. Our competitors may develop products or technologies that will render our products non-competitive or obsolete. If we cannot develop and market new products or product enhancements in a timely and cost-effective manner, our business, financial condition and results of operations could be materially adversely affected.

Our Business May be Interrupted by Labor Disputes or Other Interruptions of Supplies

A work stoppage could occur at certain of our facilities, most likely as a result of disputes under existing collective bargaining agreements with labor unions, or in connection with negotiations of new collective bargaining agreements. In addition, we may experience a shortage of supplies for various reasons, such as financial distress, work stoppages, natural disasters or production difficulties that may affect one of our suppliers. A significant work stoppage, or an interruption or shortage of supplies for any reason, if protracted, could substantially adversely affect our business, financial condition and results of operations.

Our Revenues May Vary Significantly from Period to Period

Our revenues may vary significantly from one accounting period to another due to a variety of factors. Some of the principal factors that contribute to these fluctuations may be: changes in our customers' buying decisions; changes in demand for our products; our product mix; our effectiveness in managing manufacturing processes; costs and timing of our component purchases; the effectiveness of our inventory control; the degree to which we are able to utilize our available manufacturing capacity; our ability to meet delivery schedules; general economic and industry conditions; and local conditions and events that may affect our production volumes, such as labor conditions and political instability.

Our Ability to Manage Currency or Commodity Price Fluctuations or Shortages is Limited

As a resource-intensive manufacturing operation, we are exposed to a variety of market and asset risks, including the effects of changes in foreign currency exchange rates, commodity prices and interest rates. We have multiple sources of supply for each of our major commodity requirements. However, significant shortages that disrupt the supply of raw materials or price increases could affect prices we charge our customers, our product costs, and the competitive position of our products and services. We monitor and manage these exposures as an integral part of our overall risk management program, which recognizes the unpredictability of markets and seeks to reduce the potentially adverse effects on our results. Nevertheless, changes in currency exchange rates, commodity prices and interest rates cannot always be predicted. In addition, because of intense price competition and our high level of fixed costs, we may not be able to address such changes even if they are foreseeable. Substantial changes in these rates and prices could have a substantial adverse effect on our results of operations and financial condition. For additional discussion of interest rate, currency or commodity price risk, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risks."

The Bankruptcy or Insolvency of a Major Customer Could Adversely Affect Us

Certain of our major customers, such as those in the automotive industry, are suffering financial hardships. The bankruptcy or insolvency of a major customer could cause a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or insolvency of a major U.S. auto manufacturer likely could lead to substantial disruptions in the automotive supply base, which likely would have a substantial adverse impact on our business, financial condition and results of operations.

Operations and Supply Sources Located Outside the United States, Particularly in Emerging Markets, Are Subject to Increased Risks

Our operating activities outside the United States contribute significantly to our revenues and earnings. Serving a global customer base and remaining competitive in the global market place may require that we place more production in countries other than the United States, including emerging markets, to capitalize on market opportunities and maintain a cost-efficient structure. In addition, we source a significant amount of raw materials and other components from third-party suppliers or joint-venture operations in low-cost countries. Our operations outside the United States could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns. Operations outside the United States are also subject to certain regulatory and economic uncertainties including trade barriers and restrictions on the exchange and fluctuations of currency. As a result, we may experience disruptions at these operations that could have a material adverse effect on our business, financial condition and results of operations.

We Engage in Acquisitions and May Encounter Difficulties in Integrating These Businesses

We are a company that, from time to time, seeks to grow through strategic acquisitions. We have in the past acquired a number of businesses or companies and additional product lines and assets. We intend to continue to expand and diversify our operations with additional acquisitions. The success of these transactions depends on our ability to integrate the assets and personnel acquired in these transactions. We may encounter difficulties in integrating acquisitions with our operations and may not realize the degree or timing of the benefits that we anticipated from an acquisition.

We Have Closed, Combined, Sold or Disposed of Certain Subsidiaries, Divisions or Assets, Which in the Past Has Reduced Our Sales Volume and Resulted in Restructuring Costs

We are a company that, from time to time, seeks to optimize its manufacturing capabilities and efficiencies through restructurings, consolidations, plant closings or asset sales. We may make further specific determinations to consolidate, close or sell additional facilities. Possible adverse consequences related to such actions may include various accounting charges such as for idle capacity, disposition costs, severance costs, impairments of goodwill and possibly an immediate loss of revenues, and other items in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to restructure or consolidate our business. Our plans to minimize or eliminate any loss of revenues during restructuring or consolidation may not be achieved. These activities may have a material adverse effect upon our business, financial condition or results of operations.

Environmental Liabilities Could Adversely Impact Our Financial Position

Federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our manufacturing processes or in our finished goods. These environmental regulations have required us to expend a portion of our resources and capital on relevant compliance programs. Under other laws and regulations, we could be held financially responsible for remedial measures if our current or former properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. We may be subject to additional common law claims if we release substances that damage or harm third parties. In addition, future changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs in the future. Any failure to comply with new or existing environmental laws or regulations could subject us to significant liabilities and could have material adverse effects on our business, financial condition or results of operations.

In the conduct of our manufacturing operations, we have handled and do handle materials that are considered hazardous, toxic or volatile under federal, state and local laws. The risk of accidental release of such materials cannot be completely eliminated. In addition, we operate or own facilities located on or near real property that was formerly owned and operated by others. Certain of these properties were used in ways that involved hazardous materials. Contaminants may migrate from or within or through property. These releases or migrations may give rise to claims. Where third parties are responsible for contamination, the third parties may not have funds, or not make funds available when needed, to pay remediation costs imposed upon us under environmental laws and regulations.

We have an accrual related to coal mine shafts. The accrual is based on an engineering study estimating the present value of the cost of future occurrences related to the coal mine shafts (such as a shaft collapse) and the probability of such occurrences. Actual amounts incurred could differ from the amount accrued.

We Derive a Substantial Portion of Our Revenues from Customers in the Automotive, Computer and Communications Industries, and We are Susceptible to Trends and Factors Affecting Those Industries as Well as the Success of Our Customers' Products

Net sales to the automotive, computer and communications industries represent a substantial portion of our revenues. Factors negatively affecting these industries and the demand for products also negatively affect our business, financial condition or results of operations. Any adverse occurrence, including industry slowdown, recession, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers' production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition or results of operations. For example, the automotive industry is highly cyclical in nature and sensitive to changes in general economic conditions, consumer preferences and interest rates. In addition, the global automotive industry has overall manufacturing capacity far exceeding demand. To the extent that demand for certain of our customers' products decline, the demand for our products may decline. Reduced demand relating to general economic conditions, consumer preferences, interest rates or industry over capacity may have a material adverse effect upon our business, financial condition or results of operations.

Inability to Maintain Access to Capital Markets May Adversely Affect Our Business and Financial Results

Our ability to invest in our businesses, make strategic acquisitions and refinance maturing debt obligations may require access to the capital markets and sufficient bank credit lines to support short-term borrowings. If we are unable to access the capital markets or bank credit facilities, we could experience a material adverse affect on our business, financial condition and results of operations.

Fixed Costs May Reduce Operating Results if Our Sales Fall Below Expectations

Our expense levels are based, in part, on our expectations for future sales. Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. We might be unable to reduce spending quickly enough to compensate for reductions in sales. Accordingly, shortfalls in sales could materially and adversely affect our operating results.

The Volatility of Our Stock Price Could Affect the Value of an Investment in Our Stock and Our Future Financial Position

The market price of our stock has fluctuated widely. Between January 2, 2005 and December 31, 2005, the closing sale price of our common stock ranged between a low of $21.44 and a high of $33.59, experiencing greater volatility over that time than most of the market did. The volatility of our stock price may be related to any number of factors, such as general economic conditions, industry conditions, analysts' expectations concerning our results of operations, or the volatility of our revenues as discussed above under "--Our Revenues May Vary Significantly from Period to Period." The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

LITTELFUSE FACILITIES

The Company's operations are located in 36 owned or leased facilities worldwide, representing an aggregate of approximately 1,962,545 square feet. The U.S. headquarters and largest manufacturing facility are located in Des Plaines, Illinois, supported by the Company's North American distribution center in nearby Elk Grove Village, Illinois. The Company has additional North American manufacturing facilities in Arcola, Illinois, Irving, Texas and two plants in Mexico. The European headquarters and primary European distribution center is in the Netherlands, with manufacturing plants in the U.K., Ireland, and Germany. Asian operations include sales and distribution centers located in Singapore, Taiwan, Japan, China and Korea, with manufacturing plants in China and the Philippines. The Company does not believe that it will encounter any difficulty in renewing its existing leases upon the expiration of their current terms. Management believes that the Company's facilities are adequate to meet its requirements for the foreseeable future.

The following table provides certain information concerning the Company's facilities:

                                                                                         LEASE
                                                              SIZE           LEASE/      EXPIRATION
      LOCATION                           USE                  (SQ.FT.)        OWN        DATE            PRIMARY PRODUCT
      ---------                    -------------------        ---------      -----       ----------      ---------------
      Des Plaines, Illinois        Administrative,            340,000         Owned       --              Auto, Electronic,
                                   Engineering,                                                           Electrical
                                   Manufacturing,
                                   Testing and Research
      Elk Grove Village, Illinois  Warehousing                183,317         Leased      2007            Auto, Electronic,
                                                                                                          and Electrical
      Irving, Texas                Engineering,               101,000         Leased      2014            Electronic
                                   Manufacturing,
                                   Testing and Research
      Brownsville, Texas           Distribution               15,750          Leased      2009            Electronic
      Birmingham, Michigan         Sales                      2,076           Leased      2011            Auto
      Matamoros, Mexico            Manufacturing              77,500          Leased      2007            Electronic
      Matamoros, Mexico            Administrative,            14,000          Leased      2007            Electronic
                                   Manufacturing
      Arcola, Illinois             Manufacturing              36,000          Owned       --              Electrical
      Arcola, Illinois             Tech Support               7,000           Leased      2007            Electrical
      Piedras Negras, Mexico       Administrative,            99,822          Leased      2015            Auto
                                   Manufacturing
      Piedras Negras, Mexico       Warehousing                2,500           Leased      2006            Electrical
      Piedras Negras, Mexico       Manufacturing              11,189          Leased      2007            Electrical

      Piedras Negras, Mexico       Manufacturing              22,380          Leased      2006            Electrical
      Piedras Negras, Mexico       Manufacturing              67,225          Leased      2008            Electrical
      Redditch, U.K.               Sales                      450             Leased      2006            Electronic
      Swindon, U.K.                Manufacturing              55,000          Owned       --              Electronic
      Utrecht, the Netherlands     Sales,                     34,642          Owned       --              Auto
                                   Administrative and                                                     and Electronic
                                   Distribution
      Witten, Germany              Administrative             83,682          Owned       --              Auto, Electronic,
                                                                                                          Electrical
      Dunsen, Germany              Manufacturing, Sales       43,971          Owned       --              Auto
      Eltville, Germany            Manufacturing, Sales       88,943          Owned       --              Electrical
      Uebigau, Germany             Manufacturing              72,054          Owned       --              Electrical
      Witten, Germany              Manufacturing, Sales       185,152         Owned       --              Electronic
      Singapore                    Sales and Distribution     34,875          Leased      2006            Electronic

                                                                                         LEASE
                                                              SIZE           LEASE/      EXPIRATION
      LOCATION                           USE                  (SQ.FT.)        OWN        DATE            PRIMARY PRODUCT
      ---------                    -------------------        ---------      -----       ----------      ---------------
      Seoul, Korea                 Sales                      4,589           Leased      2006            Electronic
                                                                                                          and Auto
      Lipa City, Philippines       Manufacturing              58,095          Owned       --              Electronic
      Lipa City, Philippines       Manufacturing              22,721          Leased      2007            Electronic
      Dongguan, China              Administrative,            53,860          Leased      2009            Electronic
                                   Manufacturing
      Suzhou, China                Manufacturing              80,732          Owned       --              Electronic
      Suzhou, China                Manufacturing              12,390          Leased      2007            Electronic
      Hong Kong, China             Sales                      2,000           Leased      2006            Electronic
      Hong Kong                    Sales                      3,545           Leased      2006            Electronic
      Taipei, Taiwan               Sales                      1,184           Leased      2007            Electronic
      Yokohama, Japan              Sales                      6,243           Leased      2007            Electronic
      Yokohama, Japan              Distribution               17,858          Leased      2007            Electronic
      Sao Paulo, Brazil            Sales                      800             Leased      2006            Electronic
                                                                                                          and Auto
      Dundalk, Ireland             Manufacturing              120,000         Owned       --              Electronic
                                                                                                          and Auto



Properties with lease expirations in 2006 renew at various times throughout the year. At this point, the Company does not anticipate any material impact as a result of such expirations.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that it believes will have a material adverse effect upon the conduct of its business or its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's stockholders during the fourth quarter of fiscal 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:


NAME                                               AGE                             POSITION
----                                               ---                             --------
Gordon Hunter...................................    54   Chairman, President and Chief Operating Officer

Kenneth R. Audino(1)............................    62   Vice President, Organizational Development and Total Quality
                                                         Management


Philip G. Franklin..............................    54   Vice President, Operations Support and Chief Financial
                                                         Officer


Dal Ferbert.....................................    51   Vice President and General Manager of the Electrical
                                                         Business Unit

David W. Heinzmann..............................    42   Vice President and General Manager of the Automotive
                                                         Business Unit

David R. Samyn..................................    45   Vice President and General Manager of the Electronics
                                                         Business Unit

Elizabeth C. Calhoun............................    44   Vice President, Human Resources

Mary S. Muchoney................................    60   Corporate Secretary

(1) Retired March 1, 2006.
Officers of Littelfuse are elected by the Board of Directors and serve at the discretion of the Board.

Gordon Hunter was elected as the Chairman of the Board of Directors of the Company and President and Chief Executive Officer effective January 1, 2005. Mr. Hunter served as Chief Operating Officer of the Company from November 2003 to January 2005. Mr. Hunter has been a member of the Board of Directors of the Company since June 2002, where he has served as Chairman of the Technology Committee. Prior to joining Littelfuse, Mr. Hunter was employed with Intel Corporation, where he was Vice President, Intel Communications Group, and General Manager, Optical Products Group, responsible for managing the access and optical communications business segments, from 2002 to 2003. Mr. Hunter was CEO for Calmar Optcom during 2001. From 1997 to 2002, he also served as a Vice President for Raychem Corporation, His experience includes 20 years with Raychem Corporation in the United States and Europe, with responsibilities in sales, marketing, engineering and general management.

Kenneth R. Audino, Vice President, Organizational Development and Total Quality Management, is responsible for the Company's overall quality, reliability and environmental compliance, quality systems and Des Plaines product evaluation laboratories. As of March 1, 2006, Mr. Audino retired from the position of Vice President, Organizational Development and Total Quality Management. Mr. Audino joined Littelfuse as a Control Technician in 1964. From 1964 to 1977, he progressed through several quality and reliability positions to Manager of Reliability and Standards. In 1983, he became Managing Director of the European Headquarters and later was named Corporate Director of Quality Assurance and Reliability. He was promoted to his current position in 1998.

Philip G. Franklin, Vice President, Operations Support and Chief Financial Officer, has responsibility for investor relations, accounting, information systems and global supply chain functions of the Company. Mr. Franklin joined the Company in 1998 from OmniQuip International, a $450 million construction equipment manufacturer which he helped take public.

Dal Ferbert, Vice President and General Manager, Electrical Business Unit, is responsible for the management of daily operations, sales, marketing and strategic planning efforts of the Electrical Business Unit (POWR-GARD Products). Mr. Ferbert joined the Company in 1976 as a member of the electronic distributor sales team. From 1980 to 1989 he served in the Materials Management Department as a buyer and then Purchasing Manager. In 1990, he was promoted to National Sales Manager of the Electrical Business Unit and then promoted to his current position in 2004.

David W. Heinzmann, Vice President and General Manager, Automotive Business Unit, is responsible for marketing, sales, product development and manufacturing for all automotive customers and products. Mr. Heinzmann began his career at the Company in 1985, and possesses a broad range of experience within the organization. He has held positions as a Manufacturing Manager, Quality Manager, Plant Manager and Product Development Manager. Mr. Heinzmann also served as Director of Global Operations of the Electronics Business Unit from early 2000 through 2003.

David Samyn, Vice President and General Manager, Electronics Business Unit, is responsible for marketing, sales, product development and manufacturing for all electronics customers and products. Mr. Samyn joined the Company's management team in January 2003 as General Manager of the Electronics Business Unit. Prior to joining the Company, Mr. Samyn served as Vice President - Global Sales with Airfiber, Inc., an optical wireless telecom company in San Diego, CA from 2001 to 2003. Before that, Mr. Samyn spent five years with ADC Telecommunications where he took on global sales and marketing responsibilities.

Elizabeth Calhoun, Vice President, Human Resources, has responsibility for the worldwide human resource function. Ms. Calhoun joined the Company in November 2004 with over seventeen years of experience in human resources. Prior to joining Littelfuse, she was Director of Human Resources - Home Services for Sears Roebuck and Company in Hoffman Estates, Illinois, from 2002 to 2004. Ms. Calhoun's career also includes human resources management positions with Pepsi Bottling Group, Inc. from 1995 to 2002.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information set forth under "Quarterly Stock Prices" on page 39 of the Annual Report to Stockholders is incorporated herein by reference. As of February 24, 2006, there were 162 holders of record of the Company's Common Stock.

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

    The table below provides information with respect to purchases by the Company of shares of its common stock during each quarter of fiscal 2005:


                      ISSUER PURCHASES OF EQUITY SECURITIES


                                                                 Total Number of Shares
                                                                   Purchased as Part of        Maximum Number of Shares
                         Total Number of         Average Price       Publicly Announced       that May Yet Be Purchased
Period                  Shares Purchased        Paid per Share        Plans or Programs     Under the Plans or Programs
October 2005                           -                  -                        -                       755,500

November 2005                     27,000             $22.78                   27,000                       728,500


December 2005                     85,000             $26.55                   85,000                       643,500


Total                            112,000             $25.64                  112,000                       643,500


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 1 through 3 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information set forth under "Market Risk" on page 9 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm and the Consolidated Financial Statements and notes thereto of the Company set forth on pages 12 through 39 of the Annual Report to Stockholders are incorporated herein by reference.

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

As of the end of the period covered by this Annual Report on Form 10-K for December 31, 2005, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Report. There were no significant changes in the Company's internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the Company's internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the Chief Executive Officer and Chief Financial Officer of the Company.


MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Littelfuse is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). Littelfuse's internal control system was designed to provide reasonable assurance to its management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Littelfuse's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, the Company's management concluded that, as of December 31, 2005, the Company's internal control over financial reporting is effective.

Littelfuse's independent registered public accounting firm, Ernst & Young LLP, has audited management's assessment of the Company's internal control over financial reporting. Their report appears on page 11 of the Company's annual report to stockholders, which report of Ernst & Young LLP is incorporated herein by reference.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference. Please also refer to the information set forth under "Executive Officers of the Registrant" in Part I of this Report. The Company maintains a code of ethics for its chief executive officer and senior financial officers and a code of conduct for all of its directors, officers and associates, which are available for public viewing on the Company's web site (www.littelfuse.com) under the heading "Investors - Corporate Governance."

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


                                                                                 NUMBER OF SECURITIES
                                    NUMBER OF SECURITIES                          REMAINING AVAILABLE
                                      TO BE ISSUED UPON       WEIGHTED-AVERAGE    FOR FUTURE ISSUANCE
                                         EXERCISE OF         EXERCISE PRICE OF        UNDER EQUITY
           PLAN CATEGORY             OUTSTANDING OPTIONS   OUTSTANDING OPTIONS    COMPENSATION PLANS
           -------------             -------------------   -------------------    ------------------
Equity compensation plans
  approved by security holders            1,809,360               $  27.68              80,530
Equity compensation plans not
  approved by security holders               10,000               $  23.48              15,000
Total                                     1,819,360               $  27.66              95,530


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

    (i)   Report of Independent Registered Public Accounting Firm (pages 12-13).

    (ii) Consolidated Balance Sheet as of December 31, 2005 and January 1, 2005 (page 14).

    (iii) Consolidated Statements of Income for the years ended December 31, 2005, January 1, 2005, and January 3, 2004 (page 15).

    (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2005, January 1, 2005, and January 3, 2004 (page 16).

    (v) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2005, January 1, 2005, and January 3, 2004 (page 17).

    (vi)  Notes to Consolidated Financial Statements (pages 18-39).

    (2)   Financial Statement Schedules. The following financial statement schedule is submitted herewith for the periods indicated therein.

    (i)   Schedule II-Valuation and Qualifying Accounts and Reserves

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (3)   Exhibits

    See Exhibit Index on pages 19-20.

(b) Exhibits

    See Exhibit Index on pages 19-20.

(c) Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                                LITTELFUSE, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


                                                    ADDITIONS
                                                   CHARGED TO
                                      BALANCE AT   COSTS AND                    BALANCE AT
                                      BEGINNING     EXPENSES    DEDUCTIONS        END OF
             DESCRIPTION               OF YEAR        (A)           (B)            YEAR
-----------------------------------  ------------  --------     -----------    -----------
Year ended December 31, 2005
  Allowance for losses on
   accounts receivable............    $  1,481     $ 1,206       $    522      $  2,165
                                      ========     =======       ========      ========
  Reserves for sales discounts
   and allowances.................    $  8,538     $ 1,200       $     --      $  9,738
                                      ========     =======       ========      ========
Year ended January 1, 2005
  Allowance for losses on
   accounts receivable............    $  1,042     $   591       $    152      $  1,481
                                      ========     =======       ========      ========
  Reserves for sales discounts
   and allowances.................    $  6,428     $ 2,112       $      2      $  8,538
                                      ========     =======       ========      ========
Year ended January 3, 2004
  Allowance for losses on
   accounts receivable............    $  1,067     $    50       $     75      $  1,042
                                      ========     =======       ========      ========
  Reserves for sales discounts
   and allowances.................    $  6,263     $   165       $     --      $  6,428
                                      ========     =======       ========      ========


(A) Allowance for losses on accounts receivable includes acquired balances of $123 for Heinrich and $50 for Teccor in fiscal year 2004 and 2003, respectively.

(B) Write-off of uncollectible accounts, net of recoveries and foreign currency translation.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Littelfuse, Inc.

                                        By /s/ Gordon Hunter
                                           -------------------------------------
                                           Gordon Hunter,
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

Date: March 16, 2006

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2006.



      /s/ Gordon Hunter                                               Chairman of the Board of Directors, President and
---------------------------------------------                         Chief Executive Officer (Principal Executive Officer)
Gordon Hunter


    /s/ John P. Driscoll                                              Director
---------------------------------------------
John P. Driscoll

      /s/ Anthony Grillo                                              Director
Anthony Grillo

      /s/ Bruce A. Karsh                                              Director
---------------------------------------------
Bruce A. Karsh

      /s/ John E. Major                                               Director
---------------------------------------------
John E. Major

    /s/ Ronald L. Schubel                                             Director
---------------------------------------------
Ronald L. Schubel


     /s/ Howard B. Witt                                               Director
---------------------------------------------
Howard B. Witt


   /s/ Philip G. Franklin                                             Vice President, Operations Support and
---------------------------------------------                         Chief Financial Officer
Philip G. Franklin                                                    (Principal Financial and Principal Accounting Officer)

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

  10.5    1993 Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as exhibit 10.1 to the Company's Form
          10-Q for the quarterly period ended July 2, 2005 (1934 Act File No. 0-20388) and incorporated herein by reference).

  10.6    Littelfuse, Inc. Supplemental Executive Retirement Plan (filed as exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 1993 (1934 Act File No. 0-20388) and incorporated herein by reference).

  10.7    Littelfuse Deferred Compensation Plan for Non-employee Directors, as amended (filed as exhibit 10.4 to the Company's Form
          10-Q for the quarterly period ended July 2, 2005 (1934 Act File No. 0-20388) and incorporated herein by reference).

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



  10.12   Stock Plan for New Directors of Littelfuse, Inc. (filed as exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended July 2, 2005 (1934 Act File No. 0-20388) and incorporated herein by reference).

  10.13   Bank credit agreement among Littelfuse, Inc., as borrower, the lenders named therein and the Bank of America N.A., as agent, dated as of August 26, 2003 (filed as exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended
          September 27, 2003 (1934 Act File No. 0-20388 and incorporated herein by reference).

  10.14   Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended July 2, 2005 (1934 Act File No. 0-20388) and incorporated herein by reference).

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

  10.18   First Amendment to Employment Agreement dated as of December 31, 2004, between Littelfuse, Inc. and Howard B. Witt (filed as exhibit 10.18 to the Company's Form 10-K for the annual period ended January 1, 2005 (1934 Act File No. 0-20388)
          and incorporated herein by reference).

  10.19   Consulting Agreement dated as of January 1, 2005, between Littelfuse, Inc. and Howard B. Witt (filed as exhibit 10.19 to the Company's Form 10-K for the annual period ended January 1, 2005 (1934 Act File No. 0-20388) and incorporated herein by reference).

  10.20   Letter Agreement dated November 8, 2004, between Littelfuse, Inc. and Kenneth R. Audino (filed as exhibit 10.20 to the Company's Form 10-K for the annual period ended January 1, 2005 (1934 Act File No. 0-20388) and incorporated herein by reference).

  10.21   Change of Control Employment Agreement dated as of November 8, 2004, between Littelfuse, Inc. and Elizabeth Calhoun (filed as exhibit 10.21 to the Company's Form 10-K for the annual period ended January 1, 2005 (1934 Act File No. 0-20388) and incorporated herein by reference).

  10.22   Form of Non-Qualified Stock Option Agreement under the 1993 Stock Plan For Employees and Directors of Littelfuse, Inc. for
          employees of the Company (filed as exhibit 99.1 to the Company's Current Report on Form 8-K dated November 8, 2004 (1934
          Act File No. 0-20388) and incorporated herein by reference).

  10.23   Form of Specimen Performance Shares Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc.
          (filed as exhibit 10.23 to the Company's Form 10-K for the annual period ended January 1, 2005 (1934 Act File No. 0-20388)
          and incorporated herein by reference).

  10.24   Form of Specimen Non-Qualified Stock Option Agreement under the 1993 Stock Plan for Employees and Directors of
          Littelfuse, Inc. for non-employee directors of the Company (filed as exhibit 10.24 to the Company's Form 10-K for the annual period ended January 1, 2005 (1934 Act File No. 0-20388) and incorporated herein by reference).

  10.25   Summary of Executive Officer Compensation.

  10.26   Summary of Director Compensation.

  10.27   Amendment to Non-Qualified Stock Option Agreement and Agreement for Deferred Compensation between Littelfuse, Inc. and
          Gordon Hunter.

  13.1    Portions of Littelfuse Annual Report to Stockholders for the fiscal year ended December 31, 2005.

  14.1    Code of Ethics for Principal Executive and Financial Officers (filed as exhibit 14.1 to the Company's Form 10-K for the annual period ended January 1, 2005 (1934 Act File No. 0-20388) and incorporated herein by reference).

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