Form 10-Q
period 2006-04-01
LITTELFUSE INC /DE
filed 2006-05-11
CIK 889331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________

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

                                  (847)824-1188
               Registrant's telephone number, including area code:

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

     As of April 1, 2006, 22,321,136 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of April 1, 2006 and
        December 31, 2005 (unaudited)....................................     1

        Condensed Consolidated Statements of Income for the periods
        ended April 1, 2006 and April 2, 2005 (unaudited)................     2

        Condensed Consolidated Statements of Cash Flows for the periods
        ended April 1, 2006 and April 2, 2005 (unaudited)................     3

        Notes to the Condensed Consolidated Financial Statements
        (unaudited)......................................................     4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................    11

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......    13

Item 4. Controls and Procedures..........................................    14

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......    15

Item 6. Exhibits.........................................................    15

                                LITTELFUSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)

                                                 APRIL 1,   December
                                                   2006     31, 2005
                                                 --------   --------
ASSETS:
Cash and cash equivalents.....................   $ 30,450   $ 21,947
Receivables...................................     86,823     80,303
Inventories...................................     67,218     63,423
Deferred income taxes.........................     13,342     11,927
Assets held for sale (Efen)...................         --     17,633
Other current assets..........................      9,331      7,936
                                                 --------   --------
Total current assets..........................    207,164    203,169
Property, plant, and equipment, net...........    125,712    125,493
Intangible assets, net........................     15,615     14,742
Goodwill......................................     55,119     54,440
Investments...................................      5,612      5,590
Other assets..................................      1,847        497
                                                 --------   --------
   Total assets...............................   $411,069   $403,931
                                                 ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities, excluding current portion
   of long-term debt..........................   $ 74,221   $ 66,512
Liabilities held for sale (Efen)..............         --      6,722
Current portion of long-term debt.............     15,920     26,682
                                                 --------   --------
Total current liabilities.....................     90,141     99,916
Deferred income taxes.........................      1,672      1,879
Accrued post-retirement benefits..............     21,082     19,268
Other long-term liabilities...................      5,106      5,658
Minority interest.............................        143        144
Shareholders' equity..........................    292,925    277,066
                                                 --------   --------
Total liabilities and shareholders' equity....   $411,069   $403,931
                                                 ========   ========
Common shares issued and outstanding
   of 22,321,136 and 22,229,288, at April 1,
   2006, and December 31, 2005, respectively..

                                LITTELFUSE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data, unaudited)

                                                    For the Three
                                                     Months Ended
                                                 -------------------
                                                 APRIL 1,   April 2,
                                                   2006       2005
                                                 --------   --------
Net sales.....................................   $125,611   $113,757
Cost of sales.................................     80,811     76,536
                                                 --------    -------
Gross profit..................................     44,800     37,221
Selling, general and administrative
   expenses...................................     25,822     25,461
Research and development expenses.............      4,675      4,279
Amortization of intangibles...................        520        631
                                                 --------    -------
Operating income..............................     13,783      6,850
Interest expense..............................        413        473
Other income..................................       (571)      (131)
                                                 --------    -------
Earnings from continuing operations before
   minority interest and income taxes.........     13,941      6,508
Minority interest.............................         --          7
Income taxes..................................      5,158      2,215
                                                 --------    -------
Earnings from continuing operations...........      8,783      4,286
Discontinued operations (net of tax)..........        588        153
Net income....................................   $  9,371   $  4,439
                                                 ========   ========
Net income per share:
Basic:
   Continuing operations......................   $   0.39   $   0.19
   Discontinued operations....................       0.03       0.01
                                                 --------   --------
   Net Income.................................   $   0.42   $   0.20
                                                 ========   ========
Diluted:
   Continuing operations......................   $   0.39   $   0.19
   Discontinued operations....................       0.03       0.01
                                                 --------   --------
   Diluted....................................   $   0.42   $   0.20
                                                 ========   ========
Weighted average shares and equivalent shares
   outstanding:
   Basic......................................     22,257     22,484
                                                 ========    =======
   Diluted....................................     22,334     22,710
                                                 ========    =======

                                LITTELFUSE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                               For the Three
                                                                Months Ended
                                                            -------------------
                                                            APRIL 1,   April 2,
                                                              2006       2005
                                                            --------   --------
Operating activities:
Net income ..............................................   $  9,371    $ 4,439
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation .........................................      6,212      6,641
   Amortization .........................................        520        631
   Stock based compensation .............................      1,453         --
Changes in operating assets and liabilities:
   Accounts receivable ..................................     (3,775)    (1,527)
   Inventories ..........................................     (3,559)       945
   Accounts payable and accrued expenses ................      2,777     (7,263)
   Prepaid expenses and other ...........................        999     (3,773)
                                                            --------    -------
Net cash provided by operating activities ...............     13,998         93
Cash provided by (used in) investing activities:
Purchases of property, plant, and equipment .............     (4,603)    (8,698)
Acquisitions of businesses ..............................     (2,701)       (28)
Sale of Efen ............................................      9,428         --
                                                            --------    -------
Net cash provided by (used in) investing activities .....      2,124     (8,726)
Cash provided by (used in) financing activities:
   Proceeds from debt ...................................      6,358     15,056
   Payments of debt .....................................    (16,374)    (5,213)
   Proceeds from repayment of notes receivable, common
      stock .............................................          7      3,521
   Proceeds from exercise of stock options ..............      1,834        461
   Purchase of treasury stock ...........................         --     (3,199)
                                                            --------    -------
Net cash provided by (used in) financing activities .....     (8,175)    10,626
Effect of exchange rate changes on cash .................        556     (1,186)
                                                            --------    -------
Increase in cash and cash equivalents ...................      8,503        807
Cash and cash equivalents at beginning of period ........     21,947     28,583
                                                            --------    -------
Cash and cash equivalents at end of period ..............   $ 30,450    $29,390
                                                            ========    =======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  APRIL 1, 2006

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 30, 2006. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Revenues from no single customer amounted to 10% or more of the Company's total revenues for the quarter ended April 1, 2006.

Information concerning the operations in these geographic segments for the periods ended April 1, 2006, and April 2, 2005, is as follows (in thousands):

                                    Three      Three
                                   Months     Months
                                    Ended      Ended
                                  April 1,   April 2,
                                    2006       2005
                                  --------   --------
NET SALES *
Americas                          $ 54,294   $ 48,466
Europe                              28,079     32,291
Asia-Pacific                        43,238     33,000
                                  --------   --------
Consolidated total                $125,611   $113,757
INTERSEGMENT SALES *
Americas                          $ 42,612   $ 38,693
Europe                              21,769     13,020
Asia-Pacific                        24,736      9,802
                                  --------   --------
Combined total                      89,117     61,515
Eliminations                       (89,117)   (61,515)
                                  --------   --------
Consolidated total                $     --   $     --
INTEREST EXPENSE *
Americas                          $    374   $    461
Europe                                  30         12
Asia-Pacific                             9         --
                                  --------   --------
Consolidated total                $    413   $    473

DEPRECIATION AND AMORTIZATION *
Americas                          $  3,715   $  4,466
Europe                               1,797      2,291
Asia-Pacific                         1,220        515
                                  --------   --------
Consolidated total                $  6,732   $  7,272
OTHER (INCOME) EXPENSE *
Americas                          $    (72)  $    (88)
Europe                                (461)       (10)
Asia-Pacific                           (38)       (33)
                                  --------   --------
Consolidated total                $   (571)  $   (131)
INCOME TAXES *
Americas                          $  3,227   $    131
Europe                                 811        927
Asia-Pacific                         1,120      1,157
                                  --------   --------
Consolidated total                $  5,158   $  2,215
EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS *
Americas                          $  4,013   $    245
Europe                                (433)       974
Asia-Pacific                         5,203      3,067
                                  --------   --------
Consolidated total                $  8,783   $  4,286
NET INCOME*
Americas                          $  4,013   $    245
Europe                                 155      1,127
Asia-Pacific                         5,203      3,067
                                  --------   --------
Consolidated total                $  9,371   $  4,439
NET SALES
Electronic                        $ 83,926   $ 72,819
Automotive                          31,026     30,912
Electrical                          10,659     10,026
                                  --------   --------
Consolidated total                $125,611   $113,757

                       April 1,    December
                         2006      31, 2005
                      ---------   ---------
IDENTIFIABLE ASSETS
Americas              $ 343,477   $ 327,682
Europe                  166,416     171,345
Asia-Pacific            106,011      90,304
                      ---------   ---------
Combined total          615,904     589,331
Eliminations           (204,835)   (185,400)
                      ---------   ---------
Consolidated total    $ 411,069   $ 403,931
                      =========   =========

* Certain prior year amounts have been reclassified to conform to the current year presentation.

3. INVENTORIES

The components of inventories are as follows (in thousands):

                   April    December
                  1, 2006   31, 2005
                  -------   --------
Raw material      $12,909    $13,010
Work in process    18,226     18,996
Finished goods     36,083     31,417
                  -------    -------
   Total          $67,218    $63,423
                  =======    =======

4. DEBT OBLIGATIONS

Total debt, all of which is current, at the end of the first quarter 2006 totaled $15.9 million and consisted of the following: (1) credit revolver borrowings totaling $11.0 million and (2) foreign revolver borrowings totaling $4.9 million.

The Company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $50.0 million revolving credit facility that expires on August 26, 2006. The revolving credit facility is subject to a maximum indebtedness calculation and other financial covenants. At April 1, 2006, the Company had available $39.0 million of borrowing capability under the revolving credit facility at an interest rate of LIBOR plus 0.875% (5.53% as of April 1, 2006). The Company intends to renew this line of credit upon maturity. The Company also had $5.8 million in letters of credit outstanding at April 1, 2006

The Company also has an unsecured bank line of credit that provides a Yen 0.9 billion, an equivalent of $7.7 million, revolving credit facility at an interest rate of TIBOR plus .875% (1.0% as of April 1, 2006). The revolving line of credit becomes due on August 14, 2006. At April 1, 2006, the Company had an equivalent $4.9 million outstanding on the Yen facility. The Company intends to renew this line of credit upon maturity.

5. PER SHARE DATA

Net income per share amounts for the three months ended April 1, 2006, and April 2, 2005, are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

                                          Three months
                                             ended
                                       -----------------
                                        April     April
                                       1, 2006   2, 2005
                                       -------   -------
Net income                             $ 9,371   $ 4,439
                                       =======   =======
Average shares outstanding - Basic      22,257    22,484
Net effect of dilutive stock options
   and restricted shares
   - Diluted                                77       226
                                       -------   -------
Average shares outstanding
   - Diluted                            22,334    22,710
                                       =======   =======
Net income per share
   - Basic                             $  0.42   $  0.20
                                       =======   =======
   - Diluted                           $  0.42   $  0.20
                                       =======   =======

Options to purchase 517,066 and 518,100 shares of common stock were outstanding at April 1, 2006, and April 2, 2005 respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. The Company issued 81,130 shares of common stock resulting from the exercise of stock options for the three months ended April 1, 2006.

6. ACQUISITIONS

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

Subsequent to May 6, 2004, the Company purchased additional shares of Heinrich stock for approximately $8.7 million, bringing the total ownership to 97.2% as of January 1, 2004. During 2005 the Company acquired the remaining outstanding shares for approximately $3.7 million, bringing the total ownership to 100% as of December 31, 2005.

Heinrich is the holding company for the Wickmann Group of circuit protection products. Littelfuse has continued to operate Heinrich's electronic and automotive business units subsequent to the acquisition. The Heinrich acquisition expands the Company's product offering and strengthens the Company's position in the circuit protection industry.

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

Purchase price allocation (in thousands)
Current assets                             $ 39,824
Property, plant and equipment                35,826
Patents, licenses and software                3,396
Distribution network                          5,135
Trademarks and tradenames                       788
Goodwill                                     15,488
Other assets                                  5,282
Current liabilities                         (30,778)
Purchase accounting liabilities             (11,460)
Other long-term liabilities                 (16,580)
Minority interest                            (1,602)
                                           --------
                                           $ 45,319
                                           ========

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

Purchase accounting liabilities are estimated to be $11.5 million and are primarily for redundancy costs to be paid through 2006 related to manufacturing operations and selling, general and administrative functions. The Company began formulating its plan to incur these costs as of the acquisition date. Additions to the Heinrich purchase accounting liability during 2005 relate to redundancy costs recognized after 100% ownership was achieved. As of April 1, 2006, $8.9 million has been paid related to these liabilities.

A summary of the purchase accounting liability activity is as follows:

Purchase accounting liability (in thousands)
Balance, May 6, 2004                           $ 7,281
Payments                                           (85)
                                               -------
Balance, January 1, 2005                       $ 7,196
Additions                                        4,179
Payments                                        (8,685)
                                               -------
Balance, December 31, 2005                     $ 2,690
Payments                                          (136)
                                               -------
Balance, April 1, 2006                         $ 2,554
                                               =======

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

On February 3, 2006, the Company acquired SurgX Corporation for ('SurgX') $2.5 million. All of the assets of SurgX, were classified as patents in the Americas segment with an average useful life of seven years.

7. RESTRUCTURING CHARGES

During the first quarter of 2006 the Company recorded $2.1 million related to the downsizing of the European segment's Heinrich operations. These charges are primarily for redundancy costs to be paid through 2007. Manufacturing related charges of $0.9 million are recorded as part of cost of sales and non-manufacturing related charges of $1.2 million are recorded as part of selling, general and administrative expenses. Employees affected by this downsizing include technical, production, administrative and support employees. During the first quarter of 2006 no payments have been made for Heinrich restructuring charges.

During 2005 the Company announced a downsizing of its European segment's Ireland operation and outsourcing of more of its varistor manufacturing to lower cost Asian subcontractors. A liability of $4.9 million was recorded related to redundancy costs for the manufacturing operation associated with this downsizing. This restructuring impacts approximately 35 associates in various production and support related roles. As of April 1, 2006 no payments have been made related to this liability.

8. DISCONTINUED OPERATIONS

In February 2006, the Company sold the Efen product line that consists of production and sales facilities in Uebigau and Eltville, Germany and Kaposvar, Hungary. The Company obtained Efen as part of its acquisition of Heinrich in May 2004. Results of operations for Efen have been reclassified and presented as discontinued operations for 2006 and 2005.

Efen's operating results are summarized as follows for the periods ending April 1, 2006 and April 2, 2005 (in thousands):

                       2006     2005
                      ------   ------
Net sales             $3,789   $7,931
Income before taxes      773      355
Income taxes             324      202
                      ------   ------
Net income            $  449   $  153
                      ------   ------

The Efen product line was sold for Euro 9.5 million (approximately $11.3 million). In connection with the sale a pretax loss of approximately $0.0 million, resulting in an after tax gain of $0.1 million after recognizing a tax benefit on the sale of $0.1 million.

8. PENSIONS

The components of net periodic benefit cost for the three months ended April 1, 2006, compared with the three months ended April 2, 2005, were (in thousands):

                               U.S. Pension
                                 Benefits     Foreign Plans
                               Three Months    Three Months
                                  Ended           Ended
                              -------------   -------------
                               2006    2005    2006    2005
                              -----   -----   -----   -----
Service cost                  $ 839   $ 815   $ 361   $ 303
Interest cost                   943     916     495     493
Expected return on plan
   assets                      (960)   (932)   (496)   (420)
Amortization of prior
   service cost                   3       3      (3)     (3)
Amortization of transition
   asset                         --      --     (27)    (28)
Amortization of net loss        105     102      74      43
                              -----   -----   -----   -----
Total cost of the plan          930     904     404     388
Expected plan participants'
   contribution                  --      --     (89)    (98)
                              -----   -----   -----   -----
Net periodic benefit cost     $ 930   $ 904   $ 315   $ 290
                              -----   -----   -----   -----

The expected rate of return on pension assets is 8.5% and 8.5% in 2006 and 2005, respectively.

9. COMPREHENSIVE INCOME

Total comprehensive income for the three months ended April 1, 2006, and April 2, 2005, was approximately $12.3 million and $0.9 million, respectively. The adjustment for comprehensive income consists of deferred gains and losses from foreign currency translation adjustments and losses on available-for-sale securities for the three months ended April 1, 2006 and deferred gains and losses from foreign currency translation adjustments and qualified cash flow hedges and unrealized gains and losses on available-for-sale securities for the three months ended April 2, 2005. Foreign currency translation adjustment accounts for $3.1 million and $(3.7) million of the difference between other comprehensive income and net income for the first quarter of 2006 and 2005 respectively.

10. INCOME TAXES

The effective tax rate for the first quarter of 2006 was 37% compared to an effective tax rate of 34% in the first quarter of last year. The current quarter effective tax rate was unfavorably impacted by charges related to the expected repatriation of earnings from lower tax jurisdictions.

11. STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires public companies to recognize compensation expense for the cost of awards of equity compensation using a fair value method. The Company adopted SFAS 123(R) on January 1, 2006 (i.e., the first quarter of
2006) using the modified prospective method. The Company recognized the compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the award. Under SFAS 123(R), benefits of tax deductions in excess of recognized compensation expense are now reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules. Prior to October 1, 2005, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") to account for its stock-based compensation plans. Under APB 25, no compensation expense was recognized for non-qualified stock option awards as long as the exercise price of the awards on the date of grant was equal to the current market price of the Company's stock. However, the Company did recognize compensation expense in connection with the issuance of restricted stock. The adoption of SFAS 123(R) primarily resulted in compensation expense being recorded for stock options.

For the three months ended April 1, 2006, the Company recorded pretax compensation expense of $1.5 million, $0.9 million after tax, related to the expensing of the Company's non-qualified stock options. The recognition of this expense had no impact on cash flow from operations.

Results for fiscal 2005 have not been restated to reflect the adoption of SFAS 123(R). The following table discloses the Company's pro forma net income and diluted net income per share for the three months ended April 2, 2005, had the valuation methods under SFAS 123(R) been used for the Company's stock option grants. The table also discloses the weighted average assumptions used in estimating the fair value using the Black-Scholes option pricing model.

                    (in thousands, except per share amounts)

                                                     Three
                                                    months
                                                     ended
                                                   April 2,
                                                     2005
                                                   --------
Net income as reported                             $  4,439
Add: Stock based compensation for restricted
   stock included in reported net income, net of
   tax benefit of $54                                   105
Stock option compensation expense under fair
   value method, net of tax                            (691)
                                                   --------
Pro forma net income                               $  3,853
Basic net income per share:
As reported                                        $   0.20
Pro forma                                          $   0.17
Diluted net income per share:
As reported                                        $   0.20
Pro forma                                          $   0.17
Risk-free interest rate                                4.35%
Expected dividend yield                                   0%
Expected stock price volatility                        43.2%
Expected life of options                            7 years

During the first quarter of 2006, options on 2,000 shares were granted with an exercise price equal to the $28.73 market price as of the grant date. The fair value was calculated using the Black-Scholes model to be $13.89 per award, based on the following assumptions: Risk-free interest rate of 4.57%, volatility of 38.6%, expected life of seven years and a 0% dividend yield. Expected volatilities are based upon historical volatility of Common Stock.

Forfeitures are estimated at a rate that would yield 10% over the life of the awards.

A reconciliation of outstanding stock options and performance shares for the period ending April 1, 2006, is shown below:

                   RECONCILIATION OF STOCK OPTIONS OUTSTANDING

                                                                                             Aggregate
                                                          Weighted      Weighted Average     Intrinsic
                                        Shares Under      Average           Remaining          Value
                                           Option      Exercise Price   Contractual Life   ($ Thousands)
                                        ------------   --------------   ----------------   -------------
Outstanding December 31, 2005             1,820,010         27.82              7.7              4,470
Granted                                       2,000         28.73               --                 --
Forfeited                                    (5,650)        33.19               --                 --
Exercised                                   (81,130)        21.43               --                 --
Outstanding April 1, 2006                 1,735,230         28.10              7.5             12,081
Exercisable April 1, 2006                   825,040         26.27              6.9              6,928

                RECONCILIATION OF PERFORMANCE SHARES OUTSTANDING

                                                         Weighted       Projected      Aggregate
                                                      Average Grant-   Performance     Intrinsic
                                Stock   Performance      Date Fair        Share           Value
                                Price     Shares           Value       Award Ratio   ($ Thousands)
                                -----   -----------   --------------   -----------   -------------
Outstanding December 31, 2005   27.25     45,500           27.95          42.2%           523
Granted                            --         --              --            --             --
Forfeited                          --         --              --            --             --
Vested                             --         --              --            --             --
Outstanding April 1, 2006       34.13     45,500           27.95          42.2%           655

At April 1, 2006, the unrecognized compensation cost for options and performance shares was $11.2 million before tax, and will be recognized over a weighted-average period of 3.4 years. The total intrinsic value of options exercised during the three month period ending April 1, 2006, was $0.8 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         SALES BY GEOGRAPHY AND MARKET*

                      FIRST QUARTER
               --------------------------
                2006     2005    % CHANGE
               ------   ------   --------
GEOGRAPHY
Americas       $ 54.5   $ 50.2      8.7%
Europe           27.8     27.1      2.3%
Asia-Pacific     43.3     36.4     18.9%
               ------   ------     ----
   TOTAL       $125.6   $113.7     10.4%
               ======   ======     ====

                      FIRST QUARTER
               --------------------------
                2006     2005    % CHANGE
               ------   ------   --------
MARKET
Electronics    $ 83.9   $ 72.8     15.3%
Automotive       31.0     30.9      0.4%
Electrical       10.7     10.0      6.3%
               ------   ------     ----
   TOTAL       $125.6   $113.7     10.4%
               ======   ======     ====

* Certain prior year amounts have been reclassified to conform to the current year presentation. Sales by geography represent sales to customer or distributor locations.

Results of Operations
First Quarter, 2006

Sales increased $11.9 million or 10% to $125.6 million in the first quarter of 2006, compared to $113.7 million in the first quarter of 2005 due to increased sales of electronics products in all geographies.

On a geographic basis, sales in the Americas increased $4.4 million or 9% in the first quarter of 2006, compared to the first quarter of last year. The Americas increase was due primarily to improved electronic distributor sales across a wide range of product lines and improved electrical sales compared to the prior year. Telecom OEM accounts made a significant contribution to the sales improvement in the electronics market. Electrical product sales in the Americas increased due primarily to price realization and favorable market trends. Europe sales increased $0.6 million or 2% in the first quarter of 2006 compared to the first quarter of 2005 primarily due to increased sales to electronic distributors and telecom OEM accounts. Asia-Pacific sales increased $6.9 million or 19% compared to the prior year first quarter due primarily to strong demand for digital consumer and telecom products in Greater China and increased consumer electronics sales in Japan.

Gross profit was $44.8 million or 35.7% of sales for the first quarter of 2006, compared to $37.2 million or 32.7% of sales in the same quarter last year. The increase in gross margin was mainly attributable to improved operating leverage from higher production rates partially offset by higher commodity prices. Restructuring charges of $0.9 million related to the downsizing of the Heinrich operation and $1.2 million related to the downsizing of the Ireland operation were recorded in the first quarter of 2006 and 2005, respectively.

Total operating expense was $31.0 million or 24.7% of sales for the first quarter of 2006 compared to $30.4 million or 26.7% of sales for the same quarter in the prior year. The increase in operating expense reflects additional research and development spending to support the Company's solution selling strategy, FAS123(R) expense of $1.5 million and a restructuring charge of $1.2 million related to the downsizing of the Heinrich operation in the current year quarter. These expense increases in the first quarter of 2006 were partially offset by lower selling, general and administrative expenses compared to the prior year quarter.

Operating income was $13.8 million or 11.0% of sales for the first quarter of 2006 compared to $6.9 million or 6.0% of sales for the same quarter of last year reflecting the higher sales and improved operating leverage discussed above.

Interest expense was $0.4 million in the first quarter of this year compared to $0.5 million in the first quarter of last year. Other income was $0.6 million for the first quarter of 2006 compared to other income of $0.1 million in the first quarter of last year. The increase in other income was mainly due to higher rental income in Europe.

Earnings from continuing operations before minority interest and income taxes was $13.9 million for the first quarter of 2006 compared to $6.5 million for the first quarter of 2005. Income taxes were $5.2 million with an effective tax rate of 37% for the first quarter of 2006 compared to $2.2 million with an effective tax rate of 34% in the first quarter of last year.

Net income for the first quarter 2006 was $9.4 million or $0.42 per diluted share compared to $4.4 million or $0.20 per diluted share for the same quarter of last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

The EFEN business, which is presented as a discontinued operation, did not contribute significantly to cash from operations for the first quarter of 2006 or 2005.

Littelfuse started the 2006 year with $21.9 million of cash and cash equivalents. Net cash provided by operations was $14.0 million for the first three months. Net cash provided by operations includes net income of $9.4 million, stock based compensation of $1.5 million, depreciation of $6.2 million and amortization of $0.5 million in addition to various working capital and other items. Accounts receivable increased $3.8 million due primarily to the increase in sales during the current year quarter. Inventory increased $3.6 million to support the higher sales. Accounts payable, accrued expenses, prepaid expenses and other items contributed $3.8 million to cash flow, primarily due to the recognition of restructuring liabilities partially offset by the payment of management bonuses and restructuring charges that were previously accrued. Net cash provided by investing activities included $9.4 million from the sale of Efen partially offset by $4.6 million in net purchases of property, plant and equipment and $2.7 million of acquisition activity primarily for the purchase of SurgX. In addition, net cash used in financing activities included net payments of debt of $10.0 million partially offset by stock option exercises of $1.8 million. The effects of exchange rate changes increased cash by $0.6 million. The net cash provided by operations less investing and financing activities plus the effects of exchange rate changes resulted in a $8.5 million net increase in cash. This left the Company with a cash balance of $30.5 million at April 1, 2006.

The ratio of current assets to current liabilities was 2.3 to 1 at the end of the first quarter of 2006 compared to 1.8 to 1 at the end of the first quarter of 2005. The days sales in receivables was approximately 63 days at the end of the first quarter of 2006, compared to 63 days at the end of fiscal 2005 and 58 days at the end of the first quarter 2005. The increase in days sales in receivables from the first quarter of the prior year was due primarily to changes in payment terms for certain customers and the unfavorable effects of the Delphi bankruptcy. The days inventory outstanding was approximately 76 days at the end of the first quarter of 2006 compared to 75 days at the end of 2005 and 85 days at end of the first quarter of 2005.

The Company's capital expenditures, net of cash from asset sales, were $4.6 million for the first quarter of 2006 compared to $8.7 million for the first quarter of 2005. Most of the spending in 2006 relates to manufacturing process improvements, new product introductions and capacity expansion.

Total debt, including the current portion, at the end of the first quarter 2006 totaled $15.9 million and consisted of the following: (1) credit revolver borrowings totaling $11.0 million and (2) foreign revolver borrowings totaling $4.9 million. Of this indebtedness, $15.9 million is considered to be current liabilities. The Company has a $50.0 million, three-year revolving bank credit agreement that expires on August 26, 2006. The bank credit agreement is subject to a maximum indebtedness calculation and other financial covenants. At April 1, 2006, the Company had available $39.0 million of borrowing capability under the revolving bank credit agreement. The revolving bank credit agreement has a floating interest rate of LIBOR plus 0.875% or prime. The Company also had $5.8 million in letters of credit outstanding at April 1, 2006.

The Company also has an unsecured bank line of credit that provides a Yen 0.9 billion, an equivalent of $7.7 million, revolving credit facility at an interest rate of TIBOR plus .875% (1.0% as of April 1, 2006). The revolving line of credit becomes due on August 14, 2006, the Company had an equivalent $4.9 million outstanding on the Yen facility. The Company intends to renew this line of credit upon maturity.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

The statements in this section and in the other sections of this report which are not historical facts contained in this report are intended to be forward-looking statements that involve risks and uncertainties, including, but not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, the integration of acquisitions, product development and patent protection, commercialization and technological difficulties, capacity and supply constraints or difficulties, the impact of changes in commodity prices, exchange rate fluctuations, actual purchases under agreements, the effect of the Company's accounting policies, labor disputes, restructuring costs in excess of expectations, costs related to former coal mining activities, pension plan asset returns less than expected, and other risks which may be detailed in the Company's Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign exchange rates, commodities and, to a lesser extent, interest rates. Management believes that the Company's exposure to foreign exchange rates and interest rates is immaterial and not significant enough to warrant disclosure of quantitative information regarding market risk.

The Company had $15.9 million of debt outstanding at April 1, 2006, primarily in the form of lines of credit. None of the Company's debt is at fixed rates.

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

The Company uses various metals in the production of its products, including zinc, copper and silver. The Company's earnings are exposed to fluctuations in the prices of these commodities. The Company does not currently use derivative financial instruments to mitigate this commodity price risk. A 10% increase in the price of zinc and copper would reduce pre-tax profit by approximately $1.0 million and $1.1 million, respectively.

Outlook

Delphi Corporation, a significant customer of the Company, filed bankruptcy on October 8, 2005. Delphi accounts receivable affected by the bankruptcy are approximately $3.0 million. The Company recorded a $1.0 million reserve against this balance in the third quarter of 2005 and has reached agreement with an external party to sell this accounts receivable for approximately $2.0 million.

Item 4. Controls and Procedures

As of April 1, 2006, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Report. There were no significant changes in the Company's internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the Company's internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the Company's Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

     (c) The table below provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the first quarter of fiscal 2006:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                             Total Number of    Maximum Number
                                            Shares Purchased    of Shares that
                                               as Part of         May Yet Be
                Total Number     Average        Publicly          Purchased
                  of Shares    Price Paid    Announced Plans   Under the Plans
Period            Purchased     per Share      or Programs       or Programs
------          ------------   ----------   ----------------   ---------------
January 2006         --            --              --              643,500
February 2006        --            --              --              643,500
March 2006           --            --              --              643,500
Total                --            --              --              643,500

The Company's Board of Directors authorized the repurchase of up to 1,000,000 shares under a program for the period May 1, 2005 to April 30, 2006.

Item 6: Exhibits

Exhibit   Description
-------   -----------
10.1      Agreement extending exercise period for options held by Ken Audino

31.1      Certification of Gordon Hunter, Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002

31.2      Certification of Philip G. Franklin, Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002

32.1      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended April 1, 2006, to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LITTELFUSE, INC.


Date: May 11, 2006                      By /s/ Philip G. Franklin
                                           -------------------------------------
                                           Philip G. Franklin
                                           Vice President, Operations Support
                                           and Chief Financial Officer
                                           (As duly authorized officer and as
                                           the principal financial and
                                           accounting officer)