Form 10-Q
period 2006-07-01
LITTELFUSE INC /DE
filed 2006-08-10
CIK 889331

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 2006

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

     As of July 1, 2006, 22,335,039 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of July 1, 2006 and
         December 31, 2005 (unaudited)...................................     1

         Condensed Consolidated Statements of Income for the periods
         ended July 1, 2006 and July 2, 2005 (unaudited).................     2

         Condensed Consolidated Statements of Cash Flows for the periods
         ended July 1, 2006 and July 2, 2005 (unaudited).................     3

         Notes to the Condensed Consolidated Financial Statements
         (unaudited).....................................................     4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................    13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......    16

Item 4.  Controls and Procedures.........................................    17

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....    18

Item 4.  Submission of Matters to a Vote of Security Holders.............    18

Item 6.  Exhibits........................................................    20

                                LITTELFUSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)

                                                              JULY 1, 2006   December 31, 2005
                                                              ------------   -----------------
ASSETS:
Cash and cash equivalents .................................     $ 34,780          $ 21,947
Receivables ...............................................       96,498            80,303
Inventories ...............................................       65,831            63,423
Deferred income taxes .....................................       12,946            11,927
Assets held for sale (Efen) ...............................           --            17,633
Other current assets ......................................       11,406             7,936
                                                                --------          --------
Total current assets ......................................      221,461           203,169
Property, plant, and equipment, net .......................      131,692           125,493
Intangible assets, net ....................................       19,177            14,742
Goodwill ..................................................       69,038            54,440
Investments ...............................................        5,328             5,590
Long-term deferred tax asset ..............................        6,653                --
Other assets ..............................................          856               497
                                                                --------          --------
   Total assets ...........................................     $454,205          $403,931
                                                                ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable ..........................................     $ 24,798          $ 20,457
Accrued payroll ...........................................       16,430            20,128
Accrued expenses ..........................................       14,140             8,141
Accrued severance .........................................       26,048             7,866
Accrued income tax ........................................       21,507             9,920
Liabilities held for sale (Efen) ..........................           --             6,722
Current portion of long-term debt .........................       24,524            26,682
                                                                --------          --------
Total current liabilities .................................      127,447            99,916
Long-term debt ............................................        1,605                --
Deferred income taxes .....................................           --             1,879
Accrued post-retirement benefits ..........................       23,407            19,268
Other long-term liabilities ...............................        5,412             5,658
Minority interest .........................................          143               144
Shareholders' equity ......................................      296,191           277,066
                                                                --------          --------
Total liabilities and shareholders' equity ................     $454,205          $403,931
                                                                ========          ========
Common shares issued and outstanding
   of 22,335,039 and 22,229,288,
   at July 1, 2006, and December 31, 2005, respectively

                                LITTELFUSE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data, unaudited)

                                                                            For the Three           For the Six
                                                                             Months Ended          Months Ended
                                                                         -------------------   --------------------
                                                                          JULY 1,    July 2,    JULY 1,   July 2,
                                                                           2006       2005       2006      2005
                                                                         --------   --------   --------   ---------
Net sales ............................................................   $137,941   $115,693   $263,552    $229,450
Cost of sales ........................................................    106,652     80,576    187,463     157,112
                                                                         --------   --------   --------    --------
Gross profit .........................................................     31,289     35,117     76,089      72,338
Selling, general and administrative expenses .........................     28,599     23,538     54,421      48,999
Research and development expenses ....................................      4,790      4,246      9,465       8,525
Amortization of intangibles ..........................................        591        434      1,111       1,065
                                                                         --------   --------   --------    --------
Total operating expense ..............................................     33,980     28,218     64,997      58,589
Operating income (loss) ..............................................     (2,691)     6,899     11,092      13,749
Interest expense .....................................................        359        568        772       1,041
Other income .........................................................       (939)       (96)    (1,510)       (227)
                                                                         --------   --------   --------    --------
Earnings (loss) from continuing operations before minority interest
   and income taxes ..................................................     (2,111)     6,427     11,830      12,935
Minority interest ....................................................         --         (5)        --           2
Income taxes (benefit) ...............................................     (2,560)     2,118      2,598       4,333
                                                                         --------   --------   --------    --------
Earnings from continuing operations ..................................        449      4,314      9,232       8,600
Discontinued operations (net of tax) .................................         --        (57)       588          96
                                                                         --------   --------   --------    --------
Net income ...........................................................   $    449   $  4,257   $  9,820    $  8,696
                                                                         ========   ========   ========    ========
Net income per share:
Basic:
   Continuing operations .............................................   $   0.02   $   0.19   $   0.41    $   0.38
                                                                         ========   ========   ========    ========
   Discontinued operations ...........................................   $     --   $     --   $   0.03    $   0.01
                                                                         ========   ========   ========    ========
   Net income ........................................................   $   0.02   $   0.19   $   0.44    $   0.39
                                                                         ========   ========   ========    ========
Diluted:
   Continuing operations .............................................   $   0.02   $   0.19   $   0.41    $   0.38
                                                                         ========   ========   ========    ========
   Discontinued operations ...........................................   $     --   $     --   $   0.03    $     --
                                                                         ========   ========   ========    ========
   Net income ........................................................   $   0.02   $   0.19   $   0.44    $   0.38
                                                                         ========   ========   ========    ========
Weighted average shares and equivalent shares outstanding:
   Basic ............................................................      22,328     22,423     22,293      22,453
                                                                         ========   ========   ========    ========
   Diluted ..........................................................      22,693     22,613     22,612      22,681
                                                                         ========   ========   ========    ========

                                LITTELFUSE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                     For the Three          For the Six
                                                                      Months Ended          Months Ended
                                                                  -------------------   -------------------
                                                                   JULY 1,    July 2,    JULY 1,    July 2,
                                                                    2006       2005       2006       2005
                                                                  --------   --------   --------   --------
Operating activities:
Net income ....................................................   $    449   $  4,257   $  9,820   $  8,696
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation ...............................................      8,688      7,511     14,900     14,152
   Amortization ...............................................        591        463      1,111      1,094
   Stock-based compensation ...................................      1,251         --      2,704         --
Changes in operating assets and liabilities:
   Accounts receivable ........................................     (6,847)    (4,908)   (10,622)    (6,435)
   Inventories ................................................      4,055      4,006        496      4,951
   Accounts payable and accrued expenses ......................     17,741     (1,971)    20,518     (9,234)
   Prepaid expenses and other .................................       (197)     2,759        802     (1,014)
                                                                  --------   --------   --------   --------
Net cash provided by operating activities .....................     25,731     12,117     39,729     12,210
Cash used in investing activities:
   Purchases of property, plant, and equipment ................     (4,797)    (8,266)    (9,400)   (16,964)
   Acquisitions of businesses .................................    (28,825)      (991)   (31,526)    (1,019)
   Sale of Efen ...............................................      2,146         --     11,574         --
                                                                  --------   --------   --------   --------
Net cash used in investing activities .........................    (31,476)    (9,257)   (29,352)   (17,983)
Cash provided by financing activities:
   Proceeds from long-term debt ...............................     16,500     11,895     22,858     26,951
   Payments of long-term debt .................................     (8,924)   (11,000)   (25,298)   (16,213)
   Proceeds from repayment of notes receivable, common stock ..         --         12          7      3,533
   Proceeds from exercise of stock options ....................      1,516        214      3,350        675
   Purchase of treasury stock .................................         --         --         --     (3,199)
                                                                  --------   --------   --------   --------
Net cash provided by financing activities .....................      9,092      1,121        917     11,747

Effect of exchange rate changes on cash .......................        983       (724)     1,539     (1,910)
                                                                  --------   --------   --------   --------
Increase in cash and cash equivalents .........................      4,330      3,257     12,833      4,064

Cash and cash equivalents at beginning of period ..............     30,450     29,390     21,947     28,583
                                                                  --------   --------   --------   --------
Cash and cash equivalents at end of period ....................   $ 34,780   $ 32,647   $ 34,780   $ 32,647
                                                                  ========   ========   ========   ========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 1, 2006

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, Ireland severance, the Witten building write down and the Teccor net operating loss tax benefit, considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 30, 2006. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Sales to Hong Kong were 14% and 15% of consolidated sales for the three and six months ended July 1, 2006, respectively. No other foreign country sales exceeded 10% for the three and six months ended July 1, 2006. Sales to Arrow Pemco Group were 11% and 12% of consolidated sales for the three and six months ended July 1, 2006, respectively. Sales to no other single customer amounted to 10% or more of the Company's total revenues for the three and six months ended July 1, 2006.

Information concerning the operations in these geographic segments for the three and six months ended July 1, 2006, and July 2, 2005, is as follows (in thousands):

                                  Three Months   Three Months    Six Months     Six months
                                      Ended          Ended          Ended          Ended
                                  July 1, 2006   July 2, 2005   July 1, 2006   July 2, 2005
                                  ------------   ------------   ------------   ------------
NET SALES
Americas                            $ 57,536       $ 51,119       $ 111,830      $  99,585
Europe                                29,398         17,999          57,477         50,290
Asia-Pacific                          51,007         46,575          94,245         79,575
                                    --------       --------       ---------      ---------
Consolidated total                  $137,941       $115,693       $ 263,552      $ 229,450

INTERSEGMENT SALES

Americas                            $ 53,942       $ 42,079       $  96,554      $  80,772
Europe                                20,287         12,506          42,056         25,526
Asia-Pacific                          24,050         16,343          48,786         26,145
                                    --------       --------       ---------      ---------
Combined total                        98,279         70,928         187,396        132,443
Eliminations                         (98,279)       (70,928)       (187,396)      (132,443)
                                    --------       --------       ---------      ---------
Consolidated total                  $     --       $     --       $      --      $      --


INTEREST EXPENSE
Americas                            $    329       $    531       $     703      $     992
Europe                                    15             12              45             24
Asia-Pacific                              15             25              24             25
                                    --------       --------       ---------      ---------
Consolidated total                  $    359       $    568       $     772      $   1,041

DEPRECIATION AND AMORTIZATION
Americas                            $  3,921       $  4,379       $   7,636      $   8,845
Europe                                 4,574          3,067           6,371          5,358
Asia-Pacific                             784            528           2,004          1,043
                                    --------       --------       ---------      ---------
Consolidated total                  $  9,279       $  7,974       $  16,011      $  15,246

OTHER (INCOME) EXPENSE
Americas                            $   (763)      $    270       $    (835)     $     182
Europe                                   129             (1)           (332)           (11)
Asia-Pacific                            (305)          (365)           (343)          (398)
                                    --------       --------       ---------      ---------
Consolidated total                  $   (939)      $    (96)      $  (1,510)     $    (227)

INCOME TAXES
Americas                            $ (2,135)      $    823       $   1,092      $     954
Europe                                (1,515)           674            (704)         1,601
Asia-Pacific                           1,090            621           2,210          1,778
                                    --------       --------       ---------      ---------
Consolidated total                  $ (2,560)      $  2,118       $   2,598      $   4,333

EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS*
Americas                            $ 12,011       $  2,060       $  16,024      $   2,305
Europe                               (16,442)        (1,500)        (16,875)          (526)
Asia-Pacific                           4,880          3,754          10,083          6,821
                                    --------       --------       ---------      ---------
Consolidated total                  $    449       $  4,314       $   9,232      $   8,600

NET INCOME (LOSS) *
Americas                            $ 12,011       $  2,060       $  16,024      $   2,305
Europe                               (16,442)        (1,557)        (16,287)          (430)
Asia-Pacific                           4,880          3,754          10,083          6,821
                                    --------       --------       ---------      ---------
Consolidated total                  $    449       $  4,257       $   9,820      $   8,696

NET SALES *
Electronic                          $ 94,817       $ 75,001       $ 178,743      $ 147,820
Automotive                            31,555         29,935          62,581         60,847
Electrical                            11,569         10,757          22,228         20,783
                                    --------       --------       ---------      ---------
Consolidated total                  $137,941       $115,693       $ 263,552      $ 229,450


IDENTIFIABLE ASSETS*                  July 1,    December 31,
                                       2006         2005
                                    ---------   ------------
Americas                            $ 349,588     $ 280,964
Europe                                165,445       208,192
Asia-Pacific                          138,702        90,233
                                    ---------     ---------
Combined total                        653,735       579,389
Goodwill and intangibles               88,215        69,182
Eliminations                         (287,745)     (244,640)
                                    ---------     ---------
Consolidated total                  $ 454,205     $ 403,931
                                    =========     =========

* Certain prior year amounts have been reclassified to conform to the current year presentation.

3. INVENTORIES

The components of inventories are as follows (in thousands):

                  July 1,   December 31,
                    2006        2005
                  -------   ------------
Raw material      $15,051      $13,010
Work in process    20,646       18,996
Finished goods     30,134       31,417
                  -------      -------
   Total          $65,831      $63,423
                  =======      =======

4. LONG-TERM OBLIGATIONS

Total debt at the end of the second quarter 2006 totaled $26.1 million and consisted of the following: (1) credit revolver borrowings totaling $20.0 million and (2) foreign revolver borrowings totaling $6.1 million.

The Company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $50.0 million revolving credit facility that expires on August 26, 2006. The revolving credit facility is subject to a maximum indebtedness calculation and other financial covenants. At July 1, 2006, the Company had available $30.0 million of borrowing capability under the revolving credit facility at an interest rate of LIBOR plus 0.875% (5.98% as of July 1, 2006). The Company entered into a new credit arrangement on July 21, 2006, which replaced this financing agreement. The new credit arrangement is discussed below. The Company also had $6.0 million in letters of credit outstanding at July 1, 2006

The Company also has an unsecured bank line of credit that provides a Yen 0.9 billion, an equivalent of $7.8 million, revolving credit facility at an interest rate of TIBOR plus 0.875% (1.2% as of July 1, 2006). The revolving line of credit becomes due on August 26, 2006. At July 1, 2006, the Company had an equivalent $3.9 million outstanding on the Yen facility. The Company intends to renew this line of credit upon maturity.

The Company also has an unsecured bank line of credit that provides a Taiwanese Dollar 30.0 million, an equivalent of $0.9 million, revolving credit facility at an interest rate of two-years Time Deposit plus 0.145% (2.3% as of July 1, 2006). The revolving line of credit becomes due on August 11, 2006. At July 1, 2006, the Company had an equivalent $0.6 million outstanding on the Taiwanese Dollar facility. The Company intends to renew this line of credit upon maturity.

The Company also has various other fixed rate loans totaling $1.6 million with maturity dates between March 2008 and January 2011.

On July 21, 2006, the Company entered into a Credit Agreement among the Company, each lender from time to time party thereto, and Bank of America, N.A., as Agent (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility with a commitment for up to $75 million, with a potential increase of up to $125 million upon request of the Company and agreement of the lenders. Borrowings will bear interest at floating rates which may vary depending on the type of loan and the Company's consolidated leverage ratio. The Credit Agreement matures in July 2011. The Credit Agreement replaces the Company's previous $50 million Credit Agreement dated August 26, 2003, which has been terminated.

5. IMPAIRMENT OF LONG-LIVED ASSET

During the second quarter of 2006, the Company wrote down the carrying value of its property located in Witten, Germany, by $2.7 million. This charge was reported as part of selling, general and administrative expenses in the European segment of the Company's financial results. The assets are also reported as part of the European segment. This write down was based upon an offer the Company received and accepted during the second quarter of 2006 for the sale of the property. The property consists of land and several buildings currently used for manufacturing and administrative offices.

6. PER SHARE DATA

Net income per share amounts for the three and six months ended July 1, 2006, and July 2, 2005, are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

                                       Three months ended    Six months ended
                                       ------------------   -----------------
                                        July 1,   July 2,   July 1,   July 2,
                                          2006      2005      2006      2005
                                        -------   -------   -------   -------
Net income                              $   449   $ 4,257   $ 9,820   $ 8,696
                                        =======   =======   =======   =======
Average shares outstanding - Basic       22,328    22,423    22,293    22,453
Net effect of dilutive stock options
   and restricted shares
   - Diluted                                365       190       319       228
                                        -------   -------   -------   -------
Average shares outstanding
   - Diluted                             22,693    22,613    22,612    22,681
                                        =======   =======   =======   =======
Net income per share
   - Basic                              $  0.02   $  0.19   $  0.44   $  0.39
                                        =======   =======   =======   =======
   - Diluted                            $  0.02   $  0.19   $  0.44   $  0.38
                                        =======   =======   =======   =======

Options to purchase 704,929 and 538,600 shares of common stock were outstanding at July 1, 2006, and July 2, 2005 respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. During the first six months of 2006 the Company issued 92,640 shares of common stock resulting from the exercise of stock options.

7. ACQUISITIONS

On May 6, 2004, the Company acquired 82% of the common stock of Heinrich Industrie AG ("Heinrich") for Euro 39.5 million (approximately $47.1 million) in cash and acquisition costs of approximately $1.8 million. Subsequent to May 6, 2004, the Company purchased additional shares of Heinrich stock for approximately $8.7 million, bringing the total ownership to 97.2% as of January 1, 2005. During 2005 the Company acquired the remaining outstanding shares for approximately $3.7 million, bringing the total ownership to 100% as of December 31, 2005.

Purchase accounting liabilities in connection with the Heinrich acquisition were estimated to be $11.5 million and are primarily for redundancy costs to be paid through 2006 related to manufacturing operations and selling, general and administrative functions. The Company began formulating its plan to incur these costs as of the acquisition date. Additions to the Heinrich purchase accounting liability during 2005 relate to redundancy costs recognized after 100% ownership was achieved. As of July 1, 2006, $9.6 million has been paid related to these liabilities.

A summary of the purchase accounting liability activity is as follows:

Purchase accounting liability (in thousands)
Balance, May 6, 2004                           $ 7,281
Payments                                           (85)
                                               -------
Balance, January 1, 2005                         7,196
Additions                                        4,179
Payments                                        (8,685)
                                               -------
Balance, December 31, 2005                       2,690
Payments                                          (136)
                                               -------
Balance, April 1, 2006                           2,554

Payments                                          (658)
                                               -------
Balance, July 1, 2006                          $ 1,896
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

On February 3, 2006, the Company acquired SurgX Corporation ("SurgX") for $2.5 million. All of the assets of SurgX were classified as patents in the Americas segment with an average useful life of seven years. Proforma financial information is not presented due to amounts not being materially different than actual results.

On May 30, 2006, the Company acquired all of the common stock of Concord Semiconductor ("Concord") for $23.8 million in cash and acquisition costs of approximately $0.2 million. The Company funded the acquisition with $14.0 million in cash and $10.0 million of borrowings on an existing revolving line of credit.

Littelfuse has continued to operate Concord's electronics business subsequent to the acquisition. The Concord acquisition expands the Company's product offering and strengthens the Company's position in the circuit protection industry.

The acquisition was accounted for using the purchase method of accounting and the operations of Concord are included in the Company's operations from the date of acquisition. The following table sets forth the purchase price allocation for the acquisition of Concord in accordance with the purchase method of accounting with adjustments to record the acquired assets and liabilities of concord at their estimated fair market or net realizable values.

Purchase price allocation (in thousands)
Current assets                             $ 9,873
Property, plant and equipment                9,101
Patents and licenses                           264
Goodwill                                    13,096
Current liabilities                         (5,884)
Other long-term liabilities                 (2,426)
                                           -------
                                           $24,024
                                           =======

All goodwill and intangible assets are recorded in the Asian segment. Patents and licenses have an average estimated useful life of approximately four years. The fair values are estimates and subject to revision as the Company completes its fair value analysis. Proforma financial information is not presented due to amounts not being materially different than actual results.

On June 26, 2006, the Company acquired Catalina Performance Accessories, Inc. ("Catalina") for $4.5 million. The Company acquired $0.4 million of accounts receivable, $0.5 million of inventory and a $3.6 million customer list. The customer list was reported in the Americas segment with a useful life of ten years. Proforma financial information is not presented due to amounts not being materially different than actual results.

8. RESTRUCTURING CHARGES

During the first quarter of 2006, the Company recorded a $2.1 million charge related to the downsizing of the European segment's Heinrich operations. These charges are primarily for redundancy costs to be paid through 2007. Manufacturing related charges of $0.9 million are recorded as part of cost of sales and non-manufacturing related charges of $1.2 million are recorded as part of selling, general and administrative expenses. Employees affected by this downsizing include technical, production, administrative and support employees. In the second quarter of 2006 additional expense was recognized primarily as part of selling, general and administrative expenses. A summary of activity of this liability is as follows:

Heinrich restructuring (in thousands)
Balance, December 31, 2005              $   --
Additions                                2,080
                                        ------
Balance, April 1, 2006                   2,080
Additions                                  518

Payments                                  (693)
                                        ------
Balance, July 1, 2006                   $1,905
                                        ======

During 2005, the Company announced a downsizing of its European segment's Ireland operation and outsourcing of more of its varistor manufacturing to lower cost Asian subcontractors. A liability of $4.9 million was recorded as part of cost of sales related to redundancy costs for the manufacturing operation associated with this downsizing. This restructuring impacts approximately 35 associates in various production and support related roles. In the second quarter of 2006, an additional $17.1 million, consisting of $20.0 million of accrued severance less a government rebate of $2.9 million recorded as a current asset, was recorded as part of cost of sales related to the closure of the entire facility. This portion of the restructuring impacts approximately 131 employees. Restructuring charges are based upon each associate's current salary and length of service with the Company. A summary of activity of this liability is as follows:

Ireland restructuring (in thousands)
Balance, October 1, 2005               $ 4,900
Payments                                  (897)
                                       -------

Balance, December 31, 2005             $ 4,003
Payments                                  (858)
                                       -------

Balance, April 1, 2006                   3,145
Additions                               20,019
Payments                                (1,609)
                                       -------
Balance, July 1, 2006                  $21,555
                                       =======

9. DISCONTINUED OPERATIONS

In February 2006, the Company sold the Efen product line that consists of production and sales facilities in Uebigau and Eltville, Germany and Kaposvar, Hungary. The Company obtained Efen as part of its acquisition of Heinrich in May 2004. Results of operations for Efen have been reclassified and presented as discontinued operations for 2006 and 2005.

Efen's operating results are summarized as follows (in thousands):

                       For the Three Months Ended     For the Six Months Ended
                      ---------------------------   ---------------------------
                      July 1, 2006   July 2, 2005   July 1, 2006   July 2, 2005
                      ------------   ------------   ------------   ------------
Net sales                  $--          $8,174         $3,789         $16,106
Income before taxes         --             143            773             498
Income taxes                --             200            324             402
                           ---          ------         ------         -------
Net income (loss)          $--          $  (57)        $  449         $    96
                           ---          ------         ------         -------

The Efen product line was sold for Euro 9.5 million (approximately $11.6 million). In connection with the sale a pretax loss of approximately $0.0 million, resulting in an after tax gain of $0.1 million after recognizing a tax benefit on the sale of $0.1 million.

10. PENSIONS

The components of net periodic benefit cost for the three and six months ended July 1, 2006, compared with the three and six months ended July 2, 2005, were (in thousands):

                              Three Months Ended    Six Months Ended   Three Months Ended   Six Months Ended
                              ------------------   -----------------   ------------------   ----------------
                                       U.S. Pension Benefits                       Foreign Plans
                              --------------------------------------   -------------------------------------
                                  2006    2005       2006     2005         2006    2005        2006    2005
                                 -----   -----     -------   -------      -----   -----       -----   -----
Service cost                     $ 798   $ 815     $ 1,596   $ 1,630      $ 361   $ 303       $ 722   $ 606
Interest cost                      950     916       1,900     1,832        495     493         990     986
Expected return on plan
   assets                       (1,037)   (932)     (2,074)   (1,864)      (496)   (420)       (992)   (840)

Amortization of prior
   service cost                      2       3           4         6         (3)     (3)         (6)     (6)
Amortization of transition
   asset                            --      --          --        --        (27)    (28)        (54)    (56)
Amortization of net (gain)
   loss                             14     102          28       204         74      43         148      86
                                 -----   -----     -------   -------      -----   -----       -----   -----
Total cost of the plan             727     904       1,454     1,808        404     388         808     776
Expected plan participants'
   contribution                     --      --          --        --        (89)    (98)       (178)   (196)
                                 -----   -----     -------   -------      -----   -----       -----   -----
Net periodic benefit cost        $ 727   $ 904     $ 1,454   $ 1,808      $ 315   $ 290       $ 630   $ 580
                                 -----   -----     -------   -------      -----   -----       -----   -----

The expected rate of return on pension assets is 8.50% and 8.50% in 2006 and 2005, respectively.

11. COMPREHENSIVE INCOME

Total comprehensive income for the three months ended July 1, 2006, and July 2, 2005, was approximately $1.7 million and $3.2 million, respectively, and for the six months ended July 1, 2006, and July 2, 2005, was approximately $14.0 million and $4.0 million, respectively. The adjustment for comprehensive income consists of deferred gains and losses from foreign currency translation adjustments and losses on available-for-sale securities for the three and six months ended July 1, 2006 and deferred gains and losses from foreign currency translation adjustments and qualified cash flow hedges and unrealized gains and losses on available-for-sale securities for the three and six months ended July 2, 2005. Foreign currency translation adjustment accounts for $4.8 million and $(4.1) million of the difference between other comprehensive income and net income through July 1, 2006 and July 2, 2005, respectively.

12. INCOME TAXES

Income taxes for the three and six months ended July 1, 2006 include a $2.8 million benefit related to the recognition of certain previous years net operating losses from the Teccor acquisition.


13. STOCK-BASED COMPENSATION

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

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Income:

                                       (In thousands, except per share amounts)

                                        Three months ended    Six months ended
                                           July 1, 2006         July 1, 2006
                                        ------------------    ----------------
Pre-tax stock-based compensation             $ 1,251              $ 2,704
Income tax                                      (475)              (1,027)
                                             -------              -------
Stock-based compensation expense, net        $   776              $ 1,677

Basic earnings per share impact              $  0.03              $  0.08

Diluted earnings per share impact            $  0.03              $  0.07



Results for fiscal 2005 have not been restated to reflect the adoption of SFAS 123(R). The following table discloses the Company's pro forma net income and diluted net income per share for the three and six months ended July 2,

2005, had the valuation methods under SFAS 123(R) been used for the Company's stock option grants. The table also discloses the weighted average assumptions used in estimating the fair value using the Black-Scholes option pricing model.

                    (in thousands, except per share amounts)

                                                   Three months ended    Six months ended
                                                      July 2, 2005         July 2, 2005
                                                   ------------------    ----------------
Net income as reported                                  $   4,257             $   8,696
Stock option compensation expense under fair
value method, net of tax                                     (731)               (1,471)
                                                        ---------             ---------
Pro forma net income                                    $   3,526             $   7,225
Basic net income per share
As reported                                             $    0.19             $    0.39
Pro forma                                               $    0.16             $    0.32
Diluted net income per share
As reported                                             $    0.19             $    0.38
Pro forma                                               $    0.16             $    0.32

Assumptions:
  Expected dividend yield                                       0%                    0%
  Expected stock price volatility                            39.7%                 39.7%
  Risk-free interest rate                                    3.97%                 3.97%
  Expected life of option (years)                              7                     7


During the six-month period ended July 1, 2006, options on 192,000 shares with a strike price equal to the market price on the date of the grant, were awarded to employees and directors. These options expire seven years after the grant date, and vest ratably over four and five years for employees and directors, respectively. The Company used the Black-Scholes option valuation model to determine the fair value of awards granted during the six month period ended July 1, 2006. The weighted average fair value of and related assumptions for options granted were as follows:

                                                   Three months ended    Six months ended
                                                      July 1, 2006         July 1, 2006
                                                   ------------------    ----------------
Weighted average fair value of options granted
     at fair value of underlying stock                    $14.06             $14.06
Assumptions:
     Expected dividend yield                                   0%                 0%
     Expected stock price volatility                        39.0%              39.0%
     Risk-free interest rate                                4.96%              4.96%
     Expected life of option (years)                         4.8                4.8


Forfeitures are estimated at a rate that would yield 10% over the life of the awards.

The Company has stock option plans authorizing the granting of both incentive and nonqualified options and other stock rights of common stock to employees and directors. The stock options issued prior to 2002 vest over a five-year period and are exercisable over a 10 year period commencing from the date of vesting. The Company changed its policy in 2002 whereby the stock options vest over a five-year period and are exercisable over a 10 year period commencing from the date of the grant. This change was not made to stock options already granted. The Company also has a performance share agreement in which a target amount of performance share awards are granted based on the Company attaining certain financial performance goals relating to return on net tangible assets and earnings before interest, taxes, depreciation and amortization. These shares vest over a three-year period commencing from the date of issuance. A reconciliation of outstanding stock options and performance shares for the period ending July 1, 2006, are shown below:


                   RECONCILIATION OF STOCK OPTIONS OUTSTANDING


                                                                                          Aggregate
                                                     Weighted        Weighted Average     Intrinsic
                                  Shares Under       Average            Remaining           Value
                                     Option       Exercise Price     Contractual Life   ($ Thousands)
                                  ------------    --------------     ----------------   -------------
Outstanding December 31, 2005      1,820,010        $27.82               7.7                4,470
Granted                              192,000         34.27                --                   --
Forfeited                             (5,650)        33.19                --                   --
Exercised                            (92,640)        21.62                --                  930
Outstanding July 1, 2006           1,913,720         28.75               7.9               12,274
Exercisable July 1, 2006           1,075,570         27.16               7.9                8,510


                RECONCILIATION OF PERFORMANCE SHARES OUTSTANDING


                                                              Weighted                              Aggregate
                                                           Average Grant-       Projected           Intrinsic
                                   Stock    Performance      Date Fair      Performance Share         Value
                                   Price       Shares          Value           Award Ratio        ($ Thousands)
                                  -------   -----------    --------------   -----------------     ------------
Outstanding December 31, 2005     $27.25      45,500           $27.95          42.2%                    523
Granted                               --      26,000            34.33           100%                     --
Forfeited                             --          --               --            --                      --
Vested                                --          --               --            --                      --
Outstanding July 1, 2006           34.38      71,500            30.27          63.2%                  1,554

At July 1, 2006, the unrecognized compensation cost for options and performance shares was $13.8 million before tax, and will be recognized over a weighted average period of 3.5 years.

14. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 ("FIN48"), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will implement this interpretation in the fiscal year starting December 31, 2006. We cannot reasonably estimate the impact of this interpretation at this time.

15. SUBSEQUENT EVENTS

On July 21, 2006, the Company entered into a Credit Agreement among the Company, each lender from time to time party thereto, and Bank of America, N.A., as Agent (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility with a commitment for up to $75 million, with a potential increase of up to $125 million upon request of the Company and agreement of the lenders. Borrowings will bear interest at floating rates which may vary depending on the type of loan and the Company's consolidated leverage ratio. The Credit Agreement matures in July 2011. The Credit Agreement replaces the Company's previous $50 million Credit Agreement dated August 26, 2003, which has been terminated.

On August 1, 2006 the Company acquired the gas discharge tube (GDT) assets of SRC Devices, Inc. ("SRC"), for $6 million in cash, subject to post-closing purchase price adjustments. The Company plans to move production of the GDT product line from the SRC manufacturing facility in Mexico to its existing operation in Suzhou, China.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       Net Sales by Geography and Market*
                                  (in millions)

                     SECOND QUARTER                YEAR-TO-DATE
               --------------------------   --------------------------
                2006     2005    % CHANGE    2006     2005    % CHANGE
               ------   ------   --------   ------   ------   --------
GEOGRAPHY
AMERICAS       $ 57.9   $ 49.4      17%     $112.5   $ 99.6      13%
EUROPE           29.0     24.3      19%       56.8     51.4      11%
ASIA-PACIFIC     51.0     42.0      21%       94.3     78.4      20%
               ------   ------     ---      ------   ------     ---
   TOTAL       $137.9   $115.7      19%     $263.6   $229.4      15%
               ======   ======     ===      ======   ======     ===

                     SECOND QUARTER                YEAR-TO-DATE
               --------------------------   --------------------------
                2006     2005    % CHANGE    2006     2005    % CHANGE
               ------   ------   --------   ------   ------   --------
MARKET
ELECTRONICS    $ 94.8   $ 75.0      27%     $178.8   $147.8      21%
AUTOMOTIVE       31.6     29.8       6%       62.6     60.7       3%
ELECTRICAL       11.5     10.9       6%       22.2     20.9       6%
               ------   ------     ---      ------   ------     ---
   TOTAL       $137.9   $115.7      19%     $263.6   $229.4      15%
               ======   ======     ===      ======   ======     ===

* Certain prior year amounts have been reclassified to conform to the current year presentation. Sales by geography represent sales to customer or distributor locations.

Results of Operations

Second Quarter, 2006

Sales increased $22.3 million or 19% to $137.9 million in the second quarter of 2006, compared to $115.7 million in the second quarter of 2005 due improved sales across all geographic segments. The Concord Semiconductor acquisition added $1.6 million of sales to the second quarter of 2006.

On a geographic basis, sales in the Americas increased $8.6 million or 17% in the second quarter of 2006, compared to the second quarter of last year. The electronics business was the largest contributor to the sales increase reflecting strong demand from North American distributors driven by improvement in the markets for telecommunications and general electronics. The electrical business also contributed to growth in the Americas due to continued improvement in industrial manufacturing and realization of price increases. Automotive sales in the Americas declined primarily due to the weak domestic automotive market and continued price erosion. Europe sales increased $4.7 million or 19% in the second quarter of 2006 compared to the second quarter of 2005. The increase in European sales was primarily due to increased sales to electronics distributors and to a lesser extent improvement in automotive sales. Asia-Pacific sales increased $9.0 million or 21% compared to the prior year second quarter. The increase in Asia-Pacific sales was mainly due to strong demand for digital consumer and telecommunications products throughout the region. Increases in automotive sales also contributed to the Asia-Pacific growth reflecting share gain in the growing Asian markets outside of Japan. Exchange rates had no effect on sales in the second quarter of 2006 compared to the prior year.

Gross profit was $31.3 million or 22.7% of sales for the second quarter of 2006, compared to $35.1 million or 30.4% of sales in the same quarter last year. The second quarter 2006 gross margin declined compared to the prior year due to $17.1 million of restructuring charges related to the closure of the Ireland facility and higher commodity prices partially offset by improved operating leverage from higher sales and manufacturing cost reductions.

Total operating expense was $34.0 million or 24.6% of sales for the second quarter of 2006 compared to $28.2 million or 24.4% of sales for the same quarter in the prior year. The increase in operating expense reflects additional research and development spending to support the Company's solution selling strategy, stock-based compensation expense of $1.3 million, higher bonus expense and $2.8 million for the write down of Heinrich real estate in Germany.

Operating income (loss) was ($2.7) million or (2.0%) of sales for the second quarter of 2006 compared to $6.9 million or 6.0% of sales for the same quarter of last year. The decline in operating income compared to the prior year was due to Ireland restructuring charges, the Heinrich real estate write-down, higher commodity prices and the inclusion of stock-based compensation expense partially offset by improvements due to increased sales, improved operating leverage and cost reductions.

Interest expense was $0.4 million in the second quarter of 2006 compared to $0.6 million in the second quarter of the prior year reflecting a lower average debt balance in 2006 compared to the prior year quarter. Other income was $0.9 million for the second quarter of 2006 compared to other income of $0.1 million in the second quarter of last year due to higher interest income and favorable changes in exchange rates.

Earnings (loss) from continuing operations before minority interest and income taxes was ($2.1) million for the second quarter 2006 compared to $6.4 million for the second quarter of 2005. Income taxes were a benefit of $2.6 million for the second quarter of 2006 compared to $2.1 million of expense in the second quarter of last year. Income taxes in the current year quarter include a $2.8 million benefit related to the recognition of certain previous years net operating losses from the Teccor acquisition partially offset by $0.9 million of charges.

Net income for the second quarter of 2006 was $0.4 million or $0.02 per diluted share compared to $4.3 million or $0.19 per diluted share for the same quarter of last year due to the factors discussed above.

Six Months, 2006

Sales for the first six months of 2006 increased 15% to $263.6 million from $229.4 million for the first six months of last year. On a geographic basis, sales in the Americas increased $12.9 million or 13% in the first six months of 2006 compared to the prior year due primarily to increased North American distributor sales reflecting improvement in the markets for telecommunications and general electronics. Europe sales increased $5.4 million or 11% in the first six months of 2006 compared to the prior year largely due to increased electronics demand and to a lesser extent increased automotive sales. Asia-Pacific sales increased $15.9 million or 20% for the first six months of 2006 compared to the same period in the prior year primarily due to increased electronics sales throughout the region driven largely by improvements in the markets for digital consumer and telecommunications products. Increases in automotive sales also contributed to the Asia-Pacific growth reflecting share gain in the growing Asian markets outside of Japan. Changes in exchanges rates had the effect of decreasing sales by $3.0 million for the first six months of 2006 compared to the prior year.

Gross profit was $76.1 million or 28.9% of sales for the first six months of 2006 compared to $72.3 million or 31.5% of sales for the first six months of last year. The 2006 gross margin percentage declined compared to the prior year due to Ireland restructuring charges and higher commodity prices partially offset by improved operating leverage from higher sales and manufacturing cost reductions.

Total operating expense was $65.0 million or 24.7% of sales for the first six months of 2006 compared to $58.6 million or 25.5% of sales last year. The increase in operating expense reflects additional research and development spending of $0.9 million to support the Company's solution selling strategy, stock-based compensation expense of $2.7 million, higher bonus expense and a $2.8 million write-down in 2006 of Heinrich real estate in Germany.

Operating income for the first six months of 2006 was $11.1 million or 4.2% of sales compared to $13.7 million or 6.0% of sales for the prior year. The decline in operating income compared to the prior year was due to Ireland restructuring charges, the Heinrich real estate write-down, higher commodity prices and the inclusion of stock-based compensation expense partially offset by improvements due to increased sales, improved operating leverage and cost reductions.

Interest expense was $0.8 million for the first six months of 2006 compared to $1.0 million last year due to lower average debt levels. Other income was $1.5 million for the first six months of 2006 compared to $0.2 million for the same period last year due primarily to increases in interest income and favorable exchange rates.

Earnings (loss) from continuing operations before minority interest and income taxes was $11.8 million for the first six months of 2006 compared to $12.9 million the first six months of last year. Income taxes were $2.6 million for the first six months of 2006 compared to $4.3 million for the first six months of last year. Income taxes for the first six months of 2006 include a $2.8 million benefit related to the recognition of certain previous years net operating losses from the Teccor acquisition partially offset by $0.9 million of charges.

Net income for the first six months of 2006 was $9.8 million compared to $8.7 million for the same period last year. Earnings per share for the first six months of 2006 was $0.44 per diluted share compared to $0.38 per diluted share last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

The EFEN business, which is presented as a discontinued operation, did not contribute significantly to cash from operations for the first or second quarters of 2006 or 2005.

Littelfuse started the 2006 year with $21.9 million of cash and cash equivalents. Net cash provided by operations was $39.7 million for the first six months. Net cash provided by operations includes net income of $9.8 million, stock based compensation of $2.7 million, depreciation of $14.9 million and amortization of $1.1 million in addition to various working capital and other items. Accounts receivable increased $10.6 million due primarily to the increase in sales during the current year quarter. Inventory, excluding inventory increases as a result of 2006 acquisitions, decreased $0.5 million due to higher sales and leveraged inventory controls resulting from warehouse consolidations. Accounts payable, accrued expenses, prepaid expenses and other items contributed $21.3 million to cash flow, primarily due to the recognition of restructuring liabilities, partially offset by the payment of management bonuses and restructuring charges that were previously accrued. Net cash used in investing activities included $9.4 million in net purchases of property, plant and equipment, $24.0 million for the purchase of Concord, $4.5 million for the purchase of Catalina, and $3.0 million of acquisition activity primarily for the purchase of SurgX, partially offset by $11.6 million received from the sale of Efen. In addition, net cash provided by financing activities included net payments of debt of $2.4 million offset by stock option exercises of $3.4 million. The effects of exchange rate changes increased cash by $1.5 million. The net cash provided by operations and financing activities less investing activities plus the effects of exchange rate changes resulted in a $12.8 million net increase in cash. This left the Company with a cash balance of $34.8 million at July 1, 2006.

The ratio of current assets to current liabilities was 1.7 to 1 at the end of the second quarter of 2006 compared to 1.9 to 1 at the end of the second quarter of 2005. The days sales in receivables was approximately 64 days at the end of the second quarter of 2006, compared to 63 days at the end of fiscal 2005 and 60 days at the end of the second quarter of 2005. The increase in days sales in receivables from the second quarter of the prior year was due primarily to changes in payment terms for certain customers and the unfavorable effects of the Delphi bankruptcy. The days inventory outstanding was approximately 56 days at the end of the second quarter of 2006 compared to 75 days at the end of 2005 and 77 days at end of the second quarter of 2005.

The Company's capital expenditures, net of cash from asset sales, were $4.8 million for the second quarter of 2006 compared to $8.3 million for the second quarter of 2005. Most of the spending in 2006 relates to manufacturing process improvements, new product introductions and capacity expansion.

Total debt at the end of the second quarter 2006 totaled $26.1 million and consisted of the following: (1) credit revolver borrowings totaling $20.0 million and (2) foreign revolver borrowings totaling $6.1 million.

The Company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $50.0 million revolving credit facility that expires on August 26, 2006. The revolving credit facility is subject to a maximum indebtedness calculation and other financial covenants. At July 1, 2006, the Company had available $30.0 million of borrowing capability under the revolving credit facility at an interest rate of LIBOR plus 0.875% (5.98% as of July 1, 2006). The Company entered into a new credit arrangement on July 21, 2006, which replaced this financing agreement. The new credit arrangement is discussed below. The Company also had $6.0 million in letters of credit outstanding at July 1, 2006.

The Company also has an unsecured bank line of credit that provides a Yen 0.9 billion, an equivalent of $7.8 million, revolving credit facility at an interest rate of TIBOR plus 0.875% (1.2% as of July 1, 2006). The revolving line of credit becomes due on August 26, 2006. At July 1, 2006, the Company had an equivalent $3.9 million outstanding on the Yen facility. The Company intends to renew this line of credit upon maturity.

The Company also has an unsecured bank line of credit that provides a Taiwanese Dollar 30.0 million, an equivalent of $0.9 million, revolving credit facility at an interest rate of two-years Time Deposit plus 0.145% (2.3% as of July 1, 2006). The revolving line of credit becomes due on August 11, 2006. At July 1, 2006, the Company had an equivalent $0.6 million outstanding on the Taiwanese Dollar facility. The Company renewed this line of credit upon maturity.

The Company also has various other fixed rate loans totaling $1.6 million with maturity dates between March 2008 and January 2011.

On July 21, 2006, the Company entered into a Credit Agreement among the Company, each lender from time to time party thereto, and Bank of America, N.A., as Agent (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility with a commitment for up to $75 million, with a potential increase of up to $125 million upon request of the Company and agreement of the lenders. Borrowings will bear interest at floating rates which may vary depending on the type of loan and the Company's consolidated leverage ratio. The Credit Agreement matures in July 2011. The Credit Agreement replaces the Company's previous $50 million Credit Agreement dated August 26, 2003, which has been terminated.

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

The Company had $24.5 million of debt outstanding at July 1, 2006 in the form of lines of credit with variable rates of interest. Approximately $1.6 million of the Company's debt is at fixed rates.

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

Outlook

Delphi Corporation, a significant customer of the Company, filed bankruptcy on October 8, 2005. Delphi accounts receivable affected by the bankruptcy were approximately $3.0 million. The Company recorded a $1.0 million reserve against this balance in third quarter of 2005. During the second quarter of 2006, the Company sold this accounts receivable to an external party for approximately $2.0 million.

Item 4. Controls and Procedures

As of July 1, 2006, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Report. There were no significant changes in the Company's internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the Company's internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the Company's Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

     (c) The table below provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the second quarter of fiscal 2006:

                      ISSUER PURCHASES OF EQUITY SECURITIES

             Total Number     Average        Total Number of Shares          Maximum Number of Shares
               of Shares    Price Paid   Purchased as Part of Publicly   that May Yet Be Purchased Under
Period         Purchased     per Share    Announced Plans or Programs        the Plans or Programs
------       ------------   ----------   -----------------------------   -------------------------------
April 2006         --           --                     --                             643,500
May 2006           --           --                     --                           1,000,000
June 2006          --           --                     --                           1,000,000
                  ---          ---                    ---                           ---------
Total              --           --                     --                           1,000,000
                  ===          ===                    ===                           =========

The Company's Board of Directors authorized the repurchase of up to 1,000,000 shares under a program for the period May 1, 2006 to April 30, 2007.

Item 4: Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of stockholders of Littelfuse, Inc. was held on May 5, 2006.

     (b)  John P. Driscoll, Anthony Grillo, Gordon Hunter, Bruce A. Karsh, John
          E. Major and Ronald L. Schubel were reelected as directors at the meeting.

     (c) The following votes were taken in connection with the election of directors at the meeting:

     Director        Votes For   Votes Withheld   Abstentions   Broker Non-Votes
     --------        ---------   --------------   -----------   ----------------
John P. Driscoll    20,859,647        682,078          --              --
Anthony Grillo      19,141,530      2,400,195          --              --
Gordon Hunter       20,227,329      1,314,396          --              --
Bruce A. Karsh      19,640,991      1,900,734          --              --
John E. Major       19,046,255      2,495,470          --              --
Ronald L. Schubel   20,352,195      1,189,530          --              --

     The proposal to ratify the Board of Director's appointment of Ernst &Young LLP as the Company's independent registered public accounting firm for the fiscal year of the Company ending December 30, 2006 was approved. The following votes were taken in connection with this proposal:

        Proposal            Votes For   Votes Against   Votes Withheld   Abstentions   Broker Non-Votes
        --------           ----------   -------------   --------------   -----------   ----------------
Ratification of the        21,430,195       99,761            --              --              --
Board of Director's
appointment of Ernst &
Young LLP as independent
registered public
accounting firm for
fiscal 2006

     The proposal to approve the establishment of the Littelfuse, Inc. Equity Incentive Compensation Plan, effective as of March 1, 2006, which would supersede and replace the Stock Plan for Employees and Directors of Littelfuse, Inc., adopted effective December 16, 1991, and the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc., adopted effective February 12, 1993 (the "Prior Plans"), except that the Prior Plans shall remain in effect with respect to awards granted under such Prior Plans until such awards have been exercised, forfeited, canceled, expired or otherwise terminated in accordance with the terms of such awards, was approved. The following votes were taken in connection with this proposal:

    Proposal         Votes For   Votes Against   Votes Withheld   Abstentions   Broker Non-Votes
    --------        ----------   -------------   --------------   -----------   ----------------
Equity Incentive
Compensation Plan   17,585,091     2,996,761           --              --              --

     The proposal to approve the establishment of the Littelfuse, Inc. Outside Directors' Stock Option Plan, effective as of March 1, 2006, which would supersede and replace the Stock Plan for New Directors of Littelfuse, Inc., and, to the extent such plans provided for grants to outside directors, the Prior Plans, except that the Prior Plans shall remain in effect with respect to awards granted under such Prior Plans until such awards have been exercised, forfeited, canceled, expired or otherwise terminated in accordance with the terms of such awards, was approved. The following votes were taken in connection with this proposal:

    Proposal          Votes For   Votes Against   Votes Withheld   Abstentions   Broker Non-Votes
    --------         ----------   -------------   --------------   -----------   ----------------
Outside Directors'
Stock Option Plan    18,196,399     2,384,964           --              --              --

     (d)  Not applicable

Item 6: Exhibits

Exhibit   Description
-------   -----------
 3(II)    By Laws of Littelfuse, Inc., as amended to date (incorporated herein by reference to Exhibit 3(II) to the Company's Current Report on Form
          8-K/A dated May 5, 2006)

  10.1 G. Hunter Employment Agreement (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 1, 2006)

  10.2 Littelfuse, Inc. Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders to be held on May 5, 2006)

  10.3 Littelfuse, Inc. Outside Directors' Stock Option Plan (incorporated herein by reference to Exhibit B to the Company's Proxy Statement for Annual Meeting of Stockholders to be held on May 5, 2006)

  10.4    Form of Non-Qualified Stock Option Agreement under the Littelfuse,
          Inc. Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated May 5, 2006)

  10.5    Form of Performance Share Agreement under the Littelfuse, Inc. Equity
          Incentive Compensation Plan (incorporated herein by reference to
          Exhibit 99.5 to the Company's Current Report on Form 8-K dated May 5,
          2006)

  10.6    Form of Non-Qualified Stock Option Agreement under the Littelfuse,
          Inc. Outside Directors' Stock Option Plan (incorporated herein by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K dated May 5, 2006)

  31.1    Certification of Gordon Hunter, pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002

  31.2    Certification of Philip G. Franklin, pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002

  32.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended July 1, 2006, to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LITTELFUSE, INC.


Date: August 10, 2006                   By /s/ Philip G. Franklin
                                           -------------------------------------
                                           Philip G. Franklin
                                           Vice President, Operations Support
                                           and Chief Financial Officer
                                           (As duly authorized officer and as
                                           the principal financial and
                                           accounting officer)