Form 10-Q
period 2006-09-30
LITTELFUSE INC /DE
filed 2006-11-09
CIK 889331

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

     As of September 30, 2006, 22,389,992 shares of common stock, $.01 par value, of the Registrant were outstanding.

                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2006
          and December 31, 2005 (unaudited)......................................     1

          Condensed Consolidated Statements of Income for the periods
          ended September 30, 2006 and October 1, 2005 (unaudited)...............     2

          Condensed Consolidated Statements of Cash Flows for the
          periods ended September 30, 2006 and October 1, 2005 (unaudited).......     3

          Notes to the Condensed Consolidated Financial Statements (unaudited)...     4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..............................................    14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.............    18

Item 4.   Controls and Procedures................................................    18

PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds............    19

Item 6.   Exhibits...............................................................    20

                                LITTELFUSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)

                                                SEPTEMBER 30, 2006   December 31, 2005
                                                ------------------   -----------------
ASSETS:
Cash and cash equivalents....................        $ 42,889             $ 21,947
Receivables..................................          99,929               80,303
Inventories..................................          66,187               63,423
Deferred income taxes........................          12,960               11,927
Assets held for sale (EFEN)..................              --               17,633
Other current assets.........................          11,523                7,936
                                                     --------             --------
Total current assets                                  233,488              203,169

Property, plant, and equipment, net..........         128,864              125,493
Intangible assets, net.......................          32,042               14,742
Goodwill.....................................          63,051               54,440
Investments..................................           5,422                5,590
Long-term deferred tax asset.................          11,360                   --
Other assets.................................             860                  497
                                                     --------             --------
   Total assets                                      $475,087             $403,931
                                                     ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable.............................        $ 26,672             $ 20,457
Accrued payroll..............................          22,960               20,128
Accrued expenses.............................           9,056                8,141
Accrued severance............................          28,854                7,866
Accrued income tax...........................          23,498                9,920
Liabilities held for sale (EFEN).............              --                6,722
Current portion of long-term debt............          25,927               26,682
                                                     --------             --------
Total current liabilities                             136,967               99,916

Long-term debt...............................           1,863                   --
Deferred income taxes........................              --                1,879
Accrued post-retirement benefits.............          21,082               19,268
Other long-term liabilities..................           5,368                5,658
Minority interest............................             143                  144
Shareholders' equity.........................         309,664              277,066
                                                     --------             --------
Total liabilities and shareholders' equity           $475,087             $403,931
                                                     ========             ========
Common shares issued and outstanding
   of 22,389,992 and 22,229,288,
   at September 30, 2006, and December 31,
   2005, respectively

                                LITTELFUSE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data, unaudited)

                                                                 For the Three Months Ended   For the Nine Months Ended
                                                                 --------------------------   -------------------------
                                                                     SEPT 30,    Oct 1,           SEPT 30,    Oct 1,
                                                                       2006       2005              2006       2005
                                                                     --------   --------          --------   --------
Net sales.....................................................       $143,471   $122,266          $407,023   $351,716
Cost of sales.................................................         96,386     87,957           283,849    245,069
                                                                     --------   --------          -------    --------
Gross profit..................................................         47,085     34,309           123,174    106,647
Selling, general and administrative expenses..................         29,174     25,513            83,595     74,512
Research and development expenses.............................          4,634      4,257            14,099     12,782
Amortization of intangibles...................................            909        436             2,020      1,501
                                                                     --------   --------          -------    --------
Total operating expense.......................................         34,717     30,206            99,714     88,795
Operating income..............................................         12,368      4,103            23,460     17,852
Interest expense..............................................            480        587             1,252      1,628
Other income..................................................           (117)    (2,988)           (1,627)    (3,215)
                                                                     --------   --------          -------    --------
Earnings from continuing operations before minority
   interest and income taxes .................................         12,005      6,504            23,835     19,439
Minority interest.............................................             --        (40)               --        (38)
Income taxes..................................................          2,645      3,423             5,243      7,756
                                                                     --------   --------          --------   --------
Earnings from continuing operations...........................          9,360      3,121            18,592     11,721
Discontinued operations (net of tax)..........................             --        650               588        746
                                                                     --------   --------          -------    --------
Net income....................................................       $  9,360   $  3,771          $ 19,180   $ 12,467
                                                                     ========   ========          ========   ========
Net income per share:
Basic:
   Continuing operations......................................       $   0.42   $   0.14          $   0.83   $   0.52
                                                                     ========   ========          ========   ========
   Discontinued operations....................................       $     --   $   0.03          $   0.03   $   0.04
                                                                     ========   ========          ========   ========
   Net income.................................................       $   0.42   $   0.17          $   0.86   $   0.56
                                                                     ========   ========          ========   ========
Diluted:
   Continuing operations......................................       $   0.42   $   0.14          $   0.82   $   0.52
                                                                     ========   ========          ========   ========
   Discontinued operations....................................       $     --   $   0.03          $   0.03   $   0.03
                                                                     ========   ========          ========   ========
   Net income.................................................       $   0.42   $   0.17          $   0.85   $   0.55
                                                                     ========   ========          ========   ========
Weighted average shares and equivalent shares outstanding:
   Basic......................................................         22,347     22,441            22,308     22,449
                                                                     ========   ========          ========   ========
   Diluted....................................................         22,504     22,626            22,440     22,671
                                                                     ========   ========          ========   ========

                                LITTELFUSE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                        For the Three Months Ended   For the Nine Months Ended
                                                                        --------------------------   -------------------------
                                                                            SEPT 30,    Oct 1,           SEPT 30,    Oct 1,
                                                                              2006       2005              2006       2005
                                                                            --------   --------          --------   --------
Operating activities:
Net income...........................................................       $  9,360   $  3,771          $ 19,180   $ 12,467
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation......................................................          8,299      7,547            23,199     21,699
   Amortization......................................................            909        496             2,020      1,590
   Stock-based compensation..........................................          1,199         --             3,903         --
Changes in operating assets and liabilities:
   Accounts receivable...............................................         (3,292)    (2,618)          (13,914)    (9,053)
   Inventories.......................................................           (104)     1,894               392      6,845
   Accounts payable and accrued expenses.............................           (805)     3,236            18,686     (5,998)
   Prepaid expenses and other........................................             98        796               900       (218)
                                                                            --------   --------          --------   --------
Net cash provided by operating activities............................         15,664     15,122            54,366     27,332

Cash used in investing activities:
   Purchases of property, plant, and equipment.......................         (4,716)    (4,979)          (14,116)   (21,943)
   Acquisitions of businesses........................................         (6,116)      (398)          (37,642)    (1,417)
   Sale of EFEN......................................................             --         --            11,574         --
                                                                            --------   --------          --------   --------
Net cash used in investing activities................................        (10,832)    (5,377)          (40,184)   (23,360)

Cash provided by (used in) financing activities:
   Proceeds from long-term debt......................................         12,415     19,729            35,273     46,680
   Payments of long-term debt........................................        (10,637)   (23,901)          (35,935)   (40,114)
   Proceeds from repayment of notes receivable, common stock.........             --         --                 7      3,533
   Proceeds from exercise of stock options...........................          1,607      3,075             5,984      3,750
   Excess tax benefit on share-based compensation....................            408         --               408         --
   Purchase of treasury stock........................................           (652)    (6,761)             (652)    (9,960)
                                                                            --------   --------          --------   --------
Net cash provided by (used in) financing activities..................          3,141     (7,858)            5,085      3,889
Effect of exchange rate changes on cash..............................            136       (201)            1,675     (2,111)
                                                                            --------   --------          --------   --------
Increase in cash and cash equivalents................................          8,109      1,686            20,942      5,750
Cash and cash equivalents at beginning of period.....................         34,780     32,647            21,947     28,583
                                                                            --------   --------          --------    -------
Cash and cash equivalents at end of period...........................       $ 42,889   $ 34,333          $ 42,889   $ 34,333
                                                                            ========   ========          ========   ========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2006

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, Ireland severance, the Witten building and other asset write-downs, accrued employee-related costs pursuant to contractual obligations and the Teccor net operating loss tax benefit, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 30, 2006. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Export sales to Hong Kong were 18.5% and 15.5% of consolidated sales for the three and nine months ended September 30, 2006, respectively. No other foreign country sales exceeded 10% for the three and nine months ended September 30, 2006. Export sales to Hong Kong were 7.6% and 14.0% of consolidated sales for the three and nine months ended October 1, 2005, respectively. No other foreign country sales exceeded 10% for the three and nine months ended October 1, 2005. Sales to Arrow Pemco Group were 8.9% and 10.7% of consolidated sales for the three and nine months ended September 30, 2006, respectively. Sales to no other single customer amounted to 10% or more of the Company's total revenues for the three and nine months ended September 30, 2006. Sales to no single customer amounted to 10.0% or more for the three and nine months ended October 1, 2005.

Information concerning the operations in these geographic segments for the three and nine months ended September 30, 2006, and October 1, 2005, is as follows (in thousands):

                                   Three Months   Three Months    Nine Months    Nine months
                                      Ended           Ended          Ended          Ended
                                  Sept 30, 2006    Oct 1, 2005   Sept 30, 2006   Oct 1, 2005
                                  -------------   ------------   -------------   -----------
NET SALES
Americas                            $  54,574       $  51,305      $ 166,404      $ 150,890
Europe                                 27,777          24,728         85,254         75,018
Asia-Pacific                           61,120          46,233        155,365        125,808
                                    ---------       ---------      ---------      ---------
Consolidated total                  $ 143,471       $ 122,266      $ 407,023      $ 351,716

INTERSEGMENT SALES
Americas                            $  55,263       $  39,600      $ 151,817      $ 120,372
Europe                                 18,414          18,334         60,470         43,860
Asia-Pacific                           32,145          22,550         80,931         48,695
                                    ---------       ---------      ---------      ---------
Combined total                        105,822          80,484        293,218        212,927
Eliminations                         (105,822)        (80,484)      (293,218)      (212,927)
                                    ---------       ---------      ---------      ---------
Consolidated total                  $      --       $      --      $      --      $      --

INTEREST EXPENSE
Americas                            $     456       $     564      $   1,159      $   1,556
Europe                                     (1)             11             44             35
Asia-Pacific                               25              12             49             37
                                    ---------       ---------      ---------      ---------
Consolidated total                  $     480       $     587      $   1,252      $   1,628

DEPRECIATION AND AMORTIZATION
Americas                            $   3,908       $   4,512      $  11,544      $  13,357
Europe                                  3,285           2,878          9,656          8,236
Asia-Pacific                            2,015             653          4,019          1,696
                                    ---------       ---------      ---------      ---------
Consolidated total                  $   9,208       $   8,043      $  25,219      $  23,289

OTHER (INCOME) EXPENSE
Americas                            $    (144)      $  (3,106)     $    (979)     $  (2,924)
Europe                                    339             358              7            347
Asia-Pacific                             (312)           (240)          (655)          (638)
                                    ---------       ---------      ---------      ---------
Consolidated total                  $    (117)      $  (2,988)     $  (1,627)     $  (3,215)

INCOME TAXES (BENEFIT)
Americas                            $   2,816       $   2,509      $   3,908      $   3,463
Europe                                 (1,247)           (752)        (1,951)           849
Asia-Pacific                            1,076           1,666          3,286          3,444
                                    ---------       ---------      ---------      ---------
Consolidated total                  $   2,645       $   3,423      $   5,243      $   7,756

EARNINGS (LOSS) FROM CONTINUING
OPERATIONS*
Americas                            $   4,768       $   2,655      $  20,792      $   4,960
Europe                                 (3,024)         (6,060)       (19,899)        (6,586)
Asia-Pacific                            7,616           6,526         17,699         13,347
                                    ---------       ---------      ---------      ---------
Consolidated total                  $   9,360       $   3,121      $  18,592      $  11,721

NET INCOME (LOSS) *
Americas                            $   4,768       $   2,655      $  20,792      $   4,960
Europe                                 (3,024)         (5,410)       (19,311)        (5,840)
Asia-Pacific                            7,616           6,526         17,699         13,347
                                    ---------       ---------      ---------      ---------
Consolidated total                  $   9,360       $   3,771      $  19,180      $  12,467

NET SALES *
Electronic                          $ 101,118       $  80,768      $ 279,861      $ 228,588
Automotive                             30,225          29,950         92,806         90,797
Electrical                             12,128          11,548         34,356         32,331
                                    ---------       ---------      ---------      ---------
Consolidated total                  $ 143,471       $ 122,266      $ 407,023      $ 351,716

IDENTIFIABLE ASSETS *

                           September 30, 2006   December 31, 2005
                           ------------------   -----------------
Americas                        $ 352,254           $ 280,964
Europe                            161,073             208,192
Asia-Pacific                      146,859              90,233
                                ---------           ---------
Combined total                    660,186             579,389
Goodwill and intangibles           95,093              69,182
Eliminations                     (280,192)           (244,640)
                                ---------           ---------
Consolidated total              $ 475,087           $ 403,931
                                =========           =========

* Certain prior year amounts have been reclassified to conform to the current year presentation.

3. INVENTORIES

The components of inventories are as follows (in thousands):

                  September 30,   December 31,
                       2006           2005
                  -------------   ------------
Raw material         $15,201         $13,010
Work in process       17,533          18,996
Finished goods        33,453          31,417
                     -------         -------
   Total             $66,187         $63,423
                     =======         =======

4. LONG-TERM OBLIGATIONS

Total debt at the end of the third quarter 2006 totaled $27.8 million and consisted of the following: (1) credit revolver borrowings totaling $21.5 million, (2) foreign revolver borrowings totaling $6.3 million.

The Company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the Company and agreement with the lenders, that expires on July 21, 2011. The revolving credit facility is subject to a maximum indebtedness calculation and other financial covenants. At September 30, 2006, the Company had available $53.5 million of borrowing capability under the revolving credit facility at an interest rate of LIBOR plus 0.50% (6.01% as of September 30, 2006). The Company also had $6.0 million in letters of credit outstanding at September 30, 2006.

The Company also has an unsecured bank line of credit that provides a Yen 0.9 billion (equivalent to $7.6 million) revolving credit facility at an interest rate of TIBOR plus 0.875% (1.24% as of September 30, 2006). The revolving line of credit becomes due on July 21, 2011. At September 30, 2006, the Company had an equivalent $3.8 million outstanding on the Yen facility.

The Company also has an unsecured bank line of credit that provides a Taiwanese Dollar 35.0 million (equivalent to $1.1 million) revolving credit facility at an interest rate of two-years Time Deposit plus 0.145% (2.3% as of September 30, 2006). The revolving line of credit becomes due on August 18, 2009. At September 30, 2006, the Company had an equivalent $1.0 million outstanding on the Taiwanese Dollar facility.

The Company also has various other foreign fixed rate loans totaling $1.5 million with maturity dates through August 2013.

5. IMPAIRMENT OF LONG-LIVED ASSETS

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

During the third quarter of 2006, the Company wrote down the carrying value of certain long-term assets located in Witten, Germany, by $1.6 million. This charge was reported as a $0.8 million expense as part of cost of sales and a $0.8 million expense as part of selling, general and administrative expenses in the European segment of the Company's financial results.

6.   PER SHARE DATA

Net income per share amounts for the three and nine months ended September 30, 2006, and October 1, 2005, are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

                                       Three months ended   Nine months ended
                                       ------------------   ------------------
                                       Sept 30,    Oct 1,   Sept 30,    Oct 1,
                                         2006       2005      2006       2005
                                       --------   -------   --------   -------
Net income                             $ 9,360    $ 3,771   $19,180    $12,467
                                       =======    =======   =======    =======
Average shares outstanding - Basic      22,347     22,441    22,308     22,449
Net effect of dilutive stock options
   and restricted shares
      - Diluted                            157        185       132        222
                                       -------    -------   -------    -------
Average shares outstanding
      - Diluted                         22,504     22,626    22,440     22,671
                                       =======    =======   =======    =======
Net income per share
      - Basic                          $  0.42    $  0.17   $  0.86    $  0.56
                                       =======    =======   =======    =======
      - Diluted                        $  0.42    $  0.17   $  0.85    $  0.55
                                       =======    =======   =======    =======

The following potential shares of common stock were excluded from the EPS calculation because their effect would be anti-dilutive.

                         Three months ended             Nine months ended
                    ---------------------------   ---------------------------
                    Sept 30, 2006   Oct 1, 2005   Sept 30, 2006   Oct 1, 2005
                    -------------   -----------   -------------   -----------
Stock options          1,150,052      732,430       1,059,066       538,600
Restricted shares             --           --              --            --
                       ---------      -------       ---------       -------
Total                  1,150,052      732,430       1,059,066       538,600

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

Purchase accounting liabilities in connection with the Heinrich acquisition were estimated to be $11.5 million and are primarily for redundancy costs to be paid through 2006 related to manufacturing operations and selling, general and administrative functions. The Company began formulating its plan to incur these costs as of the acquisition date. Additions to the Heinrich purchase accounting liability during 2005 relate to redundancy costs recognized after 100% ownership was achieved. As of September 30, 2006, $10.5 million has been paid related to these liabilities.

A summary of the purchase accounting liability activity is as follows:

Purchase accounting liability (in thousands)
--------------------------------------------
Balance, May 6, 2004                           $ 7,281
Payments                                           (85)
                                               -------
Balance, January 1, 2005                         7,196
Additions                                        4,179
Payments                                        (8,685)
                                               -------
Balance, December 31, 2005                       2,690
Payments                                          (136)
                                               -------
Balance, April 1, 2006                           2,554
Payments                                          (658)
                                               -------
Balance, July 1, 2006                            1,896
Payments                                          (891)
                                               -------
Balance, September 30, 2006                    $ 1,005
                                               =======

Increases in the purchase accounting reserve pertain to additional liabilities anticipated at the acquisition date and recognized in conjunction with the registration of the domination agreement needed to obtain control of the company and related requirement to purchase remaining shares from minority shareholders. These additional liabilities are primarily for redundancy costs to be paid through 2006 related to manufacturing operations and selling, general and administrative functions.

On February 3, 2006, the Company acquired SurgX Corporation ("SurgX") for $2.5 million. All of the assets of SurgX were classified as patents in the Americas segment with an average useful life of seven years. Pro forma financial information is not presented due to amounts not being materially different than actual results.

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

Purchase price allocation (in thousands)
----------------------------------------
Current assets                              $ 9,842
Property, plant and equipment                 7,771
Patents and licenses                          4,299
Distribution network                          6,444
Goodwill                                      6,284
Current liabilities                          (5,717)
Deferred taxes                               (2,343)
Other long-term liabilities                  (2,594)
                                            -------
                                            $23,986
                                            =======

All goodwill and intangible assets are recorded in the Asian segment. Patents and licenses have an average estimated useful life of approximately 12 years. The distribution network has an average estimated useful life of approximately 17 years. The fair values are estimates and subject to revision as the Company completes its fair value analysis. Pro forma financial information is not presented due to amounts not being materially different than actual results.

On June 26, 2006, the Company acquired Catalina Performance Accessories, Inc. ("Catalina") for $4.5 million. The Company acquired $0.4 million of accounts receivable, $0.5 million of inventory and a $3.6 million customer list. The customer list was reported in the Americas segment with a useful life of ten years. Pro forma financial information is not presented due to amounts not being materially different than actual results.

On August 1, 2006 the Company acquired the gas discharge tube (GDT) assets of SRC Devices, Inc. ("SRC"), for $6.0 million in cash, subject to post-closing purchase price adjustments. The Company acquired $0.3 million of inventory, $0.9 million of fixed assets and a $4.8 million customer list. The customer list was reported in the Americas segment with a useful life of ten years. The fair values are estimates and subject to revision as the Company completes its fair value analysis. Pro forma financial information is not presented due to amounts not being materially different than actual results. The Company plans to move production of the GDT product line from the SRC manufacturing facility in Mexico to its existing operation in Suzhou, China.

8.   RESTRUCTURING CHARGES

During the first quarter of 2006, the Company recorded a $2.1 million charge related to the downsizing of the European segment's Heinrich operations. These charges are primarily for redundancy costs to be paid through 2007. Manufacturing related charges of $0.9 million are recorded as part of cost of sales and non-manufacturing related charges of $1.2 million are recorded as part of selling, general and administrative expenses. Employees affected by this downsizing include technical, production, administrative and support employees. In the second quarter of 2006, additional expense was recognized primarily as part of selling, general and administrative expenses. In the third quarter of 2006, additional expense was recognized as $1.3 million as part of cost of sales and $1.0 million as part of selling, general and administrative expenses. A summary of activity of this liability is as follows:

Heinrich restructuring (in thousands)
-------------------------------------
Balance, December 31, 2005               $   --
Additions                                 2,080
                                         ------
Balance, April 1, 2006                    2,080
Additions                                   518
Payments                                   (693)
                                         ------
Balance, July 1, 2006                     1,905
Additions                                 2,397
Payments                                     --
                                         ------
Balance, September 30, 2006              $4,302
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

Ireland restructuring (in thousands)
------------------------------------
Balance, October 1, 2005                $ 4,900
Payments                                   (897)
                                        -------
Balance, December 31, 2005                4,003
Payments                                   (858)
                                        -------
Balance, April 1, 2006                    3,145
Additions                                20,019
Payments                                 (1,609)
                                        -------
Balance, July 1, 2006                    21,555
Additions                                   204
Payments                                    (52)
                                        -------
Balance, September 30, 2006             $21,707
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

EFEN's operating results are summarized as follows (in thousands):

                       For the Three Months Ended    For the Nine Months Ended
                      ---------------------------   ---------------------------
                      Sept 30, 2006   Oct 1, 2005   Sept 30, 2006   Oct 1, 2005
                      -------------   -----------   -------------   -----------
Net sales                  $--           $8,784        $3,789         $24,890
Income before taxes         --              827           773           1,324
Income taxes                --              177           324             578
                           ---           ------        ------         -------
Net income (loss)          $--           $  650        $  449*        $   746
                           ===           ======        ======         =======

* Additionally, for the nine months ended September 30, 2006, other Heinrich companies incurred a gain of $139 related to discontinuing the EFEN operation.

The EFEN product line was sold for Euro 9.5 million (approximately $11.6 million). In connection with the sale, a pretax loss of approximately $0.0 million, resulting in an after tax gain of $0.1 million after recognizing a tax benefit on the sale of $0.1 million.

10. PENSIONS

The components of net periodic benefit cost for the three and nine months ended September 30, 2006, compared with the three and nine months ended October 1, 2005, were (in thousands):

                              Three Months Ended   Nine Months Ended   Three Months Ended   Nine Months Ended
                              ------------------   -----------------   ------------------   -----------------
                                       U.S. Pension Benefits                        Foreign Plans
                              --------------------------------------   --------------------------------------
                                 2006     2005       2006      2005       2006    2005        2006      2005
                               -------   -----     -------   -------     -----   -----      -------   -------
Service cost                   $   798   $ 815     $ 2,394   $ 2,445     $ 361   $ 303      $ 1,083   $   909
Interest cost                      950     916       2,850     2,748       495     493        1,485     1,479
Expected return on plan
assets                          (1,037)   (932)     (3,110)   (2,796)     (496)   (420)      (1,488)   (1,260)
Amortization of prior
service cost                         2       3           7         9        (3)     (3)          (9)       (9)
Amortization of transition
asset                               --      --          --        --       (27)    (28)         (81)      (84)
Amortization of net loss            14     102          43       306        74      43          222       129
                               -------   -----     -------   -------     -----   -----      -------   -------
Total cost of the plan             727     904       2,184     2,712       404     388        1,212     1,164
Expected plan participants'
contribution                        --      --          --        --       (89)    (98)        (267)     (294)
                               -------   -----     -------   -------     -----   -----      -------   -------
Net periodic benefit cost      $   727   $ 904     $ 2,184   $ 2,712     $ 315   $ 290      $   945   $   870
                               =======   =====     =======   =======     =====   =====      =======   =======

The expected rate of return on pension assets is 8.50% and 8.50% in 2006 and 2005, respectively.

11. COMPREHENSIVE INCOME

Total comprehensive income for the three months ended September 30, 2006, and October 1, 2005, was approximately $10.9 million and $9.8 million, respectively, and for the nine months ended September 30, 2006, and October 1, 2005, was approximately $25.0 million and $13.8 million, respectively. The adjustment for comprehensive income consists of deferred gains and losses from foreign currency translation adjustments and losses on available-for-sale securities for the three and nine months ended September 30, 2006 and deferred gains and losses from foreign currency translation adjustments and qualified cash flow hedges and unrealized gains and losses on available-for-sale securities for the three and nine months ended October 1, 2005. Foreign currency translation adjustment accounts for $6.5 million and $1.0 million of the difference between other comprehensive income and net income for the nine months ended September 30, 2006 and October 1, 2005, respectively.

12. INCOME TAXES

Income taxes for the three and nine months ended September 30, 2006 was $2.6 million and $5.2 million, respectively. Income taxes for the three months ended September 30, 2006 includes a $1.2 million favorable tax reserve adjustment. Income taxes for the nine months ended September 30, 2006 includes a $1.2 million favorable tax reserve adjustment, a $2.8 million benefit related to the recognition of certain previous years net operating losses from the Teccor acquisition partially offset by $0.9 million of charges.

13. STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires public companies to recognize compensation expense for the cost of awards of equity compensation using a fair value method. The Company adopted SFAS 123(R) on January 1, 2006 (i.e., the first quarter of
2006) using the modified prospective method. The Company recognized the compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the award. Under SFAS 123(R), benefits of tax deductions in excess of recognized compensation expense are now reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules. Prior to October 1, 2005, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for its stock-based compensation plans. Under APB 25, no compensation expense was recognized for non-qualified stock option awards as long as the exercise price of the awards on the date of grant was equal to the current market price of the Company's stock. However, the Company did recognize compensation expense in connection with the issuance of restricted stock. The adoption of SFAS 123(R) primarily resulted in compensation expense being recorded for stock options.

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Income:

                    (in thousands, except per share amounts)

                                         Three months    Nine months
                                            ended           ended
                                        -------------   -------------
                                        Sept 30, 2006   Sept 30, 2006
                                        -------------   -------------
Pre-tax stock-based compensation           $1,199          $ 3,903
Income tax                                   (456)          (1,483)
                                           ------          -------
Stock-based compensation expense, net      $  743          $ 2,420
Basic earnings per share impact            $ 0.03          $  0.11
Diluted earnings per share impact          $ 0.03          $  0.11

Results for fiscal 2005 have not been restated to reflect the adoption of SFAS 123(R). The following table discloses the Company's pro forma net income and diluted net income per share for the three and nine months ended October 1, 2005, had the fair value recognition method under SFAS 123 been used for the Company's stock option grants. The table also discloses the weighted average assumptions used in estimating the fair value using the Black-Scholes option pricing model.

                    (in thousands, except per share amounts)

                                            Three months      Nine months
                                               ended             ended
                                          ---------------   ---------------
                                          October 1, 2005   October 1, 2005
                                          ---------------   ---------------
Net income as reported                        $3,771            $12,467
Stock option compensation expense under
fair value method, net of tax                   (720)            (2,191)
                                              ------            -------

Pro forma net income                          $3,051            $10,276
Basic net income per share
As reported                                   $ 0.17            $  0.56
Pro forma                                     $ 0.14            $  0.46
Diluted net income per share
As reported                                   $ 0.17            $  0.56
Pro forma                                     $ 0.13            $  0.45
Assumptions:
  Expected dividend yield                          0%                 0%
  Expected stock price volatility               38.6%              38.6%
  Risk-free interest rate                       4.66%              4.66%
  Expected life of option (years)                  7                  7

During the nine-month period ended September 30, 2006, options on 373,750 shares with a strike price equal to the market price on the date of the grant were awarded to employees and directors. These options expire seven years after the grant date, and vest ratably over four and five years for employees and directors, respectively. The Company used the Black-Scholes option valuation model to determine the fair value of awards granted during the nine-month period ended September 30, 2006. The weighted average fair value of and related assumptions for options granted were as follows:

                                                 Three months ended   Nine months ended
                                                 ------------------   -----------------
                                                    Sept 30, 2006       Sept 30, 2006
                                                    -------------       -------------
Weighted average fair value of options granted
   at fair value of underlying stock                   $13.75              $13.91
Assumptions:
   Expected dividend yield                                  0%                  0%
   Expected stock price volatility                       39.0%               39.0%
   Risk-free interest rate                               4.82%               4.82%
   Expected life of option (years)                        4.8                 4.8

Forfeitures are estimated at a rate that would yield 10% over the life of the awards.

The Company has stock option plans authorizing the granting of both incentive and nonqualified options and other stock rights of common stock to employees and directors. The stock options issued prior to 2002 vest over a five-year period and are exercisable over a 10-year period commencing from the date of vesting. The Company changed its policy in 2002 whereby the stock options vest over a five-year period and are exercisable over a 10-year period commencing from the date of the grant. This change was not made to stock options already granted. The Company also has a performance share agreement in which a target amount of performance share awards are granted based on the Company attaining certain financial performance goals relating to return on net tangible assets and earnings before interest, taxes, depreciation and amortization. These shares vest over a three-year period commencing from the date of issuance. A reconciliation of outstanding stock options and performance shares for the period ending September 30, 2006, are shown below:

                   RECONCILIATION OF STOCK OPTIONS OUTSTANDING

                                                                                      Aggregate
                                                   Weighted      Weighted Average     Intrinsic
                                 Shares Under       Average         Remaining           Value
                                    Option      Exercise Price   Contractual Life   ($ Thousands)
                                 ------------   --------------   ----------------   -------------
Outstanding December 31, 2005     1,820,010         $27.82              7.7              4,470
Granted                             373,750          34.07               --                 --
Forfeited                           (25,703)         30.43               --                 --
Exercised                          (166,577)         22.00               --              1,827
Outstanding September 30, 2006    2,001,480          29.43              6.9             11,877
Exercisable September 30, 2006    1,000,780          27.46              6.2              7,891

                RECONCILIATION OF PERFORMANCE SHARES OUTSTANDING

                                                           Weighted                            Aggregate
                                                        Average Grant-       Projected         Intrinsic
                                  Stock   Performance      Date Fair     Performance Share       Value
                                  Price      Shares         Value           Award Ratio      ($ Thousands)
                                 ------   -----------   --------------   -----------------   -------------
Outstanding December 31, 2005    $27.25      45,500         $27.95             42.2%               523
Granted                              --      26,000          34.33              100%                --
Forfeited                            --          --             --               --                 --
Vested                               --          --             --               --                 --
Outstanding September 30, 2006    34.70      71,500          30.27             63.2%             1,568

At September 30, 2006, the unrecognized compensation cost for options and performance shares was $14.4 million before tax, and will be recognized over a weighted average period of 3.3 years.

14. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 ("FIN48"), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will implement this interpretation in the fiscal year starting January 1, 2007. We cannot reasonably estimate the impact of this interpretation at this time.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132. SFAS 158 will require recognizing in the condensed consolidated balance sheets the overfunded and underfunded status of defined benefit postretirement plans. The overfunded or underfunded status is defined as the difference between the fair value of plan assets and the benefit obligation. SFAS 158 also requires the recognition the actuarial gains and losses and the prior service costs and credits that arise during the period as a component of other comprehensive income. We are required to adopt the statement for our fiscal year ended December 30, 2006. We are currently evaluating the effect that this Statement will have on our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       Net Sales by Geography and Market*
                                  (in millions)

                       THIRD QUARTER               YEAR-TO-DATE
               --------------------------   --------------------------
                2006     2005    % CHANGE    2006     2005    % CHANGE
               ------   ------   --------   ------   ------   --------
GEOGRAPHY
AMERICAS       $ 55.4   $ 51.3       8%     $167.9   $150.9      11%
EUROPE           27.9     23.6      18%       84.7     75.0      13%
ASIA-PACIFIC     60.1     47.4      27%      154.4    125.8      23%
               ------   ------     ---      ------   ------     ---
   TOTAL       $143.4   $122.3      17%     $407.0   $351.7      16%
               ======   ======     ===      ======   ======     ===

                       THIRD QUARTER               YEAR-TO-DATE
               --------------------------   --------------------------
                2006     2005    % CHANGE    2006     2005    % CHANGE
               ------   ------   --------   ------   ------   --------
MARKET
ELECTRONICS    $101.1   $ 80.8      25%     $279.9   $228.6      22%
AUTOMOTIVE       30.2     30.1       0%       92.8     90.8       2%
ELECTRICAL       12.1     11.4       6%       34.3     32.3       6%
               ------   ------     ---      ------   ------     ---
   TOTAL       $143.4   $122.3      17%     $407.0   $351.7      16%
               ======   ======     ===      ======   ======     ===

* Certain prior year amounts have been reclassified to conform to the current year presentation. Sales by geography represent sales to customer or distributor locations.

Results of Operations

Third Quarter, 2006

Sales increased $21.1 million or 17% to $143.4 million in the third quarter of 2006, compared to $122.3 million in the third quarter of 2005 due to improved sales across all geographic segments. The Concord Semiconductor acquisition added $4.0 million of sales to the Asia-Pacific segment for the third quarter of 2006.

On a geographic basis, sales in the Americas increased $4.1 million or 8% in the third quarter of 2006, compared to the third quarter of last year. The electronics business was the largest contributor to the sales increase reflecting strong demand from North American distributors driven by improvement in the markets for telecommunications and consumer electronics. The electrical business also contributed to growth in the Americas due to continued improvement in industrial manufacturing and realization of price increases. Automotive sales in the Americas declined primarily due to a weaker domestic automotive market and continued price erosion. Europe sales increased $4.3 million or 18% in the third quarter of 2006 compared to the third quarter of 2005. The increase in European sales was primarily due to increased sales to electronics distributors and to a lesser extent improvement in automotive sales. Asia-Pacific sales increased $12.7 million or 27% compared to the prior year third quarter. The increase in Asia-Pacific sales was mainly due to strong demand for digital consumer and telecommunications products throughout the region. Increases in automotive sales also contributed to the Asia-Pacific growth reflecting share gain in the growing Asian markets outside of Japan. Exchange rates had a favorable $1.4 million effect on sales in the third quarter of 2006 compared to the prior year quarter primarily due to changes in the Euro.

Gross profit was $47.1 million or 32.8% of sales for the third quarter of 2006, compared to $34.3 million or 28.1% of sales in the same quarter last year. The third quarter 2006 gross margin increased compared to the prior year quarter due to higher sales across all geographies and the related favorable operating leverage, partially offset by higher commodity prices for zinc and copper. The third quarter of 2006 also includes $2.1 million of charges related to asset write-downs and employee-related cost pursuant to contract obligations while the third quarter of 2005 includes $4.8 million for Ireland severance.

Total operating expense was $34.7 million or 24.2% of sales for the third quarter of 2006 compared to $30.2 million or 24.7% of sales for the same quarter in the prior year. The increase in operating expense reflects additional research and development spending to support the Company's solution selling strategy, stock-based compensation expense of $1.2 million, higher bonus expense, $0.8 million for asset write-downs and $1.0 million of employee-related cost pursuant to contract obligations.

Operating income was $12.4 million or 8.6% of sales for the third quarter of 2006 compared to $4.1 million or 3.4% of sales for the same quarter of last year. The increase in operating income compared to the prior year was due to higher sales and operating leverage and lower severance related expenses partially offset higher commodity prices for zinc and copper.

Interest expense was $0.5 million in the third quarter of 2006 compared to $0.6 million in the third quarter of the prior year reflecting a lower average debt balance in 2006 compared to the prior year quarter. Other income was $0.1 million for the third quarter of 2006 compared to other income of $3.0 million in the third quarter of last year. Other income in 2005 includes favorable changes in exchange rates and a gain of $1.4 million related to the sale of a 40% interest in a wafer fabrication facility in Swindon, England.

Earnings from continuing operations before minority interest and income taxes was $12.0 million for the third quarter 2006 compared to $6.5 million for the third quarter of 2005. Income taxes were $2.6 million or a 22% effective rate, for the third quarter of 2006 compared to $3.4 million, in the third quarter of last year. Income taxes in the current year quarter include a $1.2 million benefit related to a favorable tax reserve adjustment.

Net income for the third quarter of 2006 was $9.4 million or $0.42 per diluted share compared to $3.8 million or $0.17 per diluted share for the same quarter of last year due to the factors discussed above.

Nine Months, 2006

Sales for the first nine months of 2006 increased 16% to $407.0 million from $351.7 million for the first nine months of last year. On a geographic basis, sales in the Americas increased $17.0 million or 11% in the first nine months of 2006 compared to the prior year due primarily to increased North American electronics distributor sales partially offset by lower automotive sales. Europe sales increased $9.7 million or 13% in the first nine months of 2006 compared to the prior year largely due to increased electronics demand and to a lesser extent increased automotive sales. Asia-Pacific sales increased $28.6 million or 23% for the first nine months of 2006 compared to the same period in the prior year primarily due to increased electronics sales throughout the region driven largely by improvements in the markets for digital consumer and telecommunications products. Automotive sales also increased over the prior year quarter reflecting share gain in the growing Asian markets outside of Japan. Changes in exchange rates had the effect of decreasing sales by $1.6 million for the first nine months of 2006 compared to the prior year.

Gross profit was $123.2 million or 30.3% of sales for the first nine months of 2006 compared to $106.6 million or 30.3% of sales for the first nine months of last year. The 2006 gross margin percentage was flat compared to the prior year as higher sales volume and related operating leverage was offset by Ireland severance charges of $17.1 million, higher zinc and copper commodity prices, $2.2 million of employee-related cost pursuant to contract obligations, and $0.8 million of charges related to asset write-downs, while 2005 includes $7.5 million for Ireland severance.

Total operating expense was $99.7 million or 24.5% of sales for the first nine months of 2006 compared to $88.8 million or 25.2% of sales last year. The increase in operating expense reflects additional research and development spending of $1.3 million to support the Company's solution selling strategy, stock-based compensation expense of $3.9 million, higher bonus expense, $3.5 million related to asset write-downs and $1.0 million of accrued employee related costs pursuant to contract obligations.

Operating income for the first nine months of 2006 was $23.5 million or 5.8% of sales compared to $17.9 million or 5.1% of sales for the prior year. The improvement in operating income compared to the prior year was due to higher sales and improved operating leverage partially offset by Ireland restructuring charges, asset write-downs, accrued employee related costs pursuant to contract obligations, higher commodity prices and the inclusion of stock-based compensation expense in 2006

Interest expense was $1.3 million for the first nine months of 2006 compared to $1.6 million last year due to lower average debt levels. Other income was $1.6 million for the first nine months of 2006 compared to $3.2 million for the same period last year with the decrease due to a 2005 gain of $1.4 million related to the sale of a 40% interest in a wafer fabrication facility in Swindon, England.

Earnings from continuing operations before minority interest and income taxes was $23.8 million for the first nine months of 2006 compared to $19.4 million the first nine months of last year. Income taxes were $5.2 million for the first nine months of 2006 compared to $7.8 million for the first nine months of last year. Income taxes for the first nine months of 2006 include a $2.8 million benefit related to the recognition of certain previous years net operating losses from the Teccor acquisition and a $1.2 million favorable tax reserve adjustment partially offset by $0.9 million of charges.

Net income for the first nine months of 2006 was $19.2 million compared to $12.5 million for the same period last year. Earnings per share for the first nine months of 2006 was $0.85 per diluted share compared to $0.55 per diluted share last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

The EFEN business, which is presented as a discontinued operation, did not contribute significantly to cash from operations for the first, second and third quarters of 2006 or 2005.

Littelfuse started the 2006 year with $21.9 million of cash and cash equivalents. Net cash provided by operations was $54.4 million for the first nine months. Net cash provided by operations includes net income of $19.2 million, stock based compensation of $3.9 million, depreciation of $23.2 million and amortization of $2.0 million in addition to various working capital and other items. Accounts receivable increased $13.9 million due primarily to the increase in sales during the current year. Inventory, excluding inventory increases as a result of 2006 acquisitions, decreased $0.4 million. Accounts payable, accrued expenses, prepaid expenses and other items contributed $19.6 million to cash flow, primarily due to the recognition of restructuring liabilities, partially offset by the payment of management bonuses and restructuring charges that were previously accrued. Net cash used in investing activities included $14.1 million in net purchases of property, plant and equipment, $24.0 million for the purchase of Concord, $4.5 million for the purchase of Catalina, $6.0 million for the purchase of SRC and $3.2 million of other acquisition activity primarily for the purchase of SurgX, partially offset by $11.6 million received from the sale of EFEN. In addition, net cash provided by financing activities included stock option exercises of $6.0 million and excess tax benefits on shared-based compensation of $0.4 million partially offset by net payments of debt of $0.7 million and the purchase of $0.6 million of treasury stock. The effects of exchange rate changes increased cash by $1.7 million. The net cash provided by operations and financing activities less investing activities plus the effects of exchange rate changes resulted in a $20.9 million net increase in cash. This left the Company with a cash balance of $42.9 million at September 30, 2006.

The ratio of current assets to current liabilities was 1.7 to 1 at the end of the third quarter of 2006 compared to 1.9 to 1 at the end of the third quarter of 2005. The days sales in receivables was approximately 63 days at the end of the third quarter of 2006, compared to 63 days at the end of fiscal 2005 and 60 days at the end of the third quarter of 2005. The increase in days sales in receivables from the third quarter of the prior year was due primarily to a higher percentage of Asian sales, which typically have longer payment cycles. The days inventory outstanding was approximately 63 days at the end of the third quarter of 2006 compared to 75 days at the end of

 2005 and 73 days at end of the third quarter of 2005. The improvement in days inventory outstanding was due to lean manufacturing and logistics initiatives and improved production planning.

The Company's capital expenditures, net of cash from asset sales, were $4.7 million for the third quarter of 2006 compared to $5.0 million for the third quarter of 2005. Most of the spending in 2006 relates to manufacturing process improvements, new product introductions and capacity expansion.

Total debt at the end of the third quarter 2006 totaled $27.8 million and consisted of the following: (1) credit revolver borrowings totaling $21.5 million, (2) foreign revolver borrowings totaling $6.3 million.

The Company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility that expires on July 21, 2011. The revolving credit facility is subject to a maximum indebtedness calculation and other financial covenants. At September 30, 2006, the Company had available $53.5 million of borrowing capability under the revolving credit facility at an interest rate of LIBOR plus 0.50% (6.01% as of September 30, 2006). The Company also had $6.0 million in letters of credit outstanding at September 30, 2006.

The Company also has an unsecured bank line of credit that provides a Yen 0.9 billion (equivalent to $7.6 million) revolving credit facility at an interest rate of TIBOR plus 0.875% (1.24% as of September 30, 2006). The revolving line of credit becomes due on July 21, 2011. At September 30, 2006, the Company had an equivalent $3.8 million outstanding on the Yen facility. The Company intends to renew this line of credit upon maturity.

The Company also has an unsecured bank line of credit that provides a Taiwanese Dollar 35.0 million (equivalent to $1.1 million) revolving credit facility at an interest rate of two-years Time Deposit plus 0.145% (2.3% as of September 30, 2006). The revolving line of credit becomes due on August 18, 2009. At September 30, 2006, the Company had an equivalent $1.0 million outstanding on the Taiwanese Dollar facility. The Company intends to renew this line of credit upon maturity.

The Company also has various other foreign fixed rate loans totaling $1.5 million with maturity dates through August 2013.

Outlook

Fourth quarter sales are forecasted to be down at least 10% sequentially, and maybe as much as 15%, reflecting an electronics inventory correction on top of the normal fourth quarter seasonal decline. At these sales levels, earnings per share would be expected to be in the $0.18 to $0.25 range, reflecting negative operating leverage, continued costs related to acquisition integrations and manufacturing transitions and a temporary increase in the tax rate to 36-38%. Price increases have been implemented that will partially offset the higher commodity prices, but because of existing contracts, some of the largest increases will not take effect until early next year.

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

The Company had $27.8 million of debt outstanding at September 30, 2006 in the form of lines of credit with variable rates of interest. Approximately $1.5 million of the Company's debt is at fixed rates.

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

Item 4. Controls and Procedures

As of September 30, 2006, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Report. There were no significant changes in the Company's internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the Company's internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the Company's Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

     (c) The table below provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the third quarter of fiscal 2006:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                     Total Number of Shares
                                                      Purchased as Part of      Maximum Number of Shares
                  Total Number of    Average Price     Publicly Announced      that May Yet Be Purchased
Period           Shares Purchased   Paid per Share      Plans or Programs     Under the Plans or Programs
--------------   ----------------   --------------   ----------------------   ---------------------------
July 2006                      --               --                       --                     1,000,000
August 2006                25,000               --                       --                       975,000
September 2006                 --               --                       --                       975,000
Total                          --               --                       --                       975,000

The Company's Board of Directors authorized the repurchase of up to 1,000,000 shares under a program for the period May 1, 2006 to April 30, 2007.

Item 6: Exhibits

Exhibit   Description
-------   ----------------------------------------------------------------------
  10.1    Littelfuse Credit Agreement dated July 21, 2006
  31.1    Certification of Gordon Hunter, pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002
  31.2    Certification of Philip G. Franklin, pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002
  32.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LITTELFUSE, INC.


Date:  November 9, 2006               By  /s/ Philip G. Franklin
                                         ---------------------------------------
                                         Philip G. Franklin
                                         Vice President, Operations Support and
                                         Chief Financial Officer
                                         (As duly authorized officer and as
                                         the principal financial and accounting
                                         officer)