Form 10-K
period 2006-12-30
LITTELFUSE INC /DE
filed 2007-02-27
CIK 889331

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 for the fiscal year ended December 30, 2006 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            for the transition period from ___________ to ___________

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

                                                                 Name of
                                                              Each Exchange
                                                                On Which
Title of Each Class                                             Registered
-------------------                                      -----------------------
Common Stock, $.01 par value                             The Nasdaq Stock Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [X] No [ ]

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filter and large accelerated filter" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The aggregate market value of 22,335,039 shares of voting stock held by non-affiliates of the registrant was approximately $767,878,641 based on the last reported sale price of the registrant's Common Stock as reported on The Nasdaq Stock Market on July 1, 2006.

     As of February 16, 2007, the registrant had outstanding 22,487,280 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the following documents have been incorporated herein by reference to the extent indicated herein:

     Littelfuse, Inc. Proxy Statement for the 2007 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated into Part III of this Form 10-K. Littelfuse, Inc. Annual Report to Stockholders for the year ended December 30, 2006 (the "Annual Report to Stockholders") is incorporated into Parts II and III of this Form 10-K.

                                     PART I

The statements in this Annual Report on Form 10-K, which are not historical facts are intended to constitute "forward-looking statements" entitled to the safe-harbor provisions of the Private Securities Litigation Reform Act ("PSRLA") and that involve risks and uncertainties, including, but not limited to, product demand and market acceptance, economic conditions, the impact of competitive products and pricing, product quality problems or product recalls, capacity and supply difficulties or constraints, coal mining exposures in excess of reserves, failure of an indemnification for environmental liability, exchange rate fluctuations, commodity price fluctuations, the effect of the Company's accounting policies, labor disputes, restructuring costs in excess of expectations, pension plan asset returns less than assumed, integration of acquisitions and other risks which may be detailed in the Company's Securities and Exchange Commission filings.

ITEM 1. BUSINESS

GENERAL

Littelfuse Inc. (the "Company" or "Littelfuse") is the world's leading supplier of circuit protection products for the electronics industry. The Company provides the broadest line of circuit protection solutions to worldwide customers. The Company is also the leading provider of circuit protection for the automotive industry and the third largest producer of electrical fuses in North America. The Company operates in three geographic segments which are the Americas, Europe and Asia-Pacific. The Company manufactures products and sells to customers in all three segments. There has been and continues to be a shift in the Company's revenues, and consequently manufacturing, to the Asia-Pacific segment. Net sales by geographic segment, based upon the origination of the sales, are as follows:

                         FISCAL YEAR
                       (IN THOUSANDS)
               ------------------------------
                 2006       2005       2004
               --------   --------   --------
Americas       $213,564   $195,974   $234,835
Europe          112,193    114,943    105,278
Asia-Pacific    209,192    156,172    136,270
               --------   --------   --------
  Total        $534,859   $467,089   $476,833
               ========   ========   ========



The Company serves customers in three major product areas of the circuit protection market: electronic, automotive and electrical. In the electronic market, the Company supplies leading manufacturers such as Alcatel, Celestica, Compaq, Delta, Flextronics, Fuji, GE, HP, Huawei, Hughes, IBM, Intel, Jabil, Legend, LG, Matsushita, Motorola, Nokia, Palm, Quanta, Samsung, Sanmina-SCI, Sanyo, Selectron, Siemens, Sony and Toshiba. In the automotive market, the Company's end customers include major automotive manufacturers in North America, Europe and Asia such as BMW, DaimlerChrysler, Ford Motor, General Motors, Honda Motor, Hyundai and Toyota. The Company also supplies wiring harness manufacturers and auto parts suppliers worldwide, including Alcoa, Auto Zone, Delphi, Lear, Pep Boys, Siemens VDO, Sumitomo, Valeo and Yazaki. In the electrical market, the Company supplies representative customers such as Abbott, Carrier, Dow Chemical, DuPont, GE, General Motors, Heinz, International Paper, John Deere, Lithonia Lighting, Marconi, Merck, Otis Elevator, Poland Springs, Procter & Gamble, Rockwell and 3M. See "Business Environment: Circuit Protection Market."

The Company manufactures many of its products on fully integrated manufacturing and assembly equipment. The Company maintains product quality through a Global Quality Management System with all manufacturing sites certified under ISO 9001:2000. In addition, several of the Littelfuse manufacturing sites are also certified under TS 16949 and ISO 14001.

The Company's products are sold worldwide through a direct sales force and manufacturers' representatives. For the year ended December 30, 2006, approximately 61.1% of the Company's net sales were to customers outside the United States (exports and foreign operations).

References herein to "2004" or "fiscal 2004" refer to the fiscal year ended January 1, 2005. References herein to "2005" or "fiscal 2005" refer to the fiscal year ended December 31, 2005. References herein to "2006" or "fiscal 2006" refer to the fiscal year ended December 30, 2006.

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are currently available free of charge through the "Investor Relations" section of the Company's Internet website (http://www.littelfuse.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission as well as on the website maintained by the SEC at http://www.sec.gov. Except as otherwise provided herein, such information is not incorporated by reference into this annual report on Form 10-K.

BUSINESS ENVIRONMENT: CIRCUIT PROTECTION MARKET

The Company serves customers in three major product areas of the circuit protection market: electronic, automotive and electrical. Net sales by product area for the periods indicated are as follows:

                         FISCAL YEAR
                       (IN THOUSANDS)
               ------------------------------
                 2006       2005       2004
               --------   --------   --------
Electronic     $365,418   $305,870   $325,617
Automotive      123,620    118,595    113,690
Electrical       45,821     42,624     37,526
               --------   --------   --------
  Total        $534,859   $467,089   $476,833
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

PRODUCT DESIGN AND DEVELOPMENT

The Company employs scientific, engineering and other personnel to continually improve its existing product lines and to develop new products at its research and engineering facilities in Des Plaines, Illinois, Irving, Texas, Swindon, UK, Dunsen, Germany and Dundalk, Ireland. The Product Technology Department maintains a staff of engineers, chemists, material scientists and technicians whose primary responsibility is the design and development of new products.

Proposals for the development of new products are initiated primarily by sales and marketing personnel with input from customers. The entire product development process ranges from several months to 18 months based on complexity of development with continuous efforts to reduce the development cycle. During fiscal years 2006, 2005 and 2004, the Company expended $18.7 million, $16.7 million and $16.1 million, respectively, on product design and development.

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

As of December 30, 2006, the Company owned 161 patents in North America, 89 patents in the European Economic Community and 42 patents in other foreign countries. The Company has also registered trademark protection for certain of its brand names and logos. The 161 North American patents are in the following product categories: 124 electronic, 22 automotive, 15 electrical fuse.

New products are continually being developed to replace older products. The Company regularly applies for patent protection on such new products. Although in the aggregate the Company's patents are important in the operation of its businesses, the Company believes that the loss by expiration or otherwise of any one patent or group of patents would not materially affect its business.

The Company has various patents acquired as part of its acquisition of SurgX during 2006. These patents are licensed to various companies for which it the Company receives royalty income. Income received from the licensing of these patents is not material to the Company's operating results.

License royalties amounted to $0.4 million, $0.5 million and $0.5 million for fiscal 2006, 2005 and 2004, respectively.

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

MARKETING

The Company's domestic sales and marketing staff of over 40 people maintains relations with major OEMs and distributors. The Company's sales, marketing and engineering personnel interact directly with the OEM engineers to ensure appropriate circuit protection and reliability within the parameters of the OEM's circuit design. Internationally, the Company maintains a sales and marketing staff of over 96 people and sales offices in The Netherlands, the U.K., France, Germany, Spain, Ireland, Singapore, Taiwan, Japan, Brazil, Hong Kong, Korea, China and India. The Company also markets its products indirectly through a worldwide organization of over 60 manufacturers' representatives and distributes through an extensive network of electronic, automotive and electrical distributors.

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

AUTOMOTIVE

The Company maintains a direct sales force to service all the major automotive OEMs (including the United States manufacturing operations of foreign-based
OEMs) through both the engineering and purchasing departments of these companies. Twenty-two manufacturers' representatives represent the Company's products to aftermarket fuse retailers such as Autozone and Pep Boys. In Europe, the Company uses both a direct sales force and manufacturers' representatives to distribute its products to BMW, Volvo, Saab, Jaguar, major system suppliers and other OEMs, as well as aftermarket distributors. In the Asia-Pacific region, the Company uses both a direct sales force and distributors to supply to major OEM's and system suppliers.

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

BUSINESS SEGMENT INFORMATION

The Company has three reportable geographic business segments: Americas, Europe and Asia-Pacific. For information with respect to the Company's operations in its three geographic areas for the fiscal year ended December 30, 2006, see Business Segment Information included as part of "Item 8. Financial Statements and Supplementary Data" - incorporated herein by reference.

CUSTOMERS

The Company sells to over 10,000 customers worldwide. No single customer accounted for more than 10% of net sales during the last three years. During the 2006, 2005 and 2004 fiscal years, net sales to customers outside the United States (exports and foreign operations) accounted for approximately 61.1%, 59.8% and 58.5%, respectively, of the Company's total net sales.

COMPETITION

The Company's products compete with similar products of other manufacturers, some of which have substantially greater financial resources than the Company. In the electronics market, the Company's competitors include AVX, Bel Fuse, Bourns, Cooper Industries, EPCOS, Raychem Division of TYCO International, San-O Industrial Corp., and STMicroelectronics. In the automotive market, the Company's competitors, both in sales to automobile manufacturers and in the aftermarket, include the Bussmann Division of Cooper Industries, Pacific Engineering Company, Ltd. and MTA in Italy. The Company licenses several of its automotive fuse designs to the Bussmann Division of Cooper Industries. In the electrical market, the Company's major competitors include the Bussman Division of Cooper Industries and Ferraz Shawmut. The Company believes that it competes on the basis of innovative products, the breadth of its product line, the quality and design of its products and the responsiveness of its customer service in addition to price.

BACKLOG

The backlog of unfilled orders at December 30, 2006, was approximately $85.2 million, compared to $68.5 million at December 31, 2005. Substantially all of the orders currently in backlog are scheduled for delivery in 2006.

EMPLOYEES

As of December 30, 2006, the Company employed 6,550 persons. Approximately 31 employees in the U.S., 1260 employees in Mexico, 97 employees in Ireland and 142 employees in Germany are covered by collective bargaining agreements. The U.S. agreement expires on March 31, 2008 for 31 employees, the Mexico agreements expire February 28, 2007 for 890 employees and February 29, 2008 for 370 employees for Matamoros and Piedras Negras respectively, the Ireland agreement expires March 31, 2009 for 97 employees, and the Germany agreement expires March 31, 2007 for 56 employees and June 30, 2007 for 86 employees. Overall, the Company has historically maintained satisfactory employee relations and many of its employees have long experience with the Company.

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

We Have Closed, Combined, Sold or Disposed of Certain Subsidiaries, Divisions or Assets, Which in the Past Has Reduced Our Sales Volume and Resulted in Restructuring Costs

We are a company that, from time to time, seeks to optimize its manufacturing capabilities and efficiencies through restructurings, consolidations, plant closings or asset sales. We may make further specific determinations to consolidate, close or sell additional facilities. Possible adverse consequences related to such actions may include various charges such as for idle capacity, disposition costs, severance costs, impairments of goodwill and possibly an immediate loss of revenues, and other items in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to restructure or consolidate our business. Our plans to minimize or eliminate any loss of revenues during restructuring or consolidation may not be achieved. These activities may have a material adverse effect upon our business, financial condition or results of operations.

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

We have an accrual related to coal mine shafts. The accrual is based on an engineering study estimating the cost remediating the dangers (such as a shaft collapse) of abandoned coal mine shafts in Germany. The reserve is calculated based upon the cost of remediating the shafts that the study deems most risky.

We Derive a Substantial Portion of Our Revenues from Customers in the Automotive, Computer and Communications Industries, and We are Susceptible to Trends and Factors Affecting Those Industries as Well as the Success of Our Customers' Products

Net sales to the automotive, consumer electronics and communications industries represent a substantial portion of our revenues. Factors negatively affecting these industries and the demand for products also negatively affect our business, financial condition or results of operations. Any adverse occurrence, including industry slowdown, recession, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers' production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition or results of operations. For example, the automotive industry is highly cyclical in nature and sensitive to changes in general economic conditions, consumer preferences and interest rates. In addition, the global automotive industry has overall manufacturing capacity far exceeding demand. To the extent that demand for certain of our customers' products decline, the demand for our products may decline. Reduced demand relating to general economic conditions, consumer preferences, interest rates or industry over capacity may have a material adverse effect upon our business, financial condition or results of operations.

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

The Volatility of Our Stock Price Could Affect the Value of an Investment in Our Stock and Our Future Financial Position

The market price of our stock has fluctuated widely. Between January 1, 2006 and December 30, 2006, the closing sale price of our common stock ranged between a low of $26.59 and a high of $37.26, experiencing greater volatility over that time than most of the market did. The volatility of our stock price may be related to any number of factors, such as general economic conditions, industry conditions, analysts' expectations concerning our results of operations, or the volatility of our revenues as discussed above under "--Our Revenues May Vary Significantly from Period to Period." The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

LITTELFUSE FACILITIES

The Company's operations are located in 37 owned or leased facilities worldwide, representing an aggregate of approximately 1,649,162 square feet. The U.S. headquarters and largest manufacturing facility are located in Des Plaines, Illinois, supported by the Company's North American distribution center in nearby Elk Grove Village, Illinois. The Company has additional North American manufacturing facilities in Arcola, Illinois, Irving, Texas and two locations in Mexico. The European headquarters and primary European distribution center is in the Netherlands, with manufacturing plants in the U.K., Ireland, and Germany. Asian operations include sales and distribution centers located in Singapore, Taiwan, Japan, China and Korea, with manufacturing plants in China, Taiwan and the Philippines. The Company does not believe that it will encounter any difficulty in renewing its existing leases upon the expiration of their current terms. Management believes that the Company's facilities are adequate to meet its requirements for the foreseeable future.

The following table provides certain information concerning the Company's facilities:

                                                                                    LEASE
                                                             SIZE       LEASE/   EXPIRATION
LOCATION                               USE                 (SQ.FT.)       OWN       DATE       PRIMARY PRODUCT
--------                   --------------------------   -------------   ------   ----------   -----------------
Des Plaines, Illinois      Administrative,              340,000         Owned    --           Auto, Electronic,
                           Engineering,                                                       Electrical
                           Manufacturing,
                           Testing and Research
Elk Grove Village,         Warehousing                  50,000          Leased   2007         Auto, Electronic,
Illinois                                                                                      and Electrical
Irving, Texas              Engineering,                 101,000         Leased   2014         Electronic
                           Manufacturing,
                           Testing and Research
Brownsville, Texas         Distribution                 15,750          Leased   2009         Electronic
Birmingham, Michigan       Sales                        2,076           Leased   2011         Auto
Matamoros, Mexico          Manufacturing                77,500          Leased   2008         Electronic
Matamoros, Mexico          Administrative and           14,000          Leased   2008         Electronic
                           Manufacturing
Arcola, Illinois           Manufacturing                36,000          Owned      --         Electrical
Arcola, Illinois           Technical Support             7,000          Leased   2007         Electrical
Piedras Negras, Mexico     Administrative and           99,822          Leased   2015         Auto
                           Manufacturing
Piedras Negras, Mexico     Manufacturing                11,189          Leased   2007         Electrical
Piedras Negras, Mexico     Manufacturing                22,380          Leased   2009         Electrical
Piedras Negras, Mexico     Manufacturing                67,225          Leased   2008         Electrical
Swindon, U.K.              Administrative,              6,500           Leased   2012         Electronic
                           Marketing and
                           Sales

                                                                                   LEASE
                                                          SIZE          LEASE/   EXPIRATION
LOCATIONS                  USE                          (SQ. FT.)        OWN        DATE      PRIMARY PRODUCT
---------                  ---                          ---------       ------   ----------   -------
Utrecht, the Netherlands   Sales,                       34,642          Owned    --           Auto
                           Administrative and                                                 and Electronic
                           Distribution
Essen, Germany             Administrative               8,009           Leased   2011         Electronic and
                                                                                              Auto
Eltville, Germany          Leased to third party        88,943          Owned    --           --
Bochum, Germany            Leased to third party        79,650          Owned    --           --
Essen, Germany             Leased to third party        37,670          Owned    --           --
Essen/Dortmund, Germany    Land leased to third party   --              Owned    --           --
Dunsen, Germany            Manufacturing and Sales      43,971          Owned    --           Auto
Singapore                  Sales and Distribution       8,663           Leased   2007         Electronic
Seoul, Korea               Sales                        4,589           Leased   2007         Electronic and
                                                                                              Auto
Lipa City, Philippines     Manufacturing                58,095          Owned    --           Electronic
Lipa City, Philippines     Manufacturing                22,721          Leased   2007         Electronic
Dongguan, China            Administrative and
                           Manufacturing                53,860          Leased   2009         Electronic
Suzhou, China              Manufacturing                80,732          Owned    --           Electronic
Suzhou, China              Manufacturing                12,390          Leased   2007         Electronic
Yang-Mei, Taiwan           Manufacturing,               40,080          Owned    --           Electronic
                           Sales, Distribution
                           & Administrative
Yung-Ping, Taiwan          Manufacturing,               20,860          Leased   2011         Electronic
                           Sales, Distribution
                           & Administrative
Wuxi, China                Manufacturing                49,630          Owned    --           Electronic
Hong Kong                  Sales                        8,130           Leased   2007         Electronic
Taipei, Taiwan             Sales                        1,184           Leased   2007         Electronic
Yokohama, Japan            Sales                        6,243           Leased   2009         Electronic
Yokohama, Japan            Distribution                 17,858          Leased   2007         Electronic
Sao Paulo, Brazil          Sales                        800             Leased   2009         Electronic
                                                                                              and Auto
Dundalk, Ireland           Manufacturing                120,000         Owned    --           Electronic
                                                                                              and Auto

Properties with lease expirations in 2007 renew at various times throughout the year. At this point, the Company does not anticipate any material impact as a result of such expirations.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that it believes will have a material adverse effect upon the conduct of its business or its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's stockholders during the fourth quarter of fiscal 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

NAME                      AGE                          POSITION
----                      ---                          --------
Gordon Hunter              55   Chairman, President and Chief Operating Officer

Philip G. Franklin         55   Vice President, Operations Support and Chief Financial
                                Officer

NAME                      AGE                          POSITION
----                      ---                          --------
Dal Ferbert                52   Vice President and General Manager of the Electrical
                                Business Unit

David W. Heinzmann         43   Vice President and General Manager of the Automotive
                                Business Unit

David R. Samyn             46   Vice President and General Manager of the Electronics
                                Business Unit

Ryan Stafford              39   General Counsel and Vice President, Human Resources

Mary S. Muchoney           61   Corporate Secretary

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

Philip G. Franklin, Vice President, Operations Support and Chief Financial Officer, has responsibility for investor relations, finance and accounting, information systems and global supply chain functions of the Company. Mr. Franklin joined the Company in 1998 from OmniQuip International, a $450 million construction equipment manufacturer which he helped take public. Before that, Mr. Franklin served as Vice President and Chief Financial Officer for both Monarch Marketing Systems and Hill Refrigeration and in various roles with FMC Corporation.

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

David Samyn, Vice President and General Manager, Electronics Business Unit, is responsible for marketing, sales, product development and manufacturing for all electronics customers and products. Mr. Samyn joined the Company's management team in January 2003 as General Manager of the Electronics Business Unit. Prior to joining the Company, Mr. Samyn served as Vice President - Global Sales with Airfiber, Inc., an optical wireless telecom company in San Diego, CA from 2001 to 2003. Before that, Mr. Samyn spent five years with ADC Telecommunications where he had global sales and marketing responsibilities.

Ryan K. Stafford, General Counsel and Vice President, Human Resources., is responsible for recruiting, developing and retaining the global workforce and providing legal expertise. Mr. Stafford joined the Company's management team in January 2007. Prior to joining the Company, Mr. Stafford served as Vice President of China Operations for Tyco Engineered Products & Services from 2005 to 2006 and Vice President and General Counsel of it from 2001 to 2005. He served as Associate General Counsel for Grinnell Corporation from 1998 to 2001. Prior to that he was with the law firm Sulloway & Hollis P.L.L.C.

Mary S. Muchoney has served as Corporate Secretary since 1991, after joining Littelfuse in 1977. She is responsible for providing all secretarial and administrative functions for the President and Littelfuse Board of Directors. Ms. Muchoney is a member of the American Society of Corporate Secretaries.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information set forth under "Quarterly Stock Prices" on page 32 of the Annual Report to Stockholders is incorporated herein by reference. As of February 16, 2007, there were 149 holders of record of the Company's Common Stock.

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

The table below provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of fiscal 2006:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                        Total Number of
                                                            Shares
                                                           Purchased
                                                          as Part of
                                                           Publicly         Maximum Number of Shares
                 Total Number of   Average Price Paid   Announced Plans    that May Yet Be Purchased
    Period      Shares Purchased        per Share         or Programs     Under the Plans or Programs
    ------      ----------------   ------------------   ---------------   ---------------------------
October 2006              --                 --                  --                 975,000
November 2006        154,000             $31.60             154,000                 821,000
December 2006        150,000             $31.04             150,000                 671,000
Total                304,000             $31.19             304,000                 671,000

The Company's Board of Directors authorized the repurchase of up to 1,000,000 shares under a program for the period May 1, 2006 to April 30, 2007.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under "Selected Financial Data - Five Year Summary" on page 31-32 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 1 through 8 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information set forth under "Market Risk" on page 8 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm and the Consolidated Financial Statements and notes thereto of the Company set forth on pages 11 through 32 of the Annual Report to Stockholders are incorporated herein by reference.

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

As of the end of the period covered by this Annual Report on Form 10-K for December 30, 2006, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Report.

Management's Report on Internal Control Over Financial Reporting set forth on page 9 of the Annual Report to Stockholders are incorporated herein by reference.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference. Please also refer to the information set forth under "Executive Officers of the Registrant" in Part I of this Report. The Company maintains a code of ethics for its chief executive officer and senior financial officers and a code of conduct for all of its directors, officers and associates, which are available for public viewing on the Company's web site (www.littelfuse.com) under the heading "Investors - Corporate Governance." There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors in 2006.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under "Election of Directors - Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" in the Proxy Statement is incorporated herein by reference, except the section captioned "Compensation Committee Report" is hereby "furnished" and not "filed" with this annual report on Form 10-K.

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

                                                                               NUMBER OF SECURITIES
                                  NUMBER OF SECURITIES                          REMAINING AVAILABLE
                                    TO BE ISSUED UPON      WEIGHTED-AVERAGE     FOR FUTURE ISSUANCE
                                       EXERCISE OF        EXERCISE PRICE OF        UNDER EQUITY
        PLAN CATEGORY              OUTSTANDING OPTIONS   OUTSTANDING OPTIONS    COMPENSATION PLANS
        -------------             --------------------   -------------------   --------------------
Equity compensation plans
   approved by security holders          1,973,170            $  29.56               1,440,970
Equity compensation plans not
   approved by security holders             10,000            $  27.64                      --
                                         ---------            --------               ---------
Total                                    1,983,170            $  29.54               1,440,970

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

The information set forth under "Certain Relationships and Related Transactions," "Election of Directors - Information Concerning Board of Directors and its Committees - Policy and Procedures with Respect to Related Person Transactions" and "Election of Directors" in the Proxy Statement is incorporated herein by reference.

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

     (i)  Report of Independent Registered Public Accounting Firm (page 11).

     (ii) Consolidated Balance Sheet as of December 30, 2006 and December 31, 2005 (page 12).

     (iii) Consolidated Statements of Income for the years ended December 30, 2006, December 31, 2005, and January 1, 2005 (page 13).

     (iv) Consolidated Statements of Cash Flows for the years ended December 30, 2006, December 31, 2005, and January 1, 2005 (page 14).

     (v) Consolidated Statements of Shareholders' Equity for the years ended December 30, 2006, December 31, 2005, and January 1, 2005 (page 15).

     (vi) Notes to Consolidated Financial Statements (pages 16-32).

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

     See Exhibit Index on pages 20-21.

(b) Exhibits

     See Exhibit Index on pages 20-21.

(c) Financial Statement Schedules

                                LITTELFUSE, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                ADDITIONS
                                               CHARGED TO
                                  BALANCE AT    COSTS AND                BALANCE AT
                                   BEGINNING    EXPENSES    DEDUCTIONS     END OF
          DESCRIPTION               OF YEAR        (A)          (B)         YEAR
          -----------             ----------   ----------   ----------   ----------
Year ended December 30, 2006
   Allowance for losses on
      accounts receivable .....     $2,165       $  127       $1,309       $   983
                                    ======       ======       ======       =======
   Reserves for sales discounts
      and allowances ..........     $9,738       $6,782       $   --       $16,520
                                    ======       ======       ======       =======
Year ended December 31, 2005
   Allowance for losses on
      accounts receivable .....     $1,481       $1,206       $  522       $ 2,165
                                    ======       ======       ======       =======
   Reserves for sales discounts
      and allowances ..........     $8,538       $1,200       $   --       $ 9,738
                                    ======       ======       ======       =======
Year ended January 1, 2005
   Allowance for losses on
      accounts receivable .....     $1,042       $  591       $  152       $ 1,481
                                    ======       ======       ======       =======
   Reserves for sales discounts
      and allowances ..........     $6,428       $2,112       $    2       $ 8,538
                                    ======       ======       ======       =======

(A) Allowance for losses on accounts receivable includes acquired balances of $123 for Heinrich in fiscal year 2004.

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

                                        Littelfuse, Inc.


                                        By /s/ Gordon Hunter
                                           -------------------------------------
                                           Gordon Hunter,
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

Date: February 27, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2007.


/s/ Gordon Hunter                       Chairman of the Board of Directors,
-------------------------------------   President and Chief Executive Officer
Gordon Hunter                           (Principal Executive Officer)


/s/ John P. Driscoll                    Director
-------------------------------------
John P. Driscoll


/s/ Anthony Grillo                      Director
-------------------------------------
Anthony Grillo


/s/ Bruce A. Karsh                      Director
-------------------------------------
Bruce A. Karsh


/s/ John E. Major                       Director
-------------------------------------
John E. Major


/s/ William P. Noglows                  Director
-------------------------------------
William P. Noglows


/s/ Ronald L. Schubel                   Director
-------------------------------------
Ronald L. Schubel


/s/ Philip G. Franklin                  Vice President, Operations Support and
-------------------------------------   Chief Financial Officer (Principal
Philip G. Franklin                      Financial and Principal Accounting
                                        Officer)

                                LITTELFUSE, INC.
                                INDEX TO EXHIBITS

NUMBER                            DESCRIPTION OF EXHIBIT ------
----------------------
3(I)     Certificate of Incorporation, as amended to date (filed as exhibit 3(I)
         to the Company's Form 10-K for the fiscal year ended January 3, 1998
         (1934 Act File No. 0-20388) and incorporated herein by reference).

3(I)A Certificate of Designations of Series A Preferred Stock (filed as exhibit 4.2 to the Company's Current Report on Form 8-K dated December
         1, 1995 (1934 Act File No. 0-20388) and incorporated herein by reference).

3(II)    Bylaws, as amended to date (filed as exhibit 3(II) to the Company's
         Form 8-K dated February 2, 2007 (1934 Act File No. 0-20388) and incorporated herein by reference).


10.1     Employment Agreement dated as of May 1, 2006, between Littelfuse, Inc.
         and Gordon Hunter (filed as exhibit 99.1 to the Company's Form 8-K dated May 5, 2006 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.2 1993 Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended July 2, 2005 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.3 Littelfuse, Inc. Supplemental Executive Retirement Plan (filed as exhibit 10.10 to the Company's Form 10-K for the year ended December
         31, 1993 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.4 Littelfuse Deferred Compensation Plan for Non-employee Directors, as amended (filed as exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended July 2, 2005 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.5 Change of Control Employment Agreement dated as of September 1, 2006, between Littelfuse, Inc. and Gordon Hunter.

10.6 Change of Control Employment Agreement dated as of September 1, 2006, between Littelfuse, Inc. and Philip G. Franklin.


10.7 Change of Control Employment Agreement dated as of September 1, 2006, between Littelfuse, Inc. and David R. Samyn.


10.8 Change of Control Employment Agreement dated as of September 1, 2006, between Littelfuse, Inc. and David W. Heinzmann.

10.9 Change of Control Employment Agreement dated as of September 1, 2006, betweeen Littelfuse, Inc. and Hugh Dalsen Ferbert.


10.10    Stock Plan for New Directors of Littelfuse, Inc. (filed as exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended July 2, 2005
         (1934 Act File No. 0-20388) and incorporated herein by reference).

10.11 Bank credit agreement among Littelfuse, Inc., as borrower, the lenders named therein and the Bank of America N.A., as agent, dated as of July 21, 2006 (filed as exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 2006 (1934 Act File No.
         0-20388) and incorporated herein by reference).

10.12    Stock Plan for Employees and Directors of Littelfuse, Inc., as amended
         (filed as exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended July 2, 2005 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.13 Littelfuse, Inc. Retirement Plan dated January 1, 1992, as amended and restated (filed as exhibit 4.4 to the Company's Form 10-K for the fiscal year ended December 29, 2001 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.14 First Amendment to the Littelfuse, Inc. Retirement Plan (filed as exhibit 4.5 to the Company's Form 10-K for the fiscal year ended
         December 28, 2002 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.15    Littelfuse, Inc. 401(k) Savings Plan (filed as exhibit 4.8 to the
         Company's Form 10-K for the fiscal year ended December 31, 1992 (1934
         Act File No. 0-20388) and incorporated herein by reference).

10.16 Form of Non-Qualified Stock Option Agreement under the 1993 Stock Plan for Employees and Directors of

NUMBER                            DESCRIPTION OF EXHIBIT
------                            ----------------------
         Littelfuse, Inc. for employees of the Company (filed as exhibit 99.1 to the Company's Current Report on Form 8-K dated November 8, 2004 (1934
         Act File No. 0-20388) and incorporated herein by reference).

10.17 Form of Performance Shares Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc. (filed as exhibit
         10.23 to the Company's Form 10-K for the annual period ended
         January 1, 2005 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.18    Form of Non-Qualified Stock Option Agreement under the 1993
         Stock Plan for Employees and Directors of Littelfuse, Inc. for non-employee directors of the Company (filed as exhibit
         10.24 to the Company's Form 10-K for the annual period ended
         January 1, 2005 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.19    Summary of Executive Officer Compensation.

10.20    Summary of Director Compensation.

10.21    Amendment to Non-Qualified Stock Option Agreement and Agreement for
         Deferred Compensation between Littelfuse, Inc. and Gordon Hunter (filed as exhibit 10.27 to the Company's Form 10-K for the fiscal year ended
         December 31, 2005 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.22 Littelfuse, Inc. Equity Incentive Compensation Plan (filed as exhibit A to Company Proxy Statement for Annual Meeting of Stockholders held on
         May 5, 2006 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.23    Littelfuse, Inc. Outside Directors' Stock Option Plan (filed as exhibit
         B to Company Proxy Statement for Annual Meeting of Stockholders held on
         May 5, 2006 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.24    Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc.
         Outside Directors' Stock Option Plan (filed as exhibit 99.6 to the
         Company's Form 8-K dated May 5, 2006 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.25    Form of Performance Share Agreement under the Littelfuse, Inc. Equity
         Incentive Compensation Plan (filed as exhibit 99.5 to the Company's
         Form 8-K dated May 5, 2006 (1934 Act File No. 0-20388) and incorporated herein by reference).

10.26    Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc.
         Equity Incentive Compensation Plan (filed as exhibit 99.4 to the
         Company's Form 8-K dated May 5, 2006 (1934 Act File No. 0-20388) and incorporated herein by reference).

13.1 Portions of Littelfuse Annual Report to Stockholders for the fiscal year ended December 30, 2006.

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

21.1     Subsidiaries.

23.1     Consent of Independent Registered Public Accounting Firm.

31.1     Certification of Gordon Hunter, Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.

31.2     Certification of Philip Franklin, Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.

32.1*    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002, 18 U.S.C. Section 1350.

     Except for Exhibit 10.11, Exhibits 10.1 through 10.26 are management contracts or compensatory plans or arrangements.

*    Furnished, not filed.