Form 10-Q
period 2007-03-31
LITTELFUSE INC /DE
filed 2007-05-03
CIK 889331

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO -----------
      -----------

                         Commission file number 0-20388

                                LITTELFUSE, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                          36-3795742
----------------------------------------                            -----------------------
  (State or other jurisdiction                                           (I.R.S. Employer
of incorporation or organization)                                      Identification No.)

    800 EAST NORTHWEST HIGHWAY
       DES PLAINES, ILLINOIS                                                 60016
----------------------------------------                            -----------------------
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

      As of March 31, 2007, 22,229,570 shares of common stock, $.01 par value, of the Registrant were outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                            PAGE
                                                                                                                            -----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2007 and December 30, 2006 (unaudited)........................          1

         Consolidated Statements of Income for the periods ended
         March 31, 2007 and April 1, 2006 (unaudited)..............................................................          2

         Consolidated Statements of Cash Flows for the periods ended
         March 31, 2007 and April 1, 2006 (unaudited)..............................................................          3

         Notes to the Consolidated Financial Statements (unaudited)................................................          4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................         12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................................         15

Item 4.  Controls and Procedures...................................................................................         15

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...............................................          16

Item 6.  Exhibits..................................................................................................         17

                                LITTELFUSE, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)

                                                                               MARCH 31, 2007                 December 30, 2006
                                                                           ------------------              --------------------
Assets
Current assets:
Cash and cash equivalents...............................................   $           59,078              $             56,704
Receivables.............................................................               84,247                            83,901
Inventories.............................................................               65,772                            65,961
Deferred income taxes...................................................               13,941                            12,382
Prepaid expenses and other current assets...............................                9,894                             9,821
                                                                           ------------------              --------------------
Total current assets....................................................              232,932                           228,769

Property, plant and equipment:
Land....................................................................               10,984                            10,916
Buildings...............................................................               45,849                            45,518
Equipment...............................................................              291,865                           285,758
                                                                          -------------------           -----------------------
                                                                                      348,698                           342,192
Accumulated depreciation................................................             (223,281)                         (216,676)
                                                                          -------------------          ------------------------
Net property, plant and equipment.......................................              125,417                           125,516

Intangibles, net of amortization:
Patents, licenses and software..........................................                9,842                            10,118
Distribution network....................................................               14,811                            15,209
Trademarks and tradenames...............................................                1,470                             1,321
Goodwill................................................................               67,583                            67,500
                                                                          -------------------           -----------------------
                                                                                       93,706                            94,148

Investments.............................................................                5,926                             5,231
Deferred income taxes...................................................                8,836                             9,746
Other assets............................................................                3,609                             1,556
                                                                           ------------------              --------------------

    Total assets                                                           $          470,426              $            464,966
                                                                           ==================              ====================

Liabilities and Shareholders' Equity
Current liabilities:

Accounts payable........................................................               21,686                            23,334
Accrued payroll.........................................................               15,032                            22,468
Accrued expenses........................................................               11,932                            12,579
Accrued severance.......................................................                8,440                            10,670
Accrued income taxes....................................................                2,043                             4,656
Current portion of long-term debt.......................................               27,560                            24,328
                                                                           ------------------              --------------------
Total current liabilities...............................................               86,693                            98,035

Long-term debt, less current portion....................................                1,624                             1,785
Accrued post-retirement benefits........................................               29,825                            27,971
Other long-term liabilities.............................................               14,329                            14,488
Accrued severance.......................................................               21,702                            18,879
Minority interest.......................................................                  143                               143

Shareholders' equity....................................................              316,110                           303,665
                                                                           ------------------              --------------------
Total liabilities and shareholders' equity..............................   $          470,426              $            464,966
                                                                           ==================              ====================

Common shares issued and outstanding
    of 22,229,570 and 22,110,674, at
    March 31, 2007, and December 30, 2006, respectively

                                LITTELFUSE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data, unaudited)

                                                                                       For the Three Months Ended
                                                                            ------------------------------------------------
                                                                                      MARCH 31,                   April 1,
                                                                                       2007                        2006
                                                                            -------------------            ----------------
Net sales................................................................   $           131,814           $         125,611

Cost of sales............................................................                90,493                      80,811
                                                                            -------------------            ----------------

Gross profit.............................................................                41,321                      44,800

Selling, general and administrative
expenses ................................................................                25,886                      25,822
Research and development expenses........................................                 5,287                       4,675
Amortization of intangibles..............................................                   657                         520
                                                                            -------------------            ----------------

Operating income.........................................................                 9,491                      13,783

Interest expense.........................................................                   462                         413
Other income.............................................................                  (340)                       (571)
                                                                            -------------------           -----------------

Earnings from continuing operations before
income taxes ............................................................                 9,369                      13,941

Income taxes ............................................................                 3,148                       5,158
                                                                            -------------------            ----------------

Earnings from continuing operations......................................                 6,221                       8,783

Discontinued operations (net of tax).....................................                     -                         588

Net income...............................................................   $             6,221           $           9,371
                                                                            ===================           =================

Net income per share:
Basic:
     Continuing operations...............................................   $              0.28           $            0.39
     Discontinued operations.............................................                     -                        0.03
                                                                            -------------------           -----------------
     Net Income..........................................................   $              0.28           $            0.42
                                                                            ===================           =================
Diluted:
     Continuing operations...............................................   $              0.28           $            0.39
     Discontinued operations.............................................                     -                        0.03
                                                                            -------------------           -----------------
     Diluted.............................................................   $              0.28           $            0.42
                                                                            ===================           =================

Weighted average shares and equivalent shares outstanding:
     Basic...............................................................                22,163                      22,257
                                                                            ===================            ================
     Diluted.............................................................                22,338                      22,334
                                                                            ===================            ================

                                LITTELFUSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                             For the Three Months Ended
                                                                                       ---------------------------------------
                                                                                            MARCH 31,              April 1,
                                                                                             2007                    2006
                                                                                       ----------------         --------------
Operating activities:
Net income............................................................................ $         6,221          $        9,371
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation...................................................................           5,752                   6,212
       Amortization of intangibles....................................................             657                     520
       Stock-based compensation.......................................................           1,410                   1,453
Changes in operating assets and liabilities:
       Accounts receivable............................................................            (210)                 (3,775)
       Inventories....................................................................             416                  (3,559)
       Accounts payable and accrued expenses..........................................          (7,820)                  1,399
       Accrued taxes..................................................................          (2,627)                  1,378
       Prepaid expenses and other.....................................................          (2,798)                    999
                                                                                       ----------------         --------------
Net cash provided by operating activities.............................................           1,001                  13,998

Cash provided by (used in) investing activities:
       Purchases of property, plant, and equipment....................................          (5,125)                 (4,603)
       Purchase of  businesses, net of cash acquired..................................               -                  (2,701)
       Sale of business and property, plant and equipment.............................               -                   9,428
                                                                                      ----------------          --------------
Net cash provided by (used in) investing activities...................................          (5,125)                  2,124

Cash provided by (used in) financing activities:
       Proceeds from debt.............................................................          18,000                   6,358
       Payments of debt...............................................................         (14,886)                (16,374)
       Notes receivable, common stock.................................................               -                       7
       Proceeds from exercise of stock options........................................           2,689                   1,834
                                                                                       ----------------         --------------
Net cash provided by (used in) financing activities...................................           5,803                  (8,175)

Effect of exchange rate changes on cash...............................................             695                     556
                                                                                       ---------------          --------------

Increase in cash and cash equivalents.................................................           2,374                   8,503
Cash and cash equivalents at beginning of period......................................          56,704                  21,947
                                                                                       ---------------          --------------
Cash and cash equivalents at end of period............................................ $        59,078          $       30,450
                                                                                       ===============          ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2007

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, Des Plaines and Elk Grove, Illinois severance, and accrued employee-related costs pursuant to contractual obligations, considered necessary for a fair presentation have been included. The December 30, 2006 balance of $8.0 million for uncertain income tax positions has been reclassified from accrued income tax to other long-term liabilities on the Consolidated Balance Sheets. Operating results for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007. For further information, refer to the Company's consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 30, 2006.

2. BUSINESS SEGMENT INFORMATION

The Company designs, manufactures and sells circuit protection devices throughout the world. The Company has three reportable geographic segments:
Americas, Europe and Asia-Pacific. The circuit protection market in these geographical segments is categorized into three major product areas: electronic, automotive and electrical.

The Company evaluates the performance of each geographic segment based on its sales and net income or loss. The Company accounts for intersegment sales as if the sales were to third parties. The Company's reportable segments are the geographical regions where the revenue is earned and expenses are incurred. The Company has subsidiaries in the Americas, Europe and Asia-Pacific.

Export sales to Hong Kong were 16.7% and 12.5% of net sales for the first quarter of 2007 and 2006, respectively. No other foreign country sales exceeded 10% for the first quarter of 2007 or 2006. Sales to Arrow Pemco Group were 10.1% and 12.3% of net sales for the first quarter of 2007 and 2006, respectively. No other single customer amounted to 10% or more of the Company's total revenues for the first quarter of 2007 or 2006.

Information concerning the operations in these geographic segments for the periods ended March 31, 2007, and April 1, 2006, is as follows (in thousands):


                                                                      Three Months                    Three Months
                                                                         Ended                            Ended
                                                                     March 31, 2007                   April 1, 2006
                                                             ------------------------       ----------------------------
NET SALES

Americas                                                     $                 50,583       $                     54,294
Europe                                                                         30,716                             28,079
Asia-Pacific                                                                   50,515                             43,238
                                                             ------------------------       ----------------------------
Consolidated total                                           $                131,814       $                    125,611

INTERSEGMENT SALES

Americas                                                     $                 49,277       $                     42,612
Europe                                                                         14,896                             21,769
Asia-Pacific                                                                   30,786                             24,736
                                                             ------------------------       ----------------------------
Combined total                                                                 94,959                             89,117
Eliminations                                                                  (94,959)                           (89,117)
                                                             -------------------------      ----------------------------
Consolidated total                                           $                      -       $                          -

INTEREST EXPENSE


Americas                                        $            447    $            374
Europe                                                         4                  30
Asia-Pacific                                                  11                   9
                                                ----------------    ----------------
Consolidated total                              $            462    $            413

DEPRECIATION AND AMORTIZATION

Americas                                        $          3,641    $          3,715
Europe                                                       855               1,797
Asia-Pacific                                               1,913               1,220
                                                ----------------    ----------------
Consolidated total                              $          6,409    $          6,732

OTHER (INCOME) EXPENSE

Americas                                        $           (135)   $            (72)
Europe                                                        68                (461)
Asia-Pacific                                                (273)                (38)
                                                ----------------    ----------------
Consolidated total                              $           (340)   $           (571)

INCOME TAXES

Americas                                        $            294    $          3,227
Europe                                                     1,607                 811
Asia-Pacific                                               1,247               1,120
                                                ----------------    ----------------
Consolidated total                              $          3,148    $          5,158

EARNINGS (LOSS) FROM CONTINUING
OPERATIONS

Americas                                        $         (1,462)   $          4,013
Europe                                                     2,649                (433)
Asia-Pacific                                               5,034               5,203
                                                ----------------    ----------------
Consolidated total                              $          6,221    $          8,783

NET INCOME (LOSS)

Americas                                        $         (1,462)   $          4,013
Europe                                                     2,649                 155
Asia-Pacific                                               5,034               5,203
                                                ----------------    ----------------
Consolidated total                              $          6,221    $          9,371

NET SALES

Electronic                                      $         86,082    $         83,926
Automotive                                                33,718              31,026
Electrical                                                12,014              10,659
                                                ----------------    ----------------
Consolidated total                              $        131,814    $        125,611

                                                 March 31, 2007    December 30, 2006
                                                ----------------   -----------------
IDENTIFIABLE TANGIBLE ASSETS

Americas                                        $        231,059   $         227,322
Europe                                                   164,660             159,639
Asia-Pacific                                             145,992             148,526
                                                ----------------   -----------------
Combined total                                           541,711             535,487
Eliminations                                            (170,917)           (169,900)
                                                ----------------   -----------------
Consolidated total                              $        370,794   $         365,587
                                                ================   =================

3. INVENTORIES

The components of inventories are as follows (in thousands):

                                  March 31,     December 30,
                                    2007            2006
                                ------------   --------------
Raw material                    $     17,246   $       15,043
Work in process                       17,515           15,838
Finished goods                        31,011           35,080
                                ------------   --------------
  Total                         $     65,772   $       65,961
                                ============   ==============

4. DEBT OBLIGATIONS

The Company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the Company and agreement with the lenders, that expires on July 21, 2011. At March 31, 2007, the Company had $27.0 million outstanding on the revolving credit facility, leaving $48.0 million of borrowing capability available under the revolving credit facility at an interest rate of LIBOR plus 0.50% (5.87% as of March 31, 2007). The Company also had $6.1 million in letters of credit outstanding at March 31, 2007.

The Company has an unsecured bank line of credit in Japan that provides a Yen
0.9 billion (an equivalent of $7.6 million) revolving credit facility at an interest rate of TIBOR plus 0.625% (1.29% as of March 31, 2007). The revolving line of credit balance becomes due on July 21, 2011. At March 31, 2007, the Company had no outstanding borrowings on the Yen facility.

The Company has an unsecured bank line of credit that provides a Taiwanese Dollar 35.0 million (equivalent to $1.1 million) revolving credit facility at an interest rate of two-years Time Deposit plus 0.145% (2.3% as of March 31, 2007). The revolving line of credit becomes due on August 18, 2009. At March 31, 2007, the Company had the equivalent of $0.9 million outstanding borrowings on the Taiwanese Dollar facility.

The Company has various other foreign fixed rate loans outstanding at March 31, 2007, totaling $1.3 million with maturity dates through August 2013.

The domestic bank credit agreement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At March 31, 2007, the Company was in compliance with these covenants.

5. PER SHARE DATA

Net income per share amounts for the three months ended March 31, 2007, and April 1, 2006, are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

                                                       Three months ended
                                                -----------------------------------
                                                   March 31,           April 1,
                                                      2007               2006

Net income                                      $          6,221   $          9,371
                                                ================   ================

Average shares outstanding - Basic                        22,163             22,257

Net effect of dilutive stock options

   and restricted shares
            - Diluted                                        175                 77
                                                ----------------   ----------------

Average shares outstanding
            - Diluted                                     22,338             22,334
                                                ================   ================

Net income per share
            - Basic                             $           0.28   $           0.42
                                                ================   ================
            - Diluted                           $           0.28   $           0.42
                                                ================   ================

Potential shares of common stock relating to stock options excluded from the EPS calculation because their effect would be anti-dilutive were 861,978 and 517,066 for the three months ended March 31, 2007 and April 1, 2006, respectively.

6. ACQUISITIONS

On February 3, 2006, the Company acquired SurgX Corporation ("SurgX") for $2.5 million. All of the assets of SurgX were classified as patents in the Americas segment with an average useful life of seven years. The SurgX acquisition expands the Company's product offering and strengthens the Company's position in the circuit protection industry. SurgX is included in the Company's financial statements since the date of acquisition. Pro forma financial information is not presented due to amounts not being materially different than actual results.

On May 30, 2006, the Company acquired all of the common stock of Concord Semiconductor ("Concord") for $23.8 million in cash, net of cash acquired of $1.2 million, and acquisition costs of approximately $0.2 million. The Company funded the acquisition with $14.0 million in cash and $10.0 million of borrowings on an existing revolving line of credit.

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

Purchase price allocation (in thousands)
---------------------------------------
Current assets                             $   7,548
Property, plant and equipment                  7,903
Patents and licenses                           4,477
Distribution network                           6,906
Goodwill                                       6,356
Current liabilities                           (2,975)
Deferred taxes                                (3,593)
Long-term debt                                (2,657)
                                           ---------
                                           $  23,965
                                           ---------

All Concord goodwill and intangible assets are recorded in the Asian segment. Patents and licenses have an average estimated useful life of approximately four years. Pro forma financial information is not presented due to amounts not being materially different than actual results.

On June 26, 2006, the Company acquired Catalina Performance Accessories, Inc. ("Catalina") for $4.5 million. The Company acquired $0.4 million of accounts receivable, $0.5 million of inventory and a $3.6 million distribution network. The distribution network was reported in the Americas segment with a useful life of ten years. The Catalina acquisition expands the Company's product offering and strengthens the Company's position in the circuit protection industry. Catalina is included in the Company's financial statements since the date of acquisition. Pro forma financial information is not presented due to amounts not being materially different than actual results.

On August 1, 2006 the Company acquired the gas discharge tube (GDT) assets of SRC Devices, Inc. ("SRC"), for $6.0 million in cash, subject to post-closing purchase price adjustments. The Company acquired $0.3 million of inventory, $0.9 million of fixed assets, and $2.2 million of distribution network, with the excess purchase price of $2.6 million recorded as goodwill. The distribution network was reported in the Americas segment with a useful life of nine years. The fair values are estimates and subject to revision as the Company completes its fair value analysis. The SRC acquisition expands the Company's product offering and strengthens the Company's position in the circuit protection industry. SRC is included in the Company's financial statements since the date of acquisition. Pro forma financial information is not presented due to amounts not being materially different than actual results. The Company plans to move production of the GDT product line from the SRC manufacturing facility in Mexico to its existing operation in Suzhou, China.

On June 21, 2006, the Company announced that it had signed a definitive agreement to acquire the assets of Song Long Electronics Co., Ltd. for $5.5 million. This acquisition is expected to close during the second quarter of 2007.

Goodwill for all of the above acquisitions is expected to be deductible for tax purposes.

7.  DISCONTINUED OPERATIONS

In December 2005, the Company announced its plan to sell the Efen business that consists of production and sales facilities in Uebigau and Eltville, Germany and Kaposvar, Hungary. The Company obtained Efen as part of its acquisition of Heinrich in May 2004. Results of operations for Efen have been reclassified and presented as discontinued operations for 2006 and 2005. Efen is part of the European segment for reporting purposes. Due to the Efen sale taking place in February 2006, the results of Efen were no longer recorded in the Consolidated Statements of Income after the first quarter of 2006.

Efen's results are summarized as follows for the periods ending (in thousands):

                                                    March 31,          April 1,
                                                     2007               2006*
                                                ----------------   ----------------
Net sales                                       $              -   $          3,789
Income before taxes                                            -                773
Income taxes                                                   -                324
                                                ----------------   ----------------
Net income                                      $              -   $            449
                                                ----------------   ----------------

*Additionally, for the period ended December 30, 2006, discontinued operations in the Consolidated Statements of Income includes a gain on the sale of assets of $139 (net of tax of $85).

The Efen product line was sold for Euro 9.5 million (approximately $11.6 million) in February 2006. In connection with the sale, a pretax loss of approximately $0.0 million was recognized, resulting in an after tax gain of $0.1 million after recognizing a tax benefit on the sale of $0.1 million. No assets or liabilities related to Efen existed on the Consolidated Balance Sheet at March 31, 2007 or December 31, 2006.

8.  RESTRUCTURING

During 2005, the Company announced a downsizing of the European segment's Ireland operation and outsourcing of more of its varistor manufacturing to lower cost Asian subcontractors. A liability of $4.9 million was recorded related to redundancy costs for the manufacturing operation associated with this downsizing. This restructuring impacts approximately 35 associates in various production and support related roles. These costs were paid in 2005 and 2006. In the second quarter of 2006, an additional $17.1 million, consisting of $20.0 million of accrued severance less a statutory rebate of $2.9 million recorded as a current asset, was recorded as part of cost of sales related to the closure of the entire facility. This restructuring is part of the Company's strategy to expand operations in Asia in order to be closer to current and potential customers and take advantage of lower manufacturing costs. This portion of the restructuring impacts approximately 131 employees. Restructuring charges are based upon each associate's current salary and length of service with the Company. These costs will be paid through 2008.

Ireland restructuring (in thousands)
-----------------------------------
Balance at October 1, 2005                      $          4,900
Additions                                                     --
Payments                                                    (897)
                                                ----------------
Balance at December 31, 2005                               4,003
Additions                                                 20,019
Payments                                                  (1,414)
                                                ----------------
Balance at December 30, 2006                    $         22,608
                                                ----------------
Additions                                                     --
Payments                                                    (201)
                                                ----------------
Balance at March 31, 2007                               $ 22,407
                                                ----------------

During the first quarter of 2006, the Company recorded a $2.1 million charge related to the downsizing of the European segment's Heinrich operations. Manufacturing related charges of $0.9 million are recorded as part of cost of sales and non-manufacturing related charges of $1.2 million are recorded as part of selling, general and administrative expenses. During the second quarter of 2006 additional expense of $0.5 million was recognized primarily as part of selling, general and administrative expenses. During the third quarter of 2006, additional expense of $2.4 million was recorded. Manufacturing related charges of $1.4 million are recorded as part of cost of sales and non-manufacturing related charges of $1.0 million are recorded as part of selling, general and administrative expenses. During the first quarter of 2007, additional expense of $0.6 million was recorded as part of cost of sales. These charges are primarily for redundancy costs to be paid through 2007. Employees affected by this downsizing include technical, production, administrative and support employees. A summary of activity of this liability is as follows:

Heinrich restructuring (in thousands)
------------------------------------
Balance at December 31, 2005                    $             --
Additions                                                  4,995
Payments                                                    (632)
                                                ----------------
Balance at December 30, 2006                    $          4,363
                                                ----------------
Additions                                                    629
Payments                                                  (3,243)
                                                ----------------
Balance at March 31, 2007                       $          1,749
                                                ----------------

During December 2006 the Company announced the closure of its America's segment's Irving, Texas facility and the transfer of its semiconductor wafer manufacturing from Irving, Texas to Wuxi, China in a phased transition from 2007 to 2010. A liability of $1.9 million was recorded related to redundancy costs for the manufacturing operation associated with this downsizing. This charge was recorded as part of cost of sales. The total cost expected to be incurred through 2010 is $6.5 million. The amounts not yet recognized relate to retention costs that will be incurred over the remaining closure period. This restructuring impacts approximately 180 associates in various production and support related roles and the costs relating to the restructuring will be paid over the period 2007 to 2010. A summary of activity of this liability is as follows:

Irving, Texas restructuring (in thousands)
-----------------------------------------
Balance at December 31, 2005                    $             --
Additions                                                  1,890
Payments                                                      --
                                                ----------------
Balance at December 30, 2006                    $          1,890
                                                ----------------
Additions                                                    318
Payments                                                      --
                                                ----------------
Balance at March 31, 2007                       $          2,208
                                                ----------------

During March 2007, the Company announced the closure of its America's segment's Des Plaines and Elk Grove, Illinois facilities and the transfer of its manufacturing from Des Plaines, Illinois to the Philippines and Mexico in a phased transition from 2007 to 2009. A liability of $3.5 million was recorded related to redundancy costs for the manufacturing and distribution operations associated with this downsizing. Manufacturing related charges of $3.0 million are recorded as part of cost of sales and non-manufacturing related charges of $0.5 million are recorded as part of selling, general and administrative expenses. The total cost expected to be incurred through 2009 is $7.1 million. The amounts not yet recognized relate to retention costs that will be incurred over the remaining closure period. This restructuring impacts approximately 307 associates in various production and support related roles and the costs relating to the restructuring will be paid over the period 2007 to 2009. A summary of activity of this liability is as follows:

Des Plaines and Elk Grove, Illinois (in thousands)
--------------------------------------------------
Balance at December 30, 2006                    $            102
Additions                                                  3,458
Payments                                                     (70)
                                                ----------------
Balance at March 31, 2007                       $          3,490
                                                ----------------

9.  PENSIONS

The components of net periodic benefit cost for the three months ended March 31, 2007, compared with the three months ended April 1, 2006, were (in thousands):

                                    U.S. Pension Benefits            Foreign Plans
                                    ----------------------      ----------------------
                                      Three Months Ended         Three Months Ended
                                    ----------------------      ----------------------
                                    March 31,      April 1,      March 31,     April 1,
                                      2007          2006          2007          2006
                                    --------       -------      --------      --------
Service cost                        $    798       $   839      $    281       $   361
Interest cost                            950           943           511           495
Expected return on plan
assets                                (1,057)         (960)         (529)         (496)
Amortization of prior
service cost                               3             3            (3)           (3)
Amortization of transition
asset                                      -             -           (28)          (27)
Amortization of net loss                  14           105            77            74
                                    --------       -------      --------      --------
Total cost of the plan                   708           930           309           404
Expected plan participants'
contribution                               -             -           (81)          (89)
                                    --------       -------      --------      --------
Net periodic benefit cost           $    708       $   930      $    228      $    315
                                    --------       -------      --------      --------

The expected rate of return on pension assets is 8.5% and 8.5% in 2007 and 2006, respectively.

10.  INCOME TAXES

The effective tax rate for the first quarter of 2007 was 33.6% compared to an effective tax rate of 37.0% in the first quarter of last year. The current quarter effective tax rate was favorably impacted by income earned in lower tax jurisdictions and less repatriation of cash from lower tax jurisdictions.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company had no adjustments to retained earnings. The amount of unrecognized tax benefits at January 1, 2007 was approximately $8.0 million. Of this total, approximately $5.2 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect significant increases or decreases in unrecognized tax benefits during the next 12 months.

The U.S. federal statute of limitations remains open for 2003 onward. Foreign and U.S. state statute of limitations generally range from 3 to 6 years. The Company is currently under examination in several foreign jurisdictions.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of January 1, 2007 the Company had approximately $1.1 million of accrued interest and penalties.

11. COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income for the three months ended March 31, 2007 and April 1, 2006, respectively:

                                                      Three Months Ended
                                                -----------------------------------
                                                     March 31,        April 1,
                                                     2007               2006
                                                ----------------   ----------------
Net income                                      $          6,221   $          9,371
Other comprehensive income:
Currency translation adjustments                           1,065              3,098
Unrealized gain (loss) on available-for-sale
securities, net of income taxes                              619               (156)
                                                ----------------   ----------------
Comprehensive income                            $          7,905   $         12,313
                                                ----------------   ----------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         SALES BY GEOGRAPHY AND MARKET
                             (dollars in millions)


                             FIRST QUARTER
                   -----------------------------------
                       2007         2006      % CHANGE
                   ----------    ---------    -----
GEOGRAPHY*
Americas            $    51.4    $    54.5      (5.6%)
Europe                   31.2         27.8      12.4%
Asia-Pacific             49.2         43.3      13.5%
                   ----------    ---------    -----
     TOTAL          $   131.8    $   125.6       4.9%
                   ==========    =========    ======

                             FIRST QUARTER
                   -----------------------------------
                      2007         2006      % CHANGE
                   ----------    ---------    -----
MARKET
Electronics        $    86.1    $    83.9       2.6%
Automotive              33.7         31.0       8.7%
Electrical              12.0         10.7      12.7%
                   ----------    ---------    -----
     TOTAL         $   131.8    $   125.6       4.9%
                   ==========    =========    ======

----------
* Sales are defined based upon shipped to destination. Segment reporting reflects sales based upon origination.

Results of Operations
First Quarter, 2007

Sales increased $6.2 million or 5% to $131.8 million in the first quarter of 2007 compared to $125.6 million in the first quarter of 2006 reflecting acquisitions of $5.4 million and favorable currency effects of $2.9 million, partially offset by the impact of an inventory correction in the electronics distribution channels.

On a geographic basis, sales in the Americas decreased $3.1 million or 6% in the first quarter of 2007 compared to the first quarter of last year primarily due to lower sales of electronics products. Europe sales increased $3.4 million or 12% to $31.2 million in the first quarter of 2007 compared to the first quarter of last year mainly due to higher automotive sales and the effects of a strong Euro. Asia-Pacific sales increased $5.9 million or 14% in the first quarter of 2007 compared to the prior year due to the acquisition of Concord Semiconductor and growth in the electronics and automotive markets. The electronics business experienced a sales increase of $2.2 million or 2.6% in the first quarter of 2007 compared to the first quarter of 2006 reflecting acquisitions and favorable currency effects partially offset by the aforementioned inventory correction. Automotive sales increased $2.7 million or 8.7% in the first quarter of 2007 compared to the first quarter of 2006 primarily due to favorable currency effects and growth in Europe and Asia. Electrical sales increased $1.3 million or 12.7% in the first quarter of 2007 compared to the first quarter of 2006 primarily due to price increases and improvements in non-residential construction markets.

Gross profit was $41.3 million or 31.3% of sales for the first quarter of 2007, compared to $44.8 million or 35.7% of sales in the same quarter last year. The decrease in gross margin was mainly attributable to higher restructuring charges, reduced plant fixed expense leverage due to lower production volumes and higher costs related to plant transfer activities. The Company recorded $4.1 million of restructuring charges in the current year, $3.6 million of which is in cost of sales, related to the closure of the Des Plaines, Illinois manufacturing facility compared to restructuring charges of $1.2 million in the prior year related to the Heinrich consolidation.

Total operating expense was $31.8 million or 24.1% of sales for the first quarter of 2007 compared to $31.0 million or 24.7% of sales for the same quarter in the prior year. The increase in operating expense reflects additional research and development spending of $1.0 million to support the Company's solution selling strategy and additional overhead expenses related to acquisitions. The improvement in operating expenses as a percent of sales reflects efficiencies related to the Heinrich consolidation.

Operating income was $9.4 million or 7.2% of sales for the first quarter of 2007 compared to $13.8 million or 11.0% of sales for the same quarter of last year as a result of the reasons discussed above.

Interest expense was $0.5 million in the first quarter of 2007 and $0.4 million for the first quarter of last year. Other income was $0.3 million for the first quarter of 2007 compared to other income of $0.6 million in the first quarter of last year. The increase in other income was mainly due to higher interest income in the current year quarter reflecting a larger cash balance.

Earnings from continuing operations before income taxes was $9.4 million for the first quarter of 2007 compared to $13.9 million for the first quarter of 2006. Income taxes were $3.1 million with an effective tax rate of 33.6% for the first quarter of 2007 compared to $5.2 million with an effective tax rate of 37.0% in the first quarter of last year.

Net income for the first quarter of 2007 was $6.2 million or $0.28 per diluted share compared to $9.4 million or $0.42 per diluted share for the same quarter of last year.

Liquidity and Capital Resources

Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.

The EFEN business, which was sold in February 2006 and is presented as a discontinued operation, did not contribute significantly to cash from operations for the first quarter of 2006.

Littelfuse started the 2007 year with $56.7 million of cash and cash equivalents. Net cash provided by operations was $0.6 million for the first quarter of 2007. Net cash provided by operations includes net income of $6.2 million, stock based compensation of $1.4 million, depreciation of $5.8 million and amortization of $0.7 million in addition to various working capital and other items. Inventory decreased $0.4 million partly due to improved inventory management. Accounts receivable increased $0.2 million due to higher sales. Accounts payable, accrued expenses, accrued taxes, prepaid expenses and other items reduced cash flow by $13.3 million due primarily to higher cash payments in the first quarter of 2007 for bonuses, severance and income taxes. Net cash used in investing activities included $5.1 million in capital spending during the first quarter of 2007. In addition, net cash provided by financing activities included net proceeds of debt of $3.1 million and stock option exercises of $2.7 million. The effects of exchange rate changes increased cash by $0.7 million. The net cash provided by operations and financing activities less investing activities plus the effects of exchange rate changes resulted in a $2.4 million net increase in cash. This left the Company with a cash balance of $59.1 million at March 31, 2007.

The ratio of current assets to current liabilities was 2.7 to 1 at the end of the first quarter of 2007 compared to 2.3 to 1 at the end of fiscal 2006 and 2.5 to 1 at the end of the first quarter of 2006. The days sales in receivables were approximately 58 days at the end of the first quarter of 2007, compared to 60 days at the end of fiscal 2006 and 63 days at the end of the first quarter 2006. The days inventory outstanding were approximately 67 days at the end of the first quarter of 2007 compared to 67 days at the end of 2006 and 76 days at end of the first quarter of 2006.

The Company's capital expenditures were $5.1 million for the first quarter of 2007 compared to $4.6 million for the first quarter of 2006. Most of the spending in 2007 relates to manufacturing process improvements, new product introductions and capacity expansion.

The Company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the Company and agreement with the lenders, that expires on July 21, 2011. At March 31, 2007, the Company had $27.0 million outstanding on the revolving credit facility, leaving $48.0 million of borrowing capability available under the revolving credit facility at an interest rate of LIBOR plus 0.50% (5.87% as of March 31, 2007). The Company also had $6.1 million in letters of credit outstanding at March 31, 2007.

The Company has an unsecured bank line of credit in Japan that provides a Yen
0.9 billion (an equivalent of $7.6 million) revolving credit facility at an interest rate of TIBOR plus 0.625% (1.29% as of March 31, 2007). The revolving line of credit balance becomes due on July 21, 2011. At March 31, 2007, the Company had no outstanding borrowings on the Yen facility.

The Company has an unsecured bank line of credit that provides a Taiwanese Dollar 35.0 million (equivalent to $1.1 million) revolving credit facility at an interest rate of two-years Time Deposit plus 0.145% (2.3% as of March 31, 2007). The revolving line of credit becomes due on August 18, 2009. At March 31, 2007, the Company had the equivalent of $0.9 million outstanding borrowings on the Taiwanese Dollar facility.

The Company has various other foreign fixed rate loans outstanding at March 31, 2007, totaling $1.3 million with maturity dates through August 2013.

The domestic bank credit agreement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At March 31, 2007, the Company was in compliance with these covenants.

Outlook

The Company believes its long-term growth strategy, which emphasizes development of new circuit protection products, providing customers with solutions and technical support in all major regions of the world and leveraging low cost production facilities in Asia and Mexico will drive sales growth and reduce costs in each of its segments. In addition, the fundamentals for the Company's major markets appear to be neutral to moderately positive for 2007, although the Company does expect to be negatively affected by an inventory correction in the electronics channels in the first half of 2007.

The Company initiated a series of projects over the last several years to reduce costs in its global manufacturing and distribution operations as well as reduce the cost of purchased materials and transportation. These programs are expected to generate significant cost savings in 2007 and future years. On the other hand, the Company plans to continue to increase research and development spending on new electronic and automotive products in 2007.

The Company is working to expand its share of the circuit protection market by leveraging new products that it has recently acquired or developed as well as improved solution selling capabilities. In the future, the Company will look for opportunities to add to its product portfolio and technical expertise so that it can provide customers with the most complete circuit protection solutions available in the marketplace.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

The statements in this section and in the other sections of this report which are not historical facts contained in this report are intended to be forward-looking statements that involve risks and uncertainties, including, but not limited to, product demand and market acceptance, economic conditions, the impact of competitive products and pricing, product quality problems or product recalls, capacity and supply difficulties or constraints, coal mining exposures in excess of reserves, failure of an indemnification for environmental liability, exchange rate fluctuations, commodity price fluctuations, the effect of the Company's accounting policies, labor disputes, restructuring costs in excess of expectations, pension plan asset returns less than assumed, integration of acquisitions, and other risks which may be detailed in the Company's Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 30, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign exchange rates, customer solvency and commodities.

The Company had debt outstanding at March 31, 2007, in the form of a domestic revolving credit facility and foreign lines of credit at variable rates. While 100% of this debt has variable interest rates, the Company's interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.

A portion of the Company's operations consists of manufacturing and sales activities in foreign countries. The Company has manufacturing facilities in Mexico, Ireland, Germany, China and the Philippines. Substantially all sales in Europe are denominated in Euro, U.S. Dollar and British Pound Sterling , and substantially all sales in the Asia-Pacific region are denominated in U.S. Dollar, Japanese Yen and South Korean Won.

The Company's identifiable foreign exchange exposures result from the purchase and sale of products from affiliates, repayment of intercompany trade and loan amounts and translation of local currency amounts in consolidation of financial results. As international sales were more than half of total sales, a significant portion of the resulting accounts receivable are denominated in foreign currencies. Changes in foreign currency exchange rates or weak economic conditions in the foreign countries in which it manufactures and distributes products could affect the Company's sales, accounts receivable values and financial results. The Company uses netting and offsetting intercompany account management techniques to reduce known foreign currency exposures where possible.

The Company uses various metals in the production of its products, including zinc and copper. The Company's earnings are exposed to fluctuations in the prices of these commodities. The Company does not currently use derivative financial instruments to mitigate this commodity price risk. A 10% increase in the price of zinc and copper would increase costs by approximately $1.1 million and $1.3 million, respectively. A portion of these cost increases would be offset by customer surcharges tied to the prices of these commodities.

The Company does not believe it has significant exposure to market risk from changes in interest rates, foreign exchange rates or commodity prices.

Item 4. Controls and Procedures

As of March 31, 2007, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Report. There were no significant changes in the Company's internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the Company's internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the Company's Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 1A: Risk Factors

         A detailed description of risks that could have a negative impact on our business, revenues and performance results can be found under the caption "Risk Factors" in our most recent Form 10-K, filed on February 27, 2007.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

        (c) The table below provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the first quarter of fiscal 2007:

                                    ISSUER PURCHASES OF EQUITY SECURITIES

                                          Total Number of
                                         Shares Purchased
                                           as Part of
                Number of     Average       Publicly
                  Shares    Price Paid   Announced Plans     Maximum Number of Shares that May Yet Be
Period          Purchased    per Share     or Programs       Purchased Under the Plans or Programs
January 2007        -            -              -                          671,000
February 2007       -            -              -                          671,000
March 2007          -            -              -                          671,000
Total               -            -              -                          671,000

The Company's Board of Directors authorized the repurchase of up to 1,000,000 shares under a program for the period May 1, 2006 to April 30, 2007.

Item 6: Exhibits

Exhibit    Description
-------    -------------------------------------------------------------------------------------------------------------------
3(II)      Littelfuse, Inc. Bylaws, as amended to date (incorporated by reference herein from the Company's Current Report on
           Form 8-K dated February 2, 2007)
10.1       2007 Annual Incentive Plan (as described in the Company's Current Report on Form 8-K dated April 27, 2007, which is incorporated by reference herein)
31.1       Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2       Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LITTELFUSE, INC.

Date:  May 3, 2007                 By  /s/ Philip G. Franklin
                                      --------------------------------
                                          Philip G. Franklin
                                          Vice President, Operations Support and
                                          Chief Financial Officer
                                          (As duly authorized officer and as
                                          the principal financial and accounting
                                          officer)