Form 10-Q
period 2007-06-30
LITTELFUSE INC /DE
filed 2007-08-06
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 0-20388
LITTELFUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3795742

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 East Northwest Highway Des Plaines, Illinois	60016

(Address of principal executive offices)	(Zip Code)
(847) 824-1188
Registrant’s telephone number, including area code:
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑               Accelerated filer ☐               Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
     As of June 30, 2007, 22,355,469 shares of common stock, $.01 par value, of the Registrant were outstanding.

LITTELFUSE, INC.
Condensed Consolidated Balance Sheets
(in thousands, unaudited)

	June 30, 2007	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$49,240	$56,704
Accounts receivable	84,343	83,901
Inventories	65,381	65,961
Deferred income taxes	16,199	12,382
Prepaid expenses and other current assets	10,667	9,821

Total current assets	225,830	228,769

Property, plant, and equipment:
Land	12,904	10,916
Buildings	46,177	45,518
Equipment	284,592	285,758

	343,673	342,192
Accumulated depreciation	(215,814)	(216,676)

Net property, plant and equipment	127,859	125,516

Intangible assets, net of amortization:
Patents , licenses and software	9,664	10,118
Distribution network	14,500	15,209
Trademarks and tradenames	1,369	1,321
Goodwill	67,748	67,500

	93,281	94,148

Investments	5,994	5,231
Long-term deferred tax asset	7,498	9,746
Other assets	3,640	1,556

Total assets	$464,102	$464,966

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,248	$23,334
Accrued payroll	14,673	22,468
Accrued expenses	11,296	12,579
Accrued severance	6,919	10,670
Accrued income taxes	708	4,656
Current portion of long-term debt	7,064	24,328

Total current liabilities	64,908	98,035

Long-term debt, less current portion	1,493	1,785
Accrued severance	22,256	18,879
Accrued post-retirement benefits	28,990	27,971
Other long-term liabilities	14,438	14,488
Minority interest	143	143
Shareholders’ equity	331,874	303,665

Total liabilities and shareholders’ equity	$464,102	$464,966

Common shares issued and outstanding of 22,355,469 and 22,110,674, at June 30, 2007, and December 30, 2006, respectively

LITTELFUSE, INC.
Consolidated Statements of Income
(in thousands, except per share data, unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net sales	$129,149	$137,941	$260,963	$263,552

Cost of sales	87,878	106,652	178,371	187,463

Gross profit	41,271	31,289	82,592	76,089

Selling, general and administrative expenses	23,474	28,599	49,360	54,421
Research and development expenses	5,306	4,790	10,593	9,465
Amortization of intangibles	879	591	1,536	1,111

Operating income (loss)	11,612	(2,691)	21,103	11,092

Interest expense	368	359	830	772
Other income, net	(545)	(939)	(885)	(1,510)

Earnings (loss) from continuing operations before income taxes	11,789	(2,111)	21,158	11,830

Income taxes (benefit)	3,407	(2,560)	6,555	2,598

Earnings from continuing operations	8,382	449	14,603	9,232

Discontinued operations (net of tax)	—	—	—	588

Net income	$8,382	$449	$14,603	$9,820

Net income per share:
Basic:
Continuing operations	$0.38	$0.02	$0.66	$0.41

Discontinued operations	$—	$—	$—	$0.03

Net income	$0.38	$0.02	$0.66	$0.44

Diluted:
Continuing operations	$0.37	$0.02	$0.65	$0.41

Discontinued operations	$—	$—	$—	$0.03

Net income	$0.37	$0.02	$0.65	$0.44

Weighted average shares and equivalent shares outstanding:
Basic	22,294	22,328	22,229	22,293

Diluted	22,516	22,693	22,427	22,612

LITTELFUSE, INC.
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	For the Six Months Ended
	June 30,	July 1,
	2007	2006
Operating activities:
Net income	$14,603	$9,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,145	14,900
Amortization of intangibles	1,536	1,111
Stock-based compensation	2,634	2,704
Changes in operating assets and liabilities:
Accounts receivable	1	(10,622)
Inventories	1,177	496
Accounts payable and accrued expenses	(8,412)	21,566
Accrued taxes	(4,455)	(1,048)
Prepaid expenses and other	(3,222)	802

Net cash provided by operating activities	16,007	39,729

Investing activities:
Purchases of property, plant, and equipment	(13,089)	(9,400)
Purchases of businesses, net of cash acquired	12	(31,526)

Sale of business and property, plant and equipment	—	11,574

Net cash used in investing activities	(13,077)	(29,352)

Financing activities:
Proceeds from debt	30,500	22,858
Payments of debt	(48,025)	(25,298)
Notes receivable, common stock	—	7
Proceeds from exercise of stock options	6,064	3,350

Net cash provided by (used in) financing activities	(11,461)	917

Effect of exchange rate changes on cash	1,067	1,539

Increase (decrease) in cash and cash equivalents	(7,464)	12,833
Cash and cash equivalents at beginning of period	56,704	21,947

Cash and cash equivalents at end of period	$49,240	$34,780

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2007
1. Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, Des Plaines and Elk Grove, Illinois, Irving, Texas, Ireland and Heinrich severance, accrued employee-related costs pursuant to contractual obligations and income tax reserve reclassifications required under FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, considered necessary for a fair presentation have been included. The December 30, 2006 balance of $8.0 million for uncertain income tax positions has been reclassified from accrued income taxes to other long-term liabilities on the Consolidated Balance Sheets. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007. For further information, refer to the Company’s consolidated financial statements and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.
2. Business Segment Information
The Company designs, manufactures and sells circuit protection devices throughout the world. The Company has three reportable geographic segments: Americas, Europe and Asia-Pacific. The circuit protection market in these geographical segments is categorized into three major product areas: electronic, automotive and electrical.
The Company evaluates the performance of each geographic segment based on its sales and net income or loss. The Company accounts for intersegment sales as if the sales were to third parties. The Company’s reportable segments are the geographical regions where the revenue is earned and expenses are incurred. The Company has subsidiaries in Americas, Europe and Asia-Pacific.
Sales to Hong Kong were 16% and 17% of consolidated sales for the three and six months ended June 30, 2007, respectively, and 14% and 15% of consolidated sales for the three and six months ended July 1, 2006. No other foreign country sales exceeded 10% for the three and six months ended June 30, 2007. Sales to no single customer amounted to 10% or more of the Company’s total revenues for the three and six months ended June 30, 2007. Sales to Arrow Pemco Group were 11% and 12% for the three and six months ended July 1, 2006.
Information concerning the operations in these geographic segments for the three and six months ended June 30, 2007, and July 1, 2006, is as follows (in thousands):

	Three Months	Three Months	Six Months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net Sales

Americas	$49,894	$57,536	$100,477	$111,830
Europe	29,471	29,398	60,187	57,477
Asia-Pacific	49,784	51,007	100,299	94,245

Consolidated total	$129,149	$137,941	$260,963	$263,552

Intersegment sales

Americas	$47,463	$53,942	$96,740	$96,554
Europe	12,906	20,287	27,802	42,056
Asia-Pacific	33,643	24,050	64,429	48,786

Combined total	94,012	98,279	188,971	187,396
Eliminations	(94,012)	(98,279)	(188,971)	(187,396)

Consolidated total	$—	$—	$—	$—

	Three Months	Three Months	Six Months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Interest expense

Americas	$336	$329	$783	$703
Europe	19	15	23	45
Asia-Pacific	13	15	24	24

Consolidated total	$368	$359	$830	$772

Depreciation and amortization

Americas	$4,323	$3,921	$7,964	$7,636
Europe	956	4,574	1,811	6,371
Asia-Pacific	1,993	784	3,906	2,004

Consolidated total	$7,272	$9,279	$13,681	$16,011

Other (income) expense

Americas	$(227)	$(763)	$(362)	$(835)
Europe	(298)	129	(230)	(332)
Asia-Pacific	(20)	(305)	(293)	(343)

Consolidated total	$(545)	$(939)	$(885)	$(1,510)

Income taxes

Americas	$1,876	$(2,135)	$2,170	$1,092
Europe	896	(1,515)	2,503	(704)
Asia-Pacific	635	1,090	1,882	2,210

Consolidated total	$3,407	$(2,560)	$6,555	$2,598

Earnings (loss) from continuing operations

Americas	$1,395	$12,011	$(67)	$16,024
Europe	3,116	(16,442)	5,765	(16,875)
Asia-Pacific	3,871	4,880	8,905	10,083

Consolidated total	$8,382	$449	$14,603	$9,232

Net income (loss)

Americas	$1,395	$12,011	$(67)	$16,024
Europe	3,116	(16,442)	5,765	(16,287)
Asia-Pacific	3,871	4,880	8,905	10,083

Consolidated total	$8,382	$449	$14,603	$9,820

Net sales

Electronic	$82,223	$94,817	$168,305	$178,743
Automotive	33,818	31,555	67,536	62,581
Electrical	13,108	11,569	25,122	22,228

Consolidated total	$129,149	$137,941	$260,963	$263,552
Identifiable assets

	June 30, 2007	December 30, 2006
Americas	$203,308	$227,322
Europe	151,125	159,639
Asia-Pacific	147,775	148,526

Combined total	502,208	535,487
Eliminations	(137,381)	(169,900)

Consolidated total	$364,827	$365,587

3. Inventories
The components of inventories are as follows (in thousands):

	June 30, 2007	December 30, 2006
Raw material	$17,407	$15,043
Work in process	16,315	15,838
Finished goods	31,659	35,080

Total	$65,381	$65,961

4. Debt Obligations
The Company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the Company and agreement with the lenders, that expires on July 21, 2011. At June 30, 2007, the Company had $6.5 million outstanding on the revolving credit facility, leaving $68.5 million of borrowing capability available under the revolving credit facility at an interest rate of LIBOR plus 0.50% (5.87% as of June 30, 2007). The Company also had $6.1 million in letters of credit outstanding at June 30, 2007.
The Company has an unsecured bank line of credit in Japan that provides a Yen 0.9 billion (an equivalent of $7.3 million) revolving credit facility at an interest rate of TIBOR plus 0.625% (1.385% as of June 30, 2007). The revolving line of credit balance becomes due on July 21, 2011. At June 30, 2007, the Company had no outstanding borrowings on the Yen facility.
The Company has an unsecured bank line of credit that provides a Taiwanese Dollar 35.0 million (equivalent to $1.1 million) revolving credit facility at an interest rate of two-years Time Deposit plus 0.145% (2.3% as of June 30, 2007). The revolving line of credit becomes due on August 18, 2009. At June 30, 2007, the Company had the equivalent of $0.8 million outstanding borrowings on the Taiwanese Dollar facility.
The Company has various other foreign fixed rate loans outstanding at June 30, 2007, totaling $1.3 million with maturity dates through August 2013.
The domestic bank credit agreement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At June 30, 2007, the Company was in compliance with these covenants.
5. Per Share Data
Net income per share amounts for the three and six months ended June 30, 2007, and July 1, 2006, are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net income	$8,382	$449	$14,603	$9,820

Average shares outstanding — Basic	22,294	22,328	22,229	22,293

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net effect of dilutive stock options and restricted shares
— Diluted	222	365	198	319

Average shares outstanding
— Diluted	22,516	22,693	22,427	22,612

Net income per share
— Basic	$0.38	$0.02	$0.66	$0.44

— Diluted	$0.37	$0.02	$0.65	$0.44

Potential shares of common stock relating to stock options excluded from the EPS calculation because their effect would be anti-dilutive were 803,489 and 797,410 for the three and six months ended June 30, 2007 and 685,157 and 704,929 for the three and six months ended July 1, 2006, respectively.
6. Acquisitions
On February 3, 2006, the Company acquired SurgX Corporation (“SurgX”) for $2.5 million. All of the assets of SurgX were classified as patents in the Americas segment with an average useful life of seven years. The SurgX acquisition expands the Company’s product offering and strengthens the Company’s position in the circuit protection industry. SurgX is included in the Company’s financial statements since the date of acquisition. Pro forma financial information is not presented due to amounts not being materially different than actual results.
On May 30, 2006, the Company acquired all of the common stock of Concord Semiconductor (“Concord”) for $23.8 million in cash, net of cash acquired of $1.2 million, and acquisition costs of approximately $0.2 million. The Company funded the acquisition with $14.0 million in cash and $10.0 million of borrowings on an existing revolving line of credit.
Littelfuse has continued to operate Concord’s electronics business subsequent to the acquisition. The Concord acquisition expands the Company’s product offering and strengthens the Company’s position in the circuit protection industry.
The acquisition was accounted for using the purchase method of accounting and the operations of Concord are included in the Company’s operations from the date of acquisition. The following table sets forth the purchase price allocation for the acquisition of Concord in accordance with the purchase method of accounting with adjustments to record the acquired assets and liabilities of Concord at their estimated fair market or net realizable values.

Purchase price allocation (in thousands)

Current assets	$7,548
Property, plant and equipment	7,903
Patents and licenses	4,477
Distribution network	6,906
Goodwill	6,356
Current liabilities	(2,975)
Deferred taxes	(3,593)
Long-term debt	(2,657)

$23,965

All Concord goodwill and intangible assets are recorded in the Asia-Pacific segment. Patents and licenses have an average estimated useful life of approximately four years. Pro forma financial information is not presented due to amounts not being materially different than actual results.
On June 26, 2006, the Company acquired Catalina Performance Accessories, Inc. (“Catalina”) for $4.5 million. The Company acquired $0.4 million of accounts receivable, $0.5 million of inventory and a $3.6 million distribution network. The distribution network was reported in the Americas segment with a useful life of ten years. The Catalina acquisition expands the Company’s product offering and strengthens the Company’s position in the circuit protection industry. Catalina is included in the Company’s financial statements since the date of acquisition. Pro forma financial information is not presented due to amounts not being materially different than actual results.
On August 1, 2006 the Company acquired the gas discharge tube (GDT) assets of SRC Devices, Inc. (“SRC”), for $6.0 million in cash, subject to post-closing purchase price adjustments. The Company acquired $0.3 million of inventory, $0.9 million of fixed assets, and $2.2 million of distribution network, with the excess purchase price of $2.6 million recorded as goodwill. The distribution network was reported in the Americas segment with a useful life of nine years. The SRC acquisition expands the Company’s product offering and strengthens the Company’s position in the circuit protection industry. SRC is included in the Company’s financial statements since the date of acquisition. Pro forma financial information is not presented due to amounts not being materially different than actual results. The Company has moved a portion of the production of the GDT product line from the SRC manufacturing facility in Mexico to its existing operation in Suzhou, China, with the remaining production expected to be moved during the third quarter of 2007.
On July 31, 2007, the Company acquired the assets of Song Long Electronics Co., Ltd. for approximately $5.5 million. This acquisition is expected to close during the third quarter of 2007.
Goodwill for all of the above acquisitions is expected to be deductible for tax purposes.
7. Discontinued Operations
In February 2006, the Company sold the Efen business that consisted of production and sales facilities in Uebigau and Eltville, Germany and Kaposvar, Hungary. The Company obtained Efen as part of its acquisition of Heinrich in May 2004. Results of operations for Efen have been reclassified and presented as discontinued operations for 2006. Efen is part of the European segment for reporting purposes. Due to the Efen sale taking place in February 2006, the results of Efen were no longer recorded in the Consolidated Statements of Income after the first quarter of 2006.
Efen’s results are summarized as follows for the periods ending (in thousands):

	June 30, 2007	July 1, 2006*

Net sales	$—	$3,789
Income before taxes	—	773
Income taxes	—	324

Net income	$—	$449

*	Additionally, for the period ended December 30, 2006, discontinued operations in the Consolidated Statements of Income includes a gain on the sale of assets of $139 (net of tax of $85) relating to Efen.
The Efen product line was sold for Euro 9.5 million (approximately $11.6 million) in February 2006. In connection with the sale, a pretax loss of approximately $0.0 million was recognized, resulting in an after tax gain of $0.1 million after recognizing a tax benefit on the sale of $0.1 million. No assets or liabilities related to Efen existed on the Consolidated Balance Sheet at June 30, 2007 or December 31, 2006.
8. Restructuring
During 2005, the Company announced a downsizing of the European segment’s Ireland operation and outsourcing of more of its varistor manufacturing to lower cost Asian subcontractors. A liability of $4.9 million was recorded related to redundancy costs for the manufacturing operation associated with this downsizing. This restructuring impacts approximately 35 associates in various production and support related roles. These costs were paid in 2005 and 2006. In the second quarter of 2006, an additional $17.1 million, consisting of $20.0 million of accrued severance less a statutory rebate of $2.9 million recorded as a current asset, was recorded as part of cost of sales related to the closure of the entire facility. During the second quarter of 2007 an additional $0.2 million was recorded as part of cost of sales related to the accumulation of additional severance benefits based upon current year service. This restructuring is part of the Company’s strategy to expand operations in Asia in order to be closer to current and potential customers and take advantage of lower manufacturing costs. This portion of the restructuring impacts approximately 131 employees. Restructuring charges are based upon each associate’s current salary and length of service with the Company. These costs will be paid through 2008.

Ireland restructuring (in thousands)

Balance at October 1, 2005	$4,900
Additions	—
Payments	(897)

Balance at December 31, 2005	4,003
Additions	20,019
Payments	(1,414)

Balance at December 30, 2006	$22,608

Additions	—
Payments	(201)

Balance at March 31, 2007	$22,407

Additions	179
Payments	(1,309)

Balance at June 30, 2007	$21,277

During the first quarter of 2006, the Company recorded a $2.1 million charge related to the downsizing of the European segment’s Heinrich operations. Manufacturing related charges of $0.9 million are recorded as part of cost of sales and non-manufacturing related charges of $1.2 million are recorded as part of selling, general and administrative expenses. During the second quarter of 2006 additional expense of $0.5 million was recognized primarily as part of selling, general and administrative expenses. During the third quarter of 2006, additional expense of $2.4 million was recorded. Manufacturing related charges of $1.4 million are recorded as part of cost of sales and non-manufacturing related charges of $1.0 million are recorded as part of selling, general and administrative expenses. During the first quarter of 2007, additional expense of $0.6 million was recorded as part of cost of sales. These charges are primarily for redundancy costs to be paid through 2007. Employees affected by this downsizing include technical, production, administrative and support employees. A summary of activity of this liability is as follows:

Heinrich restructuring (in thousands)

Balance at December 31, 2005	$—
Additions	4,995
Payments	(632)

Balance at December 30, 2006	$4,363

Additions	629
Payments	(3,243)

Balance at March 31, 2007	$1,749

Additions	—
Payments	(536)

Balance at June 30, 2007	$1,213

During December 2006 the Company announced the closure of its America’s segment’s Irving, Texas facility and the transfer of its semiconductor wafer manufacturing from Irving, Texas to Wuxi, China in a phased transition from 2007 to 2010. A liability of $1.9 million was recorded related to redundancy costs for the manufacturing operation associated with this downsizing. This charge was recorded as part of cost of sales. The total cost expected to be incurred through 2010 is $6.5 million. The amounts not yet recognized relate to retention costs that will be incurred over the remaining closure period. This restructuring impacts approximately 180 associates in various production and support related roles and the costs relating to the restructuring will be paid over the period 2007 to 2010. A summary of activity of this liability is as follows:

Irving, Texas restructuring (in thousands)

Balance at December 31, 2005	$—
Additions	1,890
Payments	—

Balance at December 30, 2006	$1,890

Additions	318
Payments	—

Balance at March 31, 2007	$2,208

Additions	392
Payments	(78)

Balance at June 30, 2007	$2,522

During March 2007, the Company announced the closure of its America’s segment’s Des Plaines and Elk Grove, Illinois facilities and the transfer of its manufacturing from Des Plaines, Illinois to the Philippines and Mexico in a phased transition from 2007 to 2009. A liability of $3.5 million was recorded related to redundancy costs for the manufacturing and distribution operations associated with this downsizing. Manufacturing related charges of $3.0 million are recorded as part of cost of sales and non-manufacturing related charges of $0.5 million are recorded as part of selling, general and administrative expenses. The total cost expected to be incurred through 2009 is $7.1 million. The amounts not yet recognized relate to retention costs that will be incurred over the remaining closure period. This restructuring impacts approximately 307 associates in various production and support related roles and the costs relating to the restructuring will be paid over the period 2007 to 2009. A summary of activity of this liability is as follows:

Des Plaines and Elk Grove, Illinois (in thousands)

Balance at December 30, 2006	$102
Additions	3,458
Payments	(70)

Balance at March 31, 2007	$3,490

Additions	476
Payments	—

Balance at June 30, 2007	$3,966

9. Pensions
The components of net periodic benefit cost for the three and six months ended June 30, 2007, compared with the three and six months ended July 1, 2006, were (in thousands):

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	U.S. Pension Benefits				Foreign Plans
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$798	$798	$1,596	$1,596	$281	$361	$562	$722
Interest cost	950	950	1,900	1,900	511	495	1,022	990
Expected return on plan assets	(1,057)	(1,037)	(2,114)	(2,074)	(529)	(496)	(1,059)	(992)
Amortization of prior service cost	3	2	5	4	(3)	(3)	(7)	(6)
Amortization of transition asset	—	—	—	—	(28)	(27)	(57)	(54)
Amortization of net (gain) loss	14	14	28	28	77	74	154	148

Total cost of the plan	708	727	1,415	1,454	309	404	615	808
Expected plan participants’ contribution	—	—	—	—	(81)	(89)	(161)	(178)

Net periodic benefit cost	$708	$727	$1,415	$1,454	$228	$315	$454	$630

The expected rate of return on U.S. pension assets is 8.50% and 8.50% in 2007 and 2006, respectively. The expected rate of return on foreign pension assets is 6.70% and 6.70% in 2007 and 2006, respectively.
10. Income Taxes
The effective income tax rate for the second quarter of 2007 was 28.9% compared to an effective tax rate of 34.0% in the second quarter of last year. The current quarter effective tax rate was lower than the prior year quarter primarily due to income earned in lower tax jurisdictions and less repatriation of cash from lower tax jurisdictions in the current year.
In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.
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
11. Comprehensive Income
The following table sets forth the computation of comprehensive income for the three and six months ended June 30, 2007 and July 1, 2006, respectively:

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net income	$8,382	$449	$14,603	$9,820
Other comprehensive income:
Currency translation adjustments	2,284	1,711	3,349	4,809
Unrealized gain (loss) on available-for-sale securities, net of income taxes	23	(440)	642	(596)

Comprehensive income	$10,689	$1,720	$18,594	$14,033

12. Subsequent Event
On July 3, 2007 the Company completed the sale of excess land in Ireland. The Company received approximately $8.7 million in cash and recognized a pre-tax gain of $7.8 million in the third quarter of 2007 related to this sale.
On July 31, 2007, the Company acquired the assets of Song Long Electronics Co., Ltd. for approximately $5.5 million.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net Sales by Geography and Market*
(in millions)

	Second Quarter			Year-to-Date
	2007	2006	% Change	2007	2006	% Change
Geography
AMERICAS	$51.1	$57.9	(12)%	$102.6	$112.5	(9)%
EUROPE	29.4	29.0	1%	60.6	56.8	7%
ASIA-PACIFIC	48.6	51.0	(5)%	97.8	94.3	4%

Total	$129.1	$137.9	(6)%	$261.0	$263.6	(1)%

	Second Quarter			Year-to-Date
	2007	2006	% Change	2007	2006	% Change
Market
ELECTRONICS	$82.2	$94.8	(13)%	$168.3	$178.8	(6)%
AUTOMOTIVE	33.8	31.6	7%	67.6	62.6	8%
ELECTRICAL	13.1	11.5	14%	25.1	22.2	13%

Total	$129.1	$137.9	(6)%	$261.0	$263.6	(1)%

*	Sales by geography represent sales to customer or distributor locations.
Results of Operations
Second Quarter, 2007
Sales decreased $8.8 million or 6% to $129.1 million in the second quarter of 2007, compared to $137.9 million in the second quarter of 2006 due to lower sales in the Americas and Asia primarily resulting from weakness in the sales of the Company’s electronics products. Acquisitions (including sales from Concord, SRC and Catalina) added approximately $4 million of incremental sales to the second quarter of 2007 compared to the second quarter of 2006.
On a geographic basis, sales in the Americas decreased $6.8 million or 12% in the second quarter of 2007, compared to the second quarter of last year. Within the Americas, the electronics business declined $9.0 million or 28% due to weaker demand from North American distributors reflecting distributor inventory correction and weakness in the telecommunications-sector. Sales of electrical products increased $1.5 million due to improved end-market demand and realization of price increases. Automotive sales in the Americas increased $0.7 million primarily due to higher sales to the aftermarket. Europe sales increased $0.4 million or 1% in the second quarter of 2007 compared to the second quarter of 2006 due to favorable currency effects partially offset by weaker electronics sales. Asia-Pacific sales decreased $2.4 million or 5% compared to the prior year second quarter. The decrease in Asia-Pacific sales was due to reduced demand for telecommunications and channel inventory correction. Exchange rate changes increased sales by $2.3 million in the second quarter of 2007 compared to the prior year, primarily due to changes in the euro rate.

Gross profit was $41.3 million or 32.0% of sales for the second quarter of 2007, compared to $31.3 million or 22.7% of sales in the same quarter last year. The second quarter of 2007 includes severance and asset write-downs of $0.3 million. The second quarter of 2006 includes $17.1 million of Ireland severance expense related to the plant closing. Gross profit for the second quarter of 2007 compared to the prior year quarter was negatively impacted by lower plant utilization, higher commodity prices, and costs related to moving manufacturing operations from Europe and the U.S. to Asia and Mexico, which include retention bonuses, accelerated depreciation, equipment move costs and redundant overhead.
Total operating expense was $29.7 million or 23.0% of sales for the second quarter of 2007 compared to $34.0 million or 24.6% of sales for the same quarter in the prior year. The decrease in operating expense in the second quarter of 2007 compared to the prior year was due primarily to lower bonus expense in 2007 and a $2.8 million write-down of German assets in the second quarter of 2006.
Operating income (loss) was $11.6 million or 9.0% of sales for the second quarter of 2007 compared to ($2.7) million or (2.0)% of sales for the same quarter of last year. The increase in operating income is due to the improvements in gross profit and operating expenses discussed above.
Interest expense was $0.4 million in the second quarter of 2007 and 2006 as average debt levels and interest rates remained relatively constant during each quarter. Other income decreased $0.4 million to $0.5 million for the second quarter of 2007 compared to $0.9 million in the second quarter of last year primarily due to lower royalty income in 2007 resulting from the expiration of a royalty agreement.
Earnings (loss) from continuing operations before and income taxes was $11.8 million for the second quarter 2007 compared to ($2.1) million for the second quarter of 2006. Income taxes were $3.4 million for the second quarter of 2007 compared to a benefit of $2.6 million in the second quarter of last year. The 2006 income tax benefit includes a $2.8 million benefit related to the recognition of certain previous years net operating losses from the Teccor acquisition partially offset by $0.9 million of charges.
Net income for the second quarter of 2007 was $8.4 million or $0.37 per diluted share compared to $0.4 million or $0.02 per diluted share for the same quarter of last year due to the factors discussed above.
Six Months, 2007
Sales for the first six months of 2007 decreased 1% to $261.0 million from $263.6 million for the first six months of last year. Acquisitions (including sales from Concord, SRC and Catalina) added approximately $9 million of incremental sales to the first six months of 2007 compared to the first six months of 2006. On a geographic basis, sales in the Americas decreased $9.9 million or 9% in the first six months of 2007 compared to the prior year due primarily to lower North American electronic sales reflecting distributor inventory correction and weakness in the telecommunications sector. Partially offsetting the lower North American electronic sales was an increase in electrical sales of $2.9 million or 13.4% as a result of improved end-market demand and realization of price increases. Europe sales increased $3.8 million or 7% in the first six months of 2007 compared to the prior year largely due to favorable currency effects. Asia-Pacific sales increased $3.5 million or 4% for the first six months of 2007 compared to the same period in the prior year primarily due to increased electronics sales throughout the region. Increases in automotive sales of $0.5 million also contributed to the Asia-Pacific growth reflecting share gain in the growing Asian markets outside of Japan. Changes in exchanges rates had the effect of increasing sales by $5.2 million for the first six months of 2007 compared to the prior year mainly due to the change in the euro rate.
Gross profit was $82.6 million or 31.6% of sales for the first six months of 2007 compared to $76.1 million or 28.9% of sales for the first six months of last year. The first six months of 2007 includes $3.9 million of expense primarily related to severance in Des Plaines, Illinois and Germany. The second quarter of 2006 includes $17.1 million of Ireland severance expense related to the plant closing and $0.9 million of severance for Germany. Gross profit for the first six months of 2007 compared to the prior year period was negatively impacted by lower plant utilization, higher commodity prices, and costs related to moving manufacturing operations from Europe and the U.S. to Asia and Mexico, which include retention bonuses, accelerated depreciation, equipment move costs and redundant overhead.

Total operating expense was $61.5 million or 23.6% of sales for the first six months of 2007 compared to $65.0 million or 24.7% of sales last year. The decrease in operating expense compared to the prior year period was due primarily to lower bonus expense in 2007 and a $2.8 million write-down of German assets in 2006.
Operating income for the first six months of 2007 was $21.1 million or 8.1% of sales compared to $11.1 million or 4.2% of sales for the prior year. The increase in operating income was due to the improvements in gross profit and operating expenses discussed above.
Interest expense was $0.8 million for the first six months of 2007 and 2006. Other income decreased $0.6 million to $0.9 million for the first six months of 2007 compared to $1.5 million for the first six months of 2006 primarily due to lower royalty income in 2007 resulting from the expiration of a royalty agreement.
Earnings from continuing operations before income taxes was $21.2 million for the first six months of 2007 compared to $11.8 million the first six months of last year. Income taxes were $6.6 million for the first six months of 2007 compared to $2.6 million for the first six months of last year. Income taxes for the first six months of 2006 include a $2.8 million benefit related to the recognition of certain previous years net operating losses from the Teccor acquisition partially offset by $0.9 million of charges.
Net income for the first six months of 2007 was $14.6 million compared to $9.8 million for the same period last year. Earnings per share for the first six months of 2007 was $0.65 per diluted share compared to $0.44 per diluted share last year.
Liquidity and Capital Resources
Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.
The EFEN business, which is presented as a discontinued operation, did not contribute significantly to cash from operations for the first six months of 2006.
Littelfuse started the 2007 year with $56.7 million of cash and cash equivalents. Net cash provided by operations was $16.0 million for the first six months. Net cash provided by operations includes net income of $14.6 million, stock based compensation of $2.6 million, depreciation of $12.1 million and amortization of $1.5 million in addition to various working capital and other items. Inventory decreased $1.2 million due to improved inventory management. Accounts payable, accrued expenses, prepaid expenses and other items reduced cash flow by $16.1 million, primarily due to higher cash payments for bonuses, severance and income taxes in the first six months of 2007. Net cash used in investing activities included $13.1 million in capital spending for the first six months of 2007. In addition, net cash used in financing activities included net payments of debt of $17.5 million offset by stock option exercises of $6.1 million. The effects of exchange rate changes increased cash by $1.1 million. The net cash provided by operations and financing activities less investing activities plus the effects of exchange rate changes resulted in a $7.5 million net decrease in cash. This left the Company with a cash balance of $49.2 million at June 30, 2007.
The days sales in receivables was approximately 59 days at the end of the second quarter of 2007, compared to 60 days at the end of fiscal 2006 and 64 days at the end of the second quarter of 2006. The days inventory outstanding was approximately 68 days at the end of the second quarter of 2007 compared to 67 days at the end of 2006 and 56 days at end of the second quarter of 2006.
The Company’s capital expenditures were $8.0 million for the second quarter of 2007 compared to $4.8 million for the second quarter of 2006. The increase in spending in 2007 relates primarily to moving manufacturing operations from Europe and the U.S. to Asia and Mexico.
The Company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the Company and agreement with the lenders, that expires on July 21, 2011. At June 30, 2007, the Company had available $68.5 million of borrowing capability under the revolving credit facility at an interest rate of LIBOR plus 0.5% (5.87% as of June 30, 2007). The Company also had $6.1 million in letters of credit outstanding at June 30, 2007
The domestic bank credit agreement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At June 30, 2007, the Company was in compliance with these covenants.
The Company has an unsecured bank line of credit in Japan that provides a Yen 0.9 billion revolving credit facility (an equivalent of $7.3 million) at an interest rate of TIBOR plus 0.625% (1.385% as of March 31, 2007). The revolving line of credit balance becomes due on July 21, 2011. At June 30, 2007, the Company had no outstanding borrowings on the Yen facility.
The Company also has an unsecured bank line of credit that provides a Taiwanese Dollar 35.0 million revolving credit facility (an equivalent of $1.1 million) at an interest rate of two-years Time Deposit plus 0.145% (2.3% as of June 30, 2007). The revolving line of credit becomes due on August 18, 2009. At June 30, 2007, the Company had an equivalent $0.8 million outstanding on the Taiwanese Dollar facility.
The Company also has various other fixed rate loans at June 30, 2007 totaling $1.3 million with maturity dates through August 2013.
Outlook
The Company believes its long-term growth strategy, which emphasizes development of new circuit protection products, providing customers with solutions and technical support in all major regions of the world and leveraging low cost production facilities in Asia and Mexico will drive sales growth and reduce costs in each of its segments. In addition, the fundamentals for the Company’s major markets appear to be neutral to moderately positive for 2007.
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
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
The statements in this section and in the other sections of this report which are not historical facts contained in this report are intended to be forward-looking statements that involve risks and uncertainties, including, but not limited to, product demand and market acceptance, economic conditions, the impact of competitive products and pricing, product quality problems or product recalls, capacity and supply difficulties or constraints, coal mining exposures in excess of reserves, failure of an indemnification for environmental liability, exchange rate fluctuations, commodity price fluctuations, the effect of the Company’s accounting policies, labor disputes, restructuring costs in excess of expectations, pension plan asset returns less than assumed, integration of acquisitions, and other risks which may be detailed in the Company’s Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk from changes in interest rates, foreign exchange rates, customer solvency and commodities.
The Company had debt outstanding at June 30, 2007, in the form of a domestic revolving credit facility and foreign lines of credit at variable rates. While 100% of this debt has variable interest rates, the Company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.
A portion of the Company’s operations consists of manufacturing and sales activities in foreign countries. The Company has manufacturing facilities in Mexico, Ireland, Germany, China and the Philippines. Substantially all sales in Europe are denominated in Euro, U.S. Dollar and British Pound Sterling, and substantially all sales in the Asia-Pacific region are denominated in U.S. Dollar, Japanese Yen and South Korean Won.
The Company’s identifiable foreign exchange exposures result from the purchase and sale of products from affiliates, repayment of intercompany trade and loan amounts and translation of local currency amounts in consolidation of financial results. As international sales were more than half of total sales, a significant portion of the resulting accounts receivable are denominated in foreign currencies. Changes in foreign currency exchange rates or weak economic conditions in the foreign countries in which it manufactures and distributes products could affect the Company’s sales, accounts receivable values and financial results. The Company uses netting and offsetting intercompany account management techniques to reduce known foreign currency exposures where possible.
The Company uses various metals in the production of its products, including zinc and copper. The Company’s earnings are exposed to fluctuations in the prices of these commodities. The Company does not currently use derivative financial instruments to mitigate this commodity price risk. A 10% increase in the price of zinc and copper would increase costs by approximately $1.1 million and $1.3 million, respectively. A portion of these cost increases would be offset by customer surcharges tied to the prices of these commodities.
The Company does not believe it has significant exposure to market risk from changes in interest rates or foreign exchange rates.
Item 4. Controls and Procedures
As of June 30, 2007, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Report. There were no significant changes in the Company’s internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the Company’s internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the Company’s Chief Executive Officer and Chief Financial Officer.

PART II — OTHER INFORMATION
Item 1A: Risk Factors
A detailed description of risks that could have a negative impact on our business, revenues and performance results can be found under the caption “Risk Factors” in our most recent Form 10-K, filed on February 27, 2007.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The table below provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the second quarter of fiscal 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
April 2007	—	—	—	671,000

May 2007	—	—	—	1,000,000

June 2007	—	—	—	1,000,000

Total	—	—	—	1,000,000
The Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares under a program for the period May 1, 2007 to April 30, 2008.
Item 4: Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of stockholders of Littelfuse, Inc. was held on April 27, 2007.

(b)	John P. Driscoll, Anthony Grillo, Gordon Hunter, John E. Major and Ronald L. Schubel were reelected as directors at the meeting. William P. Noglows was elected by the stockholders as a director at the meeting.

(c)	The following votes were taken in connection with the election of directors at the meeting:

Director	Votes For	Votes Withheld	Abstentions	Broker Non-Votes

John P. Driscoll	18,895,978	129,008	—	—

Anthony Grillo	18,465,297	559,689	—	—

Gordon Hunter	18,479,997	544,989	—	—

John E. Major	18,368,597	656,389	—	—

William P. Noglows	18,895,608	129,378	—	—

Ronald L. Schubel	17,886,803	1,138,183	—	—

     The proposal to ratify the Board of Director’s appointment of Ernst &Young LLP as the Company’s independent registered public accounting firm for the fiscal year of the Company ending December 29, 2007 was approved. The following votes were taken in connection with this proposal:

Proposal	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

Ratification of the Board of Director’s appointment of Ernst & Young LLP as independent registered public accounting firm for fiscal 2007	18,237,306	770,482	—	17,198	—
     The proposal to approve the amendment, restatement and renaming of the Littelfuse, Inc. Outside Directors’ Stock Option Plan to the Littelfuse, Inc. Outside Directors’ Equity Plan, was approved. The following votes were taken in connection with this proposal:

Proposal	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

Outside Directors’ Equity Plan	16,127,447	2,053,065	—	20,656	—
(d)	Not applicable

Item 6: Exhibits

Exhibit	Description

10.1	Littelfuse, Inc. Outside Directors’ Equity Plan (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement for Annual Meeting of Stockholders to be held on April 27, 2007)

10.2	Littelfuse, Inc. Summary of Executive Officer Compensation (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 27, 2007)

10.3
Form of Stock Option Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 27, 2007)

10.4
Form of Performance Shares Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated April 27, 2007)

10.5
Form of Stock Option Award Agreement under the Littelfuse, Inc. Outside Directors’ Equity Plan (incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated April 27, 2007)

10.6
Form of Restricted Stock Unit Award Agreement under the Littelfuse, Inc. Outside Directors’ Equity Plan (incorporated herein by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K dated April 27, 2007)

31.1	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.
Date: August 3, 2007	By	/s/ Philip G. Franklin
Philip G. Franklin
Vice President, Operations Support and Chief Financial Officer (As duly authorized officer and as the principal financial and accounting officer)