Form 10-Q
period 2007-09-29
LITTELFUSE INC /DE
filed 2007-11-01
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 0-20388
LITTELFUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3795742

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

800 East Northwest Highway
Des Plaines, Illinois	60016

(Address of principal executive offices)	(Zip Code)
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
     Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
     As of September 29, 2007, 22,363,173 shares of common stock, $.01 par value, of the Registrant were outstanding.

LITTELFUSE, INC.
Condensed Consolidated Balance Sheets
(in thousands, unaudited)

	September 29, 2007	December 30, 2006

Assets Current assets:
Cash and cash equivalents	$57,716	$56,704
Accounts receivable	90,166	83,901
Inventories	59,990	65,961
Deferred income taxes	15,309	12,382
Prepaid expenses and other current assets	14,566	9,821

Total current assets	237,747	228,769

Property, plant, and equipment:
Land	12,323	10,916
Buildings	47,528	45,518
Equipment	265,428	285,758

	325,279	342,192
Accumulated depreciation	(189,566)	(216,676)

Net property, plant and equipment	135,713	125,516

Intangible assets, net of amortization:
Patents , licenses and software	9,464	10,118
Distribution network	14,164	15,209
Trademarks and tradenames	1,283	1,321
Goodwill	72,545	67,500

	97,456	94,148

Investments	6,339	5,231
Long-term deferred tax asset	8,661	9,746
Other assets	1,309	1,556

Total assets	$487,225	$464,966

Liabilities and Shareholders’ Equity Current liabilities:
Accounts payable	$26,815	$23,334
Accrued payroll	16,546	22,468
Accrued expenses	14,173	12,579
Accrued severance	17,949	10,670
Accrued income taxes	4,251	4,656
Current portion of long-term debt	6,565	24,328

Total current liabilities	86,299	98,035

Long-term debt, less current portion	1,355	1,785
Accrued severance	11,191	18,879
Accrued post-retirement benefits	24,074	27,971
Other long-term liabilities	11,294	14,488
Minority interest	143	143
Shareholders’ equity	352,869	303,665

Total liabilities and shareholders’ equity	$487,225	$464,966

Common shares issued and outstanding
of 22,363,173 and 22,110,674,
at September 29, 2007, and December 30, 2006, respectively

LITTELFUSE, INC.
Consolidated Statements of Income
(in thousands, except per share data, unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2007	2006	2007	2006

Net sales	$140,215	$143,471	$401,178	$407,023

Cost of sales	93,926	96,386	272,297	283,849

Gross profit	46,289	47,085	128,881	123,174

Selling, general and administrative expenses	27,578	29,174	76,938	83,595
Research and development expenses	5,644	4,634	16,237	14,099
Gain on sale of Ireland property	(8,037)	—	(8,037)	—
Amortization of intangibles	877	909	2,413	2,020

Operating income	20,227	12,368	41,330	23,460

Interest expense	207	480	1,037	1,252
Other expense (income), net	195	(117)	(690)	(1,627)

Earnings from continuing operations before income taxes and income taxes.	19,825	12,005	40,983	23,835

Income taxes	5,531	2,645	12,086	5,243

Earnings from continuing operations	14,294	9,360	28,897	18,592

Discontinued operations (net of tax).	—	—	—	588

Net income	$14,294	$9,360	$28,897	$19,180

Net income per share:
Basic:
Continuing operations	$0.64	$0.42	$1.30	$0.83

Discontinued operations	$—	$—	$—	$0.03

Net income	$0.64	$0.42	$1.30	$0.86

Diluted:
Continuing operations	$0.64	$0.42	$1.29	$0.82

Discontinued operations	$—	$—	$—	$0.03

Net income	$0.64	$0.42	$1.29	$0.85

Weighted average shares and equivalent shares outstanding:
Basic	22,359	22,347	22,272	22,308

Diluted	22,499	22,504	22,445	22,440

LITTELFUSE, INC.
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	For the Nine Months Ended
	Sept 29,	Sept 30,
	2007	2006

Operating activities:
Net income	$28,897	$19,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,503	23,199
Amortization of intangibles	2,413	2,020
Stock-based compensation	3,795	3,903
Gain on sale of Ireland property	(8,037)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,356)	(13,914)
Inventories	7,182	392
Accounts payable and accrued expenses	(7,350)	24,975
Accrued taxes	(4,373)	(6,289)
Prepaid expenses and other	(4,400)	900

Net cash provided by operating activities	31,274	54,366

Investing activities:
Purchases of property, plant, and equipment	(26,215)	(14,116)
Purchases of businesses, net of cash acquired	(4,507)	(37,642)
Sale of business and property, plant and equipment	8,593	11,574

Net cash used in investing activities	(22,129)	(40,184)

Financing activities:
Proceeds from debt	41,700	35,273
Payments of debt	(59,866)	(35,935)
Notes receivable, common stock	—	7
Proceeds from exercise of stock options	6,205	5,984
Excess tax benefit on share-based compensation	1,005	408
Purchase of treasury stock	—	(652)

Net cash (used in) provided by financing activities	(10,956)	5,085

Effect of exchange rate changes on cash	2,823	1,675

Increase in cash and cash equivalents	1,012	20,942
Cash and cash equivalents at beginning of period	56,704	21,947

Cash and cash equivalents at end of period	$57,716	$42,889

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 29, 2007
1. Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, Des Plaines and Elk Grove, Illinois, Irving, Texas, Ireland and Heinrich severance, accrued employee-related costs pursuant to contractual obligations, the gain recognized related to the sale of property in Ireland, pension related expense associated with the U.K. pension plan and income tax reserve reclassifications required under FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, considered necessary for a fair presentation have been included. The December 30, 2006 balance of $8.0 million for uncertain income tax positions has been reclassified from accrued income taxes to other long-term liabilities on the Consolidated Balance Sheets. Operating results for the three and nine months ended September 29, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007. For further information, refer to the Company’s consolidated financial statements and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.
2. Business Segment Information
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources. The CODM has historically evaluated the operations and reported the enterprise by geography segment for the purpose of SFAS No. 131. Over the last several quarters, the Company has made a number of organizational changes that have changed the information the CODM receives and how the CODM evaluates the Company’s operations. These structural changes have increased the importance of the Company’s reliance on business unit performance compared to geographic. As such, the Company determined in the third quarter of 2007 that business units now represent operating segments, as defined in SFAS No. 131, and therefore have reported these business units as separate segments. In accordance with SFAS No. 131, the Company has also provided this business unit segment information for all comparable prior periods.
The Company’s operating segments include the electronics business, the automotive business, and the electrical business. Each of the operating segments is directly responsible for sales, marketing and research & development. Manufacturing, purchasing, logistics, customer service, finance, information technology and human resources are shared functions which are allocated back to the three operating segments.
The Chief Operating Decision Maker, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), is the Company’s President and Chief Executive Officer (CEO). The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes.
The Company reports the financial results of the following operating segments:
•	Electronics Business. Provides circuit protection components and expertise to leading global manufacturers of a wide range of electronic products including mobile phones, computers, LCD TV’s, telecommunications equipment, medical devices, lighting products and white goods. The Electronics Business has the broadest product offering in the industry including fuses, PTC’s, varistors, diodes, thyristors, gas discharge tubes and polymer ESD protectors

•	Automotive Business. Provides circuit protection products to the worldwide passenger vehicle, off-road truck & bus and automotive aftermarket segments. Products include blade fuses, high current fuses, battery cable protectors and varistors
•	Electrical Business. Provides circuit protection products, hazard assessments, and safety services for industrial and commercial customers. Products include power fuses and other circuit protection devices that are used in commercial and industrial buildings and large equipment such as HVAC systems, elevators and machine tools
Sales, marketing and research & development expenses are charged directly into each operating segment. All other functions are shared by the operating segments and expenses for these shared functions are allocated to the operating segments and included in the operating results reported below. The CODM does not evaluate operating segments using discrete asset information. The Company does not report inter-segment revenue because the operating segments do not record it. The Company does not allocate interest and other income, interest expense, or taxes to operating segments. Although the CODM uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments. Except as discussed above, the accounting policies for segment reporting are the same as for Littelfuse as a whole.
Export sales to Hong Kong were 20.1% and 17.9% of consolidated sales for the three and nine months ended September 29, 2007, respectively. No other foreign country sales exceeded 10% for the three and nine months ended September 29, 2007. Export sales to Hong Kong were 18.5% and 15.5% of consolidated sales for the three and nine months ended September 30, 2006, respectively. No other foreign country sales exceeded 10% for the three and nine months ended September 30, 2006. Sales to no single customer amounted to 10% or more of the Company’s total revenues for the three and nine months ended September 29, 2007. Sales to Arrow Pemco Group were 8.9% and 10.7% of consolidated sales for the three and nine months ended September 30, 2006, respectively. Sales to no other single customer amounted to 10% or more of the Company’s total revenues for the three and nine months ended September 30, 2006.
Segment information is summarized as follows:

	Three Months	Three Months	Nine Months	Nine months
	Ended	Ended	Ended	Ended
	Sept 29, 2007	Sept 30, 2006	Sept 29, 2007	Sept 30, 2006

Net sales

Electronic	$92,439	$101,118	$260,744	$279,858
Automotive	33,882	30,225	101,416	92,810
Electrical	13,894	12,128	39,018	34,355

Total net revenue	$140,215	$143,471	$401,178	$407,023

Operating income (loss)

Electronic	$6,277	$11,172	$17,248	$31,020
Automotive	5,168	2,353	14,561	10,955
Electrical	3,294	2,734	8,938	7,274
Other	5,488	(3,891)	583	(25,789)

Total operating income	$20,227	$12,368	$41,330	$23,460

Interest expense	$207	$480	$1,037	$1,252
Other (income) expense	$195	$(117)	$(690)	$(1,627)

Earnings from continuing operations before taxes	$19,825	$12,005	$40,983	$23,835
Income taxes	$5,531	$2,645	$12,086	$5,243

Earnings from continuing operations	$14,294	$9,360	$28,897	$18,592
Discontinued operations (net of tax)	$—	$—	$—	$588

Net income	$14,294	$9,360	$28,897	$19,180

Net sales

Americas	$51,828	$54,574	$152,305	$166,404
Europe	28,312	27,777	88,499	85,254
Asia-Pacific	60,075	61,120	160,374	155,365

Consolidated total	$140,215	$143,471	$401,178	$407,023

Identifiable assets

	September 29, 2007	December 30, 2006

Americas	$206,308	$227,322
Europe	134,126	159,639
Asia-Pacific	165,081	148,526

Combined total	505,515	535,487
Eliminations	(122,085)	(169,900)

Consolidated total	$383,430	$365,587

3. Inventories
The components of inventories are as follows (in thousands):

	September 29,	December 30,
	2007	2006

Raw material	$17,309	$15,043
Work in process	13,480	15,838
Finished goods	29,201	35,080

Total	$59,990	$65,961

4. Debt Obligations
The Company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the Company and agreement with the lenders, that expires on July 21, 2011. At September 29, 2007, the Company had $6.0 million outstanding on the revolving credit facility, leaving $69.0 million of borrowing capability available under the revolving credit facility at an interest rate of LIBOR plus 0.50% (6.06% as of September 29, 2007). The Company also had $6.3 million in letters of credit outstanding at September 29, 2007.
The Company has an unsecured bank line of credit in Japan that provides a Yen 0.9 billion (an equivalent of $7.8 million) revolving credit facility at an interest rate of TIBOR plus 0.625% (1.651% as of September 29, 2007). The revolving line of credit balance becomes due on July 21, 2011. At September 29, 2007, the Company had no outstanding borrowings on the Yen facility.
The Company has an unsecured bank line of credit that provides a Taiwanese Dollar 35.0 million (equivalent to $1.1 million) revolving credit facility at an interest rate of two-years Time Deposit plus 0.145% (2.3% as of September 29, 2007). The revolving line of credit becomes due on August 18, 2009. At September 29, 2007, the Company had the equivalent of $0.7 million of outstanding borrowings on the Taiwanese Dollar facility.
The Company has various other foreign fixed rate loans outstanding at September 29, 2007, totaling $1.2 million with maturity dates through August 2013.
The domestic bank credit agreement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At September 29, 2007, the Company was in compliance with these covenants.

5. Per Share Data
Net income per share amounts for the three and nine months ended September 29, 2007, and September 30, 2006, are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2007	2006	2007	2006

Net income	$14,294	$9,360	$28,897	$19,180

Average shares outstanding — Basic	22,359	22,347	22,272	22,308

Net effect of dilutive stock options and restricted shares
- Diluted	140	157	173	132

Average shares outstanding
- Diluted	22,499	22,504	22,445	22,440

Net income per share
- Basic	$0.64	$0.42	$1.30	$0.86

- Diluted	$0.64	$0.42	$1.29	$0.85

Potential shares of common stock relating to stock options excluded from the EPS calculation because their effect would be anti-dilutive were 1,200,127 and 840,917 for the three and nine months ended September 29, 2007 and 1,150,052 and 1,059,066 for the three and nine months ended September 30, 2006, respectively.
6. Acquisitions
On February 3, 2006, the Company acquired SurgX Corporation (“SurgX”) for $2.5 million. All of the assets of SurgX were classified as patents in the Electronics segment with an average useful life of seven years. The SurgX acquisition expands the Company’s product offering and strengthens the Company’s position in the circuit protection industry. SurgX is included in the Company’s financial statements since the date of acquisition. Pro forma financial information is not presented due to amounts not being materially different than actual results.
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

$23,965

All Concord goodwill and intangible assets are recorded in the Electronics segment. Patents and licenses have an average estimated useful life of approximately four years. Pro forma financial information is not presented due to amounts not being materially different than actual results.
On June 26, 2006, the Company acquired Catalina Performance Accessories, Inc. (“Catalina”) for $4.5 million. The Company acquired $0.4 million of accounts receivable, $0.5 million of inventory and a $3.6 million distribution network. The distribution network was reported in the Automotive segment with a useful life of ten years. The Catalina acquisition expands the Company’s product offering and strengthens the Company’s position in the circuit protection industry. Catalina is included in the Company’s financial statements since the date of acquisition. Pro forma financial information is not presented due to amounts not being materially different than actual results.
On August 1, 2006 the Company acquired the gas discharge tube (GDT) assets of SRC Devices, Inc. (“SRC”), for $6.0 million in cash, subject to post-closing purchase price adjustments. The Company acquired $0.3 million of inventory, $0.9 million of fixed assets, and $2.2 million of distribution network, with the excess purchase price of $2.6 million recorded as goodwill. The distribution network was reported in the Electronics segment with a useful life of nine years. The SRC acquisition expands the Company’s product offering and strengthens the Company’s position in the circuit protection industry. SRC is included in the Company’s financial statements since the date of acquisition. Pro forma financial information is not presented due to amounts not being materially different than actual results. The Company completed its move of the production of the GDT product line from the SRC manufacturing facility in Mexico to its existing operation in Suzhou, China during the third quarter of 2007.
On July 31, 2007, the Company acquired the assets of Song Long Electronics Co., Ltd. (“Song Long”) for approximately $5.5 million and acquisition costs of approximately $0.5 million. The final purchase price is subject to revision as the Company negotiates working capital adjustments to the purchase price. $1.2 million of the estimated purchase price has been held back by the Company pending resolution of these negotiations. All Song Long goodwill and assets are recorded in the Electronics segment at estimated fair values. The purchase price allocations are estimates and subject to revision as the Company completes its negotiation and fair value analysis. Pro forma financial information is not present due to amounts not being materially different than actual results. The following table sets forth the preliminary purchase price allocation for Song Long’s assets in accordance with the purchase method of accounting with adjustments to record the acquired assets at their estimated fair market or net realizable values.

Purchase price allocation (in thousands)
Property, plant and equipment	$1,290
Goodwill	4,679

$5,969

Goodwill for all of the above acquisitions is expected to be deductible for tax purposes.
7. Discontinued Operations
In February 2006, the Company sold the Efen business that consisted of production and sales facilities in Uebigau and Eltville, Germany and Kaposvar, Hungary. The Company obtained Efen as part of its acquisition of Heinrich in May 2004. Results of operations for Efen have been reclassified and presented as discontinued operations for 2006. Efen is reflected as a discontinued operation in reporting the change between operating income by segment and consolidated net income.. Due to the Efen sale taking place in February 2006, the results of Efen were no longer recorded in the Consolidated Statements of Income after the first quarter of 2006.

Efen’s results are summarized as follows for the periods ending (in thousands):

	Sept 29,	Sept 30,
	2007	2006*

Net sales	$—	$3,789
Income before taxes	—	773
Income taxes	—	324

Net income	$—	$449

*Additionally, for the period ended December 30, 2006, discontinued operations in the Consolidated Statements of Income includes a gain on the sale of assets of $139 (net of tax of $85) relating to Efen.
The Efen product line was sold for Euro 9.5 million (approximately $11.6 million) in February 2006. In connection with the sale, a pretax loss of approximately $0.0 million was recognized, resulting in an after tax gain of $0.1 million after recognizing a tax benefit on the sale of $0.1 million. No assets or liabilities related to Efen existed on the Consolidated Balance Sheet at September 29, 2007 or December 31, 2006.
8. Restructuring Charges
During 2005, the Company announced a downsizing of the Ireland operation and outsourcing of more of its varistor manufacturing to lower cost Asian subcontractors. Charges related to this downsizing are recorded in Other for segment reporting purposes. A liability of $4.9 million was recorded related to redundancy costs for the manufacturing operation associated with this downsizing. This restructuring impacts approximately 35 associates in various production and support related roles. These costs were paid in 2005 and 2006. In the second quarter of 2006, an additional $17.1 million, net of $2.9 million statutory rebate consisting of $20.0 million of accrued severance less a statutory rebate of $2.9 million recorded as a current asset, was recorded as part of cost of sales related to the closure of the entire facility. During the second quarter and third quarter of 2007 an additional $0.2 million and $0.6 million, respectively was recorded as part of cost of sales related to the accumulation of additional severance benefits based upon current year service. This restructuring is part of the Company’s strategy to expand operations in Asia in order to be closer to current and potential customers and take advantage of lower manufacturing costs. This portion of the restructuring impacts approximately 131 employees. Restructuring charges are based upon each associate’s current salary and length of service with the Company. These costs will be paid through 2008.

Ireland restructuring (in thousands)
Balance at October 1, 2005	$4,900
Additions	—
Payments	(897)

Balance at December 31, 2005	4,003
Additions	20,019
Payments	(2,473)
Exchange rate impact	1,059

Balance at December 30, 2006	$22,608

Additions	—
Payments	(280)
Exchange rate impact	79

Balance at March 31, 2007	$22,407

Additions	179
Payments	(1,337)
Exchange rate impact	28

Balance at June 30, 2007	$21,277

Additions	569
Payments	(1,959)
Exchange rate impact	1,128

Balance at September 29, 2007	$21,015

During the first quarter of 2006, the Company recorded a $2.1 million charge related to the downsizing of the Heinrich operations. Manufacturing related charges of $0.9 million are recorded as part of cost of sales and non-manufacturing related charges of $1.2 million are recorded as part of selling, general and administrative expenses. During the second quarter of 2006 additional expense of $0.5 million was recognized primarily as part of selling, general and administrative expenses. During the third quarter of 2006, additional expense of $2.4 million was recorded. Manufacturing related charges of $1.4 million are recorded as part of cost of sales and non-manufacturing related charges of $1.0 million are recorded as part of selling, general and administrative expenses. During the first quarter of 2007, additional expense of $0.6 million was recorded as part of cost of sales. These charges are primarily for redundancy costs to be paid through 2007. All charges related to this downsizing are recorded in Other for segment reporting purposes. Employees affected by this downsizing include technical, production, administrative and support employees. A summary of activity of this liability is as follows:

Heinrich restructuring (in thousands)
Balance at December 31, 2005	$—
Additions	4,995
Payments	(632)

Balance at December 30, 2006	$4,363

Additions	629
Payments	(3,243)

Balance at March 31, 2007	$1,749

Additions	—
Payments	(536)

Balance at June 30, 2007	$1,213

Additions	—
Payments	(535)

Balance at September 29, 2007	$678

During December 2006 the Company announced the closure of its Irving, Texas facility and the transfer of its semiconductor wafer manufacturing from Irving, Texas to Wuxi, China in a phased transition from 2007 to 2010. A liability of $1.9 million was recorded related to redundancy costs for the manufacturing operation associated with this downsizing. This charge was recorded as part of cost of sales. All charges related to this downsizing are recorded in Other for segment reporting purposes. The total cost expected to be incurred through 2010 is $6.5 million. The amounts not yet recognized relate to retention costs that will be incurred over the remaining closure period. This restructuring impacts approximately 180 associates in various production and support related roles and the costs relating to the restructuring will be paid over the period 2007 to 2010. A summary of activity of this liability is as follows:

Irving, Texas restructuring (in thousands)
Balance at December 31, 2005	$—
Additions	1,890
Payments	—

Balance at December 30, 2006	$1,890

Additions	318
Payments	—

Balance at March 31, 2007	$2,208

Additions	392
Payments	(78)

Balance at June 30, 2007	$2,522

Additions	438
Payments	(200)

Balance at September 29, 2007	$2,760

During March 2007, the Company announced the closure of its Des Plaines and Elk Grove, Illinois facilities and the transfer of its manufacturing from Des Plaines, Illinois to the Philippines and Mexico in a phased transition from 2007 to 2009. A liability of $3.5 million was recorded related to redundancy costs for the manufacturing and distribution operations associated with this downsizing. Manufacturing related charges of $3.0 million are recorded as part of cost of sales and non-manufacturing related charges of $0.5 million are recorded as part of selling, general and administrative expenses. All charges related to this downsizing are recorded in Other for segment reporting purposes. The total cost expected to be incurred through 2009 is $7.1 million. The amounts not yet recognized relate to retention costs that will be incurred over the remaining closure period. This restructuring impacts approximately 307 associates in various production and support related roles and the costs relating to the restructuring will be paid over the period 2007 to 2009. A summary of activity of this liability is as follows:

Des Plaines and Elk Grove, Illinois (in thousands)
Balance at December 30, 2006	$102
Additions	3,458
Payments	(70)

Balance at March 31, 2007	$3,490

Additions	476
Payments	—

Balance at June 30, 2007	$3,966

Additions	556
Payments	(99)

Balance at September 29, 2007	$4,423

9. Pensions
The components of net periodic benefit cost for the three and nine months ended September 29, 2007, compared with the three and nine months ended September 30, 2006, were (in thousands):

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	U.S. Pension Benefits				Foreign Plans
	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$798	$798	$2,394	$2,394	$281	$361	$843	$1,083
Interest cost	950	950	2,850	2,850	511	495	1,533	1,485
Expected return on plan assets	(1,057)	(1,037)	(3,171)	(3,110)	(529)	(496)	(1,587)	(1,488)
Amortization of prior service cost	3	2	9	7	(3)	(3)	(9)	(9)
Amortization of transition asset	—	—	—	—	(28)	(27)	(84)	(81)
Amortization of net (gain) loss	14	14	42	43	77	74	231	222
Settlement cost	—	—	—	—	1,847	—	1,847	—

Total cost of the plan	708	727	2,124	2,184	2,156	404	2,774	1,212
Expected plan participants’ contribution	—	—	—	—	(81)	(89)	(243)	(267)

Net periodic benefit cost	$708	$727	$2,124	$2,184	$2,075	$315	$2,531	$945

During the third quarter of 2007 the Company recognized $1.8 million of additional expense associated with the settlement of pension obligations associated with its U.K. pension plan.
The expected rate of return on pension assets is 8.50% and 8.50% in 2007 and 2006, respectively. The expected rate of return on foreign pension assets is 6.70% and 6.70% in 2007 and 2006, respectively.
10. Income Taxes
The effective income tax rate for the third quarter of 2007 was 27.9% compared to an effective tax rate of 22.0% in the third quarter of last year. The current quarter effective income tax rate was higher than the prior year quarter primarily due to income earned in higher tax jurisdictions partially offset by a $2.8 million decrease in income tax reserves due to the lapsing of statutes of limitations, and more repatriation of cash from lower tax jurisdictions, as well as a $1.2 million benefit recorded in the prior year quarter for a favorable reserve adjustment.
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
11. Comprehensive Income
The following table sets forth the computation of comprehensive income for the three and nine months ended September 29, 2007 and September 30, 2006, respectively:

	Three months ended		Nine months ended
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2007	2006	2007	2006

Net income	$14,294	$9,360	$28,897	$19,180
Other comprehensive income:
Currency translation adjustments	5,483	1,719	8,832	6,528
Unrealized gain (loss) on available-for-sale securities, net of income taxes	24	(134)	666	(730)

Comprehensive income	$19,801	$10,945	$38,395	$24,978

12. Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure various financial instruments and certain other items at fair value in order to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net Sales by Geography and Market
(in millions)

	Third Quarter			Year-to-Date
	2007	2006	% Change	2007	2006	% Change

Geography*
AMERICAS	$52.9	$55.4	(5)%	$155.5	$167.9	(7)%
EUROPE	28.2	27.9	1%	88.8	84.7	5%
ASIA-PACIFIC	59.1	60.1	(2)%	156.9	154.4	2%

Total	$140.2	$143.4	(2)%	$401.2	$407.0	(1)%

	Third Quarter			Year-to-Date
	2007	2006%	Change	2007	2006	% Change

Market
ELECTRONICS	$92.4	$101.1	(9)%	$260.7	$279.9	(7)%
AUTOMOTIVE	33.9	30.2	12%	101.5	92.8	9%
ELECTRICAL	13.9	12.1	15%	39.0	34.3	14%

Total	$140.2	$143.4	(2)%	$401.2	$407.0	(1)%

*  Sales are defined based upon shipped to destination. Segment reporting reflects sales based upon origination.
Results of Operations
Third Quarter, 2007
Sales decreased $3.2 million or 2% to $140.2 million in the third quarter of 2007, compared to $143.4 million in the third quarter of 2006 due to weaker electronic sales partially offset by higher sales in the automotive and electrical markets. Electronic sales decreased $8.7 million or 9% to $92.4 million in the third quarter of 2007, compared to $101.1 million in the third quarter of 2006. The decrease in electronic sales was driven by weaker distributor demand due primarily to an unusually strong third quarter of 2006 which benefited from inventory increases at distributors. Automotive sales increased $3.7 million or 12% to $33.9 million in the third quarter of 2007, compared to $30.2 million in the third quarter of 2006. The increase in automotive sales was due to growth in the off-road truck and bus segment and new products for the passenger vehicle segment Electrical sales increased $1.8 million or 15% to $13.9 million in the third quarter of 2007, compared to $12.1 million in the third quarter of 2006 due to price increases over the prior year quarter and improvements in the industrial market.
On a geographic basis, sales in the Americas decreased $2.5 million or 5% in the third quarter of 2007, compared to the third quarter of last year. Within the Americas the electronics business experienced a decline of $5.4 million reflecting weaker demand from North American distributors due primarily to an unusually strong third quarter of 2006 which benefited from inventory increases at distributors. Automotive OEM sales increased $0.8 million due to growth in the off-road truck and bus segment and new products for the passenger vehicle segment. The electrical business grew $1.7 million in the Americas due to price increases over the prior year quarter and improvements in the industrial market. Europe sales increased $0.3 million or 1% in the third quarter of 2007 compared to the third quarter of 2006. The increase in European sales was primarily due to increased automotive sales of $2.3 million partially offset by a $2.0 million decrease in electronic distributor sales. The automotive sales increase was due to favorable currency effects and growth in both the passenger vehicle and off-road, truck and bus segments. The lower electronics sales reflect decreased demand from electronics distributors. Asia-Pacific sales decreased $1.0 million or 2% compared to the prior year third quarter. The decrease in Asia-Pacific sales was mainly the result of an unusually strong third quarter of 2006 due primarily to distributor inventory increases. Automotive sales increased by $0.3 million in the Asia-Pacific region reflecting continued share gain in the growing Asian markets outside of Japan. Exchange rates had a favorable $2.5 million effect on sales in the third quarter of 2007 compared to the prior year quarter primarily due to strengthening of the Euro.
Gross profit was $46.3 million or 33.0% of sales for the third quarter of 2007, compared to $47.1 million or 32.8% of sales in the same quarter last year. The third quarter of 2007 includes $1.5 million of charges related to employee severance while the third quarter of 2006 includes $2.1 million of asset write-downs and employee-related cost pursuant to contract obligations. Excluding the severance, asset write-downs and employee-related costs pursuant to contractual obligations, the third quarter 2007 gross margin was 33.4% in 2007 compared to 34.3% in 2006. The lower 2007 gross margin reflect unfavorable operating leverage and higher costs related to manufacturing transfers.
Total operating expense was $26.1 million or 18.6% of sales for the third quarter of 2007 compared to $34.7 million or 24.2% of sales for the same quarter in the prior year. Special items included in operating expenses for the third quarter of 2007 include a gain on the sale of land in Ireland of $8.0 million partially offset by an unfavorable pension expense adjustment of $1.8 million from the settlement of U.K pension obligation. Special items included in operating expenses in the third quarter of 2006 include $0.8 million for asset write-downs and $1.0 million of employee-related cost pursuant to contract obligations. Excluding special items, operating expenses were $32.0 million in 2007 compared to $33.0 million for 2006, reflecting lower bonus and salary expense partially offset by $1.0 million of additional research and development spending to support the Company’s solution selling strategy.
Operating income was $20.2 million or 14.4% of sales for the third quarter of 2007 compared to $12.4 million or 8.6% of sales for the same quarter of last year. The increase in operating income compared to the prior year was due to the gain on the sale of Ireland property and lower severance and asset write-down charges partially offset by lower sales, unfavorable operating leverage, the settlement of the pension obligation, and higher commodity prices.
Interest expense was $0.2 million in the third quarter of 2007 compared to $0.5 million in the third quarter of the prior year reflecting a lower average debt balance in 2007 compared to the prior year quarter. Other expense was $0.2 million for the third quarter of 2007 compared to other income of $0.1 million in the third quarter of last year.
Earnings from continuing operations before income taxes was $19.8 million for the third quarter 2007 compared to $12.0 million for the third quarter of 2006. Income taxes were $5.5 million or a 28% effective rate, for the third quarter of 2007 compared to $2.6 million or a 22% effective tax rate, in the third quarter of last year. Income taxes in the prior year quarter include a $1.2 million benefit related to a favorable tax reserve adjustment.
Net income for the third quarter of 2006 was $14.3 million or $0.64 per diluted share compared to $9.4 million or $0.42 per diluted share for the same quarter of last year due to the factors discussed above.
Nine Months, 2007
Sales for the first nine months of 2007 decreased 1% to $401.2 million from $407.0 million for the first nine months of last year due to weaker electronic sales partially offset by higher sales in the automotive and electrical markets. Electronic sales decreased $19.2 million or 7% to $260.7 million for the first nine months of 2007, compared to $279.9 million for the first nine months of 2006. The decrease in electronic sales reflects the North American distributor inventory correction in the first half of 2007 and lower demand in the telecommunications segment partially offset by increased improvements in Asian markets for digital consumer products. Automotive sales increased $8.7 million or 9% to $101.5 million for the first nine months of 2007, compared to $92.8 million for the first nine months of 2006. The increase in automotive sales was due to growth in the off-road truck and bus segment, new products for the passenger vehicle segment and gains in the growing Asian markets outside of Japan. Electrical sales increased $4.7 million or 14% to $39.0 million for the first nine months of 2007, compared to $34.3 million for the first nine months of 2006 due to price increases over the prior year quarter and improvements in the industrial market.
On a geographic basis, sales in the Americas decreased $12.4 million or 7% in the first nine months of 2007 compared to the prior year due primarily to lower North American electronics distributor sales partially offset by increased electrical sales. North American electronic sales for the current year decreased $19.0 million compared to the prior year primarily reflecting the distributor inventory correction in the first half of 2007 and lower demand in the telecommunications segment. Electrical sales for the current year increased $4.6 million compared to the prior year reflecting price increases and a strong industrial market. Europe sales increased $4.1 million or 5% in the first nine months of 2007 compared to the prior year largely due to favorable currency effects and increased automotive sales partially offset by lower sales to electronic distributors. Asia-Pacific sales increased $2.5 million or 2% for the first nine months of 2007 compared to the same period in the prior year primarily due to increased electronics sales throughout the region driven largely by improvements in the markets for digital consumer products. Automotive sales also increased by $0.9 million over the prior year reflecting share gain in the growing Asian markets outside of Japan. Favorable changes in exchange rates had the effect of increasing sales by $7.4 million for the first nine months of 2007 compared to the prior year.
Gross profit was $128.9 million or 32.1% of sales for the first nine months of 2007 compared to $123.2 million or 30.3% of sales for the first nine months of last year. The 2007 gross margin percentage increased compared to the prior year as lower sales volume and related operating leverage was offset by 2006 Ireland severance charges of $17.1 million. Additionally, the first nine months of 2007 includes severance and asset write-down charges of $4.3 million while the first nine months of 2006 includes severance and asset write-down charges of $3.0 million.
Total operating expense was $87.6 million or 21.8% of sales for the first nine months of 2007 compared to $99.7 million or 24.5% of sales last year. The decrease in operating expenses reflects a gain recorded in the third quarter of 2007 on the sale of land in Ireland of $8.0 million, lower bonus expense and lower severance and asset-write-

downs partially offset by higher research and development spending of $2.1 million to support the Company’s solution selling strategy.
Operating income for the first nine months of 2007 was $41.3 million or 10.3% of sales compared to $23.5 million or 5.8% of sales for the prior year. The improvement in operating income compared to the prior year was due to a gain recorded on the sale of property in Ireland, lower severance and asset write-down charges partially offset by lower sales and plant operating leverage.
Interest expense was $1.0 million for the first nine months of 2007 compared to $1.3 million last year due to lower average debt levels. Other income was $0.7 million for the first nine months of 2007 compared to $1.6 million for the same period last year primarily due to lower foreign currency revaluation expense recognized in the current year.
Earnings from continuing operations before income taxes was $41.0 million for the first nine months of 2007 compared to $23.8 million the first nine months of last year. Income taxes were $12.1 million for the first nine months of 2007 compared to $5.2 million for the first nine months of last year. Income taxes for the first nine months of 2006 include a $2.8 million benefit related to the recognition of certain previous years net operating losses from the Teccor acquisition and a $1.2 million favorable tax reserve adjustment partially offset by $0.9 million of charges.
Net income for the first nine months of 2007 was $28.9 million compared to $19.2 million for the same period last year. Earnings per share for the first nine months of 2007 was $1.29 per diluted share compared to $0.85 per diluted share last year.
Liquidity and Capital Resources
Assuming no material adverse changes in market conditions or interest rates, management expects that the Company will have sufficient cash from operations to support both its operations and its current debt obligations for the foreseeable future.
Littelfuse started the 2007 year with $56.7 million of cash and cash equivalents. Net cash provided by operations was $31.3 million for the first nine months of 2007. Net cash provided by operations includes net income of $28.9 million, stock based compensation of $3.8 million, depreciation of $18.5 million, amortization of $2.4 million and the reduction of cash flow from operations of $4.9 million for the after-tax gain on the sale of Ireland property in addition to various working capital and other items. Accounts receivable increased $5.3 million due primarily to the timing of cash receipts. Inventory decreased $7.2 million due to improved inventory management. Accounts payable, accrued expenses, prepaid expenses and other items reduced cash flow by $19.3 million, primarily due to higher cash payments for bonuses, severance and income taxes in the first nine months of 2007. Net cash used in investing activities included $26.2 million in capital spending for the first nine months of 2007, $4.5 million for the purchase of Song Long and cash received of $8.6 million related to the sale of property in Ireland. In addition, net cash used in financing activities included net payments of debt of $18.1 million offset by stock option exercises of $6.2 million and excess tax benefits on share-based compensation of $1.0 million. The effects of exchange rate changes increased cash by $2.8 million. The net cash provided by operations and financing activities less investing activities plus the effects of exchange rate changes resulted in a $1.0 million net increase in cash. This left the Company with a cash balance of $57.7 million at September 29, 2007.
The EFEN business, which is presented as a discontinued operation, did not contribute significantly to cash from operations for the first, second and third quarters of 2007 or 2006.
The days sales in receivables was approximately 59 days at the end of the third quarter of 2007, compared to 60 days at the end of fiscal 2006 and 63 days at the end of the third quarter of 2006. The days inventory outstanding was approximately 58 days at the end of the third quarter of 2007 compared to 67 days at the end of 2006 and 63 days at end of the third quarter of 2006.
The Company’s capital expenditures were $26.2 million for nine months of 2007 compared to $14.1 million for nine months of 2006. The increase in spending in 2007 relates primarily to moving manufacturing operations from Europe and the U.S. to Asia and Mexico.

The Company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the Company and agreement with the lenders, that expires on July 21, 2011. At September 29, 2007, the Company had available $69.0 million of borrowing capability under the revolving credit facility at an interest rate of LIBOR plus 0.5% (6.06% as of September 29, 2007). The Company also had $6.3 million in letters of credit outstanding at September 29, 2007.
The domestic bank credit agreement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At September 29, 2007, the Company was in compliance with these covenants.
The Company has an unsecured bank line of credit in Japan that provides a Yen 0.9 billion revolving credit facility (an equivalent of $7.8 million) at an interest rate of TIBOR plus 0.625% (1.651% as of September 29, 2007). The revolving line of credit balance becomes due on July 21, 2011. At September 29, 2007, the Company had no outstanding borrowings on the Yen facility.
The Company also has an unsecured bank line of credit that provides a Taiwanese Dollar 35.0 million revolving credit facility (an equivalent of $1.1 million) at an interest rate of two-years Time Deposit plus 0.145% (2.3% as of September 29, 2007). The revolving line of credit becomes due on August 18, 2009. At September 29, 2007, the Company had an equivalent $0.7 million outstanding on the Taiwanese Dollar facility.
The Company also has various other fixed rate loans at September 29, 2007 totaling $1.2 million with maturity dates through August 2013.
Outlook
The Company believes its long-term growth strategy, which emphasizes development of new circuit protection products, providing customers with solutions and technical support in all major regions of the world and leveraging low cost production facilities in Asia and Mexico will drive sales growth and reduce costs in each of its segments. In addition, the fundamentals for the Company’s major markets appear to be neutral to moderately positive for the remainder of 2007.
The Company initiated a series of projects over the last several years to reduce costs in its global manufacturing and distribution operations as well as reduce the cost of purchased materials and transportation. These programs are expected to generate significant cost savings in 2009 and future years. On the other hand, the Company plans to continue to increase research and development spending on new electronic and automotive products in 2008.
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
The Company had debt outstanding at September 29, 2007, in the form of a domestic revolving credit facility and foreign lines of credit at variable rates. While 100% of this debt has variable interest rates, the Company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.
A substantial portion of the Company’s operations consists of manufacturing and sales activities in foreign countries. The Company has manufacturing facilities in Mexico, Ireland, Germany, China and the Philippines. Substantially all sales in Europe are denominated in Euro, U.S. Dollar and British Pound Sterling, and substantially all sales in the Asia-Pacific region are denominated in U.S. Dollar, Japanese Yen and South Korean Won.
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
The Company uses various metals in the production of its products, including zinc and copper. The Company’s earnings are exposed to fluctuations in the prices of these commodities. The Company does not currently use derivative financial instruments to mitigate this commodity price risk. A 10% increase in the price of zinc and copper would increase costs by approximately $0.9 million and $1.2 million, respectively. A portion of these cost increases would be offset by customer surcharges tied to the prices of these commodities.
The Company does not believe it has significant exposure to market risk from changes in interest rates or foreign exchange rates.
Item 4. Controls and Procedures
As of September 29, 2007, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Report. There were no significant changes in the Company’s internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the Company’s internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the Company’s Chief Executive Officer and Chief Financial Officer.

PART II — OTHER INFORMATION
Item 1A: Risk Factors
A detailed description of risks that could have a negative impact on our business, revenues and performance results can be found under the caption “Risk Factors” in our most recent Form 10-K, filed on February 27, 2007.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The table below provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the third quarter of fiscal 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number of Shares
			Purchased as Part of	Maximum Number of Shares
	Total Number of	Average Price	Publicly Announced	that May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Plans or Programs	Under the Plans or Programs

July 2007	—	—	—	1,000,000

August 2007	—	—	—	1,000,000

September 2007	—	—	—	1,000,000

Total	—	—	—	1,000,000
The Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares under a program for the period May 1, 2007 to April 30, 2008.
Item 6: Exhibits

Exhibit	Description

31.1	Certification of Gordon Hunter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Philip G. Franklin, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 29, 2007, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.
Date: November 1, 2007	By:	/s/ Philip G. Franklin
Philip G. Franklin
Vice President, Operations Support and Chief Financial Officer (As duly authorized officer and as the principal financial and accounting officer)