Form 10-K
period 2007-12-29
LITTELFUSE INC /DE
filed 2008-02-27
CIK 889331

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [X]   Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
  (Mark One)      for the fiscal year ended December 29, 2007 or
             [ ]   Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                        for the transition period from to

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

                                                              Name of
                                                           Each Exchange
                                                             On Which
Title of Each Class                                         Registered
----------------------------                        ----------------------------
Common Stock, $.01 par value                        Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [X] Accelerated filer [ ] Smaller reporting company [ ] Non-accelerated filer [ ]
(Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      The aggregate market value of 22,355,469 shares of voting stock held by non-affiliates of the registrant was approximately $754,944,188 based on the last reported sale price of the registrant's Common Stock as reported on the Nasdaq Global Select Market on June 30, 2007.

      As of February 22, 2008, the registrant had outstanding 22,710,618 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Littelfuse, Inc. Proxy Statement for the 2008 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated into Part III of this Form 10-K. Portions of the Littelfuse, Inc. Annual Report to Stockholders for the year ended December 29, 2007 (the "Annual Report to Stockholders") are incorporated into Parts II and III of this Form 10-K and are filed as Exhibit
13.1 to this Form 10-K.

                                     PART I

The statements in this section, the letter to shareholders and the other sections of our Annual Report to Shareholders filed herewith and in this Annual Report on Form 10-K that are not historical facts are intended to constitute "forward-looking statements" entitled to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 ("PSRLA"). These statements may involve risks and uncertainties, including, but not limited to, risks relating to product demand and market acceptance, economic conditions, the impact of competitive products and pricing, product quality problems or product recalls, capacity and supply difficulties or constraints, coal mining exposures, failure of an indemnification for environmental liability, exchange rate fluctuations, commodity price fluctuations, the effect of the Company's accounting policies, labor disputes, restructuring costs in excess of expectations, pension plan asset returns being less than assumed, integration of acquisitions and other risks that may be detailed in "Item 1A. Risk Factors" below and in the Company's other Securities and Exchange Commission filings.

ITEM 1. BUSINESS

GENERAL

Littelfuse, Inc. (the "Company" or "Littelfuse") is the world's leading supplier of circuit protection products for the electronics industry, providing the broadest line of circuit protection solutions to worldwide customers. In the electronics market, the Company supplies leading manufacturers such as Alcatel-Lucent, Celestica, Delta, Flextronics, Foxconn, Hewlett-Packard, Huawei, IBM, Intel, Jabil, LG, Motorola, Nokia, Panasonic, Quanta, Samsung, Sanmina-SCI, Seagate, Siemens and Sony.

The Company is also the leading provider of circuit protection for the automotive industry and the third largest producer of electrical fuses in North America. In the automotive market, the Company's end customers include major automotive manufacturers in North America, Europe and Asia such as BMW, Chrysler, Daimler, Ford Motor, General Motors, Honda Motor, Hyundai and Toyota. The Company also supplies wiring harness manufacturers and auto parts suppliers worldwide, including Alcoa Automotive, Auto Zone, Delphi, Lear, Pep Boys, Siemens VDO, Sumitomo, Valeo and Yazaki. In the electrical market, the Company supplies representative customers such as Abbott, Carrier, Dow Chemical, DuPont, GE, General Motors, Heinz, International Paper, John Deere, Lithonia Lighting, Marconi, Merck, Otis Elevator, Poland Springs, Procter & Gamble, Rockwell and 3M. See "Business Environment: Circuit Protection Market."

Net sales by business unit for the periods indicated are as follows (in thousands):

                             FISCAL YEAR
                ---------------------------------------------
                    2007             2006             2005
                -----------      -----------      -----------
Electronics     $   348,957      $   365,418      $   305,870
Automotive          135,109          123,620          118,595
Electrical           52,078           45,821           42,624
                -----------      -----------      -----------
  Total         $   536,144      $   534,859      $   467,089
                ===========      ===========      ===========

The Company operates in three geographic territories, which are the Americas, Europe and Asia-Pacific. The Company manufactures products and sells to customers in all three territories. There has been and continues to be a shift in the Company's revenues, and consequently manufacturing, to the Asia-Pacific region. Net sales by geographic territories, based upon the shipped to destination, are as follows (in thousands):


                              FISCAL YEAR
                ---------------------------------------------
                    2007             2006             2005
                -----------      -----------      -----------
Americas        $   204,305      $   215,892      $   199,855
Europe              118,265          111,652           98,337
Asia-Pacific        213,574          207,315          168,897
                -----------      -----------      -----------
  Total         $   536,144      $   534,859      $   467,089
                ===========      ===========      ===========

The Company's products are sold worldwide through a direct sales force and manufacturers' representatives. For the year ended December 29, 2007, approximately 61.9% of the Company's net sales were to customers outside the United States (exports and foreign operations) including 18.6% to Hong Kong.

The Company manufactures many of its products on fully integrated manufacturing and assembly equipment. The Company maintains product quality through a Global Quality Management System with all manufacturing sites certified under ISO 9001:2000. In addition, several of the Littelfuse manufacturing sites are also certified under TS 16949 and ISO 14001.

References herein to "2005" or "fiscal 2005" refer to the fiscal year ended December 31, 2005. References herein to "2006" or "fiscal 2006" refer to the fiscal year ended December 30, 2006. References herein to "2007" or "fiscal 2007" refer to the fiscal year ended December 29, 2007.

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are currently available free of charge through the "Investor Relations" section of the Company's Internet website (http://www.littelfuse.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, as well as on the website maintained by the SEC. Except as otherwise provided herein, such information is not incorporated by reference into this annual report on Form 10-K.

BUSINESS ENVIRONMENT: CIRCUIT PROTECTION MARKET

ELECTRONIC PRODUCTS

Electronic circuit protection products are used to protect circuits in a multitude of electronic systems. The Company's product offering includes a complete line of overcurrent and overvoltage solutions including: (1) fuses and protectors, (2) positive temperature coefficient ("PTC") resettable fuses, (3) varistors, (4) polymer electrostatic discharge ("ESD") suppressors, (5) discrete transient voltage suppression ("TVS") diodes, TVS diode arrays and protection thyristors, (6) gas discharge tubes, (7) power switching components, and (8) fuseholders, blocks and related accessories.

Electronic fuses and protectors are devices that contain an element that melts in an overcurrent condition. Electronic miniature and subminiature fuses are designed to provide circuit protection in the limited space requirements of electronic equipment. The Company's fuses are used in a wide variety of electronic products, including wireless telephones, consumer electronics, computers, modems and telecommunications equipment. The Company markets these products under the following trademarked and brand names: PICO(R) II and NANO2
(R) SMF.

Resettables are PTC polymer devices that limit the current when an overcurrent condition exists and then reset themselves once the overcurrent condition has cleared. The Company's product line offers both radial leaded and surface mount products.

Varistors are ceramic-based high-energy absorption devices that provide transient overvoltage and surge suppression for automotive, telecommunication, consumer electronics and industrial applications. The Company's product line offers both radial leaded and multilayer surface mount products.

Polymer ESD suppressors are polymer-based devices that protect an electronic system from failure due to rapid transfer of electrostatic charge to the circuit. The Company's PulseGuard(R) line of ESD suppressors is used in PC and PC peripherals, digital consumer electronics and wireless applications.

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

The Company is a primary supplier of automotive fuses to United States, Asian and European automotive original equipment manufacturers ("OEM"), automotive component parts manufacturers and automotive parts distributors. The Company also sells its fuses in the replacement parts market, with its products being sold through merchandisers, discount stores and service stations, as well as under private label by national firms. The Company invented and owns most of the U.S. patents related to the blade type fuse which is the standard and most commonly used fuse in the automotive industry. The Company's automotive fuse products are marketed under trademarked brand names including ATO(R), MINI(R), MAXI(TM), MIDI(R), MEGA(TM), MasterFuse(R), JCASE(R) and CablePro(TM).

A majority of the Company's automotive fuse sales are made to wire harness manufacturers that incorporate the fuses into their products. The remaining automotive fuse sales are made directly to automotive manufacturers, retailers who sell automotive parts and accessories and through distributors who in turn sell most of their products to wholesalers, service stations and non-automotive OEMs.

ELECTRICAL PRODUCTS

The Company entered the electrical market in 1983 and manufactures and sells a broad range of low-voltage and medium-voltage circuit protection products to electrical distributors and their customers in the construction, OEM and industrial maintenance and repair operations ("MRO") markets.

Power fuses are used to protect circuits in various types of industrial equipment and in industrial and commercial buildings. They are rated and listed under one of many Underwriters' Laboratories fuse classifications. Major applications for power fuses include protection from over-load and short-circuit currents in motor branch circuits, heating and cooling systems, control systems, lighting circuits and electrical distribution networks.

The Company's POWR-GARD(R) product line features the Indicator(TM) series power fuse used in both the OEM and MRO markets. The Indicator(TM) technology provides visual blown fuse indication at a glance, reducing maintenance and downtime on production equipment. The Indicator(TM) product offering is widely used in motor protection and industrial control panel applications.

PRODUCT DESIGN AND DEVELOPMENT

The Company employs scientific, engineering and other personnel to continually improve its existing product lines and to develop new products at its research and engineering facilities in Des Plaines, Illinois; Irving, Texas; Swindon, U.K.; Duensen, Germany; and Dundalk, Ireland. The Product Technology Department maintains a staff of engineers, chemists, material scientists and technicians whose primary responsibility is the design and development of new products.

Proposals for the development of new products are initiated primarily by sales and marketing personnel with input from customers. The entire product development process ranges from several months to 18 months based on the complexity of development, with continuous efforts to reduce the development cycle. During fiscal years 2007, 2006 and 2005, the Company expended $21.7 million, $18.7 million and $16.7 million, respectively, on research, product design and development.

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

As of December 29, 2007, the Company owned 173 patents in North America, 90 patents in the European Economic Community and 41 patents in other foreign countries. The Company has also registered trademark protection for certain of its brand names and logos. The 173 North American patents are in the following product categories: 133 electronics, 25 automotive, 15 electrical. Patents and licenses are amortized over a period of 4-50 years, with a weighted average life of 11.7 years. Distribution networks are amortized over a period of 4-20 years, with a weighted average life of 15.3 years. Trademarks and tradenames are amortized over a period of 5-20 years, with a weighted average life of 18.2 years. The Company recorded amortization expense of $3.3 million, $3.1 million, and $2.4 million in 2007, 2006, and 2005, respectively related to intangible assets.

New products are continually being developed to replace older products. The Company regularly applies for patent protection on such new products. Although in the aggregate the Company's patents are important in the operation of its businesses, the Company believes that the loss by expiration or otherwise of any one patent or group of patents would not materially affect its business.

License royalties amounted to $0.3 million, $0.4 million and $0.5 million for fiscal 2007, 2006 and 2005, respectively.

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

The principal raw materials for the Company's products include copper and copper alloys, heat resistant plastics, zinc, melamine, glass, silver, raw silicon, solder and various gases. The Company uses a sole source for several heat resistant plastics and zinc. A particular type of silicon used in many of the Company's semiconductor products is experiencing high levels of market demand currently. The Company believes that suitable alternative heat resistant plastics and zinc as well as raw silicon are available from other sources at prices that would not have a material adverse effect on the Company. All of the other raw materials are purchased from a number of readily available outside sources.

A computer-aided design and manufacturing system (CAD/CAM) expedites product development and machine design and our laboratories test new products, prototype concepts and production run samples. The Company participates in "just-in-time" delivery programs with many of its major suppliers and actively promotes the building of strong cooperative relationships with its suppliers by utilizing early supplier involvement techniques and engaging them in pre-engineering product and process development.

MARKETING

The Company's domestic sales and marketing staff of over 35 people maintain relationships with major OEMs and distributors. The Company's sales, marketing and engineering personnel interact directly with OEM engineers to ensure appropriate circuit protection and reliability within the parameters of the OEM's circuit design. Internationally, the Company maintains a sales and marketing staff of over 100 people with sales offices in The Netherlands, the U.K., Germany, Spain, Ireland, Italy, Singapore, Taiwan, Japan, Brazil, Hong Kong, Korea, China and India. The Company also markets its products indirectly through a worldwide organization of over 60 manufacturers' representatives and distributes through an extensive network of electronics, automotive and electrical distributors.

ELECTRONICS

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

AUTOMOTIVE

The Company maintains a direct sales force to service all the major automotive OEMs and system suppliers. Approximately 22 manufacturers' representatives sell the Company's products to aftermarket fuse retailers such as AutoZone and Pep Boys. In Europe, the Company uses both a direct sales force and manufacturers' representatives to distribute its products to OEMs, major system suppliers and aftermarket distributors. In the Asia-Pacific region, the Company uses both a direct sales force and distributors to supply to major OEMs and system suppliers.

ELECTRICAL

The Company markets and sells its power fuses through manufacturers' representatives across North America. These representatives sell power fuse products through an electrical distribution network comprised of approximately 3,000 distributor buying locations. These distributors have customers that include electrical contractors, municipalities, utilities and factories (including both MRO and OEM).

The Company's field sales force (including regional sales managers and application engineers) and manufacturers' representatives call on both distributors and end-users (consulting engineers, municipalities, utilities and OEMs) in an effort to educate these customers on the capabilities and characteristics of the Company's products.

BUSINESS SEGMENT INFORMATION

The Company has three operating business unit segments: Electronics, Automotive and Electrical. For information with respect to the Company's operations in its three reportable business unit segments for the fiscal year ended December 29, 2007, see Business Unit Segment Information included as part of "Item 8. Financial Statements and Supplementary Data," which is incorporated herein by reference.

CUSTOMERS

The Company sells to over 10,000 customers worldwide. Sales to Arrow Pemco Group were less than 10% for 2007 and 2005, respectively, but 10.6% for 2006. No other single customer accounted for more than 10% of net sales during the last three years. During the 2007, 2006 and 2005, net sales to customers outside the United States (exports and foreign operations) accounted for approximately 61.9%, 61.1% and 59.8%, respectively, of the Company's total net sales.

COMPETITION

The Company's products compete with similar products of other manufacturers, some of which have substantially greater financial resources than the Company. In the electronics market, the Company's competitors include AVX, Bel Fuse, Bourns, Cooper Industries, EPCOS, On Semiconductor, STMicroelectronics and Tyco Electronics. In the automotive market, the Company's competitors include Cooper Industries, Pacific Engineering (a private company in Japan) and MTA (a private company in Italy). In the electrical market, the Company's major competitors include Cooper Industries and Ferraz Shawmut. The Company believes that it competes on the basis of innovative products, the breadth of its product line, the quality and design of its products and the responsiveness of its customer service in addition to price.

BACKLOG

The backlog of unfilled orders at December 29, 2007, was approximately $77.2 million, compared to $85.2 million at December 30, 2006. Substantially all of the orders currently in backlog are scheduled for delivery in 2008.

EMPLOYEES

As of December 29, 2007, the Company employed approximately 6,200 employees. Approximately 31 employees in the U.S., 1,070 employees in Mexico, 68 employees in Ireland and 114 employees in Germany are covered by collective bargaining agreements. The U.S. agreement expires on March 31, 2008, the Mexico agreements expire February 28, 2010 for 718 employees and January 31, 2010 for 352 employees for Matamoros and Piedras Negras, respectively, the Ireland agreement expires March 31, 2009, and the Germany agreement expires October 31, 2008 for 28 employees and December 31, 2008 for 86 employees. Overall, the Company has historically maintained satisfactory employee relations and many of its employees have long experience with the Company.

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

Heinrich Industries, AG ("Heinrich"), which was acquired by the Company in May 2004, is responsible for maintaining coal mine shaft entrances. The Company is compliant with German regulations pertaining to the maintenance of the mines and has an accrual related to these coal mine shafts based on an engineering study estimating the cost of remediating the dangers (such as a shaft collapse) of abandoned coal mine shafts in Germany. The reserve is calculated based upon the cost of remediating the shafts that the study deems most risky.

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

Our Revenues May Vary Significantly from Period to Period

Our revenues may vary significantly from one accounting period to another due to a variety of factors including:

      -     changes in our customers' buying decisions;

      -     changes in demand for our products;

      -     our product mix;

      -     our effectiveness in managing manufacturing processes;

      -     costs and timing of our component purchases;

      -     the effectiveness of our inventory control;

      - the degree to which we are able to utilize our available manufacturing capacity;

      -     our ability to meet delivery schedules;

      -     general economic and industry conditions; and

      - local conditions and events that may affect our production volumes, such as labor conditions and political instability.

Our Ability to Manage Currency or Commodity Price Fluctuations or Shortages is Limited

As a resource-intensive manufacturing operation, we are exposed to a variety of market and asset risks, including the effects of changes in foreign currency exchange rates, commodity prices and interest rates. We have multiple sources of supply for the majority of our commodity requirements. However, significant shortages that disrupt the supply of raw materials or price increases could affect prices we charge our customers, our product costs, and the competitive position of our products and services. We monitor and manage these exposures as an integral part of our overall risk management program, which recognizes the unpredictability of markets and seeks to reduce the potentially adverse effects on our results. Nevertheless, changes in currency exchange rates, commodity prices and interest rates cannot always be predicted. In addition, because of intense price competition and our high level of fixed costs, we may not be able to address such changes even if they are foreseeable. Substantial changes in these rates and prices could have a substantial adverse effect on our results of operations and financial condition. For additional discussion of interest rate, currency or commodity price risk, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risks."

The Bankruptcy or Insolvency of a Major Customer Could Adversely Affect Us

Certain of our major customers, such as those in the automotive industry, are suffering financial hardships. The bankruptcy or insolvency of a major customer could result in lower sales revenue and cause a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or insolvency of a major U.S. auto manufacturer likely could lead to substantial disruptions in the automotive supply base resulting in lower demand for our products, which likely would cause a decrease in sales revenue and have a substantial adverse impact on our business, financial condition and results of operations.

We Have Closed, Combined, Sold or Disposed of Certain Subsidiaries, Divisions or Assets, Which in the Past Has Reduced Our Sales Volume and Resulted in Restructuring Costs

We are a company that, from time to time, seeks to optimize its manufacturing capabilities and efficiencies through restructurings, consolidations, plant closings or asset sales. We may make further specific determinations to consolidate, close or sell additional facilities. Possible adverse consequences related to such actions may include various charges for such items as idle capacity, disposition costs, severance costs, impairments of goodwill and possibly an immediate loss of revenues, and other items in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to restructure or consolidate our business. Our plans to minimize or eliminate any loss of revenues during restructuring or consolidation may not be achieved. These activities may have a material adverse effect upon our business, financial condition or results of operations.

Operations and Supply Sources Located Outside the United States, Particularly in Emerging Markets, Are Subject to Increased Risks

Our operating activities outside the United States contribute significantly to our revenues and earnings. Serving a global customer base and remaining competitive in the global market place has required and may continue to require that we place more production in countries other than the United States, including emerging markets, to capitalize on market opportunities and maintain a cost-efficient structure. In addition, we source a significant amount of raw materials and other components from third-party suppliers or joint-venture operations in low-cost countries. Our international operating activities are subject to a number of risks generally associated with international operations, including risks relating to the following:

      -     general economic conditions;

      -     currency fluctuations and exchange restrictions;

      -     import and export duties and restrictions;

      -     the imposition of tariffs and other import or export barriers;

      -     compliance with regulations governing import and export activities;

      -     current and changing regulatory requirements;

      -     political and economic instability;

      -     potentially adverse income tax consequences;

      -     transportation delays and interruptions;

      -     labor unrest;

      -     natural disasters;

      -     terrorist activities;

      -     public health concerns;

      -     difficulties in staffing and managing multi-national operations; and

      -     limitations on our ability to enforce legal rights and remedies.

Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We Engage in Acquisitions and May Encounter Difficulties in Integrating These Businesses

We are a company that, from time to time, seeks to grow through strategic acquisitions. We have in the past acquired a number of businesses or companies and additional product lines and assets. We intend to continue to expand and diversify our operations with additional acquisitions. The success of these transactions depends on our ability to integrate the assets and personnel acquired in these acquisitions. We may encounter difficulties in integrating acquisitions with our operations and may not realize the degree or timing of the benefits that we anticipated from an acquisition.

Environmental Liabilities Could Adversely Impact Our Financial Position

Federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our manufacturing processes or in our finished goods. These environmental regulations have required us to expend a portion of our resources and capital on relevant compliance programs. Under these laws and regulations, we could be held financially responsible for remedial measures if our current or former properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. We may be subject to additional common law claims if we release substances that damage or harm third parties. In addition, future changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs in the future. Any failure to comply with new or existing environmental laws or regulations could subject us to significant liabilities and could have material adverse effects on our business, financial condition or results of operations.

In the conduct of our manufacturing operations, we have handled and do handle materials that are considered hazardous, toxic or volatile under federal, state and local laws. The risk of accidental release of such materials cannot be completely eliminated. In addition, we operate or own facilities located on or near real property that was formerly owned and operated by others. Certain of these properties were used in ways that involved hazardous materials. Contaminants may migrate from or within or through these properties. These releases or migrations may give rise to claims. Where third parties are responsible for contamination, the third parties may not have funds, or not make funds available when needed, to pay remediation costs imposed upon us under environmental laws and regulations.

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

The Volatility of Our Stock Price Could Affect the Value of an Investment in Our Stock and Our Future Financial Position

The market price of our stock has fluctuated widely. Between December 31, 2006 and December 29, 2007, the closing sale price of our common stock ranged between a low of $30.16 and a high of $44.99, experiencing greater volatility over that time than the broader markets. The volatility of our stock price may be related to any number of factors, such as general economic conditions, industry conditions, analysts' expectations concerning our results of operations, or the volatility of our revenues as discussed above under "Our Revenues May Vary Significantly from Period to Period." The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

LITTELFUSE FACILITIES

The Company's operations are located in 36 owned or leased facilities worldwide, representing an aggregate of 2,282,760 square feet. The U.S. headquarters and largest manufacturing facility are located in Des Plaines, Illinois, supported by the Company's North American distribution center in nearby Elk Grove Village, Illinois. The Company has additional North American manufacturing facilities in Irving, Texas and two plants in Mexico. The European headquarters and primary European distribution center is in the Netherlands, with manufacturing plants in Ireland and Germany. Asia-Pacific operations include sales and distribution centers located in Singapore, Taiwan, Japan, China and Korea, with manufacturing plants in China, Taiwan and the Philippines. The Company does not believe that it will encounter any difficulty in renewing its existing leases upon the expiration of their current terms. Management believes that the Company's facilities are adequate to meet its requirements for the foreseeable future.

The following table provides certain information concerning the Company's facilities:

                                                                        LEASE
                                                  SIZE               EXPIRATION
       LOCATION                   USE           (SQ.FT.)  LEASE/OWN     DATE     PRIMARY PRODUCT
-----------------------  ---------------------  --------  ---------  ----------  ------------------
Des Plaines, Illinois    Administrative,         340,000    Owned         --      Auto, Electronics
                         Engineering,                                             and Electrical
                         Manufacturing,
                         Testing and Research

Elk Grove Village,       Warehousing              50,000    Leased       2008     Auto, Electronics
Illinois                                                                          and Electrical

Campbell, California     Engineering               1,710    Leased       2011     Electronics

Irving, Texas            Engineering,            101,000    Leased       2010     Electronics
                         Manufacturing,
                         Testing and Research

Brownsville, Texas       Distribution             15,750    Leased       2009     Electronics

Birmingham, Michigan     Sales                     2,076    Leased       2011     Auto

Matamoros, Mexico        Manufacturing            77,500    Leased       2008     Electronics

Matamoros, Mexico        Administrative and       14,000    Leased       2008     Electronics
                         Manufacturing

Arcola, Illinois         Manufacturing            45,000    Owned         --      Electrical

Piedras Negras, Mexico   Administrative and       99,822    Leased       2015     Auto
                         Manufacturing

Piedras Negras, Mexico   Manufacturing            67,225    Leased       2009     Electrical

Piedras Negras, Mexico   Manufacturing           164,785    Leased       2009     Auto

Swindon, U.K.            Administrative,           6,500    Leased       2012     Electronics
                         Marketing and Sales

Utrecht, the             Sales,                   34,642    Owned         --      Auto and
Netherlands              Administrative and                                       Electronics
                         Distribution

Essen, Germany           Administrative            8,009    Leased       2011     Electronics and
                                                                                  Auto

Eltville, Germany        Leased to third party    88,943    Owned         --      --

Essen, Germany           Leased to third party    37,670    Owned         --      --

Essen/Dortmund, Germany  Land leased to third         --    Owned         --      --
                         party

Duensen, Germany         Manufacturing and        43,971    Owned         --      Auto
                         Sales

Singapore                Sales and                 8,663    Leased       2008     Electronics
                         Distribution

Taipei, Taiwan           Sales                     4,000    Leased       2008     Electronics

Seoul, Korea             Sales                     4,589    Leased       2008     Electronics and
                                                                                  Auto

Lipa City, Philippines   Manufacturing           116,046    Owned         --      Electronics

Lipa City, Philippines   Manufacturing            22,733    Leased       2008     Electronics

Dongguan, China          Administrative and       53,860    Leased       2009     Electronics
                         Manufacturing

Dongguan, China          Manufacturing           104,716    Leased       2008     Electronics

Dongguan, China          Manufacturing           261,974    Leased       2012     Electronics

Suzhou, China            Manufacturing            80,732    Owned         --      Electronics

Suzhou, China            Manufacturing            12,390    Leased       2008     Electronics

Yang-Mei, Taiwan         Manufactuing, Sales,     40,080    Owned         --      Electronics
                         Distribution and
                         Administrative

Yung-Ping, Taiwan        Manufactuing, Sales,     20,860    Leased       2011     Electronics
                         Distribution and
                         Administrative

Wuxi, China              Manufacturing           220,068    Owned         --      Electronics

Hong Kong                Sales                     6,403    Leased       2009     Electronics

Yokohama, Japan          Sales                     6,243    Leased       2009     Electronics

Sao Paulo, Brazil        Sales                       800    Leased       2009     Electronics and
                                                                                  Auto

Dundalk, Ireland         Manufacturing           120,000    Owned         --      Electronics and
                                                                                  Auto

Properties with lease expirations in 2008 renew at various times throughout the year. The Company does not anticipate any material impact as a result of such expirations.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that it believes will have a material adverse effect upon the conduct of its business or its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's stockholders during the fourth quarter of fiscal 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

NAME                                       AGE                           POSITION
-----------------------------------------  ---  -------------------------------------------------------------------
Gordon Hunter............................  56   Chairman of the Board of Directors, President and Chief Executive
                                                Officer

Philip G. Franklin.......................  56   Vice President, Operations Support and Chief Financial Officer

Dal Ferbert..............................  53   Vice President and General Manager of the Electrical Business Unit

David W. Heinzmann.......................  44   Vice President of Global Operations

David R. Samyn...........................  47   Vice President and General Manager of the Electronics Business Unit

Ryan Stafford............................  40   General Counsel and Vice President, Human Resources

Mary S. Muchoney.........................  62   Corporate Secretary

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

Philip G. Franklin, Vice President, Operations Support and Chief Financial Officer, joined the Company in 1998 and is responsible for finance and accounting, investor relations, mergers and acquisitions, information systems and purchasing. Prior to Littelfuse, Mr. Franklin was Vice President and Chief Financial Officer for OmniQuip International, a private equity sponsored roll-up in the construction equipment industry, which he helped take public. Before that, Mr. Franklin served as Chief Financial Officer for both Monarch Marketing Systems, a subsidiary of Pitney Bowes, and Hill Refrigeration, a company controlled by Sam Zell. Earlier in his career, he worked in a variety of finance and general management positions at FMC Corporation.

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

David W. Heinzmann, Vice President, Global Operations, is responsible for Littelfuse's manufacturing and supply chain groups for all three of the Company's business units. Mr. Heinzmann began his career at the Company in 1985 and possesses a broad range of experience within the organization. He has held positions as a Manufacturing Manager, Quality Manager, Plant Manager and Product Development Manager. Mr. Heinzmann also served as Director of Global Operations of the Electronics Business Unit from early 2000 through 2003. He served as Vice President and General Manager, Automotive Business Unit, from 2004 through August 2007 and then was promoted to his current position.

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

Mary S. Muchoney has served as Corporate Secretary since 1991, after joining Littelfuse in 1977. She is responsible for providing all secretarial and administrative functions for the President and Littelfuse Board of Directors. Ms. Muchoney is a member of the Society of Corporate Secretaries & Governance Professionals, as well as honorary member of the Society's Silver Quill Society.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's Common Stock are traded under the symbol "LFUS" on the Nasdaq Global Select Market. As of February 22, 2008, there were 155 holders of record of the Company's Common Stock.

The Company has not paid any cash dividends in its history. Future dividend policy will be determined by the Board of Directors based upon its evaluation of earnings, cash availability and general business prospects. Currently, there are restrictions on the payment of dividends contained in the Company's credit agreements which relate to the maintenance of a minimum net worth and certain financial ratios.

The table below provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of fiscal 2007:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                      Total Number of
                                                                      Shares Purchased        Maximum Number
                                                                         as Part of         of Shares that May
                                    Total Number        Average          Publicly            Yet Be Purchased
                                      of Shares       Price Paid      Announced Plans       Under the Plans or
             Period                   Purchased        per Share        or Programs              Programs
--------------------------------    ------------      ----------      ----------------      -------------------
 Sep. 30, 2007 to Oct. 29, 2007               --              --                    --                       --
 Oct. 30, 2007 to Nov. 29, 2007          500,000          $32.87               500,000                  500,000
 Nov. 30, 2007 to Dec. 29, 2007               --              --                    --                       --
                                    ------------      ----------      ----------------       ------------------
             Total                       500,000          $32.87               500,000                  500,000
                                    ============      ==========     =================      ===================

The Company's Board of Directors authorized the repurchase of up to 1,000,000 shares under a program for the period May 1, 2007 to April 30, 2008.

The table below provides information with respect to the Company's quarterly stock prices during fiscal 2007 and 2006:

                          2007                                        2006
          -------------------------------------       --------------------------------------
            4Q         3Q         2Q         1Q         4Q         3Q         2Q        1Q
          ------     ------     ------     ------     ------     ------     ------    ------
High      $37.28     $37.65     $44.99     $41.45     $36.66     $38.00     $37.42    $36.65
Low        30.48      31.00      33.69      30.16      28.14      26.95      30.60     26.42
Close      33.19      35.69      33.77      40.60      31.88      34.70      34.38     34.13

ITEM 6. SELECTED FINANCIAL DATA

The table below provides selected financial data of the Company during the past five fiscal years (in thousands, except per share data):



                                              2007*        2006*        2005*        2004*        2003**
---------------------------------------     ---------    ---------    ---------    ---------    ----------
Net sales                                   $ 536,144    $ 534,859    $ 467,089    $ 476,833    $ 339,410
Gross profit                                  171,537      161,263      144,552      173,797      104,426
Operating income                               51,309       28,858       26,966       57,003       26,081
Income from continuing operations              36,835       23,236       16,582       36,361       15,339
Net income                                     36,835       23,824       17,710       36,028       15,339
Per share of common stock:
Income from continuing operations
    - Basic                                      1.66         1.04         0.74         1.64         0.70
    - Diluted                                    1.64         1.03         0.73         1.61         0.70
Cash and cash equivalents                      64,943       56,704       21,947       28,583       22,128
Total assets                                  491,365      464,966      403,931      425,769      311,570
Long-term debt                                  1,223        1,785           --        1,364       10,201

* Results include Heinrich acquisition. Results also reflect Efen as a discontinued operation. Refer to the Consolidated Financial Statements and notes thereto of the Company, set forth on pages 12 though 31 of the Annual Report to Stockholders incorporated herein by reference, for more information.

** Results include Teccor acquisition. Refer to the Consolidated Financial Statements and notes thereto of the Company, set forth on pages 12 though 31 of the Annual Report to Stockholders incorporated herein by reference, for more information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 1 through 9 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information set forth under "Market Risk" on page 8 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm and the Consolidated Financial Statements and notes thereto of the Company set forth on pages 10 through 31 of the Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on management's assessment of the effectiveness of the Company's internal control over financial reporting, as well as an attestation report from the Company's independent registered accounting firm on the effectiveness of the Company's internal control over financial reporting. Management's annual report on internal control over financial reporting is set forth under "Management's Report on Internal Control over Financial Reporting" on page 9 of the Annual Report to Stockholders and is incorporated herein by reference. The attestation report of our independent registered accounting firm is set forth on page 10 of the Annual Report to Stockholders and is incorporated herein by reference.

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

As of December 29, 2007, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures were effective.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference. Please also refer to the information set forth under "Executive Officers of the Registrant" in Part I of this Report. The Company maintains a code of ethics for its chief executive officer and senior financial officers and a code of conduct for all of its directors, officers and associates, which are available for public viewing on the Company's web site at www.littelfuse.com under the heading "Investors - Corporate Governance." There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors in 2007.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under "Ownership of Littelfuse, Inc. Common Stock" and "Compensation Plan Information" in the Proxy Statement is incorporated herein by reference.

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

            (i)   Report of Independent Registered Public Accounting Firm (page
                  9).

            (ii) Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006 (page 12).

            (iii) Consolidated Statements of Income for the years ended December
                  29, 2007, December 30, 2006, and December 31, 2005 (page 13).

            (iv) Consolidated Statements of Cash Flows for the years ended December 29, 2007, December 30, 2006, and December 31, 2005 (page 14).

            (v) Consolidated Statements of Shareholders' Equity for the years ended December 29, 2007, December 30, 2006, and December 31, 2005 (page 15).

            (vi)  Notes to Consolidated Financial Statements (pages 16-31).

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

      See Exhibit Index on pages 21-22.

(b)   Exhibits

      See Exhibit Index on pages 21-22.

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

                                LITTELFUSE, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                   ADDITIONS
                                     BALANCE AT    CHARGED TO                     BALANCE AT
                                      BEGINNING     COSTS AND                       END OF
            DESCRIPTION               OF YEAR       EXPENSES       DEDUCTIONS        YEAR
----------------------------------   ----------   ------------   --------------   ----------
Year ended December 29, 2007
  Allowance for losses on accounts
   receivable.....................   $      983    $      31       $      276     $      738
                                     ==========    =========       ==========     ==========
  Reserves for sales discounts and
   allowances.....................   $   16,520    $  45,970       $   50,231     $   12,259
                                     ==========    =========       ==========     ==========

Year ended December 30, 2006
  Allowance for losses on accounts
   receivable.....................   $    2,165    $     127       $    1,309     $      983
                                     ==========    =========       ==========     ==========
  Reserves for sales discounts and
   allowances.....................   $    9,738    $  23,819       $   17,037     $   16,520
                                     ==========    =========       ==========     ==========

Year ended December 31, 2005
  Allowance for losses on accounts
   receivable.....................   $    1,481    $   1,206       $      522     $    2,165
                                     ==========    =========       ==========     ==========
  Reserves for sales discounts and
   allowances.....................   $    8,538    $  17,536       $   16,336     $    9,738
                                     ==========    =========       ==========     ==========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Littelfuse, Inc.

                                 By /s/ Gordon Hunter
                                    ------------------------------------
                                    Gordon Hunter,
                                    Chairman of the Board of Directors,
                                    President and Chief Executive Officer

Date:  February 26, 2008

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     /s/ Gordon Hunter                                                Chairman of the Board of Directors, President and
---------------------------------------------                         Chief Executive Officer (Principal Executive
Gordon Hunter                                                         Officer)

     /s/ Tzau-Jin Chung                                               Director
---------------------------------------------
Tzau-Jin Chung

     /s/ John P. Driscoll                                             Director
---------------------------------------------
John P. Driscoll

     /s/ Anthony Grillo                                               Director
---------------------------------------------
Anthony Grillo

     /s/ John E. Major                                                Director
---------------------------------------------
John E. Major

     /s/ William P. Noglows                                           Director
---------------------------------------------
William P. Noglows

     /s/ Ronald L. Schubel                                            Director
---------------------------------------------
Ronald L. Schubel

     /s/ Philip G. Franklin                                           Vice President, Operations Support and Chief
---------------------------------------------                         Financial Officer (Principal Financial and
Philip G. Franklin                                                    Principal Accounting Officer)

                                LITTELFUSE, INC.
                                INDEX TO EXHIBITS

     NUMBER                                                      DESCRIPTION OF EXHIBIT
---------------    -----------------------------------------------------------------------------------------------------------------
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

      3(II)        Bylaws, as amended to date (filed as exhibit 3.1 to the Company's Current Report on Form 8-K dated October 26,
                   2007 (1934 Act File No. 0-20388) and incorporated herein by reference).

     10.1*         Amended and Restated Employment Agreement dated as of December 31, 2007, between Littelfuse, Inc. and Gordon
                   Hunter.

     10.2          1993 Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as exhibit 10.1 to the
                   Company's Form 10-Q for the quarterly period ended July 2, 2005 (1934 Act File No. 0-20388) and incorporated herein by reference).

     10.3*         Amended and Restated Littelfuse, Inc. Supplemental Executive Retirement Plan.

     10.4*         Amended and Restated Littelfuse Deferred Compensation Plan for Non-employee Directors.

     10.5*         Amended and Restated Change of Control Employment Agreement dated as of December 31, 2007, between Littelfuse,
                   Inc. and Gordon Hunter.

     10.6*         Amended and Restated Change of Control Employment Agreement dated as of December 31, 2007, between Littelfuse,
                   Inc. and Philip G. Franklin.

     10.7*         Amended and Restated Change of Control Employment Agreement dated as of December 31, 2007, between Littelfuse,
                   Inc. and David R. Samyn.

     10.8*         Amended and Restated Change of Control Employment Agreement dated as of December 31, 2007, between Littelfuse,
                   Inc. and David W. Heinzmann.

     10.9*         Amended and Restated Change of Control Employment Agreement dated as of December 31, 2007, between Littelfuse,
                   Inc. and Hugh Dalsen Ferbert.

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

     10.13*        Amended and Restated Littelfuse, Inc. Retirement Plan.

     10.14         Littelfuse, Inc. 401(k) Savings Plan (filed as exhibit 4.8 to the Company's Form 10-K for the fiscal year ended
                   December 31, 1992 (1934 Act File No. 0-20388) and incorporated herein by reference).

     10.15         Form of Non-Qualified Stock Option Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse,
                   Inc. for employees of the Company (filed as exhibit 99.1 to the Company's Current Report on Form 8-K dated
                   November 8, 2004 (1934 Act File No. 0-20388) and incorporated herein by reference).

     10.16         Form of Performance Shares Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc.
                   (filed as exhibit 10.23 to the Company's Form 10-K for the annual period ended January 1, 2005 (1934 Act File No.
                   0-20388) and incorporated herein by reference).

     10.17         Form of Non-Qualified Stock Option Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse,
                   Inc. for non-employee directors of the Company  (filed as exhibit 10.24 to the Company's Form 10-K for the annual period ended January 1, 2005 (1934 Act File No. 0-20388) and incorporated herein by reference).

     10.18*        Summary of Director Compensation.

     10.19         Amendment to Non-Qualified Stock Option Agreement and Agreement for Deferred Compensation between Littelfuse,
                   Inc. and Gordon Hunter (filed as exhibit 10.27 to the Company's Form 10-K for the fiscal year ended December 31,
                   2005 (1934 Act File No. 0-20388) and incorporated herein by reference).

                                LITTELFUSE, INC.
                          INDEX TO EXHIBITS, continued

     NUMBER                                                      DESCRIPTION OF EXHIBIT
---------------    -----------------------------------------------------------------------------------------------------------------
     10.20         Littelfuse, Inc. Equity Incentive Compensation Plan (filed as exhibit A to Company Proxy Statement for Annual
                   Meeting of Stockholders held on May 5, 2006 (1934 Act File No. 0-20388) and incorporated herein by reference).

     10.21         Littelfuse, Inc. Outside Directors' Stock Option Plan (filed as exhibit B to Company Proxy Statement for Annual
                   Meeting of Stockholders held on May 5, 2006 (1934 Act File No. 0-20388) and incorporated herein by reference).

     10.22         Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc. Outside Directors Stock Option Plan
                   (filed as exhibit 99.6 to the Company's Current Report on Form 8-K dated May 5, 2006 (1934 Act File No 0-20388)
                   and incorporated herein by reference).

     10.23         Form of Performance Shares Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan (filed as exhibit 99.5 to the Company's Current Report on Form 8-K dated May 5, 2006 (1934 Act File No. 0-20388) and incorporated herein by reference).

     10.24         Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan (filed as exhibit 99.4 to the Company's Current Report on Form 8-K dated May 5, 2006 (1934 Act File No. 0-20388) and incorporated herein by reference).

     10.25         Littelfuse, Inc. Outside Directors' Equity Plan (filed as exhibit A to Company's Proxy Statement for Annual
                   Meeting of Stockholders held on April 27, 2007, dated March 22, 2007, (1934 Act File No. 0-20388) and incorporated herein by reference).

     10.26         Form of Stock Option Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan (filed as exhibit
                   99.3 to the Company's Current Report on Form 8-K dated April 27, 2007 (1934 Act File No 0-20388) and incorporated herein by reference).

     10.27         Form of Performance Shares Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan (filed as exhibit 99.4 to the Company's Current Report on Form 8-K dated April 27, 2007 (1934 Act File No. 0-20388) and incorporated herein by reference).

     10.28         Form of Stock Option Award Agreement under the Littelfuse, Inc. Outside Directors' Equity Plan (filed as exhibit
                   99.5 to the Company's Current Report on Form 8-K dated April 27, 2007 (1934 Act File No. 0-20388) and incorporated herein by reference).

     10.29         Form of Restricted Stock Unit Award Agreement under the Littelfuse, Inc. Outside Directors' Equity Plan (filed as exhibit 99.6 to the Company's Current Report on Form 8-K dated April 27, 2007 (1934 Act File No. 0-20388) and incorporated herein by reference).

     13.1*         Portions of Littelfuse Annual Report to Stockholders for the fiscal year ended December 29, 2007.

     14.1          Code of Ethics for Principal Executive and Financial Officers (filed as exhibit 14.1 to the Company's Form 10-K for the annual period ended January 1, 2005 (1934 Act File No. 0-20388) and incorporated herein by reference).

     21.1*         Subsidiaries.

     23.1*         Consent of Independent Registered Public Accounting Firm.

     31.1*         Rule 13a-14(a)/15d-14(a) certification of Gordon Hunter.

     31.2*         Rule 13a-14(a)/15d-14(a) certification of Philip Franklin.

     32.1+         Section 1350 certification.

Except for Exhibit 10.11, Exhibits 10.1 through 10.29 are management contracts or compensatory plans or arrangements.

*     Filed with this Report.

+     Furnished with this Report.