Form 10-Q
period 2008-03-29
LITTELFUSE INC /DE
filed 2008-05-06
CIK 889331

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2008
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of March 29, 2008, 21,669,718 shares of common stock, $.01 par value, of the Registrant were outstanding.

LITTELFUSE, INC.
Condensed Consolidated Balance Sheets
(in thousands, unaudited)

	March 29, 2008	December 29, 2007
Assets
Current assets:
Cash and cash equivalents	$53,434	$64,943
Accounts receivable	91,199	85,607
Inventories	64,064	58,845
Deferred income taxes	11,110	10,986
Prepaid expenses and other current assets	18,780	14,789

Total current assets	238,587	235,170

Property, plant and equipment:
Land	11,656	12,573
Buildings	47,473	49,321
Equipment	296,591	282,416

	355,720	344,310
Accumulated depreciation	(208,093)	(199,748)

Net property, plant and equipment	147,627	144,562

Intangible assets, net of amortization:
Patents, licenses and software	9,210	9,231
Distribution network	14,096	13,823
Customer lists, trademarks and tradenames	3,549	1,192
Goodwill	83,041	73,462

	109,896	97,708
Investments	7,070	6,544
Deferred income taxes	6,411	6,141
Other assets	1,033	1,240

Total Assets	$510,624	$491,365

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$22,537	$27,889
Accrued payroll	17,030	19,441
Accrued expenses	12,315	11,595
Accrued severance	23,908	21,092
Accrued income taxes	1,221	4,484
Current portion of long-term debt	27,133	12,086

Total current liabilities	104,144	96,587

Long-term debt, less current portion	1,165	1,223
Accrued severance	10,550	8,912
Accrued post-retirement benefits	19,708	18,371
Other long-term liabilities	12,890	12,715
Minority interest	143	143

Total shareholders’ equity	362,024	353,414

Total Liabilities and Shareholders’ Equity	$510,624	$491,365

Common shares issued and outstanding of 21,669,718 and 21,869,824, at March 29, 2008 and December 29, 2007, respectively

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Income
(in thousands, except per share data, unaudited)

	For the Three Months Ended
	March 29,	March 31,
	2008	2007
Net sales	$133,708	$131,814

Cost of sales	95,227	90,493

Gross profit	38,481	41,321

Selling, general and administrative expenses	25,678	25,886
Research and development expenses	5,623	5,287
Amortization of intangibles	892	657

Operating income	6,288	9,491

Interest expense	334	462
Other expense (income), net	313	(340)

Income before income taxes	5,641	9,369
Income taxes	1,529	3,148

Net income	$4,112	$6,221

Net income per share:
Basic	$0.19	$0.28

Diluted	$0.19	$0.28

Weighted average shares and equivalent shares outstanding:
Basic	21,782	22,163

Diluted	21,898	22,338

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	For the Three Months Ended
	March 29,	March 31,
	2008	2007
Operating activities:
Net income	$4,112	$6,221
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	6,643	5,752
Amortization of intangibles	892	657
Stock-based compensation	1,003	1,410
Changes in operating assets and liabilities:
Accounts receivable	(4,057)	(210)
Inventories	(4,246)	416
Accounts payable and accrued expenses	(5,988)	(915)
Accrued payroll and severance	1,669	(6,905)
Accrued income taxes	1,896	(2,627)
Prepaid expenses and other	(2,925)	(2,798)

Net cash (used in) provided by operating activities	(1,001)	1,001

Investing activities:
Purchases of property, plant, and equipment	(11,455)	(5,125)
Purchase of businesses, net of cash acquired	(9,280)	—

Net cash used in investing activities	(20,735)	(5,125)

Financing activities:
Proceeds from debt	31,500	18,000
Payments of debt	(16,646)	(14,886)
Proceeds from exercise of stock options	439	2,689
Purchases of common stock	(6,623)	—

Net cash provided by financing activities	8,670	5,803

Effect of exchange rate changes on cash	1,557	695

(Decrease) increase in cash and cash equivalents	(11,509)	2,374
Cash and cash equivalents at beginning of period	64,943	56,704

Cash and cash equivalents at end of period	$53,434	$59,078

See accompanying notes.

Notes to Consolidated Financial Statements
(Unaudited)
March 29, 2008
Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Littelfuse, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, Matamoros severance, and accrued employee-related costs pursuant to contractual obligations, considered necessary for a fair presentation have been included. Operating results for the period ended March 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 27, 2008. For further information, refer to the Company’s consolidated financial statements and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.
Note 2. Business Unit Segment Information
Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM, as defined by SFAS 131, is the Company’s President and Chief Executive Officer (“CEO”).
The CEO historically has evaluated the Company’s operations and reported the enterprise’s operating segments by geography for the purpose of SFAS No. 131. Over the last several quarters, the Company has made a number of organizational changes that have changed the information the CODM receives and how the CEO evaluates the Company’s operations. These organizational changes have increased the importance of the Company’s reliance on business unit performance compared to geographic performance. As such, the Company determined in the third quarter of 2007 that business units now represent operating segments, as defined by SFAS No. 131, and therefore reports these business units as separate segments.
Littelfuse, Inc. and its subsidiaries design, manufacture and sell circuit protection devices throughout the world. The Company reports its operations by the following business unit segments: electronics; automotive; and electrical. Each operating segment is directly responsible for sales, marketing and research and development. Manufacturing, purchasing, logistics, customer service, finance, information technology and human resources are shared functions that are allocated back to the three operating segments. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes, but does not evaluate the operating segments using discrete asset information.
Sales, marketing and research and development expenses are charged directly into each operating segment. All other functions are shared by the operating segments and expenses for these shared functions are allocated to the operating segments and included in the operating results reported below. The Company does not report inter-segment revenue because the operating segments do not record it. The Company does not allocate interest and other income, interest expense, or taxes to operating segments. Although the CEO uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments. Except as discussed above, the accounting policies for segment reporting are the same as for the Company as a whole.

Business unit segment information for the three months ended March 29, 2008 and March 31, 2007 is summarized as follows (in thousands):

	March 29, 2008	March 31, 2007
Net sales
Electronics	$84,841	$86,082
Automotive	36,283	33,718
Electrical	12,584	12,014

Total net sales	$133,708	$131,814

Operating income (loss)
Electronics	$2,152	$6,019
Automotive	6,024	4,912
Electrical	2,504	2,674
Other*	(4,392)	(4,114)

Total operating income	6,288	9,491
Interest expense	334	462
Other expense (income), net	313	(340)

Income before income taxes	$5,641	$9,369

*	Included in “Other” Operating income (loss) are nonrecurring items such as restructuring charges.
Export sales to Hong Kong were 16.7% of net sales for both the first quarter of 2008 and 2007. No other foreign country sales exceeded 10% for the first quarter of 2008 or 2007. Sales to Arrow Pemco Group were 10.9% and 10.1% of net sales for the first quarter of 2008 and 2007, respectively. No other single customer amounted to 10% or more of the Company’s total revenues for the first quarter of 2008 or 2007.
The Company’s revenues and identifiable assets (total assets less intangible assets and investments) by geographical area for the periods ended March 29, 2008 and March 31, 2007 are summarized as follows (in thousands):

	March 29, 2008	March 31, 2007
Net sales
Americas	$49,721	$51,457
Europe	33,333	31,196
Asia-Pacific	50,654	49,161

Total net sales	$133,708	$131,814

Identifiable assets
Americas	$170,312	$165,074
Europe	102,758	136,881
Asia-Pacific	173,499	164,730

Combined total	446,569	466,685
Eliminations	(52,911)	(79,572)

Consolidated total	$393,658	$387,113

Note 3. Inventories
The components of inventories are summarized as follows (in thousands):

	March 29, 2008	December 29, 2007
Raw material	$21,491	$19,758
Work in process	13,893	11,292
Finished goods	28,680	27,795

Total inventories	$64,064	$58,845

Note 4. Debt
The Company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the Company and agreement with the lenders, which expires on July 21, 2011. At March 29, 2008, the Company had available $48.5 million of borrowing capability under the revolving credit facility at an interest rate of LIBOR plus 0.50% (3.93% as of March 29, 2008). The Company also had $2.8 million available in letters of credit at March 29, 2008. No amounts were outstanding under these letters of credit at March 29, 2008.
The domestic bank credit agreement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At March 29, 2008, the Company was in compliance with all covenants in this domestic bank credit agreement.
The Company has an unsecured bank line of credit in Japan that provides a Yen 700 million (an equivalent of $7.0 million) revolving credit facility at an interest rate of TIBOR plus 0.625% (1.54% as of March 29, 2008). The revolving line of credit becomes due on July 21, 2011. The Company had no outstanding borrowings on the Yen facility at March 29, 2008.
The Company has an unsecured bank line of credit in Taiwan that provides a 35.0 million Taiwanese Dollar (equivalent to $1.2 million) revolving credit facility at an interest rate of two-years Time Deposit plus 0.145% (2.88% as of March 29, 2008). The revolving line of credit becomes due on August 18, 2009. The Company had the equivalent of $0.6 million outstanding on the Taiwanese Dollar facility at March 29, 2008. The Company also has a foreign fixed rate mortgage loan outstanding at March 29, 2008, totaling 35.1 million Taiwanese Dollar (equivalent to $1.2 million) with maturity dates through August 2013.
Note 5. Per Share Data
Net income per share amounts for the three months ended March 29, 2008, and March 31, 2007, are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

	Three Months Ended
	March 29,	March 31,
	2008	2007
Net income	$4,112	$6,221

Average shares outstanding – Basic	21,782	22,163

Net effect of dilutive stock options and restricted shares	116	175

Average shares outstanding – Diluted	21,898	22,338

Net income per share:
Basic	$0.19	$0.28

Diluted	$0.19	$0.28

Potential shares of common stock relating to stock options excluded from the EPS calculation because their effect would be anti-dilutive were 1,248,415 and 861,978 for the three months ended March 29, 2008 and March 31, 2007, respectively.

Note 6. Acquisitions
In June 2006, the Company announced that it had signed a definitive agreement to acquire the assets of Song Long Electronics Co., Ltd. (“Song Long”). On July 31, 2007, the Company acquired the assets of Song Long for approximately $5.5 million and acquisition costs of approximately $0.5 million, of which approximately $0.8 million was paid in 2006. The Company funded the acquisition with cash and has continued to operate Song Long’s electronics business subsequent to the acquisition. The Song Long acquisition strengthens the Company’s position in the circuit protection industry, moving operations closer to customers in the Asia-Pacific region while lowering production costs.
The acquisition was accounted for using the purchase method of accounting and the operations of Song Long are included in the Company’s consolidated results from the date of the acquisition. The purchase price allocations were based on preliminary estimates. These estimates were subject to revision after the Company completed final negotiation of working capital adjustments to the purchase price and fair value analysis. During the fourth quarter of 2007, the Company completed the final negotiation, which resulted in an addition to the purchase price of approximately $0.3 million of acquisition costs, the assumption of $1.5 million of accounts payable and the holdback of $1.0 million subject to the fulfillment of certain contractual obligations by the seller. These obligations were fulfilled and payments totaling $1.0 million were made during the first quarter of 2008. The following table sets forth the purchase price allocations for Song Long’s assets in accordance with the purchase method of accounting with adjustments to record the acquired assets at their estimated fair market or net realizable values.

Purchase price allocation (in thousands)
Inventory	$1,186
Property, plant and equipment	1,290
Goodwill	5,311
Current liabilities	(1,500)

$6,287

All Song Long goodwill and assets are reflected in the Asia-Pacific geographical area at estimated fair values as adjusted during the fourth quarter of 2007 and first quarter of 2008. The fair values are estimates and subject to revision as the Company completes its fair value analysis, which may result in an allocation to identifiable intangible assets. Pro forma financial information is not presented due to amounts not being materially different than actual results.
On February 29, 2008, the Company acquired Shock Block Corporation (“Shock Block”), a leading manufacturer in ground fault technology located in Dallas, Texas, for $9.2 million less a holdback of $0.9 million subject to the fulfillment of certain contractual obligations by the seller. The Company primarily acquired certain intellectual property rights including customer lists, trademarks and tradenames. The Company funded the acquisition with cash and has continued to operate Shock Block’s electrical business subsequent to the acquisition. The Shock Block acquisition expands the Company’s portfolio of protection products for commercial and industrial applications and strengthens the Company’s position in the circuit protection industry.
The acquisition was accounted for using the purchase method of accounting and the operations of Shock Block were included in the Company’s consolidated results from the date of the acquisition. The following table sets forth the purchase price allocations for Shock Block’s assets in accordance with the purchase method of accounting with adjustments to record the acquired assets at their estimated fair market or net realizable values.

Purchase price allocation (in thousands)
Goodwill	$7,595
Customer lists	2,442
Other assets, net	91
Deferred tax liability	(928)

$9,200

All Shock Block goodwill and other assets were recorded in the Americas geographical area based on preliminary estimates of fair values during the first quarter of 2008. These estimates are subject to revision after the Company completes final negotiation of working capital adjustments to the purchase price and fair value analysis, which may result in an allocation to identifiable intangible assets. Pro forma financial information is not presented due to amounts not being materially different than actual results.
Note 7. Investments
SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. SFAS 157 must be applied prospectively beginning January 1, 2008.
Included in the Company’s investments are shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company whose shares are traded on the Taiwan Stock Exchange. The investment in Polytronics was acquired as part of the Heinrich Industrie AG acquisition (“Heinrich”). The Company’s shares held represent approximately 8.2% of total Polytronics shares outstanding at March 29, 2008 and December 29, 2007. The fair value of this investment is $7.1 million at March 29, 2008 and $6.5 million at December 29, 2007, based on the quoted market price at the close of business corresponding to each date. Unrealized gains (losses), net of taxes related to this investment are included in other comprehensive income. The remaining movement in the fair value of this investment is due to the impact of changes in exchange rates, which is included as a component of the currency translation adjustments of other comprehensive income. The Polytronics investment represents the only significant item that is remeasured at fair market value each balance sheet date.
Note 8. Restructuring
During 2006, the Company announced the closure of its Ireland facility, resulting in restructuring charges of $17.1 million, consisting of $20.0 million of accrued severance less a statutory rebate of $2.9 million recorded as a current asset, that were recorded as part of cost of sales. This restructuring, which impacts approximately 131 employees, is part of the Company’s strategy to expand operations in Asia-Pacific in order to be closer to current and potential customers and take advantage of lower manufacturing costs. Restructuring charges are based upon each associate’s current salary and length of service with the Company. The additions in 2008 and 2007 primarily relate to retention costs that will be incurred over the remaining transition period. These costs will be paid through 2009. All charges related to the closure of the Ireland facility are recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. A summary of activity of this liability is as follows:

Ireland restructuring (in thousands)
Balance at December 30, 2006	$22,608
Additions	977
Payments	(3,801)
Exchange rate impact	1,977

Balance at December 29, 2007	21,761
Additions	217
Payments	(2,189)
Exchange rate impact	1,537

Balance at March 29, 2008	$21,326

During 2006, the Company recorded a $5.0 million charge related to the downsizing of the Heinrich operations. Manufacturing related charges of $2.3 million were recorded as part of cost of sales and non-manufacturing related charges of $2.7 million were recorded as part of selling, general and administrative expenses. These charges were primarily for redundancy costs and will be paid through 2008. The additions in 2008 and 2007 primarily relate to retention costs that will be incurred over the remaining transition period. All charges related to this downsizing are recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. This restructuring impacts approximately 52 associates in various technical, production, administrative and support roles. A summary of activity of this liability is as follows:

Heinrich restructuring (in thousands)
Balance at December 30, 2006	$4,363
Additions	850
Payments	(4,733)

Balance at December 29, 2007	480
Additions	54
Payments	(110)

Balance at March 29, 2008	$424

During 2006, the Company announced the closure of its Irving, Texas facility and the transfer of its semiconductor wafer manufacturing from Irving, Texas to Wuxi, China in a phased transition from 2007 to 2010. A liability of $1.9 million was recorded related to redundancy costs for the manufacturing operation associated with this downsizing. This charge was recorded as part of cost of sales and is included in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred through 2010 is $6.5 million. The amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining closure period. This restructuring impacts approximately 180 associates in various production and support related roles and will be paid through 2010. A summary of activity of this liability is as follows:

Irving, Texas restructuring (in thousands)
Balance at December 30, 2006	$1,890
Additions	1,446
Payments	(362)

Balance at December 29, 2007	2,974
Additions	686
Payments	(145)

Balance at March 29, 2008	$3,515

During March 2007, the Company announced the closure of its Des Plaines and Elk Grove, Illinois facilities and the transfer of its manufacturing from Des Plaines, Illinois to the Philippines and Mexico in a phased transition from 2007 to 2009. A liability of $3.5 million was recorded related to redundancy costs for the manufacturing and distribution operations associated with this downsizing. Manufacturing related charges of $3.0 million were recorded as part of cost of sales and non-manufacturing related charges of $0.5 million were recorded as part of selling, general and administrative expenses. All charges related to this downsizing are recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred through 2009 is $7.1 million. The amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining closure period. This restructuring impacts approximately 307 associates in various production and support related roles and will be paid through 2009. A summary of activity of this liability is as follows:

Des Plaines and Elk Grove, Illinois (in thousands)
Balance at December 30, 2006	$102
Additions	4,963
Payments	(355)

Balance at December 29, 2007	4,710
Additions	374
Payments	(12)

Balance at March 29, 2008	$5,072

In March 2008, the Company announced the closure of its Matamoros, Mexico facility and the transfer of its semiconductor assembly and test operation from Matamoros, Mexico to Wuxi, China in a phased transition over two years. A liability of $4.4 million was recorded related to redundancy costs for the manufacturing operation associated with this downsizing. This charge was recorded as part of cost of sales and is included in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred through 2009 is $6.3 million. The amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining closure period. This restructuring impacts approximately 950 associates in various production and support related roles and will be paid through 2009.

Note 9. Income Taxes
The effective tax rate for the first quarter of 2008 was 27.1% compared to an effective tax rate of 33.6% in the first quarter of 2007. The current quarter effective tax rate was favorably impacted by the mix of income earned in lower tax jurisdictions and less taxes due on the repatriation of cash from lower tax jurisdictions.
Note 10. Pensions
The components of net periodic benefit cost for the three months ended March 29, 2008, compared with the three months ended March 31, 2007, were (in thousands):

	U.S. Pension Benefits		Foreign Plans
	Three Months Ended		Three Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Service cost	$832	$798	$293	$281
Interest cost	1,017	950	593	511
Expected return on plan assets	(1,174)	(1,057)	(378)	(529)
Amortization of prior service cost	2	3	(4)	(3)
Amortization of transition asset	—	—	(23)	(28)
Amortization of net loss	4	14	130	77

Total cost of the plan	681	708	611	309
Expected plan participants’ contribution	—	—	(73)	(81)

Net periodic benefit cost	$681	$708	$538	$228

The expected rate of return on pension assets is 8.5% in 2008 and 2007.
Note 11. Comprehensive Income
The following table sets forth the computation of comprehensive income for the three months ended March 29, 2008 and March 31, 2007, respectively:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Net income	$4,112	$6,221
Other comprehensive income:
Currency translation adjustments	9,833	1,065
Minimum pension liability adjustment, net of income taxes	183	—
Unrealized gain on available-for-sale securities, net of income taxes	4	619
Comprehensive income	$14,132	$7,905

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table is a summary of the Company’s operating segments net sales by business unit and geography:
Sales by Business Unit and Geography
(dollars in millions)

	First Quarter
	2008	2007	% Change
Business Unit
Electronics	$84.8	$86.1	(1.5)%
Automotive	36.3	33.7	7.7%
Electrical	12.6	12.0	5.0%

Total	$133.7	$131.8	1.4%

	First Quarter
	2008	2007	% Change
Geography*
Americas	$49.7	$51.4	(3.3)%
Europe	33.3	31.2	6.7%
Asia-Pacific	50.7	49.2	3.0%

Total	$133.7	$131.8	1.4%

*	Sales are defined based upon shipped to destination.
Results of Operations – First Quarter, 2008
Net sales increased $1.9 million or 1% to $133.7 million in the first quarter of 2008 compared to $131.8 million in the first quarter of 2007 reflecting favorable currency effects of $4.4 million, partially offset by lower electronics sales.
Sales in the electronics business decreased $1.3 million or 1% to $84.8 million in the first quarter of 2008 compared to $86.1 million in the first quarter of 2007 reflecting weaker demand in Europe and North America. Automotive sales increased $2.6 million or 8% to $36.3 million in the first quarter of 2008 compared to $33.7 million in the first quarter of 2007 primarily due to the continued strength of the Euro and growth in both the passenger vehicle and off-road truck and bus product lines in Europe. Electrical sales increased $0.6 million or 5% to $12.6 million in the first quarter of 2008 compared to $12.0 million in the first quarter of 2007 primarily due to new OEM business and price increases.
On a geographic basis, sales in the Americas decreased $1.7 million or 3% to $49.7 million in the first quarter of 2008 compared to $51.4 million in the first quarter of 2007, primarily due to lower sales of electronics and automotive products. Europe sales increased $2.1 million or 7% to $33.3 million in the first quarter of 2008 compared to $31.2 million in the first quarter of 2007 mainly due to the effects of a strong Euro and higher automotive sales, partially offset by lower sales of electronics products. Asia-Pacific sales increased $1.5 million or 3% to $50.7 million in the first quarter of 2008 compared to $49.2 million in the first quarter on 2007 due to growth in the electronics and automotive markets.

Gross profit was $38.5 million or 29% of net sales for the first quarter of 2008, compared to $41.3 million or 31% of net sales in the same quarter last year. The decrease in gross margin was mainly attributable to slightly higher restructuring charges in the first quarter of 2008 compared to 2007, reduced plant fixed expense leverage due to lower production volumes and higher costs related to plant transfer activities. The Company recorded $4.4 million of restructuring charges in cost of sales in the current year related to the closure of the Matamoros, Mexico manufacturing facility, compared to $4.1 million of restructuring charges in the prior year primarily related to the closure of the Des Plaines, Illinois manufacturing facility.
Total operating expense was $32.2 million or 24% of net sales for the first quarter of 2008 compared to $31.8 million or 24% of net sales for the same quarter in 2007. The increase in operating expense primarily reflects higher research and development spending on new products.
Operating income was $6.3 million or 5% of net sales for the first quarter of 2008 compared to $9.5 million or 7% of net sales for the same quarter in 2007.
Interest expense was $0.3 million in the first quarter of 2008 compared to $0.5 million for the first quarter of 2007. Other expense, net, consisting of interest income, royalties, non-operating income and foreign currency items was $0.3 million for the first quarter of 2008 compared to other income of $0.3 million in the first quarter of 2007. The results for 2008 were primarily due to the impact from foreign exchange revaluation.
Income before income taxes was $5.6 million for the first quarter of 2008 compared to $9.4 million for the first quarter of 2007. Income tax expense was $1.5 million with an effective tax rate of 27.1% for the first quarter of 2008 compared to $3.1 million with an effective tax rate of 33.6% in the first quarter of 2007.
Net income for the first quarter of 2008 was $4.1 million or $0.19 per diluted share compared to $6.2 million or $0.28 per diluted share for the same quarter of 2007.
Liquidity and Capital Resources
The Company historically has financed capital expenditures through cash flows from operations. Assuming no material adverse changes in market conditions or interest rates, management expects that cash flows from operations and available lines of credit will be sufficient to support both its operations and its debt obligations for the foreseeable future.
The Company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the Company and agreement with the lenders, which expires on July 21, 2011. At March 29, 2008, the Company had available $48.5 million of borrowing capability under the revolving credit facility at an interest rate of LIBOR plus 0.50% (3.93% as of March 29, 2008). The Company also had $2.8 million available in letters of credit at March 29, 2008. No amounts were outstanding under these letters of credit at March 29, 2008.
The domestic bank credit agreement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At March 29, 2008, the Company was in compliance with these covenants.
The Company has an unsecured bank line of credit in Japan that provides a Yen 700 million (an equivalent of $7.0 million) revolving credit facility at an interest rate of TIBOR plus 0.625% (1.54% as of March 29, 2008). The revolving line of credit becomes due on July 21, 2011. The Company had no outstanding borrowings on the Yen facility at March 29, 2008.

The Company has an unsecured bank line of credit in Taiwan that provides a Taiwanese Dollar 35.0 million (equivalent to $1.2 million) revolving credit facility at an interest rate of two-years Time Deposit plus 0.145% (2.88% as of March 29, 2008). The revolving line of credit becomes due on August 18, 2009. The Company had the equivalent of $0.6 million outstanding on the Taiwanese Dollar facility at March 29, 2008. The Company also has a foreign fixed rate mortgage loan outstanding at March 29, 2008, totaling Taiwanese Dollar 35.1 million (equivalent to $1.2 million) with maturity dates through August 2013.
The Company started the 2008 year with $64.9 million of cash and cash equivalents. Net cash used in operating activities was $1.0 million for the first quarter of 2008, which includes net income of $4.1 million, depreciation of $6.6 million, amortization of $0.9 million and stock based compensation of $1.0 million. Offsetting these items were changes to various operating assets and liabilities. Accounts receivable and inventory increased using $4.1 million and $4.2 million of cash, respectively, along with a net increase to prepaid expenses and other of $2.9 million. In addition, accounts payable and accrued expenses decreased using $6.0 million of cash, partially offset by changes to accrued income taxes of $1.9 million and accrued payroll and severance of approximately $1.7 million.
Net cash used in investing activities included $11.5 million in capital spending, related to the Company’s plant expansion in the Asia-Pacific region, manufacturing process improvements and new product introductions, and $9.3 million for the purchases of businesses, primarily related to Shock Block, during the first quarter of 2008. In addition, net cash provided by financing activities included net proceeds from debt of $14.9 million and stock option exercises of $0.4 million, partially offset by stock repurchases of $6.6 million. The effects of exchange rate changes increased cash by approximately $1.6 million. The net cash used in operating activities and investing activities less net cash provided by financing activities and the effects of exchange rate changes resulted in a $11.5 million decrease in cash, which left the Company with a cash balance of $53.4 million at March 29, 2008.
The ratio of current assets to current liabilities was 2.3 to 1 at the end of the first quarter of 2008 compared to 2.4 to 1 at year-end 2007 and 2.7 to 1 at the end of the first quarter of 2007. Days sales outstanding in accounts receivable was approximately 62 days at the end of the first quarter of 2008, compared to 58 days at both year-end 2007 and at the end of the first quarter 2007. Days inventory outstanding was approximately 61 days at the end of the first quarter of 2008 compared to 59 days at the year-end 2007 and 66 days at end of the first quarter of 2007.
Outlook
The Company believes its long-term growth strategy, which emphasizes developing new circuit protection products, providing customers with solutions and technical support in all major regions of the world and leveraging low cost production facilities in China, the Philippines and Mexico will drive sales growth and reduce costs in each of its segments. In addition, the fundamentals for the Company’s major markets appear to be neutral for 2008.
The Company initiated a series of projects beginning in 2005 to reduce costs in its global operations by consolidating manufacturing and distribution into fewer sites in low-cost locations in China, the Philippines and Mexico. These programs are expected to generate significant cost savings beginning in late 2008 and increasing in 2009. The Company has incurred significant costs related to these programs, including severance, retention incentives, training, redundant overhead and equipment transfers. These costs are expected to be ongoing through 2008 and until the manufacturing and distribution transfers are completed in early 2010.
The Company is working to expand its share of the circuit protection market by leveraging new products that it has recently acquired or developed, as well as improving solution selling capabilities. In the future, the Company will look for opportunities to add to its product portfolio and technical expertise so that it can provide customers with the most complete circuit protection solutions available in the marketplace.

Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).
The statements in this section and the other sections of this report that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of the PSRLA. These statements may involve risks and uncertainties, including, but not limited to, risks relating to product demand and market acceptance, economic conditions, the impact of competitive products and pricing, product quality problems or product recalls, capacity and supply difficulties or constraints, coal mining exposures reserves, failure of an indemnification for environmental liability, exchange rate fluctuations, commodity price fluctuations, the effect of the Company’s accounting policies, labor disputes, restructuring costs in excess of expectations, pension plan asset returns less than assumed, integration of acquisitions and other risks which may be detailed in the Company’s other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. For a further discussion of the risk factors of the Company, please see Item 1A. “Risk Factors” to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk from changes in interest rates, foreign exchange rates and commodities.
The Company had debt outstanding at March 29, 2008, in the form of a domestic revolving credit facility and foreign lines of credit at variable rates. While 100% of this debt has variable interest rates, the Company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.
The majority of the Company’s operations consist of manufacturing and sales activities in foreign countries. The Company has manufacturing facilities in Mexico, Ireland, Germany, China, Taiwan and the Philippines. During the first quarter of 2008, sales to customers outside the U.S. were 62.8% of total net sales. Substantially all sales in Europe are denominated in Euros and U.S. Dollars and substantially all sales in the Asia-Pacific region are denominated in U.S. Dollars, Japanese Yen, South Korean Won, Chinese Yuan and Taiwanese Dollars.
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
The Company uses various metals in the production of its products, including copper and zinc. The Company’s earnings are exposed to fluctuations in the prices of these commodities. The Company does not currently use derivative financial instruments to mitigate this commodity price risk. A 10% increase in the price of copper or zinc would reduce annual pre-tax profit by approximately $1.5 million and $0.7 million, respectively.
The Company purchases a particular type of silicon as a raw material for many of its semiconductor products. This same type of silicon is used in solar panels, and therefore is experiencing high levels of market demand. As a result, there is a risk of market shortages for this material at some point. The Company is taking actions to secure adequate sources of supply to meet its expected future demand for this material. In addition, the cost of energy has risen dramatically in recent months. Consequently, there is a risk that continued high prices for oil and electricity could have a significant impact on the Company’s distribution and operating expenses as well as margins.
While the Company is exposed to significant changes in certain commodity prices and foreign currency exchange rates, the Company actively monitors these exposures and takes various actions to mitigate any negative impacts of these exposures.

Item 4. Controls and Procedures
As of March 29, 2008, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Report. There were no significant changes in the Company’s internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the Company’s internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the Company’s Chief Executive Officer and Chief Financial Officer.

PART II — OTHER INFORMATION

Item 1A:	Risk Factors

A detailed description of risks that could have a negative impact on our business, revenues and performance results can be found under the caption “Risk Factors” in our most recent Form 10-K, filed on February 27, 2008.
Item 2:          Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The table below provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the first quarter of fiscal 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
Dec. 30, 2007 to Jan. 26, 2008	—	—	—	500,000
Jan. 27, 2008 to Feb. 23, 2008	205,000	$30.34	205,000	295,000
Feb. 23, 2008 to Mar. 29, 2008	13,000	30.99	13,000	282,000

Total	218,000	$30.38	218,000	282,000

The Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares under a program for the period May 1, 2007 to April 30, 2008, of which 718,000 shares have been purchased through March 29, 2008. On April 25, 2008, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares under a new program for the period May 1, 2008 to April 30, 2009.
Item 6: Exhibits

Exhibit	Description
10.1	2008 Annual Incentive Plan (as described in the Company’s Current Report on Form 8-K dated May 1, 2008, which is incorporated by reference herein)

31.1	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.
Date: May 6, 2008	By /s/ Philip G. Franklin
Philip G. Franklin
Vice President, Operations Support and Chief Financial Officer (As duly authorized officer and as the principal financial and accounting officer)