Form 10-Q
period 2008-06-28
LITTELFUSE INC /DE
filed 2008-08-04
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2008
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of June 28, 2008, 21,692,291 shares of common stock, $.01 par value, of the Registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LITTELFUSE, INC.
Condensed Consolidated Balance Sheets
(in thousands, unaudited)

	June 28, 2008	December 29, 2007
Assets
Current assets:
Cash and cash equivalents	$55,258	$64,943
Accounts receivable	94,292	85,607
Inventories	63,874	58,845
Deferred income taxes	11,061	10,986
Prepaid expenses and other current assets	14,906	14,789

Total current assets	239,391	235,170

Property, plant and equipment:
Land	11,407	12,573
Buildings	51,750	49,321
Equipment	299,639	282,416

	362,796	344,310
Accumulated depreciation	(209,438)	(199,748)

Net property, plant and equipment	153,358	144,562

Intangible assets, net of amortization:
Patents, licenses and software	8,937	9,231
Distribution network	13,517	13,823
Customer lists, trademarks and tradenames	3,346	1,192
Goodwill	82,979	73,462

	108,779	97,708
Investments	5,919	6,544
Deferred income taxes	6,720	6,141
Other assets	1,416	1,240

Total Assets	$515,583	$491,365

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,855	$27,889
Accrued payroll	18,677	19,441
Accrued expenses	12,021	11,595
Accrued severance	19,218	21,092
Accrued income taxes	1,544	4,484
Current portion of long-term debt	24,018	12,086

Total current liabilities	100,333	96,587

Long-term debt, less current portion	—	1,223
Accrued severance	11,277	8,912
Accrued post-retirement benefits	19,829	18,371
Other long-term liabilities	12,875	12,715
Minority interest	143	143

Total shareholders’ equity	371,126	353,414

Total Liabilities and Shareholders’ Equity	$515,583	$491,365

Common shares issued and outstanding of 21,692,291 and 21,869,824, at June 28, 2008 and December 29, 2007, respectively
See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Income
(in thousands, except per share data, unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales	$149,826	$129,149	$283,534	$260,963

Cost of sales	102,364	87,878	197,591	178,371

Gross profit	47,462	41,271	85,943	82,592

Selling, general and administrative expenses	26,944	23,474	52,622	49,360
Research and development expenses	6,213	5,306	11,836	10,593
Amortization of intangibles	1,001	879	1,893	1,536

Operating income	13,304	11,612	19,592	21,103

Interest expense	368	368	702	830
Other expense (income), net	43	(545)	356	(885)

Income before income taxes	12,893	11,789	18,534	21,158

Income taxes	3,752	3,407	5,281	6,555

Net income	$9,141	$8,382	$13,253	$14,603

Net income per share:
Basic	$0.42	$0.38	$0.61	$0.66

Diluted	$0.42	$0.37	$0.61	$0.65

Weighted average shares and equivalent shares outstanding:
Basic	21,687	22,294	21,734	22,229

Diluted	21,869	22,516	21,880	22,427

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	For the Six Months Ended
	June 28,	June 30,
	2008	2007
Operating activities:
Net income	$13,253	$14,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,725	12,145
Amortization of intangibles	1,893	1,536
Stock-based compensation	2,506	2,634
Gain on sale of property, plant and equipment	(305)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,552)	1
Inventories	(4,329)	1,177
Accounts payable and accrued expenses	(3,845)	(98)
Accrued payroll and severance	(784)	(8,314)
Accrued taxes	(3,246)	(4,455)
Prepaid expenses and other	3,208	(3,222)

Net cash provided by operating activities	14,524	16,007

Investing activities:
Purchases of property, plant, and equipment	(25,101)	(13,077)
Purchases of businesses, net of cash acquired	(9,280)	—
Proceeds from sale of property, plant and equipment	3,384	—

Net cash used in investing activities	(30,997)	(13,077)

Financing activities:
Proceeds from debt	54,000	30,500
Payments of debt	(43,412)	(48,025)
Purchases of common stock	(6,623)	—
Proceeds from exercise of stock options	1,187	6,064

Net cash provided by (used in) financing activities	5,152	(11,461)

Effect of exchange rate changes on cash	1,636	1,067

Decrease in cash and cash equivalents	(9,685)	(7,464)
Cash and cash equivalents at beginning of period	64,943	56,704

Cash and cash equivalents at end of period	$55,258	$49,240

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 28, 2008
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Littelfuse, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, Matamoros severance, and accrued employee-related costs pursuant to contractual obligations, considered necessary for a fair presentation have been included. Certain items in the 2007 financial statements have been reclassified to conform to the 2008 presentation. Operating results for the three and six months ended June 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 27, 2008. For further information, refer to the Company’s consolidated financial statements and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.
2. Business Segment Information
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
Littelfuse, Inc. and its subsidiaries design, manufacture, and sell circuit protection devices throughout the world. The Company reports its operations by the following business unit segments: electronics, automotive, and electrical. Each operating segment is directly responsible for sales, marketing and research and development. Manufacturing, purchasing, logistics, customer service, finance, information technology and human resources are shared functions that are allocated back to the three operating segments. The CEO allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes, but does not evaluate the operating segments using discrete asset information.
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

Business unit segment information for the three and six months ended June 28, 2008 and June 30, 2007 is summarized as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales
Electronics	$95,516	$82,223	$180,357	$168,305
Automotive	38,950	33,818	75,233	67,536
Electrical	15,360	13,108	27,944	25,122

Total net sales	$149,826	$129,149	$283,534	$260,963

Operating income (loss)
Electronics	$4,793	$4,996	$7,131	$11,015
Automotive	4,545	4,481	10,394	9,393
Electrical	3,966	2,970	6,459	5,644
Other*	—	(835)	(4,392)	(4,949)

Total operating income	13,304	11,612	19,592	21,103
Interest expense	368	368	702	830
Other expense (income), net	43	(545)	356	(885)

Income before income taxes	$12,893	$11,789	$18,534	$21,158

*	Included in “Other” Operating income (loss) are items such as restructuring charges.
Export sales to Hong Kong were 19% and 18% of consolidated net sales for the three and six months ended June 28, 2008, respectively, compared to 16% and 17% in the comparable prior year periods. No other foreign country sales exceeded 10% of consolidated net sales for the three and six months ended June 28, 2008 or June 30, 2007. Sales to Arrow Pemco Group were 10% and 11% of net sales for the three and six months ended June 28, 2008, respectively. Sales to no single customer amounted to 10% or more of the Company’s net sales in the comparable prior year periods.
The Company’s net sales and identifiable assets (total assets less intangible assets and investments) by geographical area for the periods ended June 28, 2008 and June 30, 2007 are summarized as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales
Americas	$55,061	$51,100	$104,782	$102,557
Europe	35,820	29,418	69,153	60,614
Asia-Pacific	58,945	48,631	109,599	97,792

Total net sales	$149,826	$129,149	$283,534	$260,963

Identifiable assets
Americas	$167,226	$203,308
Europe	101,983	151,125
Asia-Pacific	178,153	147,775

Combined total	447,362	502,208
Eliminations	(46,477)	(137,381)

Consolidated total	$400,885	$364,827

3. Inventories
The components of inventories are summarized as follows (in thousands):

	June 28, 2008	December 29, 2007
Raw material	$21,163	$19,758
Work in process	14,280	11,292
Finished goods	28,431	27,795

Total inventories	$63,874	$58,845

4. Debt
The Company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the Company and agreement with the lenders, which expires on July 21, 2011. At June 28, 2008, the Company had $24.0 million outstanding and $51.0 million of available borrowing capability under the revolving credit facility at an interest rate of LIBOR plus 0.50% (3.14% as of June 28, 2008). The Company also had $2.8 million available in letters of credit at June 28, 2008. No amounts were outstanding under these letters of credit at June 28, 2008.
The domestic bank credit agreement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At June 28, 2008, the Company was in compliance with all covenants in this domestic bank credit agreement.
The Company has an unsecured bank line of credit in Japan that provides a 700 million yen (an equivalent of $6.6 million) revolving credit facility at an interest rate of TIBOR plus 0.625% (1.55% as of June 28, 2008). The revolving line of credit becomes due on July 21, 2011. The Company had no outstanding borrowings on the yen facility at June 28, 2008.
During the three months ended June 28, 2008, the Company had an unsecured bank line of credit in Taiwan that provided a 35.0 million Taiwanese dollar revolving credit facility at an interest rate of two-years time deposit plus 0.145%. The revolving line of credit was due on August 18, 2009. The Company also had a foreign fixed rate mortgage loan outstanding totaling approximately 32.0 million Taiwanese dollar with maturity dates through August 2013. The Company chose to repay the outstanding balances on both debt instruments in June 2008 resulting in uses of cash totaling the equivalent of $1.7 million, which is reflected in the Consolidated Statements of Cash Flows. As a result, the line of credit was closed at June 28, 2008.
5. Per Share Data
Net income per share amounts for the three and six months ended June 28, 2008, and June 30, 2007, are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income	$9,141	$8,382	$13,253	$14,603

Average shares outstanding — Basic	21,687	22,294	21,734	22,229

Net effect of dilutive stock options and restricted shares	182	222	146	198

Average shares outstanding — Diluted	21,869	22,516	21,880	22,427

Net income per share
Basic	$0.42	$0.38	$0.61	$0.66

Diluted	$0.42	$0.37	$0.61	$0.65

Potential shares of common stock relating to stock options excluded from the earnings per share calculation because their effect would be anti-dilutive were 1,046,122 and 1,154,745 for the three and six months ended June 28, 2008, respectively, and 803,489 and 797,410 for the three and six months ended June 30, 2007, respectively.

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
The acquisition was accounted for using the purchase method of accounting and the operations of Song Long are included in the Company’s consolidated results from the date of the acquisition. At the acquisition date, the purchase price allocations were based on preliminary estimates. These estimates were subject to revision after the Company completed final negotiation of working capital adjustments to the purchase price and fair value analysis. During the fourth quarter of 2007, the Company completed the final negotiation, which resulted in an addition to the purchase price of approximately $0.3 million of acquisition costs, the assumption of $1.5 million of accounts payable and the holdback of $1.0 million subject to the fulfillment of certain contractual obligations by the seller. These obligations were fulfilled and payments totaling $1.0 million were made during the first quarter of 2008.
At June 28, 2008, the Company completed its final purchase price allocations and determined that no material value was obtained from other identifiable intangible assets. All Song Long goodwill and assets are reflected in the Asia-Pacific geographical area. Pro forma financial information is not presented due to amounts not being materially different than actual results. The following table sets forth the purchase price allocation for the acquisition of Song Long in accordance with the purchase method of accounting with adjustments to record the acquired assets and liabilities of Song Long at their estimated fair market or net realizable values.

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
The acquisition was accounted for using the purchase method of accounting and the operations of Shock Block were included in the Company’s consolidated results from the date of the acquisition. The following table sets forth the preliminary purchase price allocations for Shock Block’s assets in accordance with the purchase method of accounting with adjustments to record the acquired assets at their estimated fair market or net realizable values.

Purchase price allocation (in thousands)
Goodwill	$7,595
Customer lists	2,442
Other assets, net	91
Deferred tax liability	(928)

$9,200

All Shock Block goodwill and other assets were recorded in the Americas geographical area based on preliminary estimates of fair values during the first quarter of 2008. These estimates are subject to revision after the Company completes final negotiation of working capital adjustments to the purchase price and preliminary fair value analysis, which may result in an allocation to identifiable intangible assets. Pro forma financial information is not presented due to amounts not being materially different than actual results.
Goodwill for all of the above acquisitions is expected to be deductible for tax purposes.

7. Financial Instruments, Derivatives and Fair Value Measures
In September 2006, the Financial Accounting Standards Board (“FASB”) released SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a standard definition of fair value as it applies to assets and liabilities, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but it does not require any new fair value measurements. SFAS 157 clarifies the application of other accounting pronouncements that require or permit fair value measurements and sets out a fair value hierarchy that distinguishes between assumptions based on market data obtained from independent sources (observable inputs) and those based on an entity’s own assumptions (unobservable inputs).
Under SFAS 157, fair value measurements are disclosed by level within that hierarchy, with the highest priority assigned to quoted prices in active markets for identical assets or liabilities (Level 1), the next priority using observable prices that are based on inputs not quoted on active markets, but corroborated by market data (Level 2) and the lowest priority assigned to unobservable inputs (Level 3). SFAS 157 must be applied prospectively beginning January 1, 2008.
Securities Available for Sale
Included in the Company’s investments are shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company whose shares are traded on the Taiwan Stock Exchange, and which is designated as a Level 1 financial instrument under SFAS 157. The investment in Polytronics was acquired as part of the Heinrich Industrie AG acquisition (“Heinrich”). The Company’s shares held represent approximately 8.2% of total Polytronics shares outstanding at June 28, 2008 and December 29, 2007.
The fair value of this investment was $5.9 million at June 28, 2008 and $6.5 million at December 29, 2007, based on the quoted market price at the close of business corresponding to each date. Unrealized gains (losses), net of taxes related to this investment are included in other comprehensive income. The remaining movement in the fair value of this investment is due to the impact of changes in exchange rates, which is included as a component of the currency translation adjustments in other comprehensive income. At June 28, 2008, the Company’s investment in Polytronics had a fair value below its historical cost. However, at June 28, 2008, management did not believe the decline in market value incurred during the second quarter of 2008 to be other than temporary. Management will closely monitor the fair value of the investment during the third quarter of 2008 and should the fair value not exceed historical cost at the end of the third quarter, management will reconsider whether such decline in market value is other than temporary at that time.
Commodity Risk Management
In June 2008, the Company entered into an immaterial swap agreement to manage its exposure to fluctuations in the availability and cost of a raw material that is used extensively in the manufacturing process of certain products. The swap agreement is recognized in the consolidated balance sheet at fair value and is designated as a Level 2 financial instrument under SFAS 157. Furthermore, the swap agreement is designated as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), with changes in fair value included in other comprehensive income to the extent the hedge is effective. The Company does not hold derivative instruments for trading or speculative purposes. As of June 28, 2008, the fair value of the swap agreement was immaterial.
In March 2008, FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard requires enhanced disclosure about a company’s derivatives and hedging to help investors understand their impact on a company’s financial position, financial performance and cash flows. SFAS 161 is effective for periods beginning after November 15, 2008, with early application encouraged. The Company is evaluating the impact of adopting SFAS 161 on its Consolidated Financial Statements.

8. Restructuring
During 2006, the Company announced the closure of its Ireland facility, resulting in restructuring charges of $17.1 million, consisting of $20.0 million of accrued severance less a statutory rebate of $2.9 million recorded as a current asset, that were recorded as part of cost of sales. This restructuring, which impacts approximately 131 associates, is part of the Company’s strategy to expand operations in Asia-Pacific in order to be closer to current and potential customers and take advantage of lower manufacturing costs. Restructuring charges are based upon each associate’s current salary and length of service with the Company. The additions (reductions) in 2008 and 2007 primarily relate to retention costs that will be incurred over the remaining transition period. These costs will be paid through 2009. All charges related to the closure of the Ireland facility are recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. A summary of activity of this liability is as follows:

Ireland restructuring (in thousands)
Balance at December 30, 2006	$22,608
Additions	977
Payments	(3,801)
Exchange rate impact	1,977

Balance at December 29, 2007	21,761
Additions	217
Payments	(2,189)
Exchange rate impact	1,537

Balance at March 29, 2008	21,326
Reductions	(18)
Payments	(5,378)
Exchange rate impact	386

Balance at June 28, 2008	$16,316

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

Heinrich restructuring (in thousands)
Balance at December 30, 2006	$4,363
Additions	850
Payments	(4,733)

Balance at December 29, 2007	480
Additions	54
Payments	(110)

Balance at March 29, 2008	424
Additions	—
Payments	(101)

Balance at June 28, 2008	$323

During 2006, the Company announced the closure of its Irving, Texas facility and the transfer of its semiconductor wafer manufacturing from Irving, Texas to Wuxi, China in a phased transition from 2007 to 2010. A liability of $1.9 million was recorded related to redundancy costs for the manufacturing operation associated with this downsizing. This charge was recorded as part of cost of sales and is included in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred through 2010 is $6.5 million. The additions in 2008 and 2007, as well as the amounts not yet recognized, primarily relate to retention costs that will be incurred over the remaining transition period. This restructuring impacts approximately 180 associates in various production and support related roles and will be paid through 2010. A summary of activity of this liability is as follows:

Irving, Texas restructuring (in thousands)
Balance at December 30, 2006	$1,890
Additions	1,446
Payments	(362)

Balance at December 29, 2007	2,974
Additions	686
Payments	(145)

Balance at March 29, 2008	3,515
Additions	457
Payments	(83)

Balance at June 28, 2008	$3,889

During March 2007, the Company announced the closure of its Des Plaines and Elk Grove, Illinois facilities and the transfer of its manufacturing from Des Plaines, Illinois to the Philippines and Mexico in a phased transition from 2007 to 2009. A liability of $3.5 million was recorded related to redundancy costs for the manufacturing and distribution operations associated with this downsizing. Manufacturing related charges of $3.0 million were recorded as part of cost of sales and non-manufacturing related charges of $0.5 million were recorded as part of selling, general and administrative expenses. All charges related to this downsizing are recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred through 2009 is $7.1 million. The additions in 2008 and 2007, as well as the amounts not yet recognized, primarily relate to retention costs that will be incurred over the remaining transition period. This restructuring impacts approximately 307 associates in various production and support related roles and will be paid through 2009. A summary of activity of this liability is as follows:

Des Plaines and Elk Grove, Illinois restructuring (in thousands)
Balance at December 30, 2006	$102
Additions	4,963
Payments	(355)

Balance at December 29, 2007	4,710
Additions	374
Payments	(12)

Balance at March 29, 2008	5,072
Additions	503
Payments	(423)

Balance at June 28, 2008	$5,152

In March 2008, the Company announced the closure of its Matamoros, Mexico facility and the transfer of its semiconductor assembly and test operation from Matamoros, Mexico to Wuxi, China in a phased transition over two years. A total liability of $4.4 million was recorded related to redundancy costs for the manufacturing operations associated with this downsizing, of which $0.4 million related to associates located at the Company’s Irving, Texas facility and which are reflected in corresponding restructuring liability above. This charge was recorded as part of cost of sales and is included in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred through 2009 is $6.3 million. The additions in 2008, as well as the amounts not yet recognized, primarily relate to retention costs that will be incurred over the remaining transition period. This restructuring impacts approximately 950 associates in various production and support related roles and will be paid through 2009. A summary of activity of this liability is as follows:

Matamoros, Mexico restructuring (in thousands)
Balance at March 29, 2008	$4,041
Additions	288
Payments	—

Balance at June 28, 2008	$4,329

9. Pensions
The components of net periodic benefit cost for the three and six months ended June 28, 2008, compared with the three and six months ended June 30, 2007, were (in thousands):

	U.S. Pension Benefits				Foreign Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$832	$798	$1,664	$1,596	$293	$281	$586	$562
Interest cost	1,017	950	2,034	1,900	593	511	1,186	1,022
Expected return on plan assets	(1,174)	(1,057)	(2,348)	(2,114)	(378)	(529)	(756)	(1,059)
Amortization of prior service cost	2	3	4	5	(4)	(3)	(8)	(7)

Amortization of transition asset	—	—	—	—	(23)	(28)	(46)	(57)

Amortization of net (gain) loss	4	14	8	28	130	77	260	154

Total cost of the plan	681	708	1,362	1,415	611	309	1,222	615

Expected plan participants’ contribution	—	—	—	—	377	(81)	754	(161)

Net periodic benefit cost	$681	$708	$1,362	$1,415	$988	$228	$1,976	$454

The expected rate of return on U.S. pension assets is 8.5% in each of 2008 and 2007. The expected rate of return on foreign pension assets is 4.0% and 6.7% in 2008 and 2007, respectively.
10. Income Taxes
The effective tax rate for the second quarter of 2008 was 29.1% compared to an effective tax rate of 28.9% in the second quarter of 2007.
11. Comprehensive Income
The following table sets forth the computation of comprehensive income for the three and six months ended June 28, 2008 and June 30, 2007, respectively (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income	$9,141	$8,382	$13,253	$14,603
Other comprehensive income:
Currency translation adjustments	(1,283)	2,284	8,550	3,349
Minimum pension liability adjustment, net of income taxes	—	—	183	—
Loss on derivative, net of income taxes	(78)	—	(78)	—
Unrealized gain (loss) on available-for-sale securities, net of income taxes	(1,146)	23	(1,142)	642

Comprehensive income	$6,634	$10,689	$20,766	$18,594

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Littelfuse, Inc. and its subsidiaries (the “Company”) design, manufacture, and sell circuit protection devices for use in the electronics, automotive and electrical markets throughout the world. The following table is a summary of the Company’s operating segments net sales by business unit and geography:
Net Sales by Business Unit and Geography (in millions, unaudited)

	Second Quarter			Year-to-Date
	2008	2007	% Change	2008	2007	% Change
Business Unit
Electronics	$95.5	$82.2	16%	$180.4	$168.3	7%
Automotive	38.9	33.8	15%	75.2	67.6	11%
Electrical	15.4	13.1	17%	27.9	25.1	11%

Total	$149.8	$129.1	16%	$283.5	$261.0	9%

	Second Quarter			Year-to-Date
	2008	2007	% Change	2008	2007	% Change
Geography*
Americas	$55.1	$51.1	8%	$104.8	$102.6	2%
Europe	35.8	29.4	22%	69.1	60.6	14%
Asia-Pacific	58.9	48.6	21%	109.6	97.8	12%

Total	$149.8	$129.1	16%	$283.5	$261.0	9%

*	Sales by geography represent sales to customer or distributor locations.
Results of Operations — Second Quarter, 2008
Net sales increased $20.7 million or 16% to $149.8 million in the second quarter of 2008 compared to $129.1 million in the second quarter of 2007, reflecting strong sales in all three business units and favorable currency effects.
Sales in the electronics business unit increased $13.3 million or 16% to $95.5 million in the second quarter of 2008 compared to $82.2 million in the second quarter of 2007, reflecting stronger demand in the Asia-Pacific region and to a lesser extent in North America, as well as continued strength of the euro. Automotive sales increased $5.1 million or 15% to $38.9 million in the second quarter of 2008 compared to $33.8 million in the second quarter of 2007 primarily due to the continued strength of the euro and growth in the passenger vehicle market in Europe and Asia-Pacific regions and the off-road truck and bus product lines globally. Electrical sales increased $2.3 million or 17% to $15.4 million in the second quarter of 2008 compared to $13.1 million in the second quarter of 2007 primarily due to new OEM business and price increases.
On a geographic basis, sales in the Americas increased $4.0 million or 8% to $55.1 million in the second quarter of 2008 compared to $51.1 million in the second quarter of 2007, primarily due to higher sales of automotive and electrical products. Europe sales increased $6.4 million or 22% to $35.8 million in the second quarter of 2008 compared to $29.4 million in the second quarter of 2007 mainly due to the effects of a strong euro ($4.8 million) and higher automotive sales. Asia-Pacific sales increased $10.3 million or 21% to $58.9 million in the second quarter of 2008 compared to $48.6 million in the second quarter on 2007 primarily due to growth in the electronics market and to a lesser extent in the automotive market.
Gross profit was $47.5 million or 32% of net sales for the second quarter of 2008, compared to $41.3 million or 32% of net sales in the same quarter last year. The benefits of higher sales and increased operating leverage in the second quarter of 2008 were mostly offset by higher costs for transportation, materials and utilities driven primarily by increase in the prices of oil and commodity metals. The sales benefits from the strength of foreign currencies (primarily the euro) against the dollar were largely offset by the unfavorable effects of foreign currency denominated costs (primarily the euro, Chinese yuan, Philippine peso and Mexican peso).

Total operating expense was $34.2 million or 23% of net sales for the second quarter of 2008 compared to $29.7 million or 23% of net sales for the same quarter in 2007. The increase in operating expense primarily reflects increased selling and distribution expenses to support the higher sales levels in 2008, as well as increased research and development spending on new products.
Operating income was $13.3 million or 9% of net sales for the second quarter of 2008 compared to $11.6 million or 9% of net sales for the same quarter in 2007.
Interest expense was $0.3 million in the second quarter of both 2008 and 2007. Other expense (income), net, consisting of interest income, royalties, non-operating income and foreign currency items, was $0.1 million for the second quarter of 2008 compared to ($0.5) million in the second quarter of 2007. The results for 2008 were primarily due to the impact from foreign exchange settlements.
Income before income taxes was $12.9 million for the second quarter of 2008 compared to $11.8 million for the second quarter of 2007. Income tax expense was $3.8 million with an effective tax rate of 29.1% for the second quarter of 2008 compared to $3.4 million with an effective tax rate of 28.9% in the second quarter of 2007. The current quarter effective tax rate was impacted by the mix of income earned in higher tax jurisdictions and more taxes due on the repatriation of cash from lower tax jurisdictions.
Net income for the second quarter of 2008 was $9.1 million or $0.42 per diluted share compared to $8.4 million or $0.37 per diluted share for the same quarter of 2007.
Results of Operations — Six Months, 2008
Net sales increased $22.5 million or 9% to $283.5 million in the first six months of 2008 compared to $261.0 million in the first six months of 2007, reflecting strong sales in all three business units and favorable currency effects.
Sales in the electronics business unit increased $12.1 million or 7% to $180.4 million in the first six months of 2008 compared to $168.3 million in the first six months of 2007, reflecting strong demand in the Asia-Pacific region. Automotive sales increased $7.6 million or 11% to $75.2 million in the first six months of 2008 compared to $67.6 million in the first six months of 2007 primarily due to the continued strength of the euro, growth in the passenger vehicle market in Europe and Asia-Pacific regions and growth in the off-road truck and bus product lines globally. Electrical sales increased $2.8 million or 11% to $27.9 million in the first six months of 2008 compared to $25.1 million in the first six months of 2007 primarily due to new OEM business and price increases.
On a geographic basis, sales in the Americas increased $2.2 million or 2% to $104.8 million in the first six months of 2008 compared to $102.6 million in the first six months of 2007, primarily due to strong sales of automotive products. Europe sales increased $8.5 million or 14% to $69.1 million in the first six months of 2008 compared to $60.6 million in the first six months of 2007 mainly due to the effects of a strong euro and higher automotive sales, partially offset by lower sales of electronics products. Asia-Pacific sales increased $11.8 million or 12% to $109.6 million in the first six months of 2008 compared to $97.8 million in the first six months on 2007 primarily due to growth in the electronics market and to a lesser extent the automotive market.
Gross profit was $85.9 million or 30% of net sales for the first six months of 2008, compared to $82.6 million or 32% of net sales in the same period last year. The decrease in gross margin was mainly attributable to higher costs for transportation, materials and utilities driven primarily by increases in the prices of oil and commodity metals. Higher costs related to plant transfer activities also contributed to the margin decline. The Company recorded approximately $5.0 million of restructuring charges in cost of sales in the current year, primarily due to the closure of the Matamoros, Mexico manufacturing facility ($4.4 million), along with severance and retention expense at the Irving, Texas and Des Plaines, Illinois facilities, compared to $4.1 million of restructuring charges in the prior year primarily related to the closure of the Des Plaines, Illinois manufacturing facility, along with severance and retention expense in Ireland and Germany.

Total operating expense was $66.3 million or 23% of net sales for the first six months of 2008 compared to $61.5 million or 23% of net sales for the same period in 2007. The increase in operating expense primarily reflects increased selling and distribution expenses to support the higher sales levels in 2008, as well as increased research and development spending on new products.
Operating income was $19.6 million or 7% of net sales for the first six months of 2008 compared to $21.1 million or 8% of net sales for the same period in 2007.
Interest expense was $0.7 million in the first six months of 2008 compared to $0.8 million for the first six months of 2007. Other expense (income), net, consisting of interest income, royalties, non-operating income and foreign currency items, was $0.4 million for the first six months of 2008 compared to ($0.9) million in the first six months of 2007. The results for 2008 were primarily due to the impact from foreign exchange settlements.
Income before income taxes was $18.5 million for the first six months of 2008 compared to $21.2 million for the first six months of 2007. Income tax expense was $5.3 million with an effective tax rate of 28.5% for the first six months of 2008 compared to $6.6 million with an effective tax rate of 31.0% in the first six months of 2007. Income taxes for the first six months of 2007 were higher than for the first six months of 2008 due to less income earned in lower tax jurisdictions.
Net income for the first six months of 2008 was $13.3 million or $0.61 per diluted share compared to $14.6 million or $0.65 per diluted share for the same period last year.
Liquidity and Capital Resources
The Company historically has financed capital expenditures through cash flows from operations. Assuming no material adverse changes in market conditions or interest rates, management expects that cash flows from operations and available lines of credit will be sufficient to support both the Company’s operations and its debt obligations for the foreseeable future.
The Company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the Company and agreement with the lenders, which expires on July 21, 2011. At June 28, 2008, the Company had $24.0 million outstanding and $51.0 million of available borrowing capability under the revolving credit facility at an interest rate of LIBOR plus 0.50% (3.14% as of June 28, 2008). The Company also had $2.8 million available in letters of credit at June 28, 2008. No amounts were outstanding under these letters of credit at June 28, 2008.
The domestic bank credit agreement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At June 28, 2008, the Company was in compliance with all covenants in this domestic bank credit agreement.
The Company has an unsecured bank line of credit in Japan that provides a 700 million yen (an equivalent of $6.6 million) revolving credit facility at an interest rate of TIBOR plus 0.625% (1.55% as of June 28, 2008). The revolving line of credit becomes due on July 21, 2011. The Company had no outstanding borrowings on the yen facility at June 28, 2008.
During the three months ended June 28, 2008, the Company had an unsecured bank line of credit in Taiwan that provided a 35.0 million Taiwanese dollar revolving credit facility at an interest rate of two-years time deposit plus 0.145%. The revolving line of credit was due on August 18, 2009. The Company also had a foreign fixed rate mortgage loan outstanding totaling approximately 32.0 million Taiwanese dollar with maturity dates through August 2013. The Company chose to repay the outstanding balances on both debt instruments in June 2008 resulting in uses of cash totaling the equivalent of $1.7 million, which is reflected in Consolidated Statements of Cash Flows.

The Company started the 2008 year with $64.9 million of cash and cash equivalents. Net cash provided by operating activities was $14.5 million for the first six months of 2008, primarily reflecting net income of $13.3 million. Changes in various operating assets and liabilities that negatively impacted cash flows, including accounts receivable ($7.6 million), inventory ($4.3 million) and accounts payable and accrued expenses ($4.6 million), were more than offset by non cash adjustments, including depreciation ($13.7 million), stock based compensation ($2.5 million) and amortization of intangibles ($1.9 million).
Net cash used in investing activities was $31.0 million, including $25.1 million in capital spending, related to the Company’s plant expansion in the Asia-Pacific region, manufacturing process improvements and new product introductions, and $9.3 million for the purchases of businesses, primarily related to Shock Block, during the first quarter of 2008. The Company also sold two production facilities it owned, one in Eltville, Germany (related to the Efen business, which discontinued its operations in 2006) and the other in Arcola, Illinois (which transferred its operations to a leased facility), resulting in net cash provided from investing activities of $2.8 million and $0.6 million, respectively.
Net cash provided by financing activities was $5.2 million, including net proceeds from debt of $10.6 million and stock option exercises of $1.2 million, partially offset by stock repurchases of $6.6 million. The net proceeds from debt includes $54.0 million in gross proceeds less $43.4 million in payments, the vast majority of which relates to short-term activity under the Company’s domestic revolving credit facility.
The effects of exchange rate changes increased cash by approximately $1.6 million. The net cash used in investing activities less net cash provided by operating activities and financing activities and the effects of exchange rate changes resulted in a $9.7 million decrease in cash, which left the Company with a cash balance of $55.3 million at June 28, 2008.
The ratio of current assets to current liabilities was 2.4 to 1 at the end of the second quarter of 2008 compared to 2.4 to 1 at year-end 2007 and 3.5 to 1 at the end of the second quarter of 2007. The change in the current ratio at the end of the second quarter in 2008 compared to the prior year period reflected increased current liabilities in 2008, primarily related to accrued severance associated with the Ireland restructuring and increased current debt to support investing activities described above. Days sales outstanding in accounts receivable was approximately 57 days at the end of the second quarter of 2008 compared to 58 days at year-end 2007 and 59 days at the end of the second quarter of 2007. Days inventory outstanding was approximately 57 days at the end of the second quarter of 2008 compared to 59 days at the year-end 2007 and 68 days at end of the second quarter of 2007. The decrease in the number of days inventory outstanding at the end of the second quarter in 2008 compared to the prior year period reflects improved management in the Company’s distribution channels.
Off-Balance Sheet Arrangements
As of June 28, 2008, the Company did not have any off-balance sheet arrangements, as defined under the U.S. Securities and Exchange Commission rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties; the Company was not directly liable for the debt of any unconsolidated entity, and the Company did not have any retained or contingent interest in assets; and the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. In June 2008, the Company entered into a derivative financial instrument, as defined by SFAS 133; further information regarding this arrangement is provided in Note 7 to the condensed consolidated financial statements included in this report.

Contractual Obligations
The following table summarizes contractual obligations and commitments, as of June 28, 2008 (in thousands):

		Payment Due By Period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Contractual Obligations:
Long-term debt obligations	$24,018	$24,018	$—	$—	$—
Interest payments	754	754	—	—	—
Supplemental Executive Retirement Plan	2,820	—	—	—	2,820
Operating lease payments*	40,073	5,748	8,848	5,046	20,431

Total	$67,665	$30,520	$8,848	$5,046	$23,251

*	Included in “Operating lease payments” is future rental expense under a new lease agreement for office space related to the Company’s U.S. corporate headquarters, which will be relocated in Chicago, IL. The agreement commences January 2009 and expires December 2024.
Outlook
The Company believes its long-term growth strategy, which emphasizes developing new circuit protection products, providing customers with solutions and technical support in all major regions of the world and leveraging low cost production facilities in China, the Philippines and Mexico, will drive sales growth and reduce costs in each of its segments. While the fundamentals for the Company’s major markets appear to be neutral for 2008, the U.S. automotive market continues to weaken and the Company expects some slowing in the automotive market in Europe. In addition, uncertain macroeconomic conditions and rising costs for transportation, materials and utilities driven primarily by increases in the prices of oil and commodity metals may negatively impact gross margins.
The Company initiated a series of projects beginning in 2005 to reduce costs in its global operations by consolidating manufacturing and distribution into fewer sites in low-cost locations in China, the Philippines and Mexico. These programs are expected to generate significant cost savings beginning in late 2008 and increasing in 2009. The Company has incurred significant costs related to these programs, including severance, retention incentives, training, redundant overhead and equipment transfers. These costs are expected to moderate by the end of the fourth quarter of 2008 but will be ongoing until the manufacturing and distribution transfers are completed in early 2010.
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
Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).
The statements in this section and the other sections of this report that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of the PSLRA. These statements may involve risks and uncertainties, including, but not limited to, risks relating to product demand and market acceptance, economic conditions, the impact of competitive products and pricing, product quality problems or product recalls, capacity and supply difficulties or constraints, coal mining exposures reserves, failure of an indemnification for environmental liability, exchange rate fluctuations, commodity price fluctuations, the effect of the Company’s accounting policies, labor disputes, restructuring costs in excess of expectations, pension plan asset returns less than assumed, integration of acquisitions and other risks which may be detailed in the Company’s other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. For a further discussion of the risk factors of the Company, please see Item 1A. "Risk Factors” to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk from changes in interest rates, foreign exchange rates and commodities.
The Company had debt outstanding at June 28, 2008 in the form of a domestic revolving credit facility. While 100% of this debt has a variable interest rate, the Company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.
The majority of the Company’s operations consist of manufacturing and sales activities in foreign countries. The Company has manufacturing facilities in Mexico, Ireland, Germany, China, Taiwan and the Philippines. During the second quarter of 2008, sales to customers outside the U.S. were 63.3% of total net sales. Substantially all sales in Europe are denominated in euros and U.S. dollars and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, South Korean won, Chinese yuan and Taiwanese dollars.
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
The Company uses various metals in the manufacturing of its products, including copper and zinc. The Company’s earnings are exposed to fluctuations in the prices of these commodities. During the second quarter of 2008, the Company entered into a one-year swap agreement to mitigate its exposure to fluctuations in the price of zinc. Further information regarding this commodity contract is provided in Note 7 to the condensed consolidated financial statements included in this report. A 10% increase in the price of copper would reduce annual pre-tax profit by approximately $1.5 million.
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
Item 4. Controls and Procedures
As of June 28, 2008, the Company carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that as of June 28, 2008, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under SEC rules and forms and is accumulated and communicated to management, including the CEO and CFO, to allow for timely decisions regarding disclosure. In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 28, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
A detailed description of risks that could have a negative impact on the Company’s business, revenues and operating results can be found under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, filed on February 27, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The table below provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the second quarter of 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
Mar. 30, 2008 to Apr. 26, 2008	—	—	—	282,000
Apr. 27, 2008 to May 24, 2008	—	—	—	1,000,000
May 25, 2008 to Jun. 28, 2008	—	—	—	1,000,000

Total	—	—	—	1,000,000

On April 27, 2007, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares under a program for the period May 1, 2007 to April 30, 2008. The Company purchased a total of 718,000 shares under this program. On April 25, 2008, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares under a new program for the period May 1, 2008 to April 30, 2009.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of stockholders of Littelfuse, Inc. was held on April 25, 2008.

(b)	John P. Driscoll, Anthony Grillo, Gordon Hunter, John E. Major, William P. Noglows, Ronald L. Schubel and Tzau-Jin (T.J.) Chung were reelected as directors at the meeting.

(c)	The following votes were taken in connection with the election of directors at the meeting:

Director	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
Tzau-Jin (T.J.) Chung	20,300,092	500,112	—	—
John P. Driscoll	19,725,302	1,074,902	—	—
Anthony Grillo	20,152,415	647,789	—	—
Gordon Hunter	20,161,990	638,214	—	—
John E. Major	19,536,494	1,263,710	—	—
William P. Noglows	19,727,249	1,072,955	—	—
Ronald L. Schubel	19,202,496	1,597,708	—	—
The proposal to ratify the Board of Director’s appointment of Ernst &Young LLP as the Company’s independent registered public accounting firm for the fiscal year of the Company ending December 29, 2007 was approved. The following votes were taken in connection with this proposal:

		Votes		Broker Non-
Proposal	Votes For	Against	Abstentions	Votes
Ratification of the Board of Director’s appointment of Ernst & Young LLP as independent registered public accounting firm for fiscal 2008	20,642,136	145,683	12,385	—
The proposal to approve the Littelfuse, Inc. 2008 Annual Incentive Plan was approved. The following votes were taken in connection with this proposal:

		Votes		Broker Non-Votes
Proposal	Votes For	Against	Abstentions	Votes
2008 Annual Incentive Plan	19,638,860	329,916	7,899	823,529

Item 6. Exhibits

Exhibit	Description

10.1	Littelfuse, Inc. 2008 Annual Incentive Plan (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on April 25, 2008)

10.2	Form of Stock Option Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 30, 2008)

10.3	Form of Restricted Stock Award Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 30, 2008)

10.4	Form of Stock Option Award Agreement under the Littelfuse, Inc. Outside Directors’ Equity Plan (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 30, 2008)

10.5	Form of Restricted Stock Unit Award Agreement under the Littelfuse, Inc. Outside Directors’ Equity Plan (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated April 30, 2008)

31.1	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 28, 2008, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

Date: August 4, 2008	By	/s/ Philip G. Franklin Philip G. Franklin
Vice President, Operations Support and
Chief Financial Officer
(As duly authorized officer and as
the principal financial and accounting
officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002