Form 10-Q
period 2008-09-27
LITTELFUSE INC /DE
filed 2008-11-03
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Littelfuse, Inc. had 21,712,017 shares of common stock, $.01 par value, outstanding as of September 27, 2008.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LITTELFUSE, INC.
Condensed Consolidated Balance Sheets
(in thousands, unaudited)

	September 27, 2008	December 29, 2007
Assets
Current assets:
Cash and cash equivalents	$67,364	$64,943
Accounts receivable	90,373	85,607
Inventories	64,598	58,845
Deferred income taxes	10,607	10,986
Prepaid expenses and other current assets	11,936	14,789

Total current assets	244,878	235,170

Property, plant and equipment:
Land	11,067	12,573
Buildings	57,744	49,321
Equipment	294,284	282,416

	363,095	344,310
Accumulated depreciation	(207,468)	(199,748)

Net property, plant and equipment	155,627	144,562

Intangible assets, net of amortization:
Patents, licenses and software	8,435	9,231
Distribution network	12,395	13,823
Customer lists, trademarks and tradenames	3,141	1,192
Goodwill	80,673	73,462

	104,644	97,708
Investments	4,733	6,544
Deferred income taxes	7,387	6,141
Other assets	1,153	1,240

Total Assets	$518,422	$491,365

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$25,427	$27,889
Accrued payroll	17,814	19,441
Accrued expenses	14,184	11,595
Accrued severance	12,440	21,092
Accrued income taxes	1,701	4,484
Current portion of long-term debt	37,517	12,086

Total current liabilities	109,083	96,587

Long-term debt, less current portion	—	1,223
Accrued severance	7,641	8,912
Accrued post-retirement benefits	19,480	18,371
Other long-term liabilities	11,473	12,715
Minority interest	143	143

Total shareholders’ equity	370,602	353,414

Total Liabilities and Shareholders’ Equity	$518,422	$491,365

Common shares issued and outstanding of 21,712,017 and 21,869,824, at September 27, 2008 and December 29, 2007, respectively

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Income
(in thousands, except per share data, unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net sales	$141,448	$140,215	$424,982	$401,178

Cost of sales	105,548	93,926	303,139	272,297

Gross profit	35,900	46,289	121,843	128,881

Selling, general and administrative expenses	26,594	27,578	79,216	76,938
Research and development expenses	6,265	5,644	18,101	16,237
Gain on sale of Ireland property	—	(8,037)	—	(8,037)
Amortization of intangibles	1,030	877	2,923	2,413

Operating income	2,011	20,227	21,603	41,330

Interest expense	346	207	1,048	1,037
Other expense (income), net	(3,246)	195	(2,890)	(690)

Income before income taxes	4,911	19,825	23,445	40,983

Income taxes	923	5,531	6,204	12,086

Net income	$3,988	$14,294	$17,241	$28,897

Net income per share:
Basic	$0.18	$0.64	$0.79	$1.30

Diluted	$0.18	$0.64	$0.79	$1.29

Weighted average shares and equivalent shares outstanding:
Basic	21,703	22,359	21,724	22,272

Diluted	21,855	22,499	21,871	22,445

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	For the Nine Months Ended
	September 27,	September 29,
	2008	2007
Operating activities:
Net income	$17,241	$28,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,843	18,503
Amortization of intangibles	2,923	2,413
Stock-based compensation	3,770	3,795
Gain on sale of property, plant and equipment	(305)	(8,037)
Pension settlement expense	5,725	1,847
Changes in operating assets and liabilities:
Accounts receivable	(5,669)	(5,356)
Inventories	(6,190)	7,182
Accounts payable and accrued expenses	(223)	(6,615)
Accrued payroll and severance	(11,552)	(2,582)
Accrued taxes	(5,932)	(4,373)
Prepaid expenses and other	7,082	(4,400)

Net cash provided by operating activities	27,713	31,274

Investing activities:
Purchases of property, plant, and equipment	(36,956)	(26,215)
Purchases of businesses, net of cash acquired	(9,280)	(4,507)
Sale of property, plant and equipment	3,384	8,593

Net cash used in investing activities	(42,852)	(22,129)

Financing activities:
Proceeds from debt	75,500	41,700
Payments of debt	(51,412)	(59,866)
Notes receivable, common stock	5	—
Purchases of common stock	(6,623)	—
Proceeds from exercise of stock options	1,687	6,205
Excess tax benefit on share-based compensation	136	1,005

Net cash provided by (used in) financing activities	19,293	(10,956)

Effect of exchange rate changes on cash	(1,733)	2,823

Increase in cash and cash equivalents	2,421	1,012
Cash and cash equivalents at beginning of period	64,943	56,704

Cash and cash equivalents at end of period	$67,364	$57,716

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 27, 2008
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Littelfuse, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, severance, pension settlement and accrued employee-related costs pursuant to contractual obligations, considered necessary for a fair presentation have been included. Certain items in the 2007 financial statements have been reclassified to conform to the 2008 presentation. Operating results for the three and nine months ended September 27, 2008 are not necessarily indicative of the results that may be expected for the year ending December 27, 2008. For further information, refer to the Company’s consolidated financial statements and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.
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

2. Business Segment Information, continued
Business unit segment information for the three and nine months ended September 27, 2008 and September 29, 2007 is summarized as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales
Electronics	$95,788	$92,439	$276,147	$260,744
Automotive	28,878	33,882	104,109	101,418
Electrical	16,782	13,894	44,726	39,016

Total net sales	$141,448	$140,215	$424,982	$401,178

Operating income (loss)
Electronics	$4,825	$6,209	$11,955	$17,224
Automotive	(1,399)	5,168	8,994	14,561
Electrical	5,130	3,294	11,589	8,938
Other*	(6,545)	5,556	(10,935)	607

Total operating income	2,011	20,227	21,603	41,330
Interest expense	346	207	1,048	1,037
Other expense (income), net	(3,246)	195	(2,890)	(690)

Income before income taxes	$4,911	$19,825	$23,445	$40,983

*	Included in “Other” Operating income (loss) for the three months ended September 27, 2008 are the Ireland pension settlement charge ($5.7 million) and the Swindon severance charge ($0.8 million), compared to the gain on sale of property in Ireland included in other operating income for the three months ended September 29, 2007. Included in the total for the nine months ended September 27, 2008 are restructuring charges related to the closure of the Company’s Matamoros, Mexico facility.
Export sales to Hong Kong were 22% and 20% of consolidated net sales for the three and nine months ended September 27, 2008, respectively, compared to 20% and 18% in the comparable prior year periods. No other foreign country sales exceeded 10% of consolidated net sales for the three and nine months ended September 27, 2008 or September 29, 2007. Sales to no single customer amounted to 10% or more of the Company’s net sales for the three months ended September 27, 2008. Sales to Arrow Pemco Group were 10% of net sales for the nine months ended September 27, 2008. Sales to no single customer amounted to 10% or more of the Company’s net sales in the comparable prior year periods.
The Company’s net sales and identifiable assets (total assets less intangible assets and investments) by geographical area for the periods ended September 27, 2008 and September 29, 2007 are summarized as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales
Americas	$51,967	$52,851	$156,749	$155,408
Europe	28,926	28,220	98,079	88,834
Asia-Pacific	60,555	59,144	170,154	156,936

Total net sales	$141,448	$140,215	$424,982	$401,178

Identifiable assets
Americas	$170,622	$206,308
Europe	85,441	134,126
Asia-Pacific	187,412	165,081

Combined total	443,475	505,515
Eliminations	(34,430)	(122,085)

Consolidated total	$409,045	$383,430

3. Inventories
The components of inventories are summarized as follows (in thousands):

	September 27, 2008	December 29, 2007
Raw material	$21,680	$19,758
Work in process	14,489	11,292
Finished goods	28,429	27,795

Total inventories	$64,598	$58,845

4. Debt
The Company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the Company and agreement with the lenders, which expires on July 21, 2011. At September 27, 2008, the Company had $37.5 million outstanding and $37.5 million of available borrowing capability under the revolving credit facility at an interest rate of LIBOR plus 0.50% (3.39% as of September 27, 2008). The Company also had $2.8 million available in letters of credit at September 27, 2008. No amounts were outstanding under these letters of credit at
September 27, 2008.
The domestic bank credit agreement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At September 27, 2008, the Company was in compliance with all covenants in this domestic bank credit agreement.
The Company has an unsecured bank line of credit in Japan that provides a 700 million yen (an equivalent of $6.6 million) revolving credit facility at an interest rate of TIBOR plus 0.625% (1.57% as of September 27, 2008). The revolving line of credit becomes due on July 21, 2011. The Company had no outstanding borrowings on the yen facility at September 27, 2008.
The Company had an unsecured bank line of credit in Taiwan that provided a 35.0 million Taiwanese dollar revolving credit facility at an interest rate of two-years time deposit plus 0.145%. The revolving line of credit was due on August 18, 2009. The Company also had a foreign fixed rate mortgage loan outstanding totaling approximately 32.0 million Taiwanese dollar with maturity dates through August 2013. The Company chose to repay the outstanding balances on both debt instruments in June 2008 resulting in uses of cash totaling the equivalent of $1.7 million. As a result, the line of credit was closed on June 28, 2008.
5. Per Share Data
Net income per share amounts for the three and nine months ended September 27, 2008, and September 29, 2007, are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net income	$3,988	$14,294	$17,241	$28,897

Average shares outstanding — Basic	21,703	22,359	21,724	22,272
Net effect of dilutive stock options and restricted shares	152	140	147	173

Average shares outstanding — Diluted	21,855	22,499	21,871	22,445

Net income per share
Basic	$0.18	$0.64	$0.79	$1.30

Diluted	$0.18	$0.64	$0.79	$1.29

Potential shares of common stock relating to stock options excluded from the earnings per share calculation because their effect would be anti-dilutive were 1,282,868 and 1,185,317 for the three and nine months ended September 27, 2008, respectively, and 1,200,127 and 840,917 for the three and nine months ended September 29, 2007, respectively.
The Company started the 2008 year with 21,869,824 common shares outstanding. During the nine months ended September 27, 2008, the Company repurchased 218,000 shares, 53,161 stock options were exercised and 7,032 shares of common stock were granted, which left the Company with 21,712,017 common shares outstanding at September 27, 2008.

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
At June 28, 2008, the Company completed its final purchase price allocations and determined that no material value was obtained from other identifiable intangible assets. All Song Long goodwill and assets are recorded in the electronics business unit segment and reflected in the Asia-Pacific geographical area. Pro forma financial information is not presented due to amounts not being materially different than actual results. Goodwill for the acquisition is expected to be deductible for tax purposes. The following table sets forth the purchase price allocation for the acquisition of Song Long in accordance with the purchase method of accounting with adjustments to record the acquired assets and liabilities of Song Long at their estimated fair market or net realizable values.

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

$9,200

All Shock Block goodwill and other assets are recorded in the electrical business unit segment and reflected in the Americas geographical area based on preliminary estimates of fair values during the first quarter of 2008. These estimates are subject to revision after the Company completes final negotiation of working capital adjustments to the purchase price and preliminary fair value analysis, which may result in an allocation to identifiable intangible assets. Pro forma financial information is not presented due to amounts not being materially different than actual results. Goodwill for the above acquisition is not expected to be deductible for tax purposes.

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
Securities Available for Sale
Included in the Company’s investments are shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company whose shares are traded on the Taiwan Stock Exchange, and which is designated as a Level 1 financial instrument under SFAS 157. The investment in Polytronics was acquired as part of the Heinrich Industrie AG acquisition (“Heinrich”). The Company’s shares held represent approximately 8.2% of total Polytronics shares outstanding at September 27, 2008 and December 29, 2007.
The fair value of this investment was $4.7 million at September 27, 2008 and $6.5 million at December 29, 2007, based on the quoted market price at the close of business corresponding to each date. Unrealized gains (losses), net of taxes related to this investment are included in other comprehensive income. The remaining movement in the fair value of this investment is due to the impact of changes in exchange rates, which is included as a component of the currency translation adjustments in other comprehensive income. At September 27, 2008, the Company’s investment in Polytronics had a fair value below its historical cost. However, at September 27, 2008, management did not believe the decline in market value incurred during the third quarter of 2008 to be other than temporary. Management will closely monitor the fair value of the investment during the fourth quarter of 2008 and should the fair value not exceed historical cost at the end of the fiscal year 2008, management will reconsider whether such decline in market value is other than temporary at that time.
Commodity Risk Management
In June 2008, the Company entered into an immaterial swap agreement to manage its exposure to fluctuations in the cost of a raw material that is used extensively in the manufacturing process of certain products. The swap agreement is recognized in the consolidated balance sheet at fair value and is designated as a Level 2 financial instrument under SFAS 157. Furthermore, the swap agreement is designated as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), with changes in fair value included in other comprehensive income to the extent the hedge is effective. The Company does not hold derivative instruments for trading or speculative purposes. As of September 27, 2008, the fair value of the swap agreement was immaterial.
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

8. Restructuring
During 2006, the Company announced the closure of its Ireland facility, resulting in restructuring charges of $17.1 million, consisting of $20.0 million of accrued severance less a statutory rebate of $2.9 million recorded as a current asset, that were recorded as part of cost of sales. This restructuring, which impacts approximately 131 associates, is part of the Company’s strategy to expand operations in the Asia-Pacific region in order to be closer to current and potential customers and take advantage of lower manufacturing costs. Restructuring charges are based upon each associate’s current salary and length of service with the Company. The additions (reductions) in 2008 and 2007 primarily relate to retention costs that will be incurred over the remaining transition period. These costs will be paid through 2009. All charges related to the closure of the Ireland facility are recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. A summary of activity of this liability is as follows:

Ireland restructuring (in thousands)
Balance at December 30, 2006	$22,608
Additions	977
Payments	(3,801)
Exchange rate impact	1,977

Balance at December 29, 2007	21,761
Additions	217
Payments	(2,189)
Exchange rate impact	1,537

Balance at March 29, 2008	21,326
Reductions	(18)
Payments	(5,378)
Exchange rate impact	386

Balance at June 28, 2008	16,316
Additions	12
Payments	(9,686)
Exchange rate impact	(1,038)

Balance at September 27, 2008	$5,604

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

Heinrich restructuring (in thousands)
Balance at December 30, 2006	$4,363
Additions	850
Payments	(4,733)

Balance at December 29, 2007	480
Additions	54
Payments	(110)

Balance at March 29, 2008	424
Additions	—
Payments	(101)

Balance at June 28, 2008	323
Additions	—
Payments	(278)

Balance at September 27, 2008	$45

8. Restructuring, continued
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

Irving, Texas restructuring (in thousands)
Balance at December 30, 2006	$1,890
Additions	1,446
Payments	(362)

Balance at December 29, 2007	2,974
Additions	686
Payments	(145)

Balance at March 29, 2008	3,515
Additions	457
Payments	(83)

Balance at June 28, 2008	3,889
Additions	319
Payments	—

Balance at September 27, 2008	$4,208

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

Des Plaines and Elk Grove, Illinois restructuring (in thousands)
Balance at December 30, 2006	$102
Additions	4,963
Payments	(355)

Balance at December 29, 2007	4,710
Additions	374
Payments	(12)

Balance at March 29, 2008	5,072
Additions	503
Payments	(423)

Balance at June 28, 2008	5,152
Additions	999
Payments	(1,079)

Balance at September 27, 2008	$5,072

8. Restructuring, continued
In March 2008, the Company announced the closure of its Matamoros, Mexico facility and the transfer of its semiconductor assembly and test operation from Matamoros, Mexico to its Wuxi, China facility and various subcontractors in the Asia-Pacific region in a phased transition over two years. A total liability of $4.4 million was recorded related to redundancy costs for the manufacturing operations associated with this downsizing, of which $0.4 million related to associates located at the Company’s Irving, Texas facility and which are reflected in corresponding restructuring liability above. This charge was recorded as part of cost of sales and is included in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred through 2009 is $6.3 million. The additions in 2008, as well as the amounts not yet recognized, primarily relate to retention costs that will be incurred over the remaining transition period. This restructuring impacts approximately 950 associates in various production and support related roles and will be paid through 2009. A summary of activity of this liability is as follows:

Matamoros, Mexico restructuring (in thousands)
Balance at March 29, 2008	$4,041
Additions	288
Payments	—

Balance at June 28, 2008	4,329
Additions	91
Payments	(367)

Balance at September 27, 2008	$4,053

In September 2008, the Company announced the closure of its Swindon, England facility, resulting in restructuring charges of $0.8 million, consisting of $0.3 million that was recorded as part of cost of sales and $0.5 million that was recorded as part of research and development expenses. These charges, which impact 10 associates, were primarily for redundancy costs and will be paid through 2009. Restructuring charges are based upon each associate’s current salary and length of service with the Company. All charges related to the closure of the Swindon facility are recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred through 2009 is $1.1 million. Amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining transition period. A summary of activity of this liability is as follows:

Swindon, England restructuring (in thousands)
Balance at December 29, 2007	$79
Additions	820
Payments	(58)

Balance at September 27, 2008	$841

9. Pensions
The components of net periodic benefit cost for the three and nine months ended September 27, 2008, compared with the three and nine months ended September 29, 2007, were (in thousands):

	U.S. Pension Benefits				Foreign Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$832	$798	$2,496	$2,394	$284	$281	$870	$843
Interest cost	1,017	950	3,051	2,850	562	511	1,748	1,533
Expected return on plan assets	(1,174)	(1,057)	(3,522)	(3,171)	(350)	(529)	(1,106)	(1,587)
Amortization of prior service cost	2	3	6	9	(4)	(3)	(12)	(9)
Amortization of transition asset	—	—	—	—	(22)	(28)	(68)	(84)
Amortization of net (gain) loss	4	14	12	42	129	77	389	231
Settlement cost*	—	—	—	—	5,725	1,847	5,725	1,847

Total cost of the plan	681	708	2,043	2,124	6,324	2,156	7,546	2,774
Expected plan participants’ contribution	—	—	—	—	377	(81)	1,131	(243)

Net periodic benefit cost	$681	$708	$2,043	$2,124	$6,701	$2,075	$8,677	$2,531

*	Included in Settlement cost for the three and nine months ended September 27, 2008 is the non-cash charge associated with the Ireland pension plan recorded in accordance with SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits.” A comparable charge was recorded for the three and nine months ended September 29, 2007 associated with the wind down of the U.K. pension plan.
The expected rate of return on U.S. pension assets is 8.5% in each of 2008 and 2007. The expected rate of return on foreign pension assets is 4.0% and 6.7% in 2008 and 2007, respectively.
10. Income Taxes
The effective tax rate for the third quarter of 2008 was 18.8% compared to an effective tax rate of 27.9% in the third quarter of 2007. The current quarter effective tax rate was favorably impacted by the mix of income earned in lower tax jurisdictions.
11. Comprehensive Income
The following table sets forth the computation of comprehensive income (loss) for the three and nine months ended September 27, 2008 and September 29, 2007, respectively (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net income	$3,988	$14,294	$17,241	$28,897
Other comprehensive income (loss):
Currency translation adjustments	(9,403)	5,483	(853)	8,832
Minimum pension liability adjustment, net of income taxes	3,517	—	3,700	—
Net gain on derivatives, net of income taxes	432	—	354	—
Unrealized gain (loss) on available-for-sale securities, net of income taxes	(755)	24	(1,897)	666

Comprehensive income (loss)	$(2,221)	$19,801	$18,545	$38,395

12. Subsequent Events
Loan Agreement
On September 29, 2008, the Company entered into a Loan Agreement with various lenders that provides the Company with a five-year term loan facility of up to $80.0 million for the purposes of (i) refinancing certain existing indebtedness; (ii) funding working capital needs; and (iii) funding capital expenditures and other lawful corporate purposes, including permitted acquisitions. The Loan Agreement also contains an expansion feature, pursuant to which the Company may from time to time request incremental loans in an aggregate principal amount not to exceed $40.0 million.
At the Company’s option, any loan under the Loan Agreement bears interest at a rate equal to the applicable rate, as determined in accordance with the pricing grid set forth in the Loan Agreement, plus one of the following indexes: (i) LIBOR or (ii) the Base Rate (defined as the higher of (a) the prime rate publicly announced from time to time by the Agent under the Loan Agreement and (b) the federal funds rate plus 0.50%). Overdue amounts bear a fee of 2.0% per annum above the applicable rate. The Loan Agreement requires the Company to meet certain financial tests, including a consolidated leverage ratio and a consolidated interest coverage ratio. The Loan Agreement also contains additional affirmative and negative covenants which, among other things, impose certain limitations on the Company’s ability to merge with other companies, create liens on its property, incur additional indebtedness, enter into transactions with affiliates except on an arm’s length basis, dispose of property, or issue dividends or make distributions. The new Loan Agreement does not impact the existing debt covenants defined in the domestic bank credit agreement described in Footnote 4.
Acquisition
On September 17, 2008, the Company announced that it had signed a definitive agreement to acquire the stock of Startco Engineering Ltd. (“Startco”), a leading manufacturer in ground-fault protection products and custom-power distribution centers located in Saskatchewan, Canada. On September 30, 2008, the Company completed the purchase of Startco for approximately $39.0 million. The Company funded the acquisition with proceeds from the Loan Agreement referenced above.
The Startco acquisition strengthens the Company’s position in the industrial ground-fault protection business and provides industrial power distribution design and manufacturing capabilities that strengthen the Company’s position within the growing mining industry. The acquisition will be accounted for using the purchase method of accounting and the operations of Startco will be included in the Company’s consolidated results from the date of the acquisition, reported in the electrical business unit for segment reporting purposes.
Interest Rate Swap Transaction
On October 29, 2008, the Company entered into a one-year interest rate swap transaction with JPMorgan Chase Bank, N.A. to manage its exposure to fluctuations in the adjustable interest rate of the Loan Agreement. The interest rate swap is for a notional amount of $65.0 million and requires the Company to pay a fixed annual rate of 2.85% and JPMorgan to pay a floating rate tied to the one-month U.S. dollar LIBOR.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Littelfuse, Inc. and its subsidiaries (the “Company”) design, manufacture, and sell circuit protection devices for use in the electronics, automotive and electrical markets throughout the world. The following table is a summary of the Company’s net sales by business unit and geography:
Net Sales by Business Unit and Geography (in millions, unaudited)

	Third Quarter			Year-to-Date
	2008	2007	% Change	2008	2007	% Change
Business Unit
Electronics	$95.8	$92.4	4%	$276.2	$260.7	6%
Automotive	28.9	33.9	(15%)	104.1	101.5	3%
Electrical	16.8	13.9	21%	44.7	39.0	15%

Total	$141.5	$140.2	1%	$425.0	$401.2	6%

	Third Quarter			Year-to-Date
	2008	2007	% Change	2008	2007	% Change
Geography*
Americas	$51.9	$52.9	(2%)	$156.7	$155.5	1%
Europe	29.0	28.2	3%	98.1	88.8	10%
Asia-Pacific	60.6	59.1	3%	170.2	156.9	8%

Total	$141.5	$140.2	1%	$425.0	$401.2	6%

*	Sales by geography represent sales to customer or distributor locations.
Results of Operations — Third Quarter, 2008
Net sales increased $1.3 million or 1% to $141.5 million in the third quarter of 2008 compared to $140.2 million in the third quarter of 2007, reflecting strong sales in the electrical business unit and modest growth in the electronics business unit offset by weakness in the automotive business unit.
Sales in the electronics business unit increased $3.4 million or 4% to $95.8 million in the third quarter of 2008 compared to $92.4 million in the third quarter of 2007, reflecting stronger demand in the Europe region and to a lesser extent in Asia-Pacific. Automotive sales decreased $5.0 million or 15% to $28.9 million in the third quarter of 2008 compared to $33.9 million in the third quarter of 2007, primarily due to the weakened passenger car market across all geographies resulting in sharp declines in global car production. Electrical sales increased $2.9 million or 21% to $16.8 million in the third quarter of 2008 compared to $13.9 million in the third quarter of 2007 primarily due to new OEM business and price increases.
On a geographic basis, sales in the Americas decreased $1.0 million or 2% to $51.9 million in the third quarter of 2008 compared to $52.9 million in the third quarter of 2007, primarily due to lower automotive sales partially offset by higher sales of electrical products. Europe sales increased $0.8 million or 3% to $29.0 million in the third quarter of 2008 compared to $28.2 million in the third quarter of 2007 mainly due to the foreign currency translation effects of the euro ($2.5 million) offset by lower automotive sales. Asia-Pacific sales increased $1.5 million or 3% to $60.6 million in the third quarter of 2008 compared to $59.1 million in the third quarter on 2007, primarily due to growth in the electronics market.
Gross profit was $35.9 million or 25% of net sales for the third quarter of 2008, compared to $46.3 million or 33% of net sales in the same quarter last year. The decrease in gross profit in the third quarter of 2008 reflects the $5.7 million non-cash charge related to settlement of the Ireland pension plan, recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits.” The decrease also reflects higher costs for transportation, materials and utilities driven primarily by the increase in the price of oil.

Total operating expense was $33.9 million or 24% of net sales for the third quarter of 2008 compared to $26.1 million or 19% of net sales for the same quarter in 2007. The 2007 period includes an $8.0 million gain on the sale of property in Ireland.
Operating income was $2.0 million or 1% of net sales for the third quarter of 2008 compared to $20.2 million or 14% of net sales for the same quarter in 2007. The decrease in operating income in the current year quarter reflects the decline in automotive sales and special charges related to the Ireland pension settlement previously mentioned along with the one-time gain on the sale of property in Ireland included in the prior year quarter.
Interest expense was $0.3 million in the third quarter of 2008 compared to $0.2 million for the same quarter in 2007. Other expense (income), net, consisting of interest income, royalties, non-operating income and foreign currency items, was ($3.2) million for the third quarter of 2008 compared to $0.2 million in the third quarter of 2007. The results for the 2008 quarter were due primarily to the impact from foreign exchange gains and revaluations driven by improvement in the relative value of the U.S. dollar.
Income before income taxes was $4.9 million for the third quarter of 2008 compared to $19.8 million for the third quarter of 2007. Income tax expense was $0.9 million with an effective tax rate of 18.8% for the third quarter of 2008 compared to $5.5 million with an effective tax rate of 27.9% in the third quarter of 2007. The current quarter effective tax rate was favorably impacted by the mix of income earned in lower tax jurisdictions.
Net income for the third quarter of 2008 was $4.0 million or $0.18 per diluted share compared to $14.3 million or $0.64 per diluted share for the same quarter of 2007.
Results of Operations — Nine Months, 2008
Net sales increased $23.8 million or 6% to $425.0 million in the first nine months of 2008 compared to $401.2 million in the first nine months of 2007, reflecting higher sales in all three business units and favorable currency effects.
Sales in the electronics business unit increased $15.5 million or 6% to $276.2 million in the first nine months of 2008 compared to $260.7 million in the first nine months of 2007, reflecting strong demand in the Asia-Pacific region. Automotive sales increased $2.6 million or 3% to $104.1 million in the first nine months of 2008 compared to $101.5 million in the first nine months of 2007, primarily due to the continued strength of the euro, offset by declining sales primarily in the Americas. Electrical sales increased $5.7 million or 15% to $44.7 million in the first nine months of 2008 compared to $39.0 million in the first nine months of 2007 primarily due to new OEM business and price increases.
On a geographic basis, sales in the Americas increased $1.2 million or 1% to $156.7 million in the first nine months of 2008 compared to $155.5 million in the first nine months of 2007, primarily due to strong sales of electrical products offset by weaker sales of automotive products. Europe sales increased $9.3 million or 10% to $98.1 million in the first nine months of 2008 compared to $88.8 million in the first nine months of 2007 mainly due to the effects of a strong euro, partially offset by lower sales of electronics products. Asia-Pacific sales increased $13.3 million or 8% to $170.2 million in the first nine months of 2008 compared to $156.9 million in the first nine months on 2007, primarily due to growth in the electronics market.
Gross profit was $121.8 million or 29% of net sales for the first nine months of 2008, compared to $128.9 million or 32% of net sales in the same period last year. The decrease in gross margin was mainly attributable to the $5.7 million charge related to the Ireland pension settlement recorded in the current year combined with higher costs for transportation, materials and utilities driven primarily by increases in the prices of oil and commodity metals. Higher costs related to plant transfer activities also contributed to the margin decline.

The Company recorded approximately $5.2 million of restructuring charges in cost of sales in the current year, primarily due to the closure of the Matamoros, Mexico manufacturing facility, along with severance and retention expense at the Irving, Texas, Des Plaines, Illinois and Swindon, England facilities, compared to $4.3 million of restructuring charges in the prior year primarily related to the closure of the Des Plaines, Illinois manufacturing facility, along with severance and retention expense in Ireland and Germany.
Total operating expense was $100.2 million or 24% of net sales for the first nine months of 2008 compared to $87.6 million or 22% of net sales for the same period in 2007. The 2007 period includes an $8.0 million gain on the sale of property in Ireland. The increase in operating expense primarily reflects the unfavorable effects of foreign currency denominated costs (primarily the euro, Chinese yuan, Korean won, Philippine peso and Mexican peso) and increased selling and distribution expenses to support the higher sales levels in 2008, as well as increased research and development spending on new products.
Operating income was $21.6 million or 5% of net sales for the first nine months of 2008 compared to $41.3 million or 10% of net sales for the same period in 2007. The decrease in operating income in the current year reflects the special charges related to the Ireland pension settlement previously mentioned along with the one-time gain on the sale of property in Ireland included in the prior year period.
Interest expense was $1.0 million for both the first nine months of 2008 and 2007. Other expense (income), net, consisting of interest income, royalties, non-operating income and foreign currency items, was ($2.9) million for the first nine months of 2008 compared to ($0.7) million in the first nine months of 2007. The results for the 2008 period were primarily due to the impact from foreign exchange gains and revaluations driven by improvement in the relative value of the U.S. dollar.
Income before income taxes was $23.4 million for the first nine months of 2008 compared to $41.0 million for the first nine months of 2007. Income tax expense was $6.2 million with an effective tax rate of 26.5% for the first nine months of 2008 compared to $12.1 million with an effective tax rate of 29.5% in the first nine months of 2007. Income taxes for the first nine months of 2007 were higher than for the first nine months of 2008 due to less income earned in lower tax jurisdictions.
Net income for the first nine months of 2008 was $17.2 million or $0.79 per diluted share compared to $28.9 million or $1.29 per diluted share for the same period last year.
Liquidity and Capital Resources
The Company historically has financed capital expenditures through cash flows from operations. Despite the recent adverse changes in market conditions, management expects that cash flows from operations and available lines of credit will be sufficient to support both the Company’s operations and its debt obligations for the foreseeable future.
The Company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the Company and agreement with the lenders, which expires on July 21, 2011. At September 27, 2008, the Company had $37.5 million outstanding and $37.5 million of available borrowing capability under the revolving credit facility at an interest rate of LIBOR plus 0.50% (3.39% as of September 27, 2008). The Company also had $2.8 million available in letters of credit at September 27, 2008. No amounts were outstanding under these letters of credit at
September 27, 2008.
The domestic bank credit agreement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At September 27, 2008, the Company was in compliance with all covenants in this domestic bank credit agreement.

The Company has an unsecured bank line of credit in Japan that provides a 700 million yen (an equivalent of $6.6 million) revolving credit facility at an interest rate of TIBOR plus 0.625% (1.57% as of September 27, 2008). The revolving line of credit becomes due on July 21, 2011. The Company had no outstanding borrowings on the yen facility at September 27, 2008.
The Company had an unsecured bank line of credit in Taiwan that provided a 35.0 million Taiwanese dollar revolving credit facility at an interest rate of two-years time deposit plus 0.145%. The revolving line of credit was due on August 18, 2009. The Company also had a foreign fixed rate mortgage loan outstanding totaling approximately 32.0 million Taiwanese dollar with maturity dates through August 2013. The Company chose to repay the outstanding balances on both debt instruments in June 2008 resulting in uses of cash totaling the equivalent of $1.7 million. As a result, the line of credit was closed at June 28, 2008.
The Company entered into an unsecured domestic financing arrangement on September 29, 2008 consisting of a Loan Agreement with banks that provides a five-year term loan facility of up to $80.0 million, with an expansion feature pursuant to which the Company may from time to time request incremental loans in an aggregate principal amount not to exceed $40.0 million. At the Company’s option, any loan under the Loan Agreement bears interest at a rate equal to the applicable rate, as determined in accordance with the pricing grid set forth in the Loan Agreement, plus one of the following indexes: (i) LIBOR or (ii) the Base Rate (defined as the higher of (a) the prime rate publicly announced from time to time by the Agent under the Loan Agreement and (b) the federal funds rate plus 0.50%).
The Company started the 2008 year with $64.9 million of cash and cash equivalents. Net cash provided by operating activities was $27.7 million for the first nine months of 2008, reflecting net income of $17.2 million and a $5.7 million non-cash adjustment related to the Ireland pension settlement. Changes in various operating assets and liabilities that negatively impacted cash flows, including increases to accounts receivable ($5.7 million) and inventory ($6.2 million) and decreases to accrued payroll and severance ($11.6 million), were offset by non-cash adjustments, including depreciation ($20.8 million) and amortization of intangibles ($2.9 million).
Net cash used in investing activities was $42.9 million, including $37.0 million in capital spending, related to the Company’s plant expansion in the Asia-Pacific region, manufacturing process improvements and new product introductions, and $9.3 million for the purchases of businesses, primarily related to Shock Block, during the first quarter of 2008. The Company also sold two production facilities it owned, one in Eltville, Germany (related to the Efen business, which discontinued its operations in 2006) and the other in Arcola, Illinois (which transferred its operations to a leased facility), resulting in net cash provided from investing activities of $2.8 million and $0.6 million, respectively.
Net cash provided by financing activities was $19.3 million, including net proceeds from debt of $24.1 million and stock option exercises of $1.7 million, partially offset by stock repurchases of $6.6 million. The net proceeds from debt includes $75.5 million in gross proceeds less $51.4 million in payments, the vast majority of which relates to short-term activity under the Company’s domestic revolving credit facility.
The effects of exchange rate changes decreased cash by approximately $1.7 million. The net cash used in investing activities less net cash provided by operating activities and financing activities and the effects of exchange rate changes resulted in a $2.4 million increase in cash, which left the Company with a cash balance of $67.4 million at September 27, 2008.
The ratio of current assets to current liabilities was 2.2 to 1 at the end of the third quarter of 2008 compared to 2.4 to 1 at year-end 2007 and 2.8 to 1 at the end of the third quarter of 2007. The change in the current ratio at the end of the third quarter in 2008 compared to the prior year period reflected increased current liabilities in 2008, primarily related to increased current debt to support investing activities described above. Days sales outstanding in accounts receivable was approximately 58 days at the end of the third quarter of 2008 compared to 58 days at year-end 2007 and 59 days at the end of the third quarter of 2007. Days inventory outstanding was approximately 56 days at the end of the third quarter of 2008 compared to 59 days at the year-end 2007 and 57 days at end of the third quarter of 2007. The decrease in the number of days inventory outstanding at the end of the third quarter in 2008 compared to the prior year period reflects continued progress with lean manufacturing and streamlined logistics.

Off-Balance Sheet Arrangements
As of September 27, 2008, the Company did not have any off-balance sheet arrangements, as defined under the U.S. Securities and Exchange Commission rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties; the Company was not directly liable for the debt of any unconsolidated entity, and the Company did not have any retained or contingent interest in assets; and the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. In June 2008, the Company entered into a derivative financial instrument, as defined by SFAS No. 133; further information regarding this arrangement is provided in Note 7 to the condensed consolidated financial statements included in this report.
Contractual Obligations
The following table summarizes contractual obligations and commitments, as of September 27, 2008 (in thousands):

		Payment Due By Period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Contractual Obligations:
Long-term debt obligations — Revolver	$37,500	$37,500	$—	$—	$—
Interest payments	1,271	1,271	—	—	—
Supplemental Executive Retirement Plan	2,820	—	—	—	2,820
Operating lease payments*	40,073	5,748	8,848	5,046	20,431

Total	$81,664	$44,519	$8,848	$5,046	$23,251

*	Included in “Operating lease payments” is future rental expense under a new lease agreement for office space related to the Company’s U.S. corporate headquarters, which will be relocated in Chicago, IL. The lease commences January 2009 and expires December 2024.
The table above does not include the Company’s obligations under the $80 million term loan facility entered into on September 29, 2008, which is described above under Liquidity and Capital Resources.
Outlook
The Company believes its long-term growth strategy, which emphasizes developing new circuit protection products, providing customers with solutions and technical support in all major regions of the world and leveraging low cost production facilities in China, the Philippines and Mexico, will drive sales growth and reduce costs in each of its segments. While the fundamentals for the Company’s electronics and electrical markets were neutral for the first nine months of 2008, the U.S. automotive market continues to weaken, the automotive market in Europe has weakend as well and the Company has seen some slowing in its electronics market. The Company believes that the current weakness in its automotive and electronics markets could continue through the first half of 2009. In addition, uncertain macroeconomic conditions could negatively affect all of the Company’s markets over the coming months. The Company anticipates that these weaknesses will be partially offset by its acquisition of Startco, which is expected to contribute $4.0 to $5.0 million in sales for the fourth quarter of 2008.
The Company initiated a series of projects beginning in 2005 to reduce costs in its global operations by consolidating manufacturing and distribution into fewer facilities, and transferring some of its assembly and test operations to various subcontractors, in low-cost locations in China, the Philippines and Mexico in a phased transition. The Company anticipates looking for additional opportunities to reduce operating costs that may include further consolidation of facilities and outsourcing of production to subcontractors.
These programs are expected to generate significant cost savings beginning in 2009. The Company has incurred significant costs related to these programs, including severance, retention incentives, training, redundant overhead and equipment transfers. These costs are expected to moderate by the end of 2008, but will be ongoing until the manufacturing and distribution transfers are completed in 2010.
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
The Company had debt outstanding at September 27, 2008 in the form of a domestic revolving credit facility. While 100% of this debt has a variable interest rate, the Company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.
On September 29, 2008, the Company entered into an $80.0 million term loan with a variable interest rate, which is described above in Item 2 under Liquidity and Capital Resources. In order to reduce interest rate risk, the Company entered into a one-year interest rate swap transaction, effective as of October 29, 2008, with JPMorgan Chase Bank, N.A. for a notional amount of $65.0 million. The interest rate swap allows the Company to pay a fixed annual rate on the notional amount and requires JPMorgan to pay a floating rate tied to the one-month U.S. dollar LIBOR.
The majority of the Company’s operations consist of manufacturing and sales activities in foreign countries. The Company has manufacturing facilities in Mexico, Ireland, Germany, China, Taiwan and the Philippines. During the third quarter of 2008, sales to customers outside the U.S. were 64.4% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, South Korean won, Chinese yuan and Taiwanese dollars.
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
The Company uses various metals in the manufacturing of its products, including copper, zinc, silver and gold. The Company’s earnings are exposed to fluctuations in the prices of these commodities. During the second quarter of 2008, the Company entered into a one-year swap agreement to mitigate its exposure to fluctuations in the price of zinc. Further information regarding this commodity contract is provided in Note 7 to the condensed consolidated financial statements included in this report.

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
Item 4. Controls and Procedures
As of September 27, 2008, the Company carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that as of September 27, 2008, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under SEC rules and forms and is accumulated and communicated to management, including the CEO and CFO, to allow for timely decisions regarding disclosure. In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 27, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
A detailed description of risks that could have a negative impact on the Company’s business, revenues and operating results can be found under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, filed on February 27, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The table below provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the third quarter of 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
Jun 29, 2008 to Jul 26, 2008	—	—	—	1,000,000
Jul 27, 2008 to Aug 23, 2008	—	—	—	1,000,000
Aug 24, 2008 to Sep 27, 2008	—	—	—	1,000,000

Total	—	—	—	1,000,000

On April 25, 2008, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares under a new program for the period May 1, 2008 to April 30, 2009.
Item 6. Exhibits

Exhibit	Description

10.1	Loan Agreement, dated as of September 29, 2008, among Littelfuse, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as agent

10.2	First Amendment, dated as of September 29, 2008, to that certain Credit Agreement, dated as of July 21, 2006, among Littelfuse, Inc., the lenders named therein and Bank of America, N.A., as agent

31.1	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 27, 2008, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.
Date: November 3, 2008	By	/s/ Philip G. Franklin
Philip G. Franklin
Vice President, Operations Support and Chief Financial Officer (As duly authorized officer and as the principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Loan Agreement, dated as of September 29, 2008, among Littelfuse, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as agent

10.2	First Amendment, dated as of September 29, 2008, to that certain Credit Agreement, dated as of July 21, 2006, among Littelfuse, Inc., the lenders named therein and Bank of America, N.A., as agent

31.1	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002