Form 10-K
period 2008-12-27
LITTELFUSE INC /DE
filed 2009-02-25
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 27, 2008
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission file number 0-20388
LITTELFUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3795742 (I.R.S. Employer Identification No.)

800 East Northwest Highway, Des Plaines, Illinois (Address of principal executive offices)	60016 (Zip Code)
847/824-1188
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
Common Stock, $.01 par value	Nasdaq Global Select Market
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of 21,692,291 shares of voting stock held by non-affiliates of the registrant was approximately $713,459,451 based on the last reported sale price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on June 28, 2008.
     As of February 20, 2009, the registrant had outstanding 21,719,734 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Littelfuse, Inc. Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 (“PSRLA”). These statements may involve risks and uncertainties, including, but not limited to, risks relating to product demand and market acceptance, economic conditions, the impact of competitive products and pricing, product quality problems or product recalls, capacity and supply difficulties or constraints, coal mining exposures, failure of an indemnification for environmental liability, exchange rate fluctuations, commodity price fluctuations, the effect of our accounting policies, labor disputes, restructuring costs in excess of expectations, pension plan asset returns being less than assumed, integration of acquisitions and other risks that may be detailed in “Item 1A. Risk Factors” below and in our other Securities and Exchange Commission filings.
PART I
ITEM 1. BUSINESS.
GENERAL
Littelfuse, Inc. and its subsidiaries (the “company” or “Littelfuse”) is the world’s leading supplier of circuit protection products for the electronics industry, providing the broadest line of circuit protection solutions to worldwide customers. In the electronics market, the company supplies leading manufacturers such as Alcatel-Lucent, Celestica, Delta, Flextronics, Foxconn, Hewlett-Packard, Huawei, IBM, Intel, Jabil, LG, Motorola, Nokia, Panasonic, Quanta, Samsung, Sanmina-SCI, Seagate, Siemens and Sony.
The company is also the leading provider of circuit protection for the automotive industry and the third largest producer of electrical fuses in North America. In the automotive market, the company’s end customers include major automotive manufacturers in North America, Europe and Asia such as BMW, Chrysler, Daimler, Ford Motor, General Motors, Honda Motor, Hyundai and Toyota. The company also supplies wiring harness manufacturers and auto parts suppliers worldwide, including Alcoa Automotive, AutoZone, Delphi, Lear, Pep Boys, Siemens VDO, Sumitomo, Valeo and Yazaki. In the electrical market, the company supplies representative customers such as Abbott, Carrier, Dow Chemical, DuPont, GE, General Motors, Heinz, International Paper, John Deere, Lithonia Lighting, Marconi, Merck, Otis Elevator, Poland Springs, Procter & Gamble, Rockwell and 3M. See “Business Environment: Circuit Protection Market.”
Net sales by business unit segment for the periods indicated are as follows (in thousands):

	Fiscal Year
	2008	2007	2006
Electronics	$342,489	$348,957	$365,418
Automotive	126,867	135,109	123,620
Electrical	61,513	52,078	45,821

Total	$530,869	$536,144	$534,859

The company operates in three geographic territories: the Americas; Europe; and Asia-Pacific. The company manufactures products and sells to customers in all three territories. There has been and continues to be a shift in the company’s revenues, and consequently manufacturing, to the Asia-Pacific region.

Net sales in our three geographic territories, based upon the shipped to destination, are as follows (in thousands):

	Fiscal Year
	2008	2007	2006
Americas	$201,771	$204,305	$215,892
Europe	118,559	118,265	111,652
Asia-Pacific	210,539	213,574	207,315

Total	$530,869	$536,144	$534,859

The company’s products are sold worldwide through a direct sales force and manufacturers’ representatives. For the year ended December 27, 2008, approximately 62.0% of the company’s net sales were to customers outside the United States (exports and foreign operations), including 19.4% in Hong Kong.
The company manufactures many of its products on fully integrated manufacturing and assembly equipment. The company maintains product quality through a Global Quality Management System with all manufacturing sites certified under ISO 9001:2000. In addition, several of the Littelfuse manufacturing sites are also certified under TS 16949 and ISO 14001.
References herein to “2006” or “fiscal 2006” refer to the fiscal year ended December 30, 2006. References herein to “2007” or “fiscal 2007” refer to the fiscal year ended December 29, 2007. References herein to “2008” or “fiscal 2008” refer to the fiscal year ended December 27, 2008.
The company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through the “Investors” section of the company’s Internet website (http://www.littelfuse.com), as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”), accessible via a link to the website maintained by the SEC. Except as otherwise provided herein, such information is not incorporated by reference into this Annual Report on Form 10-K.
BUSINESS ENVIRONMENT: CIRCUIT PROTECTION MARKET
Electronic Products
Electronic circuit protection products are used to protect circuits in a multitude of electronic systems. The company’s product offering includes a complete line of overcurrent and overvoltage solutions, including (i) fuses and protectors, (ii) positive temperature coefficient (“PTC”) resettable fuses, (iii) varistors, (iv) polymer electrostatic discharge (“ESD”) suppressors, (v) discrete transient voltage suppression (“TVS”) diodes, TVS diode arrays and protection thyristors, (vi) gas discharge tubes, (vii) power switching components and (viii) fuseholders, blocks and related accessories.
Electronic fuses and protectors are devices that contain an element that melts in an overcurrent condition. Electronic miniature and subminiature fuses are designed to provide circuit protection in the limited space requirements of electronic equipment. The company’s fuses are used in a wide variety of electronic products, including wireless telephones, consumer electronics, computers, modems and telecommunications equipment. The company markets these products under the trademarked brand names PICO(R) II and NANO2(R) SMF.
Resettable fuses are PTC polymer devices that limit the current when an overcurrent condition exists and then reset themselves once the overcurrent condition has cleared. The company’s product line offers both radial leaded and surface mount products.

Varistors are ceramic-based high-energy absorption devices that provide transient overvoltage and surge suppression for automotive, telecommunication, consumer electronics and industrial applications. The company’s product line offers both radial leaded and multilayer surface mount products.
Polymer ESD suppressors are polymer-based devices that protect an electronic system from failure due to rapid transfer of electrostatic charge to the circuit. The company’s PulseGuard(R) line of ESD suppressors is used in PC and PC peripherals, digital consumer electronics and wireless applications.
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
The company is a primary supplier of automotive fuses to United States, Asian and European automotive original equipment manufacturers (“OEM”), automotive component parts manufacturers and automotive parts distributors. The company also sells its fuses in the replacement parts market, with its products being sold through merchandisers, discount stores and service stations, as well as under private label by national firms. The company invented and owns most of the U.S. patents related to the blade-type fuse, which is the standard and most commonly used fuse in the automotive industry. The company’s automotive fuse products are marketed under trademarked brand names, including ATO(R), MINI(R), MAXI(TM), MIDI(R), MEGA(TM), MasterFuse(R), JCASE(R) and CablePro(TM).
A majority of the company’s automotive fuse sales are made to main-fuse box and wire harness manufacturers that incorporate the fuses into their products. The remaining automotive fuse sales are made directly to automotive manufacturers, retailers who sell automotive parts and accessories and distributors who in turn sell most of their products to wholesalers, service stations and non-automotive OEMs.

Electrical Products
The company entered the electrical market in 1983 and manufactures and sells a broad range of low-voltage and medium-voltage circuit protection products as well as protection relays to electrical distributors and their customers in the construction, OEM and industrial maintenance and repair operations (“MRO”) markets.
Power fuses are used to protect circuits in various types of industrial equipment and in industrial and commercial buildings. They are rated and listed under one of many Underwriters’ Laboratories fuse classifications. Major applications for power fuses include protection from over-load and short-circuit currents in motor branch circuits, heating and cooling systems, control systems, lighting circuits and electrical distribution networks.
The company’s POWR-GARD(R) product line features the Indicator(TM) series power fuse used in both the OEM and MRO markets. The Indicator(TM) technology provides visual blown fuse indication at a glance, reducing maintenance and downtime on production equipment. The Indicator(TM) product offering is widely used in motor protection and industrial control panel applications.
Protection relays are used to protect personnel and equipment in industrial environments and commercial buildings from excessive currents, over voltages and electrical shock hazards called ground-faults. Major applications for protection relays include protection of motor, transformer and power line distribution circuits. Ground fault relays are used to protect personnel and equipment in wet environments such as underground mining or water treatment applications where there is a greater risk for electricity to come in contact with water and create a shock hazard.
PRODUCT DESIGN AND DEVELOPMENT
The company employs scientific, engineering and other personnel to continually improve its existing product lines and to develop new products at its research and engineering facilities in Des Plaines, Illinois; Irving, Texas; Swindon, U.K.; and Duensen, Germany. The Product Technology Department maintains a staff of engineers, chemists, material scientists and technicians whose primary responsibility to design and develop new products.
Proposals for the development of new products are initiated primarily by sales and marketing personnel with input from customers. The entire product development process usually ranges from a few months to 18 months based on the complexity of development, with continuous efforts to reduce the development cycle. During fiscal years 2008, 2007 and 2006, the company expended $24.1 million, $21.7 million and $18.7 million, respectively, on research, product design and development.
PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY
The company generally relies on patent and trademark laws and license and nondisclosure agreements to protect intellectual property and proprietary products. In cases where it is deemed necessary by management, key employees are required to sign an agreement that they will maintain the confidentiality of the company’s proprietary information and trade secrets.

As of December 27, 2008, the company owned 184 patents in North America, 106 patents in the European Economic Community and 49 patents in other foreign countries. The company has also registered trademark protection for certain of its brand names and logos. The 184 North American patents are in the following product categories: 134 electronics; 35 automotive; and 15 electrical. Patents and licenses are amortized over a period of 4-50 years, with a weighted average life of 11.9 years. Distribution networks are amortized over a period of 4-20 years, with a weighted average life of 15.3 years. Trademarks and tradenames are amortized over a period of 5-20 years, with a weighted average life of 14.9 years. The company recorded amortization expense of $3.9 million, $3.3 million, and $3.1 million in 2008, 2007, and 2006, respectively, related to intangible assets.
New products are continually being developed to replace older products. The company regularly applies for patent protection on such new products. Although, in the aggregate, the company’s patents are important in the operation of its businesses, the company believes that the loss by expiration or otherwise of any one patent or group of patents would not materially affect its business.
License royalties amounted to $0.2 million, $0.3 million and $0.4 million for fiscal 2008, 2007 and 2006, respectively, and are included in other expense (income), net on the Consolidated Statements of Income.
MANUFACTURING
The company performs the majority of its own fabrication, stamps some of the metal components used in its fuses, holders and switches from raw metal stock and makes its own contacts and springs. In addition, the company fabricates silicon wafers for certain applications and performs its own plating (silver, nickel, zinc, tin and oxides). All thermoplastic molded component requirements used for such products as the ATO(R), MINI(R) and MAXI™ fuse product lines are met through the company’s in-house molding capabilities.
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
The principal raw materials for the company’s products include copper and copper alloys, heat resistant plastics, zinc, melamine, glass, silver, raw silicon, solder and various gases. The company uses a sole source for several heat resistant plastics and for zinc, but believes that suitable alternative heat resistant plastics and zinc are available from other sources at comparable prices. All of the other raw materials are purchased from a number of readily available outside sources.
A computer-aided design and manufacturing system (CAD/CAM) expedites product development and machine design and our laboratories test new products, prototype concepts and production run samples. The company participates in “just-in-time” delivery programs with many of its major suppliers and actively promotes the building of strong cooperative relationships with its suppliers by utilizing early supplier involvement techniques and engaging them in pre-engineering product and process development.

MARKETING
The company’s domestic sales and marketing staff of over 35 people maintain relationships with major OEMs and distributors. The company’s sales, marketing and engineering personnel interact directly with OEM engineers to ensure appropriate circuit protection and reliability within the parameters of the OEM’s circuit design. Internationally, the company maintains a sales and marketing staff of over 100 people with sales offices in the Netherlands, the U.K., Germany, Spain, Ireland, Italy, Singapore, Taiwan, Japan, Brazil, Hong Kong, Korea, China and India. The company also markets its products indirectly through a worldwide organization of over 60 manufacturers’ representatives and distributes through an extensive network of electronics, automotive and electrical distributors.
Electronics
The company uses manufacturers’ representatives to sell its electronics products and to call on major domestic and international OEMs and distributors. The company sells approximately 20 percent of its domestic products directly to OEMs, with the remainder sold through distributors nationwide.
In the Asia-Pacific region, the company maintains a direct sales staff and utilizes distributors in Japan, Singapore, Korea, Taiwan, China, Malaysia, Thailand, Hong Kong, India, Indonesia, Philippines, New Zealand and Australia. In Europe, the company maintains a direct sales force and utilizes manufacturers’ representatives and distributors to support a wide array of customers.
Automotive
The company maintains a direct sales force to service all the major automotive OEMs and system suppliers. Approximately 22 manufacturers’ representatives sell the company’s products to aftermarket fuse retailers such as AutoZone and Pep Boys. In Europe, the company uses both a direct sales force and manufacturers’ representatives to distribute its products to OEMs, major system suppliers and aftermarket distributors. In the Asia-Pacific region, the company uses both a direct sales force and distributors to supply to major OEMs and system suppliers.
Electrical
The company markets and sells its power fuses and protection relays through approximately 37 manufacturers’ representatives across North America. These representatives sell power fuse products through an electrical and industrial distribution network comprised of approximately 4,000 distributor buying locations. These distributors have customers that include electrical contractors, municipalities, utilities and factories (including both MRO and OEM).
The company’s field sales force (including regional sales managers and application engineers) and manufacturers’ representatives call on both distributors and end-users (consulting engineers, municipalities, utilities and OEMs) in an effort to educate these customers on the capabilities and characteristics of the company’s products.
BUSINESS SEGMENT INFORMATION
The company has three operating business unit segments: Electronics; Automotive; and Electrical. For information with respect to the company’s operations in its three reportable business unit segments for the fiscal year ended December 27, 2008, see Business Unit Segment Information included as part of “Item 8. Financial Statements and Supplementary Data,” which is incorporated herein by reference.

CUSTOMERS
The company sells to over 10,000 customers worldwide. Net sales to Arrow Pemco Group were less than 10% for 2008 and 2007, respectively, but 10.6% for 2006. No other single customer accounted for more than 10% of net sales during the last three years. During the 2008, 2007 and 2006, net sales to customers outside the United States (exports and foreign operations) accounted for approximately 62.0%, 61.9% and 61.1%, respectively, of the company’s total net sales.
COMPETITION
The company’s products compete with similar products of other manufacturers, some of which have substantially greater financial resources than the company. In the electronics market, the company’s competitors include AVX, Bel Fuse, Bourns, Cooper Industries, EPCOS, On Semiconductor, STMicroelectronics and Tyco Electronics. In the automotive market, the company’s competitors include Cooper Industries, Pacific Engineering (a private company in Japan) and MTA (a private company in Italy). In the electrical market, the company’s major competitors include Cooper Industries and Ferraz Shawmut. The company believes that it competes on the basis of innovative products, the breadth of its product line, the quality and design of its products and the responsiveness of its customer service in addition to price.
BACKLOG
The backlog of unfilled orders at December 27, 2008, was approximately $53.9 million, compared to $77.2 million at December 29, 2007. Substantially all of the orders currently in backlog are scheduled for delivery in 2009.
EMPLOYEES
As of December 27, 2008, the company employed approximately 6,300 employees. Approximately four employees in the U.S., 1,022 employees in Mexico and 86 employees in Germany are covered by collective bargaining agreements. The U.S. agreement expires on March 31, 2009, the Mexico agreements expire February 28, 2010 for 484 employees and January 31, 2010 for 538 employees for Matamoros and Piedras Negras, respectively, and the Germany agreement expires April 30, 2010 for 6 employees and is under discussion for 80 employees. Overall, the company has historically maintained satisfactory employee relations, and many of its employees have long service with the company.
ENVIRONMENTAL REGULATION
The company is subject to numerous foreign, federal, state and local regulations relating to air and water quality, the disposal of hazardous waste materials, safety and health. Compliance with applicable environmental regulations has not significantly changed the company’s competitive position, capital spending or earnings in the past and the company does not presently anticipate that compliance with such regulations will change its competitive position, capital spending or earnings for the foreseeable future.

The company employs an environmental engineer to monitor regulatory matters and believes that it is currently in compliance in all material respects with applicable environmental laws and regulations, except with respect to its facilities located in Ireland and Irving, Texas. The Ireland facility was acquired in October 1999 in connection with the acquisition from Harris Corporation of its suppression products division. Certain containment actions have been ongoing and full disclosure with appropriate agencies in Ireland has been initiated. The company received an indemnity from Harris Corporation with respect to these matters. The Irving, Texas facility lease was assumed in July 2003 in connection with the acquisition of Teccor Electronics, Inc. The company is taking the appropriate measures to bring this facility into compliance with Texas environmental laws, and the company also received an indemnity from Invensys plc with respect to this matter.
Littelfuse GmbH (formerly known as Heinrich Industries, AG), which was acquired by the company in May 2004, is responsible for maintaining coal mine shaft entrances. The company is compliant with German regulations pertaining to the maintenance of the mines and has an accrual related to these coal mine shafts based on an engineering study estimating the cost of remediating the dangers (such as a shaft collapse) of abandoned coal mine shafts in Germany. The reserve is calculated based upon the cost of remediating the shafts that the study deems most risky. Further information regarding the coal mine liability reserve is provided in Note 10 of the Notes to Consolidated Financial Statements included in this report.
ITEM 1A. RISK FACTORS.
Our business, financial condition and results of operations are subject to various risks and uncertainties, including the risk factors we have identified below. These factors are not necessarily listed in order of importance. We may amend or supplement the risk factors from time to time by other reports that we file with the SEC in the future.
Our industry is subject to intense competitive pressures.
We operate in markets that are highly competitive. We compete on the basis of price, quality, service and/or brand name across the industries and markets we serve. Competitive pressures could affect the prices we are able to charge our customers or the demand for our products.
We may not always be able to compete on price, particularly when compared to manufacturers with lower cost structures. Some of our competitors have substantially greater sales, financial and manufacturing resources and may have greater access to capital than Littelfuse. As other companies enter our markets or develop new products, competition may intensify further. Our failure to compete effectively could materially adversely affect our business, financial condition and results of operations.
We may be unable to manufacture and deliver products in a manner that is responsive to our customers’ needs.
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

Our future success will depend upon our ability to manufacture and deliver products in a manner that is responsive to our customers’ needs. We will need to develop and introduce new products and product enhancements on a timely basis that keep pace with technological developments and emerging industry standards and address increasingly sophisticated requirements of our customers. We invest heavily in research and development without knowing that we will recover these costs. Our competitors may develop products or technologies that will render our products non-competitive or obsolete. If we cannot develop and market new products or product enhancements in a timely and cost-effective manner, our business, financial condition and results of operations could be materially adversely affected.
Our business may be interrupted by labor disputes or other interruptions of supplies.
A work stoppage could occur at certain of our facilities, most likely as a result of disputes under collective bargaining agreements or in connection with negotiations of new collective bargaining agreements. In addition, we may experience a shortage of supplies for various reasons, such as financial distress, work stoppages, natural disasters or production difficulties that may affect one of our suppliers. A significant work stoppage, or an interruption or shortage of supplies for any reason, if protracted, could substantially adversely affect our business, financial condition and results of operations.
Our revenues may vary significantly from period to period.
Our revenues may vary significantly from one accounting period to another due to a variety of factors including:
•	changes in our customers’ buying decisions;

•	changes in demand for our products;

•	our product mix;

•	our effectiveness in managing manufacturing processes;

•	costs and timing of our component purchases;

•	the effectiveness of our inventory control;

•	the degree to which we are able to utilize our available manufacturing capacity;

•	our ability to meet delivery schedules;

•	general economic and industry conditions; and

•	local conditions and events that may affect our production volumes, such as labor conditions and political instability.
The bankruptcy or insolvency of a major customer could adversely affect us.
Certain of our major customers, such as those in the automotive industry and to a lesser extent the electronics industry, are suffering financial hardships due to current economic conditions. The bankruptcy or insolvency of a major customer could result in lower sales revenue and cause a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or insolvency of a major U.S. auto manufacturer or significant supplier likely could lead to substantial disruptions in the automotive supply base, resulting in lower demand for our products, which likely would cause a decrease in sales revenue and have a substantial adverse impact on our business, financial condition and results of operations.

Our ability to manage currency or commodity price fluctuations or shortages is limited.
As a resource-intensive manufacturing operation, we are exposed to a variety of market and asset risks, including the effects of changes in foreign currency exchange rates, commodity prices and interest rates. We have multiple sources of supply for the majority of our commodity requirements. However, significant shortages that disrupt the supply of raw materials or result in price increases could affect prices we charge our customers, our product costs, and the competitive position of our products and services. We monitor and manage these exposures as an integral part of our overall risk management program, which recognizes the unpredictability of markets and seeks to reduce the potentially adverse effects on our results. Nevertheless, changes in currency exchange rates, commodity prices and interest rates cannot always be predicted. In addition, because of intense price competition and our high level of fixed costs, we may not be able to address such changes even if they are foreseeable. Substantial changes in these rates and prices could have a material adverse effect on our results of operations and financial condition. For additional discussion of interest rate, currency or commodity price risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risks.”
Operations and supply sources located outside the United States, particularly in emerging markets, are subject to greater risks.
Our operating activities outside the United States contribute significantly to our revenues and earnings. Serving a global customer base and remaining competitive in the global market place may require that we place more production in countries outside the United States, including emerging markets, to capitalize on market opportunities and maintain a cost-efficient structure. In addition, we source a significant amount of raw materials and other components from third-party suppliers or joint-venture operations in low-cost countries. Our international operating activities are subject to a number of risks generally associated with international operations, including risks relating to the following:
•	general economic conditions;

•	currency fluctuations and exchange restrictions;

•	import and export duties and restrictions;

•	the imposition of tariffs and other import or export barriers;

•	compliance with regulations governing import and export activities;

•	current and changing regulatory requirements;

•	political and economic instability;

•	potentially adverse income tax consequences;

•	transportation delays and interruptions;

•	labor unrest;

•	natural disasters;

•	terrorist activities;

•	public health concerns;

•	difficulties in staffing and managing multi-national operations; and

•	limitations on our ability to enforce legal rights and remedies.
Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We may close, combine, sell or dispose certain subsidiaries, divisions or assets, which may reduce our sales volume and result in restructuring costs.
We are a company that, from time to time, seeks to optimize its manufacturing capabilities and efficiencies through restructurings, consolidations, plant closings or asset sales. We may make further specific determinations to consolidate, close or sell additional facilities. Possible adverse consequences related to such actions may include various charges for such items as idle capacity, disposition costs, severance costs, impairments of goodwill and possibly an immediate loss of revenues, in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to restructure or consolidate our business. Our plans to minimize or eliminate any loss of revenues during restructuring or consolidation may not be achieved. These activities may have a material adverse effect upon our business, financial condition or results of operations.
We engage in acquisitions and may encounter difficulties in integrating these businesses.
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
Environmental liabilities could adversely impact our financial position.
Federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our manufacturing processes or in our finished goods. These environmental regulations have required us to expend a portion of our resources and capital on relevant compliance programs. Under these laws and regulations, we could be held financially responsible for remedial measures if our current or former properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. We may be subject to additional common law claims if we release substances that damage or harm third parties. In addition, future changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs. Any failure to comply with new or existing environmental laws or regulations could subject us to significant liabilities and could have material adverse effects on our business, financial condition or results of operations.
In the conduct of our manufacturing operations, we have handled and do handle materials that are considered hazardous, toxic or volatile under federal, state and local laws. The risk of accidental release of such materials cannot be completely eliminated. In addition, we operate or own facilities located on or near real property that was formerly owned and operated by others. Certain of these properties were used in ways that involved hazardous materials. Contaminants may migrate from, within or through these properties. These releases or migrations may give rise to claims. Where third parties are responsible for contamination, the third parties may not have funds, or not make funds available when needed, to pay remediation costs imposed upon us under environmental laws and regulations.

We derive a substantial portion of our revenues from customers in the automotive, consumer electronics and communications industries, and we are susceptible to trends and factors affecting those industries as well as the success of our customers’ products.
Net sales to the automotive, consumer electronics and communications industries represent a substantial portion of our revenues. Factors negatively affecting these industries and the demand for products also negatively affect our business, financial condition or results of operations. Any adverse occurrence, including industry slowdown, recession, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition or results of operations. For example, the automotive industry as well as the consumer electronics market is highly cyclical in nature and sensitive to changes in general economic conditions, consumer preferences and interest rates. In addition, the global automotive industry has overall manufacturing capacity far exceeding demand. To the extent that demand for certain of our customers’ products declines, the demand for our products may decline. Reduced demand relating to general economic conditions, consumer preferences, interest rates or industry over-capacity may have a material adverse effect upon our business, financial condition or results of operations.
The inability to maintain access to capital markets may adversely affect our business and financial results.
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
Fixed costs may reduce operating results if our sales fall below expectations.
Our expense levels are based, in part, on our expectations for future sales. Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. We might be unable to reduce spending quickly enough to compensate for reductions in sales. Accordingly, shortfalls in sales could materially and adversely affect our operating results.
The volatility of our stock price could affect the value of an investment in our stock and our future financial position.
The market price of our stock has fluctuated widely. Between December 29, 2007 and December 27, 2008, the closing sale price of our common stock ranged between a low of $11.48 and a high of $39.21, experiencing greater volatility over that time than the broader markets. The volatility of our stock price may be related to any number of factors, such as general economic conditions, industry conditions, analysts’ expectations concerning our results of operations, or the volatility of our revenues as discussed above under “Our Revenues May Vary Significantly from Period to Period.” The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
LITTELFUSE FACILITIES
The company’s operations are located in 31 owned or leased facilities worldwide, representing an aggregate of 2,027,095 square feet. The U.S. corporate headquarters and the largest manufacturing facility currently are located in Des Plaines, Illinois. The company plans to close this manufacturing plant in 2009 and relocate its corporate headquarters to Chicago, Illinois. The company also has North American manufacturing facilities in Saskatoon, Canada, Irving, Texas and two plants in Mexico. The European headquarters and primary European distribution center is in the Netherlands, along with a manufacturing plant in Germany. Asia-Pacific operations include sales and distribution centers located in Singapore, Taiwan, Japan, China and Korea, with manufacturing plants in China, Taiwan and the Philippines. The company does not believe that it will encounter any difficulty in renewing its existing leases upon the expiration of their current terms. Management believes that the company’s facilities are adequate to meet its requirements for the foreseeable future.
The following table provides certain information concerning the company’s facilities:

				Lease
		Size		Expiration	Primary
Location	Use	(sq. ft.)	Lease/Own	Date	Product
Des Plaines, Illinois	Administrative, Engineering, Research and Testing	340,000	Owned	—	Auto, Electronics and Electrical
Chicago, Illinois	Administrative, Engineering, Research and Testing	54,838	Leased	2024	Auto, Electronics and Electrical
Campbell, California	Engineering	1,710	Leased	2011	Electronics
Irving, Texas	Engineering, Manufacturing, Research and Testing	101,000	Leased	2010	Electronics
Brownsville, Texas	Distribution	21,000	Leased	2009	Electronics
Birmingham, Michigan	Sales	2,076	Leased	2011	Auto
Matamoros, Mexico	Manufacturing	85,664	Leased	2010	Electronics
Arcola, Illinois	Administrative	5,000	Leased	2009	Electrical
Piedras Negras, Mexico	Administrative / Manufacturing	99,822	Leased	2015	Auto
Piedras Negras, Mexico	Manufacturing	68,088	Leased	2012	Electrical
Piedras Negras, Mexico	Manufacturing	164,785	Leased	2009	Auto
Eagle Pass, Texas	Distribution	7,800	Leased	2011	Auto, Electronics and Electrical

				Lease
		Size		Expiration	Primary
Location	Use	(sq. ft.)	Lease/Own	Date	Product
Swindon, U.K.	Administrative, Marketing and Sales	5,000	Leased	2012	Electronics
Utrecht, the Netherlands	Administrative, Distribution and Sales	34,642	Owned	—	Auto and Electronics
Essen, Germany	Administrative	8,009	Leased	2011	Electronics and Auto
Essen, Germany	Leased to third party	2,433	Owned	—	—
Duensen, Germany	Manufacturing and Sales	43,966	Owned	—	Auto
Singapore	Sales and Distribution	8,663	Leased	2009	Electronics
Taipei, Taiwan	Sales	4,000	Leased	2009	Electronics
Seoul, Korea	Sales	4,590	Leased	2009	Electronics and Auto
Lipa City, Philippines	Manufacturing	116,046	Owned	—	Electronics
Lipa City, Philippines	Manufacturing	22,733	Leased	2009	Electronics
Dongguan, China	Manufacturing	264,695	Leased	2013	Electronics
Suzhou, China	Manufacturing	143,458	Owned	—	Electronics
Yang-Mei, Taiwan	Administrative / Manufacturing, Sales, and Distribution	40,080	Owned	—	Electronics
Wuxi, China	Manufacturing	220,068	Owned	—	Electronics
Hong Kong, China	Sales	6,403	Leased	2009	Electronics
Yokohama, Japan	Sales	6,726	Leased	2009	Electronics
Sao Paulo, Brazil	Sales	800	Leased	2009	Electronics and Auto
Dundalk, Ireland	Manufacturing	120,000	Owned	—	Electronics and Auto
Saskatoon, Canada	Manufacturing	23,000	Leased	2009	Electrical
Properties with lease expirations in 2009 renew at various times throughout the year. The company does not anticipate any material impact as a result of such expirations.
ITEM 3. LEGAL PROCEEDINGS.
The company is not a party to any legal proceedings that it believes will have a material adverse effect upon the conduct of its business or its financial position.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no matters submitted to the company’s stockholders during the fourth quarter of fiscal 2008.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Shares of the company’s common stock are traded under the symbol “LFUS” on the Nasdaq Global Select Market. As of February 20, 2009, there were 144 holders of record of the company’s common stock.
Stock Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or Securities Act of 1934, each as amended, except to the extent that the company specifically incorporates it by reference into such filing.
The following stock performance graph compares the five-year cumulative total return on Littelfuse common stock to the five-year cumulative total returns on the Russell 2000 Index and the Dow Jones Electrical Components and Equipment Industry Group Index. The company believes that the Russell 2000 Index and the Dow Jones Electrical Components and Equipment Industry Group Index represent a broad market index and peer industry group for total return performance comparison. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.
The Dow Jones Electrical Components and Equipment Industry Group Index includes the common stock of American Superconductor Corp.; Amphenol Corp.; Anaren Microwave, Inc.; Arrow Electronics, Inc.; Avnet, Inc.; AVX Corp.; Benchmark Electronics, Inc.; C&D Technologies, Inc.; Capstone Turbine Corp.; Commscope, Inc.; CTS Corp.; Emerson; Fuelcell Energy, Inc.; General Cable Corp.; Hubbell Inc. Class B; Jabil Circuit, Inc.; KEMET Corp.; Littelfuse, Inc.; Methode Electronics, Inc.; Molex, Inc. and Molex, Inc. Class A; Park Electrochemical Corp.; Plexus Corp.; Plug Power, Inc.; Power-One, Inc.; Powerwave Technologies, Inc.; Regal-Beloit Corp.; Sanmina Corp.; SPX Corp.; Technitrol, Inc.; Thomas & Betts Corp.; Three-Five Systems, Inc.; Valence Technology, Inc.; Vicor Corp.; and Vishay Intertechnology, Inc.
In the case of the Russell 2000 Index and the Dow Jones Electrical Components and Equipment Industry Group Index, a $100 investment made on December 31, 2003 and reinvestment of all dividends is assumed. In the case of the company, a $100 investment made on December 31, 2003 is assumed (the company paid no dividends in 2004, 2005, 2006, 2007, or 2008). Returns are at December 31 of each year, with the exception of 2004, 2006, 2007 and 2008 for the company, which are at January 1, 2005, December 30, 2006, December 29, 2007 and December 27, 2008, respectively, which in each case was the last day of the company’s respective fiscal year.
The company has not paid any cash dividends in its history. Future dividend policy will be determined by the Board of Directors based upon its evaluation of earnings, cash availability and general business prospects. Currently, there are restrictions on the payment of dividends contained in the company’s credit agreements that relate to the maintenance of a minimum net worth and certain financial ratios.
The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2008 to April 30, 2009. The company did not repurchase any shares of its common stock during the fourth quarter of fiscal 2008.
The table below provides information with respect to the company’s quarterly stock prices during fiscal 2008 and 2007:

	2008				2007
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q

High	$31.98	$37.55	$39.21	$34.29	$37.28	$37.65	$44.99	$41.45
Low	11.48	29.28	32.89	26.90	30.48	31.00	33.69	30.16
Quarter close	15.54	33.91	32.89	33.58	33.19	35.69	33.77	40.16

ITEM 6. SELECTED FINANCIAL DATA.
The information presented below provides selected financial data of the company during the past five fiscal years and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements set forth in Item 7 and Item 8, respectively, for the respective years presented (amounts in thousands, except per share data):

	2008	2007	2006*	2005*	2004*

Net sales	$530,869	$536,144	$534,859	$467,089	$476,833
Gross profit	143,669	171,537	161,263	144,552	173,797
Operating income	8,495	51,309	28,858	26,966	57,003
Income from continuing operations	8,016	36,835	23,236	16,582	36,361
Net income	8,016	36,835	23,824	17,710	36,028
Per share of common stock:
Income from continuing operations
- Basic	0.37	1.66	1.04	0.74	1.64
- Diluted	0.37	1.64	1.03	0.73	1.61
Cash and cash equivalents	70,937	64,943	56,704	21,947	28,583
Total assets	538,928	491,365	464,966	403,931	425,769
Long-term debt, less current portion	72,000	1,223	1,785	—	1,364

*	Results reflect Efen GmbH as a discontinued operation. Refer to Note 6 of the Notes to Consolidated Financial Statements for more information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Littelfuse, Inc. and its subsidiaries (“Littelfuse” or the “company”) design, manufacture, and sell circuit protection devices for use in the electronics, automotive and electrical markets throughout the world. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader with information that will assist in understanding the company’s Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect the Consolidated Financial Statements. The discussion also provides information about the financial results of the various business segments to provide a better understanding of how those segments and their results affect the financial condition and results of operations of Littelfuse as a whole.
Business Segment Information
Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM, as defined by SFAS 131, is the company’s President and Chief Executive Officer.
The company reports its operations by three business unit segments: Electronics; Automotive; and Electrical. The following table is a summary of the company’s operating segments’ net sales by business unit and geography (in thousands):

	Fiscal Year
	2008	2007	2006*
Business Unit
Electronics	$342.5	$348.9	$365.5
Automotive	126.9	135.1	123.6
Electrical	61.5	52.1	45.8

Total	$530.9	$536.1	$534.9

Geography**
Americas	$201.8	$204.3	$216.0
Europe	118.6	118.2	111.6
Asia-Pacific	210.5	213.6	207.3

Total	$530.9	$536.1	$534.9

*	Amounts exclude Efen GmbH (“Efen”) since the date of the Littelfuse GmbH (formerly known as Heinrich Industries, AG) acquisition.

**	Sales are defined based upon shipped to destination.
Business unit segment information is described more fully in Note 15 of the Notes to Consolidated Financial Statements. The following discussion provides an analysis of the information contained in the Consolidated Financial Statements and accompanying notes beginning on page 37 at December 27, 2008 and December 29, 2007, and for the three fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006.

Results of Operations — 2008 Compared with 2007
Net sales decreased slightly in the current year to $530.9 million compared to $536.1 million in 2007. These results reflected sales declines in the Automotive segment of $8.2 million or 6% to $126.9 million, along with a decrease in sales in the Electronics segment of $6.4 million or 2% to $342.5 million, largely offset by an increase in sales in the Electrical segment of $9.4 million or 18% to $61.5 million.
The decrease in automotive sales was due primarily to the weakened passenger car market across all geographies, resulting in sharp declines in global car production, particularly in the fourth quarter of 2008, as OEMs took extended plant shutdowns. The negative impact from declines in volume were partially offset by favorable currency effects of $5.0 million, mainly due to the strong the euro, which experienced a higher annual average translation rate of 1.475 in 2008 compared to 1.369 in 2007.
The decrease in electronics sales primarily reflected weaker demand as consumers continued to lose confidence in the economy and cut back on spending, particularly in the fourth quarter of 2008. In addition, many customers in Asia, particularly contract manufacturers and original design manufacturers, had extensive plant shutdowns, and electronics distributors reduced inventories in response to weak demand and the uncertain outlook for 2009. The negative impact from declines in volume were partially offset by net favorable currency effects of $1.8 million, largely due to the strength of the euro and to a lesser extent the yen, partially offset by the negative impact from sales denominated in Korean won, which experienced a drop of more than 13% in the annual average translation rate in 2008 compared to 2007.
The increase in electrical sales was due in part to new OEM business and price increases over the prior year and improvements in the industrial market. In addition, current year sales include $3.9 million from Startco Engineering Ltd. (“Startco”), acquired at the beginning of the fourth quarter of 2008, and $1.3 million from Shock Block Corporation (“Shock Block”), acquired during the first quarter of 2008.
On a geographic basis, sales in the Americas decreased $2.5 million or 1% in 2008 compared to 2007 due to decreased automotive sales of $8.4 million and lower electronics sales of $3.5 million, partially offset by increased electrical sales of $9.4 million. Automotive and electronics sales declined sharply in the fourth quarter of 2008 as economic concerns led to a deterioration in consumer confidence and reduced spending. As a result, the automotive OEMs sharply cut production rates and shut down assembly lines for much of December and electronics distributors reduced inventories. The electrical sales increase was due primarily to price increases over the prior year and sales from newly-acquired companies.
Europe sales remained steady in 2008 compared to 2007, reflecting a modest increase of $0.4 million. Current year results reflected favorable currency effects of $9.6 million offset by lower automotive sales due to a sharp decline in fourth quarter car production, which was down 22% year-over-year, and lower electronics sales due to decreased demand from electronics distributors.
Asia-Pacific sales decreased $3.1 million or 1% in 2008 compared to the prior year mainly due to lower electronics sales, which reflected weakness across all major end markets, from consumer products to IT infrastructure spending for telecom equipment. This decrease was partially offset by higher automotive sales, which reflected continued share gain in the growing Asian markets outside of Japan. Current year results included unfavorable currency translation effects of $3.1 million primarily due to a sharp decline in the Korean won.

Gross profit was $143.7 million or 27.1% of sales in 2008 compared to $171.5 million or 32.0% of sales in 2007. The decline in gross profit margin percentage in 2008 reflected a $5.7 million non-cash charge related to settlement of the Ireland pension plan, recorded in accordance with SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits.” The decrease also reflected a $3.2 million charge related to impairment of certain manufacturing assets in China along with higher costs for transportation, materials and utilities driven primarily by the increase in the price of oil and commodity metals for much of 2008. Higher costs related to plant transfer activities also contributed to the margin decline.
The company also recorded approximately $8.8 million of restructuring charges in cost of sales in the current year, primarily due to the closure of the Matamoros, Mexico manufacturing facility, along with severance and retention expense at the Irving, Texas, Des Plaines, Illinois and Swindon, U.K. facilities, compared to $7.6 million of restructuring charges in the prior year primarily related to the closure of the Des Plaines, Illinois manufacturing facility, along with severance and retention expense in Ireland and Germany.
Total operating expense was $135.2 million or 25.5% of net sales for 2008 compared to $120.2 million or 22.4% of net sales for 2007. Fiscal year 2007 included an $8.0 million gain on the sale of property in Ireland. In addition, selling, general and administrative expenses increased $3.9 million to $107.2 million in 2008 from $103.3 million in 2007 due primarily to currency effects. Research and development costs increased $2.4 million to $24.1 million in 2008 compared to $21.7 million in 2007 due to increased spending on new product development for the electronics and automotive markets.
Operating income was $8.5 million or 1.6% of net sales in 2008 compared to $51.3 million or 9.6% of net sales in the prior year. The decrease in operating income in the current year was due primarily to the special charges described above and higher costs due to transfer-related activities and higher commodity prices.
Interest expense increased to $3.4 million in 2008 compared to $1.6 million for 2007 primarily due to a $1.1 million charge to revalue an interest rate swap transaction recorded in accordance with SFAS No. 157, “Fair Value Measurement,” as well as increased costs due to higher long-term debt resulting from the $80 million term loan agreement the company entered into on September 29, 2008. Other income, net, consisting of interest income, royalties, non-operating income and foreign currency items, was $5.6 million in 2008 compared to $1.5 million in the prior year. The increase reflected a net improvement of approximately $3.9 million in foreign currency translation effects (primarily due to the strengthening of the US dollar against the Korean won, Philippine peso and euro) and a $1.1 million credit related to an exemption from Japanese output taxes paid in 2007 that was recovered in 2008, partially offset by a $2.8 million non-cash charge related to marking down the company’s investment in Polytronics Technology Corporation Ltd. (“Polytronics”) to its lower market value, recorded in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” which requires that the value of securities held for resale be marked to market if the loss is deemed “other than temporary.”
Income from continuing operations before income taxes was $10.6 million in 2008 compared to $51.3 million in 2007. Income tax expense was $2.6 million in 2008 compared to $14.5 million in the prior year. The 2008 effective income tax rate was 24.5% compared to 28.2% in 2007. The decrease in the 2008 effective tax rate reflects the mix of income earned in lower tax jurisdictions partially offset by a $1.1 million unfavorable impact from marking down the company’s investment in Polytronics for which no tax benefit is available.

Results of Operations — 2007 Compared with 2006
Net sales increased slightly in 2007 to $536.1 million compared to $534.9 million in 2006. These results were led by the Automotive segment, which had an increase in sales of $11.5 million or 9% to $135.1 million, along with an increase in sales in the Electrical segment of $6.3 million or 14% to $52.1 million, largely offset by a decrease in sales in the Electronics segment of $16.6 million or 5% to $348.9 million. The increase in automotive sales was due to growth in the off-road truck and bus product lines, new passenger vehicle products and favorable currency effects of $5.6 million, mainly due to the strengthening of the euro. Electrical sales increased primarily due to price increases over the prior year and improvements in the industrial market. The decrease in electronics sales reflected weaker distributor demand in the Americas and Asia-Pacific, partially offset by favorable currency effects of $5.2 million, largely due to the strengthening of the euro.
On a geographic basis, sales in the Americas decreased $11.7 million or 5% in 2007 compared to 2006. Within the Americas, the electronics business declined $19.9 million, reflecting inventory rationalization at distributors and weaker telecom demand. Automotive sales increased $0.9 million due to growth in the off-road truck and bus product lines and new passenger vehicle products. The electrical business increased $6.2 million due to price increases over the prior year and improvements in the industrial market.
Europe sales increased $6.6 million or 6% in 2007 compared to 2006. The increase in European sales was primarily due to increased automotive sales of $8.6 million, partially offset by a $2.0 million decrease in electronics sales. The automotive sales increase reflected favorable currency effects of $5.6 million due to the strengthening euro and growth in both the passenger vehicle and off-road truck and bus product lines. Lower electronics sales were due to decreased demand from electronics distributors, partially offset by favorable currency effects of $4.4 million due to the strengthening euro.
Asia-Pacific sales increased $6.3 million or 3% compared to the prior year. The increase in Asia-Pacific sales was mainly the result of higher electronics sales due to improved demand for digital consumer products. Automotive sales increased by $0.7 million reflecting continued share gain in the growing Asian markets outside of Japan.
Gross profit was $171.5 million or 32.0% of sales in 2007 compared to $161.3 million or 30.2% of sales in 2006. The gross profit margin percentage improvement resulted primarily from lower restructuring charges in 2007 compared to 2006.
Selling, general and administrative expenses decreased $7.3 million to $103.3 million in 2007 from $110.6 million in 2006, primarily due to lower employee bonus expense in 2007 and the recognition of $5.3 million in higher restructuring and asset impairment charges in 2006. As a percentage of net sales, selling, general and administrative expenses decreased to 19.3% in 2007 from 20.7% in 2006. Research and development costs increased $3.0 million to $21.7 million due to increased spending on new product development for the electronics and automotive markets. In 2007, a gain of $8.0 million was recognized on the sale of real estate in Ireland. Total operating expenses, including the gain on Ireland property and intangible amortization, were 22.4% of net sales in 2007, compared to 24.8% of net sales in 2006.
Operating income in 2007 increased 77.8% to $51.3 million or 9.6% of sales compared to $28.9 million or 5.4% of sales in the prior year. The changes in operating income and operating margin were due mainly to lower restructuring charges and decreased bonus expense in 2007 as described above.

Other income, net, consisting of interest income, royalties, non-operating income and foreign currency items, was $1.5 million in 2007 compared to $2.2 million in the prior year. The decrease was primarily due to foreign currency effects.
Income from continuing operations before income taxes was $51.3 million in 2007 compared to $29.4 million in 2006. Income tax expense was $14.5 million in 2007 compared to $6.2 million in the prior year. The 2007 effective income tax rate was 28.2% compared to 21.0% in 2006. The 2006 effective tax rate reflects certain adjustments including a $1.4 million benefit resulting from a German tax law change and recognition of a $1.8 million benefit related to net operating losses from an acquired group of companies. Income from continuing operations was $36.8 million in 2007 compared to $23.2 million in 2006. In 2006, the company sold the Efen business and accounted for this business as a discontinued operation that reported income, net of taxes, of $0.6 million. Net income in 2007 was $36.8 million compared to $23.8 million in the prior year.
Liquidity and Capital Resources
The company historically has financed capital expenditures through cash flows from operations. Despite the recent adverse changes in market conditions, management expects that cash flows from operations and available lines of credit will be sufficient to support both the company’s operations and its debt obligations for the foreseeable future.
Term Loan
On September 29, 2008, the company entered into a Loan Agreement with various lenders that provides the company with a five-year term loan facility of up to $80.0 million for the purposes of (i) refinancing certain existing indebtedness; (ii) funding working capital needs; and (iii) funding capital expenditures and other lawful corporate purposes, including permitted acquisitions. The Loan Agreement also contains an expansion feature, pursuant to which the company may from time to time request incremental loans in an aggregate principal amount not to exceed $40.0 million. The company had $80.0 million outstanding at December 27, 2008. Further information regarding this arrangement is provided in Note 7 of the Notes to Consolidated Financial Statements included in this report.
The Loan Agreement requires the company to meet certain financial tests, including a consolidated leverage ratio and a consolidated interest coverage ratio. The Loan Agreement also contains additional affirmative and negative covenants which, among other things, impose certain limitations on the company’s ability to merge with other companies, create liens on its property, incur additional indebtedness, enter into transactions with affiliates except on an arm’s length basis, dispose of property, or issue dividends or make distributions. At December 27, 2008, and for the year then ended, the company was in compliance with these covenants. The new Loan Agreement does not impact the existing debt covenants in the revolving credit facility described below.
Revolving Credit Facility
The company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the company and agreement with the lenders, which expires on July 21, 2011. At December 27, 2008, the company had available $75.0 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 0.50% (0.97% as of December 27, 2008). The company also had $2.8 million available in letters of credit at December 27, 2008. No amounts were outstanding under these letters of credit at December 27, 2008.

The domestic bank credit agreement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At December 27, 2008, and for the year then ended, the company was in compliance with these covenants.
Other Obligations
The company has an unsecured bank line of credit in Japan that provides a 700 million yen (an equivalent of $7.8 million at December 27, 2008) revolving credit facility at an interest rate of TIBOR plus 0.625% (1.51% as of December 27, 2008). The revolving line of credit becomes due on July 21, 2011. The company had no outstanding borrowings on the yen facility at December 27, 2008.
The company had an unsecured bank line of credit in Taiwan that provided a 35.0 million Taiwanese dollar revolving credit facility at an interest rate of two-years time deposit plus 0.145%. The revolving line of credit was due on August 18, 2009. The company also had a foreign fixed rate mortgage loan outstanding totaling approximately 32.0 million Taiwanese dollars with maturity dates through August 2013. The company chose to repay the outstanding balances on both debt instruments in June 2008, resulting in uses of cash totaling the equivalent of $1.7 million. As a result, the line of credit was closed on June 28, 2008.
The company started 2008 with $64.9 million of cash. Net cash provided by operating activities in 2008 was approximately $40.6 million in the year and included $8.0 million in net income and $44.8 million in non-cash adjustments (primarily $32.2 million in depreciation and amortization, $6.0 million related to impairment of assets / investments and $5.7 million related to the Ireland pension settlement), partially offset by $12.2 million in changes to operating assets and liabilities. Further information regarding the impairments is provided in Notes 5 and 11, and information regarding the pension settlement is provided in Note 12, of the Notes to Consolidated Financial Statements included in this report.
Changes in various operating assets and liabilities (including short-term and long-term items) that negatively impacted cash flows in 2008 consisted of decreases in accrued payroll and severance ($15.7 million), net decreases in accrued expenses ($6.6 million), increases in inventories ($6.6 million) and increases in prepaid expenses and other current assets ($6.4 million), partially offset by decreases in accounts receivable ($23.1 million). Days sales outstanding in accounts receivable declined to 43 days at year-end 2008, compared to 58 days at year-end 2007 and 60 days at year-end 2006. The improvement in days sales outstanding was due primarily to the decline in sales and corresponding accounts receivable balances during the fourth quarter of 2008 along with a reduction in past-due electronics accounts. Days inventory outstanding was 63 days at year-end 2008, compared to 59 days at year-end 2007 and 67 days at year-end 2006. The increase in days inventory outstanding in 2008 was due primarily to the decline in sales along with a temporary planned increase of inventory balances in anticipation of plant transfers from our Des Plaines, Illinois facility to our Piedras Negras, Mexico manufacturing facility.
Net cash used in investing activities in 2008 was approximately $94.3 million and included $51.3 million in purchases of property, plant and equipment (primarily related to the company’s plant expansion and new facilities in the Asia-Pacific region, along with manufacturing process improvements, new facilities and product introductions in Mexico) and $47.5 million for the acquisition of two businesses (Startco, acquired at the beginning of the fourth quarter of 2008, and Shock Block, acquired during the first quarter of 2008), partially offset by $4.5 million in cash receipts from the sale of two production facilities (one in Eltville, Germany related to the Efen business, which discontinued its operations in 2006, and the other in Arcola, Illinois, which transferred its operations to Mexico). Further information regarding the acquisitions of businesses is provided in Note 2 of the Notes to Consolidated Financial Statements included in this report.

Net cash provided by financing activities in 2008 was approximately $62.0 million, which included $66.6 million in net proceeds from debt and $1.9 million in cash proceeds from the exercise of stock options, partially offset by $6.6 million in repurchases of the company’s common stock. The net proceeds from debt include $80.0 million in gross proceeds under the company’s term loan discussed above. Further information regarding the company’s debt is provided in Note 7 of the Notes to Consolidated Financial Statements included in this report.
The effect of exchange rate changes decreased cash by $2.3 million in 2008. The net cash provided by operating activities and financing activities, less net cash used in investing plus the effect of exchange rate changes, resulted in a $6.0 million increase in cash and cash equivalents in 2008. This left the company with a cash balance of $70.9 million at the end of 2008.
The ratio of current assets to current liabilities was 3.1 to 1 at year-end 2008, compared to 2.4 to 1 at year-end 2007 and 2.3 to 1 at year-end 2006. The change in the current ratio at the end of the 2008 compared to the prior year reflected decreased current liabilities in 2008, primarily related to lower accrued severance associated with the closure of the Ireland facility and reduced short-term debt due to repayment of all outstanding balances related to the company’s revolving credit facility. The carrying amounts of total debt increased $66.7 million in 2008, compared to a decrease of $12.8 million in 2007 and $2.4 million in 2006, due to the $80 million loan agreement the company executed in 2008. The ratio of long-term debt to equity was 0.2 to 1 at year-end 2008, compared to 0.0 to 1 at year-end 2007 and 0.1 to 1 at year-end 2006. Further information regarding the company’s debt is provided in Note 7 of the Notes to Consolidated Financial Statements included in this report.
The company started 2007 with $56.7 million of cash. Net cash provided by operating activities was $59.9 million in the year. Net cash used in investing activities was $34.8 million and included $40.5 million in purchases of property, plant and equipment and $4.5 million for the acquisition of a business, partially offset by $8.6 million from the sale of real estate in Ireland. Net cash used in financing activities was $22.3 million and included net payments of debt ($12.8 million) and repurchases of the company’s common stock ($16.4 million), partially offset by cash proceeds from the exercise of stock options ($6.3 million) and the excess tax benefit on share-based compensation ($0.6 million). The effect of exchange rate changes increased cash by $5.4 million. The net cash provided by operating activities, less net cash used in financing and investing activities plus the effect of exchange rate changes, resulted in a $8.2 million net increase in cash. This left the company with a cash balance of $64.9 million at the end of 2007.
Net operating assets (including short-term and long-term items) decreased $5.5 million in 2007. The major factors contributing to the change in net operating assets were decreases in inventories, partially offset by decreases in accrued payroll and increases in prepaid expenses and other current assets. Days sales outstanding in accounts receivable decreased to 58 days at year-end 2007 compared to 60 days at year-end 2006. The improvement in days sales outstanding was due primarily to a reduction in past-due electronics accounts. Days inventory outstanding was 59 days at year-end 2007 compared to 67 days at year-end 2006. The improvement in days inventory outstanding was the result of lean manufacturing and logistics initiatives and improved inventory planning.
The ratio of current assets to current liabilities was 2.4 to 1 at year-end 2007, compared to 2.3 to 1 at year-end 2006 and 2.0 to 1 at year-end 2005. The ratio of long-term debt to equity was 0.0 to 1 at year-end 2007 compared to 0.1 to 1 at year-end 2006.

The company’s capital expenditures were $51.3 million in 2008, $40.5 million in 2007 and $19.6 million in 2006. The company expects capital expenditures in 2009 will be approximately $27.0 million with the largest part related to completing construction of the new wafer fabrication facility in China to support ongoing manufacturing transfers and new product introductions. The company anticipates that cash from operating activities will be above the capital spending plan in 2009 and future capital expenditures will return to the historical average of approximately 5% of sales beginning in 2010.
The company’s Board of Directors has authorized the company to repurchase up to 1 million shares of its common stock, from time to time, depending on market conditions. The company repurchased 218,000 common shares for $6.6 million in 2008, 500,000 common shares for $16.4 million in 2007, and 329,000 common shares for $10.3 million in 2006.
Contractual Obligations
The following table summarizes contractual obligations and commitments as of December 27, 2008:

(In thousands)	Total	< 1 Year	> 1 - < 3 Years	> 3 - < 5 Years	> 5 Years

Term loan	$80,000	$8,000	$16,000	$56,000	$—
Interest payments	15,957	3,925	7,211	4,821	—
Supplemental Executive Retirement Plan	1,922	—	—	—	1,922
Pension plan funding	1,935	1,935	—	—	—
Interest rate swap	1,056	1,056	—	—	—
Zinc swap	680	680	—	—	—
Operating lease payments*	38,538	6,498	7,859	4,259	19,922

Total	$140,088	$22,094	$31,070	$65,080	$21,844

*	Included in “Operating lease payments” is future rental expense under a new lease agreement for office space related to the company’s U.S. corporate headquarters, which is being relocated in Chicago, Illinois in the first quarter of 2009. The lease commences January 2009 and expires December 2024. Refer to Note 16 of the Notes to Consolidated Financial Statements for more information.
Off-Balance Sheet Arrangements
As of December 27, 2008, the company did not have any off-balance sheet arrangements, as defined under the U.S. Securities and Exchange Commission rules. Specifically, the company was not liable for guarantees of indebtedness owed by third parties; the company was not directly liable for the debt of any unconsolidated entity, and the company did not have any retained or contingent interest in assets; and the company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. In June 2008 and October 2008, the company entered into derivative financial instruments, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Further information regarding these arrangements is provided in Note 8 of the Notes to Consolidated Financial Statements included in this report.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. SFAS 157 must be applied prospectively beginning January 1, 2008. The impact of the adoption of SFAS 157 is more fully described in Note 8 of the Notes to Consolidated Financial Statements included in this report.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in the balance sheet, with changes in the funded status recorded through comprehensive income in the year in which those changes occur. The company adopted SFAS 158 at December 30, 2006. The impact of the adoption of SFAS 158 is more fully described in Note 12 of the Notes to Consolidated Financial Statements included in this report.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is expected to expand the use of fair value measurement, but does not eliminate disclosure requirements included in other accounting standards, including those in SFAS 157. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the company’s Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the Consolidated Statements of Income. SFAS 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R) and includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The company is evaluating the impact of adopting SFAS 160 on its Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs generally will be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination generally will be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The company is evaluating the impact of adopting SFAS 141(R) on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard requires enhanced disclosure about a company’s derivatives and hedging to help investors understand their impact on a company’s financial position, financial performance and cash flows. SFAS 161 is effective for periods beginning after November 15, 2008, with early application encouraged. The company is evaluating the impact of adopting SFAS 161 on its Consolidated Financial Statements.
Critical Accounting Policies and Estimates
Certain of the accounting policies as discussed below require the application of significant judgment by management in selecting the appropriate estimates and assumptions for calculating amounts to record in the financial statements. Actual results could differ from those estimates and assumptions, impacting the reported results of operations and financial position. Significant accounting policies are more fully described in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report. Certain accounting policies, however, are considered to be critical in that they are most important to the depiction of the company’s financial condition and results of operations and their application requires management’s subjective judgment in making estimates about the effect of matters that are inherently uncertain. The company believes the following accounting policies are the most critical to aid in fully understanding and evaluating its reported financial results, as they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The company has reviewed these critical accounting policies and related disclosures with the Audit Committee of its Board of Directors.
Net Sales
Revenue Recognition: The company recognizes revenue on product sales in the period in which the sales process is complete. This generally occurs when products are shipped (FOB origin) to the customer in accordance with the terms of the sale, the risk of loss has been transferred, collectibility is reasonably assured and the pricing is fixed and determinable. At the end of each period, for those shipments where title to the products and the risk of loss and rewards of ownership do not transfer until the product has been received by the customer, the company adjusts revenues and cost of sales for the delay between the time that the products are shipped and when they are received by the customer. The company’s distribution channels are primarily through direct sales and independent third party distributors.
Revenue & Billing: The company accepts orders from customers based on long term purchasing contracts and written sales agreements. Contract pricing and selling agreement terms are based on market factors, costs, and competition. Pricing normally is negotiated as an adjustment (premium or discount) from the company’s published price lists. The customer is invoiced when the company’s products are shipped to them in accordance with the terms of the sales agreement.
Returns & Credits: Some of the terms of the company’s sales agreements and normal business conditions provide customers (distributors) the ability to receive price adjustments on products previously shipped and invoiced. This practice is common in the industry and is referred to as a “ship and debit” program. This program allows the distributor to debit the company for the difference between the distributors’ contracted price and a lower price for specific transactions. Under certain circumstances (usually in a competitive situation or large volume opportunity), a distributor will request authorization to reduce its price to its buyer. If the company approves such a reduction, the distributor is authorized to “debit” its account for the difference between the contracted price and the lower approved price. The company establishes reserves for this program based on historic activity and actual authorizations for the debit and recognizes these debits as a reduction of revenue in accordance with the guidance of FASB’s Emerging Issues Task Force (“EITF”) Issue No. 01-09, paragraph 9 “Accounting for Consideration Given by a Vendor to a Customer.”

The company has a return to stock policy whereby a customer with previous authorization from Littelfuse management can return previously purchased goods for full or partial credit. The company establishes an estimated allowance for these returns based on historic activity. Sales revenue and cost of sales are reduced to anticipate estimated returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”).
The company properly meets all of the criteria of SFAS 48 for recognizing revenue when the right of return exists under Staff Accounting Bulletin 104 (Revenue Recognition). Specifically, the company meets those requirements because:
1.	The company’s selling price is fixed or determinable at the date of the sale.

2.	The company has policies and procedures to accept only credit worthy customers with the ability to pay the company.

3.	The company’s customers are obligated to pay the company under the contract and the obligation is not contingent on the resale of the product. (All “ship and debit” and “returns to stock” require specific circumstances and authorization.)

4.	The risk ownership transfers to the company’s customers upon shipment and is not changed in the event of theft, physical destruction or damage of the product.

5.	The company bills at the ship date and establishes a reserve to reduce revenue from the in transit time until the product is delivered for FOB destination sales.

6.	The company’s customers acquiring the product for resale have economic substance apart from that provided by Littelfuse. All distributors are independent of the company.

7.	The company does not have any obligations for future performance to bring about resale of the product by its customers.

8.	The company can reasonably estimate the amount of future returns.
Volume Rebates: The company offers incentives to certain customers to achieve specific quarterly or annual sales targets. If customers achieve their sales targets, they are entitled to rebates. The company estimates the future cost of these rebates and recognizes this estimated cost as a reduction to revenue as products are sold.
Allowance for Doubtful Accounts: The company evaluates the collectibility of its trade receivables based on a combination of factors. The company regularly analyzes its significant customer accounts and, when the company becomes aware of a specific customer’s inability to meet its financial obligations, the company records a specific reserve for bad debt to reduce the related receivable to the amount the company reasonably believes is collectible. The company also records allowances for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and past experience. Historically, the allowance for doubtful accounts has been adequate to cover bad debts. If circumstances related to specific customers change, the estimates of the recoverability of receivables could be further adjusted.
Inventory
The company performs regular detailed assessments of inventory, which include a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing, shelf life and quality issues. Based on the analysis, the company records adjustments to inventory for excess quantities, obsolescence or impairment when appropriate to reflect inventory at net realizable value. Historically, inventory reserves have been adequate to reflect inventory at net realizable values.

Goodwill and Other Intangible Assets
The company annually tests goodwill for impairment on the first day of our fiscal fourth quarter as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), or if there is an event or change in circumstances that indicates the asset may be impaired. Management determined the fair value of each of its business unit segments by using a discounted cash flow model (which includes forecasted five-year income statement and working capital projections, a market-based weighted average cost of capital and terminal values after five years) to estimate market value. The company has defined its reportable segments as its reporting units for goodwill accounting.
As of the most recent annual test conducted on September 28, 2008, the company concluded the fair value of each of the reporting units exceeded its carrying value of invested capital and therefore, no goodwill impairment existed. Specifically, the Company noted that its headroom, defined as the excess of fair value over the carrying value of invested capital, was 51%, 95% and 115% for its electronics, automotive and electrical reporting units, respectively, at September 28, 2008. Certain key assumptions used in the annual test included:

	Electronics	Automotive	Electrical
Discount rate	14.4%	14.4%	14.4%
Long-term growth rate	1.5%	2.5%	5.0%
In addition, the company performed a sensitivity test at September 28, 2008 that showed a 100 basis point increase in its discount rate or a 100 basis point decrease in the long-term growth rate for each reporting unit would not have changed the company’s conclusion that no goodwill impairment existed at September 28, 2008.
The goodwill of a reporting unit also must be tested between annual tests if an event occurs or circumstances change that more likely than not reduce the fair value of the reporting unit below its carrying value. As a result of the downturn in the U.S. and global economies, the Littelfuse share price and market capitalization decreased in the fourth quarter. Throughout the fourth quarter, management considered whether there were any indicators that the company’s goodwill was impaired.
The company concluded that no indicators of impairment were present and therefore an additional impairment test during the fourth quarter was determined to not be required. The company’s conclusion was based on its review of its market capitalization throughout the fourth quarter plus a reasonable control premium, when compared to the company’s carrying value of its invested capital. Throughout the fourth quarter, the company’s fair value estimate based on its market capitalization plus a reasonable control premium consistently exceeded its carrying value of invested capital.
The company’s conclusion that no impairment indicator was present also was based on its expectations for fiscal 2009 when compared to the forecast presented in its September 28, 2008 goodwill impairment test. Given the company’s headroom by reporting unit at its September 28, 2008 test date, the company performed a sensitivity test on its September 28, 2008 annual test showing the impact of using the revised 2009 forecasts to determine if an indicator of impairment was present in any of its reporting units. The company concluded that although the value of the entity as a whole and each respective reporting unit had declined from its September 28, 2008 test date, the decline in value did not indicate that any reporting unit’s fair value would have fallen below its carrying value of invested capital.

The company will continue to perform a goodwill impairment test as required on an annual basis and on an interim basis, if certain conditions exist. Factors the company considers important, which could result in changes to its estimates, include underperformance relative to historical or projected future operating results and declines in acquisitions and trading multiples.
Long-Lived Assets
The company evaluates long-lived assets on an ongoing basis. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. The company’s estimates of future cash flows from such assets could be impacted if it underperforms relative to historical or projected future operating results.
Environmental Liabilities
Environmental liabilities are accrued based on estimates of the probability of potential future environmental exposure. Expenses related to on-going maintenance of environmental sites are expensed as incurred. If actual or estimated probable future losses exceed the company’s recorded liability for such claims, it would record additional charges as other expense during the period in which the actual loss or change in estimate occurred.
Pension and Supplemental Executive Retirement Plan
Littelfuse has a number of company-sponsored defined benefit plans primarily in North America, Europe and the Asia-Pacific region. Historically these plans have been accounted for using SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), and the company recognized the net unfunded status of the plan on the balance sheet. The company adopted SFAS 158 effective December 30, 2006, which requires the full unfunded status of the plan to be recognized. Actuarial gains and losses and prior service costs and credits are now recognized as a component of accumulated other comprehensive income. Accounting for pensions requires estimating the future benefit cost and recognizing the cost over the employee’s expected period of employment with the company. Certain assumptions are required in the calculation of pension costs and obligations. These assumptions include the discount rate, salary scales and the expected long-term rate of return on plan assets. The discount rate is intended to represent the rate at which pension benefit obligations could be settled by purchase of an annuity contract. These assumptions are subject to change based on stock and bond market returns and other economic factors. Actual results that differ from the company’s assumptions are accumulated and amortized over future periods and therefore, generally affect its recognized expense and accrued liability in such future periods. While the company believes that its assumptions are appropriate given current economic conditions and its actual experience, significant differences in results or significant changes in the company’s assumptions may materially affect its pension obligations and related future expense. Further information regarding these plans is provided in Note 12 of the Notes to Consolidated Financial Statements included in this report.

Stock-based Compensation
Stock-based compensation expense is recorded for stock-option grants and performance-based restricted stock awards based upon the fair values of the awards. The fair value of stock option awards is estimated at the grant date using the Black-Scholes option pricing model, which includes assumptions for volatility, expected term, risk-free interest rate and dividend yield. Expected volatility is based on implied volatilities from traded options on Littelfuse stock, historical volatility of Littelfuse stock and other factors. Historical data is used to estimate employee termination experience and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The company has not paid any cash dividends in its history.
The performance-based restricted stock awards granted prior to 2008 vest in thirds over a three-year period (following the three-year performance period), and are paid annually as they vest, one half in the company’s common stock and one half in cash. The performance-based restricted stock awards granted in 2008 vest after a three-year performance period and are paid completely in the company’s common stock at the end of the performance period. The fair value of performance-based restricted stock awards that are paid in common stock is measured at the market price on the grant date, and the fair value of the portion paid in cash is measured at the current market price of a share.
The number of shares issued is based on the company attaining certain financial performance goals relating to return on net tangible assets (“RONTA”) for performance-based restricted stock granted prior to 2008, or return on net assets (“RONA”) for performance-based restricted stock granted in 2008, as well as earnings before interest, taxes, depreciation and amortization (“EBITDA”) during the three-year performance period after the grant date. Stock-based compensation expense for performance-based restricted stock awards is based on the fair values and the company’s current estimate of the probable number of shares to be issued (based on the probable outcome at the end of the performance period). As the company’s estimate of the probable outcome changes in future periods, stock-based compensation expense is adjusted accordingly.
Total stock-based compensation expense was $5.1 million and $5.0 million in 2008 and 2007, respectively. Further information regarding this expense is provided in Note 13 of the Notes to Consolidated Financial Statements included in this report.
Income Taxes
The company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” Deferred taxes are recognized for the future effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. The company recognizes deferred taxes for temporary differences, operating loss carryforwards and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Federal and state income taxes are provided on the portion of foreign income that is expected to be remitted to the U.S. and be taxable.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.
The company adopted the provisions of FIN 48 on December 31, 2006 and had no adjustments to the retained earnings balance as a result of the implementation. Further information regarding income taxes and the company’s adoption of FIN 48, including a detailed reconciliation of current year activity, is provided in Note 14 of the Notes to Consolidated Financial Statements included in this report.
Outlook
The company’s automotive and electronics markets weakened significantly in the fourth quarter of 2008 as a result of the sharp downturn in the global economy. The company believes this weakness could continue through much of 2009. The electrical business, which held up well through most of 2008, has slowed recently and could be further impacted by declining non-residential construction in 2009.
In 2005 the company initiated a phased transition to consolidate its manufacturing into fewer facilities in low-cost locations in China, the Philippines and Mexico. These manufacturing transfer programs remain on or ahead of schedule and are expected to generate at least $20 million in cost savings in 2009 and significant additional savings in 2010.
In addition, the company recently began executing a plan which for 2009 is expected to reduce operating expenses by approximately $15 million and manufacturing costs by approximately $8 million over and above the $20 million in transfer-related savings. These cost savings are expected to significantly reduce the company’s breakeven point by the second quarter of 2009 and are expected to position the company for much-improved profitability when the global economy recovers.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The company is exposed to market risk from changes in interest rates, foreign exchange rates and commodities.
Interest Rates
The company had $80 million in debt outstanding at December 27, 2008, in the form of a term loan, which is described above in Item 7 under Liquidity and Capital Resources. In order to reduce interest rate risk and effectively manage its exposure to fluctuations in the adjustable interest rate of the loan, the company entered into a one-year interest rate swap transaction with JPMorgan Chase Bank, N.A. on October 29, 2008. The interest rate swap is for a notional amount of $65 million and allows the company to pay a fixed annual rate of 2.85% on the notional amount and requires JPMorgan Chase Bank, N.A. to pay a floating rate tied to the one-month U.S. dollar LIBOR. While the remaining portion of this debt has a variable interest rate, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are insignificant relative to earnings.

Foreign Exchange Rates
The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in Mexico, Canada, Germany, China, Taiwan and the Philippines. During 2008, sales to customers outside the U.S. were 62.0% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, South Korean won, Chinese yuan and Taiwanese dollars.
The company’s foreign exchange exposures result primarily from sale of products in foreign currencies, foreign currency denominated purchases, employee-related and other costs of running operations in foreign countries and translation of balance sheet accounts denominated in foreign currencies. The company’s most significant long exposure is to the euro, with lesser long exposures to the Canadian dollar, Japanese yen and Korean won. The company’s most significant short exposures are to the Mexican peso, Philippine peso and Chinese yuan. Changes in foreign exchange rates could affect the company’s sales, costs, balance sheet values and earnings. The company uses netting and offsetting intercompany account management techniques to reduce known foreign currency exposures where possible and also, from time to time, utilizes derivative instruments to hedge certain foreign currency exposures deemed to be material.
Commodities
The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper, where at current prices and volumes, a 10% price change would affect pre-tax profit by approximately $0.6 million. During the second quarter of 2008, the company entered into a one-year swap agreement to mitigate its exposure to fluctuations in the price of zinc. Further information regarding this commodity contract is provided in Note 8 of the Notes to Consolidated Financial Statements.
The company purchases a particular type of silicon as a raw material for many of its semiconductor products. Market demand for this commodity has fluctuated significantly during 2008. As a result, there is a risk of market shortages for silicon in 2009. The company is taking actions to secure adequate sources of supply to meet its expected future demand for this material.
The cost of oil has fluctuated dramatically during 2008. Consequently, there is a risk that a return to high prices for oil and electricity in 2009 could have a significant impact on the company’s transportation and utility expenses.
While the company is exposed to significant changes in certain commodity prices and foreign currency exchange rates, the company actively monitors these exposures and takes various actions to mitigate any negative impacts of these exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Littelfuse, Inc.
We have audited the accompanying consolidated balance sheets of Littelfuse, Inc. and subsidiaries (Company) as of December 27, 2008, and December 29, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 27, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Littelfuse, Inc. and subsidiaries at December 27, 2008 and December 29, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 27, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Littelfuse Inc. and subsidiaries’ internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Chicago, Illinois
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Littelfuse, Inc.
We have audited Littelfuse, Inc.’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Littelfuse, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Littelfuse, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Littelfuse, Inc. and subsidiaries as of December 27, 2008, and December 29, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 27, 2008, and our report dated February 25, 2009 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Chicago, Illinois
February 25, 2009

CONSOLIDATED BALANCE SHEETS

(In thousands of USD)	December 27, 2008	December 29, 2007

ASSETS
Current assets:
Cash and cash equivalents	$70,937	$64,943
Accounts receivable, less allowances (2008 — $12,770; 2007 — $12,997)	62,126	85,607
Inventories	66,679	58,845
Deferred income taxes	11,693	10,986
Prepaid expenses and other current assets	17,968	14,789

Total current assets	229,403	235,170
Property, plant, and equipment:
Land	11,089	12,573
Buildings	68,165	49,321
Equipment	301,835	282,416
Accumulated depreciation	(220,939)	(199,748)

Net property, plant and equipment	160,150	144,562
Intangible assets, net of amortization:
Patents, licenses and software	8,077	9,231
Distribution network	11,577	13,823
Customer lists, trademarks and tradenames	2,954	1,192
Goodwill	106,961	73,462
Investments	3,436	6,544
Deferred income taxes	15,235	6,141
Other assets	1,135	1,240

Total assets	$538,928	$491,365

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,854	$27,889
Accrued payroll	17,863	19,441
Accrued expenses	17,220	11,595
Accrued severance	8,393	21,092
Accrued income taxes	2,570	4,484
Current portion of long-term debt	8,000	12,086

Total current liabilities	72,900	96,587
Long-term debt, less current portion	72,000	1,223
Accrued severance	7,200	8,912
Accrued post-retirement benefits	41,637	18,371
Other long-term liabilities	11,483	12,858
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued and outstanding, 2008 — 21,719,734; 2007 — 21,869,824	217	219
Additional paid-in capital	124,384	118,765
Notes receivable from officers — common stock	—	(5)
Accumulated other comprehensive income (loss)	(10,123)	17,361
Retained earnings	219,230	217,074

Total shareholders’ equity	333,708	353,414

Total liabilities and shareholders’ equity	$538,928	$491,365

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands of USD, except per share amounts)	December 27, 2008	December 29, 2007	December 30, 2006

Net sales	$530,869	$536,144	$534,859
Cost of sales	387,200	364,607	373,596

Gross profit	143,669	171,537	161,263

Selling, general and administrative expenses	107,239	103,258	110,581
Research and development expenses	24,069	21,700	18,708
Gain on sale of Ireland property	—	(8,037)	—
Amortization of intangibles	3,866	3,307	3,116

Operating income	8,495	51,309	28,858

Interest expense	3,440	1,557	1,626
Other expense (income), net	(5,568)	(1,536)	(2,174)

Income from continuing operations before income taxes	10,623	51,288	29,406
Income taxes	2,607	14,453	6,170

Income from continuing operations	8,016	36,835	23,236
Discontinued operations (net of tax expense of $409)	—	—	588

Net income	$8,016	$36,835	$23,824

Income per share:
Basic:
Continuing operations	$0.37	$1.66	$1.04
Discontinued operations	—	—	0.03

Net income	$0.37	$1.66	$1.07

Diluted:
Continuing operations	$0.37	$1.64	$1.03
Discontinued operations	—	—	0.03

Net income	$0.37	$1.64	$1.06

Weighted-average shares and equivalent shares outstanding:
Basic	21,722	22,231	22,305
Diluted	21,826	22,394	22,434

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands of USD)	December 27, 2008	December 29, 2007	December 30, 2006

OPERATING ACTIVITIES
Net income	$8,016	$36,835	$23,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,333	25,429	25,375
Impairment of assets	3,169	767	4,374
Impairment of investments	2,787	—	—
Amortization of intangibles	3,866	3,307	3,116
Provision for bad debts	286	31	127
Gain on sale of property, plant and equipment	(511)	(8,037)	—
Stock-based compensation	5,058	4,957	5,187
Deferred income taxes	(3,947)	2,151	(8,341)
Pension settlement expenses (curtailment gains)	5,725	1,506	(322)
Changes in operating assets and liabilities:
Accounts receivable	23,080	(280)	2,843
Inventories	(6,593)	9,112	1,240
Accounts payable and accrued expenses	(3,129)	(5,307)	(10,329)
Accrued payroll and severance	(15,705)	(3,046)	30,620
Accrued income taxes	(3,462)	(3,071)	1,850
Prepaid expenses and other	(6,398)	(4,414)	1,351

Net cash provided by operating activities	40,575	59,940	80,915

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(51,288)	(40,501)	(19,613)
Purchase of businesses, net of cash acquired	(47,465)	(4,507)	(37,841)
Sale of business and property, plant and equipment	4,479	—	14,901
Sale of Ireland property	—	8,593	—
Deposit on sale of building	—	1,607	—

Net cash used in investing activities	(94,274)	(34,808)	(42,553)

FINANCING ACTIVITIES
Proceeds from debt	190,500	89,200	43,273
Payments of debt	(123,912)	(101,991)	(45,626)
Proceeds from exercise of stock options	1,857	6,316	5,734
Notes receivable, common stock	5	5	7
Purchases of common stock	(6,623)	(16,433)	(10,262)
Excess tax benefit on share-based compensation	172	610	468

Net cash provided by (used in) financing activities	61,999	(22,293)	(6,406)
Effect of exchange rate changes on cash	(2,306)	5,400	2,801

Increase in cash and cash equivalents	5,994	8,239	34,757
Cash and cash equivalents at beginning of year	64,943	56,704	21,947

Cash and cash equivalents at end of year	$70,937	$64,943	$56,704

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Notes	Accum.
			Rec.	Other
	Common	Addl. Paid	Common	Comp. Inc.	Retained
(In thousands of USD)	Stock	in Capital	Stock	(Loss)	Earnings	Total

Balance at January 1, 2006	$222	$99,078	$(17)	$(2,426)	$180,209	$277,066
Comprehensive income:
Net income for the year	—	—	—	—	23,824	23,824
Min. pension liability adj.*	—	—	—	1,546	—	1,546
Unrealized gain on invest.*	—	—	—	(467)	—	(467)
Foreign currency trans. adj.	—	—	—	9,025	—	9,025

Comprehensive income						33,928
Payments on notes receivable	—	—	7	—	—	7
Adoption of SFAS 158*	—	—	—	(7,689)	—	(7,689)
Stock-based comp. — SFAS 123(R)	—	5,187	—	—	—	5,187
Purchase of 329,000 shares of common stock	(3)	(1,148)	—	—	(9,111)	(10,262)
Stock options exercised, including tax impact of $779	2	5,426	—	—	—	5,428

Balance at December 30, 2006	$221	$108,543	$(10)	$(11)	$194,922	$303,665
Comprehensive income:
Net income for the year	—	—	—	—	36,835	36,835
Min. pension liability adj.*	—	—	—	4,123	—	4,123
Unrealized gain on invest.*	—	—	—	668	—	668
Foreign currency trans. adj.	—	—	—	12,581	—	12,581

Comprehensive income						54,207
Payments on notes receivable	—	—	5	—	—	5
Stock-based comp. — SFAS 123(R)	—	4,957	—	—	—	4,957
Purchase of 500,000 shares of common stock	(5)	(1,745)	—	—	(14,683)	(16,433)
Stock options exercised, including tax impact of $728	3	7,010	—	—	—	7,013

Balance at December 29, 2007	$219	$118,765	$(5)	$17,361	$217,074	$353,414
Comprehensive income (loss):
Net income for the year	—	—	—	—	8,016	8,016
Change in net unrealized gain on derivatives*	—	—	—	(403)	—	(403)
Min. pension liability adj.*	—	—	—	(11,653)	—	(11,653)
Unrealized loss on invest.*	—	—	—	(2,892)	—	(2,892)
Transfer of investment loss to income*	—	—	—	2,787	—	2,787
Foreign currency trans. adj.	—	—	—	(15,323)	—	(15,323)

Comprehensive income (loss)						(19,468)
Payments on notes receivable	—	—	5	—	—	5
Stock-based comp. — SFAS 123(R)	—	5,058	—	—	—	5,058
Purchase of 218,000 shares of common stock	(2)	(761)	—	—	(5,860)	(6,623)
Stock options exercised, including tax impact of ($361)	—	1,322	—	—	—	1,322

Balance at December 27, 2008	$217	$124,384	$—	$(10,123)	$219,230	$333,708

*	Including related tax impact.
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Other Information
Nature of Operations: Littelfuse, Inc. and its subsidiaries (the “company”) design, manufacture, and sell circuit protection devices for use in the automotive, electronic and electrical markets throughout the world.
Fiscal Year: The company’s fiscal years ended December 27, 2008, December 29, 2007, and December 30, 2006 and contained 52 weeks each.
Basis of Presentation: The Consolidated Financial Statements include the accounts of Littelfuse, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The company’s Consolidated Financial Statements were prepared in accordance with generally accepted accounting principles in the United States of America and include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which the company exercises control.
Use of Estimates: The process of preparing financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses and the accompanying notes. The company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in its evaluation, as considered necessary. Actual results could differ from those estimates.
Cash Equivalents: All highly liquid investments, with a maturity of three months or less when purchased, are considered to be cash equivalents.
Investments: The company has determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in “Shareholders’ Equity” as a component of “Accumulated Other Comprehensive Income (Loss).” Realized gains and losses and declines in unrealized value judged to be other-than-temporary on available-for-sale securities are included in other expense (income), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
Fair Value of Financial Instruments: The company’s financial instruments include cash and cash equivalents, accounts receivable, investments, derivative instruments and long-term debt. The carrying values of such financial instruments approximate their estimated fair values.
Accounts Receivable: The company performs credit evaluations of customers’ financial condition and generally does not require collateral. Credit losses are provided for in the financial statements based upon specific knowledge of a customer’s inability to meet its financial obligations to the company. Historically, credit losses have consistently been within management’s expectations and have not been a material amount. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Write-offs are recorded at the time a customer receivable is deemed uncollectible.
The company also maintains allowances against accounts receivable for the settlement of rebates and sales discounts to customers. These allowances are based upon specific customer sales and sales discounts as well as actual historical experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Other Information, continued
Inventories: Inventories are stated at the lower of cost or market (first in, first out method), which approximates current replacement cost. The company maintains excess and obsolete allowances against inventory to reduce the carrying value to the expected net realizable value. These allowances are based upon a combination of factors including historical sales volume, market conditions, lower of cost or market analysis and expected realizable value of the inventory.
Property, Plant and Equipment: Land, buildings, and equipment are carried at cost. Depreciation is calculated using the straight-line method with useful lives of 21 years for buildings, seven to nine years for equipment, seven years for furniture and fixtures, five years for tooling and three years for computer equipment.
Goodwill: The company annually tests goodwill for impairment on the first day of our fiscal fourth quarter as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), or if there is an event or change in circumstances that indicates the asset may be impaired. Management determined the fair value of each of its business unit segments by using a discounted cash flow model (which includes forecasted five-year income statement and working capital projections, a market-based weighted average cost of capital and terminal values after five years) to estimate market value. The company has defined its reportable segments as its reporting units for goodwill accounting.
As of the most recent annual test conducted on September 28, 2008, the company concluded the fair value of each of the reporting units exceeded its carrying value of invested capital and therefore, no goodwill impairment existed. Specifically, the Company noted that its headroom, defined as the excess of fair value over the carrying value of invested capital, was 51%, 95% and 115% for its electronics, automotive and electrical reporting units, respectively, at September 28, 2008. Certain key assumptions used in the annual test included:

	Electronics	Automotive	Electrical
Discount rate	14.4%	14.4%	14.4%
Long-term growth rate	1.5%	2.5%	5.0%
In addition, the company performed a sensitivity test at September 28, 2008 that showed a 100 basis point increase in its discount rate or a 100 basis point decrease in the long-term growth rate for each reporting unit would not have changed the company’s conclusion that no goodwill impairment existed at September 28, 2008.
The goodwill of a reporting unit also must be tested between annual tests if an event occurs or circumstances change that more likely than not reduce the fair value of the reporting unit below its carrying value. As a result of the downturn in the U.S. and global economies, the Littelfuse share price and market capitalization decreased in the fourth quarter. Throughout the fourth quarter, management considered whether there were any indicators that the company’s goodwill was impaired.
The company concluded that no indicators of impairment were present and therefore an additional impairment test during the fourth quarter was determined to not be required. The company’s conclusion was based on its review of its market capitalization throughout the fourth quarter plus a reasonable control premium, when compared to the company’s carrying value of its invested capital. Throughout the fourth quarter, the company’s fair value estimate based on its market capitalization plus a reasonable control premium consistently exceeded its carrying value of invested capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Other Information, continued
The company’s conclusion that no impairment indicator was present also was based on its expectations for fiscal 2009 when compared to the forecast presented in its September 28, 2008 goodwill impairment test. Given the company’s headroom by reporting unit at its September 28, 2008 test date, the company performed a sensitivity test on its September 28, 2008 annual test showing the impact of using the revised 2009 forecasts to determine if an indicator of impairment was present in any of its reporting units. The company concluded that although the value of the entity as a whole and each respective reporting unit had declined from its September 28, 2008 test date, the decline in value did not indicate that any reporting unit’s fair value would have fallen below its carrying value of invested capital.
The company will continue to perform a goodwill impairment test as required on an annual basis and on an interim basis, if certain conditions exist. Factors the company considers important, which could result in changes to its estimates, include underperformance relative to historical or projected future operating results and declines in acquisitions and trading multiples. Due to the diverse end user base and non-discretionary product demand, the company does not believe its future operating results will vary significantly relative to its historical and projected future operating results.
Other Intangible Assets: Trademarks and tradenames are amortized using the straight-line method over estimated useful lives that have a range of five to 20 years. Patents and licenses are amortized using the straight-line method or an accelerated method over estimated useful lives that have a range of four to 50 years. The distribution networks are amortized on either a straight-line or accelerated basis over estimated useful lives that have a range of four to 20 years. Other intangible assets are also tested for impairment when there is a significant event that may cause the asset to be impaired.
Environmental Liabilities: Environmental liabilities are accrued based on engineering studies estimating the cost of remediating sites. Expenses related to on-going maintenance of environmental sites are expensed as incurred. If actual or estimated probable future losses exceed the company’s recorded liability for such claims, the company would record additional charges during the period in which the actual loss or change in estimate occurred.
Pension and Other Post-retirement Benefits: Accounting for pensions requires estimating the future benefit cost and recognizing the cost over the employee’s expected period of employment with the company. Certain assumptions are required in the calculation of pension costs and obligations. These assumptions include the discount rate, salary scales and the expected long-term rate of return on plan assets. The discount rate is intended to represent the rate at which pension benefit obligations could be settled by purchase of an annuity contract. These assumptions are subject to change based on stock and bond market returns and other economic factors. Actual results that differ from the company’s assumptions are accumulated and amortized over future periods and therefore generally affect its recognized expense and accrued liability in such future periods. While the company believes that its assumptions are appropriate given current economic conditions and its actual experience, significant differences in results or significant changes in the company’s assumptions may materially affect its pension obligations and related future expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Other Information, continued
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in the balance sheet, with changes in the funded status recorded through comprehensive income in the year in which those changes occur. The company adopted SFAS 158 on December 30, 2006. The impact of the adoption of SFAS 158 is more fully described in Note 12 of the Notes to Consolidated Financial Statements.
Reclassifications: Certain items in the 2007 and 2006 financial statements have been reclassified to conform to the 2008 presentation.
Revenue Recognition: The company recognizes revenue on product sales in the period in which the sales process is complete. This generally occurs when products are shipped (FOB origin) to the customer in accordance with the terms of the sale, the risk of loss has been transferred, collectibility is reasonably assured and the pricing is fixed and determinable. At the end of each period, for those shipments where title to the products and the risk of loss and rewards of ownership do not transfer until the product has been received by the customer, the company adjusts revenues and cost of sales for the delay between the time that the products are shipped and when they are received by the customer. The company’s distribution channels are primarily through direct sales and independent third party distributors.
Revenue & Billing: The company accepts orders from customers based on long term purchasing contracts and written sales agreements. Contract pricing and selling agreement terms are based on market factors, costs, and competition. Pricing normally is negotiated as an adjustment (premium or discount) from the company’s published price lists. The customer is invoiced when the company’s products are shipped to them in accordance with the terms of the sales agreement.
Returns & Credits: Some of the terms of the company’s sales agreements and normal business conditions provide customers (distributors) the ability to receive price adjustments on products previously shipped and invoiced. This practice is common in the industry and is referred to as a “ship and debit” program. This program allows the distributor to debit the company for the difference between the distributors’ contracted price and a lower price for specific transactions. Under certain circumstances (usually in a competitive situation or large volume opportunity), a distributor will request authorization to reduce its price to its buyer. If the company approves such a reduction, the distributor is authorized to “debit” its account for the difference between the contracted price and the lower approved price. The company establishes reserves for this program based on historic activity and actual authorizations for the debit and recognizes these debits as a reduction of revenue in accordance with the guidance in Emerging Issues Task Force (“EITF”) Issue No. 01-09, paragraph 9 “Accounting for Consideration Given by a Vendor to a Customer.”
The company has a return to stock policy whereby a customer with prior authorization from Littelfuse management can return previously purchased goods for full or partial credit. The company establishes an estimated allowance for these returns based on historic activity. Sales revenue and cost of sales are reduced to anticipate estimated returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Other Information, continued
The company properly meets all of the criteria of SFAS 48 for recognizing revenue when the right of return exists under Staff Accounting Bulletin (“SAB”) No. 104 (Revenue Recognition). Specifically, the company meets those requirements because:
1.	The company’s selling price is fixed or determinable at the date of the sale.

2.	The company has policies and procedures to accept only credit worthy customers with the ability to pay the company.

3.	The company’s customers are obligated to pay the company under the contract and the obligation is not contingent on the resale of the product. (All “ship and debit” and “returns to stock” require specific circumstances and authorization.)

4.	The risk ownership transfers to the company’s customers upon shipment and is not changed in the event of theft, physical destruction or damage of the product.

5.	The company bills at the ship date and establishes a reserve to reduce revenue from the in transit time until the product is delivered for FOB destination sales.

6.	The company’s customers acquiring the product for resale have economic substance apart from that provided by Littelfuse, and all distributors are independent of the company.

7.	The company does not have any obligations for future performance to bring about resale of the product by its customers.

8.	The company can reasonably estimate the amount of future returns.
Volume Rebates: The company offers incentives to certain customers to achieve specific quarterly or annual sales targets. If customers achieve their sales targets, they are entitled to rebates. The company estimates the future cost of these rebates and recognizes this estimated cost as a reduction to revenue as products are sold.
Allowance for Doubtful Accounts: The company evaluates the collectibility of its trade receivables based on a combination of factors. The company regularly analyzes its significant customer accounts and, when the company becomes aware of a specific customer’s inability to meet its financial obligations, the company records a specific reserve for bad debt to reduce the related receivable to the amount the company reasonably believes is collectible. The company also records allowances for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and past experience. Historically, the allowance for doubtful accounts has been adequate to cover bad debts. If circumstances related to specific customers change, the estimates of the recoverability of receivables could be further adjusted. However, due to the company’s diverse customer base and lack of credit concentration, the company does not believe its estimates would be materially impacted by changes in its assumptions.
Advertising Costs: The company expenses advertising costs as incurred, which amounted to $2.3 million in 2008, $1.8 million in 2007, and $1.5 million in 2006, and are included as a component of selling, general and administrative expenses.
Shipping and Handling Fees and Costs: Amounts billed to customers related to shipping and handling are classified as revenue. Costs incurred for shipping and handling of $6.5 million, $5.7 million, and $5.7 million in 2008, 2007, and 2006, respectively, are classified in selling, general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Other Information, continued
Restructuring Costs: The company incurred severance charges and plant closure expenses as part of the company’s on-going cost reduction efforts. These charges are included in cost of sales, selling, general and administrative expenses, or research and development expenses depending on the personnel being included in the charge. See Note 9 for additional information on restructuring costs.
Foreign Currency Translation: The company’s foreign subsidiaries use the local currency or the U.S. dollar as their functional currency, as appropriate. Assets and liabilities are translated using exchange rates at the balance sheet date, and revenues and expenses are translated at weighted average rates. The amount of foreign currency conversion gain recognized in the income statement related to currency translation was $2.3 million, $2.9 million, and $2.1 million in 2008, 2007, and 2006, respectively and is included as a component of other expense (income), net. Adjustments from the translation process are recognized in “Shareholders’ Equity” as a component of “Accumulated Other Comprehensive Income (Loss).”
Stock-based Compensation: In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires public companies to recognize compensation expense for the cost of awards of equity compensation using a fair value method. The company adopted SFAS 123(R) on January 1, 2006 (i.e., the first quarter of 2006) using the modified prospective method. The company made the one-time election to adopt the transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Awards.” Under SFAS 123(R), benefits of tax deductions in excess of recognized compensation expense are now reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules. Prior to January 1, 2006, the company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) to account for its stock-based compensation plans. Under APB 25, no compensation expense was recognized for non-qualified stock option awards as long as the exercise price of the awards on the date of grant was equal to the then current market price of the company’s stock. However, the company did recognize compensation expense in connection with the issuance of restricted stock.
On certain occasions, the company has granted stock options for a fixed number of shares with an exercise price below that of the underlying stock on the date of the grant and recognizes compensation expense accordingly. This compensation expense has not been material. See Note 13 for additional information on stock-based compensation.
Income Taxes: The company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” Deferred taxes are recognized for the future effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. The company recognizes deferred taxes for temporary differences, operating loss carryforwards and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Federal and state income taxes are provided on the portion of foreign income that is expected to be remitted to the U.S. and be taxable.
The company adopted the provisions of FIN 48 on December 31, 2006 and had no adjustments to the retained earnings balance as a result of the implementation. Further information regarding the company’s adoption of FIN 48, including a detailed reconciliation of current year activity is provided in Note 14.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Other Information, continued
Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. SFAS 157 must be applied prospectively beginning January 1, 2008. The impact of the adoption of SFAS 157 is more fully described in Note 8 of the Notes to Consolidated Financial Statements included in this report.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is expected to expand the use of fair value measurement, but does not eliminate disclosure requirements included in other accounting standards, including those in SFAS 157. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the company’s Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the Consolidated Statements of Income. SFAS 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R) and includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The company is evaluating the impact of adopting SFAS 160 on its Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs generally will be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination generally will be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The company is evaluating the impact of adopting SFAS 141(R) on its Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Other Information, continued
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard requires enhanced disclosure about a company’s derivatives and hedging to help investors understand their impact on a company’s financial position, financial performance and cash flows. SFAS 161 is effective for periods beginning after November 15, 2008, with early application encouraged. The company is evaluating the impact of adopting SFAS 161 on its Consolidated Financial Statements.
2. Acquisition of Business
In June 2006, the company announced that it had signed a definitive agreement to acquire the assets of Song Long Electronics Co., Ltd. (“Song Long”). On July 31, 2007, the company acquired the assets of Song Long for approximately $5.5 million and acquisition costs of approximately $0.5 million, of which approximately $0.8 million was paid in 2006. From July 31, 2007 and thereafter, the results of operations of Song Long are included in the company’s Consolidated Statements of Income. The company funded the acquisition with cash and has continued to operate Song Long’s electronics business subsequent to the acquisition. The Song Long acquisition strengthens the company’s position in the circuit protection industry, moving operations closer to customers in the Asia-Pacific region.
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

Song Long purchase price allocation (in thousands):
Inventory	$1,186
Property, plant and equipment	1,290
Goodwill	5,311
Current liabilities	(1,500)

$6,287

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisition of Business, continued
On February 29, 2008, the company acquired Shock Block Corporation (“Shock Block”), a leading manufacturer in ground fault technology located in Dallas, Texas, for $9.2 million less a holdback of $0.9 million subject to the fulfillment of certain contractual obligations by the seller. From February 29, 2008 and thereafter, the results of operations of Shock Block are included in the company’s Consolidated Statements of Income. The company primarily acquired customer lists and intellectual property rights, including trademarks and tradenames. The customer lists were assigned a useful life of seven years. The company funded the acquisition with cash and has continued to operate Shock Block’s electrical business subsequent to the acquisition. The Shock Block acquisition expands the company’s portfolio of protection products for commercial and industrial applications and strengthens the company’s position in the circuit protection industry.
The acquisition was accounted for using the purchase method of accounting and the operations of Shock Block are included in the company’s consolidated results from the date of the acquisition. The following table sets forth the preliminary purchase price allocations for Shock Block’s assets in accordance with the purchase method of accounting with adjustments to record the acquired assets at their estimated fair market or net realizable values.

Shock Block purchase price allocation (in thousands):
Goodwill	$7,595
Customer lists	2,442
Other assets, net	91
Deferred tax liability	(928)

$9,200

All Shock Block goodwill and other assets are recorded in the Electrical business unit segment and reflected in the Americas geographical area. Pro forma financial information is not presented due to amounts not being materially different than actual results. Goodwill for the above acquisition is not expected to be deductible for tax purposes.
On September 17, 2008, the company announced that it had signed a definitive agreement to acquire the stock of Startco Engineering Ltd. (“Startco”), a leading manufacturer in ground-fault protection products and custom-power distribution centers located in Saskatchewan, Canada. On September 30, 2008, the company completed the purchase of Startco for approximately $38.9 million. From September 30, 2008 and thereafter, the results of operations of Startco are included in the company’s Consolidated Statements of Income. The company funded the acquisition with proceeds from a Loan Agreement discussed in Note 7.
The Startco acquisition strengthens the company’s position in the industrial ground-fault protection business and provides industrial power distribution design and manufacturing capabilities that strengthen the company’s position within the growing mining industry. The acquisition was accounted for using the purchase method of accounting and the operations of Startco are included in the company’s consolidated results from the date of the acquisition.
The following table sets forth the preliminary purchase price allocations for Startco’s assets in accordance with the purchase method of accounting with adjustments to record the acquired assets at their estimated fair market or net realizable values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisition of Business, continued

Startco purchase price allocation (in thousands):
Cash	$701
Accounts receivable, net	3,488
Inventories	2,950
Property, plant and equipment	5,000
Goodwill	32,325
Other Assets	32
Current liabilities	(5,610)

$38,886

All Startco goodwill and other assets are recorded in the Electrical business unit segment and reflected in the Americas geographical area based on preliminary estimates of fair values during the fourth quarter of 2008. These estimates are subject to revision after the company completes its fair value analysis, which may result in an allocation to identifiable intangible assets. Pro forma financial information is not presented due to amounts not being materially different than actual results. Goodwill for the above acquisition is not expected to be deductible for tax purposes.
Pro forma financial information is not presented in the aggregate for the aforementioned acquisitions due to amounts not being materially different than actual results.
3. Inventories
The components of inventories at December 27, 2008 and December 29, 2007 are as follows (in thousands):

	2008	2007
Raw materials	$22,642	$19,758
Work in process	11,524	11,292
Finished goods	32,513	27,795

Total	$66,679	$58,845

4. Goodwill and Other Intangible Assets
The amounts for goodwill and changes in the carrying value by operating segment are as follows at December 27, 2008 and December 29, 2007 (in thousands):

	2008	Additions*	Adjust.**	2007	Additions	Adjust.***	2006

Electronics	$35,671	$66	$(707)	$36,312	$5,293	$(223)	$31,242
Automotive	24,393	—	(771)	25,164	—	1,012	24,152
Electrical	46,897	40,079	(5,168)	11,986	—	(120)	12,106

Total	$106,961	$40,145	$(6,646)	$73,462	$5,293	$669	$67,500

*	Electrical additions include $32.3 million related to the Startco acquisition and $7.6 million related to the Shock Block acquisition.

**	Adjustments reflect the impact of changes in exchange rates.

***	Adjustments reflect the impact of changes in exchange rates as well as the partial reversal of an unrecognized tax benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Goodwill and Other Intangible Assets, continued
The company recorded amortization expense of $3.9 million, $3.3 million, and $3.1 million in 2008, 2007, and 2006, respectively. The details of other intangible assets and related future amortization expense of existing intangible assets at December 27, 2008 and December 29, 2007 are as follows:

	As of December 27, 2008			As of December 29, 2007
	Weighted	Gross		Weighted	Gross
	Average	Carrying	Accumulated	Average	Carrying	Accumulated
(in thousands)	Useful Life	Value*	Amortization	Useful Life	Value	Amortization

Patents, licenses and software	11.9	$34,121	$26,044	11.7	$34,156	$24,925
Distribution network	15.3	28,622	17,045	15.3	28,975	15,152
Customer lists, trademarks and tradenames	14.9	8,142	5,188	18.2	5,832	4,640

Total		$70,885	$48,277		$68,963	$44,717

*	Increase to gross carrying value for customer lists, trademarks and tradenames reflects a $2.4 million addition related to the Shock Block acquisition. Decreases to gross carrying values for distribution network and patents, licenses and software are primarily due to the impact of changes in exchange rates.
Estimated amortization expense related to intangible assets with definite lives at December 27, 2008 is as follows (in thousands):

2009	$3,687
2010	3,524
2011	3,467
2012	2,733
2013	2,291
2014 and thereafter	6,906

$22,608

5. Investments
Included in investments are shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company, and an immaterial investment (approximately $0.5 million at December 27, 2008 and at December 29, 2007) in Sumi Motherson, an Indian company, that were acquired as part of the Littelfuse GmbH (formerly known as Heinrich Industries, AG) acquisition. The company’s Polytronics shares held at the end of fiscal 2008 and 2007 represent approximately 8.0% and 8.2%, respectively of total Polytronics shares outstanding. The fair value of the Polytronics investment was €2.1 million (approximately $2.9 million) at December 27, 2008 and €4.5 million (approximately $6.0 million) at December 29, 2007. Included in 2007 other comprehensive income (loss) was an unrealized gain of $1.1 million, net of tax of $0.4 million, due to the increase in fair market value. The remaining movement year over year was due to the impact of changes in exchange rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Investments, continued
The investment in Polytronics stock has traded significantly below its acquisition cost of €4.1 million (approximately $4.3 million) since June 2008 and has not traded above that amount during the past six months. Given the current global economic conditions and severity of the decline in market value of the stock, management concluded as of December 27, 2008 that it is more likely than not the loss is “other than temporary.” Accordingly, SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” requires the cost basis of the security be adjusted down to the fair value as of the measurement date with a resulting charge to earnings as a realized loss. Consequently, the company recorded a realized loss on investment of €2.0 million (approximately $2.8 million) to other (income) expense, net for the fiscal year ended December 27, 2008.
6. Discontinued Operations
In December 2005, the company announced its plan to sell the Efen business, which consisted of production and sales facilities in Uebigau and Eltville, Germany and Kaposvar, Hungary. The company obtained Efen as part of its acquisition of Littelfuse GmbH (formerly known as Heinrich Industries, AG) in May 2004. Results of operations for Efen have been reclassified and presented as discontinued operations for 2006.
In February 2006, the company sold the Efen product line for €9.5 million (approximately $11.6 million). In connection with the sale, an after tax gain of $0.1 million was recognized. The results of Efen were no longer recorded in the Consolidated Statements of Income after the first quarter of 2006.
Efen’s operating results are summarized as follows for the periods ending December 30, 2006 (in thousands):

Net sales	$3,789
Income before taxes	773
Income taxes	324
Net income	449	*

*	Additionally, for the period ended December 30, 2006, discontinued operations in the Consolidated Statements of Income includes a gain on the sale of assets of $139 (net of tax of $85).
7. Debt
The carrying amounts of long-term debt at December 27, 2008 and December 29, 2007 are as follows:

In thousands	2008	2007
Term loan	$80,000	$—
Revolving credit facility	—	11,517
Other obligations	—	1,792

	80,000	13,309
Less: Current maturities	8,000	12,086

Total	$72,000	$1,223

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Debt, continued
Term Loan
On September 29, 2008, the company entered into a Loan Agreement with various lenders that provides the company with a five-year term loan facility of up to $80.0 million for the purposes of (i) refinancing certain existing indebtedness; (ii) funding working capital needs; and (iii) funding capital expenditures and other lawful corporate purposes, including permitted acquisitions. The Loan Agreement also contains an expansion feature, pursuant to which the company may from time to time request incremental loans in an aggregate principal amount not to exceed $40.0 million. The company had $80 million outstanding on the term loan at December 27, 2008.
At the company’s option, any loan under the Loan Agreement bears interest at a rate equal to the applicable rate, as determined in accordance with the pricing grid set forth in the Loan Agreement, plus one of the following indexes: (i) LIBOR or (ii) the Base Rate (defined as the higher of (a) the prime rate publicly announced from time to time by the Agent under the Loan Agreement and (b) the federal funds rate plus 0.50%). Overdue amounts bear a fee of 2.0% per annum above the applicable rate. The actual interest rate paid on the term loan was approximately 3.2% at December 27, 2008.
The Loan Agreement requires the company to meet certain financial tests, including a consolidated leverage ratio and a consolidated interest coverage ratio. The Loan Agreement also contains additional affirmative and negative covenants which, among other things, impose certain limitations on the company’s ability to merge with other companies, create liens on its property, incur additional indebtedness, enter into transactions with affiliates except on an arm’s length basis, dispose of property, or issue dividends or make distributions. At December 27, 2008, and for the year then ended, the company was in compliance with these covenants. The new Loan Agreement does not impact the existing debt covenants in the revolving credit facility described below.
Revolving Credit Facility
The company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the company and agreement with the lenders, which expires on July 21, 2011. At December 27, 2008, the company had available $75.0 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 0.50% (0.97% as of December 27, 2008). The company also had $2.8 million and $2.5 million available in letters of credit at December 27, 2008 and December 29, 2007, respectively. No amounts were outstanding under these letters of credit at December 27, 2008 and December 29, 2007.
The domestic bank credit agreement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At December 27, 2008, and for the year then ended, the company was in compliance with these covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Debt, continued
Other Obligations
The company has an unsecured bank line of credit in Japan that provides a 700 million yen (an equivalent of $7.8 million) revolving credit facility at an interest rate of TIBOR plus 0.625% (1.51% as of December 27, 2008). The revolving line of credit becomes due on July 21, 2011. The company had no outstanding borrowings on the yen facility at December 27, 2008 and December 29, 2007.
The company had an unsecured bank line of credit in Taiwan that provided a 35.0 million Taiwanese dollar revolving credit facility at an interest rate of two-years time deposit plus 0.145%. The revolving line of credit was due on August 18, 2009. The company also had a foreign fixed rate mortgage loan outstanding totaling approximately 32.0 million Taiwanese dollars with maturity dates through August 2013. The company chose to repay the outstanding balances on both debt instruments in June 2008, resulting in uses of cash totaling the equivalent of $1.7 million. As a result, the line of credit was closed on June 28, 2008. The company had the equivalent of $0.6 million outstanding on the Taiwanese dollar facility and the equivalent of $1.2 million outstanding on the foreign fixed rate mortgage loan outstanding at December 29, 2007.
Interest paid on debt was approximately $3.4 million in 2008, $1.4 million in 2007, and $1.6 million in 2006. Aggregate maturities of obligations at December 27, 2008, are as follows (in thousands):

2009	$8,000
2010	8,000
2011	8,000
2012	8,000
2013	48,000
2014 and thereafter	—

$80,000

8. Financial Instruments, Derivatives and Fair Value Measures
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a standard definition of fair value as it applies to assets and liabilities, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but it does not require any new fair value measurements. SFAS 157 clarifies the application of other accounting pronouncements that require or permit fair value measurements and sets out a fair value hierarchy that distinguishes between assumptions based on market data obtained from independent sources (observable inputs) and those based on an entity’s own assumptions (unobservable inputs). Under SFAS 157, fair value measurements are disclosed by level within that hierarchy, with the highest priority assigned to quoted prices in active markets for identical assets or liabilities (Level 1), the next priority using observable prices that are based on inputs not quoted on active markets, but corroborated by market data (Level 2) and the lowest priority assigned to unobservable inputs (Level 3). SFAS 157 must be applied prospectively beginning January 1, 2008.
Derivative Transactions
The company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. The company does not hold derivatives for trading or speculative purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Financial Instruments, Derivatives and Fair Value Measures, continued
Securities Available for Sale
Included in the company’s investments are shares of Polytronics, a Taiwanese company whose shares are traded on the Taiwan Stock Exchange, and which is designated as a Level 1 financial instrument under SFAS 157. The fair value of this investment was $2.9 million at December 27, 2008 and $6.5 million at December 29, 2007, based on the quoted market price at the close of business corresponding to each date. Unrealized gains (losses), net of taxes related to this investment are included in other comprehensive income. The remaining movement in the fair value of this investment is due to the impact of changes in exchange rates, which is included as a component of the currency translation adjustments in other comprehensive income. As of December 27, 2008, management evaluated the decline in market value and concluded that it is more likely than not that the loss is other than temporary. As a result, the company recorded a realized loss on investment of approximately $2.8 million to other (income) expense, net for the fiscal year ended December 27, 2008. Further information regarding this investment is provided in Note 5.
Commodity Risk Management
In June 2008, the company entered into an immaterial one-year swap agreement to manage its exposure to fluctuations in the cost of zinc, which is used extensively in the manufacturing process of certain products. The swap agreement is recognized in the Consolidated Balance Sheet at fair value and is designated as a Level 2 financial instrument under SFAS 157. Fair value is determined based on quoted futures prices for the underlying commodity. Furthermore, the swap agreement is designated as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), with changes in the fair value included in other comprehensive income to the extent the hedge is effective. The ineffective portion of changes in the fair value is recognized immediately in the Consolidated Statements of Income. Amounts included in other comprehensive income are reclassified into cost of sales in the period in which the hedged transaction is recognized in earnings. As of December 27, 2008, the fair value of the swap agreement was a $0.7 million liability that was included in accrued expenses on the Consolidated Balance Sheet.
Interest Rate Swap Transaction
On October 29, 2008, the company entered into a one-year interest rate swap transaction with JPMorgan Chase Bank, N.A. to manage its exposure to fluctuations in the adjustable interest rate of the Loan Agreement. The swap agreement, designated as a Level 2 financial instrument under SFAS 157, is for a notional amount of $65.0 million and requires the company to pay a fixed annual rate of 2.85% and JPMorgan Chase Bank, N.A. to pay a floating rate tied to the one-month U.S. dollar LIBOR. Upon inception of the transaction, the company did not elect hedge accounting treatment as the interest rate swap term was short-term in nature and was not deemed a material transaction. As of December 27, 2008, the fair value of the swap agreement was a $1.1 million liability that was included in accrued expenses on the Consolidated Balance Sheet. Changes in the fair value are included as a component of interest expense in the Consolidated Statements of Income for the year ending December 27, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Restructuring
During 2005, the company announced a downsizing of its Ireland operation and outsourcing of more of its varistor manufacturing to lower cost Asian subcontractors. A liability of $4.9 million was recorded related to redundancy costs for the manufacturing operation associated with this downsizing. This restructuring impacted approximately 35 associates in various production and support related roles. These costs were paid in 2005 and 2006. In the second quarter of 2006, an additional $17.1 million, consisting of $20.0 million of accrued severance less a statutory rebate of $2.9 million recorded as a current asset, was recorded as part of cost of sales related to the closure of the entire facility. This restructuring is part of the company’s strategy to expand operations in Asia-Pacific in order to be closer to current and potential customers and take advantage of lower manufacturing costs. This additional restructuring impacted approximately 131 employees. Restructuring charges are based upon each associate’s current salary and length of service with the company. These costs will be paid through 2009. The additions in 2007 and 2008 primarily relate to retention costs that were incurred during the transition period. In both instances, all charges related to the downsizing/closure of the Ireland facility were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. A summary of activity of this liability is as follows:

Ireland restructuring (in thousands)

Balance at December 30, 2006	$22,608
Additions	977
Payments	(3,801)
Exchange rate impact	1,977

Balance at December 29, 2007	21,761
Additions	200
Payments	(20,657)
Exchange rate impact	347

Balance at December 27, 2008	$1,651

During 2006, the company recorded a $5.0 million charge related to the downsizing of the Littelfuse GmbH (formerly known as Heinrich Industries, AG) operations. Manufacturing related charges of $2.3 million were recorded as part of cost of sales and non-manufacturing related charges of $2.7 million were recorded as part of selling, general and administrative expenses. These charges were primarily for redundancy costs to be paid through 2008. The additions in 2007 and 2008 primarily relate to retention costs that were incurred during the transition period. All charges related to this downsizing were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. This restructuring impacted approximately 52 associates in various technical, production, administrative and support employees. A summary of activity of this liability is as follows:

Littelfuse GmbH restructuring (in thousands)

Balance at December 30, 2006	$4,363
Additions	850
Payments	(4,733)

Balance at December 29, 2007	480
Additions	99
Payments	(498)

Balance at December 27, 2008	$81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Restructuring, continued
During December 2006, the company announced the closure of its Irving, Texas facility and the transfer of its semiconductor wafer manufacturing from Irving, Texas to Wuxi, China in a phased transition from 2007 to 2010. A liability of $1.9 million was recorded related to redundancy costs for the manufacturing operation associated with this downsizing. This charge was recorded as part of cost of sales and included in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred through 2010 is $6.5 million. The additions in 2007 and 2008 primarily relate to retention costs that were incurred during the transition period. The amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining closure period. This restructuring impacted approximately 180 associates in various production and support related roles and will be paid over the period 2007 to 2010. A summary of activity of this liability is as follows:

Irving restructuring (in thousands)

Balance at December 30, 2006	$1,890
Additions	1,446
Payments	(362)

Balance at December 29, 2007	2,974
Additions	2,176
Payments	(600)

Balance at December 27, 2008	$4,550

During March 2007, the company announced the closure of its Des Plaines and Elk Grove, Illinois facilities and the transfer of its manufacturing from Des Plaines, Illinois to the Philippines and Mexico in a phased transition from 2007 to 2009. A liability of $3.5 million was recorded related to redundancy costs for the manufacturing and distribution operations associated with this downsizing. Manufacturing related charges of $3.0 million were recorded as part of cost of sales and non-manufacturing related charges of $0.5 million were recorded as part of selling, general and administrative expenses. All charges related to this downsizing were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred through 2009 is $7.1 million. The additions in 2007 and 2008 primarily relate to retention costs that were incurred during the transition period. The amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining closure period. This restructuring impacts approximately 307 associates in various production and support related roles and the costs relating to the restructuring will be paid over the period 2007 to 2009. A summary of activity of this liability is as follows:

Des Plaines restructuring (in thousands)

Balance at December 30, 2006	$102
Additions	4,963
Payments	(355)

Balance at December 29, 2007	4,710
Additions	3,435
Payments	(3,087)

Balance at December 27, 2008	$5,058

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Restructuring, continued
In March 2008, the company announced the closure of its Matamoros, Mexico facility and the transfer of its semiconductor assembly and test operation from Matamoros, Mexico to its Wuxi, China facility and various subcontractors in the Asia-Pacific region in a phased transition over two years. A total liability of $4.4 million was recorded related to redundancy costs for the manufacturing operations associated with this downsizing, of which $0.4 million related to associates located at the company’s Irving, Texas facility and which are reflected in corresponding restructuring liability above. This charge was recorded as part of cost of sales and included in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred through 2009 is $6.3 million. Amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining transition period. This restructuring impacts approximately 950 associates in various production and support related roles and will be paid through 2009. A summary of activity of this liability is as follows:

Matamoros restructuring (in thousands)

Balance at December 29, 2007	$—
Additions	4,520
Payments	(650)
Exchange rate impact	(759)

Balance at December 27, 2008	$3,111

In September 2008, the company announced the closure of its Swindon, U.K. facility, resulting in restructuring charges of $0.8 million, consisting of $0.3 million that was recorded as part of cost of sales and $0.5 million that was recorded as part of research and development expenses. These charges, which impact 10 associates, were primarily for redundancy costs and will be paid through 2009. Restructuring charges are based upon each associate’s current salary and length of service with the company. All charges related to the closure of the Swindon facility were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred through 2009 is $1.1 million. Amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining transition period. A summary of activity of this liability is as follows:

Swindon, U.K. restructuring (in thousands)

Balance at December 29, 2007	$—
Additions	992
Payments	(158)

Balance at December 27, 2008	$834

In December 2008, the company announced a reduction in workforce at its Des Plaines, Illinois corporate headquarters in a phased transition from 2008 to 2009. A liability of $0.9 million was recorded associated with this downsizing. Manufacturing related charges of $0.3 million were recorded as part of cost of sales and non-manufacturing related charges of $0.6 million were recorded as part of selling, general and administrative expenses. All charges related to this downsizing were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred through 2009 is $1.4 million. The amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining closure period. This restructuring impacts approximately 40 associates in various production and support related roles and the costs relating to the restructuring will be paid in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Coal Mine Liability
Included in other long-term liabilities is an accrual related to a former coal mining operation at Littelfuse GmbH (formerly known as Heinrich Industries, AG) for the amounts of €3.7 million ($5.2 million) and €4.0 million ($5.9 million) in 2008 and 2007, respectively. The accrual, which is not discounted, is based on an engineering study estimating the cost of remediating the dangers (such as a shaft collapse) of abandoned coal mine shafts in Germany.
11. Asset Impairments
During 2008, the company recorded a charge of approximately $3.2 million within cost of sales related to asset impairments incurred primarily in China. The charge was associated mainly with the discontinuation of equipment used to manufacture gas discharge tubes as the company has determined to utilize a third party manufacturer for its production beginning in 2009. During 2007, the company recorded a charge of approximately $0.8 million within cost of sales related to asset impairments incurred primarily in China and Germany. During 2006, the company recorded a charge of approximately $4.4 million for the write-down of Littelfuse GmbH (formerly known as Heinrich Industries, AG) real estate and fixed assets. $2.7 million of this write-down was recorded to reduce the carrying value of property located in Witten, Germany, consisting primarily of land and buildings used for manufacturing and administrative offices, as a result of entering into agreements to sell the property. The sale was completed in the fourth quarter of 2006. The remaining $1.7 million charge related to a reduction in the carrying value of certain long-term assets located at the same facility to record them at fair value in anticipation of their future sale. $0.8 million of the total charge was recorded within cost of sales and $3.6 million within selling, general and administrative expenses.
12. Benefit Plans
The company has a company-sponsored defined benefit pension plan covering substantially all of its North American employees. The amount of the retirement benefit is based on years of service and final average pay. The plan also provides post-retirement medical benefits to retirees and their spouses if the retiree has reached age 62 and has provided at least ten years of service prior to retirement. Such benefits generally cease once the retiree attains age 65. The company also has company-sponsored defined benefit pension plans covering employees in the U.K., Ireland, Germany, Japan, Taiwan and the Netherlands. The amount of the retirement benefits provided under the plans is based on years of service and final average pay. Liabilities resulting from the plan that covers employees in the Netherlands are settled annually through the purchase of insurance contracts. Separate from the foreign pension data presented below, net periodic expense for the plan covering the Netherlands employees was $0.2 million, $0.1 million, and $0.1 million in 2008, 2007, and 2006, respectively.
The company’s contributions are made in amounts sufficient to satisfy legal requirements. The minimum funding requirement, in accordance with the Employee Retirement Income Securities Act of 1974 (“ERISA”) Current Liability amount, is $1.9 million for 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Benefit Plans, continued
Total pension expense was $9.8 million, $6.7 million, and $3.7 million in 2008, 2007, and 2006, respectively. The increase in pension expense in 2008 was primarily due to the settlement of the Ireland plan and the resulting settlement loss. The increase in pension expense in 2007 was largely due to the wind down of the U.K. plan and the resulting settlement loss. Benefit plan related information is as follows:

	2008			2007
(in thousands)	U.S.	Foreign	Total	U.S.	Foreign	Total

Change in benefit obligation:
Benefit obligation at beginning of year	$67,867	$48,955	$116,822	$68,530	$51,249	$119,779
Service cost	3,241	848	4,089	3,329	1,170	4,499
Interest cost	4,294	2,150	6,444	4,069	2,371	6,440
Plan participant contributions	—	126	126	—	288	288
Curtailment loss (gain)	—	—	—	—	(657)	(657)
Settlement loss (gain)	—	(37,233)	(37,233)	—	—	—
Net actuarial gain	(2,644)	(517)	(3,161)	(4,599)	(4,235)	(8,834)
Benefits paid from the trust	(3,523)	(979)	(4,502)	(3,462)	(5,337)	(8,799)
Benefits paid directly by company	—	(922)	(922)	—	(864)	(864)
Other	—	852	852	—	—	—
Effect of exchange rate movements	—	(911)	(911)	—	4,970	4,970

Benefit obligation at end of year	$69,235	$12,369	$81,604	$67,867	$48,955	$116,822

Change in plan assets at fair value:
Fair value of plan assets at beginning of year	$61,324	$40,077	$101,401	$56,563	$35,498	$92,061
Actual return on plan assets	(19,420)	133	(19,287)	3,223	78	3,301
Employer contributions	—	178	178	5,000	5,795	10,795
Plan participant contributions	—	126	126	—	288	288
Benefits paid	(3,523)	(979)	(4,502)	(3,462)	(5,337)	(8,799)
Settlement loss (gain)	—	(37,233)	(37,233)	—	—	—
Effect of exchange rate movements	—	(285)	(285)	—	3,755	3,755
Other	(66)	—	(66)	—	—	—

Fair value of plan assets at end of year	38,315	2,017	40,332	61,324	40,077	101,401

Net amount recognized/unfunded status	$(30,920)	$(10,352)	$(41,272)	$(6,543)	$(8,878)	$(15,421)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$—	$365	$365	$—	$2,950	$2,950
Accrued benefit liability	(30,920)	(10,717)	(41,637)	(6,543)	(11,828)	(18,371)

Net liability recognized	$(30,920)	$(10,352)	$(41,272)	$(6,543)	$(8,878)	$(15,421)

Accumulated other comprehensive loss	$23,680	$(1,693)	$21,987	$1,795	$4,363	$6,158

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Benefit Plans, continued
Amounts recognized in accumulated other comprehensive loss, pre-tax consist of:

	2008			2007
(in thousands)	U.S.	Foreign	Total	U.S.	Foreign	Total

Net actuarial loss	$23,604	$(1,597)	$22,007	$1,709	$5,438	$7,147
Prior service (cost) credit	76	(96)	(20)	86	(102)	(16)
Net transition obligation	—	—	—	—	(973)	(973)

Net amount recognized / occurring, pre-tax	$23,680	$(1,693)	$21,987	$1,795	$4,363	$6,158

The estimated net actuarial loss which will be amortized from accumulated other comprehensive loss into benefit cost in 2009 is $0.1 million.

	U.S.			Foreign
(in thousands)	2008	2007	2006	2008	2007	2006

Components of net periodic benefit cost:
Service cost	$3,241	$3,329	$3,192	$848	$1,170	$1,124
Interest cost	4,294	4,069	3,799	2,150	2,371	2,043
Expected return on plan assets	(5,053)	(4,697)	(4,228)	(1,353)	(1,513)	(2,117)
Amortization of prior service cost	10	10	10	(13)	(14)	(13)
Amortization of transition asset	—	—	—	(75)	(92)	(113)
Amortization of losses	—	14	57	63	522	308

Total cost of the plan for the year	2,492	2,725	2,830	1,620	2,444	1,232
Expected plan participants’contrib.	—	—	—	—	—	—

Net periodic benefit cost	2,492	2,725	2,830	1,620	2,444	1,232
Settlement loss (curtailment gain)	—	—	—	5,725	1,506	(322)

Total expense for the year	$2,492	$2,725	$2,830	$7,345	$3,950	$910

Weighted average assumptions used to determine net periodic benefit cost for the years 2008, 2007 and 2006 are as follows:

	U.S.			Foreign
	2008	2007	2006	2008	2007	2006

Discount rate	6.5%	6.0%	6.0%	5.2%	4.5%	4.2%
Expected return on plan assets	8.5%	8.5%	8.5%	4.2%	4.0%	6.7%
Compensation increase rate	4.5%	4.5%	4.5%	3.5%	3.5%	3.2%
Measurement dates	1/01/08	1/01/07	1/01/06	1/01/08	1/01/07	1/01/06

The accumulated benefit obligation for the U.S. defined benefits plans was $63.0 million and $57.8 million at December 27, 2008 and December 29, 2007, respectively. The accumulated benefit obligation for the foreign plan was $12.9 million and $44.5 million at December 27, 2008 and December 29, 2007, respectively. The significant change in domestic plan assets in 2008 is due to the general economic slowdown during the latter half of 2008. The significant change in foreign plan assets in 2008 is related to settlement of the company’s Ireland pension plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Benefit Plans, continued
Weighted average assumptions used to determine benefit obligations at year-end 2008, 2007 and 2006 are as follows:

	U.S.			Foreign
	2008	2007	2006	2008	2007	2006
Discount rate	6.4%	6.5%	6.0%	6.6%	5.2%	4.5%
Compensation increase rate	4.5%	4.5%	4.5%	4.0%	3.5%	3.5%
Measurement dates	12/31/08	12/31/07	12/31/06	12/31/08	12/31/07	12/31/06
Expected benefit payments to be paid to participants for the fiscal year ending are as follows (in thousands):

Year	U.S.	Foreign
2009	$3,795	$1,147
2010	4,348	2,246
2011	4,266	993
2012	4,150	1,735
2013	4,163	1,236
Defined Benefit Plan Assets
Based upon analysis of the target asset allocation and historical returns by type of investment, the company has assumed that the expected long-term rate of return will be 8.5% on domestic plan assets and 4.2% on foreign plan assets. Assets are invested to maximize long-term return taking into consideration timing of settlement of the retirement liabilities and liquidity needs for benefits payments. U.S. defined benefit pension assets were invested as follows and were not materially different from the target asset allocation:

	U.S. Asset Allocation		Foreign Asset Allocation
	2008	2007	2008	2007
Equity securities	68%	73%	33%	2%
Debt securities	32%	27%	32%	83%
Property	—	—	5%	0%
Cash	—	—	30%	15%

	100%	100%	100%	100%

Defined Contribution Plans
The company also maintains a 401(k) savings plan covering substantially all U.S. employees. The company matches 50% of the employee’s annual contributions for the first 4% of the employee’s gross wages. Employees vest in the company contributions after two years of service. Company matching contributions amounted to $0.6 million in each of the years 2008, 2007 and 2006, respectively. The company provides additional retirement benefits for certain key executives through its unfunded defined contribution Supplemental Executive Retirement Plan. The charge to expense for this plan amounted to $0.4 million, $0.3 million and $0.3 million in each of the years 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Shareholders’ Equity
Equity Plans: The company has stock option plans authorizing the granting of both incentive and nonqualified options and other stock rights of up to 5,925,000 shares of common stock to employees and directors. The stock options granted prior to 2002 vest over a five-year period and are exercisable over a ten-year period commencing from the date of vesting. The stock options granted in 2002 through February 2005 vest over a five-year period and are exercisable over a ten-year period commencing from the date of the grant. Stock options granted after February 2005 vest over a three, four or five-year period and are exercisable over either a seven or ten-year period commencing from the date of the grant.
The company also has performance share agreements under its equity-based compensation plans pursuant to which a target amount of performance share awards are granted based on the company attaining certain financial performance goals relating to return on net tangible assets (for performance shares granted prior to 2008) or return on net assets (for performance shares granted in 2008) and earnings before interest, taxes, depreciation and amortization over a three-year performance period. The performance-based restricted stock awards granted prior to 2008 vest in thirds over a three-year period (following the three-year performance period), and are paid annually as they vest, one half in the company’s common stock and one half in cash. The performance-based restricted stock awards granted in 2008 vest after a three-year performance period and are paid completely in the company’s common stock at the end of the performance period. The fair value of the performance-based restricted stock awards that are paid in common stock is measured at the market price on the grant date, and the fair value of the portion paid in cash is measured at the current market price of a share.
The following table provides a reconciliation of outstanding stock options for the fiscal year ended December 27, 2008.

			Wtd. Average	Aggregate
	Shares Under	Wtd. Average	Rem. Contract	Intrinsic
	Option	Price	Life (Years)	Value ($000s)

Outstanding Dec. 29, 2007	2,010,104	$31.19
Granted	290,640	33.20
Exercised	(55,711)	24.72
Forfeited	(153,835)	33.43

Outstanding Dec. 27, 2008	2,091,198	31.47	5.3	$117

Exercisable Dec. 27, 2008	1,207,584	29.48	4.9	117

The total intrinsic value of options exercised during 2008, 2007, and 2006 was $0.5 million, $2.9 million, and $2.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Shareholders’ Equity, continued
The following table provides a reconciliation of nonvested performance share awards (including only awards to be paid in the company’s common stock) for the twelve month period ending December 27, 2008.

		Weighted Average
		Grant-Date Fair
	Shares	Value
Nonvested December 29, 2007	49,167	$35.51
Granted	40,550	30.27
Vested	(6,334)	25.07
Forfeited	(18,000)	34.33

Nonvested December 27, 2008	65,383	33.60

The company recognizes compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the awards. At December 27, 2008, the unrecognized compensation cost for options and performance shares was $9.4 million before tax, and will be recognized over a weighted-average period of 2.3 years. The following table shows total stock-based compensation expense included in selling, general and administrative expenses in the Consolidated Statements of Income during 2008, 2007 and 2006 (in thousands).

	2008	2007	2006
Pre-tax stock-based compensation	$5,058	$4,957	$5,187
Income tax	(2,064)	(1,880)	(1,889)

Stock-based compensation expense, net	$2,994	$3,077	$3,298

The company uses the Black-Scholes option valuation model to determine the fair value of awards granted. The weighted average fair value of and related assumptions for options granted were as follows:

	2008	2007	2006
Weighted average fair value of options granted	$11.65	$14.05	$13.90
Assumptions:
Risk-free interest rate	3.31%	4.46%	4.89%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	34.8%	35.7%	39.0%
Expected life of options	4.7 years	4.7 years	4.8 years
Expected volatilities are based on both historical volatility of the company’s stock price and implied volatility of exchange-traded options on the company’s stock. The expected life of options is based on historical data for options granted by the company and the SEC simplified method. The risk-free rates are based on yields available at the time of grant on U.S. Treasury bonds with maturities consistent with the expected life assumption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Shareholders’ Equity, continued
Accumulated Other Comprehensive Income (Loss): The components of accumulated other comprehensive income (loss) at the end of fiscal year 2008 and 2007 were as follows (in thousands):

	December 27, 2008	December 29, 2007
Minimum pension liability adjustment*	$(15,488)	$(3,835)
Gain (loss) on investments**	—	105
Gain (loss) on derivative instruments***	(403)	—
Foreign currency translation adjustment	5,768	21,091

Total	$(10,123)	$17,361

*	net of tax of $6,499 and $2,323 for 2008 and 2007, respectively.

**	net of tax of ($65) for 2007.

***	net of tax of $247 for 2008.
Preferred Stock: The Board of Directors may authorize the issuance of preferred stock from time to time in one or more series with such designations, preferences, qualifications, limitations, restrictions, and optional or other special rights as the Board may fix by resolution.
14. Income Taxes
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.
The company adopted the provisions of FIN 48 on December 31, 2006 and had no adjustments to the retained earnings balance as a result of the implementation. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 27, 2008 and December 29, 2007 is as follows (in thousands):

Balance at December 31, 2006	$8,311
Additions for tax positions of prior years	121
Settlements	(706)
Reductions based on lapse of statute	(3,947)

Balance at December 29, 2007	3,779
Settlements	(179)
Reductions based on lapse of statute	(845)

Balance at December 27, 2008	$2,755

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Income Taxes, continued
The amount of unrecognized tax benefits at December 27, 2008 was approximately $2.8 million. Of this total, approximately $1.4 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The company reasonably expects an approximate $2.1 million decrease in unrecognized tax benefits in the next 12 months due to settlements or lapse of tax statutes of limitations. None of the positions included in unrecognized tax benefits are related to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The U.S. federal statute of limitations remains open for 2004 onward. Foreign and U.S. state statute of limitations generally range from three to six years. The company is currently under examination in several foreign jurisdictions.
The company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. As of December 27, 2008, the company had approximately $0.2 million of accrued interest and penalties. Of this total, approximately $0.1 million represents the amount of interest and penalties that, if recognized, would favorably affect the effective tax rate in future periods.
Domestic and foreign income (loss) from continuing operations before income taxes is as follows (in thousands):

	2008	2007	2006
Domestic	$(15,284)	$2,149	$2,655
Foreign	25,907	49,139	26,751

Income from continuing operations before income taxes	$10,623	$51,288	$29,406

Federal, state, and foreign income tax (benefit) expense consists of the following (in thousands):

	2008	2007	2006
Current:
Federal	$(215)	$(1,871)	$8,678
State	268	1,146	144
Foreign	6,501	13,027	5,689

Subtotal	6,554	12,302	14,511

Deferred:
Federal and State	(4,849)	2,033	(6,731)
Foreign	902	118	(1,610)

Subtotal	(3,947)	2,151	(8,341)

Provision for income taxes	$2,607	$14,453	$6,170

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Income Taxes, continued
A reconciliation between income taxes computed on income before income taxes at the federal statutory rate and the provision for income taxes is provided below (in thousands):

	2008	2007	2006

Tax expense at statutory rate of 35%	$3,718	$17,951	$10,292
State and local taxes, net of federal tax benefit	(322)	483	45
Foreign income tax rate differential	(1,168)	(962)	(1,374)
Foreign losses for which no tax benefit is available	1,068	32	203
Tax on unremitted earnings	(257)	(140)	(276)
Domestic net operating loss carryover	—	—	(1,780)
Contingent tax reserves	(140)	(2,783)	(230)
Other, net	(292)	(128)	(710)

Provision for income taxes	$2,607	$14,453	$6,170

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting bases and the tax bases of the company’s assets and liabilities. Significant components of the company’s deferred tax assets and liabilities at December 27, 2008 and December 29, 2007 are as follows (in thousands):

	2008	2007

DEFERRED TAX ASSETS:
Accrued expenses	$26,435	$14,698
Foreign tax credit carryforwards	6,962	—
R&D credit carryforwards	518	—
AMT credit carryforwards	1,318	1,502
Accrued restructuring	3,744	9,348
Domestic and foreign net operating loss carryforwards	3,659	6,627
Other	391	—

Gross deferred tax assets	43,027	32,175
Less: Valuation allowance	(708)	(708)

Total deferred tax assets	42,319	31,467

DEFERRED TAX LIABILITIES:
Tax depreciation and amortization in excess of book	15,391	13,920
Other	—	420

Total deferred tax liabilities	15,391	14,340

NET DEFERRED TAX ASSETS	$26,928	$17,127

The deferred tax asset valuation allowance is related to deferred tax assets from foreign net operating losses. The remaining domestic and foreign net operating losses either have no expiration date or are expected to be utilized prior to expiration. The foreign tax credit carryforwards begin to expire in 2015. The company paid income taxes of approximately $8.8 million, $16.7 million and $10.0 million in 2008, 2007 and 2006, respectively. U.S. income taxes were not provided for on a cumulative total of approximately $28 million of undistributed earnings for certain non-U.S. subsidiaries as of December 27, 2008, and accordingly, no deferred tax liability has been established relative to these earnings. The determination of the deferred tax liability associated with the distribution of these earnings is not practicable. The company has two subsidiaries in China and one subsidiary in the Philippines that are currently taxed at an income tax rate less than the statutory income tax rate imposed in the jurisdictions. The “tax holidays” for these subsidiaries are set to expire within the next four years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Business Unit Segment Information
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
The company reports its operations by the following business unit segments: Electronics; Automotive; and Electrical.
•	Electronics. Provides circuit protection components and expertise to leading global manufacturers of a wide range of electronic products including mobile phones, computers, LCD TVs, telecommunications equipment, medical devices, lighting products and white goods. The Electronics business segment has the broadest product offering in the industry including fuses and protectors, positive temperature coefficient (“PTC”) resettable fuses, varistors, polymer electrostatic discharge (“ESD”) suppressors, discreet transient voltage suppression (“TVS”) diodes, TVS diode arrays and protection thyristors, gas discharge tubes, power switching components and fuseholders, blocks and related accessories.

•	Automotive. Provides circuit protection products to the worldwide automotive original equipment manufacturers (“OEM”) and parts distributors of passenger automobiles, trucks, buses and off-road equipment. The company also sells its fuses in the automotive replacement parts market. Products include blade fuses, high current fuses, battery cable protectors and varistors.

•	Electrical. Provides circuit protection products and hazard assessments for industrial and commercial customers. Products include power fuses and other circuit protection devices that are used in commercial and industrial buildings and large equipment such as HVAC systems, elevators and machine tools.
Each of the operating segments is directly responsible for sales, marketing and research and development. Manufacturing, purchasing, logistics, customer service, finance, information technology and human resources are shared functions that are allocated back to the three operating segments. The CEO allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes, but does not evaluate the operating segments using discrete asset information.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Business Unit Segment Information, continued
In accordance with SFAS 131, the company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	2008	2007	2006
Net sales
Electronics	$342,489	$348,957	$365,418
Automotive	126,867	135,109	123,620
Electrical	61,513	52,078	45,821

Total net sales	$530,869	$536,144	$534,859

Operating income (loss)
Electronics	$1,745	$19,814	$37,819
Automotive	2,216	18,900	13,700
Electrical	15,471	11,989	9,936
Other*	(10,937)	606	(32,597)

Total operating income	8,495	51,309	28,858

Interest expense	3,440	1,557	1,626
Other expense (income), net	(5,568)	(1,536)	(2,174)

Income from continuing operations before income taxes	10,623	51,288	29,406

*	Included in “Other” Operating income (loss) for 2008 are special items such as restructuring charges related to the closure of the company’s Matamoros, Mexico facility ($4.4 million — see Note 9) and Ireland pension settlement charge ($5.7 million — see Note 12). Included in “Other” Operating income (loss) for 2007 is the gain on sale of property in Ireland ($8.0 million), partially offset by restructuring charges related to the closure of the company’s Des Plaines, Illinois facility ($3.5 million — see Note 9) and related write-down of manufacturing assets ($1.9 million). Included in “Other” Operating income (loss) for 2006 are restructuring charges related to the closure of the company’s Ireland facility ($17.1 million — see Note 9), Irving, Texas facility ($1.9 million — see Note 9), and the downsizing of the Littelfuse GmbH (formerly known as Heinrich Industries, AG) operations ($4.3 million — see Note 9) and related write-down of manufacturing assets ($4.4 million).
The company’s revenues and identifiable assets (total assets less intangible assets and investments) by geographical area for the fiscal years ended 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006
Net sales
Americas	$201,771	$204,305	$215,892
Europe	118,559	118,265	111,652
Asia-Pacific	210,539	213,574	207,315

Total net sales	$530,869	$536,144	$534,859

Identifiable assets
Americas	$183,221	$165,074	$227,322
Europe	79,312	136,881	159,639
Asia-Pacific	170,471	164,730	148,526

Combined total	433,004	466,685	535,487
Eliminations	(27,081)	(79,572)	(169,900)

Consolidated total	$405,923	$387,113	$365,587

For the year ended December 27, 2008, approximately 62.0% of the company’s net sales were to customers outside the United States (exports and foreign operations) including 19.4% in Hong Kong. Sales to Arrow Pemco Group were less than 10% for 2008 and 2007, respectively, but 10.6% for 2006. No other single customer accounted for more than 10% of net sales during the last three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Lease Commitments
The company leases certain office and warehouse space as well as certain machinery and equipment under non-cancelable operating leases. Rental expense under these leases was approximately $6.0 million in 2008, $4.4 million in 2007, and $5.3 million in 2006.
Rent expense is recognized on a straight-line basis over the term of the leases. The difference between straight-line basis rent and the amount paid has been recorded as accrued lease obligations. The company also has leases that have lease renewal provisions. As of December 27, 2008, all operating leases outstanding were with third parties. The company did not have any capital leases as of December 27, 2008.
In February 2008, the company entered into an agreement to lease office space for its U.S. headquarters, which will be located in Chicago, Illinois. The lease, with a stated commencement date of January 1, 2009, expires December 31, 2024 and contains two five-year renewal options. In addition, the lease contains leasehold improvement incentives and rent abatement for the first year of the lease. The company expects to recognize rental expense for this lease on a straight-line basis over the term of the lease, including base rent and all considerations received. Annual rental expense under this lease will be approximately $1.4 million.
Future minimum payments for all non-cancelable operating leases with initial terms of one year or more at December 27, 2008, are as follows (in thousands):

2009	$6,498
2010	4,427
2011	3,431
2012	2,338
2013	1,922
2014 and thereafter	19,922

$38,538

17. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	2008	2007	2006
Numerator:
Income from continuing operations	$8,016	$36,835	$23,236
Denominator:
Denominator for basic earnings per share —
Weighted-average shares	21,722	22,231	22,305
Effect of dilutive securities:
Common stock equivalents	104	163	129
Denominator for diluted earnings per share —
Adjusted for weighted-average shares & assumed conversions	21,826	22,394	22,434
Basic earnings per share	$0.37	$1.66	$1.04
Diluted earnings per share	$0.37	$1.64	$1.03
The following potential shares of common stock attributable to stock options were excluded from the earnings per share calculation because their effect would be anti-dilutive: 1,322,540 in 2008; 906,215 in 2007; and 1,121,293 in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Selected Quarterly Financial Data (Unaudited)
The quarterly periods listed in the table below for 2008 are for the 13-weeks ending December 27, 2008, September 27, 2008, June 28, 2008 and March 29, 2008, respectively. The quarterly periods for 2007 are for the 13-weeks ending December 29, 2007, September 29, 2007, June 30, 2007 and March 31, 2007, respectively.
(In thousands, except per share data)

	2008				2007
	4Qa	3Qb	2Q	1Qc	4Q	3Qd	2Q	1Qe

Net sales	$105,887	$141,448	$149,826	$133,708	$134,966	$140,215	$129,149	$131,814
Gross profit	21,826	35,900	47,462	38,481	42,656	46,289	41,271	41,321
Operating income (loss)	(13,108)	2,011	13,304	6,288	9,979	20,227	11,612	9,491
Net income (loss)	(9,225)	3,988	9,141	4,112	7,938	14,294	8,382	6,221
Net income (loss) per share:
Basic	(0.42)	0.18	0.42	0.19	0.36	0.64	0.38	0.28
Diluted	(0.42)	0.18	0.42	0.19	0.36	0.64	0.38	0.28

a —	In the fourth quarter of 2008, the company recorded a $3.2 million charge related to the write-down of manufacturing assets and a $2.8 million charge from marking down the company’s investment in Polytronics to its lower market value.

b —	In the third quarter of 2008, the company recorded a $5.7 million non-cash charge related to settlement of the Ireland pension plan.

c —	In the first quarter of 2008, the company recorded a $4.4 million restructuring charge related to the closure of its Matamoros, Mexico facility and the corresponding transfer of manufacturing operations to its Wuxi, China facility.

d —	In the third quarter of 2007, the company recorded an $8.0 million gain on the sale of land in Ireland.

e —	In the first quarter of 2007, the company recorded a $3.5 million restructuring charge related to the closure of its Des Plaines and Elk Grove, Illinois facilities and the transfer of its manufacturing from Des Plaines, Illinois to the Philippines and Mexico.
19. Subsequent Event
The company has undertaken several cost savings initiatives to reduce operating expenses for 2009, including the decision to freeze additional pension benefits related to the U.S.-based Littelfuse, Inc. Retirement Plan effective April 1, 2009, pending approval of a plan amendment by the Board of Directors. Management estimates that pension expense for fiscal year 2009 would decrease by approximately $1.7 million as a result of this decision.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of the company’s internal control over financial reporting, as well as an attestation report from the company’s independent registered accounting firm on the effectiveness of the company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
The management of Littelfuse is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Littelfuse’s internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Littelfuse’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 27, 2008, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the company’s management concluded that, as of December 27, 2008, the company’s internal control over financial reporting is effective.
Littelfuse’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 27, 2008. Their report appears on page 36.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Disclosure Controls and Procedures
The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As of December 27, 2008, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures were effective.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Executive Officers of the Registrant
The executive officers of the company are as follows:

Name	Age	Position
Gordon Hunter	57	Chairman of the Board of Directors, President and Chief Executive Officer

Philip G. Franklin	57	Vice President, Operations Support, Chief Financial Officer and Treasurer

Dal Ferbert	54	Vice President and General Manager of the Electrical Business Unit

Dieter Roeder	52	Vice President and General Manager of the Automotive Business Unit

David R. Samyn	48	Vice President and General Manager of the Electronics Business Unit

David W. Heinzmann	45	Vice President of Global Operations

Ryan K. Stafford	41	General Counsel and Vice President, Human Resources

Paul Dickinson	37	Vice President and General Manager, Semiconductor Products

Mary S. Muchoney	63	Corporate Secretary
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
Philip G. Franklin, Vice President, Operations Support, Chief Financial Officer and Treasurer, joined the company in 1998 and is responsible for finance and accounting, investor relations, mergers and acquisitions, information systems and customer service. Prior to Littelfuse, Mr. Franklin was Vice President and Chief Financial Officer for OmniQuip International, a private equity sponsored roll-up in the construction equipment industry, which he helped take public. Before that, Mr. Franklin served as Chief Financial Officer for both Monarch Marking Systems, a subsidiary of Pitney Bowes, and Hill Refrigeration, a company controlled by Sam Zell. Earlier in his career, he worked in a variety of finance and general management positions at FMC Corporation.
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

Executive Officers of the Registrant, continued
Dieter Roeder, Vice President and General Manager, Automotive Business Unit, is responsible for marketing, sales, product development and customer relationships for all automotive business units. Mr. Roeder joined the company in 2005 leading the Automotive Business Unit’s European sales team, based in Germany, before he was promoted to his current position in August 2007. Prior to joining the company, Mr. Roeder served as Director of Business Development Europe for TDS Automotive from 2002 to 2005. Before that, Mr. Roeder spent ten years with Raychem GmbH (later Tyco Electronics) where he had various sales and marketing responsibilities within the European automotive industry.
David R. Samyn, Vice President and General Manager, Electronics Business Unit, is responsible for marketing, sales, product development and manufacturing for all electronics customers and products. Mr. Samyn joined the company’s management team in January 2003 as General Manager of the Electronics Business Unit. Prior to joining the company, Mr. Samyn served as Vice President — Global Sales with Airfiber, Inc., an optical wireless telecom company in San Diego, CA from 2001 to 2003. Before that, Mr. Samyn spent five years with ADC Telecommunications where he had global sales and marketing responsibilities.
David W. Heinzmann, Vice President, Global Operations, is responsible for Littelfuse’s manufacturing and supply chain groups for all three of the company’s business units. Mr. Heinzmann began his career at the company in 1985 and possesses a broad range of experience within the organization. He has held positions as a Manufacturing Manager, Quality Manager, Plant Manager and Product Development Manager. Mr. Heinzmann also served as Director of Global Operations of the Electronics Business Unit from early 2000 through 2003. He served as Vice President and General Manager, Automotive Business Unit, from 2004 through August 2007 and then was promoted to his current position.
Ryan K. Stafford, General Counsel and Vice President, Human Resources, is responsible the company’s legal, compliance, internal audit and human resources functions. Mr. Stafford joined the company’s management team in January 2007. Prior to joining the company, Mr. Stafford served as Vice President of China Operations for Tyco Engineered Products & Services from 2005 to 2006 and Vice President and General Counsel of it from 2001 to 2005. He served as Associate General Counsel for Grinnell Corporation from 1998 to 2001. Prior to that he was with the law firm Sulloway & Hollis P.L.L.C.
Paul Dickinson, Vice President and General Manager, Semiconductor Products, is responsible for the marketing, sales, product development and strategic planning efforts of the company’s semiconductor products. Mr. Dickinson joined the company in 1993 and has held a broad range of positions with responsibility for corporate and international accounting and finance. Most recently, Mr. Dickinson served as Vice President, Corporate Development and Treasurer from 2005 through 2008, with responsibility for corporate acquisition, strategy, treasury, tax and finance functions. Mr. Dickinson was promoted to his current position in August 2008.
Mary S. Muchoney has served as Corporate Secretary since 1991, after joining Littelfuse in 1977. She is responsible for providing all secretarial and administrative functions for the President and Littelfuse Board of Directors. Ms. Muchoney is a member of the Society of Corporate Secretaries & Governance Professionals, as well as honorary member of the Society’s Silver Quill Society.

The information set forth under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference. The company maintains a code of conduct, which applies to all associates, executive officers and directors. The company’s code of conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K and applies to our chief executive officer, chief financial officer and chief accounting officer as well as all other executive officers and associates. The code of conduct is available for public viewing on the company’s web site at www.littelfuse.com under the heading “Investors — Corporate Governance.”
If the company makes substantive amendments to the code of conduct or grants any waiver to its chief executive officer, chief financial officer or persons performing similar functions, Littelfuse will disclose the nature of such amendment or waiver on its website or in a Current Report on Form 8-K in accordance with applicable rules and regulations. The information contained on or connected to the company’s website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report Littelfuse files or furnishes with the SEC. There have been no material changes to the procedures by which security holders may recommend nominees to the company’s Board of Directors in 2008.
ITEM 11. EXECUTIVE COMPENSATION.
The information set forth under “Election of Directors — Compensation of Directors” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference, except the section captioned “Compensation Committee Report” is hereby “furnished” and not “filed” with this Annual Report on Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information set forth under “Ownership of Littelfuse, Inc. Common Stock” and “Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information set forth under “Certain Relationships and Related Transactions” and “Election of Directors” in the Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information set forth under “Audit and Non-Audit Fees” in the Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	Financial Statements and Schedules
(1)	The following Financial Statements are filed as a part of this report:
(i)	Report of Independent Registered Public Accounting Firm (page 35).

(ii)	Consolidated Balance Sheets as of December 27, 2008 and December 29, 2007 (page 37).

(iii)	Consolidated Statements of Income for the years ended December 27, 2008, December 29, 2007, and December 30, 2006 (page 38).

(iv)	Consolidated Statements of Cash Flows for the years ended December 27, 2008, December 29, 2007, and December 30, 2006 (page 39).

(v)	Consolidated Statements of Shareholders’ Equity for the years ended December 27, 2008, December 29, 2007, and December 30, 2006 (page 40).

(vi)	Notes to Consolidated Financial Statements (pages 41-71).
(2)	The following Financial Statement Schedule is submitted herewith for the periods indicated therein.
(i)	Schedule II-Valuation and Qualifying Accounts and Reserves (page 77).
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(3)	Exhibits. See Exhibit Index on pages 79-81.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands of USD)

	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	Of Year	Expenses(1)	Deductions(2)	Other(3)	Year

Year ended December 27, 2008
Allowance for losses on accounts receivable	$738	$286	$77	$(51)	$896

Reserves for sales discounts and allowances	$12,259	$47,081	$47,400	$(66)	$11,874

Year ended December 29, 2007
Allowance for losses on accounts receivable	$983	$31	$309	$33	$738

Reserves for sales discounts and allowances	$16,520	$45,970	$50,424	$193	$12,259

Year ended December 30, 2006
Allowance for losses on accounts receivable	$2,165	$127	$1,383	$74	$983

Reserves for sales discounts and allowances	$9,738	$23,819	$17,244	$207	$16,520

(1) —	Includes provision for doubtful accounts, sales returns, and sales discounts granted to customers.

(2) —	Represents uncollectible accounts written off, net of recoveries and credits issued to customers.

(3) —	Represents translation adjustments.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littelfuse, Inc.
By	/s/ Gordon Hunter
Gordon Hunter,
Chairman of the Board of Directors, President and Chief Executive Officer

Date: February 25, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Gordon Hunter Gordon Hunter	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ Tzau-Jin Chung Tzau-Jin Chung	Director

/s/ John P. Driscoll John P. Driscoll	Director

/s/ Anthony Grillo Anthony Grillo	Director

/s/ John E. Major John E. Major	Director

/s/ William P. Noglows William P. Noglows	Director

/s/ Ronald L. Schubel Ronald L. Schubel	Director

/s/ Philip G. Franklin Philip G. Franklin	Vice President, Operations Support, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 0-20388) are incorporated herein by reference:

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended to date (filed as Exhibit 3(I) to the company’s Form 10-K for the fiscal year ended January 3, 1998).

3.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to the company’s Current Report on Form 8-K dated December 1, 1995).

3.3	Bylaws, as amended to date (filed as Exhibit 3.1 to the company’s Current Report on Form 8-K dated October 26, 2007).

10.1	Amendment to Non-Qualified Stock Option Agreement and Agreement for Deferred Compensation between Littelfuse, Inc. and Gordon Hunter (filed as Exhibit 10.27 to the company’s Form 10-K for the fiscal year ended December 31, 2005).

10.2	Amended and Restated Employment Agreement dated as of December 31, 2007, between Littelfuse, Inc. and Gordon Hunter (filed as Exhibit 10.1 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.3*	Change of Control Agreement effective as of January 1, 2009, between Littelfuse, Inc. and Gordon Hunter.

10.4*	Change of Control Agreement effective as of January 1, 2009, between Littelfuse, Inc. and Philip G. Franklin.

10.5*	Change of Control Agreement effective as of January 1, 2009, between Littelfuse, Inc. and David R. Samyn.

10.6*	Change of Control Agreement effective as of January 1, 2009, between Littelfuse, Inc. and David W. Heinzmann.

10.7*	Change of Control Agreement effective as of January 1, 2009, between Littelfuse, Inc. and Hugh Dalsen Ferbert.

10.8*	Change of Control Agreement effective as of January 1, 2009, between Littelfuse, Inc. and Ryan K. Stafford.

10.9	Summary of Director Compensation (filed as Exhibit 10.18 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.10	Littelfuse, Inc. 401(k) Savings Plan (filed as Exhibit 4.8 to the company’s Form 10-K for the fiscal year ended December 31, 1992).

10.11	1993 Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).

10.12	Form of Non-Qualified Stock Option Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc. for employees of the company (filed as Exhibit 99.1 to the company’s Current Report on Form 8-K dated November 8, 2004).

10.13	Form of Performance Shares Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc. (filed as Exhibit 10.23 to the company’s Form 10-K for the fiscal year ended January 1, 2005).

Exhibit No.	Description

10.14	Form of Non-Qualified Stock Option Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc. for non-employee directors of the company (filed as Exhibit 10.24 to the company’s Form 10-K for the fiscal year ended January 1, 2005).

10.15	Stock Plan for New Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.2 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).

10.16	Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.3 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).

10.17	Littelfuse, Inc. Equity Incentive Compensation Plan (filed as Exhibit A to the company’s Proxy Statement for Annual Meeting of Stockholders held on May 5, 2006).

10.18	Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan (filed as Exhibit 99.4 to the company’s Current Report on Form 8-K dated May 5, 2006).

10.19	Form of Performance Shares Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan (filed as Exhibit 99.1 to the company’s Current Report on Form 8-K dated March 12, 2008).

10.20	Form of Stock Option Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan (filed as Exhibit 99.1 to the company’s Current Report on Form 8-K dated April 25, 2008).

10.21	Form of Restricted Stock Award Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan (filed as Exhibit 99.2 to the company’s Current Report on Form 8-K dated April 25, 2008).

10.22	Littelfuse, Inc. Outside Directors’ Stock Option Plan (filed as Exhibit B to the company’s Proxy Statement for Annual Meeting of Stockholders held on May 5, 2006).

10.23	Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc. Outside Directors Stock Option Plan (filed as Exhibit 99.6 to the company’s Current Report on Form 8-K dated May 5, 2006).

10.24	Littelfuse, Inc. Outside Directors’ Equity Plan (filed as Exhibit A to the company’s Proxy Statement for Annual Meeting of Stockholders held on April 27, 2007).

10.25	Form of Stock Option Award Agreement under the Littelfuse, Inc. Outside Directors’ Equity Plan (filed as Exhibit 99.3 to the company’s Current Report on Form 8-K dated April 25, 2008).

10.26	Form of Restricted Stock Unit Award Agreement under the Littelfuse, Inc. Outside Directors’ Equity Plan (filed as Exhibit 99.4 to the company’s Current Report on Form 8-K dated April 25, 2008).

10.27	Amended and Restated Littelfuse, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10.3 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.28	Amended and Restated Littelfuse, Inc. Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 10.4 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.29	Amended and Restated Littelfuse, Inc. Retirement Plan (filed as Exhibit 10.13 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.30	Littelfuse, Inc. 2008 Annual Incentive Plan (filed as Exhibit A to the company’s Proxy Statement for Annual Meeting of Stockholders held on April 25, 2008).

Exhibit No.	Description

10.31	Bank credit agreement among Littelfuse, Inc., as borrower, the lenders named therein and the Bank of America N.A., as agent, dated as of July 21, 2006 (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended September 30, 2006).

10.32	First Amendment, dated as of September 29, 2008, to that certain Credit Agreement, dated as of July 21, 2006, among Littelfuse, Inc., the lenders named therein and Bank of America, N.A., as agent (filed as Exhibit 10.2 to the company’s Form 10-Q for the quarterly period ended September 27, 2008).

10.33	Loan Agreement, dated as of September 29, 2008, among Littelfuse, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as agent (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended September 27, 2008).

14.1	Code of Conduct (filed as Exhibit 14.1 to the company’s Current Report on Form 8-K dated October 24, 2008).

21.1*	Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) certification of Gordon Hunter.

31.2*	Rule 13a-14(a)/15d-14(a) certification of Philip G. Franklin.

32.1+	Section 1350 certification.
Exhibits 10.1 through 10.30 are management contracts or compensatory plans or arrangements.

*	Filed with this Report.

+	Furnished with this Report.