Form 10-Q
period 2009-03-28
LITTELFUSE INC /DE
filed 2009-05-06
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2009

(Mark One)	OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 0-20388
LITTELFUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3795742

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8755 W. Higgins Road, Suite 500
Chicago, Illinois	60631

(Address of principal executive offices)	(Zip Code)
(773) 628-1000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
As of March 28, 2009, 21,722,064 shares of common stock, $.01 par value, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LITTELFUSE, INC.
Condensed Consolidated Balance Sheets
(In thousands of USD, unaudited)

	March 28, 2009	December 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$60,204	$70,937
Accounts receivable, less allowances	52,446	62,126
Inventories	61,528	66,679
Deferred income taxes	11,340	11,693
Prepaid expenses and other current assets	15,332	17,968

Total current assets	200,850	229,403

Property, plant and equipment:
Land	10,885	11,089
Buildings	62,912	68,165
Equipment	303,626	301,835

	377,423	381,089
Accumulated depreciation	(218,652)	(220,939)

Net property, plant and equipment	158,771	160,150

Intangible assets, net of amortization:
Patents, licenses and software	12,167	8,077
Distribution network	16,857	11,577
Customer lists, trademarks and tradenames	7,526	2,954
Goodwill	93,757	106,961

	130,307	129,569
Investments	4,516	3,436
Deferred income taxes	15,610	15,235
Other assets	1,097	1,135

Total Assets	$511,151	$538,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,150	$18,854
Accrued payroll	12,907	17,863
Accrued expenses	12,711	17,220
Accrued severance	5,421	8,393
Accrued income taxes	443	2,570
Current portion of long-term debt	10,441	8,000

Total current liabilities	58,073	72,900

Long-term debt, less current portion	70,000	72,000
Accrued severance	5,242	7,200
Accrued post-retirement benefits	41,962	41,637
Other long-term liabilities	12,275	11,340

Total shareholders’ equity	323,599	333,851

Total Liabilities and Shareholders’ Equity	$511,151	$538,928

Common shares issued and outstanding of 21,722,064 and 21,719,734, at March 28, 2009 and December 27, 2008, respectively.
See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Income
(In thousands of USD, except per share amounts, unaudited)

	For the Three Months Ended
	March 28,	March 29,
	2009	2008
Net sales	$84,403	$133,708

Cost of sales	66,129	95,227

Gross profit	18,274	38,481

Selling, general and administrative expenses	22,342	25,678
Research and development expenses	4,821	5,623
Amortization of intangibles	1,211	892

	28,374	32,193

Operating (loss) income	(10,100)	6,288

Interest expense	670	334
Other (income) expense, net	(879)	313

(Loss) income before income taxes	(9,891)	5,641
Income taxes	(2,107)	1,529

Net (loss) income	$(7,784)	$4,112

(Loss) income per share:
Basic	$(0.36)	$0.19

Diluted	$(0.36)	$0.19

Weighted average shares and equivalent shares outstanding:
Basic	21,721	21,782

Diluted	21,727	21,898

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Cash Flows
(In thousands of USD, unaudited)

	For the Three Months Ended
	March 28,	March 29,
	2009	2008
OPERATING ACTIVITIES:
Net (loss) income	$(7,784)	$4,112
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	7,381	6,643
Amortization of intangibles	1,211	892
Stock-based compensation	1,306	1,003
Changes in operating assets and liabilities:
Accounts receivable	9,350	(4,057)
Inventories	4,716	(4,246)
Accounts payable and accrued expenses	(5,163)	(5,988)
Accrued payroll and severance	(9,499)	1,669
Accrued income taxes	(5,007)	1,896
Prepaid expenses and other	1,580	(2,925)

Net cash used in operating activities	(1,909)	(1,001)

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(7,205)	(11,455)
Purchase of businesses, net of cash acquired	(920)	(9,280)

Net cash used in investing activities	(8,125)	(20,735)

FINANCING ACTIVITIES:
Proceeds from debt	2,380	31,500
Payments of debt	(2,000)	(16,646)
Proceeds from exercise of stock options	33	439
Purchases of common stock	—	(6,623)

Net cash provided by financing activities	413	8,670

Effect of exchange rate changes on cash and cash equivalents	(1,112)	1,557

Decrease in cash and cash equivalents	(10,733)	(11,509)
Cash and cash equivalents at beginning of period	70,937	64,943

Cash and cash equivalents at end of period	$60,204	$53,434

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Littelfuse, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, and accrued employee-related costs pursuant to contractual obligations, considered necessary for a fair presentation have been included. Operating results for the period ended March 28, 2009 are not necessarily indicative of the results that may be expected for the year ending January 2, 2010. For further information, refer to the Company’s consolidated financial statements and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the Consolidated Statements of Income. SFAS 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R) and includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. As a result of the adoption of SFAS 160, the Company reclassified its immaterial noncontrolling interest from “Other long-term liabilities” to “Total shareholders’ equity” as of December 27, 2008 to conform to the presentation at March 28, 2009.
2. Acquisition of Business
On February 29, 2008, the Company acquired Shock Block Corporation (“Shock Block”), a leading manufacturer in ground fault technology located in Dallas, Texas, for $9.2 million less a holdback of $0.9 million (plus accrued interest) subject to the fulfillment of certain contractual obligations by the seller. These obligations were fulfilled and payments totaling approximately $1.0 million were made during the first quarter of 2009. From February 29, 2008 and thereafter, the results of operations of Shock Block are included in the Company’s Consolidated Statements of Income. The Company primarily acquired customer lists and intellectual property rights, including trademarks and tradenames. The customer lists were assigned a useful life of seven years. The Company funded the acquisition with cash and has continued to operate Shock Block’s electrical business subsequent to the acquisition. The Shock Block acquisition expands the Company’s portfolio of protection products for commercial and industrial applications and strengthens the Company’s position in the circuit protection industry.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. Acquisition of Business, continued
On September 17, 2008, the Company signed a definitive agreement to acquire the stock of Startco Engineering Ltd. (“Startco”), a leading manufacturer in ground-fault protection products and custom-power distribution centers located in Saskatchewan, Canada. On September 30, 2008, the Company completed the purchase of Startco for approximately $38.9 million. From September 30, 2008 and thereafter, the results of operations of Startco are included in the Company’s Consolidated Statements of Income. The Company funded the acquisition with proceeds from the Loan Agreement discussed in Note 5.
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
The following table sets forth the purchase price allocations for Startco’s assets in accordance with the purchase method of accounting with adjustments to record the acquired assets at their estimated fair market or net realizable values.
Startco purchase price allocation (in thousands):

Cash	$701
Accounts receivable, net	3,488
Inventories	2,950
Property, plant and equipment	5,000
Intangible assets	18,025
Goodwill	17,947
Other assets	32
Current liabilities	(5,610)
Deferred tax liability	(3,647)

$38,886

All Startco goodwill and other assets and liabilities were recorded in the Electrical business unit segment and reflected in the Americas geographical area based on preliminary estimates of fair values during the fourth quarter of 2008. These estimates were subject to revision after the Company completed its fair value analysis, which occurred during the first quarter of 2009 and resulted in an allocation of $18.0 million to identifiable intangible assets, including $5.3 million in patents and product designs, $5.5 million in trademarks and tradenames and $7.2 million in customer lists and backlog. Pro forma financial information is not presented due to amounts not being materially different than actual results. Goodwill for the above acquisition is not expected to be deductible for tax purposes.
Pro forma financial information is not presented in the aggregate for the aforementioned acquisitions due to amounts not being materially different than actual results.
3. Inventories
The components of inventories at March 28, 2009 and December 27, 2008 are as follows (in thousands):

	March 28, 2009	December 27, 2008
Raw material	$22,401	$22,642
Work in process	9,693	11,524
Finished goods	29,434	32,513

Total inventories	$61,528	$66,679

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. Investments
Included in the Company’s investments are shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company whose shares are traded on the Taiwan Stock Exchange, and an immaterial investment in Sumi Motherson, an Indian company, that were acquired as part of the Littelfuse GmbH (formerly known as Heinrich Industries, AG) acquisition. The Company’s Polytronics shares held at March 28, 2009 and December 27, 2008 represent approximately 8.0% of total Polytronics shares outstanding. The fair value of the Polytronics investment was €3.0 million (approximately $4.0 million) at March 28, 2009 and €2.1 million (approximately $2.9 million) at December 27, 2008, based on the quoted market price at the close of business corresponding to each date. Included in 2009 other comprehensive (loss) income was an unrealized gain of $1.2 million due to the increase in fair market value. The remaining movement in the fair value of this investment was due to the impact of changes in exchange rates, which is included as a component of the currency translation adjustments of other comprehensive (loss) income. The Polytronics investment represents the only significant item that is remeasured at fair market value each balance sheet date.
5. Debt
The carrying amounts of debt at March 28, 2009 and December 27, 2008 are as follows:

(In thousands)	March 28, 2009	December 27, 2008
Term loan	$78,000	$80,000
Revolving credit facilities	2,441	—

	80,441	80,000
Less: Current portion of long-term debt	10,441	8,000

Total long-term debt	$70,000	$72,000

Term Loan
On September 29, 2008, the Company entered into a Loan Agreement with various lenders that provides the Company with a five-year term loan facility of up to $80.0 million for the purposes of (i) refinancing certain existing indebtedness; (ii) funding working capital needs; and (iii) funding capital expenditures and other lawful corporate purposes, including permitted acquisitions. The Loan Agreement also contains an expansion feature, pursuant to which the Company may from time to time request incremental loans in an aggregate principal amount not to exceed $40.0 million. The Company had $78.0 million outstanding on the term loan at March 28, 2009.
At the Company’s option, any loan under the Loan Agreement bears interest at a rate equal to the applicable rate, as determined in accordance with the pricing grid set forth in the Loan Agreement, plus one of the following indexes: (i) LIBOR or (ii) the Base Rate (defined as the higher of (a) the prime rate publicly announced from time to time by the Agent under the Loan Agreement and (b) the federal funds rate plus 0.50%). Overdue amounts bear a fee of 2.0% per annum above the applicable rate. The actual interest rate applicable to the term loan was approximately 2.2% at March 28, 2009.
The Loan Agreement requires the Company to meet certain financial tests, including a consolidated leverage ratio and a consolidated interest coverage ratio. The Loan Agreement also contains additional affirmative and negative covenants which, among other things, impose certain limitations on the Company’s ability to merge with other companies, create liens on its property, incur additional indebtedness, enter into transactions with affiliates except on an arm’s length basis, dispose of property, or issue dividends or make distributions. At March 28, 2009, the Company was in compliance with all covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. Debt, continued
Revolving Credit Facilities
On January 28, 2009, Startco entered into an unsecured financing arrangement with a foreign bank that provided a CAD 10.0 million (equivalent to approximately $8.1 million at March 28, 2009) revolving credit facility, for capital expenditures and general working capital, which expires on July 21, 2011. This facility consists of prime-based loans and overdrafts, bankers acceptances and U.S. base rate loans and overdrafts, and is guaranteed by the Company. At March 28, 2009, Startco had approximately CAD 7.0 million (equivalent to approximately $5.7 million) available under the revolving credit facility at an interest rate of bankers acceptance rate plus 1.62% (2.08% as of March 28, 2009).
This agreement contains covenants that, among other matters, impose limitations on future mergers, sales of assets, and changes in control, as defined in the agreement. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At March 28, 2009, Startco was in compliance with all covenants.
The Company also has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the Company and agreement with the lenders, which expires on July 21, 2011. At March 28, 2009, the Company had available $75.0 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 0.625% (1.14% as of March 28, 2009).
The domestic bank credit agreement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At March 28, 2009, the Company was in compliance with these covenants.
Other Obligations
The Company has an unsecured bank line of credit in Japan that provides a 700 million yen (an equivalent of $7.1 million at March 28, 2009) revolving credit facility at an interest rate of TIBOR plus 0.625% (1.24% as of March 28, 2009). The revolving line of credit becomes due on July 21, 2011. The Company had no outstanding borrowings on the yen facility at March 28, 2009.
In the first quarter of 2008, the Company had an unsecured bank line of credit in Taiwan that provided a 35.0 million Taiwanese dollar (equivalent to $1.2 million) revolving credit facility at an interest rate of two-years time deposit plus 0.145% (2.88% as of March 29, 2008). The revolving line of credit was due on August 18, 2009. The Company had the equivalent of $0.6 million outstanding on the Taiwanese dollar facility at March 29, 2008. The Company also had a foreign fixed rate mortgage loan outstanding totaling approximately 35.1 million Taiwanese dollars (equivalent to $1.2 million) with maturity dates through August 2013. The Company chose to repay the outstanding balances on both debt instruments in June 2008, resulting in uses of cash totaling the equivalent of $1.7 million. As a result, the line of credit was closed on June 28, 2008.
The Company also had $2.3 million outstanding in letters of credit at March 28, 2009. No amounts were drawn under these letters of credit at March 28, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. Financial Instruments, Derivatives and Fair Value Measurements
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard requires enhanced disclosure about a company’s derivatives and hedging to help investors understand their impact on a company’s financial position, financial performance and cash flows. SFAS 161 is effective for periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 resulted in additional disclosures regarding the Company’s derivative activities as discussed below.
Securities Available for Sale
Included in the Company’s investments are shares of Polytronics, a Taiwanese company whose shares are traded on the Taiwan Stock Exchange, and which is designated as a Level 1 financial instrument under SFAS 157. The fair value of this investment was approximately $4.0 million at March 28, 2009 and $2.9 million at December 27, 2008, based on the quoted market price at the close of business corresponding to each date. Unrealized gains related to this investment are included in other comprehensive (loss) income. The remaining movement in the fair value of this investment is due to the impact of changes in exchange rates, which is included as a component of the currency translation adjustments in other comprehensive (loss) income. Further information regarding this investment is provided in Note 4.
Commodity Risk Management
In June 2008, the Company entered into an immaterial one-year swap agreement to manage its exposure to fluctuations in the cost of zinc, which is used extensively in the manufacturing process of certain products. The swap agreement is recognized in the Condensed Consolidated Balance Sheets at fair value and is designated as a Level 2 financial instrument under SFAS 157. Fair value is determined based on quoted futures prices for the underlying commodity. Furthermore, the swap agreement is designated as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), with changes in the fair value included in other comprehensive (loss) income to the extent the hedge is effective. The ineffective portion of changes in the fair value is recognized immediately in the Consolidated Statements of Income. Amounts included in other comprehensive (loss) income are reclassified into cost of sales in the period in which the hedged transaction is recognized in earnings. As of March 28, 2009, the fair value of the swap agreement was a $0.2 million liability that was included in accrued expenses in the Condensed Consolidated Balance Sheet.
As of March 28, 2009, the notional amount of the Company’s zinc swap agreement was approximately $0.6 million. For the three months ended March 28, 2009, the Company reclassified approximately $0.4 million in losses from the zinc swap agreement from accumulated other comprehensive loss to cost of sales. The Company recognized approximately $0.3 million in losses from the zinc swap agreement in other comprehensive (loss) income for the three months ended March 28, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. Financial Instruments, Derivatives and Fair Value Measurements, continued
Currency Risk Management
In January 2009, the Company entered into a series of weekly forward contracts to buy Mexican pesos to manage its exposure to fluctuations in the cost of this currency, which is used to fund payroll and operating expenses at one of our Mexico manufacturing facilities that is accounted for within an entity where the U.S. dollar is the functional currency. The forward contracts run through December 28, 2009 and are recognized in the Condensed Consolidated Balance Sheet at fair value and are designated as a Level 2 financial instrument under SFAS 157. Fair value is determined based on quoted forward prices for the underlying currency. Furthermore, the forward contracts are designated as cash flow hedges in accordance with SFAS No. 133, with changes in the fair value included in other comprehensive (loss) income to the extent the hedge is effective. The ineffective portion of changes in the fair value is recognized immediately in the Consolidated Statements of Income. Amounts included in other comprehensive (loss) income are reclassified into cost of sales in the period in which the hedged transaction is recognized in earnings. As of March 28, 2009, the fair value of the forward contracts was a $0.8 million liability that was included in accrued expenses in the Condensed Consolidated Balance Sheet.
As of March 28, 2009, the notional amount of the Company’s peso forward contracts was approximately $12.1 million. For the three months ended March 28, 2009, the Company reclassified approximately $0.2 million in losses from the forward contracts from accumulated other comprehensive loss to cost of sales. The Company recognized approximately $0.4 million in gains from the forward contracts in other comprehensive (loss) income for the three months ended March 28, 2009.
Interest Rate Swap Transaction
On October 29, 2008, the Company entered into a one-year interest rate swap transaction with JPMorgan Chase Bank, N.A. to manage its exposure to fluctuations in the adjustable interest rate of the Loan Agreement. The swap agreement, designated as a Level 2 financial instrument under SFAS 157, is for a notional amount of $65.0 million and requires the Company to pay a fixed annual rate of 2.85% and JPMorgan Chase Bank, N.A. to pay a floating rate tied to the one-month U.S. dollar LIBOR. Upon inception of the transaction, the Company did not elect hedge accounting treatment as the interest rate swap was short-term in nature and was not deemed a material transaction. As of March 28, 2009, the fair value of the swap agreement was a $0.8 million liability that was included in accrued expenses on the Condensed Consolidated Balance Sheet. During the three months ended March 28, 2009, the Company included approximately $0.3 million in losses associated with the interest rate swap as a component of interest expense in the Consolidated Statement of Income.
Derivative Transactions
At March 28, 2009 and December 27, 2008, ending accumulated other comprehensive (loss) income included ($0.3) million and ($0.4) million, respectively, for unrealized losses on derivatives, net of income taxes. The Company did not discontinue any cash flow hedges during the three months ended March 28, 2009. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. The Company does not hold derivatives for trading or speculative purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Per Share Data
     Net (loss) income per share amounts for the three months ended March 28, 2009, and March 29, 2008, are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

	Three Months Ended
	March 28,	March 29,
	2009	2008
Net (loss) income	$(7,784)	$4,112

Average shares outstanding – Basic	21,721	21,782
Net effect of dilutive stock options and restricted shares	6	116

Average shares outstanding – Diluted	21,727	21,898

Net (loss) income per share:
Basic	$(0.36)	$0.19

Diluted	$(0.36)	$0.19

Potential shares of common stock relating to stock options excluded from the earnings per share calculation because their effect would be anti-dilutive were 2,092,658 and 1,248,415 for the three months ended March 28, 2009 and March 29, 2008, respectively.
8. Restructuring
During 2006, the Company announced the closure of its Ireland facility, resulting in restructuring charges of $17.1 million, consisting of $20.0 million of accrued severance less a statutory rebate of $2.9 million recorded as a current asset, that were recorded as part of cost of sales. This restructuring, which impacted approximately 131 associates, is part of the Company’s strategy to expand operations in the Asia-Pacific region in order to be closer to current and potential customers and take advantage of lower manufacturing costs. Restructuring charges are based upon each associate’s current salary and length of service with the Company. The additions in 2008 primarily relate to retention costs that were incurred during the transition period. These costs will be paid through 2009. All charges related to the closure of the Ireland facility were recorded in “Other Operating (Loss) Income” for business unit segment reporting purposes. A summary of activity of this liability is as follows:
Ireland restructuring (in thousands)

Balance at December 29, 2007	$21,761
Additions	200
Payments	(20,657)
Exchange rate impact	347

Balance at December 27, 2008	1,651
Additions	—
Payments	(782)
Exchange rate impact	(52)

Balance at March 28, 2009	$817

During 2006, the Company recorded a $5.0 million charge related to the downsizing of the Littelfuse GmbH (formerly known as Heinrich Industries, AG) operations. Manufacturing related charges of $2.3 million were recorded as part of cost of sales and non-manufacturing related charges of $2.7 million were recorded as part of selling, general and administrative expenses. These charges were primarily for redundancy costs and will be paid through 2009. The additions in 2008 primarily relate to retention costs that were incurred during the transition period. All charges related to this downsizing were recorded in “Other Operating (Loss) Income” for business unit segment reporting purposes. This restructuring impacted approximately 52 associates in various technical, production, administrative and support roles. A summary of activity of this liability is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Restructuring, continued
Littelfuse GmbH restructuring (in thousands)

Balance at December 29, 2007	$480
Additions	99
Payments	(498)

Balance at December 27, 2008	81
Additions	9
Payments	(69)

Balance at March 28, 2009	$21

During 2006, the Company announced the closure of its Irving, Texas facility and the transfer of its semiconductor wafer manufacturing from Irving, Texas to Wuxi, China in a phased transition from 2007 to 2010. A liability of $1.9 million was recorded related to redundancy costs for the manufacturing operation associated with this downsizing. This charge was recorded as part of cost of sales and is included in “Other Operating (Loss) Income” for business unit segment reporting purposes. The total cost expected to be incurred through 2010 is $6.5 million. The additions in 2008 primarily relate to retention costs that were incurred during the transition period. Amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining closure period. This restructuring impacted approximately 180 associates in various production and support related roles and will be paid through 2010. A summary of activity of this liability is as follows:
Irving, Texas restructuring (in thousands)

Balance at December 29, 2007	$2,974
Additions	2,176
Payments	(600)

Balance at December 27, 2008	4,550
Additions	473
Payments	(291)

Balance at March 28, 2009	$4,732

During March 2007, the Company announced the closure of its Des Plaines and Elk Grove, Illinois facilities and the transfer of its manufacturing from Des Plaines, Illinois to the Philippines and Mexico in a phased transition from 2007 to 2009. A liability of $3.5 million was recorded related to redundancy costs for the manufacturing and distribution operations associated with this downsizing. Manufacturing related charges of $3.0 million were recorded as part of cost of sales and non-manufacturing related charges of $0.5 million were recorded as part of selling, general and administrative expenses. All charges related to this downsizing were recorded in “Other Operating (Loss) Income” for business unit segment reporting purposes. The total cost expected to be incurred through 2009 is $7.1 million. The additions in 2008 and 2009 primarily relate to retention costs that were incurred during the transition period. Amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining closure period. This restructuring impacted approximately 307 associates in various production and support related roles and will be paid through 2009.
In December 2008, the Company announced a reduction in workforce at its Des Plaines, Illinois corporate headquarters in a phased transition from 2008 to 2009. A liability of $0.9 million was recorded associated with this downsizing. Manufacturing related charges of $0.3 million were recorded as part of cost of sales and non-manufacturing related charges of $0.6 million were recorded as part of selling, general and administrative expenses. All charges related to this downsizing were recorded in “Other Operating (Loss) Income” for business unit segment reporting purposes. The total cost expected to be incurred through 2009 is $1.4 million. The additions in 2009 primarily relate to retention costs that were incurred during the transition period. The amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining closure period. This restructuring impacted approximately 40 associates in various production and support related roles and the costs relating to the restructuring will be paid in 2009. A summary of activity of this liability is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Restructuring, continued
Des Plaines and Elk Grove, Illinois restructuring (in thousands)

Balance at December 29, 2007	$4,710
Additions	3,435
Payments	(3,087)

Balance at December 27, 2008	5,058
Additions	579
Payments	(4,269)

Balance at March 28, 2009	$1,368

In March 2008, the Company announced the closure of its Matamoros, Mexico facility and the transfer of its semiconductor assembly and test operation from Matamoros, Mexico to its Wuxi, China facility and various subcontractors in the Asia-Pacific region in a phased transition over two years. A total liability of $4.4 million was recorded related to redundancy costs for the manufacturing operations associated with this downsizing, of which $0.4 million related to associates located at the Company’s Irving, Texas facility and which are reflected in corresponding restructuring liability above. This charge was recorded as part of cost of sales and included in “Other Operating (Loss) Income” for business unit segment reporting purposes. The total cost expected to be incurred through 2009 is $6.3 million. The additions in 2008 and 2009 primarily relate to retention costs that were incurred during the transition period. Amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining transition period. This restructuring impacted approximately 950 associates in various production and support related roles and will be paid through 2009. A summary of activity of this liability is as follows:
Matamoros restructuring (in thousands)

Balance at December 29, 2007	$—
Additions	4,520
Payments	(650)
Exchange rate impact	(759)

Balance at December 27, 2008	3,111
Additions	129
Payments	(575)
Exchange rate impact	(216)

Balance at March 28, 2009	$2,449

In September 2008, the Company announced the closure of its Swindon, U.K. facility, resulting in restructuring charges of $0.8 million, consisting of $0.3 million that was recorded as part of cost of sales and $0.5 million that was recorded as part of research and development expenses. These charges, which impacted 10 associates, were primarily for redundancy costs and will be paid through 2009. Restructuring charges are based upon each associate’s current salary and length of service with the Company. All charges related to the closure of the Swindon facility were recorded in “Other Operating (Loss) Income” for business unit segment reporting purposes. The total cost expected to be incurred through 2009 is $1.1 million. The additions in 2009 primarily relate to retention costs that were incurred during the transition period. Amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining transition period. A summary of activity of this liability is as follows:
Swindon, U.K. restructuring (in thousands)

Balance at December 29, 2007	$—
Additions	992
Payments	(158)

Balance at December 27, 2008	834
Additions	171
Payments	(21)

Balance at March 28, 2009	$984

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Income Taxes
The effective tax (benefit) rate for the first quarter of 2009 was (21.3%) compared to an effective tax rate of 27.1% in the first quarter of 2008. The current quarter effective tax rate was negatively impacted by the mix of income earned in higher tax jurisdictions and a write down of a deferred tax asset related to a foreign operating loss that will expire unused.
Subsequent to the Company’s adoption of SFAS No. 141(R), “Business Combinations”, approximately $1.4 million of unrecognized tax benefits previously reported as having no effective income tax consequence in future periods will, if recognized, favorably impact the effective income tax rate in future periods.
10. Pensions
The components of net periodic benefit cost for the three months ended March 28, 2009, compared with the three months ended March 29, 2008, were (in thousands):

	U.S. Pension Benefits		Foreign Plans
	Three Months Ended		Three Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Service cost	$632	$832	$133	$293
Interest cost	1,078	1,017	230	593
Expected return on plan assets	(1,113)	(1,174)	(17)	(378)
Amortization of prior service cost	2	2	(3)	(4)
Amortization of transition asset	—	—	—	(23)
Amortization of net loss	30	4	2	130

Total cost of the plan	629	681	345	611
Expected plan participants’ contribution	—	—	—	(73)

Net periodic benefit cost	$629	$681	$345	$538

The expected rate of return assumption on domestic pension assets is 8.5% in 2009 and 2008.
On March 26, 2009, the Company amended its U.S.-based Amended and Restated Littelfuse, Inc. Retirement Plan (the “Pension Plan”), freezing benefit accruals effective April 1, 2009. The amendment provides that participants in the Pension Plan will not receive credit, other than for vesting purposes, for eligible earnings paid or for any months of service worked after the effective date. All accrued benefits under the Pension Plan as of the effective date will remain intact, and service credits for vesting and retirement eligibility will continue in accordance with the terms of the Pension Plan. Management estimates that pension expense for fiscal year 2009 will decrease by approximately $1.7 million as a result of this action.
11. Business Unit Segment Information
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
Littelfuse, Inc. and its subsidiaries design, manufacture and sell circuit protection devices throughout the world. The Company reports its operations by the following business unit segments: Electronics, Automotive, and Electrical. Each operating segment is directly responsible for sales, marketing and research and development. Manufacturing, purchasing, logistics, customer service, finance, information technology and human resources are shared functions that are allocated back to the three operating segments. The CEO allocates resources to and assesses the performance of each operating segment using information about its revenue and operating (loss) income before interest and taxes, but does not evaluate the operating segments using discrete asset information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. Business Unit Segment Information, continued
Sales, marketing and research and development expenses are charged directly into each operating segment. All other functions are shared by the operating segments and expenses for these shared functions are allocated to the operating segments and included in the operating results reported below. The Company does not report inter-segment revenue because the operating segments do not record it. The Company does not allocate interest and other income, interest expense, or taxes to operating segments. Although the CEO uses operating (loss) income to evaluate the segments, operating costs included in one segment may benefit other segments. Except as discussed above, the accounting policies for segment reporting are the same as for the Company as a whole.
Business unit segment information for the three months ended March 28, 2009 and March 29, 2008 is summarized as follows (in thousands):

	March 28, 2009	March 29, 2008
Net sales
Electronics	$51,231	$84,841
Automotive	18,452	36,283
Electrical	14,720	12,584

Total net sales	$84,403	$133,708

Operating (loss) income
Electronics	$(7,865)	$2,152
Automotive	(4,500)	6,024
Electrical	2,265	2,504
Other*	—	(4,392)

Total operating (loss) income	(10,100)	6,288
Interest expense	670	334
Other (income) expense, net	(879)	313

(Loss) income before income taxes	$(9,891)	$5,641

*	Included in “Other” operating (loss) income for 2008 are restructuring charges related to the closure of the Company’s Matamoros, Mexico facility.
Export sales to Hong Kong were 16.0% and 16.7% of net sales for the first quarter of 2009 and 2008, respectively. No other foreign country sales exceeded 10% for the first quarter of 2009 or 2008. Sales to Arrow Pemco Group were 10.1% and 10.9% of net sales for the first quarter of 2009 and 2008, respectively. No other single customer accounted for 10% or more of the Company’s total net sales for the first quarter of 2009 or 2008.
The Company’s net sales and identifiable assets (total assets less intangible assets and investments) by geographical area for the quarter ended March 28, 2009 and March 29, 2008 are summarized as follows (in thousands):

	March 28, 2009	March 29, 2008
Net sales
Americas	$36,823	$49,721
Europe	17,650	33,333
Asia-Pacific	29,930	50,654

Total net sales	$84,403	$133,708

Identifiable assets
Americas	$167,376	$170,312
Europe	69,997	102,758
Asia-Pacific	165,291	173,499

Combined total	402,664	446,569
Eliminations	(26,335)	(52,911)

Consolidated total	$376,329	$393,658

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12. Goodwill
The Company annually tests goodwill for impairment on the first day of our fiscal fourth quarter as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), or at an interim date if there is an event or change in circumstances that indicates the asset may be impaired. Management determines the fair value of each of its business unit segments by using a discounted cash flow model (which includes forecasted five-year income statement and working capital projections, a market-based weighted average cost of capital and terminal values after five years) to estimate market value. The Company has defined its reportable segments as its reporting units for goodwill accounting.
The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment. Some of the factors management considered as indicators of possible impairment include, but are not limited to, the current economic and business environment, the Company’s market capitalization, recent operating losses at the reporting unit level, restructuring actions or plans, downward revisions to forecasts and industry trends. The general principle used in determining whether an interim impairment test for goodwill is required is whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.
As a result of the operating losses generated during the first quarter of 2009, and due to a significant decrease in the Company’s market capitalization in the first quarter of 2009, management determined that a potential indicator of impairment existed and an interim test for goodwill impairment was required. The Company performed a “step one” impairment test, in accordance with paragraph 19 of SFAS 142, as of March 28, 2009 and concluded that the fair value of each of the reporting units exceeded its carrying value of invested capital as of March 28, 2009 and therefore, no goodwill impairment existed.
Specifically, the Company noted that its headroom, defined as the excess of fair value over the carrying value of invested capital, was 2.0%, 8.4% and 55.6% for its electronics, automotive and electrical reporting units, respectively at March 28, 2009. In addition, the Company’s stock price and corresponding market capitalization have increased significantly during the second quarter of 2009, from a closing price of $10.60, or approximately $230 million in market capitalization, on March 27, 2009 to a closing price of $18.23, or approximately $396 million in market capitalization, on May 4, 2009. Certain key assumptions used in the interim test include:

	Electronics	Automotive	Electrical
Discount rate	14.5%	14.5%	14.5%
Long-term growth rate	1.5%	2.5%	3.5%
The Company will continue to perform a goodwill impairment test as required on an annual basis and on an interim basis, if there is an event or change in circumstances that indicate the goodwill of a reporting unit may be impaired.
13. Comprehensive (Loss) Income
The following table sets forth the computation of comprehensive (loss) income for the three months ended March 28, 2009 and March 29, 2008, respectively (in thousands):

	Three Months Ended
	March 28, 2009	March 29, 2008
Net (loss) income	$(7,784)	$4,112
Other comprehensive (loss) income:
Currency translation adjustments	(4,958)	9,833
Unrealized gain on available-for-sale securities	1,185	—
Minimum pension liability adjustment, net of income taxes	—	183
Change in net unrealized gain on derivatives, net of income taxes	62	4

Comprehensive (loss) income	$(11,495)	$14,132

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following table is a summary of the Company’s operating segments net sales by business unit and geography:
Sales by Business Unit and Geography
(dollars in millions)

	First Quarter
	2009	2008	% Change
Business Unit
Electronics	$51.2	$84.8	(40)%
Automotive	18.5	36.3	(49)%
Electrical*	14.7	12.6	17%

Total	$84.4	$133.7	(37)%

	First Quarter
	2009	2008	% Change
Geography**
Americas	$36.8	$49.7	(26)%
Europe	17.7	33.3	(47)%
Asia-Pacific	29.9	50.7	(41)%

Total	$84.4	$133.7	(37)%

*	Startco Engineering, acquired at the beginning of the fourth quarter of 2008, added $4.3 million in sales to the Electrical business unit in the first quarter of 2009.

**	Sales are defined based upon shipped to destination.
Results of Operations – First Quarter, 2009
Net sales decreased $49.3 million or 37% to $84.4 million in the first quarter of 2009 compared to $133.7 million in the first quarter of 2008 reflecting significantly lower electronics and automotive sales, due to the sharp downturn in the global economy and credit crisis.
Sales in the electronics business decreased $33.6 million or 40% to $51.2 million in the first quarter of 2009 compared to $84.8 million in the first quarter of 2008 reflecting weaker demand as consumers remained pessimistic about the economy and continued to cut back on spending in all three geographic regions. In addition, many customers in Asia, particularly contract manufacturers and original design manufacturers, extended plant shutdowns, and electronics distributors tightly managed inventories in response to weak demand and the uncertain outlook for current year.
Automotive sales decreased $17.8 million or 49% to $18.5 million in the first quarter of 2009 compared to $36.3 million in the first quarter of 2008 primarily due to continued weakness in the passenger car markets in Europe and the Americas, resulting in sharp declines in global car production. In addition, many automotive original equipment manufacturers took extended plant shutdowns in response to weak demand and the uncertain outlook for 2009 and beyond.
Electrical sales increased $2.1 million or 17% to $14.7 million in the first quarter of 2009 compared to $12.6 million in the first quarter of 2008 primarily due to $4.3 million in acquired business related to Startco, partially offset by an 18% decline in the electrical fuse business reflecting a downturn in non-residential construction and inventory reductions in the distribution channel.

On a geographic basis, sales in the Americas decreased $12.9 million or 26% to $36.8 million in the first quarter of 2009 compared to $49.7 million in the first quarter of 2008, primarily due to decreased electronics and automotive sales of $8.2 million and $6.7 million, respectively, partially offset by increased electrical sales of $2.0 million reflecting the addition of Startco.
Europe sales decreased $15.6 million or 47% to $17.7 million in the first quarter of 2009 compared to $33.3 million in the first quarter of 2008 mainly due to decreased automotive and electronics sales. The Company also experienced $2.5 million in unfavorable foreign currency effects in the first quarter of 2009, primarily related to the negative impact from sales denominated in euros, compared to a $4.1 million net favorable currency effect in the first quarter of 2008.
Asia-Pacific sales decreased $20.8 million or 41% to $29.9 million in the first quarter of 2009 compared to $50.7 million in the first quarter on 2008 primarily due to weak demand for consumer electronics and inventory reductions by distributors. The Company also experienced $3.1 million in unfavorable foreign currency effects in the first quarter of 2009, primarily related to the negative impact from sales denominated in Korean won.
Gross profit was $18.3 million or 22% of net sales for the first quarter of 2009 compared to $38.5 million or 29% of net sales in the same quarter last year. The decrease in gross margin was mainly attributable to significantly lower net sales in the first quarter of 2009 compared to 2008 combined with reduced operating leverage due to lower production volumes. The first quarter of 2008 included a $4.4 million restructuring charge in cost of sales related to the closure of the Matamoros, Mexico manufacturing facility.
Total operating expense was $28.4 million or 34% of net sales for the first quarter of 2009 compared to $32.2 million or 24% of net sales for the same quarter in 2008. The decrease in operating expense primarily reflects the impact of cost reduction plans initiated in 2009.
Operating loss for the first quarter of 2009 was approximately $10.1 million compared to operating income of $6.3 million for the same quarter in 2008.
Interest expense was $0.7 million in the first quarter of 2009 compared to $0.3 million for the first quarter of 2008. Interest expense increased in the first quarter of 2009 compared to the same quarter last year due to higher amounts of outstanding debt (primarily the Term Loan) in the first quarter of 2009. Other (income) expense, net, consisting of interest income, royalties, non-operating income and foreign currency items was ($0.9) million for the first quarter of 2009 compared to $0.3 million in the first quarter of 2008. The results for 2009 were primarily due to the impact from foreign exchange revaluation.
Loss before income taxes was $9.9 million for the first quarter of 2009 compared to income before income taxes of $5.6 million for the first quarter of 2008. Income tax benefit was $2.1 million with an effective tax rate of 21.3% for the first quarter of 2009 compared to income tax expense of $1.5 million with an effective tax rate of 27.1% in the first quarter of 2008. The change in effective tax rate is due to the mix of income (loss) by jurisdiction and the write-down of a deferred tax asset in the first quarter of 2009 related to a foreign operating loss that will expire unused.
Net loss for the first quarter of 2009 was $7.8 million or $0.36 per diluted share compared to net income of $4.1 million or $0.19 per diluted share for the same quarter of 2008.
Liquidity and Capital Resources
The Company historically has financed capital expenditures through cash flows from operations. Despite the recent adverse changes in market conditions, management expects that cash flows from operations and available lines of credit will be sufficient to support both the Company’s operations and its debt obligations for the foreseeable future.
Term Loan
On September 29, 2008, the Company entered into a Loan Agreement with various lenders that provides the Company with a five-year term loan facility of up to $80.0 million for the purposes of (i) refinancing certain existing indebtedness; (ii) funding working capital needs; and (iii) funding capital expenditures and other lawful corporate purposes, including permitted acquisitions. The Loan Agreement also contains an expansion feature, pursuant to which the Company may from time to time request incremental loans in an aggregate principal amount not to exceed $40.0 million. The Company had $78.0 million outstanding at March 28, 2009. Further information regarding this arrangement is provided in Note 5.

The Loan Agreement requires the Company to meet certain financial tests, including a consolidated leverage ratio and a consolidated interest coverage ratio. The Loan Agreement also contains additional affirmative and negative covenants which, among other things, impose certain limitations on the Company’s ability to merge with other companies, create liens on its property, incur additional indebtedness, enter into transactions with affiliates except on an arm’s length basis, dispose of property, or issue dividends or make distributions. At March 28, 2009, the Company was in compliance with all covenants.
Revolving Credit Facilities
On January 28, 2009, Startco entered into an unsecured financing arrangement with a foreign bank that provided a CAD 10.0 million (equivalent to approximately $8.1 million at March 28, 2009) revolving credit facility, for capital expenditures and general working capital, which expires on July 21, 2011. This facility consists of prime-based loans and overdrafts, bankers acceptances and U.S. base rate loans and overdrafts, and is guaranteed by the Company. At March 28, 2009, Startco had approximately CAD 7.0 million (equivalent to approximately $5.7 million at March 28, 2009) available under the revolving credit facility at an interest rate of bankers acceptance rate plus 1.62% (2.08% as of March 28, 2009).
This agreement contains covenants that, among other matters, impose limitations on future mergers, sales of assets, and changes in control, as defined in the agreement. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At March 28, 2009, Startco was in compliance with all covenants.
The Company also has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the Company and agreement with the lenders, which expires on July 21, 2011. At March 28, 2009, the Company had available $75.0 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 0.625% (1.14% as of March 28, 2009).
The domestic bank credit agreement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At March 28, 2009, the Company was in compliance with all covenants.
Other Obligations
The Company has an unsecured bank line of credit in Japan that provides a 700 million yen (an equivalent of $7.1 million at March 28, 2009) revolving credit facility at an interest rate of TIBOR plus 0.625% (1.24% as of March 28, 2009). The revolving line of credit becomes due on July 21, 2011. The Company had no outstanding borrowings on the yen facility at March 28, 2009.
In the first quarter of 2008, the Company had an unsecured bank line of credit in Taiwan that provided a 35.0 million Taiwanese dollar (equivalent to $1.2 million) revolving credit facility at an interest rate of two-years time deposit plus 0.145% (2.88% as of March 29, 2008). The revolving line of credit was due on August 18, 2009. The Company had the equivalent of $0.6 million outstanding on the Taiwanese dollar facility at March 29, 2008. The Company also had a foreign fixed rate mortgage loan outstanding totaling approximately 35.1 million Taiwanese dollars (equivalent to $1.2 million) with maturity dates through August 2013. The Company chose to repay the outstanding balances on both debt instruments in June 2008, resulting in uses of cash totaling the equivalent of $1.7 million. As a result, the line of credit was closed on June 28, 2008.
The Company started 2009 with $70.9 million of cash and cash equivalents. Net cash used in operating activities was approximately $1.9 million for the first quarter of 2009 reflecting a $7.8 million net loss and $4.0 in net changes to various operating assets and liabilities, partially offset by $9.9 million in non-cash adjustments (primarily $8.6 million in depreciation and amortization and $1.3 million in stock-based compensation). Changes in various operating assets and liabilities (including short-term and long-term items) that impacted cash flows in 2009 consisted of net decreases in accrued payroll and severance ($9.5 million) and accrued expenses and income taxes ($10.2 million), partially offset by decreases in accounts receivable ($9.4 million), inventories ($4.7 million) and prepaid expenses and other ($1.6 million).

Net cash used in investing activities was approximately $8.1 million and included $7.2 million in capital spending, related to the Company’s plant expansion in the Asia-Pacific region, new production facilities for Startco, and office space for the Company’s new U.S. headquarters, and a $0.9 million payment associated with the Shock Block acquisition (refer to Note 2). Net cash provided by financing activities included net proceeds from debt of $0.4 million. The effects of exchange rate changes decreased cash and cash equivalents by approximately $1.1 million. The net cash used in operating activities and investing activities combined with the effects of exchange rate changes less net cash provided by financing activities resulted in a $10.7 million decrease in cash, which left the Company with a cash balance of approximately $60.2 million at March 28, 2009.
The ratio of current assets to current liabilities was 3.5 to 1 at the end of the first quarter of 2009 compared to 3.1 to 1 at year-end 2008 and 2.3 to 1 at the end of the first quarter of 2008. Days sales outstanding in accounts receivable was approximately 57 days at the end of the first quarter of 2009, compared to 62 days at the end of the first quarter of 2008 and 43 days at year-end 2008. Days inventory outstanding was approximately 84 days at the end of the first quarter of 2009 compared to 63 days at the year-end 2008 and 61 days at end of the first quarter of 2008.
Outlook
The Company’s automotive and electronics markets continued to show weakness in the first quarter of 2009 as a result of the sharp downturn in the global economy that began in 2008. The Company believes this weakness could continue through much of 2009. The electrical business also slowed during the first quarter of 2009 and could be further impacted by declining non-residential construction in 2009.
In 2005, the Company initiated a phased transition to consolidate its manufacturing into fewer facilities in low-cost locations in China, the Philippines and Mexico. These manufacturing transfer programs remain on or ahead of schedule and are expected to generate at least $20 million in cost savings in 2009 and significant additional savings in 2010.
In addition, the Company began executing a plan that is expected to reduce operating expenses by approximately $15 million and manufacturing costs by approximately $8 million over and above the $20 million in transfer-related savings for 2009. These cost savings are expected to reduce the Company’s breakeven point by the second quarter of 2009 and are expected to position the Company for improved profitability when the global economy recovers.
The Company also anticipates making further reductions in manufacturing costs and capital expenditures during the remainder of the year. Capital spending for 2009 is now expected to be approximately $23 million.
Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).
The statements in this section and the other sections of this report that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of the PSRLA. These statements may involve risks and uncertainties, including, but not limited to, risks relating to product demand and market acceptance, economic conditions, the impact of competitive products and pricing, product quality problems or product recalls, capacity and supply difficulties or constraints, coal mining exposures reserves, failure of an indemnification for environmental liability, exchange rate fluctuations, commodity price fluctuations, the effect of the Company’s accounting policies, labor disputes, restructuring costs in excess of expectations, pension plan asset returns less than assumed, integration of acquisitions and other risks which may be detailed in the Company’s other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008. For a further discussion of the risk factors of the Company, please see Item 1A. “Risk Factors” to the Company’s Annual Report on Form 10-K for the year ended December 27, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company is exposed to market risk from changes in interest rates, foreign exchange rates and commodities.
Interest Rates
The Company had $78.0 million in debt outstanding under its term loan at March 28, 2009, which is described above in Item 2 under Liquidity and Capital Resources. In order to reduce interest rate risk and effectively manage its exposure to fluctuations in the adjustable interest rate of the loan, the Company entered into a one-year interest rate swap transaction with JPMorgan Chase Bank, N.A. on October 29, 2008. The interest rate swap is for a notional amount of $65.0 million and allows the Company to pay a fixed annual rate of 2.85% on the notional amount and requires JPMorgan Chase Bank, N.A. to pay a floating rate tied to the one-month U.S. dollar LIBOR. While the remaining portion of this debt has a variable interest rate, the Company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are insignificant relative to earnings.
The Company also had $2.4 million in debt outstanding under revolving credit facilities at March 28, 2009, at variable rates. While 100% of this debt has variable interest rates, the Company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.
Foreign Exchange Rates
The majority of the Company’s operations consist of manufacturing and sales activities in foreign countries. The Company has manufacturing facilities in Mexico, Canada, Germany, China, Taiwan and the Philippines. During the first quarter of 2009, sales to customers outside the U.S. were 56.4% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan or Taiwanese dollars.
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
Commodities
The Company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the Company’s earnings. The most significant of these exposures is to copper, where at current prices and volumes, a 10% price change would affect pre-tax profit by approximately $0.6 million. During the second quarter of 2008, the Company entered into a one-year swap agreement to mitigate its exposure to fluctuations in the price of zinc. Further information regarding this commodity contract is provided in Note 6.
The Company purchases a particular type of silicon as a raw material for many of its semiconductor products. Market demand for this commodity fluctuated significantly during 2008, but has stabilized during the first quarter of 2009. The Company is taking actions to secure adequate sources of supply to meet its expected future demand for this material in order to reduce its risk should market shortages for silicon occur during the remainder of 2009.
The cost of oil fluctuated dramatically during 2008, but has stabilized during the first quarter of 2009. However, there is a risk that a return to high prices for oil and electricity during the remainder of 2009 could have a significant impact on the Company’s transportation and utility expenses.

Item 4. Controls and Procedures.
As of March 28, 2009, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Quarterly Report on Form 10-Q. There were no significant changes in the Company’s internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the Company’s internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the Company’s Chief Executive Officer and Chief Financial Officer.
PART II — OTHER INFORMATION
Item 1A. Risk Factors.
A detailed description of risks that could have a negative impact on our business, revenues and performance results can be found under the caption “Risk Factors” in our most recent Form 10-K, filed on February 25, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a program for the period May 1, 2008 to April 30, 2009. The Company did not repurchase any shares of its common stock during the first quarter of fiscal 2009, and 1,000,000 shares may yet be purchased under the program as of March 28, 2009.
Item 6. Exhibits.

Exhibit	Description

10.1	First Amendment to the Littelfuse, Inc. Outside Directors’ Equity Plan.

10.2	First Amendment to the Littelfuse, Inc. Equity Incentive Compensation Plan.

10.3	Form of Restricted Stock Award Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan (as described in the Company’s Current Report on Form 8-K dated April 28, 2009, which is incorporated by reference herein).

10.4	Form of Stock Option Award Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan (as described in the Company’s Current Report on Form 8-K dated April 28, 2009, which is incorporated by reference herein).

31.1	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 28, 2009, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.
Date: May 6, 2009	By	/s/ Philip G. Franklin
Philip G. Franklin
Vice President, Operations Support, Chief Financial Officer and Treasurer (As duly authorized officer and as the principal financial and accounting officer)