Form 10-Q
period 2009-06-27
LITTELFUSE INC /DE
filed 2009-07-30
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 0-20388
LITTELFUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3795742

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8755 W. Higgins Road, Suite 500
Chicago, Illinois	60631

(Address of principal executive offices)	(Zip Code)
(773) 628-1000
Registrant’s telephone number, including area code:
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     As of June 27, 2009, 21,734,131 shares of common stock, $.01 par value, of the Registrant were outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
LITTELFUSE, INC.
Condensed Consolidated Balance Sheets
(In thousands of USD)

	June 27, 2009	December 27, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,332	$70,937
Accounts receivable, less allowances	68,568	62,126
Inventories	55,380	66,679
Deferred income taxes	11,342	11,693
Prepaid expenses and other current assets	19,016	17,968

Total current assets	202,638	229,403

Property, plant and equipment:
Land	11,121	11,089
Buildings	65,358	68,165
Equipment	296,567	301,835

	373,046	381,089
Accumulated depreciation	(217,136)	(220,939)

Net property, plant and equipment	155,910	160,150

Intangible assets, net of amortization:
Patents, licenses and software	12,113	8,077
Distribution network	11,577	11,577
Customer lists, trademarks and tradenames	12,831	2,954
Goodwill	95,052	106,961

	131,573	129,569
Investments	5,494	3,436
Deferred income taxes	13,077	15,235
Other assets	1,106	1,135

Total Assets	$509,798	$538,928

Liabilities and Shareholders’ Equity Current liabilities:
Accounts payable	$17,319	$18,854
Accrued payroll	13,957	17,863
Accrued expenses	9,682	17,220
Accrued severance	10,663	8,393
Accrued income taxes	—	2,570
Current portion of long-term debt	13,621	8,000

Total current liabilities	65,242	72,900

Long-term debt, less current portion	60,000	72,000
Accrued severance	4,448	7,200
Accrued post-retirement benefits	31,192	41,637
Other long-term liabilities	12,811	11,340

Total shareholders’ equity	336,105	333,851

Total Liabilities and Shareholders’ Equity	$509,798	$538,928

Common shares issued and outstanding of 21,734,131 and 21,719,734, at June 27, 2009 and December 27, 2008, respectively
See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Income (Loss)
(In thousands of USD, except per share data, unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Net sales	$101,396	$149,826	$185,799	$283,534

Cost of sales	75,982	102,364	142,111	197,591

Gross profit	25,414	47,462	43,688	85,943

Selling, general and administrative expenses	22,946	26,944	45,288	52,622
Research and development expenses	4,712	6,213	9,533	11,836
Amortization of intangibles	1,212	1,001	2,423	1,893

	28,870	34,158	57,244	66,351

Operating (loss) income	(3,456)	13,304	(13,556)	19,592

Interest expense	637	368	1,307	702
Other (income) expense, net	(237)	43	(1,116)	356

(Loss) income before income taxes	(3,856)	12,893	(13,747)	18,534

Income taxes	(1,272)	3,752	(3,379)	5,281

Net (loss) income	$(2,584)	$9,141	$(10,368)	$13,253

Net (loss) income per share:
Basic	$(0.12)	$0.42	$(0.48)	$0.61

Diluted	$(0.12)	$0.42	$(0.48)	$0.61

Weighted average shares and equivalent shares outstanding:
Basic	21,728	21,687	21,724	21,734

Diluted	21,728	21,869	21,724	21,880

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Cash Flows
(In thousands of USD, unaudited)

	For the Six Months Ended
	June 27,	June 28,
	2009	2008
Operating activities:
Net (loss) income	$(10,368)	$13,253
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	15,592	13,725
Amortization of intangibles	2,423	1,893
Stock-based compensation	2,647	2,506
Loss (gain) on sale of property, plant and equipment	510	(305)
Changes in operating assets and liabilities:
Accounts receivable	(5,878)	(7,552)
Inventories	11,508	(4,329)
Accounts payable and accrued expenses	(6,554)	(3,845)
Accrued payroll and severance	(4,685)	(784)
Accrued taxes	(7,913)	(3,246)
Prepaid expenses and other	(1,489)	3,208

Net cash (used in) provided by operating activities	(4,207)	14,524

Investing activities:
Purchases of property, plant, and equipment	(11,399)	(25,101)
Purchases of businesses, net of cash acquired	(920)	(9,280)
Proceeds from sale of property, plant and equipment	71	3,384

Net cash used in investing activities	(12,248)	(30,997)

Financing activities:
Proceeds from debt	11,621	54,000
Payments of debt	(18,000)	(43,412)
Purchases of common stock	—	(6,623)
Proceeds from exercise of stock options	183	1,187

Net cash (used in) provided by financing activities	(6,196)	5,152

Effect of exchange rate changes on cash and cash equivalents	46	1,636

Decrease in cash and cash equivalents	(22,605)	(9,685)
Cash and cash equivalents at beginning of period	70,937	64,943

Cash and cash equivalents at end of period	$48,332	$55,258

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the Period Ended June 27, 2009
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Littelfuse, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, and accrued employee-related costs pursuant to contractual obligations, considered necessary for a fair presentation have been included. Operating results for the period ended June 27, 2009 are not necessarily indicative of the results that may be expected for the year ending January 2, 2010. For further information, refer to the Company’s consolidated financial statements and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008.
Management has evaluated subsequent events through July 30, 2009, the date the financial statements were filed with the Securities and Exchange Commission (“SEC”).
2. Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS 157 had no material impact on the financial condition, results of operations or cash flows of the Company, but resulted in certain additional disclosures as reflected in Note 8.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the Consolidated Statements of Income. SFAS 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R) and includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. As a result of the adoption of SFAS 160, the Company reclassified its immaterial noncontrolling interest from “Other long-term liabilities” to “Total shareholders’ equity” as of December 27, 2008 to conform to the presentation at June 27, 2009.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard requires enhanced disclosure about a company’s derivatives and hedging to help investors understand their impact on a company’s financial position, financial performance and cash flows. SFAS 161 is effective for periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 resulted in additional disclosures regarding the Company’s derivative activities as reflected in Note 7.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, circumstances under which an entity should recognize events or transactions that may occur for potential recognition and disclosure in the financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 resulted in additional disclosures regarding the date through which management has evaluated subsequent events and the basis for that date as reflected in Note 1.
In June 2009, the FASB issued SFAS No. 168, “The FASB Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement 162” (“SFAS 168”). SFAS 168 is effective for fiscal years, and interim periods, ending after September 15, 2009. SFAS 168 is intended to improve financial reporting by identifying the FASB Accounting Standards Codification and rules and interpretive releases of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. Recent Accounting Pronouncements (continued)
SEC under authority of federal securities laws as the sole sources of authoritative accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for SEC registrants. The adoption of SFAS 168 is not expected to have a material impact on the Company’s consolidated financial position.
In April 2009, the FASB issued Staff Position No. 107-1 and Accounting Principal Board Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This statement also amends Accounting Principal Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 107-1 resulted in additional disclosures as reflected in Note 8.
3. Acquisition of Business
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
On September 17, 2008, the Company signed a definitive agreement to acquire the stock of Startco Engineering Ltd. (“Startco”), a leading manufacturer in ground-fault protection products and custom-power distribution centers located in Saskatchewan, Canada. On September 30, 2008, the Company completed the purchase of Startco for approximately $38.9 million. The Company funded the acquisition with proceeds from the Loan Agreement discussed in Note 6.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3. Acquisition of Business, continued
The following table sets forth the purchase price allocations for Startco’s assets in accordance with the purchase method of accounting with adjustments to record the acquired assets at their estimated fair market or net realizable values.
Startco purchase price allocation (in thousands):

Cash	$701
Accounts receivable, net	3,488
Inventories	2,950
Property, plant and equipment	5,000
Intangible assets	18,025
Goodwill	17,947
Other assets	32
Current liabilities	(5,610)
Deferred tax liability	(3,647)

$38,886

All Startco goodwill and other assets and liabilities were recorded in the Electrical business unit segment and reflected in the Americas geographical area based on preliminary estimates of fair values during the fourth quarter of 2008. These estimates were subject to revision after the Company completed its fair value analysis, which occurred during the first quarter of 2009 and resulted in an allocation of $18.0 million to identifiable intangible assets, including $5.3 million in patents and product designs, $5.5 million in trademarks and tradenames and $7.2 million in customer lists and backlog. The patents and product designs are both being amortized over 12 years. Customer lists are being amortized over 15 years. Backlog is being amortized over 3 years. Trademarks and tradenames have indefinite lives and are not being amortized. Goodwill for the above acquisition is not expected to be deductible for tax purposes.
Pro forma financial information is not presented in the aggregate for the aforementioned acquisitions due to amounts not being materially different than actual results.
4. Inventories
The components of inventories at June 27, 2009 and December 27, 2008 are as follows (in thousands):

	June 27, 2009	December 27, 2008
Raw material	$21,957	$22,642
Work in process	8,690	11,524
Finished goods	24,733	32,513

Total inventories	$55,380	$66,679

5. Investments
Included in the Company’s investments are shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company whose shares are traded on the Taiwan Stock Exchange, and an immaterial investment in Sumi Motherson, an Indian company, that were acquired as part of the Littelfuse GmbH (formerly known as Heinrich Industries, AG) acquisition. The Company’s Polytronics shares held at June 27, 2009 and December 27, 2008 represent approximately 8.0% of total Polytronics shares outstanding. The cost of the Polytronics investment at June 27, 2009 and December 27, 2008 was €2.1 million. The fair value of the Polytronics investment was €3.6 million (approximately $5.0 million) at June 27, 2009 and €2.1 million (approximately $2.9 million) at December 27, 2008, based on the quoted market price at the close of business corresponding to each date. Included in 2009 other comprehensive (loss) income was an unrealized gain of $2.0 million due to the increase in fair market value for the six months ended June 27, 2009. The remaining movement in the fair value of this investment was due to the impact of changes in exchange rates, which is included as a component of the currency translation adjustments of other comprehensive (loss) income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. Debt
The carrying amounts of debt at June 27, 2009 and December 27, 2008 are as follows:

(In thousands)	June 27, 2009	December 27, 2008
Term loan	$68,000	$80,000
Revolving credit facilities	5,621	—

	73,621	80,000
Less: Current portion of long-term debt	13,621	8,000

Total long-term debt	$60,000	$72,000

Term Loan
On September 29, 2008, the Company entered into a Loan Agreement with various lenders that provides the Company with a five-year term loan facility of up to $80.0 million for the purposes of (i) refinancing certain existing indebtedness; (ii) funding working capital needs; and (iii) funding capital expenditures and other lawful corporate purposes, including permitted acquisitions. The Loan Agreement also contains an expansion feature, pursuant to which the Company may from time to time request incremental loans in an aggregate principal amount not to exceed $40.0 million. The Company had $68.0 million outstanding on the term loan at June 27, 2009.
At the Company’s option, any loan under the Loan Agreement bears interest at a rate equal to the applicable rate, as determined in accordance with the pricing grid set forth in the Loan Agreement, plus one of the following indexes: (i) LIBOR or (ii) the Base Rate (defined as the higher of (a) the prime rate publicly announced from time to time by the Agent under the Loan Agreement and (b) the federal funds rate plus 0.50%). Overdue amounts bear a fee of 2.0% per annum above the applicable rate. The actual interest rate applicable to the term loan was approximately 2.1% at June 27, 2009.
The Loan Agreement requires the Company to meet certain financial tests, including a consolidated leverage ratio and a consolidated interest coverage ratio. The Loan Agreement also contains additional affirmative and negative covenants which, among other things, impose certain limitations on the Company’s ability to merge with other companies, create liens on its property, incur additional indebtedness, enter into transactions with affiliates except on an arm’s length basis, dispose of property, or issue dividends or make distributions. At June 27, 2009, the Company was in compliance with all covenants.
Revolving Credit Facilities
On January 28, 2009, Startco entered into an unsecured financing arrangement with a foreign bank that provided a CAD 10.0 million (equivalent to approximately $8.6 million at June 27, 2009) revolving credit facility, for capital expenditures and general working capital, which expires on July 21, 2011. This facility consists of prime-based loans and overdrafts, bankers acceptances and U.S. base rate loans and overdrafts, and is guaranteed by the Company. At June 27, 2009, Startco had approximately CAD 3.5 million (equivalent to approximately $3.0 million) available under the revolving credit facility at an interest rate of bankers acceptance rate plus 1.62% (1.94% as of June 27, 2009).
This agreement contains covenants that, among other matters, impose limitations on future mergers, sales of assets, and changes in control, as defined in the agreement. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At June 27, 2009, Startco was in compliance with all covenants.
The Company also has an unsecured domestic financing arrangement, which expires July 21, 2011, consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the Company and agreement with the lenders. At June 27, 2009, the Company had available $75.0 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 0.75% (1.06% as of June 27, 2009).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. Debt, continued
The domestic bank credit agreement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At June 27, 2009, the Company was in compliance with these covenants.
Other Obligations
The Company has an unsecured bank line of credit in Japan that provides a 700 million yen (an equivalent of $7.3 million at June 27, 2009) revolving credit facility at an interest rate of TIBOR plus 0.625% (1.09% as of June 27, 2009). The revolving line of credit becomes due on July 21, 2011. The Company had no outstanding borrowings on the yen facility at June 27, 2009.
The Company also had $2.3 million outstanding in letters of credit at June 27, 2009. No amounts were drawn under these letters of credit at June 27, 2009.
7. Financial Instruments and Risk Management
The Company uses financial instruments to manage its exposures to movements in commodity prices, foreign exchange and interest rates. The use of these financial instruments modifies the Company’s exposure to these risks with the goal of reducing the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivative contracts.
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The fair value is based upon either market quotes for actively traded instruments or independent bids for nonexchange traded instruments. The Company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions to the hedged risk. On the date the derivative is entered into, the Company designates the derivative as a fair value hedge, cash flow hedge or a net investment hedge, and accounts for the derivative in accordance with its designation. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting, and any deferred gains or losses are recorded in the respective measurement period. The Company currently does not have any fair value or net investment hedge instruments.
The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Financial Instruments and Risk Management, continued
Cash Flow Hedges
A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is designated as a cash flow hedge. The effective portion of the change in the fair value of a derivative that is designated as a cash flow hedge is recorded in other comprehensive income (loss). When the impact of the hedged item is recognized in the income statement, the gain or loss included in other comprehensive income (loss) is reported on the same line in the Condensed Consolidated Statements of Income as the hedged item. The Company did not discontinue any cash flow hedges during the six months ended June 27, 2009.
Cash Flow Hedge - Commodity Risk Management
In June 2008, the Company entered into an immaterial one-year swap agreement that concluded in May 2009 to manage its exposure to fluctuations in the cost of zinc, which is used extensively in the manufacturing process of certain products. Amounts included in other comprehensive (loss) income are reclassified into cost of sales in the period in which the hedged transaction is recognized in earnings. As of June 27, 2009, the Company’s zinc swap agreement had expired.
Cash Flow Hedge - Currency Risk Management
In January 2009, the Company entered into a series of weekly forward contracts to buy Mexican pesos to manage its exposure to fluctuations in the cost of this currency, which is used to fund payroll and operating expenses at one of our Mexico manufacturing facilities. The operations of the Mexico facility are accounted for within an entity where the U.S. dollar is the functional currency. The forward contracts run through December 28, 2009. Amounts included in other comprehensive (loss) income are reclassified into cost of sales in the period in which the hedged transaction is recognized in earnings. As of June 27, 2009, the notional amount of the Company’s peso forward contracts was approximately $8.3 million.
Non-Hedge Derivatives
Interest Rate Swap Transaction
On October 29, 2008, the Company entered into a one-year interest rate swap transaction with JPMorgan Chase Bank, N.A. to manage its exposure to fluctuations in the adjustable interest rate of the Loan Agreement. The swap agreement is for a notional amount of $65.0 million and requires the Company to pay a fixed annual rate of 2.85% and JPMorgan Chase Bank, to pay a floating rate tied to the one-month U.S. dollar LIBOR. Upon inception of the transaction, the Company did not elect hedge accounting treatment as the interest rate swap was short-term in nature and was not deemed a material transaction.
Fair Value of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows (in thousands):

		Fair Value
Description	Balance Sheet Item	June 27, 2009	December 27, 2008
Derivative Liabilities - Hedges Cash Flow Hedges	Accrued expenses	$—	$650
Derivative Liabilities - Non-Hedges Interest Rate Swap	Accrued expenses	538	1,056

Total Derivative Liabilities		$538	$1,706

Derivative Assets - Hedges Cash Flow Hedges	Prepaid expenses	$303	$—

Total Derivative Assets		$303	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Financial Instruments and Risk Management, continued
Net Derivative Gain or Loss
     The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income and Other Comprehensive Income (Loss) is as follows (in thousands):

			Location of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	Amount of Gain (Loss)
	Recognized in Other		from Other	Reclassified from Other
	Comprehensive Income (Loss)		Comprehensive	Comprehensive Income (Loss) into
	(Effective Portion)		Income (Loss)	Income (Effective Portion)
	Six Months Ended		into Income	Six Months Ended
	June 27, 2009	June 28, 2008	(Effective Portion)	June 27, 2009	June 28, 2008
Commodity contracts	$57	$(78)	Cost of Sales	$(593)	$(30)
Foreign exchange contracts	266	—	Cost of Sales	(37)	—

Total	$323	$(78)		$(630)	$(30)

Derivative Transactions
At June 27, 2009 and December 27, 2008, ending accumulated other comprehensive (loss) income included $0.3 million in unrealized gains and $0.4 million in unrealized losses, respectively, for derivatives, net of income taxes. The Company did not enter into any new derivative transactions during the second quarter of 2009.
8. Fair Value of Financial Assets and Liabilities
In determining fair value, the Company uses various valuation approaches within the SFAS 157 fair value measurement framework. Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.
SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. SFAS 157 defines levels within the hierarchy based on the reliability of inputs as follows:
Level 1—Valuations based on unadjusted quoted prices for identical assets or liabilities in active markets;
Level 2—Valuations based on quoted prices for similar assets or liabilities or identical assets or liabilities in less active markets, such as dealer or broker markets; and
Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable, such as pricing models, discounted cash flow models and similar techniques not based on market, exchange, dealer or broker-traded transactions.
Following is a description of the valuation methodologies used for instruments measured at fair value and their classification in the valuation hierarchy.
Trading and available-for-sale securities
Equity securities listed on a national market or exchange are valued at the last sales price. Such securities are classified within Level 1 of the valuation hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Fair Value of Financial Assets and Liabilities, continued
Derivative instruments
The fair value of commodity derivatives are valued based on quoted futures prices for the underlying commodity and are categorized as Level 2. The fair values of interest rate and foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2.
The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 3 during the quarter ended June 27, 2009. There were no changes during the quarter ended June 27, 2009, to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of June 27, 2009, the Company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.
The following table presents assets and (liabilities) measured at fair value by classification within the fair value hierarchy as of June 27, 2009 (in thousands):

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$5,494	$—	$—	$5,494
Currency derivative contracts	—	303	—	303
Interest rate derivative contracts	—	(538)	—	(538)

Total	$5,494	$(235)	$—	$5,259

The following table presents assets and (liabilities) measured at fair value by classification within the fair value hierarchy as of December 27, 2008 (in thousands):

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$3,436	$—	$—	$3,436
Commodity derivative contracts	—	(650)	—	(650)
Interest rate derivative contracts	—	(1,056)	—	(1,056)

Total	$3,436	$(1,706)	$—	$1,730

The Company’s other financial instruments include cash and cash equivalents, accounts receivable and long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents and accounts receivable approximate their fair values. The Company’s long-term debt fair value approximates book value at June 27, 2009 and December 27, 2008, respectively, as the long-term debt variable interest rates fluctuate along with market interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Per Share Data
Net (loss) income per share amounts for the three and six months ended June 27, 2009, and June 28, 2008, are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net (loss) income	$(2,584)	$9,141	$(10,368)	$13,253

Average shares outstanding - basic	21,728	21,687	21,724	21,734

Net effect of dilutive stock options and restricted shares	—	182	—	146

Average shares outstanding - diluted	21,728	21,869	21,724	21,880

Net (loss) income per share:
Basic	$(0.12)	$0.42	$(0.48)	$0.61

Diluted	$(0.12)	$0.42	$(0.48)	$0.61

Potential shares of common stock relating to stock options excluded from the earnings per share calculation because their effect would be anti-dilutive were 2,203,364 and 2,153,350 for the three and six months ended June 27, 2009, respectively, and 1,046,122 and 1,154,745 for the three and six months ended June 28, 2008, respectively.
10. Restructuring
During 2006, the Company announced the closure of its Ireland facility, resulting in restructuring charges of $17.1 million, consisting of $20.0 million of accrued severance less a statutory rebate of $2.9 million recorded as a current asset, that were recorded as part of cost of sales. This restructuring, which impacted approximately 131 associates, is part of the Company’s strategy to expand operations in the Asia-Pacific region in order to be closer to current and potential customers and take advantage of lower manufacturing costs. Restructuring charges are based upon each associate’s current salary and length of service with the Company. The additions in 2008 primarily relate to retention costs that were incurred during the transition period. These costs will be paid through 2009. All charges related to the closure of the Ireland facility were recorded in “Other Operating (Loss) Income” for business unit segment reporting purposes. The total cost expected to be incurred through 2009 is $26.1 million. The Company has incurred $26.1 million through June 27, 2009 related to the Ireland restructuring program. A summary of activity of this liability is as follows:

Ireland restructuring (in thousands)

Balance at December 29, 2007	$21,761
Additions	200
Payments	(20,657)
Exchange rate impact	347

Balance at December 27, 2008	1,651
Additions	—
Payments	(782)
Exchange rate impact	(52)

Balance at March 28, 2009	817
Additions	—
Payments	(341)
Exchange rate impact	16

Balance at June 27, 2009	$492

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Restructuring, continued
During 2006, the Company recorded a $5.0 million charge related to the downsizing of the Littelfuse GmbH (formerly known as Heinrich Industries, AG) operations. Manufacturing related charges of $2.3 million were recorded as part of cost of sales and non-manufacturing related charges of $2.7 million were recorded as part of selling, general and administrative expenses. These charges were primarily for redundancy costs and will be paid through 2009. The additions in 2008 primarily relate to retention costs that were incurred during the transition period. All charges related to this downsizing were recorded in “Other Operating (Loss) Income” for business unit segment reporting purposes. This restructuring impacted approximately 52 associates in various technical, production, administrative and support roles. All payments have been made and this obligation was settled as of June 27, 2009.
During 2006, the Company announced the closure of its Irving, Texas facility and the transfer of its semiconductor wafer manufacturing from Irving, Texas to Wuxi, China in a phased transition from 2007 to 2010. A liability of $1.9 million was recorded related to redundancy costs for the manufacturing operation associated with this downsizing. This charge was recorded as part of cost of sales and is included in “Other Operating (Loss) Income” for business unit segment reporting purposes. The total cost expected to be incurred through 2010 is $6.5 million. The Company has incurred $6.2 million through June 27, 2009 related to the Irving, Texas restructuring program. The additions in 2008 primarily relate to retention costs that were incurred during the transition period. Amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining closure period. This restructuring impacted approximately 180 associates in various production and support related roles and will be paid through 2010. A summary of activity of this liability is as follows:

Irving, Texas restructuring (in thousands)

Balance at December 29, 2007	$2,974
Additions	2,176
Payments	(600)

Balance at December 27, 2008	4,550
Additions	473
Payments	(291)

Balance at March 28, 2009	4,732
Additions	211
Payments	(537)

Balance at June 27, 2009	$4,406

During March 2007, the Company announced the closure of its Des Plaines and Elk Grove, Illinois facilities and the transfer of its manufacturing to the Philippines and Mexico in a phased transition from 2007 to 2009. A liability of $3.5 million was recorded related to redundancy costs for the manufacturing and distribution operations associated with this downsizing. Manufacturing related charges of $3.0 million were recorded as part of cost of sales and non-manufacturing related charges of $0.5 million were recorded as part of selling, general and administrative expenses. All charges related to this downsizing were recorded in “Other Operating (Loss) Income” for business unit segment reporting purposes. The additions in 2008 and 2009 primarily relate to retention costs that were incurred during the transition period. Amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining closure period. This restructuring impacted approximately 307 associates in various production and support related roles and will be paid through 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Restructuring, continued
In December 2008, the Company announced a reduction in workforce at its Des Plaines, Illinois corporate headquarters in a phased transition from 2008 to 2009. A liability of $0.9 million was recorded associated with this downsizing. Manufacturing related charges of $0.3 million were recorded as part of cost of sales and non-manufacturing related charges of $0.6 million were recorded as part of selling, general and administrative expenses. All charges related to this downsizing were recorded in “Other Operating (Loss) Income” for business unit segment reporting purposes. During the second quarter of 2009, an additional $1.1 million liability was recorded related to severance and retention costs at the Des Plaines facility. The remaining additions in 2009 primarily relate to retention costs that were incurred during the transition period. The amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining closure period. This restructuring impacted 39 associates in various production and support related roles and the costs relating to the restructuring will be paid in 2009. The total cost expected to be incurred through 2009 is $10.4 million. The Company has incurred $10.2 million through June 27, 2009 related to the Des Plaines and Elk Grove, Illinois restructuring program. A summary of activity of this liability is as follows:

Des Plaines and Elk Grove, Illinois restructuring (in thousands)

Balance at December 29, 2007	$4,710
Additions	3,435
Payments	(3,087)

Balance at December 27, 2008	5,058
Additions	579
Payments	(4,269)

Balance at March 28, 2009	1,368
Additions	1,139
Payments	(523)

Balance at June 27, 2009	$1,984

In March 2008, the Company announced the closure of its Matamoros, Mexico facility and the transfer of its semiconductor assembly and test operation from Matamoros, Mexico to its Wuxi, China facility and various subcontractors in the Asia-Pacific region in a phased transition over two years. A total liability of $4.4 million was recorded related to redundancy costs for the manufacturing operations associated with this downsizing, of which $0.4 million related to associates located at the Company’s Irving, Texas facility and which are reflected in corresponding restructuring liability above. This charge was recorded as part of cost of sales and included in “Other Operating (Loss) Income” for business unit segment reporting purposes. The total cost expected to be incurred through 2009 is $6.3 million. The Company has incurred $4.8 million through June 27, 2009 related to the Matamoros, Mexico restructuring program. The additions in 2008 and 2009 primarily relate to retention costs that were incurred during the transition period. Amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining transition period. This restructuring impacted approximately 950 associates in various production and support related roles and will be paid through 2009. A summary of activity of this liability is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Restructuring, continued

Matamoros restructuring (in thousands)

Balance at December 29, 2007	$—
Additions	4,520
Payments	(650)
Exchange rate impact	(759)

Balance at December 27, 2008	3,111
Additions	129
Payments	(575)
Exchange rate impact	(216)

Balance at March 28, 2009	2,449
Additions	101
Payments	(396)
Exchange rate impact	177

Balance at June 27, 2009	$2,331

In September 2008, the Company announced the closure of its Swindon, U.K. facility, resulting in restructuring charges of $0.8 million, consisting of $0.3 million that was recorded as part of cost of sales and $0.5 million that was recorded as part of research and development expenses. These charges, which impacted 10 associates, were primarily for redundancy costs and will be paid through 2009. Restructuring charges are based upon each associate’s current salary and length of service with the Company. All charges related to the closure of the Swindon facility were recorded in “Other Operating (Loss) Income” for business unit segment reporting purposes. The total cost expected to be incurred through 2009 is $1.2 million. The Company has incurred $1.2 million through June 27, 2009 related to the Swindon restructuring program The additions in 2009 primarily relate to retention costs that were incurred during the transition period. Amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining transition period. A summary of activity of this liability is as follows:

Swindon, U.K. restructuring (in thousands)

Balance at December 29, 2007	$—
Additions	992
Payments	(158)

Balance at December 27, 2008	834
Additions	171
Payments	(21)

Balance at March 28, 2009	984
Additions	35
Payments	(22)

Balance at June 27, 2009	$997

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Restructuring, continued
During May 2009, the Company announced the restructuring of its European organization. The restructuring included the transfer of its manufacturing operations from Dünsen, Germany to Piedras, Mexico and the closure of its distribution facility in Utrecht, Netherlands. The Dünsen closure will impact approximately 58 production employees. The Utrecht closure will impact approximately 37 employees primarily in customer service and administrative roles. The announced restructuring for both of the locations is expected to be completed by the first quarter of 2010. The charges recorded for severance and retention were $1.7 million in Utrecht, Netherlands and $2.7 million in Dünsen, Germany. All charges related to the closure of the Dünsen and Utrecht facilities were recorded in “Other Operating (Loss) Income” for business unit segment reporting purposes. The total cost expected to be incurred through 2010 is $4.6 million. The Company has incurred $4.4 million through June 27, 2009 related to the European restructuring program. A summary of activity by location is shown below (in thousands):

Income Statement Item	Netherlands	Germany	Total
Cost of sales	$—	$2,649	$2,649
Selling, general and administrative expenses	1,697	40	1,73

Balance at June 27, 2009	$1,697	$2,689	$4,386

During May 2009, the Company also announced a restructuring of its Asian operations. The restructuring includes closure of a manufacturing facility in Taiwan and a consolidation of its Asian sales offices. The closure of the Taiwan facility and Asian sales offices will impact approximately 184 employees. The announced restructuring for both of the locations is expected to be completed by the first quarter of 2011. The charge recorded for this restructuring totaled $0.9 million and were related to severance and retention costs. All charges related to the closure and the consolidation of the Asian facilities were recorded in “Other Operating (Loss) Income” for business unit segment reporting purposes. The total cost expected to be incurred through 2011 is $0.9 million. The Company has incurred $0.9 million through June 27, 2009 related to the Asian restructuring program. A summary is shown below (in thousands):

Income Statement Item	Taiwan	Asian Sales Offices	Total
Cost of sales	$481	$—	$481
Selling, general and administrative expenses	—	452	452

Balance at June 27, 2009	$481	$452	$933

11. Income Taxes
The effective tax rate for the second quarter of 2009 was 33.0% tax benefit compared to an effective tax rate of 29.1% tax expense in the second quarter of 2008. The current quarter effective tax rate was impacted by the mix of income (loss) earned in higher tax jurisdictions.
Subsequent to the adoption of FAS 141R, approximately $1.4 million of unrecognized tax benefits that were reported as having no effective income tax affect in future periods will, if recognized, favorably affect the effective income tax rate in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12. Pensions
The components of net periodic benefit cost for the three and six months ended June 27, 2009, compared with the three and six months ended June 28, 2008, were (in thousands):

	U.S. Pension Benefits				Foreign Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Service cost	$125	$832	$757	$1,664	$133	$293	$266	$586
Interest cost	987	1,017	2,065	2,034	230	593	460	1,186
Expected return on plan	(1,068)	(1,174)	(2,181)	(2,348)	(17)	(378)	(34)	(756)
Amortization of prior service cost	—	2	2	4	(3)	(4)	(6)	(8)
Amortization of transition asset	—	—	—	—	—	(23)	—	(46)
Amortization of net (gain) loss	—	4	30	8	2	130	4	260

Total cost of the plan	44	681	673	1,362	345	611	690	1,222
FAS 88 event(s)	73	—	73	—	—	—	—	—
Expected plan participants’ contribution	—	—	—	—	—	377	—	754

Net periodic benefit cost	$117	$681	$746	$1,362	$345	$988	$690	$1976

The expected rate of return assumption on domestic pension assets is 8.5% in 2009 and 2008.
On March 26, 2009, the Company amended its U.S.-based Amended and Restated Littelfuse, Inc. Retirement Plan (the “Pension Plan”), freezing benefit accruals effective April 1, 2009 (FAS 88 event). The amendment provides that participants in the Pension Plan will not receive credit, other than for vesting purposes, for eligible earnings paid or for any months of service worked after the effective date. All accrued benefits under the Pension Plan as of the effective date will remain intact, and service credits for vesting and retirement eligibility will continue in accordance with the terms of the Pension Plan. As a result of the formal decision to freeze the Pension Plan benefit accruals, the Company remeasured its Pension Plan assets and obligations at April 1, 2009, which resulted in a decrease of the Pension Plan obligation of $10.5 million, with a corresponding adjustment to other comprehensive income (loss), net of income taxes.
13. Business Unit Segment Information
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
13. Business Unit Segment Information, continued
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
Business unit segment information for the three and six months ended June 27, 2009 and June 28, 2008 is summarized as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales
Electronics	$61,513	$95,516	$112,744	$180,357
Automotive	23,189	38,950	41,641	75,233
Electrical	16,694	15,360	31,414	27,944

Total net sales	$101,396	$149,826	$185,799	$283,534

Operating (loss) income
Electronics	$(1,640)	$4,793	$(9,506)	$7,131
Automotive	914	4,545	(3,585)	10,394
Electrical	4,180	3,966	6,445	6,459
Other*	(6,910)	—	(6,910)	(4,392)

Total operating (loss) income	(3,456)	13,304	(13,556)	19,592
Interest expense	637	368	1,307	702
Other (income) expense, net	(237)	43	(1,116)	356

(Loss) income before income taxes	$(3,856)	$12,893	$(13,747)	$18,534

*   Included in “Other” operating (loss) income for 2009 are severance and asset impairment charges related to restructuring activities in the U.S., Europe and Asia-Pacific locations. For 2008, included in “Other” operating (loss) income are restructuring charges related to the closure of the Company’s Matamoros, Mexico facility.
Export sales to Hong Kong were 23% and 20% of consolidated net sales for the three and six months ended June 27, 2009, respectively, compared to 19% and 18% in the comparable prior year periods. No other foreign country sales exceeded 10% of consolidated net sales for the three and six months ended June 27, 2009 or June 28, 2008. Sales to no single customer amounted to 10% or more of the Company’s net sales for the three and six months ended June 27, 2009, respectively, compared to 10% and 11% of net sales in the comparable prior year periods.
The Company’s net sales by geographical area for the three and six months ended June 27, 2009 and June 28, 2008 are summarized as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales
Americas	$36,858	$55,061	$73,681	$104,782
Europe	19,697	35,820	37,347	69,153
Asia-Pacific	44,841	58,945	74,771	109,599

Total net sales	$101,396	$149,826	$185,799	$283,534

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13. Business Unit Segment Information, continued
The Company’s long-lived assets (total net property, plant and equipment, intangibles assets, goodwill and investments) by geographical area as of June 27, 2009 and December 27, 2008 are summarized as follows (in thousands):

	June 27, 2009	December 27, 2008
Long-lived assets
Americas	$155,840	$159,540
Europe	46,616	46,364
Asia-Pacific	90,521	87,251

Consolidated total	$292,977	$293,155

14. Goodwill
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
The Company concluded that no indicators of impairment were present during the second quarter of 2009 primarily as results for the second quarter of 2009 met or exceeded forecasted results included in the first quarter 2009 impairment test for each reporting unit.
The Company will continue to perform a goodwill impairment test as required on an annual basis and on an interim basis, if there is an event or change in circumstances that indicate the goodwill of a reporting unit may be impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15. Comprehensive (Loss) Income
The following table sets forth the computation of comprehensive (loss) income for the three and six months ended June 27, 2009 and June 28, 2008, respectively (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net (loss) income	$(2,584)	$9,141	$(10,368)	$13,253
Other comprehensive income:
Currency translation adjustments	5,750	(1,283)	916	8,550
Minimum pension liability adjustment, net of income taxes ($3,985) in 2009	6,485	—	6,485	183
Gain (loss) on derivative, net of income taxes	694	(78)	632	(78)
Unrealized gain (loss) on available-for-sale securities, net of $0 income taxes	821	(1,146)	2,006	(1,142)

Comprehensive (loss) income	$11,166	$6,634	$(329)	$20,766

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Littelfuse, Inc. and its subsidiaries (the “Company”) design, manufacture, and sell circuit protection devices for use in the electronics, automotive and electrical markets throughout the world. The following table is a summary of the Company’s operating segments’ net sales by business unit and geography:
Net Sales by Business Unit and Geography (in millions, unaudited)

	Second Quarter			Year-to-Date
	2009	2008	% Change	2009	2008	% Change
Business Unit
Electronics	$61.5	$95.5	(36)%	$112.8	$180.4	(37)%
Automotive	23.2	38.9	(40)%	41.6	75.2	(45)%
Electrical	16.7	15.4	8%	31.4	27.9	13%

Total	$101.4	$149.8	(32)%	$185.8	$283.5	(34)%

	Second Quarter			Year-to-Date
	2009	2008	% Change	2009	2008	% Change
Geography*
Americas	$36.9	$55.1	(33)%	$73.7	$104.8	(30)%
Europe	19.7	35.8	(45)%	37.3	69.1	(46)%
Asia-Pacific	44.8	58.9	(24)%	74.8	109.6	(32)%

Total	$101.4	$149.8	(32)%	$185.8	$283.5	(34)%

*   Sales by geography represent sales to customer or distributor locations.
Results of Operations - Second Quarter, 2009
Net sales decreased $48.4 million or 32% to $101.4 million in the second quarter of 2009 compared to $149.8 million in the second quarter of 2008, reflecting weak sales in all three business units and negative currency effects.
Sales in the electronics business unit decreased $34.0 million or 36% to $61.5 million in the second quarter of 2009 compared to $95.5 million in the second quarter of 2008, reflecting weaker demand in all three regions as well as unfavorable currency impacts. Automotive sales decreased $15.7 million or 40% to $23.2 million in the second quarter of 2009 compared to $38.9 million in the second quarter of 2008 primarily due to weak demand in North America and Europe. Electrical sales increased $1.3 million or 8% to $16.7 million in the second quarter of 2009 compared to $15.4 million in the second quarter of 2008 due to the inclusion of $5.3 million of the Company’s acquisition, Startco, sales partially off-set by a decline in power fuse sales. Startco was acquired on September 30, 2008.

On a geographic basis, sales in the Americas decreased $18.2 million or 33% to $36.9 million in the second quarter of 2009 compared to $55.1 million in the second quarter of 2008, primarily due to weak demand across all three business units. Europe sales decreased $16.1 million or 45% to $19.7 million in the second quarter of 2009 compared to $35.8 million in the second quarter of 2008 mainly due to weak automotive and electronic sales and unfavorable currency effects. Asia-Pacific sales decreased $14.1 million or 24% to $44.8 million in the second quarter of 2009 compared to $58.9 million in the second quarter on 2008 primarily due to declines in electronic revenue and unfavorable currency effects.
Gross profit was $25.4 million or 25% of net sales for the second quarter of 2009, compared to $47.5 million or 32% of net sales in the same quarter last year. The decrease in gross margin was mainly attributable to loss of operating leverage due to low volumes and restructuring charges.
Total operating expense was $28.9 million or 28% of net sales for the second quarter of 2009 compared to $34.2 million or 23% of net sales for the same quarter in 2008. The decrease in operating expense primarily reflects savings generated by cost saving programs partially offset by current restructuring charges of approximately $3.0 million.
Operating loss was $3.5 million for the second quarter of 2009 compared to operating income of $13.3 million for the same quarter in 2008.
Interest expense was $0.6 million in the second quarter of 2009 compared to $0.4 million for the same quarter in 2008. The increase in interest expense is due to higher outstanding debt during the second quarter of 2009 when compared to the second quarter of 2008. Other expense (income), net, consisting of interest income, royalties, non-operating income and foreign currency items, was ($0.2) million for the second quarter of 2009 compared to $0.1 million in the second quarter of 2008. The more favorable result in 2009 primarily reflects the impact from foreign exchange settlements.
Loss before income taxes was $3.9 million for the second quarter of 2009 compared to income before income taxes of $12.9 million for the second quarter of 2008. Income tax benefit was $1.3 million with an effective tax rate of 33.0% for the second quarter of 2009 compared to $3.8 million with an effective tax rate of 29.1% in the second quarter of 2008. The current quarter effective tax rate was negatively impacted by the mix of income (loss) earned in higher tax jurisdictions.
Net loss for the second quarter of 2009 was $2.6 million or $0.12 per diluted share compared to net income of $9.1 million or $0.42 per diluted share for the same quarter of 2008.
Results of Operations - Six Months, 2009
Net sales decreased $97.7 million or 35% to $185.8 million in the first six months of 2009 compared to $283.5 million in the first six months of 2008, reflecting weak demand in all three business units.
Sales in the electronics business unit decreased $67.6 million or 37% to $112.8 million in the first six months of 2009 compared to $180.4 million in the first six months of 2008, reflecting weak demand in all three regions. Automotive sales decreased $33.6 million or 45% to $41.6 million in the first six months of 2009 compared to $75.2 million in the first six months of 2008 due to weak demand in the passenger vehicle market in North America and Europe and declines in the off-road truck and bus market globally. Electrical sales increased $3.5 million or 13% to $31.4 million in the first six months of 2009 compared to $27.9 million in the first six months of 2008 due to the inclusion of $9.6 million of Startco sales partially off-set by weaker demand for power fuses.
On a geographic basis, sales in the Americas decreased $31.1 million or 30% to $73.7 million in the first six months of 2009 compared to $104.8 million in the first six months of 2008, primarily due to weak demand across all three business units partially off-set by the inclusion of Startco revenues. Europe sales decreased $31.8 million or 46% to $37.3 million in the first six months of 2009 compared to $69.1 million in the first six months of 2008 mainly due to weak automotive and electronics sales and unfavorable currency effects. Asia-Pacific sales decreased

$34.8 million or 32% to $74.8 million in the first six months of 2009 compared to $109.6 million in the first six months on 2008 primarily due to weak demand for electronics products and unfavorable currency effects.
Gross profit was $43.7 million or 24% of net sales for the first six months of 2009, compared to $85.9 million or 30% of net sales in the same period last year. The decrease in gross margin was mainly attributable to loss of operating leverage because of low volumes and restructuring charges.
Total operating expense was $57.2 million or 31% of net sales for the first six months of 2009 compared to $66.3 million or 23% of net sales for the same period in 2008. The decrease in operating expense primarily reflects savings generated by cost saving programs partially offset by current restructuring charges of approximately $3.0 million.
Operating loss was $13.6 million for the first six months of 2009 compared to operating income of $19.6 million for the same period in 2008.
Interest expense was $1.3 million in the first six months of 2009 compared to $0.7 million for the first six months of 2008. The increase in interest expense is due to higher outstanding debt during the first six months of 2009 compared to the first six months of 2008. Other expense (income), net, consisting of interest income, royalties, non-operating income and foreign currency items, was ($1.1) million for the first six months of 2009 compared to $0.4 million in the first six months of 2008. The more favorable result in 2009 primarily reflects the impact from foreign exchange settlements.
Loss before income taxes was $13.7 million for the first six months of 2009 compared to income before income taxes of $18.5 million for the first six months of 2008. Income tax benefit was $3.4 million with an effective tax rate of 24.6% for the first six months of 2009 compared to income before income taxes of $5.3 million with an effective tax rate of 28.5% in the first six months of 2008. The lower effective tax rate is due to the mix of income (loss) earned in lower tax jurisdictions.
Net loss for the first six months of 2009 was $10.4 million or $0.48 per diluted share compared to net income of $13.3 million or $0.61 per diluted share for the same period last year.
Liquidity and Capital Resources
The Company historically has financed capital expenditures through cash flows from operations. Despite the recent adverse changes in market conditions, management expects that cash flows from operations and available lines of credit will be sufficient to support both the Company’s operations and its debt obligations for the foreseeable future.
Term Loan
On September 29, 2008, the Company entered into a Loan Agreement with various lenders that provides the Company with a five-year term loan facility of up to $80.0 million for the purposes of (i) refinancing certain existing indebtedness; (ii) funding working capital needs; and (iii) funding capital expenditures and other lawful corporate purposes, including permitted acquisitions. The Loan Agreement also contains an expansion feature, pursuant to which the Company may from time to time request incremental loans in an aggregate principal amount not to exceed $40.0 million. The Company had $68.0 million outstanding at June 27, 2009. Further information regarding this arrangement is provided in Note 6.
The Loan Agreement requires the Company to meet certain financial tests, including a consolidated leverage ratio and a consolidated interest coverage ratio. The Loan Agreement also contains additional affirmative and negative covenants which, among other things, impose certain limitations on the Company’s ability to merge with other companies, create liens on its property, incur additional indebtedness, enter into transactions with affiliates except on an arm’s length basis, dispose of property, or issue dividends or make distributions. At June 27, 2009, the Company was in compliance with all covenants.
Revolving Credit Facilities
On January 28, 2009, Startco entered into an unsecured financing arrangement with a foreign bank that provided a CAD 10.0 million (equivalent to approximately $8.6 million at June 27, 2009) revolving credit facility, for capital expenditures and general working capital, which expires on July 21, 2011. This facility consists of prime-based loans and overdrafts, bankers acceptances and U.S. base rate loans and overdrafts, and is guaranteed by the Company. At June 27, 2009, Startco had approximately CAD 3.5 million (equivalent to approximately $3.0 million at June 27, 2009) available under the revolving credit facility at an interest rate of bankers acceptance rate plus 1.62% (1.94% as of June 27, 2009).

This agreement contains covenants that, among other matters, impose limitations on future mergers, sales of assets, and changes in control, as defined in the agreement. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At June 27, 2009, Startco was in compliance with all covenants.
The Company also has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the Company and agreement with the lenders, which expires on July 21, 2011. At June 27, 2009, the Company had available $75.0 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 0.75% (1.06% as of June 27, 2009).
The domestic bank credit agreement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At June 27, 2009, the Company was in compliance with all covenants.
Other Obligations
The Company has an unsecured bank line of credit in Japan that provides a 700 million yen (an equivalent of $7.3 million at June 27, 2009) revolving credit facility at an interest rate of TIBOR plus 0.625% (1.09% as of June 27, 2009). The revolving line of credit becomes due on July 21, 2011. The Company had no outstanding borrowings on the yen facility at June 27, 2009.
The Company also had $2.3 million outstanding in letters of credit at June 27, 2009. No amounts were drawn under these letters of credit at June 27, 2009.
The Company started 2009 with $70.9 million of cash and cash equivalents. Net cash used in operating activities was approximately $4.2 million for the first six months of 2009 reflecting a $10.4 million net loss and $15.0 million used to fund various working capital needs, partially offset by $21.2 million in non-cash adjustments (primarily $18.0 million in depreciation and amortization and $2.6 million in stock-based compensation). Working capital needs (including short-term and long-term items) that impacted cash flows in 2009 consisted of net decreases in accrued payroll and severance ($4.7 million), accounts payable and accrued expenses ($6.5 million), accrued taxes ($7.9 million), increases in accounts receivable ($5.9 million), prepaid expenses and other ($1.5 million), partially offset by a decrease in inventories ($11.5 million).
Net cash used in investing activities was approximately $12.2 million and included $11.4 million in capital spending, related to the Company’s manufacturing plant expansion in the Asia-Pacific region, new production facilities in Canada, office space for the Company’s new U.S. headquarters and a $0.9 million payment associated with the Shock Block acquisition (refer to Note 3). Net cash used in financing activities included net payments of debt of $6.4 million. The effects of exchange rate changes did not significantly impact cash and cash equivalents. The net cash used in operating activities and investing activities combined with the effects of exchange rate changes less net cash provided by financing activities resulted in a $22.6 million decrease in cash, which left the Company with a cash balance of approximately $48.3 million at June 27, 2009.
The ratio of current assets to current liabilities was 3.1 to 1 at the end of the second quarter of 2009 and at year-end 2008 and 2.4 to 1 at the end of the second quarter of 2008. Days sales outstanding in accounts receivable was approximately 62 days at the end of the second quarter of 2009, compared to 57 days at the end of the second quarter of 2008 and 53 days at year-end 2008. The increase in days sales outstanding was due primarily to accelerating sales during the first half of 2009. Days inventory outstanding was approximately 66 days at the end of the second quarter of 2009 compared to 71 days at the year-end 2008 and 56 days at end of the second quarter of 2008. The decrease in days inventory outstanding from year-end 2008 to the second quarter of 2009 is a result of inventory balances declining at a faster rate than cost of sales for the same period. This had a positive impact on the days inventory outstanding ratio for the quarter ended 2009 as compared to the year ended December 27, 2008. The increase in days inventory outstanding from the second quarter of 2008 to the second quarter of 2009 is a result of cost of goods sold declining at a faster rate than inventory balances for the same period. This had a negative impact on the days inventory outstanding ratio for the second quarter ended 2009 as compared to the second quarter of 2008.

Outlook
The Company’s automotive and electronics markets continued to show weakness in the first half of 2009 as a result of the sharp downturn in the global economy that began in 2008. The Company believes this weakness could continue through all of 2009 and into 2010. The electrical business also weakened in the first half of 2009 and could be further impacted by declining non-residential construction into 2010.
In 2005, the Company initiated a phased transition to consolidate its manufacturing into fewer facilities in low-cost locations in China, the Philippines and Mexico. These manufacturing transfer programs remain on or ahead of schedule and are expected to generate approximately $20 million in cost savings in 2009 and additional savings in 2010.
In addition, the Company began executing a plan that is expected to reduce operating expenses by approximately $20 million and manufacturing costs by approximately $10 million over and above the $20 million in transfer-related savings for 2009. These cost savings are expected to reduce the Company’s breakeven point and position the Company for improved profitability when the global economy recovers.
The Company is also taking actions to reduce capital spending. Capital spending for 2009 is now expected to be approximately $21 million and is expected to be below $20 million in 2010.
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
Interest Rates
The Company had $68.0 million in debt outstanding under its term loan at June 27, 2009, which is described above in Item 2 under Liquidity and Capital Resources. In order to reduce interest rate risk and effectively manage its exposure to fluctuations in the adjustable interest rate of the loan, the Company entered into a one-year interest rate swap transaction with JPMorgan Chase Bank, N.A. on October 29, 2008. The interest rate swap is for a notional amount of $65.0 million and allows the Company to pay a fixed annual rate of 2.85% on the notional amount and requires JPMorgan Chase Bank, N.A. to pay a floating rate tied to the one-month U.S. dollar LIBOR.
The Company also had $5.6 million in debt outstanding under revolving credit facilities at June 27, 2009, at variable rates. While 100% of this debt has variable interest rates, the Company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.

Foreign Exchange Rates
The majority of the Company’s operations consist of manufacturing and sales activities in foreign countries. The Company has manufacturing facilities in Mexico, Canada, Germany, China, Taiwan and the Philippines. During the second quarter of 2009, sales to customers outside the U.S. were 66% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan or Taiwanese dollars.
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
Commodities
The Company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the Company’s earnings. The most significant of these exposures is to copper, where at current prices and volumes, a 10% price change would affect pre-tax profit by approximately $0.5 million. During the second quarter of 2008, the Company entered into a one-year swap agreement to mitigate its exposure to fluctuations in the price of zinc, which expired in May 2009. Further information regarding this commodity contract is provided in Note 6.
The Company purchases a particular type of silicon as a raw material for many of its semiconductor products. Market demand for this commodity fluctuated significantly during 2008, but has stabilized during the first half of 2009. The Company is taking actions to ensure access to adequate sources of supply to meet its expected future demand for this material.
The cost of oil fluctuated dramatically during 2008, but has stabilized during the first quarter of 2009. However, there is a risk that a return to high prices for oil and electricity during the remainder of 2009 could have a significant impact on the Company’s transportation and utility expenses.
Item 4. Controls and Procedures.
As of June 27, 2009, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Quarterly Report on Form 10-Q. There were no significant changes in the Company’s internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the Company’s internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the Company’s Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION
Item 1A. Risk Factors.
A detailed description of risks that could have a negative impact on our business, revenues and performance results can be found under the caption “Risk Factors” in our most recent Form 10-K, filed on February 25, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a program for the period May 1, 2009 to April 30, 2010. The Company did not repurchase any shares of its common stock through June 27, 2009, and 1,000,000 shares may yet be purchased under the program as of June 27, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
(a) The annual meeting of stockholders of Littelfuse, Inc. was held on April 24, 2009.
(b) Tzau-Jin (T.J.) Chung, John P. Driscoll, Anthony Grillo, Gordon Hunter, John E. Major, William P. Noglows and Ronald L. Schubel were reelected as directors at the meeting.
(c) The following votes were taken in connection with the election of directors at the meeting:

Director	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
Tzau-Jin (T.J.) Chung	20,240,071	730,982	—	—
John P. Driscoll	18,257,959	2,713,094	—	—
Anthony Grillo	20,108,912	867,141	—	—
Gordon Hunter	19,962,700	1,008,353	—	—
John E. Major	19,846,369	1,124,684	—	—
William P. Noglows	18,392,364	2,578,689	—	—
Ronald L. Schubel	19,198,253	1,772,800	—	—
The proposal to ratify the Board of Director’s appointment of Ernst &Young LLP as the Company’s independent registered public accounting firm for the fiscal year of the Company ending December 29, 2007 was approved. The following votes were taken in connection with this proposal:

		Votes		Broker
Proposal	Votes For	Against	Abstentions	Non-Votes
Approval and ratification of the Board of Director’s appointment of Ernst & Young LLP as independent registered public accounting firm for fiscal 2009	20,688,441	276,156	6,455	—
Item 6. Exhibits.

Exhibit	Description

31.1	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 27, 2009, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.
Date: July 30, 2009	By:	/s/ Philip G. Franklin
Philip G. Franklin
Vice President, Operations Support, Chief Financial Officer and Treasurer (As duly authorized officer and as the principal financial and accounting officer)