Form 10-Q
period 2009-09-26
LITTELFUSE INC /DE
filed 2009-10-29
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☑
     As of September 26, 2009, 21,766,512 shares of common stock, $.01 par value, of the Registrant were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
LITTELFUSE, INC.
Condensed Consolidated Balance Sheets
(In thousands of USD)

	September 26, 2009	December 27, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,389	$70,937
Accounts receivable, less allowances	80,146	62,126
Inventories	54,100	66,679
Deferred income taxes	11,941	11,693
Prepaid expenses and other current assets	18,116	17,968

Total current assets	221,692	229,403

Property, plant and equipment:
Land	11,274	11,089
Buildings	73,453	68,165
Equipment	287,560	301,835

	372,287	381,089
Accumulated depreciation	(221,083)	(220,939)

Net property, plant and equipment	151,204	160,150

Intangible assets, net of amortization:
Patents, licenses and software	12,046	8,077
Distribution network	11,409	11,577
Customer lists, trademarks and tradenames	13,037	2,954
Goodwill	96,908	106,961

	133,400	129,569
Investments	8,325	3,436
Deferred income taxes	13,815	15,235
Other assets	1,170	1,135

Total Assets	$529,606	$538,928

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,266	$18,854
Accrued payroll	15,328	17,863
Accrued expenses	8,837	17,220
Accrued severance	13,910	8,393
Accrued income taxes	1,745	2,570
Current portion of long-term debt	19,488	8,000

Total current liabilities	78,574	72,900

Long-term debt, less current portion	58,000	72,000
Accrued severance	395	7,200
Accrued post-retirement benefits	24,546	41,637
Other long-term liabilities	11,261	11,340

Total shareholders’ equity	356,830	333,851

Total Liabilities and Shareholders’ Equity	$529,606	$538,928

Common shares issued and outstanding of 21,766,512 and 21,719,734, at September 26, 2009 and December 27, 2008, respectively
See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Income (Loss)
(In thousands of USD, except per share data, unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 26,	September 27,		September 27,
	2009	2008	September 26, 2009	2008
Net sales	$116,420	$141,448	$302,219	$424,982

Cost of sales	79,804	105,548	221,915	303,139

Gross profit	36,616	35,900	80,304	121,843

Selling, general and administrative expenses	21,174	26,594	66,462	79,216
Research and development expenses	4,222	6,265	13,755	18,101
Amortization of intangibles	1,209	1,030	3,632	2,923

	26,605	33,889	83,849	100,240

Operating income (loss)	10,011	2,011	(3,545)	21,603

Interest expense	537	346	1,844	1,048
Other (income) expense, net	648	(3,246)	(468)	(2,890)

Income (loss) before income taxes	8,826	4,911	(4,921)	23,445

Income taxes	768	923	(2,611)	6,204

Net income (loss)	$8,058	$3,988	$(2,310)	$17,241

Net income (loss) per share:
Basic	$0.37	$0.18	$(0.11)	$0.79

Diluted	$0.37	$0.18	$(0.11)	$0.79

Weighted average shares and equivalent shares outstanding:
Basic	21,750	21,703	21,733	21,724

Diluted	21,882	21,855	21,733	21,871

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Cash Flows
(In thousands of USD, unaudited)

	For the Nine Months Ended
	September 26,	September 27,
	2009	2008
Operating activities:
Net (loss) income	$(2,310)	$17,241
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	23,618	20,843
Amortization of intangibles	3,632	2,923
Impairment of assets	829	—
Stock-based compensation	4,297	3,770
Loss (gain) on sale of property, plant and equipment	494	(305)
Loss on sale of investment	68	—
Pension settlement expense	—	5,725
Changes in operating assets and liabilities:
Accounts receivable	(15,984)	(5,669)
Inventories	13,826	(6,190)
Accounts payable and accrued expenses	(12,713)	(223)
Accrued payroll and severance	(4,456)	(11,552)
Accrued and deferred income taxes	(9,582)	(5,796)
Prepaid expenses and other	(975)	7,082

Net cash provided by operating activities	744	27,849

Investing activities:
Purchases of property, plant, and equipment	(13,362)	(36,956)
Purchases of businesses, net of cash acquired	(920)	(9,280)
Proceeds from sale of investment	133	—
Proceeds from sale of property, plant and equipment	72	3,384

Net cash used in investing activities	(14,077)	(42,852)

Financing activities:
Proceeds from debt	20,488	75,500
Payments of debt	(23,000)	(51,412)
Notes receivable, common stock	—	5
Purchases of common stock	—	(6,623)
Proceeds from exercise of stock options	773	1,687

Net cash (used in) provided by financing activities	(1,739)	19,157

Effect of exchange rate changes on cash and cash equivalents	1,524	(1,733)

(Decrease) increase in cash and cash equivalents	(13,548)	2,421
Cash and cash equivalents at beginning of period	70,937	64,943

Cash and cash equivalents at end of period	$57,389	$67,364

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the Period Ended September 26, 2009
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Littelfuse, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S.generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, and accrued employee-related costs pursuant to contractual obligations, considered necessary for a fair presentation have been included. Operating results for the period ended September 26, 2009 are not necessarily indicative of the results that may be expected for the year ending January 2, 2010. For further information, refer to the Company’s consolidated financial statements and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008.
Management has evaluated subsequent events through October 29, 2009, the date the financial statements were filed with the Securities and Exchange Commission (“SEC”).
2. Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) No. 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”). ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of ASC 820-10 had no material impact on the financial condition, results of operations or cash flows of the Company, but resulted in certain additional disclosures as reflected in Note 8.
In December 2007, the FASB issued ASC No. 810-10-65, “Noncontrolling Interests in Consolidated Financial Statements” (“ASC 810-10-65”). ASC 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. ASC 810-10-65 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the Consolidated Statements of Income. ASC 810-10-65 also amends certain other consolidation procedures for consistency with the requirements of ASC 805-10 and includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. As a result of the adoption of ASC 810-10-65, the Company reclassified its immaterial noncontrolling interest from “Other long-term liabilities” to “Total shareholders’ equity” as of December 27, 2008 to conform to the presentation at September 26, 2009.
In March 2008, the FASB issued ASC 815-10-65, “Disclosures about Derivative Instruments and Hedging Activities” (“ASC 815-10-65”). The new standard requires enhanced disclosure about a company’s derivatives and hedging to help investors understand their impact on a company’s financial position, financial performance and cash flows. ASC 815-10-65 is effective for periods beginning after November 15, 2008. The adoption of ASC 815-10-65 resulted in additional disclosures regarding the Company’s derivative activities as reflected in Note 7.
In June 2008, the FASB issued guidance titled “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data presentation to conform with the guidance provisions. The guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted the new guidance on December 28, 2009 which did not have a material effect on the computation of its earnings per share.
In May 2009, the FASB issued ASC No. 815-10-65, “Subsequent Events” (“ASC 815-10-65”). ASC 815-10-65 sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, circumstances under

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. Recent Accounting Pronouncements (continued)
which an entity should recognize events or transactions that may occur for potential recognition and disclosure in the financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC 815-10-65 resulted in additional disclosures regarding the date through which management has evaluated subsequent events and the basis for that date as reflected in Note 1.
In June 2009, the FASB issued, “The FASB Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“the codification standard”). The codification standard is effective for fiscal years, and interim periods, ending after September 15, 2009. The codification standard is intended to improve financial reporting by identifying the FASB Accounting Standards Codification and rules and interpretive releases of the
SEC under authority of federal securities laws as the sole sources of authoritative accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for SEC registrants. The Company adopted the codification standard on September 26, 2009. The adoption of the codification standard did not have a material impact on the Company’s consolidated financial position or results of operations.
In April 2009, the FASB issued ASC No. 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10-65”). ASC 825-10-65 amends existing guidance to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This statement also amends existing guidance to require those disclosures in all interim financial statements. ASC 825-10-65 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 825-10-65 resulted in additional disclosures as reflected in Note 8.
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
On September 17, 2008, the Company signed a definitive agreement to acquire the stock of Startco Engineering Ltd. (“Startco”), a leading manufacturer in ground-fault protection products and custom-power distribution centers located in Saskatchewan, Canada. On September 30, 2008, the Company completed the purchase of Startco for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3. Acquisition of Business, continued
approximately $38.9 million. The Company funded the acquisition with proceeds from the Loan Agreement discussed under the heading “Term Loan” in Note 6.
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
4. Inventories
The components of inventories at September 26, 2009 and December 27, 2008 are as follows (in thousands):

	September 26, 2009	December 27, 2008
Raw material	$20,809	$22,642
Work in process	9,639	11,524
Finished goods	23,652	32,513

Total inventories	$54,100	$66,679

5. Investments
Included in the Company’s investments are shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company whose shares are traded on the Taiwan Stock Exchange. In addition, the Company had an immaterial investment in Sumi Motherson, an Indian company,that was sold during the quarter ended September 26, 2009 for €0.1 million. Both of these investments were acquired as part of the Littelfuse GmbH (formerly known as Heinrich Industries, AG) acquisition. The Company’s Polytronics shares held represent approximately 8.0% of total

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. Investments, continued
Polytronics shares outstanding at September 26, 2009 and December 27, 2008. The cost of the Polytronics investment at September 26, 2009 and December 27, 2008 was €2.1 million. The fair value of the Polytronics investment was €5.7 million (approximately $8.3 million) at September 26, 2009 and €2.1 million (approximately $2.9 million) at December 27, 2008, based on the quoted market price at the close of business corresponding to each date. Included in 2009 other comprehensive (loss) income was an unrealized gain of $5.0 million due to the increase in fair market value for the nine months ended September 26, 2009.
The remaining difference in the fair value of this investment was due to the impact of changes in exchange rates, which is included as a component of the currency translation adjustments of other comprehensive income (loss).
6. Debt
The carrying amounts of debt at September 26, 2009 and December 27, 2008 are as follows:

(In thousands)	September 26, 2009	December 27, 2008
Term loan	$66,000	$80,000
Revolving credit facilities	11,488	—

	77,488	80,000
Less: Current portion of long-term debt	19,488	8,000

Total long-term debt	$58,000	$72,000

Term Loan
On September 29, 2008, the Company entered into a Loan Agreement with various lenders that provides the Company with a five-year term loan facility of up to $80.0 million for the purposes of (i) refinancing certain existing indebtedness; (ii) funding working capital needs; and (iii) funding capital expenditures and other lawful corporate purposes, including permitted acquisitions. The Loan Agreement also contains an expansion feature, pursuant to which the Company may from time to time request incremental loans in an aggregate principal amount not to exceed $40.0 million. The Company had $66.0 million outstanding on the term loan at September 26, 2009.
At the Company’s option, any loan under the Loan Agreement bears interest at a rate equal to the applicable rate, as determined in accordance with the pricing grid set forth in the Loan Agreement, plus one of the following indexes: (i) LIBOR or (ii) the Base Rate (defined as the higher of (a) the prime rate publicly announced from time to time by JP Morgan Chase Bank, N.A. and (b) the federal funds rate plus 0.50%). Overdue amounts bear a fee of 2.0% per annum above the applicable rate. The actual interest rate applicable to the term loan was approximately 2.3% at September 26, 2009.
The Loan Agreement requires the Company to meet certain financial tests, including a consolidated leverage ratio and a consolidated interest coverage ratio. The Loan Agreement also contains additional affirmative and negative covenants which, among other things, impose certain limitations on the Company’s ability to merge with other companies, create liens on its property, incur additional indebtedness, enter into transactions with affiliates except on an arm’s length basis, dispose of property, or issue dividends or make distributions. At September 26, 2009, the Company was in compliance with all covenants.
Revolving Credit Facilities
On January 28, 2009, Startco entered into an unsecured financing arrangement with a foreign bank that provided a CAD 10.0 million (equivalent to approximately $9.2 million at September 26, 2009) revolving credit facility, for capital expenditures and general working capital, which expires on July 21, 2011. This facility consists of prime-based loans and overdrafts, bankers acceptances and U.S. base rate loans and overdrafts, and is guaranteed by the Company. At September 26, 2009, Startco had approximately CAD 1.3 million (equivalent to approximately $1.2 million) available under the revolving credit facility at an interest rate of bankers acceptance rate plus 1.62% (2.10% as of September 26, 2009).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. Debt, continued
This agreement contains covenants that, among other matters, impose limitations on future mergers, sales of assets, and changes in control, as defined in the agreement. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At September 26, 2009, Startco was in compliance with all covenants.
The Company also has an unsecured domestic financing arrangement, which expires July 21, 2011, consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the Company and agreement with the banks. At September 26, 2009, the Company had available $71.5 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 0.875% (1.12% as of September 26, 2009).
The domestic bank financing arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At September 26, 2009, the Company was in compliance with these covenants.
Other Obligations
The Company had an unsecured bank line of credit in Japan that provided a 700 million yen revolving credit facility at an interest rate of TIBOR plus 0.625%. The revolving line of credit was due on July 21, 2011. The line of credit was closed on July 14, 2009. The Company had no outstanding borrowings on the yen facility at the time of the closing.
The Company also had $2.3 million outstanding in letters of credit at September 26, 2009. No amounts were drawn under these letters of credit at September 26, 2009.
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
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The fair value is based upon either market quotes for actively traded instruments or independent bids for non-exchange traded instruments. The Company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions to the hedged risk. On the date the derivative is entered into, the Company designates the derivative as a fair value hedge, cash flow hedge or a net investment hedge, and accounts for the derivative in accordance with its designation. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting, and any deferred gains or losses are recorded in the respective measurement period. The Company currently does not have any fair value or net investment hedge instruments.
The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Financial Instruments and Risk Management, continued
Cash Flow Hedges
A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is designated as a cash flow hedge. The effective portion of the change in the fair value of a derivative that is designated as a cash flow hedge is recorded in other comprehensive income (loss). When the impact of the hedged item is recognized in the income statement, the gain or loss included in other comprehensive income (loss) is reported on the same line in the Condensed Consolidated Statements of Income as the hedged item. The Company did not discontinue any cash flow hedges during the nine months ended September 26, 2009.
Cash Flow Hedge — Commodity Risk Management
In June 2008, the Company entered into an immaterial one-year swap agreement to manage its exposure to fluctuations in the cost of zinc, which is used extensively in the manufacturing process of certain products. Amounts included in other comprehensive income (loss) are reclassified into cost of sales in the period in which the hedged transaction is recognized in earnings. The Company’s zinc swap agreement expired in June 2009.
Cash Flow Hedge — Currency Risk Management
In January 2009, the Company entered into a series of weekly forward contracts to buy Mexican pesos to manage its exposure to fluctuations in the cost of this currency through December 28, 2009. The Company uses Mexican pesos to fund payroll and operating expenses at one of the Company’s Mexico manufacturing facilities. The operations of the Mexico facility are accounted for within an entity where the U.S. dollar is the functional currency. In September 2009, the Company extended the arrangement through June 28, 2010. Amounts included in other comprehensive income (loss) are reclassified into cost of sales in the period in which the hedged transaction is recognized in earnings. As of September 26, 2009, the notional amount of the Company’s peso forward contracts was approximately $7.5 million.
Non-Hedge Derivatives
Interest Rate Swap Transaction
On October 29, 2008, the Company entered into a one-year interest rate swap transaction with JPMorgan Chase Bank, N.A. to manage its exposure to fluctuations in the adjustable interest rate of the Loan Agreement. The swap agreement is for a notional amount of $65.0 million and requires the Company to pay a fixed annual rate of 2.85% and JPMorgan Chase Bank, to pay a floating rate tied to the one-month U.S. dollar LIBOR. Upon inception of the transaction, the Company did not elect hedge accounting treatment as the interest rate swap was short-term in nature and was not deemed a material transaction. All changes in fair value are reflected immediately in the Consolidated Statements of Income (Loss).
Fair Value of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the Company were as follows (in thousands):

		Fair Value
		September 26,	December 27,
Description	Balance Sheet Item	2009	2008
Derivative Liabilities — Hedges
Cash Flow Hedges	Accrued expenses	$—	$650
Derivative Liabilities — Non-Hedges
Interest Rate Swap	Accrued expenses	146	1,056

Total Derivative Liabilities		$146	$1,706

Derivative Assets — Hedges
Cash Flow Hedges	Other current assets	$48	$—

Total Derivative Assets		$48	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Financial Instruments and Risk Management, continued
Net Derivative Gain or Loss
The effect of cash flow hedge derivative instruments on the Condensed Consolidated Statements of Income (Loss) and Other Comprehensive Income (Loss) is as follows (in thousands):

			Location of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	Amount of Gain (Loss)
	Recognized in Other		from Other	Reclassified from Other
	Comprehensive Income (Loss)		Comprehensive	Comprehensive Income (Loss) into
	(Effective Portion)		Income (Loss)	Income (Effective Portion)
	Nine Months Ended		into Income	Nine Months Ended
	Sept. 26, 2009	Sept. 27, 2008	(Effective Portion)	Sept. 26, 2009	Sept. 27, 2008
Commodity contracts	$(57)	$432	Cost of Sales	$(593)	$(30)
Foreign exchange contracts	(199)	—	Cost of Sales	138	—

Total	$(256)	$432		$(455)	$(30)

Derivative Transactions
At September 26, 2009 and December 27, 2008, accumulated other comprehensive (loss) income included $0.0 million in unrealized gains and $0.4 million in unrealized losses, respectively, for derivatives, net of income taxes.
8. Fair Value of Financial Assets and Liabilities
In determining fair value, the Company uses various valuation approaches within the ASC 820-10 fair value measurement framework. Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.
ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. ASC 820-10 defines levels within the hierarchy based on the reliability of inputs as follows:
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Fair Value of Financial Assets and Liabilities, continued
The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 3 during the quarter ended September 26, 2009. There were no changes during the quarter ended September 26, 2009, to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of September 26, 2009, the Company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.
The following table presents assets and (liabilities) measured at fair value by classification within the fair value hierarchy as of September 26, 2009 (in thousands):

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$8,325	$—	$—	$8,325
Currency derivative contracts	—	48	—	48
Interest rate derivative contracts	—	(146)	—	(146)

Total	$8,325	$(98)	$—	$8,227

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

The Company’s other financial instruments include cash and cash equivalents, accounts receivable and long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents and accounts receivable approximate their fair values. The Company’s long-term debt fair value approximates book value at September 26, 2009 and December 27, 2008, respectively, as the long-term debt variable interest rates fluctuate along with market interest rates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Per Share Data
Net income (loss) per share amounts for the three and nine months ended September 26, 2009, and September 27, 2008, are based on the weighted average number of common and common equivalent shares outstanding during the periods as follows (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Net income (loss)	$8,058	$3,988	$(2,310)	$17,241

Average shares outstanding — basic	21,750	21,703	21,733	21,724

Net effect of dilutive stock options and restricted shares	132	152	—	147

Average shares outstanding — diluted	21,882	21,855	21,733	21,871

Net income (loss) per share:
Basic	$0.37	$0.18	$(0.11)	$0.79

Diluted	$0.37	$0.18	$(0.11)	$0.79

Potential shares of common stock relating to stock options excluded from the earnings per share calculation because their effect would be anti-dilutive were 1,639,618 and 2,134,336 for the three and nine months ended September 26, 2009, respectively, and 1,282,868 and 1,185,317 for the three and nine months ended September 27, 2008, respectively.
10. Restructuring
During 2006, the Company announced the closure of its Ireland facility, resulting in restructuring charges of $17.1 million, consisting of $20.0 million of accrued severance less a statutory rebate of $2.9 million recorded as a current asset, which were recorded as part of cost of sales. This restructuring, which impacted approximately 131 associates, is part of the Company’s strategy to expand operations in the Asia-Pacific region in order to be closer to current and potential customers and take advantage of lower manufacturing costs. The restructuring charges were based upon each associate’s salary and length of service with the Company. The additions in 2008 primarily relate to retention costs that were incurred during the transition period. These costs will be paid through 2009. All charges related to the closure of the Ireland facility were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred through 2009 is $26.1 million. The Company has incurred $26.1 million through September 26, 2009 related to the Ireland restructuring program. A summary of activity of this liability is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Restructuring, continued
Ireland restructuring (in thousands)

Balance at December 29, 2007	$21,761
Additions	200
Payments	(20,657)
Exchange rate impact	347

Balance at December 27, 2008	1,651
Additions	—
Payments	(782)
Exchange rate impact	(52)

Balance at March 28, 2009	817
Additions	—
Payments	(341)
Exchange rate impact	16

Balance at June 27, 2009	492
Additions	18
Payments	(338)
Exchange rate impact	15

Balance at September 26, 2009	$187

During 2006, the Company recorded a $5.0 million charge related to the downsizing of the Littelfuse GmbH (formerly known as Heinrich Industries, AG) operations. Manufacturing related charges of $2.3 million were recorded as part of cost of sales and non-manufacturing related charges of $2.7 million were recorded as part of selling, general and administrative expenses. These charges were primarily for redundancy costs and will be paid through 2009. The additions in 2008 primarily relate to retention costs that were incurred during the transition period. All charges related to this downsizing were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. This restructuring impacted approximately 52 associates in various technical, production, administrative and support roles. All payments had been made and this obligation was settled as of June 27, 2009.
During 2006, the Company announced the closure of its Irving, Texas facility and the transfer of its semiconductor wafer manufacturing from Irving, Texas to Wuxi, China in a phased transition from 2007 to 2010. A liability of $1.9 million was recorded related to redundancy costs for the manufacturing operation associated with this downsizing. This charge was recorded as part of cost of sales and is included in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred through 2010 is $7.0 million. The Company has incurred $7.0 million through September 26, 2009 related to the Irving, Texas restructuring program. The additions in 2008 and 2009 primarily relate to retention costs that were incurred during the transition period. Amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining closure period. This restructuring impacted approximately 180 associates in various production and support related roles and will be paid through 2010. A summary of activity of this liability is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Restructuring, continued
Irving, Texas restructuring (in thousands)

Balance at December 29, 2007	$2,974
Additions	2,176
Payments	(600)

Balance at December 27, 2008	4,550
Additions	473
Payments	(291)

Balance at March 28, 2009	4,732
Additions	211
Payments	(537)

Balance at June 27, 2009	4,406
Additions	774
Payments	(1,212)

Balance at September 26, 2009	$3,968

During March 2007, the Company announced the closure of its Des Plaines and Elk Grove, Illinois facilities and the transfer of its manufacturing to the Philippines and Mexico in a phased transition from 2007 to 2009. A liability of $3.5 million was recorded related to redundancy costs for the manufacturing and distribution operations associated with this restructuring. Manufacturing related charges of $3.0 million were recorded as part of cost of sales and non-manufacturing related charges of $0.5 million were recorded as part of selling, general and administrative expenses. All charges related to this downsizing were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The additions in 2008 and 2009 primarily relate to retention costs that were incurred during the transition period. Amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining closure period. This restructuring impacted approximately 307 associates in various production and support related roles and will be paid through 2009.
In December 2008, the Company announced a reduction in workforce at its Des Plaines, Illinois corporate headquarters in a phased transition from 2008 to 2009. A liability of $0.9 million was recorded associated with this downsizing. Manufacturing related charges of $0.3 million were recorded as part of cost of sales and non-manufacturing related charges of $0.6 million were recorded as part of selling, general and administrative expenses. All charges related to this downsizing were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. During the second quarter of 2009, an additional $1.1 million liability was recorded related to severance and retention costs at the Des Plaines facility. The remaining additions in 2009 primarily relate to retention costs that were incurred during the transition period. The amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining closure period. This restructuring impacted 39 associates in various production and support related roles and the costs relating to the restructuring will be paid in 2009. The total cost expected to be incurred through 2009 is $10.5 million. The Company has incurred $10.5 million through September 26, 2009 related to the Des Plaines and Elk Grove, Illinois restructuring program. A summary of activity of this liability is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Restructuring, continued
Des Plaines and Elk Grove, Illinois restructuring (in thousands)

Balance at December 29, 2007	$4,710
Additions	3,435
Payments	(3,087)

Balance at December 27, 2008	5,058
Additions	579
Payments	(4,269)

Balance at March 28, 2009	1,368
Additions	1,139
Payments	(523)

Balance at June 27, 2009	1,984
Additions	303
Payments	(1,146)

Balance at September 26, 2009	$1,141

In March 2008, the Company announced the closure of its Matamoros, Mexico facility and the transfer of its semiconductor assembly and test operation from Matamoros, Mexico to its Wuxi, China facility and various subcontractors in the Asia-Pacific region in a phased transition over two years. A total liability of $4.4 million was recorded related to redundancy costs for the manufacturing operations associated with this downsizing, of which $0.4 million related to associates located at the Company’s Irving, Texas facility and which are reflected in corresponding restructuring liability above. This charge was recorded as part of cost of sales and included in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred through 2009 is $4.8 million. The Company has incurred $4.8 million through September 26, 2009 related to the Matamoros, Mexico restructuring program. The additions in 2008 and 2009 primarily relate to retention costs that were incurred during the transition period. Amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining transition period. This restructuring impacted approximately 950 associates in various production and support related roles and will be paid through 2009. A summary of activity of this liability is as follows:
Matamoros restructuring (in thousands)

Balance at December 29, 2007	$—
Additions	4,520
Payments	(650)
Exchange rate impact	(759)

Balance at December 27, 2008	3,111
Additions	129
Payments	(575)
Exchange rate impact	(216)

Balance at March 28, 2009	2,449
Additions	101
Payments	(396)
Exchange rate impact	177

Balance at June 27, 2009	2,331
Additions	26
Payments	(341)
Exchange rate impact	(50)

Balance at September 26, 2009	$1,966

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Restructuring, continued
In September 2008, the Company announced the closure of its Swindon, U.K. facility, resulting in restructuring charges of $0.8 million, consisting of $0.3 million that was recorded as part of cost of sales and $0.5 million that was recorded as part of research and development expenses. These charges, which impacted 10 associates, were primarily for redundancy costs and will be paid through 2009. Restructuring charges are based upon each associate’s current salary and length of service with the Company. All charges related to the closure of the Swindon facility were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred through 2009 is $1.3 million. The Company has incurred $1.3 million through September 26, 2009 related to the Swindon restructuring program. The additions in 2009 primarily relate to retention costs that were incurred during the transition period. Amounts not yet recognized primarily relate to retention costs that will be incurred over the remaining transition period. A summary of activity of this liability is as follows:
Swindon, U.K. restructuring (in thousands)

Balance at December 29, 2007	$—
Additions	992
Payments	(158)

Balance at December 27, 2008	834
Additions	171
Payments	(21)

Balance at March 28, 2009	984
Additions	35
Payments	(22)

Balance at June 27, 2009	997
Additions	70
Payments	(19)

Balance at September 26, 2009	$1,048

During May 2009, the Company announced the restructuring of its European organization. The restructuring included the transfer of its manufacturing operations from Dünsen, Germany to Piedras, Mexico and the closure of its distribution facility in Utrecht, Netherlands. The Dünsen closure will impact approximately 58 production employees. The Utrecht closure will impact approximately 37 employees primarily in customer service and administrative roles. The announced restructuring for both of the locations is expected to be completed by the first quarter of 2010. The charges recorded for severance and retention were $1.7 million in Utrecht, Netherlands (reflected in Selling, general and administrative expenses) and $2.7 million in Dünsen, Germany (reflected within Cost of sales). All charges related to the closure of the Dünsen and Utrecht facilities were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The remaining additions in 2009 primarily relate to retention costs that were incurred during the transition period.
During the third quarter of 2009, the Company received a purchase quotation for the Utrecht asset group that was below management’s previous fair value estimate of the Utrecht asset group. As a result, the Company performed a long-lived asset impairment test for the Utrecht asset group during the third quarter of 2009, noting that the future undiscounted cash flows of the Utrecht asset group did not exceed book value. Management then compared the Utrecht asset group fair value to the Utrecht asset group book value, noting book value exceeded fair value. Therefore, management concluded that an impairment charge of $0.8 million was required in the third quarter of 2009, to reduce the Utrecht asset group book value to fair value.
The total cost related to the European restructuring program expected to be incurred through 2010 is $8.5 million. The Company has incurred $6.0 million in costs, including asset impairment charges, through September 26, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Restructuring, continued
A summary of activity of the combined Netherlands and Germany liability is as follows (in thousands):

Balance at March 28, 2009	$—
Additions	4,549
Payments	—
Exchange rate impact	—

Balance at June 27, 2009	$4,549
Additions	843
Payments	(9)
Exchange rate impact	217

Balance at September 26, 2009	$5,600

During May 2009, the Company also announced a restructuring of its Asian operations. The restructuring includes closure of a manufacturing facility in Taiwan and a consolidation of its Asian sales offices. The closure of the Taiwan facility and Asian sales offices will impact approximately 184 employees. The announced restructuring for both of the locations is expected to be completed by the first quarter of 2011. The charge recorded for this restructuring totaled $0.9 million and were related to severance and retention costs with $0.4 million and $0.5 million included within Cost of sales and Selling, general and administrative expenses, respectively. All charges related to the closure and the consolidation of the Asian facilities were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The remaining additions in 2009 primarily relate to retention costs that were incurred during the transition period. The total cost expected to be incurred through 2011 is $1.0 million. The Company has incurred $1.0 million through September 26, 2009 related to the Asian restructuring program.
A summary of activity of the combined Taiwan and Asian Sales Offices liability is as follows (in thousands):

Balance at March 28, 2009	$—
Additions	933
Payments	—
Exchange rate impact	—

Balance at June 27, 2009	$933
Additions	91
Payments	(14)
Exchange rate impact	—

Balance at September 26, 2009	$1,010

11. Income Taxes
The effective tax rate for the third quarter of 2009 was 8.7% compared to an effective tax rate of 18.8% in the third quarter of 2008. The third quarter effective tax rate was lower than the prior year quarter primarily due to an approximately $2.0 million decrease in income tax reserves due to lapsing of statutes of limitations on uncertain tax positions.
Subsequent to the adoption of the revised business combination guidance, approximately an additional $1.4 million of unrecognized tax benefits that were reported as having no effective income tax affect in future periods will, if recognized, favorably affect the effective income tax rate in future periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12. Pensions
The components of net periodic benefit cost for the three and nine months ended September 26, 2009, compared with the three and nine months ended September 27, 2008, were (in thousands):

	U.S. Pension Benefits				Foreign Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$(16)	$832	$741	$2,496	$133	$284	$399	$870
Interest cost	1,003	1,017	3,068	3,051	230	562	690	1,748
Expected return on plan assets	(1,084)	(1,174)	(3,265)	(3,522)	(17)	(350)	(51)	(1,106)
Amortization of prior service cost	—	2	2	6	(3)	(4)	(9)	(12)
Amortization of transition Asset	—	—	—	—	—	(22)	—	(68)
Amortization of net (gain) Loss	(30)	4	—	12	2	129	6	389

Settlement cost*	—	—	—	—	—	5,725	—	5,725

Total cost of the plan	(127)	681	546	2,043	345	6,324	1,035	7,546
Curtailment	—	—	73	—	—	—	—	—
Expected plan participants’ contribution	—	—	—	—	—	377	—	1,131

Net periodic benefit cost	$(127)	$681	$619	$2,043	$345	$6,701	$1,035	$8,677

*	Included in Settlement cost for the three and nine months ended September 27, 2008 is the non-cash settlement charge associated with the Ireland pension plan.
The expected rate of return assumption on domestic pension assets is 8.5% in 2009 and 2008.
On March 26, 2009, the Company amended its U.S.-based Amended and Restated Littelfuse, Inc. Retirement Plan (the “Pension Plan”), freezing benefit accruals effective April 1, 2009. The amendment provides that participants in the Pension Plan will not receive credit, other than for vesting purposes, for eligible earnings paid or for any months of service worked after the effective date. All accrued benefits under the Pension Plan as of the effective date will remain intact, and service credits for vesting and retirement eligibility will continue in accordance with the terms of the Pension Plan. As a result of the formal decision to freeze the Pension Plan benefit accruals, the Company re-measured its Pension Plan assets and obligations at April 1, 2009, which resulted in a decrease of the Pension Plan obligation of $10.5 million, with a corresponding adjustment to other comprehensive income (loss), net of income taxes.
13. Business Unit Segment Information
ASC No. 280, “Segment Reporting” (“ASC 280”), establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM, as defined by ASC 280, is the Company’s President and Chief Executive Officer (“CEO”).
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13. Business Unit Segment Information, continued
Sales, marketing and research and development expenses are charged directly into each operating segment. All other functions are shared by the operating segments and expenses for these shared functions are allocated to the operating segments and included in the operating results reported below. The Company does not report inter-segment revenue because the operating segments do not record it. The Company does not allocate interest and other income, interest expense, or taxes to operating segments. Although the CEO uses operating income (loss) to evaluate the segments, operating costs included in one segment may benefit other segments. Except as discussed above, the accounting policies for segment reporting are the same as for the Company as a whole.
Business unit segment information for the three and nine months ended September 26, 2009 and September 27, 2008 is summarized as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Net sales
Electronics	$71,070	$95,788	$183,814	$276,147
Automotive	26,928	28,878	68,569	104,109
Electrical	18,422	16,782	49,836	44,726

Total net sales	$116,420	$141,448	$302,219	$424,982

Operating income (loss)
Electronics	$3,339	$4,825	$(6,038)	$11,955
Automotive	2,788	(1,399)	(792)	8,994
Electrical	5,180	5,130	11,625	11,589
Other*	(1,296)	(6,545)	(8,340)	(10,935)

Total operating income (loss)	10,011	2,011	(3,545)	21,603
Interest expense	537	346	1,844	1,048
Other (income) expense, net	648	(3,246)	(468)	(2,890)

Income (loss) before income taxes	$8,826	$4,911	$(4,921)	$23,445

*	Included in “Other” operating (loss) income for 2009 are severance and asset impairment charges related to restructuring activities in the U.S., Europe and Asia-Pacific locations. For 2008, included in “Other” operating income (loss) are restructuring charges related to the closure of the Company’s Matamoros, Mexico facility and a pension settlement adjustment in Ireland.
Export sales to Hong Kong were 22% and 21% of consolidated net sales for the three and nine months ended September 26, 2009, respectively, compared to 22% and 20% in the comparable prior year periods. No other foreign country sales exceeded 10% of consolidated net sales for the three and nine months ended September 26, 2009 or September 27, 2008. Sales to no single customer amounted to 10% or more of the Company’s net sales for the three and nine months ended September 26, 2009, respectively. Sales to no single customer amounted to 10% or more of the Company’s net sales for the three months ended September 27, 2008. Sales to Arrow Pemco Group were 10% of net sales for the nine months ended September 27, 2008.
The Company’s net sales by geographical area for the three and nine months ended September 26, 2009 and September 27, 2008 are summarized as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Net sales
Americas	$43,267	$51,967	$116,948	$156,749
Europe	21,833	28,926	59,180	98,079
Asia-Pacific	51,320	60,555	126,091	170,154

Total net sales	$116,420	$141,448	$302,219	$424,982

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13. Business Unit Segment Information, continued
The Company’s long-lived assets (total net property, plant and equipment, intangibles assets, goodwill and investments) by geographical area as of September 26, 2009 and December 27, 2008 are summarized as follows (in thousands):

	September 26,	December 27,
	2009	2008
Long-lived assets
Americas	$153,845	$159,540
Europe	48,801	46,364
Asia-Pacific	90,283	87,251

Consolidated total	$292,929	$293,155

14. Goodwill
The Company annually tests goodwill for impairment on the first day of our fiscal fourth quarter or at an interim date if there is an event or change in circumstances that indicates the asset may be impaired. Management determines the fair value of each of its business unit segments by using a discounted cash flow model (which includes forecasted five-year income statement and working capital projections, a market-based weighted average cost of capital and terminal values after five years) to estimate market value. The Company has defined its reportable segments as its reporting units for goodwill accounting.
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
As a result of the operating losses generated during the first quarter of 2009, and due to a significant decrease in the Company’s market capitalization in the first quarter of 2009, management determined that a potential indicator of impairment existed and an interim test for goodwill impairment was required. The Company performed a “step one” impairment test as of March 28, 2009 and concluded that the fair value of each of the reporting units exceeded its carrying value of invested capital as of March 28, 2009 and therefore, no goodwill impairment existed.
The Company concluded that no indicators of impairment were present during the third quarter of 2009 primarily as results for the third quarter of 2009 met or exceeded forecasted results included in the first quarter 2009 impairment test for each reporting unit.
The Company will continue to perform a goodwill impairment test as required on an annual basis and on an interim basis, if there is an event or change in circumstances that indicate the goodwill of a reporting unit may be impaired.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15. Comprehensive Income (Loss)
The following table sets forth the computation of comprehensive income (loss) for the three and nine months ended September 26, 2009 and September 27, 2008, respectively (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Net income (loss)	$8,058	$3,988	$(2,310)	$17,241
Other comprehensive income (loss):
Currency translation adjustments	7,933	(9,403)	8,849	(853)
Minimum pension liability adjustment, net of income taxes ($3,975) in 2009	(104)	3,517	6,381	3,700
Gain (loss) on derivative, net of income taxes ($224) in 2009	(267)	432	365	354
Unrealized gain (loss) on available-for-sale securities, net of $0 income taxes	3,038	(755)	5,044	(1,897)

Comprehensive income (loss)	$18,658	$(2,221)	$18,329	$18,545

16. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	September 26, 2009	December 27, 2008
Minimum pension liability adjustment*	$(9,107)	$(15,488)
Unrealized gain (loss) on available-for-sale securities**	5,044	—
Gain (loss) on derivative instruments***	(38)	(403)
Foreign currency translation adjustment	14,617	5,768

Total	$10,516	$(10,123)

*	net of tax of $2,524 and $6,499 for 2009 and 2008, respectively.

**	net of tax of $0 for 2009 and 2008, respectively.

***	net of tax of $23 for 2009 and $247 for 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Littelfuse, Inc. and its subsidiaries (the “Company”) design, manufacture, and sell circuit protection devices for use in the electronics, automotive and electrical markets throughout the world. The following table is a summary of the Company’s operating segments’ net sales by business unit and geography:
Net Sales by Business Unit and Geography (in millions, unaudited)

	Third Quarter			Year-to-Date
	2009	2008	% Change	2009	2008	% Change
Business Unit
Electronics	$71.1	$95.8	(26)%	$183.8	$276.2	(33)%
Automotive	26.9	28.9	(7)%	68.6	104.1	(34)%
Electrical	18.4	16.8	10%	49.8	44.7	11%

Total	$116.4	$141.5	(18)%	$302.2	$425.0	(29)%

	Third Quarter			Year-to-Date
	2009	2008	% Change	2009	2008	% Change
Geography*
Americas	$43.3	$51.9	(17)%	$116.9	$156.7	(25)%
Europe	21.8	29.0	(25)%	59.2	98.1	(40)%
Asia-Pacific	51.3	60.6	(15)%	126.1	170.2	(26)%

Total	$116.4	$141.5	(18)%	$302.2	$425.0	(29)%

*	Sales by geography represent sales to customer or distributor locations.
Results of Operations — Third Quarter, 2009
Year over year net sales decreased $25.1 million or 18% to $116.4 million in the third quarter of 2009 compared to $141.5 million in the third quarter of 2008, reflecting the impact of the global downturn on the Company’s three business units and negative currency effects. Sequentially, net sales in the third quarter of 2009 increased $15.0 million over the second quarter of 2009 reflecting improvement across each of the Company’s three business units.
Year over year sales in the electronics business unit decreased $24.7 million or 26% to $71.1 million in the third quarter of 2009 compared to $95.8 million in the third quarter of 2008, reflecting weaker demand in the Company’s three operating regions as well as unfavorable currency impacts. Automotive sales decreased $2.0 million or 7% to $26.9 million in the third quarter of 2009 compared to $28.9 million in the third quarter of 2008 primarily due to weak demand in North America and Europe. Electrical sales increased $1.6 million or 10% to $18.4 million in the third quarter of 2009 compared to $16.8 million in the third quarter of 2008 due to the inclusion of $7.0 million of Startco, sales partially off-set by a decline in power fuse sales. Startco was acquired on September 30, 2008.
On a geographic basis, sales in the Americas decreased $8.6 million or 17% to $43.3 million in the third quarter of 2009 compared to $51.9 million in the third quarter of 2008, primarily due to weak demand across all three business units. Europe sales decreased $7.2 million or 25% to $21.8 million in the third quarter of 2009 compared to $29.0 million in the third quarter of 2008 mainly due to weak automotive and electronic sales and unfavorable currency effects. Asia-Pacific sales decreased $9.3 million or 15% to $51.3 million in the third quarter of 2009 compared to $60.6 million in the third quarter of 2008 primarily due to declines in electronic revenue and unfavorable currency effects.
Gross profit was $36.6 million or 31% of net sales for the third quarter of 2009, compared to $35.9 million or 25% of net sales in the same quarter last year. The improvement in gross margin percentage was attributable to ongoing cost reduction efforts and plant consolidations and higher restructuring costs in the third quarter of 2008.
Total operating expense was $26.6 million or 23% of net sales for the third quarter of 2009 compared to $33.9 million or 24% of net sales for the same quarter in 2008. The decrease in operating expense primarily reflects savings generated by cost saving programs.

Operating income was $10.0 million for the third quarter of 2009 compared to operating income of $2.0 million for the same quarter in 2008.
Interest expense was $0.5 million in the third quarter of 2009 compared to $0.3 million for the same quarter in 2008. The increase in interest expense is due to higher outstanding debt during the third quarter of 2009 when compared to the third quarter of 2008. Other expense (income), net, consisting of interest income, royalties, non-operating income and foreign currency items, was $0.6 million for the third quarter of 2009 compared to ($3.2) million in the third quarter of 2008. The less favorable result in 2009 primarily reflects the impact from foreign exchange settlements.
Income before income taxes was $8.8 million for the third quarter of 2009 compared to income before income taxes of $4.9 million for the third quarter of 2008. Income tax expense was $0.8 million with an effective tax rate of 8.7% for the third quarter of 2009 compared to income tax expense of $0.9 million with an effective tax rate of 18.8% in the third quarter of 2008. The current quarter effective tax rate was lower primarily due to an approximately $2.0 million decrease in income tax reserves due to the lapsing of statutes of limitations on uncertain tax positions.
Net income for the third quarter of 2009 was $8.1 million or $0.37 per diluted share compared to net income of $4.0 million or $0.18 per diluted share for the same quarter of 2008.
Results of Operations — Nine Months, 2009
Net sales decreased $122.8 million or 29% to $302.2 million in the first nine months of 2009 compared to $425.0 million in the first nine months of 2008, reflecting the impact of the global downturn on the Company’s three business units.
Sales in the electronics business unit decreased $92.4 million or 33% to $183.8 million in the first nine months of 2009 compared to $276.2 million in the first nine months of 2008, reflecting weak demand in the Company’s three operating regions. Automotive sales decreased $35.5 million or 34% to $68.6 million in the first nine months of 2009 compared to $104.1 million in the first nine months of 2008 due to weak demand in the passenger vehicle market in North America and Europe and declines in the off-road truck and bus market globally. Electrical sales increased $5.1 million or 11% to $49.8 million in the first nine months of 2009 compared to $44.7 million in the first nine months of 2008 due to the inclusion of $16.6 million of Startco sales partially offset by weaker demand for power fuses.
On a geographic basis, sales in the Americas decreased $39.8 million or 25% to $116.9 million in the first nine months of 2009 compared to $156.7 million in the first nine months of 2008, primarily due to weak demand across all three business units partially offset by the inclusion of Startco revenues. Europe sales decreased $38.9 million or 40% to $59.2 million in the first nine months of 2009 compared to $98.1 million in the first nine months of 2008 mainly due to weak automotive and electronics sales and unfavorable currency effects. Asia-Pacific sales decreased $44.1 million or 26% to $126.1 million in the first nine months of 2009 compared to $170.2 million in the first nine months on 2008 primarily due to weak demand for electronics products and unfavorable currency effects.
Gross profit was $80.3 million or 27% of net sales for the first nine months of 2009, compared to $121.8 million or 29% of net sales in the same period last year. The decrease in gross margin was mainly attributable to loss of operating leverage because of low volumes partially offset by plant consolidations and other cost reduction.
Total operating expense was $83.8 million for the first nine months of 2009 down $16.4 million compared to $100.2 million for the same period in 2008. Operating expense as a percentage of sales was 28% for the first nine months of 2009 compared to 24% of sales for the same period in 2008. The decrease in operating expense primarily reflects savings generated by cost saving programs partially offset by higher restructuring charges in the first nine months of 2009. The increase in operating expenses as a percentage of sales is due to reduced volume year over year.
Operating loss was $3.5 million for the first nine months of 2009 compared to operating income of $21.6 million for the same period in 2008.
Interest expense was $1.8 million in the first nine months of 2009 compared to $1.0 million for the first nine months of 2008. The increase in interest expense is due to higher outstanding debt during the first nine months of 2009 compared to the first nine months of 2008. Other (income) expense, net, consisting of interest income, royalties, non-operating income and foreign currency items, was ($0.5) million for the first nine months of 2009 compared to ($2.9) million in the first nine months of 2008. The less favorable results in 2009 primarily reflects the impact from foreign exchange settlements.
Loss before income taxes was $4.9 million for the first nine months of 2009 compared to income before income taxes of $23.4 million for the first nine months of 2008. Income tax benefit was $2.6 million with an effective tax rate of 53.0% for the first nine months of 2009 compared to income tax expense of $6.2 million with an effective tax rate of 26.5% in the first nine months of 2008. The tax benefit booked in the current year relates to the mix of income (loss) earned in various tax jurisdictions and approximately a $2.0 million decrease in income tax reserves due to the lapsing of statutes of limitations due to uncertain tax positions.
Net loss for the first nine months of 2009 was $2.3 million or $0.11 per diluted share compared to net income of $17.2 million or $0.79 per diluted share for the same period last year.
Liquidity and Capital Resources
The Company historically has financed capital expenditures through cash flows from operations. Despite the recent adverse changes in market conditions, management expects that cash flows from operations and available lines of credit will be sufficient to support both the Company’s operations and its debt obligations for the foreseeable future.
Term Loan
On September 29, 2008, the Company entered into a Loan Agreement with various lenders that provides the Company with a five-year term loan facility of up to $80.0 million for the purposes of (i) refinancing certain existing indebtedness; (ii) funding working capital needs; and (iii) funding capital expenditures and other lawful corporate purposes, including permitted acquisitions. The Loan Agreement also contains an expansion feature, pursuant to which the Company may from time to time request incremental loans in an aggregate principal amount not to exceed $40.0 million. The Company had $66.0 million outstanding on this facility at September 26, 2009. Further information regarding this arrangement is provided in Note 6.
The Loan Agreement requires the Company to meet certain financial tests, including a consolidated leverage ratio and a consolidated interest coverage ratio. The Loan Agreement also contains additional affirmative and negative covenants which, among other things, impose certain limitations on the Company’s ability to merge with other companies, create liens on its property, incur additional indebtedness, enter into transactions with affiliates except on an arm’s length basis, dispose of property, or issue dividends or make distributions. At September 26, 2009, the Company was in compliance with all covenants.
Revolving Credit Facilities
On January 28, 2009, Startco entered into an unsecured financing arrangement with a foreign bank that provided a CAD 10.0 million (equivalent to approximately $9.2 million at September 26, 2009) revolving credit facility, for capital expenditures and general working capital, which expires on July 21, 2011. This facility consists of prime-based loans and overdrafts, banker’s acceptances and U.S. base rate loans and overdrafts, and is guaranteed by the Company. At September 26, 2009, Startco had approximately CAD 1.3 million (equivalent to approximately $1.2 million at September 26, 2009) available under the revolving credit facility at an interest rate of bankers acceptance rate plus 1.62% (2.10% as of September 26, 2009).
This agreement contains covenants that, among other matters, impose limitations on future mergers, sales of assets, and changes in control, as defined in the agreement. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At September 26, 2009, Startco was in compliance with all covenants.
The Company also has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the Company and agreement with the lenders, which expires on July 21, 2011. At September 26, 2009, the Company had available $71.5 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 0.875% (1.12% as of September 26, 2009).
The domestic bank financing arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At September 26, 2009, the Company was in compliance with all covenants.
Other Obligations
The Company had an unsecured bank line of credit in Japan that provided a 700 million yen revolving credit facility at an interest rate of TIBOR plus 0.625%. The revolving line of credit was due on July 21, 2011. The line of credit was closed on July 14, 2009. The Company had no outstanding borrowings on the yen facility at the time of the closing.
The Company also had $2.3 million outstanding in letters of credit at September 26, 2009. No amounts were drawn under these letters of credit at September 26, 2009.
The Company started 2009 with $70.9 million of cash and cash equivalents. Net cash provided by operating activities was approximately $0.7 million for the first nine months of 2009 reflecting a $2.3 million net loss and $29.9 million used to fund various working capital needs, partially offset by $32.9 million in non-cash adjustments (primarily $27.3 million in depreciation and amortization and $4.3 million in stock-based compensation). Working capital needs (including short-term and long-term items) that impacted cash flows in 2009 consisted of net decreases in accrued payroll and severance ($4.5 million), accounts payable and accrued expenses ($12.7 million), accrued taxes ($9.6 million), increases in accounts receivable ($16.0 million), prepaid expenses and other ($1.0 million), partially offset by a decrease in inventories ($13.8 million). During the third quarter of 2009, the Company contributed $6.4 million into its domestic defined contribution pension plan to reduce its pension liability.
Net cash used in investing activities was approximately $14.1 million and included $13.4 million in capital spending, primarily related to the Company’s manufacturing plant expansion in the Asia-Pacific region, new production facilities in Canada and office space for the Company’s new U.S. headquarters. In addition, the Company made a $0.9 million payment associated with the Shock Block acquisition (as discussed in Note 3).
Net cash used in financing activities included net payments of debt of $23.0 million. The effects of exchange rate changes on cash and cash equivalents was a positive $1.5 million for the first nine months of 2009, primarily reflecting a strengthening of the Euro throughout 2009. The net cash provided by operating activities less net cash used in investing and financing activities combined with the positive effects of exchange rate changes on cash resulted in a $13.5 million decrease in cash, which left the Company with a cash balance of approximately $57.4 million at September 26, 2009.
The ratio of current assets to current liabilities was 2.8 to 1 at the end of the third quarter of 2009 compared to 2.2 to 1 at the end of the third quarter of 2008 and 3.1 to 1 at year-end 2008. Days sales outstanding in accounts receivable was approximately 62 days at the end of the third quarter of 2009, compared to 58 days at the end of the third quarter of 2008 and 53 days at year-end 2008. The increase in days sales outstanding was due primarily to accelerating sales during the third quarter of 2009. Days inventory outstanding was approximately 61 days at the end of the third quarter of 2009 compared to 56 days at end of the third quarter of 2008 and 71 days at year-end 2008. The decrease in days inventory outstanding from year-end 2008 to the third quarter of 2009 is a result of continuing improvements in lean manufacturing and inventory management. The increase in days inventory outstanding from the third quarter of 2008 to the third quarter of 2009 is a result of the sharp decline in sales year over year.
Outlook
The Company’s automotive, electronics and electrical markets continued to show weakness in the first nine months of 2009 as a result of the sharp downturn in the global economy that began in the second half of 2008. There has been some sequential improvement over the last two quarters as the global economy has begun to recover, but the Company believes economic weakness could continue through all of 2009 and into 2010.
In 2005, the Company initiated a phased transition to consolidate its manufacturing into fewer facilities in low-cost locations in China, the Philippines and Mexico. During the third quarter of 2009, the Company initiated transfer of its Duensen, Germany manufacturing operations to Mexico. These manufacturing transfer programs remain on or ahead of schedule and are expected to generate approximately over $20 million in cost savings in 2009 and additional savings in 2010.
In addition, the Company began executing a plan that is expected to reduce operating expenses by over $20 million and manufacturing costs by approximately $10 million over and above the $20 million in transfer-related savings for 2009. These cost savings are expected to reduce the Company’s breakeven point and position the Company for improved profitability when the global economy recovers.
The Company is also taking actions to reduce capital spending. Capital spending for 2009 is now expected to be in the range of $17 to $19 million and is expected to be approximately $16 million in 2010.
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
Interest Rates
The Company had $66.0 million in debt outstanding under its term loan at September 26, 2009, which is described above in Item 2 under Liquidity and Capital Resources. In order to reduce interest rate risk and effectively manage its exposure to fluctuations in the adjustable interest rate of the loan, the Company entered into a one-year interest rate swap transaction with JPMorgan Chase Bank, N.A. on October 29, 2008. The interest rate swap is for a notional amount of $65.0 million and allows the Company to pay a fixed annual rate of 2.85% on the notional amount and requires JPMorgan Chase Bank, N.A. to pay a floating rate tied to the one-month U.S. dollar LIBOR.
The Company also had $11.5 million in debt outstanding under revolving credit facilities at September 26, 2009, at variable rates. While 100% of this debt has variable interest rates, the Company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.
Foreign Exchange Rates
The majority of the Company’s operations consist of manufacturing and sales activities in foreign countries. The Company has manufacturing facilities in Mexico, Canada, Germany, China, Taiwan and the Philippines. During the third quarter of 2009, sales to customers outside the U.S. were 70% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan or Taiwanese dollars.
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
Commodities
The Company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the Company’s earnings. The most significant of these exposures is to copper, where at current prices and volumes, a 10% price change would affect pre-tax profit by approximately $0.3 million in the quarter. During the second quarter of 2008, the Company entered into a one-year swap agreement to mitigate its exposure to fluctuations in the price of zinc, which expired in May 2009. Further information regarding this commodity contract is provided in Note 6.
The Company purchases a particular type of silicon as a raw material for many of its semiconductor products. Market demand for this commodity fluctuated significantly during 2008, but has stabilized during the first nine months of 2009. The Company is taking actions to ensure access to adequate sources of supply to meet its expected future demand for this material.
The cost of oil fluctuated dramatically during 2008, but has stabilized during the first nine months of 2009. However, there is a risk that a return to high prices for oil and electricity during the remainder of 2009 could have a significant impact on the Company’s transportation and utility expenses.

Item 4.	Controls and Procedures.
As of September 26, 2009, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries has been made known to them by the employees of the Company and its consolidated subsidiaries during the period preceding the filing of this Quarterly Report on Form 10-Q. There were no significant changes in the Company’s internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the Company’s internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the Company’s Chief Executive Officer and Chief Financial Officer.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors.
A detailed description of risks that could have a negative impact on our business, revenues and performance results can be found under the caption “Risk Factors” in our most recent Form 10-K, filed on February 25, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a program for the period May 1, 2009 to April 30, 2010. The Company did not repurchase any shares of its common stock through September 26, 2009, and 1,000,000 shares may yet be purchased under the program as of September 26, 2009.

Item 6.	Exhibits.

Exhibit	Description
31.1	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 26, 2009, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.
Date: October 29, 2009	By	/s/ Philip G. Franklin
Philip G. Franklin
Vice President, Operations Support, Chief Financial Officer and Treasurer (As duly authorized officer and as the principal financial and accounting officer)