Form 10-K
period 2010-01-02
LITTELFUSE INC /DE
filed 2010-02-26
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended January 2, 2010
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to .
Commission file number 0-20388
LITTELFUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3795742 (I.R.S. Employer Identification No.)

8755 W. Higgins Road, Suite 500, Chicago, Illinois (Address of principal executive offices)	60631 (Zip Code)
773/628-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, $.01 par value	Nasdaq Global Select Market
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑  No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of 21,734,131 shares of voting stock held by non-affiliates of the registrant was approximately $448,809,805 based on the last reported sale price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on June 27, 2009.
     As of February 19, 2010, the registrant had outstanding 21,838,250 shares of Common Stock.
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
The company is also the leading provider of circuit protection for the automotive industry and the third largest producer of electrical fuses in North America. In the automotive market, the company’s end customers include major automotive manufacturers in North America, Europe and Asia such as BMW, Chrysler, Ford Motor Company, General Motors, Hyundai Group, and Volkswagen. The company also supplies wiring harness manufacturers and auto parts suppliers worldwide, including Advance Auto Parts, Continental, Delphi, Lear, Leoni, Pep Boys, Sumitomo, Valeo, Wal-Mart, and Yazaki. In the electrical market, the company supplies representative customers such as Abbott, Acuity Brands, Dow Chemical, DuPont, GE, General Motors, Heinz, International Paper, John Deere, Marconi, Merck, Poland Springs, Procter & Gamble, Rockwell, United Technologies and 3M. Through the company’s electrical business, the company supplies industrial ground fault circuit protection in mining and other large industrial operations to customers such as Potash Corporation, Mosaic, Agrium, and Cameco. See “Business Environment: Circuit Protection Market”.
Net sales by business unit segment for the periods indicated are as follows (in thousands):

	Fiscal Year
	2009	2008	2007
Electronics	$262,984	$342,489	$348,957
Automotive	98,530	126,867	135,109
Electrical	68,633	61,513	52,078

Total	$430,147	$530,869	$536,144

The company operates in three geographic territories: the Americas; Europe; and Asia-Pacific. The company manufactures products and sells to customers in all three territories. There has been and continues to be a shift in the company’s revenues, and consequently manufacturing, to the Asia-Pacific region.

Net sales in our three geographic territories, based upon the shipped to destination, are as follows (in thousands):

	Fiscal Year
	2009	2008	2007
Americas	$166,137	$201,771	$204,305
Europe	83,449	118,559	118,265
Asia-Pacific	180,561	210,539	213,574

Total	$430,147	$530,869	$536,144

The company’s products are sold worldwide through a direct sales force and manufacturers’ representatives. For the year ended January 2, 2010, approximately 67.5% of the company’s net sales were to customers outside the United States (exports and foreign operations), including 20.3% in Hong Kong.
The company manufactures many of its products on fully integrated manufacturing and assembly equipment. The company maintains product quality through a Global Quality Management System with all manufacturing sites certified under ISO 9001:2000. In addition, several of the Littelfuse manufacturing sites are also certified under TS 16949 and ISO 14001.
References herein to “2007” or “fiscal 2007” refer to the fiscal year ended December 29, 2007. References herein to “2008” or “fiscal 2008” refer to the fiscal year ended December 27, 2008. References herein to “2009” or “fiscal 2009” refer to the fiscal year ended January 2, 2010. The company operates on a “4-4-5” fiscal calendar that normally keeps the number of weeks constant during the quarter. As a result of using this convention, fiscal year 2009 contains 53 weeks whereas fiscal 2008 and fiscal 2007 contained 52 weeks.
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

Electrical Products
The company entered the electrical market in 1983 and manufactures and sells a broad range of low-voltage and medium-voltage circuit protection products as well as protection relays to electrical distributors and their customers in the construction, OEM and industrial maintenance, repair and operating supplies (“MRO”) markets.
Power fuses are used to protect circuits in various types of industrial equipment and in industrial and commercial buildings. They are rated and listed under one of many Underwriters Laboratories’ fuse classifications. Major applications for power fuses include protection from over-load and short-circuit currents in motor branch circuits, heating and cooling systems, control systems, lighting circuits and electrical distribution networks.
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
PRODUCT DESIGN AND DEVELOPMENT
The company employs scientific, engineering and other personnel to continually improve its existing product lines and to develop new products at its research and engineering facilities in Champaign and Chicago, Illinois, Canada, China, Germany, the Philippines, and Mexico. The Product & Development Technology departments maintain a staff of engineers, chemists, material scientists and technicians whose primary responsibility is to design and develop new products.
Proposals for the development of new products are initiated primarily by sales and marketing personnel with input from customers. The entire product development process usually ranges from a few months to 18 months based on the complexity of development, with continuous efforts to reduce the development cycle. During fiscal years 2009, 2008 and 2007, the company expended $18.1 million, $24.1 million and $21.7 million, respectively, on research, product design and development (“R&D”). During 2009, the company continued moving R&D operations to lower cost locations closer to its customers. R&D operations are now in Canada, China, Germany, the Philippines, and Mexico as well as the United States.
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
As of January 2, 2010, the company owned 204 patents in North America, 106 patents in the European Union and 59 patents in other foreign countries. The company has also registered trademark protection for certain of its brand names and logos. The 204 North American patents are in the following product categories: 141 electronics; 45 automotive; and 18 electrical. Patents and licenses are amortized over a period of 4-12 years, with a weighted average life of 11.9 years. Distribution networks are amortized over a period of 4-20 years, with a weighted average life of 14.6 years. Trademarks and tradenames are amortized over a period of 5-20 years, with a weighted average life of 14.7 years. The company recorded amortization expense of $5.0 million, $3.9 million, and $3.3 million in 2009, 2008, and 2007, respectively, related to intangible assets.
New products are continually being developed to replace older products. The company regularly applies for patent protection on such new products. Although, in the aggregate, the company’s patents are important in the operation of its businesses, the company believes that the loss by expiration or otherwise of any one patent or group of patents would not materially affect its business.
License royalties amounted to $0.1 million, $0.2 million and $0.3 million for fiscal 2009, 2008 and 2007, respectively, and are included in other expense (income), net on the Consolidated Statements of Income.
MANUFACTURING
The company performs the majority of its own fabrication, stamps some of the metal components used in its fuses, holders and switches from raw metal stock and makes its own contacts and springs. In addition, the company fabricates silicon wafers for certain applications and performs its own plating (silver, nickel, zinc, tin and oxides). All thermoplastic molded component requirements used for such products as the ATO(R), MINI(R) and MAXI(TM) fuse product lines are met through the company’s in-house molding capabilities.
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
MARKETING
The company’s domestic sales and marketing staff of over 35 people maintain relationships with major OEMs and distributors. The company’s sales, marketing and engineering personnel interact directly with OEM engineers to ensure appropriate circuit protection and reliability within the parameters of the OEM’s circuit design. Internationally, the company maintains a sales and marketing staff of over 100 people with sales offices in the Netherlands, the U.K., Germany, Spain, Italy, Singapore, Taiwan, Japan, Brazil, Hong Kong, Korea, China and India. The company also markets its products indirectly through a worldwide organization of over 60 manufacturers’ representatives and distributes through an extensive network of electronics, automotive and electrical distributors.

Electronics
The company uses manufacturers’ representatives to sell its electronics products domestically and to call on major domestic and international OEMs and distributors. The company sells approximately 20 percent of its domestic products directly to OEMs, with the remainder sold through distributors nationwide.
In the Asia-Pacific region, the company maintains a direct sales staff and utilizes distributors in Japan, Singapore, Korea, Taiwan, China, Malaysia, Thailand, Hong Kong, India, Indonesia, Philippines, New Zealand and Australia. In Europe, the company maintains a direct sales force and utilizes manufacturers’ representatives and distributors to support a wide array of customers.
Automotive
The company maintains a direct sales force to service all the major automotive OEMs and system suppliers domestically. Approximately 23 manufacturers’ representatives sell the company’s products to aftermarket fuse retailers such as O’Reilly Auto Parts and Pep Boys. In Europe, the company uses both a direct sales force and manufacturers’ representatives to distribute its products to OEMs, major system suppliers and aftermarket distributors. In the Asia-Pacific region, the company uses both a direct sales force and distributors to supply to major OEMs and system suppliers.
Electrical
The company markets and sells its power fuses and protection relays through approximately 42 manufacturers’ representatives across North America. These representatives sell power fuse products through an electrical and industrial distribution network comprised of approximately 2,500 distributor buying locations. These distributors have customers that include electrical contractors, municipalities, utilities and factories (including both MRO and OEM).
The company’s field sales force (including regional sales managers and application engineers) and manufacturers’ representatives call on both distributors and end-users (consulting engineers, municipalities, utilities and OEMs) in an effort to educate these customers on the capabilities and characteristics of the company’s products.
BUSINESS SEGMENT INFORMATION
The company has three operating business unit segments: Electronics; Automotive; and Electrical. For information with respect to the company’s operations in its three reportable business unit segments for the fiscal year ended January 2, 2010, see Business Unit Segment Information included as part of “Item 8. Financial Statements and Supplementary Data”, which is incorporated herein by reference.
CUSTOMERS
The company sells to approximately 4,000 direct customers worldwide. No single customer accounted for more than 10% of net sales during the last three years. During fiscal 2009, 2008 and 2007, net sales to customers outside the United States (exports and foreign operations) accounted for approximately 67.5%, 62.0% and 61.9%, respectively, of the company’s total net sales.
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
BACKLOG
The backlog of unfilled orders at January 2, 2010, was approximately $59.0 million, compared to $53.9 million at December 27, 2008. Substantially all of the orders currently in backlog are scheduled for delivery in 2010.
EMPLOYEES
As of January 2, 2010, the company employed approximately 5,500 employees. Approximately 810 employees in Mexico and 65 employees in Germany are covered by collective bargaining agreements. The Mexico agreements consist of two separate collective bargaining agreements one for approximately 160 employees in Matamoros and one covering approximately 650 in Piedras Negras. The Matamoros agreement expires February 28, 2012. The Piedras Negras agreement expires January 31, 2012.
In Germany the company has two separate collective bargaining agreements, one for 61 associates in Dünsen, expiring Dec 31, 2010, and the second for 4 associates in Essen, expiring March 31, 2012.
Previously in 2009 a collective bargaining agreement covered approximately 30 employees at the company’s Des Plaines facility. These expired on March 31, 2009 and currently no U.S. based employees are subject to a collective bargaining agreement.
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
Littelfuse GmbH, which was acquired by the company in May 2004, is responsible for maintaining closed coal mines from legacy acquisitions. The company is compliant with German regulations pertaining to the maintenance of the mines and has an accrual related to certain of these coal mine shafts based on an engineering study estimating the cost of remediating the dangers (such as a shaft collapse) of certain of these closed coal mine shafts in Germany. The reserve is calculated based upon the cost of remediating the shafts that the study deems most risky. Further information regarding the coal mine liability reserve is provided in Note 10 of the Notes to Consolidated Financial Statements included in this report.
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
A work stoppage could occur at certain of our facilities, most likely as a result of disputes under collective bargaining agreements or in connection with negotiations of new collective bargaining agreements. In addition, we may experience a shortage of supplies for various reasons, such as financial distress, work stoppages, natural disasters or production difficulties that may affect one of our suppliers. A significant work stoppage, or an interruption or shortage of supplies for any reason, if protracted, could substantially adversely affect our business, financial condition and results of operations. The transfer of our manufacturing operations and changes in our distribution model could disrupt operations for a limited time.

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
As a resource-intensive manufacturing operation, we are exposed to a variety of market and asset risks, including the effects of changes in foreign currency exchange rates, commodity prices and interest rates. We have multiple sources of supply for the majority of our commodity requirements. However, significant shortages that disrupt the supply of raw materials or result in price increases could affect prices we charge our customers, our product costs, and the competitive position of our products and services. We monitor and manage these exposures as an integral part of our overall risk management program, which recognizes the unpredictability of markets and seeks to reduce the potentially adverse effects on our results. Nevertheless, changes in currency exchange rates, commodity prices and interest rates cannot always be predicted. In addition, because of intense price competition and our high level of fixed costs, we may not be able to address such changes even if they are foreseeable. Substantial changes in these rates and prices could have a material adverse effect on our results of operations and financial condition. For additional discussion of interest rate, currency or commodity price risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risks”.
Operations and supply sources located outside the United States, particularly in emerging markets, are subject to greater risks.
Our operating activities outside the United States contribute significantly to our revenues and earnings. Serving a global customer base and remaining competitive in the global market place required the company to place our production in countries outside the United States, including emerging markets, to capitalize on market opportunities and maintain a cost-efficient structure. In addition, we source a significant amount of raw materials and other components from third-party suppliers in low-cost countries. Our international operating activities are subject to a number of risks generally associated with international operations, including risks relating to the following:
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
We are in the process of relocating our manufacturing operations and changing our distribution and customer service model.
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
Net sales to the automotive, consumer electronics and communications industries represent a substantial portion of our revenues. Factors negatively affecting these industries and the demand for products also negatively affect our business, financial condition or results of operations. Any adverse occurrence, including industry slowdown, recession, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition or results of operations. For example, the automotive industry as well as the consumer electronics market is highly cyclical in nature and sensitive to changes in general economic conditions, consumer preferences and interest rates. In addition, the global automotive and electronic industries have overall manufacturing capacity far exceeding demand. To the extent that demand for certain of our customers’ products declines, the demand for our products may decline. Reduced demand relating to general economic conditions, consumer preferences, interest rates or industry over-capacity may have a material adverse effect upon our business, financial condition or results of operations.
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

The market price of our stock has fluctuated widely. Between December 28, 2008 and January 2, 2010, the closing sale price of our common stock ranged between a low of $8.87 and a high of $32.94, experiencing greater volatility over that time than the broader markets. The volatility of our stock price may be related to any number of factors, such as general economic conditions, industry conditions, analysts’ expectations concerning our results of operations, or the volatility of our revenues as discussed above under “Our Revenues May Vary Significantly from Period to Period.” The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
LITTELFUSE FACILITIES
The company’s operations are located in 33 owned or leased facilities worldwide, representing an aggregate of 2,002,468 square feet. The U.S. corporate headquarters was relocated to Chicago, Illinois in 2009. Formerly it was located in Des Plaines, Illinois along with the company’s largest manufacturing facility, which was closed in 2009. The company also has North American manufacturing facilities in Saskatoon, Canada, Irving, Texas Piedras Negras, Mexico and Matamoros, Mexico. The European headquarters and primary European distribution center is in the Netherlands, along with a manufacturing plant in Dünsen, Germany. As previously announced, the manufacturing facilities in Irivng, Texas, Matamoros, Mexico and Dünsen, Germany are expected to close in 2010. The Netherlands distribution center is expected to be sold in 2010. The company is currently marketing for sale its Des Plaines, Illinois, Elk Grove Village, Illinois and Dundalk, Ireland facilities, which closed on or before January 2, 2010. Asia-Pacific operations include sales and distribution centers located in Singapore, Taiwan, Japan, China and Korea, with manufacturing plants in China, Taiwan and the Philippines. The company does not believe that it will encounter any difficulty in renewing its existing leases upon the expiration of their current terms. Management believes that the company’s facilities are adequate to meet its requirements for the foreseeable future.
The following table provides certain information concerning the company’s facilities at January 2, 2010 and the use of these facilities during fiscal 2009:

		Size		Lease Expiration
Location	Use	(sq. ft.)	Lease/Own	Date	Primary Product
Des Plaines, Illinois	Manufacturing	340,000	Owned	—	Auto, Electronics and Electrical
Chicago, Illinois	Administrative, Engineering, Research and Testing	54,838	Leased	2024	Auto, Electronics and Electrical
Elk Grove Village, Illinois	Engineering and Research	5,000	Leased	2010	Auto and Electronics
Champaign, Illinois	Research and Development	13,503	Leased	2025	Auto and Electronics
Campbell, California	Engineering	1,710	Leased	2011	Electronics

		Size		Lease Expiration
Location	Use	(sq. ft.)	Lease/Own	Date	Primary Product
Irving, Texas	Engineering, Manufacturing, Research and Testing	101,000	Leased	2010	Electronics
Birmingham, Michigan	Sales	2,076	Leased	2011	Auto
Matamoros, Mexico	Manufacturing	114,558	Leased	2010	Electronics
Arcola, Illinois	Administrative	5,000	Leased	2010	Electrical
Piedras Negras, Mexico	Administrative / Manufacturing	98,822	Leased	2015	Auto
Piedras Negras, Mexico	Manufacturing	68,088	Leased	2012	Electrical
Piedras Negras, Mexico	Manufacturing	22,381	Leased	2012	Electrical
Piedras Negras, Mexico	Manufacturing	164,785	Owned	—	Auto
Eagle Pass, Texas	Distribution	7,800	Leased	2011	Auto, Electronics and Electrical
Swindon, U.K.	Administrative, Marketing and Sales	5,000	Leased	2012	Electronics
Utrecht, the Netherlands	Administrative, Distribution and Sales	34,642	Owned	—	Auto and Electronics
Essen, Germany	Administrative	8,374	Leased	2011	Electronics and Auto
Essen, Germany	Leased to third party	37,244	Owned	—	—
Dünsen, Germany	Manufacturing and Sales	43,966	Owned	—	Auto
Singapore	Sales and Distribution	1,550	Leased	2012	Electronics
Taipei, Taiwan	Sales	4,000	Leased	2010	Electronics
Seoul, Korea	Sales	3,643	Leased	2010	Electronics and Auto
Lipa City, Philippines	Manufacturing	116,046	Owned	—	Electronics
Lipa City, Philippines	Manufacturing	22,733	Leased	2010	Electronics
Dongguan, China	Manufacturing	124,600	Leased	2013	Electronics
Suzhou, China	Manufacturing	143,458	Owned	—	Electronics
Yang-Mei, Taiwan	Administrative /Manufacturing, Sales, and Distribution	40,080	Owned	—	Electronics
Wuxi, China	Manufacturing	220,068	Owned	—	Electronics
Hong Kong, China	Sales	2,478	Leased	2012	Electronics
Yokohama, Japan	Sales	6,726	Leased	2010	Electronics
Sao Paulo, Brazil	Sales	800	Leased	2010	Electronics and Auto
Dundalk, Ireland	Manufacturing	120,000	Owned	—	Electronic and Auto
Saskatoon, Canada	Manufacturing	67,500	Owned	—	Electrical

Properties with lease expirations in 2010 renew at various times throughout the year. The company does not anticipate any material impact as a result of such expirations.
ITEM 3. LEGAL PROCEEDINGS.
The company is not a party to any legal proceedings that it believes will have a material adverse effect upon the conduct of its business or its financial position.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no matters submitted to the company’s stockholders during the fourth quarter of fiscal 2009.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Shares of the company’s common stock are traded under the symbol “LFUS” on the Nasdaq Global Select Market. As of February 19, 2010, there were 136 holders of record of the company’s common stock.
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
In the case of the Russell 2000 Index and the Dow Jones Electrical Components and Equipment Industry Group Index, a $100 investment made on December 31, 2004 and reinvestment of all dividends is assumed. In the case of the company, a $100 investment made on December 31, 2004 is assumed (the company paid no dividends in 2005, 2006, 2007, 2008, or 2009). Returns are at December 31 of each year, with the exception of 2006, 2007, 2008 and 2009 for the company, which are at December 30, 2006, December 29, 2007, December 27, 2008 and January 2, 2010, respectively, which in each case was the last day of the company’s respective fiscal year.
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
The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2009 to April 30, 2010. The company did not repurchase any shares of its common stock during the fourth quarter of fiscal 2009.

The table below provides information with respect to the company’s quarterly stock prices during fiscal 2009 and 2008:

	2009				2008
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q

High	$33.19	$28.79	$20.74	$18.11	$31.98	$37.55	$39.21	$34.29
Low	24.37	19.63	10.30	8.82	11.48	29.28	32.89	26.90
Quarter close	32.15	26.71	20.65	10.60	15.54	33.91	32.89	33.58

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

	2009	2008	2007	2006*	2005*

Net sales	$430,147	$530,869	$536,144	$534,859	$467,089
Gross profit	125,361	143,669	171,537	161,263	144,552
Operating income	13,695	8,495	51,309	28,858	26,966
Income from continuing operations	9,411	8,016	36,835	23,236	16,582
Net income	9,411	8,016	36,835	23,824	17,710
Per share of common stock:
Income from continuing operations
- Basic	0.43	0.37	1.66	1.04	0.74
- Diluted	0.43	0.37	1.64	1.03	0.73
Cash and cash equivalents	70,354	70,937	64,943	56,704	21,947
Total assets	533,127	538,928	491,365	464,966	403,931
Long-term debt, less current portion	49,000	72,000	1,223	1,785	—

*	Results reflect Efen GmbH as a discontinued operation.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Littelfuse, Inc. and its subsidiaries (the “company” or “Littelfuse”) design, manufacture, and sell circuit protection devices for use in the electronics, automotive and electrical markets throughout the world. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader with information that will assist in understanding the company’s Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect the Consolidated Financial Statements. The discussion also provides information about the financial results of the various business segments to provide a better understanding of how those segments and their results affect the financial condition and results of operations of Littelfuse as a whole.
Business Segment Information
U.S. Generally Accepted Accounting Principals (GAAP) dictates annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Within U.S. GAAP, an operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM is the company’s President and Chief Executive Officer.
The company reports its operations by three business unit segments: Electronics; Automotive; and Electrical. The following table is a summary of the company’s operating segments’ net sales by business unit and geography (in thousands):

	Fiscal Year
	2009	2008	2007
Business Unit
Electronics	$263.0	$342.5	$348.9
Automotive	98.5	126.9	135.1
Electrical	68.6	61.5	52.1

Total	$430.1	$530.9	$536.1

Geography*
Americas	$166.1	$201.8	$204.3
Europe	83.4	118.6	118.2
Asia-Pacific	180.6	210.5	213.6

Total	$430.1	$530.9	$536.1

*	Sales are defined based upon shipped to destination.
Business unit segment information is described more fully in Note 15 of the Notes to Consolidated Financial Statements. The following discussion provides an analysis of the information contained in the Consolidated Financial Statements and accompanying notes beginning on page 39 at January 2, 2010 and December 27, 2008, and for the three fiscal years ended January 2, 2010, December 27, 2008 and December 29, 2007.
Results of Operations — 2009 Compared with 2008
Net sales decreased in the current year to $430.1 million compared to $530.9 million in 2008. These results reflected sales declines in the Automotive segment of $28.4 million or 22% to $98.5 million, along with a decrease in sales in the Electronics segment of $79.5 million or 23% to $263.0 million, partially offset by an increase in sales in the Electrical segment of $7.1 million or 12% to $68.6 million. The Electrical segment sales included a full year of sales ($23.7 million) in 2009 from the acquisition of Startco Engineering Ltd. (“Startco”), which was acquired in the fourth quarter of 2008.
The decrease in automotive sales was due primarily to the continued weak passenger car and truck markets across all geographies, resulting in sharp declines in global vehicle production, as OEMs took extended plant shutdowns. The negative impact from declines in volume was further impacted by unfavorable currency effects of $2.6 million in 2009, mainly due to the weaker euro, which experienced a lower annual average translation rate of 1.396 in 2009 compared to 1.475 in 2008.
The decrease in electronics sales primarily reflected continued weak demand as consumers continued to lose confidence in the economy and cut back on spending, particularly in the consumer electronics market. In addition, many customers in Asia, particularly contract manufacturers and original design manufacturers, had extensive plant shutdowns, and electronics distributors reduced inventories in response to weak demand. During the second half of 2009, demand for some consumer electronic items began to improve resulting in increased demand for the company’s products. The negative impact from declines in volume was further impacted by net unfavorable currency effects of $1.5 million largely due to the weakness of the euro and Korean won, partially offset by the favorable impact of a stronger Japanese yen.
The increase in electrical sales was due to incremental sales recorded in 2009 of $23.7 million from Startco, acquired at the beginning of the fourth quarter of 2008, as compared to $3.9 million in sales recorded in 2008. The base electrical business, which excludes Startco, declined 22% in 2009 as compared to 2008 due primarily to weakness in the non-residential construction and MRO markets.
On a geographic basis, sales in the Americas decreased $35.7 million or 18% in 2009 compared to 2008 due to decreased automotive sales of $15.9 million and lower electronics sales of $25.9 million, partially offset by increased electrical sales of $6.1 million, which included Startco. Automotive and electronics sales declined due to the impact of the global recession and inventory de-stocking throughout the supply chain. The electrical sales increase was due to incremental sales from the company’s Startco acquisition.
Europe sales decreased $35.2 million or 30% in 2009 compared to 2008 due to decreased automotive sales of $17.5 million and lower electronics sales of $17.7 million due to the impact of the global recession and inventory de-stocking throughout the supply chain. Current year results included unfavorable currency effects of $3.4 million reflecting a weaker euro in 2009.
Asia-Pacific sales decreased $29.9 million or 14% in 2009 compared to the prior year mainly due to lower electronics sales of $36.0 million, which was partially offset by higher automotive sales of $5.1 million and electrical sales $1.0 million, The weaker electronics sales reflected the impact of the global recession and inventory de-stocking throughout the supply chain. The increase in automotive sales reflected strong growth in the China market and gains in market share. Current year results included unfavorable currency translation effects of $0.7 million primarily due to a sharp decline in the Korean won partially offset by a favorable impact of a stronger Japanese Yen.
Gross profit was $125.4 million or 29.1% of sales in 2009, compared to $143.7 million or 27.1% of sales in 2008. The increase in gross profit margin percentage in 2009 primarily resulted from cost savings related to manufacturing plant consolidations and reductions in operating expenses. Higher restructuring and other costs related to plant transfer activities and a pension settlement charge of $5.7 million during 2008 also contributed to the margin improvement change in 2009.
The company recorded approximately $4.2 million of restructuring charges in cost of sales in 2009 due primarily to the reorganization of the company’s European and Asian operations. The European restructuring charges included the transfer of its manufacturing operations from Dünsen, Germany to Piedras Negras, Mexico. The Asian restructuring included the planned closure of a manufacturing facility in Taiwan. The 2009 restructuring charges to cost of sales were approximately $4.6 million lower than restructuring charges to cost of sales for 2008.
The company continues to focus heavily on Research and Development (R&D) to develop new solutions for customers and expand product offerings. During 2009, the company continued moving R&D operations to lower cost locations closer to its customers. R&D operations are now in Canada, China, Germany, the Philippines, and Mexico as well as the United States.
Total operating expense was $111.7 million or 26.0% of net sales for 2009 compared to $135.2 million or 25.5% of net sales for 2008. The reduction in operating expenses primarily reflects cost savings initiatives implemented in late 2008 and early 2009 including headcount reductions, consolidation of Asian and European sites and transfer of certain activities to low-cost Asian locations.

Operating income was $13.7 million or 3.2% of net sales in 2009 compared to $8.5 million or 1.6% of net sales in the prior year. The increase in operating income in the current year was due primarily to the cost reductions and lower restructuring charges described above partially offset by lower sales.
Interest expense decreased to $2.4 million in 2009 compared to $3.4 million for 2008 primarily due to a $1.1 million loss on an interest rate swap transaction recognized in 2008.
Other expense (income), net, consisting of interest income, royalties, non-operating income and foreign currency items, was $0.5 million of expense in 2009 compared to $5.6 million of income in 2008. The decrease primarily reflected an unfavorable net change of approximately $3.8 million in foreign currency translation effects (primarily due to the weakening of the Korean won against the U.S. dollar) and a $1.1 million refund received in 2008 related to a recovery of Japanese output taxes paid in 2007.
Income before income taxes was $10.8 million in 2009 compared to $10.6 million in 2008. Income tax expense was $1.4 million in 2009 compared to $2.6 million in 2008. The 2009 effective income tax rate was 13.2% compared to 24.5% in 2008. The decrease in the 2009 effective tax rate reflects the mix of income earned in lower tax jurisdictions in 2009 as well as the release of $2.6 million of contingent income tax reserves due to the lapsing of statute of limitations and the close-out of open audit years by local tax authorities.
Results of Operations — 2008 Compared with 2007
Net sales decreased slightly in 2008 to $530.9 million compared to $536.1 million in 2007. These results reflected sales declines in the Automotive segment of $8.2 million or 6% to $126.9 million, along with a decrease in sales in the Electronics segment of $6.4 million or 2% to $342.5 million, largely offset by an increase in sales in the Electrical segment of $9.4 million or 18% to $61.5 million.
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
Europe sales remained steady in 2008 compared to 2007, reflecting a modest increase of $0.4 million. 2008 results reflected favorable currency effects of $9.6 million offset by lower automotive sales due to a sharp decline in fourth quarter car production, which was down 22% year-over-year, and lower electronics sales due to decreased demand from electronics distributors.
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
Operating income was $8.5 million or 1.6% of net sales in 2008 compared to $51.3 million or 9.6% of net sales in the prior year. The decrease in operating income in the current year was due primarily to the special charges described above, reduced operating leverage and higher costs due to transfer-related activities and higher commodity prices.
Interest expense increased to $3.4 million in 2008 compared to $1.6 million for 2007 primarily due to a $1.1 million loss on an interest rate swap transaction recognized in 2008, as well as increased costs due to higher long-term debt resulting from the $80.0 million term loan agreement the company entered into on September 29, 2008. Other expense (income), net, consisting of interest income, royalties, non-operating income and foreign currency items, was $5.6 million in 2008 compared to $1.5 million in the prior year. The increase reflected a net improvement of approximately $3.9 million in foreign currency translation effects (primarily due to the strengthening of the US dollar against the Korean won, Philippine peso and euro) and a $1.1 million refund received in 2008 related to an exemption from Japanese output taxes paid in 2007, partially offset by a

$2.8 million non-cash charge related to marking down the company’s available-for-sale investment in Polytronics to its lower market value, as the loss was deemed “other than temporary”.
Income before income taxes was $10.6 million in 2008 compared to $51.3 million in 2007. Income tax expense was $2.6 million in 2008 compared to $14.5 million in the prior year. The 2008 effective income tax rate was 24.5% compared to 28.2% in 2007. The decrease in the 2008 effective tax rate reflects the mix of income earned in lower tax jurisdictions partially offset by a $1.1 million unfavorable impact from recognizing an other-than-temporary loss on the company’s available-for-sale investment in Polytronics, for which no tax benefit is available on the capital loss.
Liquidity and Capital Resources
The company historically has financed capital expenditures through cash flows from operations. Despite the recent adverse changes in market conditions, management expects that cash flows from operations and available lines of credit will be sufficient to support both the company’s operations and its debt obligations for the foreseeable future.
Term Loan
On September 29, 2008, the company entered into a Loan Agreement with various lenders that provides the company with a five-year term loan facility of up to $80.0 million for the purposes of (i) refinancing certain existing indebtedness; (ii) funding working capital needs; and (iii) funding capital expenditures and other lawful corporate purposes, including permitted acquisitions. The Loan Agreement also contains an expansion feature, pursuant to which the company may from time to time request incremental loans in an aggregate principal amount not to exceed $40.0 million. The company had $57.0 million outstanding at January 2, 2010. Further information regarding this arrangement is provided in Note 6 of the Notes to Consolidated Financial Statements included in this report.
The Loan Agreement requires the company to meet certain financial tests, including a consolidated leverage ratio and a consolidated interest coverage ratio. The Loan Agreement also contains additional affirmative and negative covenants which, among other things, impose certain limitations on the company’s ability to merge with other companies, create liens on its property, incur additional indebtedness, enter into transactions with affiliates except on an arm’s length basis, dispose of property, or issue dividends or make distributions. At January 2, 2010, and for the year then ended, the company was in compliance with these covenants. The new Loan Agreement does not impact the existing debt covenants in the revolving credit facility described below.
Revolving Credit Facilities
On January 28, 2009, the company entered into an unsecured financing arrangement with a Canadian bank that provided a CAD 10.0 million (equivalent to approximately $9.5 million at January 2, 2010) revolving credit facility, for capital expenditures and general working capital, which expires on July 21, 2011. This facility consists of prime-based loans and overdrafts, bankers acceptances and U.S. base rate loans and overdrafts, and is guaranteed by the company. At January 2, 2010, the company had approximately CAD 6.5 million (equivalent to approximately $6.2 million) outstanding under the revolving credit facility. As of January 2 2010, the company had approximately CAD 3.5 million (equivalent to approximately $3.3 million) available under the revolving credit facility at an interest rate of bankers acceptance rate plus 1.62% (2.10% as of January 2, 2010).
This agreement contains covenants that, among other matters, impose limitations on future mergers, sales of assets, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. As of the fiscal year ended 2009, the company was in compliance with all covenants.

The company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the company and agreement with the lenders, which expires on July 21, 2011. At January 2, 2010, the company had available the full $75.0 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 0.875% (1.11% as of January 2, 2010).
The domestic bank credit agreement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At January 2, 2010, and for the year then ended, the company was in compliance with these covenants.
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
The company also had $2.3 million available in letters of credit at January 2, 2010. No amounts were drawn under these letters of credit at January 2, 2010.
The company started 2009 with $70.9 million of cash. Net cash provided by operating activities in 2009 was approximately $29.6 million in the year and included $9.4 million in net income and $41.1 million in non-cash adjustments (primarily $36.6 million in depreciation and amortization), partially offset by $20.9 million of changes in operating assets and liabilities.
Changes in various operating assets and liabilities (including short-term and long-term items) that negatively impacted cash flows in 2009 consisted of decreases in accrued payroll and severance ($9.0 million), net decreases in accounts payable and accrued expenses ($7.9 million), increases in accounts receivable ($15.6 million), decreases in accrued taxes ($3.3 million), and increases in prepaid expenses and other current assets ($0.6 million), partially offset by decreases in inventory ($15.5 million). Days sales outstanding in accounts receivable increased to 61 days at year-end 2009, compared to 53 days at year-end 2008 and 58 days at year-end 2007. DSO in 2008 was unusually low due to the sharp drop-off in sales at the end of the year. The DSO levels for 2007 and 2009 of 59 and 61 days respectively, are more typical of what is expected going forward. Days inventory outstanding was 62 days at year-end 2009, compared to 72 days at year-end 2008 and 58 days at year-end 2007. The decrease in days inventory outstanding in 2009 resulted from lean initiatives and other inventory reduction efforts during 2009.
Net cash used in investing activities in 2009 was approximately $14.8 million and included $15.5 million in purchases of property, plant and equipment (primarily related to the company’s plant expansion and new facilities in the Asia-Pacific region, along with manufacturing process improvements, new facilities and product introductions in Mexico) and a $0.9 million payment of a holdback obligation related to the acquisition of

Shock Block, acquired during the first quarter of 2008, partially offset by $1.7 million in cash receipts from the sale of property, plant and equipment and the sale of an investment.
Net cash used in financing activities in 2009 was approximately $16.2 million, which included $17.7 million in net payments of debt and $1.5 million in cash proceeds from the exercise of stock options. The net payments from debt include $48.0 million in gross payments under the company’s term loan discussed above. Further information regarding the company’s debt is provided in Note 6 of the Notes to Consolidated Financial Statements included in this report.
The effect of exchange rate changes increased cash by $0.8 million in 2009. The net cash provided by operating activities less net cash used in financing and investing activities plus the effect of exchange rate changes, resulted in a $0.6 million decrease in cash and cash equivalents in 2009. This left the company with a cash balance of $70.4 million at the end of 2009.
The ratio of current assets to current liabilities was 3.2 to 1 at year-end 2009, compared to 3.1 to 1 at year-end 2008 and 2.4 to 1 at year-end 2007. The change in the current ratio at the end of the 2009 compared to the prior year reflected increased current assets in 2009, primarily related to higher accounts receivable balances and the reclassification of assets held for sale from property, plant and equipment, offset by a decrease in inventory balances. The carrying amounts of total debt decreased $16.8 million in 2009, compared to an increase of $66.7 million in 2008 and a decrease of $12.8 million in 2007, due to the $80 million loan agreement the company executed in 2008. The ratio of long-term debt to equity was 0.13 to 1 at year-end 2009, compared to 0.22 to 1 at year-end 2008 and 0.0 to 1 at year-end 2007. Further information regarding the company’s debt is provided in Note 6 of the Notes to Consolidated Financial Statements included in this report.
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
The company’s capital expenditures were $15.5 million in 2009, $51.3 million in 2008 and $40.5 million in 2007. Higher capital expenditures in the prior two years were primarily related to facilities and equipment to support the manufacturing transfers to Asia and Mexico. The company expects capital expenditures in 2010 will be approximately $16 to $19 million with the largest part related to the completion of facility moves, capacity expansion and new product development.
The company’s Board of Directors has authorized the company to repurchase up to 1 million shares of its common stock, from time to time, depending on market conditions. The company repurchased 218,000 common shares for $6.6 million in 2008, and 500,000 common shares for $16.4 million in 2007. The company did not repurchase any common shares during 2009. As of January 2, 2010, the company is authorized to purchase up to 1,000,000 shares of its common stock.

Contractual Obligations and Commitments
The following table summarizes contractual obligations and commitments as of January 2, 2010:

(In thousands)	Total	< 1 Year	> 1 - < 3 Years	> 3 - < 5 Years	> 5 Years

Term loan	$57,000	$8,000	$26,000	$23,000	$—
Revolving credit facility	6,183	6,183	—	—	—
Interest payments	2,881	1,095	1,654	132	—
Mexican Peso forward contract	3,263	3,263	—	—	—
Supplemental Executive Retirement Plan	2,229	31	62	62	2,074
Operating lease payments*	41,367	6,493	9,516	4,787	20,571
Purchase obligations	23,646	23,646	—	—	—

Total	$136,569	$48,711	$37,232	$27,981	$22,645

*	Included in “operating lease payments” is future rental expense related to office space for the company’s new U.S. corporate headquarters located in Chicago, Illinois. The company relocated during the first quarter of 2009. The lease commenced in January 2009 and expires December 2024. Refer to Note 16 of the Notes to Consolidated Financial Statements for more information.
Off-Balance Sheet Arrangements
As of January 2, 2010, the company did not have any off-balance sheet arrangements, as defined under the U.S. Securities and Exchange Commission rules. Specifically, the company was not liable for guarantees of indebtedness owed by third parties; the company was not directly liable for the debt of any unconsolidated entity, and the company did not have any retained or contingent interest in assets; and the company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. In 2009, the company entered into derivative financial instruments. Further information regarding these arrangements is provided in Note 7 of the Notes to Consolidated Financial Statements included in this report.
Recent Accounting Pronouncements
In February 2007, the FASB issued guidance titled “The Fair Value Option for Financial Assets and Financial Liabilities”. The guidance permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. The guidance is expected to expand the use of fair value measurement, but does not eliminate disclosure requirements included in other accounting standards. The guidance is effective for fiscal years beginning after November 15, 2007. The adoption of this accounting guidance did not have a material impact on the company’s Consolidated Financial Statements.
In December 2007, the FASB issued accounting guidance titled “Noncontrolling Interests in Consolidated Financial Statements”. The accounting guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. The accounting guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the Consolidated Statements of Income. The accounting guidance also amends certain other consolidation procedures and includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. As a result of the adoption of the accounting guidance, the company reclassified its immaterial noncontrolling interest from “Other long-term liabilities” to “Total equity” as of December 27, 2008 and December 29, 2007, to conform to the presentation at January 2, 2010.

In December 2007, the FASB revised existing guidance with respect to accounting for business combinations. The new business combination accounting guidance retains the underlying concepts of previous business combination accounting guidance in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but the new business combination accounting guidance changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs generally will be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination generally will be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The new business combination accounting guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The new business combination guidance amends existing income tax accounting guidance such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of the new business combination accounting guidance would also apply the provisions of the new business combination accounting guidance. The adoption of the new business combination accounting guidance resulted in a change to the company’s treatment of certain uncertain tax positions in fiscal 2009.
In March 2008, the FASB issued accounting guidance titled “Disclosures about Derivative Instruments and Hedging Activities”. The new standard requires enhanced disclosure about a company’s derivatives and hedging to help investors understand their impact on a company’s financial position, financial performance and cash flows. The new accounting guidance is effective for periods beginning after November 15, 2008. The adoption of the expanded disclosure requirements related to the company’s derivative and hedging activities resulted in additional disclosures as reflected in Note 7.
In June 2008, the FASB issued guidance titled “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data presentation to conform with the guidance provisions. The guidance is effective for fiscal years beginning after December 15, 2008. The company adopted the new guidance on December 28, 2008, which resulted in expanded disclosures as reflected in Note 17.
In April 2009, the FASB issued guidance titled “Interim Disclosures about Fair Value of Financial Instruments”. The guidance amends existing guidance to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This statement also amends existing guidance to require those disclosures in all interim financial statements. The new accounting guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of the new accounting guidance resulted in additional disclosures included in the company’s quarterly filings.
In May 2009, the FASB issued guidance titled “Subsequent Events”. The new accounting guidance sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, circumstances under which an entity should recognize events or transactions that may occur for potential recognition and disclosure in the financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of the new accounting guidance resulted in additional disclosures regarding the date through which management has evaluated subsequent events. The company evaluated subsequent events through February 26, 2010, the date its financial statements were filed with the SEC.
In June 2009, the FASB issued authoritative guidance that eliminates the qualifying special purpose entity concept, changes the requirements for derecognizing financial assets and requires enhanced disclosures about transfers of financial assets. The guidance also revises earlier guidance for determining whether an entity is a variable interest entity, requires a new approach for determining who should consolidate a variable interest entity, changes when it is necessary to reassess who should consolidate a variable interest entity, and requires enhanced disclosures related to an enterprise’s involvement in variable interest entities. The guidance is effective for the first annual reporting period that begins after November 15, 2009. The company does not believe the adoption of the new accounting guidance will have a material impact on its Consolidated Financial Statements.
In June 2009, the FASB issued guidance titled “The FASB Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“the codification standard”). The codification standard is effective for fiscal years, and interim periods, ending after September 15, 2009. The codification standard is intended to improve financial reporting by identifying the FASB Accounting Standards Codification and rules and interpretive releases of the SEC under authority of federal securities laws as the sole sources of authoritative accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for SEC registrants. The company adopted the codification standard on September 26, 2009. The adoption of the codification standard did not have a material impact on the company’s consolidated financial position or results of operations.
In October 2009, the FASB issued authoritative guidance that amends earlier guidance addressing the accounting for contractual arrangements in which an entity provides multiple products or services (deliverables) to a customer. The amendments address the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable, by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The amendments also require that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted. The company does not believe the accounting guidance will have a material impact on its Consolidated Financial Statements.
In October 2009, the FASB issued authoritative guidance that amends earlier guidance for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of guidance for recognizing revenue from the sale of software, but would be accounted for in accordance with other authoritative guidance. The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted. The company does not believe the accounting guidance will have a material impact on its Consolidated Financial Statements.
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
Returns & Credits: Some of the terms of the company’s sales agreements and normal business conditions provide customers (distributors) the ability to receive price adjustments on products previously shipped and invoiced. This practice is common in the industry and is referred to as a “ship and debit” program. This program allows the distributor to debit the company for the difference between the distributors’ contracted price and a lower price for specific transactions. Under certain circumstances (usually in a competitive situation or large volume opportunity), a distributor will request authorization to reduce its price to its buyer. If the company approves such a reduction, the distributor is authorized to “debit” its account for the difference between the contracted price and the lower approved price. The company establishes reserves for this program based on historic activity and actual authorizations for the debit and recognizes these debits as a reduction of revenue.
The company has a return to stock policy whereby a customer with previous authorization from Littelfuse management can return previously purchased goods for full or partial credit. The company establishes an estimated allowance for these returns based on historic activity. Sales revenue and cost of sales are reduced to anticipate estimated returns.
The company properly meets all of the criteria for recognizing revenue when the right of return exists. Specifically, the company meets those requirements because:
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
Goodwill and Other Intangible Assets
The company annually tests goodwill for impairment on the first day of its fiscal fourth quarter or at an interim date if there is an event or change in circumstances that indicates the asset may be impaired. Management determines the fair value of each of its business unit segments by using a discounted cash flow model (which includes forecasted five-year income statement and working capital projections, a market-based weighted average cost of capital and terminal values after five years) to estimate market value. In addition, the company compares its derived enterprise value on a consolidated basis to the company’s market capitalization as of its test date to ensure its derived value approximates the market value of the company when taken as a whole. The company has defined its reportable segments as its reporting units for goodwill accounting.
As of the most recent annual test conducted on September 27, 2009, the company concluded the fair value of each of the reporting units exceeded its carrying value of invested capital and therefore, no goodwill impairment existed. Specifically, the company noted that its headroom, defined as the excess of fair value over the carrying value of invested capital, was 35%, 30% and 38% for its electronics, automotive and electrical reporting units, respectively, at September 27, 2009. Certain key assumptions used in the annual test included a discount rate of 14.5% and a long-term growth rate of 3% for all three business units.
In addition, the company performed a sensitivity test at September 27, 2009 that showed a 100 basis point increase in its discount rate or a 100 basis point decrease in the long-term growth rate for each reporting unit would not have changed the company’s conclusion that no goodwill impairment existed at September 27, 2009.

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
Long-Lived Assets
The company evaluates long-lived asset groups on an ongoing basis. Long-lived asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset group. If it is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. The company’s estimates of future cash flows from such assets could be impacted if it underperforms relative to historical or projected future operating results.
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
Pension and Supplemental Executive Retirement Plan
Littelfuse has a number of company-sponsored defined benefit plans primarily in North America, Europe and the Asia-Pacific region. The company recognizes the full unfunded status of the plan on the balance sheet. Actuarial gains and losses and prior service costs and credits are recognized as a component of accumulated other comprehensive income. Accounting for pensions requires estimating the future benefit cost and recognizing the cost over the employee’s expected period of employment with the company. Certain assumptions are required in the calculation of pension costs and obligations. These assumptions include the discount rate, salary scales and the expected long-term rate of return on plan assets. The discount rate is intended to represent the rate at which pension benefit obligations could be settled by purchase of an annuity contract. These assumptions are subject to change based on stock and bond market returns and other economic factors. Actual results that differ from the company’s assumptions are accumulated and amortized over future periods and therefore, generally affect its recognized expense and accrued liability in such future periods. While the company believes that its assumptions are appropriate given current economic conditions and its actual experience, significant differences in results or significant changes in the company’s assumptions may materially affect its pension obligations and related future expense. Further information regarding these plans is provided in Note 12 of the Notes to Consolidated Financial Statements included in this report.
Stock-based Compensation
Stock-based compensation expense is recorded for stock-option grants, restricted stock and performance-based restricted stock awards based upon the fair values of the awards. The fair value of stock option awards is estimated at the grant date using the Black-Scholes option pricing model, which includes assumptions for volatility, expected term, risk-free interest rate and dividend yield. Expected volatility is based on implied volatilities from traded options on Littelfuse stock, historical volatility of Littelfuse stock and other factors. Historical data is used to estimate employee termination experience and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The company has not paid any cash dividends in its history.
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
The number of shares issued is based on the company attaining certain financial performance goals relating to return on net tangible assets (“RONTA”) for performance-based restricted stock awards granted prior to 2008, or return on net assets (“RONA”) for performance-based restricted stock granted in 2008 and 2009, as well as earnings before interest, taxes, depreciation and amortization (“EBITDA”) during the three-year performance period after the grant date. Stock-based compensation expense for performance-based restricted stock awards is based on the fair values and the company’s current estimate of the probable number of shares to be issued (based on the probable outcome at the end of the performance period). As the company’s estimate of the probable outcome changes in future periods, stock-based compensation expense is adjusted accordingly.
Total stock-based compensation expense was $5.5 million, $5.1 million and $5.0 million in 2009, 2008, and 2007, respectively. Further information regarding this expense is provided in Note 13 of the Notes to Consolidated Financial Statements included in this report.
Income Taxes
The company accounts for income taxes using the liability method. Deferred taxes are recognized for the future effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. The company recognizes deferred taxes for temporary differences, operating loss carryforwards and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Federal and state income taxes are provided on the portion of foreign income that is expected to be remitted to the U.S. and be taxable.
The company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
Further information regarding income taxes, including a detailed reconciliation of current year activity, is provided in Note 14 of the Notes to Consolidated Financial Statements included in this report.
Outlook
The company’s automotive and electronics markets weakened significantly beginning in the fourth quarter of 2008. The electrical market lagged and began to weaken in 2009. Excluding Startco, acquired in late 2008, electrical sales were down 22% for 2009 in line with automotive and electronics, due to the decline in non-residential construction. During the second half of 2009, the company began to experience an up-tick in demand across all segments. Sales for the fourth quarter of 2009 of $127.9 million represented a 10% sequential increase over the 2009 third quarter.

The company also began benefiting from its plan initiated in 2005 to reduce and consolidate its manufacturing operations to low cost locations in China, the Philippines and Mexico. This plan is expected to be completed by the end of 2010. In addition to its plant restructuring, the company has also executed a plan to reduce operating expenses year over year.
With the significantly improved expense profile and guarded optimistic expectations for year over year revenue growth, pre tax operating margins should improve significantly in 2010.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The company is exposed to market risk from changes in interest rates, foreign exchange rates and commodities.
Interest Rates
The company had $63.2 million in debt outstanding at January 2, 2010, primarily related to the term loan, which is described above in Item 7 under Liquidity and Capital Resources. In order to reduce interest rate risk and effectively manage its exposure to fluctuations in the adjustable interest rate of the loan, the company entered into a one-year interest rate swap transaction with JPMorgan Chase Bank, N.A. on October 29, 2008. The interest rate swap was for a notional amount of $65 million and allowed the company to pay a fixed annual rate of 2.85% on the notional amount and required JPMorgan Chase Bank, N.A. to pay a floating rate tied to the one-month U.S. dollar LIBOR. The interest rate swap expired on October 29, 2009. While the remaining portion of this debt has a variable interest rate, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are insignificant relative to earnings.
Foreign Exchange Rates
The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in Mexico, Canada, Germany, China, Taiwan and the Philippines. During 2009, sales to customers outside the U.S. were 67.5% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan and Taiwanese dollars.
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
During 2009, the company entered into a forward contract to purchases Mexican Peso. The purpose of the contract was to hedge approximately 60% of the company’s forecasted Mexican peso exposure included within a U.S. dollar functional currency entity. See Note 7 for additional disclosure.
Commodities
The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper and zinc, where at current prices and volumes, a

10% price change in copper would affect pretax profit by approximately $1.4 million. A 10% change in zinc would affect pretax profit by approximately $0.5 million.
The cost of oil fluctuated dramatically over the past several years. Consequently, there is a risk that a return to high prices for oil and electricity in 2010 could have a significant impact on the company’s transportation and utility expenses.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Littelfuse, Inc.
We have audited the accompanying consolidated balance sheets of Littelfuse, Inc. and subsidiaries (Company) as of January 2, 2010, and December 27, 2008, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended January 2, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Littelfuse, Inc. and subsidiaries at January 2, 2010 and December 27, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As described in Note 1 of the notes to the consolidated financial statements, effective December 28, 2008, the Company adopted new rules regarding the accounting for noncontrolling interests. As described in Note 17 of the notes to the consolidated financial statements, effective December 28, 2008, the Company adopted the two-class method of computing earnings per share.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Littelfuse, Inc. and subsidiaries’ internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Chicago, Illinois
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Littelfuse, Inc.
We have audited Littelfuse, Inc.’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Littelfuse, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Littelfuse, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Littelfuse, Inc. and subsidiaries as of January 2, 2010, and December 27, 2008, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended January 2, 2010, and our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Chicago, Illinois
February 26, 2010

CONSOLIDATED BALANCE SHEETS

(In thousands of USD)	January 2, 2010	December 27, 2008

ASSETS
Current assets:
Cash and cash equivalents	$70,354	$70,937
Accounts receivable, less allowances (2009 - $9,975; 2008 - $12,770)	79,521	62,126
Inventories	52,567	66,679
Deferred income taxes	13,804	11,693
Prepaid expenses and other current assets	18,196	17,968
Assets held for sale	7,343	—

Total current assets	241,785	229,403
Property, plant, and equipment:
Land	7,808	11,089
Buildings	56,916	68,165
Equipment	280,928	301,835
Accumulated depreciation	(207,500)	(220,939)

Net property, plant and equipment	138,152	160,150
Intangible assets, net of amortization:
Patents, licenses and software	12,451	8,077
Distribution network	10,837	11,577
Customer lists, trademarks and tradenames	13,363	2,954
Goodwill	94,986	106,961
Investments	11,742	3,436
Deferred income taxes	8,460	15,235
Other assets	1,351	1,135

Total assets	$533,127	$538,928

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,646	$18,854
Accrued payroll	13,291	17,863
Accrued expenses	8,561	17,220
Accrued severance	11,418	8,393
Accrued income taxes	4,525	2,570
Current portion of long-term debt	14,183	8,000

Total current liabilities	75,624	72,900
Long-term debt, less current portion	49,000	72,000
Accrued severance	421	7,200
Accrued post-retirement benefits	18,271	41,637
Other long-term liabilities	11,212	11,340
Shareholders’ Equity:
Preferred stock, par value $0.01 per share: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued and outstanding, 2009 — 21,792,241; 2008 - 21,719,734	218	217
Additional paid-in capital	130,870	124,384
Accumulated other comprehensive income (loss)	18,727	(10,123)
Retained earnings	228,641	219,230

Littelfuse, Inc. shareholders’ equity	378,456	333,708

Non-controlling interest	143	143

Total equity	378,599	333,851

Total liabilities and equity	$533,127	$538,928

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	January 2,	December 27,	December 29,
(In thousands of USD, except per share amounts)	2010	2008	2007

Net sales	$430,147	$530,869	$536,144
Cost of sales	304,786	387,200	364,607

Gross profit	125,361	143,669	171,537

Selling, general and administrative expenses	88,506	107,239	103,258
Research and development expenses	18,134	24,069	21,700
Gain on sale of Ireland property	—	—	(8,037)
Amortization of intangibles	5,026	3,866	3,307

Total operating expenses	111,666	135,174	120,228

Operating income	13,695	8,495	51,309

Interest expense	2,377	3,440	1,557
Other expense (income), net	481	(5,568)	(1,536)

Income before income taxes	10,837	10,623	51,288
Income taxes	1,426	2,607	14,453

Net income	$9,411	$8,016	$36,835

Income per share:
Basic	$0.43	$0.37	$1.66

Diluted	$0.43	$0.37	$1.64

Weighted-average shares and equivalent shares outstanding:
Basic	21,743	21,722	22,231
Diluted	21,812	21,826	22,394

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands of USD)	January 2, 2010	December 27, 2008	December 29, 2007
| | |
OPERATING ACTIVITIES
Net income	$9,411	$8,016	$36,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,596	28,333	25,429
Impairment of assets	829	3,169	767
Impairment of investments	—	2,787	—
Amortization of intangibles	5,026	3,866	3,307
Provision for bad debts	319	286	31
Loss (gain) on sale of property, plant and
equipment	703	(511)	(8,037)
Stock-based compensation	5,503	5,058	4,957
Deferred income taxes	(2,905)	(3,947)	2,151
Pension settlement expenses	—	5,725	1,506
Changes in operating assets and liabilities:
Accounts receivable	(15,569)	23,080	(280)
Inventories	15,549	(6,593)	9,112
Accounts payable and accrued expenses	(7,934)	(3,129)	(5,307)
Accrued payroll and severance	(9,018)	(15,705)	(3,046)
Accrued taxes	(3,322)	(3,462)	(3,071)
Prepaid expenses and other	(577)	(6,398)	(4,414)

Net cash provided by operating activities	29,611	40,575	59,940

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,536)	(51,288)	(40,501)
Purchase of businesses, net of cash acquired	(920)	(47,465)	(4,507)
Proceeds from sale of investment	133	—	—
Proceeds from sale of property, plant and equipment	1,558	4,479	—
Proceeds from sale of Ireland property	—	—	8,593
Deposit on sale of building	—	—	1,607

Net cash used in investing activities	(14,765)	(94,274)	(34,808)

FINANCING ACTIVITIES
Proceeds from debt	32,374	190,500	89,200
Payments of debt	(50,076)	(123,912)	(101,991)
Proceeds from exercise of stock options	1,505	1,857	6,316
Notes receivable, common stock	—	5	5
Excess tax benefit on share-based compensation	15	172	610
Purchases of common stock	—	(6,623)	(16,433)

Net cash (used in) provided by financing activities	(16,182)	61,999	(22,293)
Effect of exchange rate changes on cash and cash equivalents	753	(2,306)	5,400

(Decrease) increase in cash and cash equivalents	(583)	5,994	8,239
Cash and cash equivalents at beginning of year	70,937	64,943	56,704

Cash and cash equivalents at end of year	$70,354	$70,937	$64,943

See accompanying notes.

CONSOLIDATED STATEMENTS OF EQUITY

	Littelfuse, Inc. Shareholders’ Equity
		Addl. Paid in	Notes Rec. Common	Accum. Other Comp.		Non-controlling
(In thousands of USD)	Common Stock	Capital	Stock	Inc. (Loss)	Retained Earnings	Interest	Total

Balance at December 31, 2006	$221	$108,543	$(10)	$(11)	$194,922	$143	$303,808
Comprehensive income:
Net income for the year	—	—	—	—	36,835	—	36,835
Min. pension liability adj.*	—	—	—	4,123	—	—	4,123
Unrealized gain on invest.*	—	—	—	668	—	—	668
Foreign currency trans. adj.	—	—	—	12,581	—	—	12,581

Comprehensive income							54,207
Payments on notes receivable	—	—	5	—	—	—	5
Stock-based compensation	—	4,957	—	—	—	—	4,957
Purchase of 500,000 shares of common stock	(5)	(1,745)	—	—	(14,683)	—	(16,433)
Stock options exercised, including tax impact of $728	3	7,010	—	—	—	—	7,013

Balance at December 29, 2007	$219	$118,765	$(5)	$17,361	$217,074	$143	$353,557
Comprehensive income (loss):
Net income for the year	—	—	—	—	8,016	—	8,016
Change in net unrealized gain on derivatives*	—	—	—	(403)	—	—	(403)
Min. pension liability adj. *	—	—	—	(11,653)	—	—	(11,653)
Unrealized loss on invest.*	—	—	—	(2,892)	—	—	(2,892)
Transfer of investment loss to income*	—	—	—	2,787	—	—	2,787
Foreign currency trans. adj.	—	—	—	(15,323)	—	—	(15,323)

Comprehensive income (loss)							(19,468)
Payments on notes receivable	—	—	5	—	—	—	5
Stock-based compensation	—	5,058	—	—	—	—	5,058
Purchase of 218,000 shares of common stock	(2)	(761)	—	—	(5,860)	—	(6,623)
Stock options exercised, including tax impact of ($361)	—	1,322	—	—	—	—	1,322
Balance at December 27, 2008	$217	$124,384	$—	$(10,123)	$219,230	$143	$333,851

Comprehensive income:
Net income for the year	—	—	—	—	9,411	—	9,411
Change in net unrealized gain on derivatives*	—	—	—	311	—		311
Min. pension liability adj. *	—	—	—	11,657	—	—	11,657
Unrealized gain on invest.*	—	—	—	8,648	—	—	8,648
Foreign currency trans. adj.	—	—	—	8,234	—	—	8,234

Comprehensive income							38,261
Stock-based compensation	—	5,503	—	—	—	—	5,503
Stock options exercised, including tax impact of ($521)	1	983	—	—	—	—	984

Balance at January 2, 2010	$218	$130,870	$—	$18,727	$228,641	$143	$378,599

*	Including related tax impact.
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Other Information
Nature of Operations: Littelfuse, Inc. and its subsidiaries (the “company”) design, manufacture, and sell circuit protection devices for use in the automotive, electronic and electrical markets throughout the world.
Fiscal Year: The company’s fiscal year ended January 2, 2010 contained 53 weeks and fiscal years ended December 27, 2008, and December 29, 2007 contained 52 weeks each.
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
Investments: The company has determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported as a component of “Accumulated Other Comprehensive Income (Loss).” Realized gains and losses and declines in unrealized value judged to be other-than-temporary on available-for-sale securities are included in other expense (income), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
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
Goodwill: The company annually tests goodwill for impairment on the first day of its fiscal fourth quarter or at an interim date if there is an event or change in circumstances that indicates the asset may be impaired. Management determines the fair value of each of its business unit segments by using a discounted cash flow model (which includes forecasted five-year income statement and working capital projections, a market-based weighted average cost of capital and terminal values after five years) to estimate market value. In addition, the company compares its derived enterprise value on a consolidated basis to the company’s market capitalization as of its test date to ensure its derived value approximates the market value of the company when taken as a whole. The company has defined its reportable segments as its reporting units for goodwill accounting.
As of the most recent annual test conducted on September 27, 2009, the company concluded the fair value of each of the reporting units exceeded its carrying value of invested capital and therefore, no goodwill impairment existed. Specifically, the company noted that its headroom, defined as the excess of fair value over the carrying value of invested capital, was 35%, 30% and 38% for its electronics, automotive and electrical reporting units, respectively, at September 27, 2009. Certain key assumptions used in the annual test included a discount rate of 14.5% and a long-term growth rate of 3% for all three business units.
In addition, the company performed a sensitivity test at September 27, 2009 that showed a 100 basis point increase in its discount rate or a 100 basis point decrease in the long-term growth rate for each reporting unit would not have changed the company’s conclusion that no goodwill impairment existed at September 27, 2009.
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
Other Intangible Assets: Trademarks and tradenames are amortized using the straight-line method over estimated useful lives that have a range of five to 20 years. Patents, licenses and software are amortized using the straight-line method or an accelerated method over estimated useful lives that have a range of four to 12 years. The distribution networks are amortized on either a straight-line or accelerated basis over estimated useful lives that have a range of four to 20 years. Other intangible assets are also tested for impairment when there is a significant event that may cause the asset to be impaired.

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
Pension and Other Post-retirement Benefits: Accounting for pensions requires estimating the future benefit cost and recognizing the cost over the employee’s expected period of employment with the company. Certain assumptions are required in the calculation of pension costs and obligations. These assumptions include the discount rate, salary scales and the expected long-term rate of return on plan assets. The discount rate is intended to represent the rate at which pension benefit obligations could be settled by purchase of an annuity contract. These assumptions are subject to change based on stock and bond market returns and other economic factors. Actual results that differ from the company’s assumptions are accumulated and amortized over future periods and therefore generally affect its recognized expense and accrued liability in such future periods. While the company believes that its assumptions are appropriate given current economic conditions and its actual experience, significant differences in results or significant changes in the company’s assumptions may materially affect its pension obligations and related future expense. On April 1, 2009, the company elected to freeze its U.S. benefit plan. As a result of the freeze decision, the company remeasured its pension plan assets and obligations which resulted in a decrease in the net obligation at that date. See Note 12 for additional information.
Reclassifications: Certain items in the 2008 and 2007 financial statements have been reclassified to conform to the 2009 presentation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Other Information, continued
Returns & Credits: Some of the terms of the company’s sales agreements and normal business conditions provide customers (distributors) the ability to receive price adjustments on products previously shipped and invoiced. This practice is common in the industry and is referred to as a “ship and debit” program. This program allows the distributor to debit the company for the difference between the distributors’ contracted price and a lower price for specific transactions. Under certain circumstances (usually in a competitive situation or large volume opportunity), a distributor will request authorization to reduce its price to its buyer. If the company approves such a reduction, the distributor is authorized to “debit” its account for the difference between the contracted price and the lower approved price. The company establishes reserves for this program based on historic activity and actual authorizations for the debit and recognizes these debits as a reduction of revenue.
The company has a return to stock policy whereby a customer with prior authorization from Littelfuse management can return previously purchased goods for full or partial credit. The company establishes an estimated allowance for these returns based on historic activity. Sales revenue and cost of sales are reduced to anticipate estimated returns.
The company properly meets all of the criteria for recognizing revenue when the right of return exists. Specifically, the company meets those requirements because:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Other Information, continued
Allowance for Doubtful Accounts: The company evaluates the collectibility of its trade receivables based on a combination of factors. The company regularly analyzes its significant customer accounts and, when the company becomes aware of a specific customer’s inability to meet its financial obligations, the company records a specific reserve for bad debt to reduce the related receivable to the amount the company reasonably believes is collectible. The company also records allowances for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer,macroeconomic considerations and past experience. Historically, the allowance for doubtful accounts has been adequate to cover bad debts. If circumstances related to specific customers change, the estimates of the recoverability of receivables could be further adjusted. However, due to the company’s diverse customer base and lack of credit concentration, the company does not believe its estimates would be materially impacted by changes in its assumptions.
Advertising Costs: The company expenses advertising costs as incurred, which amounted to $1.1 million in 2009, $2.3 million in 2008, and $1.8 million in 2007, and are included as a component of selling, general and administrative expenses.
Shipping and Handling Fees and Costs: Amounts billed to customers related to shipping and handling are classified as revenue. Costs incurred for shipping and handling of $5.0 million, $6.5 million, and $5.7 million in 2009, 2008, and 2007, respectively, are classified in selling, general and administrative expenses.
Restructuring Costs: The company incurred severance charges and plant closure expenses as part of the company’s on-going cost reduction efforts. These charges are included in cost of sales, selling, general and administrative expenses, or research and development expenses depending on the personnel being included in the charge. See Note 9 for additional information on restructuring costs.
Foreign Currency Translation: The company’s foreign subsidiaries use the local currency or the U.S. dollar as their functional currency, as appropriate. Assets and liabilities are translated using exchange rates at the balance sheet date, and revenues and expenses are translated at weighted average rates. The amount of foreign currency conversion recognized in the income statement related to currency translation was $0.4 million of loss in 2009 and $2.3 million and $2.9 million of gains in 2008 and 2007, respectively and is included as a component of other expense (income), net. Adjustments from the translation process are recognized in “Shareholders’ Equity” as a component of “Accumulated Other Comprehensive Income (Loss)”.
Stock-based Compensation: The company recognizes compensation expense for the cost of awards of equity compensation using a fair value method. Benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Other Information, continued
Income Taxes: The company accounts for income taxes using the liability method. Deferred taxes are recognized for the future effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. The company recognizes deferred taxes for temporary differences, operating loss carryforwards and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Federal and state income taxes are provided on the portion of foreign income that is expected to be remitted to the U.S. and be taxable.
Accounting Pronouncements: In February 2007, the FASB issued guidance titled “The Fair Value Option for Financial Assets and Financial Liabilities”. The guidance permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. The guidance is expected to expand the use of fair value measurement, but does not eliminate disclosure requirements included in other accounting standards. The guidance is effective for fiscal years beginning after November 15, 2007. The adoption of this accounting guidance did not have a material impact on the company’s Consolidated Financial Statements.
In December 2007, the FASB issued accounting guidance titled “Noncontrolling Interests in Consolidated Financial Statements”. The accounting guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. The accounting guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the Consolidated Statements of Income. The accounting guidance also amends certain other consolidation procedures and includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. As a result of the adoption of the accounting guidance, the company reclassified its immaterial noncontrolling interest from “Other long-term liabilities” to “Total equity” as of December 27, 2008 and December 29, 2007 to conform to the presentation at January 2, 2010.
In December 2007, the FASB revised existing guidance with respect to accounting for business combinations. The new business combination accounting guidance retains the underlying concepts of previous business combination accounting guidance in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but the new business combination accounting guidance changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs generally will be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination generally will be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The new business combination accounting guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The new business combination guidance amends existing income tax accounting guidance such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Other Information, continued
prior to the effective date of the new business combination accounting guidance would also apply the provisions of the new business combination accounting guidance. The adoption of the new business combination accounting guidance resulted in a change to the company’s treatment of certain uncertain tax positions in fiscal 2009.
In March 2008, the FASB issued accounting guidance titled “Disclosures about Derivative Instruments and Hedging Activities”. The new standard requires enhanced disclosure about a company’s derivatives and hedging to help investors understand their impact on a company’s financial position, financial performance and cash flows. The new accounting guidance is effective for periods beginning after November 15, 2008. The adoption of the expanded disclosure requirements related to the company’s derivative and hedging activities resulted in additional disclosures as reflected in Note 7.
In June 2008, the FASB issued guidance titled “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data presentation to conform with the guidance provisions. The guidance is effective for fiscal years beginning after December 15, 2008. The company adopted the new guidance on December 28, 2008, which resulted in expanded disclosures as reflected in Note 17.
In April 2009, the FASB issued guidance titled “Interim Disclosures about Fair Value of Financial Instruments”. The guidance amends existing guidance to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This statement also amends existing guidance to require those disclosures in all interim financial statements. The new accounting guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of the new accounting guidance resulted in additional disclosures included in the company’s quarterly filings.
In May 2009, the FASB issued guidance titled “Subsequent Events”. The new accounting guidance sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, circumstances under which an entity should recognize events or transactions that may occur for potential recognition and disclosure in the financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of the new accounting guidance resulted in additional disclosures regarding the date through which management has evaluated subsequent events. The company evaluated subsequent events through February 26, 2010, the date its financial statements were filed with the SEC.
In June 2009, the FASB issued authoritative guidance that eliminates the qualifying special purpose entity concept, changes the requirements for derecognizing financial assets and requires enhanced disclosures about transfers of financial assets. The guidance also revises earlier guidance for determining whether an entity is a variable interest entity, requires a new approach for determining who should consolidate a variable interest entity, changes when it is necessary to reassess who should consolidate a variable interest entity, and requires enhanced disclosures related to an enterprise’s involvement in variable interest entities. The guidance is effective for the first annual reporting period that begins after November 15, 2009. The company does not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Other Information, continued
believe the adoption of the new accounting guidance will have a material impact on its Consolidated Financial Statements.
In June 2009, the FASB issued guidance titled “The FASB Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“the codification standard”). The codification standard is effective for fiscal years, and interim periods, ending after September 15, 2009. The codification standard is intended to improve financial reporting by identifying the FASB Accounting Standards Codification and rules and interpretive releases of the SEC under authority of federal securities laws as the sole sources of authoritative accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for SEC registrants. The company adopted the codification standard on September 26, 2009. The adoption of the codification standard did not have a material impact on the company’s consolidated financial position or results of operations.
In October 2009, the FASB issued authoritative guidance that amends earlier guidance addressing the accounting for contractual arrangements in which an entity provides multiple products or services (deliverables) to a customer. The amendments address the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable, by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The amendments also require that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted. The company does not believe the accounting guidance will have a material impact on its Consolidated Financial Statements.
In October 2009, the FASB issued authoritative guidance that amends earlier guidance for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of guidance for recognizing revenue from the sale of software, but would be accounted for in accordance with other authoritative guidance. The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted. The company does not believe the accounting guidance will have a material impact on its Consolidated Financial Statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisition of Business, continued
The acquisition was accounted for using the purchase method of accounting and the operations of Shock Block are included in the company’s consolidated results from the date of the acquisition. The following table sets forth the preliminary purchase price allocations for Shock Block’s net assets in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair market or net realizable values.

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
On September 17, 2008, the company announced that it had signed a definitive agreement to acquire the stock of Startco Engineering Ltd. (“Startco”), a leading manufacturer in ground-fault protection products and custom-power distribution centers located in Saskatchewan, Canada. On September 30, 2008, the company completed the purchase of Startco for approximately $37.7 million. From September 30, 2008 and thereafter, the results of operations of Startco are included in the company’s Consolidated Statements of Income. The company funded the acquisition with proceeds from the Loan Agreement discussed in Note 6.
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
The following table sets forth the purchase price allocation for Startco’s net assets in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair market or net realizable values.

Startco purchase price allocation (in thousands):
Cash	$701
Accounts receivable, net	3,488
Inventories	2,950
Property, plant and equipment	5,000
Intangible Assets	18,025
Goodwill	16,719
Other Assets	32
Current liabilities	(5,610)
Deferred tax liability	(3,647)

$37,658

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisition of Business, continued
All Startco goodwill and other assets and liabilities were recorded in the Electrical business unit segment and reflected in the Americas geographical area. These estimates were subject to revision after the company completed its fair value analysis, which occurred during the first quarter of 2009 and resulted in an allocation of $18.0 million to identifiable intangible assets, including $5.3 million in patents and product designs, $5.5 million in trademarks and tradenames and $7.2 million in customer lists and backlog. The patents and product designs are both being amortized over 12 years. Customer lists are being amortized over 15 years. Backlog is being amortized over 3 years. Trademarks and tradenames have indefinite lives and are not being amortized. Goodwill for the above acquisition is not expected to be deductible for tax purposes.
Pro forma financial information is not presented for Startco or in the aggregate for the aforementioned acquisitions due to amounts not being materially different than actual results.
3. Inventories
The components of inventories at January 2, 2010 and December 27, 2008 are as follows (in thousands):

	2009	2008
Raw materials	$20,065	$22,642
Work in process	9,111	11,524
Finished goods	23,391	32,513

Total	$52,567	$66,679

4. Goodwill and Other Intangible Assets
The amounts for goodwill and changes in the carrying value by operating segment are as follows at January 2, 2010 and December 27, 2008 (in thousands):

	2009	Additions(a)	Adjust.(b)	2008	Addition(c)	Adjust.(b)	2007

Electronics	$35,083	$—	$(588)	$35,671	$66	$(707)	$36,312
Automotive	24,685	—	292	24,393	—	(771)	25,164
Electrical	35,218	(13,915)	2,236	46,897	40,079	(5,168)	11,986

Total	$94,986	$(13,915)	$1,940	$106,961	$40,145	$(6,646)	$73,462

(a)	Electrical reductions in 2009 of $14.0 million related to the finalization of the Startco purchase price allocation.

(b)	Adjustments reflect the impact of changes in exchange rates as well as the partial reversal of an unrecognized tax benefit in 2008.

(c)	Electrical additions in 2008 include $32.3 million related to the Startco acquisition and $7.6 million related to the Shock Block acquisition.
The company recorded amortization expense of $5.0 million, $3.9 million, and $3.3 million in 2009, 2008, and 2007, respectively. The details of other intangible assets and related future amortization expense of existing intangible assets at January 2, 2010 and December 27, 2008 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Goodwill and Other Intangible Assets, continued

	As of January 2, 2010			As of December 27, 2008
	Weighted	Gross		Weighted	Gross
	Average	Carrying	Accumulated	Average	Carrying	Accumulated
(in thousands)	Useful Life	Value	Amortization	Useful Life	Value	Amortization

Patents, licenses and software(a)	11.9	$40,205	$27,754	11.9	$34,121	$26,044
Distribution network(a)	14.6	30,546	19,709	15.3	28,622	17,045
Customer lists, trademarks and tradenames(a)	14.7	14,103	6,299	14.9	8,142	5,188
Tradenames(a) (b)	—	5,559	—	—	—	—

Total		$90,413	$53,762		$70,885	$48,277

(a)	Increase to gross carrying value for patents, licenses and software and customer lists, trademarks and tradenames in 2009 are related to the Startco acquisition purchase price allocation discussed in Note 2. Other changes are primarily due to the impact of changes in exchange rates.

(b)	Tradenames with indefinite lives.
Estimated amortization expense related to intangible assets with definite lives at January 2, 2010 is as follows (in thousands):

2010	5,091
2011	5,033
2012	3,570
2013	3,267
2014	2,607
2015 and thereafter	11,524

$31,092

5. Investments
Included in investments are shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company. In addition, the company had an immaterial investment in Sumi Motherson, an Indian company, that was sold during the quarter ended September 26, 2009 for €0.1 million (approximately $0.2 million). Both of these investments were acquired as part of the Littelfuse GmbH (formerly known as Heinrich Industries, AG) acquisition. The company’s Polytronics shares held at the end of fiscal 2009 and 2008 represent approximately 8.0% of total Polytronics shares outstanding for both years. The fair value of the Polytronics investment was €8.2 million (approximately $11.7 million) at January 2, 2010 and €2.1 million (approximately $2.9 million) at December 27, 2008. Included in 2009 other comprehensive income was an unrealized gain of $8.7 million, due to the increase in fair market value of the Polytronics investment. The remaining movement year over year was due to the impact of changes in exchange rates.
The investment in Polytronics stock had traded significantly below its acquisition cost of €4.1 million (approximately $4.3 million) from June 2008 through December 27, 2008 and had not traded above cost during that time period. As such, management concluded as of December 27, 2008 that it was more likely than not the loss was “other than temporary”. The cost basis of the security was adjusted down to the fair value as of the measurement date with a resulting charge to earnings. Consequently, the company recorded a realized loss on investment of €2.0 million (approximately $2.8 million) to other expense (income), net for the fiscal year ended December 27, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Debt
The carrying amounts of long-term debt at January 2, 2010 and December 27, 2008 are as follows:

In thousands	2009	2008
Term loan	$57,000	$80,000
Revolving credit facility	6,183	—
Other obligations	—	—

	63,183	80,000
Less: Current maturities	14,183	8,000

Total	$49,000	$72,000

Term Loan
On September 29, 2008, the company entered into a Loan Agreement with various lenders that provides the company with a five-year term loan facility of up to $80.0 million for the purposes of (i) refinancing certain existing indebtedness; (ii) funding working capital needs; and (iii) funding capital expenditures and other lawful corporate purposes, including permitted acquisitions. The Loan Agreement also contains an expansion feature, pursuant to which the company may from time to time request incremental loans in an aggregate principal amount not to exceed $40.0 million. The company had $57.0 million outstanding on the term loan at January 2, 2010.
At the company’s option, any loan under the Loan Agreement bears interest at a rate equal to the applicable rate, as determined in accordance with the pricing grid set forth in the Loan Agreement, plus one of the following indexes: (i) LIBOR or (ii) the Base Rate (defined as the higher of (a) the prime rate publicly announced from time to time by the Agent under the Loan Agreement and (b) the federal funds rate plus 0.50%). Overdue amounts bear a fee of 2.0% per annum above the applicable rate. The actual interest rate paid on the term loan was approximately 2.2% at January 2, 2010.
The Loan Agreement requires the company to meet certain financial tests, including a consolidated leverage ratio and a consolidated interest coverage ratio. The Loan Agreement also contains additional affirmative and negative covenants which, among other things, impose certain limitations on the company’s ability to merge with other companies, create liens on its property, incur additional indebtedness, enter into transactions with affiliates except on an arm’s length basis, dispose of property, or issue dividends or make distributions. At January 2, 2010, and for the year then ended, the company was in compliance with these covenants. The new Loan Agreement does not impact the existing debt covenants in the revolving credit facility described below.
Revolving Credit Facility
On January 28, 2009, the company entered into an unsecured financing arrangement with a Canadian bank that provided a CAD 10.0 million (equivalent to approximately $9.5 million at January 2, 2010) revolving credit facility, for capital expenditures and general working capital, which expires on July 21, 2011. This facility consists of prime-based loans and overdrafts, bankers acceptances and U.S. base rate loans and overdrafts, and is guaranteed by the company. At January 2, 2010, the company had approximately CAD 6.5 million (equivalent to approximately $6.2 million) outstanding under the revolving credit facility. At January 2, 2010, the company had approximately CAD 3.5 million (equivalent to approximately $3.3 million) available under the revolving credit facility at an interest rate of bankers acceptance rate plus 1.62% (2.10% as of January 2, 2010).This agreement contains covenants that, among other matters, impose limitations on future mergers, sales of assets, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Debt, continued
changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At January 2, 2010, the company was in compliance with all covenants
The company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the company and agreement with the lenders, which expires on July 21, 2011. At January 2, 2010, the company had available the full $75.0 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 0.875% (1.11% as of January 2, 2010). The company also had $2.3 million and $2.8 million available in letters of credit at January 2, 2010 and December 27, 2008, respectively. No amounts were outstanding under these letters of credit at fiscal year end 2009 and 2008.
The domestic bank credit agreement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At January 2, 2010, and for the year then ended, the company was in compliance with these covenants.
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
Interest paid on debt was approximately $2.3 million in 2009, $3.4 million in 2008, and $1.4 million in 2007. Aggregate maturities of obligations at January 2, 2010, are as follows (in thousands):

2010	$14,183
2011	8,000
2012	18,000
2013	23,000
2014	—
2015 and thereafter	—

$63,183

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Financial Instruments and Risk Management
Occasionally, the company uses financial instruments to manage its exposures to movements in commodity prices, foreign exchange and interest rates. The use of these financial instruments modifies the company’s exposure to these risks with the goal of reducing the risk or cost to the company. The company does not use derivatives for trading purposes and is not a party to leveraged derivative contracts.
The company recognizes all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The fair value is based upon either market quotes for actively traded instruments or independent bids for non-exchange traded instruments. The company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions to the hedged risk. On the date the derivative is entered into, the company designates the derivative as a fair value hedge, cash flow hedge or a net investment hedge, and accounts for the derivative in accordance with its designation. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the company discontinues hedge accounting, and any deferred gains or losses are recorded in the respective measurement period. The company currently does not have any fair value or net investment hedge instruments.
The company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings.
Cash Flow Hedges
A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is designated as a cash flow hedge. The effective portion of the change in the fair value of a derivative that is designated as a cash flow hedge is recorded in other comprehensive income (loss). When the impact of the hedged item is recognized in the income statement, the gain or loss included in other comprehensive income (loss) is reported on the same line in the Consolidated Statements of Income as the hedged item. The company did not discontinue any cash flow hedges during for the year-ended January 2, 2010.
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
Cash Flow Hedge — Currency Risk Management
In January 2009, the company entered into a series of weekly forward contracts to buy Mexican pesos to manage its exposure to fluctuations in the cost of this currency through December 28, 2009. The company uses Mexican pesos to fund payroll and operating expenses at one of the company’s Mexico manufacturing facilities. The operations of the Mexico facility are accounted for within an entity where the U.S. dollar is the functional

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Financial Instruments and Risk Management, continued
currency. In September 2009, the company extended the arrangement through June 28, 2010. Amounts included in other comprehensive income (loss) are reclassified into cost of sales in the period in which the hedged transaction is recognized in earnings. As of January 2, 2010, the notional amount of the company’s peso forward contracts was approximately $3.3 million.
Non-Hedge Derivatives
Interest Rate Swap Transaction
On October 29, 2008, the company entered into a one-year interest rate swap transaction with JPMorgan Chase Bank, N.A. to manage its exposure to fluctuations in the adjustable interest rate of the Loan Agreement. The swap agreement is for a notional amount of $65.0 million and requires the company to pay a fixed annual rate of 2.85% and JPMorgan Chase Bank, to pay a floating rate tied to the one-month U.S. dollar LIBOR. Upon inception of the transaction, the company did not elect hedge accounting treatment as the interest rate swap was short-term in nature and was not deemed a material transaction. All changes in fair value were reflected immediately in the Consolidated Statements of Income. The company’s interest rate swap agreement expired in October 2009.
Fair Value of Derivative Instruments
The fair values of derivative financial instruments recognized in the Consolidated Balance Sheets of the company are as follows (in thousands):

		Fair Value
Description	Balance Sheet Item	January 2, 2010	December 27, 2008
Derivative Liabilities — Hedges
Cash Flow Hedges	Accrued expenses	$—	$650
Derivative Liabilities — Non-Hedges
Interest Rate Swap	Accrued expenses	—	1,056

Total Derivative Liabilities		$—	$1,706

Derivative Assets — Hedges
Cash Flow Hedges	Prepaid expenses and other current assets	$179	$—

Total Derivative Assets		$179	$—

Net Derivative Gain or Loss
The effect of cash flow hedge derivative instruments on the Consolidated Statements of Income and Other Comprehensive Income (Loss) is as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Financial Instruments and Risk Management, continued

			Location of Gain
			(Loss) Reclassified	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss) Recognized		from Other	from Other Comprehensive Income
	in Other Comprehensive Income (Loss)		Comprehensive	(Loss) into Income (Effective
	(Effective Portion)		Income (Loss)	Portion)
	Twelve Months Ended		into Income	Twelve Months Ended
	January 2, 2010	December 27, 2008	(Effective Portion)	January 2, 2010	December 27, 2008
Commodity contracts	$422	$(403)	Cost of Sales	$(593)	$(30)
Foreign exchange contracts	(111)	—	Cost of Sales	358	—

Total	$311	$(403)		$(235)	$(30)

Derivative Transactions
At January 2, 2010 and December 27, 2008, accumulated other comprehensive income (loss) included $0.1 million and $0.4 million in unrealized losses, respectively, for derivatives, net of income taxes.
8. Fair Value of Financial Assets and Liabilities
In determining fair value, the company uses various valuation approaches within the fair value measurement framework. Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.
Applicable accounting literature establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Applicable accounting literature defines levels within the hierarchy based on the reliability of inputs as follows:
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
The company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 3 during the year ended January 2, 2010. There were no changes during the year ended January 2, 2010, to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of January 2, 2010, the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.
The following table presents assets and (liabilities) measured at fair value by classification within the fair value hierarchy as of January 2, 2010 (in thousands):

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$11,742	$—	$—	$11,742
Currency derivative contracts	—	179	—	179

Total	$11,742	$179	$—	$11,921

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Fair Value of Financial Assets and Liabilities, continued
The company’s other financial instruments include cash and cash equivalents, accounts receivable and long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents and accounts receivable approximate their fair values. The company’s long-term debt fair value approximates book value at January 2, 2010 and December 27, 2008, respectively, as the long-term debt variable interest rates fluctuate along with market interest rates.
9. Restructuring
During 2006, the company announced the closing of its Ireland facility, resulting in restructuring charges of $17.1 million consisting of $20.0 million of accrued severance less a statutory rebate of $2.9 million recorded as a current asset, which were recorded as part of cost of sales. This restructuring, which impacted approximately 131 associates, is part of the company’s strategy to expand operations in Asia-Pacific region in order to be closer to current and potential customers and take advantage of lower manufacturing costs. The restructuring charges were based upon each associate’s salary and length of service with the company. The additions in 2008 and 2009 primarily relate to retention costs that were incurred during the transition period. These costs will be paid through 2010. All charges related to the closure of the Ireland facility were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The remaining $0.2 million are expected to be paid in 2010. The total costs expected to be incurred was $26.1 million. The company has incurred $26.1 million through January 2, 2010. A summary of activity of this liability is as follows:

Ireland restructuring (in thousands)

Balance at December 29, 2007	$21,761
Additions	200
Payments	(20,657)
Exchange rate impact	347

Balance at December 27, 2008	1,651
Additions	11
Payments	(1,454)
Exchange rate impact	(25)

Balance at January 2, 2010	$183

During December 2006, the company announced the closure of its Irving, Texas facility and the transfer of its semiconductor wafer manufacturing from Irving, Texas to Wuxi, China in a phased transition from 2007 to 2010. A liability of $1.9 million was recorded related to redundancy costs for the manufacturing operation associated with this downsizing. This charge was recorded as part of cost of sales and included in “Other Operating Income (Loss)” for business unit segment reporting purposes. The additions in 2008 and 2009 primarily relate to retention costs that were incurred during the transition period. This restructuring impacted approximately 180 associates in various production and support related roles and will be paid over the period 2007 to 2010. The total cost expected to be incurred is $8.6 million. The company has incurred $7.9 million through January 2, 2010. A summary of activity of this liability is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Restructuring, continued

Irving restructuring (in thousands)

Balance at December 29, 2007	$2,974
Additions	2,176
Payments	(600)

Balance at December 27, 2008	4,550
Additions	2,363
Payments	(3,146)

Balance at January 2, 2010	$3,767

During March 2007, the company announced the closure of its Des Plaines and Elk Grove, Illinois facilities and the transfer of its manufacturing from Des Plaines, Illinois to the Philippines and Mexico in a phased transition from 2007 to 2009. A liability of $3.5 million was recorded related to redundancy costs for the manufacturing and distribution operations associated with this restructuring. Manufacturing related charges of $3.0 million were recorded as part of cost of sales and non-manufacturing related charges of $0.5 million were recorded as part of selling, general and administrative expenses. All charges related to this downsizing were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The additions in 2008 and 2009 primarily relate to retention costs that were incurred during the transition period. This restructuring impacted approximately 307 associates in various production and support related roles and the costs relating to the restructuring was paid over the period 2007 to 2009.
During December 2008, the company announced a reduction in workforce at its Des Plaines, Illinois corporate headquarters in a phased transition from 2008 to 2009. A liability of $0.9 million was recorded associated with this downsizing. Manufacturing related charges of $0.3 million were recorded as part of cost of sales and non-manufacturing related charges of $0.6 million were recorded as part of selling, general and administrative expenses. All charges related to this downsizing were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. During the second quarter of 2009, an additional $1.1 million liability was recorded related to severance and retention costs at the Des Plaines facility. The remaining additions in 2009 primarily relate to retention costs that will be incurred over the remaining closure period. This restructuring impacted 39 associates in various production and support related roles and the costs relating to the restructuring was paid in 2009.
The total cost expected to be incurred for both the Des Plaines and Elk Grove, Illinois related restructuring programs is $10.5 million. The company has incurred $10.1 million through January 2, 2010. A summary of activity of this liability is as follows:

Des Plaines and Elk Grove restructuring (in thousands)

Balance at December 29, 2007	$4,710
Additions	3,435
Payments	(3,087)

Balance at December 27, 2008	5,058
Additions	1,614
Payments	(5,847)

Balance at January 2, 2010	$825

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Restructuring, continued
During March 2008, the company announced the closure of its Matamoros, Mexico facility and the transfer of its semiconductor assembly and test operation from Matamoros, Mexico to its Wuxi, China facility and various subcontractors in the Asia-Pacific region in a phased transition over two years. A total liability of $4.4 million was recorded related to redundancy costs for the manufacturing operations associated with this downsizing, of which $0.4 million related to associates located at the company’s Irving, Texas facility and which are reflected in corresponding restructuring liability above. This charge was recorded as part of cost of sales and included in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred was $4.9 million. The total cost incurred through 2009 was $4.9 million. The additions in 2008 and 2009 primarily relate to retention costs that were incurred during the transition period. This restructuring impacts approximately 950 associates in various production and support related roles and will be paid through 2010.
A summary of activity of this liability is as follows:

Matamoros restructuring (in thousands)

Balance at December 29, 2007	$—
Additions	4,520
Payments	(650)
Exchange rate impact	(759)

Balance at December 27, 2008	3,111
Additions	404
Payments	(1,749)
Exchange rate impact	(25)

Balance at January 2, 2010	$1,741

During September 2008, the company announced the closure of its Swindon, U.K. facility, resulting in restructuring charges of $0.8 million, consisting of $0.3 million that was recorded as part of cost of sales and $0.5 million that was recorded as part of research and development expenses. These charges, which impact 10 associates, were primarily for redundancy costs and will be paid through 2010. Restructuring charges are based upon each associate’s current salary and length of service with the company. All charges related to the closure of the Swindon facility were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred through 2009 is $1.3 million. The company has incurred $1.3 million through January 2, 2010. A summary of activity of this liability is as follows:

Swindon, U.K. restructuring (in thousands)

Balance at December 29, 2007	$—
Additions	992
Payments	(158)

Balance at December 27, 2008	834
Additions	299
Payments	(1,048)

Balance at January 2, 2010	$85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Restructuring, continued
During May 2009, the company announced the restructuring of its European organization. The restructuring included the transfer of its manufacturing operations from Dünsen, Germany to Piedras, Mexico and the closure of its distribution facility in Utrecht, Netherlands. The Dünsen closure will impact approximately 58 production employees. The Utrecht closure will impact approximately 37 employees primarily in customer service and administrative roles. The announced restructuring for both of the locations is expected to be completed by the first quarter of 2010. The charges recorded for severance and retention and asset impairments were approximately $2.3 million in Utrecht, Netherlands (reflected in selling, general and administrative expenses) and approximately $3.2 million in Dünsen, Germany (reflected within cost of sales). All charges related to the closure of the Dünsen and Utrecht facilities were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The remaining additions in 2009 primarily relate to retention costs that were incurred during the transition period.
During the third quarter of 2009, the company received a purchase quotation for the Utrecht asset group that was below management’s previous fair value estimate of the Utrecht asset group. As a result, the company performed a long-lived asset impairment test for the Utrecht asset group during the third quarter of 2009, noting that the future undiscounted cash flows of the Utrecht asset group did not exceed book value. Management then compared the Utrecht asset group fair value to the Utrecht asset group book value, noting book value exceeded fair value. Therefore, management concluded that an impairment charge of $0.8 million to selling, general and administrative expenses was required in the third quarter of 2009, to reduce the Utrecht asset group book value to fair value.
The total cost related to the European restructuring program expected to be incurred through fiscal year 2010 is $5.5 million. The company has incurred $5.5 million in costs, including asset impairment charges, through January 2, 2010. A summary of the activity of this liability is as follows:

European restructuring (in thousands)

Balance at December 27, 2008	$—
Additions	5,453
Payments	(686)
Exchange rate impact	87

Balance at January 2, 2010	$4,854

During May 2009, the company also announced a restructuring of its Asian operations. The restructuring includes closure of a manufacturing facility in Taiwan and a consolidation of its Asian sales offices. The closure of the Taiwan facility and Asian sales offices will impact approximately 184 employees. The announced restructuring for both of the locations is expected to be completed by the first quarter of 2011. The charge recorded for this restructuring totaled $0.9 million and were related to severance and retention costs with $0.4 million and $0.5 million included within cost of sales and selling, general and administrative expenses, respectively. All charges related to the closure and the consolidation of the Asian facilities were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The remaining additions in 2009 primarily relate to retention costs that were incurred during the transition period. The total cost expected to be incurred through 2011 is $1.5 million. The company has incurred $1.5 million through January 2, 2010 related to the Asian restructuring program. A summary of activity of this liability is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Restructuring, continued

Asian restructuring (in thousands)

Balance at December 27, 2008	$—
Additions	1,456
Payments	(291)
Exchange rate impact	38

Balance at January 2, 2010	$1,203

10. Coal Mine Liability
Included in other long-term liabilities is an accrual related to a former coal mining operation at Littelfuse GmbH (formerly known as Heinrich Industries, AG) for the amounts of €3.8 million ($5.4 million) and €3.7 million ($5.2 million) at January 2, 2010 and December 27, 2008, respectively. The accrual, which is not discounted, is based on an engineering study estimating the cost of remediating the dangers (such as a shaft collapse) of abandoned coal mine shafts in Germany.
11. Asset Impairments
During 2009, the company recorded a charge of approximately $0.8 million within general and administrative expenses related to asset impairments. The impairment charge was associated with the closure of the company’s distribution facility located in Utrecht, Netherlands. The charge was recognized as an “other” charge for segment reporting purposes. During 2008, the company recorded a charge of approximately $3.2 million within cost of sales related to asset impairments incurred primarily in China. The charge was associated mainly with the discontinuation of equipment used to manufacture gas discharge tubes as the company had determined to utilize a third party manufacturer for its production beginning in 2009. The charge was recognized in the Electronics reporting segment. During 2007, the company recorded a charge of approximately $0.8 million within cost of sales related to asset impairments incurred primarily in China and Germany.
12. Benefit Plans
The company has a company-sponsored defined benefit pension plan covering substantially all of its North American employees. The amount of the retirement benefit is based on years of service and final average pay. The plan also provides post-retirement medical benefits to retirees and their spouses if the retiree has reached age 62 and has provided at least ten years of service prior to retirement. Such benefits generally cease once the retiree attains age 65. The company also has company-sponsored defined benefit pension plans covering employees in the U.K., Germany, Japan, Taiwan and the Netherlands. The amount of the retirement benefits provided under the plans is based on years of service and final average pay. Liabilities resulting from the plan that covers employees in the Netherlands are settled annually through the purchase of insurance contracts. Separate from the foreign pension data presented below, net periodic expense for the plan covering the Netherlands employees was $0.2 million, $0.2 million, and $0.1 million in 2009, 2008, and 2007, respectively.
The company’s contributions are made in amounts sufficient to satisfy legal requirements. The company is not required to make a minimum funding contribution in accordance with the Employee Retirement Income Securities Act of 1974 (“ERISA”) for fiscal year 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Benefit Plans, continued
Total pension expense was $1.4 million, $9.8 million, and $6.7 million in 2009, 2008, and 2007, respectively. The decrease in pension expense for 2009 was due to the amendment and resulting freeze to the U.S. pension plan as noted below the following table. The increase in pension expense in 2008 was primarily due to the settlement of the Ireland plan and the resulting settlement loss.
Benefit plan related information is as follows:

		2009			2008

(In thousands)	U.S.	Foreign	Total	U.S.	Foreign	Total

Change in benefit obligation:
Benefit obligation at beginning of year	$69,235	$12,369	$81,604	$67,867	$48,955	$116,822
Service cost	866	323	1,189	3,241	848	4,089
Interest cost	4,076	735	4,811	4,294	2,150	6,444
Plan participant contributions	—	—	—	—	126	126
Curtailment loss (gain)	(3,977)	(397)	(4,374)	—	—	—
Settlement loss (gain)	—	(1,199)	(1,199)	—	(37,233)	(37,233)
Net actuarial gain	(7,202)	1,430	(5,772)	(2,644)	(517)	(3,161)
Benefits paid from the trust	(4,224)	(104)	(4,328)	(3,523)	(979)	(4,502)
Benefits paid directly by company	—	(899)	(899)	—	(922)	(922)
Other	—	—	—	—	852	852
Effect of exchange rate movements	—	412	412	—	(911)	(911)

Benefit obligation at end of year	$58,774	$12,670	$71,444	$69,235	$12,369	$81,604

Change in plan assets at fair value:
Fair value of plan assets at beginning of year	$38,315	$2,017	$40,332	$61,324	$40,077	$101,401
Actual return on plan assets	10,784	139	10,923	(19,420)	133	(19,287)
Employer contributions	7,770	—	7,770	—	178	178
Plan participant contributions	—	—	—	—	126	126
Benefits paid	(4,224)	(104)	(4,328)	(3,523)	(979)	(4,502)
Settlement loss (gain)	—	(1,199)	(1,199)	—	(37,233)	(37,233)
Effect of exchange rate movements	—	121	121	—	(285)	(285)
Other	—	—	—	(66)	—	(66)

Fair value of plan assets at end of year	52,645	974	53,619	38,315	2,017	40,332

Net amount recognized/unfunded status	$(6,129)	$(11,696)	$(17,825)	$(30,920)	$(10,352)	$(41,272)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$—	$446	$446	$—	$365	$365
Accrued benefit liability	(6,129)	(12,142)	(18,271)	(30,920)	(10,717)	(41,637)

Net liability recognized	$(6,129)	$(11,696)	$(17,825)	$(30,920)	$(10,352)	$(41,272)

Accumulated other comprehensive loss (income)	$5,984	$(385)	$5,599	$23,680	$(1,693)	$21,987

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Benefit Plans, continued
On March 26, 2009, the company amended its U.S.-based Amended and Restated Littelfuse, Inc. Retirement Plan (the “Pension Plan”), freezing benefit accruals effective April 1, 2009. The amendment provides that participants in the Pension Plan will not receive credit, other than for vesting purposes, for eligible earnings paid or for any months of service worked after the effective date. All accrued benefits under the Pension Plan as of the effective date will remain intact, and service credits for vesting and retirement eligibility will continue in accordance with the terms of the Pension Plan. As a result of the formal decision to freeze the Pension Plan benefit accruals, the company re-measured its Pension Plan assets and obligations at April 1, 2009, which resulted in a decrease of the Pension Plan obligation of $10.5 million, with a corresponding adjustment to other comprehensive income (loss), net of income taxes, on that date.
Amounts recognized in accumulated other comprehensive income (loss), pre-tax consist of:

		2009			2008

(In thousands)	U.S.	Foreign	Total	U.S.	Foreign	Total

Net actuarial loss (gain)	$5,984	$(363)	$5,621	$23,604	$(1,597)	$22,007
Prior service (cost) credit	—	(22)	(22)	76	(96)	(20)
Net transition obligation	—	—	—	—	—	—

Net amount recognized / occurring, pre-tax	$5,984	$(385)	$5,599	$23,680	$(1,693)	$21,987

The estimated net actuarial loss (gain) which will be amortized from accumulated other comprehensive income (loss) into benefit cost in 2010 is less than $0.1 million.

		U.S.			Foreign

(In thousands)	2009	2008	2007	2009	2008	2007

Components of net periodic benefit cost:
Service cost	$866	$3,241	$3,329	$323	$848	$1,170
Interest cost	4,076	4,294	4,069	735	2,150	2,371
Expected return on plan assets	(4,343)	(5,053)	(4,697)	(72)	(1,353)	(1,513)
Amortization of prior service cost	2	10	10	(12)	(13)	(14)
Amortization of transition asset	—	—	—	—	(75)	(92)
Amortization of losses	—	—	14	13	63	522

Total cost of the plan for the year	601	2,492	2,725	987	1,620	2,444
Expected plan participants’ contrib.	—	—	—	—	—	—

Net periodic benefit cost	601	2,492	2,725	987	1,620	2,444
Settlement loss (curtailment gain)	74	—	—	(345)	5,725	1,506

Total expense for the year	$675	$2,492	$2,725	$642	$7,345	$3,950

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Benefit Plans, continued
Weighted average assumptions used to determine net periodic benefit cost for the years 2009, 2008 and 2007 are as follows:

		U.S.			Foreign

	2009	2008	2007	2009	2008	2007

Discount rate	6.4/7.5%*	6.5%	6.0%	6.6%	5.2%	4.5%
Expected return on plan assets	8.5%	8.5%	8.5%	3.6%	4.2%	4.0%
Compensation increase rate	4.5%	4.5%	4.5%	4.0%	3.5%	3.5%
Measurement dates	1/01/09	1/01/08	1/01/07	1/01/09	1/01/08	1/01/07

*	Denotes discount rate of 6.4% used through April 1, 2009, with an interest rate of 7.5% used thereafter.
The accumulated benefit obligation for the U.S. defined benefits plans was $58.8 million and $63.0 million at January 2, 2010 and December 27, 2008, respectively. The accumulated benefit obligation for the foreign plan was $11.5 million and $12.9 million at January 2, 2010 and December 27, 2008, respectively.
Weighted average assumptions used to determine benefit obligations at year-end 2009, 2008 and 2007 are as follows:

	U.S.			Foreign
	2009	2008	2007	2009	2008	2007
Discount rate	7.0%	6.4%	6.5%	5.6%	6.6%	5.2%
Compensation increase rate	—	4.5%	4.5%	4.8%	4.0%	3.5%
Measurement dates	12/31/09	12/31/08	12/31/07	12/31/09	12/31/08	12/31/07
Expected benefit payments to be paid to participants for the fiscal year ending are as follows (in thousands):

Year	U.S.	Foreign
2010	$4,125	$996
2011	3,849	957
2012	3,815	1,398
2013	3,849	1,157
2014	3,973	946
Defined Benefit Plan Assets
Based upon analysis of the target asset allocation and historical returns by type of investment, the company has assumed that the expected long-term rate of return will be 8.5% on domestic plan assets and 3.6% on foreign plan assets. Assets are invested to maximize long-term return taking into consideration timing of settlement of the retirement liabilities and liquidity needs for benefits payments. Pension plan assets were invested as follows, and were not materially different from the target asset allocation:

	U.S. Asset Allocation		Foreign Asset Allocation
	2009	2008	2009	2008
Equity securities	73%	68%	24%	33%
Debt securities	27%	32%	28%	32%
Property	—	—	—	5%
Cash	—	—	48%	30%

	100%	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Benefit Plans, continued
The following table presents the company’s U.S. pension plan assets measured at fair value by classification within the fair value hierarchy as of January 2, 2010 (in thousands):

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equities:
U.S. large cap growth funds	$6,945	$—	$—	$6,945
U.S. large cap value funds	7,132	—	—	7,132
U.S. large cap core funds	6,591	—	—	6,591
U.S. mid-cap core funds	7,442	—	—	7,442
U.S. small cap core funds	3,023	—	—	3,023
International funds	6,939	—	—	6,939
Fixed income:
Investment grade corporate bond funds	8,572	—	—	8,572
High yield corporate bond funds	—	5,492	—	5,492
Cash and equivalents	509	—	—	509

Total pension plan assets	$47,153	$5,492	$—	$52,645

Defined Contribution Plans
The company also maintains a 401(k) savings plan covering substantially all U.S. employees. The company matches 50% of the employee’s annual contributions for the first 4% of the employee’s gross wages. Employees vest in the company contributions after two years of service. Company matching contributions amounted to $0.4 million, $0.6 million and $0.6 million in each of the years 2009, 2008 and 2007, respectively.
On January 1, 2010, the company adopted a non-qualified Supplemental Retirement and Savings Plan. The company will provide additional retirement benefits for certain management employees and named executive officers by allowing participants to contribute up to 90% of their annual compensation with matching contributions of 4% and 5% of the participants annual compensation in excess of the IRS compensation limits.
The company previously provided additional retirement benefits for certain key executives through its unfunded defined contribution Supplemental Executive Retirement Plan (“SERP”). The company amended the SERP during 2009 to freeze contributions and set the annual interest rate credited to the accounts until distributed at the 5-year Treasury constant maturity rate. The charge to expense for the SERP plan amounted to $0.3 million, $0.4 million and $0.3 million in each of the years 2009, 2008 and 2007, respectively.
13. Shareholders’ Equity
Equity Plans: The company has equity-based compensation plans authorizing the granting of stock options, restricted shares, restricted share units, performance shares, and other stock rights of up to 5,925,000 shares of common stock to employees and directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Shareholders’ Equity, continued
Stock options granted prior to 2002 vest over a five-year period and are exercisable over a ten-year period commencing from the date of vesting. The stock options granted in 2002 through February 2005 vest over a five-year period and are exercisable over a ten-year period commencing from the date of the grant. Stock options granted after February 2005 vest over a three, four or five-year period and are exercisable over either a seven or ten-year period commencing from the date of the grant. Restricted shares and share units granted by the company vest over three to four years.
The company also has performance share agreements under its equity-based compensation plans pursuant to which a target amount of performance share awards have been granted based on the company attaining certain financial performance goals relating to return on net tangible assets (for performance shares granted prior to 2008) or return on net assets (for performance shares granted in 2008 and 2009) and earnings before interest, taxes, depreciation and amortization over a three-year performance period. The performance-based restricted stock awards granted prior to 2008 vest in thirds over a three-year period (following the three-year performance period). When vested, half of the stock awards is paid in cash and half will be settled through the issuance of the company’s common stock. The performance-based restricted stock awards granted in 2008 and 2009 vest after a three-year performance period and are satisfied completely by the issuance of the company’s common stock at the end of the performance period. The fair value of the performance-based restricted stock awards that are settled in common stock is measured at the market price on the grant date, and the fair value of the portion paid in cash is measured at the current market price of a share.
The following table provides a reconciliation of outstanding stock options for the fiscal year ended January 2, 2010.

			Wtd. Average
			Remaining Contract	Aggregate Intrinsic
	Shares Under Option	Wtd. Average Price	Life (Years)	Value (000’s)

Outstanding December 27, 2008	2,091,198	$31.47
Granted	282,238	14.82
Exercised	(57,750)	21.87
Forfeited	(197,421)	32.08

Outstanding January 2, 2010	2,118,265	29.46	4.5	$10,008

Exercisable January 2, 2010	1,373,483	30.85	4.0	4,785

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Shareholders’ Equity, continued
The following table provides a reconciliation of nonvested restricted share and share unit awards for the twelve month period ending January 2, 2010.

		WeightedAverage
	Shares	Grant-Date Fair Value

Nonvested December 27, 2008	32,482	$37.06
Granted	160,772	17.25
Vested	(11,320)	37.38
Forfeited	(400)	24.25

Nonvested January 2, 2010	181,534	19.52

The total intrinsic value of options exercised during 2009, 2008, and 2007 was $0.2 million, $0.5 million, and $2.9 million, respectively.
The following table provides a reconciliation of nonvested performance share awards (including only awards to be settled by the issuance of the company’s common stock) for the twelve month period ending January 2, 2010.

		Weighted Average
	Shares	Grant-Date Fair Value

Nonvested December 27, 2008	65,383	$33.60
Granted	—	—
Vested	(4,333)	28.69
Forfeited	(20,500)	41.22

Nonvested January 2, 2010	40,550	30.27

The company recognizes compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the awards. At January 2, 2010, the unrecognized compensation cost for options, restricted shares and performance shares was $7.4 million before tax, and will be recognized over a weighted-average period of 2.3 years. Compensation cost included as a component of selling, general and administrative expense for all equity compensation plans discussed above was $5.5 million, $5.1 million and $5.0 million for 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the Consolidated Statements of Income was $2.1 million, $2.1 million and $1.9 million for 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Shareholders’ Equity, continued
The company uses the Black-Scholes option valuation model to determine the fair value of awards granted. The weighted average fair value of and related assumptions for options granted are as follows:

	2009	2008	2007
Weighted average fair value of options granted	$5.72	$11.65	$14.05
Assumptions:
Risk-free interest rate	2.19%	3.31%	4.46%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	43.5%	34.8%	35.7%
Expected life of options	4.7 years	4.7 years	4.7 years
Expected volatilities are based on the historical volatility of the company’s stock price. The expected life of options is based on historical data for options granted by the company and the SEC simplified method. The risk-free rates are based on yields available at the time of grant on U.S. Treasury bonds with maturities consistent with the expected life assumption.
Accumulated Other Comprehensive Income (Loss): The components of accumulated other comprehensive income (loss) at the end of the fiscal years 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007
Minimum pension liability adjustment*	$(3,831)	$(15,488)	$(3,835)
Gain (loss) on investments**	8,648	—	105
Gain (loss) on derivative instruments***	(92)	(403)	—
Foreign currency translation adjustment	14,002	5,768	21,091

Total	$18,727	$(10,123)	$17,361

*	net of tax of $1,768, $6,499 and $2,323 for 2009, 2008 and 2007 respectively.

**	net of tax of $0, $0 and ($65) for 2009, 2008 and 2007 respectively.

***	net of tax of $191 and $247 for 2009 and 2008 respectively.
Preferred Stock: The Board of Directors may authorize the issuance of preferred stock from time to time in one or more series with such designations, preferences, qualifications, limitations, restrictions, and optional or other special rights as the Board may fix by resolution.
14. Income Taxes
A reconciliation of the beginning and ending amount of unrecognized tax benefits as of January 2, 2010 and December 27, 2008 is as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Income Taxes, continued

Balance at December 31, 2006	$8,311
Additions for tax positions of prior years	121
Settlements	(706)
Reductions based on lapse of statue	(3,947)

Balance at December 29, 2007	3,779
Settlements	(179)
Reductions based on lapse of statute	(845)

Balance at December 27, 2008	2,755
Additions for tax positions of prior years	204
Additions for tax positions of current year	62
Settlements	(668)
Reductions based on lapse of statue	(1,857)

Balance at January 2, 2010	$496

The amount of unrecognized tax benefits at January 2, 2010 was approximately $0.5 million. Of this total, approximately $0.5 million represents the amount of tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The company reasonably expects an approximate $0.2 million decrease in unrecognized tax benefits in the next 12 months due to settlements or lapse of tax statutes of limitations. None of the positions included in unrecognized tax benefits are related to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The U.S. federal statute of limitations remains open for 2006 onward. Foreign and U.S. state statute of limitations generally range from three to six years. The company is currently under examination in Germany for tax years 2005 through 2007 and in the U.S. for tax years 2006 through 2008. The company does not expect to recognize a material amount of additional tax expenses as a result of concluding either audit
The company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. As of January 2, 2010, the company had approximately $0.2 million of accrued interest and penalties. Substantially all of this total represents the amount of interest and penalties that, if recognized, would favorably affect the effective tax rate in future periods.
Domestic and foreign income (loss) before income taxes is as follows (in thousands):

	2009	2008	2007
Domestic	$(10,865)	$(15,284)	$2,149
Foreign	21,702	25,907	49,139

Income before income taxes	$10,837	$10,623	$51,288

Federal, state, and foreign income tax (benefit) expense consists of the following (in thousands):
Current:
Federal	$(2,618)	$(215)	$(1,871)
State	330	268	1,146
Foreign	6,619	6,501	13,027

Subtotal	4,331	6,554	12,302

Deferred:
Federal and State	(2,100)	(4,849)	2,033
Foreign	(805)	902	118

Subtotal	(2,905)	(3,947)	2,151

Provision for income taxes	$1,426	$2,607	$14,453

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Income Taxes, continued
A reconciliation between income taxes computed on income before income taxes at the federal statutory rate and the provision for income taxes is provided below (in thousands):

	2009	2008	2007

Tax expense at statutory rate of 35%	$3,793	$3,718	$17,951
State and local taxes, net of federal tax benefit	492	(322)	483
Foreign income tax rate differential	(1,778)	(1,168)	(962)
Foreign losses for which no tax benefit is available	37	1,068	32
Tax on unremitted earnings	904	(257)	(140)
Uncertain tax positions	(2,629)	(140)	(2,783)
Other, net	607	(292)	(128)

Provision for income taxes	$1,426	$2,607	$14,453

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting bases and the tax bases of the company’s assets and liabilities. Significant components of the company’s deferred tax assets and liabilities at January 2, 2010 and December 27, 2008 are as follows (in thousands):

	2009	2008

DEFERRED TAX ASSETS:
Accrued expenses	$11,459	$26,435
Foreign tax credit carryforwards	9,817	6,962
R&D credit carryforwards	858	518
AMT credit carryforwards	1,318	1,318
Accrued restructuring	3,338	3,744
Domestic and foreign net operating loss carryforwards	9,547	3,659
Other	—	391

Gross deferred tax assets	36,337	43,027
Less: Valuation allowance	(907)	(708)

Total deferred tax assets	35,430	42,319

DEFERRED TAX LIABILITIES:
Tax depreciation and amortization in excess of book	12.329	15,391
Other	837	—

Total deferred tax liabilities	13,166	15,391

NET DEFERRED TAX ASSETS	$22,264	$26,928

The deferred tax asset valuation allowance is related to deferred tax assets from foreign net operating losses and a U.S capital loss. The remaining domestic and foreign net operating losses either have no expiration date or are expected to be utilized prior to expiration. The foreign tax credit carryforwards begin to expire in 2015. The company paid income taxes of approximately $9.9 million, $8.8 million and $16.7 million in 2009, 2008 and 2007, respectively. U.S. income taxes were not provided for on a cumulative total of approximately $31.0 million of undistributed earnings for certain non-U.S. subsidiaries as of January 2, 2010, and accordingly, no deferred tax liability has been established relative to these earnings. The determination of the deferred tax liability associated with the distribution of these earnings is not practicable. The company has two subsidiaries in China and one subsidiary in the Philippines on “tax holidays”. The “tax holidays” expire in China in two years and within three years in the Philippines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Business Unit Segment Information
An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM is the company’s President and Chief Executive Officer (“CEO”).
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
Each of the operating segments is directly responsible for sales, marketing and research and development. Manufacturing, purchasing, logistics, customer service, finance, information technology and human resources are shared functions that are allocated back to the three operating segments. The CEO allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss), but does not evaluate the operating segments using discrete asset information.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Business Unit Segment Information, continued
The company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	2009	2008	2007
Net sales
Electronics	$262,984	$342,489	$348,957
Automotive	98,530	126,867	135,109
Electrical	68,633	61,513	52,078

Total net sales	$430,147	$530,869	$536,144

Operating income (loss)
Electronics	$(171)	$1,745	$19,814
Automotive	6,165	2,216	18,900
Electrical	16,103	15,471	11,989
Other*	(8,402)	(10,937)	606

Total operating income	13,695	8,495	51,309

Interest expense	2,377	3,440	1,557
Other expense (income), net	481	(5,568)	(1,536)

Income before income taxes	$10,837	$10,623	$51,288

*	Included in “Other” Operating income (loss) for 2009 are severance and asset impairment charges related to restructuring activities in the U.S. ($1.6 million), Europe ($5.5 million) and Asia-Pacific ($1.5 million) locations (see Note 9). Included in “Other” Operating income (loss) for 2008 are special items such as restructuring charges related to the closure of the company’s Matamoros, Mexico facility ($4.4 million — see Note 9) and Ireland pension settlement charge ($5.7 million — see Note 12). Included in “Other” Operating income (loss) for 2007 is the gain on sale of property in Ireland ($8.0 million), partially offset by restructuring charges related to the closure of the company’s Des Plaines, Illinois facility ($3.5 million — see Note 9) and related write-down of manufacturing assets ($1.9 million).
The company’s revenues and long-lived assets (total net property, plant and equipment, intangible assets, goodwill and investments) by geographical area for the fiscal years ended 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007
Net sales
Americas	$166,137	$201,771	$204,305
Europe	83,449	118,559	118,265
Asia-Pacific	180,561	210,539	213,574

Total net sales	$430,147	$530,869	$536,144

Long-lived assets
Americas	$143,111	$159,543	$117,612
Europe	50,225	46,361	59,453
Asia-Pacific	88,195	87,250	71,748

Consolidated total	$281,531	$293,154	$248,813

For the year ended January 2, 2010, approximately 67.5% of the company’s net sales were to customers outside the United States (exports and foreign operations) including 20.3% in Hong Kong. No single customer accounted for more than 10% of net sales during the last three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Lease Commitments
The company leases certain office and warehouse space as well as certain machinery and equipment under non-cancellable operating leases. Rent expense under these leases was approximately $7.1 million in 2009, $6.0 million in 2008, and $4.4 million in 2007.
Rent expense is recognized on a straight-line basis over the term of the leases. The difference between straight-line basis rent and the amount paid has been recorded as accrued lease obligations. The company also has leases that have lease renewal provisions. As of January 2, 2010, all operating leases outstanding were with third parties. The company did not have any capital leases as of January 2, 2010.
In February 2008, the company entered into an agreement to lease office space for its U.S. headquarters, which will be located in Chicago, Illinois. The lease, with a stated commencement date of January 1, 2009, expires December 31, 2024 and contains two five-year renewal options. In addition, the lease contains leasehold improvement incentives and rent abatement for the first year of the lease. The company recognizes rental expense for this lease on a straight-line basis over the term of the lease, including base rent and all considerations received. Annual rental expense under this lease is approximately $1.4 million.
In September 2009, the company entered into an agreement to lease office space for its Technical Center which will be located in Champaign, Illinois. The lease, with a stated commencement date of March 1, 2010, expires February 28, 2025 and contains two five-year renewal options. The company will recognize rental expense for this lease on a straight-line basis over the term of the lease. Annual rental expense under this lease will be approximately $0.2 million.
Future minimum payments for all non-cancelable operating leases with initial terms of one year or more at January 2, 2010, are as follows (in thousands):

2010	$6,493
2011	5,279
2012	4,237
2013	2,403
2014	2,384
2015 and thereafter	20,571

$41,367

17. Earnings Per Share
In June 2008, the FASB issued authoritative guidance titled “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data presentation to conform with the guidance provisions. The guidance is effective for fiscal years beginning after December 15, 2008. The company adopted the new guidance on December 28, 2008.
The company’s unvested share-based payment awards, such as certain performance shares, restricted shares and restricted share units that contain nonforfeitable rights to dividends, meet the criteria of a participating security as defined by the guidance. The adoption has changed the methodology of computing the company’s earnings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Earnings Per Share continued
per share to the two-class method from the treasury stock method. This change has not affected previously reported earnings per share, consolidated net earnings or net cash flows from operations. Under the two-class method, earnings are allocated between common stock and participating securities. The guidance provides that the presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities. As such, the company will present basic and diluted earnings per share for its one class of common stock.
The two-class method includes an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and undistributed earnings for the period. The company’s reported net earnings is reduced by the amount allocated to participating securities to arrive at the earnings allocated to common stock shareholders for purposes of calculating earnings per share.
The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock or the two-class method. The company has determined the two-class method to be the more dilutive. As such, the earnings allocated to common stock shareholders in the basic earnings per share calculation is adjusted for the reallocation of undistributed earnings to participating securities as prescribed by the guidance to arrive at the earnings allocated to common stock shareholders for calculating the diluted earnings per share.
The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

(in thousands except per share amounts)	2009	2008	2007

Net income as reported	$9,411	$8,016	$36,835
Less: Distributed earnings available to participating securities	—	—	—
Less: Undistributed earnings available to participating securities	(78)	(12)	(12)

Numerator for basic earnings per share —
Undistributed and distributed earnings available to common shareholders	$9,333	$8,004	$36,823
Add: Undistributed earnings allocated to participating securities	78	12	12
Less: Undistributed earnings reallocated to participating securities	(78)	(12)	(12)

Numerator for diluted earnings per share —
Undistributed and distributed earnings available to common shareholders	$9,333	$8,004	$36,823

Denominator for basic earnings per share —
Weighted-average shares	21,743	21,722	22,231
Effect of dilutive securities:
Common stock equivalents	69	104	163
Denominator for diluted earnings per share —
Adjusted for weighted-average shares & assumed conversions	21,812	21,826	22,394

Basic earnings per share	$0.43	$0.37	$1.66

Diluted earnings per share	$0.43	$0.37	$1.64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Selected Quarterly Financial Data (Unaudited)
The following potential shares of common stock attributable to stock options were excluded from the earnings per share calculation because their effect would be anti-dilutive: 1,812,414 in 2009; 1,322,540 in 2008; and 906,215 in 2007.
The quarterly periods listed in the table below for 2009 are for the 14-weeks ending January 2, 2010 and the 13-weeks ending September 26, 2009, June 27, 2009 and March 28, 2009, respectively. The quarterly periods for 2008 are for the 13-weeks ending December 27, 2008, September 27, 2008, June 28, 2008 and March 29, 2008, respectively.
(In thousands, except per share data)

	2009				2008
	4Q	3Qa	2Qb	1Q	4Qc	3Qd	2Q	1Qe

Net sales	$127,928	$116,420	$101,396	$84,403	$105,887	$141,448	$149,826	$133,708
Gross profit	45,057	36,616	25,414	18,274	21,826	35,900	47,462	38,481
Operating income (loss)	17,240	10,011	(3,456)	(10,100)	(13,108)	2,011	13,304	6,288
Net income (loss)	11,721	8,058	(2,584)	(7,784)	(9,225)	3,988	9,141	4,112
Net income (loss) per share:
Basic	$0.54	$0.37	$(0.12)	$(0.36)	$(0.42)	$0.18	$0.42	$0.19
Diluted	$0.53	$0.37	$(0.12)	$(0.36)	$(0.42)	$0.18	$0.42	$0.19

a —	In the third quarter of 2009, the company recorded a $1.7 million charge related to severance and asset impairments in Europe and Asia. In addition, the company realized an income tax benefit from the release of $2.6 million in contingent income tax reserves due to the lapsing of statutes of limitations.

b—	In the second quarter of 2009, the company recorded a $7.3 million charge related to severance charges and asset write-offs for the U.S., Europe and Asia.

c —	In the fourth quarter of 2008, the company recorded a $3.2 million charge related to the write-down of manufacturing assets and a $2.8 million charge from marking down the company’s investment in Polytronics to its lower market value.

d —	In the third quarter of 2008, the company recorded a $5.7 million non-cash charge related to settlement of the Ireland pension plan.

e —	In the first quarter of 2008, the company recorded a $4.4 million restructuring charge related to the closure of its Matamoros, Mexico facility and the corresponding transfer of manufacturing operations to its Wuxi, China facility.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
Littelfuse’s management assessed the effectiveness of the company’s internal control over financial reporting as of January 2, 2010, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the company’s management concluded that, as of January 2, 2010, the company’s internal control over financial reporting is effective.
Littelfuse’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company’s internal control over financial reporting as of January 2, 2010. Their report appears on page 38 hereof.
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
As of January 2, 2010, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures were effective.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Executive Officers of the Registrant
The executive officers of the company are as follows:

Name	Age	Position
Gordon Hunter	58	Chairman of the Board of Directors, President and Chief Executive Officer
Philip G. Franklin	58	Vice President, Operations Support, Chief Financial Officer and Treasurer
Dal Ferbert	56	Vice President and General Manager of the Electrical Business Unit
Dieter Roeder	53	Vice President and General Manager of the Automotive Business Unit
Chen-Ming Wang	47	Vice President and General Manager of the Electronics Business Unit
David W. Heinzmann	46	Vice President of Global Operations
Ryan K. Stafford	42	General Counsel and Vice President, Human Resources
Paul Dickinson	38	Vice President and General Manager, Semiconductor Products
Mary S. Muchoney	64	Corporate Secretary
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
Philip G. Franklin, Vice President, Operations Support, Chief Financial Officer and Treasurer, joined the company in 1998 and is responsible for finance and accounting, investor relations, mergers and acquisitions and information systems. Prior to Littelfuse, Mr. Franklin was Vice President and Chief Financial Officer for OmniQuip International, a private equity sponsored roll-up in the construction equipment industry, which he helped take public. Before that, Mr. Franklin served as Chief Financial Officer for both Monarch Marking Systems, a subsidiary of Pitney Bowes, and Hill Refrigeration, a company controlled by Sam Zell. Earlier in his career, he worked in a variety of finance and general management positions at FMC Corporation.
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
Chen-Ming Wang, Vice President and General Manager, Electronics Business Unit, is responsible for marketing, sales, product development and customer relationships of the Electronic Business Unit. He is also responsible for leading the company’s overall operations, strategy and new business development in Asia. He is located in Taiwan. Mr. Wang has multinational experience in the electronics business, including the U.S., Mexico, Malaysia, China and Taiwan. Mr. Wang joined the management team in November 2009, prior to which he was vice president of Lite-On Technology Corporation. Lite-On Tech Corporation, a leading Taiwanese provider of consumer electrical products with over $7 billion in worldwide revenues, is where Mr. Wang started his career in 1991, holding various operation, sales and business development responsibilities.
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
Ryan K. Stafford, General Counsel and Vice President, Human Resources, is responsible for the company’s legal, compliance, internal audit and human resources functions. Mr. Stafford joined the company’s management team in January 2007. Prior to joining the company, Mr. Stafford served as Vice President of China Operations for Tyco Engineered Products & Services from 2005 to 2006 and Vice President and General Counsel of it from 2001 to 2005. He served as Associate General Counsel for Grinnell Corporation from 1998 to 2001. Prior to that he was with the law firm Sulloway & Hollis P.L.L.C.
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

The information set forth under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference. The company maintains a code of conduct, which applies to all associates, executive officers and directors. The company’s code of conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K and applies to our chief executive officer, chief financial officer and chief accounting officer as well as all other executive officers and associates. The code of conduct is available for public viewing on the company’s web site at www.littelfuse.com under the heading “Investors — Corporate Governance”.
If the company makes substantive amendments to the code of conduct or grants any waiver to its chief executive officer, chief financial officer or persons performing similar functions, Littelfuse will disclose the nature of such amendment or waiver on its website or in a Current Report on Form 8-K in accordance with applicable rules and regulations. The information contained on or connected to the company’s website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report Littelfuse files or furnishes with the SEC. There have been no material changes to the procedures by which security holders may recommend nominees to the company’s Board of Directors in 2009.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information set forth under “Audit and Non-Audit Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	Financial Statements and Schedules
(1)	The following Financial Statements are filed as a part of this report:
(i)	Report of Independent Registered Public Accounting Firm (pages 36-37).

(ii)	Consolidated Balance Sheets as of January 2, 2010 and December 27, 2008 (page 38).

(iii)	Consolidated Statements of Income for the years ended January 2, 2010, December 27, 2008, and December 29, 2007 (page 39).

(iv)	Consolidated Statements of Cash Flows for the years ended January 2, 2010, December 27, 2008, and December 29, 2007 (page 40).

(v)	Consolidated Statements of Equity for the years ended January 2, 2010, December 27, 2008, and December 29, 2007 (page 41).

(vi)	Notes to Consolidated Financial Statements (pages 42-77).
(2)	The following Financial Statement Schedule is submitted herewith for the periods indicated therein.
(i)	Schedule II — Valuation and Qualifying Accounts and Reserves (page 83).
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(3)	Exhibits. See Exhibit Index on pages 85-87.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands of USD)

	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	Of Year	Expenses (1)	Deductions (2)	Other (3)	Year

Year ended January 2, 2010
Allowance for losses on accounts receivable	$896	$319	$583	$25	$657

Reserves for sales discounts and allowances	$11,874	$40,512	$43,112	$44	$9,318

Year ended December 27, 2008
Allowance for losses on accounts receivable	$738	$286	$77	$(51)	$896

Reserves for sales discounts and allowances	$12,259	$47,081	$47,400	$(66)	$11,874

Year ended December 29, 2007
Allowance for losses on accounts receivable	$983	$31	$309	$33	$738

Reserves for sales discounts and allowances	$16,520	$45,970	$50,424	$193	$12,259

(1)	Includes provision for doubtful accounts, sales returns, and sales discounts granted to customers.

(2)	Represents uncollectible accounts written off, net of recoveries and credits issued to customers.

(3)	Represents translation adjustments.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littelfuse, Inc.
By	/s/ Gordon Hunter
Gordon Hunter,
Chairman of the Board of Directors, President and Chief Executive Officer

Date: February 26, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Gordon Hunter	Chairman of the Board of Directors, President and
Gordon Hunter	Chief Executive Officer (Principal Executive Officer)

/s/ Tzau-Jin Chung	Director
Tzau-Jin Chung

/s/ John P. Driscoll	Director
John P. Driscoll

/s/ Anthony Grillo	Director
Anthony Grillo

/s/ John E. Major	Director
John E. Major

/s/ William P. Noglows	Director
William P. Noglows

/s/ Ronald L. Schubel	Director
Ronald L. Schubel

/s/ Philip G. Franklin	Vice President, Operations Support, Chief Financial Officer and Treasurer
Philip G. Franklin	(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 0-20388) are incorporated herein by reference:

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended to date (filed as Exhibit 3(I) to the company’s Form 10-K for the fiscal year ended January 3, 1998).

3.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to the company’s Current Report on Form 8-K dated December 1, 1995).

3.3	Bylaws, as amended to date (filed as Exhibit 3.1 to the company’s Current Report on Form 8-K dated October 26, 2007).

10.1	Amendment to Non-Qualified Stock Option Agreement and Agreement for Deferred Compensation between Littelfuse, Inc. and Gordon Hunter (filed as Exhibit 10.27 to the company’s Form 10-K for the fiscal year ended December 31, 2005).

10.2	Amended and Restated Employment Agreement dated as of December 31, 2007, between Littelfuse, Inc. and Gordon Hunter (filed as Exhibit 10.1 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.3	Change of Control Agreement effective as of January 1, 2009, between Littelfuse, Inc. and Gordon Hunter (filed as Exhibit 10.3 to the company’s Form 10-K for the fiscal year ended December 27, 2008).

10.4	Change of Control Agreement effective as of January 1, 2009, between Littelfuse, Inc. and Philip G. Franklin (filed as Exhibit 10.4 to the company’s Form 10-K for the fiscal year ended December 27, 2008).

10.5	Change of Control Agreement effective as of January 1, 2009, between Littelfuse, Inc. and David W. Heinzmann (filed as Exhibit 10.6 to the company’s Form 10-K for the fiscal year ended December 27, 2008).

10.6	Change of Control Agreement effective as of January 1, 2009, between Littelfuse, Inc. and Hugh Dalsen Ferbert (filed as Exhibit 10.7 to the company’s Form 10-K for the fiscal year ended December 27, 2008).

10.7	Change of Control Agreement effective as of January 1, 2009, between Littelfuse, Inc. and Ryan K. Stafford (filed as Exhibit 10.8 to the company’s Form 10-K for the fiscal year ended December 27, 2008).

10.8	Summary of Director Compensation (filed as Exhibit 10.18 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.9	Amended and restated Littelfuse, Inc. 401(k) Retirement and Savings Plan (filed as Exhibit 10.1 to the company’s Form 8-K dated October 9, 2009.

10.10	1993 Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).

10.11	Form of Non-Qualified Stock Option Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc. for employees of the company (filed as Exhibit 99.1 to the company’s Current Report on Form 8-K dated November 8, 2004).

Exhibit No.	Description
10.12	Form of Performance Shares Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc. (filed as Exhibit 10.23 to the company’s Form 10-K for the fiscal year ended January 1, 2005).

10.13	Form of Non-Qualified Stock Option Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc. for non-employee directors of the company (filed as Exhibit 10.24 to the company’s Form 10-K for the fiscal year ended January 1, 2005).

10.14	Stock Plan for New Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.2 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).

10.15	Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.3 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).

10.16	Littelfuse, Inc. Equity Incentive Compensation Plan (filed as Exhibit A to the company’s Proxy Statement for Annual Meeting of Stockholders held on May 5, 2006).

10.17	First Amendment to the Littelfuse, Inc. Equity Incentive Compensation Plan dated as of July 28, 2008 (filed as Exhibit 10.2 to the company’s Form 10-Q for the quarterly period ended March 28, 2009).

10.18	Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan (filed as Exhibit 99.4 to the company’s Current Report on Form 8-K dated May 5, 2006).

10.19	Form of Performance Shares Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan (filed as Exhibit 99.1 to the company’s Current Report on Form 8-K dated March 12, 2008).

10.20	Littelfuse, Inc. Outside Directors’ Stock Option Plan (filed as Exhibit B to the company’s Proxy Statement for Annual Meeting of Stockholders held on May 5, 2006).

10.21	Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc. Outside Directors Stock Option Plan (filed as Exhibit 99.6 to the company’s Current Report on Form 8-K dated May 5, 2006).

10.22	Littelfuse, Inc. Outside Directors’ Equity Plan (filed as Exhibit A to the company’s Proxy Statement for Annual Meeting of Stockholders held on April 27, 2007).

10.23	First Amendment to the Littelfuse, Inc. Outside Directors’ Equity Plan, dated as of July 28, 2008 (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended March 28, 2009).

10.24	Form of Stock Option Award Agreement under the Littelfuse, Inc. Outside Directors’ Equity Plan (filed as Exhibit 99.3 to the company’s Current Report on Form 8-K dated April 25, 2008).

10.25	Form of Restricted Stock Unit Award Agreement under the Littelfuse, Inc. Outside Directors’ Equity Plan (filed as Exhibit 99.4 to the company’s Current Report on Form 8-K dated April 25, 2008).

10.26	Amended and Restated Littelfuse, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10.3 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.27	Termination Amendment to Littelfuse, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to the company’s Current Report on form 8-K dated October 9, 2009).

10.28	Amended and Restated Littelfuse, Inc. Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 10.4 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.29	Amended and Restated Littelfuse, Inc. Retirement Plan (filed as Exhibit 10.13 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.30*	Amendment to Amended and Restated Littelfuse, Inc. Retirement Plan.

10.31*	Amended and Restated Littelfuse, Inc. Annual Incentive Plan.

Exhibit No.	Description
10.32	Form of Restricted Stock Award Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan (filed as Exhibit 10.1 to the company’s Current Report on form 8-K dated April 28, 2009).

10.33	Form of Stock Option Award Agreement under the Littelfuse, Inc Equity Incentive Compensation Plan (filed as Exhibit 10.2 to the company’s Current Report on form 8-K dated April 28, 2009).

10.34	Littelfuse, Inc. Supplemental Retirement and Savings Plan (filed as Exhibit 10.3 to the company’s Current Report on form 8-K dated October 9, 2009).

10.35	Bank credit agreement among Littelfuse, Inc., as borrower, the lenders named therein and the Bank of America N.A., as agent, dated as of July 21, 2006 (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended September 30, 2006).

10.36	First Amendment, dated as of September 29, 2008, to that certain Credit Agreement, dated as of July 21, 2006, among Littelfuse, Inc., the lenders named therein and Bank of America, N.A., as agent (filed as Exhibit 10.2 to the company’s Form 10-Q for the quarterly period ended September 27, 2008).

10.37	Loan Agreement, dated as of September 29, 2008, among Littelfuse, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as agent (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended September 27, 2008).

14.1	Code of Conduct (filed as Exhibit 14.1 to the company’s Current Report on Form 8-K dated October 24, 2008).

21.1*	Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) certification of Gordon Hunter.

31.2*	Rule 13a-14(a)/15d-14(a) certification of Philip G. Franklin.

32.1+	Section 1350 certification.
Exhibits 10.1 through 10.34 are management contracts or compensatory plans or arrangements.

*	Filed with this Report.

+	Furnished with this Report.