Form 10-Q
period 2010-04-03
LITTELFUSE INC /DE
filed 2010-05-06
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 3, 2010, 21,918,319 shares of common stock, $.01 par value, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LITTELFUSE, INC.
Condensed Consolidated Balance Sheets
(In thousands of USD, except share amounts)

	April 3, 2010	January 2, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,135	$70,354
Accounts receivable, less allowances	93,244	79,521
Inventories	57,311	52,567
Deferred income taxes	13,453	13,804
Prepaid expenses and other current assets	19,782	18,196
Assets held for sale	7,290	7,343

Total current assets	268,215	241,785
Property, plant and equipment:
Land	5,951	7,808
Buildings	51,982	56,916
Equipment	278,813	280,928

	336,746	345,652
Accumulated depreciation	(207,316)	(207,500)

Net property, plant and equipment	129,430	138,152
Intangible assets, net of amortization:
Patents, licenses and software	12,261	12,451
Distribution network	10,205	10,837
Customer lists, trademarks and tradenames	13,563	13,363
Goodwill	94,834	94,986

	130,863	131,637
Investments	11,647	11,742
Deferred income taxes	9,171	8,460
Other assets	1,469	1,351

Total assets	$550,795	$533,127

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26,579	$23,646
Accrued payroll	12,726	13,291
Accrued expenses	9,503	8,561
Accrued severance	9,776	11,418
Accrued income taxes	10,671	4,525
Current portion of long-term debt	11,967	14,183

Total current liabilities	81,222	75,624
Long-term debt, less current portion	47,000	49,000
Accrued severance	448	421
Accrued post-retirement benefits	11,780	18,271
Other long-term liabilities	11,089	11,212
Total equity	399,256	378,599

Total liabilities and equity	$550,795	$533,127

Common shares issued and outstanding of 21,918,319 and 21,792,241, at April 3, 2010 and January 2, 2010, respectively.
See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Income (Loss)
(In thousands of USD, except per share amounts, unaudited)

	For the Three Months Ended
	April 3, 2010	March 28, 2009

Net sales	$144,402	$84,403

Cost of sales	91,122	66,129

Gross profit	53,280	18,274

Selling, general and administrative expenses	26,447	22,342
Research and development expenses	3,950	4,821
Amortization of intangibles	1,240	1,211

	31,637	28,374

Operating income (loss)	21,643	(10,100)

Interest expense	427	670
Other expense (income), net	110	(879)

Income (loss) before income taxes	21,106	(9,891)
Income taxes	5,637	(2,107)

Net income (loss)	$15,469	$(7,784)

Net income (loss) per share (see note 7):
Basic	$0.70	$(0.36)

Diluted	$0.69	$(0.36)

Weighted average shares and equivalent shares outstanding:
Basic	21,847	21,721

Diluted	22,205	21,727

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Cash Flows
(In thousands of USD, unaudited)

	For the Three Months Ended
	April 3, 2010	March 28, 2009
OPERATING ACTIVITIES:
Net income (loss)	$15,469	$(7,784)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,534	7,381
Amortization of intangibles	1,240	1,211
Stock-based compensation	1,120	1,306
(Gain) on sale of assets	(563)	—
Changes in operating assets and liabilities:
Accounts receivable	(13,942)	9,350
Inventories	(4,540)	4,716
Accounts payable and accrued expenses	(2,043)	(5,163)
Accrued payroll and severance	(2,083)	(9,499)
Accrued taxes	5,940	(5,007)
Prepaid expenses and other	(1,242)	1,580

Net cash provided by (used in) operating activities	6,890	(1,909)

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,276)	(7,205)
Purchase of business, net of cash acquired	—	(920)
Proceeds from sale of assets	4,532	—

Net cash provided by (used in) investing activities	2,256	(8,125)

FINANCING ACTIVITIES:
Proceeds from debt	4,095	2,380
Payments of debt	(8,517)	(2,000)
Proceeds from exercise of stock options	3,818	33
Excess tax benefit on stock-based compensation	217	—

Net cash (used in) provided by financing activities	(387)	413

Effect of exchange rate changes on cash and cash equivalents	(1,978)	(1,112)

Increase (decrease) in cash and cash equivalents	6,781	(10,733)
Cash and cash equivalents at beginning of period	70,354	70,937

Cash and cash equivalents at end of period	$77,135	$60,204

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of Littelfuse, Inc. and its subsidiaries (the “company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, and accrued employee-related costs pursuant to contractual obligations, considered necessary for a fair presentation have been included. Operating results for the period ended April 3, 2010 are not necessarily indicative of the results that may be expected for the year ending January 1, 2011. For further information, refer to the company’s consolidated financial statements and the notes thereto incorporated by reference in the company’s Annual Report on Form 10-K for the year ended January 2, 2010. The company evaluated subsequent events through the date its financial statements were filed with the Securities and Exchange Commision (“SEC”).
In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that eliminates the qualifying special purpose entity concept, changes the requirements for derecognizing financial assets and requires enhanced disclosures about transfers of financial assets. The guidance also revises earlier guidance for determining whether an entity is a variable interest entity, requires a new approach for determining who should consolidate a variable interest entity, changes when it is necessary to reassess who should consolidate a variable interest entity, and requires enhanced disclosures related to an enterprise’s involvement in variable interest entities. The guidance is effective for the first annual reporting period that begins after November 15, 2009. The company adopted the new accounting guidance on January 3, 2010 which did not have a material impact on its Consolidated Financial Statements.
2. Inventories
The components of inventories at April 3, 2010 and January 2, 2010 are as follows (in thousands):

	April 3, 2010	January 2, 2010
Raw material	$21,331	$20,065
Work in process	8,502	9,111
Finished goods	27,478	23,391

Total inventories	$57,311	$52,567

3. Investments
Included in the company’s investments are shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company whose shares are traded on the Taiwan Stock Exchange. The Polytronics investment was acquired as part of the Littelfuse GmbH acquisition. The fair value of the Polytronics investment was €8.6 million (approximately $11.7 million) at April 3, 2010 and €8.2 million (approximately $11.7 million) at January 2, 2010, based on the quoted market price at the close of business corresponding to each date. Included in 2010 other comprehensive income (loss) was an unrealized gain of $0.5 million, due to the increase in fair market value for the three months ended April 3, 2010.
The remaining difference in fair value of this investment was due to the impact of changes in exchange rates, which is included as a component of the currency translation adjustments of “Other Comprehensive Income (Loss)”.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. Debt
The carrying amounts of long-term debt at April 3, 2010 and January 2, 2010 are as follows (in thousands):

	April 3, 2010	January 2, 2010
Term loan	$55,000	$57,000
Revolving credit facility	3,967	6,183
Other obligations	—	—

	58,967	63,183
Less: Current portion of long-term debt	11,967	14,183

Total long-term debt	$47,000	$49,000

5. Financial Instruments and Risk Management
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
Cash Flow Hedges
A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is designated as a cash flow hedge. The effective portion of the change in the fair value of a derivative that is designated as a cash flow hedge is recorded in “Other Comprehensive Income (Loss).” When the impact of the hedged item is recognized in the income statement, the gain or loss included in other comprehensive income (loss) is reported on the same line in the Consolidated Statements of Income (Loss) as the hedged item. The company did not discontinue any cash flow hedges during the three months ended April 3, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. Financial Instruments and Risk Management, continued
Cash Flow Hedge — Currency Risk Management
In January 2009, the company entered into a series of weekly forward contracts to buy Mexican pesos to manage its exposure to fluctuations in the cost of this currency through December 28, 2009. The company uses Mexican pesos to fund payroll and operating expenses at one of the company’s Mexico manufacturing facilities. The operations of the Mexico facility are accounted for within an entity where the U.S. dollar is the functional currency. In September 2009, the company extended the arrangement through June 28, 2010. Amounts included in other comprehensive income (loss) are reclassified into cost of sales in the period in which the hedged transaction is recognized in earnings. As of April 3, 2010, the notional amount of the company’s peso forward contracts was approximately $22.8 million.
Fair Value of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the company are as follows (in thousands):

		Fair Value
Description	Balance Sheet Item	April 3, 2010	January 2, 2010

Derivative Assets — Hedges Cash Flow Hedges	Prepaid expenses and other current assets	$220	$179

Total Derivative Assets		$220	$179

Net Derivative Gain or Loss
The effect of cash flow hedge derivative instruments on the Consolidated Statements of Income (Loss) and Other Comprehensive Income (Loss) is as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
	Amount of Gain (Loss)		from Other	Amount of Gain (Loss) Reclassified
	Recognized in Other		Comprehensive	from Other Comprehensive Income
	Comprehensive Income (Loss)		Income (Loss)	(Loss) into Income (Loss) (Effective
	(Effective Portion)		into Income	Portion)
	Three Months Ended		(Loss)	Three Months Ended
	April 3, 2010	March 28, 2009	(Effective Portion)	April 3, 2010	March 28, 2009
Commodity contracts	$—	$290	Cost of Sales	$—	$(406)
Foreign exchange contracts	(75)	(352)	Cost of Sales	160	(200)

Total	$(75)	$(62)		$160	$(606)

Derivative Transactions
At April 3, 2010 and January 2, 2010, accumulated other comprehensive income (loss) included $0.2 million and $0.1 million in unrealized losses, respectively, for derivatives, net of income taxes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. Fair Value of Financial Assets and Liabilities
In determining fair value, the company uses various valuation approaches within the fair value measurement framework. Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.
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
Derivative instruments
The fair value of commodity derivatives are valued based on quoted futures prices for the underlying commodity and are categorized as Level 2. The fair values of foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2.
The company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 2 or Level 3 during the first quarter ended April 3, 2010. There were no changes during the quarter ended April 3, 2010, to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of April 3, 2010, the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.
The following table presents assets measured at fair value by classification within the fair value hierarchy as of April 3, 2010 (in thousands):

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities	$11,647	$—	$—	$11,647
Currency derivative contracts	—	220	—	220

Total	$11,647	$220	$—	$11,867

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. Fair Value of Financial Assets and Liabilities, continued
The following table presents assets measured at fair value by classification within the fair value hierarchy as of January 2, 2010 (in thousands):

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities	$11,742	$—	$—	$11,742
Currency derivative contracts	—	179	—	179

Total	$11,742	$179	$—	$11,921

The company’s other financial instruments include cash and cash equivalents, accounts receivable and long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents and accounts receivable approximate their fair values. The company’s long-term debt fair value approximates book value at April 3, 2010 and January 2, 2010, respectively, as the long-term debt variable interest rates fluctuate along with market interest rates.
7. Per Share Data
In June 2008, the FASB issued authoritative guidance titled “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data presentation to conform with the guidance provisions. The guidance is effective for fiscal years beginning after December 15, 2008. The company adopted the new guidance on December 28, 2008.
The company’s unvested share-based payment awards, such as certain performance shares, restricted shares and restricted share units that contain nonforfeitable rights to dividends, meet the criteria of a participating security as defined by the guidance. The adoption has changed the methodology of computing the company’s earnings per            share to the two-class method from the treasury stock method. This change has not affected previously reported earnings per share, consolidated net earnings or net cash flows from operations. Under the two-class method, earnings are allocated between common stock and participating securities. The guidance provides that the presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities. As such, the company will present basic and diluted earnings per share for its one class of common stock.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Earnings per share, continued
The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	For the Three Months Ended
(in thousands except per share amounts)	April 3, 2010	March 28, 2009

Net income (loss) as reported	$15,469	$(7,784)
Less: Distributed earnings available to participating securities	—	—
Less: Undistributed earnings available to participating securities	(126)	11

Numerator for basic earnings (loss) per share —
Undistributed and distributed earnings available to common shareholders	$15,343	$(7,773)
Add: Undistributed earnings allocated to participating securities	126	(11)
Less: Undistributed earnings reallocated to participating securities	(126)	11

Numerator for diluted earnings (loss) per share —
Undistributed and distributed earnings available to common shareholders	$15,343	$(7,773)

Denominator for basic earnings (loss) per share —
Weighted-average shares	21,847	21,721
Effect of dilutive securities:
Common stock equivalents	358	6
Denominator for diluted earnings (loss) per share —
Adjusted for weighted-average shares & assumed conversions	22,205	21,727

Basic earnings (loss) per share	$0.70	$(0.36)

Diluted earnings (loss) per share	$0.69	$(0.36)

8. Restructuring
During 2006, the company announced the closing of its Ireland facility, resulting in restructuring charges of $17.1 million consisting of $20.0 million of accrued severance less a statutory rebate of $2.9 million recorded as a current asset, which were recorded as part of cost of sales. This restructuring, which impacted approximately 131 associates, is part of the company’s strategy to expand operations in Asia-Pacific region in order to be closer to current and potential customers and take advantage of lower manufacturing costs. The restructuring charges were based upon each associate’s salary and length of service with the company. The additions in 2009 and 2010 primarily relate to retention costs that were incurred during the transition period. These costs will be paid through 2010. All charges related to the closure of the Ireland facility were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The remaining $0.2 million of restructuring charges are expected to be paid in 2010. The total cost expected to be incurred is $26.1 million. The company has incurred $26.1 million through April 3, 2010. A summary of activity of this liability is as follows:
Ireland restructuring (in thousands)

Balance at December 27, 2008	$1,651
Additions	11
Payments	(1,454)
Exchange rate impact	(25)

Balance at January 2, 2010	183
Additions	7
Payments	—
Exchange rate impact	(10)

Balance at April 3, 2010	$180

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Restructuring, continued
During December 2006, the company announced the closure of its Irving, Texas, facility and the transfer of its semiconductor wafer manufacturing from Irving, Texas, to Wuxi, China, in a phased transition from 2007 to 2010. A liability of $1.9 million was recorded related to redundancy costs for the manufacturing operation associated with this downsizing. This charge was recorded as part of cost of sales and included in “Other Operating Income (Loss)” for business unit segment reporting purposes. The additions in 2009 and 2010 primarily relate to retention costs that were incurred during the transition period. This restructuring impacted approximately 180 associates in various production and support related roles and will be paid over the period 2007 to 2010. The total cost expected to be incurred is $8.7 million. The company has incurred $8.3 million through April 3, 2010. A summary of activity of this liability is as follows:

Irving, Texas restructuring (in thousands)

Balance at December 27, 2008	$4,550
Additions	2,363
Payments	(3,146)

Balance at January 2, 2010	3,767
Additions	451
Payments	(399)

Balance at April 3, 2010	$3,819

During March 2007, the company announced the closure of its Des Plaines and Elk Grove, Illinois, facilities and the transfer of its manufacturing from Des Plaines, Illinois to the Philippines and Mexico in a phased transition from 2007 to 2009. A liability of $3.5 million was recorded related to redundancy costs for the manufacturing and distribution operations associated with this restructuring. Manufacturing related charges of $3.0 million were recorded as part of cost of sales and non-manufacturing related charges of $0.5 million were recorded as part of selling, general and administrative expenses. All charges related to this downsizing were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The additions in 2009 and 2010 primarily relate to retention costs that were incurred during the transition period. This restructuring impacted approximately 307 associates in various production and support related roles and the costs relating to the restructuring was paid over the period 2007 to 2010.
During December 2008, the company announced a reduction in workforce at its Des Plaines, Illinois, corporate headquarters in a phased transition from 2008 to 2010. A liability of $0.9 million was recorded associated with this downsizing. Manufacturing related charges of $0.3 million were recorded as part of cost of sales and non-manufacturing related charges of $0.6 million were recorded as part of selling, general and administrative expenses. All charges related to this downsizing were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. During 2009, an additional $1.1 million liability was recorded related to severance and retention costs at the Des Plaines facility. The remaining additions in 2009 and 2010 primarily relate to retention costs that will be incurred over the remaining closure period. This restructuring impacted 39 associates in various production and support related roles and the costs relating to the restructuring was paid in 2009 and 2010.
The total cost expected to be incurred for both the Des Plaines and Elk Grove, Illinois, related restructuring programs is $10.4 million. The company has incurred $10.2 million through April 3, 2010. A summary of activity of this liability is as follows:

Des Plaines and Elk Grove, Illinois restructuring (in thousands)

Balance at December 27, 2008	$5,058
Additions	1,614
Payments	(5,847)

Balance at January 2, 2010	825
Additions	96
Payments	(149)

Balance at April 3, 2010	$772

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Restructuring, continued
During March 2008, the company announced the closure of its Matamoros, Mexico, facility and the transfer of its semiconductor assembly and test operation from Matamoros, Mexico, to its Wuxi, China, facility and various subcontractors in the Asia-Pacific region in a phased transition over two years. A total liability of $4.4 million was recorded related to redundancy costs for the manufacturing operations associated with this downsizing. This charge was recorded as part of cost of sales and included in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred is $5.0 million. The total cost incurred through 2010 was $5.0 million. The additions in 2009 and 2010 primarily relate to retention costs that were incurred during the transition period. This restructuring impacts approximately 950 associates in various production and support related roles and will be paid through 2010.
A summary of activity of this liability is as follows:

Matamoros restructuring (in thousands)

Balance at December 27, 2008	$3,111
Additions	404
Payments	(1,749)
Exchange rate impact	(25)

Balance at January 2, 2010	1,741
Additions	70
Payments	(237)
Exchange rate impact	104

Balance at April 3, 2010	$1,678

During September 2008, the company announced the closure of its Swindon, U.K., facility, resulting in restructuring charges of $0.8 million, consisting of $0.3 million that was recorded as part of cost of sales and $0.5 million that was recorded as part of research and development expenses. These charges were primarily for redundancy costs and will be paid through 2010. This restructuring impacted 10 associates. Restructuring charges are based upon each associate’s current salary and length of service with the company. All charges related to the closure of the Swindon facility were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred through 2010 is $1.3 million. The company has incurred $1.3 million through April 3, 2010.
A summary of activity of this liability is as follows:

Swindon, U.K. restructuring (in thousands)

Balance at December 27, 2008	$834
Additions	299
Payments	(1,048)

Balance at January 2, 2010	85
Additions	—
Payments	(5)

Balance at April 3, 2010	$80

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Restructuring, continued
During May 2009, the company announced the restructuring of its European organization. The restructuring included the transfer of its manufacturing operations from Dünsen, Germany, to Piedras, Mexico, and the closure of its distribution facility in Utrecht, Netherlands. The Dünsen closure will impact approximately 58 production employees. The Utrecht closure impacted approximately 37 employees primarily in customer service and administrative roles. The restructuring for Utrecht was completed in the first quarter of 2010. The Dünsen closure is expected to be completed in the third quarter of 2010. The charges recorded for severance and retention and asset impairments were approximately $2.3 million in Utrecht, Netherlands (reflected in selling, general and administrative expenses) and approximately $3.2 million in Dünsen, Germany (reflected within cost of sales). All charges related to the closure of the Dünsen and Utrecht facilities were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The remaining additions in 2010 primarily relate to retention costs that were incurred during the transition period.
The total cost related to the European restructuring program expected to be incurred through fiscal year 2010 is $5.5 million. The company has incurred $5.5 million in costs, including asset impairment charges, through April 3, 2010. A summary of the activity of this liability is as follows:

European restructuring (in thousands)

Balance at December 27, 2008	$—
Additions	5,453
Payments	(686)
Exchange rate impact	87

Balance at January 2, 2010	4,854
Additions	60
Payments	(2,150)
Exchange rate impact	(56)

Balance at April 3, 2010	$2,708

During May 2009, the company also announced a restructuring of its Asian operations. The restructuring includes closure of a manufacturing facility in Taiwan and a consolidation of its Asian sales offices. The closure of the Taiwan facility and Asian sales offices will impact approximately 184 employees. The announced restructuring for all of the locations is expected to be completed by the first quarter of 2011. The charge recorded for this restructuring totaled $0.9 million and was related to severance and retention costs with $0.4 million and $0.5 million included within cost of sales and selling, general and administrative expenses, respectively. All charges related to the closure and the consolidation of the Asian facilities were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes.The remaining additions in 2009 and 2010 primarily relate to retention costs that were incurred during the transition period. The total cost expected to be incurred through 2011 is $1.5 million. The company has incurred $1.5 million through April 3, 2010 related to the Asian restructuring program. A summary of activity of this liability is as follows:

Asian restructuring (in thousands)

Balance at December 27, 2008	$—
Additions	1,456
Payments	(291)
Exchange rate impact	38

Balance at January 2, 2010	1,203
Additions	18
Payments	(59)
Exchange rate impact	15

Balance at April 3, 2010	$1,177

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Income Taxes
The effective tax rate for the first quarter of 2010 was 26.7% compared to an effective tax rate (benefit) of (21.3%) in the first quarter of 2009. The current quarter effective tax rate was positively impacted by a change in the statutory tax rate at a China location and offset by a negative impact from the mix of income earned in higher tax jurisdictions.
10. Pensions
The components of net periodic benefit cost for the three months ended April 3, 2010, compared with the three months ended March 28, 2009, were (in thousands):

	U.S. Pension Benefits		Foreign Plans
	Three Months Ended		Three Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Service cost	$125	$632	$109	$133
Interest cost	992	1,078	196	230
Expected return on plan assets	(1,250)	(1,113)	(4)	(17)
Amortization of prior service cost	—	2	—	(3)
Amortization of transition asset	—	—	—	--
Amortization of net loss	—	30	(1)	2

Total cost of the plan	(133)	629	300	345
Expected plan participants’ contribution	—	—	—	—

Net periodic benefit cost	$(133)	$629	$300	$345

The expected rate of return assumption on domestic pension assets is 8.5% in 2010 and 2009.
11. Business Unit Segment Information
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. Business Unit Segment Information, continued
Business unit segment information for the three months ended April 3, 2010 and March 28, 2009 is summarized as follows (in thousands):

	April 3, 2010	March 28, 2009
Net sales
Electronics	$88,728	$51,231
Automotive	34,730	18,452
Electrical	20,944	14,720

Total net sales	$144,402	$84,403

Operating income (loss)
Electronics	$12,965	$(7,865)
Automotive	3,015	(4,500)
Electrical	5,663	2,265

Total operating income (loss)	21,643	(10,100)
Interest expense	427	670
Other expense (income), net	110	(879)

Income (loss) before income taxes	$21,106	$(9,891)

The company’s net sales by geographical area for the three months ended April 3, 2010 and March 28, 2009 are summarized as follows (in thousands):

	April 3, 2010	March 28, 2009
Net sales
Americas	$53,277	$36,823
Europe	29,787	17,650
Asia-Pacific	61,338	29,930

Total net sales	$144,402	$84,403

The company’s long-lived assets (total net property, plant and equipment) by geographical area as of April 3, 2010 and January 2, 2010 are summarized as follows (in thousands):

	April 3, 2010	January 2, 2010
Long-lived assets
Americas	$55,713	$58,833
Europe	6,650	11,101
Asia-Pacific	67,067	68,218

Consolidated total	$129,430	$138,152

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12. Comprehensive Income (Loss)
The following table sets forth the computation of comprehensive (loss) income for the three months ended April 3, 2010 and March 28, 2009, respectively (in thousands):

	Three Months Ended
	April 3, 2010	March 28, 2009

Net income (loss)	$15,469	$(7,784)
Other comprehensive income (loss):
Currency translation adjustments	375	(4,958)
Unrealized gain on available-for-sale securities, net of $0 income taxes	506	1,185
(Loss) gain on derivatives, net of income taxes	(75)	62

Comprehensive income (loss)	$16,275	$(11,495)

13. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	April 3, 2010	January 2, 2010

Minimum pension liability adjustment*	$(3,831)	$(3,831)
Unrealized gain (loss) on available-for-sale securities**	9,154	8,648
Gain (loss) on derivative instruments***	(167)	(92)
Foreign currency translation adjustment	14,377	14,002

Total	$19,533	$18,727

*	net of tax of $0 and $1,768 for 2010 and 2009, respectively.

**	net of tax of $0 and $0 for 2010 and 2009, respectively.

***	net of tax of $46 and $191 for 2010 and 2009, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Littelfuse, Inc. and its subsidiaries (the “company”) design, manufacture, and sell circuit protection devices for use in the electronics, automotive and electrical markets throughout the world. The following table is a summary of the company’s operating segments’ net sales by business unit and geography:
Net Sales by Business Unit and Geography (in millions, unaudited)

	First Quarter
	2010	2009	% Change
Business Unit
Electronics	$88.7	$51.2	73%
Automotive	34.8	18.5	88%
Electrical	20.9	14.7	42%

Total	$144.4	$84.4	71%

	First Quarter
	2010	2009	% Change
Geography*
Americas	$53.3	$36.8	45%
Europe	29.8	17.7	68%
Asia-Pacific	61.3	29.9	105%

Total	$144.4	$84.4	71%

*	Sales by geography represent sales to customer or distributor locations.
Results of Operations — First Quarter, 2010
Net sales increased $60.0 million or 71% to $144.4 million in the first quarter of 2010 compared to $84.4 million in the first quarter of 2009 reflecting significantly higher demand across all business units and geographies. Sales levels were negatively impacted in the first quarter of 2009 due to the sharp downturn in the global economy and credit crisis. The company also experienced $4.1 million in favorable foreign currency effects in the first quarter of 2010 as compared to the first quarter of 2009. This favorable impact primarily resulted from sales denominated in the Canadian dollar, Korean won and euro.
Electronics sales increased $37.5 million or 73% to $88.7 million in the first quarter of 2010 compared to $51.2 million in the first quarter of 2009 reflecting stronger demand and inventory replenishment in all three geographic regions. During the first quarter of 2009, many customers in Asia, particularly contract manufacturers and original design manufacturers, had extended plant shutdowns while electronics distributors tightly managed inventories in response to weak demand and the uncertain outlook.
Automotive sales increased $16.3 million or 88% to $34.8 million in the first quarter of 2010 compared to $18.5 million in the first quarter of 2009 primarily due to improved demand in the passenger car markets in all geographic regions. In 2009, weakness in the Europe and Americas passenger car markets resulted in sharp declines in global car production. Many automotive original equipment manufacturers took extended plant shutdowns in response to weak demand and the uncertain economic outlook.
Electrical sales increased $6.2 million or 42% to $20.9 million in the first quarter of 2010 compared to $14.7 million in the first quarter of 2009 primarily due to increased demand for the company’s industrial ground fault circuit protection products. Sales growth for other electrical products increased due to improved industrial demand and distributor inventory replenishment.
On a geographic basis, sales in the Americas increased $16.5 million or 45% to $53.3 million in the first quarter of 2010 compared to $36.8 million in the first quarter of 2009, due to increased sales in all three of the company’s business units. The Americas region also experienced $1.6 million in favorable foreign currency effects in the first quarter of 2010 as compared to the first quarter of 2009. This increase resulted primarily from sales denominated in the Canadian dollar.
Europe sales increased $12.1 million or 68% to $29.8 million in the first quarter of 2010 compared to $17.7 million in the first quarter of 2009 mainly due to increased automotive and electronics sales. The Europe region also experienced $1.4 million in favorable foreign currency effects in the first quarter of 2010 as compared to the first quarter of 2009. This increase primarily resulted from sales denominated in the euro.
Asia-Pacific sales increased $31.4 million or 105% to $61.3 million in the first quarter of 2010 compared to $29.9 million in the first quarter of 2009 primarily due to stronger demand for consumer electronic products and restocking by distributors. The first quarter of 2009 reflected weak demand for consumer electronics and inventory reductions by distributors. The Asia-Pacific region also experienced $1.1 million in favorable foreign currency effects in the first quarter of 2010 as compared to the first quarter of 2009. This increase primarily resulted from sales denominated in the Korean won.
Gross profit was $53.3 million or 37% of net sales for the first quarter of 2010 compared to $18.3 million or 22% of net sales in the same quarter last year. The improvement in gross margin was attributable to improved operating leverage resulting from higher production volumes in the first quarter of 2010 as well as cost reductions related to manufacturing transfers.
Total operating expense was $31.6 million or 22% of net sales for the first quarter of 2010 compared to $28.4 million or 34% of net sales for the same quarter in 2009. The increase in operating expense primarily reflects the increased cost of company incentive programs driven by significantly improved financial performance in 2010 and higher transportation costs driven by increased sales volumes. The impact of cost reduction plans initiated in 2009 continue to reflect in improved operating efficiencies across the company.
Operating income for the first quarter of 2010 was approximately $21.6 million compared to operating loss of $10.1 million for the same quarter in 2009.
Interest expense was $0.4 million in the first quarter of 2010 compared to $0.7 million for the first quarter of 2009. Interest expense decreased in the first quarter of 2010 compared to the same quarter last year due to lower amounts of outstanding debt (primarily the Term Loan) in the first quarter of 2010. Other expense (income), net, consisting of interest income, royalties, non-operating income and foreign currency items was $0.1 million of expense for the first quarter of 2010 compared to $0.9 million of income in the first quarter of 2009. The results for 2009 were primarily due to the impact from foreign exchange revaluation.
Income before income taxes was $21.1 million for the first quarter of 2010 compared to a loss before income taxes of $9.9 million for the first quarter of 2009. Income tax expense was $5.6 million with an effective tax rate of 26.7% for the first quarter of 2010 compared to income tax benefit of $2.1 million with an effective tax rate of 21.3% in the first quarter of 2009. The change in effective tax rate is due to the positive impact of a change in the statutory rate in China offset by the mix of income (loss) by jurisdiction.
Net income for the first quarter of 2010 was $15.5 million or $0.69 per diluted share compared to net loss of $7.8 million or $0.36 per diluted share for the same quarter of 2009.
Liquidity and Capital Resources
The company historically has financed capital expenditures through cash flows from operations. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the company’s operations and its debt obligations for the foreseeable future.
Term Loan
On September 29, 2008, the company entered into a Loan Agreement with various lenders that provides the company with a five-year term loan facility of up to $80.0 million for the purposes of (i) refinancing certain existing indebtedness; (ii) funding working capital needs; and (iii) funding capital expenditures and other lawful corporate purposes, including permitted acquisitions. The Loan Agreement also contains an expansion feature, pursuant to which the company may from time to time request incremental loans in an aggregate principal amount not to exceed $40.0 million. The company had $55.0 million outstanding at April 3, 2010.

The Loan Agreement requires the company to meet certain financial tests, including a consolidated leverage ratio and a consolidated interest coverage ratio. The Loan Agreement also contains additional affirmative and negative covenants which, among other things, impose certain limitations on the company’s ability to merge with other companies, create liens on its property, incur additional indebtedness, enter into transactions with affiliates except on an arm’s length basis, dispose of property, or issue dividends or make distributions. At April 3, 2010, the company was in compliance with all covenants.
Revolving Credit Facilities
On January 28, 2009, the company entered into an unsecured financing arrangement with a foreign bank that provided a CAD 10.0 million (equivalent to approximately $9.9 million at April 3, 2010) revolving credit facility, for capital expenditures and general working capital, which expires on July 21, 2011. This facility consists of prime-based loans and overdrafts, bankers acceptances and U.S. base rate loans and overdrafts. At April 3, 2010, the company had approximately CAD 4.0 million (equivalent to $4.0 million at April 3, 2010) outstanding under the revolving credit facility and CAD 6.0 million (equivalent to approximately $5.9 million at April 3, 2010) available under the revolving credit facility at an interest rate of bankers acceptance rate plus 1.62% (2.12% as of April 3, 2010).
This agreement contains covenants that, among other matters, impose limitations on future mergers, sales of assets, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At April 3, 2010, the company was in compliance with all covenants.
The company also has an unsecured domestic financing arrangement, which expires on July 21, 2011, consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential to increase up to $125.0 million upon request of the company and agreement with the lenders,. At April 3, 2010, the company had available $75.0 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 0.625% (0.87% as of April 3, 2010).
The domestic bank financing arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At April 3, 2010, the company was in compliance with all covenants.
Other Obligations
The company also had $2.3 million outstanding in letters of credit at April 3, 2010. No amounts were drawn under these letters of credit at April 3, 2010.
The company started 2010 with $70.4 million of cash and cash equivalents. Net cash provided by operating activities was approximately $6.9 million for the first quarter of 2010 reflecting $15.5 million in net income and $9.3 million in non-cash adjustments (primarily $8.8 million in depreciation and amortization and $1.1 million in stock-based compensation) offset by $17.9 million in net changes to various operating assets and liabilities. Changes in various operating assets and liabilities (including short-term and long-term items) that impacted cash flows for the first quarter 2010 consisted of net increases in accounts receivables ($13.9 million), inventory ($4.5 million), prepaid expenses and other ($1.2 million), accrued payroll and severance ($2.1 million), accounts payable and accrued expenses ($2.0 million), partially offset by a decrease in accrued income taxes ($5.9 million). The company also made a $6.0 million contribution to its domestic pension plan during the first quarter of 2010.
Net cash provided by investing activities was approximately $2.3 million and included $4.5 million in proceeds from the sale of assets offset by $2.3 million in capital spending. The majority of the assets sales in the first quarter of 2010 resulted from the sale of the company’s land and building at its Utrecht, Netherlands location.
Net cash used in financing activities included net payments of debt of $4.4 million. The effects of exchange rate changes decreased cash and cash equivalents by approximately $2.0 million. The net cash provided by operating activities and investing activities combined with the effects of exchange rate changes less net cash used in financing activities resulted in a $6.8 million increase in cash, which left the company with a cash and cash equivalents balance of approximately $77.1 million at April 3, 2010.
The ratio of current assets to current liabilities was 3.3 to 1 at the end of the first quarter of 2010 compared to 3.2 to 1 at year-end 2009 and 3.5 to 1 at the end of the first quarter of 2009. Days sales outstanding in accounts receivable was approximately 59 days at the end of the first quarter of 2010, compared to 57 days at the end of the first quarter of 2009 and 61 days at year-end 2009. Days inventory outstanding was approximately 57 days at the end of the first quarter of 2010 compared to 62 days at the year-end 2009 and 85 days at end of the first quarter of 2009.
Outlook
The company’s markets showed significant improvement in the first quarter of 2010 over the first quarter of 2009. Sequential improvement also continued over the fourth quarter of 2009. The electronic segment continues to improve reflecting continued growth of the company’s Asian market as well as economic recovery in North America and Europe. Automotive revenue has recovered substantially, and while the company expects further growth in Asia, the North American and European markets are much less robust. The electrical segment, excluding Startco, showed some improvement but generally remains slow, as this segment mainly serves the commercial construction markets, which seems to typically lag other markets. Startco results continue to grow as anticipated.
Over the past three years the company has implemented a phased transition to consolidate its manufacturing into fewer and lower-cost facilities. Most of these transitions have been completed. All are expected to be complete by the first quarter of 2011. The transitions have resulted in both a significantly improved cost structure and more efficient operations. The company believes these changes are beginning to reflect in both operating margin and expense improvements as a percent of revenue.
The overall improvement in the global economy also has caused increases to our commodity and transportation costs. The company anticipates these costs will have some effect on the manufacturing and operating results, but will be more than offset by the aforementioned efficiency improvements.
The company continues to invest in plant and infrastructure to further improve operating efficiency and increase capacity. Capital spending for 2010 is now expected to be approximately $20 million.
Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).
The statements in this section and the other sections of this report that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of the PSRLA. These statements may involve risks and uncertainties, including, but not limited to, risks relating to product demand and market acceptance, economic conditions, the impact of competitive products and pricing, product quality problems or product recalls, capacity and supply difficulties or constraints, coal mining exposures reserves, failure of an indemnification for environmental liability, exchange rate fluctuations, commodity price fluctuations, the effect of the company’s accounting policies, labor disputes, restructuring costs in excess of expectations, pension plan asset returns less than assumed, integration of acquisitions and other risks which may be detailed in the company’s other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the company’s Annual Report on Form 10-K for the year ended January 2, 2010. For a further discussion of the risk factors of the company, please see Item 1A. “Risk Factors” to the company’s Annual Report on Form 10-K for the year ended January 2, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The company is exposed to market risk from changes in interest rates, foreign exchange rates and commodities.
Interest Rates
The company had $4.0 million in debt outstanding under revolving credit facilities at April 3, 2010, at variable rates. While 100% of this debt has variable interest rates, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.
Foreign Exchange Rates
The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in Mexico, Canada, Germany, China, Taiwan and the Philippines. During the first quarter of 2010, sales to customers outside the U.S. were 69.8% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan or Taiwanese dollars.
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
Commodities
The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper and zinc, where at current prices and volumes, a 10% price change would affect pre-tax profit by approximately $1.5 million for copper and $0.9 million for zinc.
The cost of oil has increased during the first quarter of 2010. There is a risk that a return to high prices for oil and electricity during the remainder of 2010 could have an impact on the company’s transportation and utility expenses.
Item 4. Controls and Procedures.
As of April 3, 2010, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the company and its consolidated subsidiaries has been made known to them by the employees of the company and its consolidated subsidiaries during the period preceding the filing of this Quarterly Report on Form 10-Q. There were no significant changes in the company’s internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the company’s internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the company’s Chief Executive Officer and Chief Financial Officer.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
A detailed description of risks that could have a negative impact on our business, revenues and performance results can be found under the caption “Risk Factors” in our most recent Form 10-K, filed on February 26, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2009 to April 30, 2010. The company did not repurchase any shares of its common stock during the first quarter of fiscal 2010, and 1,000,000 shares may yet be purchased under the program as of April 3, 2010.
Item 6. Exhibits.

Exhibit	Description

10.1	Amended and Restated, Littelfuse, Inc., Annual Incentive Plan

10.2	Littelfuse, Inc., Long Term Incentive Plan (filed as exhibit 10.1 to the company’s Current Report on Form 8-K dated May 5, 2010).

31.1	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended April 3, 2010, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.
Date: May 6, 2010	By	/s/ Philip G. Franklin
Philip G. Franklin
Vice President, Operations Support, Chief Financial Officer and Treasurer (As duly authorized officer and as the principal financial and accounting officer)