Form 10-K/A
period 2010-01-02
LITTELFUSE INC /DE
filed 2010-07-23
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE
Littelfuse, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended January 2, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2010 (the “Original Form 10-K”), in response to a comment received from the SEC regarding the dating of the certifications of our principal executive officer and principal financial officer required by Section 906 of the Sarbanes-Oxley Act. In addition, we are concurrently filing a Form 10-Q/A for the period ended April 3, 2010 for the same purpose.
In response to the SEC’s comment, this Form 10-K/A sets forth the Original Form 10-K in its entirety with the exception of the exhibit index set forth in Part IV, Item 15(b), which has been amended and restated in its entirety to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
Other than the revision discussed above, this Form 10-K/A speaks as of the original filing date of the Original Form 10-K and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-K/A that were not revised, which should be read in their historical context.

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
Gordon Hunter,
Chairman of the Board of Directors, President and Chief Executive Officer

Date: July 23, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of July 23, 2010.

/s/ Gordon Hunter	Chairman of the Board of Directors, President and
Gordon Hunter	Chief Executive Officer (Principal Executive Officer)

/s/ Tzau-Jin Chung	Director
Tzau-Jin Chung

/s/ John P. Driscoll	Director
John P. Driscoll

/s/ Anthony Grillo	Director
Anthony Grillo

/s/ John E. Major	Director
John E. Major

/s/ William P. Noglows	Director
William P. Noglows

/s/ Ronald L. Schubel	Director
Ronald L. Schubel

/s/ Philip G. Franklin	Vice President, Operations Support, Chief Financial Officer and Treasurer
Philip G. Franklin	(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 0-20388) are incorporated herein by reference:

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended to date (filed as Exhibit 3(I) to the company’s Form 10-K for the fiscal year ended January 3, 1998).

3.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to the company’s Current Report on Form 8-K dated December 1, 1995).

3.3	Bylaws, as amended to date (filed as Exhibit 3.1 to the company’s Current Report on Form 8-K dated October 26, 2007).

10.1	Amendment to Non-Qualified Stock Option Agreement and Agreement for Deferred Compensation between Littelfuse, Inc. and Gordon Hunter (filed as Exhibit 10.27 to the company’s Form 10-K for the fiscal year ended December 31, 2005).

10.2	Amended and Restated Employment Agreement dated as of December 31, 2007, between Littelfuse, Inc. and Gordon Hunter (filed as Exhibit 10.1 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.3	Change of Control Agreement effective as of January 1, 2009, between Littelfuse, Inc. and Gordon Hunter (filed as Exhibit 10.3 to the company’s Form 10-K for the fiscal year ended December 27, 2008).

10.4	Change of Control Agreement effective as of January 1, 2009, between Littelfuse, Inc. and Philip G. Franklin (filed as Exhibit 10.4 to the company’s Form 10-K for the fiscal year ended December 27, 2008).

10.5	Change of Control Agreement effective as of January 1, 2009, between Littelfuse, Inc. and David W. Heinzmann (filed as Exhibit 10.6 to the company’s Form 10-K for the fiscal year ended December 27, 2008).

10.6	Change of Control Agreement effective as of January 1, 2009, between Littelfuse, Inc. and Hugh Dalsen Ferbert (filed as Exhibit 10.7 to the company’s Form 10-K for the fiscal year ended December 27, 2008).

10.7	Change of Control Agreement effective as of January 1, 2009, between Littelfuse, Inc. and Ryan K. Stafford (filed as Exhibit 10.8 to the company’s Form 10-K for the fiscal year ended December 27, 2008).

10.8	Summary of Director Compensation (filed as Exhibit 10.18 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.9	Amended and restated Littelfuse, Inc. 401(k) Retirement and Savings Plan (filed as Exhibit 10.1 to the company’s Form 8-K dated October 9, 2009.

10.10	1993 Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).

10.11	Form of Non-Qualified Stock Option Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc. for employees of the company (filed as Exhibit 99.1 to the company’s Current Report on Form 8-K dated November 8, 2004).

Exhibit No.	Description
10.12	Form of Performance Shares Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc. (filed as Exhibit 10.23 to the company’s Form 10-K for the fiscal year ended January 1, 2005).

10.13	Form of Non-Qualified Stock Option Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc. for non-employee directors of the company (filed as Exhibit 10.24 to the company’s Form 10-K for the fiscal year ended January 1, 2005).

10.14	Stock Plan for New Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.2 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).

10.15	Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.3 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).

10.16	Littelfuse, Inc. Equity Incentive Compensation Plan (filed as Exhibit A to the company’s Proxy Statement for Annual Meeting of Stockholders held on May 5, 2006).

10.17	First Amendment to the Littelfuse, Inc. Equity Incentive Compensation Plan dated as of July 28, 2008 (filed as Exhibit 10.2 to the company’s Form 10-Q for the quarterly period ended March 28, 2009).

10.18	Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan (filed as Exhibit 99.4 to the company’s Current Report on Form 8-K dated May 5, 2006).

10.19	Form of Performance Shares Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan (filed as Exhibit 99.1 to the company’s Current Report on Form 8-K dated March 12, 2008).

10.20	Littelfuse, Inc. Outside Directors’ Stock Option Plan (filed as Exhibit B to the company’s Proxy Statement for Annual Meeting of Stockholders held on May 5, 2006).

10.21	Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc. Outside Directors Stock Option Plan (filed as Exhibit 99.6 to the company’s Current Report on Form 8-K dated May 5, 2006).

10.22	Littelfuse, Inc. Outside Directors’ Equity Plan (filed as Exhibit A to the company’s Proxy Statement for Annual Meeting of Stockholders held on April 27, 2007).

10.23	First Amendment to the Littelfuse, Inc. Outside Directors’ Equity Plan, dated as of July 28, 2008 (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended March 28, 2009).

10.24	Form of Stock Option Award Agreement under the Littelfuse, Inc. Outside Directors’ Equity Plan (filed as Exhibit 99.3 to the company’s Current Report on Form 8-K dated April 25, 2008).

10.25	Form of Restricted Stock Unit Award Agreement under the Littelfuse, Inc. Outside Directors’ Equity Plan (filed as Exhibit 99.4 to the company’s Current Report on Form 8-K dated April 25, 2008).

10.26	Amended and Restated Littelfuse, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10.3 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.27	Termination Amendment to Littelfuse, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to the company’s Current Report on form 8-K dated October 9, 2009).

10.28	Amended and Restated Littelfuse, Inc. Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 10.4 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.29	Amended and Restated Littelfuse, Inc. Retirement Plan (filed as Exhibit 10.13 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.30	Amendment to Amended and Restated Littelfuse, Inc. Retirement Plan (filed as Exhibit 10.30 to the company’s Form 10-K for the fiscal year ended January 2, 2010).

10.31	Amended and Restated Littelfuse, Inc. Annual Incentive Plan (filed as Exhibit 10.31 to the company’s Form 10-K for the fiscal year ended January 2, 2010).

Exhibit No.	Description
10.32	Form of Restricted Stock Award Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan (filed as Exhibit 10.1 to the company’s Current Report on form 8-K dated April 28, 2009).

10.33	Form of Stock Option Award Agreement under the Littelfuse, Inc Equity Incentive Compensation Plan (filed as Exhibit 10.2 to the company’s Current Report on form 8-K dated April 28, 2009).

10.34	Littelfuse, Inc. Supplemental Retirement and Savings Plan (filed as Exhibit 10.3 to the company’s Current Report on form 8-K dated October 9, 2009).

10.35	Bank credit agreement among Littelfuse, Inc., as borrower, the lenders named therein and the Bank of America N.A., as agent, dated as of July 21, 2006 (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended September 30, 2006).

10.36	First Amendment, dated as of September 29, 2008, to that certain Credit Agreement, dated as of July 21, 2006, among Littelfuse, Inc., the lenders named therein and Bank of America, N.A., as agent (filed as Exhibit 10.2 to the company’s Form 10-Q for the quarterly period ended September 27, 2008).

10.37	Loan Agreement, dated as of September 29, 2008, among Littelfuse, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as agent (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended September 27, 2008).

14.1	Code of Conduct (filed as Exhibit 14.1 to the company’s Current Report on Form 8-K dated October 24, 2008).

21.1	Subsidiaries (filed as Exhibit 21.1 to company’s Form 10-K for the fiscal year ended January 2, 2010).

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) certification of Gordon Hunter.

31.2*	Rule 13a-14(a)/15d-14(a) certification of Philip G. Franklin.

32.1+	Section 1350 certification.
Exhibits 10.1 through 10.34 are management contracts or compensatory plans or arrangements.

*	Filed with this Report.

+	Furnished with this Report.