Form 10-Q/A
period 2010-04-03
LITTELFUSE INC /DE
filed 2010-07-23
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
Littelfuse, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q as of and for the period ended April 3, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2010 (the “Original Form 10-Q”), in response to a comment received from the SEC regarding the dating of the certifications of our principal executive officer and principal financial officer required by Section 906 of the Sarbanes-Oxley Act. In addition, we are concurrently filing a Form 10-K/A for the year ended January 2, 2010 for the same purpose.

In response to the SEC’s comment, this Form 10-Q/A sets forth the Original Form 10-Q in its entirety with the exception of the exhibit index set forth in Part II, Item 6, which has been amended and restated in its entirety to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Other than the revision discussed above, this Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-Q/A that were not revised, which should be read in their historical context.

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
Item 6. Exhibits.

Exhibit	Description

10.1	Amended and Restated, Littelfuse, Inc., Annual Incentive Plan (filed as exhibit 10.1 to the company’s Quarterly Report for the period ended April 3, 2010).

10.2	Littelfuse, Inc., Long Term Incentive Plan (filed as exhibit 10.1 to the company’s Current Report on Form 8-K dated May 5, 2010).

31.1*	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Report.

†	Furnished with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended April 3, 2010, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.
Date: July 23, 2010	By	/s/ Philip G. Franklin
Philip G. Franklin
Vice President, Operations Support, Chief Financial Officer and Treasurer (As duly authorized officer and as the principal financial and accounting officer)