Form 10-Q
period 2010-07-03
LITTELFUSE INC /DE
filed 2010-08-05
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 3, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 0-20388
LITTELFUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3795742

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8755 W. Higgins Road, Suite 500
Chicago, Illinois	60631

(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2010, 22,082,486 shares of common stock, $.01 par value, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LITTELFUSE, INC.
Condensed Consolidated Balance Sheets
(In thousands of USD, except share amounts)

	July 3, 2010	January 2, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,682	$70,354
Accounts receivable, less allowances	107,128	79,521
Inventories	60,675	52,567
Deferred income taxes	12,960	13,804
Prepaid expenses and other current assets	16,462	18,196
Assets held for sale	7,290	7,343

Total current assets	292,197	241,785
Property, plant and equipment:
Land	5,756	7,808
Buildings	51,224	56,916
Equipment	273,733	280,928

	330,713	345,652
Accumulated depreciation	(206,967)	(207,500)

Net property, plant and equipment	123,746	138,152
Intangible assets, net of amortization:
Patents, licenses and software	11,581	12,451
Distribution network	9,355	10,837
Customer lists, trademarks and tradenames	12,761	13,363
Goodwill	92,665	94,986

	126,362	131,637
Investments	12,341	11,742
Deferred income taxes	10,002	8,460
Other assets	1,380	1,351

Total assets	$566,028	$533,127

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28,480	$23,646
Accrued payroll	17,226	13,291
Accrued expenses	9,198	8,561
Accrued severance	5,209	11,418
Accrued income taxes	14,846	4,525
Current portion of long-term debt	9,888	14,183

Total current liabilities	84,847	75,624
Long-term debt, less current portion	45,000	49,000
Accrued severance	434	421
Accrued post-retirement benefits	10,702	18,271
Other long-term liabilities	10,838	11,212
Total equity	414,207	378,599

Total liabilities and equity	$566,028	$533,127

Common shares issued and outstanding of 22,060,905 and 21,792,241, at July 3, 2010 and January 2, 2010, respectively.
See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Income (Loss)
(In thousands of USD, except per share data, unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net sales	$157,508	$101,396	$301,910	$185,799

Cost of sales	98,125	75,982	189,247	142,111

Gross profit	59,383	25,414	112,663	43,688

Selling, general and administrative expenses	26,208	22,946	52,655	45,288
Research and development expenses	4,403	4,712	8,353	9,533
Amortization of intangibles	1,265	1,212	2,505	2,423

	31,876	28,870	63,513	57,244

Operating income (loss)	27,507	(3,456)	49,150	(13,556)

Interest expense	356	637	783	1,307
Other (income) expense, net	(1,409)	(237)	(1,299)	(1,116)

Income (loss) before income taxes	28,560	(3,856)	49,666	(13,747)

Income taxes	8,282	(1,272)	13,919	(3,379)

Net income (loss)	$20,278	$(2,584)	$35,747	$(10,368)

Net income (loss) per share (see note 7):
Basic	$0.91	$(0.12)	$1.61	$(0.48)

Diluted	$0.90	$(0.12)	$1.59	$(0.48)

Weighted average shares and equivalent shares outstanding:
Basic	22,019	21,728	21,933	21,724

Diluted	22,397	21,728	22,301	21,724

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Cash Flows
(In thousands of USD, unaudited)

	For the Six Months Ended
	July 3, 2010	June 27, 2009
OPERATING ACTIVITIES:
Net income (loss)	$35,747	$(10,368)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	14,398	15,592
Amortization of intangibles	2,505	2,423
Stock-based compensation	2,780	2,647
Excess tax benefit on stock-based compensation	(688)	—
(Gain) loss on sale of assets	(323)	510
Changes in operating assets and liabilities:
Accounts receivable	(30,785)	(5,878)
Inventories	(9,180)	11,508
Accounts payable	4,936	(1,646)
Accrued expenses (including post-retirement)	(5,354)	(4,908)
Accrued payroll and severance	(1,715)	(4,685)
Accrued taxes	11,439	(7,913)
Prepaid expenses and other	2,376	(1,489)

Net cash provided by (used) in operating activities	26,136	(4,207)

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(7,155)	(11,399)
Purchase of business, net of cash acquired	—	(920)
Proceeds from sale of assets	4,714	71

Net cash used in investing activities	(2,441)	(12,248)

FINANCING ACTIVITIES:
Proceeds from debt	6,845	11,621
Payments of debt	(15,206)	(18,000)
Proceeds from exercise of stock options	7,482	183
Excess tax benefit on stock-based compensation	688	—

Net cash used in financing activities	(191)	(6,196)

Effect of exchange rate changes on cash and cash equivalents	(6,176)	46

Increase (decrease) in cash and cash equivalents	17,328	(22,605)
Cash and cash equivalents at beginning of period	70,354	70,937

Cash and cash equivalents at end of period	$87,682	$48,332

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Littelfuse, Inc. and its subsidiaries (the “company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, and accrued employee-related costs pursuant to contractual obligations, considered necessary for a fair presentation have been included. Operating results for the period ended July 3, 2010 are not necessarily indicative of the results that may be expected for the year ending January 1, 2011. For further information, refer to the company’s consolidated financial statements and the notes thereto incorporated by reference in the company’s Annual Report on Form 10-K/A for the year ended January 2, 2010. The company evaluated subsequent events through the date its financial statements were filed with the Securities and Exchange Commission (“SEC”).
In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that eliminates the qualifying special purpose entity concept, changes the requirements for derecognizing financial assets and requires enhanced disclosures about transfers of financial assets. The guidance also revises earlier guidance for determining whether an entity is a variable interest entity, requires a new approach for determining who should consolidate a variable interest entity, changes when it is necessary to reassess who should consolidate a variable interest entity, and requires enhanced disclosures related to an enterprise’s involvement in variable interest entities. The guidance is effective for the first annual reporting period that begins after November 15, 2009. The company adopted the new accounting guidance on January 3, 2010, which did not have a material impact on its Condensed Consolidated Financial Statements.
2. Inventories
The components of inventories at July 3, 2010 and January 2, 2010 are as follows (in thousands):

	July 3, 2010	January 2, 2010
Raw material	$21,650	$20,065
Work in process	9,345	9,111
Finished goods	29,680	23,391

Total inventories	$60,675	$52,567

3. Investments
Included in the company’s investments are shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company whose shares are traded on the Taiwan Stock Exchange. The Polytronics investment was acquired as part of the Littelfuse GmbH acquisition. The fair value of the Polytronics investment was €9.9 million (approximately $12.3 million) at July 3, 2010 and €8.2 million (approximately $11.7 million) at January 2, 2010, based on the quoted market price at the close of business corresponding to each date. Included in 2010 other comprehensive income (loss) was an unrealized gain of $2.1 million, due to the increase in fair market value for the six months ended July 3, 2010.
The remaining difference in fair value of this investment was due to the impact of changes in exchange rates, which is included as a component of the currency translation adjustments of “Other Comprehensive Income (Loss)”.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. Debt
The carrying amounts of long-term debt at July 3, 2010 and January 2, 2010 are as follows (in thousands):

	July 3, 2010	January 2, 2010
Term loan	$53,000	$57,000
Revolving credit facility	1,888	6,183
Other obligations	—	—

	54,888	63,183

Less: Current portion of long-term debt	9,888	14,183

Total long-term debt	$45,000	$49,000

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
The company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The fair value is based upon either market quotes for actively traded instruments or independent bids for non-exchange traded instruments. The company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions to the hedged risk. On the date the derivative is entered into, the company designates the derivative as a fair value hedge, cash flow hedge or a net investment hedge, and accounts for the derivative in accordance with its designation. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the company discontinues hedge accounting, and any deferred gains or losses are recorded in the respective measurement period. At July 3, 2010, the company does not have any outstanding derivative instruments.
The company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings.
Cash Flow Hedges
A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is designated as a cash flow hedge. The effective portion of the change in the fair value of a derivative that is designated as a cash flow hedge is recorded in “Other Comprehensive Income (Loss).” When the impact of the hedged item is recognized in the income statement, the gain or loss included in other comprehensive income (loss) is reported on the same line in the Consolidated Statements of Income (Loss) as the hedged item. The company’s cash flow hedges expired during the three months ended July 3, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. Financial Instruments and Risk Management, continued
Cash Flow Hedge — Currency Risk Management
In January 2009, the company entered into a series of weekly forward contracts to buy Mexican pesos to manage its exposure to fluctuations in the cost of this currency through December 28, 2009. The company uses Mexican pesos to fund payroll and operating expenses at one of the company’s Mexico manufacturing facilities. The operations of the Mexico facility are accounted for within an entity where the U.S. dollar is the functional currency. In September 2009, the company extended the arrangement through June 28, 2010. Amounts included in other comprehensive income (loss) are reclassified into cost of sales in the period in which the hedged transaction is recognized in earnings. As of July 3, 2010, the company’s peso forward contracts expired.
Fair Value of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the company are as follows (in thousands):

		Fair Value
Description	Balance Sheet Item	July 3, 2010	January 2, 2010
Derivative Assets — Hedges
Cash Flow Hedges	Prepaid expenses and other current assets	$—	$179

Total Derivative Assets		$—	$179

Net Derivative Gain or Loss
The effect of cash flow hedge derivative instruments on the Consolidated Statements of Income (Loss) and Other Comprehensive Income (Loss) is as follows (in thousands):

	Amount of Gain (Loss) Recognized in		Location of Gain	Amount of Gain (Loss) Reclassified
	Other Comprehensive Income (Loss)		(Loss)	from Other Comprehensive Income
	(Effective Portion)		Reclassified from	(Loss) into Income (Loss) (Effective
			Other	Portion)
			Comprehensive
			Income (Loss)
			into Income
			(Loss)
	Six Months Ended		(Effective	Six Months Ended
	July 3, 2010	June 27, 2009	Portion)	July 3, 2010	June 27, 2009
Commodity contracts	$—	$57	Cost of Sales	$—	$(593)
Foreign exchange contracts	92	266	Cost of Sales	(191)	(37)

Total	$92	$323		$(191)	$(630)

Derivative Transactions
At July 3, 2010 and January 2, 2010, accumulated other comprehensive income (loss) included $0.0 million and $0.1 million in unrealized losses, respectively, for derivatives, net of income taxes.

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
The company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 2 or Level 3 during the six months ended July 3, 2010. There were no changes during the six months ended July 3, 2010, to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of July 3, 2010, the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.
The following table presents assets measured at fair value by classification within the fair value hierarchy as of July 3, 2010 (in thousands):

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$12,341	$—	$—	$12,341

Total	$12,341	$	$—	$12,341

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

The company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, current portion of long-term debt, and long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and current portion of long-term debt approximate their fair values. The company’s long-term debt fair value approximates book value at July 3, 2010 and January 2, 2010, respectively, as the long-term debt variable interest rates fluctuate along with market interest rates.
7. Per Share Data
In June 2008, the FASB issued authoritative guidance titled “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data presentation to conform with the guidance provisions. The guidance is effective for fiscal years beginning after December 15, 2008. The company adopted the new guidance on December 28, 2008.
The company’s unvested share-based payment awards, such as certain performance shares, restricted shares and restricted share units that contain non-forfeitable rights to dividends, meet the criteria of a participating security as defined by the guidance. The adoption has changed the methodology of computing the company’s earnings per share to the two-class method from the treasury stock method. This change has not affected previously reported earnings per share, consolidated net earnings or net cash flows from operations. Under the two-class method, earnings are allocated between common stock and participating securities. The guidance provides that the presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities. As such, the company will present basic and diluted earnings per share for its one class of common stock.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Per Share Data, continued
The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	For the three months ended		For the six months ended
	July 3,	June 27,	July 3,	June 27,
(in thousands except per share amounts)	2010	2009	2010	2009

Net income (loss) as reported	$20,278	$(2,584)	$35,747	$(10,368)
Less: Distributed earnings available to participating securities	—	—	—	—
Less: Undistributed earnings available to participating securities	(206)	15	(365)	62

Numerator for basic earnings (loss) per share —
Undistributed and distributed earnings available to common shareholders	$20,072	$(2,569)	$35,382	$(10,306)
Add: Undistributed earnings allocated to participating securities	206	(15)	365	(62)
Less: Undistributed earnings reallocated to participating securities	(206)	15	(365)	62

Numerator for diluted earnings (loss) per share —
Undistributed and distributed earnings available to common shareholders	$20,072	$(2,569)	$35,382	$(10,306)

Denominator for basic earnings (loss) per share —
Weighted-average shares	22,019	21,728	21,933	21,724
Effect of dilutive securities:
Common stock equivalents	378	—	368	—
Denominator for diluted earnings (loss) per share —
Adjusted for weighted-average shares & assumed conversions	22,397	21,728	22,301	21,724

Basic earnings (loss) per share	$0.91	$(0.12)	$1.61	$(0.48)

Diluted earnings (loss) per share	$0.90	$(0.12)	$1.59	$(0.48)

8. Restructuring
During 2006, the company announced the closing of its Ireland facility, resulting in restructuring charges of $17.1 million consisting of $20.0 million of accrued severance less a statutory rebate of $2.9 million recorded as a current asset, which were recorded as part of cost of sales. This restructuring, which impacted approximately 131 associates, is part of the company’s strategy to expand operations in Asia-Pacific region in order to be closer to current and potential customers and take advantage of lower manufacturing costs. The restructuring charges were based upon each associate’s salary and length of service with the company. The additions in 2009 and 2010 primarily relate to retention costs that were incurred during the transition period. These costs will be paid through 2011. All charges related to the closure of the Ireland facility were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred is $26.1 million. The company has incurred $26.1 million through July 3, 2010. A summary of activity of this liability is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Restructuring, continued

Ireland restructuring (in thousands)
Balance at December 27, 2008	$1,651
Additions	11
Payments	(1,454)
Exchange rate impact	(25)

Balance at January 2, 2010	183
Additions	7
Payments	—
Exchange rate impact	(10)

Balance at April 3, 2010	180
Additions	—
Payments	—
Exchange rate impact	(14)

Balance at July 3, 2010	$166

During December 2006, the company announced the closure of its Irving, Texas, facility and the transfer of its semiconductor wafer manufacturing from Irving, Texas, to Wuxi, China, in a phased transition from 2007 to 2010. A liability of $1.9 million was recorded related to redundancy costs for the manufacturing operation associated with this downsizing. This charge was recorded as part of cost of sales and included in “Other Operating Income (Loss)” for business unit segment reporting purposes. The additions in 2009 and 2010 primarily relate to retention costs that were incurred during the transition period. This restructuring impacted approximately 180 associates in various production and support related roles and will be paid over the period 2007 to 2010. The total cost expected to be incurred is $8.7 million. The company has incurred $8.5 million through July 3, 2010. A summary of activity of this liability is as follows:

Irving, Texas restructuring (in thousands)
Balance at December 27, 2008	$4,550
Additions	2,363
Payments	(3,146)

Balance at January 2, 2010	3,767
Additions	451
Payments	(399)

Balance at April 3, 2010	3,819
Additions	208
Payments	(2,077)

Balance at July 3, 2010	$1,950

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
During December 2008, the company announced a reduction in workforce at its Des Plaines, Illinois, corporate headquarters in a phased transition from 2008 to 2010. A liability of $0.9 million was recorded associated with this

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Restructuring, continued
downsizing. Manufacturing related charges of $0.3 million were recorded as part of cost of sales and non- manufacturing related charges of $0.6 million were recorded as part of selling, general and administrative expenses. All charges related to this downsizing were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. During 2009, an additional $1.1 million liability was recorded related to severance and retention costs at the Des Plaines facility. The remaining additions in 2009 and 2010 primarily relate to retention costs that will be incurred over the remaining closure period. This restructuring impacted 39 associates in various production and support related roles and the costs relating to the restructuring was paid in 2009 and 2010.
The total cost expected to be incurred for both the Des Plaines and Elk Grove, Illinois, related restructuring programs is $10.2 million. The company has incurred $10.2 million through July 3, 2010. A summary of activity of this liability is as follows:

Des Plaines and Elk Grove, Illinois restructuring (in thousands)
Balance at December 27, 2008	$5,058
Additions	1,614
Payments	(5,847)

Balance at January 2, 2010	825
Additions	96
Payments	(149)

Balance at April 3, 2010	772
Additions	—
Payments	(36)

Balance at July 3, 2010	$736

During March 2008, the company announced the closure of its Matamoros, Mexico, facility and the transfer of its semiconductor assembly and test operation from Matamoros, Mexico, to its Wuxi, China, facility and various subcontractors in the Asia-Pacific region in a phased transition over two years. A total liability of $4.4 million was recorded related to redundancy costs for the manufacturing operations associated with this downsizing. This charge was recorded as part of cost of sales and included in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred is $5.1 million. The total cost incurred through 2010 was $5.1 million with no further costs expected. The additions in 2009 and 2010 primarily relate to retention costs that were incurred during the transition period. This restructuring impacted approximately 950 associates in various production and support related roles and has been fully paid as of July 3, 2010.
A summary of activity of this liability is as follows:

Matamoros restructuring (in thousands)
Balance at December 27, 2008	$3,111
Additions	404
Payments	(1,749)
Exchange rate impact	(25)

Balance at January 2, 2010	1,741
Additions	70
Payments	(237)
Exchange rate impact	104

Balance at April 3, 2010	1,678
Additions	66
Payments	(1,656)
Exchange rate impact	(88)

Balance at July 3, 2010	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Restructuring, continued
During September 2008, the company announced the closure of its Swindon, U.K., facility, resulting in restructuring charges of $0.8 million, consisting of $0.3 million that was recorded as part of cost of sales and $0.5 million that was recorded as part of research and development expenses. These charges were primarily for redundancy costs and will be paid through 2010. This restructuring impacted 10 associates. Restructuring charges are based upon each associate’s current salary and length of service with the company. All charges related to the closure of the Swindon facility were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred through 2010 is $1.3 million. The company has incurred $1.3 million through July 3, 2010.
A summary of activity of this liability is as follows:

Swindon, U.K. restructuring (in thousands)
Balance at December 27, 2008	$834
Additions	299
Payments	(1,048)

Balance at January 2, 2010	85
Additions	—
Payments	(5)

Balance at April 3, 2010	80
Additions	—
Payments	(49)

Balance at July 3, 2010	$31

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
The total cost related to the European restructuring program expected to be incurred through fiscal year 2010 is $5.5 million. The company has incurred $5.5 million in costs, including asset impairment charges, through July 3, 2010. A summary of the activity of this liability is as follows:

European restructuring (in thousands)
Balance at December 27, 2008	$—
Additions	5,453
Payments	(686)
Exchange rate impact	87

Balance at January 2, 2010	4,854
Additions	60
Payments	(2,150)
Exchange rate impact	(56)

Balance at April 3, 2010	2,708
Additions	33
Payments	(817)
Exchange rate impact	(212)

Balance at July 3, 2010	$1,712

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Restructuring, continued
During May 2009, the company also announced a restructuring of its Asian operations. The restructuring includes closure of a manufacturing facility in Taiwan and a consolidation of its Asian sales offices. The closure of the Taiwan facility and Asian sales offices will impact approximately 184 employees. The announced restructuring for all of the locations is expected to be completed by the first quarter of 2011. The charge recorded for this restructuring totaled $0.9 million and was related to severance and retention costs with $0.4 million and $0.5 million included within cost of sales and selling, general and administrative expenses, respectively. All charges related to the closure and the consolidation of the Asian facilities were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The remaining additions in 2009 and 2010 primarily relate to retention costs that were incurred during the transition period. The total cost expected to be incurred through 2011 is $1.5 million. The company has incurred $1.5 million through July 3, 2010 related to the Asian restructuring program. A summary of activity of this liability is as follows:

Asian restructuring (in thousands)
Balance at December 27, 2008	$—
Additions	1,456
Payments	(291)
Exchange rate impact	38

Balance at January 2, 2010	1,203
Additions	18
Payments	(59)
Exchange rate impact	15

Balance at April 3, 2010	1,177
Additions	18
Payments	(115)
Exchange rate impact	(32)

Balance at July 3, 2010	$1,048

9. Income Taxes
The effective tax rate for the second quarter of 2010 was 29.0% compared to an effective tax rate benefit of 33.0% in the second quarter of 2009. The current quarter effective tax rate was positively impacted by the mix of income earned in lower tax jurisdictions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Pensions
The components of net periodic benefit cost for the three and six months ended July 3, 2010, compared with the three and six months ended June 27, 2009, were (in thousands):

	U.S. Pension Benefits				Foreign Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Service cost	$125	$125	$250	$757	$109	$133	$218	$266
Interest cost	971	987	1,963	2,065	196	230	392	460
Expected return on plan	(1,259)	(1,068)	(2,509)	(2,181)	(4)	(17)	(8)	(34)
Amortization of prior service cost	—	—	—	2	(1)	(3)	(1)	(6)
Amortization of net (gain) loss	—	—	—	30	(1)	2	(2)	4

Total cost of the plan	(163)	44	(296)	673	299	345	599	690
ASC 715 event(s)	—	73	—	73	—	—	—	—
Expected plan participants’ contribution	—	—	—	—	—	—	—	—

Net periodic (benefit) cost	$(163)	$117	$(296)	$746	$299	$345	$599	$690

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
The company and its subsidiaries design, manufacture and sell circuit protection devices throughout the world. The company reports its operations by the following business unit segments: Electronics, Automotive, and Electrical. Each operating segment is directly responsible for sales, marketing and research and development. Manufacturing, purchasing, logistics, customer service, finance, information technology and human resources are shared functions that are allocated back to the three operating segments. The CEO allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes, but does not evaluate the operating segments using discrete asset information.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11.Business Unit Segment Information, continued
Business unit segment information for the three and six months ended July 3, 2010 and June 27, 2009 are summarized as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net sales
Electronics	$103,577	$61,513	$192,305	$112,744
Automotive	32,081	23,189	66,811	41,641
Electrical	21,850	16,694	42,794	31,414

Total net sales	$157,508	$101,396	$301,910	$185,799

Operating income (loss)
Electronics	$18,373	$(1,640)	$31,338	$(9,506)
Automotive	2,882	914	5,897	(3,585)
Electrical	6,252	4,180	11,915	6,445
Other*	—	(6,910)	—	(6,910)

Total operating income (loss)	27,507	(3,456)	49,150	(13,556)
Interest expense	356	637	783	1,307
Other (income) expense, net	(1,409)	(237)	(1,299)	(1,116)

Income (loss) before income taxes	$28,560	$(3,856)	$49,666	$(13,747)

*	Included in “Other” operating income (loss) for 2009 are severance and asset impairment charges related to restructuring activities in the U.S., Europe and Asia-Pacific locations.
The company’s net sales by geographical area for the three and six months ended July 3, 2010 and June 27, 2009 are summarized as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2009	June 27, 2009
Net sales
Americas	$57,978	$36,858	$111,255	$73,681
Europe	29,224	19,697	59,011	37,347
Asia-Pacific	70,306	44,841	131,644	74,771

Total net sales	$157,508	$101,396	$301,910	$185,799

The company’s long-lived assets (net property, plant and equipment) by geographical area as of July 3, 2010 and January 2, 2010 are summarized as follows (in thousands):

	July 3, 2010	January 2, 2010
Long-lived assets
Americas	$53,160	$58,833
Europe	5,857	11,101
Asia-Pacific	64,729	68,218

Consolidated total	$123,746	$138,152

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12. Comprehensive Income (Loss)
The following table sets forth the computation of comprehensive income (loss) for the three and six months ended July 3, 2010 and June 27, 2009, respectively (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net income (loss)	$20,278	$(2,584)	$35,747	$(10,368)
Other comprehensive income (loss):
Currency translation adjustments	(11,595)	5,750	(11,220)	916
Minimum pension liability adjustment, net of income taxes ($3,985) in 2009	—	6,485	—	6,485
Unrealized gain on available-for-sale securities, net of $0 income taxes	1,590	821	2,096	2,006
Gain on derivatives, net of income taxes	167	694	92	632

Comprehensive income (loss)	$10,440	$11,166	$26,715	$(329)

13. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	July 3, 2010	January 2, 2010
Minimum pension liability adjustment*	$(3,831)	$(3,831)
Unrealized gain on available-for-sale securities**	10,744	8,648
Loss on derivative instruments***	—	(92)
Foreign currency translation adjustment	2,782	14,002

Total	$9,695	$18,727

*	net of tax of $1,768 for 2010 and 2009, respectively.

**	net of tax of $0 and $0 for 2010 and 2009, respectively.

***	net of tax of $0 and $191 for 2010 and 2009, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Littelfuse, Inc. and its subsidiaries (the “company”) design, manufacture, and sell circuit protection devices for use in the electronics, automotive and electrical markets throughout the world. The following table is a summary of the company’s operating segments’ net sales by business unit and geography:
Net Sales by Business Unit and Geography (in millions, unaudited)

	Second Quarter			Year-to-Date
	2010	2009	%Change	2010	2009	%Change
Business Unit
Electronics	$103.6	$61.5	68%	$192.3	$112.8	70%
Automotive	32.1	23.2	38%	66.8	41.6	61%
Electrical	21.8	16.7	31%	42.8	31.4	36%

Total	$157.5	$101.4	55%	$301.9	$185.8	62%

	Second Quarter			Year-to-Date
	2010	2009	%Change	2010	2009	%Change
Geography*
Americas	$58.0	$36.9	57%	$111.3	$73.7	51%
Europe	29.2	19.7	48%	59.0	37.3	58%
Asia-Pacific	70.3	44.8	57%	131.6	74.8	76%

Total	$157.5	$101.4	55%	$301.9	$185.8	62%

*	Sales by geography represent sales to customer or distributor locations.
Results of Operations — Second Quarter, 2010
Net sales increased $56.1 million or 55% to $157.5 million in the second quarter of 2010 compared to $101.4 million in the second quarter of 2009 reflecting significantly higher demand across all business units and geographies. Sales levels were negatively impacted in the second quarter of 2009 due to the sharp downturn in the global economy and credit crisis. The company experienced $0.2 million in unfavorable foreign currency effects in the second quarter of 2010 as compared to the second quarter of 2009. This unfavorable impact primarily resulted from sales denominated in euros which were partially offset by favorable impacts from sales denominated in Canadian dollars, Japanese yen and Korean won.
Electronics sales increased $42.1 million or 68% to $103.6 million in the second quarter of 2010 compared to $61.5 million in the second quarter of 2009 reflecting continued strong demand and distributor inventory replenishment in all three geographic regions. During the second quarter of 2009, many customers in Asia, particularly contract manufacturers and original design manufacturers, had extended plant shutdowns while electronics distributors tightly managed inventories in response to weak demand and the uncertain outlook. The electronics segment also experienced $0.4 million in unfavorable foreign currency effects in the second quarter of 2010 as compared to the second quarter of 2009. This decrease resulted primarily from sales denominated in euros.
Automotive sales increased $8.9 million or 38% to $32.1 million in the second quarter of 2010 compared to $23.2 million in the second quarter of 2009 primarily due to improved demand in the passenger car markets in all geographic regions. In 2009, weakness in the Europe and Americas passenger car markets resulted in sharp declines in global car production. Many automotive original equipment manufacturers took extended plant shutdowns in response to weak demand and the uncertain economic outlook. The automotive segment also experienced $0.9 million in unfavorable foreign currency effects in the second quarter of 2010 as compared to the second quarter of 2009. This decrease resulted primarily from sales denominated in euros.
Electrical sales increased $5.1 million or 31% to $21.8 million in the second quarter of 2010 compared to $16.7 million in the second quarter of 2009 primarily due to continued strong growth for protection relays and steady improvement in power fuse demand. The electrical segment also experienced $1.1 million in favorable foreign currency effects in the second quarter of 2010 as compared to the second quarter of 2009. This increase resulted primarily from sales denominated in Canadian dollars. Revenues are also slightly impacted due to seasonal factors related to end user demand.
On a geographic basis, sales in the Americas increased $21.1 million or 57% to $58.0 million in the second quarter of 2010 compared to $36.9 million in the second quarter of 2009, due to increased sales in all three of the company’s business segments. The Americas region also experienced $1.2 million in favorable foreign currency effects in the second quarter of 2010 as compared to the second quarter of 2009. This increase resulted primarily from sales denominated in Canadian dollars.
Europe sales increased $9.5 million or 48% to $29.2 million in the second quarter of 2010 compared to $19.7 million in the second quarter of 2009 mainly due to increased automotive and electronics sales. The Europe region also experienced $2.1 million in unfavorable foreign currency effects in the second quarter of 2010 as compared to the second quarter of 2009.
Asia-Pacific sales increased $25.5 million or 57% to $70.3 million in the second quarter of 2010 compared to $44.8 million in the second quarter of 2009 primarily due to continued strong demand for consumer electronic products and restocking by distributors. The second quarter of 2009 reflected weak demand for consumer electronics and inventory reductions by distributors. The Asia-Pacific region also experienced $0.8 million in favorable foreign currency effects in the second quarter of 2010 as compared to the second quarter of 2009. This increase primarily resulted from sales denominated in Korean won and Japanese yen.
Gross profit was $59.4 million or 38% of net sales for the second quarter of 2010 compared to $25.4 million or 25% of net sales in the same quarter last year. The 2009 second quarter gross profit was negatively impacted by severance and asset impairment charges for the U.S., Germany and Asia-Pacific locations. The improvement in gross margin was attributable to improved operating leverage resulting from higher production volumes in the second quarter of 2010 as well as cost reductions related to manufacturing transfers.
Total operating expense was $31.9 million or 20% of net sales for the second quarter of 2010 compared to $28.9 million or 28% of net sales for the same quarter in 2009. The increase in operating expense primarily reflects the increased cost of company incentive programs driven by significantly improved financial performance in the first half of 2010 and higher transportation costs driven by increased sales volumes. The impact of cost reduction plans initiated in 2009 continued to reflect in improved operating efficiencies across the company.
Operating income for the second quarter of 2010 was approximately $27.5 million compared to operating loss of $3.5 million for the same quarter in 2009. Operating income for the second quarter of 2009 was negatively impacted by $6.9 million in severance and asset impairment charges for the U.S., Germany and Asia-Pacific locations.
Interest expense was $0.4 million in the second quarter of 2010 compared to $0.6 million for the second quarter of 2009. Interest expense decreased in the second quarter of 2010 compared to the same quarter last year due to lower amounts of outstanding debt (primarily the Term Loan) in the second quarter of 2010. Other (income) expense, net, consisting of interest income, royalties, non-operating income and foreign currency items was $1.4 million of income for the second quarter of 2010 compared to $0.2 million of income in the second quarter of 2009. The results for 2010 and 2009 were primarily due to the impact from foreign exchange revaluation.
Income before income taxes was $28.6 million for the second quarter of 2010 compared to a loss before income taxes of $3.9 million for the second quarter of 2009. Income tax expense was $8.3 million with an effective tax rate of 29.0% for the second quarter of 2010 compared to income tax benefit of $1.3 million with an effective tax rate of 33.0% in the second quarter of 2009. The change in effective tax rate is due to the mix of income (loss) by jurisdiction.
Net income for the second quarter of 2010 was $20.3 million or $0.90 per diluted share compared to net loss of $2.6 million or $0.12 per diluted share for the same quarter of 2009.
Results of Operations — Six Months, 2010
Net sales increased $116.1 million or 62% to $301.9 million for the first six months of 2010 compared to $185.8 million in the prior year reflecting significantly higher demand across all business units and geographies. Sales levels were negatively impacted in the first half of 2009 due to the sharp downturn in the global economy and the lingering effects of the ongoing credit crisis. The company also experienced $3.9 million in favorable foreign currency effects in the first six months of 2010 as compared to the prior year. This favorable impact primarily resulted from sales denominated in Canadian dollars and Korean won.
Electronics sales increased $79.5 million or 70% to $192.3 million in the first six months of 2010 compared to $112.8 million in the first six months of 2009 reflecting stronger demand and inventory replenishment in all three geographic regions. During the first half of 2009, many customers in Asia, particularly contract manufacturers and original design manufacturers, had extended plant shutdowns while electronics distributors tightly managed inventories in response to weak demand and the uncertain outlook. The electronics segment also experienced $0.8 million in favorable foreign currency effects in the first six months of 2010 as compared to the first six months of 2009. This increase primarily resulted from sales denominated in Korean won and Japanese yen.
Automotive sales increased $25.2 million or 61% to $66.8 million in the first six months of 2010 compared to $41.6 million in the first six months of 2009 primarily due to improved demand in the passenger car markets in all geographic regions. In 2009, weakness in the Europe and Americas passenger car markets resulted in sharp declines in global car production. Many automotive original equipment manufacturers took extended plant shutdowns in response to weak demand and the uncertain economic outlook. The automotive segment also experienced $0.4 million in favorable foreign currency effects in the first six months of 2010 as compared to the first six months of 2009. This increase primarily resulted from sales denominated in Korean won.
Electrical sales increased $11.4 million or 36% to $42.8 million in the first six months of 2010 compared to $31.4 million in the first six months of 2009 primarily due to continued strong growth for protection relays and steady improvement in power fuse demand. The electrical segment also experienced $2.7 million in favorable foreign currency effects in the first six months of 2010 as compared to the first six months of 2009. This increase primarily resulted from sales in Canadian dollars.
On a geographic basis, sales in the Americas increased $37.6 million or 51% to $111.3 million in the first six months of 2010 compared to $73.7 million in the first six months of 2009, due to increased sales in all three of the company’s business units. The Americas region also experienced $2.8 million in favorable foreign currency effects in the first six months of 2010 as compared to the first six months of 2009. This increase resulted primarily from sales denominated in Canadian dollars.
Europe sales increased $21.7 million or 58% to $59.0 million in the first six months of 2010 compared to $37.3 million in the first six months of 2009 mainly due to increased automotive and electronics sales. The Europe region also experienced $0.7 million in unfavorable foreign currency effects in the first six months of 2010 as compared to the first six months of 2009. This decrease primarily resulted from sales denominated in euros.
Asia-Pacific sales increased $56.8 million or 76% to $131.6 million in the first six months of 2010 compared to $74.8 million in the first six months of 2009 primarily due to continued strong demand for consumer electronic products and restocking by distributors. The first six months of 2009 reflected weak demand for consumer electronics and inventory reductions by distributors. The Asia-Pacific region also experienced $1.9 million in favorable foreign currency effects in the first six months of 2010 as compared to the first six months of 2009. This increase primarily resulted from sales denominated in Korean won.
Gross profit was $112.7 million or 37% of net sales for the first six months of 2010 compared to $43.7 million or 24% of net sales in the first six months of last year. Additionally, for the first six months of 2009, gross profit was negatively impacted by severance and asset impairment charges for the U.S., Germany and Asia-Pacific locations. The improvement in gross margin was attributable to improved operating leverage resulting from higher production volumes in the first six months of 2010 as well as cost reductions related to manufacturing transfers.
Total operating expense was $63.5 million or 21% of net sales for the first six months of 2010 compared to $57.2 million or 31% of net sales for the first six months in 2009. The increase in operating expense primarily reflects the increased cost of company incentive programs driven by significantly improved financial performance in 2010 and higher transportation costs driven by increased sales volumes. The impact of cost reduction plans initiated in 2009 continue to reflect in improved operating efficiencies across the company.
Operating income for the first six months of 2010 was approximately $49.2 million compared to operating loss of $13.6 million for the first six months in 2009. Operating income for the first six months of 2009 was negatively impacted by $6.9 million in severance and asset impairment charges for the U.S., Germany and Asia-Pacific locations.
Interest expense was $0.8 million in the first six months of 2010 compared to $1.3 million for the first six months of 2009. Interest expense decreased in the first six months of 2010 compared to the same period last year due to lower amounts of outstanding debt (primarily the Term Loan) in the first six months of 2010. Other expense (income), net, consisting of interest income, royalties, non-operating income and foreign currency items was $1.3 million of income for the first six months of 2010 compared to $1.1 million of income in the first six months of 2009. The results for 2010 and 2009 were primarily due to the impact from foreign exchange revaluation.
Income before income taxes was $49.7 million for the six months of 2010 compared to a loss before income taxes of $13.7 million for the first six months of 2009. Income tax expense was $13.9 million with an effective tax rate of 28.0% for the first six months of 2010 compared to income tax benefit of $3.4 million with an effective tax rate of 24.6% in the first six months of 2009. The change in effective tax rate is due to the mix of income (loss) by jurisdiction.
Net income for the first six months of 2010 was $35.7 million or $1.59 per diluted share compared to net loss of $10.4 million or $0.48 per diluted share for the first six months of 2009.
Liquidity and Capital Resources
The company historically has financed capital expenditures through cash flows from operations. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the company’s operations and its debt obligations for the foreseeable future.
Term Loan
On September 29, 2008, the company entered into a Loan Agreement with various lenders that provides the company with a five-year term loan facility of up to $80.0 million for the purposes of (i) refinancing certain existing indebtedness; (ii) funding working capital needs; and (iii) funding capital expenditures and other lawful corporate purposes, including permitted acquisitions. The Loan Agreement also contains an expansion feature, pursuant to which the company may from time to time request incremental loans in an aggregate principal amount not to exceed $40.0 million. The company had $53.0 million outstanding at July 3, 2010.
The Loan Agreement requires the company to meet certain financial tests, including a consolidated leverage ratio and a consolidated interest coverage ratio. The Loan Agreement also contains additional affirmative and negative covenants which, among other things, impose certain limitations on the company’s ability to merge with other companies, create liens on its property, incur additional indebtedness, enter into transactions with affiliates except on an arm’s length basis, dispose of property, or issue dividends or make distributions. At July 3, 2010, the company was in compliance with all covenants.
Revolving Credit Facilities
On January 28, 2009, the company entered into an unsecured financing arrangement with a foreign bank that provided a CAD 10.0 million (equivalent to approximately $9.4 million at July 3, 2010) revolving credit facility, for capital expenditures and general working capital, which expires on July 21, 2011. This facility consists of prime-based loans and overdrafts, banker’s acceptances and U.S. base rate loans and overdrafts. At July 3, 2010, the company had approximately CAD 2.0 million (equivalent to $1.9 million at July 3, 2010) outstanding under the revolving credit facility and CAD 8.0 million (equivalent to approximately $7.5 million at July 3, 2010) available under the revolving credit facility at an interest rate of banker’s acceptance rate plus 1.62% (2.32% as of July 3, 2010).
This arrangement contains covenants that, among other matters, impose limitations on future mergers, sales of assets, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At July 3, 2010, the company was in compliance with all covenants.

The company also has an unsecured domestic financing arrangement, which expires on July 21, 2011, consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential to increase up to $125.0 million upon request of the company and agreement with the lenders. At July 3, 2010, the company had available $75.0 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 0.500% (0.85% as of July 3, 2010).
The domestic bank financing arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At July 3, 2010, the company was in compliance with all covenants.
The company also had $2.3 million outstanding in letters of credit at July 3, 2010. No amounts were drawn under these letters of credit at July 3, 2010.
Other Obligations
The company started 2010 with $70.4 million of cash and cash equivalents. Net cash provided by operating activities was approximately $26.1 million for the first six months of 2010 reflecting $35.7 million in net income and $18.7 million in non-cash adjustments (primarily $16.9 million in depreciation and amortization and $2.8 million in stock-based compensation) offset by $28.3 million in net changes to various operating assets and liabilities. Changes in various operating assets and liabilities (including short-term and long-term items) that impacted cash flows negatively for the first six months of 2010 consisted of net increases in accounts receivables ($30.8 million) and inventory ($9.2 million), decreases in accrued expenses (including post retirement) ($5.4 million), and accrued payroll and severance ($1.7 million). Changes that had a positive impact on cash flows were increases in accounts payable ($4.9 million), accrued income taxes ($11.4 million) and prepaid expenses and other ($2.4 million). The company also made a $6.0 million contribution to its domestic pension plan during the first six months of 2010.
Net cash used in investing activities was approximately $2.4 million and included $4.7 million in proceeds from the sale of assets offset by $7.2 million in capital spending. The majority of the assets sales in the first six months of 2010 resulted from the sale of the company’s land and building at its Utrecht, Netherlands location.
Net cash used in financing activities was approximately $0.2 million and included net payments of debt of $8.4 million offset by proceeds from the exercise of stock options including tax benefits of $8.2 million. The effects of exchange rate changes decreased cash and cash equivalents by approximately $6.2 million primarily as a result of cash balances held in euros and the impact of the euro weakening against the dollar in 2010. The net cash provided by operating activities combined with the effects of exchange rate changes less net cash used in investing and financing activities resulted in a $17.3 million increase in cash, which left the company with a cash and cash equivalents balance of approximately $87.7 million at July 3, 2010.
The ratio of current assets to current liabilities was 3.4 to 1 at the end of the second quarter of 2010 compared to 3.2 to 1 at year-end 2009 and 3.1 to 1 at the end of the second quarter of 2009. Days sales outstanding in accounts receivable was approximately 62 days at the end of the second quarter of 2010 as well as the second quarter of 2009, compared to 61 days at year-end 2009. Days inventory outstanding was approximately 56 days at the end of the second quarter of 2010 compared to 62 days at the year-end 2009 and 66 days at end of the second quarter of 2009.
Outlook
The company’s markets showed significant improvement in the first six months of 2010 over the first six months of 2009. Sequential improvement also continued over the first six months of 2010. The electronic segment continues to improve reflecting continued growth of the company’s Asian market as well as economic recovery in North America and Europe. Automotive revenue has recovered substantially, and while the company expects further growth in Asia, the North American and European markets are much less robust. In the electrical segment, the protection relay business, which was acquired in 2008, continues to grow driven primarily by strength in the mining sector. The electrical fuse business is showing some improvement due to recovery in the industrial markets, however, the portion of this business going into commercial construction remains depressed.

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
The overall improvement in the global economy also has caused increases to our commodity and transportation costs. The company anticipates these costs will have some effect on the manufacturing and operating results, but should be more than offset by the aforementioned efficiency improvements.
The company continues to invest in plant and infrastructure to further improve operating efficiency and increase capacity. Capital spending for 2010 is expected to be approximately $20 million.
Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).
The statements in this section and the other sections of this report that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of the PSLRA. These statements may involve risks and uncertainties, including, but not limited to, risks relating to product demand and market acceptance, economic conditions, the impact of competitive products and pricing, product quality problems or product recalls, capacity and supply difficulties or constraints, coal mining exposures reserves, failure of an indemnification for environmental liability, exchange rate fluctuations, commodity price fluctuations, the effect of the company’s accounting policies, labor disputes, restructuring costs in excess of expectations, pension plan asset returns less than assumed, integration of acquisitions and other risks which may be detailed in the company’s other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the company’s Annual Report on Form 10-K/A for the year ended January 2, 2010. For a further discussion of the risk factors of the company, please see Item 1A. “Risk Factors” to the company’s Annual Report on Form 10-K/A for the year ended January 2, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The company is exposed to market risk from changes in interest rates, foreign exchange rates and commodities.
Interest Rates
The company had $1.9 million in debt outstanding under revolving credit facilities at July 3, 2010, at variable rates. While 100% of this debt has variable interest rates, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.
Foreign Exchange Rates
The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in Mexico, Canada, Germany, China, Taiwan and the Philippines. During the first six months of 2010, sales to customers outside the U.S. were 69.5% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan or Taiwanese dollars.
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
Commodities
The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper and zinc, where at current prices and volumes, a 10% price change would affect pre-tax profit by approximately $2.6 million for copper and $0.9 million for zinc.
The cost of oil has increased during the first six months of 2010. There is a risk that a return to high prices for oil and electricity during the remainder of 2010 could have an impact on the company’s transportation and utility expenses.
The cost of raw silicon has increased during the first six months of 2010, and further increases are expected in the second half of 2010. This is expected to add to the cost of the company’s semiconductor products over the next six months. However, the company believes these cost increases should be more than offset by savings from the consolidation of the company’s semiconductor manufacturing facilities.
Item 4. Controls and Procedures.
As of July 3, 2010, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the company and its consolidated subsidiaries has been made known to them by the employees of the company and its consolidated subsidiaries during the period preceding the filing of this Quarterly Report on Form 10-Q. There were no significant changes in the company’s internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the company’s internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the company’s Chief Executive Officer and Chief Financial Officer.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
A detailed description of risks that could have a negative impact on our business, revenues and performance results can be found under the caption “Risk Factors” in our most recent Form 10-K/A, filed on July 23, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2010 to April 30, 2011. The company did not repurchase any shares of its common stock during the first six months of fiscal 2010, and 1,000,000 shares may yet be purchased under the program as of July 3, 2010. The company withheld 7,251 shares of stock in lieu of withholding taxes on behalf of employees who became vested in restricted stock option grants during the first six months of 2010.
Item 6. Exhibits.

Exhibit	Description
10.1	Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 10.1 to the company’s Current Report on form 8-K dated April 30, 2010).

31.1	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.
Date: August 5, 2010	By	/s/ Philip G. Franklin
Philip G. Franklin
Vice President, Operations Support, Chief Financial Officer and Treasurer (As duly authorized officer and as the principal financial and accounting officer)