Form 10-Q
period 2010-10-02
LITTELFUSE INC /DE
filed 2010-11-04
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 22, 2010, 22,224,692 shares of common stock, $.01 par value, of the registrant were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
LITTELFUSE, INC.
Condensed Consolidated Balance Sheets
(In thousands of USD, except share amounts)

	October 2, 2010	January 2, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,927	$70,354
Accounts receivable, less allowances	107,906	79,521
Inventories	66,030	52,567
Deferred income taxes	13,115	13,804
Prepaid expenses and other current assets	11,981	18,196
Assets held for sale	6,535	9,573

Total current assets	324,494	244,015
Property, plant and equipment:
Land	5,170	7,028
Buildings	51,160	55,466
Equipment	260,667	280,928

	316,997	343,422
Accumulated depreciation	(192,983)	(207,500)

Net property, plant and equipment	124,014	135,922
Intangible assets, net of amortization:
Patents, licenses and software	11,384	12,451
Distribution network	9,123	10,837
Customer lists, trademarks and tradenames	12,820	13,363
Goodwill	94,707	94,986

	128,034	131,637
Investments	12,038	11,742
Deferred income taxes	9,066	8,460
Other assets	1,452	1,351

Total assets	$599,098	$533,127

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,140	$23,646
Accrued payroll	21,248	13,291
Accrued expenses	9,999	8,561
Accrued severance	3,553	11,418
Accrued income taxes	22,351	4,525
Current portion of long-term debt	14,500	14,183

Total current liabilities	98,791	75,624
Long-term debt, less current portion	43,000	49,000
Accrued severance	466	421
Accrued post-retirement benefits	11,823	18,271
Other long-term liabilities	10,960	11,212
Total equity	434,058	378,599

Total liabilities and equity	$599,098	$533,127

Common shares issued and outstanding of 21,633,026 and 21,792,241, at October 2, 2010 and January 2, 2010, respectively.

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Income (Loss)
(In thousands of USD, except per share data, unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Net sales	$163,465	$116,420	$465,375	$302,219

Cost of sales	96,212	79,804	285,459	221,915

Gross profit	67,253	36,616	179,916	80,304

Selling, general and administrative expenses	27,553	21,174	80,208	66,462
Research and development expenses	4,345	4,222	12,698	13,755
Amortization of intangibles	1,247	1,209	3,752	3,632

	33,145	26,605	96,658	83,849

Operating income (loss)	34,108	10,011	83,258	(3,545)

Interest expense	313	537	1,096	1,844
Other (income) expense, net	(29)	648	(1,328)	(468)

Income (loss) before income taxes	33,824	8,826	83,490	(4,921)

Income taxes	10,486	768	24,405	(2,611)

Net income (loss)	$23,338	$8,058	$59,085	$(2,310)

Net income (loss) per share (see note 7):
Basic	$1.06	$0.37	$2.68	$(0.11)

Diluted	$1.04	$0.37	$2.64	$(0.11)

Weighted average shares and equivalent shares outstanding:
Basic	21,968	21,750	21,945	21,733

Diluted	22,344	21,882	22,316	21,733

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Cash Flows
(In thousands of USD, unaudited)

	For the Nine Months Ended
	October 2,	September 26,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$59,085	$(2,310)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	20,706	23,618
Amortization of intangibles	3,752	3,632
Impairment of assets	2,988	829
Stock-based compensation	4,043	4,297
Excess tax benefit on stock-based compensation	(947)	—
(Gain) loss on sale of property, plant and equipment	(334)	494
Loss on sale of investment	—	68
Changes in operating assets and liabilities:
Accounts receivable	(28,603)	(15,984)
Inventories	(12,859)	13,826
Accounts payable	3,015	86
Accrued expenses (including post-retirement)	(4,866)	(12,799)
Accrued payroll and severance	300	(4,456)
Accrued taxes	19,919	(9,582)
Prepaid expenses and other	8,732	(975)

Net cash provided by operating activities	74,931	744

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(15,740)	(13,362)
Purchase of business, net of cash acquired	—	(920)
Proceeds from sale of investment	—	133
Proceeds from sale of assets	4,748	72

Net cash used in investing activities	(10,992)	(14,077)

FINANCING ACTIVITIES:
Proceeds from debt	13,345	20,488
Payments of debt	(19,124)	(23,000)
Purchases of common stock	(22,287)	—
Proceeds from exercise of stock options	11,734	773
Excess tax benefit on stock-based compensation	947	—

Net cash used in financing activities	(15,385)	(1,739)

Effect of exchange rate changes on cash and cash equivalents	19	1,524

Increase (decrease) in cash and cash equivalents	48,573	(13,548)
Cash and cash equivalents at beginning of period	70,354	70,937

Cash and cash equivalents at end of period	$118,927	$57,389

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Littelfuse, Inc. and its subsidiaries (the “company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, and accrued employee-related costs pursuant to contractual obligations, considered necessary for a fair presentation have been included. Operating results for the period ended October 2, 2010 are not necessarily indicative of the results that may be expected for the year ending January 1, 2011. For further information, refer to the company’s consolidated financial statements and the notes thereto incorporated by reference in the company’s Annual Report on Form 10-K/A for the year ended January 2, 2010. The company evaluated subsequent events through the date its financial statements were filed with the Securities and Exchange Commission (“SEC”).
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
2. Reclassification
Certain items in the 2009 financial statements have been reclassified to conform to the 2010 presentation.
3. Inventories
The components of inventories at October 2, 2010 and January 2, 2010 are as follows (in thousands):

	October 2, 2010	January 2, 2010
Raw material	$21,700	$20,065
Work in process	10,218	9,111
Finished goods	34,112	23,391

Total inventories	$66,030	$52,567

4. Investments
Included in the company’s investments are shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company whose shares are traded on the Taiwan Stock Exchange. The Polytronics investment was acquired as part of the Littelfuse GmbH acquisition. The fair value of the Polytronics investment was €8.8 million (approximately $12.0 million) at October 2, 2010 and €8.2 million (approximately $11.7 million) at January 2, 2010, based on the quoted market price at the close of business corresponding to each date. Included in Other Comprehensive Income (Loss) was an unrealized gain of $0.7 million, due to the increase in fair market value for the nine months ended October 2, 2010.
The remaining difference in fair value of this investment was due to the impact of changes in exchange rates, which is included as a component of the currency translation adjustments of “Other Comprehensive Income (Loss)”.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. Debt
The carrying amounts of long-term debt at October 2, 2010 and January 2, 2010 are as follows (in thousands):

	October 2, 2010	January 2, 2010
Term loan	$51,000	$57,000
Revolving credit facility	6,500	6,183
Other obligations	—	—

	57,500	63,183
Less: Current portion of long-term debt	14,500	14,183

Total long-term debt	$43,000	$49,000

6. Financial Instruments and Risk Management
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
The company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The fair value is based upon either market quotes for actively traded instruments or independent bids for non-exchange traded instruments. The company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions to the hedged risk. On the date the derivative is entered into, the company designates the derivative as a fair value hedge, cash flow hedge or a net investment hedge, and accounts for the derivative in accordance with its designation. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the company discontinues hedge accounting, and any deferred gains or losses are recorded in the respective measurement period. At October 2, 2010, the company does not have any outstanding derivative instruments.
Cash Flow Hedges
A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is designated as a cash flow hedge. The effective portion of the change in the fair value of a derivative that is designated as a cash flow hedge is recorded in “Other Comprehensive Income (Loss).” When the impact of the hedged item is recognized in the income statement, the gain or loss included in Other Comprehensive Income (Loss) is reported on the same line in the Consolidated Statements of Income (Loss) as the hedged item. The company’s cash flow hedges expired during the second quarter ended July 3, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. Financial Instruments and Risk Management, continued
Cash Flow Hedge — Currency Risk Management
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
Fair Value of Derivative Instruments
The fair values of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets of the company are as follows (in thousands):

		Fair Value
Description	Balance Sheet Item	October 2, 2010	January 2, 2010
Derivative Assets — Hedges
Cash Flow Hedges	Prepaid expenses and other current assets	$—	$179

Total Derivative Assets		$—	$179

Net Derivative Gain or Loss
The effect of cash flow hedge derivative instruments on the Consolidated Statements of Income (Loss) and Other Comprehensive Income (Loss) is as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
	Amount of Gain (Loss) Recognized in		from Other	Amount of Gain (Loss) Reclassified
	Other Comprehensive Income (Loss)		Comprehensive	from Other Comprehensive Income (Loss)
	(Effective Portion)		Income (Loss)	into Income (Loss) (Effective Portion)
	Nine Months Ended		into Income (Loss)	Nine Months Ended
	October 2, 2010	September 26, 2009	(Effective Portion)	October 2, 2010	September 26, 2009
Commodity contracts	$—	$(57)	Cost of Sales	$—	$(593)
Foreign exchange contracts	92	(199)	Cost of Sales	(191)	138

Total	$92	$(256)		$(191)	$(455)

Derivative Transactions
At October 2, 2010 and January 2, 2010, Accumulated Other Comprehensive Income (Loss) included $0.0 million and $0.1 million in unrealized losses, respectively, for derivatives, net of income taxes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Fair Value of Financial Assets and Liabilities
In determining fair value, the company uses various valuation approaches within the fair value measurement framework. Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.
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
The company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 2 or Level 3 during the nine months ended October 2, 2010. There were no changes during the nine months ended October 2, 2010, to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of October 2, 2010, the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.
The following table presents assets measured at fair value by classification within the fair value hierarchy as of October 2, 2010 (in thousands):

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$12,038	$—	$—	$12,038

Total	$12,038	$—	$—	$12,038

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Fair Value of Financial Assets and Liabilities, continued
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

The company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, current portion of long-term debt, and long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and current portion of long-term debt approximate their fair values. The company’s long-term debt fair value approximates book value at October 2, 2010 and January 2, 2010, respectively, as the long-term debt variable interest rates fluctuate along with market interest rates.
8. Per Share Data
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Per Share Data, continued
The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	For the three months ended		For the nine months ended
(in thousands except per share amounts)	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net income (loss) as reported	$23,338	$8,058	$59,085	$(2,310)
Less: Distributed earnings available to participating securities	—	—	—	—
Less: Undistributed earnings available to participating securities	129	67	319	(12)

Numerator for basic earnings (loss) per share —
Undistributed and distributed earnings available to common shareholders	$23,209	$7,991	$58,766	$(2,298)
Add: Undistributed earnings allocated to participating securities	129	67	319	(12)
Less: Undistributed earnings reallocated to participating securities	(127)	(67)	(315)	12

Numerator for diluted earnings (loss) per share —
Undistributed and distributed earnings (loss) available to common shareholders	$23,211	$7,991	$58,770	$(2,298)

Denominator for basic earnings (loss) per share —
Weighted-average shares	21,968	21,750	21,945	21,733
Effect of dilutive securities:
Common stock equivalents	303	13	289	—
Denominator for diluted earnings (loss) per share —
Adjusted for weighted-average shares & assumed conversions	22,271	21,763	22,234	21,733

Basic earnings (loss) per share	$1.06	$0.37	$2.68	$(0.11)

Diluted earnings (loss) per share	$1.04	$0.37	$2.64	$(0.11)

9. Restructuring
During 2006, the company announced the closing of its Ireland facility, resulting in restructuring charges of $17.1 million consisting of $20.0 million of accrued severance less a statutory rebate of $2.9 million recorded as a current asset, which were recorded as part of cost of sales. This restructuring, which impacted approximately 131 associates, is part of the company’s strategy to expand operations in Asia-Pacific region in order to be closer to current and potential customers and take advantage of lower manufacturing costs. The restructuring charges were based upon each associate’s salary and length of service with the company. The additions in 2009 and 2010 primarily relate to retention costs that were incurred during the transition period. These costs will be paid through 2011. All charges related to the closure of the Ireland facility were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred is $26.1 million. The company has incurred $26.1 million through October 2, 2010. A summary of activity of this liability is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Restructuring, continued
Ireland restructuring (in thousands)

Balance at December 27, 2008	$1,651
Additions	11
Payments	(1,454)
Exchange rate impact	(25)

Balance at January 2, 2010	183
Additions	7
Payments	—
Exchange rate impact	(10)

Balance at April 3, 2010	180
Additions	—
Payments	—
Exchange rate impact	(14)

Balance at July 3, 2010	166
Additions	50
Payments	—
Exchange rate impact	18

Balance at October 2, 2010	$234

During December 2006, the company announced the closure of its Irving, Texas, facility and the transfer of its semiconductor wafer manufacturing from Irving, Texas, to Wuxi, China, in a phased transition from 2007 to 2010. A liability of $1.9 million was recorded related to redundancy costs for the manufacturing operation associated with this downsizing. This charge was recorded as part of cost of sales and included in “Other Operating Income (Loss)” for business unit segment reporting purposes. The additions in 2009 and 2010 primarily relate to retention costs that were incurred during the transition period. This restructuring impacted approximately 180 associates in various production and support related roles and will be paid over the period 2007 to 2010. The total cost expected to be incurred is $8.7 million. The company has incurred $8.7 million through October 2, 2010. A summary of activity of this liability is as follows:
Irving, Texas restructuring (in thousands)

Balance at December 27, 2008	$4,550
Additions	2,363
Payments	(3,146)

Balance at January 2, 2010	3,767
Additions	451
Payments	(399)

Balance at April 3, 2010	3,819
Additions	208
Payments	(2,077)

Balance at July 3, 2010	1,950
Additions	149
Payments	(1,049)

Balance at October 2, 2010	$1,050

During March 2007, the company announced the closure of its Des Plaines and Elk Grove, Illinois, facilities and the transfer of its manufacturing from Des Plaines, Illinois to the Philippines and Mexico in a phased transition from 2007 to 2009. A liability of $3.5 million was recorded related to redundancy costs for the manufacturing and distribution operations associated with this restructuring. Manufacturing related charges of $3.0 million were recorded as part of cost of sales and non-manufacturing related charges of $0.5 million were recorded as part of selling, general and administrative expenses. All charges related to this downsizing were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The additions in 2009 and 2010 primarily relate to retention costs that were incurred during the transition period. This restructuring impacted approximately

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Restructuring, continued
307 associates in various production and support related roles, and the costs relating to the restructuring were paid over the period 2007 to 2010.
During December 2008, the company announced a reduction in workforce at its Des Plaines, Illinois, corporate headquarters in a phased transition from 2008 to 2010. A liability of $0.9 million was recorded associated with this downsizing. Manufacturing related charges of $0.3 million were recorded as part of cost of sales and non- manufacturing related charges of $0.6 million were recorded as part of selling, general and administrative expenses. All charges related to this downsizing were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. During 2009, an additional $1.1 million liability was recorded related to severance and retention costs at the Des Plaines facility. The remaining additions in 2009 and 2010 primarily relate to retention costs that will be incurred over the remaining closure period. This restructuring impacted 39 associates in various production and support related roles, and the costs relating to the restructuring were paid in 2009 and 2010.
The total cost expected to be incurred for both the Des Plaines and Elk Grove, Illinois, related restructuring programs is $10.3 million. The company has incurred $10.3 million through October 2, 2010. A summary of activity of this liability is as follows:
Des Plaines and Elk Grove, Illinois restructuring (in thousands)

Balance at December 27, 2008	$5,058
Additions	1,614
Payments	(5,847)

Balance at January 2, 2010	825
Additions	96
Payments	(149)

Balance at April 3, 2010	772
Additions	—
Payments	(36)

Balance at July 3, 2010	736
Additions	83
Payments	(446)

Balance at October 2, 2010	$373

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Restructuring, continued
A summary of activity of this liability is as follows:
Matamoros restructuring (in thousands)

Balance at December 27, 2008	$3,111
Additions	404
Payments	(1,749)
Exchange rate impact	(25)

Balance at January 2, 2010	1,741
Additions	70
Payments	(237)
Exchange rate impact	104

Balance at April 3, 2010	1,678
Additions	66
Payments	(1,656)
Exchange rate impact	(88)

Balance at July 3, 2010	—
Additions	—
Payments	—
Exchange rate impact	—

Balance at October 2, 2010	$—

During September 2008, the company announced the closure of its Swindon, U.K., facility, resulting in restructuring charges of $0.8 million, consisting of $0.3 million that was recorded as part of cost of sales and $0.5 million that was recorded as part of research and development expenses. These charges were primarily for redundancy costs and will be paid through 2010. This restructuring impacted 10 associates. Restructuring charges are based upon each associate’s current salary and length of service with the company. All charges related to the closure of the Swindon facility were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred through 2010 is $1.3 million. The company has incurred $1.3 million through October 2, 2010.
A summary of activity of this liability is as follows:
Swindon, U.K. restructuring (in thousands)

Balance at December 27, 2008	$834
Additions	299
Payments	(1,048)

Balance at January 2, 2010	85
Additions	—
Payments	(5)

Balance at April 3, 2010	80
Additions	—
Payments	(49)

Balance at July 3, 2010	31
Additions	17
Payments	—

Balance at October 2, 2010	$48

During May 2009, the company announced the restructuring of its European organization. The restructuring included the transfer of its manufacturing operations from Dünsen, Germany, to Piedras, Mexico, and the closure of its distribution facility in Utrecht, Netherlands. The Dünsen closure will impact approximately 58 production

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Restructuring, continued
employees. The Utrecht closure impacted approximately 37 employees primarily in customer service and administrative roles. The restructuring for Utrecht was completed in the first quarter of 2010. The Dünsen closure is expected to be completed in the second quarter of 2011. In 2009 the charges recorded for severance and retention and asset impairments were approximately $2.3 million in Utrecht, Netherlands (reflected in selling, general and administrative expenses) and approximately $3.2 million in Dünsen, Germany (reflected within cost of sales). All charges related to the closure of the Dünsen and Utrecht facilities were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The remaining additions in 2010 primarily relate to retention costs that were incurred during the transition period.
The total cost related to the European restructuring program expected to be incurred through fiscal year 2010 is $5.6 million. The company has incurred $5.5 million in costs, including asset impairment charges, through October 2, 2010. A summary of the activity of this liability is as follows:
European restructuring (in thousands)

Balance at December 27, 2008	$—
Additions	5,453
Payments	(686)
Exchange rate impact	87

Balance at January 2, 2010	4,854
Additions	60
Payments	(2,150)
Exchange rate impact	(56)

Balance at April 3, 2010	2,708
Additions	33
Payments	(817)
Exchange rate impact	(212)

Balance at July 3, 2010	1,712
Additions	—
Payments	(582)
Exchange rate impact	152

Balance at October 2, 2010	$1,282

During May 2009, the company also announced a restructuring of its Asian operations. The restructuring includes closure of a manufacturing facility in Taiwan and a consolidation of its Asian sales offices. The closure of the Taiwan facility and Asian sales offices will impact approximately 184 employees. The announced restructuring for all of the locations is expected to be completed by the first quarter of 2011. The charge recorded for this restructuring totaled $0.9 million and was related to severance and retention costs with $0.4 million and $0.5 million included within cost of sales and selling, general and administrative expenses, respectively. All charges related to the closure and the consolidation of the Asian facilities were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The remaining additions in 2009 and 2010 primarily relate to retention costs that were incurred during the transition period. The total cost expected to be incurred through 2011 is $1.6 million. The company has incurred $1.6 million through October 2, 2010 related to the Asian restructuring program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Restructuring, continued
A summary of activity of this liability is as follows:
Asian restructuring (in thousands)

Balance at December 27, 2008	$—
Additions	1,456
Payments	(291)
Exchange rate impact	38

Balance at January 2, 2010	1,203
Additions	18
Payments	(59)
Exchange rate impact	15

Balance at April 3, 2010	1,177
Additions	18
Payments	(115)
Exchange rate impact	(32)

Balance at July 3, 2010	1,048
Additions	99
Payments	(171)
Exchange rate impact	56

Balance at October 2, 2010	$1,032

During the third quarter of 2010, the company incurred an additional $3.0 million in impairment charges related to its discontinued U.S. and Ireland manufacturing locations. The impairment charges resulted from determining that the carrying value of these asset groups are not recoverable due to a significant decrease in current market value resulting from a weak real estate environment. The resulting impairment charges were approximately $1.3 million for the company’s Des Plaines, Illinois location and $1.7 million for the Dundalk, Ireland location. These charges were recorded in the selling, general and administrative expense line of operating expenses.
10. Income Taxes
The effective tax rate for the third quarter of 2010 was 31.0% compared to an effective tax rate of 8.7% in the third quarter of 2009. The current quarter effective tax rate was negatively impacted by the mix of income earned in higher tax jurisdictions. The 2009 third quarter effective tax rate was lower than the current year due to an approximately $2.0 million decrease in income tax reserves due to lapsing of statutes of limitations on uncertain tax positions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. Pensions
The components of net periodic benefit cost for the three and nine months ended October 2, 2010, compared with the three and nine months ended September 26, 2009, were (in thousands):

	U.S. Pension Benefits				Foreign Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Service cost	$125	$(16)	$375	$741	$108	$133	$326	$399
Interest cost	982	1,003	2,945	3,068	195	230	587	690
Expected return on plan assets	(1,255)	(1,084)	(3,764)	(3,265)	(3)	(17)	(11)	(51)
Amortization of prior service cost	—	—	—	2	—	(3)	(1)	(9)
Amortization of net (gain) loss	—	(30)	—	—	(1)	2	(3)	6

Total cost of the plan	(148)	127	(444)	546	299	345	898	1,035
ASC 715 event(s)	—	—	—	73	—	—	—	—

Net periodic (benefit) cost	$(148)	$(127)	$(444)	$619	$299	$345	$898	$1,035

The expected rate of return assumption on domestic pension assets is 8.5% in 2010 and 2009.
12. Business Unit Segment Information
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12. Business Unit Segment Information, continued
Business unit segment information for the three and nine months ended October 2, 2010 and September 26, 2009 are summarized as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net sales
Electronics	$108,198	$71,070	$300,503	$183,814
Automotive	31,663	26,928	98,474	68,569
Electrical	23,604	18,422	66,398	49,836

Total net sales	$163,465	$116,420	$465,375	$302,219

Operating income (loss)
Electronics	$23,753	$3,339	$55,091	$(6,038)
Automotive	5,575	2,788	11,472	(792)
Electrical	7,768	5,180	19,683	11,625
Other*	(2,988)	(1,296)	(2,988)	(8,340)

Total operating income (loss)	34,108	10,011	83,258	(3,545)
Interest expense	313	537	1,096	1,844
Other (income) expense, net	(29)	648	(1,328)	(468)

Income (loss) before income taxes	$33,824	$8,826	$83,490	$(4,921)

*	Included in “Other” operating income (loss) for 2010 are impairment charges related to property, plant and equipment in the U.S. and Ireland. Included in “Other” operating income (loss) for 2009 are severance and asset impairment charges related to restructuring activities in the U.S., Europe and Asia-Pacific locations.
The company’s net sales by geographical area for the three and nine months ended October 2, 2010 and September 26, 2009 are summarized as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2009	September 26, 2009
Net sales
Americas	$61,734	$43,267	$172,989	$116,948
Europe	29,192	21,833	88,203	59,180
Asia-Pacific	72,539	51,320	204,183	126,091

Total net sales	$163,465	$116,420	$465,375	$302,219

The company’s long-lived assets (net property, plant and equipment) by geographical area as of October 2, 2010 and January 2, 2010 are summarized as follows (in thousands):

	October 2, 2010	January 2, 2010
Long-lived assets
Americas	$52,492	$56,603
Europe	3,535	11,101
Asia-Pacific	67,987	68,218

Consolidated total	$124,014	$135,922

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13. Comprehensive Income (Loss)
The following table sets forth the computation of comprehensive income (loss) for the three and nine months ended October 2, 2010 and September 26, 2009, respectively (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net income (loss)	$23,338	$8,058	$59,085	$(2,310)
Other comprehensive income (loss):
Currency translation adjustments	15,281	7,933	4,061	8,849
Adjustment to pension liability, net of income taxes of $0 in 2010 and ($3,975) in 2009	—	(104)	—	6,381
Unrealized (loss) gain on available-for-sale securities, net of $0 income taxes for all periods	(1,387)	(267)	709	365
Gain on derivatives, net of income taxes of $0 and ($67) and $163 and ($224) for the three and nine month periods ended 2010 and 2009 respectively	—	3,038	92	5,044

Comprehensive income (loss)	$37,232	$18,658	$63,947	$18,329

14. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	October 2, 2010	January 2, 2010
Minimum pension liability adjustment*	$(3,831)	$(3.831)
Unrealized gain on available-for-sale securities**	9,357	8,648
Loss on derivative instruments***	—	(92)
Foreign currency translation adjustment	18,063	14,002

Total	$23,589	$18,727

*	net of tax of $1,768 for 2010 and 2009, respectively.

**	net of tax of $0 and $0 for 2010 and 2009, respectively.

***	net of tax of $0 and $191 for 2010 and 2009, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Littelfuse, Inc. and its subsidiaries (the “company”) design, manufacture, and sell circuit protection devices for use in the electronics, automotive and electrical markets throughout the world. The following table is a summary of the company’s operating segments’ net sales by business unit and geography:
Net Sales by Business Unit and Geography (in millions, unaudited)

	Third Quarter			Year-to-Date
	2010	2009	% Change	2010	2009	% Change
Business Unit
Electronics	$108.2	$71.1	52%	$300.5	$183.8	63%
Automotive	31.7	26.9	18%	98.5	68.6	44%
Electrical	23.6	18.4	28%	66.4	49.8	33%

Total	$163.5	$116.4	40%	$465.4	$302.2	54%

	Third Quarter			Year-to-Date
	2010	2009	% Change	2010	2009	% Change
Geography*
Americas	$61.7	$43.3	42%	$173.0	$116.9	48%
Europe	29.2	21.8	34%	88.2	59.2	49%
Asia-Pacific	72.6	51.3	42%	204.2	126.1	62%

Total	$163.5	$116.4	40%	$465.4	$302.2	54%

*	Sales by geography represent sales to customer or distributor locations.
Results of Operations — Third Quarter, 2010 compared to 2009
Net sales increased $47.1 million or 40% to $163.5 million in the third quarter of 2010 compared to $116.4 million in the third quarter of 2009 reflecting significantly higher demand across all business units and geographies. Sales levels were negatively impacted in the third quarter of 2009 due to the sharp downturn in the global economy and credit crisis. The company experienced $1.5 million in unfavorable foreign currency effects in the third quarter of 2010 as compared to the third quarter of 2009. This unfavorable impact primarily resulted from sales denominated in euros which were partially offset by favorable impacts from sales denominated in Canadian dollars, Japanese yen and Korean won.
Electronics sales increased $37.1 million or 52% to $108.2 million in the third quarter of 2010 compared to $71.1 million in the third quarter of 2009 reflecting continued strong demand and distributor inventory replenishment in all three geographic regions. The electronics segment experienced $0.8 million in unfavorable foreign currency effects in the third quarter of 2010 as compared to the third quarter of 2009. This decrease resulted primarily from sales denominated in euros.
Automotive sales increased $4.8 million or 18% to $31.7 million in the third quarter of 2010 compared to $26.9 million in the third quarter of 2009 primarily due to improved demand in the passenger car markets in all geographic regions. The automotive segment experienced $1.3 million in unfavorable foreign currency effects in the third quarter of 2010 as compared to the third quarter of 2009. This decrease resulted primarily from sales denominated in euros.
Electrical sales increased $5.2 million or 28% to $23.6 million in the third quarter of 2010 compared to $18.4 million in the third quarter of 2009 primarily due to continued strong growth for protection relays and steady improvement in power fuse demand. The electrical segment experienced $0.6 million in favorable foreign currency effects in the third quarter of 2010 as compared to the third quarter of 2009. This increase resulted primarily from sales denominated in Canadian dollars. Revenues are also slightly impacted due to seasonal factors related to end user demand.

On a geographic basis, sales in the Americas increased $18.4 million or 42% to $61.7 million in the third quarter of 2010 compared to $43.3 million in the third quarter of 2009, due to increased sales in all three of the company’s business segments. The Americas region also experienced $0.6 million in favorable foreign currency effects in the third quarter of 2010 as compared to the third quarter of 2009. This increase resulted primarily from sales denominated in Canadian dollars.
Europe sales increased $7.4 million or 34% to $29.2 million in the third quarter of 2010 compared to $21.8 million in the third quarter of 2009 mainly due to increased automotive and electronics sales. The Europe region experienced $2.8 million in unfavorable foreign currency effects in the third quarter of 2010 as compared to the third quarter of 2009.
Asia-Pacific sales increased $21.3 million or 42% to $72.6 million in the third quarter of 2010 compared to $51.3 million in the third quarter of 2009 primarily due to continued strong demand for consumer electronic products and restocking by distributors and growth in the automotive markets. The Asia-Pacific region experienced $0.7 million in favorable foreign currency effects in the third quarter of 2010 as compared to the third quarter of 2009. This increase primarily resulted from sales denominated in Korean won and Japanese yen.
Gross profit was $67.3 million or 41% of net sales for the third quarter of 2010 compared to $36.6 million or 31% of net sales in the same quarter last year. The improvement in gross margin was attributable to improved operating leverage resulting from higher production volumes in the third quarter of 2010 as well as cost reductions related to manufacturing transfers.
Total operating expense was $33.1 million or 20% of net sales for the third quarter of 2010 compared to $26.6 million or 23% of net sales for the same quarter in 2009. The increase in operating expense reflects the increased cost of company incentive programs driven by significantly improved financial performance in the first three quarters of 2010 and higher transportation costs driven by increased sales volumes. Operating expenses for the third quarter of 2010 were also negatively impacted by $3.0 million in asset impairment charges related to real estate in the U.S. and Ireland. Operating expenses for 2009 were impacted by $1.3 million in severance and asset impairment charges. The impact of cost reduction plans initiated in 2009 continued to reflect in improved operating efficiencies across the company.
Operating income for the third quarter of 2010 was approximately $34.1 million compared to operating income of $10.0 million for the same quarter in 2009 due to the increase in sales and reduction in costs discussed above.
Interest expense was $0.3 million in the third quarter of 2010 compared to $0.5 million for the third quarter of 2009. Interest expense decreased in the third quarter of 2010 compared to the same quarter last year due to lower amounts of outstanding debt (primarily the Term Loan) in the third quarter of 2010. Other (income) expense, net, consisting of interest income, royalties, non-operating income and foreign currency items was $0.0 million for the third quarter of 2010 compared to $0.6 million of expense in the third quarter of 2009. The results for 2010 and 2009 were primarily due to the impact from foreign exchange revaluation.
Income before income taxes was $33.8 million for the third quarter of 2010 compared to income before income taxes of $8.8 million for the third quarter of 2009. Income tax expense was $10.5 million with an effective tax rate of 31.0% for the third quarter of 2010 compared to income tax expense of $0.8 million with an effective tax rate of 8.7% in the third quarter of 2009. The 2009 effective tax rate was lower primarily due to an approximately $2.0 million decrease in income tax reserves due to lapsing of statutes of limitations on uncertain tax positions. The effective tax rate for the third quarter of 2010 increased to 31.0% from 29.0% in the second quarter of 2010 due to increased profitability in higher-tax-rate jurisdictions, particularly in the U.S. Improved U.S. profitability was primarily due to cost savings from closure of two semiconductor manufacturing sites in prior years.
Net income for the third quarter of 2010 was $23.3 million or $1.04 per diluted share compared to net income of $8.1 million or $0.37 per diluted share for the same quarter of 2009.

Results of Operations — Nine Months, 2010 compared to 2009
Net sales increased $163.2 million or 54% to $465.4 million for the first nine months of 2010 compared to $302.2 million in the prior year reflecting significantly higher demand across all business units and geographies. Sales levels were negatively impacted in the first nine months of 2009 due to the sharp downturn in the global economy and the lingering effects of the ongoing credit crisis. The company also experienced $2.5 million in favorable foreign currency effects in the first nine months of 2010 as compared to the prior year. This favorable impact primarily resulted from sales denominated in Canadian dollars and Korean won offset by a decline in the euro.
Electronics sales increased $117.2 million or 64% to $300.5 million in the first nine months of 2010 compared to $183.8 million in the first nine months of 2009 reflecting stronger demand and inventory replenishment in all three geographic regions. During the first nine months of 2009, many customers in Asia, particularly contract manufacturers and original design manufacturers, had extended plant shutdowns while electronics distributors tightly managed inventories in response to weak demand and the uncertain outlook. The electronics segment also experienced $0.1 million in favorable foreign currency effects in the first nine months of 2010 as compared to the first nine months of 2009. This increase primarily resulted from sales denominated in Korean won and Japanese yen offset by a decline in the euro.
Automotive sales increased $29.9 million or 44% to $98.5 million in the first nine months of 2010 compared to $68.6 million in the first nine months of 2009 primarily due to improved demand in the passenger car markets in all geographic regions. In 2009, weakness in the Europe and Americas passenger car markets resulted in sharp declines in global car production. Many automotive original equipment manufacturers took extended plant shutdowns in response to weak demand and the uncertain economic outlook. The automotive segment also experienced $0.8 million in unfavorable foreign currency effects in the first nine months of 2010 as compared to the first nine months of 2009. This decrease primarily resulted from sales denominated in the euro offset by favorable impacts from sales denominated in Korean won.
Electrical sales increased $16.6 million or 33% to $66.4 million in the first nine months of 2010 compared to $49.8 million in the first nine months of 2009 primarily due to continued strong growth for protection relays and steady improvement in power fuse demand. The electrical segment also experienced $3.2 million in favorable foreign currency effects in the first nine months of 2010 as compared to the first nine months of 2009. This increase primarily resulted from sales in Canadian dollars.
On a geographic basis, sales in the Americas increased $56.1 million or 48% to $173.0 million in the first nine months of 2010 compared to $116.9 million in the first nine months of 2009, due to increased sales in all three of the company’s business units. The Americas region also experienced $3.3 million in favorable foreign currency effects in the first nine months of 2010 as compared to the first nine months of 2009. This increase resulted primarily from sales denominated in Canadian dollars.
Europe sales increased $29.0 million or 49% to $88.2 million in the first nine months of 2010 compared to $59.2 million in the first nine months of 2009 mainly due to increased automotive and electronics sales. The Europe region also experienced $3.5 million in unfavorable foreign currency effects in the first nine months of 2010 as compared to the first nine months of 2009. This decrease primarily resulted from sales denominated in euros.
Asia-Pacific sales increased $78.1 million or 62% to $204.2 million in the first nine months of 2010 compared to $126.1 million in the first nine months of 2009 primarily due to continued strong demand for consumer electronic products and restocking by distributors. The first nine months of 2009 reflected weak demand for consumer electronics and inventory reductions by distributors. The Asia-Pacific region also experienced $2.6 million in favorable foreign currency effects in the first nine months of 2010 as compared to the first nine months of 2009. This increase primarily resulted from sales denominated in Korean won and Japanese yen.
Gross profit was $179.9 million or 39% of net sales for the first nine months of 2010 compared to $80.3 million or 27% of net sales in the first nine months of last year. Additionally, for the first nine months of 2009, gross profit was negatively impacted by severance and asset impairment charges for the U.S., Germany and Asia-Pacific locations. The improvement in gross profit was attributable to improved operating leverage resulting from higher production volumes in the first nine months of 2010 as well as cost reductions related to manufacturing transfers.

Total operating expense was $96.7 million or 21% of net sales for the first nine months of 2010 compared to $83.8 million or 28% of net sales for the first nine months in 2009. The increase in operating expense primarily reflects the increased cost of company incentive programs driven by significantly improved financial performance in 2010 and higher transportation costs driven by increased sales volumes. The impact of cost reduction plans initiated in 2009 continue to reflect in improved operating efficiencies across the company.
Operating income for the first nine months of 2010 was approximately $83.3 million compared to an operating loss of $3.5 million for the first nine months in 2009. Operating income for the first nine months of 2010 was also negatively impacted by $3.0 million in asset impairment charges for the U.S. and Ireland. Operating income for the first nine months of 2009 was negatively impacted by $8.3 million in severance and asset impairment charges for the U.S., Germany and Asia-Pacific locations.
Interest expense was $1.1 million in the first nine months of 2010 compared to $1.8 million for the first nine months of 2009. Interest expense decreased in the first nine months of 2010 compared to the same period last year due to lower amounts of outstanding debt (primarily the Term Loan) in the first nine months of 2010. Other (income), net, consisting of interest income, royalties, non-operating income and foreign currency items was $1.3 million of income for the first nine months of 2010 compared to $0.5 million of income in the first nine months of 2009. The results for 2010 and 2009 were primarily due to the impact from foreign exchange revaluation.
Income before income taxes was $83.5 million for the nine months of 2010 compared to a loss before income taxes of $4.9 million for the first nine months of 2009. Income tax expense was $24.4 million with an effective tax rate of 29.2% for the first nine months of 2010 compared to income tax benefit of $2.6 million with an effective tax rate of 53.0% in the first nine months of 2009. The tax benefit recorded in 2009 relates to the mix of income or loss earned in various tax jurisdictions and approximately a $2.0 million decrease in income tax reserves due to lapsing of statutes of limitations due to uncertain tax positions. The change in effective tax rate is due to the mix of income or loss by jurisdiction.
Net income for the first nine months of 2010 was $59.1 million or $2.65 per diluted share compared to net loss of $2.3 million or $0.11 per diluted share for the first nine months of 2009.
Liquidity and Capital Resources
The company historically has financed capital expenditures through cash flows from operations. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the company’s operations and its debt obligations for the foreseeable future.
Term Loan
On September 29, 2008, the company entered into a Loan Agreement with various lenders that provided the company with a five-year term loan facility of $80.0 million for the purposes of (i) refinancing certain existing indebtedness; (ii) funding working capital needs; and (iii) funding capital expenditures and other lawful corporate purposes, including permitted acquisitions. Amortization on the term loan is $2.0 million per quarter for the first four years and $12.0 million per quarter in the fifth year. The Loan Agreement also contains an expansion feature, pursuant to which the company may from time to time request incremental loans in an aggregate principal amount not to exceed $40.0 million. The company had $51.0 million outstanding under the Loan Agreement at October 2, 2010.
The Loan Agreement requires the company to meet certain financial tests, including a consolidated leverage ratio and a consolidated interest coverage ratio. The Loan Agreement also contains additional affirmative and negative covenants which, among other things, impose certain limitations on the company’s ability to merge with other companies, create liens on its property, incur additional indebtedness, enter into transactions with affiliates except on an arm’s length basis, dispose of property, or issue dividends or make distributions. At October 2, 2010, the company was in compliance with all covenants under the Loan Agreement.
Revolving Credit Facilities
On January 28, 2009, the company entered into an unsecured financing arrangement with a foreign bank that provided a CAD 10.0 million (equivalent to approximately $9.7 million at October 2, 2010) revolving credit facility, for capital expenditures and general working capital, which expires on July 21, 2011. This facility consists of prime-based loans and overdrafts, banker’s acceptances and U.S. base rate loans and overdrafts. At October 2, 2010, the company had CAD 10.0 million (equivalent to approximately $9.7 million at October 2, 2010) available under the revolving credit facility.
This arrangement contains covenants that, among other matters, impose limitations on future mergers, sales of assets, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At October 2, 2010, the company was in compliance with all covenants under the revolving credit facility.
The company also has an unsecured domestic financing arrangement, which expires on July 21, 2011, consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential to increase up to $125.0 million upon request of the company and agreement with the lenders. At October 2, 2010, the company had available $68.5 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 0.500% (0.76% as of October 2, 2010).
The domestic bank financing arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At October 2, 2010, the company was in compliance with all covenants under the bank financing arrangement.
The company also had $2.3 million outstanding in letters of credit at October 2, 2010. No amounts were drawn under these letters of credit at October 2, 2010.
Other Obligations
The company started 2010 with $70.4 million of cash and cash equivalents. Net cash provided by operating activities was $74.9 million for the first nine months of 2010 reflecting $59.1 million in net income and $30.2 million in non-cash adjustments (primarily $24.5 million in depreciation and amortization and $4.0 million in stock-based compensation) offset by $14.4 million in net changes to various operating assets and liabilities. Changes in various operating assets and liabilities (including short-term and long-term items) that impacted cash flows negatively for the first nine months of 2010 consisted of net increases in accounts receivables ($28.6 million) and inventory ($12.9 million) and decreases in accrued expenses (including post-retirement) ($4.9 million). Changes that had a positive impact on cash flows were increases in accrued payroll and severance ($0.3 million) accounts payable ($3.0 million), accrued income taxes ($19.9 million) and prepaid expenses and other ($8.7 million). The company also made a $6.0 million contribution to its domestic pension plan during the first nine months of 2010.
Net cash used in investing activities was approximately $11.0 million and included $4.7 million in proceeds from the sale of assets offset by $15.7 million in capital spending. The majority of the assets sales in the first nine months of 2010 resulted from the sale of the company’s land and building at its Utrecht, Netherlands location.
Net cash used in financing activities was approximately $15.4 million and included net payments of debt of $5.8 million and purchases of common stock of $22.3 million offset by proceeds from the exercise of stock options including tax benefits of $12.7 million. The effect of exchange rate changes on cash and cash equivalents was insignificant. The net cash provided by operating activities less net cash used in investing and financing activities resulted in a $48.6 million increase in cash, which left the company with a cash and cash equivalents balance of approximately $118.9 million at October 2, 2010.
The ratio of current assets to current liabilities was 3.3 to 1 at the end of the third quarter of 2010 compared to 3.2 to 1 at year-end 2009 and 2.8 to 1 at the end of the third quarter of 2009. Day’s sales outstanding in accounts receivable was approximately 60 days at the end of the third quarter of 2010 compared to 63 days at the end of the third quarter of 2009 and compared to 61 days at year-end 2009. Day’s inventory outstanding was approximately 62 days at the end of the third quarter of 2010 compared to 62 days at the year-end 2009 and at the end of the third quarter of 2009.

Outlook
The company’s markets showed significant improvement in the first nine months of 2010 over the first nine months of 2009. Sequential improvement also continued over the first nine months of 2010. The electronic segment continues to improve reflecting continued growth of the company’s Asian market as well as economic recovery in North America and Europe. Automotive revenue has recovered substantially, and while the company expects further growth in Asia, the North American and European markets are much less robust. In the electrical segment, the protection relay business, which was acquired in 2008, continues to grow driven primarily by strength in the mining sector. The electrical fuse business is showing some improvement due to recovery in the industrial markets, however, the portion of this business that supplies commercial construction remains depressed.
Over the past three years the company has implemented a phased transition to consolidate its manufacturing into fewer and lower-cost facilities. Most of these transitions have been completed. All are expected to be complete by the first half of 2011. The transitions have resulted in both a significantly improved cost structure and more efficient operations. The company believes these changes are beginning to reflect in both operating margin and expense improvements as a percent of revenue.
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
Interest Rates
The company had $6.5 million in debt outstanding under revolving credit facilities at October 2, 2010, at variable rates. While 100% of this debt has variable interest rates, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.
Foreign Exchange Rates
The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in Mexico, Canada, Germany, China, Taiwan and the Philippines. During the first nine months of 2010, sales to customers outside the U.S. were 69.1% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan or Taiwanese dollars.
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
Commodities
The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper and zinc, where at current prices and volumes, a 10% price change would affect pre-tax profit by approximately $2.7 million for copper and $0.8 million for zinc.
The cost of oil has increased during the first nine months of 2010. There is a risk that a return to high prices for oil and electricity during the remainder of 2010 could have an impact on the company’s transportation and utility expenses.
The cost of raw silicon has increased during the first nine months of 2010, and further increases are expected for the remainder of 2010. This is expected to add to the cost of the company’s semiconductor products for the remainder of 2010. However, the company believes these cost increases should be more than offset by savings from the consolidation of the company’s semiconductor manufacturing facilities.

Item 4. Controls and Procedures.
As of October 2, 2010, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the company and its consolidated subsidiaries has been made known to them by the employees of the company and its consolidated subsidiaries during the period preceding the filing of this Quarterly Report on Form 10-Q. There were no significant changes in the company’s internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the company’s internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the company’s Chief Executive Officer and Chief Financial Officer.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
A detailed description of risks that could have a negative impact on our business, revenues and performance results can be found under the caption “Risk Factors” in our most recent Form 10-K/A, filed on July 23, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	The table below provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the third quarter of fiscal 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number	Average Price	as Part of Publicly	Be Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs
July 3, 2010 to July 31, 2010	—	—	—	1,000,000
July 31, 2010 to Aug. 28, 2010	65,564	$36.25	65,564	934,436
Aug. 28, 2010 to Oct. 2, 2010	504,576	39.46	504,576	429,860

Total	570,140	$39.09	570,140	429,860

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2010 to April 30, 2011, of which 570,140 shares have been purchased through October 2, 2010, and 429,860 shares may yet be purchased under the program as of October 2, 2010. The company withheld 11,207 shares of stock in lieu of withholding taxes on behalf of employees who became vested in restricted stock option grants during the first nine months of 2010. Shares withheld were 7,251 during the period May 1, 2010 to May 29, 2010 and 3,956 during the period July 3, 2010 to July 31, 2010.
Item 6. Exhibits.

Exhibit	Description
31.1	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2010.

31.2	Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2010.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended October 2, 2010, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.
Date: November 4, 2010	By	/s/ Philip G. Franklin
Philip G. Franklin
Vice President, Operations Support, Chief Financial Officer and Treasurer (As duly authorized officer and as the principal financial and accounting officer)