Form 10-K
period 2011-01-01
LITTELFUSE INC /DE
filed 2011-02-25
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

	[X]	Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
(Mark one)		for the fiscal year ended January 1, 2011

Or

	[ ]	Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the transition period from to .

Commission file number 0-20388

LITTELFUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8755 West Higgins Road, Suite 500,
Chicago, Illinois	60631
(Address of principal executive offices)	(ZIP Code)

773/628-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
Common Stock, $.01 par value	NASDAQ Global Select MarketSM

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

(Cover continued from previous page)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of 21,846,038 shares of voting stock held by non-affiliates of the registrant was approximately $684,217,910 based on the last reported sale price of the registrant’s Common Stock as reported on the NASDAQ Global Select MarketSM on July 3, 2010.

As of February 18, 2011, the registrant had outstanding 22,551,386 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Littelfuse, Inc. Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 (“PSRLA”). These statements may involve risks and uncertainties, including, but not limited to, risks relating to product demand and market acceptance, economic conditions, the impact of competitive products and pricing, product quality problems or product recalls, capacity and supply difficulties or constraints, coal mining exposures, failure of an indemnification for environmental liability, exchange rate fluctuations, commodity price fluctuations, the effect of the company’s accounting policies, labor disputes, restructuring costs in excess of expectations, pension plan asset returns being less than assumed, integration of acquisitions and other risks that may be detailed in “Item 1A. Risk Factors” below and in the company’s other Securities and Exchange Commission filings.

PART I

ITEM 1. BUSINESS.

GENERAL

Littelfuse, Inc. and its subsidiaries (the “company” or “Littelfuse” or “we” or “our”) is the world’s leading supplier of circuit protection products for the electronics industry, providing the broadest line of circuit protection solutions to worldwide customers. In the electronics market, the company supplies leading manufacturers such as Alcatel-Lucent, Apple, Cisco, Celestica, Delta, Flextronics, Foxconn, Hewlett-Packard, Huawei, IBM, Intel, Jabil, LG, Motorola, Nokia, Panasonic, Quanta, Samsung, Sanmina-SCI, Seagate, Siemens and Sony.

The company is also the leading provider of circuit protection for the automotive industry and the third largest producer of electrical fuses in North America. In the automotive market, the company’s end customers include major automotive manufacturers in North America, Europe and Asia such as BMW, Chrysler, Ford Motor Company, General Motors, Hyundai Group, and Volkswagen. The company also supplies wiring harness manufacturers and auto parts suppliers worldwide, including Advance Auto Parts, Continental, Delphi, Lear, Leoni, O’Reilly Auto Parts, Pep Boys, Sumitomo, Valeo, and Yazaki. In the electrical market, the company supplies representative customers such as Abbott, Acuity Brands, Dow Chemical, DuPont, GE, General Motors, Heinz, International Paper, John Deere, SMA, First Solar, Samsung, Merck, Poland Springs, Procter & Gamble, Rockwell, United Technologies and 3M. Through the company’s Electrical business, the company supplies industrial ground fault circuit protection in mining and other large industrial operations to customers such as Potash Corporation, Mosaic, Agrium, and Cameco. See “Business Environment: Circuit Protection Market.”

The company reports its operations by three business unit segments: Electronics, Automotive, and Electrical. For segment and geographical information and consolidated net sales and operating earnings see “Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and Note 15 of the Notes to Consolidated Financial Statments included in this report.

Net sales by business unit segment for the periods indicated are as follows (in thousands):

	Fiscal Year
	2010	2009	2008
Electronics	$389,940	$262,984	$342,489
Automotive	130,299	98,530	126,867
Electrical	87,782	68,633	61,513
Total	$608,021	$430,147	$530,869

The company operates in three geographic territories: the Americas, Europe, and Asia-Pacific. The company manufactures products and sells to customers in all three territories. There has been and continues to be a shift in the company’s revenues, and consequently manufacturing, to the Asia-Pacific region.

Net sales in the company’s three geographic territories, based upon the shipped to destination, are as follows (in thousands):

	Fiscal Year
	2010	2009	2008
Americas	$227,747	$166,137	$201,771
Europe	115,113	83,449	118,559
Asia-Pacific	265,161	180,561	210,539
Total	$608,021	$430,147	$530,869

The company’s products are sold worldwide through a direct sales force and manufacturers’ representatives. For the year ended January 1, 2011, approximately 69.1% of the company’s net sales were to customers outside the United States (exports and foreign operations), including 18.9% in Hong Kong.

The company manufactures many of its products on fully integrated manufacturing and assembly equipment. The company maintains product quality through a Global Quality Management System with most manufacturing sites certified under ISO 9001:2000. In addition, several of the Littelfuse manufacturing sites are also certified under TS 16949 and ISO 14001.

References herein to “2010” or “fiscal 2010” refer to the fiscal year ended January 1, 2011. References herein to “2009” or “fiscal 2009” refer to the fiscal year ended January 2, 2010. References herein to “2008” or “fiscal 2008” refer to the fiscal year ended December 27, 2008. The company operates on a “4-4-5” fiscal calendar that normally keeps the number of weeks constant during the quarter. As a result of using this convention, fiscal year 2009 contained 53 weeks whereas each of fiscal 2010 and fiscal 2008 contained 52 weeks.

The company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the “Investors” section of the company’s Internet web site (http://www.littelfuse.com), as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”), accessible via a link to the web site maintained by the SEC. Except as otherwise provided herein, such information is not incorporated by reference into this Annual Report on Form 10-K.

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

Electronic fuses and protectors are devices that contain an element that melts in an overcurrent condition. Electronic miniature and subminiature fuses are designed to provide circuit protection in the limited space requirements of electronic equipment. The company’s fuses are used in a wide variety of electronic products, including wireless telephones, consumer electronics, computers, modems and telecommunications equipment. The company markets these products under the trademarked brand names PICO® II and NANO2® SMF.

Resettable fuses are PTC polymer devices that limit the current when an overcurrent condition exists and then reset themselves once the overcurrent condition has cleared. The company’s product line offers both radial leaded and surface mount products. Varistors are ceramic-based, high-energy absorption devices that provide transient overvoltage and surge suppression for automotive, telecommunication, consumer electronics and industrial applications. The company’s product line offers both radial leaded and multilayer surface mount products.

Polymer ESD suppressors are polymer-based devices that protect an electronic system from failure due to rapid transfer of electrostatic charge to the circuit. The company’s PulseGuard® line of ESD suppressors is used in PC and PC peripherals, digital consumer electronics and wireless applications.

Discrete diodes, diode arrays and protection thyristors are fast switching silicon semiconductor structures. Discrete diodes protect a wide variety of applications from overvoltage transients such as ESD, inductive load switching or lightning, while diode arrays are used primarily as ESD suppressors. Protection thyristors are commonly used to protect telecommunications circuits from overvoltage transients such as those resulting from lightning. Applications include telephones, modems, data transmission lines and alarm systems. The company markets these products under the following trademarked brand names: TECCOR®, SIDACtor® and Battrax®.

Gas discharge tubes are very low capacitance devices designed to suppress any transient voltage event that is greater than the breakover voltage of the device. These devices are primarily used in telecommunication interface and conversion equipment applications as protection from overvoltage transients such as lightning.

Power switching components are used to regulate energy to various type loads most commonly found in industrial and home equipment. These components are easily activated from simple control circuits or interfaced to computers for more complex load control. Typical applications include heating, cooling, battery chargers and lighting.

In addition to the above products, the company is also a supplier of fuse holders (including OMNI-BLOK®), fuse blocks and fuse clips primarily to customers that purchase circuit protection devices from the company.

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

The company is a primary supplier of automotive fuses to United States, Asian and European automotive original equipment manufacturers (“OEM”), automotive component parts manufacturers and automotive parts distributors. The company also sells its fuses in the replacement parts market, with its products being sold through merchandisers, discount stores and service stations, as well as under private label by national firms. The company invented and owns most of the U.S. patents related to the blade-type fuse, which is the standard and most commonly used fuse in the automotive industry. The company’s automotive fuse products are marketed under trademarked brand names, including ATO®, MINI®, MAXI™, MIDI®, MEGA™, MasterFuse®, JCASE® and CablePro™.

A majority of the company’s automotive fuse sales are made to main-fuse box and wire harness manufacturers that incorporate the fuses into their products. The remaining automotive fuse sales are made directly to automotive manufacturers, retailers who sell automotive parts and accessories, and distributors who in turn sell most of their products to wholesalers, service stations and non-automotive OEMs.

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

The company’s POWR-GARD® product line features the Indicator™ series power fuse used in both the OEM and MRO markets. The Indicator™ technology provides visual blown-fuse indication at a glance, reducing maintenance and downtime on production equipment. The Indicator™ product offering is widely used in motor protection and industrial control panel applications.

Protection relays are used to protect personnel and equipment in industrial environments and commercial buildings from excessive currents, over voltages and electrical shock hazards called ground-faults. Major applications for protection relays include protection of motor, transformer and power-line distribution circuits. Ground-fault relays are used to protect personnel and equipment in wet environments such as underground mining or water treatment applications where there is a greater risk for electricity to come in contact with water and create a shock hazard.

PRODUCT DESIGN AND DEVELOPMENT

The company employs scientific, engineering and other personnel to continually improve its existing product lines and to develop new products at its research and engineering facilities in Champaign and Chicago, Illinois, Boston, Massachusetts, Canada, China, Germany, the Philippines and Mexico. The Product & Development Technology departments maintain a staff of engineers, chemists, material scientists and technicians whose primary responsibility is to design and develop new products.

Proposals for the development of new products are initiated primarily by sales and marketing personnel with input from customers. The entire product development process usually ranges from a few months to 18 months based on the complexity of development, with continuous efforts to reduce the development cycle. During fiscal years 2010, 2009 and 2008, the company expended $17.6 million, $18.1 million and $24.1 million, respectively, on research, product design and development (“R&D”). During 2010, the company completed moving R&D operations to lower cost locations closer to its customers. R&D operations are now in Canada, China, Germany, the Philippines and Mexico as well as the United States.

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

As of January 1, 2011, the company owned 223 patents in North America, 105 patents in the European Union and 135 patents in other foreign countries. The company also has registered trademark protection for certain of its brand names and logos. The 223 North American patents are in the following product categories: 138 electronics, 57 automotive and 28 electrical. Patents and licenses are amortized over a period of 4-12 years, with a weighted average life of 11.9 years. Distribution networks are amortized over a period of 4-20 years, with a weighted average life of 14.7 years. Trademarks and tradenames are amortized over a period of 5-20 years, with a weighted average life of 14.9 years. The company recorded amortization expense of $5.0 million, $5.0 million and $3.9 million in 2010, 2009 and 2008, respectively, related to intangible assets.

New products are continually being developed to replace older products. The company regularly applies for patent protection on such new products. Although, in the aggregate, the company’s patents are important in the operation of its businesses, the company believes that the loss by expiration or otherwise of any one patent or group of patents would not materially affect its business.

License royalties amounted to $0.2 million, $0.1 million and $0.2 million for fiscal 2010, 2009 and 2008, respectively, and are included in other expense (income), net on the Consolidated Statements of Income.

MANUFACTURING

The company performs the majority of its own fabrication, stamps some of the metal components used in its fuses, holders and switches from raw metal stock and makes its own contacts and springs. In addition, the company fabricates silicon wafers for certain applications and performs its own plating (silver, nickel, zinc, tin and oxides). All thermoplastic molded component requirements used for such products as the ATO®, MINI® and MAXI™ fuse product lines are met through the company’s in-house molding capabilities. After components are stamped, molded, plated and readied for assembly, final assembly is accomplished on fully automatic and semi-automatic assembly machines. Quality assurance and operations personnel, using techniques such as statistical process control, perform tests, checks and measurements during the production process to maintain the highest levels of product quality and customer satisfaction.

The principal raw materials for the company’s products include copper and copper alloys, heat-resistant plastics, zinc, melamine, glass, silver, raw silicon, solder and various gases. The company uses a sole source for several heat-resistant plastics and for zinc, but believes that suitable alternative heat-resistant plastics and zinc are available from other sources at comparable prices. All of the other raw materials are purchased from a number of readily available outside sources.

A computer-aided design and manufacturing system (CAD/CAM) expedites product development and machine design and the company’s laboratories test new products, prototype concepts and production run samples. The company participates in “just-in-time” delivery programs with many of its major suppliers and actively promotes the building of strong cooperative relationships with its suppliers by utilizing early supplier involvement techniques and engaging them in pre-engineering product and process development.

MARKETING

The company’s domestic sales and marketing staff of over 35 people maintains relationships with major OEMs and distributors. The company’s sales, marketing and engineering personnel interact directly with OEM engineers to ensure appropriate circuit protection and reliability within the parameters of the OEM’s circuit design. Internationally, the company maintains a sales and marketing staff of over 100 people with sales offices in the U.K., Germany, Spain, Italy, Singapore, Taiwan, Japan, Brazil, Hong Kong, Korea, China and India. The company also markets its products indirectly through a worldwide organization of over 60 manufacturers’ representatives and distributes through an extensive network of electronics, automotive and electrical distributors.

Electronics
The company uses manufacturers’ representatives to sell its electronics products domestically and to call on major domestic and international OEMs and distributors. The company sells approximately 15%  of its domestic products directly to OEMs, with the remainder sold through distributors nationwide.

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

Electrical
The company markets and sells its power fuses and protection relays through approximately 38 manufacturers’ representatives across North America. These representatives sell power fuse products through an electrical and industrial distribution network comprised of approximately 2,000 distributor buying locations. These distributors have customers that include electrical contractors, municipalities, utilities and factories (including both MRO and OEM).

The company’s field sales force (including regional sales managers and application engineers) and manufacturers’ representatives call on both distributors and end-users (consulting engineers, municipalities, utilities and OEMs) in an effort to educate these customers on the capabilities and characteristics of the company’s products.

BUSINESS SEGMENT INFORMATION

The company has three operating business unit segments: Electronics, Automotive and Electrical. For information with respect to the company’s operations in its three reportable business unit segments for the fiscal year ended January 1, 2011, see Business Unit Segment Information included as part of “Item 8. Financial Statements and Supplementary Data,” which is incorporated herein by reference.

CUSTOMERS

The company sells to approximately 4,000 direct customers worldwide.  Sales to Arrow Pemco were 10.4% in 2010 but less than 10% for 2009 and 2008.  No other single customer accounted for more than 10% of net sales during the last three years.  During fiscal 2010, 2009 and 2008, net sales to customers outside the United States (exports and foreign operations) accounted for approximately 69.1%, 67.5% and 62.0%, respectively, of the company’s total net sales.

COMPETITION

The company’s products compete with similar products of other manufacturers, some of which have substantially greater financial resources than the company. In the electronics market, the company’s competitors include AVX, Bel Fuse, Bourns, Cooper Industries, EPCOS, On Semiconductor, STMicroelectronics and Tyco Electronics. In the automotive market, the company’s competitors include Cooper Industries, Pacific Engineering (a private company in Japan) and MTA (a private company in Italy). In the electrical market, the company’s major competitors include Cooper Industries and Ferraz Shawmut. The company believes that it competes on the basis of innovative products, the breadth of its product line, the quality and design of its products and the responsiveness of its customer service, in addition to price.

BACKLOG

The backlog of unfilled orders at January 1, 2011, was approximately $107.5 million, compared to $59.0 million at January 2, 2010. Substantially all of the orders currently in backlog are scheduled for delivery in 2011.

EMPLOYEES

As of January 1, 2011, the company employed approximately 6,000 employees worldwide. Approximately 750 employees in Mexico and 28 employees in Germany are covered by collective bargaining agreements. The Mexico collective bargaining agreement, covering employees in Piedras Negras, expires January 31, 2012.  During 2010, a collective bargaining agreement covering approximately 160 employees at the company’s Matamoros, Mexico facility was terminated as a result of plant closure.

In Germany the company has two separate collective bargaining agreements, one for 24 employees in Dünsen, expiring June 30, 2011, and the second for 4 employees in Essen, expiring March 31, 2012.

Previously in 2009 a collective bargaining agreement covered approximately 30 employees at the company’s Des Plaines, Illinois facility.  This agreement expired on March 31, 2009 and currently no U.S.-based employees are subject to a collective bargaining agreement.

Approximately 13% of the company's total workforce are employed under collective bargaining agreements at January 1, 2011.  Those employees covered by a collective bargaining agreement that will expire within one year of January 1, 2011 approximate less than 1% of the company's total workforce.

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

The company employs an environmental engineer to monitor regulatory matters and believes that it is currently in compliance in all material respects with applicable environmental laws and regulations, except with respect to its facilities located in Ireland. The Ireland facility was acquired in October 1999 in connection with the acquisition from Harris Corporation of its suppression products division. Certain containment actions have been ongoing and full disclosure with appropriate agencies in Ireland has been initiated. The company received an indemnity from Harris Corporation with respect to these matters.

Littelfuse GmbH, which was acquired by the company in May 2004, is responsible for maintaining closed coal mines from legacy acquisitions. The company is compliant with German regulations pertaining to the maintenance of the mines and has an accrual related to certain of these coal mine shafts based on an engineering study estimating the cost of remediating the dangers (such as a shaft collapse) of certain of these closed coal mine shafts in Germany. The reserve is reviewed annually and calculated based upon the cost of remediating the shafts that the study deems most risky. Further information regarding the coal mine liability reserve is provided in Note 10 of the Notes to Consolidated Financial Statements included in this report.

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

Our revenues may vary significantly from period to period.

Our revenues may vary significantly from one accounting period to another due to a variety of factors including:

•	changes in our customers’ buying decisions;
•	changes in demand for our products;
•	our product mix;

•	our effectiveness in managing manufacturing processes;
•	costs and timing of our component purchases;
•	the effectiveness of our inventory control;
•	the degree to which we are able to utilize our available manufacturing capacity;
•	our ability to meet delivery schedules;
•	general economic and industry conditions;
•	local conditions and events that may affect our production volumes, such as labor conditions and political instability; and
•	seasonality of certain product lines.

The bankruptcy or insolvency of a major customer could adversely affect us.

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

Our operating activities outside the United States contribute significantly to our revenues and earnings. Serving a global customer base and remaining competitive in the global marketplace requires the company to place our production in countries outside the United States, including emerging markets, to capitalize on market opportunities and maintain a cost-efficient structure. In addition, we source a significant amount of raw materials and other components from third-party suppliers in low-cost countries. Our international operating activities are subject to a number of risks generally associated with international operations, including risks relating to the following:

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

Federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our manufacturing processes or in our finished goods. These environmental regulations have required us to expend a portion of our resources and capital on relevant compliance programs. Under these laws and regulations, we could be held financially responsible for remedial measures if our current or former properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. We may be subject to additional common law claims if we release substances that damage or harm third parties. In addition, future changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs. Any failure to comply with new or existing environmental laws or regulations could subject us to significant liabilities and could have a material adverse effect on our business, financial condition or results of operations.

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

The company is responsible for the maintenance of discontinued coal mining operations in Germany.  To date there have been no claims by any regulatory agency that would require the company to incur regulatory environmental remediation.  The risk of environmental remediation exists and the company is in the process of remediating the mines considered to be the most at risk.

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

The market price of our stock has fluctuated widely. Between January 2, 2010 and January 1, 2011, the closing sale price of our common stock ranged between a low of $28.96 and a high of $48.75, experiencing greater volatility over that time than the broader markets. The volatility of our stock price may be related to any number of factors, such as general economic conditions, industry conditions, analysts’ expectations concerning our results of operations, or the volatility of our revenues as discussed above under “Our Revenues May Vary Significantly from Period to Period.” The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

LITTELFUSE FACILITIES

The company’s operations are located in 39 owned or leased facilities worldwide, representing an aggregate of 1,420,338 square feet. The company’s corporate headquarters is located in the U.S. in Chicago, Illinois.  The company has North American manufacturing facilities in Saskatoon, Canada, Piedras Negras, Mexico and Melchor Muzquiz, Mexico.  The manufacturing facilities previously located in Irving, Texas and Matamoros, Mexico were closed in 2010.  During 2010, the European headquarters and the primary European distribution center, previously located in Utrecht, the Netherlands, until the property was sold in 2010, were relocated to Dünsen, Germany. A manufacturing plant currently located in Dünsen, Germany is expected to close in 2011.  The company is currently marketing for sale its Des Plaines, Illinois, property and Dundalk, Ireland, facility, both of which closed during fiscal year 2009. The Des Plaines building was demolished in 2010 to facilitate the sale of the underlying property. Asia-Pacific operations include sales and distribution centers located in Singapore, Taiwan, Japan, China and Korea, with manufacturing plants in China, Taiwan and the Philippines. The manufacturing plant in Taiwan is expected to close in 2011. The company does not believe that it will encounter any difficulty in renewing its existing leases upon the expiration of their current terms. Management believes that the company’s facilities are adequate to meet its requirements for the foreseeable future.

The following table provides certain information concerning the company’s facilities at January 1, 2011, and the use of these facilities during fiscal 2010:

Location	Use	Size (sq. ft.)	Lease/Own	Lease Expiration Date	Primary Product
Chicago, Illinois	Administrative, Engineering, Research and Testing	54,838	Leased	2024	Auto, Electronics and Electrical
Elk Grove Village, Illinois	Engineering and Research	5,000	Leased	2011	Auto and Electronics
Bensenville, Illinois	Research and Development	3,140	Leased	2013	Electronic
Champaign, Illinois	Research and Development	13,503	Leased	2025	Auto and Electronics
Campbell, California	Engineering	1,710	Leased	2011	Electronics

Birmingham, Michigan	Sales	2,076	Leased	2011	Auto
Boston, Massachusetts	Administrative, Engineering, Research and Development	26,000	Leased	2016	Auto
Schertz, Texas	Warehouse and Distribution	32,000	Leased	2014	Auto
Melchor Muzquiz, Mexico	Manufacturing	39,365	Leased	2016	Auto
Savoy, Illinois	Warehouse	566	Leased	2011	Electrical
Piedras Negras, Mexico	Administrative / Manufacturing	99,822	Leased	2015	Auto
Piedras Negras, Mexico	Manufacturing	68,088	Leased	2012	Electrical
Piedras Negras, Mexico	Manufacturing	22,381	Leased	2012	Electrical
Piedras Negras, Mexico	Manufacturing	164,785	Owned	—	Auto
Eagle Pass, Texas	Distribution	7,800	Leased	2011	Auto, Electronics and Electrical
Saskatoon, Canada	Manufacturing	67,500	Owned	—	Electrical
Sao Paulo, Brazil	Sales	380	Leased	2011	Electronic and Auto
Manaus, Brazil	Warehouse	2,002	Leased	2011	Electronic and Auto
Swindon, U.K.	Administrative	700	Leased	2011	Electronics
Essen, Germany	Administrative	8,378	Leased	2011	Auto and Electronics
Essen, Germany	Leased to third party	37,244	Owned	—	—
Dünsen, Germany	Manufacturing and Sales	43,966	Owned	—	Auto
Amsterdam, Netherlands	Warehouse	2,000	Leased	2012	Auto and Electronic
Dundalk, Ireland	Not in use/Idle	120,000	Owned	—	Electronic
Singapore	Sales and Distribution	1,572	Leased	2012	Electronics
Taipei, Taiwan	Sales	4,000	Leased	2011	Electronics
Seoul, Korea	Sales	3,643	Leased	2011	Auto and Electronics
Lipa City, Philippines	Manufacturing	116,046	Owned	—	Electronics
Lipa City, Philippines	Manufacturing	22,733	Leased	2011	Electronics
Dongguan, China	Manufacturing	24,600	Leased	2013	Electronics
Suzhou, China	Manufacturing	143,458	Owned	—	Electronics
Beijing, China	Sales	344	Leased	2012	Electronics
Shenzen, China	Sales	3,100	Leased	2015	Electronics
Shanghai, China	Sales	4,774	Leased	2012	Electronics
Yangmei, Taiwan	Manufacturing, Sales, Distribution and Administrative	40,080	Owned	—	Electronics
Chu-Pei City, Taiwan	Research and Development	5,328	Leased	2013	Electronics
Wuxi, China	Manufacturing	221,429	Owned	—	Electronics
Hong Kong, China	Sales	2,478	Leased	2012	Electronics
Yokohama, Japan	Sales	3,509	Leased	2012	Electronics

Properties with lease expirations in 2011 renew at various times throughout the year. The company does not anticipate any material impact as a result of such expirations.

ITEM 3. LEGAL PROCEEDINGS.

The company is not a party to any legal proceedings that it believes will have a material adverse effect upon the conduct of its business or its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the company’s stockholders during the fourth quarter of fiscal 2010.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of the company’s common stock are traded under the symbol “LFUS” on the NASDAQ Global Select MarketSM. As of February 18, 2011, there were 116 holders of record of the company’s common stock.

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

In the case of the Russell 2000 Index and the Dow Jones Electrical Components and Equipment Industry Group Index, a $100 investment made on December 31, 2005, and reinvestment of all dividends is assumed. In the case of the company, a $100 investment made on December 31, 2005, is assumed (the company paid no dividends in 2006, 2007, 2008, or 2009. The company did pay dividends in 2010). Returns are at December 31 of each year, with the exception of 2006, 2007, 2008, 2009, and 2010 for the company, which are at December 30, 2006, December 29, 2007, December 27, 2008, January 2, 2010, and January 1, 2011, respectively, which in each case was the last day of the company’s respective fiscal year.

The company previously had not paid any cash dividends prior to fiscal 2010. In the fourth quarter of 2010, a dividend of $0.15 per common share was paid by the company. Future dividend policy will be determined by the Board of Directors based upon its evaluation of earnings, cash availability and general business prospects. Currently, there are restrictions on the payment of dividends contained in the company’s credit agreements that relate to the maintenance of a minimum net worth and certain financial ratios. However, the company expects to continue paying cash dividends on a quarterly basis for the foreseeable future.

The table below provides information with respect to purchases by the company of shares of its common stock during each fiscal month of the fourth quarter of fiscal 2010:

ISSUER PURCHASES OF EQUITY SECURITIES – Fourth Quarter

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 3, 2010 to Oct. 30, 2010	72,483	$41.96	72,483	357,377
Oct. 31, 2010 to Nov. 27, 2010	1,154	$42.03	1,154	356,223
Nov. 28, 2010 to Jan. 1, 2011	—	—	—	356,223
Total	73,637	$41.98	73,637

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2010 to April 30, 2011, of which 643,777 shares have been purchased, at an average price of $39.42, through January 1, 2011, and 356,223 shares may yet be purchased under the program as of January 1, 2011.

The company withheld 11,207 shares of stock in lieu of withholding taxes on behalf of employees who became vested in restricted stock option grants during fiscal 2010. Shares withheld were 7,251 during the period May 1, 2010 to May 29, 2010 and 3,956 during the period July 3, 2010 to July 31, 2010.  Shares withheld are classified as Treasury Shares on the Consolidated Balance Sheet.

The table below provides information with respect to the company’s quarterly stock prices and cash dividends declared and paid for each quarter during fiscal 2010 and 2009:

	2010				2009
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$49.09	$44.65	$43.83	$40.18	$33.19	$28.79	$20.74	$18.11
Low	41.39	30.74	30.54	28.30	24.37	19.63	10.30	8.82
Close	47.06	43.79	31.32	38.13	32.15	26.71	20.65	10.60
Dividends	0.15	—	—	—	—	—	—	—

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

	2010	2009	2008	2007	2006*
Net sales	$608,021	$430,147	$530,869	$536,144	$534,859
Gross profit	233,872	125,361	143,669	171,537	161,263
Operating income	107,574	13,695	8,495	51,309	28,858
Income from continuing operations	78,663	9,411	8,016	36,835	23,236
Net income	78,663	9,411	8,016	36,835	23,824
Per share of common stock:
Income from continuing operations
- Basic	3.58	0.43	0.37	1.66	1.04
- Diluted	3.52	0.43	0.37	1.64	1.03
Cash dividends paid	0.15	—	—	—	—
Cash and cash equivalents	109,720	70,354	70,937	64,943	56,704
Total assets	621,129	533,127	538,928	491,365	464,966
Long-term debt, less current portion	41,000	49,000	72,000	1,223	1,785
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

Business Segment Information

U.S. Generally Accepted Accounting Principles (GAAP) dictates annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Within U.S. GAAP, an operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM is the company’s President and Chief Executive Officer.

The company reports its operations by three business unit segments: Electronics, Automotive and Electrical. The following table is a summary of the company’s operating segments’ net sales by business unit and geography (in thousands):

	Fiscal Year
	2010	2009	2008
Business Unit
Electronics	$389.9	$263.0	$342.5
Automotive	130.3	98.5	126.9
Electrical	87.8	68.6	61.5
Total	$608.0	$430.1	$530.9

Geography*
Americas	$227.7	$166.1	$201.8
Europe	115.1	83.4	118.6
Asia-Pacific	265.2	180.6	210.5
Total	$608.0	$430.1	$530.9
* Sales are defined based upon shipped to destination.

Business unit segment information is described more fully in Note 15 of the Notes to Consolidated Financial Statements. The following discussion provides an analysis of the information contained in the Consolidated Financial Statements and accompanying notes beginning on page 40 at January 1, 2011 and January 2, 2010, and for the three fiscal years ended January 1, 2011, January 2, 2010 and December 27, 2008.

Results of Operations — 2010 Compared with 2009

Net sales increased in the current year to $608.0 million compared to $430.1 million in 2009 reflecting strong growth in all market segments and geographies. The Automotive business segment sales increased $31.8 million or 32% to $130.3 million. The Electronics business segment sales increased $126.9 million or 48% to $389.9 million, and the Electrical business segment sales increased $19.2 million or 28% to $87.8 million. Sales levels were negatively impacted in 2009 due to the sharp downturn in the global economy and credit crisis. The strong revenue growth in 2010 was the result of the global economic recovery, distributor inventory replenishment and effective execution of the company’s strategic growth plans. The company experienced $1.4 million in favorable currency effects in 2010 as compared to 2009. This favorable impact resulted primarily from sales denominated in the Canadian dollar, Japanese yen and Korean won and were offset by the unfavorable impact of sales denominated in euros.

The increase in Automotive sales was due to continued growth in Asian demand for passenger vehicles and recovery in the North American and European passenger vehicle and off-road truck and bus markets. The positive impact from increases in sales volume in 2010 was partially offset by unfavorable currency effects of $1.9 million mainly due to the weaker euro.

The increase in Electronics sales reflected stronger demand and distributor inventory replenishment in all three geographic regions as well as successful new product introductions and other market share gains. The positive impact from an increase in volume was offset by net unfavorable currency effects of $0.3 million largely due to the weakness of the euro, partially offset by the favorable impact of a stronger Japanese yen and Korean won.

The increase in Electrical sales was due to continued strong growth for protection relays and custom products driven primarily by strength in the potash mining market. Additionally, electrical fuse products realized steady improvement in demand as the industrial market continued to recover in 2010. The Electrical segment experienced net favorable currency effects of $3.6 million primarily from sales denominated in the Canadian dollar.

On a geographic basis, sales in the Americas increased $61.6 million or 37% in 2010 compared to 2009. This increase resulted from increases at all three of the company’s business segments. Automotive sales increased $8.1 million or 23% primarily reflecting recovery in the passenger vehicle market. Electronics sales increased $35.3 million or 55% reflecting strong end market demand and distributor restocking. Electrical sales increased $18.2 million or 27% resulting from an increase in demand for protection relays, custom products and power fuses. The Americas region also experienced $3.6 million in favorable currency effects resulting from sales denominated in the Canadian dollar.

Europe sales increased $31.7 million or 38% in 2010 compared to 2009. This increase resulted from increases at all three of the company’s business segments. Automotive sales increased $13.4 million or 29% reflecting strong end market demand and increased production resulting from the economic recovery in Europe during 2010. Electronics sales increased $18.0 million or 48% reflecting strong end market demand and distributor inventory replenishment. Electrical sales increased $0.3 million. Current year results included unfavorable currency effects of $5.6 million, reflecting a weaker euro in 2010.

Asia-Pacific sales increased $84.6 million or 47% in 2010 compared to 2009. This increase resulted from increases at all three of the company’s business segments. Automotive sales increased $10.4 million or 59% reflecting continued increased demand for passenger vehicles in the developing Asian markets as well as gains in market share. Electronics sales increased $73.6 million or 46% primarily reflecting  growth in demand for consumer products and restocking by distributors. Electrical sales increased $0.6 million or 41%.  Current year results included favorable currency translation effects of $3.2 million primarily due to the impact of a stronger Japanese yen and Korean won.

Gross profit was $233.9 million or 38.5% of sales in 2010, compared to $125.4 million or 29.1% of sales in 2009. The increase in gross profit margin percentage in 2010 resulted from operating leverage on higher sales, an improved cost structure due to consolidation of manufacturing facilities and the impact of  restructuring activities in 2009. The company recorded approximately $4.2 million of restructuring charges in cost of sales in 2009 due primarily to the reorganization of the company’s European and Asian operations. The European restructuring charges included the transfer of its manufacturing operations from Dünsen, Germany, to Piedras Negras, Mexico. The Asian restructuring included the planned closure of a manufacturing facility in Taiwan.

The company continues to focus heavily on research and development (R&D) to develop new solutions for customers and expand product offerings. During 2010, the company continued moving R&D operations to lower cost locations closer to its customers. R&D operations are now in Canada, China, Germany, the Philippines and Mexico, as well as the United States.

Total operating expense was $126.3 million or 20.8% of net sales for 2010 compared to $111.7 million or 26.0% of net sales for 2009. The increase in operating expenses primarily reflects the increased cost of company incentive programs driven by significantly improved financial performance in 2010. Higher transportation costs driven by higher sales volumes also contributed to the increase in operating expenses. Operating expenses as a percentage of sales improved in 2010 as compared to 2009 as a result of cost reduction plans initiated in 2009 resulting in improved operating efficiencies across the company.

Operating income was $107.6 million or 17.7% of net sales in 2010 compared to $13.7 million or 3.2% of net sales in the prior year. The increase in operating income in the current year was due primarily to the increase in sales and reduction in costs as described above.

Interest expense, net, decreased to $1.4 million in 2010 compared to $2.4 million for 2009 primarily due to lower borrowing in 2010.

Other expense (income), net, consisting of interest income, royalties, non-operating income and foreign currency items, was $1.5 million of income in 2010 compared to $0.5 million of expense in 2009. The increase reflected a favorable net change of approximately $1.3 million in foreign currency translation effects primarily due to the strengthening of the Philippine peso and Mexican peso against the U.S. dollar.

Income before income taxes was $107.7 million in 2010 compared to $10.8 million in 2009. Income tax expense was $29.0 million in 2010 compared to $1.4 million in 2009. The 2010 effective income tax rate was 27.0% compared to 13.2% in 2009. The increase in the 2010 effective tax rate reflects more income earned in high tax jurisdictions in 2010 (primarily the U.S.) as well as the favorable effects of one-time tax adjustments in 2009.

Results of Operations — 2009 Compared with 2008

Net sales decreased in 2009 to $430.1 million compared to $530.9 million in 2008. These results reflected sales declines in the Automotive segment of $28.4 million or 22% to $98.5 million, along with a decrease in sales in the Electronics segment of $79.5 million or 23% to $263.0 million, partially offset by an increase in sales in the Electrical segment of $7.1 million or 12% to $68.6 million. The Electrical segment sales included a full year of sales ($23.7 million) in 2009 from the acquisition of Startco Engineering Ltd. (“Startco”), which was acquired in the fourth quarter of 2008.

The decrease in Automotive sales was due primarily to the continued weak passenger car and truck markets across all geographies, resulting in sharp declines in global vehicle production, as OEMs had extended plant shutdowns. The negative impact from declines in volume was further impacted by unfavorable currency effects of $2.6 million in 2009, mainly due to the weaker euro.

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

Europe sales decreased $35.2 million or 30% in 2009 compared to 2008 due to decreased Automotive sales of $17.5 million and lower Electronics sales of $17.7 million due to the impact of the global recession and inventory de-stocking throughout the supply chain. Current year results included unfavorable currency effects of $3.4 million, reflecting a weaker euro in 2009.

Asia-Pacific sales decreased $29.9 million or 14% in 2009 compared to the prior year mainly due to lower Electronics sales of $36.0 million, which was partially offset by higher Automotive sales of $5.1 million and Electrical sales $1.0 million. The weaker Electronics sales reflected the impact of the global recession and inventory de-stocking throughout the supply chain. The increase in Automotive sales reflected strong growth in the China market and gains in market share. Current year results included unfavorable currency translation effects of $0.7 million primarily due to a sharp decline in the Korean won partially offset by a favorable impact of a stronger Japanese yen.

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

The company recorded approximately $4.2 million of restructuring charges in cost of sales in 2009 due primarily to the reorganization of the company’s European and Asian operations. The European restructuring charges included the transfer of its manufacturing operations from Dünsen, Germany, to Piedras Negras, Mexico. The Asian restructuring included the planned closure of a manufacturing facility in Taiwan. The 2009 restructuring charges to cost of sales were approximately $4.6 million lower than restructuring charges to cost of sales for 2008.

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

Interest expense, net, decreased to $2.4 million in 2009 compared to $3.4 million for 2008 primarily due to a $1.1 million loss on an interest rate swap transaction recognized in 2008.

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

Term Loan

On September 29, 2008, the company entered into a Loan Agreement with various lenders that provides the company with a five-year term loan facility of up to $80.0 million for the purposes of (i) refinancing certain existing indebtedness; (ii) funding working capital needs; and (iii) funding capital expenditures and other lawful corporate purposes, including permitted acquisitions. The Loan Agreement also contains an expansion feature, pursuant to which the company may from time to time request incremental loans in an aggregate principal amount not to exceed $40.0 million. The company had $49.0 million outstanding at January 1, 2011. Further information regarding this arrangement is provided in Note 6 of the Notes to Consolidated Financial Statements included in this report.

The Loan Agreement requires the company to meet certain financial tests, including a consolidated leverage ratio and a consolidated interest coverage ratio. The Loan Agreement also contains additional affirmative and negative covenants which, among other things, impose certain limitations on the company’s ability to merge with other companies, create liens on its property, incur additional indebtedness, enter into transactions with affiliates except on an arm’s length basis, dispose of property, or issue dividends or make distributions. At January 1, 2011, and for the year then ended, the company was in compliance with these covenants. The Loan Agreement does not impact the existing debt covenants in the revolving credit facility described below.

Revolving Credit Facilities

On January 28, 2009, the company entered into an unsecured financing arrangement with a Canadian bank that provided a CAD 10.0 million (equivalent to approximately $10.0 million at January 1, 2011) revolving credit facility, for capital expenditures and general working capital, which expires on July 21, 2011. This facility consists of prime-based loans and overdrafts, bankers’ acceptances and U.S. base rate loans and overdrafts, and is guaranteed by the company. As of January 1, 2011, the company had approximately CAD 10.0 million (equivalent to approximately $10.0 million) available under the revolving credit.

This agreement contains covenants that, among other matters, impose limitations on future mergers, sales of assets, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. As of the fiscal year ended 2010, the company was in compliance with all covenants.

The company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the company and agreement with the lenders, which expires on July 21, 2011. At January 2, 2010, the company had available $50.0 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 0.500% (0.76% as of January 1, 2011).

The domestic bank credit agreement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At January 1, 2011, and for the year then ended, the company was in compliance with these covenants.

Other Obligations

The company had $2.3 million available in letters of credit at January 1, 2011. No amounts were drawn under these letters of credit at January 1, 2011.

Cash Flows and Working Capital

The company started 2010 with $70.4 million of cash. Net cash provided by operating activities in 2010 was approximately $104.1 million in the year and included $78.7 million in net income and $46.1 million in non-cash adjustments (primarily $32.0 million in depreciation and amortization), partially offset by $20.7 million of changes in operating assets and liabilities.

Changes in various operating assets and liabilities (including short-term and long-term items) that negatively impacted cash flows in 2010 consisted of increases in accounts receivable ($12.8 million) and inventories ($15.1 million), a decrease in accounts payable ($1.8 million) and accrued expenses (including post-retirement) ($13.6 million). The increase in accounts receivable result from increased sales activity. The increase in inventory results from increased sales activity and production rates in addition to higher prices for raw materials. Additionally, the company made contributions to its domestic and foreign pension plans of $16.2 million in 2010.  Positively impacting cash flows were increases in accrued payroll and severance ($2.4 million), accrued taxes ($14.9 million), and a decrease in prepaid expenses and other current assets ($5.4 million).

Net cash used in investing activities in 2010 was approximately $65.7 million and included $22.4 million in purchases of property, plant and equipment (primarily related to the company’s plant expansion and new facilities in the Asia-Pacific region), and a net $48.3 million for the acquisition of Cole Hersee during the fourth quarter of 2010, partially offset by $5.0 million in cash receipts from the sale of property, plant and equipment. The majority of the receipts from asset sales resulted from the sale of the company’s land and building at its Utrecht, Netherlands location.

Net cash provided by financing activities in 2010 was approximately $2.2 million, which included $10.7 million in net proceeds from borrowing and $18.5 million in cash proceeds from the exercise of stock options. Additionally the company repurchased $25.4 million of its common stock during 2010 and paid a cash dividend of $3.3 million during the fourth quarter of 2010. The net payments from debt include $21.0 million in gross payments under the company’s term loan discussed above. Further information regarding the company’s debt is provided in Note 6 of the Notes to Consolidated Financial Statements included in this report.

The effect of exchange rate changes decreased cash by $1.2 million in 2010. The net cash provided by operating activities less net cash used in financing and investing activities plus the effect of exchange rate changes, resulted in a $39.4 million increase in cash and cash equivalents in 2010. This left the company with a cash balance of $109.7 million at the end of 2010.

Days sales outstanding (DSO) in accounts receivable decreased to 58 days at year-end 2010 (excluding the year-end Cole Hersee balance), compared to 61 days at year-end 2009 and 53 days at year-end 2008. DSO in 2008 was unusually low due to the sharp drop-off in sales at the end of the year. The DSO levels for 2010 and 2009 of 58 and 61 days respectively, are more typical of what is expected going forward. Days inventory outstanding was 70 days at year-end 2010 (excluding the year-end Cole Hersee balance), compared to 62 days at year-end 2009 and 72 days at year-end 2008.

The ratio of current assets to current liabilities was 2.9 to 1 at year-end 2010, compared to 3.2 to 1 at year-end 2009 and 3.1 to 1 at year-end 2008. The change in the current ratio at the end of the 2010 compared to the prior year reflected increased current liabilities in 2010, primarily related to higher current portion of long term debt balances as well as higher accrued payroll and accrued income tax balances offset by lower accrued severance balances. The carrying amounts of total debt increased $10.8 million in 2010, compared to a decrease of $16.8 million in 2009 and an increase of $66.7 million in 2008, due to an increase in the amount borrowed under the revolving credit facility in 2010.  The ratio of long-term debt to equity was 0.09 to 1 at year-end 2010, compared to 0.13 to 1 at year-end 2009 and 0.22 to 1 at year-end 2008. Further information regarding the company’s debt is provided in Note 6 of the Notes to Consolidated Financial Statements included in this report.

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

The company’s capital expenditures were $22.4 million in 2010, $15.5 million in 2009 and $51.3 million in 2008. Higher capital expenditures in 2008 were primarily related to facilities and equipment to support the manufacturing transfers to Asia and Mexico. The company expects capital expenditures in 2011 will be approximately $29 to $32 million with the largest portion related to the completion of facility moves, capacity expansion and new product development. The company expects to fund 2011 capital investments from operating cash flows.

The company’s Board of Directors has authorized the company to repurchase up to 1 million shares of its common stock, from time to time, depending on market conditions. The company repurchased 643,777 of its common shares in 2010 for $25.4 million and 218,000 common shares for $6.6 million in 2008. The company did not repurchase any common shares during 2009. As of January 1, 2011, the company is authorized to purchase up to 356,223 additional shares of its common stock.

Contractual Obligations and Commitments

The following table summarizes contractual obligations and commitments as of January 1, 2011:

(In thousands )	Total	< 1 Year	> 1 - < 3 Years	> 3 - < 5 Years	> 5 Years
Term loan	$49,000	$8,000	$41,000	$—	$—
Revolving credit facility	25,000	25,000	—	—	—
Interest payments	1,618	805	813	—	—
Supplemental Executive Retirement Plan	2,290	31	62	62	2,135
Operating lease payments	40,247	6,493	8,422	6,094	19,238
Purchase obligations	24,079	24,079	—	—	—
Total	$142,234	$64,408	$50,297	$6,156	$21,373

Off-Balance Sheet Arrangements

As of January 1, 2011, the company did not have any off-balance sheet arrangements, as defined under the U.S. Securities and Exchange Commission rules. Specifically, the company was not liable for guarantees of indebtedness owed by third parties; the company was not directly liable for the debt of any unconsolidated entity, and the company did not have any retained or contingent interest in assets; and the company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. In 2009, the company entered into derivative financial instruments. Further information regarding these arrangements is provided in Note 7 of the Notes to Consolidated Financial Statements included in this report.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that eliminates the qualifying special purpose entity concept, changes the requirements for derecognizing financial assets and requires enhanced disclosures about transfers of financial assets. The guidance also revises earlier guidance for determining whether an entity is a variable interest entity, requires a new approach for determining who should consolidate a variable interest entity, changes when it is necessary to reassess who should consolidate a variable interest entity, and requires enhanced disclosures related to an enterprise’s involvement in variable interest entities. The guidance is effective for the first annual reporting period that begins after November 15, 2009. The company adopted the new accounting guidance on January 3, 2010, which did not have a material impact on its Consolidated Financial Statements.

In October 2009, the FASB issued authoritative guidance that amends earlier guidance addressing the accounting for contractual arrangements in which an entity provides multiple products or services (deliverables) to a customer. The amendments address the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable, by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The amendments also require that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The guidance is effective for fiscal years beginning on or after June 15, 2010. The company adopted the new accounting guidance on January 3, 2010, which did not have a material impact on its Consolidated Financial Statements.

In October 2009, the FASB issued authoritative guidance that amends earlier guidance for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of guidance for recognizing revenue from the sale of software, but would be accounted for in accordance with other authoritative guidance. The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted. The company does not believe that the adoption of this accounting guidance will have a material impact on its Consolidated Financial Statements.

In January 2010, the FASB issued additional guidance to improve fair value disclosures and increase the transparency in financial reporting. These enhancements include: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The company adopted the new accounting guidance on January 3, 2010, which did not have a material impact on its Consolidated Financial Statements.

In February 2010, the SEC issued a statement that reaffirms its support for the potential use of IFRS in the preparation of financial statements by U.S. registrants. It announced a work plan by which it is expected to make a determination in 2011 whether or not it will mandate the conversion to IFRS. As of October 2010, the SEC continues to anticipate making the determination in 2011 of whether, when, and how to incorporate IFRS into the U.S. domestic financial reporting system. The company is currently assessing the potential impact of IFRS on its Consolidated Financial Statements and will continue to review progress of the work plan.

In December 2010, the FASB issued authoritative guidance related to disclosure of supplementary pro forma information for business combinations. The guidance specified that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The company does not believe that the adoption of this new guidance will have a material impact on its Consolidated Financial Statements.

In December 2010, the FASB issued an authoritative guidance describing when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The amendments in this guidance modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The company expects to adopt this new guidance effective the beginning of fiscal year 2011, and does not expect it to have a material impact on its Consolidated Financial Statements.

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

Net Sales

Revenue Recognition: The company recognizes revenue on product sales in the period in which the sales process is complete. This generally occurs when products are shipped (FOB origin) to the customer in accordance with the terms of the sale, the risk of loss has been transferred, collectability is reasonably assured and the pricing is fixed and determinable. At the end of each period, for those shipments where title to the products and the risk of loss and rewards of ownership do not transfer until the product has been received by the customer, the company adjusts revenues and cost of sales for the delay between the time that the products are shipped and when they are received by the customer. The company’s distribution channels are primarily through direct sales and independent third party distributors.

Revenue and Billing: The company accepts orders from customers based on long term purchasing contracts and written sales agreements. Contract pricing and selling agreement terms are based on market factors, costs and competition. Pricing normally is negotiated as an adjustment (premium or discount) from the company’s published price lists. The customer is invoiced when the company’s products are shipped to them in accordance with the terms of the sales agreement.

Returns and Credits: Some of the terms of the company’s sales agreements and normal business conditions provide customers (distributors) the ability to receive price adjustments on products previously shipped and invoiced. This practice is common in the industry and is referred to as a “ship and debit” program. This program allows the distributor to debit the company for the difference between the distributors’ contracted price and a lower price for specific transactions. Under certain circumstances (usually in a competitive situation or large volume opportunity), a distributor will request authorization to reduce its price to its buyer. If the company approves such a reduction, the distributor is authorized to “debit” its account for the difference between the contracted price and the lower approved price. The company establishes reserves for this program based on historic activity and actual authorizations for the debit and recognizes these debits as a reduction of revenue.

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

4.	The risk ownership transfers to the company’s customers upon shipment and is not changed in the event of theft, physical destruction or damage of the product.

5.	The company bills at the ship date and establishes a reserve to reduce revenue from the in-transit time until the product is delivered for FOB destination sales.

6.	The company’s customers acquiring the product for resale have economic substance apart from that provided by Littelfuse. All distributors are independent of the company.

7.	The company does not have any obligations for future performance to bring about resale of the product by its customers.

8.	The company can reasonably estimate the amount of future returns.

Volume Rebates: The company offers incentives to certain customers to achieve specific quarterly or annual sales targets. If customers achieve their sales targets, they are entitled to rebates. The company estimates the future cost of these rebates and recognizes this estimated cost as a reduction to revenue as products are sold.

Allowance for Doubtful Accounts: The company evaluates the collectability of its trade receivables based on a combination of factors. The company regularly analyzes its significant customer accounts and, when the company becomes aware of a specific customer’s inability to meet its financial obligations, the company records a specific reserve for bad debt to reduce the related receivable to the amount the company reasonably believes is collectible. The company also records allowances for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and past experience. Historically, the allowance for doubtful accounts has been adequate to cover bad debts. If circumstances related to specific customers change, the estimates of the recoverability of receivables could be further adjusted.

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

Goodwill and Other Intangible Assets

The company annually tests goodwill for impairment on the first day of its fiscal fourth quarter or at an interim date if there is an event or change in circumstances that indicates the asset may be impaired. The company has four reporting units for goodwill testing purposes.  Management determines the fair value of each of its reporting units by using a discounted cash flow model (which includes forecasted five-year income statement and working capital projections, a market-based weighted average cost of capital and terminal values after five years) to estimate market value. In addition, the company compares its derived enterprise value on a consolidated basis to the company’s market capitalization as of its test date to ensure its derived value approximates the market value of the company when taken as a whole.

As of the most recent annual test conducted on October 2, 2010, the company concluded the fair value of each of the reporting units exceeded its carrying value of invested capital and therefore, no goodwill impairment existed. Specifically, the company noted that its headroom, defined as the excess of fair value over the carrying value of invested capital, was 85%, 64%, 253% and 141% for its electronics, automotive, base electrical, and protection relay and custom products reporting units, respectively, at October 2, 2010. Certain key assumptions used in the annual test included a discount rate of 14% and a long-term growth rate of 3% for all four reporting units.

In addition, the company performed a sensitivity test at October 2, 2010 that showed a 100 basis point increase in its discount rate or a 100 basis point decrease in the long-term growth rate for each reporting unit would not have changed the company’s conclusion that no goodwill impairment existed at October 2, 2010.

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

Long-Lived Assets

The company evaluates long-lived asset groups on an ongoing basis. Long-lived asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset group. If it is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. The company’s estimates of future cash flows from such assets could be impacted if it underperforms relative to historical or projected future operating results. The company recorded asset impairment charges of $3.0 million, $0.8 million and $3.2 million for the fiscal years ended 2010, 2009 and 2008 respectively. Further information regarding asset impairments is provided in Note 11 of the Notes to Consolidated Financial Statements included in this report.

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

Pension and Supplemental Executive Retirement Plan

Littelfuse has a number of company-sponsored defined benefit plans primarily in North America, Europe and the Asia-Pacific region. The company recognizes the full unfunded status of the plan on the balance sheet. Actuarial gains and losses and prior service costs and credits are recognized as a component of accumulated other comprehensive income. Accounting for pensions requires estimating the future benefit cost and recognizing the cost over the employee’s expected period of employment with the company. Certain assumptions are required in the calculation of pension costs and obligations. These assumptions include the discount rate, salary scales and the expected long-term rate of return on plan assets. The discount rate is intended to represent the rate at which pension benefit obligations could be settled by purchase of an annuity contract. These assumptions are subject to change based on stock and bond market returns and other economic factors. Actual results that differ from the company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect its recognized expense and accrued liability in such future periods. While the company believes that its assumptions are appropriate given current economic conditions and its actual experience, significant differences in results or significant changes in the company’s assumptions may materially affect its pension obligations and related future expense. Further information regarding these plans is provided in Note 12 of the Notes to Consolidated Financial Statements included in this report.

Stock-based Compensation

Stock-based compensation expense is recorded for stock-option grants, restricted stock and performance-based restricted stock awards based upon the fair values of the awards. The fair value of stock option awards is estimated at the grant date using the Black-Scholes option pricing model, which includes assumptions for volatility, expected term, risk-free interest rate and dividend yield. Expected volatility is based on implied volatilities from traded options on Littelfuse stock, historical volatility of Littelfuse stock and other factors. Historical data is used to estimate employee termination experience and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The company initiated a quarterly cash dividend in 2010 and expects to continue making cash dividend payments in the foreseeable future.

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

Total stock-based compensation expense was $5.2 million, $5.5 million and $5.1 million in 2010, 2009 and 2008, respectively. Further information regarding this expense is provided in Note 13 of the Notes to Consolidated Financial Statements included in this report.

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

Outlook

The company’s 2010 performance significantly rebounded from 2009 across all sectors. Sales for 2010 were $608.0 million compared to $430.1 million for 2009. Sales for 2011 are expected to be in the range of $670.0 to $690.0 million. Earnings for 2011 are expected to be in the range of $3.75 to $4.05 per diluted share. Capital expenditures for 2011 are expected to be in the range of $29.0 to $32.0 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The company is exposed to market risk from changes in interest rates, foreign exchange rates and commodities.

Interest Rates

The company had $74.0 million in debt outstanding at January 1, 2011, primarily related to the term loan, which is described above in Item 7 under Liquidity and Capital Resources. While the remaining portion of this debt has a variable interest rate, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are insignificant relative to earnings.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in Mexico, Canada, Germany, China, Taiwan and the Philippines. During 2010, sales to customers outside the U.S. were 69.1% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan and Taiwanese dollars.

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

Commodities

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper and zinc, where at current prices and volumes, a 10% price change in copper would affect pretax profit by approximately $2.6 million. A 10% change in zinc would affect pretax profit by approximately $0.8 million.

The cost of oil fluctuated dramatically over the past several years. Consequently, there is a risk that a return to high prices for oil and electricity in 2011 could have a significant impact on the company’s transportation and utility expenses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Littelfuse, Inc.

We have audited the accompanying consolidated balance sheets of Littelfuse, Inc. and subsidiaries (Company) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended January 1, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Littelfuse, Inc. and subsidiaries at January 1, 2011 and January 2, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Littelfuse, Inc. and subsidiaries’ internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Littelfuse, Inc.

We have audited Littelfuse, Inc.’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Littelfuse, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Littelfuse, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Littelfuse, Inc. and subsidiaries as of January 1, 2011 and January 2, 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended January 1, 2011, and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 25, 2011

CONSOLIDATED BALANCE SHEETS

(In thousands of USD)	January 1, 2011	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$109,720	$70,354
Accounts receivable, less allowances (2010 - $13,469; 2009 - $9,975)	97,753	79,521
Inventories	80,182	52,567
Deferred income taxes	10,588	13,804
Prepaid expenses and other current assets	13,882	18,196
Assets held for sale	6,831	9,573
Total current assets	318,956	244,015
Property, plant, and equipment:
Land	5,688	7,028
Buildings	53,089	55,466
Equipment	276,371	280,928
Accumulated depreciation	(205,001)	(207,500)
Net property, plant and equipment	130,147	135,922
Intangible assets, net of amortization:
Patents, licenses and software	11,211	12,451
Distribution network	9,752	10,837
Customer lists, trademarks and tradenames	20,865	13,363
Goodwill	112,687	94,986
Investments	11,660	11,742
Deferred income taxes	3,271	8,460
Other assets	2,580	1,351
Total assets	$621,129	$533,127
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,079	$23,646
Accrued payroll	24,186	13,291
Accrued expenses	10,307	8,561
Accrued severance	3,279	11,418
Accrued income taxes	14,997	4,525
Current portion of long-term debt	33,000	14,183
Total current liabilities	109,848	75,624
Long-term debt, less current portion	41,000	49,000
Accrued severance	486	421
Accrued post-retirement benefits	5,564	18,271
Other long-term liabilities	11,571	11,212
Shareholders’ Equity:
Preferred stock, par value $0.01 per share: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued and outstanding, 2010 –21,752,536; 2009 - 21,792,241	218	218
Treasury stock, at cost: 654,984 and 0 shares, respectively	(23,546)	—
Additional paid-in capital	150,548	130,870
Accumulated other comprehensive income	21,241	18,727
Retained earnings	304,056	228,641
Littelfuse, Inc. shareholders’ equity	452,517	378,456
Non-controlling interest	143	143
Total equity	452,660	378,599
Total liabilities and equity	$621,129	$533,127

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands of USD, except per share amounts)	January 1, 2011	January 2, 2010	December 27, 2008

Net sales	$608,021	$430,147	$530,869
Cost of sales	374,149	304,786	387,200
Gross profit	233,872	125,361	143,669

Selling, general and administrative expenses	103,671	88,506	107,239
Research and development expenses	17,602	18,134	24,069
Amortization of intangibles	5,025	5,026	3,866
Total operating expenses	126,298	111,666	135,174
Operating income	107,574	13,695	8,495

Interest expense, net	1,437	2,377	3,440
Other expense (income), net	(1,542)	481	(5,568)
Income before income taxes	107,679	10,837	10,623
Income taxes	29,016	1,426	2,607
Net income	$78,663	$9,411	$8,016

Income per share:
Basic	$3.58	$0.43	$0.37
Diluted	$3.52	$0.43	$0.37

Weighted-average shares and equivalent shares outstanding:
Basic	21,875	21,743	21,722
Diluted	22,214	21,812	21,826

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands of USD)	January 1, 2011	January 2, 2010	December 27, 2008
OPERATING ACTIVITIES
Net income	$78,663	$9,411	$8,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,980	31,596	28,333
Impairment of assets	2,988	829	3,169
Impairment of investments	—	—	2,787
Amortization of intangibles	5,025	5,026	3,866
Provision for bad debts	353	319	286
(Gain) loss on sale of property, plant and equipment	(615)	703	(511)
Stock-based compensation	5,243	5,503	5,058
Excess tax benefit on share-based compensation	(1,617)	(15)	(172)
Deferred income taxes	7,784	(2,905)	(3,947)
Pension settlement expenses	—	—	5,725
Changes in operating assets and liabilities:
Accounts receivable	(12,804)	(15,569)	23,080
Inventories	(15,147)	15,549	(6,593)
Accounts payable	(1,800)	4,360	(6,177)
Accrued expenses (including post-retirement)	(13,645)	(12,294)	3,048
Accrued payroll and severance	2,384	(9,018)	(15,705)
Accrued taxes	14,878	(3,322)	(3,462)
Prepaid expenses and other	5,399	(562)	(6,226)
Net cash provided by operating activities	104,069	29,611	40,575

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(22,433)	(15,536)	(51,288)
Purchase of businesses, net of cash acquired	(48,292)	(920)	(47,465)
Proceeds from sale of investment	—	133	—
Proceeds from sale of property, plant and equipment	4,997	1,558	4,479
Net cash used in investing activities	(65,728)	(14,765)	(94,274)

FINANCING ACTIVITIES
Proceeds from debt	39,345	32,374	190,500
Payments of debt	(28,624)	(50,076)	(123,912)
Proceeds from exercise of stock options	18,496	1,505	1,857
Cash dividends paid	(3,248)	—	—
Notes receivable, common stock	—	—	5
Excess tax benefit on share-based compensation	1,617	15	172
Purchases of common stock	(25,377)	—	(6,623)
Net cash provided by (used in) financing activities	2,209	(16,182)	61,999
Effect of exchange rate changes on cash and cash equivalents	(1,184)	753	(2,306)
Increase (decrease) in cash and cash equivalents	39,366	(583)	5,994
Cash and cash equivalents at beginning of year	70,354	70,937	64,943
Cash and cash equivalents at end of year	$109,720	$70,354	$70,937

See accompanying notes.

CONSOLIDATED STATEMENTS OF EQUITY

	Littelfuse, Inc. Shareholders’ Equity
(In thousands of USD)	Common Stock	Addl. Paid in Capital	Treasury Stock	Notes Rec. Common Stock	Accum. Other Comp. Inc. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 29, 2007	$219	$118,765	$—	$(5)	$17,361	$217,074	$143	$353,557
Comprehensive income (loss):
Net income for the year	—	—	—	—	—	8,016	—	8,016
Change in net unrealized gain on derivatives*	—	—	—	—	(403)	—	—	(403)
Min. pension liability adj.*	—	—	—	—	(11,653)	—	—	(11,653)
Unrealized loss on invest.*	—	—	—	—	(2,892)	—	—	(2,892)
Transfer of investment loss to income*	—	—	—	—	2,787	—	—	2,787
Foreign currency trans. adj.	—	—	—	—	(15,323)	—	—	(15,323)
Comprehensive income (loss)								(19,468)
Payments on notes receivable	—	—	—	5	—	—	—	5
Stock-based compensation	—	5,058	—	—	—	—	—	5,058
Purchase of 218,000 shares of common stock	(2)	(761)	—	—	—	(5,860)	—	(6,623)
Stock options exercised, including tax impact of ($361)	—	1,322	—	—	—	—	—	1,322
Balance at December 27, 2008	$217	$124,384	$—	$—	$(10,123)	$219,230	$143	$333,851
Comprehensive income (loss):
Net income for the year	—	—	—	—	—	9,411	—	9,411
Change in net unrealized gain on derivatives*	—	—	—	—	311	—	—	311
Min. pension liability adj. *	—	—	—	—	11,657	—	—	11,657
Unrealized gain on invest.*	—	—	—	—	8,648	—	—	8,648
Foreign currency trans. adj.	—	—	—	—	8,234	—	—	8,234
Comprehensive income (loss)								38,261
Stock-based compensation	—	5,503	—	—	—	—	—	5,503
Stock options exercised, including tax impact of ($521)	1	983	—	—	—	—	—	984
Balance at January 2, 2010	$218	$130,870	$—	$—	$18,727	$228,641	$143	$378,599
Comprehensive income:
Net income for the year	—	—	—	—	—	78,663	—	78,663
Change in net unrealized gain on derivatives*	—	—	—	—	92	—	—	92
Min. pension liability adj. *	—	—	—	—	(3,044)	—	—	(3,044)
Unrealized gain on invest.*	—	—	—	—	696	—	—	696
Foreign currency trans. adj.	—	—	—	—	4,770	—	—	4,770
Comprehensive income								81,177
Stock-based compensation	—	5,243	—	—	—	—	—	5,243
Withheld 11,207 shares on restricted stock grants for withholding taxes	—	—	(422)	—	—	—	—	(422)
Purchase of 643,777 shares of common stock	(6)	(2,247)	(23,124)	—	—	—	—	(25,377)
Stock options exercised, including tax impact of ($1,807)	6	16,682	—	—	—	—	—	16.688
Cash dividends paid ($0.15 per share)	—	—	—	—	—	(3,248)	—	(3,248)
Balance at January 1, 2011	$218	$150,548	$(23,546)	$—	$21,241	$304,056	$143	$452,660

*Including related tax impact.

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Other Information

Nature of Operations: Littelfuse, Inc. and its subsidiaries (the “company”) design, manufacture, and sell circuit protection devices for use in the automotive, electronic and electrical markets throughout the world.

Fiscal Year: The company’s fiscal year ended January 1, 2011 contained 52 weeks. The fiscal year ended January 2, 2010 contained 53 weeks and the fiscal year ended December 27, 2008 contained 52 weeks.

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

Goodwill: The company annually tests goodwill and indefinite lived intangible assets for impairment on the first day of its fiscal fourth quarter or at an interim date if there is an event or change in circumstances that indicates the asset may be impaired. The company has four reporting units for testing purposes. Management determines the fair value of each of its reporting units by using a discounted cash flow model (which includes forecasted five-year income statement and working capital projections, a market-based weighted average cost of capital and terminal values after five years) to estimate market value.  In addition, the company compares its derived enterprise value on a consolidated basis to the company’s market capitalization as of its test date to ensure its derived value approximates the market value of the company when taken as a whole.

As of the most recent annual test conducted on October 2, 2010, the company concluded the fair value of each of the reporting units exceeded its carrying value of invested capital and therefore, no goodwill impairment existed. Specifically, the company noted that its headroom, defined as the excess of fair value over the carrying value of invested capital, was 85%, 64%, 253% and 141% for its electronics, automotive, base electrical, and protection relay and custom products reporting units, respectively, at October 2, 2010. Certain key assumptions used in the annual test included a discount rate of 14.0% and a long-term growth rate of 3% for all four reporting units.

In addition, the company performed a sensitivity test at October 2, 2010 that showed a 100 basis point increase in its discount rate or a 100 basis point decrease in the long-term growth rate for each reporting unit would not have changed the company’s conclusion that no goodwill impairment existed at October 2, 2010.

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

Reclassifications: Certain items in the 2009 and 2008 financial statements have been reclassified to conform to the 2010 presentation.

Revenue Recognition: The company recognizes revenue on product sales in the period in which the sales process is complete. This generally occurs when products are shipped (FOB origin) to the customer in accordance with the terms of the sale, the risk of loss has been transferred, collectability is reasonably assured and the pricing is fixed and determinable. At the end of each period, for those shipments where title to the products and the risk of loss and rewards of ownership do not transfer until the product has been received by the customer, the company adjusts revenues and cost of sales for the delay between the time that the products are shipped and when they are received by the customer. The company’s distribution channels are primarily through direct sales and independent third party distributors.

Revenue and Billing: The company accepts orders from customers based on long term purchasing contracts and written sales agreements. Contract pricing and selling agreement terms are based on market factors, costs, and competition. Pricing normally is negotiated as an adjustment (premium or discount) from the company’s published price lists. The customer is invoiced when the company’s products are shipped to them in accordance with the terms of the sales agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Other Information, continued

Returns and Credits: Some of the terms of the company’s sales agreements and normal business conditions provide customers (distributors) the ability to receive price adjustments on products previously shipped and invoiced. This practice is common in the industry and is referred to as a “ship and debit” program. This program allows the distributor to debit the company for the difference between the distributors’ contracted price and a lower price for specific transactions. Under certain circumstances (usually in a competitive situation or large volume opportunity), a distributor will request authorization to reduce its price to its buyer. If the company approves such a reduction, the distributor is authorized to “debit” its account for the difference between the contracted price and the lower approved price. The company establishes reserves for this program based on historic activity and actual authorizations for the debit and recognizes these debits as a reduction of revenue.

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

Allowance for Doubtful Accounts: The company evaluates the collectability of its trade receivables based on a combination of factors. The company regularly analyzes its significant customer accounts and, when the company becomes aware of a specific customer’s inability to meet its financial obligations, the company records a specific reserve for bad debt to reduce the related receivable to the amount the company reasonably believes is collectible. The company also records allowances for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and past experience. Historically, the allowance for doubtful accounts has been adequate to cover bad debts. If circumstances related to specific customers change, the estimates of the recoverability of receivables could be further adjusted. However, due to the company’s diverse customer base and lack of credit concentration, the company does not believe its estimates would be materially impacted by changes in its assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Other Information, continued

Advertising Costs: The company expenses advertising costs as incurred, which amounted to $1.2 million in 2010, $1.1 million in 2009 and $2.3 million in 2008, and are included as a component of selling, general and administrative expenses.

Shipping and Handling Fees and Costs: Amounts billed to customers related to shipping and handling are classified as revenue. Costs incurred for shipping and handling of $10.9 million, $5.0 million, and $6.5 million in 2010, 2009 and 2008, respectively, are classified in selling, general and administrative expenses.

Restructuring Costs: The company incurred severance charges and plant closure expenses as part of the company’s on-going cost reduction efforts. These charges are included in cost of sales, selling, general and administrative expenses, or research and development expenses depending on the personnel being included in the charge. See Note 9 for additional information on restructuring costs.

Foreign Currency Translation: The company’s foreign subsidiaries use the local currency or the U.S. dollar as their functional currency, as appropriate. Assets and liabilities are translated using exchange rates at the balance sheet date, and revenues and expenses are translated at weighted average rates. The amount of foreign currency conversion recognized in the income statement related to currency translation were losses of $3.3 million and $0.4 million in 2010 and 2009, respectively and a gain of $2.3 million in 2008 and is included as a component of other expense (income), net. Adjustments from the translation process are recognized in “Shareholders’ Equity” as a component of “Accumulated other comprehensive income”.

Stock-based Compensation: The company recognizes compensation expense for the cost of awards of equity compensation using a fair value method. Benefits of tax deductions in excess of recognized compensation expense are reported both in operating and financing cash flows.

On certain occasions, the company has granted stock options for a fixed number of shares with an exercise price below that of the underlying stock on the date of the grant and recognizes compensation expense accordingly. This compensation expense has historically not been significant. See Note 13 for additional information on stock-based compensation.

Income Taxes: The company accounts for income taxes using the liability method.  Deferred taxes are recognized for the future effects of temporary differences between financial and income tax reporting using enacted tax rates in effect for the years in which the differences are expected to reverse. The company recognizes deferred taxes for temporary differences, operating loss carryforwards and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Federal and state income taxes are provided on the portion of foreign income that is expected to be remitted to the U.S. and be taxable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Other Information, continued

Subsequent Events: The company has evaluated subsequent events through February 25, 2011, the date the financial statements were issued.

Accounting Pronouncements: In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that eliminates the qualifying special purpose entity concept, changes the requirements for derecognizing financial assets and requires enhanced disclosures about transfers of financial assets. The guidance also revises earlier guidance for determining whether an entity is a variable interest entity, requires a new approach for determining who should consolidate a variable interest entity, changes when it is necessary to reassess who should consolidate a variable interest entity, and requires enhanced disclosures related to an enterprise’s involvement in variable interest entities. The guidance is effective for the first annual reporting period that begins after November 15, 2009. The company adopted the new accounting guidance on January 3, 2010, which did not have a material impact on its Consolidated Financial Statements.

In October 2009, the FASB issued authoritative guidance that amends earlier guidance addressing the accounting for contractual arrangements in which an entity provides multiple products or services (deliverables) to a customer. The amendments address the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable, by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The amendments also require that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The guidance is effective for fiscal years beginning on or after June 15, 2010 with early adoption allowed. The company adopted the new accounting guidance on January 3, 2010, which did not have a material impact on its Consolidated Financial Statements.

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

In January 2010, the FASB issued additional guidance to improve fair value disclosures and increase the transparency in financial reporting. These enhancements include: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The company adopted the new accounting guidance on January 3, 2010, which did not have a material impact on its Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Other Information, continued

In February 2010, the SEC issued a statement that reaffirms its support for the potential use of IFRS in the preparation of financial statements by U.S. registrants. It announced a work plan by which it is expected to make a determination in 2011 whether or not it will mandate the conversion to IFRS. As of October 2010, the SEC continues to anticipate making the determination in 2011 of whether, when, and how to incorporate IFRS into the U.S. domestic financial reporting system. The company is currently assessing the potential impact of IFRS on its Consolidated Financial Statements and will continue to review progress of the work plan.

In December 2010, the FASB issued authoritative guidance related to disclosure of supplementary pro forma information for business combinations. The guidance specified that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The company does not believe that the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

In December 2010, the FASB issued an authoritative guidance describing when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The amendments in this guidance modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The company expects to adopt this guidance effective the beginning of fiscal year 2011, and does not expect it to have a material impact on its Consolidated Financial Statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition of Business, continued

Startco purchase price allocation (in thousands):
Cash	$701
Current assets, net	6,438
Property, plant and equipment	5,000
Patents and product designs	5,300
Customer lists and backlog	7,225
Trademarks and tradenames	5,500
Goodwill	16,719
Other assets	32
Current liabilities	(5,610)
Deferred tax liability	(3,647)
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

On December 17, 2010, the company acquired the Cole Hersee Company (“Cole Hersee”), a leading manufacturer of power management products and heavy duty electromechanical and solid-state switches, for $50.0 million. The acquisition allows the company to further expand its off-road, truck and bus business. Cole Hersee is located in Boston, Massachusetts with manufacturing operations in Melchor Muzquiz, Mexico. The company funded the acquisition with available cash.

The following table sets forth the preliminary purchase price allocation for Cole Hersee’s net assets in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair market or net realizable values.

Cole Hersee preliminary purchase price allocation (in thousands):
Cash	$1,708
Current assets, net	18,108
Property, plant and equipment, net	5,603
Goodwill	17,543
Other intangibles	9,000
Other assets	532
Current liabilities	(2,302)
Other long-term liabilities	(192)
$50,000

All Cole Hersee goodwill and other assets and liabilities were recorded in the Automotive business unit segment and reflected in the Americas geographical area. These estimates are subject to revision after the company completes its fair value analysis, which will occur during 2011. Goodwill for the above acquisition is expected to be deductible for tax purposes.

Pro forma financial information is not presented for Cole Hersee or in the aggregate for the aforementioned acquisitions due to amounts not being materially different than actual results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Inventories

The components of inventories at January 1, 2011 and January 2, 2010 are as follows (in thousands):

	2010	2009
Raw materials	$20,994	$20,065
Work in process	9,719	9,111
Finished goods	49,469	23,391
Total	$80,182	$52,567

4. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by operating segment are as follows at January 1, 2011 and January 2, 2010 (in thousands):

	2010	Additions(a)	Adjust. (b)	2009	Reductions(c)	Adjust.(b)	2008
Electronics	$35,306	$—	$223	$35,083	$—	$(588)	$35,671
Automotive	41,370	17,543	(858)	24,685	—	292	24,393
Electrical	36,011	—	793	35,218	(13,915)	2,236	46,897
Total	$112,687	$17,543	$158	$94,986	$(13,915)	$1,940	$106,961
There were no accumulated goodwill impairment losses at January 1, 2011, January 2, 2010 or December 27, 2009.
(a) Automotive additions in 2010 of $17.5 million resulted from the acquisition of Cole Hersee.
(b) Adjustments reflect the impact of changes in foreign exchange rates.
(c) Electrical reductions in 2009 of $13.9 million resulted from the finalization of the Startco purchase price allocation.

The company recorded amortization expense of $5.0 million in both 2010 and 2009 and $3.9 million in 2008. The details of other intangible assets and related future amortization expense of existing intangible assets at January 1, 2011 and January 2, 2010 are as follows:

	2010			2009
(in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization
Patents, licenses and software(a)	11.9	$40,745	$29,534	11.9	$40,205	$27,754
Distribution network(a)	14.7	31,830	22,078	14.6	30,546	19,709
Customer lists, trademarks and tradenames(a)	14.9	22,341	7,318	14.7	14,103	6,299
Tradenames(a) (b)	—	5,842	—	—	5,559	—
Total		$100,758	$58,930		$90,413	$53,762
(a) Increase to gross carrying value for customer lists, trademarks and tradenames in 2010 are related to the preliminary Cole Hersee acquisition purchase price allocation discussed in Note 2.  Other changes are primarily due to the impact of changes in exchange rates.
(b) Tradenames with indefinite lives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Goodwill and Other Intangible Assets, continued

Estimated amortization expense related to intangible assets with definite lives at January 1, 2011 is as follows (in thousands):

2011	$5,752
2012	4,344
2013	3,821
2014	3,315
2015	2,916
2016 and thereafter	15,838
$35,986

5. Investments

Included in investments are shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company.  In addition, the company had an immaterial investment in Sumi Motherson, an Indian company, which was sold during the quarter ended September 26, 2009 for €0.1 million (approximately $0.2 million).  Both of these investments were acquired as part of the Littelfuse GmbH (formerly known as Heinrich Industries, AG) acquisition.  The company’s Polytronics shares held at the end of fiscal 2010 and 2009 represent approximately 8.0% of total Polytronics shares outstanding for both years. The fair value of the Polytronics investment was €8.8 million (approximately $11.7 million) at January 1, 2011 and €8.2 million (approximately $11.7 million) at January 2, 2010. Included in 2010 other comprehensive income is an unrealized gain of $0.7 million, due to the increase in fair market value of the Polytronics investment. The remaining movement year over year was due to the impact of changes in exchange rates.

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

6. Debt

The carrying amounts of long-term debt at January 1, 2011 and January 2, 2010 are as follows:

In thousands	2010	2009
Term loan	$49,000	$57,000
Revolving credit facility	25,000	6,183
	74,000	63,183
Less: Current maturities	33,000	14,183
Total	$41,000	$49,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Debt, continued

Term Loan

On September 29, 2008, the company entered into a Loan Agreement with various lenders that provides the company with a five-year term loan facility of up to $80.0 million for the purposes of (i) refinancing certain existing indebtedness; (ii) funding working capital needs; and (iii) funding capital expenditures and other lawful corporate purposes, including permitted acquisitions. The Loan Agreement also contains an expansion feature, pursuant to which the company may from time to time request incremental loans in an aggregate principal amount not to exceed $40.0 million. The company had $49.0 million outstanding on the term loan at January 1, 2011.

At the company’s option, any loan under the Loan Agreement bears interest at a rate equal to the applicable rate, as determined in accordance with the pricing grid set forth in the Loan Agreement, plus one of the following indexes: (i) LIBOR or (ii) the Base Rate (defined as the higher of (a) the prime rate publicly announced from time to time by the Agent under the Loan Agreement and (b) the federal funds rate plus 0.50%). Overdue amounts bear a fee of 2.0% per annum above the applicable rate. The actual interest rate paid on the term loan was approximately 1.8% for the year ended January 1, 2011.

The Loan Agreement requires the company to meet certain financial tests, including a consolidated leverage ratio and a consolidated interest coverage ratio. The Loan Agreement also contains additional affirmative and negative covenants which, among other things, impose certain limitations on the company’s ability to merge with other companies, create liens on its property, incur additional indebtedness, enter into transactions with affiliates except on an arm’s length basis, or dispose of property. At January 1, 2011, and January 2, 2010, and for the years then ended, the company was in compliance with these covenants. This Loan Agreement does not impact the existing debt covenants in the revolving credit facility described below.

Revolving Credit Facility

On January 28, 2009, the company entered into an unsecured financing arrangement with a Canadian bank that provided a CAD 10.0 million (equivalent to approximately $10.0 million at January 1, 2011) revolving credit facility, for capital expenditures and general working capital, which expires on July 21, 2011. This facility consists of prime-based loans and overdrafts, bankers’ acceptances and U.S. base rate loans and overdrafts, and is guaranteed by the company.  At January 1, 2011, the company had approximately CAD 10.0 million (equivalent to approximately $10.0 million) available under the revolving credit facility.  This agreement contains covenants that, among other matters, impose limitations on future mergers, sales of assets, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At January 1, 2011, the company was in compliance with all covenants.

The company has an unsecured domestic financing arrangement consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential increase of up to $125.0 million upon request of the company and agreement with the lenders, which expires on July 21, 2011. At January 1, 2011, the company had available $50.0 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 0.500% (0.76% as of January 1, 2011). The company also had $2.3 million available in letters of credit at January 1, 2011, and January 2, 2010, respectively. No amounts were outstanding under these letters of credit at fiscal year-end 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Debt, continued

The domestic bank credit agreement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At January 1, 2011, and January 2, 2010, and for the years then ended, the company was in compliance with these covenants.

Interest paid on debt was approximately $1.3 million in 2010, $2.3 million in 2009, and $3.4 million in 2008. Aggregate maturities of obligations at January 1, 2011, are as follows (in thousands):

2011	$33,000
2012	18,000
2013	23,000
$74,000

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

The company recognizes all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The fair value is based upon either market quotes for actively traded instruments or independent bids for non-exchange traded instruments. The company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions to the hedged risk. On the date the derivative is entered into, the company designates the derivative as a fair value hedge, cash flow hedge or a net investment hedge, and accounts for the derivative in accordance with its designation. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the company discontinues hedge accounting, and any deferred gains or losses are recorded in the respective measurement period. The company currently does not have any outstanding hedge instruments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Financial Instruments and Risk Management, continued

Cash Flow Hedge - Currency Risk Management

In January 2009, the company entered into a series of weekly forward contracts to buy Mexican pesos to manage its exposure to fluctuations in the cost of this currency through December 28, 2009. The company uses Mexican pesos to fund payroll and operating expenses at one of the company’s Mexico manufacturing facilities.  The operations of the Mexico facility are accounted for within an entity where the U.S. dollar is the functional currency. In September 2009, the company extended the arrangement through June 28, 2010. Amounts included in other comprehensive  income (loss) are reclassified into cost of sales in the period in which the hedged transaction is recognized in earnings. As of July 3, 2010, the company’s Mexican peso forward contracts expired.

Fair Value of Derivative Instruments

The fair values of derivative financial instruments recognized in the Consolidated Balance Sheets of the company are as follows (in thousands):

		Fair Value
Description	Balance Sheet Item	January 1, 2011	January 2, 2010
Derivative Assets - Hedges
Cash Flow Hedges	Prepaid expenses and other current assets	$—	$179
Total Derivative Assets		$—	$179

Net Derivative Gain or Loss

The effect of cash flow hedge derivative instruments on the Consolidated Statements of Income and Other Comprehensive Income (Loss) is as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss) into Income (Effective Portion)
	Twelve Months Ended		into Income	Twelve Months Ended
	January 1, 2011	January 2, 2010	(Effective Portion)	January 1, 2011	January 2, 2010
Commodity contracts	$—	$422	Cost of Sales	$—	$(593)
Foreign exchange contracts	92	(111)	Cost of Sales	(191)	358
Total	$92	$311		$(191)	$(235)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Financial Instruments and Risk Management, continued

Derivative Transactions

At January 1, 2011 and January 2, 2010, accumulated other comprehensive income (loss) included $0.0 million and $0.1 million in unrealized losses, respectively, for derivatives, net of income taxes.

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

Derivative instruments

The fair values of commodity derivatives are valued based on quoted futures prices for the underlying commodity and are categorized as Level 2. The fair values of interest rate and foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2.

The company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 3 during 2010 or 2009. There were no changes during the year ended January 1, 2011, to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of January 1, 2011 and January 2, 2010, the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Fair Value of Financial Assets and Liabilities, continued

The following table presents assets measured at fair value by classification within the fair value hierarchy as of January 1, 2011 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Available-for-sale securities	$11,660	$—	—	$11,660
Total	$11,660	$—	$—	$11,660

The following table presents assets measured at fair value by classification within the fair value hierarchy as of January 2, 2010 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Available-for-sale securities	$11,742	$—	$—	$11,742
Currency derivative contracts	—	179	—	179
Total	$11,742	$179	$—	$11,921

The company’s other financial instruments include cash and cash equivalents, accounts receivable and long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents and accounts receivable approximate their fair values. The company’s long-term debt fair value approximates book value at January 1, 2011 and January 2, 2010, respectively, as the long-term debt variable interest rates fluctuate along with market interest rates.

9. Restructuring

During 2006, the company announced the closing of its Ireland facility, resulting in restructuring charges of $17.1 million consisting of $20.0 million of accrued severance less a statutory rebate of $2.9 million recorded as a current asset, which were recorded as part of cost of sales. This restructuring, which impacted approximately 131 employees, is part of the company’s strategy to expand operations in Asia-Pacific region in order to be closer to current and potential customers and take advantage of lower manufacturing costs. The restructuring charges were based upon each employee’s salary and length of service with the company. The additions in 2009 and 2010 primarily relate to retention costs that were incurred during the transition period. These costs will be paid through 2011. All charges related to the closure of the Ireland facility were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred is $26.1 million. The company has incurred $26.1 million through January 1, 2011. A summary of activity of this liability is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Restructuring, continued

Ireland restructuring (in thousands)
Balance at December 27, 2008	$1,651
Additions	11
Payments	(1,454)
Exchange rate impact	(25)
Balance at January 2, 2010	183
Additions	80
Payments	—
Exchange rate impact	(15)
Balance at January 1, 2011	$248

During December 2006, the company announced the closure of its Irving, Texas facility and the transfer of its semiconductor wafer manufacturing from Irving, Texas to Wuxi, China in a phased transition from 2007 to 2010. A liability of $1.9 million was recorded related to redundancy costs for the manufacturing operation associated with this downsizing. This charge was recorded as part of cost of sales and included in “Other Operating Income (Loss)” for business unit segment reporting purposes. The additions in 2009 and 2010 primarily relate to retention costs that were incurred during the transition period. This restructuring impacted approximately 180 employees in various production and support related roles and will be paid over the period 2007 to 2011.

During March 2007, the company announced the closure of its Des Plaines and Elk Grove, Illinois, facilities and the transfer of its manufacturing from Des Plaines, Illinois to the Philippines and Mexico in a phased transition from 2007 to 2009. A liability of $3.5 million was recorded related to redundancy costs for the manufacturing and distribution operations associated with this restructuring. Manufacturing related charges of $3.0 million were recorded as part of cost of sales and non-manufacturing related charges of $0.5 million were recorded as part of selling, general and administrative expenses. All charges related to this downsizing were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The additions in 2008 and 2009 primarily relate to retention costs that were incurred during the transition period. This restructuring impacted approximately 307 employees in various production and support related roles and the costs relating to the restructuring were paid over the period 2007 to 2010.

During December 2008, the company announced a reduction in workforce at its Des Plaines, Illinois corporate headquarters in a phased transition from 2008 to 2010. A liability of $0.9 million was recorded associated with this downsizing. Manufacturing related charges of $0.3 million were recorded as part of cost of sales and non-manufacturing related charges of $0.6 million were recorded as part of selling, general and administrative expenses. All charges related to this downsizing were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. During 2009, an additional $1.1 million liability was recorded related to severance and retention costs at the Des Plaines facility. The remaining additions in 2009 and 2010 primarily relate to retention costs that will be incurred over the transition period. This restructuring impacted 39 employees in various production and support related roles and the costs relating to the restructuring will be paid over the period 2009 to 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Restructuring, continued

The total cost expected to be incurred for the Irving, Texas and Des Plaines and Elk Grove, Illinois related restructuring programs is $19.2 million. The company has incurred $19.2 million through January 1, 2011. A summary of activity of this liability is as follows:

Irving, Des Plaines and Elk Grove restructuring (in thousands)
Balance at December 27, 2008	$9,608
Additions	3,977
Payments	(8,993)
Balance at January 2, 2010	4,592
Additions	1,168
Payments	(4,324)
Balance at January 1, 2011	$1,436

During March 2008, the company announced the closure of its Matamoros, Mexico facility and the transfer of its semiconductor assembly and test operation from Matamoros, Mexico to its Wuxi, China facility and various subcontractors in the Asia-Pacific region in a phased transition over two years. A total liability of $4.4 million was recorded related to redundancy costs for the manufacturing operations associated with this downsizing. This charge was recorded as part of cost of sales and included in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred is $5.1 million. The total cost incurred through 2010 was $5.1 million with no further costs expected. The additions in 2009 and 2010 primarily relate to retention costs that were incurred during the transition period. This restructuring impacted approximately 950 employees in various production and support related roles and has been fully paid as of January 1, 2011.

A summary of activity of this liability is as follows:

Matamoros restructuring (in thousands)
Balance at December 27, 2008	$3,111
Additions	404
Payments	(1,749)
Exchange rate impact	(25)
Balance at January 2, 2010	1,741
Additions	137
Payments	(1,893)
Exchange rate impact	15
Balance at January 1, 2011	$—

During September 2008, the company announced the closure of its Swindon, U.K., facility, resulting in restructuring charges of $0.8 million, consisting of $0.3 million that was recorded as part of cost of sales and $0.5 million that was recorded as part of research and development expenses. These charges, which impact 10 employees, were primarily for redundancy costs and will be paid through 2011. Restructuring charges are based upon each employee’s current salary and length of service with the company. All charges related to the closure of the Swindon facility were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred is $1.3 million. The company has incurred $1.3 million through January 1, 2011. A summary of activity of this liability is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Restructuring, continued

Swindon, U.K., restructuring (in thousands)
Balance at December 27, 2008	$834
Additions	299
Payments	(1,048)
Balance at January 2, 2010	85
Additions	26
Payments	(53)
Balance at January 1, 2011	$58

During May 2009, the company announced the restructuring of its European organization. The restructuring included the transfer of its manufacturing operations from Dünsen, Germany to Piedras Negras, Mexico and the closure of its distribution facility in Utrecht, Netherlands. The Dünsen closure will impact approximately 58 production employees.

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

The total cost related to the European restructuring program expected to be incurred is $5.6 million. The company has incurred $5.6 million in costs, including asset impairment charges, through January 1, 2011. A summary of the activity of this liability is as follows:

European restructuring (in thousands)
Balance at December 27, 2008	$—
Additions	5,453
Payments	(686)
Exchange rate impact	87
Balance at January 2, 2010	4,854
Additions	135
Payments	(3,983)
Exchange rate impact	(155)
Balance at January 1, 2011	$851

During May 2009, the company also announced a restructuring of its Asian operations. The restructuring includes closure of a manufacturing facility in Taiwan and a consolidation of its Asian sales offices. The closure of the Taiwan facility and Asian sales offices will impact approximately 184 employees. The announced restructuring for both of the locations is expected to be completed by the third quarter of 2011. The charge recorded for this restructuring totaled $0.9 million and was related to severance and retention costs with $0.4 million and $0.5 million included within cost of sales and selling, general and administrative expenses, respectively.  All charges related to the closure and the consolidation of the Asian facilities were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The remaining additions in 2009 and 2010 primarily relate to retention costs that were incurred during the transition period. The total cost expected to be incurred is $1.7 million. The company has incurred $1.7 million through January 1, 2011 related to the Asian restructuring program. A summary of activity of this liability is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Restructuring, continued

Asian restructuring (in thousands)
Balance at December 27, 2008	$—
Additions	1,456
Payments	(291)
Exchange rate impact	38
Balance at January 2, 2010	1,203
Additions	278
Payments	(372)
Exchange rate impact	63
Balance at January 1, 2011	$1,172

10. Coal Mine Liability

Included in other long-term liabilities is an accrual related to former coal mining operations at Littelfuse GmbH (formerly known as Heinrich Industries, AG) for the amounts of €3.3 million ($4.4 million) and €3.8 million ($5.4 million) at January 1, 2011, and January 2, 2010, respectively.  Management accrues for losses associated with litigation and environmental claims based on management's best estimate of future costs when such losses are probable and reasonably able to be estimated.  Management uses, in conjunction with an independent third-party to prepare an annual engineering study, performs an annual evaluation of the former coal mining operations in order to develop its estimate of their probable future obligations in regard to remediating the dangers (such as a shaft collapse) of abandoned coal mine shafts in the former coal mining operations.  The ultimate determination can only be done after respective investigations because the concrete conditions are mostly unknown at this time.

The accrual recorded represents the lower end of management’s estimated range of potential future costs, which ranges from €3.36 million ($4.4 million) to €6.3 million ($7.6 million) at January 1, 2011 as management does not have reason to believe that any amount in the above range is a better estimate than another.  The accrual is not discounted as management cannot reasonably estimate when such remediation efforts will take place. While the ultimate exposure at these former coal mining operations continues to be evaluated, the company does not anticipate a material effect on its consolidated financial position or results of operations.

11. Asset Impairments

During 2010, based on an estimated fair value of $6.8 million, the company recorded a charge of approximately $3.0 million within selling, general and administrative expenses related to asset impairments which resulted from the downturn in the commercial real estate market. The impairment charges were associated with the closure of the company’s manufacturing facilities in Des Plaines, Illinois and Dundalk, Ireland. The charge was recognized as an “other” charge for segment reporting purposes. Impairment charges and fair value measurements related to these facilities were based on independent broker valuations (market approach) and are considered Level 3 assets within the fair value hierarchy for financial reporting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Asset Impairments, continued

During 2009, the company recorded a charge of approximately $0.8 million within selling, general and administrative expenses related to asset impairments. The impairment charge was associated with the closure of the company’s distribution facility located in Utrecht, Netherlands. The charge was recognized as an “other” charge for segment reporting purposes.

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

Liabilities resulting from the plan that covers employees in the Netherlands are settled annually through the purchase of insurance contracts. Separate from the foreign pension data presented below, net periodic expense for the plan covering the Netherlands employees was $0.0 million, $0.2 million, and $0.2 million in 2010, 2009 and 2008, respectively.

During the fourth quarter of 2010, the company elected to fully fund its German pension liability for approximately $10.2 million in cash. The German pension plan was frozen in 2009.

The company’s contributions are made in amounts sufficient to satisfy legal requirements. The company is not expected to be required to make a minimum funding contribution in accordance with the Employee Retirement Income Securities Act of 1974 (“ERISA”) for fiscal year 2011.

Total pension (income) expense was ($0.2) million, $1.4 million and $9.8 million in 2010, 2009 and 2008, respectively. The decrease in pension expense resulting in income in 2010 resulted from net earnings from plan assets that exceeded the required service and interest cost for the year. The decrease in pension expense for 2009 was due to the amendment and resulting freeze to the U.S. pension plan as noted in the following table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Benefit Plans, continued

Benefit plan related information is as follows:

	2010			2009
(In thousands)	U.S.	Foreign	Total	U.S.	Foreign	Total
Change in benefit obligation:
Benefit obligation at beginning of year	$58,774	$12,670	$71,444	$69,235	$12,369	$81,604
Service cost	500	266	766	866	323	1,189
Interest cost	3,927	591	4,518	4,076	735	4,811
Acquisition	25,230	—	25,230	—	—	—
Curtailment loss (gain)	—	8	8	(3,977)	(397)	(4,374)
Settlement loss (gain)	—	—	—	—	(1,199)	(1,199)
Net actuarial gain	7,124	726	7,850	(7,202)	1,430	(5,772)
Benefits paid from the trust	(4,291)	(99)	(4,390)	(4,224)	(104)	(4,328)
Benefits paid directly by company	—	(855)	(855)	—	(899)	(899)
Effect of exchange rate movements	—	(680)	(680)	—	412	412
Benefit obligation at end of year	$91,264	$12,627	$103,891	$58,774	$12,670	$71,444

Change in plan assets at fair value:
Fair value of plan assets at beginning of year	$52,645	$974	$53,619	$38,315	$2,017	$40,332
Actual return on plan assets	7,938	16	7,954	10,784	139	10,923
Employer contributions	6,000	10,186	16,186	7,770	—	7,770
Business acquisition	25,230	—	25,230	—	—	—
Benefits paid	(4,291)	(99)	(4,390)	(4,224)	(104)	(4,328)
Settlement loss (gain)	—	—	—	—	(1,199)	(1,199)
Effect of exchange rate movements	—	81	81	—	121	121
Fair value of plan assets at end of year	87,522	11,158	98,680	52,645	974	53,619
Net amount recognized/unfunded status	$(3,742)	$(1,469)	$(5,211)	$(6,129)	$(11,696)	$(17,825)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$—	$353	$353	$—	$446	$446
Accrued benefit liability	(3,742)	(1,822)	(5,564)	(6,129)	(12,142)	(18,271)
Net liability recognized	$(3,742)	$(1,469)	$(5,211)	$(6,129)	$(11,696)	$(17,825)
Accumulated other comprehensive loss (income)	$10,188	$405	$10,593	$5,984	$(385)	$5,599

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Benefit Plans, continued

Amounts recognized in accumulated other comprehensive income (loss), pre-tax consist of:

	2010			2009
(In thousands)	U.S.	Foreign	Total	U.S.	Foreign	Total
Net actuarial loss (gain)	$10,188	$423	$10,611	$5,984	$(363)	$5,621
Prior service (cost) credit	—	(18)	(18)	—	(22)	(22)
Net amount recognized / occurring, pre-tax	$10,188	$405	$10,593	$5,984	$(385)	$5,599

The estimated net actuarial loss (gain) which will be amortized from accumulated other comprehensive income (loss) into benefit cost in 2011 is less than $0.1 million.

	U.S.			Foreign
(In thousands)	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$500	$866	$3,241	$266	$323	$848
Interest cost	3,927	4,076	4,294	591	735	2,150
Expected return on plan assets	(5,018)	(4,343)	(5,053)	(15)	(72)	(1,353)
Amortization of prior service cost (credit)	—	2	10	(1)	(12)	(13)
Amortization of transition asset	—	—	—	—	—	(75)
Amortization of losses/(gains)	—	—	—	(3)	13	63
Total cost of the plan for the year	(591)	601	2,492	838	987	1,620
Expected plan participants’ contributions	—	—	—	—	—	—
Net periodic benefit cost	(591)	601	2,492	838	987	1,620
Settlement loss (curtailment gain)	—	74	—	27	(345)	5,725
Total expense for the year	$(591)	$675	$2,492	$865	$642	$7,345

Weighted average assumptions used to determine net periodic benefit cost for the years 2010, 2009 and 2008 are as follows:

	U.S.			Foreign
	2010	2009	2008	2010	2009	2008
Discount rate	7.0%	6.4/7.5%*	6.5%	5.6%	6.6%	5.2%
Expected return on plan assets	8.5%	8.5%	8.5%	1.5%	3.6%	4.2%
Compensation increase rate	—	4.5%	4.5%	4.8%	4.0%	3.5%
Measurement dates	1/01/10	1/01/09	1/01/08	1/01/10	1/01/09	1/01/08
* Denotes discount rate of 6.4% used through April 1, 2009, with an interest rate of 7.5% used thereafter.

The accumulated benefit obligation for the U.S. defined benefits plans was $66.0 million and $58.8 million at January 1, 2011 and January 2, 2010, respectively. The accumulated benefit obligation for the foreign plan was $0.9 million and $11.5 million at January 1, 2011 and January 2, 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Benefit Plans, continued

Weighted average assumptions used to determine benefit obligations at year-end 2010, 2009 and 2008 are as follows:

	U.S.				Foreign
	2010		2009	2008	2010	2009	2008
Discount rate	5.9/5.4	%*	7.0%	6.4%	5.3%	5.6%	6.6%
Compensation increase rate	—		—	4.5%	5.3%	4.8%	4.0%
Measurement dates	12/31/10		12/31/09	12/31/08	12/31/10	12/31/09	12/31/08
*5.9% used for the Littelfuse, Inc. plan and 5.4% used for the Cole Hersee plan.

Expected benefit payments to be paid to participants for the fiscal year ending are as follows (in thousands):

Year	U.S.	Foreign
2011	$5,017	$865
2012	5,027	1,258
2013	5,175	1,038
2014	5,332	854
2015	5,450	874

Defined Benefit Plan Assets

Based upon analysis of the target asset allocation and historical returns by type of investment, the company has assumed that the expected long-term rate of return will be 8.5% on the Littelfuse, Inc domestic plan assets, 7.5% on the Cole Hersee domestic plan assets and 1.5% on foreign plan assets. Assets are invested to maximize long-term return taking into consideration timing of settlement of the retirement liabilities and liquidity needs for benefits payments. Pension plan assets were invested as follows, and were not materially different from the target asset allocation:

	U.S. Asset Allocation		Foreign Asset Allocation
	2010	2009	2010	2009
Equity securities	70%	73%	3%	24%
Debt securities	29%	27%	2%	28%
Cash	1%	—	95%	48%
	100%	100%	100%	100%

The following table presents the company’s  U.S and German pension plan assets measured at fair value by classification within the fair value hierarchy as of  January 1, 2011 (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Benefit Plans, continued

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equities:
U.S. large cap growth funds	$—	$2,716	$—	$2,716
U.S. large cap value funds	—	2,637	—	2,637
U.S. large cap core funds	—	27,717	—	27,717
U.S. mid-cap core funds	—	8,550	—	8,550
U.S. small-cap growth funds	—	1,497	—	1,497
U.S. small-cap value funds	—	1,489	—	1,489
U.S. small cap core funds	—	3,369	—	3,369
International funds	—	13,311	—	13,311
Fixed income:
Investment grade corporate bond funds	—	28,648	—	28,648
High yield corporate bond funds	—	5,892	—	5,892
Inflation protected securities	1,324	—	—	1,324
Cash and equivalents	558	—	—	558
Total pension plan assets	$1,882	$95,826	$—	$97,708

Defined Contribution Plans

The company also maintains a 401(k) savings plan covering substantially all U.S. employees. The company matches 100% of the employee’s annual contributions for the first 4% of the employee’s gross wages. Employees vest in the company contributions after two years of service. Company matching contributions amounted to $1.1 million, $0.4 million and $0.6 million in each of the years 2010, 2009 and 2008, respectively.

On January 1, 2010, the company adopted a non-qualified Supplemental Retirement and Savings Plan. The company will provide additional retirement benefits for certain management employees and named executive officers by allowing participants to contribute up to 90% of their annual compensation with matching contributions of 4% and 5% of the participant’s annual compensation in excess of the IRS compensation limits.

The company previously provided additional retirement benefits for certain key executives through its unfunded defined contribution Supplemental Executive Retirement Plan (“SERP”). The company amended the SERP during 2009 to freeze contributions and set the annual interest rate credited to the accounts until distributed at the five-year Treasury constant maturity rate. The charge to expense for the SERP plan amounted to $0.1 million, $0.3 million and $0.4 million in each of the years 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Shareholders’ Equity

Equity Plans: The company has equity-based compensation plans authorizing the granting of stock options, restricted shares, restricted share units, performance shares, and other stock rights of up to 5,925,000 shares of common stock to employees and directors.

Stock options granted prior to 2002 vest over a five-year period and are exercisable over a ten-year period commencing from the date of vesting. The stock options granted in 2002 through February 2005, vest over a five-year period and are exercisable over a ten-year period commencing from the date of the grant. Stock options granted after February 2005, vest over a three, four or five-year period and are exercisable over either a seven or ten-year period commencing from the date of the grant. Restricted shares and share units granted by the company vest over three to four years.

The company also has performance share agreements under its equity-based compensation plans pursuant to which a target amount of performance share awards have been granted based on the company attaining certain financial performance goals relating to return on net tangible assets (for performance shares granted prior to 2008) or return on net assets (for performance shares granted in 2008 and 2009) and earnings before interest, taxes, depreciation and amortization over a three-year performance period. The performance-based restricted stock awards granted prior to 2008 vest in thirds over a three-year period (following the three-year performance period). When vested, half of the stock awards are paid in cash and half will be settled through the issuance of the company’s common stock. The performance-based restricted stock awards granted in 2008 and 2009 vest after a three-year performance period and are satisfied completely by the issuance of the company’s common stock at the end of the performance period. The fair value of the performance-based restricted stock awards that are settled in common stock is measured at the market price on the grant date, and the fair value of the portion paid in cash is measured at the current market price of a share.

The following table provides a reconciliation of outstanding stock options for the fiscal year ended January 1, 2011.

	Shares Under Option	Weighted Average Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (000’s)
Outstanding January 2, 2010	2,118,265	$29.46
Granted	107,924	42.13
Exercised	(558,844)	27.80
Forfeited	(104,545)	34.02
Outstanding January 1, 2011	1,562,800	30.63	4.0	$25,684
Exercisable January 1, 2011	1,059,554	31.80	3.5	16,173

The following table provides a reconciliation of nonvested restricted share and share unit awards for the twelve month period ending January 1, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Shareholders’ Equity, continued

	Shares	Weighted Average Grant-Date Fair Value
Nonvested January 2, 2010	181,534	$19.52
Granted	89,094	42.13
Vested	(55,170)	21.20
Forfeited	(6,616)	31.14
Nonvested January 1, 2011	208,842	28.36

The total intrinsic value of options exercised during 2010, 2009 and 2008 was $7.6 million, $0.2 million, and $0.5 million, respectively.

The following table provides a reconciliation of nonvested performance share awards (including only awards to be settled by the issuance of the company’s common stock) for the twelve month period ending January 1, 2011.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested January 2, 2010	40,550	$30.27
Granted	—	—
Vested	—	—
Forfeited	(40,550)	30.27
Nonvested January 1, 2011	—	—

The company recognizes compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the awards. At January 1, 2011, the unrecognized compensation cost for options, restricted shares and performance shares was $7.4 million before tax, and will be recognized over a weighted-average period of 2.0 years. Compensation cost included as a component of selling, general and administrative expense for all equity compensation plans discussed above was $5.2 million, $5.5 million and $5.1 million for 2010, 2009 and 2008, respectively. The total income tax benefit recognized in the Consolidated Statements of Income was $1.9 million, $2.1 million and $2.1 million for 2010, 2009 and 2008, respectively.

The company uses the Black-Scholes option valuation model to determine the fair value of awards granted. The weighted average fair value of and related assumptions for options granted are as follows:

	2010	2009	2008
Weighted average fair value of options granted	$17.40	$5.72	$11.65
Assumptions:
Risk-free interest rate	2.25%	2.19%	3.31%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	47.0%	43.5%	34.8%
Expected life of options	4.5 years	4.7 years	4.7 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Shareholders’ Equity, continued

Expected volatilities are based on the historical volatility of the company’s stock price. The expected life of options is based on historical data for options granted by the company and the SEC simplified method. The risk-free rates are based on yields available at the time of grant on U.S. Treasury bonds with maturities consistent with the expected life assumption.

Accumulated Other Comprehensive Income (Loss): The components of accumulated other comprehensive income (loss) at the end of the fiscal years 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008
Minimum pension liability adjustment*	$(6,875)	$(3,831)	$(15,488)
Gain (loss) on investments**	9,344	8,648	—
Gain (loss) on derivative instruments***	—	(92)	(403)
Foreign currency translation adjustment	18,772	14,002	5,768
Total	$21,241	$18,727	$(10,123)
* Net of tax of $3,718, $1,768 and $6,499 for 2010, 2009 and 2008, respectively.
** Net of tax of $0, $0 and $0 for 2010, 2009 and 2008, respectively.
*** Net of tax of $191 and $247 for 2009 and 2008, respectively.

Preferred Stock: The Board of Directors may authorize the issuance of preferred stock from time to time in one or more series with such designations, preferences, qualifications, limitations, restrictions, and optional or other special rights as the Board may fix by resolution.

14. Income Taxes

Domestic and foreign income (loss) before income taxes is as follows (in thousands):

	2010	2009	2008
Domestic	$15,956	$(10,865)	$(15,284)
Foreign	91,723	21,702	25,907
Income before income taxes	$107,679	$10,837	$10,623

Federal, state, and foreign income tax (benefit) expense consists of the following (in thousands):
Current:
Federal	$2,917	$(2,618)	$(215)
State	586	330	268
Foreign	17,729	6,619	6,501
Subtotal	21,232	4,331	6,554
Deferred:
Federal and State	6,919	(2,100)	(4,849)
Foreign	865	(805)	902
Subtotal	7,784	(2,905)	(3,947)
Provision for income taxes	$29,016	$1,426	$2,607

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes, continued

A reconciliation between income taxes computed on income before income taxes at the federal statutory rate and the provision for income taxes is provided below (in thousands):

	2010	2009	2008
Tax expense at statutory rate of 35%	$37,688	$3,793	$3,718
State and local taxes, net of federal tax benefit	420	492	(322)
Foreign income tax rate differential	(10,555)	(1,778)	(1,168)
Foreign losses for which no tax benefit is available	1	37	1,068
Tax on unremitted earnings	1,267	904	(257)
Uncertain tax positions	—	(2,629)	(140)
Other, net	195	607	(292)
Provision for income taxes	$29,016	$1,426	$2,607

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting bases and the tax bases of the company’s assets and liabilities. Significant components of the company’s deferred tax assets and liabilities at January 1, 2011 and January 2, 2010, are as follows (in thousands):

	2010	2009
DEFERRED TAX ASSETS:
Accrued expenses	$15,012	$11,459
Foreign tax credit carryforwards	13,009	9,817
R&D credit carryforwards	867	858
AMT credit carryforwards	1,318	1,318
Accrued restructuring	671	3,338
Domestic and foreign net operating loss carryforwards	3,411	9,547
Gross deferred tax assets	34,288	36,337
Less: Valuation allowance	(708)	(907)
Total deferred tax assets	33,580	35,430

DEFERRED TAX LIABILITIES:
Tax depreciation and amortization in excess of book	17,549	12,329
Other	2,171	837
Total deferred tax liabilities	19,720	13,166

NET DEFERRED TAX ASSETS	$13,860	$22,264

The deferred tax asset valuation allowance is related to deferred tax assets from foreign net operating losses. The remaining domestic and foreign net operating losses either have no expiration date or are expected to be utilized prior to expiration. The foreign tax credit carryforwards begin to expire in 2015. The company paid income taxes of approximately $6.4 million, $9.9 million and $8.8 million in 2010, 2009 and 2008, respectively. U.S. income taxes were not provided for on a cumulative total of approximately $105.0 million of undistributed earnings for certain non-U.S. subsidiaries as of January 1, 2011, and accordingly, no deferred tax liability has been established relative to these earnings. The determination of the deferred tax liability associated with the distribution of these earnings is not practicable. The company has two subsidiaries in China and one subsidiary in the Philippines on “tax holidays.” The “tax holidays” expire in China in one year and within two years in the Philippines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes, continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of January 1, 2011 and January 2, 2010, is as follows (in thousands):

Balance at December 29, 2007	$3,779
Settlements	(179)
Reductions based on lapse of statute	(845)
Balance at December 27, 2008	2,755
Additions for tax positions of prior years	204
Additions for tax positions of current year	62
Settlements	(668)
Reductions based on lapse of statue	(1,857)
Balance at January 2, 2010	496
Additions for tax positions of prior years	233
Settlements	(617)
Balance at January 1, 2011	$112

The amount of unrecognized tax benefits at January 1, 2011 was approximately $0.1 million. Of this total, approximately $0.1 million represents the amount of tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The company does not reasonably expect a decrease in unrecognized tax benefits in the next 12 months.  None of the positions included in unrecognized tax benefits are related to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The U.S. federal statute of limitations remains open for 2009 onward. Foreign and U.S. state statute of limitations generally range from three to six years. The company is currently under examination in Germany for tax years 2005 through 2007 and in the Philippines for tax years 2007 through 2008. The company does not expect to recognize a significant amount of additional tax expense as a result of concluding either audit.

The company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. As of January 1, 2011, the company had approximately $0.01 million of accrued interest and penalties. Substantially this entire total represents the amount of interest and penalties that, if recognized, would favorably affect the effective tax rate in future periods.

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

The company reports its operations by the following business unit segments: Electronics, Automotive and Electrical.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Business Unit Segment Information, continued

•
Electronics. Provides circuit protection components and expertise to leading global manufacturers of a wide range of electronic products including mobile phones, computers, LCD TVs, telecommunications equipment, medical devices, lighting products and white goods. The Electronics business segment has the broadest product offering in the industry including fuses and protectors, positive temperature coefficient (“PTC”) resettable fuses, varistors, polymer electrostatic discharge (“ESD”) suppressors, discrete transient voltage suppression (“TVS”) diodes, TVS diode arrays and protection thyristors, gas discharge tubes, power switching components and fuseholders, blocks and related accessories.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Business Unit Segment Information, continued

The company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	2010	2009	2008
Net sales
Electronics	$389,940	$262,984	$342,489
Automotive	130,299	98,530	126,867
Electrical	87,782	68,633	61,513
Total net sales	$608,021	$430,147	$530,869

Operating income (loss)
Electronics	$71,987	$(171)	$1,745
Automotive	14,902	6,165	2,216
Electrical	24,522	16,103	15,471
Other*	(3,837)	(8,402)	(10,937)
Total operating income	107,574	13,695	8,495

Interest expense, net	1,437	2,377	3,440
Other expense (income), net	(1,542)	481	(5,568)
Income before income taxes	$107,679	$10,837	$10,623

* Included in “Other” Operating income (loss) for 2010 are asset impairment charges related to closure of the company’s Des Plaines, Illinois ($1.3 million) and Dundalk, Ireland ($1.7 millions) manufacturing facilities (see Note 11). Included in “Other” Operating income (loss) for 2009 are severance and asset impairment charges related to restructuring activities in the U.S. ($1.6 million), Europe ($5.5 million) and Asia-Pacific ($1.5 million) locations (see Note 9). Included in “Other” Operating income (loss) for 2008 are restructuring charges related to the closure of the company’s Matamoros, Mexico facility ($4.4 million - see Note 9) and Ireland pension settlement charge ($5.7 million – see Note 12).

The company’s revenues and long-lived assets (total net property, plant and equipment, intangible assets, goodwill and investments) by geographical area for the fiscal years ended 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008
Net sales
Americas	$227,747	$166,137	$201,771
Europe	115,113	83,449	118,559
Asia-Pacific	265,161	180,561	210,539
Total net sales	$608,021	$430,147	$530,869

Long-lived assets
Americas	$58,869	$56,603	$78,210
Europe	3,080	11,101	15,199
Asia-Pacific	68,198	68,218	66,741
Consolidated total	$130,147	$135,922	$160,150

For the year ended January 1, 2011, approximately 69.1% of the company’s net sales were to customers outside the United States (exports and foreign operations) including 18.9% in Hong Kong. Sales to Arrow Pemco were 10.4% in 2010 but less than 10% for 2009 and 2008.  No other single customer accounted for more than 10% of net sales during the last three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Lease Commitments

The company leases certain office and warehouse space as well as certain machinery and equipment under non-cancellable operating leases. Rent expense under these leases was approximately $6.7 million in 2010, $7.1 million in 2009 and $6.0 million in 2008.

Rent expense is recognized on a straight-line basis over the term of the leases. The difference between straight-line basis rent and the amount paid has been recorded as accrued lease obligations. The company also has leases that have lease renewal provisions. As of January 1, 2011, all operating leases outstanding were with third parties. The company did not have any capital leases as of January 1, 2011.

In February 2008, the company entered into an agreement to lease office space for its U.S. headquarters, which is located in Chicago, Illinois. The lease, with a stated commencement date of January 1, 2009, expires December 31, 2024, and contains two five-year renewal options. In addition, the lease contains leasehold improvement incentives and rent abatement for the first year of the lease. The company recognizes rental expense for this lease on a straight-line basis over the term of the lease, including base rent and all considerations received. Annual rental expense under this lease is approximately $1.4 million.

In September 2009, the company entered into an agreement to lease office space for its Technical Center which is located in Champaign, Illinois. The lease, with a stated commencement date of March 1, 2010, expires February 28, 2025, and contains two five-year renewal options. The company recognizes rental expense for this lease on a straight-line basis over the term of the lease. Annual rental expense under this lease is approximately $0.2 million.

Future minimum payments for all non-cancelable operating leases with initial terms of one year or more at January 1, 2011, are as follows (in thousands):

2011	$6,493
2012	5,159
2013	3,263
2014	3,159
2015	2,935
2016 and thereafter	19,238
$40,247

17. Earnings Per Share

In June 2008, the FASB issued authoritative guidance titled “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data presentation to conform with the guidance provisions. The guidance is effective for fiscal years beginning after December 15, 2008. The company adopted the new guidance on December 28, 2008. The company’s unvested share-based payment awards, such as certain performance shares, restricted shares and restricted share units that contain nonforfeitable rights to dividends, meet the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Earnings Per Share, continued

criteria of a participating security as defined by the guidance. The adoption has changed the methodology of computing the company’s earnings per share to the two-class method from the treasury stock method. This change has not affected previously reported earnings per share, consolidated net earnings or net cash flows from operations. Under the two-class method, earnings are allocated between common stock and participating securities. The guidance provides that the presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities. As such, the company will present basic and diluted earnings per share for its one class of common stock.

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

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

(In thousands, except per share amounts)	2010	2009	2008

Net income as reported	$78,663	$9,411	$8,016
Less: Distributed earnings available to participating securities	(3)	—	—
Less: Undistributed earnings available to participating securities	(411)	(78)	(12)
Numerator for basic earnings per share —
Undistributed and distributed earnings available to common shareholders	$78,249	$9,333	$8,004
Add: Undistributed earnings allocated to participating securities	411	78	12
Less: Undistributed earnings reallocated to participating securities	(405)	(78)	(12)
Numerator for diluted earnings per share —
Undistributed and distributed earnings available to common shareholders	$78,255	$9,333	$8,004
Denominator for basic earnings per share —
Weighted-average shares	21,875	21,743	21,722
Effect of dilutive securities:
Common stock equivalents	339	69	104
Denominator for diluted earnings per share —
Adjusted for weighted-average shares & assumed conversions	22,214	21,812	21,826
Basic earnings per share	$3.58	$0.43	$0.37
Diluted earnings per share	$3.52	$0.43	$0.37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Earnings Per Share, continued

The following potential shares of common stock attributable to stock options were excluded from the earnings per share calculation because their effect would be anti-dilutive: 77,729 in 2010; 1,812,414 in 2009; and 1,322,540 in 2008.

18. Selected Quarterly Financial Data (Unaudited)

The quarterly periods for 2010 are for the 13-weeks ending January 1, 2011, October 2, 2010, July 3, 2010 and April 3, 2010, respectively. The quarterly periods listed in the table below for 2009 are for the 14-weeks ending January 2, 2010 and the 13-weeks ending September 26, 2009, June 27, 2009 and March 28, 2009, respectively.

(In thousands, except per share data)
	2010				2009
	4Q	3Qa	2Q	1Q	4Q	3Qb	2Qc	1Q
Net sales	$142,646	$163,465	$157,508	$144,402	$127,928	$116,420	$101,396	$84,403
Gross profit	53,956	67,253	59,383	53,280	45,057	36,616	25,414	18,274
Operating income (loss)	24,316	34,108	27,507	21,643	17,240	10,011	(3,456)	(10,100)
Net income (loss)	19,578	23,338	20,278	15,469	11,721	8,058	(2,584)	(7,784)
Net income (loss) per share:
Basic	$0.89	$1.06	$0.91	$0.70	$0.54	$0.37	$(0.12)	$(0.36)
Diluted	$0.88	$1.04	$0.90	$0.69	$0.53	$0.37	$(0.12)	$(0.36)
a -	In the third quarter of 2010, the company recorded a $3.0 million charge related to asset impairments in the U.S. and Europe.
b -
In the third quarter of 2009, the company recorded a $1.7 million charge related to severance and asset impairments in Europe and Asia. In addition, the company realized an income tax benefit from the release of $2.6 million in contingent income tax reserves due to the lapsing of statutes of limitations.

c -	In the second quarter of 2009, the company recorded a $7.3 million charge related to severance charges and asset write-offs for the U.S., Europe and Asia.

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

Littelfuse’s management assessed the effectiveness of the company’s internal control over financial reporting as of January 1, 2011, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the company’s management concluded that, as of January 1, 2011, the company’s internal control over financial reporting is effective.

Littelfuse’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company’s internal control over financial reporting as of January 1, 2011. Their report appears on page 39 hereof.

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

As of January 1, 2011, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures were effective.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers of the Registrant

The executive officers of the company are as follows:

Name	Age	Position
Gordon Hunter	59	Chairman of the Board of Directors, President and Chief Executive Officer
Philip G. Franklin	59	Vice President, Operations Support, Chief Financial Officer and Treasurer
Dal Ferbert	57	Vice President and General Manager of the Electrical Business Unit
Dieter Roeder	54	Vice President and General Manager of the Automotive Business Unit
Chen-Ming Wang	48	Vice President and General Manager of the Electronics Business Unit
David W. Heinzmann	47	Vice President of Global Operations
Ryan K. Stafford	43	General Counsel and Vice President, Human Resources
Paul Dickinson	39	Vice President and General Manager, Semiconductor Products
Mary S. Muchoney	65	Corporate Secretary

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

Philip G. Franklin, Vice President, Operations Support, Chief Financial Officer and Treasurer, joined the company in 1998 and is responsible for finance and accounting, investor relations, mergers and acquisitions, and information systems. Prior to joining Littelfuse, Mr. Franklin was Vice President and Chief Financial Officer for OmniQuip International, a private equity sponsored roll-up in the construction equipment industry, which he helped take public. Before that, Mr. Franklin served as Chief Financial Officer for both Monarch Marking Systems, a subsidiary of Pitney Bowes, and Hill Refrigeration, a company controlled by Sam Zell. Earlier in his career, he worked in a variety of finance and general management positions at FMC Corporation.

Dal Ferbert, Vice President and General Manager, Electrical Business Unit, is responsible for the management of daily operations, sales, marketing and strategic planning efforts of the Electrical Business Unit (POWR-GARD®) products. Mr. Ferbert joined the company in 1976 as a member of the electronic distributor sales team. From 1980 to 1989 he served in the Materials Management Department as a buyer and then Purchasing Manager. In 1990, he was promoted to National Sales Manager of the Electrical Business Unit and then promoted to his current position in 2004.

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

Chen-Ming Wang, Vice President and General Manager, Electronics Business Unit, is responsible for marketing, sales, product development and customer relationships of the Electronic Business Unit.  He is also responsible for leading the company’s overall operations, strategy and new business development in Asia.  He is located in Taiwan.  Mr. Wang has multinational experience in the electronics business, including the U.S., Mexico, Malaysia, China and Taiwan.  Mr. Wang joined the management team in November 2009, prior to which he was vice president of Lite-On Technology Corporation.  Lite-On Technology Corporation, a Taiwanese provider of consumer electrical products, is where Mr. Wang started his career in 1991, holding operation, sales and business development responsibilities.

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

Ryan K. Stafford, General Counsel and Vice President, Human Resources, is responsible for the company’s legal, compliance, internal audit and human resources functions. Mr. Stafford joined the company’s management team in January 2007. Prior to joining the company, Mr. Stafford served as Vice President of China Operations for Tyco Engineered Products & Services from 2005 to 2006 and Vice President and General Counsel from 2001 to 2005. He served as Associate General Counsel for Grinnell Corporation from 1998 to 2001.  Prior to that he was with the law firm Sulloway & Hollis P.L.L.C.

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

The information set forth under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference. The company maintains a code of conduct, which applies to all employees, executive officers and directors. The company’s code of conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K and applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as well as all other executive officers and employees. The code of conduct is available for public viewing on the company’s web site at www.littelfuse.com under the heading “Investors – Corporate Governance.”

If the company makes substantive amendments to the code of conduct or grants any waiver to its Chief Executive Officer, Chief Financial Officer or persons performing similar functions, Littelfuse will disclose the nature of such amendment or waiver on its website or in a Current Report on Form 8-K in accordance with applicable rules and regulations. The information contained on or connected to the company’s web site is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report Littelfuse files or furnishes with the SEC. There have been no material changes to the procedures by which security holders may recommend nominees to the company’s Board of Directors in 2010.

ITEM 11. EXECUTIVE COMPENSATION.

The information set forth under “Election of Directors – Compensation of Directors” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference, except the section captioned “Compensation Committee Report” is hereby “furnished” and not “filed” with this Annual Report on Form 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information set forth under “Audit and Non-Audit Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

	(1)	The following Financial Statements are filed as a part of this report:
		(i)	Report of Independent Registered Public Accounting Firm (pages 38-39).
		(ii)	Consolidated Balance Sheets as of January 1, 2011, and January 2, 2010 (page 40).
		(iii)	Consolidated Statements of Income for the years ended January 1, 2011, January 2, 2010, and December 27, 2008, (page 41).
		(iv)	Consolidated Statements of Cash Flows for the years ended January 1, 2011, January 2, 2010, and December 27, 2008, (page 42).
		(v)	Consolidated Statements of Equity for the years ended January 1, 2011, January 2, 2010, and December 27, 2008, (page 43).
		(vi)	Notes to Consolidated Financial Statements (pages 44-78).

	(2)	The following Financial Statement Schedule is submitted herewith for the periods indicated therein.
		(i)	Schedule II - Valuation and Qualifying Accounts and Reserves (page 84).

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

	(3)	Exhibits. See Exhibit Index on pages 86-88.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands of USD)

Description	Balance at Beginning Of Year	Charged to Costs and Expenses (1)	Deductions (2)	Other (3)	Balance at End of Year

Year ended January 1, 2011
Allowance for losses on accounts receivable	$657	$353	$99	$216	$1,127
Reserves for sales discounts and allowances	$9,318	$53,942	$50,760	$(158)	$12,342

Year ended January 2, 2010
Allowance for losses on accounts receivable	$896	$319	$583	$25	$657
Reserves for sales discounts and allowances	$11,874	$40,512	$43,112	$44	$9,318

Year ended December 27, 2008
Allowance for losses on accounts receivable	$738	$286	$77	$(51)	$896
Reserves for sales discounts and allowances	$12,259	$47,081	$47,400	$(66)	$11,874

(1)	Includes provision for doubtful accounts, sales returns and sales discounts granted to customers.
(2)	Represents uncollectible accounts written off, net of recoveries and credits issued to customers.
(3)	Represents business acquisition and translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littelfuse, Inc.

By:	/s/ Gordon Hunter
Gordon Hunter,
Chairman of the Board of Directors, President and Chief Executive Officer

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 25, 2011 and in the capacities indicated.

/s/ Gordon Hunter	Chairman of the Board of Directors, President and
Gordon Hunter	Chief Executive Officer (Principal Executive Officer)

/s/ Tzau-Jin Chung	Director
Tzau-Jin Chung

/s/ John P. Driscoll	Director
John P. Driscoll

/s/ Anthony Grillo	Director
Anthony Grillo

/s/ John E. Major	Director
John E. Major

/s/ William P. Noglows	Director
William P. Noglows

/s/ Ronald L. Schubel	Director
Ronald L. Schubel

/s/ Philip G. Franklin	Vice President, Operations Support, Chief Financial Officer and
Philip G. Franklin	Treasurer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 0-20388) are incorporated herein by reference:

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended to date (filed as Exhibit 3(I) to the company’s Form 10-K for the fiscal year ended January 3, 1998).

3.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to the company’s Current Report on Form 8-K dated December 1, 1995).

3.3	Bylaws, as amended to date (filed as Exhibit 3.1 to the company’s Current Report on Form 8-K dated October 26, 2007).

10.1
Amendment to Non-Qualified Stock Option Agreement and Agreement for Deferred Compensation between Littelfuse, Inc., and Gordon Hunter (filed as Exhibit 10.27 to the company’s Form 10-K for the fiscal year ended December 31, 2005).

10.2
Amended and Restated Employment Agreement dated as of December 31, 2007, between Littelfuse, Inc., and Gordon Hunter (filed as Exhibit 10.1 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.3	Change of Control Agreement effective as of January 1, 2009, between Littelfuse, Inc., and Gordon Hunter (filed as Exhibit 10.3 to the company’s Form 10-K for the fiscal year ended December 27, 2008).

10.4
Change of Control Agreement effective as of January 1, 2009, between Littelfuse, Inc., and Philip G. Franklin (filed as Exhibit 10.4 to the company’s Form 10-K for the fiscal year ended December 27, 2008).

10.5
Change of Control Agreement effective as of January 1, 2009, between Littelfuse, Inc., and David W. Heinzmann (filed as Exhibit 10.6 to the company’s Form 10-K for the fiscal year ended December 27, 2008).

10.6
Change of Control Agreement effective as of January 1, 2009, between Littelfuse, Inc., and Hugh Dalsen Ferbert (filed as Exhibit 10.7 to the company’s Form 10-K for the fiscal year ended December 27, 2008).

10.7
Change of Control Agreement effective as of January 1, 2009, between Littelfuse, Inc., and Ryan K. Stafford (filed as Exhibit 10.8 to the company’s Form 10-K for the fiscal year ended December 27, 2008).

10.8	Summary of Director Compensation (filed as Exhibit 10.18 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.9	Amended and restated Littelfuse, Inc. 401(k) Retirement and Savings Plan (filed as Exhibit 10.1 to the company’s Form 8-K dated October 9, 2009).

10.10	1993 Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).

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

10.13
Form of Non-Qualified Stock Option Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc., for non-employee directors of the company (filed as Exhibit 10.24 to the company’s Form 10-K for the fiscal year ended January 1, 2005).

10.14	Stock Plan for New Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.2 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).

10.15	Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.3 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).

10.16	Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit A to the company’s Proxy Statement for Annual Meeting of Stockholders held on May 5, 2006).

10.17	First Amendment to the Littelfuse, Inc., Equity Incentive Compensation Plan dated as of July 28, 2008 (filed as Exhibit 10.2 to the company’s Form 10-Q for the quarterly period ended March 28, 2009).

10.18	Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 99.4 to the company’s Current Report on Form 8-K dated May 5, 2006).

10.19	Form of Performance Shares Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 99.1 to the company’s Current Report on Form 8-K dated March 12, 2008).

10.20	Littelfuse, Inc., Outside Directors’ Stock Option Plan (filed as Exhibit B to the company’s Proxy Statement for Annual Meeting of Stockholders held on May 5, 2006).

10.21	Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc., Outside Directors Stock Option Plan (filed as Exhibit 99.6 to the company’s Current Report on Form 8-K dated May 5, 2006).

10.22	Littelfuse, Inc., Outside Directors’ Equity Plan (filed as Exhibit A to the company’s Proxy Statement for Annual Meeting of Stockholders held on April 27, 2007).

10.23	First Amendment to the Littelfuse, Inc., Outside Directors’ Equity Plan, dated as of July 28, 2008 (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended March 28, 2009).

10.24	Form of Stock Option Award Agreement under the Littelfuse, Inc., Outside Directors' Equity Plan (filed as Exhibit 99.3 to the company’s Current Report on Form 8-K dated April 25, 2008).

10.25	Form of Restricted Stock Unit Award Agreement under the Littelfuse, Inc., Outside Directors' Equity Plan (filed as Exhibit 99.4 to the company’s Current Report on Form 8-K dated April 25, 2008).

10.26	Amended and Restated, Littelfuse, Inc., Supplemental Executive Retirement Plan (filed as Exhibit 10.3 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.27	Termination Amendment to Littelfuse, Inc., Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to the company’s Current Report on form 8-K dated October 9, 2009).

10.28	Amended and Restated, Littelfuse, Inc., Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 10.4 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.29	Amended and Restated Littelfuse, Inc., Retirement Plan (filed as Exhibit 10.13 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.30	Amendment to Amended and Restated Littelfuse, Inc., Retirement Plan (filed as Exhibit 10.30 to the company’s Form 10-K for the fiscal year ended January 2, 2010).

Exhibit No.	Description

10.31	Amended and Restated, Littelfuse, Inc., Annual Incentive Plan (filed as Exhibit 10.1 to the company’s form 10-Q for the quarterly period ended April 2, 2010).

10.32	Form of Restricted Stock Award Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 10.1 to the company’s Current Report on form 8-K dated April 28, 2009).

10.33	Form of Stock Option Award Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 10.2 to the company’s Current Report on form 8-K dated April 28, 2009).

10.34	Littelfuse, Inc., Supplemental Retirement and Savings Plan (filed as Exhibit 10.3 to the company’s Current Report on form 8-K dated October 9, 2009).

10.35	Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 10.1 to the company’s Form 8-K dated May 5, 2010).

10.36	Form of Restricted Stock Unit Award Agreement (Outside Director) under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 4.4 to the company’s Form S-8 dated May 19, 2010).

10.37	Form of Restricted Stock Unit Award Agreement (Executive) under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 4.5 to the company’s Form S-8 dated May 19, 2010).

10.38	Form of Stock Option Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 4.6 to the company’s Form S-8 dated May 19, 2010).

10.39
Bank credit agreement among Littelfuse, Inc., as borrower, the lenders named therein and the Bank of America N.A., as agent, dated as of July 21, 2006 (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended September 30, 2006).

10.40
First Amendment, dated as of September 29, 2008, to that certain Credit Agreement, dated as of July 21, 2006, among Littelfuse, Inc., the lenders named therein and Bank of America, N.A., as agent (filed as Exhibit 10.2 to the company’s Form 10-Q for the quarterly period ended September 27, 2008).

10.41
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

Exhibits 10.1 through 10.38 are management contracts or compensatory plans or arrangements.

* Filed with this Report.

+ Furnished with this Report.