Form 10-Q
period 2011-04-02
LITTELFUSE INC /DE
filed 2011-05-05
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-20388

LITTELFUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8755 W. Higgins Road, Suite 500
Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

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

As of April 29, 2011, 22,730,038 shares of common stock, $.01 par value, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
LITTELFUSE, INC.
Condensed Consolidated Balance Sheets
(In thousands of USD, except share amounts)

	April 2, 2011	January 1, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$131,533	$109,720
Accounts receivable, less allowances	110,685	97,753
Inventories	77,061	80,182
Deferred income taxes	9,437	10,588
Prepaid expenses and other current assets	16,863	13,882
Assets held for sale	6,831	6,831
Total current assets	352,410	318,956
Property, plant and equipment:
Land	5,857	5,688
Buildings	54,040	53,089
Equipment	273,980	276,371
	333,877	335,148
Accumulated depreciation	(204,987)	(205,001)
Net property, plant and equipment	128,890	130,147
Intangible assets, net of amortization:
Patents, licenses and software	10,949	11,211
Distribution network	19,250	9,752
Customer lists, trademarks and tradenames	15,775	20,865
Goodwill	110,227	112,687
	156,201	154,515
Investments	13,656	11,660
Deferred income taxes	3,201	3,271
Other assets	2,666	2,580

Total assets	$657,024	$621,129

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28,253	$24,079
Accrued payroll	14,683	24,186
Accrued expenses	10,481	10,307
Accrued severance	2,633	3,279
Accrued income taxes	15,339	14,997
Current portion of long-term debt	36,000	33,000
Total current liabilities	107,389	109,848
Long-term debt, less current portion	39,000	41,000
Accrued severance	557	486
Accrued post-retirement benefits	5,684	5,564
Other long-term liabilities	11,609	11,571
Total equity	492,785	452,660

Total liabilities and equity	$657,024	$621,129

Common shares issued and outstanding of 21,992,475 and 21,752,536, at April 2, 2011 and January 1, 2011, respectively.

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Income
(In thousands of USD, except per share amounts, unaudited)

	For the Three Months Ended
	April 2, 2011	April 3, 2010

Net sales	$167,160	$144,402

Cost of sales	102,457	91,122

Gross profit	64,703	53,280

Selling, general and administrative expenses	27,395	26,447
Research and development expenses	4,795	3,950
Amortization of intangibles	1,595	1,240
	33,785	31,637

Operating income	30,918	21,643

Interest expense	336	427
Other (income) expense, net	(26)	110

Income before income taxes	30,608	21,106
Income taxes	9,030	5,637

Net income	$21,578	$15,469

Net income per share (see note 9):
Basic	$0.98	$0.70
Diluted	$0.96	$0.69

Weighted average shares and equivalent shares outstanding:
Basic	21,878	21,847
Diluted	22,328	22,205

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Cash Flows
(In thousands of USD, unaudited)

	For the Three Months Ended
	April 2, 2011	April 3, 2010
OPERATING ACTIVITIES:
Net income	$21,578	$15,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,995	7,534
Amortization of intangibles	1,595	1,240
Stock-based compensation	1,182	1,120
Non-cash inventory write-off (see note 3)	3,678	—
Excess tax benefit on stock-based compensation	(975)	(217)
(Gain) on sale of assets	(167)	(563)
Changes in operating assets and liabilities:
Accounts receivable	(11,279)	(13,942)
Inventories	675	(4,540)
Accounts payable	3,904	2,794
Accrued expenses (including post-retirement)	(557)	(4,837)
Accrued payroll and severance	(10,124)	(2,083)
Accrued taxes	771	5,940
Prepaid expenses and other	(2,559)	(1,025)
Net cash provided by operating activities	13,717	6,890

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,614)	(2,276)
Proceeds from sale of assets	167	4,532
Net cash (used in) provided by investing activities	(4,447)	2,256

FINANCING ACTIVITIES:
Proceeds from debt	15,000	4,095
Payments of debt	(14,000)	(8,517)
Cash dividends paid	(3,284)	—
Proceeds from exercise of stock options	9,998	3,818
Excess tax benefit on stock-based compensation	975	217
Net cash provided by (used in) financing activities.	8,689	(387)

Effect of exchange rate changes on cash and cash equivalents	3,854	(1,978)

Increase in cash and cash equivalents	21,813	6,781
Cash and cash equivalents at beginning of period	109,720	70,354
Cash and cash equivalents at end of period	$131,533	$77,135

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Littelfuse, Inc. and its subsidiaries (the “company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, and accrued employee-related costs pursuant to contractual obligations, considered necessary for a fair presentation have been included. Operating results for the period ended April 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the company’s consolidated financial statements and the notes thereto incorporated by reference in the company’s Annual Report on Form 10-K for the year ended January 1, 2011. The company evaluated subsequent events through the date its financial statements were filed with the Securities and Exchange Commission (“SEC”).

2. Reclassification and Restatements

Certain items in the 2010 financial statements have been reclassified to conform to the 2011 presentation. During the first quarter of 2011, the company adjusted its business segment reporting methodology to report results by product line rather than by sales organization. The company’s total consolidated revenues and operating income did not change.

3. Acquisition of Business

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

The following table sets forth the preliminary purchase price allocation for Cole Hersee’s net assets, as of April 2, 2011, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair market or net realizable values.

Cole Hersee preliminary purchase price allocation (in thousands):
Cash	$1,708
Current assets, net	17,683
Property, plant and equipment, net	5,368
Goodwill	13,376
Other intangibles	14,100
Other assets	532
Current liabilities	(2,575)
Other long-term liabilities	(192)
$50,000

All Cole Hersee goodwill and other assets and liabilities were recorded in the Automotive business unit segment and reflected in the Americas geographical area. These estimates are subject to revision after the company completes its fair value analysis, which will occur during 2011. Goodwill for the above acquisition is expected to be deductible for tax purposes.

As required by purchase accounting rules, the company recorded a $3.7 million step-up of inventory to its fair value as of the acquisition date. During the first quarter of 2011, as this inventory was sold, the cost of goods sold included $3.7 million of non-cash charges for this step-up.

Pro forma financial information is not presented for Cole Hersee due to amounts not being materially different than actual results.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Inventories

The components of inventories at April 2, 2011 and January 1, 2011 are as follows (in thousands):

	April 2, 2011	January 1, 2011
Raw material	$29,151	$20,994
Work in process	11,274	9,719
Finished goods	36,636	49,469
Total inventories	$77,061	$80,182

5. Investments

Included in the company’s investments are shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company whose shares are traded on the Taiwan Stock Exchange.  The Polytronics investment was acquired as part of the Littelfuse GmbH acquisition. The fair value of the Polytronics investment was €9.6 million (approximately $13.7 million) at April 2, 2011 and €8.8 million (approximately $11.7 million) at January 1, 2011, based on the quoted market price at the close of business corresponding to each date. Included in Other Comprehensive Income (Loss) was an unrealized gain of $1.1 million, due to the increase in fair market value for the three months ended April 2, 2011. The remaining difference is due to foreign currency.

The remaining difference in fair value of this investment was due to the impact of changes in exchange rates, which is included as a component of the currency translation adjustments of “Other Comprehensive Income (Loss)”.

6. Debt

The carrying amounts of long-term debt at April 2, 2011 and January 1, 2011 are as follows (in thousands):

	April 2, 2011	January 1, 2011
Term loan	$47,000	$49,000
Revolving credit facility	28,000	25,000
	75,000	74,000
Less: Current maturities	36,000	33,000
Total	$39,000	$41,000

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

The company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The fair value is based upon either market quotes for actively traded instruments or independent bids for non-exchange traded instruments. The company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions to the hedged risk. On the date the derivative is entered into, the company designates the derivative as a fair value hedge, cash flow hedge or a net investment hedge, and accounts for the derivative in accordance with its designation. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the company discontinues hedge accounting, and any deferred gains or losses are recorded in the respective measurement period. At April 2, 2011, the company does not have any outstanding derivative instruments.

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

Net Derivative Gain or Loss

The effect of cash flow hedge derivative instruments on the Consolidated Statements of Income (Loss) and Other Comprehensive Income (Loss) is as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)
	Three Months Ended		into Income (Loss)	Three Months Ended
	April 2, 2011	April 3, 2010	(Effective Portion)	April 2, 2011	April 3 2010
Foreign exchange contracts	$-	$(75)	Cost of Sales	$-	$160
Total	$-	$(75)		$-	$160

Derivative Transactions

There were no unrealized gains or losses included in Accumulated Other Comprehensive Income (Loss) at April 2, 2011 and January 1, 2011, respectively.

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

The company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 2 or Level 3 during the three months ended April 2, 2011. There were no changes during the three months ended April 2, 2011, to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of April 2, 2011, the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of April 2, 2011 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Available-for-sale securities	$13,656	$—	$—	$13,656
Total	$13,656	$—	$—	$13,656

The following table presents assets measured at fair value by classification within the fair value hierarchy as of January 1, 2011 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Available-for-sale securities	$11,660	$—	$—	$11,660
Total	$11,660	$—	$—	$11,660

The company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, current portion of long-term debt, and long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximate their fair values. The company’s long-term debt fair value approximates book value at April 2, 2011and January 1, 2011, respectively as the long-term debt variable interest rates fluctuate along with market interest rates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Earnings Per Share

In June 2008, the FASB issued authoritative guidance which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

Effective December 28, 2008, the company adopted the authoritative guidance. The company’s unvested share-based payment awards, such as certain performance shares, restricted shares and restricted share units that contain non-forfeitable rights to dividends, meet the criteria of a participating security. The adoption changed the methodology of computing the company’s earnings per share to the two-class method from the treasury stock method. This change has not affected previously reported earnings per share, consolidated net earnings or net cash flows from operations. Under the two-class method, earnings are allocated between common stock and participating securities. The presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities. As such, the company presents basic and diluted earnings per share for its one class of common stock.

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

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	For the Three Months Ended
(in thousands except per share amounts)	April 2, 2011	April 3, 2010

Net income as reported	$21,578	$15,469
Less: Distributed earnings available to participating securities	(2)	—
Less: Undistributed earnings available to participating securities	(102)	(126)
Numerator for basic earnings per share —
Undistributed and distributed earnings available to common shareholders	$21,474	$15,343
Add: Undistributed earnings allocated to participating securities	102	126
Less: Undistributed earnings reallocated to participating securities	(100)	(126)
Numerator for diluted earnings per share —
Undistributed and distributed earnings available to common shareholders	$21,476	$15,343
Denominator for basic earnings per share —
Weighted-average shares	21,878	21,847
Effect of dilutive securities:
Common stock equivalents	450	358
Denominator for diluted earnings per share —
Adjusted for weighted-average shares & assumed conversions	22,328	22,205
Basic earnings per share	$0.98	$0.70
Diluted earnings per share	$0.96	$0.69

10. Restructuring

During 2006, the company announced the closing of its Ireland facility, resulting in restructuring charges of $17.1 million consisting of $20.0 million of accrued severance less a statutory rebate of $2.9 million recorded as a current

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Restructuring, continued

asset, which were recorded as part of cost of sales. This restructuring, which impacted approximately 131 employees, is part of the company’s strategy to expand operations in Asia-Pacific region in order to be closer to current and potential customers and take advantage of lower manufacturing costs. The restructuring charges were based upon each employee’s salary and length of service with the company. The additions in 2009 and 2010 primarily relate to retention costs that were incurred during the transition period. All charges related to the closure of the Ireland facility were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred is $26.1 million. The company has incurred $26.1 million through April 2, 2011 with no further costs expected.  This restructuring has been fully paid as of April 2, 2011.

A summary of activity of this liability is as follows:

Ireland restructuring (in thousands)
Balance at December 27, 2008	$1,651
Additions	11
Payments	(1,454)
Exchange rate impact	(25)
Balance at January 2, 2010	183
Additions	80
Payments	—
Exchange rate impact	(15)
Balance at January 1, 2011	248
Additions	(1)
Payments	(263)
Exchange rate impact	16
Balance at April 2, 2011	$—

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Restructuring, continued

will be incurred over the transition period. This restructuring impacted 39 employees in various production and support related roles and the costs relating to the restructuring will be paid over the period 2009 to 2011.

The total cost expected to be incurred for the Irving, Texas and Des Plaines and Elk Grove, Illinois related restructuring programs is $19.3 million. The company has incurred $19.3 million through April 2, 2011. A summary of activity of this liability is as follows:

Irving, Des Plaines and Elk Grove restructuring (in thousands)
Balance at December 27, 2008	$9,608
Additions	3,977
Payments	(8,993)
Balance at January 2, 2010	4,592
Additions	1,168
Payments	(4,324)
Balance at January 1, 2011	1,436
Additions	115
Payments	(273)
Balance at April 2, 2011	$1,278

During September 2008, the company announced the closure of its Swindon, U.K., facility, resulting in restructuring charges of $0.8 million, consisting of $0.3 million that was recorded as part of cost of sales and $0.5 million that was recorded as part of research and development expenses. These charges, which impact 10 employees, were primarily for redundancy costs and will be paid through 2011. Restructuring charges are based upon each employee’s current salary and length of service with the company. All charges related to the closure of the Swindon facility were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred is $1.3 million. The company has incurred $1.3 million through April 2, 2011. A summary of activity of this liability is as follows:

Swindon, U.K. restructuring (in thousands)
Balance at December 27, 2008	$834
Additions	299
Payments	(1,048)
Balance at January 2, 2010	85
Additions	26
Payments	(53)
Balance at January 1, 2011	58
Additions	13
Payments	—
Balance at April 2, 2011	$71

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Restructuring, continued

The total cost related to the European restructuring program expected to be incurred is $5.6 million. The company has incurred $5.6 million in costs, including asset impairment charges, through April 2, 2011 with no additional costs expected to be incurred. A summary of the activity of this liability is as follows:

European restructuring (in thousands)
Balance at December 27, 2008	$—
Additions	5,453
Payments	(686)
Exchange rate impact	87
Balance at January 2, 2010	4,854
Additions	135
Payments	(3,983)
Exchange rate impact	(155)
Balance at January 1, 2011	851
Additions	—
Payments	(393)
Exchange rate impact	45
Balance at April 2, 2011	$503

During May 2009, the company also announced a restructuring of its Asian operations. The restructuring includes closure of a manufacturing facility in Taiwan and a consolidation of its Asian sales offices. The closure of the Taiwan facility and Asian sales offices will impact approximately 184 employees. The charge recorded for this restructuring totaled $0.9 million and was related to severance and retention costs with $0.4 million and $0.5 million included within cost of sales and selling, general and administrative expenses, respectively.  All charges related to the closure and the consolidation of the Asian facilities were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The remaining additions in 2009 and 2010 primarily relate to retention costs that were incurred during the transition period. The total cost expected to be incurred is $1.9 million. The company has incurred $1.9 million through April 2, 2011 related to the Asian restructuring program. A summary of activity of this liability is as follows:

Asian restructuring (in thousands)
Balance at December 27, 2008	$—
Additions	1,456
Payments	(291)
Exchange rate impact	38
Balance at January 2, 2010	1,203
Additions	278
Payments	(372)
Exchange rate impact	63
Balance at January 1, 2011	1,172
Additions	149
Payments	(8)
Exchange rate impact	25
Balance at April 2, 2011	$1,338

11. Income Taxes

The effective tax rate for the first quarter of 2011 was 29.5% compared to an effective tax rate of 26.7% in the first quarter of 2010. The current quarter effective tax rate was negatively impacted by the mix of income earned in higher tax jurisdictions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Pensions

The components of net periodic benefit cost for the three months ended April 2, 2011, compared with the three months ended April 3, 2010, were (in thousands):

	U.S. Pension Benefits		Foreign Plans
	Three Months Ended		Three Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Service cost	$125	$125	$153	$109
Interest cost	1,273	992	182	196
Expected return on plan assets	(1,628)	(1,250)	(121)	(4)
Amortization of net loss	179	—	7	(1)
Total cost of the plan	(51)	(133)	221	300
Expected plan participants’ contribution	—	—	—	—
Net periodic benefit cost	$(51)	$(133)	$221	$300

The expected rate of return assumption on domestic pension assets is 8.5% in 2011 and 2010. The expected return on foreign pension assets is 4.5% and 1.5% in 2011 and 2010, respectively.

13. Business Unit Segment Information

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

During the first quarter of 2011, the company adjusted its business segment reporting methodology to report results by product line rather than by sales organization. The company’s total consolidated revenues and operating income did not change.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Business Unit Segment Information, continued

Business unit segment information for the three months ended April 2, 2011 and April 3, 2010 is summarized as follows (in thousands):

	April 2, 2011	April 3, 2010
Net sales
Electronics	$87,353	$84,434
Automotive	53,857	36,927
Electrical	25,950	23,041
Total net sales	$167,160	$144,402

Operating income
Electronics	$17,663	$12,417
Automotive	10,394	3,812
Electrical	6,539	5,414
Other*	(3,678)	-
Total operating income	30,918	21,643
Interest expense	336	427
Other (income) expense, net	(26)	110
Income before income taxes	$30,608	$21,106
* Included in “Other” operating income for 2011 is a non-cash charge of $3.7 million for the sale of inventory that had been stepped-up to fair value at the acquisition date of Cole Hersee in 2010 as required by purchase accounting rules. As the inventory was sold, the non-cash charge impacted operating income.

The company’s net sales by geographical area for the three months ended April 2, 2011 and April 3, 2010 are summarized as follows (in thousands):

	April 2, 2011	April 3, 2010
Net sales
Americas	$70,786	$53,277
Europe	32,549	29,787
Asia-Pacific	63,825	61,338
Total net sales	$167,160	$144,402

The company’s long-lived assets (net property, plant and equipment) by geographical area as of April 2, 2011 and January 1, 2011 are summarized as follows (in thousands):

	April 2, 2011	January 1, 2011
Long-lived assets
Americas	$58,547	$58,869
Europe	3,147	3,080
Asia-Pacific	67,196	68,198
Consolidated total	$128,890	$130,147

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14. Comprehensive Income

The following table sets forth the computation of comprehensive income for the three months ended April 2, 2011 and April 3, 2010, respectively (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010

Net income	$21,578	$15,469
Other comprehensive income items:
Currency translation adjustments	10,458	375
Unrealized gain on available-for-sale securities, net of $0 income taxes	1,146	506
Minimum pension liability adjustment, net of tax	(297)	—
(Loss) on derivatives, net of income taxes	—	(75)
Comprehensive income	$32,885	$16,275

15. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	April 2, 2011	January 1, 2011

Minimum pension liability adjustment*	$(7,172)	$(6,875)
Unrealized gain on available-for-sale securities**	10,490	9,344
Foreign currency translation adjustment	29,230	18,772
Total	$32,548	$21,241
* Net of tax of $134 and $3,718 for 2011 and 2010, respectively.
** Net of tax of $0 and $0 for 2011 and 2010, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Littelfuse, Inc. and its subsidiaries (the “company”) design, manufacture, and sell circuit protection devices for use in the electronics, automotive and electrical markets throughout the world. The following table is a summary of the company’s operating segments’ net sales by business unit and geography:

Net Sales by Business Unit and Geography (in millions, unaudited)

	First Quarter
	2011	2010(b)	% Change
Business Unit
Electronics	$87.4	$84.4	4%
Automotive(c)	53.9	36.9	46%
Electrical	25.9	23.1	12%

Total	$167.2	$144.4	16%

	First Quarter
	2011	2010	% Change
Geography(a)
Americas(c)	$70.8	$53.3	33%
Europe	32.6	29.8	9%
Asia-Pacific	63.8	61.3	4%

Total	$167.2	$144.4	16%

(a) Sales by geography represent sales to customer or distributor locations.
(b) During the first quarter of 2011, the company adjusted its business segment reporting methodology to report results by product line rather than by sales organization. Accordingly, results for 2010 have been restated to reflect this change. There was no change to total consolidated results.
(c) 2011 includes Cole Hersee net sales of $13.0 million.

Results of Operations – First Quarter, 2011 compared to 2010

Net sales increased $22.8 million or 16% to $167.2 million in the first quarter of 2011 compared to $144.4 million in the first quarter of 2010 due to growth in all market segments and geographies and $13.0 million related to Cole Hersee. The company experienced $0.9 million in favorable foreign currency effects in the first quarter of 2011 as compared to the first quarter of 2010. This favorable impact primarily resulted from sales denominated in Canadian dollars and Japanese yen which were partially offset by the unfavorable impact from sales denominated in euros.

Electronics sales increased $3.0 million or 4% to $87.4 million in the first of 2011 compared to $84.4 million in the first quarter of 2010 reflecting increased end-market demand across all geographies partially offset by inventory de-stocking at some distributors. The electronics segment experienced $0.3 million in favorable foreign currency effects for the electronics segment in the first quarter of 2011 as compared to the first quarter of 2010. This increase resulted primarily from sales denominated in Japanese yen.

Automotive sales increased $17.0 million or 46% to $53.9 million in the first quarter of 2011 compared to $36.9 million in the first quarter of 2010 due to $13.0 million related to Cole Hersee, further recovery in North America and Europe and continued strong growth in Asia. The automotive segment experienced less than a net $0.1 million in favorable foreign currency effects in the first quarter of 2011 as compared to the first quarter of 2010. Positive foreign currency effects from sales in the Asian region were offset by an unfavorable decline in the euro.

Electrical sales increased $2.8 million or 12% to $25.9 million in the first quarter of 2011 compared to $23.1 million in the first quarter of 2010 primarily due to continued strong growth for protection relays and custom mining products and steady improvement in the industrial fuse market. This was partially offset by a slowdown in the solar market. The electrical segment experienced $0.5 million in favorable foreign currency effects in the first quarter of 2011 as compared to the first quarter of 2010. This increase resulted primarily from sales denominated in Canadian dollars. Revenues are also slightly impacted due to seasonal factors related to end user demand.

On a geographic basis, sales in the Americas increased $17.5 million or 33% to $70.8 million in the first quarter of 2011 compared to $53.3 million in the first quarter of 2010, primarily due to $13.0 million related to Cole Hersee as well as increased sales in all three of the company’s business segments. The Americas region also experienced $0.6 million in favorable foreign currency effects in the first quarter of 2011 as compared to the first quarter of 2010. This increase resulted primarily from sales denominated in Canadian dollars.

Europe sales increased $2.8 million or 9% to $32.6 million in the first quarter of 2011 compared to $29.8 million in the first quarter of 2010 mainly due to increased automotive and electronics sales. The Europe region experienced $0.4 million in unfavorable foreign currency effects in the first quarter of 2011 as compared to the first quarter of 2010 reflecting a stronger euro.

Asia-Pacific sales increased $2.5 million or 4% to $63.8 million in the first quarter of 2011 compared to $61.3 million in the first quarter of 2010 primarily due to continued growth in consumer electronics and automotive markets. The Asia-Pacific region experienced $0.7 million in favorable foreign currency effects in the first quarter of 2011 as compared to the first quarter of 2010. This increase primarily resulted from sales denominated in Japanese yen.

Gross profit was $64.7 million or 39% of net sales for the first quarter of 2011 compared to $53.3 million or 37% of net sales in the same quarter last year. Gross profit for the first quarter of 2011 was negatively impacted by $3.7 million which was the additional cost of goods sold for Cole Hersee inventory which had been stepped-up to fair value at the acquisition date as required by purchase accounting rules. Excluding the impact of this adjustment, gross profit was $68.4 million or 41% of net sales for the first quarter of 2011. The improvement in gross margin was attributable to improved operating leverage resulting from higher production volumes in the first quarter of 2011 as well as cost reductions related to manufacturing transfers.

Total operating expense was $33.8 million or 20% of net sales for the first quarter of 2011 compared to $31.6 million or 22% of net sales for the same quarter in 2010. The increase in operating expenses primarily reflects incremental operating expenses of $3.1 million from the Cole Hersee acquisition. The impact of cost reduction plans initiated in 2009 continued to reflect in improved operating efficiencies across the company.

Operating income for the first quarter of 2011 was approximately $30.9 million compared to operating income of $21.6 million for the same quarter in 2010 due to the increase in sales and reduction in costs discussed above.

Interest expense was $0.3 million in the first quarter of 2011 compared to $0.4 million for the first quarter of 2010. Interest expense decreased in the third quarter of 2010 compared to the same quarter last year due to lower amounts of outstanding debt (primarily the Term Loan) in the third quarter of 2010. Other (income) expense, net, consisting of interest income, royalties, non-operating income and foreign currency items was $0.0 million for the first quarter of 2011 compared to $0.1 million of expense in the first quarter of 2010. The results for 2011 and 2010 were primarily due to the impact from foreign exchange revaluation.

Income before income taxes was $30.6 million for the first quarter of 2011 compared to income before income taxes of $21.1 million for the first quarter of 2010. Income tax expense was $9.0 million with an effective tax rate of 29.5% for the first quarter of 2011 compared to income tax expense of $5.6 million with an effective tax rate of 26.7% in the first quarter of 2010. The 2011 effective tax rate was higher due to increased profitability in higher-tax-rate jurisdictions, particularly in the U.S. Improved U.S. profitability was primarily due to cost savings from closure of two semiconductor manufacturing sites in prior years.

Net income for the first quarter of 2011 was $21.6 million or $0.96 per diluted share compared to net income of $15.5 million or $0.69 per diluted share for the same quarter of 2010.

Liquidity and Capital Resources

The company historically has financed capital expenditures through cash flows from operations. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the company’s operations and its debt obligations for the foreseeable future.

Term Loan

On September 29, 2008, the company entered into a Loan Agreement with various lenders that provided the company with a five-year term loan facility of $80.0 million for the purposes of (i) refinancing certain existing indebtedness; (ii) funding working capital needs; and (iii) funding capital expenditures and other lawful corporate purposes, including permitted acquisitions. Amortization on the term loan is $2.0 million per quarter for the first four years and $12.0 million per quarter in the fifth year. The Loan Agreement also contains an expansion feature, pursuant to which the company may from time to time request incremental loans in an aggregate principal amount not to exceed $40.0 million. The company had $47.0 million outstanding under the Loan Agreement at April 2, 2011.

The Loan Agreement requires the company to meet certain financial tests, including a consolidated leverage ratio and a consolidated interest coverage ratio. The Loan Agreement also contains additional affirmative and negative covenants which, among other things, impose certain limitations on the company’s ability to merge with other companies, create liens on its property, incur additional indebtedness, enter into transactions with affiliates except on an arm’s length basis, dispose of property, or issue dividends or make distributions. At April 2, 2011, the company was in compliance with all covenants under the Loan Agreement.

Revolving Credit Facilities

On January 28, 2009, the company entered into an unsecured financing arrangement with a foreign bank that provided a CAD 10.0 million (equivalent to approximately $10.3 million at April 2, 2011) revolving credit facility, for capital expenditures and general working capital, which expires on July 21, 2011. This facility consists of prime-based loans and overdrafts, banker’s acceptances and U.S. base rate loans and overdrafts. At April 2, 2011, the company had CAD 10.0 million (equivalent to approximately $10.3 million at April 2, 2011) available under the revolving credit facility.

This arrangement contains covenants that, among other matters, impose limitations on future mergers, sales of assets, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At April 2, 2011, the company was in compliance with all covenants under the revolving credit facility.

The company also has an unsecured domestic financing arrangement, which expires on July 21, 2011, consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential to increase up to $125.0 million upon request of the company and agreement with the lenders. At April 2, 2011, the company had available $47.0 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 0.500% (0.74% as of April 2, 2011).

The domestic bank financing arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At April 2, 2011, the company was in compliance with all covenants under the bank financing arrangement.

The company also had $2.2 million outstanding in letters of credit at April 2, 2011.  No amounts were drawn under these letters of credit at April 2, 2011.

Other Obligations

The company started 2010 with $109.7 million of cash and cash equivalents. Net cash provided by operating activities was $13.7 million for the first quarter 2011 reflecting $21.6 million in net income and $11.3 million in non-cash adjustments (primarily $7.6 million in depreciation and amortization and $1.2 million in stock-based compensation) offset by $19.2 million in net changes to various operating assets and liabilities. Changes in various operating assets and liabilities (including short-term and long-term items) that impacted cash flows negatively for the first quarter of 2011 consisted of net increases in accounts receivables ($11.3 million) and decreases in accrued expenses (including post-retirement) ($0.6 million), accrued payroll and severance ($10.1 million) and prepaid expenses and other ($2.6 million). The increase in accounts receivable was due primarily to the ramp-up in sales during the first quarter. The decrease in accrued payroll and severance was due primarily to payouts for the 2010 management incentive plan which occurred in the first quarter. Changes that had a positive impact on cash flows were decreases in inventory ($0.7 million), accounts payable ($3.9 million) and accrued income taxes ($0.8 million).

Net cash used in investing activities was approximately $4.4 million and included $4.6 million in capital spending offset by $0.2 million in proceeds from the sale of assets.

Net cash used in financing activities was approximately $8.7 million and included net proceeds of debt of $1.0 million and proceeds from the exercise of stock options including tax benefits of $11.0 million offset by cash dividends paid of $3.3 million. The effect of exchange rate changes on cash and cash equivalents was a positive $3.9 million. The net cash provided by operating activities less net cash used in investing and financing activities resulted in a $21.8 million increase in cash, which left the company with a cash and cash equivalents balance of approximately $131.5 million at April 2, 2011.

The ratio of current assets to current liabilities was 3.3 to 1 at the end of the first quarter of 2011 and the first quarter of 2010 compared to 2.9 to 1 at year-end.  Days sales outstanding in accounts receivable was approximately 60 days at the end of the first quarter of 2011 compared to 59 days at the end of the first quarter of 2010 and compared to 58 days at year-end 2010.  Days inventory outstanding was approximately 68 days at the end of the first quarter of 2011 compared to 70 days at the year-end 2010 and 57 days at the end of the first quarter of 2010. Contributing to the increase in days inventory outstanding was the company’s shipping change from air freight to sea freight and higher commodity prices.

Outlook

The company’s markets and revenues continue to show improvement reflecting the global economic recovery, ongoing growth in the company’s key Asia markets and results from the company’s organic and acquisition growth initiatives.

The electronic segment continues to improve reflecting continued growth of the company’s Asian market as well as economic recovery in North America and Europe.  Automotive revenue, excluding Cole Hersee, continues strong and the company expects further growth in Asia, North American and Europe. In the electrical segment, the protection relay and custom products business, which was acquired in 2008, continues to grow driven primarily by strength in the mining sector. The electrical fuse business is showing some improvement due to recovery in the industrial markets. The solar market, which drove strong growth for fuses in 2010, paused in the first quarter of 2011. The company expects this market to return to growth in the near future.

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

The overall improvement in the global economy also has caused increases to our commodity and transportation costs. These costs have had some effect on the manufacturing and operating results, but have been offset by the aforementioned efficiency improvements.

The company estimates that the Japan disaster had an impact of approximately $1 million on sales to Japanese customers in the first quarter of 2011. It is expected that this will increase to approximately $2 million for each of the next several quarters. The company is also evaluating potential indirect effects on its supply chain from shortages of Japanese components, but at this point there are no known situations that would have a material impact on the company’s financial results.

The company continues to invest in plant and infrastructure to further improve operating efficiency and increase capacity.  Capital spending for 2011 is expected to be approximately $29 to $32 million.

Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).

The statements in this section and the other sections of this report that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of the PSLRA. These statements may involve risks and uncertainties, including, but not limited to, risks relating to product demand and market acceptance, economic conditions, the impact of competitive products and pricing, product quality problems or product recalls, capacity and supply difficulties or constraints, coal mining exposures reserves, failure of an indemnification for environmental liability, exchange rate fluctuations, commodity price fluctuations, the effect of the company’s accounting policies, labor disputes, restructuring costs in excess of expectations, pension plan asset returns less than assumed, integration of acquisitions and other risks which may be detailed in the company’s other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the company’s Annual Report on Form 10-K for the year ended January 1, 2011. For a further discussion of the risk factors of the company, please see Item 1A. “Risk Factors” to the company’s Annual Report on Form 10-K for the year ended January 1, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The company is exposed to market risk from changes in interest rates, foreign exchange rates and commodities.

Interest Rates

The company had $28.0 million in debt outstanding under revolving credit facilities at April 2, 2011, at variable rates. While 100% of this debt has variable interest rates, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in Mexico, Canada, Germany, China, Taiwan and the Philippines. During the first three months of 2011, sales to customers outside the U.S. were 64.8% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan or Taiwanese dollars.

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

Commodities

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper and zinc, where at current prices and volumes, a 10% price change would affect pre-tax profit by approximately $2.1 million for copper and $0.7 million for zinc.

The cost of oil has increased during the first three months of 2011. There is a risk that a continuation of high prices for oil and electricity during the remainder of 2011 could have an impact on the company’s transportation and utility expenses.

The cost of raw silicon has increased during the first three months of 2011, and further increases are expected for the remainder of 2011. This is expected to add to the cost of the company’s semiconductor products for the remainder of 2011. However, the company believes these cost increases should be more than offset by savings from the consolidation of the company’s semiconductor manufacturing facilities.

Item 4. Controls and Procedures.

As of April 2, 2011, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the company and its consolidated subsidiaries has been made known to them by the employees of the company and its consolidated subsidiaries during the period preceding the filing of this Quarterly Report on Form 10-Q. There were no significant changes in the company’s internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the company’s internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the company’s Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

A detailed description of risks that could have a negative impact on our business, revenues and performance results can be found under the caption “Risk Factors” in the company’s most recent Form 10-K, filed on February 25, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2011 to April 30, 2012. The company did not repurchase any shares of its common stock during the first quarter or fiscal 2011, and 1,000,000 shares may yet be purchased under the program as of April 2, 2011.

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2011.

31.2	Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2011.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

Date: May 5, 2011	By:	/s/ Philip G. Franklin
Philip G. Franklin Vice President, Operations Support, Chief Financial Officer and Treasurer (As duly authorized officer and as the principal financial and accounting officer)