Form 10-Q
period 2011-07-02
LITTELFUSE INC /DE
filed 2011-08-09
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 2, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-20388

LITTELFUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8755 W. Higgins Road, Suite 500
Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

(773) 628-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]                                                               Accelerated filer [X]                                        Non-accelerated filer [  ]Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

As of July 29, 2011, 23,003,242 shares of common stock, $.01 par value, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LITTELFUSE, INC.
Condensed Consolidated Balance Sheets
(In thousands of USD, except share amounts)

	July 2, 2011	January 1, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$163,924	$109,720
Accounts receivable, less allowances	118,310	97,753
Inventories	79,865	80,182
Deferred income taxes	9,571	10,588
Prepaid expenses and other current assets	15,206	13,882
Assets held for sale	6,839	6,831
Total current assets	393,715	318,956
Property, plant and equipment:
Land	5,934	5,688
Buildings	54,692	53,089
Equipment	278,733	276,371
	339,359	335,148
Accumulated depreciation	(212,060)	(205,001)
Net property, plant and equipment	127,299	130,147
Intangible assets, net of amortization:
Patents, licenses and software	10,611	11,211
Distribution network	20,800	9,752
Customer lists, trademarks and tradenames	13,204	20,865
Goodwill	113,005	112,687
	157,620	154,515
Investments	13,085	11,660
Deferred income taxes	1,973	3,271
Other assets	2,797	2,580

Total assets	$696,489	$621,129

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,412	$24,079
Accrued payroll	18,433	24,186
Accrued expenses	9,366	10,307
Accrued severance	2,142	3,279
Accrued income taxes	18,273	14,997
Current portion of long-term debt	70,000	33,000
Total current liabilities	148,626	109,848
Long-term debt, less current portion	-	41,000
Accrued severance	52	486
Accrued post-retirement benefits	5,482	5,564
Other long-term liabilities	14,267	11,571
Total equity	528,062	452,660

Total liabilities and equity	$696,489	$621,129

Common shares issued and outstanding of 22,332,413 and 21,752,536, at July 2, 2011 and January 1, 2011, respectively.

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Income
(In thousands of USD, except per share data, unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net sales	$176,615	$157,508	$343,775	$301,910

Cost of sales	106,621	98,125	209,078	189,247

Gross profit	69,994	59,383	134,697	112,663

Selling, general and administrative expenses	28,441	26,208	55,836	52,655
Research and development expenses	4,662	4,403	9,457	8,353
Amortization of intangibles	1,600	1,265	3,195	2,505
	34,703	31,876	68,488	63,513

Operating income	35,291	27,507	66,209	49,150

Interest expense	521	356	857	783
Other (income) expense, net	(11)	(1,409)	(37)	(1,299)

Income before income taxes	34,781	28,560	65,389	49,666

Income taxes	9,512	8,282	18,542	13,919

Net income	$25,269	$20,278	$46,847	$35,747

Net income per share (see note 9):
Basic	$1.13	$0.91	$2.12	$1.61
Diluted	$1.11	$0.90	$2.08	$1.59

Weighted average shares and equivalent shares outstanding:
Basic	22,191	22,019	22,034	21,933
Diluted	22,590	22,397	22,460	22,301

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Cash Flows
(In thousands of USD, unaudited)

	For the Six Months Ended
	July 2, 2011	July 3, 2010
OPERATING ACTIVITIES:
Net income	$46,847	$35,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,311	14,398
Amortization of intangibles	3,195	2,505
Stock-based compensation	3,040	2,780
Non-cash inventory charge (see note 3)	3,678	—
Excess tax benefit on stock-based compensation	(3,685)	(688)
(Gain) on sale of assets	(100)	(323)
Changes in operating assets and liabilities:
Accounts receivable	(18,886)	(30,785)
Inventories	(1,475)	(9,180)
Accounts payable	5,851	4,936
Accrued expenses (including post-retirement)	581	(5,354)
Accrued payroll and severance	(7,437)	(1,715)
Accrued taxes	2,888	11,439
Prepaid expenses and other	(739)	2,376
Net cash provided by in operating activities	46,069	26,136

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(10,559)	(7,155)
Business acquisition settlement	50	—
Proceeds from sale of assets	253	4,714
Net cash (used in) investing activities	(10,256)	(2,441)

FINANCING ACTIVITIES:
Proceeds from debt	85,000	6,845
Payments of term debt	(49,000)	(4,000)
Payments of revolving credit facility	(40,000)	(11,206)
Debt issuance costs	(716)	—
Cash dividends paid	(6,613)	—
Proceeds from exercise of stock options	20,673	7,482
Excess tax benefit on stock-based compensation	3,685	688
Net cash provided by (used in) financing activities.	13,029	(191)

Effect of exchange rate changes on cash and cash equivalents	5,362	(6,176)

Increase in cash and cash equivalents	54,204	17,328
Cash and cash equivalents at beginning of period	109,720	70,354
Cash and cash equivalents at end of period	$163,924	$87,682

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Littelfuse, Inc. and its subsidiaries (the “company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information. Accordingly, certain information and disclosures normally included in the statement of financial information, results of operations and cash flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, and accrued employee-related costs pursuant to contractual obligations, considered necessary for a fair presentation have been included. Operating results for the period ended July 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the company’s consolidated financial statements and the notes thereto incorporated by reference in the company’s Annual Report on Form 10-K for the year ended January 1, 2011. The company evaluated subsequent events through the date of its financial statements as filed with the Securities and Exchange Commission (“SEC”).

2. Reclassification and Restatements

Certain items in the company’s 2010 financial statements have been reclassified to conform to the company’s 2011 presentation. During the first quarter of 2011, as previously reported, the company adjusted its business segment reporting methodology to report results by product line rather than by sales organization. The company’s total consolidated revenues and operating income did not change.

3. Acquisition of Business

On December 17, 2010, the company acquired the Cole Hersee Company (“Cole Hersee”), a leading manufacturer of power management products and heavy duty electromechanical and solid-state switches, for approximately $50.0 million. The acquisition allows the company to further expand its off-road, truck and bus business. Cole Hersee is located in Boston, Massachusetts with manufacturing operations in Melchor Muzquiz, Mexico. The company funded the acquisition with available cash.

The following table sets forth the preliminary purchase price allocation for Cole Hersee’s net assets, as of July 2, 2011, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair market or net realizable values.

Cole Hersee preliminary purchase price allocation (in thousands):
Cash	$1,708
Current assets, net	17,628
Property, plant and equipment, net	5,368
Goodwill	15,564
Other intangibles	14,100
Other assets	533
Current liabilities	(2,575)
Other long-term liabilities	(2,376)
$49,950

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Acquisition of Business, continued

Pro forma financial information is not presented for Cole Hersee due to amounts not being materially different than actual results.

4. Inventories

The components of inventories at July 2, 2011 and January 2, 2011 are as follows (in thousands):

	July 2, 2011	January 1, 2011
Raw material	$28,725	$20,994
Work in process	12,020	9,719
Finished goods	39,120	49,469
Total inventories	$79,865	$80,182

5. Investments

Included in the company’s investments are shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company whose shares are traded on the Taiwan Stock Exchange.  The Polytronics investment was acquired as part of the Littelfuse GmbH acquisition. The fair value of the Polytronics investment was €9.0 million (approximately $13.1 million) at July 2, 2011 and €8.8 million (approximately $11.7 million) at January 1, 2011, based on the quoted market price at the close of business corresponding to each date. Included in Other Comprehensive Income (Loss) was an unrealized gain of $0.3 million, due to the increase in fair market value for the six months ended July 2, 2011.

The remaining difference in fair market value of this investment was due to the impact of changes in exchange rates, which is included as a component of the currency translation adjustments of “Other Comprehensive Income (Loss)”.

6. Debt

The carrying amounts of long-term debt at July 2, 2011 and January 1, 2011 are as follows (in thousands):

	July 2, 2011	January 1, 2011
Term loan	$—	$49,000
Revolving credit facility	70,000	25,000
	70,000	74,000
Less: Current maturities	70,000	33,000
Total long-term debt	$—	$41,000

On June 13, 2011, the company entered into a new credit agreement with certain commercial banks that provides an unsecured   revolving credit facility in an amount of up to $150 million, with a potential to increase up to $225 million. The credit agreement replaces the company’s previous credit agreement dated July 26, 2006 and loan agreement dated September 23, 2008, and, unless terminated earlier, will terminate on June 13, 2016. During the second quarter of 2011,  $0.2 million of non-cash previously capitalized debt issuance costs were written off and $0.7 million of new debt issuance costs incurred was capitalized and will  be amortized over the life of the new credit agreement.

During the second quarter of 2011, as part of the new refinancing arrangement discussed above, $47 million of indebtedness that was due on the previous term loan was settled and rolled-over into the revolving credit facility by the lender.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Financial Instruments and Risk Management, continued

The company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The fair value is based upon either market quotes for actively traded instruments or independent bids for non-exchange traded instruments. The company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions to the hedged risk. On the date the derivative is entered into, the company designates the derivative as a fair value hedge, cash flow hedge or a net investment hedge, and accounts for the derivative in accordance with its designation. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the company discontinues hedge accounting, and any deferred gains or losses are recorded in the respective measurement period. At July 2, 2011, the company does not have any outstanding derivative instruments.

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

Net Derivative Gain or Loss

The effect of cash flow hedge derivative instruments on the Consolidated Statements of Income and Other Comprehensive Income (Loss) is as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)
	Six Months Ended		into Income (Loss)	Six Months Ended
	2-Jul-11	3-Jul-10	(Effective Portion)	2-Jul-11	July 3 2010
Foreign exchange contracts	$-	$92	Cost of Sales	$-	$(191)
Total	$-	$92		$-	$(191)

Derivative Transactions

There were no unrealized gains or losses included in Accumulated Other Comprehensive Income (Loss) at July 2, 2011 and January 1, 2011, respectively.

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

The company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 2 or Level 3 during the  six months ended July 2, 2011. There were no changes during the six months ended July 2, 2011, to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of July 2, 2011, the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of July 2, 2011 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Available-for-sale securities	$13,085	$—	$—	$13,085
Total	$13,085	$—	$—	$13,085

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

The company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, current portion of long-term debt, and long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and current portion of long-term debt approximate their fair values. The company’s long-term debt fair value approximates book value at July 2, 2011 and January 1, 2011, respectively, as the long-term debt variable interest rates fluctuate along with market interest rates.

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

The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock or the two-class method. The company has determined the two-class method to be the more dilutive. As such, the earnings allocated to common stock shareholders in the basic earnings per share calculation is adjusted for the reallocation of undistributed earnings to participating securities, as prescribed by the guidance, to arrive at the earnings allocated to common stock shareholders for calculating the diluted earnings per share.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	For the Three Months Ended		For the Six Months Ended
(in thousands except per share amounts)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net income as reported	$25,269	$20,278	$46,847	$35,747
Less: Distributed earnings available to participating securities	(2)	—	(5)	—
Less: Undistributed earnings available to participating securities	(103)	(206)	(155)	(365)
Numerator for basic earnings per share —
Undistributed and distributed earnings available to common shareholders	$25,164	$20,072	$46,687	$35,382
Add: Undistributed earnings allocated to participating securities	102	206	155	365
Less: Undistributed earnings reallocated to participating securities	(100)	(206)	(152)	(365)
Numerator for diluted earnings per share —
Undistributed and distributed earnings available to common shareholders	$25,166	$20,072	$46,690	$35,382
Denominator for basic earnings per share —
Weighted-average shares	22,191	22,019	22,034	21,933
Effect of dilutive securities:
Common stock equivalents	399	378	426	368
Denominator for diluted earnings per share —
Adjusted for weighted-average shares & assumed conversions	22,590	22,397	22,460	22,301
Basic earnings per share	$1.13	$0.91	$2.12	$1.61
Diluted earnings per share	$1.11	$0.90	$2.08	$1.59

10. Restructuring

During 2006, the company announced the closing of its Ireland facility, resulting in restructuring charges of $17.1 million, consisting of $20.0 million of accrued severance less a statutory rebate of $2.9 million recorded as a current asset, which were recorded as part of cost of sales. This restructuring, which impacted approximately 131 employees, is part of the company’s strategy to expand operations in Asia-Pacific region in order to be closer to current and potential customers and take advantage of lower manufacturing costs. The restructuring charges were based upon each employee’s salary and length of service with the company. The additions in 2009 and 2010 primarily relate to retention costs that were incurred during the transition period. All charges related to the closure of the Ireland facility were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred is $26.1 million. The company has incurred $26.1 million through April 2, 2011 with no further costs expected.  This restructuring has been fully paid as of April 2, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Restructuring, continued

A summary of activity of this liability is as follows:

Ireland restructuring (in thousands)
Balance at December 27, 2008	$1,651
Additions	11
Payments	(1,454)
Exchange rate impact	(25)
Balance at January 2, 2010	183
Additions	80
Payments	—
Exchange rate impact	(15)
Balance at January 1, 2011	248
Additions	—
Payments	(264)
Exchange rate impact	16
Balance at April 2, 2011	$—

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

The total cost expected to be incurred for the Irving, Texas and Des Plaines and Elk Grove, Illinois related restructuring programs is $19.2 million. The company has incurred $19.2 million through July 2, 2011. A summary of activity of this liability is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Restructuring, continued

Irving, Des Plaines and Elk Grove restructuring (in thousands)
Balance at December 27, 2008	$9,608
Additions	3,977
Payments	(8,993)
Balance at January 2, 2010	4,592
Additions	1,168
Payments	(4,324)
Balance at January 1, 2011	1,436
Additions	115
Payments	(273)
Balance at April 2, 2011	1,278
Additions	3
Payments	(307)
Balance at July 2, 2011	$974

During September 2008, the company announced the closure of its Swindon, U.K., facility, resulting in restructuring charges of $0.8 million, consisting of $0.3 million that was recorded as part of cost of sales and $0.5 million that was recorded as part of research and development expenses. These charges, which impact 10 employees, were primarily for redundancy costs and will be paid through 2011. Restructuring charges are based upon each employee’s current salary and length of service with the company. All charges related to the closure of the Swindon facility were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The total cost expected to be incurred is $1.3 million. The company has incurred $1.3 million through July 2, 2011. A summary of activity of this liability is as follows:

Swindon, U.K. restructuring (in thousands)
Balance at December 27, 2008	$834
Additions	299
Payments	(1,048)
Balance at January 2, 2010	85
Additions	26
Payments	(53)
Balance at January 1, 2011	58
Additions	13
Payments	—
Balance at April 2, 2011	71
Additions	—
Payments	(45)
Balance at July 2, 2011	$26

During May 2009, the company announced the restructuring of its European organization. The restructuring included the transfer of its manufacturing operations from Dünsen, Germany to Piedras Negras, Mexico and the closure of its distribution facility in Utrecht, Netherlands. The Dünsen closure will impact approximately 58 production employees.

The Utrecht closure impacted approximately 37 employees primarily in customer service and administrative roles. The restructuring for Utrecht was completed in the first quarter of 2010.  The Dünsen closure is expected to be completed in the third quarter of 2011.  The charges recorded for severance and retention and asset impairments were approximately $2.3 million in Utrecht, Netherlands (reflected in selling, general and administrative expenses) and approximately $3.2 million in Dünsen, Germany (reflected within cost of sales). All charges related to the closure of the Dünsen and Utrecht facilities were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The remaining additions in 2010 primarily relate to retention costs that were incurred during the transition period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Restructuring, continued

The total cost related to the European restructuring program expected to be incurred is $5.6 million. The company has incurred $5.6 million in costs, including asset impairment charges, through July 2, 2011 with no additional costs expected to be incurred. A summary of the activity of this liability is as follows:

European restructuring (in thousands)
Balance at December 27, 2008	$—
Additions	5,453
Payments	(686)
Exchange rate impact	87
Balance at January 2, 2010	4,854
Additions	135
Payments	(3,983)
Exchange rate impact	(155)
Balance at January 1, 2011	851
Additions	—
Payments	(393)
Exchange rate impact	45
Balance at April 2, 2011	503
Additions	—
Payments	(159)
Exchange rate impact	12
Balance at July 2, 2011	$356

During May 2009, the company also announced a restructuring of its Asian operations. The restructuring includes closure of a manufacturing facility in Taiwan and a consolidation of its Asian sales offices. The closure of the Taiwan facility and Asian sales offices will impact approximately 184 employees. The charge recorded for this restructuring totaled $0.9 million and was related to severance and retention costs with $0.4 million and $0.5 million included within cost of sales and selling, general and administrative expenses, respectively.  All charges related to the closure and the consolidation of the Asian facilities were recorded in “Other Operating Income (Loss)” for business unit segment reporting purposes. The remaining additions in 2009 and 2010 primarily relate to retention costs that were incurred during the transition period. The total cost expected to be incurred is $1.6 million. The company has incurred $1.6 million through July 2, 2011 related to the Asian restructuring program. A summary of activity of this liability is as follows:

Asian restructuring (in thousands)
Balance at December 27, 2008	$—
Additions	1,456
Payments	(291)
Exchange rate impact	38
Balance at January 2, 2010	1,203
Additions	278
Payments	(372)
Exchange rate impact	63
Balance at January 1, 2011	1,172
Additions	149
Payments	(8)
Exchange rate impact	25
Balance at April 2, 2011	1,338
Additions	187
Payments	(666)
Exchange rate impact	(21)
Balance at July 2, 2011	$838

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Income Taxes

The effective tax rate for the second quarter of 2011 was 27.4% compared to an effective tax rate  of 29.0% in the second quarter of 2010. The current quarter effective tax rate was positively impacted by the mix of income earned in lower tax jurisdictions.

12. Pensions

The components of net periodic benefit cost for the three and six months ended  July 2, 2011, compared with the three and six months ended July 3, 2010, were (in thousands):

	U.S. Pension Benefits				Foreign Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Service cost	$155	$125	$280	$250	$153	$109	$306	$218
Interest cost	1,282	971	2,555	1,963	182	196	364	392
Expected return on plan assets	(1,631)	(1,259)	(3,259)	(2,509)	(121)	(4)	(242)	(8)
Amortization of prior service cost	-	-	-	-	(1)	(1)	(1)	(1)
Amortization of net (gain) loss	195	-	374	-	8	(1)	15	(2)
Total cost of the plan	1	(163)	(50)	(296)	221	299	442	599
Expected plan participants’ contribution	-	-	-	-	-	-	-	-
Net periodic benefit cost	$1	$(163)	$(50)	$(296)	$221	$299	$442	$599

The expected rates of return on US pension assets were 8.2% and 8.5% for 2011 and 2010, respectively. The expected rates of return on foreign pension assets were 4.5% and 1.5% for 2011 and 2010, respectively.

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

During the first quarter of 2011, as previously reported, the company adjusted its business segment reporting methodology to report results by product line rather than by sales organization. The company’s total consolidated revenues and operating income did not change.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Business Unit Segment Information, continued

Business unit segment information for the three and six months ended July 2, 2011 and July 3, 2010 are summarized as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales
Electronics	$98,390	$99,044	$185,743	$183,414
Automotive	50,397	34,569	104,254	71,555
Electrical	27,828	23,895	53,778	46,941
Total net sales	$176,615	$157,508	$343,775	$301,910

Operating income
Electronics	$20,700	$18,014	$38,363	$30,407
Automotive	7,731	3,303	18,125	7,137
Electrical	7,456	6,190	14,995	11,606
Other(a)	(596)	—	(4,274)	—
Total operating income	35,291	27,507	66,209	49,150
Interest expense	521	356	857	783
Other (income) expense, net	(11)	(1,409)	(37)	(1,299)
Income before income taxes	$34,781	$28,560	$65,389	$49,666

(a) Included in “Other” operating income for the three months ended July 2, 2011 are acquisition related fees.  Included  in “Other” operating income for the six months ended July 2, 2011 is a non-cash charge of $3.7 million for the sale of inventory that had been stepped-up to fair value at the acquisition date of Cole Hersee in 2010 as required by purchase accounting rules. As the inventory was sold, the non-cash charge impacted operating income.

The company’s net sales by geographical area for the three and six months ended July 2, 2011 and July 3, 2010 are summarized as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2010	July 3, 2010
Net sales
Americas	$75,688	$57,978	$146,475	$111,255
Europe	31,097	29,224	63,646	59,011
Asia-Pacific	69,829	70,306	133,654	131,644
Total net sales	$176,614	$157,508	$343,775	$301,910

The company’s long-lived assets (net property, plant and equipment) by geographical area as of July 2, 2011 and January 1, 2011are summarized as follows (in thousands):

	July 2, 2011	January 1, 2011
Long-lived assets
Americas	$57,248	$58,869
Europe	3,149	3,080
Asia-Pacific	66,902	68,198
Consolidated total	$127,299	$130,147

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14. Comprehensive Income

The following table sets forth the computation of comprehensive income for the three and six months ended July 2, 2011 and July 3, 2010, respectively (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net income	$25,269	$20,278	$46,847	$35,747
Other comprehensive income items:
Currency translation adjustments	4,570	(11,595)	15,028	(11,220)
Unrealized gain (loss) on available-for-sale securities, net of $0 income taxes	(868)	1,590	278	2,096
Minimum pension liability adjustment, net tax	(28)	—	(325)	—
Gain on derivatives, net of income taxes	—	167	—	92
Comprehensive income	$28,943	$10,440	$61,828	$26,715

15. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	July 2, 2011	January 1, 2011

Minimum pension liability adjustment*	$(7,200)	$(6,875)
Unrealized gain on investments**	9,622	9,344
Foreign currency translation adjustment	33,800	18,772
Total	$36,222	$21,241
* net of tax of $118 and $3,718 for 2011 and 2010, respectively.
** net of tax of $0 and $0 for 2011 and 2010, respectively.

16. Subsequent Events

On July 8, 2011, the company invested $3.0 million in certain preferred stock of Shocking Technologies, Inc., a research and development company in the electronics industry  located in San Jose California. Shocking Technologies, Inc. is a developer of circuit protection products for the computer and telecommunication markets.

On August 3, 2011 the company acquired Selco A/S, a Danish company specializing in protection relays for the marine and other industrial markets, for approximately $11.1 million. Selco’s annual revenue is approximately $9.0 million.

17. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011. Because this guidance impacts presentation only, it will have no effect on the company’s consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17. Recent Accounting Pronouncements, continued

In May, 2011, the FASB issued authoritative guidance that provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The new guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The new guidance will be effective for the company as of January 1, 2012 and will be applied prospectively. The company  is evaluating the impact of adopting the new guidance but currently believes there will be no significant impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Littelfuse, Inc. and its subsidiaries (the “company”) design, manufacture, and sell circuit protection devices for use in the electronics, automotive and electrical markets throughout the world. The following table is a summary of the company’s operating segments’ net sales by business unit and geography:

Net Sales by Business Unit and Geography (in millions, unaudited)
	Second Quarter			Year-to-Date
	2011	2010(b)	% Change	2011	2010(b)	% Change
Business Unit
Electronics	$98.4	$99.0	(1%)	$185.7	$183.4	1%
Automotive(c)	50.4	34.6	46%	104.3	71.6	46%
Electrical	27.8	23.9	16%	53.8	46.9	15%

Total	$176.6	$157.5	12%	$343.8	$301.9	14%

	Second Quarter			Year-to-Date
	2011	2010	% Change	2011	2010	% Change
Geography(a)
Americas(c)	$75.7	$58.0	31%	$146.5	$111.3	32%
Europe	31.1	29.2	6%	63.6	59.0	8%
Asia-Pacific	69.8	70.3	(1%)	133.7	131.6	2%

Total	$176.6	$157.5	12%	$343.8	$301.9	14%

(a) Sales by geography represent sales to customer or distributor locations.
(b) During the first quarter of 2011, as previously reported,  the company adjusted its business segment reporting methodology to report results by product line rather than by sales organization. Accordingly, results for 2010 have been restated to reflect this change. There was no change to total consolidated results.
(c) 2011 includes Cole Hersee net sales of $11.2 million for the second quarter and $24.2 million for year-to-date.

Results of Operations – Second Quarter, 2011 compared to 2010

Net sales increased $19.1 million or 12% to $176.6 million in the second quarter of 2011 compared to $157.5 million in the second quarter of 2010 due to growth in the automotive and electrical market segments and in the Americas region. Net sales in 2011 included an incremental $11.2 million related to Cole Hersee. Excluding Cole Hersee, net sales increased $7.9 million or 5% quarter over quarter. The company also experienced $5.3 million in favorable foreign currency effects in the second quarter of 2011 as compared to the second quarter of 2010. This favorable impact primarily resulted from sales denominated in euros.

Electronics sales decreased $0.6 million or 1% to $98.4 million in the second quarter of 2011 compared to $99.0 million in the second quarter of 2010.  In 2010, sales were positively impacted from strong demand and distributor inventory replenishment resulting from the global economic recovery. While end-market demand was strong in the second quarter of 2011, this demand was offset by inventory de-stocking at some distributors. The electronics segment also experienced $2.1 million in favorable foreign currency effects for the electronics segment in the second quarter of 2011 as compared to the second quarter of 2010. This increase resulted primarily from sales denominated in euros.

Automotive sales increased $15.8 million or 46% to $50.4 million in the second quarter of 2011 compared to $34.6 million in the second quarter of 2010 due primarily to an incremental $11.2 million in sales related to Cole Hersee, further recovery in North America and Europe and continued strong growth in Asia. Excluding Cole Hersee, automotive net sales increased $4.6 million or 13% quarter over quarter. The automotive segment also experienced a net $2.4 million in favorable foreign currency effects in the second quarter of 2011 as compared to the second quarter of 2010. This increase resulted primarily from sales denominated in euros.

Electrical sales increased $3.9 million or 16% to $27.8 million in the second quarter of 2011 compared to $23.9 million in the second quarter of 2010 primarily due to continued strong growth for protection relays and custom mining products and steady improvement in the industrial fuse market. This was partially offset by a slowdown in the solar market. The electrical segment also experienced $0.8 million in favorable foreign currency effects in the second quarter of 2011 as compared to the second quarter of 2010. This increase resulted primarily from sales denominated in Canadian dollars. Revenues are also slightly impacted due to seasonal factors related to end user demand.

On a geographic basis, sales in the Americas increased $17.7 million or 31% to $75.7 million in the second quarter of 2011 compared to $58.0 million in the second quarter of 2010, primarily due to $11.2 million in incremental sales related to Cole Hersee. Sales in the Americas region also increased $4.7 million in the electrical business segment and $1.4 million in the electronics business segment. The Americas region also experienced $0.7 million in favorable foreign currency effects in the second quarter of 2011 as compared to the second quarter of 2010. This increase resulted primarily from sales denominated in Canadian dollars.

Europe sales increased $1.9 million or 6% to $31.1 million in the second quarter of 2011 compared to $29.2 million in the second quarter of 2010 mainly due to increased automotive and electronics sales. The Europe region also experienced $3.6 million in favorable foreign currency effects in the second quarter of 2011 as compared to the second quarter of 2010 reflecting a stronger euro.

Asia-Pacific sales decreased $0.5 million or 1% to $69.8 million in the second quarter of 2011 compared to $70.3 million in the second quarter of 2010 primarily due to lower demand in consumer electronics and automotive markets. The Asia-Pacific region also experienced $1.1 million in favorable foreign currency effects in the second quarter of 2011 as compared to the second quarter of 2010. This increase primarily resulted from sales denominated in Japanese yen and Korean won.

Gross profit was $70.0 million or 40% of net sales for the second quarter of 2011 compared to $59.4 million or 38% of net sales in the same quarter last year. The improvement in gross margin was attributable to improved operating leverage resulting from higher production volumes in the second quarter of 2011 as well as cost reductions realized from manufacturing transfers.

Total operating expense was $34.7 million or 20% of net sales for the second quarter of 2011 compared to $31.9 million or 20% of net sales for the same quarter in 2010. The increase in operating expenses primarily reflects incremental operating expenses of $2.6 million from the Cole Hersee acquisition. The impact of cost reduction plans initiated in 2008 continued to reflect in improved operating efficiencies across the company.

Operating income for the second quarter of 2011 was approximately $35.3 million compared to operating income of $27.5 million for the same quarter in 2010 due to the increase in sales and reduction in costs discussed above.

Interest expense was $0.5 million in the second quarter of 2011 compared to $0.4 million for the second quarter of 2010. Interest expense increased in the second quarter of 2011 compared to the same quarter last year due to debt issuance costs incurred related to the new credit agreement in the second quarter of 2011. Other (income) expense, net, consisting of interest income, royalties, non-operating income and foreign currency items was less than $0.1 million for the second quarter of 2011 compared to $1.4 million of expense in the second quarter of 2010. The results for 2011 and 2010 were primarily due to the impact from foreign exchange revaluation.

Income before income taxes was $34.8 million for the second quarter of 2011 compared to income before income taxes of $28.6 million for the second quarter of 2010. Income tax expense was $9.5 million with an effective tax rate of 27.4% for the second quarter of 2011 compared to income tax expense of $8.3 million with an effective tax rate of 29.0% in the second quarter of 2010. The 2011 effective tax rate was lower due to increased profitability in lower-tax-rate jurisdictions.

Net income for the second quarter of 2011 was $25.3 million or $1.11 per diluted share compared to net income of $20.3 million or $0.90 per diluted share for the same quarter of 2010.

Results of Operations – Six Months, 2011

Net sales increased $41.9 million or 14% to $343.8 million for the first six months of 2011 compared to $301.9 million in the first six months of 2010 due to growth in all market segments and geographies and $24.2 million related to Cole Hersee. The company estimates that the Japan disaster had an impact of approximately $3.0 million on sales to Japanese customers in the first six months of 2011. The company also experienced $6.2 million in favorable foreign currency effects in the first six months of 2011 as compared to the prior year. This favorable impact primarily resulted from sales denominated in euros, Canadian dollars and the Japanese yen.

Electronics sales increased $2.3 million or 1% to $185.7 million in the first six months of 2011 compared to $183.4 million in the first six months of 2010 reflecting increased end-market demand across all geographies partially offset by distributor inventory replenishment in the prior-year period. The electronics segment also experienced $2.4 million in favorable foreign currency effects in the first six months of 2011 as compared to the first six months of 2010. This increase primarily resulted from sales denominated in Japanese yen and euros.

Automotive sales increased $32.7 million or 46% to $104.3 million in the first six months of 2011 compared to $71.6 million in the first six months of 2010. $24.2 million of the increase is related to Cole Hersee. The automotive segment also experienced $2.5 million in favorable foreign currency effects in the first six months of 2011 as compared to the first six months of 2010. This increase primarily resulted from sales denominated in euros.

Electrical sales increased $6.9 million or 15% to $53.8 million in the first six months of 2011 compared to $46.9 million in the first six months of 2010 primarily due to continued strong growth for protection relays and custom mining products and steady improvement in the industrial fuse market. This was partially offset by a slowdown in the solar market. The electrical segment also experienced $1.3 million in favorable foreign currency effects in the first six months of 2011 as compared to the first six months of 2010. This increase primarily resulted from sales in Canadian dollars.

On a geographic basis, sales in the Americas increased $35.2 million or 32% to $146.5 million in the first six months of 2011 compared to $111.3 million in the first six months of 2010, primarily due to $24.2 million  related to Cole Hersee and increased sales in all three of the company’s business segments. The Americas region also experienced $1.2 million in favorable foreign currency effects in the first six months of 2011 as compared to the first six months of 2010. This increase resulted primarily from sales denominated in Canadian dollars.

Europe sales increased $4.6 million or 8% to $63.6 million in the first six months of 2011 compared to $59.0 million in the first six months of 2010 mainly due to increased automotive and electronics sales. The Europe region  experienced $3.3 million in favorable foreign currency effects in the first six months of 2011 as compared to the first six months of 2010. This increase primarily resulted from sales denominated in euros.

Asia-Pacific sales increased $2.1 million or 2% to $133.7 million in the first six months of 2011 compared to $131.6 million in the first six months of 2010 primarily due to continued strong demand for electronic and automotive products partially offset by electronic distributor inventory replenishment in the prior-year period. The Asia-Pacific region also experienced $1.7 million in favorable foreign currency effects in the first six months of 2011 as compared to the first six months of 2010. This increase primarily resulted from sales denominated in Japanese yen and Korean won.

Gross profit was $134.7 million or 39% of net sales for the first six months of 2011 compared to $112.7 million or 37% of net sales in the first six months of last year. Gross profit for the first six months of 2011 was negatively impacted by $3.7 million which was the additional cost of goods sold for Cole Hersee inventory which had been stepped-up to fair value at the acquisition date as required by purchase accounting rules. Excluding the impact of this adjustment, gross profit was $138.4 million or 40% of net sales for the first six months of 2011. The improvement in gross margin was attributable to improved operating leverage resulting from higher production volumes in the first six months of 2011 as well as cost reductions related to manufacturing transfers.

Total operating expense was $68.5 million or 19% of net sales for the first six months of 2011 compared to $63.5 million or 21% of net sales for the first six months in 2010. The increase in operating expense primarily reflects incremental operating expenses of $5.7 million from the Cole Hersee acquisition.

Operating income for the first six months of 2011 was approximately $66.2 million compared to  $49.2 million for the first six months in 2010 due to the increase in sales and reduction in costs discussed above.

Interest expense was $0.9 million in the first six months of 2011 compared to $0.8 million for the first six months of 2010. Interest expense was higher in 2011 as compared to 2010 due to debt issuance costs incurred related to the new credit agreement in 2011. Other expense (income), net, consisting of interest income, royalties, non-operating income and foreign currency items was less than $0.1 million of expense for the first six months of 2011 compared to $1.3 million of income in the first six months of 2010. The year over year change resulted primarily from foreign exchange revaluation.

Income before income taxes was $65.4 million for the six months of 2011 compared to income before income taxes of $49.7 million for the first six months of 2010. Income tax expense was $18.5 million with an effective tax rate of 28.4% for the first six months of 2011 compared to  $13.9 million with an effective tax rate of 28.0% in the first six months of 2010. The change in effective tax rate is due to the mix of income (loss) by jurisdiction.

Net income for the first six months of 2011 was $46.8 million or $2.08 per diluted share compared to net income of $35.7 million or $1.59 per diluted share for the first six months of 2010.

Liquidity and Capital Resources

The company historically has financed capital expenditures through cash flows from operations. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the company’s operations and its debt obligations for the foreseeable future.

Term Loan

On September 29, 2008, the company entered into a Loan Agreement with various lenders that provides the company with a five-year term loan facility of up to $80.0 million for the purposes of (i) refinancing certain existing indebtedness; (ii) funding working capital needs; and (iii) funding capital expenditures and other lawful corporate purposes, including permitted acquisitions. The company terminated this loan agreement on June 13, 2011 at which time any outstanding amounts were refinanced under the company’s new revolving credit facility effective June 13, 2011.

Revolving Credit Facilities

On June 13, 2011 the company entered into a domestic unsecured financing agreement, which expires on June 13, 2016, consisting of a credit agreement with certain commercial banks that provides a $150.0 million revolving credit facility, with a potential to increase up to $225.0 million upon request of the company and agreement with the lenders.  At July 2, 2011, the company had available $79.4 million of borrowing capacity under the revolver credit facility at an interest rate of LIBOR plus 1.250% (1.44% as of July 2, 2011).

This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At July 2, 2011, the company was in compliance with all covenants under the revolving credit facility.

On January 28, 2009, the company entered into an unsecured financing arrangement with a foreign bank that provided a 10.0 million Canadian dollar (equivalent to approximately $10.4 million at July 2, 2011) revolving credit facility, for capital expenditures and general working capital, which expired on July 21, 2011. This facility consisted of prime-based loans and overdrafts, banker’s acceptances and U.S. base rate loans and overdrafts. At July 2, 2011, the company had 10.0 million Canadian dollar (equivalent to approximately $10.4 million at July 2, 2011) available under the revolving credit facility.

This arrangement, which expired on July 21, 2011, contained covenants that, among other matters, impose limitations on future mergers, sales of assets, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth.

The company also has an unsecured domestic financing arrangement, which expires on July 21, 2011, consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential to increase up to $125.0 million upon request of the company and agreement with the lenders.  The company refinanced this loan agreement with a new revolving credit facility on June 13, 2011.

The company also had $0.8 million outstanding in letters of credit at July 2, 2011.  No amounts were drawn under these letters of credit at July 2, 2011.

Other Obligations

The company started 2011 with $109.7 million of cash and cash equivalents. Net cash provided by operating activities was approximately $46.1 million for the first six months of 2011 reflecting $46.9 million in net income and $18.4 million in non-cash adjustments (primarily $15.5 million in depreciation and amortization and $3.7 million for the inventory charge from the Cole Hersee acquisition as required by purchase accounting rules) offset by $19.2 million in net changes to various operating assets and liabilities. Changes in various operating assets and liabilities (including short-term and long-term items) that impacted cash flows negatively for the first six months of 2011 consisted of net increases in accounts receivables ($18.9 million), inventory ($1.5 million), prepaid and other assets ($0.7 million) and accrued payroll and severance ($7.4 million). Changes that had a positive impact on cash flows were increases in accounts payable ($5.9 million), increases in accrued expenses (including post retirement) ($0.6 million), and accrued income taxes ($2.9 million).

Net cash used in investing activities was approximately $10.3 million and included $10.6 million in capital spending offset by $0.3 million in business acquisition settlements (Cole Hersee) and proceeds from the sale of assets.

Net cash provided by financing activities was approximately $13.0 million and included net payments of debt of $4.0 million and proceeds from the exercise of stock options including tax benefits of $24.4 million offset by cash dividends paid of $6.6 million and debt issuance costs of $0.7 million. The effects of exchange rate changes increased cash and cash equivalents by approximately $5.4 million primarily as a result of cash balances held in euros and the impact of the euro weakening against the dollar in 2011. The net cash provided by operating activities combined with the effects of exchange rate changes less net cash used in investing and financing activities resulted in a $54.2 million increase in cash, which left the company with a cash and cash equivalents balance of approximately $163.9 million at July 2, 2011.

The ratio of current assets to current liabilities was 2.6 to 1 at the end of the second quarter of 2011 compared to 2.9 to 1 at year-end 2010 and 3.4 to 1 at the end of the second quarter of 2010. Days sales outstanding in accounts receivable was approximately 61 days at the end of the second quarter of 2011 compared to 62 days at the second quarter of 2010 and 58 days at year-end 2010. Days inventory outstanding was approximately 68 days at the end of the second quarter of 2011 compared to 70 days at the year-end 2010 and 56 days at end of the second quarter of 2010.

Outlook

The strong momentum in the company's sales and order rate from earlier in the year has slowed. While end demand remains solid across most of the company's markets, distribution channels for the electronics business have become more cautious which has caused order rates to soften. Automotive revenue, excluding Cole Hersee, continues to be solid and the company expects increasing contributions from new products over the next several quarters. In the electrical segment, the protection relay and custom products business continues to grow driven primarily by strength in the mining sector. The electrical fuse business is showing some improvement due to recovery in the industrial markets. The solar market, which drove strong growth for fuses in 2010, paused in the first six months of 2011. The company expects this market to return to growth in the near future.

Over the past three years the company has implemented a phased transition to consolidate its manufacturing into fewer and lower-cost facilities. Most of these transitions have been completed. The transitions have resulted in both a significantly improved cost structure and more efficient operations. The company believes these changes are a significant driver of its improved operating margin.

The overall improvement in the global economy also has caused increases to our commodity and transportation costs. These costs have had some effect on the manufacturing and operating results, but have been offset by the aforementioned efficiency improvements.

The company estimates that the Japan disaster had an impact of approximately $3 million on sales to Japanese customers in the first six months of 2011. It is expected that this will have a similar impact on the second half of 2011. The company is also evaluating potential indirect effects on its supply chain from shortages of Japanese components, but at this point there are no known situations that would have a material impact on the company’s financial results.

The company continues to invest in plant and infrastructure to further improve operating efficiency and increase capacity.  Capital spending for 2011 is expected to be approximately $25 to $28 million.

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

Interest Rates

The company had $70.0 million in debt outstanding under revolving credit facilities at July 2, 2011, at variable rates. While 100% of this debt has variable interest rates, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in Mexico, Canada, Germany, China, Taiwan and the Philippines. During the first six months of 2011, sales to customers outside the U.S. were 65.5% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan or Taiwanese dollars.

The company’s foreign exchange exposures result primarily from sale of products in foreign currencies, foreign currency denominated purchases, employee-related and other costs of running operations in foreign countries and translation of balance sheet accounts denominated in foreign currencies. The company’s most significant long exposure is to the euro, with lesser long exposures to the Canadian dollar, Japanese yen and Korean won. The company’s most significant short exposures are to the Mexican peso, Philippine peso and Chinese yuan. Changes in foreign exchange rates could affect the company’s sales, costs, balance sheet values and earnings. The company uses netting and offsetting intercompany account management techniques to reduce known foreign currency exposures where possible. From time to time, the company has utilized derivative instruments to hedge certain foreign currency exposures deemed to be material.

Commodities

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper, zinc, gold, and silver where at current prices and volumes, a 10% price change would affect pre-tax profit by approximately $2.2 million for copper, $0.8 million for zinc, $0.7 million for gold, and $0.3 million for silver. During 2011, the increase in gold and silver prices caused these commodities to become major cost components. From time to time, the company has utilized derivative instruments to hedge certain commodity exposures deemed to be material

The cost of oil has increased during the first six months of 2011. There is a risk that a return to high prices for oil and electricity during the remainder of 2011 could continue to have an impact on the company’s transportation and utility expenses.

The cost of raw silicon has increased during the first six months of 2011, and further increases are expected in the second half of 2011. This is expected to add to the cost of the company’s semiconductor products for the remainder of 2011. However, the company believes these cost increases should be more than offset by savings from the consolidation of the company’s semiconductor manufacturing facilities.

Item 4. Controls and Procedures.

As of July 2, 2011, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the company and its consolidated subsidiaries has been made known to them by the employees of the company and its consolidated subsidiaries during the period preceding the filing of this Quarterly Report on Form 10-Q and that such information is accurately recorded, processed, summarized and reported within the time periods specified in SEC rules. There were no significant changes in the company’s internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the company’s internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the company’s Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

A detailed description of risks that could have a negative impact on our business, revenues and performance results can be found under the caption “Risk Factors” in our most recent Form 10-K, filed with the SEC on February 25, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2011 to April 30, 2012. The company did not repurchase any shares of its common stock during the first six months of fiscal 2011, and 1,000,000 shares may yet be purchased under the program as of July 2, 2011. The company withheld 16,512 shares of stock in lieu of withholding taxes on behalf of employees who became vested in restricted stock option grants during the first six months of 2011.

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

Date: August 9, 2011	By:	/s/ Philip G. Franklin
Philip G. Franklin
Vice President, Operations Support,
Chief Financial Officer and Treasurer
(As duly authorized officer and as
the principal financial and accounting officer)