Form 10-Q
period 2011-10-01
LITTELFUSE INC /DE
filed 2011-11-03
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-20388

LITTELFUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8755 W. Higgins Road, Suite 500
Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

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

As of October 28, 2011, 23,015,311 shares of common stock, $.01 par value, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LITTELFUSE, INC.
Condensed Consolidated Balance Sheets
(In thousands of USD, except share amounts)

	October 1, 2011	January 1, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$163,424	$109,720
Accounts receivable, less allowances	110,689	97,753
Inventories	82,412	80,182
Deferred income taxes	9,962	10,588
Prepaid expenses and other current assets	15,189	13,882
Assets held for sale	6,567	6,831
Total current assets	388,243	318,956
Property, plant and equipment:
Land	4,890	5,688
Buildings	52,288	53,089
Equipment	278,399	276,371
	335,577	335,148
Accumulated depreciation	(215,307)	(205,001)
Net property, plant and equipment	120,270	130,147
Intangible assets, net of amortization:
Patents, licenses and software	9,831	11,211
Distribution network	19,567	9,752
Customer lists, trademarks and tradenames	12,131	20,865
Goodwill	119,582	112,687
	161,111	154,515
Investments	12,209	11,660
Deferred income taxes	2,859	3,271
Other assets	2,368	2,580

Total assets	$687,060	$621,129

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26,215	$24,079
Accrued payroll	21,294	24,186
Accrued expenses	9,191	10,307
Accrued severance	1,871	3,279
Accrued income taxes	19,942	14,997
Current portion of long-term debt	93,000	33,000
Total current liabilities	171,513	109,848
Long-term debt, less current portion	—	41,000
Accrued severance	47	486
Accrued post-retirement benefits	5,356	5,564
Other long-term liabilities	13,698	11,571
Total equity	496,446	452,660

Total liabilities and equity	$687,060	$621,129

Common shares issued and outstanding of 21,508,506 and 21,752,536, at October 1, 2011 and January 1, 2011, respectively.

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Income
(In thousands of USD, except per share data, unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net sales	$173,987	$163,465	$517,762	$465,375

Cost of sales	105,516	96,212	314,594	285,459

Gross profit	68,471	67,253	203,168	179,916

Selling, general and administrative expenses	32,015	27,553	87,851	80,208
Research and development expenses	5,297	4,345	14,754	12,698
Amortization of intangibles	1,585	1,247	4,780	3,752
	38,897	33,145	107,385	96,658

Operating income	29,574	34,108	95,783	83,258

Interest expense	414	313	1,271	1,096
Other (income) expense, net	(1,897)	(29)	(1,934)	(1,328)

Income before income taxes	31,057	33,824	96,446	83,490

Income taxes	6,118	10,486	24,660	24,405

Net income	$24,939	$23,338	$71,786	$59,085

Net income per share (see note 9):
Basic	$1.13	$1.06	$3.25	$2.68
Diluted	$1.12	$1.04	$3.19	$2.64

Weighted average shares and equivalent shares outstanding:
Basic	22,000	21,968	22,023	21,945
Diluted	22,287	22,344	22,407	22,316

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Cash Flows
(In thousands of USD, unaudited)

	For the Nine Months Ended
	October 1, 2011	October 2, 2010
OPERATING ACTIVITIES:
Net income	$71,786	$59,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,030	20,706
Amortization of intangibles	4,780	3,752
Impairment of assets	2,320	2,988
Stock-based compensation	4,501	4,043
Non-cash inventory charge (see note 3)	3,678	—
Excess tax benefit on stock-based compensation	(3,873)	(947)
(Gain) on sale of assets	(258)	(334)
Changes in operating assets and liabilities:
Accounts receivable	(12,266)	(28,603)
Inventories	(4,370)	(12,859)
Accounts payable	1,023	3,015
Accrued expenses (including post-retirement)	(28)	(4,866)
Accrued payroll and severance	(4,918)	300
Accrued taxes	4,052	19,919
Prepaid expenses and other	(1,504)	8,732
Net cash provided by operating activities	83,953	74,931

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(12,381)	(15,740)
Business acquisition settlement	50	—
Business acquisition, net of cash acquired	(11,127)	—
Investment	(3,000)	—
Proceeds from sale of assets	574	4,748
Net cash (used in) investing activities	(25,884)	(10,992)

FINANCING ACTIVITIES:
Proceeds from debt	110,000	13,345
Payments of term debt	(49,000)	(6,000)
Payments of revolving credit facility	(42,000)	(13,124)
Purchases of common stock	(37,091)	(22,287)
Debt issuance costs	(716)	—
Cash dividends paid	(10,633)	—
Proceeds from exercise of stock options	21,738	11,734
Excess tax benefit on stock-based compensation	3,873	947
Net cash (used in) financing activities.	(3,829)	(15,385)

Effect of exchange rate changes on cash and cash equivalents	(536)	19

Increase in cash and cash equivalents	53,704	48,573
Cash and cash equivalents at beginning of period	109,720	70,354
Cash and cash equivalents at end of period	$163,424	$118,927

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Littelfuse, Inc. and its subsidiaries (the “company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information. Accordingly, certain information and disclosures normally included in the statement of financial information, results of operations and cash flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the periods ended October 1, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the company’s consolidated financial statements and the notes thereto incorporated by reference in the company’s Annual Report on Form 10-K for the year ended January 1, 2011. The company evaluated subsequent events through the date of its financial statements when filed with the Securities and Exchange Commission (“SEC”).

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

3. Acquisition of Businesses

On December 17, 2010, the company acquired 100% of the Cole Hersee Company (“Cole Hersee”), a leading manufacturer of power management products and heavy duty electromechanical and solid-state switches, for approximately $50.0 million. The acquisition allows the company to further expand its off-road, truck and bus business. Cole Hersee is located in Boston, Massachusetts with manufacturing operations in Melchor Muzquiz, Mexico. The company funded the acquisition with available cash.

The following table sets forth the preliminary purchase price allocation for Cole Hersee’s net assets, as of October 1, 2011, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair market or net realizable values. The company expects to finalize the purchase price allocation in the fourth quarter of 2011. Further adjustments are not anticipated to be material

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

As required by purchase accounting rules, the company recorded a $3.7 million step-up of inventory to its fair value as of the acquisition date. During the first quarter of 2011, as this inventory was sold, cost of goods sold included $3.7 million of non-cash charges for this step-up.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Acquisition of Businesses, continued

On August 3, 2011, the company acquired 100% of Selco A/S (“Selco”), a manufacturer of relays and generator controls for the Marine industry, for approximately $11.1 million. The acquisition allows the company to further expand its global relay business within its Electrical business unit segment. Selco is located in Roskilde, Denmark with a sales office located in Dubai, United Arab Emirates. The company funded the acquisition with available cash.

The following table sets forth the preliminary purchase price allocation for Selco’s net assets, as of October 1, 2011, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair market or net realizable values.

Selco’s preliminary purchase price allocation (in thousands):
Cash	$5
Current assets, net	3,806
Property, plant and equipment, net	216
Goodwill	9,778
Current liabilities	(2,673)
$11,132

All Selco goodwill and other assets and liabilities were recorded in the Electrical business unit segment and reflected in the Europe geographical area. These estimates are subject to revision after the company completes its fair value analysis, which will occur during 2011. Goodwill for the above acquisition is not expected to be deductible for tax purposes.

Pro forma financial information is not presented for both business acquisitions described above due to amounts not being materially different than actual results.

4. Inventories

The components of inventories at October 1, 2011 and January 1, 2011 are as follows (in thousands):

	October 1, 2011	January 1, 2011
Raw material	$30,272	$20,994
Work in process	10,856	9,719
Finished goods	41,284	49,469
Total inventories	$82,412	$80,182

5. Investments

Included in the company’s investments are shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company whose shares are traded on the Taiwan Stock Exchange.  The Polytronics investment was acquired as part of the Littelfuse GmbH acquisition. The fair value of the Polytronics investment was €6.8 million (approximately $9.2 million) at October 1, 2011 and €8.8 million (approximately $11.7 million) at January 1, 2011, based on the quoted market price at the close of business corresponding to each date. Included in Other Comprehensive Income (Loss) was an unrealized loss of $2.8 million, due to the decrease in fair market value for the nine months ended October 1, 2011.

The remaining difference in fair market value of this investment was due to the impact of changes in exchange rates, which is included as a component of the currency translation adjustments of “Other Comprehensive Income (Loss)”.

On July 8, 2011, the company invested $3.0 million in certain preferred stock of Shocking Technologies, Inc., a research and development company in the electronics industry located in San Jose, California. Shocking Technologies, Inc. is a developer of circuit protection products for the computer and telecommunication markets. The company has accounted for its investment in Shocking Technologies, Inc., at cost.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Debt

The carrying amounts of long-term debt at October 1, 2011 and January 1, 2011 are as follows (in thousands):

	October 1, 2011	January 1, 2011
Term loan	$-	$49,000
Revolving credit facility	93,000	25,000
	93,000	74,000
Less: Current maturities	93,000	33,000
Total long-term debt	$-	$41,000

On June 13, 2011, the company entered into a new credit agreement with certain commercial banks that provides an unsecured revolving credit facility in an amount of up to $150.0 million, with a potential to increase up to $225.0 million. At October 1, 2011, the company had available $56.4 million of borrowing capacity under the revolver credit agreement at an interest rate of LIBOR plus 1.250% (1.49% as of October 1, 2011). The credit agreement replaces the company’s previous credit agreement dated July 21, 2006 and loan agreement dated September 29, 2008, and, unless terminated earlier, will terminate on June 13, 2016. During the second quarter of 2011, $0.2 million of non-cash previously capitalized debt issuance costs were written off and $0.7 million of new debt issuance costs incurred was capitalized and will  be amortized over the life of the new credit agreement.

During the second quarter of 2011, as part of the new refinancing arrangement discussed above, $47.0 million of indebtedness that was due on the previous term loan was settled and rolled-over into the revolving credit facility by the lender.

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

The company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The fair value is based upon either market quotes for actively traded instruments or independent bids for non-exchange traded instruments. The company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions to the hedged risk. On the date the derivative is entered into, the company designates the derivative as a fair value hedge, cash flow hedge or a net investment hedge, and accounts for the derivative in accordance with its designation. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the company discontinues hedge accounting, and any deferred gains or losses are recorded in the respective measurement period. At October 1, 2011, the company does not have any outstanding derivative instruments.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Financial Instruments and Risk Management, continued

Net Derivative Gain or Loss

The effect of cash flow hedge derivative instruments on the Consolidated Statements of Income and Other Comprehensive Income (Loss) is as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)
	Nine Months Ended		into Income (Loss)	Nine Months Ended
	October 1, 2011	October 2, 2010	(Effective Portion)	October 1, 2011	October 2, 2010
Foreign exchange contracts	$-	$92	Cost of Sales	$-	$(191)
Total	$-	$92		$-	$(191)

Derivative Transactions

There were no unrealized gains or losses included in Accumulated Other Comprehensive Income (Loss) at October 1, 2011 and January 1, 2011, respectively.

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

The company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 2 or Level 3 during the nine months ended October 1, 2011. There were no changes during the nine months ended October 1, 2011, to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of October 1, 2011, the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of October 1, 2011 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Available-for-sale securities	$9,209	$—	$—	$9,209
Total	$9,209	$—	$—	$9,209

The following table presents assets measured at fair value by classification within the fair value hierarchy as of January 1, 2011 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Available-for-sale securities	$11,660	$—	$—	$11,660
Total	$11,660	$—	$—	$11,660

The company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, current portion of long-term debt, and long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and current portion of long-term debt approximate their fair values. The company’s long-term debt fair value approximates book value at October 1, 2011 and January 1, 2011, respectively, as the long-term debt variable interest rates fluctuate along with market interest rates.

9. Earnings Per Share

In June 2008, the FASB issued authoritative guidance which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Earnings Per Share, continued

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

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	For the Three Months Ended		For the Nine Months Ended
(in thousands except per share amounts)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net income as reported	$24,939	$23,338	$71,786	$59,085
Less: Distributed earnings available to participating securities	(6)	—	(11)	—
Less: Undistributed earnings available to participating securities	(68)	129	(257)	319
Numerator for basic earnings per share —
Undistributed and distributed earnings available to common shareholders	$24,865	$23,209	$71,518	$58,766
Add: Undistributed earnings allocated to participating securities	68	129	257	319
Less: Undistributed earnings reallocated to participating securities	(67)	(127)	(253)	(315)
Numerator for diluted earnings per share —
Undistributed and distributed earnings available to common shareholders	$24,866	$23,211	$71,522	$58,770
Denominator for basic earnings per share —
Weighted-average shares	22,000	21,968	22,023	21,945
Effect of dilutive securities:
Common stock equivalents	287	303	384	289
Numerator for basic earnings per share —
Adjusted for weighted-average shares & assumed conversions	22,287	22,271	22,407	22,234
Basic earnings per share	$1.13	$1.06	$3.25	$2.68
Diluted earnings per share	$1.12	$1.04	$3.19	$2.64

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Restructuring

During 2006 through 2009, the company announced the closures of its facilities in Ireland, Irving, Texas, Des Plaines and Elk Grove, Illinois and Swindon, U.K.  In addition, the company announced a reduction in workforce at its Des Plaines, Illinois corporate headquarters and restructurings of its European and Asian operations.  The closure of the Ireland facility is part of the company’s strategy to expand operations in the Asia-Pacific region in order to be closer to customers and take advantage of lower manufacturing costs.  This program is complete with no further payments expected.  The closure of the Irving, Texas and Des Plaines and Elk Grove, Illinois facilities are part of planned manufacturing transfers from Irving, Texas to Wuxi, China and Des Plaines and Elk Grove, Illinois to the Philippines and Mexico.  The European restructuring included the transfer of manufacturing from Dünsen, Germany to Piedras Negras, Mexico and the closure of its distribution facility in Utrecht, Netherlands.  The Asian restructuring includes the closure of its manufacturing facility in Taiwan and a consolidation of its Asian sales offices.  Together, these initiatives impacted approximately 946 employees and resulted in restructuring charges of $30.6 million, with $26.2 million recorded as cost of sales and $4.4 million as selling, general and administrative expenses. The total cost expected to be incurred for these restructuring programs is $53.8 million.  The company has incurred $53.8 million through October 1, 2011.

A summary of activity of this liability is as follows:

Littelfuse restructuring (in thousands)
Balance at December 27, 2008	$12,093
Additions	11,196
Payments	(12,472)
Exchange rate impact	100
Balance at January 2, 2010	10,917
Additions	1,687
Payments	(8,732)
Exchange rate impact	(107)
Balance at January 1, 2011	3,765
Additions	277
Payments	(938)
Exchange rate impact	86
Balance at April 2, 2011	3,190
Additions	190
Payments	(1,177)
Exchange rate impact	(9)
Balance at July 2, 2011	2,194
Additions	54
Payments	(772)
Exchange rate impact	(50)
Balance at October 1, 2011	$1,426

11. Asset Impairments

During the third quarter of 2011, the company recorded asset impairment charges of approximately $2.3 million within selling, general and administrative expenses. These charges resulted from the shut-down of the company’s manufacturing facility in Dünsen, Germany during the third quarter of 2011 and continuing declines in the commercial real estate market affecting the value of the company’s previously closed manufacturing sites in Des Plaines, Illinois and Dundalk, Ireland. The charges were recognized as an “other” charge for segment reporting purposes. Impairment charges and fair value measurements related to these facilities were based on independent broker valuations (market approach) and are considered Level 3 measurements within the fair value hierarchy for financial reporting purposes. The carrying values of the company’s Assets held for sale are $5.3 million for Des Plaines, $0.4 million for Dundalk and $0.9 million for Dünsen as of October 1, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Income Taxes

The effective tax rate for the third quarter of 2011 was 19.7% compared to an effective tax rate of 31.0% in the third quarter of 2010.  The lower current quarter effective tax rate was primarily the result of more income earned in low-tax jurisdictions and several favorable adjustments.

13. Pensions

The components of net periodic benefit cost for the three and nine months ended October 1, 2011, compared with the three and nine months ended October 2, 2010, were (in thousands):

	U.S. Pension Benefits				Foreign Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Service cost	$140	$125	$420	$375	$152	$108	$458	$326
Interest cost	1,277	982	3,832	2,945	181	195	545	587
Expected return on plan assets	(1,629)	(1,255)	(4,888)	(3,764)	(120)	(3)	(362)	(11)
Amortization of prior service cost	-	-	-	-	-	-	(1)	(1)
Amortization of net (gain) loss	187	-	561	-	8	(1)	23	(3)
Net periodic benefit cost	$(25)	$(148)	$(75)	$(444)	$221	$299	$663	$898

The expected rates of return on US pension assets were 8.2% and 8.5% for 2011 and 2010, respectively. The expected rates of return on foreign pension assets were 4.5% and 1.5% for 2011 and 2010, respectively.

14. Business Unit Segment Information

The company and its subsidiaries design, manufacture and sell circuit protection devices throughout the world. The company reports its operations by the following business unit segments: Electronics, Automotive, and Electrical. Each operating segment is directly responsible for sales, marketing and research and development. Manufacturing, purchasing, logistics, customer service, finance, information technology and human resources are shared functions that are allocated back to the three operating segments. The CEO allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes, but does not evaluate the operating segments using discrete balance sheet information.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14. Business Unit Segment Information, continued

During the first quarter of 2011, as previously reported, the company adjusted its business segment reporting methodology to report results by product line rather than by sales organization. The company’s total consolidated revenues and operating income did not change.

Business unit segment information for the three and nine months ended October 1, 2011 and October 2, 2010 are summarized as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales
Electronics	$96,288	$103,644	$282,032	$287,058
Automotive	47,703	34,177	151,957	105,732
Electrical	29,996	25,644	83,773	72,585
Total net sales	$173,987	$163,465	$517,762	$465,375

Operating income
Electronics	$18,610	$22,830	$56,974	$53,237
Automotive	6,456	6,401	24,580	13,538
Electrical	7,472	7,865	21,467	19,471
Other(a)	(2,964)	(2,988)	(7,238)	(2,988)
Total operating income	29,574	34,108	95,783	83,258
Interest expense	414	313	1,271	1,096
Other (income) expense, net	(1,897)	(29)	(1,934)	(1,328)
Income before income taxes	$31,057	$33,824	$96,446	$83,490

(a) Included  in “Other” operating income for the three and nine months ended October 1, 2011 are asset impairment charges of $2.3 million, as discussed in Note 11. Included in “Other” operating income for the nine months ended October 1, 2011 are acquisition related fees of $1.0 million and a non-cash charge of $3.7 million for the sale of inventory that had been stepped-up to fair value at the acquisition date of Cole Hersee in 2010 as required by purchase accounting rules. As the inventory was sold, the non-cash charge impacted operating income.  Included in “Other” operating income for the three and  nine months ended October 2, 2010 are asset impairment charges of $3.0 million.

The company’s net sales by geographical area for the three and nine months ended October 1, 2011 and October 2, 2010 are summarized as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales
Americas	$75,721	$61,734	$222,195	$172,989
Europe	27,297	29,192	90,944	88,203
Asia-Pacific	70,969	72,539	204,623	204,183
Total net sales	$173,987	$163,465	$517,762	$465,375

The company’s long-lived assets (net property, plant and equipment) by geographical area as of October 1, 2011 and January 1, 2011 are summarized as follows (in thousands):

	October 1, 2011	January 1, 2011
Long-lived assets
Americas	$54,719	$58,869
Europe	715	3,080
Asia-Pacific	64,836	68,198
Consolidated total	$120,270	$130,147

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. Comprehensive Income

The following table sets forth the computation of comprehensive income for the three and nine months ended October 1, 2011 and October 2, 2010, respectively (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net income	$24,939	$23,338	$71,786	$59,085
Other comprehensive income items:
Currency translation adjustments	(14,678)	15,281	354	4,061
Unrealized gain (loss) on available-for-sale securities, net of $0 income taxes	(3,037)	(1,387)	(2,759)	709
Minimum pension liability adjustment, net tax	77	—	(248)	—
Gain on derivatives, net of income taxes	—	—	—	92
Comprehensive income	$7,301	$37,232	$69,133	$63,947

16. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	October 1, 2011	January 1, 2011

Minimum pension liability adjustment*	$(7,123)	$(6,875)
Unrealized gain on investments**	6,585	9,344
Foreign currency translation adjustment	19,126	18,772
Total	$18,588	$21,241
* Net of tax of $173 and $3,718 for 2011 and 2010, respectively.
** Net of tax of $0 and $0 for 2011 and 2010, respectively.

17. Recent Accounting Pronouncements

In May, 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The new guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The new guidance will be effective for the company as of January 1, 2012 and will be applied prospectively. The company  is evaluating the impact of adopting the new guidance but currently believes there will be no significant impact on its consolidated financial statements.

In June 2011, the FASB  issued authoritative guidance that will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011. Because this guidance impacts presentation only, it will have no effect on the company’s consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17. Recent Accounting Pronouncements, continued

In September 2011, the FASB issued authoritative guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The company  is evaluating the impact of adopting the new guidance but currently believes there will be no significant impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Littelfuse, Inc. and its subsidiaries (the “company”) design, manufacture, and sell circuit protection devices for use in the electronics, automotive and electrical markets throughout the world. The following table is a summary of the company’s operating segments’ net sales by business unit and geography:

Net Sales by Business Unit and Geography (in millions, unaudited)

	Third Quarter			Year-to-Date
	2011	2010(b)	% Change	2011	2010(b)	% Change
Business Unit
Electronics	$96.3	$103.6	(7%)	$282.0	$287.1	(2%)
Automotive(c)	47.7	34.2	39%	152.0	105.7	44%
Electrical(d)	30.0	25.7	17%	83.8	72.6	15%

Total	$174.0	$163.5	6%	$517.8	$465.4	11%

	Third Quarter			Year-to-Date
	2011	2010	% Change	2011	2010	% Change
Geography(a)
Americas(c)	$75.7	$61.7	23%	$222.2	$173.0	28%
Europe(d)	27.3	29.2	(6%)	91.0	88.2	3%
Asia-Pacific	71.0	72.6	(2%)	204.6	204.2	0%

Total	$174.0	$163.5	6%	$517.8	$465.4	11%

(a) Sales by geography represent sales to customer or distributor locations.
(b) During the first quarter of 2011, as previously reported,  the company adjusted its business segment reporting methodology to report results by product line rather than by sales organization. Accordingly, results for 2010 have been restated to reflect this change. There was no change to total consolidated results.
(c) 2011 includes Cole Hersee net sales of $11.7 million for the third quarter and $35.9 million for year-to-date.
(d) 2011 includes Selco net sales of $0.9 million for the third quarter and year-to-date

Results of Operations – Third Quarter, 2011 compared to 2010

Net sales increased $10.5 million or 6% to $174.0 million in the third quarter of 2011 compared to $163.5 million in the third quarter of 2010 due primarily to $12.6 million in incremental sales from business acquisitions. The company also experienced $4.1 million in favorable foreign currency effects in the third quarter of 2011 as compared to the third quarter of 2010. The favorable foreign currency impact primarily resulted from sales denominated in euros. Excluding acquisitions and currency effects, net sales decreased $6.2 million or 4% year over year due to slowing demand for electronics products.

Electronics sales decreased $7.3 million or 7% to $96.3 million in the third quarter of 2011 compared to $103.6 million in the third quarter of 2010.  In 2010, sales were positively impacted by strong demand and distributor inventory replenishment resulting from the global economic recovery. In the third quarter of 2011, some end-markets began to soften and distributors became more conservative regarding inventory levels. In addition, the effects of the Japan disaster negatively impacted sales by approximately $1 to $2 million in the third quarter. The electronics segment experienced $1.5 million in favorable currency effects in the third quarter of 2011 primarily from sales denominated in euros.

Automotive sales increased $13.5 million or 39% to $47.7 million in the third quarter of 2011 compared to $34.2 million in the third quarter of 2010 due primarily to an incremental $11.7 million in sales related to Cole Hersee. Excluding Cole Hersee, automotive net sales increased $1.8 million or 5% in the third quarter of 2011 as compared to the prior year's quarter, due primarily to $1.8 million in favorable currency effects mostly from sales denominated in euros.

Electrical sales increased $4.3 million or 17% to $30.0 million in the third quarter of 2011 compared to $25.7 million in the third quarter of 2010 due to continued strong organic growth for protection relays and custom mining products and the addition of $0.9 million in sales related to Selco.  Excluding Selco, sales increased $3.4 million or 13% over the prior year quarter. The electrical segment experienced $0.8 million in favorable currency effects in the third quarter of 2011 primarily from sales denominated in Canadian dollars.

On a geographic basis, sales in the Americas increased $14.0 million or 23% to $75.7 million in the third quarter of 2011 compared to $61.7 million in the third quarter of 2010 due to $11.7 million in incremental sales related to Cole Hersee, increased sales of protection relays and custom mining products and $0.7 million in favorable currency effects from sales denominated in Canadian dollars.

Europe sales decreased $1.9 million or 6% to $27.3 million in the third quarter of 2011 compared to $29.2 million in the third quarter of 2010 mainly due to lower demand for electronics and solar products partially offset by an increase in automotive sales and $2.3 million in favorable currency effects.

Asia-Pacific sales decreased $1.6 million or 2% to $71.0 million in the third quarter of 2011 compared to $72.6 million in the third quarter of 2010 primarily due to lower demand in consumer electronics partially offset by $1.1 million in favorable currency effects primarily from sales denominated in Japanese yen and Korean won.

Gross profit was $68.5 million or 39% of net sales for the third quarter of 2011 compared to $67.3 million or 41% of net sales in the same quarter last year. The decline in gross margin was primarily attributable to higher commodity costs partially offset by cost reductions realized from manufacturing transfers.

Total operating expense was $38.9 million or 22% of net sales for the third quarter of 2011 compared to $33.1 million or 20% of net sales for the same quarter in 2010. The increase in operating expenses primarily reflects incremental operating expenses of $3.1 million from business acquisitions and impairment costs of $2.3 million recorded during the third quarter of 2011.

Operating income for the third quarter of 2011 was approximately $29.6 million compared to operating income of $34.1 million for the same quarter in 2010 primarily due lower gross margin and higher operating expenses as described above.

Interest expense was $0.4 million in the third quarter of 2011 compared to $0.3 million for the third quarter of 2010. Interest expense increased in the third quarter of 2011 compared to the same quarter last year due to higher debt balances in 2011 as compared to 2010. Other (income) expense, net, consisting of interest income, royalties, non-operating income and foreign currency items was approximately $1.9 million of income for the third quarter of 2011 compared to less than $0.1 million of expense in the third quarter of 2010. The results for 2011 and 2010 were primarily due to the impact from foreign exchange revaluation.

Income before income taxes was $31.1 million for the third quarter of 2011 compared to income before income taxes of $33.8 million for the third quarter of 2010. Income tax expense was $6.1 million with an effective tax rate of 19.7% for the third quarter of 2011 compared to income tax expense of $10.5 million with an effective tax rate of 31.0% in the third quarter of 2010. The lower current quarter effective tax rate was primarily the result of more income earned in low-tax jurisdictions and several favorable adjustments.

Net income for the third quarter of 2011 was $24.9 million or $1.12 per diluted share compared to net income of $23.3 million or $1.04 per diluted share for the same quarter of 2010.

Results of Operations – Nine Months, 2011

Net sales increased $52.4 million or 11% to $517.8 million for the first nine months of 2011 compared to $465.4 million in the first nine months of 2010 due primarily to growth in protection relays, custom mining products and automotive and an incremental $36.8 million from business acquisitions partially offset by lower electronics sales. The company also experienced $10.3 million in favorable currency effects primarily from sales denominated in euros.

Electronics sales decreased $5.1 million or 2% to $282.0 million in the first nine months of 2011 compared to $287.1 million in the first nine months of 2010 reflecting decreased end-market demand across all geographies partially offset by distributor inventory replenishment in the prior-year period. The effects of the Japan disaster negatively impacted sales by approximately $3 to $4 million in the first nine months of 2011. The electronics segment experienced $3.9 million in favorable currency effects in the first nine months of 2011 as compared to the first nine months of 2010. This increase primarily resulting from sales denominated in euros and Japanese yen.

Automotive sales increased $46.3 million or 44% to $152.0 million in the first nine months of 2011 compared to $105.7 million in the first nine months of 2010. The sales increase was due to an incremental $35.9 million of Cole Hersee sales, and organic growth in all regions. The automotive segment also experienced $4.3 million in favorable currency effects primarily from sales denominated in euros.

Electrical sales increased $11.2 million or 15% to $83.8 million in the first nine months of 2011 compared to $72.6 million in the first nine months of 2010 primarily due to continued strong growth for protection relays and custom mining products and steady improvement in the industrial fuse market. This was partially offset by a slowdown in the solar market. The electrical segment also experienced $2.1 million in favorable currency effects primarily from sales denominated in Canadian dollars.

On a geographic basis, sales in the Americas increased $49.2 million or 28% to $222.2 million in the first nine months of 2011 compared to $173.0 million in the first nine months of 2010, primarily due to $33.7 million in incremental sales related to Cole Hersee and increased sales in all three of the company’s business segments. The Americas region also experienced $2.0 million in favorable currency effects from sales denominated in Canadian dollars.

Europe sales increased $2.8 million or 3% to $91.0 million in the first nine months of 2011 compared to $88.2 million in the first nine months of 2010 due to increased automotive sales partially offset by a decline in sales to the electronics and solar markets. The Europe region also experienced $5.5 million in favorable currency effects primarily from sales denominated in euros.

Asia-Pacific sales increased $0.4 million or less than 1% to $204.6 million in the first nine months of 2011 compared to $204.2 million in the first nine months of 2010 primarily due to increased automotive sales. Contributing to the increased automotive sales are incremental sales from Cole Hersee as well as continued growth in the region. Offsetting the growth in automotive sales were declines in the Electronics segment due to weaker market conditions. The Asia-Pacific region also experienced $2.8 million in favorable currency effects primarily from sales denominated in Japanese yen and Korean won.

Gross profit was $203.2 million or 39% of net sales for the first nine months of 2011 compared to $179.9 million or 39% of net sales in the first nine months of last year. Gross profit for the first nine months of 2011 was negatively impacted by a $3.7 million charge which was the additional cost of goods sold for Cole Hersee inventory which had been stepped-up to fair value at the acquisition date as required by purchase accounting rules. Excluding the impact of this adjustment, gross profit was $206.9 million or 40% of net sales for the first nine months of 2011. The improvement in gross margin was attributable to improved operating leverage resulting from higher production volumes in the first nine months of 2011 as well as cost reductions related to manufacturing transfers.

Total operating expense was $107.4 million or 21% of net sales for the first nine months of 2011 compared to $96.7 million or 21% of net sales for the first nine months in 2010. The increase in operating expense primarily reflects incremental operating expenses of $8.8 million from business acquisitions.

Operating income for the first nine months of 2011 was approximately $95.8 million compared to  $83.3 million for the first nine months in 2010 due to the increase in sales and reduction in costs discussed above.

Interest expense was $1.3 million in the first nine months of 2011 compared to $1.1 million for the first nine months of 2010. Interest expense was higher in 2011 as compared to 2010 primarily due to debt issuance costs incurred related to the new credit agreement in 2011. Other expense (income), net, consisting of interest income, royalties, non-operating income and foreign currency items was $1.9 million of income for the first nine months of 2011 compared to $1.3 million of income in the first nine months of 2010. The year over year change resulted primarily from foreign exchange revaluation.

Income before income taxes was $96.4 million for the nine months of 2011 compared to income before income taxes of $83.5 million for the first nine months of 2010. Income tax expense was $24.7 million with an effective tax rate of 25.6% for the first nine months of 2011 compared to $24.4 million with an effective tax rate of 29.2% in the first nine months of 2010. The change in effective tax rate is primarily due to the mix of income by jurisdiction.

Net income for the first nine months of 2011 was $71.8 million or $3.19 per diluted share compared to net income of $59.1 million or $2.64 per diluted share for the first nine months of 2010.

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

Revolving Credit Facilities

The company had an unsecured domestic financing arrangement, which expired on July 21, 2011, consisting of a credit agreement with banks that provides a $75.0 million revolving credit facility, with a potential to increase up to $125.0 million upon request of the company and agreement with the lenders.  The company refinanced this loan agreement with a new revolving credit facility on June 13, 2011.

On June 13, 2011 the company entered into a domestic unsecured financing agreement, which expires on June 13, 2016, consisting of a credit agreement with certain commercial banks that provides a $150.0 million revolving credit facility, with a potential to increase up to $225.0 million upon request of the company and agreement with the lenders.  At October 1, 2011, the company had available $56.4 million of borrowing capacity under the revolver credit facility at an interest rate of LIBOR plus 1.250% (1.49% as of October 1, 2011).

This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At October 1, 2011, the company was in compliance with all covenants under the revolving credit facility.

On January 28, 2009, the company entered into an unsecured financing arrangement with a foreign bank that provided a revolving credit facility, for capital expenditures and general working capital, which expired on July 21, 2011. This facility consisted of prime-based loans and overdrafts, banker’s acceptances and U.S. base rate loans and overdrafts.

The company also had $0.8 million outstanding in letters of credit at October 1, 2011.  No amounts were drawn under these letters of credit at October 1, 2011.

Other Obligations

The company started 2011 with $109.7 million of cash and cash equivalents. Net cash provided by operating activities was approximately $84.0 million for the first nine months of 2011 reflecting $71.8 million in net income and $30.2 million in non-cash adjustments (primarily $23.8 million in depreciation and amortization and $3.7 million for the inventory charge from the Cole Hersee acquisition as required by purchase accounting rules) offset by $18.0 million in net changes to various operating assets and liabilities. Changes in various operating assets and liabilities (including short-term and long-term items) that impacted cash flows negatively for the first nine months of 2011 consisted of net increases in accounts receivables ($12.3 million), inventory ($4.4 million), prepaid and other assets ($1.5 million) and accrued payroll and severance ($4.9 million). Changes that had a positive impact on cash flows were increases in accounts payable ($1.0 million) and increases in accrued income taxes ($4.1 million).

Net cash used in investing activities was approximately $25.9 million and included $12.4 million in capital spending, the acquisition of Selco A/S ($11.1 million), and an investment in Shocking Technology, Inc. of $3.0 million, offset by $0.6 million in business acquisition settlements (Cole Hersee) and proceeds from the sale of assets.

Net cash used in financing activities was approximately $3.8 million and included proceeds from the exercise of stock options including tax benefits of $25.6 million offset by net proceeds from borrowing of $19.0 million, cash dividends paid of $10.6 million, debt issuance costs of $0.7 million, and purchases of common stock of $37.1 million. The effects of exchange rate changes reduced cash and cash equivalents by approximately $0.5 million. The net cash provided by operating activities combined with the effects of exchange rate changes less net cash used in investing and financing activities resulted in a $53.7 million increase in cash, which left the company with a cash and cash equivalents balance of approximately $163.4 million at October 1, 2011.

The ratio of current assets to current liabilities was 2.3 to 1 at the end of the third quarter of 2011 compared to 2.9 to 1 at year-end 2010 and 3.3 to 1 at the end of the third quarter of 2010. Days sales outstanding in accounts receivable was approximately 58 days at the end of the third quarter of 2011 compared to 60 days at the third quarter of 2010 and 58 days at year-end 2010. Days inventory outstanding was approximately 71 days at the end of the third quarter of 2011 compared to 70 days at the year-end 2010 and 62 days at end of the third quarter of 2010.

Outlook

The strong momentum in the company’s sales and order rates from earlier in the year has slowed. While end demand remains solid across most of the company’s markets, distribution channels for the electronics business have become more cautious which has caused order rates to soften in anticipation of weaker demand in the fourth quarter. Automotive revenue continues to be solid and the company expects sales from new products to be an offset to any market weakness over the next several quarters. In the electrical segment, the protection relay and custom products businesses continue to grow driven primarily by strength in the mining sector. The electrical fuse business is showing some improvement due to recovery in the industrial markets. The solar market, which drove strong growth for fuses in 2010, has weakened due to the expiration of certain government incentives and inventory in the channel. This market showed signs of improvement in the third quarter and is expected  to return to growth in the near future.

Over the past three years the company has implemented a phased transition to consolidate its manufacturing into fewer and lower-cost facilities. Most of these transitions have been completed. The transitions have resulted in both a significantly improved cost structure and more efficient operations. The company believes these changes are a significant driver of its improved operating margin.

Commodity costs have increased in 2011 compared to 2010. These cost increases have put downward pressure on margins in 2011 but have been offset by the aforementioned manufacturing cost savings.

The flooding that occurred in Thailand in July, 2011 has caused an interruption in the supply of certain components for the company's Electronics business unit segment. The company expects that this will have a negative impact to sales over the next few quarters of approximately $0.5 million per quarter.

The company continues to invest in plant and infrastructure to further improve operating efficiency and increase capacity.  Capital spending for 2011 is expected to be approximately $15 to $18 million. This is less than previously expected due to several significant projects being pushed out into 2012. This is expected to lead to higher capital spending in 2012.

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

Interest Rates

The company had $93.0 million in debt outstanding under revolving credit facilities at October 1, 2011, at variable rates. While 100% of this debt has variable interest rates, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in Mexico, Canada, Germany, China, Taiwan and the Philippines. During the first nine months of 2011, sales to customers outside the U.S. were 66.2% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan or Taiwanese dollars.

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

Commodities

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper, zinc, gold, and silver where at current prices and volumes, a 10% price change would affect annual pre-tax profit by approximately $1.9 million for copper, $0.6 million for zinc, $0.7 million for gold, and $0.7 million for silver. During 2011, the increase in gold and silver prices caused these commodities to become major cost components. From time to time, the company has utilized derivative instruments to hedge certain commodity exposures deemed to be material.

After increasing significantly in the first half of 2011, energy prices have weakened over the last several months. There is a risk that a return to high prices for oil and electricity would have a negative impact on the company’s transportation and utility expenses.

The cost of raw silicon has increased during the first nine months of 2011 and further increases are expected to continue into the fourth quarter of 2011. This is expected to add to the cost of the company’s semiconductor products for the remainder of 2011. However, the company believes these cost increases should be more than offset by savings from the consolidation of the company’s semiconductor manufacturing facilities.

Item 4. Controls and Procedures.

As of October 1, 2011, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the company and its consolidated subsidiaries has been made known to them by the employees of the company and its consolidated subsidiaries during the period preceding the filing of this Quarterly Report on Form 10-Q and that such information is accurately recorded, processed, summarized and reported within the time periods specified in SEC rules. There were no significant changes in the company’s internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the company’s internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the company’s Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

A detailed description of risks that could have a negative impact on our business, revenues and performance results can be found under the caption “Risk Factors” in our most recent Form 10-K, filed with the SEC on February 25, 2011. The information presented below updates and should be read in connection with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended January 1, 2011.

Customer demands and new regulations related to conflict-free minerals may force us to incur additional expenses.

    The Dodd-Frank Wall Street Reform and Consumer Protection Act requires disclosure of use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries and efforts to prevent the use of such minerals. In the semiconductor industry, these minerals are the most commonly found in metals. As there may be only a limited number of suppliers offering "conflict free" metals, we cannot be sure that we will be able to obtain necessary metals in sufficient quantities or at competitive prices. Also, we may face challenges with our cusomters and suppliers if we are unable to sufficiently verify that the metals used in our products are "conflict free."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The table below provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the third quarter of fiscal 2011:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2011 to July 30, 2011	—	—	—	1,000,000
July 30, 2011 to Aug. 27, 2011	558,646	$42.51	558,646	441,354
Aug. 27, 2011 to Oct.1, 2011	300,383	44.42	300,383	140,971
Total	859,029	$43.18	859,029	140,971

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2011 to April 30, 2012. The company repurchased 859,029 shares of its common stock during the first nine months of fiscal 2011, and 140,971 shares may yet be purchased under the program as of October 1, 2011. The company withheld 20,621 shares of stock in lieu of withholding taxes on behalf of employees who became vested in restricted stock option grants during the first nine months of 2011.

On October 28, 2011, the Board of Directors increased the share repurchase authorization from 1,000,000  shares to 1,500,000 shares. This provides authority to purchase up to 640,971 additional shares between October 28, 2011 and the April 30, 2012 expiration date.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

Date: November 3, 2011	By:	/s/ Philip G. Franklin
Philip G. Franklin
Vice President, Operations Support, Chief Financial Officer and Treasurer (As duly authorized officer and as the principal financial and accounting officer)