Form 10-K
period 2011-12-31
LITTELFUSE INC /DE
filed 2012-02-24
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
(Mark one)	for the fiscal year ended December 31, 2011
Or
[ ]	Transition Report Pursuant to Section 13 or 15(d)
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

773/628-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
Common Stock, $0.01 par value	NASDAQ Global Select MarketSM

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of 22,117,146 shares of voting stock held by non-affiliates of the registrant was approximately $1,338,972,019 based on the last reported sale price of the registrant’s Common Stock as reported on the NASDAQ Global Select MarketSM on July 2, 2011.

As of February 17, 2012, the registrant had outstanding 23,135,321 shares of Common Stock.
RDGPreambleEnd
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Littelfuse, Inc. Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1. BUSINESS.

GENERAL

Littelfuse, Inc. and its subsidiaries (the “company” or “Littelfuse” or “we” or “our”) is the world’s leading supplier of circuit protection products for the electronics industry, providing a broad line of circuit protection solutions to worldwide customers.

In the electronics market, the company supplies leading manufacturers such as Alcatel-Lucent, Apple, Cisco, Celestica, Delta, Flextronics, Foxconn, Hewlett-Packard, HTC, Huawei, IBM, Intel, Jabil, LG, Motorola, Nokia, Panasonic, Quanta, Samsung, Sanmina-SCI, Seagate, Siemens and Sony. The company is also the leading provider of circuit protection for the automotive industry and the third largest producer of electrical fuses in North America. In the automotive market, the company’s end customers include major automotive manufacturers in North America, Europe and Asia such as BMW, Caterpillar, Chrysler, Ford Motor Company, General Motors, Hyundai Group, and Volkswagen. The company also supplies wiring harness manufacturers and auto parts suppliers worldwide, including Advance Auto Parts, Continental, Delphi, Lear, Leoni, O’Reilly Auto Parts, Pep Boys, Sumitomo, Valeo, and Yazaki. In the electrical market, the company supplies representative customers such as Abbott, Acuity Brands, Dow Chemical, DuPont, GE, General Motors, Heinz, International Paper, John Deere, SMA, First Solar, Samsung, Merck, Poland Springs, Procter & Gamble, Rockwell, United Technologies and 3M. Through the company’s Electrical business, the company supplies industrial ground fault protection in mining and other large industrial operations to customers such as Potash Corporation, Mosaic, Agrium, and Cameco. See “Business Environment: Circuit Protection Market.”

The company reports its operations by three business unit segments: Electronics, Automotive, and Electrical. For segment and geographical information and consolidated net sales and operating earnings see “Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and Note 15 of the Notes to Consolidated Financial Statements included in this report.

During 2011, the company invested $6.0 million in certain preferred stock of Shocking Technologies, Inc., a research and development company in the electronics industry located in San Jose, California. Shocking Technologies, Inc. is a developer of circuit protection products for the computer and telecommunication markets.

On August 3, 2011, the company acquired 100% of Selco A/S, a manufacturer of relays and generator controls for the marine industry, for approximately $11.1 million. The acquisition allows the company to further expand its global relay business within its Electrical business unit segment. Selco A/S is located in Roskilde, Denmark with a sales office located in Dubai, United Arab Emirates. The company funded the acquisition with available cash.

Net sales by business unit segment for the periods indicated are as follows (in thousands):

	Fiscal Year
	2011	2010	2009
Electronics	$354,487	$373,370	$253,758
Automotive	197,586	139,096	104,647
Electrical	112,882	95,555	71,742
Total	$664,955	$608,021	$430,147

During 2011, the company adjusted its business segment reporting methodology to report results by product line rather than by sales organization. Accordingly, results for 2010 and 2009 have been restated to reflect this change. The company’s total consolidated revenues and operating income did not change.

The company operates in three geographic regions: the Americas, Europe, and Asia-Pacific. The company manufactures products and sells to customers in all three regions.

Net sales in the company’s three geographic regions, based upon the shipped to destination, are as follows (in thousands):

	Fiscal Year
	2011	2010	2009
Americas	$288,592	$227,747	$166,137
Europe	114,895	115,113	83,449
Asia-Pacific	261,468	265,161	180,561
Total	$664,955	$608,021	$430,147

The company’s products are sold worldwide through distributors, a direct sales force and manufacturers’ representatives. For the year ended December 31, 2011, approximately 66% of the company’s net sales were to customers outside the United States, including approximately 22% to China.

The company manufactures many of its products on fully integrated manufacturing and assembly equipment. The company maintains product quality through a Global Quality Management System with most manufacturing sites certified under ISO 9001:2000. In addition, several of the Littelfuse manufacturing sites are also certified under TS 16949 and ISO 14001.

References herein to “2011” or “fiscal 2011” refer to the fiscal year ended December 31, 2011. References herein to “2010” or “fiscal 2010” refer to the fiscal year ended January 1, 2011. References herein to “2009” or “fiscal 2009” refer to the fiscal year ended January 2, 2010. The company operates on a “4-4-5” fiscal calendar that normally keeps the number of weeks constant during each quarter. As a result of using this convention, each of fiscal 2011 and fiscal 2010 contained 52 weeks whereas fiscal 2009 contained 53 weeks.

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

Electronic fuses and protectors are devices that contain an element that melts in an overcurrent condition. Electronic miniature and subminiature fuses are designed to provide circuit protection in the limited space requirements of electronic equipment. The company’s fuses are used in a wide variety of electronic products, including mobile phones, flat-screen TVs, computers, and telecommunications equipment. The company markets these products under trademarked brand names including PICO® II and NANO2® SMF.

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

Discrete diodes, diode arrays and protection thyristors are fast switching silicon semiconductor structures. Discrete diodes protect a wide variety of applications from overvoltage transients such as ESD, inductive load switching or lightning, while diode arrays are used primarily as ESD suppressors. Protection thyristors are commonly used to protect telecommunications circuits from overvoltage transients such as those resulting from lightning. Applications include telephones, modems, data transmission lines and alarm systems. The company markets these products under trademarked brand names including TECCOR®, SIDACtor®, Battrax® and SPA™.

Gas discharge tubes are very low capacitance devices designed to suppress any transient voltage event that is greater than the breakover voltage of the device. These devices are primarily used in telecommunication interface and conversion equipment applications as protection from overvoltage transients such as lightning.

Power switching components are used to regulate energy to various types of loads most commonly found in industrial and home applications. These components are easily activated from simple control circuits or interfaced to computers for more complex load control. Typical applications include heating, cooling, battery chargers and lighting.

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

The company is a primary supplier of automotive fuses to United States, Asian and European automotive original equipment manufacturers (“OEM”), automotive component parts manufacturers and automotive parts distributors. The company also sells its fuses in the replacement parts market, with its products being sold through merchandisers, discount stores and service stations, as well as under private label by national firms. The company invented and owns U.S. and foreign patents related to blade-type fuses, which is the standard and most commonly used fuse in the automotive industry. The company’s automotive fuse products are marketed under trademarked brand names, including ATO®, MINI®, MAXI, MIDI®, MEGA®, MasterFuse, JCASE® and CablePro™.

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

The company has expanded the Automotive Business Segment into the commercial vehicle market with the acquisition of Cole Hersee. Additional products in this market include:  power distribution modules, low current switches, high current switches, solenoids and relays, electronic switches, battery management products and ignition key switches.

Electrical Products
The company entered the electrical market in 1983 and manufactures and sells a broad range of low-voltage and medium-voltage circuit protection products to electrical distributors and their customers in the construction, OEM and industrial maintenance, repair and operating supplies (“MRO”) markets.  The company also designs and manufactures portable custom electrical equipment for the mining industry in Canada as well as protection relays for the global mining, oil and gas, industrial and marine markets.

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

Custom electrical equipment is used in harsh environments such as underground mining where standard electrical gear will not meet customer needs for reliability and durability.  Portable power substations are used to transform and distribute electrical power to mobile equipment such as mining cutting machines and other electrical machinery. Miner control units provide power management for critical electrically operated underground production equipment.

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

Proposals for the development of new products are initiated primarily by sales and marketing personnel with input from customers. The entire product development process usually ranges from a few months to 18 months based on the complexity of development, with continuous efforts to reduce the development cycle. During fiscal years 2011, 2010 and 2009, the company expended $19.4 million, $17.6 million and $18.1 million, respectively, on research, product design and development (“R&D”). During 2010, the company completed moving R&D operations to lower cost locations closer to its customers. R&D operations are now in Canada, China, Germany, the Philippines and Mexico as well as the United States.

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

As of December 31, 2011, the company owned 197 patents in North America, 85 patents in the European Union and 63 patents in other foreign countries. The company also has registered trademark protection for certain of its brand names and logos. The 197 North American patents are in the following product categories: 124 electronics, 44 automotive and 29 electrical. Patents and licenses are amortized over a period of 7-12 years, with a weighted average life of 11.9 years. Distribution networks are amortized over a period of 3-20 years, with a weighted average life of 13.8 years. Trademarks and tradenames are amortized over a period of 5-20 years, with a weighted average life of 13.8 years. The company recorded amortization expense of $6.6 million, $5.0 million and $5.0 million in 2011, 2010 and 2009, respectively, related to amortizable intangible assets.

New products are continually being developed to replace older products. The company regularly applies for patent protection on such new products. Although, in the aggregate, the company’s patents are important in the operation of its businesses, the company believes that the loss by expiration or otherwise of any one patent or group of patents would not materially affect its business.

License royalties amounted to $1.0 million, $0.2 million and $0.1 million for fiscal 2011, 2010 and 2009, respectively, and are included in other expense (income), net on the Consolidated Statements of Income.

MANUFACTURING

The company performs the majority of its own fabrication, stamps some of the metal components used in its fuses, holders and switches from raw metal stock and makes its own contacts and springs. In addition, the company fabricates silicon wafers for certain applications and performs its own plating (silver, nickel, zinc, tin and oxides). All thermoplastic molded component requirements used for such products as the ATO®, MINI® and MAXI fuse product lines are met through the company’s in-house molding capabilities. After components are stamped, molded, plated and readied for assembly, final assembly is accomplished on fully automatic and semi-automatic assembly machines. Quality assurance and operations personnel, using techniques such as statistical process control, perform tests, checks and measurements during the production process to maintain the highest levels of product quality and customer satisfaction.

The principal raw materials for the company’s products include copper and copper alloys, heat-resistant plastics, zinc, melamine, glass, silver, gold, raw silicon, solder and various gases. The company uses a sole source for several heat-resistant plastics and for zinc, but believes that suitable alternative heat-resistant plastics and zinc are available from other sources at comparable prices. All other raw materials are purchased from a number of readily available outside sources.

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

In the Asia-Pacific region, the company maintains a direct sales staff and utilizes distributors in Japan, Singapore, Korea, Taiwan, China, Malaysia, Thailand, Hong Kong, India, Indonesia, the Philippines, New Zealand and Australia. In the Americas, the company maintains a direct sales staff in Brazil and utilizes manufacturers’ representatives and distributors in Canada.  In Europe, the company maintains a direct sales force and utilizes manufacturers’ representatives and distributors to support a wide array of customers.

Automotive
The company maintains a direct sales force to service all the major automotive and commercial vehicle OEMs and system suppliers domestically. Approximately 23 manufacturers’ representatives sell the company’s products to aftermarket fuse retailers such as O’Reilly Auto Parts and Pep Boys. The company also uses about 15 manufacturers' representatives to sell to the commercial vehicle aftermarket. In Europe, the company uses both a direct sales force and manufacturers’ representatives to distribute its products to OEMs, major system suppliers and aftermarket distributors. In the Asia-Pacific region, the company uses both a direct sales force and distributors to supply to major OEMs and system suppliers.

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

CUSTOMERS

The company sells to over 5,000 customers and distributors worldwide. Sales to Arrow Electronics (an Electronics distributor) were less than 10% of net sales for 2011 and 2009, respectively, but were 10.4% for 2010.  No other single customer accounted for more than 10% of net sales during any of the last three years.  During fiscal 2011, 2010 and 2009, net sales to customers outside the United States accounted for approximately 66%, 69% and 68%, respectively, of the company’s total net sales.

COMPETITION

The company’s products compete with similar products of other manufacturers, some of which have substantially greater financial resources than the company. In the electronics market, the company’s competitors include Cooper Industries, Bel Fuse, Bourns, EPCOS, On Semiconductor, STMicroelectronics, Semtech, Vishay and TE Connectivity. In the automotive market, the company’s competitors include Cooper Industries, Pacific Engineering (a private company in Japan) and MTA (a private company in Italy). In the electrical market, the company’s major competitors include Cooper Industries and Mersen. The company believes that it competes on the basis of innovative products, the breadth of its product line, the quality and design of its products and the responsiveness of its customer service, in addition to price.

BACKLOG

The backlog of unfilled orders at December 31, 2011, was approximately $92.4 million, compared to $107.5 million at January 1, 2011. Substantially all of the orders currently in backlog are scheduled for delivery in 2012.

EMPLOYEES

As of December 31, 2011, the company employed approximately 6,000 employees worldwide. Approximately 750 employees in Mexico and 3 employees in Germany are covered by collective bargaining agreements. The Mexico collective bargaining agreement, covering employees in Piedras Negras, expires January 31, 2014. During 2010, a collective bargaining agreement covering approximately 160 employees at the company’s Matamoros, Mexico facility was terminated as a result of the plant’s closure.

The Germany collective bargaining agreement, covering 3 employees in Essen, expires March 31, 2012.  During 2011, a collective bargaining agreement covering 28 employees at the company’s Dünsen, Germany facility was terminated as a result of plant closure.

Approximately 13% of the company's total workforce was employed under collective bargaining agreements at December 31, 2011.  The employees covered by a collective bargaining agreement that will expire within one year of December 31, 2011 represent approximately less than 1% of the company's total workforce.

Overall, the company has historically maintained satisfactory employee relations and considers employee relations to be good.

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

We may not always be able to compete on price, particularly when compared to manufacturers with lower cost structures. Some of our competitors have substantially greater sales, financial and manufacturing resources and may have greater access to capital than Littelfuse. As other companies enter our markets or develop new products, competition may further intensify. Our failure to compete effectively could materially adversely affect our business, financial condition and results of operations.

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

The market price of our stock has fluctuated widely. Between January 2, 2011 and December 31, 2011, the closing sale price of our common stock ranged between a low of $38.56 and a high of $64.82, experiencing greater volatility over that time than the broader markets. The volatility of our stock price may be related to any number of factors, such as general economic conditions, industry conditions, analysts’ expectations concerning our results of operations, or the volatility of our revenues as discussed above under “Our Revenues May Vary Significantly from Period to Period.” The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

Customer demands and new regulations related to conflict-free minerals may force us to incur additional expenses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires disclosure of use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries and efforts to prevent the use of such minerals. In the semiconductor industry, these minerals are most commonly found in metals. As there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that we will be able to obtain necessary metals in sufficient quantities or at competitive prices. Also, we may face challenges with our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are “conflict free.”

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

LITTELFUSE FACILITIES

The company’s operations are located in 44 owned or leased facilities worldwide, representing an aggregate of 1,458,374 square feet. The company’s corporate headquarters is located in the U.S. in Chicago, Illinois.  The company has North American manufacturing facilities in Saskatoon, Canada, Piedras Negras, Mexico and Melchor Muzquiz, Mexico.  The manufacturing facilities previously located in Irving, Texas and Matamoros, Mexico were closed in 2010.  During 2010, the European headquarters and the primary European distribution center, previously located in Utrecht, the Netherlands, until the property was sold in 2010, were relocated to Dünsen, Germany. The Dünsen facility was closed during 2011.  Manufacturing operations were transferred to Piedras Negras, Mexico.  The office and European headquarters were subsequently transferred to Bremen, Germany. In addition to the Dünsen, Germany, facility, the company is currently marketing for sale its Des Plaines, Illinois, property and Dundalk, Ireland, facility, both of which closed during fiscal year 2009. The Des Plaines building was demolished in 2010 to facilitate the sale of the underlying property.

Asia-Pacific operations include sales and distribution centers located in Singapore, Taiwan, Japan, China and Korea, with manufacturing plants in China, Taiwan and the Philippines. The manufacturing plant in Taiwan is expected to close in 2012. The company does not believe that it will encounter any difficulty in renewing its existing leases upon the expiration of their current terms. Management believes that the company’s facilities are adequate to meet its requirements for the foreseeable future.

The following table provides certain information concerning the company’s facilities at December 31, 2011, and the use of these facilities during fiscal 2011:

Location	Use	Size (sq. ft.)	Lease/Own	Lease Expiration Date	Primary Product
Chicago, Illinois	Administrative, Engineering, Research and Testing	54,838	Leased	2024	Auto, Electronics and Electrical
Elk Grove Village, Illinois	Engineering and Research	5,000	Leased	2012	Auto and Electronics
Bensenville, Illinois	Research and Development	3,140	Leased	2013	Electronic
Champaign, Illinois	Research and Development	13,503	Leased	2025	Auto and Electronics
Campbell, California	Engineering	1,710	Leased	2012	Electronics
Troy, Michigan	Sales	2,224	Leased	2016	Auto
Boston, Massachusetts	Administrative, Engineering, Research and Development	26,000	Leased	2016	Auto
Schertz, Texas	Warehouse and Distribution	32,000	Leased	2014	Auto
Melchor Muzquiz, Mexico	Manufacturing	39,365	Leased	2016	Auto
Savoy, Illinois	Warehouse	566	Leased	2012	Electrical
Piedras Negras, Mexico	Administrative / Manufacturing	99,822	Leased	2015	Auto
Piedras Negras, Mexico	Manufacturing	68,088	Leased	2012	Electrical
Piedras Negras, Mexico	Manufacturing	22,381	Leased	2012	Electrical
Piedras Negras, Mexico	Manufacturing	164,785	Owned	—	Auto
Eagle Pass, Texas	Distribution	7,700	Leased	2016	Auto, Electronics and Electrical
Saskatoon, Canada	Manufacturing	67,500	Owned	—	Electrical
Sao Paulo, Brazil	Sales	538	Leased	2012	Electronic and Auto
Manaus, Brazil	Warehouse	2,002	Leased	2012	Electronic and Auto
Roskilde, Denmark	Administrative, Manufacturing, Research and Development and Sales	18,740	Leased	2013	Electrical
Dubai, UAE	Sales	691	Leased	2012	Electrical
Dubai, UAE	Sales	1,356	Leased	2014	Electrical
Swindon, U.K.	Administrative	304	Leased	2012	Electronics

Location	Use	Size (sq. ft.)	Lease/Own	Lease Expiration Date	Primary Product
Bremen, Germany	Administrative	13,455	Leased	2015	Auto, Electronics and Electrical
Essen, Germany	Administrative	8,378	Leased	2012	Auto and Electronics
Essen, Germany	Leased to third party	37,244	Owned	—	—
Dünsen, Germany	Not in use/Idle	43,966	Owned	—	Auto
Amsterdam, Netherlands	Warehouse	2,000	Leased	2012	Auto and Electronic
Dundalk, Ireland	Not in use/Idle	120,000	Owned	—	Electronic
Singapore	Sales and Distribution	1,572	Leased	2012	Electronics
Taipei, Taiwan	Sales	7,876	Leased	2014	Electronics
Seoul, Korea	Sales	3,643	Leased	2012	Auto and Electronics
Lipa City, Philippines	Manufacturing	116,046	Owned	—	Electronics
Lipa City, Philippines	Manufacturing	22,733	Leased	2012	Electronics
Dongguan, China	Manufacturing	24,600	Leased	2013	Electronics
Suzhou, China	Manufacturing	143,458	Owned	—	Electronics
Beijing, China	Sales	452	Leased	2012	Electronics
Shenzen, China	Sales	3,100	Leased	2015	Electronics
Shanghai, China	Sales	4,774	Leased	2015	Electronics
Yangmei, Taiwan	Manufacturing, Sales, Distribution and Administrative	40,080	Owned	—	Electronics
Chu-Pei City, Taiwan	Research and Development	5,328	Leased	2013	Electronics
Wuxi, China	Manufacturing	221,429	Owned	—	Electronics
Hong Kong, China	Sales	2,478	Leased	2012	Electronics
Yokohama, Japan	Sales	3,509	Leased	2012	Electronics

Properties with lease expirations in 2012 renew at various times throughout the year. The company does not anticipate any material impact as a result of such expirations.

ITEM 3. LEGAL PROCEEDINGS.

The company is not a party to any material legal proceedings, other than routine litigation incidental to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of the company’s common stock are traded under the symbol “LFUS” on the NASDAQ Global Select MarketSM. As of February 17, 2012, there were 105 holders of record of the company’s common stock.

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

The Dow Jones Electrical Components and Equipment Industry Group Index includes the common stock of American Superconductor Corp.; Amphenol Corp.; Anaren Microwave, Inc.; Arrow Electronics, Inc.; Avnet, Inc.; AVX Corp.; Benchmark Electronics, Inc.; C&D Technologies, Inc.; Capstone Turbine Corp.; CTS Corp.; General Cable Corp.; Hubbell Inc. Class B; Jabil Circuit, Inc.; KEMET Corp.; Littelfuse, Inc.; Methode Electronics, Inc.; Molex, Inc. and Molex, Inc. Class A; Park Electrochemical Corp.; Plexus Corp.; Power-One, Inc.; Powerwave Technologies, Inc.; Pulse Electronics, Inc.; Regal-Beloit Corp.; Sanmina Corp.; Thomas & Betts Corp.; Valence Technology, Inc.; Vicor Corp.; and Vishay Intertechnology, Inc.

In the case of the Russell 2000 Index and the Dow Jones Electrical Components and Equipment Industry Group Index, a $100 investment made on December 31, 2006, and reinvestment of all dividends is assumed. In the case of the company, a $100 investment made on December 31, 2006, is assumed. (The company paid no dividends in 2006, 2007, 2008, or 2009 but did pay dividends in 2010 and 2011.) Returns for the company’s fiscal years presented above are as of the last day of the respective fiscal year which were December 29, 2007, December 27, 2008, January 2, 2010, January 1, 2011, and December 31, 2011, for the fiscal years 2007, 2008, 2009, 2010, and 2011 respectively.

The company initiated cash dividends in the fourth quarter of 2010. The company previously had not paid any cash dividends prior to fiscal 2010. Future dividend policy will be determined by the Board of Directors based upon its evaluation of earnings, cash availability and general business prospects. Currently, there are restrictions on the payment of dividends contained in the company’s credit agreements that relate to the maintenance of a minimum net worth and certain financial ratios. However, the company expects to continue paying cash dividends on a quarterly basis for the foreseeable future.

The Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2011 to April 30, 2012, of which 859,029 shares were purchased, at an average price of $43.18, through December 31, 2011, and 140,971 shares remain available for purchase under the initial program as of December 31, 2011.

On October 28, 2011, the Board of Directors increased the share repurchase authorization from 1,000,000 shares to 1,500,000 shares. This provides authority to purchase up to 640,971 additional shares between October 28, 2011 and the April 30, 2012 expiration date.

The company withheld 20,537 shares of stock in lieu of withholding taxes on behalf of employees who became vested in restricted share units during fiscal 2011. Shares withheld were 16,512 during the period March 2, 2011 to April 30, 2011 and 4,025 during the period July 2, 2011 to July 30, 2011.  Shares withheld are classified as Treasury stock on the Consolidated Balance Sheet.

The table below provides information with respect to the company’s quarterly stock prices and cash dividends declared and paid for each quarter during fiscal 2011 and 2010:

	2011				2010
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$52.04	$61.76	$64.82	$58.10	$49.09	$44.65	$43.83	$40.18
Low	38.65	38.56	54.40	48.44	41.39	30.74	30.54	28.30
Close	42.98	40.21	60.54	58.10	47.06	43.79	31.32	38.13
Dividends	0.18	0.15	0.15	0.15	0.15	—	—	—

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

	2011	2010	2009	2008	2007
Net sales	$664,955	$608,021	$430,147	$530,869	$536,144
Gross profit	256,694	233,872	125,361	143,669	171,537
Operating income	113,904	107,574	13,695	8,495	51,309
Net income	87,024	78,663	9,411	8,016	36,835
Per share of common stock:
Income from continuing operations
- Basic	3.96	3.58	0.43	0.37	1.66
- Diluted	3.90	3.52	0.43	0.37	1.64
Cash dividends paid	0.63	0.15	—	—	—
Cash and cash equivalents	164,016	109,720	70,354	70,937	64,943
Total assets	678,424	621,129	533,127	538,928	491,365
Long-term debt, less current portion	—	41,000	49,000	72,000	1,223

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Littelfuse, Inc. and its subsidiaries (the “company” or “Littelfuse”) design, manufacture, and sell circuit protection devices for use in the electronics, automotive and electrical markets throughout the world. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader with information that will assist in understanding the company’s Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect the Consolidated Financial Statements. The discussion also provides information about the financial results of the various business unit segments to provide a better understanding of how those segments and their results affect the financial condition and results of operations of Littelfuse as a whole.

Business Segment Information

U.S. Generally Accepted Accounting Principles (“GAAP”) dictates annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Within U.S. GAAP, an operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM is the company’s President and Chief Executive Officer.

The company reports its operations by three business unit segments: Electronics, Automotive and Electrical. The following table is a summary of the company’s operating segments’ net sales by business unit and geography (in millions):

	Fiscal Year
	2011	2010(b)	2009(b)
Business Unit
Electronics	$354.5	$373.4	$253.8
Automotive(c)	197.6	139.1	104.6
Electrical(d)	112.9	95.5	71.7
Total	$665.0	$608.0	$430.1

Geography(a)
Americas(c)	$288.6	$227.7	$166.1
Europe(d)	114.9	115.1	83.4
Asia-Pacific	261.5	265.2	180.6
Total	$665.0	$608.0	$430.1

(a) Sales by geography represent sales to customer or distributor locations.
(b) During 2011, the company adjusted its business segment reporting methodology to report results by product line rather than by sales organization. Accordingly, results for 2010 and 2009 have been restated to reflect this change. There was no change to total consolidated results.
(c) 2011 includes Cole Hersee net sales of $46.9 million for fiscal year 2011.
(d) 2011 includes Selco net sales of $3.2 million for fiscal year 2011.

Business unit segment information is described more fully in Note 15 of the Notes to Consolidated Financial Statements. The following discussion provides an analysis of the information contained in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements at December 31, 2011 and January 1, 2011, and for the three fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010.

Results of Operations — 2011 compared with 2010

Net sales increased $57.0 million or 9% to $665.0 million for fiscal year 2011 compared to $608.0 million in fiscal year 2010 due primarily to an incremental $50.1 million from business acquisitions and growth in protection relays, custom mining products and automotive products, offset by lower electronics sales. The company also experienced $10.4 million in favorable foreign currency effects in 2011 as compared to 2010. The favorable foreign currency impact primarily resulted from sales denominated in euros and, to a lesser extent, Canadian dollars and Japanese yen. Excluding acquisitions and currency effects, net sales decreased $3.5 million or 1% year over year. The Automotive business segment sales increased $58.5 million or 42% to $197.6 million. The Electronics business segment sales decreased $18.9 million or 5% to $354.5 million, and the Electrical business segment sales increased $17.4 million or 18% to $112.9 million. Sales levels in 2011, excluding acquisitions and currency effects, were negatively impacted by slowing demand for the company’s electronics products coupled with inventory de-stocking in the supply chain. Sales levels in 2010 were positively impacted by the global economic recovery, distributor inventory replenishment and effective execution of the company’s strategic growth plans.

The increase in Automotive sales was primarily due to an incremental $46.9 million in sales related to Cole Hersee, organic growth in all regions and favorable currency effects. Excluding Cole Hersee, automotive sales increased $11.6 million or 8.4% year over year. Currency effects added $4.3 million to sales in 2011 compared to 2010 primarily due to the stronger euro.

The decrease in Electronics sales reflected slowing demand across all geographies coupled with inventory de-stocking in the supply chain. In addition, the effects of the Japan disaster in March 2011 negatively impacted sales by approximately $3 to $4 million in 2011. The negative impact from a decrease in volume was partially offset by net favorable currency effects of $4.0 million primarily from sales denominated in euros and Japanese yen.

The increase in Electrical sales was due to continued strong growth for protection relays and custom mining products and steady improvement in the industrial fuse market. This was partially offset by a slowdown in the solar market. The Electrical segment experienced net favorable currency effects of $2.0 million primarily from sales denominated in Canadian dollars.

On a geographic basis, sales in the Americas increased $60.8 million or 27% in 2011 compared to 2010. This increase resulted from increases in the company’s Automotive and Electrical business segments offset by a decline in the Electronics business segment. Automotive sales increased $46.8 million or 100% primarily reflecting incremental sales from Cole Hersee. Excluding Cole Hersee, Automotive sales increased $2.7 million or 6% reflecting increased demand in the passenger and commercial vehicle markets. Electrical sales increased $17.5 million or 21% resulting from increases in demand for protection relays, custom products and industrial power fuses partially offset by a decline in solar fuse sales. Electronics sales decreased $3.5 million or 4% reflecting slowing end-market demand and inventory de-stocking. The Americas region also experienced $1.9 million in favorable currency effects resulting from sales denominated in Canadian dollars.

Europe sales decreased $0.2 million for fiscal year 2011 compared to 2010. This resulted from decreases in the company’s Electronics and Electrical business segments offset by an increase in the Automotive business segment. Automotive sales increased $7.2 million or 12% in 2011 primarily reflecting increased end-market demand and favorable currency effects. Electronics sales decreased $6.9 million or 14% reflecting lower demand resulting from a weaker economy during 2011. Electrical sales decreased $0.5 million or 9%. Overall Europe sales in 2011 included favorable currency effects of $5.3 million, resulting from sales denominated in euros.

Asia-Pacific sales decreased $3.7 million or 1% in 2011 compared to 2010. This decrease resulted from a decrease in the Electronics business segment offset by increases at the company’s Automotive and Electrical business segments. Electronics sales decreased $8.5 million or 4% reflecting slowing end-market demand and inventory de-stocking. Automotive sales increased $ 4.4 million or 14% reflecting continued increased demand for passenger vehicles in the developing Asian markets as well as gains in market share. Also contributing to the increase in Automotive sales was incremental sales from Cole Hersee. Excluding Cole Hersee, Automotive sales increased $2.3 million or 7%. Electrical sales increased $0.4 million or 7%. Current year results included favorable currency effects of $3.2 million resulting from sales denominated in Japanese yen, Korean won and Chinese renminbi.

Gross profit was $256.7 million or 38.6% of sales in 2011, compared to $233.9 million or 38.5% of sales in 2010. Gross profit in 2011 was negatively impacted by $4.1 million of purchase accounting adjustments recorded in cost of sales. These charges were the additional cost of goods sold for Cole Hersee and Selco inventory which had been stepped-up to fair value at the acquisition dates as required by purchase accounting rules. Excluding the impact of these charges, gross profit was $260.8 million or 39.2% of sales for 2011. The improvement in gross margin was attributable to improved operating leverage resulting from higher production volumes  in 2011 as well as cost reductions related to manufacturing transfers.

Total operating expense was $142.8 million or 21.5% of net sales for 2011 compared to $126.3 million or 20.8% of net sales for 2010. The increase in operating expenses primarily reflects incremental operating expenses of $12.8 million from business acquisitions.

Operating income was $113.9 million or 17.1% of net sales in 2011 compared to $107.6 million or 17.7% of net sales in the prior year. The increase in operating income in the current year was due primarily to the increase in sales and reduction in costs as described above.

Interest expense, net, increased to $1.7 million in 2011 compared to $1.4 million for 2010 primarily due to amortization of debt issuance costs incurred related to the new credit agreement in 2011.

Other expense (income), net, consisting of interest income, royalties, non-operating income and foreign currency items, was $2.9 million of income in 2011 compared to $1.5 million of income in 2010. The year over year increase resulted primarily from dividend and royalty income.

Income before income taxes was $115.1 million in 2011 compared to $107.7 million in 2010. Income tax expense was $28.1 million in 2011 compared to $29.0 million in 2010. The 2011 effective income tax rate was 24.4% compared to 27.0% in 2010. The decrease in the 2011 effective tax rate reflects more income earned in low tax jurisdictions and a large tax benefit from revaluation of a deferred tax asset in 2011.

Results of Operations — 2010 Compared with 2009

Net sales increased in 2010 to $608.0 million compared to $430.1 million in 2009 reflecting strong growth in all market segments and geographies. The Automotive business segment sales increased $34.5 million or 33% to $139.1 million. The Electronics business segment sales increased $119.6 million or 47% to $373.4 million, and the Electrical business segment sales increased $23.8 million or 33% to $95.5 million. Sales levels were negatively impacted in 2009 due to the sharp downturn in the global economy and credit crisis. The strong revenue growth in 2010 was the result of the global economic recovery, distributor inventory replenishment and effective execution of the company’s strategic growth plans. The company experienced $1.4 million in favorable currency effects in 2010 as compared to 2009. This favorable impact resulted primarily from sales denominated in the Canadian dollar, Japanese yen and Korean won and were offset by the unfavorable impact of sales denominated in euros.

The increase in Automotive sales was due to continued growth in Asian demand for passenger vehicles and recovery in the North American and European passenger vehicle and commercial vehicle products. The positive impact from increases in sales volume in 2010 was partially offset by unfavorable currency effects of $1.9 million mainly due to the weaker euro.

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

On a geographic basis, sales in the Americas increased $61.6 million or 37% in 2010 compared to 2009. This increase resulted from increases at all three of the company’s business segments. Automotive sales increased $9.1 million or 24% primarily reflecting recovery in the passenger vehicle market. Electronics sales increased $34.1 million or 55% reflecting strong end market demand and distributor restocking. Electrical sales increased $18.4 million or 28% resulting from an increase in demand for protection relays, custom products and power fuses. The Americas region also experienced $3.6 million in favorable currency effects resulting from sales denominated in the Canadian dollar.

Europe sales increased $31.7 million or 38% in 2010 compared to 2009. This increase resulted from increases at all three of the company’s business segments. Automotive sales increased $14.1 million or 31% reflecting strong end market demand and increased car production resulting from the economic recovery in Europe during 2010. Electronics sales increased $14.7 million or 42% reflecting strong end market demand and distributor inventory replenishment. Electrical sales increased $2.9 million. Current year results included unfavorable currency effects of $5.6 million, reflecting a weaker euro in 2010.

Asia-Pacific sales increased $84.6 million or 47% in 2010 compared to 2009. This increase resulted from increases at all three of the company’s business segments. Automotive sales increased $11.3 million or 54% reflecting continued increased demand for passenger vehicles in the developing Asian markets as well as gains in market share. Electronics sales increased $70.8 million or 45% primarily reflecting  growth in demand for consumer products and restocking by distributors. Electrical sales increased $2.5 million or 80%.  Current year results included favorable currency translation effects of $3.2 million primarily due to the impact of a stronger Japanese yen and Korean won.

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

Liquidity and Capital Resources

As of December 31, 2011, $156.1 million of the $164.0 million of the company’s cash and cash equivalents was held by foreign subsidiaries. Of the $156.1 million held by foreign subsidiaries, approximately $38.0 million could be repatriated with no tax consequences. The company expects to maintain its foreign cash balances (other than the aforementioned $38.0 million) for local operating requirements, to provide funds for future capital expenditures and for potential acquisitions. The company does not expect to repatriate these funds to the U.S.

The company historically has financed capital expenditures through cash flows from operations. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the company’s operations and its debt obligations for the foreseeable future.

Term Loan

On September 29, 2008, the company entered into a Loan Agreement with various lenders that provided the company with a five-year term loan facility of up to $80.0 million for the purposes of (i) refinancing certain existing indebtedness; (ii) funding working capital needs; and (iii) funding capital expenditures and other lawful corporate purposes, including permitted acquisitions. The company terminated this loan agreement on June 13, 2011 at which time any outstanding amounts were refinanced under the company’s new revolving credit facility effective June 13, 2011.

Revolving Credit Facilities

The company had an unsecured domestic financing arrangement, which expired on July 21, 2011, consisting of a credit agreement with banks that provided a $75.0 million revolving credit facility, with a potential to increase up to $125.0 million upon request of the company and agreement with the lenders.  The company refinanced this loan agreement with proceeds from a new revolving credit facility on June 13, 2011.

On June 13, 2011, the company entered into a new credit agreement with certain commercial banks that provides an unsecured revolving credit facility in an amount of up to $150.0 million, with a potential to increase up to $225.0 million. At December 31, 2011, the company had available $64.4 million of borrowing capacity under the revolver credit agreement at an interest rate of LIBOR plus 1.25% (1.55% as of December 31, 2011). The credit agreement replaces the company’s previous credit agreement dated July 21, 2006 and term loan agreement dated September 29, 2008, and, unless terminated earlier, will terminate on June 13, 2016. During the second quarter of 2011, $0.2 million of previously capitalized debt issuance costs were written off and $0.7 million of new debt issuance costs incurred were capitalized and will be amortized over the life of the new credit agreement.

This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At December 31, 2011, the company was in compliance with all covenants under the revolving credit facility.

During the second quarter of 2011, as part of the new refinancing arrangement discussed above, $47.0 million of indebtedness that was due on the previous term loan was settled and rolled-over into the revolving credit facility by the lender.

Other Obligations

For the fiscal year ended December 31, 2011, the company had $0.8 million outstanding in letters of credit. No amounts were drawn under these letters of credit at December 31, 2011.  For the fiscal year ended January 1, 2011, the company had $2.3 million available in letters of credit.  No amounts were drawn under these letters of credit at January 1, 2011.

Cash Flows and Working Capital

The company started 2011 with $109.7 million of cash. Net cash provided by operating activities in 2011 was approximately $120.8 million and included $87.0 million in net income and $39.6 million in non-cash adjustments (primarily $32.3 million in depreciation and amortization), partially offset by $5.8 million of changes in operating assets and liabilities.

Changes in operating assets and liabilities in 2011 (including short-term and long-term items) that negatively impacted cash flows in 2011 consisted of decreases in accounts payble ($5.3 million), accrued expenses including post-retirement ($0.4 million), accrued payroll and severance ($3.2 million), and accrued taxes ($6.1 million). The decrease in accounts payable resulted from decreased purchases related to low production levels at the end of 2011. The decrease in accrued payroll and severance resulted from lower severance accruals in 2011. Positively impacting cash flows were decreases in accounts receivable ($4.8 million), a decrease in inventory ($2.6 million) and, a decrease in prepaid expenses and other current assets ($1.8 million).

Net cash used in investing activities in 2011 was approximately $48.6 million and included $17.6 million in purchases of property, plant and equipment (primarily production equipment for capacity expansion and new products at the company’s facilities in Mexico, China and the Philippines), $14.2 million for purchases of short-term investments, $11.1 million for the acquisition of Selco and $6.0 million for a minority investment in a start-up technology company.

Net cash used in financing activities in 2011 was approximately $14.1 million, which included $11.0 million in net proceeds from borrowing and $23.0 million in cash proceeds from the exercise of stock options. Additionally the company repurchased $37.1 million of its common stock during 2011 and paid  cash dividends of $14.5 million during the year. The net payments from debt include $47.0 million on the previous term loan that was settled and rolled-over into the revolving credit facility by the lender as discussed above. Further information regarding the company’s debt is provided in Note 6 of the Notes to Consolidated Financial Statements included in this report.

The effect of exchange rate changes decreased cash by $3.8 million in 2011. The net cash provided by operating activities less net cash used in financing and investing activities plus the effect of exchange rate changes, resulted in a $54.3 million increase in cash and cash equivalents in 2011. This left the company with a cash balance of $164.0 million at the end of 2011.

Days sales outstanding (DSO) in accounts receivable decreased to 57 days at year-end 2011 compared to 58 days at year-end 2010 (excluding the year-end Cole Hersee balance) and 61 days at year-end 2009. Days inventory outstanding was 73 days at year-end 2011, compared to 70 days at year-end 2010 (excluding the year-end Cole Hersee balance) and 62 days at year-end 2009.

The ratio of current assets to current liabilities was 2.5 to 1 at year-end 2011, compared to 2.9 to 1 at year-end 2010 and 3.2 to 1 at year-end 2009. The change in the current ratio at the end of 2011 compared to the prior year reflected increased current liabilities in 2011, primarily related to higher current portion of long term debt balances. The carrying amounts of total debt increased $11.0 million in 2011, compared to an increase of $10.8 million in 2011 and a decrease of $16.8 million in 2009, due to an increase in the amount borrowed under the revolving credit facility in 2010.  The ratio of long-term debt to equity was 0.00 to 1 at year-end 2011, compared to 0.09 to 1 at year-end 2010 and 0.13 to 1 at year-end 2009. Further information regarding the company’s debt is provided in Note 6 of the Notes to Consolidated Financial Statements included in this report.

The company started 2010 with $70.4 million of cash. Net cash provided by operating activities in 2010 was approximately $104.1 million in the year and included $78.7 million in net income and $46.1 million in non-cash adjustments (primarily $32.0 million in depreciation and amortization), partially offset by $20.7 million of changes in operating assets and liabilities.

Changes in various operating assets and liabilities (including short-term and long-term items) that negatively impacted cash flows in 2010 consisted of increases in accounts receivable ($12.8 million), a decrease in accounts payable ($1.8 million) and accrued expenses including post-retirement ($13.6 million). The increase in accounts receivable resulted from increased sales activity. Additionally, the company made contributions to its domestic and foreign pension plans of $16.2 million in 2010.  Positively impacting cash flows were increases in accrued payroll and severance ($2.4 million), accrued taxes ($14.9 million), accounts payable ($15.1 million) and a decrease in prepaid expenses and other current assets ($5.4 million).

The company’s capital expenditures were $17.6 million in 2011, $22.4 million in 2010, and $15.5 million in 2009. The company expects capital expenditures in 2012 to increase to between $32 and $36 million primarily related to building expansions in Canada, the Philippines and Mexico to support the company’s growth initiatives. The company expects to fund 2012 capital expenditures from operating cash flows.

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2011 to April 30, 2012. The company repurchased 859,029 shares of its common stock during 2011 under this program.

On October 28, 2011, the Board of Directors increased the share repurchase authorization from 1,000,000 shares to 1,500,000 shares. This increase provided authority to purchase up to 640,971 additional shares between October 28, 2011 and the April 30, 2012 expiration date as of December 31, 2011. The company withheld 20,537 shares of stock in lieu of withholding taxes on behalf of employees who became vested in restricted stock option grants during 2011.

Contractual Obligations and Commitments

The following table summarizes contractual obligations and commitments as of December 31, 2011:

(In thousands )	Total	< 1 Year	> 1 - < 3 Years	> 3 - < 5 Years	> 5 Years
Revolving credit facility	$85,000	$85,000	$—	$—	$—
Supplemental Executive Retirement Plan	2,366	31	62	62	2,211
Operating lease payments	36,247	6,167	8,033	5,553	16,494
Purchase obligations	19,934	19,934	—	—	—
Total	$143,547	$111,132	$8,095	$5,615	$18,705

Off-Balance Sheet Arrangements

As of December 31, 2011, the company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the company was not liable for guarantees of indebtedness owed by third parties; the company was not directly liable for the debt of any unconsolidated entity, and the company did not have any retained or contingent interest in assets; and the company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. In 2009, the company entered into derivative financial instruments. Further information regarding these arrangements is provided in Note 7 of the Notes to Consolidated Financial Statements included in this report.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The new guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The new guidance will be effective for the company as of January 1, 2012 and will be applied prospectively. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial statements.

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

In September 2011, the FASB issued authoritative guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted; however the company did not adopt this guidance early. The company is evaluating the impact of adopting the new guidance but currently believes there will be no material impact on its consolidated financial statements. Goodwill testing was completed in October 2011 using the previous methodology, as permitted.

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

Inventory

The company performs regular detailed assessments of inventory, which include a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing, shelf life and quality issues. Based on the analysis, the company records adjustments to inventory for excess quantities, obsolescence or impairment when appropriate to reflect inventory at net realizable value. Historically, inventory reserves have been adequate to reflect inventory at net realizable values. During 2011 and 2010, the company was required to step up the value of inventory acquired in business combinations to its selling prices less the cost to sell under business combination accounting.  This was aproximately $3.7 million in 2010 for Cole Hersee and $0.4 million in 2011 for Selco A/S.

Goodwill and Other Intangible Assets

The company annually tests goodwill for impairment on the first day of its fiscal fourth quarter or at an interim date if there is an event or change in circumstances that indicates the asset may be impaired. The company has seven reporting units for goodwill testing purposes.  Management determines the fair value of each of its reporting units by using a discounted cash flow model (which includes forecasted five-year income statement and working capital projections, a market-based weighted average cost of capital and terminal values after five years) to estimate market value. In addition, the company compares its derived enterprise value on a consolidated basis to the company’s market capitalization as of its test date to ensure its derived value approximates the market value of the company when taken as a whole.

As of the most recent annual test conducted on October 1, 2011, the company concluded the fair value of each of the reporting units exceeded its carrying value of invested capital and therefore, no potential goodwill impairment existed. Specifically, the company noted that its headroom, defined as the excess of fair value over the carrying value of invested capital, was 84%, 96%, 41%, 14%, 88%, 131%, and 42% for its electronics (non-silicon), electronics (silicon), automotive (excluding Cole Hersee), Cole Hersee, relay, custom products, and fuse reporting units, respectively, at October 1, 2011. Certain key assumptions used in the annual test included a discount rate of 14.5% for all reporting units except for Cole Hersee and a discount rate of 14.2% for Cole Hersee. A long-term growth rate of 3.0% was used for all seven reporting units.

In addition, the company performed a sensitivity test at October 1, 2011 that showed either a 100 basis point increase in its discount rate or a 100 basis point decrease in the long-term growth rate for each reporting unit would not have changed the company’s conclusion that no potential goodwill impairment existed at October 1, 2011.

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

Long-Lived Assets

The company evaluates long-lived asset groups on an ongoing basis. Long-lived asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset group. If it is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. The company’s estimates of future cash flows from such assets could be impacted if it underperforms relative to historical or projected future operating results. The company recorded asset impairment charges of $2.3 million, $3.0 million and $0.8 million for the fiscal years ended 2011, 2010 and 2009 respectively. Further information regarding asset impairments is provided in Note 11 of the Notes to Consolidated Financial Statements included in this report.

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

Pension and Supplemental Executive Retirement Plan

Littelfuse has a number of company-sponsored defined benefit plans primarily in North America, Europe and the Asia-Pacific region. The company recognizes the full unfunded status of these plans on the balance sheet. Actuarial gains and losses and prior service costs and credits are recognized as a component of accumulated other comprehensive income. Accounting for pensions requires estimating the future benefit cost and recognizing the cost over the employee’s expected period of employment with the company. Certain assumptions are required in the calculation of pension costs and obligations. These assumptions include the discount rate, salary scales and the expected long-term rate of return on plan assets. The discount rate is intended to represent the rate at which pension benefit obligations could be settled by purchase of an annuity contract. These assumptions are subject to change based on stock and bond market returns and other economic factors. Actual results that differ from the company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect its recognized expense and accrued liability in such future periods. While the company believes that its assumptions are appropriate given current economic conditions and its actual experience, significant differences in results or significant changes in the company’s assumptions may materially affect its pension obligations and related future expense. Further information regarding these plans is provided in Note 12 of the Notes to Consolidated Financial Statements included in this report.

Stock-based Compensation

Stock-based compensation expense is recorded for stock-option grants and restricted share units based upon the fair values of the awards. The fair value of stock option awards is estimated at the grant date using the Black-Scholes option pricing model, which includes assumptions for volatility, expected term, risk-free interest rate and dividend yield. Expected volatility is based on implied volatilities from traded options on Littelfuse stock, historical volatility of Littelfuse stock and other factors. Historical data is used to estimate employee termination experience and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The company initiated a quarterly cash dividend in 2010 and expects to continue making cash dividend payments in the foreseeable future.

Total stock-based compensation expense was $5.8 million, $5.2 million and $5.5 million in 2011, 2010 and 2009, respectively. Further information regarding this expense is provided in Note 13 of the Notes to Consolidated Financial Statements included in this report.

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

The company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Further information regarding income taxes, including a detailed reconciliation of current year activity, is provided in Note 14 of the Notes to Consolidated Financial Statements included in this report.

Outlook

The company’s 2011 revenue, excluding acquisitions, was slightly (1%) better than 2010.  Total revenue, including acquisitions was $665.0 million in 2011 compared to revenue of $608.0 million in 2010. Strong organic growth in the Electrical (15%) and Automotive (9%) segments were offset by a decline in the Electronics segment. Revenues for 2012 are expected to be in the range of $680.0 to $720.0 million. Capital expenditures are expected to be in the range of $32.0 to $36.0 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The company is exposed to market risk from changes in interest rates, foreign exchange rates and commodities.

Interest Rates

The company had $85.0 million in debt outstanding at December 31, 2011, related to the unsecured revolving credit facility, which is described in Item 7 under Liquidity and Capital Resources. While this debt has a variable interest rate of LIBOR plus 1.25%, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are insignificant relative to earnings.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in Mexico, Canada, Denmark, China, Taiwan and the Philippines. During 2011, sales to customers outside the U.S. were approximately 66% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan and Taiwanese dollars.

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

Commodities

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper, zinc, gold, and silver where at current prices and volumes, a 10% price change would affect annual pre-tax profit by approximately $2.0 million for copper, $0.6 million for zinc, $0.7 million for gold, and $0.6 million for silver. During 2011, the increase in gold and silver prices caused these commodities to become major cost components.

The cost of oil fluctuated dramatically over the past several years. Consequently, there is a risk that a return to high prices for oil and electricity in 2012 could have a significant impact on the company’s transportation and utility expenses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Littelfuse, Inc.

We have audited the accompanying consolidated balance sheets of Littelfuse, Inc. and subsidiaries (Company) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Littelfuse, Inc. and subsidiaries at December 31, 2011 and January 1, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Littelfuse, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Littelfuse, Inc.

We have audited Littelfuse, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Littelfuse, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Littelfuse, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Littelfuse, Inc. and subsidiaries as of December 31, 2011 and January 1, 2011, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 24, 2012

RDGXBRLParseBegin
CONSOLIDATED BALANCE SHEETS
(In thousands of USD)
	December 31, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$164,016	$109,720
Short-term investments	13,997	—
Accounts receivable, less allowances (2011 - $12,306; 2010 - $13,469)	92,088	97,753
Inventories	75,575	80,182
Deferred income taxes	11,895	10,588
Prepaid expenses and other current assets	14,219	13,882
Assets held for sale	6,592	6,831
Total current assets	378,382	318,956
Property, plant, and equipment:
Land	4,888	5,688
Buildings	52,730	53,089
Equipment	281,521	276,371
Accumulated depreciation	(220,255)	(205,001)
Net property, plant and equipment	118,884	130,147
Intangible assets, net of amortization:
Patents, licenses and software	10,753	11,211
Distribution network	19,307	9,752
Customer lists, trademarks and tradenames	14,523	20,865
Goodwill	115,697	112,687
Investments	14,867	11,660
Deferred income taxes	4,191	3,271
Other assets	1,820	2,580
Total assets	$678,424	$621,129
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,934	$24,079
Accrued payroll	23,048	24,186
Accrued expenses	8,861	10,307
Accrued severance	1,843	3,279
Accrued income taxes	10,591	14,997
Current portion of long-term debt	85,000	33,000
Total current liabilities	149,277	109,848
Long-term debt, less current portion	—	41,000
Accrued severance	—	486
Accrued post-retirement benefits	15,292	5,564
Other long-term liabilities	12,752	11,571
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued and outstanding, 2011 –21,552,529; 2010 - 21,752,536	216	218
Treasury stock, at cost: 1,534,550 and 654,984 shares, respectively	(58,834)	(23,546)
Additional paid-in capital	174,375	150,548
Accumulated other comprehensive income	8,631	21,241
Retained earnings	376,572	304,056
Littelfuse, Inc. shareholders’ equity	500,960	452,517
Non-controlling interest	143	143
Total equity	501,103	452,660
Total liabilities and equity	$678,424	$621,129

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands of USD, except per share amounts)
	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Net sales	$664,955	$608,021	$430,147
Cost of sales	408,261	374,149	304,786
Gross profit	256,694	233,872	125,361

Selling, general and administrative expenses	116,740	103,671	88,506
Research and development expenses	19,439	17,602	18,134
Amortization of intangibles	6,611	5,025	5,026
Total operating expenses	142,790	126,298	111,666
Operating income	113,904	107,574	13,695

Interest expense, net	1,691	1,437	2,377
Other expense (income), net	(2,888)	(1,542)	481
Income before income taxes	115,101	107,679	10,837
Income taxes	28,077	29,016	1,426
Net income	$87,024	$78,663	$9,411

Income per share:
Basic	$3.96	$3.58	$0.43
Diluted	$3.90	$3.52	$0.43

Weighted-average shares and equivalent shares outstanding:
Basic	21,901	21,875	21,743
Diluted	22,255	22,214	21,812

See accompanying Notes to Conoslidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands of USD)	December 31, 2011	January 1, 2011	January 2, 2010
OPERATING ACTIVITIES
Net income	$87,024	$78,663	$9,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,641	26,980	31,596
Impairment of assets	2,320	2,988	829
Non-cash inventory charge	4,145	—	—
Amortization of intangibles	6,611	5,025	5,026
Provision for bad debts	444	353	319
Loss (gain) on sale of property, plant and equipment	183	(615)	703
Stock-based compensation	5,805	5,243	5,503
Excess tax benefit on share-based compensation	(4,220)	(1,617)	(15)
Deferred income taxes	(1,363)	7,784	(2,905)
Changes in operating assets and liabilities:
Accounts receivable	4,768	(12,804)	(15,569)
Inventories	2,612	(15,147)	15,549
Accounts payable	(5,272)	(1,800)	4,360
Accrued expenses (including post-retirement)	(421)	(13,645)	(12,294)
Accrued payroll and severance	(3,226)	2,384	(9,018)
Accrued taxes	(6,057)	14,878	(3,322)
Prepaid expenses and other	1,756	5,399	(562)
Net cash provided by operating activities	120,750	104,069	29,611

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(17,555)	(22,433)	(15,536)
Acquisitions of businesses, net of cash acquired	(11,077)	(48,292)	(920)
Purchases of short-term investments	(14,228)	—	—
Purchases of other investment	(6,000)	—	—
Proceeds from sale of investment	—	—	133
Proceeds from sale of property, plant and equipment	217	4,997	1,558
Net cash used in investing activities	(48,643)	(65,728)	(14,765)

FINANCING ACTIVITIES
Proceeds from debt	110,000	39,345	32,374
Payments of term debt	(49,000)	(8,000)	(19,000)
Payments of revolving credit facility	(50,000)	(20,624)	(31,076)
Proceeds from exercise of stock options	23,036	18,496	1,505
Debt issuance costs	(716)	—	—
Cash dividends paid	(14,508)	(3,248)	—
Excess tax benefit on share-based compensation	4,220	1,617	15
Purchases of common stock	(37,092)	(25,377)	—
Net cash (used in) provided by financing activities	(14,060)	2,209	(16,182)
Effect of exchange rate changes on cash and cash equivalents	(3,751)	(1,184)	753
Increase (decrease) in cash and cash equivalents	54,296	39,366	(583)
Cash and cash equivalents at beginning of year	109,720	70,354	70,937
Cash and cash equivalents at end of year	$164,016	$109,720	$70,354

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EQUITY

	Littelfuse, Inc. Shareholders’ Equity
(In thousands of USD)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Inc. (Loss)	Retained Earnings	Non- controlling Interest	Total
Balance at December 27, 2008	$217	$124,384	$—	$(10,123)	$219,230	$143	$333,851
Comprehensive income:
Net income for the year	—	—	—	—	9,411	—	9,411
Change in net unrealized gain on derivatives*	—	—	—	311	—	—	311
Min. pension liability adj. *	—	—	—	11,657	—	—	11,657
Unrealized gain on invest.*	—	—	—	8,648	—	—	8,648
Foreign currency trans. adj.	—	—	—	8,234	—	—	8,234
Comprehensive income							38,261
Stock-based compensation	—	5,503	—	—	—	—	5,503
Stock options exercised, including tax impact of ($521)	1	983	—	—	—	—	984
Balance at January 2, 2010	$218	$130,870	$—	$18,727	$228,641	$143	$378,599
Comprehensive income:
Net income for the year	—	—	—	—	78,663	—	78,663
Change in net unrealized gain on derivatives*	—	—	—	92	—	—	92
Min. pension liability adj. *	—	—	—	(3,044)	—	—	(3,044)
Unrealized gain on invest.*	—	—	—	696	—	—	696
Foreign currency trans. adj.	—	—	—	4,770	—	—	4,770
Comprehensive income							81,177
Stock-based compensation	—	5,243	—	—	—	—	5,243
Withheld 11,207 shares on restricted stock grants for withholding taxes	—	—	(422)	—	—	—	(422)
Purchase of 643,777 shares of common stock	(6)	(2,247)	(23,124)	—	—	—	(25,377)
Stock options exercised, including tax impact of ($1,808)	6	16,682	—	—	—	—	16,688
Cash dividends paid ($0.15 per share)	—	—	—	—	(3,248)	—	(3,248)
Balance at January 1, 2011	$218	$150,548	$(23,546)	$21,241	$304,056	$143	$452,660
Comprehensive income:
Net income for the year	—	—	—	—	87,024	—	87,024
Min. pension liability adj. *	—	—	—	(6,703)	—	—	(6,703)
Unrealized (loss) on invest.*	—	—	—	(2,702)	—	—	(2,702)
Foreign currency trans. adj.	—	—	—	(3,205)	—	—	(3,205)
Comprehensive income							74,414
Stock-based compensation	—	5,805	—	—	—	—	5,805
Withheld 20,537 shares on restricted stock grants for withholding taxes	—	—	(1,203)	—	—	—	(1,203)
Purchase of 859,029 shares of common stock	(9)	(2,998)	(34,085)	—	—	—	(37,092)
Stock options exercised, including tax impact of ($2,009)	7	21,020	—	—	—	—	21,027
Cash dividends paid ($0.63 per share)	—	—	—	—	(14,508)	—	(14,508)
Balance at December 31, 2011	$216	$174,375	$(58,834)	$8,631	$376,572	$143	$501,103
*Including related tax impact (see Note 14).

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Other Information

Nature of Operations: Littelfuse, Inc. and subsidiaries (the “company”) design, manufacture, and sell circuit protection devices for use in the automotive, electronic and electrical markets throughout the world.

Fiscal Year: The company’s fiscal years ended December 31, 2011 and January 1, 2011 contained 52 weeks. The fiscal year ended January 2, 2010 contained 53 weeks.

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

Short-Term and Long-Term Investments: The company has determined that certain of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported as a component of “Accumulated Other Comprehensive Income (Loss).” Realized gains and losses and declines in unrealized value judged to be other-than-temporary on available-for-sale securities are included in other expense (income), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Fair Value of Financial Instruments: The company’s financial instruments include cash and cash equivalents, accounts receivable, investments and long-term debt. The carrying values of such financial instruments approximate their estimated fair values.

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

Goodwill and Indefinite-Lived Intangible Assets: The company annually tests goodwill and indefinite-lived intangible assets for impairment on the first day of its fiscal fourth quarter or at other dates if there is an event or change in circumstances that indicates the asset may be impaired. The company has seven reporting units for testing purposes. Management determines the fair value of each of its reporting units by using a discounted cash flow model (which includes forecasted five-year income statement and working capital projections, a market-based weighted average cost of capital and terminal values after five years) to estimate market value.  In addition, the company compares its derived enterprise value on a consolidated basis to the company’s market capitalization as of its test date to ensure its derived value approximates the market value of the company when taken as a whole.

As of the most recent annual test conducted on October 1, 2011, the company concluded the fair value of each of the reporting units exceeded its carrying value of invested capital and therefore, no potential goodwill impairment existed. Specifically, the company noted that its headroom, defined as the excess of fair value over the carrying value of invested capital, was 84%, 96%, 41%, 14%, 88%, 131%, and 42% for its electronics (non-silicon), electronics (silicon), automotive (excluding Cole Hersee), Cole Hersee, relay, custom products, and fuse reporting units, respectively, at October 1, 2011. Certain key assumptions used in the annual test included a discount rate of 14.5% for all reporting units except for Cole Hersee which had discount rate of 14.2%. A long-term growth rate of 3.0% was used for all seven reporting units.

In addition, the company performed a sensitivity test at October 1, 2011 that showed a 100 basis point increase in its discount rate or a 100 basis point decrease in the long-term growth rate for each reporting unit would not have changed the company’s conclusion that no potential goodwill impairment existed at October 1, 2011.

The company will continue to perform a goodwill and indefinite-lived intangible asset impairment test as required on an annual basis and on an interim basis, if certain conditions exist. Factors the company considers important, which could result in changes to its estimates, include underperformance relative to historical or projected future operating results and declines in acquisitions and trading multiples. Due to the diverse end user base and non-discretionary product demand, the company does not believe its future operating results will vary significantly relative to its historical and projected future operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Other Information, continued

Other Intangible Assets: Trademarks and tradenames are amortized using the straight-line method over estimated useful lives that have a range of five to 20 years. Patents, licenses and software are amortized using the straight-line method or an accelerated method over estimated useful lives that have a range of seven to 12 years. The distribution networks are amortized on either a straight-line or accelerated basis over estimated useful lives that have a range of three to 20 years. Other intangible assets are also tested for impairment when there is a significant event that may cause the asset to be impaired.

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

Reclassifications: Certain items in the 2010 and 2009 financial statements have been reclassified to conform to the 2011 presentation. These reclassifications had no impact on net income or shareholders’ equity for any period.

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

Advertising Costs: The company expenses advertising costs as incurred, which amounted to $1.9 million in 2011, $1.2 million in 2010 and $1.1 million in 2009, and are included as a component of selling, general and administrative expenses.

Shipping and Handling Fees and Costs: Amounts billed to customers related to shipping and handling are classified as revenue. Costs incurred for shipping and handling of $5.9 million, $10.9 million, and $5.0 million in 2011, 2010 and 2009, respectively, are classified in selling, general and administrative expenses.

Restructuring Costs: The company incurred severance charges and plant closure expenses as part of the company’s on-going cost reduction efforts. These charges are included in cost of sales, selling, general and administrative expenses, or research and development expenses depending on the personnel being included in the charge. See Note 9 for additional information on restructuring costs.

Foreign Currency Translation: The company’s foreign subsidiaries use the local currency or the U.S. dollar as their functional currency, as appropriate. Assets and liabilities are translated using exchange rates at the balance sheet date, and revenues and expenses are translated at weighted average rates. The amount of foreign currency conversion recognized in the income statement related to currency translation were losses of $0.9 million, $3.3 million and $0.4 million in 2011, 2010 and 2009, respectively and is included as a component of other expense (income), net. Adjustments from the translation process are recognized in “Shareholders’ equity” as a component of “Accumulated other comprehensive income.”

Stock-based Compensation: The company recognizes compensation expense for the cost of awards of equity compensation using a fair value method. Benefits of tax deductions in excess of recognized compensation expense are reported as both operating and financing cash flows.

On certain occasions, the company has granted stock options for a fixed number of shares with an exercise price below that of the underlying stock on the date of the grant and recognizes compensation expense accordingly. This compensation expense has historically not been significant. See Note 13 for additional information on stock-based compensation.

Other Expense (Income), Net: Other expense (income), net consisting of interest income, royalties, non-operating income and foreign currency items, was $2.9 million of income in 2011 compared to $1.5 million of income in 2010. The year over year increase resulted primarily from dividend and royalty income.

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

Accounting Pronouncements: In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The new guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The new guidance will be effective for the company as of January 1, 2012 and will be applied prospectively. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial statements.

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

In September 2011, the FASB issued authoritative guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted; however the company did not adopt this guidance early. The company is evaluating the impact of adopting the new guidance but currently believes there will be no material impact on its consolidated financial statements. Goodwill testing was completed in October 2011 using the previous methodology, as permitted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition of Businesses

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

The following table sets forth the final purchase price allocation for Cole Hersee’s net assets in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair market or net realizable values.

Cole Hersee final purchase price allocation (in thousands):
Cash	$1,708
Current assets, net	17,628
Property, plant and equipment, net	5,368
Customer list	10,700
Distribution network	500
Trademarks	2,900
Goodwill	15,564
Other assets	533
Current liabilities	(2,575)
Other long-term liabilities	(2,376)
$49,950

All Cole Hersee goodwill and other assets and liabilities were recorded in the Automotive business unit segment and reflected in the Americas geographical area. The customer list is being amortized over 13 years. The distribution network is being amortized over five years.  The trademarks are being amortized over 10 years. Goodwill for the above acquisition is expected to be deductible for tax purposes.

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

The following table sets forth the preliminary purchase price allocation for Selco’s net assets, as of August 3, 2011, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair market or net realizable values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition of Businesses, continued

Selco’s preliminary purchase price allocation (in thousands):
Cash	$5
Current assets, net	3,826
Property, plant and equipment, net	183
Distribution network	3,355
Trademarks	378
Patents and licenses	1,418
Goodwill	6,457
Current liabilities	(4,490)
$11,132

All Selco goodwill and other assets and liabilities were recorded in the Electrical business unit segment and reflected in the Europe geographical area. The goodwill resulting from this acquisition consists largely of the company's expected future product sales and synergies from combining Selco’s products with the company's existing product offerings. The distribution network is being amortized over three to ten years. The trademarks are being amortized over five years. The patents and licenses are being amortized over 10 years. Goodwill for the above acquisition is not expected to be deductible for tax purposes.

As required by purchase accounting rules, the company recorded a $0.7 million step-up of inventory to its fair value as of the acquisition date. During the fourth quarter of 2011, as this inventory was sold, cost of goods sold included $0.5 million of non-cash charges for this step-up.

Pro forma financial information is not presented for the company’s business acquisitions described above due to amounts not being materially different than actual results.

3. Inventories

The components of inventories at December 31, 2011 and January 1, 2011 are as follows (in thousands):

	2011	2010
Raw materials	$26,919	$20,994
Work in process	10,704	9,719
Finished goods	37,952	49,469
Total	$75,575	$80,182

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by operating segment are as follows at December 31, 2011 and January 1, 2011 (in thousands):

	2011	Additions (Reductions)(a)	Adjust. (b)	2010	Additions (Reductions)(c)	Adjust.(b)	2009
Electronics	$34,976	$—	$(330)	$35,306	$—	$223	$35,083
Automotive	39,187	(1,979)	(204)	41,370	17,543	(858)	24,685
Electrical	41,534	6,457	(934)	36,011	—	793	35,218
Total	$115,697	$4,478	$(1,468)	$112,687	$17,543	$158	$94,986
There were no accumulated goodwill impairment losses at December 31, 2011, January 1, 2011 or January 2, 2010.
(a) Automotive reductions in 2011 of $2.0 million resulted from the finalization of the Cole Hersee purchase price allocation. Electrical additions in 2011 are from the acquisition of Selco A/S.
(b) Adjustments reflect the impact of changes in foreign exchange rates.
(c) Automotive additions in 2010 of $17.5 million resulted from the acquisition of Cole Hersee.

The company recorded amortization expense of $6.6 million in 2011 and $5.0 million in both 2010 and 2009. The details of other intangible assets and related future amortization expense of existing intangible assets at December 31, 2011 and January 1, 2011 are as follows:

	2011			2010
(in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization
Patents, licenses and software(a)	11.9	$41,909	$31,156	11.9	$40,745	$29,534
Distribution network(b)	13.8	44,738	25,431	14.7	31,830	22,078
Customer lists, trademarks and tradenames(c)	13.8	17,451	8,651	14.9	22,341	7,318
Tradenames(d)	—	5,723	—	—	5,842	—
Total	12.4	$109,821	$65,238	12.8	$100,758	$58,930
(a)
Increase to gross carrying value for patents, licenses and software in 2011 is related to the prelimnary Selco A/S acquisition purchase price allocation discussed in Note 2.  Other changes are primarily due to the impact of foreign currency translation adjustments.

(b)
Increase to gross carrying value for distribution network in 2011 is related to the preliminary Selco A/S acquisition purchase price allocation and the finalization of the Cole Hersee purchase price allocation both of which are discussed in Note 2.  Other changes are primarily due to the impact of foreign currency translation adjustments.

(c)
Decrease to gross carrying value for customer lists, trademarks and tradenames in 2011 are related to the finalization of the Cole Hersee purchase price allocation offset partially by an increase related to the preliminary Selco A/S acquisition purchase price allocation, both of which are discussed in Note 2.  Other changes are primarily due to the impact foreign currency translation adjustments.

(d)	Tradenames with indefinite lives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Goodwill and Other Intangible Assets, continued

Estimated amortization expense related to intangible assets with definite lives at December 31, 2011 is as follows (in thousands):

2012	$5,562
2013	5,393
2014	4,487
2015	3,936
2016	3,418
2017 and thereafter	16,064
$38,860

5. Investments

Included in investments are shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company.  The Polytronics investment was acquired as part of the Littelfuse GmbH acquisition.  The company’s Polytronics shares held at the end of fiscal 2011 and 2010 represent approximately 7.3% and 8.0% of total Polytronics shares outstanding, respectively. The fair value of the Polytronics investment was €6.8 million (approximately $8.9 million) at December 31, 2011 and €8.8 million (approximately $11.7 million) at January 1, 2011. Included in 2011 other comprehensive income is an unrealized loss of $2.7 million, due to the decrease in fair market value of the Polytronics investment. The remaining movement year over year was due to the impact of changes in exchange rates.

In 2011, the company invested $6.0 million in certain preferred stock of Shocking Technologies, Inc., (“Shocking Technologies”) a research and development company in the electronics industry located in San Jose, California. Shocking Technologies is a developer of circuit protection products for the computer and telecommunication markets. The company has accounted for its investment in Shocking Technologies at cost as the fair market value is not readily determinable.

6. Debt

The carrying amounts of long-term debt at December 31, 2011 and January 1, 2011 are as follows:

In thousands	2011	2010
Term loan	$—	$49,000
Revolving credit facility	85,000	25,000
	85,000	74,000
Less: Current maturities	85,000	33,000
Total	$—	$41,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Debt, continued

Revolving Credit Facilities

The company had an unsecured domestic financing arrangement, which expired on July 21, 2011, consisting of a credit agreement with banks that provided a $75.0 million revolving credit facility, with a potential to increase up to $125.0 million upon request of the company and agreement with the lenders.  The company refinanced this loan agreement with proceeds from a new revolving credit facility on June 13, 2011.

On June 13, 2011, the company entered into a new credit agreement with certain commercial banks that provides an unsecured revolving credit facility in an amount of up to $150.0 million, with a potential to increase up to $225.0 million. At December 31, 2011, the company had available $64.4 million of borrowing capacity under the revolver credit agreement at an interest rate of LIBOR plus 1.25% (1.55% as of December 31, 2011). The credit agreement replaces the company’s previous credit agreement dated July 21, 2006 and term loan agreement dated September 29, 2008, and, unless terminated earlier, will terminate on June 13, 2016. During the second quarter of 2011, $0.2 million of previously capitalized debt issuance costs were written off and $0.7 million of new debt issuance costs incurred were capitalized and will be amortized over the life of the new credit agreement.

This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At December 31, 2011, the company was in compliance with all covenants under the revolving credit facility.

During the second quarter of 2011, as part of the new refinancing arrangement discussed above, $47.0 million of indebtedness that was due on the previous term loan was settled and rolled-over into the revolving credit facility by the lender.

For the fiscal year ended December 31, 2011, the company had $0.8 million outstanding in letters of credit. No amounts were drawn under these letters of credit at December 31, 2011.  For the fiscal year ended January 1, 2011, the company had $2.3 million available in letters of credit. No amounts were drawn under these letters of credit at January 1, 2011.

Interest paid on debt was approximately $1.6 million in 2011, $1.3 million in 2010, and $2.3 million in 2009. Aggregate maturities of obligations at December 31, 2011, are as follows (in thousands):

2012	$85,000

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

Cash Flow Hedges - Currency Risk Management

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Financial Instruments and Risk Management, continued

Net Derivative Gain or Loss

The effect of cash flow hedge derivative instruments on the Consolidated Statements of Income and Other Comprehensive Income (Loss) is as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss) into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss) into Income (Effective Portion)
	Twelve Months Ended			Twelve Months Ended
	December 31, 2011	January 1, 2011		December 31, 2011	January 1, 2011
Foreign exchange contracts	$—	$92	Cost of Sales	$—	$(191)
Total	$—	$92		$—	$(191)

Derivative Transactions

At December 31, 2011 and January 1, 2011, accumulated other comprehensive income (loss) included $0.0 million and $0.0 million in unrealized losses, respectively, for derivatives, net of income taxes.

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

The company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 3 during 2011 or 2010. There were no changes during the year ended December 31, 2011 to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of December 31, 2011 and January 1, 2011, the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 31, 2011 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Available-for-sale securities	$8,867	$—	$—	$8,867
Total	$8,867	$—	$—	$8,867

The following table presents assets measured at fair value by classification within the fair value hierarchy as of January 1, 2011 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total

Available-for-sale securities	$11,660		$—	$—	$11,660
Total	$11,660	$		$—	$11,660

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Fair Value of Financial Assets and Liabilities, continued

The company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The company’s long-term debt fair value approximates book value at December 31, 2011 and January 1, 2011, respectively, as the long-term debt variable interest rates fluctuate along with market interest rates.

9. Restructuring

During the period 2006 through 2009, the company announced closures of its facilities in Dundalk, Ireland, Irving, Texas, Des Plaines, Illinois, Elk Grove, Illinois, Matamoros, Mexico, Swindon, U.K., Dünsen, Germany, Utrecht, Netherlands, and Yangmei, Taiwan. These manufacturing and distribution center closures were part of a multi-year plan to improve the company’s cost structure and margins by rationalizing the company’s footprint, reducing labor costs and moving closer to customers. As of December 31, 2011, all of these facility closures have been completed except for Yangmei, Taiwan. Together, these initiatives have impacted approximately 946 employees and resulted in aggregate restructuring charges of $53.8 million through December 31, 2011. The company does not expect to incur any additional costs associated with these facility closures and related restructuring.

A summary of activity for the restructuring liability is as follows:

Littelfuse, Inc. restructuring (in thousands)
Balance at December 27, 2008	$12,093
Additions	11,196
Payments	(12,472)
Exchange rate impact	100
Balance at January 2, 2010	10,917
Additions	1,687
Payments	(8,732)
Exchange rate impact	(107)
Balance at January 1, 2011	3,765
Additions	594
Payments	(2,941)
Exchange rate impact	23
Balance at December 31, 2011	$1,441

Additional costs recorded that are not related to the initial restructuring plans discussed above were $0.4 million and $0.0 million for the fiscal years ended December 31, 2011 and January 1, 2011, respectively.

10. Coal Mine Liability

Included in other long-term liabilities is an accrual related to former coal mining operations at Littelfuse GmbH (formerly known as Heinrich Industries, AG) for the amounts of €3.1 million ($4.0 million) and €3.3 million ($4.4 million) at December 31, 2011, and January 1, 2011, respectively.  Management accrues for losses associated with litigation and environmental claims based on management's best estimate of future costs when such losses are probable and reasonably able to be estimated.  Management, in conjunction with an independent third-party used to prepare an annual engineering study, performs an annual evaluation of the former coal mining operations in order to develop its estimate of their probable future obligations in regard to remediating the dangers (such as a shaft collapse) of abandoned coal mine shafts in the former coal mining operations.  The ultimate determination can only be done after respective investigations because the concrete conditions are mostly unknown at this time. The accrual is not discounted as management cannot reasonably estimate when such remediation efforts will take place.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Asset Impairments

During 2011, the company recorded asset impairment charges of approximately $2.3 million within selling, general and administrative expenses. These charges resulted from the shut-down of the company’s manufacturing facility in Dünsen, Germany during the third quarter of 2011 and continuing declines in  commercial real estate prices affecting the value of the company’s previously closed manufacturing sites in Des Plaines, Illinois and Dundalk, Ireland. The charges were recognized as an “other” charge for segment reporting purposes. Impairment charges and fair value measurements related to these facilities were based on independent broker valuations (market approach) and are considered Level 3 measurements within the fair value hierarchy for financial reporting purposes. The carrying values of the company’s assets held for sale are $5.4 million for Des Plaines, $0.4 million for Dundalk and $0.8 million for Dünsen as of December 31, 2011.

During 2010, based on an estimated fair value of $6.8 million, the company recorded a charge of approximately $3.0 million within selling, general and administrative expenses related to asset impairments which resulted from the downturn in commercial real estate prices. The impairment charges were associated with the closure of the company’s manufacturing facilities in Des Plaines, Illinois and Dundalk, Ireland. The charge was recognized as an “other” charge for segment reporting purposes. Impairment charges and fair value measurements related to these facilities were based on independent broker valuations (market approach) and are considered Level 3 assets within the fair value hierarchy for financial reporting purposes.

During 2009, the company recorded a charge of approximately $0.8 million within selling, general and administrative expenses related to asset impairments. The impairment charge was associated with the closure of the company’s distribution facility located in Utrecht, Netherlands. The charge was recognized as an “other” charge for segment reporting purposes.

12. Benefit Plans

The company has a company-sponsored defined benefit pension plan covering certain of its North American employees. The amount of the retirement benefit is based on years of service and final average pay. The plan also provides post-retirement medical benefits to retirees and their spouses if the retiree has reached age 62 and has provided at least ten years of service prior to retirement. Such benefits generally cease once the retiree attains age 65. The company also has company-sponsored defined benefit pension plans covering employees in the U.K., Germany, Japan, Taiwan and the Netherlands. The amount of the retirement benefits provided under the plans is based on years of service and final average pay.

On March 26, 2009, the company amended its U.S.-based Amended and Restated Littelfuse, Inc. Retirement Plan (the "Pension Plan"), freezing benefit accruals effective April 1, 2009. The amendment provides that participants in the Pension Plan will not receive credit, other than for vesting purposes, for eligible earnings paid or for any months of service worked after the effective date. All accrued benefits under the Pension Plan as of the effective date will remain intact, and service credits for vesting and retirement eligibility will continue in accordance with the terms of the Pension Plan. As a result of the formal decision to freeze the Pension Plan benefit accruals, the company re-measured its Pension Plan assets and obligations at April 1, 2009, which resulted in a decrease of the Pension Plan obligation of $10.5 million, with a corresponding adjustment to other comprehensive income (loss), net of income taxes, on that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Benefit Plans, continued

Liabilities resulting from the plan that covers employees in the Netherlands are settled annually through the purchase of insurance contracts. Separate from the foreign pension data presented below, net periodic expense for the plan covering the Netherlands employees was $0.0 million, $0.0 million, and $0.2 million in 2011, 2010, and 2009, respectively.

During the fourth quarter of 2010, the company elected to fully fund its German pension liability for approximately $10.2 million in cash. The German pension plan was frozen in 2009.

The company’s contributions are made in amounts sufficient to satisfy legal requirements. The company is not expected to be required to make a minimum funding contribution in accordance with the Employee Retirement Income Securities Act of 1974 (“ERISA”) for fiscal year 2012.

Total pension expense (income) was $0.5 million, ($0.3) million and $1.3 million in 2011, 2010 and 2009, respectively. The increase in pension expense in 2011 resulted from required service and interest costs exceeding net earnings from plan assets for the year. The decrease in pension expense resulting in income in 2010 resulted from net earnings from plan assets that exceeded the required service and interest cost for the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Benefit Plans, continued

Benefit plan related information is as follows:
	2011			2010
(In thousands)	U.S.	Foreign	Total	U.S.	Foreign	Total
Change in benefit obligation:
Benefit obligation at beginning of year	$91,264	$12,627	$103,891	$58,774	$12,670	$71,444
Service cost	560	429	989	500	266	766
Interest cost	5,110	632	5,742	3,927	591	4,518
Acquisition	—	—	—	25,230	—	25,230
Curtailment (gain) loss	—	(19)	(19)	—	8	8
Net actuarial gain	2,723	614	3,337	7,124	726	7,850
Benefits paid from the trust	(5,274)	(37)	(5,311)	(4,291)	(99)	(4,390)
Benefits paid directly by company	—	(874)	(874)	—	(855)	(855)
Effect of exchange rate movements	—	(179)	(179)	—	(680)	(680)
Benefit obligation at end of year	$94,383	$13,193	$107,576	$91,264	$12,627	$103,891

Change in plan assets at fair value:
Fair value of plan assets at beginning of year	$87,522	$11,158	$98,680	$52,645	$974	$53,619
Actual return on plan assets	(1,047)	431	(616)	7,938	16	7,954
Employer contributions	—	—	—	6,000	10,186	16,186
Business acquisition	—	—	—	25,230	—	25,230
Benefits paid	(5,274)	(37)	(5,311)	(4,291)	(99)	(4,390)
Effect of exchange rate movements	—	(274)	(274)	—	81	81
Fair value of plan assets at end of year	81,201	11,278	92,479	87,522	11,158	98,680
Net amount recognized/unfunded status	$(13,182)	$(1,915)	$(15,097)	$(3,742)	$(1,469)	$(5,211)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$—	$195	$195	$—	$353	$353
Accrued benefit liability	(13,182)	(2,110)	(15,292)	(3,742)	(1,822)	(5,564)
Net liability recognized	$(13,182)	$(1,915)	$(15,097)	$(3,742)	$(1,469)	$(5,211)
Accumulated other comprehensive loss	$19,728	$1,036	$20,764	$10,188	$405	$10,593

Amounts recognized in accumulated other comprehensive income (loss), pre-tax consist of:

	2011			2010
(In thousands)	U.S.	Foreign	Total	U.S.	Foreign	Total
Net actuarial loss (gain)	$19,728	$1,051	$20,779	$10,188	$423	$10,611
Prior service (cost) credit	—	(15)	(15)	—	(18)	(18)
Net amount recognized / occurring, pre-tax	$19,728	$1,036	$20,764	$10,188	$405	$10,593

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Benefit Plans, continued

The estimated net actuarial loss (gain) which will be amortized from accumulated other comprehensive income (loss) into benefit cost in 2012 is less than $0.1 million.

	U.S.			Foreign
(In thousands)	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$560	$500	$866	$429	$266	$323
Interest cost	5,110	3,927	4,076	632	591	735
Expected return on plan assets	(6,518)	(5,018)	(4,343)	(507)	(15)	(72)
Amortization of prior service cost (credit)	—	—	2	(1)	(1)	(12)
Amortization of losses/(gains)	748	—	—	25	(3)	13
Total cost of the plan for the year	(100)	(591)	601	578	838	987
Expected plan participants’ contributions	—	—	—	—	—	—
Net periodic benefit cost	(100)	(591)	601	578	838	987
Settlement loss (curtailment gain)	—	—	74	11	27	(345)
Total (income) expense for the year	$(100)	$(591)	$675	$589	$865	$642

Weighted average assumptions used to determine net periodic benefit cost for the years 2011, 2010 and 2009 are as follows:

	U.S.				Foreign
	2011		2010	2009	2011	2010	2009
Discount rate	5.9%/5.4	%**	7.0%	6.4/7.5%*	5.3%	5.6%	6.6%
Expected return on plan assets	8.5%/7.5	%***	8.5%	8.5%	4.5%	1.5%	3.6%
Compensation increase rate	—		—	4.5%	5.3%	4.8%	4.0%
Measurement dates	12/31/11		12/31/10	12/31/09	12/31/11	12/31/10	12/31/09
* Denotes discount rate of 6.4% used through April 1, 2009, with an interest rate of 7.5% used thereafter.
**5.9% used for the Littelfuse, Inc. Plan, and 5.4% used for the Cole Hersee plan.
*** 8.5% used for the Littelfuse, inc. Plan, and 7.5% used for the Cole Hersee plan.

The accumulated benefit obligation for the U.S. defined benefits plans was $94.4 million and $66.0 million at December 31, 2011 and January 1, 2011, respectively. The accumulated benefit obligation for the foreign plan was $1.2 million and $0.9 million at December 31, 2011 and January 1, 2011, respectively.

Weighted average assumptions used to determine benefit obligations at year-end 2011, 2010 and 2009 are as follows:
	U.S.				Foreign
	2011	2010		2009	2011	2010	2009
Discount rate	5.4%	5.9/5.4	%*	7.0%	5.5%	5.3%	5.6%
Compensation increase rate	—	—		—	5.6%	5.3%	4.8%
Measurement dates	12/31/11	12/31/10		12/31/09	12/31/11	12/31/10	12/31/09
*5.9% used for the Littelfuse, Inc. plan and 5.4% used for the Cole Hersee plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Benefit Plans, continued

Expected benefit payments to be paid to participants for the fiscal year ending are as follows (in thousands):

Year	U.S.	Foreign
2012	$4,999	$1,288
2013	5,087	1,039
2014	5,260	847
2015	5,377	869
2016	5,536	945

Defined Benefit Plan Assets

Based upon analysis of the target asset allocation and historical returns by type of investment, the company has assumed that the expected long-term rate of return will be 8.5% on the Littelfuse, Inc. domestic plan assets, 7.5% on the Cole Hersee domestic plan assets and 4.5% on foreign plan assets. Assets are invested to maximize long-term return taking into consideration timing of settlement of the retirement liabilities and liquidity needs for benefits payments. Pension plan assets were invested as follows, and were not materially different from the target asset allocation:

	U.S. Asset Allocation		Foreign Asset Allocation
	2011	2010	2011	2010
Equity securities	71%	70%	3%	3%
Debt securities	28%	29%	95%	2%
Cash	1%	1%	2%	95%
	100%	100%	100%	100%

The following table presents the company’s  U.S and German pension plan assets measured at fair value by classification within the fair value hierarchy as of  January 1, 2011 (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Benefit Plans, continued

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equities:
U.S. large-cap core funds	$—	$32,555	$—	$32,555
U.S. mid-cap core funds	—	11,347	—	11,347
U.S. small-cap core funds	—	4,077	—	4,077
International funds	—	9,719	—	9,719
Fixed income:
Investment grade corporate bond funds	—	24,834	—	24,834
High yield corporate bond funds	—	8,401	—	8,401
Other	—	871	—	871
Cash and equivalents	675	—	—	675
Total pension plan assets	$675	$91,804	$—	$92,479

Defined Contribution Plans

The company also maintains a 401(k) savings plan covering substantially all U.S. employees. The company matches 100% of the employee’s annual contributions for the first 4% of the employee’s gross wages. Employees are immediately vested in their contributions plus actual earnings thereon, as well as the company contributions. Company matching contributions amounted to $1.3 million, $1.1 million and $0.4 million in each of the years 2011, 2010 and 2009, respectively.

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

The company previously provided additional retirement benefits for certain key executives through its unfunded defined contribution Supplemental Executive Retirement Plan (“SERP”). The company amended the SERP during 2009 to freeze contributions and set the annual interest rate credited to the accounts until distributed at the five-year Treasury constant maturity rate. The charge to expense for the SERP plan amounted to $0.1 million, $0.1 million and $0.3 million in each of the years 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Shareholders’ Equity

Equity Plans: The company has equity-based compensation plans authorizing the granting of stock options, restricted shares, restricted share units, performance shares, and other stock rights of up to 5,925,000 shares of common stock to employees and directors.

Stock options granted prior to 2002 vested over a five-year period and are exercisable over a ten-year period commencing from the date of vesting. The stock options granted in 2002 through February 2005, vested over a five-year period and are exercisable over a ten-year period commencing from the date of the grant. Stock options granted after February 2005 vest over a three, four or five-year period and are exercisable over either a seven or ten-year period commencing from the date of the grant. Restricted shares and share units granted by the company vest over three to four years.

The company also has performance share agreements under its equity-based compensation plans pursuant to which a target amount of performance share awards have been granted based on the company attaining certain financial performance goals relating to return on net tangible assets (for performance shares granted prior to 2008) or return on net assets (for performance shares granted in 2008) and earnings before interest, taxes, depreciation and amortization over a three-year performance period. The performance-based restricted stock awards granted prior to 2008 vest in thirds over a three-year period (following the three-year performance period). When vested, half of the stock awards are paid in cash and half will be settled through the issuance of the company’s common stock. The performance-based restricted stock awards granted in 2008 vest after a three-year performance period and are satisfied completely by the issuance of the company’s common stock at the end of the performance period. The fair value of the performance-based restricted stock awards that are settled in common stock is measured at the market price on the grant date, and the fair value of the portion paid in cash is measured at the current market price of a share.

The following table provides a reconciliation of outstanding stock options for the fiscal year ended December 31, 2011.

	Shares Under Option	Weighted Average Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (000’s)
Outstanding January 1, 2011	1,562,800	$30.63
Granted	103,578	61.64
Exercised	(572,611)	28.73
Forfeited	(29,516)	39.59
Outstanding December 31, 2011	1,064,251	34.42	3.5	$10,913
Exercisable December 31, 2011	720,374	33.79	2.8	6,618

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Shareholders’ Equity, continued

The following table provides a reconciliation of nonvested restricted share and share unit awards for the 12 month period ending December 31, 2011.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested January 1, 2011	208,842	$28.36
Granted	73,067	60.32
Vested	(80,021)	28.09
Forfeited	(10,721)	46.69
Nonvested December 31, 2011	191,167	39.66

The total intrinsic value of options exercised during 2011, 2010 and 2009 was $15.6 million, $7.6 million, and $0.2 million, respectively.

The company recognizes compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the awards. At December 31, 2011, the unrecognized compensation cost for options, restricted shares and performance shares was $7.6 million before tax, and will be recognized over a weighted-average period of 1.8 years. Compensation cost included as a component of selling, general and administrative expense for all equity compensation plans discussed above was $5.8 million, $5.2 million and $5.5 million for 2011, 2010 and 2009, respectively. The total income tax benefit recognized in the Consolidated Statements of Income was $2.1 million, $1.9 million and $2.1 million for 2011, 2010 and 2009, respectively.

The company uses the Black-Scholes option valuation model to determine the fair value of awards granted. The weighted average fair value of and related assumptions for options granted are as follows:

	2011	2010	2009
Weighted average fair value of options granted	$24.25	$17.40	$5.72
Assumptions:
Risk-free interest rate	2.07%	2.25%	2.19%
Expected dividend yield	0.97%	0%	0%
Expected stock price volatility	46.0%	47.0%	43.5%
Expected life of options	5.1 years	4.5 years	4.7 years

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Shareholders’ Equity, continued

Accumulated Other Comprehensive Income (Loss): The components of accumulated other comprehensive income (loss) at the end of the fiscal years 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009
Minimum pension liability adjustment*	$(13,578)	$(6,875)	$(3,831)
Gain (loss) on investments**	6,642	9,344	8,648
Gain (loss) on derivative instruments***	—	—	(92)
Foreign currency translation adjustment	15,567	18,772	14,002
Total	$8,631	$21,241	$18,727
* Net of tax of $7,186, $3,718 and $1,768 for 2011, 2010 and 2009, respectively.
** Net of tax of $0, $0 and $0 for 2011, 2010 and 2009, respectively.
*** Net of tax of $191 for 2009.

Preferred Stock: The Board of Directors may authorize the issuance of preferred stock from time to time in one or more series with such designations, preferences, qualifications, limitations, restrictions, and optional or other special rights as the Board may fix by resolution.

The Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2011 to April 30, 2012, of which 859,029 shares were purchased, at an average price of $43.18, through December 31, 2011, and 140,971 shares remain available for purchase under the initial program as of December 31, 2011.

On October 28, 2011, the Board of Directors increased the share repurchase authorization from 1,000,000 shares to 1,500,000 shares. This provides authority to purchase up to 640,971 additional shares between October 28, 2011 and the April 30, 2012 expiration date.

14. Income Taxes

Domestic and foreign income (loss) before income taxes is as follows (in thousands):

	2011	2010	2009
Domestic	$25,206	$15,956	$(10,865)
Foreign	89,895	91,723	21,702
Income before income taxes	$115,101	$107,679	$10,837

Federal, state, and foreign income tax (benefit) expense consists of the following (in thousands):
Current:
Federal	$6,663	$2,917	$(2,618)
State	1,647	586	330
Foreign	21,130	17,729	6,619
Subtotal	29,440	21,232	4,331
Deferred:
Federal and State	(700)	6,919	(2,100)
Foreign	(663)	865	(805)
Subtotal	(1,363)	7,784	(2,905)
Provision for income taxes	$28,077	$29,016	$1,426

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes, continued

A reconciliation between income taxes computed on income before income taxes at the federal statutory rate and the provision for income taxes is provided below (in thousands):

	2011	2010	2009
Tax expense at statutory rate of 35%	$40,284	$37,688	$3,793
State and local taxes, net of federal tax benefit	1,484	420	492
Foreign income tax rate differential	(13,052)	(10,554)	(1,741)
Tax on unremitted earnings	(254)	1,267	904
Uncertain tax positions	—	—	(2,629)
Other, net	(385)	195	607
Provision for income taxes	$28,077	$29,016	$1,426

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting bases and the tax bases of the company’s assets and liabilities. Significant components of the company’s deferred tax assets and liabilities at December 31, 2011 and January 1, 2011, are as follows (in thousands):

	2011	2010
DEFERRED TAX ASSETS:
Accrued expenses	$15,764	$15,012
Foreign tax credit carryforwards	9,627	13,009
R&D credit carryforwards	1,013	867
AMT credit carryforwards	1,318	1,318
Accrued restructuring	300	671
Domestic and foreign net operating loss carryforwards	1,608	3,411
Gross deferred tax assets	29,630	34,288
Less: Valuation allowance	(708)	(708)
Total deferred tax assets	28,922	33,580

DEFERRED TAX LIABILITIES:
Tax depreciation and amortization in excess of book	10,919	17,549
Other	1,917	2,171
Total deferred tax liabilities	12,836	19,720

NET DEFERRED TAX ASSETS	$16,086	$13,860

The deferred tax asset valuation allowance is related to certain deferred tax assets from foreign net operating losses. The remaining domestic and foreign net operating losses either have no expiration date or are expected to be utilized prior to expiration. The foreign tax credit carryforwards begin to expire in 2018. The company paid income taxes of approximately $27.1 million, $6.4 million and $9.9 million in 2011, 2010 and 2009, respectively. U.S. income taxes were not provided for on a cumulative total of approximately $158.0 million of undistributed earnings for certain non-U.S. subsidiaries as of December 31, 2011, and accordingly, no deferred tax liability has been established relative to these earnings. The determination of the deferred tax liability associated with the distribution of these earnings is not practicable. The company has one subsidiary in China and one subsidiary in the Philippines on “tax holidays.” The “tax holidays” expire in China in three years and within the next one to three years in the Philippines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes, continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2011, January 1, 2011 and January 2, 2010 is as follows (in thousands):

Balance at December 27, 2008	$2,755
Additions for tax positions of prior years	204
Additions for tax positions of current year	62
Settlements	(668)
Reductions based on lapse of statue	(1,857)
Balance at January 2, 2010	496
Additions for tax positions of prior years	233
Settlements	(617)
Balance at January 1, 2011 and December 31, 2011	$112

The amount of unrecognized tax benefits at December 31, 2011 was approximately $0.1 million. Of this total, approximately $0.1 million represents the amount of tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The company does not reasonably expect a decrease in unrecognized tax benefits in the next 12 months. None of the positions included in unrecognized tax benefits are related to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The U.S. federal statute of limitations remains open for 2009 onward. Foreign and U.S. state statute of limitations generally range from three to six years. The company is currently under examination in Singapore for tax years 2008 and 2009 and in the Philippines for the 2008 tax year. The company does not expect to recognize a significant amount of additional tax expense as a result of concluding either audit.

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

●
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

●
Automotive. Provides circuit protection products to the worldwide automotive original equipment manufacturers (“OEM”) and parts distributors of passenger automobiles, trucks, buses and off-road equipment. The company also sells its fuses in the automotive replacement parts market. Products include blade fuses, high current fuses, battery cable protectors and varistors.

●
Electrical. Provides circuit protection products for industrial and commercial customers. Products include power fuses and other circuit protection devices that are used in commercial and industrial buildings and large equipment such as HVAC systems, elevators and machine tools.

Each of the operating segments is directly responsible for sales, marketing and research and development. Manufacturing, purchasing, logistics, customer service, finance, information technology and human resources are shared functions that are allocated back to the three operating segments. The CEO allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss), but does not evaluate the operating segments using discrete balance sheet information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Business Unit Segment Information, continued

The company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	2011	2010	2009
Net sales
Electronics	$354,487	$373,370	$253,758
Automotive	197,586	139,096	104,647
Electrical	112,882	95,555	71,742
Total net sales	$664,955	$608,021	$430,147

Operating income (loss)
Electronics	$62,982	$69,676	$(4,396)
Automotive	30,002	17,038	9,043
Electrical	28,902	24,697	17,389
Other*	(7,982)	(3,837)	(8,341)
Total operating income	113,904	107,574	13,695

Interest expense, net	1,691	1,437	2,377
Other expense (income), net	(2,888)	(1,542)	481
Income before income taxes	$115,101	$107,679	$10,837

* Included in “Other” Operating income for 2011 are acquisition related fees ($1.0 million), a non-cash charge for the sale of inventory that had been stepped-up to fair value at the acquisition date of Cole Hersee ($3.7 million), asset impairment charges related to closure of the company’s Des Plaines, Illinois ($0.8 million), Dundalk, Ireland ($0.6 million) and Duensen, Germany ($0.9 million) manufacturing facilities (see Note 11) and purchase accounting adjustments related to the Selco A/S acquisition ($0.7 million). Included in “Other” Operating income (loss) for 2010 are asset impairment charges related to closure of the company’s Des Plaines, Illinois ($1.3 million) and Dundalk, Ireland ($1.7 million) manufacturing facilities (see Note 11). Included in “Other” Operating income (loss) for 2009 are severance and asset impairment charges related to restructuring activities in the U.S. ($1.6 million), Europe ($5.5 million) and Asia-Pacific ($1.5 million) locations (see Note 9).

The company’s revenues and long-lived assets (total net property, plant and equipment) by geographical area for the fiscal years ended 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009
Net sales
Americas	$288,592	$227,747	$166,137
Europe	114,895	115,113	83,449
Asia-Pacific	261,468	265,161	180,561
Total net sales	$664,955	$608,021	$430,147

Long-lived assets
Americas	$53,887	$58,869	$56,603
Europe	783	3,080	11,101
Asia-Pacific	64,214	68,198	68,218
Consolidated total	$118,884	$130,147	$135,922

For the year ended December 31, 2011, approximately 66% of the company’s net sales were to customers outside the United States (exports and foreign operations) including 22% to China. Sales to Arrow Pemco were less than 10% for 2011 and 2009, respectively, but 10.4% in 2010. No other single customer accounted for more than 10% of net sales during the last three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Lease Commitments

The company leases certain office and warehouse space as well as certain machinery and equipment under non-cancellable operating leases. Rent expense under these leases was approximately $7.1 million in 2011, $6.7 million in 2010 and $7.1 million in 2009.

Rent expense is recognized on a straight-line basis over the term of the leases. The difference between straight-line basis rent and the amount paid has been recorded as accrued lease obligations. The company also has leases that have lease renewal provisions. As of December 31, 2011, all operating leases outstanding were with third parties. The company did not have any capital leases as of December 31, 2011.

Future minimum payments for all non-cancelable operating leases with initial terms of one year or more at December 31, 2011, are as follows (in thousands):

2012	$6,167
2013	4,365
2014	3,668
2015	2,907
2016	2,646
2017 and thereafter	16,494
$36,247

17. Earnings Per Share

In June 2008, the FASB issued authoritative guidance which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

Effective December 28, 2008, the company adopted the authoritative guidance. The company’s unvested share-based payment awards, such as certain performance shares, restricted shares and restricted share units that contain nonforfeitable rights to dividends, meet the criteria of a participating security. The adoption changed the methodology of computing the company’s earnings per share to the two-class method from the treasury stock method. This change has not affected previously reported earnings per share, consolidated net earnings or net cash flows from operations. Under the two-class method, earnings are allocated between common stock and participating securities. The guidance provides that the presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities. As such, the company presents basic and diluted earnings per share for its one class of common stock.

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

The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock or the two-class method. The company has determined the two-class method to be the more dilutive. As such, the earnings allocated to common stock shareholders in the basic earnings per share calculation is adjusted for the reallocation of undistributed earnings to participating securities to arrive at the earnings allocated to common stock shareholders for calculating the diluted earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Earnings Per Share, continued

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

(In thousands, except per share amounts)	2011	2010	2009
Net income as reported	$87,024	$78,663	$9,411
Less: Distributed earnings available to participating securities	(16)	(3)	—
Less: Undistributed earnings available to participating securities	(288)	(411)	(78)
Numerator for basic earnings per share —
Undistributed and distributed earnings available to common shareholders	$86,720	$78,249	$9,333
Add: Undistributed earnings allocated to participating securities	288	411	78
Less: Undistributed earnings reallocated to participating securities	(283)	(405)	(78)
Numerator for diluted earnings per share —
Undistributed and distributed earnings available to common shareholders	$86,725	$78,255	$9,333
Denominator for basic earnings per share —
Weighted-average shares	21,901	21,875	21,743
Effect of dilutive securities:
Common stock equivalents	354	339	69
Denominator for diluted earnings per share —
Adjusted for weighted-average shares & assumed conversions	22,255	22,214	21,812
Basic earnings per share	$3.96	$3.58	$0.43
Diluted earnings per share	$3.90	$3.52	$0.43

The following potential shares of common stock attributable to stock options were excluded from the earnings per share calculation because their effect would be anti-dilutive: 85,563 in 2011; 77,729 in 2010; and 1,812,414 in 2009.

18. Selected Quarterly Financial Data (Unaudited)

The quarterly periods listed in the table below for 2011 are for the 13-weeks ending December 31, 2011,  October 1, 2011, July 2, 2011 and April 2, 2011, respectively. The quarterly periods for 2010 are for the 13-weeks ending January 1, 2011, October 2, 2010, July 3, 2010 and April 3, 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Selected Quarterly Financial data (Unaudited), continued

(In thousands, except per share data)
	2011				2010
	4Qa	3Qb	2Q	1Qc	4Q	3Qd	2Q	1Q
Net sales	$147,193	$173,987	$176,615	$167,160	$142,646	$163,465	$157,508	$144,402
Gross profit	53,526	68,471	69,994	64,703	53,956	67,253	59,383	53,280
Operating income	18,121	29,574	35,291	30,918	24,316	34,108	27,507	21,643
Net income	15,238	24,939	25,269	21,578	19,578	23,338	20,278	15,469
Net income per share:
Basic	$0.71	$1.13	$1.13	$0.98	$0.89	$1.06	$0.91	$0.70
Diluted	$0.70	$1.12	$1.11	$0.96	$0.88	$1.04	$0.90	$0.69

a – In the fourth quarter of 2011, the company recorded $0.5 million of non-cash charges related to the step-up of inventory from the Selco A/S acquisition. (See Note 2). The company also recorded a $1.7 million decrease to income tax expense related to a deferred tax asset write-up due to an increase in the statutory rate in China.

b – In the third quarter of 2011, the company recorded a $2.3 million charge related to asset impairments in Europe.
c – In the first quarter of 2011, the company recorded $3.7 million of non-cash charges related to the step-up of inventory from the Cole Hersee acquisition. (See Note 2).
d – In the third quarter of 2010, the company recorded a $3.0 million charge related to asset impairments in the U.S. and Europe.
RDGXBRLParseEnd
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

Littelfuse’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the company’s management concluded that, as of December 31, 2011, the company’s internal control over financial reporting is effective.

Littelfuse’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2011. Their report appears on page 38 hereof.

Changes in Internal Control over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the company’s fourth fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

As of December 31, 2011, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures were effective.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers of the Registrant

The executive officers of the company are as follows:

Name	Age	Position
Gordon Hunter	60	Chairman of the Board of Directors, President and Chief Executive Officer
Philip G. Franklin	60	Vice President, Operations Support, Chief Financial Officer and Treasurer
Dal Ferbert	58	Vice President and General Manager of the Electrical Business Unit
Dieter Roeder	55	Vice President and General Manager of the Automotive Business Unit
Deepak Nayar…………	53	Vice President and General Manager of the Electronics Business Unit
David W. Heinzmann	48	Vice President of Global Operations
Ryan K. Stafford	44	General Counsel and Vice President, Human Resources
Paul Dickinson	40	Vice President and General Manager, Semiconductor Products
Mary S. Muchoney	66	Corporate Secretary

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

Philip G. Franklin, Vice President, Operations Support, Chief Financial Officer and Treasurer, joined the company in 1998 and is responsible for finance and accounting, investor relations, mergers and acquisitions, and information systems. Prior to joining Littelfuse, Mr. Franklin was Vice President and Chief Financial Officer for OmniQuip International, a private equity sponsored roll-up in the construction equipment industry, which he helped take public. Before that, Mr. Franklin served as Chief Financial Officer for both Monarch Marking Systems, a subsidiary of Pitney Bowes, and Hill Refrigeration, a company controlled by Sam Zell. Earlier in his career, he worked in a variety of finance and general management positions at FMC Corporation. Mr. Franklin currently serves on the Board of Directors of TTM Technologies, where he is Chairman of the Audit Committee.

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

Deepak Nayar, Vice President and General Manager, Electronics Business Unit, is responsible for marketing, sales, product development and customer relationships of the Electronics Business Unit. Mr. Nayar joined the company in 2005 as Business Line Director of the Electronics Business Unit. In July 2007, Mr. Nayar was promoted to Vice President, Global Sales, Electronics Business Unit, before he was promoted to his current position in 2011. Prior to joining the company, Mr. Nayar served as Worldwide Sales Director of Tyco Electronics Power Components Division from 1999 to 2005. Before that, Mr. Nayar served as Director of Business Development, Raychem Electronics OEM Group from 1997 to 1999.

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

Ryan K. Stafford, General Counsel and Vice President, Human Resources, leads the company’s legal, compliance, internal audit and human resources functions. Mr. Stafford joined the company’s executive team as its first general counsel in January 2007. Prior to joining the company, Mr. Stafford served in a number of roles at Tyco International Ltd., including Vice President of China Operations and Vice President & General Counsel for its Engineered Products & Services Business Segment. Prior to that he was with the law firm Sulloway & Hollis P.L.L.C.

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

If the company makes substantive amendments to the code of conduct or grants any waiver to its Chief Executive Officer, Chief Financial Officer or persons performing similar functions, Littelfuse will disclose the nature of such amendment or waiver on its website or in a Current Report on Form 8-K in accordance with applicable rules and regulations. The information contained on or connected to the company’s web site is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report Littelfuse files or furnishes with the SEC. There have been no material changes to the procedures by which security holders may recommend nominees to the company’s Board of Directors in 2011.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information set forth under “Audit and Non-Audit Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

(1)	The following Financial Statements are filed as a part of this report:
(i)	Report of Independent Registered Public Accounting Firm (pages 37-38).
(ii)	Consolidated Balance Sheets as of December 31, 2011, and January 1, 2011 (page 39).
(iii)	Consolidated Statements of Income for the years ended December 31, 2011, January 1, 2011, and January 2, 2010, (page 40).
(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2011, January 1, 2011, and January 2, 2010, (page 41).
(v)	Consolidated Statements of Equity for the years ended December 31, 2011, January 1, 2011, and January 2, 2010, (page 42).
(vi)	Notes to Consolidated Financial Statements (pages 43-73).

(2)	The following Financial Statement Schedule is submitted herewith for the periods indicated therein.
(i)	Schedule II - Valuation and Qualifying Accounts and Reserves (page 79).

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits. See Exhibit Index on pages 81-83.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands of USD)

Description	Balance at Beginning Of Year	Charged to Costs and Expenses (1)	Deductions (2)	Other (3)	Balance at End of Year

Year ended December 31, 2011
Allowance for losses on accounts receivable	$1,127	$444	$953	$(224)	$394
Reserves for sales discounts and allowances	$12,342	$61,031	$61,681	$220	$11,912

Year ended January1, 2011
Allowance for losses on accounts receivable	$657	$353	$99	$216	$1,127
Reserves for sales discounts and allowances	$9,318	$53,942	$50,760	$(158)	$12,342

Year ended January 2, 2010
Allowance for losses on accounts receivable	$896	$319	$583	$25	$657
Reserves for sales discounts and allowances	$11,874	$40,512	$43,112	$44	$9,318

(1)	Includes provision for doubtful accounts, sales returns and sales discounts granted to customers.
(2)	Represents uncollectible accounts written off, net of recoveries and credits issued to customers.
(3)	Represents business acquisitions and foreign currency translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littelfuse, Inc.

By:	/s/ Gordon Hunter
Gordon Hunter,
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 24, 2012 and in the capacities indicated.

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
Philip G. Franklin

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

10.3*	Change of Control Agreement effective as of January 1, 2012, between Littelfuse, Inc., and Gordon Hunter.

10.4*	Change of Control Agreement effective as of January 1, 2012, between Littelfuse, Inc., and Philip G. Franklin.

10.5*	Change of Control Agreement effective as of January 1, 2012, between Littelfuse, Inc., and David W. Heinzmann.

10.6*	Change of Control Agreement effective as of January 1, 2012, between Littelfuse, Inc., and Hugh Dalsen Ferbert.

10.7*	Change of Control Agreement effective as of January 1, 2012, between Littelfuse, Inc., and Ryan K. Stafford.

10.8	Summary of Director Compensation (filed as Exhibit 10.18 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.9	Amended and restated Littelfuse, Inc. 401(k) Retirement and Savings Plan (filed as Exhibit 10.1 to the company’s Form 8-K dated October 9, 2009).

10.10	1993 Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).

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

10.14	Stock Plan for New Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.2 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).

Exhibit No.	Description

10.15	Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.3 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).

10.16	Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit A to the company’s Proxy Statement for Annual Meeting of Stockholders held on May 5, 2006).

10.17	First Amendment to the Littelfuse, Inc., Equity Incentive Compensation Plan dated as of July 28, 2008 (filed as Exhibit 10.2 to the company’s Form 10-Q for the quarterly period ended March 28, 2009).

10.18	Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 99.4 to the company’s Current Report on Form 8-K dated May 5, 2006).

10.19	Form of Performance Shares Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 99.1 to the company’s Current Report on Form 8-K dated March 12, 2008).

10.20	Littelfuse, Inc., Outside Directors’ Stock Option Plan (filed as Exhibit B to the company’s Proxy Statement for Annual Meeting of Stockholders held on May 5, 2006).

10.21	Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc., Outside Directors Stock Option Plan (filed as Exhibit 99.6 to the company’s Current Report on Form 8-K dated May 5, 2006).

10.22	Littelfuse, Inc., Outside Directors’ Equity Plan (filed as Exhibit A to the company’s Proxy Statement for Annual Meeting of Stockholders held on April 27, 2007).

10.23	First Amendment to the Littelfuse, Inc., Outside Directors’ Equity Plan, dated as of July 28, 2008 (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended March 28, 2009).

10.24	Form of Stock Option Award Agreement under the Littelfuse, Inc., Outside Directors' Equity Plan (filed as Exhibit 99.3 to the company’s Current Report on Form 8-K dated April 25, 2008).

10.25	Form of Restricted Stock Unit Award Agreement under the Littelfuse, Inc., Outside Directors' Equity Plan (filed as Exhibit 99.4 to the company’s Current Report on Form 8-K dated April 25, 2008).

10.26	Amended and Restated, Littelfuse, Inc., Supplemental Executive Retirement Plan (filed as Exhibit 10.3 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.27	Termination Amendment to Littelfuse, Inc., Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to the company’s Current Report on form 8-K dated October 9, 2009).

10.28	Amended and Restated, Littelfuse, Inc., Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 10.4 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.29	Amended and Restated Littelfuse, Inc., Retirement Plan (filed as Exhibit 10.13 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.30	Amendment to Amended and Restated Littelfuse, Inc., Retirement Plan (filed as Exhibit 10.30 to the company’s Form 10-K for the fiscal year ended January 2, 2010).

10.31	Amended and Restated, Littelfuse, Inc., Annual Incentive Plan (filed as Exhibit 10.1 to the company’s form 10-Q for the quarterly period ended April 2, 2010).

10.32	Form of Restricted Stock Award Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 10.1 to the company’s Current Report on form 8-K dated April 28, 2009).

Exhibit No.	Description

10.33	Form of Stock Option Award Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 10.2 to the company’s Current Report on form 8-K dated April 28, 2009).

10.34	Littelfuse, Inc., Supplemental Retirement and Savings Plan (filed as Exhibit 10.3 to the company’s Current Report on form 8-K dated October 9, 2009).

10.35	Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 10.1 to the company’s Form 8-K dated May 5, 2010).

10.36	Form of Restricted Stock Unit Award Agreement (Outside Director) under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 4.4 to the company’s Form S-8 dated May 19, 2010).

10.37	Form of Restricted Stock Unit Award Agreement (Executive) under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 4.5 to the company’s Form S-8 dated May 19, 2010).

10.38	Form of Stock Option Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 4.6 to the company’s Form S-8 dated May 19, 2010).

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

14.1	Code of Conduct (filed as Exhibit 14.1 to the company’s Current Report on Form 8-K dated October 24, 2008).

21.1*	Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) certification of Gordon Hunter.

31.2*	Rule 13a-14(a)/15d-14(a) certification of Philip G. Franklin.

32.1+	Section 1350 certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibits 10.1 through 10.38 are management contracts or compensatory plans or arrangements.

* Filed with this Report.

+ Furnished with this Report.