Form 10-Q
period 2012-03-31
LITTELFUSE INC /DE
filed 2012-05-03
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-20388

LITTELFUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8755 W. Higgins Road, Suite 500
Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

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

As of April 27, 2012, 23,208,336 shares of common stock, $.01 par value, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LITTELFUSE, INC.
Condensed Consolidated Balance Sheets
(In thousands of USD, except share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$178,692	$164,016
Short-term investments	19,022	13,997
Accounts receivable, less allowances	106,985	92,088
Inventories	77,729	75,575
Deferred income taxes	12,815	11,895
Prepaid expenses and other current assets	14,797	14,219
Assets held for sale	6,658	6,592
Total current assets	416,698	378,382
Property, plant and equipment:
Land	5,075	4,888
Buildings	53,577	52,730
Equipment	285,711	281,521
	344,363	339,139
Accumulated depreciation	(227,704)	(220,255)
Net property, plant and equipment	116,659	118,884
Intangible assets, net of amortization:
Patents, licenses and software	10,500	10,753
Distribution network	18,998	19,307
Customer lists, trademarks and tradenames	14,505	14,523
Goodwill	116,693	115,697
Investments	16,918	14,867
Deferred income taxes	3,761	4,191
Other assets	1,852	1,820

Total assets	$716,584	$678,424

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28,650	$19,934
Accrued payroll	15,534	23,048
Accrued expenses	8,772	8,861
Accrued severance	1,743	1,843
Accrued income taxes	13,214	10,591
Current portion of long-term debt	96,500	85,000
Total current liabilities	164,413	149,277
Accrued post-retirement benefits	10,544	15,292
Other long-term liabilities	12,270	12,752
Total equity	529,357	501,103

Total liabilities and equity	$716,584	$678,424

Common shares issued and outstanding of 21,668,819 and 21,552,529, at March 31, 2012, and December 31, 2011, respectively.

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Comprehensive Income
(In thousands of USD, except per share amounts, unaudited)

	For the Three Months Ended
	March 31, 2012	April 2, 2011

Net sales	$160,578	$167,160

Cost of sales	99,716	102,457

Gross profit	60,862	64,703

Selling, general and administrative expenses	28,409	27,395
Research and development expenses	5,161	4,795
Amortization of intangibles	1,468	1,595
	35,038	33,785

Operating income	25,824	30,918

Interest expense	423	336
Other (income) expense, net	101	(26)

Income before income taxes	25,300	30,608
Income taxes	7,411	9,030

Net income	$17,889	$21,578

Net income per share (see note 9):
Basic	$0.83	$0.98
Diluted	$0.81	$0.96

Weighted average shares and equivalent shares outstanding:
Basic	21,608	21,878
Diluted	21,929	22,328

Comprehensive income (see note 14)	$27,031	$32,885

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Cash Flows
(In thousands of USD, unaudited)

	For the Three Months Ended
	March 31, 2012	April 2, 2011
OPERATING ACTIVITIES:
Net income	$17,889	$21,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,481	5,995
Amortization of intangibles	1,468	1,595
Stock-based compensation	1,365	1,182
Non-cash inventory charge	205	3,678
Excess tax benefit on share-based compensation	(475)	(975)
Loss (gain) on sale of assets	7	(167)
Changes in operating assets and liabilities:
Accounts receivable	(14,017)	(11,279)
Inventories	(1,713)	675
Accounts payable	8,552	3,904
Accrued expenses (including post-retirement)	(5,543)	(557)
Accrued payroll and severance	(7,728)	(10,124)
Accrued taxes	1,474	771
Prepaid expenses and other	(101)	(2,559)
Net cash provided by operating activities	7,864	13,717

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(3,244)	(4,614)
Purchase of short-term investments	(4,616)	—
Proceeds from sale of assets	21	167
Net cash used in investing activities	(7,839)	(4,447)

FINANCING ACTIVITIES:
Proceeds from debt	17,000	15,000
Payments of term debt	—	(2,000)
Payments of revolving credit facility	(5,500)	(12,000)
Cash dividends paid	(3,888)	(3,284)
Proceeds from exercise of stock options	4,217	9,998
Excess tax benefit on share-based compensation	475	975
Net cash provided by financing activities	12,304	8,689

Effect of exchange rate changes on cash and cash equivalents	2,347	3,854

Increase in cash and cash equivalents	14,676	21,813
Cash and cash equivalents at beginning of period	164,016	109,720
Cash and cash equivalents at end of period	$178,692	$131,533

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Littelfuse, Inc. and its subsidiaries (the “company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information. Accordingly, certain information and disclosures normally included in the statement of financial information, results of operations and cash flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 29, 2012. For further information, refer to the company’s consolidated financial statements and the notes thereto incorporated by reference in the company’s Annual Report on Form 10-K for the year ended December 31, 2011. The company evaluated subsequent events through the date of its financial statements when filed with the Securities and Exchange Commission (“SEC”).

2. Reclassifications

Certain items in the company’s 2011 financial statements have been reclassified to conform to the company’s 2012 presentation. These reclassifications had no impact on net income or sharehholder’s equity for any period.

3. Acquisition of Businesses

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Acquisition of Businesses, continued

As required by purchase accounting rules, the company recorded a $3.7 million step-up of inventory to its fair value as of the acquisition date. During the first quarter of 2011, as the inventory was sold, cost of goods sold included $3.7 million of non-cash charges for this step-up.

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

The following table sets forth the preliminary purchase price allocation for Selco’s acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair market or net realizable values.

Selco’s preliminary purchase price allocation (in thousands):
Cash	$5
Current assets, net	3,815
Property, plant and equipment, net	183
Distribution network	3,547
Trademarks	389
Patents and licenses	1,439
Goodwill	6,303
Current liabilities	(4,549)
$11,132

All Selco goodwill and other assets and liabilities were recorded in the Electrical business unit segment and reflected in the Europe geographical area. The goodwill resulting from this acquisition consists largely of the company’s expected future product sales and synergies from combining Selco’s products with the company’s existing product offerings. The distribution network is being amortized over three to ten years. The trademarks are being amortized over five years. The patents and licenses are being amortized over ten years. Goodwill for the above acquisition is not expected to be deductible for tax purposes.

As required by purchase accounting rules, the company recorded a $0.7 million step-up of inventory to its fair value as of the acquisition date. During the fourth quarter of 2011, as this inventory was sold, cost of goods sold included $0.5 million of non-cash charges for this step-up. The remaining $0.2 million was included in cost of goods sold for the three months ended March 31, 2012.

Pro forma financial information is not presented for the company’s business acquisitions described above due to amounts not being material.

4. Inventories

The components of inventories at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012	December 31, 2011
Raw material	$27,186	$26,919
Work in process	12,967	10,704
Finished goods	37,576	37,952
Total inventories	$77,729	$75,575

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Investments

Included in the company’s investments are shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company whose shares are traded on the Taiwan Stock Exchange.  The Polytronics investment was acquired as part of the Littelfuse GmbH acquisition. The fair value of the Polytronics investment was €8.2 million (approximately $10.9 million) at March 31, 2012 and €6.8 million (approximately $8.9 million) at December 31, 2011, based on the quoted market price at the close of business corresponding to each date. Included in Other Comprehensive Income (Loss), for the three months ended March 31, 2012, is an unrealized gain of $1.8 million, due to the increase in fair market value. The remaining difference in fair market value of this investment was due to the impact of changes in exchange rates, which is included as a component of the currency translation adjustments of “Other Comprehensive Income (Loss)”.

In 2011, the company invested $6.0 million in certain preferred stock of Shocking Technologies, Inc., (“Shocking Technologies”) a research and development company in the electronics industry located in San Jose, California. Shocking Technologies, Inc. is a developer of circuit protection products for the computer and telecommunication markets. The company has accounted for its investment in Shocking Technologies, Inc., at cost as the company does not exert significant influence thereon and as the fair value of the investment is not readily determinable.

6. Debt

The carrying amounts of long-term debt at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012	December 31,2011
Revolving credit facility	$96,500	$85,000
Less: Current maturities	96,500	85,000
Total long-term debt	$—	$—

On June 13, 2011, the company entered into a new credit agreement with certain commercial banks that provides an unsecured revolving credit facility in an amount of up to $150.0 million, with a potential to increase up to $225.0 million. At March 31, 2012, the company had available $52.9 million of borrowing capacity under the revolver credit agreement at an interest rate of LIBOR plus 1.250% (1.49% as of March 31,2012). The credit agreement replaces the company’s previous credit agreement dated July 21, 2006 and loan agreement dated September 29, 2008, and, unless terminated earlier, will terminate on June 13, 2016. During the second quarter of 2011, $0.2 million of  previously capitalized debt issuance costs were written off as a non-cash charge and $0.7 million of new debt issuance costs incurred was capitalized and will  be amortized over the life of the new credit agreement.

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

The company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The fair value is based upon either market quotes for actively traded instruments or independent bids for non-exchange traded instruments. The company formally documents its hedge relationships,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Financial Instruments and Risk Management, continued

including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions to the hedged risk. On the date the derivative is entered into, the company designates the derivative as a fair value hedge, cash flow hedge or a net investment hedge, and accounts for the derivative in accordance with its designation. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the company discontinues hedge accounting, and any deferred gains or losses are recorded in the respective measurement period. At March 31, 2012, the company does not have any outstanding derivative instruments.

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

The company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 2 or Level 3 during the three months ended March 31, 2012. There were no changes during the three months ended March 31, 2012, to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of March 31, 2012, the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. Fair Value of Financial Assets and Liabilities, continued

The following table presents assets measured at fair value by classification within the fair value hierarchy as of March 31, 2012 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Available-for-sale securities	$10,918	$—	$—	$10,918
Short-term investments	19,022	—	—	19,022
Total	$29,940	$—	$—	$29,940

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 31, 2011 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Available-for-sale securities	$8,867	$—	$—	$8,867
Short-term investments	13,997	—	—	13,997
Total	$22,864	$—	$—	$22,864

The company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, current portion of long-term debt, and long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and current portion of long-term debt approximate their fair values. The company’s long-term debt fair value approximates book value at March 31, 2012 and December 31, 2011, respectively, as the long-term debt variable interest rates fluctuate along with market interest rates.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Earnings Per Share, continued

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

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	For the Three Months Ended
(in thousands except per share amounts)	March 31, 2012	April 2, 2011

Net income as reported	$17,889	$21,578
Less: Distributed earnings available to participating securities	(6)	(2)
Less: Undistributed earnings available to participating securities	(45)	(102)
Numerator for basic earnings per share —
Undistributed and distributed earnings available to common shareholders	$17,838	$21,474
Add: Undistributed earnings allocated to participating securities	45	102
Less: Undistributed earnings reallocated to participating securities	(44)	(100)
Numerator for diluted earnings per share —
Undistributed and distributed earnings available to common shareholders	$17,839	$21,476
Denominator for basic earnings per share —
Weighted-average shares	21,608	21,878
Effect of dilutive securities:
Common stock equivalents	321	450
Denominator for diluted earnings per share —
Adjusted for weighted-average shares & assumed conversions	21,929	22,328
Basic earnings per share	$0.83	$0.98
Diluted earnings per share	$0.81	$0.96

10. Restructuring

During the period 2006 through 2009, the company announced closures of its facilities in Dundalk, Ireland, Irving, Texas, Des Plaines, Illinois, Elk Grove, Illinois, Matamoros, Mexico, Swindon, U.K., Dünsen, Germany, Utrecht, Netherlands, and Yangmei, Taiwan. These manufacturing and distribution center closures were part of a multi-year plan to improve the company’s cost structure and margins by rationalizing the company’s footprint, reducing labor costs and moving closer to customers. As of March 31, 2012, all of these facility closures have been completed except for Yangmei, Taiwan. Together, these initiatives have impacted approximately 946 employees and resulted in aggregate restructuring charges of $53.8 million through March 31, 2012. The company does not expect to incur any additional costs associated with these facility closures and related restructuring activities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Restructuring, continued

A summary of activity of this liability for the year ended December 31, 2011, and three months ended March 31, 2012 is as follows:

Littelfuse restructuring (in thousands)
Balance at January 1, 2011	$3,765
Additions	594
Payments	(2,941)
Exchange rate impact	23
Balance at December 31, 2011	1,441
Additions	59
Payments	(1)
Exchange rate impact	17
Balance at March 31, 2012	$1,516

Additional costs recorded that are not related to the initial restructuring plans discussed above were $0.1 million and $0.4 million for the quarter ended March 31, 2012 and year ended December 31, 2011, respectively

11. Income Taxes

The effective tax rate for the first quarter of 2012 was 29.3% compared to an effective tax rate of 29.5% in the first quarter of 2011.  The effective rates for both the first quarter of 2012 and 2011 are lower than the U.S. statutory rate primarily resulting from income in foreign jurisdictions being taxed at rates lower than the U.S.

12. Pensions

The components of net periodic benefit cost for the three months ended March 31, 2012, compared with the three months ended April 2, 2011, were (in thousands):

	U.S. Pension Benefits		Foreign Plans
	Three Months Ended		Three Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Service cost	$150	$125	$192	$153
Interest cost	1,240	1,273	195	182
Expected return on plan assets	(1,655)	(1,628)	(121)	(121)
Amortization of net loss	85	179	17	7
Total cost of the plan	(180)	(51)	283	221
Expected plan participants’ contribution	—	—	—	—
Net periodic benefit cost	$(180)	$(51)	$283	$221

The expected rate of return assumption on domestic pension assets is 7.8% and 8.5% in 2012 and 2011, respectively. The expected return on foreign pension assets is 4.5% and 4.5% in 2012 and 2011, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Business unit segment information for the three months ended March 31, 2012 and April 2, 2011 are summarized as follows (in thousands):

	March 31, 2012	April 2, 2011
Net sales
Electronics	$77,055	$87,353
Automotive	52,626	53,857
Electrical	30,897	25,950
Total net sales	$160,578	$167,160

Depreciation and amortization
Electronics	$5,486	$5,283
Automotive	1,449	1,415
Electrical	1,014	892
Total depreciation and amortization	$7,949	$7,590

Operating income
Electronics	$10,112	$17,663
Automotive	9,505	10,394
Electrical	6,207	6,539
Other(a)	—	(3,678)
Total operating income	25,824	30,918
Interest expense	423	336
Other (income) expense, net	101	(26)
Income before income taxes	$25,300	$30,608
(a) Included in “Other” operating income for 2011 is a non-cash charge of $3.7 million for the sale of inventory that had been stepped-up to fair value at the acquisition date of Cole Hersee in 2010 as required by purchase accounting rules. As the inventory was sold, the non-cash charge impacted operating income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Business Unit Segment Information, continued

The company’s significant net sales by country for the three months ended March 31, 2012 and April 2, 2011 are summarized as follows (in thousands):

	Net sales(a)
	March 31, 2012	April 2, 2011

United States	$55,253	$58,878
China	30,444	35,167
Other countries	74,881	73,115
Total	$160,578	$167,160
(a) Sales by country represent sales to customer or distributor locations.

The company’s significant long-lived assets by country as of March 31, 2012 and December 31, 2011 are summarized as follows (in thousands):

	Long-lived assets(b)
	March 31, 2012	December 31, 2011

United States	$91,788	$92,482
China	44,529	45,466
Canada	43,159	42,299
Other countries	97,879	98,917
Total	$277,355	$279,164
(b) Long-lived assets includes net property, plant and equipment and intangible assets, net of amortization.

14. Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The following table sets forth the computation of comprehensive income for the three months ended March 31, 2012 and April 2, 2011, respectively (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011

Net income	$17,889	$21,578
Other comprehensive income items:
Currency translation adjustments	7,396	10,458
Unrealized gain on available-for-sale securities, net of $0 income taxes	1,812	1,146
Minimum pension liability adjustment, net of tax	(66)	(297)
Comprehensive income	$27,031	$32,885

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	March 31, 2012	December 31, 2011

Minimum pension liability adjustment(a)	$(13,644)	$(13,578)
Unrealized gain on investments(b)	8,454	6,642
Foreign currency translation adjustment	22,963	15,567
Total	$17,773	$8,631
(a)  Net of tax of $7,221 and $7,186 for 2012 and 2011, respectively.
(b)  Net of tax of $0 and $0 for 2012 and 2011, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. Recent Accounting Pronouncements

In May, 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The new guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The company adopted the new guidance on January 1, 2012 and will be applied prospectively. There was no significant impact on its consolidated financial statements upon adoption.

In June 2011, the FASB issued authoritative guidance that will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011. The company adopted the new guidance on January 1, 2012, which resulted in a different presentation in its consolidated financial statements.

In September 2011, the FASB issued authoritative guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The company adopted the new guidance on January 1, 2012 and has determined that it will have no effect on its consolidated financial statements.

16. Subsequent Event

On April 4, 2012, the company invested an additional $10.0 million in Shocking Technologies, Inc., a company which is further described in Note 5, Investments. This increases the company’s total investment in Shocking Technologies to $16.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Littelfuse, Inc. and its subsidiaries (the “company”) design, manufacture, and sell circuit protection devices for use in the electronics, automotive and electrical markets throughout the world. The following table is a summary of the company’s net sales by business unit and geography:

Net Sales by Business Unit and Geography (in millions, unaudited)

	First Quarter
	2012	2011	% Change
Business Unit
Electronics	$77.1	$87.4	(12%)
Automotive	52.6	53.9	(2%)
Electrical	30.9	25.9	19%

Total	$160.6	$167.2	(4%)

	First Quarter
	2012	2011	% Change
Geography(a)
Americas	$74.0	$70.8	5%
Europe	27.8	32.6	(15%)
Asia-Pacific	58.8	63.8	(8%)

Total	$160.6	$167.2	(4%)

(a) Sales by geography represent sales to customer or distributor locations.

Results of Operations – First Quarter, 2012 compared to 2011

Net sales decreased $6.6 million or 4% to $160.6 million in the first quarter of 2012 compared to $167.2 million in the first quarter of 2011 due primarily to an inventory correction in the company’s electronics business partially offset by stronger electrical sales. The company also experienced $1.2 million in unfavorable foreign currency effects in the first quarter of 2012 as compared to the first quarter of 2011. The unfavorable foreign currency impact primarily resulted from sales denominated in euros. Excluding currency effects, net sales decreased $5.4 million or 3% year-over-year.

Electronics sales decreased $10.3 million or 12% to $77.1 million in the first quarter of 2012 compared to $87.4 million in the first quarter of 2011. An inventory correction affecting all geographic regions led to the lower sales compared to the first quarter of 2011. The electronics segment experienced $0.3 million in unfavorable currency effects in the first quarter of 2012 primarily from sales denominated in euros.

Automotive sales decreased $1.3 million or 2% to $52.6 million in the first quarter of 2012 compared to $53.9 million in the first quarter of 2011 due primarily to lower aftermarket sales compared to the first quarter of 2011. The first quarter of 2011 included approximately $2.0 million of sales related to pipeline fill for a new account. The automotive segment experienced $0.6 million in unfavorable currency effects in the first quarter of 2012 primarily due to sales denominated in euros.

Electrical sales increased $5.0 million or 19% to $30.9 million in the first quarter of 2012 compared to $25.9 million in the first quarter of 2011 due to continued strong organic growth for protection relays and custom mining products and the addition of $1.7 million in incremental sales related to Selco.  Excluding Selco, sales increased $3.3 million or 13% over the prior year quarter. The electrical segment experienced $0.3 million in unfavorable currency effects in the first quarter of 2012 primarily from sales denominated in Canadian dollars.

On a geographic basis, sales in the Americas increased $3.2 million or 5% to $74.0 million in the first quarter of 2012 compared to $70.8 million in the first quarter of 2011 due to increased sales of protection relays and custom mining products offset by weaker automotive sales and $0.2 million in unfavorable currency effects from sales denominated in Canadian dollars.

Europe sales decreased $4.8 million or 15% to $27.8 million in the first quarter of 2012 compared to $32.6 million in the first quarter of 2011 mainly due to lower demand for electronics and automotive products and $1.2 million in unfavorable currency effects.

Asia-Pacific sales decreased $5.0 million or 8% to $58.8 million in the first quarter of 2012 compared to $63.8 million in the first quarter of 2011 primarily due to lower demand in consumer electronics and inventory destocking partially offset by $0.2 million in favorable currency effects primarily from sales denominated in Japanese yen and Chinese Renminbi.

Gross profit was $60.9 million or 38% of net sales for the first quarter of 2012 compared to $64.7 million or 39% of net sales in the same quarter last year. Gross profit for the first quarter of 2011 was negatively impacted by $3.7 million which was the additional cost of goods sold for Cole Hersee inventory which had been stepped-up to fair value at the acquisition date as required by purchase accounting rules. Excluding the impact of this adjustment, gross profit was $68.4 million or 41% of net sales for the first quarter of 2011. The decline in gross margin was primarily attributable to negative operating leverage from lower sales and the effects of a weaker euro.

Total operating expense was $35.0 million or 22% of net sales for the first quarter of 2012 compared to $33.8 million or 20% of net sales for the same quarter in 2011. The increase in operating expenses primarily reflects incremental operating expenses of $1.5 million from the Selco acquisition.

Operating income for the first quarter of 2012 was approximately $25.8 million compared to operating income of $30.9 million for the same quarter in 2011 primarily due lower sales and gross margin and higher operating expenses as described above.

Interest expense was $0.4 million in the first quarter of 2012 compared to $0.3 million for the first quarter of 2011. Interest expense increased in the first quarter of 2012 compared to the same quarter last year due to higher debt balances in 2012 as compared to 2011. Other (income) expense, net, consisting of interest income, royalties, non-operating income and foreign currency items was approximately $0.1 million of income for the first quarter of 2012 compared to less than $0.1 million of expense in the first quarter of 2011. The results for 2012 and 2011 were primarily due to the impact from foreign exchange revaluation.

Income before income taxes was $25.3 million for the first quarter of 2012 compared to income before income taxes of $30.6 million for the first quarter of 2011. Income tax expense was $7.4 million with an effective tax rate of 29.3% for the first quarter of 2012 compared to income tax expense of $9.0 million with an effective tax rate of 29.5% in the first quarter of 2011. The lower current quarter effective tax rate was primarily the result of more income earned in low-tax jurisdictions.

Net income for the first quarter of 2012 was $17.9 million or $0.81 per diluted share compared to net income of $21.6 million or $0.96 per diluted share for the same quarter of 2011.

Liquidity and Capital Resources

The company historically has financed capital expenditures through cash flows from operations. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the company’s operations and its debt obligations for the foreseeable future.

Revolving Credit Facilities

On June 13, 2011 the company entered into a domestic unsecured financing agreement, which expires on June 13, 2016, consisting of a credit agreement with certain commercial banks that provides a $150.0 million revolving credit facility, with a potential to increase up to $225.0 million upon request of the company and agreement with the lenders.  At March 31, 2012, the company had available $52.9 million of borrowing capacity under the revolver credit facility at an interest rate of LIBOR plus 1.250% (1.49% as of March 31, 2012).

This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At March 31, 2012, the company was in compliance with all covenants under the revolving credit facility.

The company also had $0.8 million outstanding in letters of credit at March 31, 2012.  No amounts were drawn under these letters of credit at March 31, 2012.

Other Obligations

The company started 2012 with $164.0 million of cash and cash equivalents. Net cash provided by operating activities was approximately $7.9 million for the first three months of 2012 reflecting $17.9 million in net income and $9.4 million in non-cash adjustments (primarily $7.9 million in depreciation and amortization) offset by $19.4 million in net changes to various operating assets and liabilities. Changes in various operating assets and liabilities (including short-term and long-term items) that impacted cash flows negatively for the first three months of 2012 consisted of net increases in accounts receivables ($14.0 million) due to higher sales in the first quarter of 2012 as compared to the fourth quarter of 2011, and inventory ($1.7 million), and decreases in accrued payroll and severance ($7.7 million) and accrued expenses (including post-retirement) ($5.5 million). The decrease in accrued payroll and severance was due primarily to payouts for the 2011 management incentive plan which occurred in the first quarter. The decrease in accrued expenses was due primarily to a $5.0 million pension contribution made during the first quarter. Changes that had a positive impact on cash flows were increases in accounts payable ($8.6 million) and increases in accrued income taxes ($1.5 million).

Net cash used in investing activities was approximately $7.8 million and included $3.2 million in capital spending, and $4.6 million in expenditures for short-term investments.

Net cash provided by financing activities was approximately $12.3 million and included $11.5 million in net proceeds from borrowing, the exercise of stock options including tax benefits of $0.5 million offset by cash dividends paid of $3.9 million. The effects of exchange rate changes increased cash and cash equivalents by approximately $2.3 million. The net cash provided by operating activities combined with the effects of exchange rate changes less net cash used in investing and financing activities resulted in a $14.7 million increase in cash, which left the company with a cash and cash equivalents balance of approximately $178.7 million at March 31, 2012.

The ratio of current assets to current liabilities was 2.5 to 1 at the end of the first quarter of 2012 compared to 2.5 to 1 at year-end 2011 and 3.3 to 1 at the end of the first quarter of 2011. Days sales outstanding in accounts receivable was approximately 61 days at the end of the first quarter of 2012 compared to 60 days at the first quarter of 2011 and 57 days at year-end 2011. Days inventory outstanding was approximately 71 days at the end of the first quarter of 2012 compared to 73 days at the year-end 2011 and 68 days at end of the first quarter of 2011.

Outlook

Momentum in the company’s sales and order rates had slowed in late 2011 and early in the first quarter but has begun to rebound. End demand remains solid across most of the company’s markets. Distributor inventories for the electronics business have been reduced and distributor orders have begun to pick up. Automotive revenue is slightly off from last year; however the company expects sales from new products to be an offset to any market weakness. In the electrical segment, the custom products business continues to grow driven primarily by strength in the mining sector. The electrical fuse business is showing some improvement due to recovery in the industrial markets. The solar market continues to be weak due to the expiration of certain government incentives and inventory in the channel, however this market is expected to return to growth later this year.

Costs of transportation and certain materials have increased due to increases in the price of oil. Labor costs have also increased reflecting wage pressures in China and other developing countries. These cost increases, combined with the weakening of the euro, are creating some downward margin pressure. We expect that the effects of these cost increases will be offset by the combination of cost reduction programs and operating leverage as sales recover from the recent inventory correction. The company continues to invest in plant and infrastructure to further improve operating efficiency and increase capacity.  Capital spending for 2012 is expected to be approximately $30 to $35 million.

Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).

The statements in this section and the other sections of this report that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of the PSLRA. These statements may involve risks and uncertainties, including, but not limited to, risks relating to product demand and market acceptance, economic conditions, the impact of competitive products and pricing, product quality problems or product recalls, capacity and supply difficulties or constraints, coal mining exposures reserves, failure of an indemnification for environmental liability, exchange rate fluctuations, commodity price fluctuations, the effect of the company’s accounting policies, labor disputes, restructuring costs in excess of expectations, pension plan asset returns less than assumed, integration of acquisitions and other risks which may be detailed in the company’s other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the company’s Annual Report on Form 10-K for the year ended December 31, 2011. For a further discussion of the risk factors of the company, please see Item 1A. “Risk Factors” to the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The company is exposed to market risk from changes in interest rates, foreign exchange rates and commodity prices.

Interest Rates

The company had $96.5 million in debt outstanding under revolving credit facilities at March 31, 2012, at variable rates. While 100% of this debt has variable interest rates, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in Mexico, Canada, Denmark, China, Taiwan and the Philippines. During the first three months of 2012, sales to customers outside the U.S. were 65.6% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan or Taiwanese dollars.

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

Commodity Prices

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper, zinc, gold, and silver where at current prices and volumes, a 10% price change would affect annual pre-tax profit by approximately $1.7 million for copper, $0.7 million for zinc, $0.6 million for gold, and $0.6 million for silver. From time to time, the company has utilized derivative instruments to hedge certain commodity exposures deemed to be material.

After weakening during the latter half of 2011, energy prices have increased over the last few months resulting in increased transportation and utility expenses. There is a risk that continued high prices for oil and electricity would have a continued negative impact on the company’s transportation and utility expenses.

Item 4. Controls and Procedures.

As of March 31, 2012, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the company and its consolidated subsidiaries has been made known to them by the employees of the company and its consolidated subsidiaries during the period preceding the filing of this Quarterly Report on Form 10-Q and that such information is accurately recorded, processed, summarized and reported within the time periods specified in SEC rules. There were no significant changes in the company’s internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the company’s internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the company’s Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

A detailed description of risks that could have a negative impact on our business, revenues and performance results can be found under the caption “Risk Factors” in our most recent Form 10-K, filed with the SEC on February 24, 2012.  There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2012 to April 30, 2013. The company did not repurchase any shares of its common stock during the first quarter of fiscal 2012 and 640,971 shares may yet be purchased under the previous authorization as of March 31, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

Date: May 3, 2012	By:	/s/ Philip G. Franklin
Philip G. Franklin Vice President, Operations Support, Chief Financial Officer and Treasurer (As duly authorized officer and as the principal financial and accounting officer)