Form 10-Q
period 2012-06-30
LITTELFUSE INC /DE
filed 2012-08-03
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-20388

LITTELFUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8755 W. Higgins Road, Suite 500
Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

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

As of July 27, 2012, 21,832,874 shares of common stock, $.01 par value, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LITTELFUSE, INC.
Condensed Consolidated Balance Sheets
(In thousands of USD, except share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$168,818	$164,016
Short-term investments	5,475	13,997
Accounts receivable, less allowances	115,874	92,088
Inventories	80,829	75,575
Deferred income taxes	11,302	11,895
Prepaid expenses and other current assets	14,564	14,219
Assets held for sale	6,234	6,592
Total current assets	403,096	378,382
Property, plant and equipment:
Land	4,945	4,888
Buildings	53,811	52,730
Equipment	295,805	281,521
	354,561	339,139
Accumulated depreciation	(238,487)	(220,255)
Net property, plant and equipment	116,074	118,884
Intangible assets, net of amortization:
Patents, licenses and software	9,813	10,753
Distribution network	18,031	19,307
Customer lists, trademarks and tradenames	13,825	14,523
Goodwill	131,713	115,697
Investments	27,508	14,867
Deferred income taxes	3,174	4,191
Other assets	2,136	1,820

Total assets	$725,370	$678,424

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28,477	$19,934
Accrued payroll	21,122	23,048
Accrued expenses	8,294	8,861
Accrued severance	1,417	1,843
Accrued income taxes	11,901	10,591
Current portion of long-term debt	85,242	85,000
Total current liabilities	156,453	149,277
Accrued post-retirement benefits	10,471	15,292
Other long-term liabilities	11,775	12,752
Total equity	546,671	501,103

Total liabilities and equity	$725,370	$678,424

Common shares issued and outstanding of 21,878,262 and 21,552,529, at June 30, 2012, and December 31, 2011, respectively.

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Comprehensive Income
(In thousands of USD, except per share data, unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net sales	$175,853	$176,615	$336,431	$343,775

Cost of sales	106,291	106,621	206,007	209,078

Gross profit	69,562	69,994	130,424	134,697

Selling, general and administrative expenses	31,189	28,441	59,598	55,836
Research and development expenses	4,887	4,662	10,048	9,457
Amortization of intangibles	1,390	1,600	2,858	3,195
	37,466	34,703	72,504	68,488

Operating income	32,096	35,291	57,920	66,209

Interest expense	421	521	844	857
Other (income) expense, net	(757)	(11)	(656)	(37)

Income before income taxes	32,432	34,781	57,732	65,389

Income taxes	8,828	9,512	16,239	18,542

Net income	$23,604	$25,269	$41,493	$46,847

Net income per share:
Basic	$1.08	$1.13	$1.91	$2.12
Diluted	$1.07	$1.11	$1.88	$2.08

Weighted average shares and equivalent shares outstanding:
Basic	21,778	22,191	21,693	22,034
Diluted	22,074	22,590	22,004	22,460
Comprehensive income	$15,323	$28,943	$42,354	$61,828

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Cash Flows
(In thousands of USD, unaudited)

	For the Six Months Ended
	June 30, 2012	July 2, 2011
OPERATING ACTIVITIES:
Net income	$41,493	$46,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,659	12,311
Amortization of intangibles	2,858	3,195
Stock-based compensation	3,725	3,040
Non-cash inventory charge	205	3,678
Excess tax benefit on share-based compensation	(2,246)	(3,685)
Loss (gain) on sale of assets	60	(100)
Changes in operating assets and liabilities:
Accounts receivable	(21,679)	(18,886)
Inventories	(2,150)	(1,475)
Accounts payable	7,173	5,851
Accrued expenses (including post-retirement)	(6,930)	581
Accrued payroll and severance	(3,163)	(7,437)
Accrued taxes	1,093	2,888
Prepaid expenses and other	(521)	(739)
Net cash provided by operating activities	32,577	46,069

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(6,747)	(10,559)
Acquisition of business, net of cash acquired	(23,521)	50
Purchase of investment	(10,000)	—
Purchase of short-term investments	(4,616)	—
Proceeds from sales of short-term investments	12,401	—
Proceeds from sale of assets	441	253
Net cash used in investing activities	(32,042)	(10,256)

FINANCING ACTIVITIES:
Proceeds from debt	17,000	85,000
Payments of term debt	—	(49,000)
Payments of revolving credit facility	(17,500)	(40,000)
Debt issuance costs	—	(716)
Cash dividends paid	(7,806)	(6,613)
Proceeds from exercise of stock options	10,698	20,673
Excess tax benefit on share-based compensation	2,246	3,685
Net cash provided by financing activities	4,638	13,029

Effect of exchange rate changes on cash and cash equivalents	(371)	5,362

Increase in cash and cash equivalents	4,802	54,204
Cash and cash equivalents at beginning of period	164,016	109,720
Cash and cash equivalents at end of period	$168,818	$163,924

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Littelfuse, Inc. and its subsidiaries (the “company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information. Accordingly, certain information and disclosures normally included in the statement of financial information, results of operations and cash flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 29, 2012. For further information, refer to the company’s consolidated financial statements and the notes thereto incorporated by reference in the company’s Annual Report on Form 10-K for the year ended December 31, 2011. The company evaluated subsequent events through the date of its financial statements when filed with the Securities and Exchange Commission (“SEC”).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Acquisition of Businesses, continued

The following table sets forth the purchase price allocation for Selco’s acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair market or net realizable values.

Selco’s purchase price allocation (in thousands):
Cash	$5
Current assets, net	3,815
Property, plant and equipment, net	183
Distribution network	3,547
Trademarks	389
Patents and licenses	1,439
Goodwill	6,303
Current liabilities	(4,549)
$11,132

All Selco goodwill and other assets and liabilities were recorded in the Electrical business unit segment and reflected in the Europe geographical area. The goodwill resulting from this acquisition consists largely of the company’s expected future product sales and synergies from combining Selco’s products with the company’s existing product offerings. The distribution network is being amortized over three to 10 years. The trademarks are being amortized over five years. The patents and licenses are being amortized over 10 years. Goodwill for the above acquisition is not expected to be deductible for tax purposes.

As required by purchase accounting rules, the company recorded a $0.7 million step-up of inventory to its fair value as of the acquisition date. During the fourth quarter of 2011, as this inventory was sold, cost of goods sold included $0.5 million of non-cash charges for this step-up. The remaining $0.2 million was included in cost of goods sold for the three months ended March 31, 2012.

On May 31, 2012, the company acquired 100% of ACCEL AB (“Accel”), a manufacturer of advanced electromechanical products, including sensors and switches primarily for the automotive industry, for approximately $23.9 million. The acquisition allows the company to expand its automotive product offering and establish a presence in the growing automotive sensor market within its Automotive business unit segment. Accel is based in Vänersborg, Sweden with a manufacturing facility located in Kaunas, Lithuania. The company funded the acquisition with available cash.

The following table sets forth the preliminary purchase price allocation for Accel acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair market or net realizable values. The preliminary purchase price allocation reflected below is based on initial internal estimates as an external valuation has been commenced but is not yet available due to the recent date of the acquisition.

Accel’s preliminary purchase price allocation (in thousands):
Cash	$344
Current assets, net	8,282
Property, plant and equipment, net	2,367
Other assets	5
Goodwill	7,952
Other intangibles	8,928
Current liabilities	(4,013)
$23,865

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Acquisition of Businesses, continued

All Accel goodwill and other assets and liabilities were recorded in the Automotive business unit segment and reflected in the Europe geographical area. The goodwill resulting from this acquisition consists largely of the company’s expected future product sales and synergies from combining Accel’s products with the company’s existing product offerings.  Goodwill for the above acquisition is not expected to be deductible for tax purposes.

Pro forma financial information is not presented for the company’s business acquisitions described above due to amounts not being material.

3. Inventories

The components of inventories at June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012	December 31, 2011
Raw material	$25,916	$26,919
Work in process	16,172	10,704
Finished goods	38,741	37,952
Total inventories	$80,829	$75,575

4. Investments

Included in the company’s investments are shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company whose shares are traded on the Taiwan Stock Exchange.  The Polytronics investment was acquired as part of the Littelfuse GmbH acquisition. The fair value of the Polytronics investment was €9.2 million (approximately $11.5 million) at June 30, 2012 and €6.8 million (approximately $8.9 million) at December 31, 2011, based on the quoted market price at the close of business corresponding to each date. Included in Other Comprehensive Income (Loss), for the six months ended June 30, 2012, is an unrealized gain of $3.1 million, due to the increase in fair market value. The remaining difference in fair market value of this investment was due to the impact of changes in exchange rates, which is included as a component of the currency translation adjustments of Other Comprehensive Income (Loss).

In 2011, the company invested $6.0 million in certain preferred stock of Shocking Technologies, Inc. (“Shocking Technologies”), a research and development company in the electronics industry located in San Jose, California. Shocking Technologies is a developer of circuit protection products for the computer and telecommunication markets. In April 2012, the company made an additional $10.0 million investment.  The company has now invested $16.0 million in Shocking Technologies for an ownership stake of approximately 18%.  The company has accounted for its investment in Shocking Technologies, Inc. at cost as the company does not exert significant influence thereon and as the fair value of the investment is not readily determinable.

5. Debt

The carrying amounts of long-term debt at June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012	December 31,2011
Revolving credit facility	$85,242	$85,000
Less: Current maturities	85,242	85,000
Total long-term debt	$—	$—

On June 13, 2011, the company entered into a new credit agreement with certain commercial banks that provides an unsecured revolving credit facility in an amount of up to $150.0 million, with a potential to increase up to $225.0 million. At June 30, 2012, the company had available $64.9 million of borrowing capacity under the revolver credit agreement at an interest rate of LIBOR plus 1.250% (1.50% as of June 30, 2012). The credit agreement replaces the company’s previous credit agreement dated July 21, 2006 and loan agreement dated September 29, 2008, and, unless terminated earlier, will terminate on June 13, 2016. During the second quarter of 2011, $0.2 million of previously capitalized debt issuance costs were written off as a non-cash charge and $0.7 million of new debt issuance costs incurred was capitalized and will  be amortized over the life of the new credit agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Debt, continued

During the second quarter of 2011, as part of the new refinancing arrangement discussed above, $47.0 million of indebtedness that was due on the previous term loan was settled and rolled-over into the revolving credit facility by the lender.

The company has a secured bank credit line in Sweden that provides a €1.0 million (approximately $1.2 million) line of credit at an interest rate of LIBOR plus 2.1% (2.3% as of June 30, 2012). The company had available $0.5 million of borrowing capacity under this line of credit at June 30, 2012.

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

The company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The fair value is based upon either market quotes for actively traded instruments or independent bids for non-exchange traded instruments. The company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions to the hedged risk. On the date the derivative is entered into, the company designates the derivative as a fair value hedge, cash flow hedge or a net investment hedge, and accounts for the derivative in accordance with its designation. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the company discontinues hedge accounting, and any deferred gains or losses are recorded in the respective measurement period. At June 30, 2012, the company does not have any outstanding derivative instruments.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Fair Value of Financial Assets and Liabilities, continued

Available-for-sale securities

Equity securities listed on a national market or exchange are valued at the last sales price and comprise the Company’s investment in Polytronics. Such securities are classified within Level 1 of the valuation hierarchy.

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

The company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 2 or Level 3 during the six months ended June 30, 2012. There were no changes during the six months ended June 30, 2012, to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of June 30, 2012, the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of June 30, 2012 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Available-for-sale securities	$11,508	$—	$—	$11,508
Short-term investments	5,475	—	—	5,475
Total	$16,983	$—	$—	$16,983

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 31, 2011 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Available-for-sale securities	$8,867	$—	$—	$8,867
Short-term investments	13,997	—	—	13,997
Total	$22,864	$—	$—	$22,864

The company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, current portion of long-term debt, and long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and current portion of long-term debt approximate their fair values. The company’s long-term debt fair value approximates book value at June 30, 2012 and December 31, 2011, respectively, as the long-term debt variable interest rates fluctuate along with market interest rates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. Earnings Per Share

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. Earnings Per share, continued

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	For the Three Months Ended		For the Six Months Ended
(in thousands except per share amounts)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net income as reported	$23,604	$25,269	$41,493	$46,847
Less: Distributed earnings available to participating securities	(6)	(2)	(11)	(5)
Less: Undistributed earnings available to participating securities	(31)	(103)	(81)	(155)
Numerator for basic earnings per share —
Undistributed and distributed earnings available to common shareholders	$23,567	$25,164	$41,401	$46,687
Add: Undistributed earnings allocated to participating securities	31	102	80	155
Less: Undistributed earnings reallocated to participating securities	(31)	(100)	(79)	(152)
Numerator for diluted earnings per share —
Undistributed and distributed earnings available to common shareholders	$23,567	$25,166	$41,402	$46,690
Denominator for basic earnings per share —
Weighted-average shares	21,778	22,191	21,693	22,034
Effect of dilutive securities:
Common stock equivalents	296	399	310	426
Denominator for diluted earnings per share —
Adjusted for weighted-average shares & assumed conversions	22,074	22,590	22,004	22,460
Basic earnings per share	$1.08	$1.13	$1.91	$2.12
Diluted earnings per share	$1.07	$1.11	$1.88	$2.08

9. Restructuring

During the period 2006 through 2009, the company announced closures of its facilities in Dundalk, Ireland, Irving, Texas, Des Plaines, Illinois, Elk Grove, Illinois, Matamoros, Mexico, Swindon, U.K., Dünsen, Germany, Utrecht, Netherlands, and Yangmei, Taiwan. These manufacturing and distribution center closures were part of a multi-year plan to improve the company’s cost structure and margins by rationalizing the company’s footprint, reducing labor costs and moving closer to customers. As of June 30, 2012, all of these facility closures have been completed except for Yangmei, Taiwan. Together, these initiatives have impacted approximately 946 employees and resulted in aggregate restructuring charges of $53.8 million through June 30, 2012. The company does not expect to incur any additional costs associated with these facility closures and related restructuring activities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Restructuring, continued

A summary of activity of this liability for the year ended December 31, 2011, and six months ended June 30, 2012 is as follows:

Littelfuse restructuring (in thousands)
Balance at January 1, 2011	$3,765
Additions	594
Payments	(2,941)
Exchange rate impact	23
Balance at December 31, 2011	1,441
Additions	59
Payments	(1)
Exchange rate impact	17
Balance at March 31, 2012	1,516
Additions	—
Payments	(193)
Exchange rate impact	(20)
Balance at June 30, 2012	$1,303

Additional costs recorded that are not related to the initial restructuring plans discussed above were $0.1 million and $0.4 million for the six months ended June 30, 2012 and year ended December 31, 2011, respectively

10. Income Taxes

The effective tax rate for the second quarter of 2012 was 27.2% compared to an effective tax rate of 27.4% in the second quarter of 2011.  The lower current quarter effective tax rate is below the statutory tax rate primarily due to the result of more income earned in low tax jurisdictions.

11. Pensions

The components of net periodic benefit cost for the three and six and months ended June 30, 2012, compared with the three and six months ended July 2, 2011, were (in thousands):

	U.S. Pension Benefits				Foreign Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Service cost	$150	$155	$300	$280	$191	$153	$383	$306
Interest cost	1,241	1,282	2,481	2,555	196	182	391	364
Expected return on plan assets	(1,655)	(1,631)	(3,310)	(3,259)	(121)	(121)	(242)	(242)
Amortization of prior service cost	-	-	-	-	-	(1)	-	(1)
Amortization of net (gain) loss	84	195	169	374	17	8	34	15
Total cost (credit) of the plan	(180)	1	(360)	(50)	283	221	566	442
Expected plan participants’ contribution	-	-	-	-	-	-	-	-
Net periodic benefit cost (credit)	$(180)	$1	$(360)	$(50)	$283	$221	$566	$442

The expected rate of return assumption on domestic pension assets is approximately 7.8% and 8.5% in 2012 and 2011, respectively. The expected return on foreign pension assets is approximately 4.5% and 4.5% in 2012 and 2011, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Business Unit Segment Information

The company and its subsidiaries design, manufacture and sell circuit protection devices throughout the world. The company reports its operations by the following business unit segments: Electronics, Automotive, and Electrical. Each operating segment is directly responsible for sales, marketing and research and development. Manufacturing, purchasing, logistics, customer service, finance, information technology and human resources are shared functions that are allocated back to the three operating segments. The Chief Executive Officer (“CEO”) allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes inclusive of depreciation and amortization, but does not evaluate the operating segments using discrete balance sheet information.

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

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM is the company’s President and CEO.

Business unit segment information for the three and six months ended June 30, 2012 and July 2, 2011 are summarized as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales
Electronics	$89,508	$98,390	$166,562	$185,743
Automotive	51,450	50,397	104,076	104,254
Electrical	34,895	27,828	65,793	53,778
Total net sales	$175,853	$176,615	$336,431	$343,775

Depreciation and amortization
Electronics	$5,112	$5,394	$10,598	$10,677
Automotive	1,502	1,624	2,951	3,039
Electrical	952	897	1,968	1,790
Total depreciation and amortization	$7,566	$7,915	$15,517	$15,506

Operating income (loss)
Electronics	$15,778	$20,700	$25,889	$38,363
Automotive	6,965	7,731	16,471	18,125
Electrical	9,353	7,456	15,560	13,995
Other(a)	—	(596)	—	(4,274)
Total operating income	32,096	35,291	57,920	66,209
Interest expense	421	521	844	857
Other (income) expense, net	(757)	(11)	(656)	(37)
Income before income taxes	$32,432	$34,781	$57,732	$65,389

(a) Included in “Other” operating income for the three months ended July 2, 2011 are acquisition related fees.  Included  in “Other” operating income (loss) for the six months ended July 2, 2011 is a non-cash charge of $3.7 million for the sale of inventory that had been stepped-up to fair value at the acquisition date of Cole Hersee in 2010 as required by purchase accounting rules. As the inventory was sold, the non-cash charge impacted operating income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Business Unit Segment Information, continued

The company’s significant net sales by country for the three and six months ended June 30, 2012 and July 2, 2011 are summarized as follows (in thousands):

	For the Three Months Ended(a)		For the Six Months Ended(a)
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

United States	$59,370	$60,858	$114,610	$118,641
China	37,677	40,361	68,127	75,557
Other countries	78,806	75,396	153,694	149,577
Total	$175,853	$176,615	$336,431	$343,775
(a) Sales by country represent sales to customer or distributor locations.

The company’s significant long-lived assets by country as of June 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	Long-lived assets(b)
	June 30, 2012	December 31, 2011

United States	$90,686	$92,482
China	42,808	45,466
Canada	41,361	42,299
Other countries	114,601	98,917
Total	$289,456	$279,164
(b) Long-lived assets includes net property, plant and equipment, intangible assets, net of amortization, and goodwill.

13. Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The following table sets forth the computation of comprehensive income for the three and six months ended June 30, 2012 and July 2, 2011, respectively (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net income	$23,604	$25,269	$41,493	$46,847
Other comprehensive income items:
Currency translation adjustments	(9,648)	4,570	(2,252)	15,028
Unrealized gain (loss) on available-for-sale securities, net of $0 income taxes	1,308	(868)	3,120	278
Pension liability adjustment, net tax	59	(28)	(7)	(325)
Comprehensive income	$15,323	$28,943	$42,354	$61,828

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	June 30, 2012	December 31, 2011

Pension liability adjustment(a)	$(13,585)	$(13,578)
Unrealized gain on investments(b)	9,762	6,642
Foreign currency translation adjustment	13,315	15,567
Total	$9,492	$8,631
(a)  Net of tax of $7,190 and $7,186 for 2012 and 2011, respectively.
(b)  Net of tax of $0 and $0 for 2012 and 2011, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14. Recent Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Littelfuse, Inc. and its subsidiaries (the “company”) design, manufacture, and sell circuit protection devices for use in the electronics, automotive and electrical markets throughout the world. The following table is a summary of the company’s net sales by business unit and geography:

Net Sales by Business Unit and Geography (in millions, unaudited)

	Second Quarter			Year-to-Date
	2012	2011	% Change	2012	2011	% Change
Business Unit
Electronics	$89.5	$98.4	(9%)	$166.5	$185.7	(10%)
Automotive	51.5	50.4	2%	104.1	104.3	0%
Electrical	34.9	27.8	25%	65.8	53.8	22%

Total	$175.9	$176.6	0%	$336.4	$343.8	(2%)

	Second Quarter			Year-to-Date
	2012	2011	% Change	2012	2011	% Change
Geography(a)
Americas	$80.9	$75.7	7%	$154.9	$146.5	6%
Europe	27.1	31.1	(13%)	54.8	63.6	(14%)
Asia-Pacific	67.9	69.8	(3%)	126.7	133.7	(5%)

Total	$175.9	$176.6	0%	$336.4	$343.8	(2%)

(a)	Sales by geography represent sales to customer or distributor locations.

Results of Operations – Second Quarter, 2012 compared to 2011

Net sales decreased $0.7 million or less than 1% to $175.9 million in the second quarter of 2012 compared to $176.6 million in the second quarter of 2011 due primarily to a decline in the company’s electronics business offset by stronger electrical and automotive sales. The decline in the electronics business was primarily attributable to more normalized inventory levels in the distribution channels in 2012 compared to significant channel inventory build in 2011. Net sales in 2012 included an incremental $2.8 million related to the company’s acquisitions. The company also experienced $4.1 million in unfavorable foreign currency effects in the second quarter of 2012 as compared to the second quarter of 2011. The unfavorable foreign currency impact primarily resulted from sales denominated in euros.

Electronics sales decreased $8.9 million or 9% to $89.5 million in the second quarter of 2012 compared to $98.4 million in the second quarter of 2011. The lower sales in 2012 was primarily the result of a significant channel inventory build in the second quarter of 2011, as discussed above. The electronics segment experienced $1.2 million in unfavorable currency effects in the second quarter of 2012 primarily from sales denominated in euros.

Automotive sales increased $1.1 million or 2% to $51.5 million in the second quarter of 2012 compared to $50.4 million in the second quarter of 2011 due primarily to strong commercial vehicle products sales, growth in automotive fuse sales in the U.S. and Asia and incremental sales from the Accel acquisition of $1.3 million. This growth was partially offset by weaker demand in the European markets. The automotive segment experienced $2.1 million in unfavorable currency effects in the second quarter of 2012 primarily due to sales denominated in euros.

Electrical sales increased $7.1 million or 25% to $34.9 million in the second quarter of 2012 compared to $27.8 million in the second quarter of 2011 due to continued strong organic growth for protection relays and custom mining products and the addition of $1.6 million in incremental sales related to Selco. The electrical segment experienced $0.8 million in unfavorable currency effects in the second quarter of 2012 primarily from sales denominated in Canadian dollars.

On a geographic basis, sales in the Americas increased $5.2 million or 7% to $80.9 million in the second quarter of 2012 compared to $75.7 million in the second quarter of 2011 due to increased sales of protection relays and custom mining products offset by weaker electronics sales and $0.8 million in unfavorable currency effects primarily from sales denominated in Canadian dollars.

Europe sales decreased $4.0 million or 13% to $27.1 million in the second quarter of 2012 compared to $31.1 million in the second quarter of 2011 mainly due to lower demand for electronics and automotive products and $3.2 million in unfavorable currency effects reflecting a weaker euro offset by an increase in sales of electrical products.

Asia-Pacific sales decreased $1.9 million or 3% to $67.9 million in the second quarter of 2012 compared to $69.8 million in the second quarter of 2011 primarily due to lower demand in consumer electronics partially offset by increases in automotive and electrical product sales. The Asia-Pacific region also experienced $0.1 million in unfavorable currency effects primarily from sales denominated in Korean won.

Gross profit was $69.6 million or 40% of net sales for the second quarter of 2012 compared to $70.0 million or 40% of net sales in the same quarter last year.

Total operating expense was $37.5 million or 21% of net sales for the second quarter of 2012 compared to $34.7 million or 20% of net sales for the same quarter in 2011. The increase in operating expenses primarily reflects incremental operating expenses of $1.7 million from business acquisitions.

Operating income for the second quarter of 2012 was approximately $32.1 million compared to operating income of $35.3 million for the same quarter in 2011 primarily due to lower sales and higher operating expenses as described above.

Interest expense was $0.4 million in the second quarter of 2012 compared to $0.5 million for the second quarter of 2011. Other (income) expense, net, consisting of interest income, royalties, non-operating income and foreign currency items was approximately $0.8 million of income for the second quarter of 2012 compared to less than $0.1 million of income in the second quarter of 2011.

Income before income taxes was $32.4 million for the second quarter of 2012 compared to income before income taxes of $34.8 million for the second quarter of 2011. Income tax expense was $8.8 million with an effective tax rate of 27.2% for the second quarter of 2012 compared to income tax expense of $9.5 million with an effective tax rate of 27.4% in the second quarter of 2011.

Net income for the second quarter of 2012 was $23.6 million or $1.07 per diluted share compared to net income of $25.3 million or $1.11 per diluted share for the same quarter of 2011.

Results of Operations – Six Months, 2012 compared to 2011

Net sales decreased $7.4 million or 2% to $336.4 million for the first six months of 2012 compared to $343.8 million in the first six months of 2011 primarily due to swings in distributor inventory levels in the electronics business offset by growth in the electrical business. Net sales in 2012 included an incremental $4.5 million related to the company’s acquisitions. The company also experienced $5.3 million in unfavorable foreign currency effects in the first six months of 2012 as compared to the prior year. This unfavorable impact primarily resulted from sales denominated in euros and Canadian dollars.

Electronics sales decreased $19.2 million or 10% to $166.5 million in the first six months of 2012 compared to $185.7 million in the first six months of 2011. The decrease reflects a normalization of channel inventories in 2012 after a weak first quarter which was negatively impacted by inventory de-stocking. The year-over-year decline was primarily the result of a significant channel inventory build in the second quarter of 2011. The electronics segment also experienced $1.5 million in unfavorable foreign currency effects in the first six months of 2012 as compared to the first six months of 2011. This unfavorable impact primarily resulted from sales denominated in euros.

Automotive sales decreased $0.2 million or less than 1% to $104.1 million in the first six months of 2012 compared to $104.3 million in the first six months of 2011 due to lower automotive fuse sales offset by growth in commercial vehicle product sales and incremental sales from the Accel acquisition of $1.3 million. The automotive segment also experienced $2.7 million in unfavorable foreign currency effects in the first six months of 2012 as compared to the first six months of 2011 primarily resulting from sales denominated in euros.

Electrical sales increased $12.0 million or 22% to $65.8 million in the first six months of 2012 compared to $53.8 million in the first six months of 2011 primarily due to continued strong growth for protection relays and custom mining products. The electrical segment also experienced $1.1 million in unfavorable foreign currency effects in the first six months of 2012 as compared to the first six months of 2011 primarily resulting from sales in Canadian dollars.

On a geographic basis, sales in the Americas increased $8.4 million or 6% to $154.9 million in the first six months of 2012 compared to $146.5 million in the first six months of 2011, primarily due to increased sales in the electrical business segment. The Americas region also experienced $1.0 million in unfavorable foreign currency effects in the first six months of 2012 as compared to the first six months of 2011. This decrease resulted primarily from sales denominated in Canadian dollars.

Europe sales decreased $8.8 million or 14% to $54.8 million in the first six months of 2012 compared to $63.6 million in the first six months of 2011 mainly due to decreased automotive and electronics sales. The Europe region  experienced $4.4 million in unfavorable foreign currency effects in the first six months of 2012 as compared to the first six months of 2011. This decrease primarily resulted from sales denominated in euros.

Asia-Pacific sales decreased $7.0 million or 5% to $126.7 million in the first six months of 2012 compared to $133.7 million in the first six months of 2011 primarily due to decreased electronic sales partially offset by  increased automotive and electrical sales. The decline in electronics sales resulted from an inventory correction in the first half of 2012 and lower demand. The Asia-Pacific region also experienced $0.1 million in favorable foreign currency effects in the first six months of 2012 as compared to the first six months of 2011.

Gross profit was $130.4 million or 39% of net sales for the first six months of 2012 compared to $134.7 million or 37% of net sales in the first six months of last year. Gross profit for the first six months of 2011 was negatively impacted by $3.7 million which was the additional cost of goods sold for Cole Hersee inventory which had been stepped-up to fair value at the acquisition date as required by purchase accounting rules. Excluding the impact of this adjustment, gross profit was $138.4 million or 40% of net sales for the first six months of 2011. The decline in gross margin was attributable to lower sales volume  and negative currency effects in 2012.

Total operating expense was $72.5 million or 22% of net sales for the first six months of 2012 compared to $68.5 million or 19% of net sales for the first six months in 2011. The increase in operating expense primarily reflects incremental operating expenses of $3.2 million from the company’s business acquisitions in 2012.

Operating income for the first six months of 2012 was approximately $57.9 million compared to  $66.2 million for the first six months in 2011 due to the decrease in sales and incremental operating expenses discussed above.

Interest expense was $0.8 million in the first six months of 2012 compared to $0.9 million for the first six months of 2011. Interest expense was higher in 2011 as compared to 2012 due to debt issuance costs incurred related to the new credit agreement in 2011. Other (income) expense, net, consisting of interest income, royalties, non-operating income and foreign currency items was $0.7 million of income for the first six months of 2012 compared to less than $0.1 million of income in the first six months of 2011. The year over year change resulted primarily from dividend income in 2012.

Income before income taxes was $57.7 million for the six months of 2012 compared to income before income taxes of $65.4 million for the first six months of 2011. Income tax expense was $16.2 million with an effective tax rate of 28.1% for the first six months of 2012 compared to $18.5 million with an effective tax rate of 28.4% in the first six months of 2011. The change in effective tax rate is due to the mix of income (loss) by jurisdiction.

Net income for the first six months of 2012 was $41.5 million or $1.88 per diluted share compared to net income of $46.8 million or $2.08 per diluted share for the first six months of 2011.

Liquidity and Capital Resources

The company historically has financed capital expenditures through cash flows from operations. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the company’s operations and its debt obligations for the foreseeable future.

Revolving Credit Facilities

On June 13, 2011 the company entered into a domestic unsecured financing agreement, which expires on June 13, 2016, consisting of a credit agreement with certain commercial banks that provides a $150.0 million revolving credit facility, with a potential to increase up to $225.0 million upon request of the company and agreement with the lenders.  At June 30, 2012, the company had available $64.9 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 1.250% (1.50% as of June 30, 2012).

This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage and net worth. At June 30, 2012, the company was in compliance with all covenants under the revolving credit facility.

The company also had $0.8 million outstanding in letters of credit at June 30, 2012.  No amounts were drawn under these letters of credit at June 30, 2012.

The company has a secured bank credit line in Sweden that provides a €1.0 million (approximately $1.2 million) line of credit at an interest rate of LIBOR plus 2.1% (2.3% as of June 30, 2012). The company had available $0.5 million of borrowing capacity under this line of credit at June 30, 2012.

Other Obligations

The company started 2012 with $164.0 million of cash and cash equivalents. Net cash provided by operating activities was approximately $32.6 million for the first six months of 2012 reflecting $41.5 million in net income and $17.3 million in non-cash adjustments (primarily $15.5 million in depreciation and amortization) offset by $26.2 million in net changes to various operating assets and liabilities. Changes in various operating assets and liabilities (including short-term and long-term items) that impacted cash flows negatively for the first six months of 2012 consisted of net increases in accounts receivable ($21.7 million) due to higher sales in the second quarter of 2012 as compared to the fourth quarter of 2011, inventory ($2.1 million), prepaid and other assets ($0.5 million), accrued payroll ($3.2 million), and accrued expenses ($6.9 million). The decrease in accrued expenses was due primarily to a $5.0 million pension contribution made during the first quarter of 2012. Changes that had a positive impact on cash flows were increases in accounts payable ($7.2 million) and increases in accrued income taxes ($1.1 million).

Net cash used in investing activities was approximately $32.0 million and included $23.5 million net of cash acquired for the acquisition of Accel, a $10.0 million additional investment in Shocking Technologies and $6.7 million in capital spending, offset by net proceeds of $7.8 million for maturities of short-term investments and $0.4 million in proceeds from sales of assets.

Net cash provided by financing activities was approximately $4.6 million and included $0.5 million in net payments from borrowing, the exercise of stock options including tax benefits of $12.9 million offset by cash dividends paid of $7.8 million. The effects of exchange rate changes decreased cash and cash equivalents by approximately $0.4 million. The net cash provided by operating activities combined with the effects of exchange rate changes less net cash used in investing and financing activities resulted in a $4.8 million increase in cash, which left the company with a cash and cash equivalents balance of approximately $168.8 million at June 30, 2012.

The ratio of current assets to current liabilities was 2.6 to 1 at the end of the second quarter of 2012 compared to 2.5 to 1 at year-end 2011 and 2.6 to 1 at the end of the second quarter of 2011. Days sales outstanding in accounts receivable was approximately 60 days at the end of the second quarter of 2012 compared to 61 days at the end of the second quarter of 2011 and 57 days at year-end 2011. Days inventory outstanding was approximately 69 days at the end of the second quarter of 2012 compared to 73 days at the year-end 2011 and 68 days at end of the second quarter of 2011.

Outlook

Momentum in the company’s sales and order rates had slowed in late 2011 and early in the first quarter of 2012 but has begun to rebound. End demand remains solid across most of the company’s markets. Distributor inventories for the electronics business have been reduced and distributor orders began to pick up in the first half of 2012. Automotive revenue is growing in the U.S. and Asia but this is being offset by weakness in Europe. In the electrical segment, the custom products and protection relay businesses continue to grow driven primarily by strength in the mining sector. The electrical fuse business is relatively flat as solid industrial performance is being offset by weakness in non-residential construction and solar.

For the second half of 2012, the outlook is mixed. We expect growth to continue in the electrical business driven by strong momentum in the mining sector and some recovery in the solar business. On the other hand, the electronics and automotive end markets are expected to be relatively flat.

On the cost side, the company is beginning to benefit from lower prices for commodity metals and oil. However, the favorable margin impacts from these lower costs are expected to be offset by continued headwinds from a weak euro.

The company continues to invest in plant and infrastructure in support of the company’s growth initiatives. However, capital spending for 2012, which was previously estimated to be $30 to $35 million, is now expected to be approximately $25 million due to the delay of several projects.

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

Interest Rates

The company had $85.2 million in debt outstanding under revolving credit facilities at June 30, 2012, at variable rates. While 100% of this debt has variable interest rates, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in Mexico, Canada, Denmark, Lithuania, China, Taiwan and the Philippines. During the first six months of 2012, sales to customers outside the U.S. were 65.9% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan or Taiwanese dollars.

The company’s foreign exchange exposures result primarily from sale of products in foreign currencies, foreign currency denominated purchases, employee-related and other costs of running operations in foreign countries and translation of balance sheet accounts denominated in foreign currencies. The company’s most significant long exposure is to the euro, with lesser long exposures to the Canadian dollar, Japanese yen and Korean won. The company’s most significant short exposures are to the Chinese yuan, Mexican peso and Philippine peso. Changes in foreign exchange rates could affect the company’s sales, costs, balance sheet values and earnings. The company uses netting and offsetting intercompany account management techniques to reduce known foreign currency exposures where possible. From time to time, the company has utilized derivative instruments to hedge certain foreign currency exposures deemed to be material.

Commodity Prices

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper, zinc, gold, and silver where at current prices and volumes, a 10% price change would affect annual pre-tax profit by approximately $1.8 million for copper, $0.6 million for zinc, $0.7 million for gold, and $1.1 million for silver. From time to time, the company has utilized derivative instruments to hedge certain commodity exposures deemed to be material.

Item 4. Controls and Procedures.

As of June 30, 2012, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the company and its consolidated subsidiaries has been made known to them by the employees of the company and its consolidated subsidiaries during the period preceding the filing of this Quarterly Report on Form 10-Q and that such information is accurately recorded, processed, summarized and reported within the time periods specified in SEC rules. There were no significant changes in the company’s internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the company’s internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the company’s Chief Executive Officer and Chief Financial Officer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2012 to April 30, 2013. The company did not repurchase any shares of its common stock during the  first six months of fiscal 2012 and 1,000,000 shares may yet be purchased under the previous authorization as of June 30, 2012. The company withheld 23,081 shares of stock in lieu of withholding taxes on behalf of employees who became vested in restricted stock option grants during the first six months of 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1	Change of Control Agreement effective as of May 17, 2012, between Littelfuse, Inc. and Daniel F. Stanek.

10.2	Change of Control Agreement effective as of May 17, 2012 between Littelfuse, Inc. and Ian Highley.

31.1	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

Date: August 3, 2012	By	/s/ Philip G. Franklin
Philip G. Franklin Vice President, Operations Support, Chief Financial Officer and Treasurer (As duly authorized officer and as the principal financial and accounting officer)