Form 10-Q
period 2012-09-29
LITTELFUSE INC /DE
filed 2012-11-02
CIK 889331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-20388

LITTELFUSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8755 W. Higgins Road, Suite 500
Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

(773) 628-1000

(Registrant's telephone number, including area code)

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

As of October 26, 2012, 23,471,470 shares of common stock, $0.01 par value, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LITTELFUSE, INC.

Condensed Consolidated Balance Sheets

(In thousands of USD, except share amounts)

	September 29, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$207,398	$164,016
Short-term investments	-	13,997
Accounts receivable, less allowances	109,179	92,088
Inventories	81,073	75,575
Deferred income taxes	11,174	11,895
Prepaid expenses and other current assets	13,982	14,219
Assets held for sale	6,936	6,592
Total current assets	429,742	378,382
Property, plant and equipment:
Land	6,226	4,888
Buildings	54,426	52,730
Equipment	302,785	281,521
	363,437	339,139
Accumulated depreciation	(245,407)	(220,255)
Net property, plant and equipment	118,030	118,884
Intangible assets, net of amortization:
Patents, licenses and software	15,779	10,753
Distribution network	19,397	19,307
Customer lists, trademarks and tradenames	15,319	14,523
Goodwill	133,356	115,697
Investments	26,819	14,867
Deferred income taxes	2,719	4,191
Other assets	2,186	1,820

Total assets	$763,347	$678,424

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,389	$19,934
Accrued payroll	20,145	23,048
Accrued expenses	10,316	8,861
Accrued severance	1,145	1,843
Accrued income taxes	12,991	10,591
Current portion of long-term debt	88,534	85,000
Total current liabilities	160,520	149,277
Accrued post-retirement benefits	10,691	15,292
Other long-term liabilities	11,608	12,752
Total equity	580,528	501,103

Total liabilities and equity	$763,347	$678,424

Common shares issued and outstanding of 21,958,405 and 21,552,529, at September 29, 2012, and December 31, 2011, respectively.

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Comprehensive Income

(In thousands of USD, except per share data, unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net sales	$172,688	$173,987	$509,119	$517,762

Cost of sales	104,052	105,516	310,059	314,594

Gross profit	68,636	68,471	199,060	203,168

Selling, general and administrative expenses	30,601	32,015	90,199	87,851
Research and development expenses	5,505	5,297	15,553	14,754
Amortization of intangibles	1,599	1,585	4,457	4,780
	37,705	38,897	110,209	107,385

Operating income	30,931	29,574	88,851	95,783

Interest expense	454	414	1,298	1,271
Other (income) expense, net	(516)	(1,897)	(1,172)	(1,934)

Income before income taxes	30,993	31,057	88,725	96,446

Income taxes	6,995	6,118	23,234	24,660

Net income	$23,998	$24,939	$65,491	$71,786

Net income per share:
Basic	$1.09	$1.13	$3.00	$3.25
Diluted	$1.08	$1.12	$2.96	$3.19

Weighted average shares and equivalent shares outstanding:
Basic	21,923	22,000	21,770	22,023
Diluted	22,162	22,287	22,055	22,407

Comprehensive income	$34,320	$7,301	$76,674	$69,133

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Cash Flows

(In thousands of USD, unaudited)

	For the Nine Months Ended
	September 29, 2012	October 1, 2011
OPERATING ACTIVITIES:
Net income	$65,491	$71,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,029	19,030
Amortization of intangibles	4,457	4,780
Impairment of assets held for sale	549	2,320
Stock-based compensation	5,574	4,501
Non-cash inventory charge	567	3,678
Excess tax benefit on share-based compensation	(2,471)	(3,873)
Loss (gain) on disposal of fixed assets	62	(258)
Changes in operating assets and liabilities:
Accounts receivable	(12,756)	(12,266)
Inventories	58	(4,370)
Prepaid expenses and other	(748)	(1,504)
Accounts payable	5,640	1,023
Accrued expenses (including post-retirement)	(5,234)	(28)
Accrued payroll and severance	(4,646)	(4,918)
Accrued taxes	479	4,052
Net cash provided by operating activities	76,051	83,953

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(12,797)	(12,381)
Business acquisition settlement	—	50
Business acquisitions, net of cash acquired	(34,016)	(11,127)
Purchase of investment	(10,000)	(3,000)
Purchase of short-term investments	(4,616)	—
Proceeds from sales of short-term investments	17,805	—
Proceeds from sale of assets	495	574
Net cash used in investing activities	(43,129)	(25,884)

FINANCING ACTIVITIES:
Proceeds from debt	20,251	110,000
Payments of term debt	—	(49,000)
Payments of revolving credit facility	(17,500)	(42,000)
Purchases of common stock	—	(37,091)
Debt issuance costs	—	(716)
Cash dividends paid	(12,181)	(10,633)
Proceeds from exercise of stock options	13,411	21,738
Excess tax benefit on share-based compensation	2,471	3,873
Net cash provided by (used in) financing activities	6,452	(3,829)

Effect of exchange rate changes on cash and cash equivalents	4,008	(536)

Increase in cash and cash equivalents	43,382	53,704
Cash and cash equivalents at beginning of period	164,016	109,720
Cash and cash equivalents at end of period	$207,398	$163,424

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Littelfuse, Inc. and its subsidiaries (the “company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information. Accordingly, certain information and disclosures normally included in the statement of financial information, results of operations and cash flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the period ended September 29, 2012 are not necessarily indicative of the results that may be expected for the year ending December 29, 2012. For further information, refer to the company's consolidated financial statements and the notes thereto incorporated by reference in the company's Annual Report on Form 10-K for the year ended December 31, 2011. The company evaluated subsequent events through the date of its financial statements when filed with the Securities and Exchange Commission (“SEC”).

2. Acquisition of Businesses

Cole Hersee Company

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

The following table sets forth the final purchase price allocation for Cole Hersee's net assets in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair market or net realizable values.

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

2. Acquisition of Businesses, continued

Selco A/S

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

The following table sets forth the purchase price allocation for Selco's acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair market or net realizable values.

Selco A/S purchase price allocation (in thousands):
Cash	$5
Current assets, net	3,815
Property, plant and equipment, net	183
Distribution network	3,547
Trademarks	389
Patents and licenses	1,439
Goodwill	6,303
Current liabilities	(4,549)
$11,132

All Selco goodwill and other assets and liabilities were recorded in the Electrical business unit segment and reflected in the Europe geographical area. The goodwill resulting from this acquisition consists largely of the company's expected future product sales and synergies from combining Selco's products with the company's existing product offerings. The distribution network is being amortized over three to 10 years. The trademarks are being amortized over five years. The patents and licenses are being amortized over 10 years. Goodwill for the above acquisition is not expected to be deductible for tax purposes.

As required by purchase accounting rules, the company recorded a $0.7 million step-up of inventory to its fair value as of the acquisition date. During the fourth quarter of 2011, as this inventory was sold, cost of goods sold included $0.5 million of non-cash charges for this step-up. The remaining $0.2 million was included in cost of goods sold for the three months ended March 31, 2012.

Accel AB

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Acquisition of Businesses, continued

Accel AB preliminary purchase price allocation (in thousands):
Cash	$344
Current assets, net	8,643
Property, plant and equipment, net	3,437
Other assets	7
Goodwill	11,827
Distribution network	1,321
Trademarks	1,259
Patents and licenses	2,435
Current liabilities	(5,408)
$23,865

All Accel goodwill and other assets and liabilities were recorded in the Automotive business unit segment and reflected in the Europe geographical area. The distribution network is being amortized over 3 to ten years. Trademarks are being amortized over 5 years. Patents and licenses are being amortized over 10 years. The goodwill resulting from this acquisition consists largely of the company's expected future product sales and synergies from combining Accel's products with the company's existing product offerings. Goodwill for the above acquisition is not expected to be deductible for tax purposes.

As required by purchase accounting rules, the company recorded a $0.4 million step-up of inventory to its fair value as of the acquisition date. During the third quarter of 2012, as the inventory was sold, cost of goods sold included $0.4 million of non-cash charges for this step-up.

Terra Power

On September 26, 2012, the company acquired 100% of Terra Power, a U.S. manufacturer of electromechanical components including power distribution modules and fuse holders for commercial vehicle products in the automotive industry for $10.6 million. The acquisition allows the company to strengthen its position in the commercial vehicle products market by adding new products and new customers within its Automotive business unit segment. Terra Power is based in Bellingham, Washington. The company funded the acquisition with available cash.

All Terra Power goodwill and other assets and liabilities were recorded in the Automotive business unit segment and reflected in the Americas geographical area. The goodwill resulting from this acquisition consists largely of the company's expected future product sales and synergies from combining Terra Power's products with the company's existing commercial vehicle product offerings. Goodwill for the above acquisition is expected to be deductible for tax purposes.

The following table sets forth the preliminary purchase price allocation for Terra Power acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair market or net realizable values. The preliminary purchase price allocation reflected below is based on initial internal estimates.

Terra Power preliminary purchase price allocation (in thousands):
Cash	$105
Current assets, net	1,625
Property, plant and equipment, net	457
Goodwill	4,435
Other intangibles	4,191
Current liabilities	(213)
$10,600

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Acquisition of Businesses, continued

Pro forma financial information is not presented for the company's business acquisitions described above due to amounts not being material.

3. Inventories

The components of inventories at September 29, 2012 and December 31, 2011 are as follows (in thousands):

	September 29, 2012	December 31, 2011
Raw material	$26,057	$26,919
Work in process	13,776	10,704
Finished goods	41,240	37,952
Total inventories	$81,073	$75,575

4. Investments

Included in the company's investments are shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company whose shares are traded on the Taiwan Stock Exchange. The Polytronics investment was acquired as part of the Littelfuse GmbH acquisition. The fair value of the Polytronics investment was €8.4 million (approximately $10.8 million) at September 29, 2012 and €6.8 million (approximately $8.9 million) at December 31, 2011, based on the quoted market price at the close of business corresponding to each date. Included in Other Comprehensive Income (Loss), for the nine months ended September 29, 2012, is an unrealized gain of $2.0 million, due to the increase in fair market value. The remaining difference in fair market value of this investment was due to the impact of changes in exchange rates, which is included as a component of the currency translation adjustments of Other Comprehensive Income (Loss).

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

5. Debt

The carrying amounts of long-term debt at September 29, 2012 and December 31, 2011 are as follows (in thousands):

	September 29, 2012	December 31,2011
Revolving credit facility	$88,534	$85,000
Less: Current maturities	88,534	85,000
Total long-term debt	$—	$—

On June 13, 2011, the company entered into a new credit agreement with certain commercial banks that provides an unsecured revolving credit facility in an amount of up to $150.0 million, with a potential to increase up to $225.0 million. At September 29, 2012, the company had available $61.9 million of borrowing capacity under the revolver credit agreement at an interest rate of LIBOR plus 1.25% (1.46% as of September 29, 2012). The credit agreement replaces the company's previous credit agreement dated July 21, 2006 and loan agreement dated September 29, 2008, and, unless terminated earlier, will terminate on June 13, 2016. During the second quarter of 2011, $0.2 million of previously capitalized debt issuance costs were written off as a non-cash charge and $0.7 million of new debt issuance costs incurred was capitalized and will be amortized over the life of the new credit agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Debt, continued

During the second quarter of 2011, as part of the new refinancing arrangement discussed above, $47.0 million of indebtedness that was due on the previous term loan was settled and rolled-over into the revolving credit facility by the lender.

The company has a secured bank credit line in Sweden that provides a €1.0 million (approximately $1.3 million) line of credit at an interest rate of LIBOR plus 2.1% (2.3% as of September 29, 2012). The company had available €0.2 million of borrowing capacity (approximately $0.3 million) under this line of credit at September 29, 2012.

6. Financial Instruments and Risk Management

Occasionally, the company uses financial instruments to manage its exposures to movements in commodity prices, foreign exchange and interest rates. The use of these financial instruments modifies the company's exposure to these risks with the goal of reducing the risk or cost to the company. The company does not use derivatives for trading purposes and is not a party to leveraged derivative contracts.

The company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The fair value is based upon either market quotes for actively traded instruments or independent bids for non-exchange traded instruments. The company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions to the hedged risk. On the date the derivative is entered into, the company designates the derivative as a fair value hedge, cash flow hedge or a net investment hedge, and accounts for the derivative in accordance with its designation. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the company discontinues hedge accounting, and any deferred gains or losses are recorded in the respective measurement period. At September 29, 2012, the company does not have any outstanding derivative instruments.

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

Available-for-sale securities

Equity securities listed on a national market or exchange are valued at the last sales price and comprise the Company's investment in Polytronics. Such securities are classified within Level 1 of the valuation hierarchy.

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

The company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 2 or Level 3 during the nine months ended September 29, 2012. There were no changes during the nine months ended September 29, 2012, to the company's valuation techniques used to measure asset and liability fair values on a recurring basis. As of September 29, 2012, the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of September 29, 2012 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Available-for-sale securities	$10,819	$—	$—	$10,819
Total	$10,819	$—	$—	$10,819

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 31, 2011 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Available-for-sale securities	$8,867	$—	$—	$8,867
Short-term investments	13,997	—	—	13,997
Total	$22,864	$—	$—	$22,864

The company's other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, current portion of long-term debt, and long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and current portion of long-term debt approximate their fair values. The company's long-term debt fair value approximates book value at September 29, 2012 and December 31, 2011, respectively, as the long-term debt variable interest rates fluctuate along with market interest rates.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. Earnings Per Share , continued

Effective December 28, 2008, the company adopted the authoritative guidance. The company's unvested share-based payment awards, such as certain performance shares, restricted shares and restricted share units that contain non-forfeitable rights to dividends, meet the criteria of a participating security. The adoption changed the methodology of computing the company's earnings per share to the two-class method from the treasury stock method. This change has not affected previously reported earnings per share, consolidated net earnings or net cash flows from operations. Under the two-class method, earnings are allocated between common stock and participating securities. The presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities. As such, the company presents basic and diluted earnings per share for its one class of common stock.

The two-class method includes an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and undistributed earnings for the period. The company's reported net earnings is reduced by the amount allocated to participating securities to arrive at the earnings allocated to common stock shareholders for purposes of calculating earnings per share.

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

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	For the Three Months Ended		For the Nine Months Ended
(in thousands except per share amounts)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net income as reported	$23,998	$24,939	$65,491	$71,786
Less: Distributed earnings available to participating securities	(9)	(6)	(21)	(11)
Less: Undistributed earnings available to participating securities	(19)	(68)	(102)	(257)
Numerator for basic earnings per share —
Undistributed and distributed earnings available to common shareholders	$23,970	$24,865	$65,368	$71,518
Add: Undistributed earnings allocated to participating securities	19	68	102	257
Less: Undistributed earnings reallocated to participating securities	(19)	(67)	(100)	(253)
Numerator for diluted earnings per share —
Undistributed and distributed earnings available to common shareholders	$23,970	$24,866	$65,370	$71,522
Denominator for basic earnings per share —
Weighted-average shares	21,923	22,000	21,770	22,023
Effect of dilutive securities:
Common stock equivalents	239	287	285	384
Denominator for diluted earnings per share —
Adjusted for weighted-average shares & assumed conversions	22,162	22,287	22,055	22,407
Basic earnings per share	$1.09	$1.13	$3.00	$3.25
Diluted earnings per share	$1.08	$1.12	$2.96	$3.19

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Restructuring

During the period 2006 through 2009, the company announced closures of its facilities in Dundalk, Ireland, Irving, Texas, Des Plaines, Illinois, Elk Grove, Illinois, Matamoros, Mexico, Swindon, U.K., Dünsen, Germany, Utrecht, Netherlands, and Yangmei, Taiwan. These manufacturing and distribution center closures were part of a multi-year plan to improve the company's cost structure and margins by rationalizing the company's footprint, reducing labor costs and moving closer to customers. As of September 29, 2012, all of these facility closures have been completed except for Yangmei, Taiwan. Together, these initiatives have impacted approximately 946 employees and resulted in aggregate restructuring charges of $53.9 million through September 29, 2012. The company does not expect to incur any significant additional costs associated with these facility closures and related restructuring activities.

A summary of activity of this liability for the year ended December 31, 2011, and nine months ended September 29, 2012 is as follows:

Littelfuse restructuring (in thousands)

Balance at January 1, 2011	$3,765
Additions	594
Payments	(2,941)
Exchange rate impact	23
Balance at December 31, 2011	1,441
Additions	59
Payments	(1)
Exchange rate impact	17
Balance at March 31, 2012	1,516
Additions	-
Payments	(193)
Exchange rate impact	(20)
Balance at June 30, 2012	1,303
Additions	61
Payments	(399)
Exchange rate impact	16
Balance at September 29, 2012	$981

Additional costs recorded that are not related to the initial restructuring plans discussed above were $0.2 million and $0.4 million at September 29, 2012 and at December 31, 2011, respectively

10. Asset Impairments

During the third quarter of 2012, the company recorded an asset impairment charge of approximately $0.5 million in operating income. This charge reflects the write-down of the company's previously closed manufacturing facility in Dünsen, Germany to its final anticipated net selling price for which the impending sale is expected to close during the fourth quarter of 2012. Also, during the third quarter of 2012, the company reclassified its Yangmei, Taiwan facility to Assets held for sale. The carrying values of the company's Assets held for sale are $5.5 million and $0.3 million for the previously closed manufacturing facilities in Des Plaines, Illinois, and Dünsen, Germany, respectively, and $1.2 million for the Yangmei, Taiwan facility as of September 29, 2012.

11. Income Taxes

The effective tax rate for the third quarter of 2012 was 22.6% compared to an effective tax rate of 19.7% in the third quarter of 2011.  The current quarter effective tax rate is below the statutory tax rate primarily due to the result of more income earned in low tax jurisdictions and favorable tax return to tax provision adjustments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Pensions

The components of net periodic benefit cost for the three and nine months ended September 29, 2012, compared with the three and nine months ended October 1, 2011, were (in thousands):

	U.S. Pension Benefits				Foreign Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Service cost	$150	$140	$450	$420	$192	$152	$575	$458
Interest cost	1,240	1,277	3,721	3,832	195	181	586	545
Expected return on plan assets	(1,655)	(1,629)	(4,965)	(4,888)	(120)	(120)	(362)	(362)
Amortization of prior service cost	-	-	-	-	(1)	-	(1)	(1)
Amortization of net (gain) loss	85	187	254	561	18	8	52	23
Total cost (credit) of the plan	(180)	(25)	(540)	(75)	284	221	850	663
Expected plan participants' contribution	-	-	-	-	-	-	-	-
Net periodic benefit cost (credit)	$(180)	$(25)	$(540)	$(75)	$284	$221	$850	$663

The expected rate of return assumption on domestic pension assets is approximately 7.8% and 8.5% in 2012 and 2011, respectively. The expected return on foreign pension assets is approximately 4.5% and 4.5% in 2012 and 2011, respectively.

Pension Buyout

The company has amended the Littelfuse Retirement Plan to allow participants who meet certain requirements to elect, during a limited window period that expires on October 31, 2012, to receive their vested retirement benefits in a lump sum on (or for certain participants annuity payments, on and after) December 1, 2012.  This amendment is likely to trigger settlement accounting for those participants who elect to take the lump sum (or annuity) option, and will result in an accounting gain or loss when such settlements occur in the fourth quarter of 2012.  The company is not currently able to estimate the amount of the settlement gain or loss until the population of eligible participants who elect this option is known.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Business Unit Segment Information, continued

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM is the company's President and CEO.

Business unit segment information for the three and nine months ended September 29, 2012 and October 1, 2011 are summarized as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales
Electronics	$87,779	$96,288	$254,342	$282,032
Automotive	51,878	47,703	155,954	151,957
Electrical	33,031	29,996	98,823	83,773
Total net sales	$172,688	$173,987	$509,119	$517,762

Depreciation and amortization
Electronics	$5,115	$5,940	$15,713	$16,616
Automotive	1,911	1,442	4,862	4,481
Electrical	943	923	2,911	2,713
Total depreciation and amortization	$7,969	$8,305	$23,486	$23,810

Operating income (loss)
Electronics	$17,186	$18,610	$43,075	$56,974
Automotive	7,018	6,456	23,489	24,580
Electrical	8,235	7,472	23,795	21,467
Other(a)	(1,508)	(2,964)	(1,508)	(7,238)
Total operating income	30,931	29,574	88,851	95,783
Interest expense	454	414	1,298	1,271
Other (income) expense, net	(516)	(1,897)	(1,172)	(1,934)
Income before income taxes	$30,993	$31,057	$88,725	$96,446

(a) Included in “Other” operating income for the three and nine months ended September 29, 2012 are acquisitions related fees of $0.6 million, impairment charges of $0.5 million as described in Note 10, and a non-cash charge of $0.4 million for the sale of inventory that had been stepped-up to fair value at the acquisition date of Accel as required by purchase accounting rules. As the inventory was sold, the non-cash charge impacted operating income. Included in “Other” operating income for the three and nine months ended October 1, 2011 are asset impairment charges of $2.3 million. Included in “Other” operating income for the nine months ended October 1, 2011 are acquisition related fees of $1.0 million and a non-cash charge of $3.7 million for the sale of inventory that had been stepped-up to fair value at the acquisition date of Cole Hersee in 2010 as required by purchase accounting rules. As the inventory was sold, the non-cash charge impacted operating income.

The company's significant net sales by country for the three and nine months ended September 29, 2012 and October 1, 2011 are summarized as follows (in thousands):

	For the Three Months Ended(a)		For the Nine Months Ended(a)
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

United States	$56,043	$56,225	$170,653	$174,895
China	39,282	41,159	107,409	116,694
Other countries	77,363	76,603	231,057	226,173
Total	$172,688	$173,987	$509,119	$517,762

(a)Net sales by country represent sales to customer or distributor locations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Business Unit Segment Information, continued

The company's significant long-lived assets by country as of September 29, 2012 and December 31, 2011 are summarized as follows (in thousands):

	Long-lived assets(b)
	September 29, 2012	December 31, 2011

United States	$98,603	$92,482
China	42,075	45,466
Canada	43,506	42,299
Other countries	117,698	98,917
Total	$301,882	$279,164

(b) Long-lived assets include net property, plant and equipment, intangible assets, net of amortization, and goodwill.

14. Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The following table sets forth the computation of comprehensive income for the three and nine months ended September 29, 2012 and October 1, 2011, respectively (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net income	$23,998	$24,939	$65,491	$71,786
Other comprehensive income items:
Currency translation adjustments	11,522	(14,678)	9,270	354
Unrealized gain (loss) on available-for-sale securities, net of $0 income taxes	(1,127)	(3,037)	1,993	(2,759)
Pension liability adjustment, net tax	(73)	77	(80)	(248)
Comprehensive income	$34,320	$7,301	$76,674	$69,133

The components of accumulated other comprehensive income (loss) at September 29, 2012 and December 31, 2011 were as follows (in thousands):

	September 29, 2012	December 31, 2011

Pension liability adjustment(a)	$(13,658)	$(13,578)
Unrealized gain on investments(b)	8,635	6,642
Foreign currency translation adjustment	24,837	15,567
Total	$19,814	$8,631

(a) Net of tax of $7,229 and $7,186 for 2012 and 2011, respectively.

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

In June 2011, the FASB issued authoritative guidance that will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011. The company adopted the new guidance on January 1, 2012, which resulted in a different presentation in its consolidated financial statements.

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

In July 2012, the FASB issued authoritative guidance on testing indefinite-lived intangible assets for impairment. Under the revised guidance, entities testing indefinite-lived intangible assets for impairment will have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. The amendment is effective for annual and interim indefinite-lived asset impairment tests performed for fiscal years beginning after September 15, 2012. The company believes that adoption of new guidance will have no effect on its consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Littelfuse, Inc. and its subsidiaries (the “company”) design, manufacture, and sell circuit protection devices for use in the electronics, automotive and electrical markets throughout the world. The following table is a summary of the company's net sales by business unit and geography:

	Net Sales by Business Unit and Geography (in millions, unaudited)
	Third Quarter			Year-to-Date
	2012	2011	% Change	2012	2011	% Change
Business Unit
Electronics	$87.8	$96.3	(9%)	$254.3	$282.0	(10%)
Automotive	51.9	47.7	9%	156.0	152.0	3%
Electrical	33.0	30.0	10%	98.8	83.8	18%

Total	$172.7	$174.0	(1%)	$509.1	$517.8	(2%)

	Third Quarter			Year-to-Date
	2012	2011	% Change	2012	2011	% Change
Geography(a)
Americas	$75.8	$75.7	0%	$230.8	$222.2	4%
Europe	27.3	27.3	0%	82.1	91.0	(10%)
Asia-Pacific	69.6	71.0	(2%)	196.2	204.6	(4%)

Total	$172.7	$174.0	(1%)	$509.1	$517.8	(2%)

(a)	Sales by geography represent sales to customer or distributor locations.

Results of Operations – Third Quarter, 2012 compared to 2011

Net sales decreased $1.3 million or 1% to $172.7 million in the third quarter of 2012 compared to $174.0 million in the third quarter of 2011 due primarily to a decline in the electronics business offset by stronger electrical and automotive sales. The decline in the electronics business was primarily attributable to a reduction of inventory levels in the distribution channels in 2012 compared to inventory build in 2011. Net sales in 2012 included an incremental $5.5 million related to the company's acquisitions. The company also experienced $3.7 million in unfavorable foreign currency effects in the third quarter of 2012 as compared to the third quarter of 2011. The unfavorable foreign currency impact primarily resulted from sales denominated in euros.

Electronics sales decreased $8.5 million or 9% to $87.8 million in the third quarter of 2012 compared to $96.3 million in the third quarter of 2011. The lower sales in 2012 was primarily the result of a significant channel inventory build in the third quarter of 2011, as discussed above. The electronics segment experienced $1.3 million in unfavorable currency effects in the third quarter of 2012 primarily from sales denominated in euros.

Automotive sales increased $4.2 million or 9% to $51.9 million in the third quarter of 2012 compared to $47.7 million in the third quarter of 2011 due primarily to an incremental $5.1 million in sales related to Accel. Excluding Accel, automotive net sales decreased $0.9 million or 2% in the third quarter of 2012 as compared to the prior year's quarter. The automotive segment experienced $1.9 million in unfavorable currency effects primarily from sales denominated in euros.

Electrical sales increased $3.0 million or 10% to $33.0 million in the third quarter of 2012 compared to $30.0 million in the third quarter of 2011 due to continued growth for protection relays and custom mining products and an upturn in solar sales reflecting the success of new products. The electrical segment experienced $0.5 million in unfavorable currency effects in the third quarter of 2012 primarily from sales denominated in Canadian dollars.

On a geographic basis, sales in the Americas increased $0.1 million or less than 1% to $75.8 million in the third quarter of 2012 compared to $75.7 million in the third quarter of 2011 due to increased electrical and passenger vehicle sales offset by weaker electronics and commercial vehicle sales and $0.3 million in unfavorable currency effects from sales denominated in Canadian dollars.

Europe sales were unchanged at $27.3 million in both the third quarter of 2012 and the third quarter of 2011. Sales from the recently-acquired Accel and higher electrical sales were offset by lower sales of electronics and $3.2 million in unfavorable currency effects.

Asia-Pacific sales decreased $1.4 million or 2% to $69.6 million in the third quarter of 2012 compared to $71.0 million in the third quarter of 2011 primarily due to lower demand in consumer electronics offset by stronger automotive sales and $0.2 million in unfavorable currency effects primarily from sales denominated in Korean won.

Gross profit was $68.6 million or 39.7% of net sales for the third quarter of 2012 compared to $68.5 million or 39.4% of net sales in the same quarter last year. The slight increase in gross margin was primarily attributable to operating efficiencies and lower commodity costs partially offset by unfavorable currency effects.

Total operating expense was $37.7 million or 22% of net sales for the third quarter of 2012 compared to $38.9 million or 22% of net sales for the same quarter in 2011. The decrease in operating expenses primarily reflects operating expenses from impairment charges of $2.3 million recorded during the third quarter of 2011 versus impairment charges of $0.5 million in the third quarter of 2012 as discussed in Note 10.

Operating income for the third quarter of 2012 was approximately $31.0 million compared to operating income of $29.6 million for the same quarter in 2011 primarily due to higher gross margin and lower operating expenses as described above.

Interest expense was $0.5 million in the third quarter of 2012 compared to $0.4 million for the third quarter of 2011. Interest expense increased in the third quarter of 2012 compared to the same quarter last year due to higher debt balances in 2012 as compared to 2011. Other (income) expense, net, consisting of interest income, royalties, non-operating income, asset impairments and foreign currency items was $0.5 million of income for the third quarter of 2012 compared to $1.9 million of income in the third quarter of 2011. The year over year change resulted primarily from foreign exchange revaluation.

Income before income taxes was $31.0 million for the third quarter of 2012 compared to income before income taxes of $31.1 million for the third quarter of 2011. Income tax expense was $7.0 million with an effective tax rate of 22.6% for the third quarter of 2012 compared to income tax expense of $6.1 million with an effective tax rate of 19.7% in the third quarter of 2011. Although both periods benefited from favorable tax adjustments, the adjustments were larger in the third quarter of 2011.

Net income for the third quarter of 2012 was $24.0 million or $1.08 per diluted share compared to net income of $24.9 million or $1.12 per diluted share for the same quarter of 2011.

Results of Operations – Nine Months, 2012 compared to 2011

Net sales decreased $8.7 million or 2% to $509.1 million for the first nine months of 2012 compared to $517.8 million in the first nine months of 2011 due primarily to swings in distributor inventory levels in the electronics business partially offset by growth in the electrical business and $10.0 million of incremental revenue from the acquisitions of Accel and Selco. The company also experienced $9.0 million in unfavorable currency effects primarily from sales denominated in euros and other currencies.

Electronics sales decreased $27.7 million or 10% to $254.3 million in the first nine months of 2012 compared to $282.0 million in the first nine months of 2011. In addition to swings in distributor inventory levels, the electronics segment experienced $2.9 million in unfavorable currency effects in the first nine months of 2012 as compared to the first nine months of 2011. This unfavorable impact primarily resulted from sales denominated in euros.

Automotive sales increased $4.0 million or 3% to $156.0 million in the first nine months of 2012 compared to $152.0 million in the first nine months of 2011 primarily due to an incremental $6.4 million of Accel sales offset by $4.5 million in unfavorable currency effects primarily from sales denominated in euros.

Electrical sales increased $15.0 million or 18% to $98.8 million in the first nine months of 2012 compared to $83.8 million in the first nine months of 2011 primarily due to continued growth in protection relays and custom products and an upturn in solar sales reflecting the success of new products. The electrical segment also experienced $1.6 million in unfavorable currency effects primarily from sales denominated in Canadian dollars.

On a geographic basis, sales in the Americas increased $8.6 million or 4% to $230.8 million in the first nine months of 2012 compared to $222.2 million in the first nine months of 2011 primarily due to increased sales in the electrical business segment. The Americas region also experienced $1.3 million in unfavorable currency effects from sales denominated in Canadian dollars.

Europe sales decreased $8.9 million or 10% to $82.1 million in the first nine months of 2012 compared to $91.0 million in the first nine months of 2011 due to decreased automotive and electronics sales partially offset by an increase in sales to the electrical market. The Europe region also experienced $7.6 million in unfavorable currency effects primarily from sales denominated in euros.

Asia-Pacific sales decreased $8.4 million or 4% to $196.2 million in the first nine months of 2012 compared to $204.6 million in the first nine months of 2011 primarily due to decreased electronic sales partially offset by increased automotive and electrical sales. The decline in electronics sales resulted from an inventory correction in the first nine months of 2012 and lower demand. The Asia-Pacific region also experienced $0.1 million in unfavorable currency effects primarily from sales denominated in Japanese yen and Korean won.

Gross profit was $199.1 million or 39% of net sales for the first nine months of 2012 compared to $203.2 million or 39% of net sales in the first nine months of last year. Gross profit for the first nine months of 2011 was negatively impacted by a $3.7 million charge which was the additional cost of goods sold for Cole Hersee inventory which had been stepped-up to fair value at the acquisition date as required by purchase accounting rules. Excluding the impact of this adjustment, gross profit was $206.9 million or 40% of net sales for the first nine months of 2011. The decline in gross margin was attributable to lower sales volume and negative currency effects in 2012.

Total operating expense was $110.2 million or 22% of net sales for the first nine months of 2012 compared to $107.4 million or 21% of net sales for the first nine months in 2011. The increase in operating expense for 2012 primarily reflects incremental operating expenses of $5.3 million from business acquisitions. Excluding the impact of acquisitions, operating expense was $104.9 million or 21% of net sales for the first nine months of 2012.

Operating income for the first nine months of 2012 was approximately $88.7 million compared to $95.8 million for the first nine months in 2011 due to the decrease in sales and incremental operating expense discussed above.

Interest expense was $1.3 million in both the first nine months of 2012 and 2011. Other expense (income), net, consisting of interest income, royalties, non-operating income and foreign currency items was $1.2 million of income for the first nine months of 2012 compared to $1.9 million of income in the first nine months of 2011. The year over year change resulted primarily from foreign exchange revaluation.

Income before income taxes was $88.7 million for the nine months of 2012 compared to income before income taxes of $96.4 million for the first nine months of 2011. Income tax expense was $23.2 million with an effective tax rate of 26.2% for the first nine months of 2012 compared to $24.7 million with an effective tax rate of 25.6% in the first nine months of 2011. The change in effective tax rate is primarily due to the mix of income by jurisdiction.

Net income for the first nine months of 2012 was $65.5 million or $2.96 per diluted share compared to net income of $71.8 million or $3.19 per diluted share for the first nine months of 2011.

Liquidity and Capital Resources

The company historically has financed capital expenditures through cash flows from operations. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the company's operations and its debt obligations for the foreseeable future.

Revolving Credit Facilities

On June 13, 2011 the company entered into a domestic unsecured financing agreement, which expires on June 13, 2016, consisting of a credit agreement with certain commercial banks that provides a $150.0 million revolving credit facility, with a potential to increase up to $225.0 million upon request of the company and agreement with the lenders. At September 29, 2012, the company had available $61.9 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 1.25% (1.46% as of September 29, 2012).

This arrangement contains covenants that, among other things, impose limitations on the incurrence of additional indebtedness, and restrict future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other things, interest coverage and leverage. At September 29, 2012, the company was in compliance with all covenants under the revolving credit facility.

The company also had $0.8 million outstanding in letters of credit at September 29, 2012. No amounts were drawn under these letters of credit at September 29, 2012.

The company has a secured bank credit line in Sweden that provides a €1.0 million (approximately $1.3 million) line of credit at an interest rate of LIBOR plus 2.1% (2.3% as of September 29, 2012). The company had available €0.2 million of borrowing capacity (approximately $0.3 million) under this line of credit at September 29, 2012.

Other Obligations

The company started 2012 with $164.0 million of cash and cash equivalents. Net cash provided by operating activities was approximately $76.1 million for the first nine months of 2012 reflecting $65.5 million in net income and $27.8 million in non-cash adjustments (primarily $23.5 million in depreciation and amortization) offset by $17.1 million in net changes to various operating assets and liabilities. Changes in various operating assets and liabilities (including short-term and long-term items) that impacted cash flows negatively for the first nine months of 2012 consisted of net increases in accounts receivable ($12.8 million) due to higher sales in the third quarter of 2012 as compared to the fourth quarter of 2011, prepaid and other assets ($0.7 million), accrued payroll ($4.6 million), and accrued expenses ($5.2 million). The decrease in accrued expenses was due primarily to a $5.0 million pension contribution made during the first quarter of 2012. Changes that had a positive impact on cash flows were increases in accounts payable ($5.6 million), increases in accrued income taxes ($0.5 million) and decreases in inventory (less than $0.1 million).

Net cash used in investing activities was approximately $43.1 million and included expenditures for business acquisitions, net of cash acquired of $34.0 million, a $10.0 million additional investment in Shocking Technologies and $12.8 million in capital spending, offset by net proceeds of $13.2 million for maturities of short-term investments and $0.5 million in proceeds from sales of assets.

Net cash provided by financing activities was approximately $6.5 million and included $2.8 million in net payments from borrowing, the exercise of stock options including tax benefits of $15.9 million offset by cash dividends paid of $12.2 million. The effects of exchange rate changes increased cash and cash equivalents by approximately $4.0 million. The net cash provided by operating activities combined with the effects of exchange rate changes less net cash used in investing and financing activities resulted in a $43.4 million increase in cash, which left the company with a cash and cash equivalents balance of $207.4 million at September 29, 2012.

The ratio of current assets to current liabilities was 2.7 to 1 at the end of the third quarter of 2012 compared to 2.5 to 1 at year-end 2011 and 2.3 to 1 at the end of the third quarter of 2011. Days sales outstanding in accounts receivable was approximately 58 days at the end of the third quarter of 2012 compared to 58 days at the end of the third quarter of 2011 and 57 days at year-end 2011. Days inventory outstanding was approximately 71 days at the end of the third quarter of 2012 compared to 73 days at the year-end 2011 and 71 days at end of the third quarter of 2011.

Outlook

Momentum in the company's sales and order rates has slowed. End demand has softened in several of the company's key markets including consumer electronics, commercial vehicle and passenger vehicle. As a result of this market weakness, the outlook for the fourth quarter of 2012 is for a somewhat greater-than-seasonal decline in sales and earnings compared to the third quarter of 2012.

The company continues to invest in plant and infrastructure in support of the company's growth initiatives. However, capital spending for 2012, which was previously estimated to be $25 million, is now expected to be less than $20 million due to the delay of several capacity-related projects.

Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).

The statements in this section and the other sections of this report that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of the PSLRA. These statements may involve risks and uncertainties, including, but not limited to, risks relating to product demand and market acceptance, economic conditions, the impact of competitive products and pricing, product quality problems or product recalls, capacity and supply difficulties or constraints, coal mining exposures reserves, failure of an indemnification for environmental liability, exchange rate fluctuations, commodity price fluctuations, the effect of the company's accounting policies, labor disputes, restructuring costs in excess of expectations, pension plan asset returns less than assumed, integration of acquisitions and other risks which may be detailed in the company's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the company's Annual Report on Form 10-K for the year ended December 31, 2011. For a further discussion of the risk factors of the company, please see Item 1A. “Risk Factors” to the company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The company is exposed to market risk from changes in interest rates, foreign exchange rates and commodity prices.

Interest Rates

The company had $88.5 million in debt outstanding under revolving credit facilities at September 29, 2012, at variable rates. While 100% of this debt has variable interest rates, the company's interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.

Foreign Exchange Rates

The majority of the company's operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in Mexico, Canada, Denmark, Lithuania, China, Taiwan and the Philippines. During the first nine months of 2012, sales to customers outside the U.S. were 66.5% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan or Taiwanese dollars.

The company's foreign exchange exposures result primarily from sale of products in foreign currencies, foreign currency denominated purchases, employee-related and other costs of running operations in foreign countries and translation of balance sheet accounts denominated in foreign currencies. The company's most significant long exposure is to the euro, with lesser long exposures to the Canadian dollar, Japanese yen and Korean won. The company's most significant short exposures are to the Chinese yuan, Mexican peso and Philippine peso. Changes in foreign exchange rates could affect the company's sales, costs, balance sheet values and earnings. The company uses netting and offsetting intercompany account management techniques to reduce known foreign currency exposures where possible. From time to time, the company has utilized derivative instruments to hedge certain foreign currency exposures deemed to be material.

Commodity Prices

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company's earnings. The most significant of these exposures is to copper, zinc, gold, and silver where at current prices and volumes, a 10% price change would affect annual pre-tax profit by approximately $1.9 million for copper, $0.6 million for zinc, $0.6 million for gold, and $1.0 million for silver. From time to time, the company has utilized derivative instruments to hedge certain commodity exposures deemed to be material.

Item 4. Controls and Procedures.

As of September 29, 2012, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the company and its consolidated subsidiaries has been made known to them by the employees of the company and its consolidated subsidiaries during the period preceding the filing of this Quarterly Report on Form 10-Q and that such information is accurately recorded, processed, summarized and reported within the time periods specified in SEC rules. There were no changes in the company's internal control over financial reporting during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the company's common stock under a program for the period May 1, 2012 to April 30, 2013. The company did not repurchase any shares of its common stock during the first nine months of fiscal 2012 and 1,000,000 shares may yet be purchased under the current authorization as of September 29, 2012. The company withheld 27,417 shares of stock in lieu of withholding taxes on behalf of employees who became vested in restricted stock option grants during the first nine months of 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1	First Amendment to the Littelfuse, Inc. Retirement Plan effective January 1, 2012.
31.1	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

Date: November 2, 2012	By:	/s/ Philip G. Franklin
Philip G. Franklin
Vice President, Operations Support,
Chief Financial Officer and Treasurer
(As duly authorized officer and as
the principal financial and accounting
officer)