Form 10-K
period 2012-12-29
LITTELFUSE INC /DE
filed 2013-02-27
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

	[X]	Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
(Mark one)		for the fiscal year ended December 29, 2012
Or
	[ ]	Transition Report Pursuant to Section 13 or 15(d)
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of 21,676,302 shares of voting stock held by non-affiliates of the registrant was approximately $1,233,164,821 based on the last reported sale price of the registrant’s Common Stock as reported on the NASDAQ Global Select MarketSM on June 30, 2012.

As of February 15, 2013, the registrant had outstanding 23,608,450 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Littelfuse, Inc. Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1. BUSINESS.

GENERAL

Littelfuse, Inc. and its subsidiaries (the “company” or “Littelfuse” or “we” or “our”) is the world’s leading supplier of circuit protection products for the electronics, automotive and electrical industries. In addition to the broadest and deepest portfolio of circuit protection products and solutions, the company offers a comprehensive line of highly reliable electromechanical and electronic switch and control devices for commercial and specialty vehicles and sensors for automobile safety systems, as well as protection relays and power distribution centers for the safe control and distribution of electricity. The company has a network of global labs that develop new products and product enhancements, provide customer application support and test products for safety, reliability and regulatory compliance.

In the electronics market, the company supplies leading manufacturers such as Alcatel-Lucent, Cisco, Celestica, Delta, Flextronics, Foxconn, Hewlett-Packard, HTC, Huawei, IBM, Intel, Jabil, LG, Motorola, Nokia, Panasonic, Quanta, Samsung, Sanmina-SCI, Seagate, Siemens and Sony. The company is also the leading provider of circuit protection for the automotive industry and the third largest producer of electrical fuses in North America. In the automotive market, the company’s end customers include major automotive manufacturers in North America, Europe and Asia such as BMW, Caterpillar, Chrysler, Daimler Trucks NA, Ford Motor Company, General Motors, Hyundai Group and Volkswagen. The company also supplies wiring harness manufacturers and auto parts suppliers worldwide, including Advance Auto Parts, Continental, Delphi, Lear, Leoni, O’Reilly Auto Parts, Pep Boys, Sumitomo, Valeo and Yazaki. In the electrical market, the company supplies representative customers such as Abbott, Acuity Brands, Dow Chemical, DuPont, GE, General Motors, Heinz, International Paper, John Deere, SMA, First Solar, Samsung, Merck, Poland Springs, Procter & Gamble, Rockwell, United Technologies and 3M. Through the company’s Electrical business, the company supplies industrial ground fault protection in mining and other large industrial operations to customers such as Potash Corporation, Mosaic, Agrium and Cameco. See “Business Environment: Circuit Protection Market.”

The company reports its operations by three business unit segments: Electronics, Automotive, and Electrical. For segment and geographical information and consolidated net sales and operating earnings see “Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and Note 16 of the Notes to Consolidated Financial Statements included in this report.

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

On September 26, 2012, the company acquired 100% of Terra Power Systems, LLC ("Terra Power")  , a U.S. manufacturer of electromechanical components including power distribution modules and fuse holders for commercial vehicle products in the automotive industry for $10.6 million. The acquisition allows the company to strengthen its position in the commercial vehicle products market by adding new products and new customers within its Automotive business unit segment. Terra Power is based in Bellingham, Washington. The company funded the acquisition with available cash.

Net sales by business unit segment for the periods indicated are as follows (in thousands):

	Fiscal Year
	2012	2011	2010
Electronics	$329,466	$354,487	$373,370
Automotive	206,222	197,586	139,096
Electrical	132,225	112,882	95,555
Total	$667,913	$664,955	$608,021

The company operates in three geographic regions: the Americas, Europe and Asia-Pacific. The company manufactures products and sells to customers in all three regions.

Net sales in the company’s three geographic regions, based upon the shipped to destination, are as follows (in thousands):

	Fiscal Year
	2012	2011	2010
Americas	$303,598	$288,592	$227,747
Europe	107,512	114,895	115,113
Asia-Pacific	256,803	261,468	265,161
Total	$667,913	$664,955	$608,021

The company’s products are sold worldwide through distributors, a direct sales force and manufacturers’ representatives. For the fiscal year ended December 29, 2012, approximately 67% of the company’s net sales were to customers outside the United States, including approximately 21% to China.

The company manufactures many of its products on fully integrated manufacturing and assembly equipment. The company maintains product quality through a Global Quality Management System with most manufacturing sites certified under ISO 9001:2000. In addition, several of the Littelfuse manufacturing sites are also certified under TS 16949 and ISO 14001.

References herein to “2012” or “fiscal 2012” refer to the fiscal year ended December 29, 2012. References herein to “2011” or “fiscal 2011” refer to the fiscal year ended December 31, 2011. References herein to “2010” or “fiscal 2010” refer to the fiscal year ended January 1, 2011.

The company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the “Investor Relations” section of the company’s Internet website (http://www.littelfuse.com), as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”), accessible via a link to the website maintained by the SEC. Except as otherwise provided herein, such information is not incorporated by reference into this Annual Report on Form 10-K.

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

Electronic fuses and protectors are devices that contain an element that melts in an overcurrent condition. Electronic miniature and subminiature fuses are designed to provide circuit protection in the limited space requirements of electronic equipment. The company’s fuses are used in a wide variety of electronic products, including mobile phones, flat-screen TVs, computers and telecommunications equipment. The company markets these products under trademarked brand names including PICO® II and NANO2® SMF.

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

The company has expanded the Automotive Business Segment into the commercial vehicle market with the acquisition of Cole Hersee and Terra Power. Additional products in this market include:  power distribution modules, low current switches, high current switches, solenoids and relays, electronic switches, battery management products and ignition key switches.

The company has expanded into the automotive sensor market with the acquisition of Accel AB. Additional products in this market include advanced electromechanical sensors and switches.

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

Power fuses are used to protect circuits in various types of industrial equipment and in industrial and commercial buildings. They are rated and listed under one of many Underwriters Laboratories’ fuse classifications. Major applications for power fuses include protection from over-load and short-circuit currents in motor branch circuits, heating and cooling systems, control systems, lighting circuits, solar and electrical distribution networks.

The company’s POWR-GARD® product line features the Indicator™ series power fuse used in both the OEM and MRO markets. The Indicator™ technology provides visual blown-fuse indication at a glance, reducing maintenance and downtime on production equipment. The Indicator™ product offering is widely used in motor protection and industrial control panel applications.

Protection relays are used to protect personnel and equipment in mining, oil & gas and industrial environments from excessive currents, over voltages and electrical shock hazards called ground-faults. Major applications for protection relays include protection of motor, transformer and power-line distribution circuits. Ground-fault relays are used to protect personnel and equipment in wet environments such as underground mining or water treatment applications where there is a greater risk for electricity to come in contact with water and create a shock hazard.

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

PRODUCT DESIGN AND DEVELOPMENT

The company employs scientific, engineering and other personnel to continually improve its existing product lines and to develop new products at its research and engineering facilities in Champaign and Chicago, Illinois, Boston, Massachusetts, Canada, China, Germany, the Philippines, Taiwan, and Mexico. The Product & Development Technology departments maintain a staff of engineers, chemists, material scientists and technicians whose primary responsibility is to design and develop new products.

Proposals for the development of new products are initiated primarily by sales and marketing personnel with input from customers. The entire product development process usually ranges from a few months to 18 months based on the complexity of development, with continuous efforts to reduce the development cycle. During fiscal years 2012, 2011 and 2010, the company expended $21.2 million, $19.4 million and $17.6 million, respectively, on research, product design and development (“R&D”). During 2010, the company completed moving R&D operations to lower cost locations closer to its customers. R&D operations are now in Canada, China, Germany, the Philippines, Taiwan, and Mexico, as well as the United States.

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

As of December 29, 2012, the company owned 219 patents in North America, 100 patents in the European Union and 149 patents in other foreign countries. The company also has registered trademark protection for certain of its brand names and logos. The 219 North American patents are in the following product categories: 135 electronics, 49 automotive and 35 electrical. Patents and licenses are amortized over a period of 7-12 years, with a weighted average life of 11.8 years. Distribution networks are amortized over a period of 3-20 years, with a weighted average life of 13.6 years. Trademarks and tradenames are amortized over a period of 5-20 years, with a weighted average life of 13.5 years. The company recorded amortization expense of $6.1 million, $6.6 million and $5.0 million in 2012, 2011 and 2010, respectively, related to amortizable intangible assets.

New products are continually being developed to replace older products. The company regularly applies for patent protection on such new products. Although, in the aggregate, the company’s patents are important in the operation of its businesses, the company believes that the loss by expiration or otherwise of any one patent or group of patents would not materially affect its business.

License royalties amounted to $0.7 million, $1.0 million and $0.2 million for fiscal 2012, 2011 and 2010, respectively, and are included in other expense (income), net on the Consolidated Statements of Net Income.

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

In the Asia-Pacific region, the company maintains a direct sales staff and utilizes distributors in Japan, Singapore, Korea, Taiwan, China, Malaysia, Hong Kong, India and the Philippines. In the Americas, the company maintains a direct sales staff in the U.S. and Brazil and utilizes manufacturers’ representatives and distributors in Canada.  In Europe, the company maintains a direct sales force and utilizes manufacturers’ representatives and distributors to support a wide array of customers.

Automotive
The company maintains a direct sales force to service all the major automotive and commercial vehicle OEMs and system suppliers domestically. Over 20 manufacturers’ representatives sell the company’s products to aftermarket fuse retailers such as O’Reilly Auto Parts and Pep Boys. The company also uses about 15 manufacturers’ representatives to sell to the commercial vehicle aftermarket. In Europe, the company uses both a direct sales force and manufacturers’ representatives to distribute its products to OEMs, major system suppliers and aftermarket distributors. In the Asia-Pacific region, the company uses both a direct sales force and distributors to supply to major OEMs and system suppliers.

Electrical
The company markets and sells its power fuses and protection relays through over 35 manufacturers’ representatives across North America. These representatives sell power fuse products through an electrical and industrial distribution network comprised of approximately 2,000 distributor buying locations. These distributors have customers that include electrical contractors, municipalities, utilities and factories (including both MRO and OEM).

The company’s field sales force (including regional sales managers and application engineers) and manufacturers’ representatives call on both distributors and end-users (consulting engineers, municipalities, utilities and OEMs) in an effort to educate these customers on the capabilities and characteristics of the company’s products.

CUSTOMERS

The company sells to over 5,000 customers and distributors worldwide. Sales to Arrow Electronics (an Electronics distributor) were less than 10% of net sales for 2012 and 2011, respectively, but were 10.4% for 2010.  No other single customer accounted for more than 10% of net sales during any of the last three years.  During fiscal 2012, 2011 and 2010, net sales to customers outside the United States accounted for approximately 67%, 66% and 69%, respectively, of the company’s total net sales.

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

BACKLOG

The backlog of unfilled orders at December 29, 2012 was approximately $79.2 million, compared to $92.4 million at December 31, 2011. Substantially all of the orders currently in backlog are scheduled for delivery in 2013.

EMPLOYEES

As of December 29, 2012, the company employed approximately 6,000 employees worldwide. Approximately 730 employees in Mexico and three employees in Germany are covered by collective bargaining agreements. The Mexico collective bargaining agreement, covering employees in Piedras Negras, expires January 31, 2014.

The Germany collective bargaining agreement, covering three employees in Essen, expires March 31, 2013. During 2011, a collective bargaining agreement covering 28 employees at the company’s Dünsen, Germany facility was terminated as a result of plant closure.

Approximately 12% of the company's total workforce was employed under collective bargaining agreements at December 29, 2012.  The employees covered by a collective bargaining agreement that will expire within one year of December 29, 2012 represent less than 1% of the company's total workforce.

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

Littelfuse GmbH, which was acquired by the company in May 2004, is responsible for maintaining closed coal mines from legacy acquisitions. The company is compliant with German regulations pertaining to the maintenance of the mines and has an accrual related to certain of these coal mine shafts based on an engineering study estimating the cost of remediating the dangers (such as a shaft collapse) of certain of these closed coal mine shafts in Germany. The reserve is reviewed annually and calculated based upon the cost of remediating the shafts that the study deems most risky. Further information regarding the coal mine liability reserve is provided in Note 11 of the Notes to Consolidated Financial Statements included in this report.

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

Our revenues may vary significantly from period to period.

Our revenues may vary significantly from one accounting period to another due to a variety of factors including:
•	changes in our customers’ buying decisions;
•	changes in demand for our products;
•	changes in our distributor inventory stocking;
•	our product mix;
•	our effectiveness in managing manufacturing processes;
•	costs and timing of our component purchases;
•	the effectiveness of our inventory control;
•	the degree to which we are able to utilize our available manufacturing capacity;
•	our ability to meet delivery schedules;
•	general economic and industry conditions;
•	local conditions and events that may affect our production volumes, such as labor conditions and political instability; and
•	seasonality of certain product lines.

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

As a resource-intensive manufacturing operation, we are exposed to a variety of market and asset risks, including the effects of changes in foreign currency exchange rates, commodity prices and interest rates. We have multiple sources of supply for the majority of our commodity requirements. However, significant shortages that disrupt the supply of raw materials or result in price increases could affect prices we charge our customers, our product costs and the competitive position of our products and services. We monitor and manage these exposures as an integral part of our overall risk management program, which recognizes the unpredictability of markets and seeks to reduce the potentially adverse effects on our results. Nevertheless, changes in currency exchange rates, commodity prices and interest rates cannot always be predicted. In addition, because of intense price competition and our high level of fixed costs, we may not be able to address such changes even if they are foreseeable. Substantial changes in these rates and prices could have a material adverse effect on our results of operations and financial condition. For additional discussion of interest rate, currency or commodity price risk, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risks.”

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

The market price of our stock has fluctuated widely. Between January 1, 2012 and December 29, 2012, the closing sale price of our common stock ranged between a low of $43.81 and a high of $64.86, experiencing greater volatility over that time than the broader markets. The volatility of our stock price may be related to any number of factors, such as general economic conditions, industry conditions, analysts’ expectations concerning our results of operations, or the volatility of our revenues as discussed above under “Our Revenues May Vary Significantly from Period to Period.” The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

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

Our Information Technology (“IT”) systems could be breached.

We face certain security threats relating to the confidentiality and integrity of our IT systems. Despite implementation of security measures, our IT systems may be vulnerable to damage from computer viruses, cyber attacks and other unauthorized access and these security breaches could result in a disruption to our operations. A material network breach of our IT systems could involve the theft of intellectual property or customer data which may be used by competitors. To the extent that any security breach results in a loss or damage to data, or inappropriate disclosure of confidential or proprietary information, it could cause damage to our reputation, affect our customer relations, lead to claims against us, increase our costs to protect against future damage and could result in a material adverse effect on our business and financial position.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

LITTELFUSE FACILITIES

The company’s operations are located in 44 owned or leased facilities worldwide, totaling approximately 1.6 million square feet. The company’s corporate headquarters is located in the U.S. in Chicago, Illinois.  The company has North American manufacturing facilities in Saskatoon, Canada, Piedras Negras, Mexico, Melchor Muzquiz, Mexico and Bellingham, Washington. During 2010, the European headquarters and the primary European distribution center, previously located in Utrecht, the Netherlands, until the property was sold in 2010, were relocated to Dünsen, Germany. The Dünsen facility was closed during 2011 and sold in 2012.  Manufacturing operations were transferred from Dünsen to Piedras Negras, Mexico. The office and European headquarters were subsequently transferred to Bremen, Germany. The company has added manufacturing facilities in Roskilde, Denmark and Kaunas, Lithuania through acquisitions completed in 2011 and 2012, respectively. The company has entered into a binding agreement for the future sale of its Des Plaines, Illinois, property which was closed in 2009. The Des Plaines building was demolished in 2010 to facilitate the sale of the underlying property. The Dundalk, Ireland facility, which was also closed in 2009, was sold in 2012.

Asia-Pacific operations include sales and distribution centers located in Singapore, Taiwan, Japan, China and Korea, with manufacturing plants in China and the Philippines. The manufacturing plant previously located in Taiwan was closed and sold during 2012. The company does not believe that it will encounter any difficulty in renewing its existing leases upon the expiration of their current terms. Management believes that the company’s facilities are adequate to meet its requirements for the foreseeable future.

The following table provides certain information concerning the company’s facilities at December 29, 2012, and the use of these facilities during fiscal 2012:

Location	Use	Size (sq. ft.)	Lease/Own	Lease Expiration Date	Primary Product
Chicago, Illinois	Administrative, Engineering, Research and Testing	54,838	Leased	2024	Auto, Electronics and Electrical
Elk Grove Village, Illinois	Engineering and Research	5,000	Leased	2013	Auto and Electronics
Bensenville, Illinois	Research and Development	3,140	Leased	2013	Electronics
Champaign, Illinois	Research and Development	13,503	Leased	2025	Auto and Electronics
Campbell, California	Engineering	1,001	Leased	2014	Electronics
Troy, Michigan	Sales	2,224	Leased	2016	Auto
Boston, Massachusetts	Administrative, Engineering, Research and Development	26,000	Leased	2016	Auto
Schertz, Texas	Warehouse and Distribution	32,000	Leased	2014	Auto
Melchor Muzquiz, Mexico	Manufacturing	39,365	Leased	2016	Auto
Bellingham, Washington	Manufacturing	8,000	Leased	2013	Auto
Piedras Negras, Mexico	Administrative / Manufacturing	99,822	Leased	2015	Auto
Piedras Negras, Mexico	Manufacturing	68,088	Leased	2013	Electrical
Piedras Negras, Mexico	Manufacturing	22,381	Leased	2013	Electrical
Piedras Negras, Mexico	Manufacturing	164,785	Owned	—	Auto
Eagle Pass, Texas	Distribution	15,400	Leased	2016	Auto, Electronics and Electrical
Saskatoon, Canada	Manufacturing	67,500	Owned	—	Electrical
Calgary, Canada	Sales	1,000	Leased	2017	Electrical
Sao Paulo, Brazil	Sales	538	Leased	2013	Electronics and Auto
Manaus, Brazil	Warehouse	2,002	Leased	2014	Electronics and Auto
Roskilde, Denmark	Administrative, Manufacturing, Research and Development and Sales	18,740	Leased	2017	Electrical
Dubai, UAE	Sales	1,356	Leased	2014	Electrical
Swindon, U.K.	Administrative	304	Leased	2013	Electronics

Bremen, Germany	Administrative	13,455	Leased	2015	Auto, Electronics and Electrical
Essen, Germany	Leased to third party	37,244	Owned	—	—
Essen, Germany	Administrative	3,703	Leased	2013	Auto and Electronic

Location	Use	Size (sq. ft.)	Lease/Own	Lease Expiration Date	Primary Product
Amsterdam, Netherlands	Warehouse	21,851	Leased	2013	Auto and Electronic
Trollhättan, Sweden	Sales	3,281	Leased	2015	Auto
Stockholm, Sweden	Sales	150	Leased	2013	Auto
Kaunas, Lithuania	Administrative, Manufacturing, Testing, Research and Engineering	15,640	Owned	—	Auto
Kaunas, Lithuania	Manufacturing	35,984	Leased	2014	Auto
Singapore	Sales and Distribution	1,572	Leased	2015	Electronics
Taipei, Taiwan	Sales	7,876	Leased	2014	Electronics
Seoul, Korea	Sales	3,643	Leased	2013	Auto and Electronics
Lipa City, Philippines	Manufacturing	116,046	Owned	—	Electronics
Lipa City, Philippines	Manufacturing	22,733	Leased	2013	Electronics
Dongguan, China	Manufacturing	264,792	Leased	2014	Electronics
Suzhou, China	Manufacturing	143,458	Owned	—	Auto and Electronics
Beijing, China	Sales	452	Leased	2013	Electronics
Shenzen, China	Sales	3,100	Leased	2015	Electronics
Shanghai, China	Sales	4,774	Leased	2015	Auto and Electronics
Chu-Pei City, Taiwan	Research and Development	5,328	Leased	2013	Electronics
Wuxi, China	Manufacturing	221,429	Owned	—	Electronics
Hong Kong, China	Sales	743	Leased	2014	Auto, Electronics and Electrical
Yokohama, Japan	Sales	3,509	Leased	2015	Auto, Electronics and Electrical

Properties with lease expirations in 2013 renew at various times throughout the year. The company does not anticipate any material impact as a result of such expirations.

ITEM 3. LEGAL PROCEEDINGS.

The company is not a party to any material legal proceedings, other than routine litigation incidental to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of the company’s common stock are traded under the symbol “LFUS” on the NASDAQ Global Select MarketSM. As of February 15, 2013, there were 91 holders of record of the company’s common stock.

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

In the case of the Russell 2000 Index and the Dow Jones Electrical Components and Equipment Industry Group Index, a $100 investment made on December 31, 2007, and reinvestment of all dividends is assumed. In the case of the company, a $100 investment made on December 31, 2007, is assumed. (The company paid no dividends in  2007, 2008 or 2009 but did pay dividends in 2010, 2011 and 2012.) Returns for the company’s fiscal years presented above are as of the last day of the respective fiscal year which were  December 27, 2008, January 2, 2010, January 1, 2011, December 31, 2011 and December 29, 2012 for the fiscal years 2008, 2009, 2010, 2011 and 2012 respectively.

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

The Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2012 to April 30, 2013. The company did not repurchase any shares during 2012 and 1,000,000 shares remain available for purchase under the initial program as of December 29, 2012.

The company withheld 27,417 shares of stock in lieu of withholding taxes on behalf of employees who became vested in restricted share units during fiscal 2012. Shares withheld were 23,081 during the period March 31, 2011 to April 28, 2012 and 4,336 during the period June 30, 2012 to July 28, 2012.  Shares withheld are classified as Treasury stock on the Consolidated Balance Sheet.

The table below provides information with respect to the company’s quarterly stock prices and cash dividends declared and paid for each quarter during fiscal 2012 and 2011:

	2012				2011
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$61.23	$58.26	$64.86	$62.70	$52.04	$61.76	$64.82	$58.10
Low	51.93	50.50	55.05	43.81	38.65	38.56	54.40	48.44
Close	59.97	56.54	56.89	62.70	42.98	40.21	60.54	58.10
Dividends	0.20	0.20	0.18	0.18	0.18	0.15	0.15	0.15

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

	2012	2011	2010	2009	2008
Net sales	$667,913	$664,955	$608,021	$430,147	$530,869
Gross profit	258,467	256,694	233,872	125,361	143,669
Operating income	106,870	113,904	107,574	13,695	8,495
Net income	75,332	87,024	78,663	9,411	8,016
Per share of common stock:
Income from continuing operations
- Basic	3.45	3.96	3.58	0.43	0.37
- Diluted	3.40	3.90	3.52	0.43	0.37
Cash dividends paid	0.76	0.63	0.15	—	—
Cash and cash equivalents	235,404	164,016	109,720	70,354	70,937
Total assets	777,728	678,424	621,129	533,127	538,928
Short-term debt	84,000	85,000	33,000	14,183	8,000
Long-term debt, less current portion	—	—	41,000	49,000	72,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Littelfuse, Inc. and its subsidiaries (the “company” or “Littelfuse”) design, manufacture and sell circuit protection devices for use in the electronics, automotive and electrical markets throughout the world. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader with information that will assist in understanding the company’s Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect the Consolidated Financial Statements. The discussion also provides information about the financial results of the various business unit segments to provide a better understanding of how those segments and their results affect the financial condition and results of operations of Littelfuse as a whole.

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

The company reports its operations by three business unit segments: Electronics, Automotive and Electrical. The following table is a summary of the company’s operating segments’ net sales by business unit and geography (in millions):

	Fiscal Year
	2012	2011(b)	2010
Business Unit
Electronics	$329.5	$354.5	$373.4
Automotive(b) (d)	206.2	197.6	139.1
Electrical(c)	132.2	112.9	95.5
Total	$667.9	$665.0	$608.0

Geography(a)
Americas(c)	$303.6	$288.6	$227.7
Europe(d)	107.5	114.9	115.1
Asia-Pacific	256.8	261.5	265.2
Total	$667.9	$665.0	$608.0

(a)	Sales by geography represent sales to customer or distributor locations.
(b)	2012 and 2011 include Cole Hersee net sales of $47.2 million and $46.9 million for fiscal years 2012 and 2011, respectively.
(c)	2012 and 2011 include Selco net sales of $6.0 million and $3.2 million for fiscal years 2012 and 2011, respectively.
(d)	2012 includes Accel and Terra Power net sales of $11.2 million and $1.7 million, respectively.

Business unit segment information is described more fully in Note 16 of the Notes to Consolidated Financial Statements. The following discussion provides an analysis of the information contained in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements at December 29, 2012 and December 31, 2011, and for the three fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011.

Results of Operations — 2012 compared with 2011

Net sales increased $2.9 million or less than 1% to $667.9 million for fiscal year 2012 compared to $665.0 million in fiscal year 2011 due primarily to an incremental $16.6 million from business acquisitions and growth in protection relays, custom mining products and automotive products, offset by lower electronics sales. The company also experienced $9.4 million in unfavorable foreign currency effects in 2012 as compared to 2011 primarily resulting from sales denominated in euros and, to a lesser extent, Canadian dollars and Korean won. Excluding acquisitions and currency effects, net sales decreased $4.3 million or less than 1% year over year. The Automotive business segment sales increased $8.6 million or 4% to $206.2 million. The Electronics business segment sales decreased $25.0 million or 7% to $329.5 million, and the Electrical business segment sales increased $19.3 million or 17% to $132.2 million. Sales levels in 2012, excluding acquisitions and currency effects, were negatively impacted by slowing demand for the company’s electronics products coupled with channel inventory de-stocking. Sales levels in 2011, excluding acquisitions and currency effects, were negatively impacted by slowing demand for the company’s electronics products coupled with inventory de-stocking in the supply chain.

The increase in Automotive sales was primarily due to an incremental $12.9 million in sales related to the Accel and Terra Power acquisitions in 2012 and organic growth in the passenger vehicle market. This was offset by a decline in commercial vehicle sales and unfavorable currency effects. Lower commercial vehicle sales reflected weakness in the construction and heavy truck markets. Currency effects reduced sales by $5.0 million in 2012 compared to 2011 primarily due to the weaker euro. Excluding incremental sales from acquisitions and currency effects, Automotive sales increased $0.7 million or less than 1% year over year.

The decrease in Electronics sales reflected slowing demand across all geographies. There was weakness in the telecom, PC and TV end markets in addition to distributor channel inventory de-stocking. In addition, sales were negatively impacted by net unfavorable currency effects of $3.2 million, primarily from sales denominated in euros and Korean won.

The increase in Electrical sales was due to continued strong growth for protection relays and custom mining products, an upturn in solar sales reflecting the success of new products, and improvement in the industrial fuse market. The Electrical business segment also had $3.7 million in incremental sales from the Selco acquisition in 2011. The Electrical segment experienced net unfavorable currency effects of $1.2 million primarily from sales denominated in Canadian dollars. Excluding incremental sales from acquisitions and currency effects, Electrical sales increased $16.8 million or 15% year over year.

On a geographic basis, sales in the Americas increased $15.0 million or 5% in 2012 as compared to 2011. This increase resulted from an increase in the company’s Automotive and Electrical business segments offset by a decline in the Electronics business segment. Automotive sales increased $1.7 million or 2% primarily reflecting incremental sales from Terra Power. Excluding the acquisition, Automotive sales were essentially flat year-over-year as growth in the passenger vehicle market was offset by declines in the commercial vehicle market. Electrical sales increased $15.5 million or 15% resulting from increases in demand for protection relays, custom products and industrial power fuses. Electronics sales decreased $2.2 million or 2% primarily reflecting inventory de-stocking. The Americas region also experienced $0.9 million in unfavorable currency effects resulting from sales denominated in Canadian dollars.

European sales decreased $7.4 million or 6% in 2012 compared to 2011. This resulted from decreases in the company’s Electronics and Automotive business segments offset by an increase in the Electrical business segment. Automotive sales decreased $0.4 million or less than 1% in 2012 primarily reflecting lower demand in the passenger vehicle markets. Excluding the impact of incremental sales from acquisitions and  unfavorable currency effects, primarily from a weaker euro, Automotive sales declined $6.5 million or 10%. Electronics sales decreased $10.3 million or 24% reflecting lower demand resulting from a weaker economy during 2012. Electrical sales increased $3.3 million or 63% primarily from the incremental sales of Selco. Excluding incremental sales and currency effects, Electrical sales increased $0.1 million or 2% year-over-year. Overall European sales in 2012 included unfavorable currency effects of $8.6 million, resulting primarily from sales denominated in euros.

Asia-Pacific sales decreased $4.7 million or 2% in 2012 compared to 2011. This decrease resulted from  a decrease in the Electronics business segment offset by increases at the company’s Automotive and Electrical business segments. Electronics sales decreased $12.5 million or 6% reflecting slowing end-market demand and inventory de-stocking. Automotive sales increased $7.4 million or 20% reflecting continued increased demand for passenger vehicles in the developing Asian markets as well as gains in market share. Electrical sales increased $0.5 million or 9%. Current year results included favorable currency effects of $0.1 million resulting from sales denominated in Chinese yuan partially offset by sales denominated in Korean won and Japanese yen.

Gross profit was $258.5 million or 38.7% of sales in 2012, compared to $256.7 million or 38.6% of sales in 2011. Gross profit in both 2012 and 2011 were negatively impacted by purchase accounting adjustments in cost of sales of $0.6 million and $4.1 million, respectively. These charges were the additional cost of goods sold for Accel and Selco inventory which had been stepped-up to fair value at the acquisition dates as required by purchase accounting rules. Excluding the impact of these charges, gross profit was $259.1 million or 38.8% of sales for 2012 as compared to $260.8 million or 39.2% of sales in 2011. The decline in gross margin was primarily attributable to the unfavorable impact of currency effects on sales as described above.

Total operating expense was $151.6 million or 22.7% of net sales for 2012 compared to $142.8 million or 21.5% of net sales for 2011. The increase in operating expenses primarily reflects incremental operating expenses of $6.5 million from business acquisitions and $5.1 million in charges related to the settlement of pension liabilities for certain former employees. Further information regarding the company’s pension settlement charge is provided in Note 13 of the Notes to Consolidated Financial Statements included in this report.

Operating income was $106.9 million or 16.0% of net sales in 2012 compared to $113.9 million or 17.1% of net sales in the prior year. The decrease in operating income in the current year was due primarily to the limited sales growth and an increase in costs as described above.

Interest expense was unchanged at $1.7 million in both 2012 and 2011 and is primarily related to the company’s revolving credit facility.

Impairment and equity in net loss of unconsolidated affiliate was $7.3 million in 2012. During the fourth quarter, the company determined that it had the ability to exert significant influence over Shocking Technologies, Inc. (“Shocking”) and as a result began accounting for the investment using the equity method. In accordance with Accounting Standards Codification (“ASC”) 323, the company retroactively recorded its proportional share of Shocking’s operating losses, which amounted to approximately $4.0 million in 2012. The proportional amount of operating losses in 2011 was not material. In addition, the company concluded that there was an other-than-temporary impairment which existed for its remaining investment in Shocking. The company engaged a third-party valuation firm to assist in developing the fair value of the investment in Shocking. Based on the then fair value, the company determined that there was an impairment of approximately $3.3 million which was recorded as a non-operating impairment and equity loss of unconsolidated affiliate in the Consolidated Statements of Net Income. See Note 6 of the Notes to Consolidated Financial Statements included in this report.

Other expense (income), net, consisting of interest income, royalties, non-operating income and foreign currency items was $2.2 million of income in 2012 compared to $2.9 million of income in 2011.The year-over-year decrease in income primarily reflects the impact of unfavorable currency translation effects (primarily due to the weakening of the euro against the U.S. dollar) in 2012.

Income before income taxes was $100.1 million in 2012 compared to $115.1 million in 2011. Income tax expense was $24.7 million in 2012 compared to $28.1 million in 2011. The 2012 effective income tax rate was 24.7% compared to 24.4% in 2011. The 2012 effective tax rate is lower than the statutory tax rate primarily due to the result of more income earned in low tax jurisdictions.

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

European sales decreased $0.2 million for fiscal year 2011 compared to 2010. This resulted from decreases in the company’s Electronics and Electrical business segments offset by an increase in the Automotive business segment. Automotive sales increased $7.2 million or 12% in 2011 primarily reflecting increased end-market demand and favorable currency effects. Electronics sales decreased $6.9 million or 14% reflecting lower demand resulting from a weaker economy during 2011. Electrical sales decreased $0.5 million or 9%. Overall European sales in 2011 included favorable currency effects of $5.3 million, resulting from sales denominated in euros.

Asia-Pacific sales decreased $3.7 million or 1% in 2011 compared to 2010. This decrease resulted from  a decrease in the Electronics business segment offset by increases at the company’s Automotive and Electrical business segments. Electronics sales decreased $8.5 million or 4% reflecting slowing end-market demand and inventory de-stocking. Automotive sales increased $4.4 million or 14% reflecting continued increased demand for passenger vehicles in the developing Asian markets as well as gains in market share. Also contributing to the increase in Automotive sales was incremental sales from Cole Hersee. Excluding Cole Hersee, Automotive sales increased $2.3 million or 7%. Electrical sales increased $0.4 million or 7%. Current year results included favorable currency effects of $3.2 million resulting from sales denominated in Japanese yen, Korean won and Chinese yuan.

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

Income before income taxes was $115.1 million in 2011 compared to $107.7 million in 2010. Income tax expense was $28.1 million in 2011 compared to $29.0 million in 2010. The 2011 effective income tax rate was 24.4% compared to 27.0% in 2010. The 2011 effective tax rate is lower than the statuatory tax rate primarily due to the result of more income earned in low tax jurisdictions and a large tax benefit from revaluation of a deferred tax asset.

Liquidity and Capital Resources

As of December 29, 2012, $227.3 million of the $235.4 million of the company’s cash and cash equivalents was held by foreign subsidiaries. Of the $227.3 million held by foreign subsidiaries, approximately $28.1 million could be repatriated with minimal tax consequences. The company expects to maintain its foreign cash balances (other than the aforementioned $28.1 million) for local operating requirements, to provide funds for future capital expenditures and for potential acquisitions. The company does not expect to repatriate these funds to the U.S.

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

Revolving Credit Facilities

The company had an unsecured domestic financing arrangement, which expired on July 21, 2011, consisting of a credit agreement with banks that provided a $75.0 million revolving credit facility, with a potential to increase up to $125.0 million upon request of the company and agreement with the lenders.  The company refinanced this loan agreement with proceeds from a new revolving credit facility on June 13, 2011.  The company’s revolving credit facility is an uncommitted and discretionary facility, subject to withdrawal at any time by the lender upon due notice to the company.

On June 13, 2011, the company entered into a new credit agreement with certain commercial banks that provides an unsecured revolving credit facility in an amount of up to $150.0 million, with a potential to increase up to $225.0 million. At December 29, 2012, the company had available approximately $65.0 million of borrowing capacity under the revolving credit agreement at an interest rate of LIBOR plus 1.25% (1.46% as of December 29, 2012). The credit agreement replaces the company’s previous credit agreement dated July 21, 2006 and term loan agreement dated September 29, 2008, and, unless terminated earlier, will terminate on June 13, 2016. During the second quarter of 2011, $0.2 million of previously capitalized debt issuance costs were written off as a non-cash charge and $0.7 million of new debt issuance costs incurred was capitalized and will be amortized over the life of the new credit agreement.

This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At December 29, 2012, the company was in compliance with all covenants under the revolving credit facility.

During the second quarter of 2011, as part of the new refinancing arrangement discussed above, $47.0 million of indebtedness that was due on the previous term loan was settled and rolled-over into the revolving credit facility by the lender.

Other Obligations

For the fiscal year ended December 29, 2012, the company had $0.8 million outstanding in letters of credit. No amounts were drawn under these letters of credit at December 29, 2012. For the fiscal year ended December 31, 2011, the company had $2.3 million available in letters of credit. No amounts were drawn under these letters of credit at December 31, 2011.

Cash Flows and Working Capital

The company started 2012 with $164.0 million of cash. Net cash provided by operating activities in 2012 was approximately $116.2 million and included $75.3 million in net income and $46.0 million in non-cash adjustments (primarily $31.4 million in depreciation and amortization), partially offset by $5.2 million of changes in operating assets and liabilities.

Changes in operating assets and liabilities in 2012 (including short-term and long-term items) that negatively impacted cash flows in 2012 consisted of changes in accounts receivable ($1.6 million), accrued expenses including post-retirement ($9.6 million), accrued payroll and severance ($4.4 million), accrued taxes ($0.4 million), and prepaid expenses and other (less than $0.1 million). Accrued expenses including post-retirement included $10.0 million in pension contributions in 2012. Positively impacting cash flows were changes in inventory ($5.4 million) and accounts payable ($5.4 million).

Net cash used in investing activities in 2012 was approximately $51.7 million and included $22.5 million in purchases of property, plant and equipment (primarily production equipment for capacity expansion and new products at the company’s facilities in Mexico, China and the Philippines), $4.6 million for purchases of short-term investments, $34.0 million for the acquisitions of Accel and Terra Power, a $2.0 million secured loan to and $10.0 million of additional investment in Shocking Technologies. Offsetting the cash used in investing activities was $3.7 million in proceeds from sales of property, plant and equipment and $17.8 million in proceeds from maturities of short-term investments.

Net cash provided by financing activities in 2012 was approximately $0.8 million, which included $1.8 million in net payments from borrowing, $2.7 million in excess tax benefits on share-based compensation and $16.4 million in cash proceeds from the exercise of stock options. Additionally the company paid cash dividends of $16.6 million during the year. Information regarding the company’s debt is provided in Note 7 of the Notes to Consolidated Financial Statements included in this report.

The effect of exchange rate changes increased cash by $6.2 million in 2012. The net cash provided by operating activities less net cash used in financing and provided by investing activities plus the effect of exchange rate changes, resulted in a $71.4 million increase in cash and cash equivalents in 2012. This left the company with a cash balance of $235.4 million at December 29, 2012.

Days sales outstanding (DSO) in accounts receivable was 58 days at year-end 2012 compared to 57 days at year-end 2011 and 58 days at year-end 2010 (excluding the year-end Cole Hersee balance). Days inventory outstanding was 69 days at year-end 2012, compared to 73 days at year-end 2011 and 70 days at year-end 2010 (excluding the year-end Cole Hersee balance).

The ratio of current assets to current liabilities was 2.9 to 1 at year-end 2012, compared to 2.5 to 1 at year-end 2011 and 2.9 to 1 at year-end 2010. The change in the current ratio at the end of 2012 compared to the prior year reflected increased current assets in 2012, primarily related to higher cash and cash equivalents balances. The carrying amounts of total debt decreased $1.0 million in 2012, compared to an increase of $11.0 million in 2011 and an increase of $10.8 million in 2010. The decrease in 2012 is due to lower net amounts borrowed under the revolving credit facility in 2012. The ratio of long-term debt to equity was 0.00 to 1 at year-end 2012 and 2011 and 0.09 to 1 at year-end 2010. Further information regarding the company’s debt is provided in Note 7 of the Notes to Consolidated Financial Statements included in this report.

The company started 2011 with $109.7 million of cash. Net cash provided by operating activities in 2011 was approximately $120.8 million and included $87.0 million in net income and $39.6 million in non-cash adjustments (primarily $32.3 million in depreciation and amortization), partially offset by $5.8 million of changes in operating assets and liabilities.

Changes in operating assets and liabilities in 2011 (including short-term and long-term items) that negatively impacted cash flows in 2011 consisted of decreases in accounts payable ($5.3 million), accrued expenses including post-retirement ($0.4 million), accrued payroll and severance ($3.2 million) and accrued taxes ($6.1 million). The decrease in accounts payable resulted from decreased purchases related to low production levels at the end of 2011. The decrease in accrued payroll and severance resulted from lower severance accruals in 2011. Positively impacting cash flows were decreases in accounts receivable ($4.8 million), a decrease in inventory ($2.6 million) and a decrease in prepaid expenses and other current assets ($1.8 million).

The company’s capital expenditures were $22.5 million in 2012, $17.6 million in 2011 and $22.4 million in 2010. The company expects capital expenditures in 2013 to increase to between $25 and $30 million primarily related to building expansion in Mexico to support the company’s growth initiatives. The company expects to fund 2013 capital expenditures from operating cash flows.

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2012 to April 30, 2013. The company did not repurchase any shares of its common stock during 2012 under this program.

The company withheld 27,417 shares of stock in lieu of withholding taxes on behalf of employees who became vested in restricted stock option grants during 2012.

Contractual Obligations and Commitments

The following table summarizes contractual obligations and commitments as of December 29, 2012:

(In thousands )	Total	< 1 Year	> 1 - < 3 Years	> 3 - < 5 Years	> 5 Years
Revolving credit facility	$84,000	$84,000	$—	$—	$—
Supplemental Executive Retirement Plan	2,422	31	62	62	2,267
Operating lease payments	37,913	8,101	8,677	4,991	16,144
Purchase obligations	27,226	27,226	—	—	—
Total	$151,561	$119,358	$8,739	$5,053	$18,411

Off-Balance Sheet Arrangements

As of December 29, 2012, the company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the company was not liable for guarantees of indebtedness owed by third parties; the company was not directly liable for the debt of any unconsolidated entity, and the company did not have any retained or contingent interest in assets; and the company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The new guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The company adopted the new guidance on January 1, 2012. There was no significant impact on its consolidated financial statements upon adoption.

In June 2011, the FASB issued authoritative guidance that will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in equity. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011. The company adopted the new guidance on January 1, 2012, which resulted in a different presentation in its consolidated financial statements.

In September 2011, the FASB issued authoritative guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The company adopted the new guidance on January 1, 2012. There was no significant impact on its consolidated financial statements upon adoption. Goodwill testing was completed in September 2012 using the previous methodology, as permitted.

In July 2012, the FASB issued authoritative guidance on testing indefinite-lived intangible assets for impairment. Under the revised guidance, entities testing indefinite-lived intangible assets for impairment will have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is not impaired, then the entity is not required to take further action. The amendment is effective for annual and interim indefinite-lived asset impairment tests performed for fiscal years beginning after September 15, 2012. The company believes that adoption of the new guidance will have no effect on its consolidated financial statements.

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

Inventory

The company performs regular detailed assessments of inventory, which include a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing, shelf life and quality issues. Based on the analysis, the company records adjustments to inventory for excess quantities, obsolescence or impairment when appropriate to reflect inventory at net realizable value. Historically, inventory reserves have been adequate to reflect inventory at net realizable values. During 2012, 2011 and 2010, the company was required to step up the value of inventory acquired in business combinations to its selling prices less the cost to sell under business combination accounting. This was approximately $0.6 million in 2012 for Accel and Selco, $0.4 million in 2011 for Selco and $3.7 million in 2010 for Cole Hersee.

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

As of the most recent annual test conducted on September 30, 2012, the company concluded the fair value of each of the reporting units exceeded its carrying value of invested capital and therefore, no potential goodwill impairment existed. Specifically, the company noted that its headroom, defined as the excess of fair value over the carrying value of invested capital, was 66%, 113%, 59%, 99%, 96%, 247% and 119% for its electronics (non-silicon), electronics (silicon), automotive (excluding Cole Hersee), Cole Hersee, relay, custom products and fuse reporting units, respectively, at September 30, 2012. Certain key assumptions used in the annual test included a discount rate of 12.7% for all reporting units. A long-term growth rate of 3.0% was used for all seven reporting units.

In addition, the company performed a sensitivity test at September 30, 2012 that showed either a 100 basis point increase in its discount rate or a 100 basis point decrease in the long-term growth rate for each reporting unit would not have changed the company’s conclusion that no potential goodwill impairment existed at September 30, 2012.

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

Long-Lived Assets

The company evaluates long-lived asset groups on an ongoing basis. Long-lived asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset group. If it is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. The company’s estimates of future cash flows from such assets could be impacted if it underperforms relative to historical or projected future operating results. The company recorded asset impairment charges of $0.5 million, $2.3 million and $3.0 million for the fiscal years ended 2012, 2011 and 2010, respectively. Further information regarding asset impairments is provided in Note 12 of the Notes to Consolidated Financial Statements included in this report.

The company evaluates its investments quarterly or when there is an indicator of a potential impairment. During the fourth quarter of 2012, company management determined that an indicator of impairment existed for the company’s investment in Shocking Technologies, Inc. Subsequently, the company engaged a third party asset valuation firm to perform an analysis for purposes of assisting management in determining the amount of impairment. Further information regarding the impairment of the company’s investment in Shocking Technologies, Inc. is provided in Note 6 of the Notes to Consolidated Financial Statements included in this report.

Environmental Liabilities

Environmental liabilities are accrued based on estimates of the probability of potential future environmental exposure. Expenses related to on-going maintenance of environmental sites are expensed as incurred. If actual or estimated probable future losses exceed the company’s recorded liability for such claims, it would record additional charges as other expense during the period in which the actual loss or change in estimate occurred. The company evaluates its reserve for coal mine remediation annually utilizing a third party expert.

Pension and Supplemental Executive Retirement Plan

Littelfuse has a number of company-sponsored defined benefit plans primarily in North America, Europe and the Asia-Pacific region. The company recognizes the full unfunded status of these plans on the balance sheet. Actuarial gains and losses and prior service costs and credits are recognized as a component of accumulated other comprehensive income. Accounting for pensions requires estimating the future benefit cost and recognizing the cost over the employee’s expected period of employment with the company. Certain assumptions are required in the calculation of pension costs and obligations. These assumptions include the discount rate, salary scales and the expected long-term rate of return on plan assets. The discount rate is intended to represent the rate at which pension benefit obligations could be settled by purchase of an annuity contract. These assumptions are subject to change based on stock and bond market returns and other economic factors. Actual results that differ from the company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect its recognized expense and accrued liability in such future periods. While the company believes that its assumptions are appropriate given current economic conditions and its actual experience, significant differences in results or significant changes in the company’s assumptions may materially affect its pension obligations and related future expense. Further information regarding these plans is provided in Note 13 of the Notes to Consolidated Financial Statements included in this report.

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

Total stock-based compensation expense was $7.3 million, $5.8 million and $5.2 million in 2012, 2011 and 2010, respectively. Further information regarding this expense is provided in Note 14 of the Notes to Consolidated Financial Statements included in this report.

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

Further information regarding income taxes, including a detailed reconciliation of current year activity, is provided in Note 15 of the Notes to Consolidated Financial Statements included in this report.

Outlook

The company’s 2012 revenue, excluding acquisitions ($16.6 million) and unfavorable currency effects ($9.4 million), was essentially flat compared to 2011 ($660.7 million in 2012 versus $665.0 million in 2011). The outlook for 2013 is guarded due to global economic uncertainty. The electronics book-to-bill ratio is beginning to improve. Automotive passenger vehicle sales continue to be strong in Asia, solid in the U.S. and weak in Europe. The commercial vehicle market remains weak but has shown some early signs of improvement. Electrical continues to show solid performance in the powerfuse business.  There is a world-wide slowdown in Potash mining which may impact the company’s relay/custom business. Revenues for 2013 are expected to be in the range of $680.0 to $720.0 million. Capital expenditures are expected to be in the range of $25.0 to $30.0 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The company is exposed to market risk from changes in interest rates, foreign exchange rates and commodity prices.

Interest Rates

The company had $84.0 million in debt outstanding at December 29, 2012 related to the unsecured revolving credit facility, which is described in Item 7 under Liquidity and Capital Resources. While this debt has a variable interest rate of LIBOR plus 1.25%, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are insignificant relative to earnings.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in the U.S., Mexico, Canada, Denmark, China, Lithuania, Taiwan and the Philippines. During 2012, sales to customers outside the U.S. were approximately 67% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan and Taiwanese dollars.

The company’s foreign exchange exposures result primarily from sale of products in foreign currencies, foreign currency denominated purchases, employee-related and other costs of running operations in foreign countries and translation of balance sheet accounts denominated in foreign currencies. The company’s most significant long exposure is to the euro, with lesser long exposures to the Canadian dollar, Japanese yen and Korean won. The company’s most significant short exposures are to the Mexican peso, Philippine peso and Chinese renminbi. Changes in foreign exchange rates could affect the company’s sales, costs, balance sheet values and earnings. The company uses netting and offsetting intercompany account management techniques to reduce known foreign currency exposures where possible and also, from time to time, utilizes derivative instruments to hedge certain foreign currency exposures deemed to be material.

Commodity Prices

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper, zinc, gold and silver, where at current prices and volumes, a 10% price change would affect annual pre-tax profit by approximately $1.9 million for copper, $0.7 million for zinc, $0.6 million for gold and $1.0 million for silver.

The cost of oil fluctuated dramatically over the past several years. Consequently, there is a risk that a return to high prices for oil and electricity in 2013 could have a significant impact on the company’s transportation and utility expenses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Littelfuse, Inc.

We have audited the accompanying consolidated balance sheets of Littelfuse, Inc. as of December 29, 2012 and December 31, 2011, and the related consolidated statements of net income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Littelfuse, Inc., and subsidiaries at December 29, 2012 and December 31, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Littelfuse, Inc.'s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Littelfuse, Inc.

We have audited Littelfuse, Inc.'s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Littelfuse, Inc. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Littelfuse, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Littelfuse, Inc., as of December 29, 2012 and December 31, 2011, and the related consolidated statements of net income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 29, 2012 of Littelfuse, Inc., and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2013

CONSOLIDATED BALANCE SHEETS

(In thousands of USD)	December 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$235,404	$164,016
Short-term investments	—	13,997
Accounts receivable, less allowances (2012 - $13,508; 2011 - $12,306)	100,559	92,088
Inventories	75,580	75,575
Deferred income taxes	11,890	11,895
Prepaid expenses and other current assets	16,532	14,219
Assets held for sale	5,500	6,592
Total current assets	445,465	378,382
Property, plant, and equipment:
Land	6,243	4,888
Buildings	54,559	52,730
Equipment	304,954	281,521
Accumulated depreciation	(244,845)	(220,255)
Net property, plant and equipment	120,911	118,884
Intangible assets, net of amortization:
Patents, licenses and software	11,144	10,753
Distribution network	18,964	19,307
Customer lists, trademarks and tradenames	18,704	14,523
Goodwill	133,592	115,697
Investment in unconsolidated affiliate	8,666	6,000
Other investments	10,327	8,867
Deferred income taxes	8,090	4,191
Other assets	1,865	1,820
Total assets	$777,728	$678,424
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,226	$19,934
Accrued payroll	20,540	23,048
Accrued expenses	11,062	8,861
Accrued severance	1,033	1,843
Accrued income taxes	11,559	10,591
Current portion of long-term debt	84,000	85,000
Total current liabilities	155,420	149,277
Accrued post-retirement benefits	22,338	15,292
Other long-term liabilities	12,412	12,752
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued and outstanding, 2012 –22,029,446; 2011 – 21,552,529	220	216
Treasury stock, at cost: 1,561,967 and 1,534,550 shares, respectively	(60,496)	(58,834)
Additional paid-in capital	195,803	174,375
Accumulated other comprehensive income	16,548	8,631
Retained earnings	435,340	376,572
Littelfuse, Inc. shareholders’ equity	587,415	500,960
Non-controlling interest	143	143
Total equity	587,558	501,103
Total liabilities and equity	$777,728	$678,424
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF NET INCOME

	Year Ended
(In thousands of USD, except per share amounts)	December 29, 2012	December 31, 2011	January 1, 2011

Net sales	$667,913	$664,955	$608,021
Cost of sales	409,446	408,261	374,149
Gross profit	258,467	256,694	233,872

Selling, general and administrative expenses	124,277	116,740	103,671
Research and development expenses	21,231	19,439	17,602
Amortization of intangibles	6,089	6,611	5,025
Total operating expenses	151,597	142,790	126,298
Operating income	106,870	113,904	107,574

Interest expense, net	1,701	1,691	1,437
Impairment and equity in net loss of unconsolidated affiliate	7,334	—	—
Other expense (income), net	(2,217)	(2,888)	(1,542)
Income before income taxes	100,052	115,101	107,679
Income taxes	24,720	28,077	29,016
Net income	$75,332	$87,024	$78,663

Income per share:
Basic	$3.45	$3.96	$3.58
Diluted	$3.40	$3.90	$3.52

Weighted-average shares and equivalent shares outstanding:
Basic	21,822	21,901	21,875
Diluted	22,098	22,255	22,214

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(In thousands of USD )	December 29, 2012	December 31, 2011	January 1, 2011

Net income	$75,332	$87,024	$78,663
Other comprehensive income (loss):
Pension liability adjustments (net of tax of $4,181, $3,587 and $1,517, respectively)	(7,301)	(6,703)	(3,044)
Unrealized gain (loss) on investments	1,225	(2,702)	696
Unrealized gain on derivatives	—	—	92
Foreign currency translation adjustments	13,993	(3,205)	4,770
Comprehensive income	$83,249	$74,414	$81,177

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands of USD)	December 29, 2012	December 31, 2011	January 1, 2011
OPERATING ACTIVITIES
Net income	$75,332	$87,024	$78,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,344	25,641	26,980
Amortization of intangibles	6,089	6,611	5,025
Impairment of assets	549	2,320	2,988
Provision for bad debts	242	444	353
Non-cash inventory charge	567	4,145	—
Pension settlement losses	5,348	—	—
Impairment and equity in net loss of unconsolidated affiliate	7,334	—	—
(Gain) loss on sale of property, plant and equipment	(1,443)	183	(615)
Stock-based compensation	7,348	5,805	5,243
Excess tax benefit on share-based compensation	(2,728)	(4,220)	(1,617)
Deferred income taxes	(2,661)	(1,363)	7,784
Changes in operating assets and liabilities:
Accounts receivable	(1,587)	4,768	(12,804)
Inventories	5,439	2,612	(15,147)
Accounts payable	5,353	(5,272)	(1,800)
Accrued expenses (including post-retirement)	(9,570)	(421)	(13,645)
Accrued payroll and severance	(4,387)	(3,226)	2,384
Accrued taxes	(357)	(6,057)	14,878
Prepaid expenses and other	(42)	1,756	5,399
Net cash provided by operating activities	116,170	120,750	104,069

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(34,016)	(11,077)	(48,292)
Purchases of short-term investments	(4,616)	(14,228)	—
Proceeds from maturities of short-term investments	17,805	—	—
Investments in unconsolidated affiliate	(10,000)	(6,000)	—
Loan to unconsolidated affiliate	(2,000)	—	—
Purchases of property, plant and equipment	(22,529)	(17,555)	(22,433)
Proceeds from sale of property, plant and equipment	3,664	217	4,997
Net cash used in investing activities	(51,692)	(48,643)	(65,728)

FINANCING ACTIVITIES
Proceeds from debt	23,251	110,000	39,345
Payments of term debt	—	(49,000)	(8,000)
Payments of revolving credit facility	(25,032)	(50,000)	(20,624)
Proceeds from exercise of stock options	16,367	23,036	18,496
Debt issuance costs	—	(716)	—
Cash dividends paid	(16,564)	(14,508)	(3,248)
Excess tax benefit on share-based compensation	2,728	4,220	1,617
Purchases of common stock	—	(37,092)	(25,377)
Net cash provided by (used in) financing activities	750	(14,060)	2,209
Effect of exchange rate changes on cash and cash equivalents	6,160	(3,751)	(1,184)
Increase in cash and cash equivalents	71,388	54,296	39,366
Cash and cash equivalents at beginning of year	164,016	109,720	70,354
Cash and cash equivalents at end of year	$235,404	$164,016	$109,720

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EQUITY

	Littelfuse, Inc. Shareholders’ Equity
(In thousands of USD)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Inc. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at January 2, 2010	$218	$130,870	$—	$18,727	$228,641	$143	$378,599
Comprehensive income:
Net income for the year	—	—	—	—	78,663	—	78,663
Change in net unrealized gain on derivatives*	—	—	—	92	—	—	92
Pension liability adjustments *	—	—	—	(3,044)	—	—	(3,044)
Unrealized gain on investments*	—	—	—	696	—	—	696
Foreign currency translation adjustments	—	—	—	4,770	—	—	4,770
Comprehensive income							81,177
Stock-based compensation	—	5,243	—	—	—	—	5,243
Withheld 11,207 shares on restricted stock grants for withholding taxes	—	—	(422)	—	—	—	(422)
Purchase of 643,777 shares of common stock	(6)	(2,247)	(23,124)	—	—	—	(25,377)
Stock options exercised, including tax impact of ($1,808)	6	16,682	—	—	—	—	16,688
Cash dividends paid ($0.15 per share)	—	—	—	—	(3,248)	—	(3,248)
Balance at January 1, 2011	$218	$150,548	$(23,546)	$21,241	$304,056	$143	$452,660
Comprehensive income:
Net income for the year	—	—	—	—	87,024	—	87,024
Pension liability adjustments *	—	—	—	(6,703)	—	—	(6,703)
Unrealized (loss) on investments*	—	—	—	(2,702)	—	—	(2,702)
Foreign currency translation adjustments	—	—	—	(3,205)	—	—	(3,205)
Comprehensive income							74,414
Stock-based compensation	—	5,805	—	—	—	—	5,805
Withheld 20,537 shares on restricted stock grants for withholding taxes	—	—	(1,203)	—	—	—	(1,203)
Purchase of 859,029 shares of common stock	(9)	(2,998)	(34,085)	—	—	—	(37,092)
Stock options exercised, including tax impact of ($2,009)	7	21,020	—	—	—	—	21,027
Cash dividends paid ($0.63 per share)	—	—	—	—	(14,508)	—	(14,508)
Balance at December 31, 2011	$216	$174,375	$(58,834)	$8,631	$376,572	$143	$501,103
Comprehensive income:
Net income for the year	—	—	—	—	75,332	—	75,332
Pension liability adjustments *	—	—	—	(7,301)	—	—	(7,301)
Unrealized gain on investments*	—	—	—	1,225	—	—	1,225
Foreign currency translations adjustments	—	—	—	13,993	—	—	13,993
Comprehensive income							83,249
Stock-based compensation	—	7,348	—	—	—	—	7,348
Withheld 27,417 shares on restricted stock grants for withholding taxes	—	—	(1,662)	—	—	—	(1,662)
Stock options exercised, including tax impact of ($2,283)	4	14,080	—	—	—	—	14,084
Cash dividends paid ($0.76 per share)	—	—	—	—	(16,564)	—	(16,564)
Balance at December 29, 2012	$220	$195,803	$(60,496)	$16,548	$435,340	$143	$587,558
*Including related tax impact (see Note 15).

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Other Information

Nature of Operations: Littelfuse, Inc. and subsidiaries (the “company”) design, manufacture, and sell circuit protection devices for use in the automotive, electronic and electrical markets throughout the world.

Fiscal Year: The company’s fiscal years ended on December 29, 2012, December 31, 2011 and January 1, 2011 and contained 52 weeks each.

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

Cash Equivalents: All highly liquid investments, with an original maturity of three months or less when purchased, are considered to be cash equivalents.

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

Cost and Equity Method Investments/Investment in unconsolidated affiliate: Investments in unconsolidated affiliates over which the company has significant influence over the investees’ operating and financing activities are accounted for under the equity method of accounting. Investments in affiliates over which the company does not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method.

Property, Plant and Equipment: Land, buildings and equipment are carried at cost. Depreciation is calculated using the straight-line method with useful lives of 21 years for buildings, seven to nine years for equipment, seven years for furniture and fixtures, five years for tooling and three years for computer equipment.

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

As of the most recent annual test conducted on September 30, 2012, the company concluded the fair value of each of the reporting units exceeded its carrying value of invested capital and therefore, no potential goodwill impairment existed. Specifically, the company noted that its headroom, defined as the excess of fair value over the carrying value of invested capital, was 66%, 113%, 59%, 99%, 96%, 247% and 119% for its electronics (non-silicon), electronics (silicon), automotive (excluding Cole Hersee), Cole Hersee, relay, custom products and fuse reporting units, respectively, at September 30, 2012. Certain key assumptions used in the annual test included a discount rate of 12.7% for all reporting units. A long-term growth rate of 3.0% was used for all seven reporting units.

In addition, the company performed a sensitivity test at September 30, 2012 that showed a 100 basis point increase in its discount rate or a 100 basis point decrease in the long-term growth rate for each reporting unit would not have changed the company’s conclusion that no potential goodwill impairment existed at September 30, 2012.

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

Pension and Other Post-retirement Benefits: Accounting for pensions requires estimating the future benefit cost and recognizing the cost over the employee’s expected period of employment with the company. Certain assumptions are required in the calculation of pension costs and obligations. These assumptions include the discount rate, salary scales and the expected long-term rate of return on plan assets. The discount rate is intended to represent the rate at which pension benefit obligations could be settled by purchase of an annuity contract. These assumptions are subject to change based on stock and bond market returns and other economic factors. Actual results that differ from the company’s assumptions are accumulated and amortized over future periods and therefore generally affect its recognized expense and accrued liability in such future periods. While the company believes that its assumptions are appropriate given current economic conditions and its actual experience, significant differences in results or significant changes in the company’s assumptions may materially affect its pension obligations and related future expense. During the fourth quarter of 2012, the company amended the Littelfuse Inc., Retirement Plan to allow participants who met certain requirements to elect to receive their vested retirement benefits in a lump sum on (or for certain participants annuity payments, on and after) December 1, 2012. This amendment resulted in a settlement charge of $5.1 million in 2012. See Note 13 for additional information.

Reclassifications: Certain items in the 2011 and 2010 financial statements have been reclassified to conform to the 2012 presentations – specifically, the 2011 presentation of the Investment in unconsolidated affiliate of $6.0 million has been separately presented. It was previously included as part of Other investments. These reclassifications had no impact on net income or shareholders’ equity for any period.

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

Allowance for Doubtful Accounts: The company evaluates the collectability of its trade receivables based on a combination of factors. The company regularly analyzes its significant customer accounts and, when the company becomes aware of a specific customer’s inability to meet its financial obligations, the company records a specific reserve for bad debt to reduce the related receivable to the amount the company reasonably believes is collectible. The company also records allowances for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and past experience. Accounts receivable balances that are deemed to be uncollectible, are written off against the reserve on a case-by-case basis. Historically, the allowance for doubtful accounts has been adequate to cover bad debts. If circumstances related to specific customers change, the estimates of the recoverability of receivables could be further adjusted. However, due to the company’s diverse customer base and lack of credit concentration, the company does not believe its estimates would be materially impacted by changes in its assumptions.

Advertising Costs: The company expenses advertising costs as incurred, which amounted to $1.7 million in 2012, $1.9 million in 2011 and $1.2 million in 2010, and are included as a component of selling, general and administrative expenses.

Shipping and Handling Fees and Costs: Amounts billed to customers related to shipping and handling are classified as revenue. Costs incurred for shipping and handling of $6.2 million, $5.9 million and $10.9 million in 2012, 2011 and 2010, respectively, are classified in selling, general and administrative expenses.

Restructuring Costs: The company incurred severance charges and plant closure expenses as part of the company’s on-going cost reduction efforts. These charges are included in cost of sales, selling, general and administrative expenses, or research and development expenses depending on the personnel being included in the charge. See Note 10 for additional information on restructuring costs.

Foreign Currency Translation: The company’s foreign subsidiaries use the local currency or the U.S. dollar as their functional currency, as appropriate. Assets and liabilities are translated using exchange rates at the balance sheet date, and revenues and expenses are translated at weighted average rates. The amount of foreign currency conversion recognized in the income statement related to currency translation were losses of $8.5 million, $0.9 million and $3.3 million in 2012, 2011 and 2010, respectively, and is included as a component of other expense (income), net. Adjustments from the translation process are recognized in “Shareholders’ equity” as a component of “Accumulated other comprehensive income.”

Stock-based Compensation: The company recognizes compensation expense for the cost of awards of equity compensation using a fair value method. Benefits of tax deductions in excess of recognized compensation expense are reported as both operating and financing cash flows. See Note 14 for additional information on stock-based compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Other Information, continued

Other Expense (Income), Net: Other expense (income), net consisting of interest income, royalties, non-operating income and foreign currency items, was $2.2 million of income in 2012 compared to $2.9 million of income in 2011 and $1.5 million of income in 2010.

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

Accounting Pronouncements: In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The new guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The company adopted the new guidance on January 1, 2012. There was no significant impact on its consolidated financial statements upon adoption.

In June 2011, the FASB issued authoritative guidance that will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in equity. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011. The company adopted the new guidance on January 1, 2012, which resulted in a different presentation in its consolidated financial statements.

In September 2011, the FASB issued authoritative guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The company adopted the new guidance on January 1, 2012. There was no significant impact on its consolidated financial statements upon adoption. Goodwill testing was completed as of September 30, 2012 using the previous methodology, as permitted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Other Information, continued

In July 2012, the FASB issued authoritative guidance on testing indefinite-lived intangible assets for impairment. Under the revised guidance, entities testing indefinite-lived intangible assets for impairment will have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is not impaired, then the entity is not required to take further action. The amendment is effective for annual and interim indefinite-lived asset impairment tests performed for fiscal years beginning after September 15, 2012. The company believes that adoption of new guidance will have no effect on its consolidated financial statements.

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

The following table sets forth the final purchase price allocation for Cole Hersee’s net assets in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values.

Cole Hersee final purchase price allocation (in thousands):
Cash	$1,708
Current assets, net	17,628
Property, plant and equipment	5,368
Customer list	10,700
Distribution network	500
Trademarks	2,900
Goodwill	15,564
Other assets	533
Current liabilities	(2,575)
Other long-term liabilities	(2,376)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition of Businesses, continued

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

The following table sets forth the final purchase price allocation for Selco’s net assets, as of December 29, 2012, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values.

Selco’s final purchase price allocation (in thousands):
Cash	$5
Current assets, net	3,815
Property, plant and equipment	183
Distribution network	3,547
Trademarks	389
Patents and licenses	1,439
Goodwill	6,303
Current liabilities	(4,549)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition of Businesses, continued

The following table sets forth the preliminary purchase price allocation, as of December 29, 2012, for Accel acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values.

Accel AB preliminary purchase price allocation (in thousands):
Cash	$344
Current assets, net	8,643
Property, plant and equipment	3,731
Other assets	7
Goodwill	11,536
Distribution network	1,321
Trademarks	1,259
Patents and licenses	2,435
Current liabilities	(5,411)
$23,865

All Accel goodwill and other assets and liabilities were recorded in the Automotive business unit segment and reflected in the Europe geographical area. The distribution network is being amortized over three to 10 years. Trademarks are being amortized over five years. Patents and licenses are being amortized over 10 years. The goodwill resulting from this acquisition consists largely of the company’s expected future product sales and synergies from combining Accel’s products with the company’s existing product offerings. Goodwill for the above acquisition is not expected to be deductible for tax purposes.

As required by purchase accounting rules, the company recorded a $0.4 million step-up of inventory to its fair value as of the acquisition date. During the third quarter of 2012, as the inventory was sold, cost of goods sold included $0.4 million of non-cash charges for this step-up. The purchase price allocation for Accel is expected to be finalized in early 2013 and further adjustments are not anticipated to be significant.

Terra Power Systems, LLC

On September 26, 2012, the company acquired 100% of Terra Power Systems, LLC ("Terra Power"), a U.S. manufacturer of electromechanical components including power distribution modules and fuse holders for commercial vehicle products in the automotive industry for $10.6 million. The acquisition allows the company to strengthen its position in the commercial vehicle products market by adding new products and new customers within its Automotive business unit segment. Terra Power is based in Bellingham, Washington.  The company funded the acquisition with available cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition of Businesses, continued

All Terra Power goodwill and other assets and liabilities were recorded in the Automotive business unit segment and reflected in the Americas geographical area. The goodwill resulting from this acquisition consists largely of the company’s expected future product sales and synergies from combining Terra Power’s products with the company’s existing commercial vehicle product offerings. Goodwill for the above acquisition is expected to be deductible for tax purposes.

The following table sets forth the preliminary purchase price allocation for Terra Power acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values. The preliminary purchase price allocation reflected below is based on initial internal estimates.

Terra Power preliminary purchase price allocation (in thousands):
Cash	$105
Current assets, net	1,625
Property, plant and equipment	457
Goodwill	4,562
Other intangibles	4,064
Current liabilities	(213)
$10,600

Pro forma financial information is not presented for the company’s business acquisitions described above due to amounts not being materially different than actual results.

3. Inventories

The components of inventories at December 29, 2012 and December 31, 2011 are as follows (in thousands):

	2012	2011
Raw materials	$21,689	$26,919
Work in process	11,868	10,704
Finished goods	42,023	37,952
Total	$75,580	$75,575

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by operating segment are as follows at December 29, 2012 and December 31, 2011 (in thousands):

	2012	Additions (Reductions)(a)	Adjustments(c)	2011	Additions (Reductions)(b)	Adjustments(c)	2010
Electronics	$35,423	$-	$447	$34,976	$—	$(330)	$35,306
Automotive	56,255	16,098	970	39,187	(1,979)	(204)	41,370
Electrical	41,914	(143)	523	41,534	6,457	(934)	36,011
Total	$133,592	$15,955	$1,940	$115,697	$4,478	$(1,468)	$112,687
(a)
Automotive additions in 2012 of $16.1 million resulted from the acquisition of Accel and Terra Power. Electrical reductions in 2012 resulted from adjustments to the final purchase price allocation for the Selco acquisition.

(b)	Automotive reductions in 2011 of $2.0 million resulted from the finalization of the Cole Hersee purchase price allocation. Electrical additions in 2011 are from the acquisition of Selco.
(c)	Adjustments reflect the impact of changes in foreign exchange rates.

There were no accumulated goodwill impairment losses at December 29, 2012, December 31, 2011 or January 1, 2011.

The company recorded amortization expense of $6.1 million in 2012, $6.6 million in 2011 and $5.0 million in 2010. The details of other intangible assets and related future amortization expense of existing intangible assets at December 29, 2012 and December 31, 2011 are as follows:

	2012			2011
(in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization
Patents, licenses and software(a)	11.8	$43,939	$32,795	11.9	$41,909	$31,156
Distribution network(b)	13.6	47,206	28,242	13.8	44,738	25,431
Customer lists, trademarks and tradenames(c)	13.5	22,422	9,590	13.8	17,451	8,651
Tradenames(d)	—	5,872	—	—	5,723	—
Total	12.3	$119,439	$70,627	12.4	$109,821	$65,238
(a)
Increase to gross carrying value for patents, licenses and software in 2012 is related to the preliminary Accel acquisition purchase price allocation discussed in Note 2.  Other changes are primarily due to the impact of foreign currency translation adjustments.

(b)
Increase to gross carrying value for distribution network in 2012 is related to the preliminary Accel acquisition purchase price discussed in Note 2.  Other changes are primarily due to the impact of foreign currency translation adjustments.

(c)
Increase to gross carrying value for customer lists, trademarks and tradenames in 2012 is related to the preliminary Accel and Terra Power acquisition purchase price allocation discussed in Note 2.  Other changes are primarily due to the impact foreign currency translation adjustments.

(d)	Tradenames with indefinite lives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Goodwill and Other Intangible Assets, continued

Estimated amortization expense related to intangible assets with definite lives at December 29, 2012 is as follows (in thousands):

2013	$6,511
2014	5,590
2015	4,449
2016	4,071
2017	3,690
2018 and thereafter	18,629
$42,940

5. Other Investments

The company’s other investments represent shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company. The Polytronics investment was acquired as part of the Littelfuse GmbH acquisition.  The company’s Polytronics shares held at the end of fiscal 2012 and 2011 represent approximately 7.2% and 7.3% of total Polytronics shares outstanding, respectively. The fair value of the Polytronics investment was €7.8 million (approximately $10.3 million) at December 29, 2012 and €6.8 million (approximately $8.9 million) at December 31, 2011. Included in 2012 other comprehensive income is an unrealized gain of $1.2 million, due to the increase in fair market value of the Polytronics investment. The remaining movement year over year was due to the impact of changes in exchange rates.

6. Investment in Unconsolidated Affiliate

Investments in unconsolidated entities over which the company has significant influence over the investees’ operating and financing activities are accounted for under the equity method of accounting. Investments in affiliates in which the company does not have such ability are accounted for under the cost method of accounting.

In 2011, the company invested $6.0 million in certain preferred stock of Shocking Technologies, Inc. (“Shocking”). Shocking is an early-stage company which is developing circuit protection products for the computer and telecommunications markets. At December 31, 2011, the company accounted for its investment at cost as it did not have significant influence over financing or operating activities. Total investment ownership in Shocking was $6.0 million or approximately 6.1% at December 31, 2011.

In April 2012, the company invested an additional $10.0 million in certain common and preferred stock of Shocking, increasing its investment interest to $16.0 million or approximately 18.4%. In addition, in late-November 2012, the company provided an additional $2.0 million short-term secured loan to Shocking and determined that the company then had the ability to exert significant influence. As a result, the company began accounting for the investment in Shocking using the equity method. In accordance with ASC 323, the company retroactively recorded its proportional share of Shocking's operating losses, which amounted to approximately $4.0 million in 2012. The proportional amount of operating losses in 2011 was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investment in Unconsolidated Affiliate, continued

Impairment
During the fourth quarter of 2012, the company concluded that there was an other-than-temporary impairment which existed for its investment in Shocking. The company engaged a third-party valuation firm to assist in developing the fair value of the investment in Shocking. Based on the then fair value, the company determined that there was an impairment of approximately $3.3 million which was recorded as a non-operating impairment and equity loss of unconsolidated affiliate in the Consolidated Statements of Net Income.

The effect of retroactively recording the company’s proportional share of Shocking's operating losses (including the impact of differences in the company’s equity in Shocking’s net assets, which is attributable to amortizable intangible assets) for the quarterly periods in 2012 was as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total 2012
Equity-method losses	$525	$1,033	$1,965	$488	$4,011
Impairment charge	—	—	—	3,323	3,323
Total	$525	$1,033	$1,965	$3,811	$7,334

The selected quarterly financial data shown in Note 19 has been restated for the first three quarters of 2012 to show the impact of the above retroactive application of the equity method of accounting for Shocking.

The carrying value of the Shocking investment at December 29, 2012 represents the company's best estimate of the fair value of its investment as of that date. Shocking is currently seeking additional funding, and if these fund-raising efforts are not successful, further impairment of this investment may occur.

7. Debt

The carrying amounts of debt at December 29, 2012 and December 31, 2011 are as follows (in thousands):

	2012	2011
Revolving credit facility	$84,000	$85,000
	84,000	85,000
Less: Current maturities	84,000	85,000
Total	$—	$—

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

7. Debt, continued

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

On June 13, 2011, the company entered into a new credit agreement with certain commercial banks that provides an unsecured revolving credit facility in an amount of up to $150.0 million, with a potential to increase up to $225.0 million. At December 29, 2012, the company had available $65.4 million of borrowing capacity under the revolving credit agreement at an interest rate of LIBOR plus 1.25% (1.46% as of December 29, 2012). The credit agreement replaces the company’s previous credit agreement dated July 21, 2006 and loan agreement dated September 29, 2008, and, unless terminated earlier, will terminate on June 13, 2016. During the second quarter of 2011, $0.2 million of previously capitalized debt issuance costs were written off as a non-cash charge and $0.7 million of new debt issuance costs incurred was capitalized and will be amortized over the life of the new credit agreement.

This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At December 29, 2012, the company was in compliance with all covenants under the revolving credit facility.

During the second quarter of 2011, as part of the new refinancing arrangement discussed above, $47.0 million of indebtedness that was due on the previous term loan was settled and rolled-over into the revolving credit facility by the lender.

For the fiscal year ended December 29, 2012, the company had $0.8 million outstanding in letters of credit. No amounts were drawn under these letters of credit at December 29, 2012.  For the fiscal year ended December 31, 2011, the company had $2.3 million available in letters of credit. No amounts were drawn under these letters of credit at December 31, 2011.

Interest paid on debt was approximately $1.7 million in 2012, $1.6 million in 2011, and $1.3 million in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Financial Instruments and Risk Management

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

The company recognizes all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The fair value is based upon either market quotes for actively traded instruments or independent bids for non-exchange traded instruments. The company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions to the hedged risk. On the date the derivative is entered into, the company designates the derivative as a fair value hedge, cash flow hedge or a net investment hedge, and accounts for the derivative in accordance with its designation. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the company discontinues hedge accounting, and any deferred gains or losses are recorded in the respective measurement period. The company currently does not have any outstanding derivative instruments.

9. Fair Value of Assets and Liabilities

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Fair Value of Assets and Liabilities, continued

Investment in Polytronics

Equity securities listed on a national market or exchange are valued at the last sales price. Such securities are further detailed in Note 5 and classified within Level 1 of the valuation hierarchy.

The company has an investment in an unconsolidated affiliate, Shocking Technologies, Inc. (“Shocking”), as described in Note 6, for which the valuation model that was used to determine the fair value of Shocking was a discounted cash flow model to value Shocking’s equity and then an option pricing method to allocate the equity value to the various classes of stock in Shocking’s capital structure, including Series C and common shares held by the company. Significant unobservable inputs used included an expected two years until liquidity event, a volatility of 35% and a risk free rate of 0.44%. The investment is categorized as Level 3.

There were no changes during the year ended December 29, 2012 to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of December 29, 2012 and December 31, 2011, the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 29, 2012 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$10,327	$—	$—	$10,327
Investment in unconsolidated affiliate	—	—	8,666	8,666
Total	$10,327	$—	$8,666	$18,993

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Fair Value of Assets and Liabilities, continued

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 31, 2011 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$8,867	$—	$—	$8,867
Total	$8,867	$—	$—	$8,867

The company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The company’s long-term debt fair value approximates book value at December 29, 2012 and December 31, 2011.

10. Restructuring

During the period 2006 through 2009, the company announced closures of its facilities in Dundalk, Ireland, Irving, Texas, Des Plaines, Illinois, Elk Grove, Illinois, Matamoros, Mexico, Swindon, U.K., Dünsen, Germany, Utrecht, Netherlands, and Yangmei, Taiwan. These manufacturing and distribution center closures were part of a multi-year plan to improve the company’s cost structure and margins by rationalizing the company’s footprint, reducing labor costs and moving closer to customers. As of December 29, 2012, all of these facility closures have been completed. Together, these initiatives have impacted approximately 946 employees and resulted in aggregate restructuring charges of $53.9 million through December 29, 2012. The company does not expect to incur any additional costs associated with these facility closures and related restructuring.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Restructuring, continued

A summary of activity for the restructuring liability is as follows:

Littelfuse, Inc. restructuring (in thousands)
Balance at January 2, 2010	$10,917
Additions	1,687
Payments	(8,732)
Exchange rate impact	(107)
Balance at January 1, 2011	3,765
Additions	594
Payments	(2,941)
Exchange rate impact	23
Balance at December 31, 2011	1,441
Additions	125
Payments	(943)
Exchange rate impact	22
Balance at December 29, 2012	$645

Additional costs recorded that are not related to the initial restructuring plans discussed above were $0.5 million and $0.4 million at December 29, 2012 and December 31, 2011, respectively.

11. Coal Mine Liability

Included in other long-term liabilities is an accrual related to former coal mining operations at Littelfuse GmbH (formerly known as Heinrich Industries, AG) for the amounts of €2.4 million ($3.1 million) and €3.1 million ($4.0 million) at December 29, 2012 and December 31, 2011, respectively.  Management accrues for losses associated with litigation and environmental claims based on management's best estimate of future costs when such losses are probable and reasonably able to be estimated.  Management,  in conjunction with an independent third-party used to prepare an annual engineering study, performs an annual evaluation of the former coal mining operations in order to develop its estimate of their probable future obligations in regard to remediating the dangers (such as a shaft collapse) of abandoned coal mine shafts in the former coal mining operations.  The ultimate determination can only be done after respective investigations because the concrete conditions are mostly unknown at this time. The accrual is not discounted as management cannot reasonably estimate when such remediation efforts will take place.

12. Asset Impairments

During 2012, the company recorded an asset impairment charge of approximately $0.5 million within selling, general and administrative expenses. This charge reflects the write-down of the company’s previously closed manufacturing facility in Dünsen, Germany to its net selling price. The charge was recognized as an “other” charge for segment reporting purposes. The Dünsen facility was sold during the fourth quarter of 2012. Also, during the third quarter of 2012, the company reclassified its Yangmei, Taiwan facility to Assets held for sale. The Yangmei facility was sold during the fourth quarter of 2012 and a gain of approximately $1.5 million was realized. In the fourth quarter of 2012, the company entered into a binding agreement for the future sale of its Des Plaines, Illinois property for $6.0 million on an installment basis over a three year period. The carrying values of the company’s Assets held for sale are $5.5 million for the previously closed manufacturing facility in Des Plaines, Illinois as of December 29, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Asset Impairments, continued

During 2011, the company recorded asset impairment charges of approximately $2.3 million within selling, general and administrative expenses. These charges resulted from the shut-down of the company’s manufacturing facility in Dünsen, Germany during the third quarter of 2011 and continuing declines in  commercial real estate prices affecting the value of the company’s previously closed manufacturing sites in Des Plaines, Illinois and Dundalk, Ireland. The charges were recognized as an “other” charge for segment reporting purposes. Impairment charges and fair value measurements related to these facilities were based on independent broker valuations (market approach) and are considered Level 3 measurements within the fair value hierarchy for financial reporting purposes. The carrying values of the company’s assets held for sale were $5.4 million for Des Plaines, $0.4 million for Dundalk and $0.8 million for Dünsen as of December 31, 2011.

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

13. Benefit Plans

The company has a company-sponsored defined benefit pension plan covering certain of its North American employees. The amount of the retirement benefit is based on years of service and final average pay. The plan also provides post-retirement medical benefits to retirees and their spouses if the retiree has reached age 62 and has provided at least ten years of service prior to retirement. Such benefits generally cease once the retiree attains age 65. The U.S Pension plan was frozen in 2009. The company also has company-sponsored defined benefit pension plans covering employees in the U.K., Germany, Japan, Taiwan and the Philippines. The amount of the retirement benefits provided under the plans is based on years of service and final average pay.

During the fourth quarter of 2012, the company recorded $5.3 million in pension settlement and valuation charges. Approximately $5.1 million of these charges were classified in selling, general and administrative expenses and approximately $0.2 million were classified in cost of sales. During the fourth quarter of 2012, the company amended the Littelfuse Inc. Retirement Plan to allow participants who meet certain requirements to elect, during a limited window period, to receive their vested retirement benefits in a lump sum (or for certain participants annuity payments, on and after) December 1, 2012. The $5.1 million settlement charge recorded in selling, general and administrative expenses related to the amended Littelfuse, Inc. Retirement Plan represents the total amount for eligible participants who elected to receive their benefits under the amendment.  The $0.2 million charge recorded in cost of sales related to the company's Taiwan manufacturing facility that was closed in 2012.

Effective December 31, 2011, the Cole Hersee pension plans were merged with the Littelfuse Inc. Retirement Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Benefit Plans, continued

During the fourth quarter of 2010, the company elected to fully fund its German pension liability for approximately $10.2 million in cash. The German pension plan was frozen in 2009.

The company’s contributions are made in amounts sufficient to satisfy legal requirements. The company is not expected to be required to make a minimum funding contribution in accordance with the Employee Retirement Income Securities Act of 1974 (“ERISA”) for fiscal year 2013 but made a $5.0 million voluntary contribution to its U.S. pension plan in February 2013.

Total pension expense (income) was $5.4 million, $0.5 million and ($0.3) million in 2012, 2011 and 2010, respectively. The increase in pension expense in 2012 was the result of a pension settlement charge as described above. The increase in pension expense in 2011 resulted from required service and interest costs exceeding net earnings from plan assets for the year. The pension income in 2010 resulted from net earnings from plan assets that exceeded the required service and interest cost for the year.

Benefit plan related information is as follows:

	2012			2011
(In thousands)	U.S.	Foreign	Total	U.S.	Foreign	Total
Change in benefit obligation:
Benefit obligation at beginning of year	$94,383	$13,193	$107,576	$91,264	$12,627	$103,891
Service cost	600	601	1,201	560	429	989
Interest cost	4,962	644	5,606	5,110	632	5,742
Curtailment (gain)	—	(87)	(87)	—	(19)	(19)
Net actuarial loss	20,333	2,562	22,895	2,723	614	3,337
Benefits paid from the trust	(21,566)	(1,201)	(22,767)	(5,274)	(37)	(5,311)
Benefits paid directly by company	—	(725)	(725)	—	(874)	(874)
Settlement (gain)	(3,525)	—	(3,525)	—	—	—
Effect of exchange rate movements	—	419	419	—	(179)	(179)
Benefit obligation at end of year	$95,187	$15,406	$110,593	$94,383	$13,193	$107,576

Change in plan assets at fair value:
Fair value of plan assets at beginning of year	$81,201	$11,278	$92,479	$87,522	$11,158	$98,680
Actual return on plan assets	8,314	604	8,918	(1,047)	431	(616)
Employer contributions	10,000	—	10,000	—	—	—
Benefits paid	(21,566)	(1,201)	(22,767)	(5,274)	(37)	(5,311)
Effect of exchange rate movements	—	271	271	—	(274)	(274)
Fair value of plan assets at end of year	77,949	10,952	88,901	81,201	11,278	92,479
Net amount recognized/unfunded status	$(17,238)	$(4,454)	$(21,692)	$(13,182)	$(1,915)	$(15,097)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$—	$646	$646	$—	$195	$195
Accrued benefit liability	(17,238)	(5,100)	(22,338)	(13,182)	(2,110)	(15,292)
Net liability recognized	$(17,238)	$(4,454)	$(21,692)	$(13,182)	$(1,915)	$(15,097)
Accumulated other comprehensive loss	$29,406	$3,292	$32,698	$19,728	$1,036	$20,764

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Benefit Plans, continued

Amounts recognized in accumulated other comprehensive income (loss), pre-tax consist of:

	2012			2011
(In thousands)	U.S.	Foreign	Total	U.S.	Foreign	Total
Net actuarial loss	$29,406	$3,292	$32,698	$19,728	$1,051	$20,779
Prior service (cost)	—	—	—	—	(15)	(15)
Net amount recognized / occurring, pre-tax	$29,406	$3,292	$32,698	$19,728	$1,036	$20,764

The estimated net actuarial loss (gain) which will be amortized from accumulated other comprehensive income (loss) into benefit cost in 2013 is less than $0.9 million.

	U.S.			Foreign
(In thousands)	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$600	$560	$500	$601	$429	$266
Interest cost	4,962	5,110	3,927	644	632	591
Expected return on plan assets	(6,620)	(6,518)	(5,018)	(480)	(507)	(15)
Amortization of prior service (credit)	—	—	—	(1)	(1)	(1)
Amortization of losses (gains)	338	748	—	63	25	(3)
Total cost of the plan for the year	(720)	(100)	(591)	827	578	838
Expected plan participants’ contributions	—	—	—	—	—	—
Net periodic benefit (credit) cost	(720)	(100)	(591)	827	578	838
Settlement loss	5,098	—	—	188	11	27
Total (income) expense for the year	$4,378	$(100)	$(591)	$1,015	$589	$865

Weighted average assumptions used to determine net periodic benefit cost for the years 2012, 2011 and 2010 are as follows:

	U.S.				Foreign
	2012	2011		2010	2012	2011	2010
Discount rate	5.4%	5.9%/5.4	% (1)	7.0%	5.5%	5.3%	5.6%
Expected return on plan assets	7.8%	8.5%/7.5	% (2)	8.5%	4.5%	4.5%	1.5%
Compensation increase rate	—	—		—	5.6%	5.3%	4.8%
Measurement dates	12/31/12	12/31/11		12/31/10	12/31/12	12/31/11	12/31/10
(1)	5.9% used for the Littelfuse, Inc. Plan, and 5.4% used for the Cole Hersee plan.
(2)	8.5% used for the Littelfuse, Inc. Plan, and 7.5% used for the Cole Hersee plan.

The accumulated benefit obligation for the U.S. defined benefit plan was $95.2 million and $94.4 million at December 29, 2012 and December 31, 2011, respectively. The accumulated benefit obligation for the foreign plans was $12.5 million and $1.2 million at December 29, 2012 and December 31, 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Benefit Plans, continued

Weighted average assumptions used to determine benefit obligations at year-end 2012, 2011 and 2010 are as follows:

	U.S.				Foreign
	2012	2011	2010		2012	2011	2010
Discount rate	3.9%	5.4%	5.9/5.4	% (1)	4.2%	5.5%	5.3%
Compensation increase rate	—	—	—		6.3%	5.6%	5.3%
Measurement dates	12/31/12	12/31/11	12/31/10		12/31/12	12/31/11	12/31/10
(1)	5.9% used for the Littelfuse, Inc. plan and 5.4% used for the Cole Hersee plan.

Expected benefit payments to be paid to participants for the fiscal year ending are as follows (in thousands):

Year	U.S.	Foreign
2013	$5,167	$1,079
2014	5,186	858
2015	5,232	860
2016	5,284	894
2017	5,338	925

Defined Benefit Plan Assets

Based upon analysis of the target asset allocation and historical returns by type of investment, the company has assumed that the expected long-term rate of return will be 7.8% on the Littelfuse, Inc. domestic plan assets and 4.5% on foreign plan assets. Assets are invested to maximize long-term return taking into consideration timing of settlement of the retirement liabilities and liquidity needs for benefits payments. Pension plan assets were invested as follows, and were not materially different from the target asset allocation:

	U.S. Asset Allocation		Foreign Asset Allocation
	2012	2011	2012	2011
Equity securities	53%	71%	3%	3%
Debt securities	46%	28%	95%	95%
Cash	1%	1%	2%	2%
	100%	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Benefit Plans, continued

The following table presents the company’s  U.S and German pension plan assets measured at fair value by classification within the fair value hierarchy as of  December 29, 2012 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equities:
MSCI Emg Mkts Index Fund	$—	$6,243	$—	$6,243
MSCI World Index Fund	—	34,666	—	34,666
Fixed income:
Long U.S. Credit Corp Index Fund	—	22,889	—	22,889
Long U.S. Govt Bond Index Fund	—	7,630	—	7,630
High yield corporate bond funds	—	5,378	—	5,378
Investment grade corporate bond funds	—	10,297	—	10,297
Other	—	655	—	655
Cash and equivalents	1,143	—	—	1,143
Total pension plan assets	$1,143	$87,758	$—	$88,901

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Benefit Plans, continued

Defined Contribution Plans

The company also maintains a 401(k) savings plan covering substantially all U.S. employees. The company matches 100% of the employee’s annual contributions for the first 4% of the employee’s gross wages. Employees are immediately vested in their contributions plus actual earnings thereon, as well as the company contributions. Company matching contributions amounted to $1.5 million, $1.3 million and $1.1 million in each of the years 2012, 2011 and 2010, respectively.

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

The company previously provided additional retirement benefits for certain key executives through its unfunded defined contribution Supplemental Executive Retirement Plan (“SERP”). The company amended the SERP during 2009 to freeze contributions and set the annual interest rate credited to the accounts until distributed at the five-year Treasury constant maturity rate. The charge to expense for the SERP plan amounted to $0.1 million, $0.1 million and $0.1 million in each of the years 2012, 2011 and 2010, respectively.

14. Shareholders’ Equity

Equity Plans: The company has equity-based compensation plans authorizing the granting of stock options, restricted shares, restricted share units, performance shares and other stock rights of up to 5,925,000 shares of common stock to employees and directors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Shareholders’ Equity, continued

The following table provides a reconciliation of outstanding stock options for the fiscal year ended December 29, 2012.

	Shares Under Option	Weighted Average Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (000’s)
Outstanding December 31, 2011	1,064,251	$34.42
Granted	128,140	63.09
Exercised	(377,094)	30.73
Forfeited	(26,847)	43.45
Outstanding December 29, 2012	788,450	40.53	3.3	$15,895
Exercisable December 29, 2012	522,263	35.64	2.3	12,774

The following table provides a reconciliation of nonvested restricted share and share unit awards for the fiscal year ended December 29, 2012.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested December 31, 2011	191,167	$39.66
Granted	96,516	61.57
Vested	(97,176)	35.32
Forfeited	(7,220)	47.62
Nonvested December 29, 2012	183,287	53.18

The total intrinsic value of options exercised during 2012, 2011 and 2010 was $9.8 million, $15.6 million, and $7.6 million, respectively.

The company recognizes compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the awards. At December 29, 2012, the unrecognized compensation cost for options, restricted shares and performance shares was $8.6 million before tax, and will be recognized over a weighted-average period of 1.8 years. Compensation cost included as a component of selling, general and administrative expense for all equity compensation plans discussed above was $7.3 million, $5.8 million and $5.2 million for 2012, 2011 and 2010, respectively. The total income tax benefit recognized in the Consolidated Statements of Net Income was $2.6 million, $2.1 million and $1.9 million for 2012, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Shareholders’ Equity, continued

The company uses the Black-Scholes option valuation model to determine the fair value of awards granted. The weighted average fair value of and related assumptions for options granted are as follows:

	2012	2011	2010
Weighted average fair value of options granted	$23.38	$24.25	$17.40
Assumptions:
Risk-free interest rate	0.89%	2.07%	2.25%
Expected dividend yield	1.14%	0.97%	0%
Expected stock price volatility	46.0%	46.0%	47.0%
Expected life of options (years)	5.1	5.1	4.5

Expected volatilities are based on the historical volatility of the company’s stock price. The expected life of options is based on historical data for options granted by the company and the SEC simplified method. The risk-free rates are based on yields available at the time of grant on U.S. Treasury bonds with maturities consistent with the expected life assumption.

Accumulated Other Comprehensive Income (Loss): The components of accumulated other comprehensive income (loss) at the end of the fiscal years 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010
Pension liability adjustments(a)	$(20,879)	$(13,578)	$(6,875)
Gain (loss) on investments(b)	7,867	6,642	9,344
Foreign currency translation adjustment	29,560	15,567	18,772
Total	$16,548	$8,631	$21,241
(a)	Net of tax of $11,819, $7,186 and $3,718 for 2012, 2011 and 2010, respectively.
(b)	Net of tax of $0, $0 and $0 for 2012, 2011 and 2010, respectively.

Preferred Stock: The Board of Directors may authorize the issuance of preferred stock from time to time in one or more series with such designations, preferences, qualifications, limitations, restrictions and optional or other special rights as the Board may fix by resolution.

The Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2012 to April 30, 2013. The company did not repurchase any shares in fiscal 2012 and 1,000,000 shares remain available for purchase under the initial program as of December 29, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Income Taxes

Domestic and foreign income (loss) before income taxes is as follows (in thousands):

	2012	2011	2010
Domestic	$17,490	$25,206	$15,956
Foreign	82,562	89,895	91,723
Income before income taxes	$100,052	$115,101	$107,679

Federal, state and foreign income tax (benefit) expense consists of the following (in thousands):
Current:
Federal	$5,934	$6,663	$2,917
State	1,217	1,647	586
Foreign	20,230	21,130	17,729
Subtotal	27,381	29,440	21,232
Deferred:
Federal and State	(6,115)	(700)	6,919
Foreign	3,454	(663)	865
Subtotal	(2,661)	(1,363)	7,784
Provision for income taxes	$24,720	$28,077	$29,016

A reconciliation between income taxes computed on income before income taxes at the federal statutory rate and the provision for income taxes is provided below (in thousands):

	2012	2011	2010
Tax expense at statutory rate of 35%	$35,018	$40,284	$37,688
State and local taxes, net of federal tax benefit	536	1,484	420
Foreign income tax rate differential	(11,146)	(13,052)	(10,554)
Tax on unremitted earnings	—	(254)	1,267
Other, net	312	(385)	195
Provision for income taxes	$24,720	$28,077	$29,016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Income Taxes, continued

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting bases and the tax bases of the company’s assets and liabilities. Significant components of the company’s deferred tax assets and liabilities at December 29, 2012 and December 31, 2011, are as follows (in thousands):

	2012	2011
Deferred tax assets:
Accrued expenses	$21,308	$15,764
Foreign tax credit carryforwards	9,638	9,627
R&D credit carryforwards	147	1,013
AMT credit carryforwards	1,306	1,318
Accrued restructuring	310	300
Equity investments	2,787	—
Domestic and foreign net operating loss carryforwards	2,330	1,608
Gross deferred tax assets	37,826	29,630
Less: Valuation allowance	(784)	(708)
Total deferred tax assets	37,042	28,922

Deferred tax liabilities:
Tax depreciation and amortization in excess of book	16,713	10,919
Other	349	1,917
Total deferred tax liabilities	17,062	12,836

Net deferred tax assets	$19,980	$16,086

The deferred tax asset valuation allowance is related to certain deferred tax assets from foreign net operating losses. The remaining domestic and foreign net operating losses either have no expiration date or are expected to be utilized prior to expiration. The foreign tax credit carryforwards begin to expire in 2018. The company paid income taxes of approximately $23.8 million, $27.1 million and $6.4 million in 2012, 2011 and 2010, respectively. U.S. income taxes were not provided on a cumulative total of approximately $220.2 million of undistributed earnings for certain non-U.S. subsidiaries as of December 29, 2012, and accordingly, no deferred tax liability has been established relative to these earnings. The determination of the deferred tax liability associated with the distribution of these earnings is not practicable. The company has two subsidiaries in China and one subsidiary in the Philippines on “tax holidays.” The “tax holidays” expire in China in two and three years and within the next one to three years in the Philippines. Such “tax holidays” contributed $2.5 million in tax benefits ($0.11 per diluted share) during 2012 with similar amounts expected in future years while “tax holidays” are in effect.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 29, 2012, December 31, 2011 and January 1, 2011 is as follows (in thousands):

Balance at January 2, 2010	$496
Additions for tax positions of prior years	233
Settlements	(617)
Balance at January 1, 2011, December 31, 2011 and December 29, 2012	$112

The amount of unrecognized tax benefits at December 29, 2012 was approximately $0.1 million. Of this total, approximately $0.1 million represents the amount of tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The company does not reasonably expect a decrease in unrecognized tax benefits in the next 12 months. None of the positions included in unrecognized tax benefits are related to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The U.S. federal statute of limitations remains open for 2009 onward. Foreign and U.S. state statute of limitations generally range from three to six years. The company is currently under examination in Texas for tax years 2007 through 2010, Singapore for tax years 2008 and 2009 and in the Philippines for the 2009 tax year. The company does not expect to recognize a significant amount of additional tax expense as a result of concluding any audit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Income Taxes, continued

The company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense.

16. Business Unit Segment Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Business Unit Segment Information, continued

Sales, marketing and research and development expenses are charged directly into each operating segment. All other functions are shared by the operating segments and expenses for these shared functions are allocated to the operating segments and included in the operating results reported below. The company does not report inter-segment revenue because the operating segments do not record it. The company does not allocate interest and other income, interest expense, equity in loss of unconsolidated affiliate, or taxes to operating segments. Although the CEO uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments. Except as discussed above, the accounting policies for segment reporting are the same as for the company as a whole.

The company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	2012	2011	2010
Net sales
Electronics	$329,466	$354,487	$373,370
Automotive	206,222	197,586	139,096
Electrical	132,225	112,882	95,555
Total net sales	$667,913	$664,955	$608,021

Depreciation and amortization
Electronics	$20,741	$22,324	$23,636
Automotive	6,822	5,992	4,918
Electrical	3,870	3,936	3,451
Total depreciation and amortization	$31,433	$32,252	$32,005

Operating income (loss)
Electronics	$51,422	$62,982	$69,676
Automotive	29,817	30,002	17,038
Electrical	32,794	28,902	24,697
Other (1)	(7,163)	(7,982)	(3,837)
Total operating income	106,870	113,904	107,574
Interest expense, net	1,701	1,691	1,437
Impairment and equity in net loss of unconsolidated affiliate (2)	7,334	—	—
Other expense (income), net	(2,217)	(2,888)	(1,542)
Income before income taxes	$100,052	$115,101	$107,679

(1)
Included in “Other” Operating income (loss) for 2012 are acquisition related fees ($1.0 million), non-cash charges for the sale of inventory that had been stepped-up to fair value at the acquisition date of Accel and Terra Power ($0.6 million), charges related to a pension liability settlement ($5.1 million) (see Note 13), and asset impairment charges related to the sale of the Dünsen, Germany facility ($0.5 million) (See Note 12).

Included in “Other” Operating income (loss) for 2011 are acquisition related fees ($1.0 million), a non-cash charge for the sale of inventory that had been stepped-up to fair value at the acquisition date of Cole Hersee ($3.7 million), asset impairment charges related to closure of the company’s Des Plaines, Illinois ($0.8 million), Dundalk, Ireland ($0.6 million) and Dünsen, Germany ($0.9 million) manufacturing facilities (see Note 12) and purchase accounting adjustments related to the Selco acquisition ($0.7 million).

Included in “Other” Operating income (loss) for 2010 are asset impairment charges related to closure of the company’s Des Plaines, Illinois ($1.3 million) and Dundalk, Ireland ($1.7 million) manufacturing facilities (see Note 12).

(2)	During the fourth quarter of 2012, the company recorded approximately $7.3 million related to the impairment and equity in net loss of its investment in Shocking Technologies. (See Note 6).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Business Unit Segment Information, continued

The company’s significant net sales and long-lived assets (total net property, plant and equipment) by country for the fiscal years ended 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010
Net sales
United States	$222,530	$223,701	$192,987
China	142,553	148,717	149,096
Other countries	302,830	292,537	265,938
Total net sales	$667,913	$664,955	$608,021

Long-lived assets
United States	$96,938	$92,482	$93,851
China	43,565	45,466	48,148
Canada	44,269	42,299	44,419
Other countries	118,543	98,917	98,244
Total long-lived assets	$303,315	$279,164	$284,662

For the year ended December 29, 2012, approximately 67% of the company’s net sales were to customers outside the United States (exports and foreign operations) including 21% to China. Sales to Arrow Pemco were less than 10% for 2012 and 2011, respectively, but 10.4% in 2010. No other single customer accounted for more than 10% of net sales during the last three years.

17. Lease Commitments

The company leases certain office and warehouse space as well as certain machinery and equipment under non-cancellable operating leases. Rent expense under these leases was approximately $9.1 million in 2012, $7.1 million in 2011 and $6.7 million in 2010.

Rent expense is recognized on a straight-line basis over the term of the leases. The difference between straight-line basis rent and the amount paid has been recorded as accrued lease obligations. The company also has leases that have lease renewal provisions. As of December 29, 2012, all operating leases outstanding were with third parties. The company did not have any capital leases as of December 29, 2012.

Future minimum  payments for all non-cancelable operating leases with initial terms of one year or more at December 29, 2012 are as follows (in thousands):

2013	$8,101
2014	4,883
2015	3,794
2016	3,017
2017	1,974
2018 and thereafter	16,144
$37,913

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Earnings Per Share

The company computes earnings per share using the two-class method. The two-class method includes an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and undistributed earnings for the period. The company’s reported net earnings is reduced by the amount allocated to participating securities to arrive at the earnings allocated to common stock shareholders for purposes of calculating earnings per share.

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

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

(In thousands, except per share amounts)	2012	2011	2010

Net income as reported	$75,332	$87,024	$78,663
Less: Distributed earnings available to participating securities	(30)	(16)	(3)
Less: Undistributed earnings available to participating securities	(98)	(288)	(411)
Numerator for basic earnings per share —
Undistributed and distributed earnings available to common shareholders	$75,204	$86,720	$78,249
Add: Undistributed earnings allocated to participating securities	98	288	411
Less: Undistributed earnings reallocated to participating securities	(97)	(283)	(405)
Numerator for diluted earnings per share —
Undistributed and distributed earnings available to common shareholders	$75,205	$86,725	$78,255
Denominator for basic earnings per share —
Weighted-average shares	21,822	21,901	21,875
Effect of dilutive securities:
Common stock equivalents	276	354	339
Denominator for diluted earnings per share —
Adjusted for weighted-average shares & assumed conversions	22,098	22,255	22,214
Basic earnings per share	$3.45	$3.96	$3.58
Diluted earnings per share	$3.40	$3.90	$3.52

The following potential shares of common stock attributable to stock options were excluded from the earnings per share calculation because their effect would be anti-dilutive: 159,983 in 2012; 85,563 in 2011; and 77,729 in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Selected Quarterly Financial Data (Unaudited)

The quarterly periods listed in the table below for 2012 are for the 13-weeks ending December 29, 2012, September 29, 2012, June 30, 2012 and March 31, 2012, respectively. The quarterly periods for 2011 are for the 13-weeks ending December 31, 2011, October 1, 2011, July 2, 2011 and April 2, 2011, respectively.

(In thousands, except per share data)
	2012					2011
	4Qa	3Qb	2	Q	1Qc	4Qd	3Qe	2	Q	1Qf
Net sales	$158,794	$172,688	$175,853		$160,578	$147,193	$173,987	$176,615		$167,160
Gross profit	59,407	68,636	69,562		60,862	53,526	68,471	69,994		64,703
Operating income	18,019	30,931	32,096		25,824	18,121	29,574	35,291		30,918
Net income (as previously reported)	9,841	23,998	23,604		17,889	15,238	24,939	25,269		21,578
Equity method loss adjustments(g)	2,188	(1,220)	(641)		(326)	—	—	—		—
Net income (restated)	12,029	22,778	22,963		17,563	15,238	24,939	25,269		21,578
Net income per share (as reported):
Basic	$0.45	$1.09	$1.08		$0.83	$0.71	$1.13	$1.13		$0.98
Diluted	$0.44	$1.08	$1.07		$0.81	$0.70	$1.12	$1.11		$0.96
Impact of equity method loss adjustments:
Basic	$0.10	$(0.05)	$(0.03)		$(0.02)	$—	$—	$—		$—
Diluted	$0.09	$(0.05)	$(0.03)		$(0.01)	$—	$—	$—		$—
Net income per share (as restated):
Basic	$0.55	$1.04	$1.05		$0.81	$0.71	$1.13	$1.13		$0.98
Diluted	$0.53	$1.03	$1.04		$0.80	$0.70	$1.12	$1.11		$0.96
a–
In the fourth quarter of 2012, the company recorded a $7.3 million charge related to the impairment and equity method losses of Shocking Technologies. (See Note 6). The company also recorded a $5.1 million charge related to a pension settlement. (See Note 13).

b–
In the third quarter of 2012, the company recorded $0.5 million charge related to the impairment of the Dünsen, Germany property. (See Note 12). The company also recorded $0.6 million in acquisition charges related to the Accel and Terra Power acquisitions and $0.4 million of non-cash charges related to the step-up of inventory from the Accel acquisition (See Note 2).

c–	In the first quarter of 2012, the company recorded a $0.2 million non-cash charge related to the step-up of inventory from the Selco acquisition (See Note 2).
d–
In the fourth quarter of 2011, the company recorded $0.5 million of non-cash charges related to the step-up of inventory from the Selco A/S acquisition. (See Note 2). The company also recorded a $1.7 million decrease to income tax expense related to a deferred tax asset write-up due to an increase in the statutory rate in China.

e–	In the third quarter of 2011, the company recorded a $2.3 million charge related to asset impairments in Europe.
f–	In the first quarter of 2011, the company recorded $3.7 million of non-cash charges related to the step-up of inventory from the Cole Hersee acquisition. (See Note 2).
g–	Equity method loss adjustments reflects the impact of recording Shocking Technologies results for each of the quarters of 2012 on a retroactive basis. (See Note 6).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of the company’s internal control over financial reporting, as well as an attestation report from the company’s independent registered public accounting firm on the effectiveness of the company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of Littelfuse is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Littelfuse internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Littelfuse management assessed the effectiveness of the company’s internal control over financial reporting as of December 29, 2012, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the company’s management concluded that, as of December 29, 2012, the company’s internal control over financial reporting is effective.

The Littelfuse independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 29, 2012. Their report appears on page 39 hereof.

Changes in Internal Control over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the company’s fourth fiscal quarter ended December 29, 2012 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

As of December 29, 2012, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures were effective.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers of the Registrant

The executive officers of the company are as follows:

Name	Age	Position
Gordon Hunter	61	Chairman of the Board of Directors, President and Chief Executive Officer
Philip G. Franklin	61	Vice President, Operations Support, and Chief Financial Officer
Dal Ferbert	59	Vice President and General Manager of the Electrical Business Unit
Dieter Roeder	56	Vice President and General Manager of the Automotive Business Unit
Deepak Nayar	54	Vice President and General Manager of the Electronics Business Unit
David W. Heinzmann	49	Vice President of Global Operations
Ian Highley	49	Vice President and General Manager of Semiconductor Products
Daniel F. Stanek	42	Vice President and General Manager of Protection Relays and Custom Products
Ryan K. Stafford	45	General Counsel and Vice President, Human Resources
Mary S. Muchoney	67	Corporate Secretary

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

Philip G. Franklin, Vice President, Operations Support, and Chief Financial Officer, joined the company in 1998 and is responsible for finance and accounting, investor relations, mergers and acquisitions, and information systems. Prior to joining Littelfuse, Mr. Franklin was Vice President and Chief Financial Officer for OmniQuip International, a private equity sponsored roll-up in the construction equipment industry, which he helped take public. Before that, Mr. Franklin served as Chief Financial Officer for both Monarch Marking Systems, a subsidiary of Pitney Bowes, and Hill Refrigeration, a company controlled by Sam Zell. Earlier in his career, he worked in a variety of finance and general management positions at FMC Corporation. Mr. Franklin currently serves on the Board of Directors of TTM Technologies, where he is Chairman of the Audit Committee.

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

Ian Highley, Vice President and General Manager, Semiconductor Products, is responsible for the marketing, sales, product development and strategic planning efforts of the company’s semiconductor products. Mr. Highley joined the company in 2002 as Product Line Director, Semiconductor Products. Mr. Highley served as General Manager Semiconductor Products from August 2008 to May 2012. Mr. Highley was promoted to his current position in May 2012.

Daniel F. Stanek, Vice President and General Manager, Protection Relay and Custom Products, is responsible for the general management of sales, marketing and manufacturing operations efforts of the company’s protection relay and custom products of the Electrical Business Unit (POWR-GARD®) operations located in Saskatoon, Canada and Roskilde, Denmark. Mr. Stanek joined the company in 1993 and has held a broad range of positions with marketing, strategic planning and acquisition responsibility.  Most recently, Mr. Stanek served as General Manager of Littelfuse Startco from 2009 to 2012 before he was promoted to his current position in March 2012.

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

Executive Officers of the Registrant, continued

Mary S. Muchoney has served as Corporate Secretary since 1991, after joining Littelfuse in 1977. She is responsible for providing all secretarial and administrative functions for the President and Littelfuse Board of Directors. Ms. Muchoney is a member of the Society of Corporate Secretaries & Governance Professionals, as well as honorary member of the Society’s Silver Quill Society.

The information set forth under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference. The company maintains a code of conduct, which applies to all employees, executive officers and directors. The company’s code of conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K and applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as well as all other executive officers and employees. The code of conduct is available for public viewing on the company’s website at www.littelfuse.com under the heading “Investors – Corporate Governance.”

If the company makes substantive amendments to the code of conduct or grants any waiver to its Chief Executive Officer, Chief Financial Officer or persons performing similar functions, Littelfuse will disclose the nature of such amendment or waiver on its website or in a Current Report on Form 8-K in accordance with applicable rules and regulations. The information contained on or connected to the company’s website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report Littelfuse files or furnishes with the SEC. There have been no material changes to the procedures by which security holders may recommend nominees to the company’s Board of Directors in 2012.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information set forth under “Audit and Non-Audit Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

(1)	The following Financial Statements are filed as a part of this report:
(i)	Reports of Independent Registered Public Accounting Firm (pages 38-39).
(ii)	Consolidated Balance Sheets as of December 29, 2012, and December 31, 2011 (page 40).
(iii)	Consolidated Statements of Net Income for the years ended December 29, 2012, December 31, 2011, and January 1, 2011 (page 41).
(iv)	Consolidated Statements of Comprehensive Income for the years ended December 29, 2012, December 31, 2011, and January 1, 2011 (page 41).
(v)	Consolidated Statements of Cash Flows for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, (page 42).
(vi)	Consolidated Statements of Equity for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, (page 43).
(vii)	Notes to Consolidated Financial Statements (pages 44-76).

(2)	The following Financial Statement Schedule is submitted herewith for the periods indicated therein.
(i)	Schedule II - Valuation and Qualifying Accounts and Reserves (page 82).

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits. See Exhibit Index on pages 84-87.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands of USD)

Description	Balance at Beginning Of Year	Charged to Costs and Expenses (1)	Deductions (2)	Other (3)	Balance at End of Year

Year ended December 29, 2012
Allowance for losses on accounts receivable	$394	$242	$51	$120	$705
Reserves for sales discounts and allowances	$11,912	$68,004	$67,055	$(58)	$12,803

Year ended December 31, 2011
Allowance for losses on accounts receivable	$1,127	$444	$953	$(224)	$394
Reserves for sales discounts and allowances	$12,342	$61,031	$61,681	$220	$11,912

Year ended January 1, 2011
Allowance for losses on accounts receivable	$657	$353	$99	$216	$1,127
Reserves for sales discounts and allowances	$9,318	$53,942	$50,760	$(158)	$12,342

(1)	Includes provision for doubtful accounts, sales returns and sales discounts granted to customers.
(2)	Represents uncollectible accounts written off, net of recoveries and credits issued to customers.
(3)	Represents business acquisitions and foreign currency translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littelfuse, Inc.

By	/s/ Gordon Hunter
Gordon Hunter,
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 27, 2013 and in the capacities indicated.

/s/ Gordon Hunter	Chairman of the Board of Directors, President and
Gordon Hunter	Chief Executive Officer (Principal Executive Officer)

/s/ Tzau-Jin Chung	Director
Tzau-Jin Chung

/s/ Cary T. Fu	Director
Cary T. Fu

/s/ Anthony Grillo	Director
Anthony Grillo

/s/ John E. Major	Director
John E. Major

/s/ William P. Noglows	Director
William P. Noglows

/s/ Ronald L. Schubel	Director
Ronald L. Schubel

/s/ Philip G. Franklin	Vice President, Operations Support and Chief Financial Officer
Philip G. Franklin	(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 0-20388) are incorporated herein by reference:

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended to date (filed as Exhibit 3(I) to the company’s Form 10-K for the fiscal year ended January 3, 1998).

3.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to the company’s Current Report on Form 8-K dated December 1, 1995).

3.3	Bylaws, as amended to date (filed as Exhibit 3.1 to the company’s Current Report on Form 8-K dated October 26, 2007).

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

10.3	Change of Control Agreement effective as of January 1, 2012, between Littelfuse, Inc., and Gordon Hunter filed as Exhibit 10.3 to the company’s Form 10-K for the fiscal year ended December 31, 2011.

10.4
Change of Control Agreement effective as of January 1, 2012, between Littelfuse, Inc., and Philip G. Franklin filed as Exhibit 10.4 to the company’s Form 10-K for the fiscal year ended December 31, 2011.

10.5
Change of Control Agreement effective as of January 1, 2012, between Littelfuse, Inc., and David W. Heinzmann filed as Exhibit 10.5 to the company’s Form 10-K for the fiscal year ended December 31, 2011.

10.6
Change of Control Agreement effective as of January 1, 2012, between Littelfuse, Inc., and Hugh Dalsen Ferbert filed as Exhibit 10.6 to the company’s Form 10-K for the fiscal year ended December 31, 2011.

10.7
Change of Control Agreement effective as of January 1, 2012, between Littelfuse, Inc., and Ryan K. Stafford filed as Exhibit 10.7 to the company’s Form 10-K for the fiscal year ended December 31, 2011.

10.8*	Change of Control Agreement effective as of May 17, 2012, between Littelfuse, Inc., and Dan Stanek.

10.9*	Change of Control Agreement effective as of May 17, 2012, between Littelfuse, Inc., and Ian Highley.

10.10	Summary of Director Compensation (filed as Exhibit 10.18 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.11	Amended and restated Littelfuse, Inc. 401(k) Retirement and Savings Plan (filed as Exhibit 10.1 to the company’s Form 8-K dated October 9, 2009).

10.12	1993 Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).

10.13
Form of Non-Qualified Stock Option Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc. for employees of the company (filed as Exhibit 99.1 to the company’s Current Report on Form 8-K dated November 8, 2004).

Exhibit No.	Description

10.14
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

10.16	Stock Plan for New Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.2 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).

10.17	Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.3 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).

10.18	Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit A to the company’s Proxy Statement for Annual Meeting of Stockholders held on May 5, 2006).

10.19	First Amendment to the Littelfuse, Inc., Equity Incentive Compensation Plan dated as of July 28, 2008 (filed as Exhibit 10.2 to the company’s Form 10-Q for the quarterly period ended March 28, 2009).

10.20	Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 99.4 to the company’s Current Report on Form 8-K dated May 5, 2006).

10.21	Form of Performance Shares Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 99.1 to the company’s Current Report on Form 8-K dated March 12, 2008).

10.22	Littelfuse, Inc., Outside Directors’ Stock Option Plan (filed as Exhibit B to the company’s Proxy Statement for Annual Meeting of Stockholders held on May 5, 2006).

10.23	Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc., Outside Directors Stock Option Plan (filed as Exhibit 99.6 to the company’s Current Report on Form 8-K dated May 5, 2006).

10.24	Littelfuse, Inc., Outside Directors’ Equity Plan (filed as Exhibit A to the company’s Proxy Statement for Annual Meeting of Stockholders held on April 27, 2007).

10.25	First Amendment to the Littelfuse, Inc., Outside Directors’ Equity Plan, dated as of July 28, 2008 (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended March 28, 2009).

10.26	Form of Stock Option Award Agreement under the Littelfuse, Inc., Outside Directors' Equity Plan (filed as Exhibit 99.3 to the company’s Current Report on Form 8-K dated April 25, 2008).

10.27	Form of Restricted Stock Unit Award Agreement under the Littelfuse, Inc., Outside Directors' Equity Plan (filed as Exhibit 99.4 to the company’s Current Report on Form 8-K dated April 25, 2008).

10.28	Amended and Restated, Littelfuse, Inc., Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 10.4 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.29	Amended and Restated Littelfuse, Inc., Retirement Plan (filed as Exhibit 10.13 to the company’s Form 10-K for the fiscal year ended December 29, 2007).

10.30	Amendment to Amended and Restated Littelfuse, Inc., Retirement Plan (filed as Exhibit 10.30 to the company’s Form 10-K for the fiscal year ended January 2, 2010).

Exhibit No.	Description

10.31	Amended and Restated, Littelfuse, Inc., Annual Incentive Plan (filed as Exhibit 10.1 to the company’s form 10-Q for the quarterly period ended April 2, 2010).

10.32	Form of Restricted Stock Award Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 10.1 to the company’s Current Report on form 8-K dated April 28, 2009).

10.33	Form of Stock Option Award Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 10.2 to the company’s Current Report on form 8-K dated April 28, 2009).

10.34	Littelfuse, Inc., Supplemental Retirement and Savings Plan (filed as Exhibit 10.3 to the company’s Current Report on form 8-K dated October 9, 2009).

10.35	Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 10.1 to the company’s Form 8-K dated May 5, 2010).

10.36*	First Amendment to the Littelfuse, Inc. Long-Term Incentive Plan.

10.37	Form of Restricted Stock Unit Award Agreement (Outside Director) under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 4.4 to the company’s Form S-8 dated May 19, 2010).

10.38	Form of Restricted Stock Unit Award Agreement (Executive) under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 4.5 to the company’s Form S-8 dated May 19, 2010).

10.39	Form of Stock Option Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 4.6 to the company’s Form S-8 dated May 19, 2010).

10.40
Bank credit agreement among Littelfuse, Inc., as borrower, the lenders named therein and the Bank of America N.A., as agent, dated as of July 21, 2006 (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended September 30, 2006).

10.41
First Amendment, dated as of September 29, 2008, to that certain Credit Agreement, dated as of July 21, 2006, among Littelfuse, Inc., the lenders named therein and Bank of America, N.A., as agent (filed as Exhibit 10.2 to the company’s Form 10-Q for the quarterly period ended September 27, 2008).

10.42
Loan Agreement, dated as of September 29, 2008, among Littelfuse, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as agent (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended September 27, 2008).

14.1	Code of Conduct (filed as Exhibit 14.1 to the company’s Current Report on Form 8-K dated October 24, 2008).

21.1*	Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) certification of Gordon Hunter.

31.2*	Rule 13a-14(a)/15d-14(a) certification of Philip G. Franklin.

32.1+	Section 1350 certification.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibits 10.1 through 10.39 are management contracts or compensatory plans or arrangements.

* Filed with this Report.

+ Furnished with this Report.