Form 10-Q
period 2013-03-30
LITTELFUSE INC /DE
filed 2013-05-03
CIK 889331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-20388

LITTELFUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8755 W. Higgins Road, Suite 500
Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

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

As of April 26, 2013, 22,106,477 shares of common stock, $.01 par value, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LITTELFUSE, INC.
Condensed Consolidated Balance Sheets
(In thousands of USD, except share amounts)

	March 30, 2013	December 29, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$246,895	$235,404
Short-term investments	8,344	—
Accounts receivable, less allowances	107,044	100,559
Inventories	71,372	75,580
Deferred income taxes	10,874	11,890
Prepaid expenses and other current assets	15,857	16,532
Assets held for sale	5,500	5,500
Total current assets	465,886	445,465
Property, plant and equipment:
Land	6,328	6,243
Buildings	55,159	54,559
Equipment	309,975	304,954
	371,462	365,756
Accumulated depreciation	(251,162)	(244,845)
Net property, plant and equipment	120,300	120,911
Intangible assets, net of amortization:
Patents, licenses and software	10,521	11,144
Distribution network	18,243	18,964
Customer lists, trademarks and tradenames	17,738	18,704
Goodwill	131,850	133,592
Investment in unconsolidated affiliate	—	8,666
Other investments	11,572	10,327
Deferred income taxes	9,826	8,090
Other assets	1,878	1,865

Total assets	$787,814	$777,728

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,582	$27,226
Accrued payroll	13,374	20,540
Accrued expenses	9,703	11,062
Accrued severance	776	1,033
Accrued income taxes	8,196	11,559
Current portion of long-term debt	94,000	84,000
Total current liabilities	155,631	155,420
Accrued post-retirement benefits	17,692	22,338
Other long-term liabilities	13,820	12,412
Total equity	600,671	587,558

Total liabilities and equity	$787,814	$777,728

Common shares issued and outstanding of 22,145,423 and 22,029,446, at March 30, 2013, and December 29, 2012, respectively.

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Net Income
(In thousands of USD, except per share amounts, unaudited)

	For the Three Months Ended
	March 30, 2013	March 31, 2012

Net sales	$170,918	$160,578

Cost of sales	106,312	99,716

Gross profit	64,606	60,862

Selling, general and administrative expenses	29,202	28,409
Research and development expenses	5,715	5,161
Amortization of intangibles	1,572	1,468
	36,489	35,038

Operating income	28,117	25,824

Interest expense	376	423
Impairment and equity in net loss of unconsolidated affiliate	10,678	525
Other (income) expense, net	(909)	101

Income before income taxes	17,972	24,775
Income taxes	3,178	7,212

Net income	$14,794	$17,563

Net income per share (see note 9):
Basic	$0.67	$0.81
Diluted	$0.66	$0.80

Weighted average shares and equivalent shares outstanding:
Basic	22,095	21,608
Diluted	22,366	21,929

Cash dividends paid per common share	$0.20	$0.18

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Comprehensive Income
(In thousands of USD, unaudited)

	For the Three Months Ended
	March 30, 2013	March 31, 2012

Net income	$14,794	$17,563
Other comprehensive income (loss):
Pension liability adjustments (net of tax of $103 and $45, respectively)	(194)	(66)
Unrealized gain on investments	1,618	1,812
Foreign currency translation adjustments	(5,250)	7,396
Comprehensive income	$10,968	$26,705

See accompanying notes.

LITTELFUSE, INC.
Consolidated Statements of Cash Flows
(In thousands of USD, unaudited)

	For the Three Months Ended
	March 30, 2013	March 31, 2012
OPERATING ACTIVITIES:
Net income	$14,794	$17,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,232	6,481
Amortization of intangibles	1,572	1,468
Stock-based compensation	1,779	1,365
Non-cash inventory charge	—	205
Excess tax benefit on share-based compensation	(467)	(475)
(Gain) loss on sale of assets	(24)	7
Impairment and equity in net loss of unconsolidated affiliate	10,678	525
Changes in operating assets and liabilities:
Accounts receivable	(9,745)	(14,017)
Inventories	3,632	(1,713)
Accounts payable	2,452	8,552
Accrued expenses (including post-retirement)	(4,619)	(5,543)
Accrued payroll and severance	(7,319)	(7,728)
Accrued taxes	(3,946)	1,275
Prepaid expenses and other	1,026	(101)
Net cash provided by operating activities	16,045	7,864

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(5,453)	(3,244)
Purchase of short-term investments	(8,478)	(4,616)
Proceeds from sale of assets	9	21
Net cash used in investing activities	(13,922)	(7,839)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	15,000	17,000
Payments of revolving credit facility	(5,000)	(5,500)
Cash dividends paid	(4,410)	(3,888)
Proceeds from exercise of stock options	5,283	4,217
Excess tax benefit on share-based compensation	467	475
Net cash provided by financing activities	11,340	12,304

Effect of exchange rate changes on cash and cash equivalents	(1,972)	2,347

Increase in cash and cash equivalents	11,491	14,676
Cash and cash equivalents at beginning of period	235,404	164,016
Cash and cash equivalents at end of period	$246,895	$178,692

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Littelfuse, Inc. and its subsidiaries (the “company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheet, statements of net income and comprehensive income and cash flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the period ended March 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 28, 2013. For further information, refer to the company’s consolidated financial statements and the notes thereto incorporated by reference in the company’s Annual Report on Form 10-K for the year ended December 29, 2012. The company evaluated subsequent events through the date of its financial statements when filed with the Securities and Exchange Commission (“SEC”).

2. Reclassifications and Adjustments

As disclosed in the Annual Report on Form 10-K for the year ended December 29, 2012, the company determined that in late-November 2012 it began to exercise significant influence over Shocking Technologies (“Shocking”). Accordingly, the company began accounting for the investment in Shocking using the equity method and in accordance with ASC 323, retroactively recorded its proportional share of Shocking's operating losses, which amounted to approximately $4.0 million in 2012. See Note 6 for additional information related to Shocking.

As a result of this retroactive application of the equity method, certain items in the company’s interim results reported on their 2012 Forms 10-Q have been retrospectively restated, as shown in the following tables:

	March 31, 2012
Consolidated Statements of Net Income and Comprehensive Income	As Previously Reported	Adjustment	As Adjusted

Impairment and equity in net loss of unconsolidated affiliate	$—	$525	$525
Income before income taxes	25,300	(525)	24,775
Income taxes	7,411	(199)	7,212
Net income	17,889	(326)	17,563
Basic Earnings per share	$0.83	$(0.02)	$0.81
Diluted Earnings per share	$0.81	$(0.01)	$0.80
Comprehensive income	$27,031	$(326)	$26,705

	March 31, 2012
Consolidated Statements of Cash Flows	As Previously Reported	Adjustment	As Adjusted

Net income	$17,889	$(326)	$17,563
Impairment and equity in net loss of unconsolidated affiliate	—	525	525
Accrued taxes	1,474	(199)	1,275

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Acquisition of Businesses

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

The following table sets forth the purchase price allocation, as of March 30, 2013, for Accel acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values.

Accel AB purchase price allocation (in thousands):
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

Terra Power Systems, LLC

On September 26, 2012, the company acquired 100% of Terra Power Systems, LLC (“Terra Power”), a U.S. manufacturer of electromechanical components including power distribution modules and fuse holders for commercial vehicle products for $10.6 million. The acquisition allows the company to strengthen its position in the commercial vehicle products market by adding new products and new customers within its Automotive business unit segment. Terra Power is based in Bellingham, Washington.  The company funded the acquisition with available cash.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Acquisition of Businesses, continued

The following table sets forth the preliminary purchase price allocation for Terra Power acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values. The preliminary purchase price allocation reflected below is based on internal estimates and is expected to be finalized in the second quarter of 2013 although further adjustments are not anticipated to be significant.

Terra Power preliminary purchase price allocation (in thousands):
Cash	$105
Current assets, net	1,625
Property, plant and equipment	457
Goodwill	4,562
Other intangibles	4,064
Current liabilities	(213)
$10,600

Pro forma financial information is not presented for the company’s business acquisitions described above due to amounts not being materially different than actual results.

4. Inventories

The components of inventories at March 30, 2013 and December 29, 2012 are as follows (in thousands):

	March 30, 2013	December 29, 2012
Raw material	$21,819	$21,689
Work in process	12,062	11,868
Finished goods	37,491	42,023
Total inventories	$71,372	$75,580

5. Other Investments

The company’s other investments represent shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company. The Polytronics investment was acquired as part of the Heinrich Companies acquisition in 2004.  The fair value of the Polytronics investment was €9.1million (approximately $11.6 million) at March 30, 2013 and €7.8 million (approximately $10.3 million) at December 29, 2012. Included in 2013 other comprehensive income is an unrealized gain of $1.6 million, due to the increase in fair market value of the Polytronics investment. The remaining movement was due to the impact of changes in exchange rates.

6. Impairment of Investment in Unconsolidated Affiliate

During the first quarter of 2013, the company fully impaired its investment in and loan receivable from Shocking owing to their filing for Chapter 7 bankruptcy on March 12, 2013.  The impairment charge of approximately $10.7 million consisted of the remaining equity method investment of $8.7 million and a $2.0 million loan receivable, and reduces the carrying value of both the investment and loan receivable to zero at March 30, 2013.

The loss was recorded as a component of impairment and equity loss of unconsolidated affiliate in the Consolidated Statements of Net Income for the three months ended March 30, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Debt

The carrying amounts of debt at March 30, 2013 and December 29, 2012 are as follows (in thousands):

	March 30, 2013	December 29, 2012

Revolving credit facility	$94,000	$84,000

On June 13, 2011, the company entered into a new credit agreement with certain commercial banks that provides an unsecured revolving credit facility in an amount of up to $150.0 million, with a potential to increase up to $225.0 million. At March 30, 2013, the company had available $55.4 million of borrowing capacity under the revolving credit agreement at an interest rate of LIBOR plus 1.250% (1.45% as of March 30, 2013).

The credit agreement replaces the company’s previous credit agreement dated July 21, 2006 and loan agreement dated September 29, 2008, and, unless terminated earlier, will terminate on June 13, 2016.

8. Fair Value of Assets and Liabilities

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

Investment in Polytronics

The company holds an investment in the equity securities of Polytronics as described in Note 5.  Equity securities listed on a national market or exchange are valued at the last sales price. Such securities are classified within Level 1 of the valuation hierarchy.

Investment in Shocking Technologies, Inc.

The company holds an investment in an unconsolidated affiliate, Shocking Technologies, Inc. (“Shocking”), as described in Note 6, for which the valuation model that was used to determine the fair value of Shocking at December 29, 2012, was a discounted cash flow model to value Shocking’s equity and then an option pricing method to allocate the equity value to the various classes of stock in Shocking’s capital structure, including Series C and common shares held by the company. Significant unobservable inputs used included an expected two years until liquidity event, a volatility of 35% and a risk free rate of 0.44%. The investment was categorized as Level 3.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. Fair Value of Financial Assets and Liabilities, continued

There were no changes during the quarter ended March 30, 2013 to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of March 30, 2013 and December 29, 2012 the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of March 30, 2013 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$11,572	$—	$—	$11,572
Total	$11,572	$—	$—	$11,572

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 29, 2012 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$10,327	$—	$—	$10,327
Investment in unconsolidated affiliate	—	—	8,666	8,666
Total	$10,327	$—	$8,666	$18,993

The company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximate their fair values. The company’s debt fair value approximates book value at March 30, 2013 and December 29, 2012, respectively, as the variable interest rates fluctuate along with market interest rates.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Earnings Per Share, continued

The following table sets forth the computation of basic and diluted earnings per share under the two-class method.

	For the Three Months Ended
(in thousands except per share amounts)	March 30, 2013	March 31, 2012

Net income as reported	$14,794	$17,563
Less: Distributed earnings available to participating securities	(9)	(6)
Less: Undistributed earnings available to participating securities	(10)	(43)
Numerator for basic earnings per share —
Undistributed and distributed earnings available to common shareholders	$14,775	$17,514
Add: Undistributed earnings allocated to participating securities	10	44
Less: Undistributed earnings reallocated to participating securities	(10)	(44)
Numerator for diluted earnings per share —
Undistributed and distributed earnings available to common shareholders	$14,775	$17,514
Denominator for basic earnings per share —
Weighted-average shares	22,095	21,608
Effect of dilutive securities:
Common stock equivalents	271	321
Denominator for diluted earnings per share —
Adjusted for weighted-average shares & assumed conversions	22,366	21,929
Basic earnings per share	$0.67	$0.81
Diluted earnings per share	$0.66	$0.80

10. Restructuring

During the period 2006 through 2009, the company announced closures of its facilities in Dundalk, Ireland, Irving, Texas, Des Plaines, Illinois, Elk Grove, Illinois, Matamoros, Mexico, Swindon, U.K., Dünsen, Germany, Utrecht, Netherlands, and Yangmei, Taiwan. These manufacturing and distribution center closures were part of a multi-year plan to improve the company’s cost structure and margins by rationalizing the company’s footprint, reducing labor costs and moving closer to customers. As of March 30, 2013, all of these facility closures have been completed. Together, these initiatives have impacted approximately 946 employees and resulted in aggregate restructuring charges of $53.9 million through March 30, 2013. The company does not expect to incur any additional costs associated with these facility closures and related restructuring activities.

A summary of activity of this liability at December 29, 2012, and for the three months ended March 30, 2013 is as follows:

Littelfuse restructuring (in thousands)
Balance at December 29, 2012	645
Additions	13
Payments	(129)
Exchange rate impact	(6)
Balance at March 30, 2013	$523

Additional costs recorded that are not related to the initial restructuring plans discussed above were $0.1 million and $0.5 million for the quarter ended March 30, 2013 and year ended December 29, 2012, respectively

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Income Taxes

The effective tax rate for the first quarter of 2013 was 17.7% compared to an effective tax rate of 29.3% in the first quarter of 2012.  The effective tax rates for both the first quarter of 2013 and 2012 are lower than the U.S. statutory tax rate primarily due to the result of more income earned in low tax jurisdictions.

12. Pensions

The components of net periodic benefit cost for the three months ended March 30, 2013, compared with the three months ended March 31, 2012, were (in thousands):

	U.S. Plans		Foreign Plans
	Three Months Ended		Three Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Service cost	$150	$150	$255	$192
Interest cost	891	1,240	183	195
Expected return on plan assets	(1,340)	(1,655)	(74)	(121)
Amortization of net loss	236	85	39	17
Total cost of the plan	(63)	(180)	403	283
Expected plan participants’ contribution	—	—	—	—
Net periodic benefit cost	$(63)	$(180)	$403	$283

The expected rate of return assumption on domestic pension assets is 6.75% and 7.75% in 2013 and 2012, respectively. The expected return on foreign pension assets is 3.00% and 4.53% in 2013 and 2012, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Business Unit Segment Information, continued

Business unit segment information for the three months ended March 30, 2013 and March 31, 2012 are summarized as follows (in thousands):

	March 30, 2013	March 31, 2012
Net sales
Electronics	$79,415	$77,055
Automotive	59,385	52,626
Electrical	32,118	30,897
Total net sales	$170,918	$160,578

Depreciation and amortization
Electronics	$4,861	$5,486
Automotive	1,984	1,449
Electrical	959	1,014
Total depreciation and amortization	$7,804	$7,949

Operating income
Electronics	$12,143	$10,112
Automotive	9,483	9,505
Electrical	6,491	6,207
Total operating income	28,117	25,824
Interest expense	376	423
Impairment, loan loss and equity in net loss of unconsolidated affiliate (1)	10,678	525
Other (income) expense, net	(909)	101
Income before income taxes	$17,972	$24,775

(1) During the first quarter of 2013, the company recorded approximately $10.7 million related to the impairment of its investment in Shocking Technologies. (See note 6). 2012 Income before income taxes has been restated to reflect the company’s retroactive equity losses from Shocking Technologies. (See note 2).

The company’s significant net sales by country for the three months ended March 30, 2013 and March 31, 2012 are summarized as follows (in thousands):

	Net sales(a)
	March 30, 2013	March 31, 2012

United States	$57,914	$55,253
China	33,614	30,444
Other countries	79,390	74,881
Total	$170,918	$160,578
(a) Sales by country represent sales to customer or distributor locations.

The company’s significant long-lived assets by country as of March 30, 2013 and December 29, 2012 are summarized as follows (in thousands):

	Long-lived assets(b)
	March 30, 2013	December 29, 2012

United States	$13,963	$14,433
China	40,157	41,504
Canada	13,907	13,839
Other countries	52,273	51,135
Total	$120,300	$120,911
(b) Long-lived assets consists of net property, plant and equipment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14. Accumulated Other Comprehensive Income (Loss) (AOCI)

In February, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2013-02 which requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). The new guidance allows companies to present this information on the face of the financial statements, if certain requirements are met. Otherwise, the information must be presented in the notes. If a company is unable to identify the line item of net income affected by any significant amount reclassified out of AOCI during a reporting period (including when all reclassifications for the period are not to net income in their entirety), the information must be reported in the notes. In addition, ASU 2013-02 requires detailed reporting about changes in AOCI balances. It requires companies to present details of current-period changes in AOCI for each component of other comprehensive income on the face of the financial statements or in the notes. The company adopted the new guidance on December 30, 2012 and will be applied prospectively. There was no impact on its consolidated financial statements upon adoption.

The following table sets forth the changes in the components of AOCI by component (in thousands):
AOCI component	Balance at December 29, 2012	Other comprehensive income (loss) activity	Balance at March 30, 2013

Pension liability adjustment(a)	$(20,879)	$(194)	$(21,073)
Unrealized gain on investments(b)	7,867	1,618	9,485
Foreign currency translation adjustment	29,560	(5,250)	24,310
Total	$16,548		$12,722

(a)  Balances are net of tax of $11,929 and $11,819 for 2013 and 2012, respectively.
(b)  Balances are net of tax of $0 and $0 for 2013 and 2012, respectively.

15. Subsequent Event

On April 15, 2013, the company announced it had signed a definitive agreement to acquire Hamlin, Inc. from Key Safety Systems for $145.0 million in a cash transaction. Hamlin is dedicated to providing sensor technology to the automotive industry as well as the electronics and industrial markets. The company expects to complete the transaction by the end of May 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Littelfuse, Inc. and its subsidiaries (the “company”) design, manufacture, and sell circuit protection devices for use in the electronics, automotive and electrical markets throughout the world. The following table is a summary of the company’s net sales by business unit and geography:

Net Sales by Business Unit and Geography (in millions, unaudited)

	First Quarter
	2013	2012	% Change
Business Unit
Electronics	$79.4	$77.1	3%
Automotive	59.4	52.6	13%
Electrical	32.1	30.9	4%

Total	$170.9	$160.6	6%

	First Quarter
	2013	2012	% Change
Geography(a)
Americas	$77.8	$74.0	5%
Europe	30.5	27.8	10%
Asia-Pacific	62.6	58.8	6%

Total	$170.9	$160.6	6%

(a) Sales by geography represent sales to customer or distributor locations.

Results of Operations – First Quarter, 2013 compared to 2012

Net sales increased $10.3 million or 6% to $170.9 million in the first quarter of 2013 compared to $160.6 million in the first quarter of 2012 due primarily to an incremental $7.5 million from business acquisitions and broad-based growth in all businesses and geographies. The company also experienced $0.2 million in unfavorable foreign currency effects in the first quarter of 2013 as compared to the first quarter of 2012. The unfavorable foreign currency impact primarily resulted from sales denominated in the Japanese yen and Canadian dollar, offset by the favorable impact of the euro. Excluding incremental sales from acquisitions and currency effects, net sales increased $3.0 million or 2% year-over-year.

Electronics sales increased $2.3 million or 3% to $79.4 million in the first quarter of 2013 compared to $77.1 million in the first quarter of 2012 due to low channel inventories and improving market sentiment. The electronics segment experienced $0.2 million in unfavorable currency effects in the first quarter of 2013 primarily from sales denominated in Japanese yen.

Automotive sales increased $6.8 million or 13% to $59.4 million in the first quarter of 2013 compared to $52.6 million in the first quarter of 2012 due to an incremental $7.5 million from business acquisitions and growth in the passenger vehicle business. This was partially offset by a decline in the commercial vehicle business which, while showing signs of recovery, still declined 10% as compared to the first quarter of 2012. The automotive segment experienced $0.2 million in favorable currency effects in the first quarter of 2013 primarily due to sales denominated in euros. Excluding incremental sales from acquisitions and currency effects, net sales decreased $0.9 million or 2% year-over-year.

Electrical sales increased $1.2 million or 4% to $32.1 million in the first quarter of 2013 compared to $30.9 million in the first quarter of 2012 due to growth in power fuses primarily reflecting increased sales into the solar market.   The electrical segment experienced $0.2 million in unfavorable currency effects in the first quarter of 2013 primarily from sales denominated in Canadian dollars.

On a geographic basis, sales in the Americas increased $3.8 million or 5% to $77.8 million in the first quarter of 2013 compared to $74.0 million in the first quarter of 2012 due to increased sales of power fuses offset by weaker commercial vehicle product sales and $0.2 million in unfavorable currency effects from sales denominated in Canadian dollars.

Europe sales increased $2.7 million or 10% to $30.5 million in the first quarter of 2013 compared to $27.8 million in the first quarter of 2012 mainly due to incremental sales of $5.7 million from Accel and $0.2 million in favorable currency effects offset by lower demand for electronics and automotive products.  Excluding incremental sales and currency effects, Europe sales declined 11% year-over-year primarily due to a decrease in demand for automotive and electrical products partially offset by an increase in sales of electronics products.

Asia-Pacific sales increased $3.8 million or 6% to $62.6 million in the first quarter of 2013 compared to $58.8 million in the first quarter of 2012 primarily due to higher demand for electrical and automotive products offset by $0.2 million in unfavorable currency effects primarily from sales denominated in Japanese yen.

Gross profit was $64.6 million or 38% of net sales for the first quarter of 2013 compared to $60.9 million or 38% of net sales in the same quarter last year.

Total operating expense was $36.5 million or 21% of net sales for the first quarter of 2013 compared to $35.0 million or 22% of net sales for the same quarter in 2012. The increase in operating expenses primarily reflects incremental operating expenses of $1.5 million from the business acquisitions.

Operating income for the first quarter of 2013 was approximately $28.1 million compared to operating income of $25.8 million for the same quarter in 2012 primarily due to higher sales and gross margin partially offset by slightly higher operating expenses as described above.

Interest expense was $0.4 million in both the first quarter of 2013 and the first quarter of 2012.

Impairment, loan loss and equity losses from the investment in and loan to Shocking Technologies was $10.7 million in the first quarter of 2013 compared to $0.5 million in the first quarter of 2012. The company fully impaired its investment and loan receivable in Shocking during the first quarter of 2013 as described in Note 6.

Other (income) expense, net, consisting of interest income, royalties, non-operating income and foreign currency items was approximately $0.9 million of income for the first quarter of 2013 compared to $0.1 million of expense in the first quarter of 2012. The results for 2013 and 2012 were primarily due to the impact from foreign exchange revaluation.

Income before income taxes was $18.0 million for the first quarter of 2013 compared to income before income taxes of $24.8 million for the first quarter of 2012. Income tax expense was $3.2 million with an effective tax rate of 17.7% for the first quarter of 2013 compared to income tax expense of $7.2 million with an effective tax rate of 29.1% in the first quarter of 2012. The effective tax rates for both the first quarter of 2013 and 2012 are lower than the U.S. statutory tax rate primarily due to the result of more income earned in low tax jurisdictions.

Net income for the first quarter of 2013 was $14.8 million or $0.66 per diluted share compared to net income of $17.6 million or $0.80 per diluted share for the same quarter of 2012.

Liquidity and Capital Resources

As of March 30, 2013, $231.8 million of the $246.9 million of the company’s cash and cash equivalents was held by foreign subsidiaries. Of the $231.8 million held by foreign subsidiaries, approximately $20.5 million could be repatriated with minimal tax consequences. The company expects to maintain its foreign cash balances (other than the aforementioned $20.5 million) for local operating requirements, to provide funds for future capital expenditures and for potential acquisitions. The company does not expect to repatriate these funds to the U.S.

The company historically has financed capital expenditures through cash flows from operations. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the company’s operations and its debt obligations for the foreseeable future.

Revolving Credit Facilities

On June 13, 2011 the company entered into a domestic unsecured financing agreement, which expires on June 13, 2016, consisting of a credit agreement with certain commercial banks that provides a $150.0 million revolving credit facility, with a potential to increase up to $225.0 million upon request of the company and agreement with the lenders.  At March 30, 2013, the company had available $55.4 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 1.250% (1.45% as of March 30, 2013).  The credit agreement replaced the company’s previous credit agreement dated July 21, 2006 and term loan agreement dated September 29, 2008, and, unless terminated earlier, will terminate on June 13, 2016. This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At March 30, 2013, the company was in compliance with all covenants under the revolving credit facility.

The company also had $0.8 million outstanding in letters of credit at March 30, 2013.  No amounts were drawn under these letters of credit at March 30, 2013.

Cash Flow

The company started 2013 with $235.4 million of cash and cash equivalents. Net cash provided by operating activities was approximately $16.0 million for the first three months of 2013 reflecting $14.8 million in net income and $19.8 million in non-cash adjustments (primarily $10.7 million in impairment charges and $7.8 million in depreciation and amortization) offset by $18.5 million in net changes to various operating assets and liabilities.

Changes in operating assets and liabilities for the first three months of 2013 (including short-term and long-term items) that impacted cash flows negatively consisted of increases in accounts receivables ($9.7 million) and decreases in accrued payroll and severance ($7.3 million), accrued expenses (including post-retirement) ($4.6 million) and accrued taxes ($3.9 million). The increase in accounts receivables was due to increased sales in the first quarter. The decrease in accrued payroll and severance was due primarily to payouts for the 2012 management incentive plan which occurred in the first quarter. The decrease in accrued expenses was due primarily to a $5.0 million pension contribution made during the first quarter. Changes that had a positive impact on cash flows were decreases in inventories ($3.6 million) and prepaid expenses and other ($1.0 million) and increases in accounts payable ($2.4 million).

Net cash used in investing activities was approximately $13.9 million and included $5.4 million in capital spending, and $8.5 million in expenditures for short-term investments.

Net cash provided by financing activities was approximately $11.3 million and included $10.0 million in net proceeds from borrowing and $5.8 million from the exercise of stock options, including tax benefits, partially offset by cash dividends paid of $4.4 million. The effects of exchange rate changes decreased cash and cash equivalents by approximately $2.0 million. The net cash provided by operating activities combined with the effects of exchange rate changes less net cash used in investing and financing activities resulted in a $11.5 million increase in cash, which left the company with a cash and cash equivalents balance of $246.9 million at March 30, 2013.

The ratio of current assets to current liabilities was 3.0 at the end of the first quarter of 2013 compared to 2.9 at year-end 2012 and 2.5 at the end of the first quarter of 2012. Days sales outstanding in accounts receivable was approximately 57 days at the end of the first quarter of 2013 compared to 61 days at the end of the first quarter of 2012 and 58 days at year-end 2012. Days inventory outstanding was approximately 61 days at the end of the first quarter of 2013 compared to 69 days at the year-end 2012 and 71 days at end of the first quarter of 2012.

Outlook

The company’s sales and order rates have rebounded during the first quarter. The electronics business is showing signs of improvement while the electrical and automotive passenger vehicle markets continue to grow modestly. The commercial vehicle  business appears to be recovering but still faces headwinds in key end markets. Protection relays and custom products have been negatively impacted by the slowdown in mining and are expected to show further weakness in the second half of 2013 as several large projects near completion. Sales for the second quarter of 2013 are expected to increase between 4% and 9% compared to the first quarter of 2013.

Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).

The statements in this section and the other sections of this report that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of the PSLRA. These statements may involve risks and uncertainties, including, but not limited to, risks relating to product demand and market acceptance, economic conditions, the impact of competitive products and pricing, product quality problems or product recalls, capacity and supply difficulties or constraints, coal mining exposures reserves, failure of an indemnification for environmental liability, exchange rate fluctuations, commodity price fluctuations, the effect of the company’s accounting policies, labor disputes, restructuring costs in excess of expectations, pension plan asset returns less than assumed, integration of acquisitions and other risks which may be detailed in the company’s other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the company’s Annual Report on Form 10-K for the year ended December 29, 2012. For a further discussion of the risk factors of the company, please see Item 1A. “Risk Factors” to the company’s Annual Report on Form 10-K for the year ended December 29, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The company is exposed to market risk from changes in interest rates, foreign exchange rates and commodity prices.

Interest Rates

The company had $94.0 million in debt outstanding under revolving credit facilities at March 30, 2013, at variable rates. While 100% of this debt has variable interest rates, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in the U.S., Mexico, Canada, Denmark, China, Lithuania and the Philippines. During the first three months of 2013, sales to customers outside the U.S. were 66.1% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan or Taiwanese dollars.

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

Commodity Prices

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper, zinc, gold, and silver where at current prices and volumes, a 10% price change would affect annual pre-tax profit by approximately $2.2 million for copper, $0.7 million for zinc, $0.4 million for gold, and $0.8 million for silver. From time to time, the company has utilized derivative instruments to hedge certain commodity exposures deemed to be material.

Item 4. Controls and Procedures.

As of March 30, 2013, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the company and its consolidated subsidiaries has been made known to them by the employees of the company and its consolidated subsidiaries during the period preceding the filing of this Quarterly Report on Form 10-Q and that such information is accurately recorded, processed, summarized and reported within the time periods specified in SEC rules. There were no significant changes in the company’s internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the company’s internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the company’s Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

A detailed description of risks that could have a negative impact on our business, revenues and performance results can be found under the caption “Risk Factors” in our most recent Form 10-K, filed with the SEC on February 27, 2013.  There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. - open

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2013 to April 30, 2014. The company did not repurchase any shares of its common stock during the first quarter of fiscal 2013 and 1,000,000 shares may yet be purchased under the previous authorization as of March 30, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

Date: May 3, 2013	By	/s/ Philip G. Franklin
Philip G. Franklin
Vice President, Operations Support, and
Chief Financial Officer
(As duly authorized officer and as
the principal financial and accounting
officer)