Form 10-Q
period 2013-06-29
LITTELFUSE INC /DE
filed 2013-08-02
CIK 889331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-20388

LITTELFUSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8755 W. Higgins Road, Suite 500
Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

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

As of July 26, 2013, 22,377,702 shares of common stock, $.01 par value, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LITTELFUSE, INC.

Condensed Consolidated Balance Sheets

(In thousands of USD, except share amounts)

	June 29, 2013	December 29, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$257,672	$235,404
Short-term investments	8,513	—
Accounts receivable, less allowances	131,122	100,559
Inventories	83,470	75,580
Deferred income taxes	10,964	11,890
Prepaid expenses and other current assets	18,819	16,532
Assets held for sale	5,500	5,500
Total current assets	516,060	445,465
Property, plant and equipment:
Land	4,054	6,243
Buildings	58,709	54,559
Equipment	346,728	304,954
	409,491	365,756
Accumulated depreciation	(268,358)	(244,845)
Net property, plant and equipment	141,133	120,911
Intangible assets, net of amortization:
Patents, licenses and software	43,042	11,144
Distribution network	33,033	18,964
Customer lists, trademarks and tradenames	23,159	18,704
Goodwill	185,035	133,592
Investment in unconsolidated affiliate	—	8,666
Other investments	11,274	10,327
Deferred income taxes	2,917	8,090
Other assets	4,162	1,865

Total assets	$959,815	$777,728

Liabilities and Equity
Current liabilities:
Accounts payable	$36,641	$27,226
Accrued payroll	19,329	20,540
Accrued expenses	11,295	11,062
Accrued severance	306	1,033
Accrued income taxes	6,226	11,559
Current portion of long-term debt	138,000	84,000
Total current liabilities	211,797	155,420
Long-term debt, less current portion	95,000	—
Accrued post-retirement benefits	14,925	22,338
Other long-term liabilities	15,406	12,412
Total equity	622,687	587,558

Total liabilities and equity	$959,815	$777,728

Common shares issued and outstanding of 22,429,930 and 22,029,446, at June 29, 2013, and December 29, 2012, respectively.

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Net Income

(In thousands of USD, except per share amounts, unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net sales	$187,766	$175,853	$358,684	$336,431

Cost of sales	114,209	106,291	220,521	206,007

Gross profit	73,557	69,562	138,163	130,424

Selling, general and administrative expenses	34,452	31,189	63,654	59,598
Research and development expenses	5,793	4,887	11,508	10,048
Amortization of intangibles	1,930	1,390	3,502	2,858
	42,175	37,466	78,664	72,504

Operating income	31,382	32,096	59,499	57,920

Interest expense	644	421	1,020	844
Impairment and equity in net loss of unconsolidated affiliate	—	1,033	10,678	1,558
Other (income) expense, net	(4,659)	(757)	(5,568)	(656)

Income before income taxes	35,397	31,399	53,369	56,174

Income taxes	8,749	8,436	11,927	15,648

Net income	$26,648	$22,963	$41,442	$40,526

Net income per share (see Note 9):
Basic	$1.19	$1.05	$1.87	$1.86
Diluted	$1.18	$1.04	$1.85	$1.84

Weighted average shares and equivalent shares outstanding:
Basic	22,296	21,778	22,197	21,693
Diluted	22,499	22,074	22,431	22,004

Cash dividends paid per common share	$0.20	$0.18	$0.40	$0.36

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Comprehensive Income

(In thousands of USD, unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2012	June 30, 2012

Net income	$26,648	$22,963	$41,442	$40,526
Other comprehensive income (loss):
Pension liability adjustments (net of tax of $69 and ($11), for the three months ended 2013 and 2012, and $172 and $34 for the six months ended 2013 and 2012, respectively)	(131)	59	(325)	(7)
Unrealized (loss) gain on investments	(540)	1,308	1,078	3,120
Foreign currency translation adjustments	(8,021)	(9,648)	(13,271)	(2,252)
Comprehensive income	$17,956	$14,682	$28,924	$41,387

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Cash Flows

(In thousands of USD, unaudited)

	For the Six Months Ended
	June 29, 2013	June 30, 2012
Operating activities:
Net income	$41,442	$40,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,748	12,659
Amortization of intangibles	3,502	2,858
Stock-based compensation	4,562	3,725
Non-cash inventory charge	1,725	205
Excess tax benefit on share-based compensation	(3,494)	(2,246)
Loss on sale of assets	120	60
Impairment and equity in net loss of unconsolidated affiliate	10,678	1,558
Changes in operating assets and liabilities:
Accounts receivable	(20,246)	(21,679)
Inventories	3,354	(2,150)
Accounts payable	4,655	7,173
Accrued expenses (including post-retirement)	(11,477)	(6,930)
Accrued payroll and severance	(1,725)	(3,163)
Accrued taxes	(7,563)	502
Prepaid expenses and other	724	(521)
Net cash provided by operating activities	39,005	32,577

Investing activities:
Purchases of property, plant, and equipment	(14,445)	(6,747)
Acquisition of businesses, net of cash acquired	(145,000)	(23,521)
Purchase of investment	—	(10,000)
Purchase of short-term investments	(8,478)	(4,616)
Proceeds from sale of short-term investments	—	12,401
Proceeds from sale of assets	56	441
Net cash used in investing activities	(167,867)	(32,042)

FINANCING activities:
Proceeds from term loan	100,000	17,000
Proceeds from revolving credit facility	152,000	—
Payments of revolving credit facility	(103,000)	(17,500)
Debt issuance costs paid	(808)	—
Cash dividends paid	(8,865)	(7,806)
Proceeds from exercise of stock options	15,401	10,698
Excess tax benefit on share-based compensation	3,494	2,246
Net cash provided by financing activities	158,222	4,638

Effect of exchange rate changes on cash and cash equivalents	(7,092)	(371)

Increase in cash and cash equivalents	22,268	4,802
Cash and cash equivalents at beginning of period	235,404	164,016
Cash and cash equivalents at end of period	$257,672	$168,818

See accompanying notes.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Littelfuse, Inc. and its subsidiaries (the “company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheet, statements of net income and comprehensive income and cash flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the period ended June 29, 2013 are not necessarily indicative of the results that may be expected for the year ending December 28, 2013. For further information, refer to the company’s consolidated financial statements and the notes thereto incorporated by reference in the company’s Annual Report on Form 10-K for the year ended December 29, 2012. The company evaluated subsequent events through the date of its financial statements when filed with the Securities and Exchange Commission (“SEC”).

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

As a result of this retroactive application of the equity method, certain items in the company’s interim results reported on their 2012 Forms 10-Q have been retrospectively restated, as shown in the following tables (in thousands except for per share amounts):

	For the Three Months ended June 30, 2012			For the Six Months ended June 30, 2012
Consolidated Statements of Net Income and Comprehensive Income	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted

Impairment and equity in net loss of unconsolidated affiliate	$—	$1,033	$1,033	$—	$1,558	$1,558
Income before income taxes	32,432	(1,033)	31,399	57,732	(1,558)	56,174
Income taxes	8,828	(392)	8,436	16,239	(591)	15,648
Net income	23,604	(641)	22,963	41,493	(967)	40,526
Basic Earnings per share	$1.08	$(0.03)	$1.05	$1.91	$(0.05)	$1.86
Diluted Earnings per share	$1.07	$(0.03)	$1.04	$1.88	$(0.04)	$1.84
Comprehensive income	$15,323	$(641)	$14,682	$42,354	$(967)	$41,387

	For the Six Months ended June 30, 2012
	As Previously Reported	Adjustment	As Adjusted
Consolidated Statements of Cash Flows
Net income	$41,493	$(967)	$40,526
Impairment and equity in net loss of unconsolidated affiliate	—	1,558	1,558
Accrued taxes	1,093	(591)	502

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

3. Acquisition of Businesses

The company accounts for acquisitions using the purchase method in accordance with ASC 805, “Business Combinations.” The results of operations of each acquisition have been included in the accompanying consolidated financial statements as of the dates of the acquisition.

Hamlin, Inc.

On May 31, 2013, the company acquired 100% of Hamlin, Inc. (“Hamlin”) from Key Safety Systems, for $145.0 million (net of cash acquired). Hamlin is a manufacturer of sensor technology providing standard products and custom solutions for leading global manufacturers in the automotive and electronic industries. The acquisition allows the company to expand its automotive and electronics product offerings in the global sensor market in both the Automotive and Electronics business segments. Hamlin is headquartered in Lake Mills, Wisconsin and has manufacturing, engineering and sales offices in the U.S., Mexico, Europe and Asia. The company funded the acquisition with available cash raised from borrowings on the company’s new credit arrangement. (See Note 7).

The following table sets forth the preliminary purchase price allocation, as of June 29, 2013, for Hamlin acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values.

Hamlin preliminary purchase price allocation (in thousands):
Cash	$15,473
Current assets, net	31,257
Property, plant and equipment	22,767
Goodwill	53,082
Distribution network	33,098
Patents and licenses	15,365
Trademarks	6,483
Non-current assets	1,390
Current liabilities	(8,816)
Non-current liabilities	(9,626)
$160,473

All Hamlin goodwill and other assets and liabilities were recorded in the Automotive and Electronics business unit segments and reflected in the Americas, Europe and Asia-Pacific geographical areas. The distribution network, trademarks and patents and licenses are all being amortized over 10 years. The goodwill resulting from this acquisition consists largely of the company’s expected future product sales and synergies from combining Hamlin’s products with the company’s existing product offerings. A portion of the goodwill for the acquisition is not expected to be deductible for tax purposes.

As required by purchase accounting rules, the company recorded a $2.1 million step-up of inventory to its fair value as of the acquisition date. During the second quarter of 2013, as a portion of this inventory was sold, cost of goods sold included $1.7 million of non-cash charges for this step-up.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

3. Acquisition of Businesses, continued

The following unaudited pro forma results are provided below for the company’s acquisition of Hamlin and assume that the acquisition of Hamlin had been completed as of the beginning of fiscal year 2012.

	(In thousands except for per share amounts)
	For the three months ended		For the six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(Unaudited)	(As restated)	(Unaudited)	(As restated)
		(Unaudited)		(Unaudited)
Revenues	$201,346	$190,215	$390,055	$368,242
Net income	$26,239	$23,700	$41,962	$41,765
Net income per share:
Basic	$1.17	$1.08	$1.88	$1.92
Diluted	$1.16	$1.07	$1.86	$1.90
Weighted-average shares and equivalent shares outstanding:
Basic	22,296	21,778	22,197	21,693
Diluted	22,499	22,074	22,431	22,004

For the three and six months ended June 29, 2013, Hamlin added approximately $7.0 million in revenue and a $0.8 million net loss to the company’s consolidated results.

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

The following table sets forth the final purchase price allocation, as of June 29, 2013, for Accel acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values.

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

The following table sets forth the preliminary purchase price allocation for Terra Power acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values. The preliminary purchase price allocation reflected below is based on internal estimates and is expected to be finalized in the third quarter of 2013 although further adjustments are not anticipated to be significant.

Terra Power preliminary purchase price allocation (in thousands):
Cash	$105
Current assets, net	1,625
Property, plant and equipment	457
Goodwill	4,562
Other intangibles	4,064
Current liabilities	(213)
$10,600

Pro forma financial information is not presented for the company’s 2012 business acquisitions described above due to amounts not being materially different than actual results.

4. Inventories

The components of inventories at June 29, 2013 and December 29, 2012 are as follows (in thousands):

	June 29, 2013	December 29, 2012
Raw material	$26,671	$21,689
Work in process	15,028	11,868
Finished goods	41,771	42,023
Total inventories	$83,470	$75,580

5. Other Investments

The company’s other investments represent shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company. The Polytronics investment was acquired as part of the Heinrich Companies acquisition in 2004. The fair value of the Polytronics investment was €8.6 million (approximately $11.3 million) at June 29, 2013 and €7.8 million (approximately $10.3 million) at December 29, 2012. Included in 2013 other comprehensive income is an unrealized gain of $1.1 million, due to the increase in fair market value of the Polytronics investment. The remaining movement was due to the impact of changes in exchange rates.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

6. Impairment of Investment in Unconsolidated Affiliate

During the first quarter of 2013, the company fully impaired its investment in and loan receivable from Shocking owing to their filing for Chapter 7 bankruptcy on March 12, 2013. The impairment charge of approximately $10.7 million consisted of the remaining equity method investment of $8.7 million and a $2.0 million loan receivable, and reduces the carrying value of both the investment and loan receivable to zero at both March 30 and June 29, 2013.

The loss was recorded as a component of impairment and equity loss of unconsolidated affiliate in the Consolidated Statements of Net Income for the six months ended June 29, 2013.

7. Debt

The carrying amounts of long-term debt at June 29, 2013 and December 29, 2012 are as follows (in thousands):

	June 29, 2013	December 29, 2012

Term loan	$100,000	$—
Revolving credit facility	133,000	84,000
	233,000	84,000
Less: Current maturities	138,000	84,000
Total long-term debt	$95,000	$—

On May 31, 2013, the company entered into a new credit agreement with J.P. Morgan Securities LLC for up to $325.0 million which consists of an unsecured revolving credit facility of $225.0 million and an unsecured term loan of $100.0 million. The new credit agreement is for a five year period. At June 29, 2013, the company had available $91.4 million of borrowing capacity under the revolving credit agreement at an interest rate of LIBOR plus 1.25% (1.44% as of June 29, 2013).The company incurred debt issuance costs of $0.8 million which are to be amortized over the life of the new credit agreement.

The credit agreement replaces the company’s previous credit agreement dated June 13, 2011 which was terminated on May 31, 2013.

The company assumed three credit lines with the acquisition of Hamlin totaling RMB 41.0 million (approximately $6.6 million) as of June 29, 2013 with expiration dates from August 23, 2013 through April 23, 2014. No amounts were drawn under these lines at June 29, 2013.

The company assumed an agreement for the sale of debts to HSBC Invoice Finance (UK) Ltd. with the acquisition of Hamlin totaling $1.8 million GBP (approximately $2.7 million) as of June 29, 2013. The company plans to terminate this agreement during the third quarter of 2013. No debts had been sold as of June 29, 2013.

8. Fair Value of Assets and Liabilities

In determining fair value, the company uses various valuation approaches within the fair value measurement framework. Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

8. Fair Value of Assets and Liabilities, continued

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

There were no changes during the quarter ended June 29, 2013 to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of June 29, 2013 and December 29, 2012 the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets and liabilities measured at fair value by classification within the fair value hierarchy as of June 29, 2013 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$11,274	$—	$—	$11,274
Total	$11,274	$—	$—	$11,274

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

8. Fair Value of Assets and Liabilities, continued

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

The company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximate their fair values. The company’s debt fair value approximates book value at June 29, 2013 and December 29, 2012, respectively, as the variable interest rates fluctuate along with market interest rates.

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

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

9. Earnings Per Share, continued

The following table sets forth the computation of basic and diluted earnings per share under the two-class method.

	For the Three Months Ended		For the Six Months Ended
(in thousands except per share amounts)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net income as reported	$26,648	$22,963	$41,442	$40,526
Less: Distributed earnings available to participating securities	(10)	(6)	(18)	(12)
Less: Undistributed earnings available to participating securities	-	(30)	(16)	(78)
Numerator for basic earnings per share —
Undistributed and distributed earnings available to common shareholders	$26,638	$22,927	$41,408	$40,436
Add: Undistributed earnings allocated to participating securities	-	30	15	78
Less: Undistributed earnings reallocated to participating securities	-	(30)	(15)	(77)
Numerator for diluted earnings per share —
Undistributed and distributed earnings available to common shareholders	$26,638	$22,927	$41,408	$40,437
Denominator for basic earnings per share —
Weighted-average shares	22,296	21,778	22,196	21,693
Effect of dilutive securities:
Common stock equivalents	203	296	234	310
Denominator for diluted earnings per share —
Adjusted for weighted-average shares & assumed conversions	22,499	22,074	22,431	22,004
Basic earnings per share	$1.19	$1.05	$1.87	$1.86
Diluted earnings per share	$1.18	$1.04	$1.85	$1.84

10. Income Taxes

The effective tax rate for the second quarter of 2013 was 24.7% compared to an effective tax rate of 27.2% in the second quarter of 2012. The effective tax rate for the six months ended June 29, 2013 was 22.3% as compared to an effective tax rate of 28.1% for the six months ended June 30, 2012. The effective tax rates for both the second quarter and six month periods of 2013 and 2012 are lower than the U.S. statutory tax rate primarily due to the result of more income earned in low tax jurisdictions.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

11. Pensions

The components of net periodic benefit cost for the three and six and months ended June 29, 2013, compared with the three and six months ended June 30, 2012, were (in thousands):

	U.S. Pension Benefits				Foreign Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Service cost	$150	$150	$300	$300	$268	$191	$523	$383
Interest cost	892	1,241	1,783	2,481	299	196	482	391
Expected return on plan assetsassets	(1,340)	(1,655)	(2,680)	(3,310)	(197)	(121)	(271)	(242)
Amortization of net loss	235	84	471	169	38	17	77	34
Total cost (credit) of the plan	(63)	(180)	(126)	(360)	408	283	811	566
Expected plan participants’ contribution	-	-	-	-	-	-	-	-
Net periodic benefit cost (credit)	$(63)	$(180)	$(126)	$(360)	$408	$283	$811	$566

The expected rate of return assumption on domestic pension assets is approximately 6.8% and 7.8% in 2013 and 2012, respectively. The expected return on foreign pension assets is approximately 3.7% and 4.5% in 2013 and 2012, respectively.

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

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

12. Business Unit Segment Information, continued

Business unit segment information for the three and six months ended June 29, 2013 and June 30, 2012 are summarized as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales
Electronics	$91,450	$89,508	$170,865	$166,562
Automotive	64,548	51,450	123,933	104,076
Electrical	31,768	34,895	63,886	65,793
Total net sales	$187,766	$175,853	$358,684	$336,431

Depreciation and amortization
Electronics	$5,131	$5,112	$9,992	$10,598
Automotive	2,319	1,502	4,303	2,951
Electrical	997	952	1,956	1,968
Total depreciation and amortization	$8,447	$7,566	$16,251	$15,517

Operating income (loss)
Electronics	$19,779	$15,778	$31,922	$25,889
Automotive	8,913	6,965	18,396	16,471
Electrical	5,623	9,353	12,114	15,560
Other(1)	(2,933)	—	(2,933)	—
Total operating income	31,382	32,096	59,499	57,920
Interest expense	644	421	1,020	844
Impairment, loan loss and equity in net loss or unconsolidated affiliate (2)	—	1,033	10,678	1,558
Other (income) expense, net	(4,659)	(757)	(5,568)	(656)
Income before income taxes(3)	$35,397	$31,399	$53,369	$56,174

(1) “Other” consists of acquisition related costs. (2) During the first quarter of 2013, the company recorded approximately $10.7 million related to the impairment of its investment in Shocking Technologies. (See Note 6). (3) 2012 Income before income taxes has been restated to reflect the company’s retroactive equity losses from Shocking Technologies. (See Note 2).

The company’s significant net sales by country for the three and six months ended June 29, 2013 and June 30, 2012 are summarized as follows (in thousands):

	For the Three Months Ended(a)		For the Six Months Ended(a)
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

United States	$68,633	$59,370	$126,547	$114,610
China	37,694	37,677	71,308	68,127
Other countries	81,439	78,806	160,829	153,694
Total	$187,766	$175,853	$358,684	$336,431

(a) Sales by country represent sales to customer or distributor locations.

The company’s significant long-lived assets by country as of June 29, 2013 and December 29, 2012 are summarized as follows (in thousands):

	Long-lived assets(b)
	June 29, 2013	December 29, 2012

United States	$28,484	$14,433
China	42,444	41,504
Canada	14,420	13,839
Other countries	55,785	51,135
Total	$141,133	$120,911

(b) Long-lived assets consist of net property, plant and equipment.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

13. Accumulated Other Comprehensive Income (Loss) (AOCI)

In February, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2013-02 which requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). The new guidance allows companies to present this information on the face of the financial statements, if certain requirements are met. Otherwise, the information must be presented in the notes. If a company is unable to identify the line item of net income affected by any significant amount reclassified out of AOCI during a reporting period (including when all reclassifications for the period are not to net income in their entirety), the information must be reported in the notes. In addition, ASU 2013-02 requires detailed reporting about changes in AOCI balances. It requires companies to present details of current-period changes in AOCI for each component of other comprehensive income on the face of the financial statements or in the notes. The company adopted the new guidance on December 30, 2012 and will be applied prospectively. There was no impact on its consolidated financial statements upon adoption other than presentation.

The following table sets forth the changes in the components of AOCI by component (in thousands):

AOCI component	Balance at December 29, 2012	Other comprehensive income (loss) activity	Balance at June 29, 2013

Pension liability adjustment(a)	$(20,879)	$(325)	$(21,204)
Unrealized gain on investments(b)	7,867	1,078	8,945
Foreign currency translation adjustment	29,560	(13,271)	16,289
Total	$16,548		$4,030

(a) Balances are net of tax of $12,003 and $11,819 for 2013 and 2012, respectively.

(b) Balances are net of tax of $0 and $0 for 2013 and 2012, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Littelfuse Overview

Littelfuse, Inc. and its subsidiaries (the “company” or “Littelfuse”) is the worldwide leader in circuit protection offering the industry's broadest and deepest portfolio of circuit protection products and solutions. The company’s devices protect products in virtually every market that uses electrical energy, from consumer electronics to automobiles to industrial equipment. The company’s worldwide revenue in 2012 was $667.9 million and net earnings were $75.3 million. The company conducts its business through three reportable segments, which are defined by markets and consist of Electronics, Automotive, and Electrical. The company’s customer base includes original equipment manufacturers, tier one automotive suppliers and distributors.

In addition to protecting and growing its core circuit protection business, Littelfuse has been investing in power control and sensing technologies. These newer platforms combined with the company’s strong balance sheet and operating cash flow, provide opportunities for increased organic and acquisition growth. The company has set a target to grow 15% per year, 5% organically and 10% through acquisitions.

To maximize shareholder value, the company’s primary strategic goals are to:

●	Grow organically faster than its markets;

●	Double the pace of acquisitions;

●	Sustain high-teens operating margins;

●	Improve return on investment; and

●	Return excess cash to shareholders.

The company serves markets that are directly impacted by global economic trends with significant exposures to the consumer electronics, automotive, industrial and mining end markets. The company’s results will be impacted positively or negatively by changes in these end markets.

Electronics Segment

The Electronics segment sells passive and semiconductor components and modules primarily into the global consumer electronics, general industrial and telecommunications markets. The core electronics markets are characterized by significant Asia competition and price erosion. As a result the company is focusing additional efforts on higher growth, less price sensitive niche markets such as LED lighting and higher-power industrial applications. The Hamlin acquisition expands the company’s product offering into reed switches which are used in a wide variety of electronic products and go through the same channels as the company’s core electronics products.

Automotive Segment

The Automotive segment is comprised of passenger vehicle circuit protection, commercial vehicle products and sensors. The primary growth drivers for these businesses are increasing global demand for passenger and commercial vehicles and increasing content per vehicle for both circuit protection and sensing products. The move away from internal combustion engines to hybrid and electric drive systems that require more circuit protection is expected to be an additional growth driver. The Hamlin acquisition significantly expands the company’s position in automotive sensors.

Electrical Segment

The Electrical segment derives its revenues from power fuses, protection relays and custom products selling primarily into the industrial, mining, solar and oil and gas markets. The power fuse business continues to perform well with sales growing in the high single digits or better for six consecutive quarters.. Custom products sales, after several years of strong growth, have begun to decline due to several large Canadian potash mining projects nearing completion. The company intends to expand this business by moving into new markets such as non-potash mining and oil and gas. Protection relay sales have also slowed due to the general slowdown in the global mining market.

The following table is a summary of the company’s net sales by business unit and geography:

Net Sales by Business Unit and Geography (in thousands, unaudited)

	Second Quarter			Year-to-Date
	2013	2012	% Change	2013	2012	% Change
Business Unit
Electronics	$91,450	$89,508	2%	$170,865	$166,562	3%
Automotive	64,548	51,450	25%	123,933	104,076	19%
Electrical	31,768	34,895	(9%)	63,886	65,793	(3%)

Total	$187,766	$175,853	7%	$358,684	$336,431	7%

	Second Quarter			Year-to-Date
	2013	2012	% Change	2013	2012	% Change
Geography(a)
Americas	$86,531	$80,888	7%	$164,355	$154,933	6%
Europe	33,484	27,051	24%	64,870	54,810	18%
Asia-Pacific	67,751	67,914	0%	129,459	126,688	2%

Total	$187,766	$175,853	7%	$358,684	$336,431	7%

(a) Sales by geography represent sales to customer or distributor locations.

Results of Operations – Second Quarter, 2013 compared to 2012

The following table summarizes the company’s consolidated results of operations for the periods presented. The results include incremental activity from the company’s business acquisitions as described, where applicable, in the below analysis. There were also additional expenses and accounting adjustments during 2013. These include a $1.7 million inventory adjustment, as described in Note 3, and $1.2 million in acquisition related operating expenses, both related to the Hamlin acquisition. There was also $3.7 million of favorable foreign currency revaluation primarily related to U.S. dollar gains against the Philippine peso.

(In thousands, unaudited)	Second Quarter			Year-to-Date
	2013	2012	% Change	2013	2012	% Change
Sales	$187,766	$175,853	7%	$358,684	$336,431	7%
Gross Profit	73,557	69,562	6%	138,163	130,424	6%
Operating expense	42,175	37,466	13%	78,664	72,504	8%
Operating income	31,382	32,096	(2%)	59,499	57,920	3%
Other (income) expense, net	(4,015)	697	(676%)	6,130	1,746	251%
Income before income taxes	35,397	31,399	13%	53,369	56,174	(5%)
Net income	$26,648	$22,963	16%	$41,442	$40,526	2%

Net sales increased $11.9 million or 7% to $187.8 million in the second quarter of 2013 compared to $175.9 million in the second quarter of 2012 due primarily to an incremental $12.7 million from business acquisitions and growth in automotive sales offset by a decline in both electrical and electronics sales. Sales were not significantly impacted by currency effects in the second quarter of 2013 as compared to the second quarter of 2012. Excluding incremental sales from acquisitions, net sales decreased $0.8 million or less than 1% year-over-year.

Electronics sales increased $2.0 million or 2% to $91.5 million in the second quarter of 2013 compared to $89.5 million in the second quarter of 2012 due to incremental sales of $3.4 million from the company’s acquisition of Hamlin. The electronics segment experienced $0.3 million in unfavorable currency effects in the second quarter of 2013 primarily from sales denominated in Japanese yen. Excluding the impact from incremental sales and currency effects, sales decreased $1.1 million 1%. The lower sales resulted primarily from weaker sales in Taiwan, Japan and Korea due to softness in consumer electronics.

Automotive sales increased $13.0 million or 25% to $64.5 million in the second quarter of 2013 compared to $51.5 million in the second quarter of 2012 due primarily to an incremental $9.3 million of sales from acquisitions and growth in the passenger vehicle business. This was partially offset by a decline in the commercial vehicle business which, while showing signs of recovery, still declined 1% as compared to the second quarter of 2012. The automotive segment experienced $0.4 million in favorable currency effects in the second quarter of 2013 primarily due to sales denominated in euros. Excluding incremental sales from acquisitions and currency effects, net sales increased $3.4 million or 7% year-over-year.

Electrical sales decreased $3.1 million or 9% to $31.8 million in the second quarter of 2013 compared to $34.9 million in the second quarter of 2012 due to a decline in custom product and relay sales partially offset by growth in power fuses. The decline in custom product and relay sales primarily reflects lower sales to Canadian potash customers as well as a general slow-down in the global mining industry. The increase in power fuse sales is primarily due to success in the solar and HVAC markets. The electrical segment experienced $0.1 million in unfavorable currency effects in the second quarter of 2013 primarily from sales denominated in Canadian dollars.

On a geographic basis, sales in the Americas increased $5.6 million or 7% to $86.5 million in the second quarter of 2013 compared to $80.9 million in the second quarter of 2012 mainly due to incremental sales of $5.3 million from the Accel and Hamlin acquisitions offset slightly by $0.1 million in unfavorable currency effects from sales denominated in Canadian dollars. Excluding acquisition sales and currency effects, America’s sales increased 1% year-over-year primarily due to an increase in demand for automotive and electronics products partially offset by a decrease in sales of electrical products.

Europe sales increased $6.4 million or 24% to $33.5 million in the second quarter of 2013 compared to $27.1 million in the second quarter of 2012 mainly due to incremental sales of $5.6 million from Accel and Hamlin and $0.5 million in favorable currency effects offset by lower demand for electrical products. Excluding incremental sales and currency effects, Europe sales increased 1% year-over-year primarily due to a an increase in demand for automotive and electronics products.

Asia-Pacific sales decreased $0.2 million or less than 1% to $67.8 million in the second quarter of 2013 compared to $67.9 million in the second quarter of 2012 primarily due to lower demand for electronics and electrical products offset by increased sales of automotive products, incremental sales from Hamlin of $1.7 million and $0.4 million in unfavorable currency effects primarily from sales denominated in Japanese yen. Excluding incremental sales from Hamlin and currency effects, net sales decreased $1.5 million or 2% year-over-year.

Gross profit was $73.6 million or 39% of net sales for the second quarter of 2013 compared to $69.6 million or 40% of net sales in the same quarter last year. Gross profit for the second quarter of 2013 included a $1.7 million non-cash charge to cost of goods sold for inventory that was stepped-up to fair value as a result of the Hamlin acquisition.

Total operating expense was $42.2 million or 22% of net sales for the second quarter of 2013 compared to $37.5 million or 21% of net sales for the same quarter in 2012. The increase in operating expenses primarily reflects incremental operating expenses of $2.7 million from business acquisitions.

Operating income for the second quarter of 2013 was approximately $31.4 million compared to operating income of $32.1 million for the same quarter in 2012 primarily due to higher sales partially offset by slightly higher operating expenses as described above.

Interest expense was $0.6 million in the second quarter of 2013 compared to $0.4 million in the second quarter of 2012.

Impairment, loan loss and equity losses from the investment in and loan to Shocking Technologies was $0.0 million in the second quarter of 2013 compared to $1.0 million in the second quarter of 2012. The company fully impaired its investment and loan receivable in Shocking during the first quarter of 2013 as described in Note 6.

Other (income) expense, net, consisting of interest income, royalties, non-operating income and foreign currency items was approximately $4.7 million of income for the second quarter of 2013 compared to $0.8 million of income in the second quarter of 2012. The increase in other (income) expense, net for 2013 is primarily due to the impact from foreign exchange revaluation.

Income before income taxes was $35.4 million for the second quarter of 2013 compared to income before income taxes of $31.4 million for the second quarter of 2012. Income tax expense was $8.7 million with an effective tax rate of 24.7% for the second quarter of 2013 compared to income tax expense of $8.4 million with an effective tax rate of 26.9% in the second quarter of 2012. The effective tax rates for both the second quarter of 2013 and 2012 are lower than the U.S. statutory tax rate primarily due to income earned in countries with lower tax rates than the U.S.

Net income for the second quarter of 2013 was $26.6 million or $1.18 per diluted share compared to net income of $23.0 million or $1.04 per diluted share for the same quarter of 2012.

Results of Operations – Six Months, 2013 compared to 2012

Net sales increased $22.3 million or 7% to $358.7 million for the first six months of 2013 compared to $336.4 million in the first six months of 2012 due primarily to an incremental $20.2 million from business acquisitions. The company also experienced $0.1 million in unfavorable foreign currency effects in the first six months of 2013 as compared to 2012. The unfavorable foreign currency impact primarily resulted from sales denominated in the Japanese yen and Canadian dollar, offset by the favorable impact of the euro. Excluding incremental sales from acquisitions and currency effects, net sales increased $2.2 million or 1% year-over-year.

Electronics sales increased $4.3 million or 3% to $170.9 million in the first six months of 2013 compared to $166.6 million in the first six months of 2012 due primarily to incremental sales of $3.4 million from the Hamlin business acquisition. The electronics segment experienced $0.4 million in unfavorable currency effects in the first six months of 2013 primarily from sales denominated in Japanese yen. Excluding incremental sales from Hamlin and currency effects, net sales increased $1.3 million or 1% year-over-year.

Automotive sales increased $19.9 million or 19% to $123.9 million in the first six months of 2013 compared to $104.1 million in the first six months of 2012 due primarily to an incremental $16.8 million from business acquisitions and growth in the passenger vehicle business. The automotive segment experienced $0.6 million in favorable currency effects in the first six months of 2013 primarily due to sales denominated in euros. Excluding incremental sales from acquisitions and currency effects, net sales increased $2.4 million or 2% year-over-year.

Electrical sales decreased $1.9 million or 3% to $63.9 million in the first six months of 2013 compared to $65.8 million in the first six months of 2012 due primarily to slowing demand for custom products as a result of a slow-down in the potash mining industry. This was offset by growth in power fuses primarily reflecting increased sales into the solar and HVAC markets. The electrical segment experienced $0.3 million in unfavorable currency effects in the first six months of 2013 primarily from sales denominated in Canadian dollars.

On a geographic basis, sales in the Americas increased $9.4 million or 6% to $164.4 million in the first six months of 2013 compared to $154.9 million in the first six months of 2012 due to incremental sales from business acquisitions of $7.2 million and increased sales of power fuses, offset by weaker custom product sales and $0.3 million in unfavorable currency effects from sales denominated in Canadian dollars. Excluding incremental sales from Hamlin and currency effects, net sales increased $2.5 million or 2% year-over-year.

Europe sales increased $10.1 million or 18% to $64.9 million in the first six months of 2013 compared to $54.8 million in the first six months of 2012 mainly due to incremental sales of $11.3 million from business acquisitions and $0.7 million in favorable currency effects. Excluding incremental sales and currency effects, Europe sales declined 4% year-over-year primarily due to a decrease in demand for electrical products partially offset by an increase in sales of electronics and automotive products.

Asia-Pacific sales increased $2.8 million or 2% to $129.5 million in the first six months of 2013 compared to $126.7 million in the first six months of 2012 primarily due to incremental sales from Hamlin of $1.7 million and higher demand for automotive products offset by lower electronics and electrical sales and $0.5 million in unfavorable currency effects primarily from sales denominated in Japanese yen. Excluding incremental sales from Hamlin and currency effects, net sales increased $1.6 million or 1% year-over-year.

Gross profit was $138.2 million or 39% of net sales for the first six months of 2013 compared to $130.4 million or 39% of net sales in the first six months of last year. Gross profit for the first six months of 2013 was negatively impacted by $1.7 million which was the additional cost of goods sold for Hamlin inventory which had been stepped-up to fair value at the acquisition date as required by purchase accounting rules. Excluding the impact of this adjustment, gross profit was $139.9 million or 39% of net sales for the first six months of 2013.

Total operating expense was $78.7 million or 22% of net sales for the first six months of 2013 compared to $72.5 million or 22% of net sales for the same quarter in 2012. The increase in operating expenses primarily reflects incremental operating expenses of $4.2 million from business acquisitions.

Operating income for the first six months of 2013 was $59.5 million compared to operating income of $57.9 million for the first six months in 2012 primarily due to higher sales partially offset by slightly higher operating expenses as described above.

Interest expense was $1.0 million for the first six months of 2013 and $0.8 million the first six months of 2012.

Impairment, loan loss and equity losses from the investment in and loan to Shocking Technologies was $10.7 million in the first six months of 2013 compared to $1.6 million in the first six months of 2012. The company fully impaired its investment and loan receivable in Shocking during the first quarter of 2013 as described in Note 6.

Other (income) expense, net, consisting of interest income, royalties, non-operating income and foreign currency items was approximately $5.6 million of income for the first six months of 2013 compared to $0.7 million of income in the first six months of 2012. The increase in other (income) expense, net for 2013 is primarily due to the impact from foreign exchange revaluation.

Income before income taxes was $53.4 million for the first six months of 2013 compared to income before income taxes of $56.2 million for the first six months of 2012. Income tax expense was $11.9 million with an effective tax rate of 22.4% for the first six months of 2013 compared to income tax expense of $15.6 million with an effective tax rate of 27.9% in the first six months of 2012. The effective tax rates for both the first six months of 2013 and 2012 are lower than the U.S. statutory tax rate primarily due to income earned in countries with lower tax rates than the U.S.

Net income for the first six months of 2013 was $41.4 million or $1.85 per diluted share compared to net income of $40.5 million or $1.84 per diluted share for the same six months of 2012.

Liquidity and Capital Resources

As of June 29, 2013, $250.2 million of the $257.7 million of the company’s cash and cash equivalents was held by foreign subsidiaries. Of the $250.2 million held by foreign subsidiaries, approximately $13.0 million could be repatriated with minimal tax consequences. The company expects to maintain its foreign cash balances (other than the aforementioned $13.0 million) for local operating requirements, to provide funds for future capital expenditures and for potential acquisitions. The company does not expect to repatriate these funds to the U.S.

The company historically has financed capital expenditures through cash flows from operations. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the company’s operations and its debt obligations for the foreseeable future.

Revolving Credit Facilities

On May 31, 2013, the company entered into a new credit agreement with J.P. Morgan Securities LLC for up to $325.0 million which consists of a revolving credit facility of $225.0 million and an unsecured term loan of $100.0 million. The new credit agreement is for a five year period. At June 29, 2013, the company had available $91.4 million of borrowing capacity under the revolving credit agreement at an interest rate of LIBOR plus 1.25% (1.44% as of June 29, 2013). The credit agreement replaced the company’s previous credit agreement dated June 13, 2011. This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At June 29, 2013, the company was in compliance with all covenants under the revolving credit facility.

The company also had $0.8 million outstanding in letters of credit at June 29, 2013. No amounts were drawn under these letters of credit at June 29, 2013.

Cash Flow

The company started 2013 with $235.4 million of cash and cash equivalents. Net cash provided by operating activities was approximately $39.0 million for the first six months of 2013 reflecting $41.4 million in net income and $29.8 million in non-cash adjustments (primarily $10.7 million in impairment charges and $16.3 million in depreciation and amortization) offset by $32.2 million in net changes to various operating assets and liabilities.

Changes in operating assets and liabilities for the first six months of 2013 (including short-term and long-term items) that impacted cash flows negatively consisted of increases in accounts receivables ($20.2 million) and decreases in accrued payroll and severance ($1.7 million), accrued expenses (including post-retirement) ($11.5 million) and accrued taxes ($7.6 million), and). The increase in accounts receivables was due to increased sales in the first quarter. The decrease in accrued payroll and severance was due primarily to payouts for the 2012 management incentive plan which occurred in the first quarter. The decrease in accrued expenses was due primarily to a $5.0 million pension contribution made during the first quarter. Changes that had a positive impact on cash flows were decreases in inventories ($3.4 million), prepaid expenses and other ($0.7 million) and increases in accounts payable ($4.7 million).

Net cash used in investing activities was approximately $167.9 million and included $145.0 million for a business acquisition, $14.4 million in capital spending, and $8.5 million in expenditures for short-term investments.

Net cash provided by financing activities was approximately $158.2 million and included $149.0 million in net proceeds from borrowing and $15.4 million from the exercise of stock options, including tax benefits, partially offset by cash dividends paid of $8.9 million. The effects of exchange rate changes decreased cash and cash equivalents by approximately $7.1 million. The net cash provided by operating activities combined with the effects of exchange rate changes less net cash used in investing and financing activities resulted in a $22.3 million increase in cash, which left the company with a cash and cash equivalents balance of $257.7 million at June 29, 2013.

The ratio of current assets to current liabilities was 2.4 at the end of the second quarter of 2013 compared to 2.9 at year-end 2012 and 2.6 at the end of the second quarter of 2012. Days sales outstanding in accounts receivable was approximately 58 days at the end of the second quarter of 2013 (excluding Hamlin) compared to 60 days at the end of the second quarter of 2012 and 58 days at year-end 2012. Days inventory outstanding was approximately 60 days at the end of the second quarter of 2013 (excluding Hamlin) compared to 69 days at the year-end 2012 and 69 days at end of the second quarter of 2012.

Outlook

Despite ongoing uncertainty in the global economy, the company’s order rates continue to be solid except for relays and custom products which are being affected by weakness in the mining market. None of the business segments are getting noticeably stronger overall, but the company is seeing strength in certain niche markets such as LED lighting and solar. The third quarter of 2013 is expected to look quite similar to the second quarter of 2013, except that the second quarter had only one month of the Hamlin acquisition. Including the Hamlin acquisition, the company expects third quarter sales to increase to $195 to $205 million and third quarter earnings to be in the range of $1.12 to $1.27 per diluted share before any special items.

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

Interest Rates

The company had $233.0 million in debt outstanding at June 29, 2013. This consisted of $133.0 million under revolving credit facilities at variable interest rates and $100.0 million term loan at a rate of 1.44%. While 100% of this debt has variable interest rates, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in the U.S., Mexico, Canada, Denmark, China, Lithuania and the Philippines. During the first six months of 2013, sales to customers outside the U.S. were 64.7% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan or Taiwanese dollars.

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

Commodity Prices

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper, zinc, gold, and silver where at current prices and volumes, a 10% price change would affect annual pre-tax profit by approximately $2.3 million for copper, $0.7 million for zinc, $0.3 million for gold, and $0.5 million for silver. From time to time, the company has utilized derivative instruments to hedge certain commodity exposures deemed to be material.

Item 4. Controls and Procedures.

As of June 29, 2013, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the company and its consolidated subsidiaries has been made known to them by the employees of the company and its consolidated subsidiaries during the period preceding the filing of this Quarterly Report on Form 10-Q and that such information is accurately recorded, processed, summarized and reported within the time periods specified in SEC rules. There were no significant changes in the company’s internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the company’s internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the company’s Chief Executive Officer and Chief Financial Officer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2013 to April 30, 2014. The company did not repurchase any shares of its common stock during the first six months of fiscal 2013 and 1,000,000 shares may yet be purchased under the previous authorization as of June 29, 2013. The company withheld 32,671 shares of stock in lieu of withholding taxes on behalf of employees who became vested in restricted stock option grants during the first six months of 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

2.1*	Stock Purchase Agreement, dated as of April 15, 2013, by and between Littelfuse, Inc. and Key Safety Systems, Inc.

10.1

Credit Agreement, dated as of May 31, 2013, among Littelfuse, Inc., as borrower, JPMorgan Chase Bank, N.A. as Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, National Association and PNC Bank, National Association, as Co-Documentation Agents, J.P. Morgan Securities LLC, as Sole Bookrunner and Joint Lead Arranger, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 31, 2013).

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

*Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Littelfuse agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

Date: August 2, 2013	By	/s/ Philip G. Franklin
Philip G. Franklin
Vice President, Operations Support, and
Chief Financial Officer
(As duly authorized officer and as
the principal financial and accounting
officer)