Form 10-Q
period 2013-09-28
LITTELFUSE INC /DE
filed 2013-11-01
CIK 889331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-20388

LITTELFUSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8755 W. Higgins Road, Suite 500
Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

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

As of October 25, 2013, 22,402,414 shares of common stock, $.01 par value, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LITTELFUSE, INC.

Condensed Consolidated Balance Sheets

(In thousands of USD, except share amounts)

	September 28, 2013	December 29, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$292,936	$235,404
Short-term investments	8,808	—
Accounts receivable, less allowances	129,122	100,559
Inventories	91,978	75,580
Deferred income taxes	11,157	11,890
Prepaid expenses and other current assets	17,771	16,532
Assets held for sale	5,500	5,500
Total current assets	557,272	445,465
Property, plant and equipment:
Land	4,080	6,243
Buildings	59,602	54,559
Equipment	358,324	304,954
	422,006	365,756
Accumulated depreciation	(275,906)	(244,845)
Net property, plant and equipment	146,100	120,911
Intangible assets, net of amortization:
Patents, licenses and software	42,461	11,144
Distribution network	32,174	18,964
Customer lists, trademarks and tradenames	22,452	18,704
Goodwill	186,667	133,592
Investment in unconsolidated affiliate	—	8,666
Other investments	11,136	10,327
Deferred income taxes	3,776	8,090
Other assets	4,893	1,865

Total assets	$1,006,931	$777,728

Liabilities and Equity
Current liabilities:
Accounts payable	$38,937	$27,226
Accrued payroll	26,686	20,540
Accrued expenses	11,643	11,062
Accrued severance	345	1,033
Accrued income taxes	10,154	11,559
Current portion of long-term debt	133,500	84,000
Total current liabilities	221,265	155,420
Long-term debt, less current portion	95,000	—
Accrued post-retirement benefits	14,928	22,338
Other long-term liabilities	15,331	12,412
Total equity	660,407	587,558

Total liabilities and equity	$1,006,931	$777,728

Common shares issued and outstanding of 22,419,676 and 22,029,446, at September 28, 2013, and December 29, 2012, respectively.

 See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Net Income

(In thousands of USD, except per share amounts, unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net sales	$201,040	$172,688	$559,724	$509,119

Cost of sales	120,080	104,052	340,601	310,059

Gross profit	80,960	68,636	219,123	199,060

Selling, general and administrative expenses	34,437	30,601	98,091	90,199
Research and development expenses	6,217	5,505	17,725	15,553
Amortization of intangibles	2,747	1,599	6,249	4,457
	43,401	37,705	122,065	110,209

Operating income	37,559	30,931	97,058	88,851

Interest expense	939	454	1,959	1,298
Impairment and equity in net loss of unconsolidated affiliate	—	1,965	10,678	3,523
Foreign exchange (gain) loss	1,476	834	(1,929)	1,903
Other (income) expense, net	(1,380)	(1,350)	(3,543)	(3,075)

Income before income taxes	36,524	29,028	89,893	85,202

Income taxes	9,534	6,250	21,461	21,898

Net income	$26,990	$22,778	$68,432	$63,304

Net income per share (see Note 9):
Basic	$1.20	$1.04	$3.07	$2.90
Diluted	$1.19	$1.03	$3.04	$2.87

Weighted average shares and equivalent shares outstanding:
Basic	22,428	21,923	22,274	21,770
Diluted	22,625	22,162	22,497	22,055

Cash dividends paid per common share	$0.22	$0.20	$0.62	$0.56

See accompanying notes.

 LITTELFUSE, INC.

Consolidated Statements of Comprehensive Income

(In thousands of USD, unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net income	$26,990	$22,778	$68,432	$63,304
Other comprehensive income (loss):
Pension liability adjustments (net of tax of $49 and ($7) for the three months ended 2013 and 2012, and $233 and $27 for the nine months ended 2013 and 2012, respectively)	(24)	(73)	(349)	(80)
Unrealized (loss) gain on investments	(532)	(1,127)	546	1,993
Foreign currency translation adjustments	10,273	11,522	(2,998)	9,270
Comprehensive income	$36,707	$33,100	$65,631	$74,487

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Cash Flows

(In thousands of USD, unaudited)

	For the Nine Months Ended
	September 28, 2013	September 29, 2012
Operating activities:
Net income	$68,432	$63,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,603	19,029
Amortization of intangibles	6,249	4,457
Stock-based compensation	7,030	5,574
Impairment of assets held for sale	—	549
Non-cash inventory charge	2,069	567
Excess tax benefit on share-based compensation	(3,763)	(2,471)
Loss on sale of assets	169	62
Impairment and equity in net loss of unconsolidated affiliate	10,678	3,523
Changes in operating assets and liabilities:
Accounts receivable	(16,348)	(12,756)
Inventories	(4,537)	58
Accounts payable	6,659	5,640
Accrued expenses (including post-retirement)	(11,743)	(5,234)
Accrued payroll and severance	5,492	(4,646)
Accrued taxes	(5,473)	(857)
Prepaid expenses and other	1,294	(748)
Net cash provided by operating activities	85,811	76,051

Investing activities:
Purchases of property, plant, and equipment	(25,328)	(12,797)
Acquisition of businesses, net of cash acquired	(145,000)	(34,016)
Purchase of investment	—	(10,000)
Purchase of short-term investments	(8,478)	(4,616)
Proceeds from sale of short-term investments	—	17,805
Proceeds from sale of assets	158	495
Net cash used in investing activities	(178,648)	(43,129)

FINANCING activities:
Proceeds from term loan	100,000	20,251
Proceeds from revolving credit facility	160,500	—
Payments of revolving credit facility	(116,000)	(17,500)
Debt issuance costs paid	(809)	—
Cash dividends paid	(13,789)	(12,181)
Proceeds from exercise of stock options	19,335	13,411
Excess tax benefit on share-based compensation	3,763	2,471
Net cash provided by financing activities	153,000	6,452

Effect of exchange rate changes on cash and cash equivalents	(2,631)	4,008

Increase in cash and cash equivalents	57,532	43,382
Cash and cash equivalents at beginning of period	235,404	164,016
Cash and cash equivalents at end of period	$292,936	$207,398

See accompanying notes.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Littelfuse, Inc. and its subsidiaries (the “company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheet, statements of net income and comprehensive income and cash flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the period ended September 28, 2013 are not necessarily indicative of the results that may be expected for the year ending December 28, 2013. For further information, refer to the company’s consolidated financial statements and the notes thereto incorporated by reference in the company’s Annual Report on Form 10-K for the year ended December 29, 2012. The company evaluated subsequent events through the date of its financial statements when filed with the Securities and Exchange Commission (“SEC”).

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

As a result of this retroactive application of the equity method, certain items in the company’s interim results reported on their 2012 Forms 10-Q have been retrospectively restated, as shown in the following tables (in thousands except for per share amounts):

	For the Three Months ended September 29, 2012			For the Nine Months ended September 29, 2012
Consolidated Statements of Net Income and Comprehensive Income	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted

Impairment and equity in net loss of unconsolidated affiliate	$—	$1,965	$1,965	$—	$3,523	$3,523
Income before income taxes	30,993	(1,965)	29,028	88,725	(3,523)	85,202
Income taxes	6,995	(745)	6,250	23,234	(1,336)	21,898
Net income	23,998	(1,220)	22,778	65,491	(2,187)	63,304
Basic Earnings per share	$1.09	$(0.05)	$1.04	$3.00	$(0.10)	$2.90
Diluted Earnings per share	$1.08	$(0.05)	$1.03	$2.96	$(0.09)	$2.87
Comprehensive income	$34,320	$(1,220)	$33,100	$76,674	$(2,187)	$74,487

	For the Nine Months ended September 29, 2012
Consolidated Statements of Cash Flows	As Previously Reported	Adjustment	As Adjusted

Net income	$65,491	$(2,187)	$63,304
Impairment and equity in net loss of unconsolidated affiliate	—	3,523	3,523
Accrued taxes	479	(1,336)	(857)

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

3. Acquisition of Businesses

The company accounts for acquisitions using the purchase method in accordance with ASC 805, “Business Combinations.” The results of operations of each acquisition have been included in the accompanying consolidated financial statements as of the dates of the acquisition.

Hamlin, Inc.

On May 31, 2013, the company acquired 100% of Hamlin, Inc. (“Hamlin”) from Key Safety Systems, for $145.0 million (net of cash acquired). Hamlin is a manufacturer of sensor technology providing standard products and custom solutions for leading global manufacturers in the automotive and electronic industries. The acquisition allows the company to expand its automotive and electronics product offerings in the global sensor market in both the Automotive and Electronics business segments. Hamlin is headquartered in Lake Mills, Wisconsin and has manufacturing, engineering and sales offices in the U.S., Mexico, Europe and Asia. The company funded the acquisition with available cash raised from borrowings on the company’s new credit arrangement (See Note 7).

The following table sets forth the preliminary purchase price allocation, as of September 28, 2013, for Hamlin acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values The purchase allocation is preliminary awaiting finalization of the valuation of the acquired intangible assets which is expected to be completed in late-2013 or early 2014.

Hamlin preliminary purchase price allocation (in thousands):
Cash	$15,473
Current assets, net	31,210
Property, plant and equipment	22,767
Goodwill	53,129
Distribution network	33,098
Patents and licenses	15,365
Trademarks	6,483
Non-current assets	1,390
Current liabilities	(8,816)
Non-current liabilities	(9,626)
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

As required by purchase accounting rules, the company recorded a $2.1 million step-up of inventory to its fair value as of the acquisition date. During the third quarter of 2013, as the remainder of this inventory was sold, cost of goods sold included $0.4 million of non-cash charges for this step-up.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

3. Acquisition of Businesses, continued

The following unaudited pro forma results are provided below for the company’s acquisition of Hamlin and assume that the acquisition of Hamlin had been completed as of the beginning of fiscal year 2012.

	(In thousands except for per share amounts)
	For the three months ended		For the nine months ended
	Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012
	(Unaudited)	(As restated)	(Unaudited)	(As restated)
		(Unaudited)		(Unaudited)
Revenues	$201,040	$191,516	$591,095	$559,759
Net income	$26,990	$23,841	$68,938	$65,606
Net income per share:
Basic	$1.20	$1.09	$3.09	$3.01
Diluted	$1.19	$1.08	$3.06	$2.97
Weighted-average shares and equivalent shares outstanding:
Basic	22,428	21,923	22,274	21,770
Diluted	22,625	22,162	22,497	22,055

For the three months ended September 28, 2013, Hamlin added approximately $21.1 million in revenue and $0.3 million in net income to the company’s consolidated results. For the nine months ended September 28, 2013, Hamlin added approximately $28.1 million in revenue and a $0.6 million net loss to the company’s consolidated results.

Accel AB

On May 31, 2012, the company acquired 100% of ACCEL AB (“Accel”), a manufacturer of advanced electromechanical products, including sensors and switches primarily for the automotive industry, for approximately $23.9 million. The acquisition allows the company to expand its automotive product offering and establish a presence in the growing automotive sensor market within its Automotive business unit segment. Accel is based in Trollhättan, Sweden with a manufacturing facility located in Kaunas, Lithuania. The company funded the acquisition with available cash.

The following table sets forth the final purchase price allocation for Accel acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values.

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

The following table sets forth the final purchase price allocation as of September 28, 2013 for Terra Power acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values.

Terra Power final purchase price allocation (in thousands):
Cash	$105
Current assets, net	1,625
Property, plant and equipment	457
Goodwill	4,562
Other intangibles	4,064
Current liabilities	(213)
$10,600

Pro forma financial information is not presented for the company’s 2012 business acquisitions described above due to amounts not being materially different than actual results.

4. Inventories

The components of inventories at September 28, 2013 and December 29, 2012 are as follows (in thousands):

	September 28, 2013	December 29, 2012
Raw material	$39,000	$21,689
Work in process	17,650	11,868
Finished goods	35,328	42,023
Total inventories	$91,978	$75,580

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

5. Other Investments

The company’s other investments represent shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company. The Polytronics investment was acquired as part of the Heinrich Companies acquisition in 2004. The fair value of the Polytronics investment was €8.3 million (approximately $11.1 million) at September 28, 2013 and €7.8 million (approximately $10.3 million) at December 29, 2012. Included in other comprehensive income for the nine months ended September 28, 2013, is an unrealized gain of $0.5 million, due to the increase in fair market value of the Polytronics investment. The remaining movement was due to the impact of changes in exchange rates.

6. Impairment of Investment in Unconsolidated Affiliate

During the first quarter of 2013, the company fully impaired its investment in and loan receivable from Shocking owing to their filing for Chapter 7 bankruptcy protection on March 12, 2013. The impairment charge of approximately $10.7 million consisted of the remaining equity method investment of $8.7 million and a $2.0 million loan receivable, and reduces the carrying value of both the investment and loan receivable to zero at both March 30 and September 28, 2013.

The loss was recorded as a component of impairment and equity loss of unconsolidated affiliate in the Consolidated Statements of Net Income for the nine months ended September 28, 2013.

7. Debt

The carrying amounts of long-term debt at September 28, 2013 and December 29, 2012 are as follows (in thousands):

	September 28, 2013	December 29, 2012

Term loan	$100,000	$—
Revolving credit facility	128,500	84,000
	228,500	84,000
Less: Current maturities	133,500	84,000
Total long-term debt	$95,000	$—

On May 31, 2013, the company entered into a new credit agreement with J.P. Morgan Securities LLC for up to $325.0 million which consists of an unsecured revolving credit facility of $225.0 million and an unsecured term loan of $100.0 million. The new credit agreement is for a five year period. At September 28, 2013, the company had available $95.9 million of borrowing capacity under the revolving credit agreement at an interest rate of LIBOR plus 1.25% (1.43% as of September 28, 2013). The company incurred debt issuance costs of $0.8 million which will be amortized over the life of the new credit agreement.

The credit agreement replaces the company’s previous credit agreement dated June 13, 2011 which was terminated on May 31, 2013.

The company assumed three credit lines with the acquisition of Hamlin totaling RMB 41.0 million (approximately $6.6 million) as of June 29, 2013 with expiration dates from August 23, 2013 through April 22, 2014. Two of these credit lines expired during the third quarter with the remaining credit line totaling RMB 20 million (approximately $3.3 million) as of September 28, 2013. No amounts were drawn under this line of credit at September 28, 2013.

The company assumed an agreement for the sale of debts to HSBC Invoice Finance (UK) Ltd. with the acquisition of Hamlin totaling $1.8 million GBP (approximately $2.7 million) as of June 29, 2013. The company terminated this agreement during the third quarter of 2013.

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

Investment in Shocking Technologies, Inc.

The company held an investment in an unconsolidated affiliate, Shocking, as described in Note 6, for which the valuation model that was used to determine the fair value at December 29, 2012, was a discounted cash flow model to value equity and then an option pricing method to allocate the equity value to the various classes of stock in the capital structure, including Series C and common shares held by the company. Significant unobservable inputs used included an expected two years until liquidity event, a volatility of 35% and a risk free rate of 0.44%. The investment was categorized as Level 3.

There were no changes during the quarter ended September 28, 2013 to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis.

The following table presents assets and liabilities measured at fair value by classification within the fair value hierarchy as of September 28, 2013 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$11,136	$—	$—	$11,136
Total	$11,136	$—	$—	$11,136

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

 The company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximate their fair values. The company’s debt fair value approximates book value at September 28, 2013 and December 29, 2012, respectively, as the variable interest rates fluctuate along with market interest rates.

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

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

9. Earnings Per Share, continued

The following table sets forth the computation of basic and diluted earnings per share under the two-class method.

	For the Three Months Ended		For the Nine Months Ended
(in thousands except per share amounts)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net income as reported	$26,990	$22,778	$68,432	$63,304
Less: Distributed earnings available to participating securities	(3)	(9)	(21)	(21)
Less: Undistributed earnings available to participating securities	—	(19)	(17)	(102)
Numerator for basic earnings per share —
Undistributed and distributed earnings available to common shareholders	$26,987	$22,750	$68,394	$63,181
Add: Undistributed earnings allocated to participating securities	—	19	17	102
Less: Undistributed earnings reallocated to participating securities	—	(19)	(17)	(100)
Numerator for diluted earnings per share —
Undistributed and distributed earnings available to common shareholders	$26,987	$22,750	$68,394	$63,183
Denominator for basic earnings per share —
Weighted-average shares	22,428	21,923	22,274	21,770
Effect of dilutive securities:
Common stock equivalents	197	239	223	285
Denominator for diluted earnings per share —	22,625	22,162	22,497	22,055
Adjusted for weighted-average shares & assumed conversions
Basic earnings per share	$1.20	$1.04	$3.07	$2.90
Diluted earnings per share	$1.19	$1.03	$3.04	$2.87

10. Income Taxes

The effective tax rate for the third quarter of 2013 was 26.1% compared to an effective tax rate of 22.6% in the third quarter of 2012. The effective tax rate for the nine months ended September 28, 2013 was 23.9% as compared to an effective tax rate of 25.7% for the nine months ended September 29, 2012. The effective tax rates for both the third quarter and nine month periods of 2013 and 2012 are lower than the U.S. statutory tax rate primarily due to the result of more income earned in lower tax jurisdictions.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

11. Pensions

The components of net periodic benefit cost for the three and nine and months ended September 28, 2013, compared with the three and nine months ended September 29, 2012, were (in thousands):

	U.S. Pension Benefits				Foreign Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012

Service cost	$150	$150	$450	$450	$290	$192	$813	$575
Interest cost	891	1,240	2,674	3,721	532	195	1,014	586
Expected return on plan assets	(1,340)	(1,655)	(4,020)	(4,965)	(446)	(120)	(717)	(362)
Amortization of net loss	235	85	706	254	39	17	116	51
Total cost (credit) of the plan	(64)	(180)	(190)	(540)	415	284	1,226	850
Expected plan participants’ contribution	-	-	-	-	-	-	-	-
Net periodic benefit cost (credit)	$(64)	$(180)	$(190)	$(540)	$415	$284	$1,226	$850

The expected rate of return assumption on domestic pension assets is approximately 6.8% and 7.8% in 2013 and 2012, respectively. The expected return on foreign pension assets is approximately 4.9% and 4.5% in 2013 and 2012, respectively.

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

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

12. Business Unit Segment Information, continued

Business unit segment information for the three and nine months ended September 28, 2013 and September 29, 2012 are summarized as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales
Electronics	$101,013	$87,779	$271,878	$254,342
Automotive	70,386	51,878	194,319	155,954
Electrical	29,641	33,031	93,527	98,823
Total net sales	$201,040	$172,688	$559,724	$509,119

Depreciation and amortization
Electronics	$5,784	$5,115	$15,776	$15,713
Automotive	2,880	1,911	7,183	4,862
Electrical	937	943	2,893	2,911
Total depreciation and amortization	$9,601	$7,969	$25,852	$23,486

Operating income (loss)
Electronics	$20,362	$17,186	$52,284	$43,075
Automotive	11,135	7,018	29,531	23,489
Electrical	6,687	8,235	18,801	23,795
Other(1)	(625)	(1,508)	(3,558)	(1,508)
Total operating income	37,559	30,931	97,058	88,851
Interest expense	939	454	1,959	1,298
Impairment, loan loss and equity in net loss or unconsolidated affiliate (2)	—	1,965	10,678	3,523
Foreign exchange (gain) loss	1,476	834	(1,929)	1,903
Other (income) expense, net	(1,380)	(1,350)	(3,543)	(3,025)
Income before income taxes(3)	$36,524	$29,028	$89,893	$85,202

(1) “Other” consists of acquisition related costs. (2) During the first quarter of 2013, the company recorded approximately $10.7 million related to the impairment of its investment in Shocking Technologies (See Note 6). (3) 2012 Income before income taxes has been restated to reflect the company’s retroactive equity losses from Shocking Technologies. (See Note 2).

The company’s significant net sales by country for the three and nine months ended September 28, 2013 and September 29, 2012 are summarized as follows (in thousands):

	For the Three Months Ended(a)		For the Nine Months Ended(a)
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

United States	$76,183	$56,043	$202,731	$170,653
China	43,644	39,282	114,952	107,409
Other countries	81,213	77,363	242,041	231,057
Total	$201,040	$172,688	$559,724	$509,119

(a) Sales by country represent sales to customer or distributor locations.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

12. Business Unit Segment Information, continued

The company’s significant long-lived assets by country as of September 28, 2013 and December 29, 2012 are summarized as follows (in thousands):

	Long-lived assets(b)
	September 28, 2013	December 29, 2012

United States	$28,445	$14,433
China	42,787	41,504
Canada	14,962	13,839
Other countries	59,906	51,135
Total	$146,100	$120,911

(b) Long-lived assets consist of net property, plant and equipment.

13. Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table sets forth the changes in the components of AOCI by component (in thousands):

AOCI component	Balance at December 29, 2012	Other comprehensive income (loss) activity	Balance at September 28, 2013

Pension liability adjustment(a)	$(20,879)	$(349)	$(21,228)
Unrealized gain on investments(b)	7,867	546	8,413
Foreign currency translation adjustment	29,560	(2,998)	26,562
Total	$16,548		$13,747

(a) Balances are net of tax of $12,017 and $11,819 for 2013 and 2012, respectively.

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

Electrical Segment

The Electrical segment derives its revenues from power fuses, protection relays and custom products selling primarily into the industrial, mining, solar and oil and gas markets. The power fuse business continues to perform well with sales growing in the high single digits or better for six consecutive quarters. Custom products sales, after several years of strong growth, have declined due to several large Canadian potash mining projects nearing completion. The company intends to expand this business by moving into new markets such as non-potash mining and oil and gas. Protection relay sales have also slowed due to the general slowdown in the global mining market.

The following table is a summary of the company’s net sales by business unit and geography:

Net Sales by Business Unit and Geography (in thousands, unaudited)

	Third Quarter			Year-to-Date
	2013	2012	% Change	2013	2012	% Change
Business Unit
Electronics	$101,013	$87,779	15%	$271,878	$254,342	7%
Automotive	70,386	51,878	36%	194,319	155,954	25%
Electrical	29,641	33,031	(10)%	93,527	98,823	(5)%

Total	$201,040	$172,688	16%	$559,724	$509,119	10%

	Third Quarter			Year-to-Date
	2013	2012	% Change	2013	2012	% Change
Geography(a)
Americas	$89,682	$75,821	18%	$254,037	$230,754	10%
Europe	35,490	27,316	30%	100,360	82,126	22%
Asia-Pacific	75,868	69,551	9%	205,327	196,239	5%

Total	$201,040	$172,688	16%	$559,724	$509,119	10%

(a) Sales by geography represent sales to customer or distributor locations.

Results of Operations – Third Quarter, 2013 compared to 2012

The following table summarizes the company’s consolidated results of operations for the periods presented. The results include incremental activity from the company’s business acquisitions as described, where applicable, in the below analysis. There were also additional expenses and accounting adjustments during 2013. These include a $2.1 million inventory adjustment for the year-to-date of which $0.4 million was in the current quarter, as described in Note 3, and $1.5 million in acquisition related operating expenses for the year-to date of which $0.3 million was in the current quarter, both related to the Hamlin acquisition. There was also $1.9 million of favorable foreign currency revaluation for the year-to-date primarily related to U.S. dollar gains against the Philippine peso. The impact of foreign currency revaluation for the current quarter was a loss of $1.5 million primarily related to the U.S. dollar weakening against the Philippine peso.

(In thousands, unaudited)	Third Quarter			Year-to-Date
	2013	2012	% Change	2013	2012	% Change
Sales	$201,040	$172,688	16%	$559,724	$509,119	10%
Gross Profit	80,960	68,636	18%	219,123	199,060	10%
Operating expense	43,401	37,705	15%	122,065	110,209	11%
Operating income	37,559	30,931	21%	97,058	88,851	9%
Other (income) expense, net	1,035	1,903	(46%)	7,165	3,649	96%
Income before income taxes	36,524	29,028	26%	89,893	85,202	6%
Net income	$26,990	$22,778	18%	$68,432	$63,304	8%

Net sales increased $28.4 million or 16% to $201.0 million in the third quarter of 2013 compared to $172.7 million in the third quarter of 2012 due primarily to an incremental $22.9 million from business acquisitions and growth in automotive and electronics sales offset by a decline in electrical sales. The company also experienced $0.9 million in favorable currency effects in the third quarter of 2013 primarily from sales denominated in euros. Excluding incremental sales from acquisitions and currency effects, net sales increased $4.5 million or 3% year-over-year.

Electronics sales increased $13.2 million or 15% to $101.0 million in the third quarter of 2013 compared to $87.8 million in the third quarter of 2012 due to incremental sales of $10.1 million from the company’s acquisition of Hamlin. The electronics segment experienced $0.1 million in favorable currency effects in the third quarter of 2013 primarily from sales denominated in euros. Excluding the impact from incremental sales from acquisitions and currency effects, sales increased $3.0 million or 3%.

Automotive sales increased $18.5 million or 36% to $70.4 million in the third quarter of 2013 compared to $51.9 million in the third quarter of 2012 due to an incremental $12.8 million of sales from acquisitions, double-digit growth in passenger vehicle fuses and Accel sensors and modest growth in commercial vehicle products. The automotive segment experienced $1.0 million in favorable currency effects in the third quarter of 2013 primarily due to sales denominated in euros. Excluding incremental sales from acquisitions and currency effects, net sales increased $4.7 million or 9% year-over-year.

Electrical sales decreased $3.4 million or 10% to $29.6 million in the third quarter of 2013 compared to $33.0 million in the third quarter of 2012 due to a decline in custom products selling into the potash mining market. This was partially offset by strong performance of the power fuse business reflecting continued success in the solar, HVAC and lighting markets. The electrical segment experienced $0.2 million in unfavorable currency effects in the third quarter of 2013 primarily from sales denominated in Canadian dollars.

On a geographic basis, sales in the Americas increased $13.9 million or 18% to $89.7 million in the third quarter of 2013 compared to $75.8 million in the third quarter of 2012 mainly due to incremental sales of $11.6 million from business acquisitions offset slightly by $0.3 million in unfavorable currency effects primarily from sales denominated in Canadian dollars. Excluding acquisition sales and currency effects, the Americas sales increased 3% year-over-year primarily due to an increase in demand for automotive and electronics products partially offset by a decrease in sales of electrical products.

Europe sales increased $8.2 million or 30% to $35.5 million in the third quarter of 2013 compared to $27.3 million in the third quarter of 2012 in part due to incremental sales of $5.0 million from Hamlin and $1.6 million in favorable currency effects. Excluding incremental sales and currency effects, Europe sales increased 6% year-over-year primarily due to increased sales of automotive products.

Asia-Pacific sales increased $6.3 million or 9% to $75.9 million in the third quarter of 2013 compared to $69.6 million in the third quarter of 2012 primarily due to incremental sales from Hamlin of $6.3 million partially offset by $0.4 million in unfavorable currency effects primarily from sales denominated in Japanese yen. Excluding incremental sales from Hamlin and currency effects, net sales increased $0.4 million or 1% year-over-year.

Gross profit was $81.0 million or 40% of net sales for the third quarter of 2013 compared to $68.6 million or 40% of net sales in the same quarter last year. Gross profit for the third quarter of 2013 included a $0.4 million non-cash charge to cost of goods sold for inventory that was stepped-up to fair value as a result of the Hamlin acquisition.

Total operating expense was $43.4 million or 22% of net sales for the third quarter of 2013 compared to $37.7 million or 22% of net sales for the same quarter in 2012. The increase in operating expenses primarily reflects incremental operating expenses of $4.3 million from business acquisitions.

Operating income for the third quarter of 2013 was approximately $37.6 million compared to operating income of $30.9 million for the same quarter in 2012 primarily due to higher sales partially offset by slightly higher operating expenses as described above.

Interest expense was $0.9 million in the third quarter of 2013 compared to $0.5 million in the third quarter of 2012 due to higher debt levels resulting from acquisition financing.

Impairment, loan loss and equity losses from the investment in and loan to Shocking Technologies was $0.0 million in the third quarter of 2013 compared to $2.0 million in the third quarter of 2012. The company fully impaired its investment and loan receivable in Shocking during the first quarter of 2013 as described in Note 6.

Foreign exchange (gain) loss, reflecting net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide, was approximately $1.5 million of expense for the third quarter of 2013 and $0.8 million of expense for the third quarter of 2012 and primarily reflects fluctuations in the Philippine peso against the U.S. dollar.

Other (income) expense, net, consisting of interest income, royalties and non-operating income was approximately $1.4 million of income for the third quarter of 2013 compared to $1.4 million of income in the third quarter of 2012.

Income before income taxes was $36.5 million for the third quarter of 2013 compared to income before income taxes of $29.0 million for the third quarter of 2012. Income tax expense was $9.5 million with an effective tax rate of 26.1% for the third quarter of 2013 compared to income tax expense of $6.3 million with an effective tax rate of 21.5% in the third quarter of 2012. The effective tax rates for both the third quarter of 2013 and 2012 are lower than the U.S. statutory tax rate primarily due to income earned in countries with lower tax rates than the U.S.

Net income for the third quarter of 2013 was $27.0 million or $1.19 per diluted share compared to net income of $22.8 million or $1.03 per diluted share for the same quarter of 2012.

Results of Operations – Nine Months, 2013 compared to 2012

Net sales increased $50.6 million or 10% to $559.7 million for the first nine months of 2013 compared to $509.1 million in the first nine months of 2012 due primarily to an incremental $43.1 million from business acquisitions. The company also experienced $0.8 million in favorable foreign currency effects in the first nine months of 2013 as compared to 2012. The favorable foreign currency impact primarily resulted from sales denominated in euros partially offset by the unfavorable impact of the Japanese yen. Excluding incremental sales from acquisitions and currency effects, net sales increased $6.7 million or 1% year-over-year.

Electronics sales increased $17.5 million or 7% to $271.9 million in the first nine months of 2013 compared to $254.3 million in the first nine months of 2012 due primarily to incremental sales of $13.5 million from the Hamlin business acquisition. The electronics segment experienced $0.3 million in unfavorable currency effects in the first nine months of 2013 primarily from sales denominated in Japanese yen. Excluding incremental sales from Hamlin and currency effects, net sales increased $4.3 million or 2% year-over-year as strength in the automotive fuse business more than offset a modest decline in the commercial vehicle products business.

Automotive sales increased $38.4 million or 25% to $194.3 million in the first nine months of 2013 compared to $156.0 million in the first nine months of 2012 due primarily to an incremental $29.6 million from business acquisitions and growth in the passenger vehicle business. The automotive segment experienced $1.6 million in favorable currency effects in the first nine months of 2013 primarily due to sales denominated in euros. Excluding incremental sales from acquisitions and currency effects, net sales increased $7.2 million or 5% year-over-year.

Electrical sales decreased $5.3 million or 5% to $93.5 million in the first nine months of 2013 compared to $98.8 million in the first nine months of 2012 due primarily to slowing demand for custom products as a result of a slow-down in the potash mining industry. This was offset by growth in power fuses primarily reflecting increased sales into the solar, HVAC and lighting markets. The electrical segment experienced $0.5 million in unfavorable currency effects in the first nine months of 2013 primarily from sales denominated in Canadian dollars.

On a geographic basis, sales in the Americas increased $23.3 million or 10% to $254.0 million in the first nine months of 2013 compared to $230.8 million in the first nine months of 2012 due to incremental sales from business acquisitions of $18.5 million and increased sales of power fuses, offset by weaker custom product sales and $0.6 million in unfavorable currency effects from sales denominated in Canadian dollars. Excluding incremental sales from acquisitions and currency effects, net sales increased $5.4 million or 2% year-over-year.

Europe sales increased $18.2 million or 22% to $100.4 million in the first nine months of 2013 compared to $82.1 million in the first nine months of 2012 mainly due to incremental sales of $16.0 million from business acquisitions $2.3 million in favorable currency effects from the euro. Excluding incremental sales and currency effects, Europe sales were flat year-over-year primarily due to an increase in sales of electronics and automotive products offset by a decrease in electrical sales.

Asia-Pacific sales increased $9.1 million or 5% to $205.3 million in the first nine months of 2013 compared to $196.2 million in the first nine months of 2012 primarily due to incremental sales from Hamlin of $8.6 million and higher demand for automotive products offset by lower electronics and electrical sales and $0.9 million in unfavorable currency effects primarily from sales denominated in Japanese yen. Excluding incremental sales from Hamlin and currency effects, net sales increased $1.4 million or 1% year-over-year.

Gross profit was $219.1 million or 39% of net sales for the first nine months of 2013 compared to $199.0 million or 39% of net sales in the first nine months of last year. Gross profit for the first nine months of 2013 was negatively impacted by $2.1 million which was the additional cost of goods sold for Hamlin inventory which had been stepped-up to fair value at the acquisition date as required by purchase accounting rules. Excluding the impact of this adjustment, gross profit was $217.0 million or 39% of net sales for the first nine months of 2013.

Total operating expense was $122.1 million or 22% of net sales for the first nine months of 2013 compared to $110.2 million or 22% of net sales for the first nine months in 2012. The increase in operating expenses primarily reflects incremental operating expenses of $8.5 million from business acquisitions.

Operating income for the first nine months of 2013 was $97.1 million compared to operating income of $88.9 million for the first nine months in 2012 primarily due to higher sales partially offset by slightly higher operating expenses as described above.

Interest expense was $2.0 million for the first nine months of 2013 and $1.3 million the first nine months of 2012 due to higher debt levels resulting from acquisition financing.,

Impairment, loan loss and equity losses from the investment in and loan to Shocking Technologies was $10.7 million in the first nine months of 2013 compared to $3.5 million in the first nine months of 2012. The company fully impaired its investment and loan receivable in Shocking during the first quarter of 2013 as described in Note 6.

Foreign exchange (gain) loss, reflecting net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide, was approximately $1.9 million of income for the first nine months of 2013 and $1.9 million of expense for the first nine months of 2012 and primarily reflects fluctuations in the Philippine peso against the U.S. dollar.

Other (income) expense, net, consisting of interest income, royalties and non-operating income was approximately $3.5 million of income for the first nine months of 2013 compared to $3.1 million of income in the first nine months of 2012.

Income before income taxes was $89.9 million for the first nine months of 2013 compared to income before income taxes of $85.2 million for the first nine months of 2012. Income tax expense was $21.5 million with an effective tax rate of 23.9% for the first nine months of 2013 compared to income tax expense of $21.9 million with an effective tax rate of 25.7% in the first nine months of 2012. The effective tax rates for both the first nine months of 2013 and 2012 are lower than the U.S. statutory tax rate primarily due to income earned in countries with lower tax rates than the U.S.

Net income for the first nine months of 2013 was $68.4 million or $3.04 per diluted share compared to net income of $63.3 million or $2.87 per diluted share for the same nine months of 2012.

Liquidity and Capital Resources

As of September 28, 2013, $282.6 million of the $292.9 million of the company’s cash and cash equivalents was held by foreign subsidiaries. Of the $282.6 million held by foreign subsidiaries, approximately $16.7 million could be repatriated with minimal tax consequences. The company expects to maintain its foreign cash balances (other than the aforementioned $16.7 million) for local operating requirements, to provide funds for future capital expenditures and for potential acquisitions. The company does not expect to repatriate these funds to the U.S.

The company historically has financed capital expenditures through cash flows from operations. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the company’s operations and its debt obligations for the foreseeable future.

Revolving Credit Facilities

On May 31, 2013, the company entered into a new credit agreement with J.P. Morgan Securities LLC for up to $325.0 million which consists of a revolving credit facility of $225.0 million and an unsecured term loan of $100.0 million. The new credit agreement is for a five year period. At September 28, 2013, the company had available $95.9 million of borrowing capacity under the revolving credit agreement at an interest rate of LIBOR plus 1.25% (1.43% as of September 28, 2013). The credit agreement replaced the company’s previous credit agreement dated June 13, 2011. This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At September 28, 2013, the company was in compliance with all covenants under the revolving credit facility.

The company also had $0.8 million outstanding in letters of credit at September 28, 2013. No amounts were drawn under these letters of credit at September 28, 2013.

Cash Flow

The company started 2013 with $235.4 million of cash and cash equivalents. Net cash provided by operating activities was approximately $85.8 million for the first nine months of 2013 reflecting $68.4 million in net income and $42.0 million in non-cash adjustments (primarily $10.7 million in impairment charges and $25.9 million in depreciation and amortization) offset by $24.7 million in net changes to various operating assets and liabilities.

Changes in operating assets and liabilities for the first nine months of 2013 (including short-term and long-term items) that impacted cash flows negatively consisted of increases in accounts receivables ($16.3 million) and inventories ($4.5 million) and decreases in accrued expenses (including post-retirement) ($11.7 million) and accrued taxes ($5.5 million). The increase in accounts receivables was due to increased sales. The decrease in accrued expenses was due primarily to a $5.0 million pension contribution made during the first quarter. Changes that had a positive impact on cash flows were decreases in prepaid expenses and other ($1.3 million), accounts payable ($6.7 million) and an increase in accrued payroll ($5.5 million).

Net cash used in investing activities was approximately $178.6 million and included $145.0 million for the Hamlin acquisition, $25.3 million in capital spending, and $8.5 million in purchases of short-term investments.

Net cash provided by financing activities was approximately $153.0 million and included $144.5 million in net proceeds from borrowing and $23.1 million from the exercise of stock options, including tax benefits, partially offset by cash dividends paid of $13.8 million. The effects of exchange rate changes decreased cash and cash equivalents by approximately $2.6 million. The net cash provided by operating activities combined with the effects of exchange rate changes less net cash used in investing and financing activities resulted in a $57.5 million increase in cash, which left the company with a cash and cash equivalents balance of $292.9 million at September 28, 2013.

The ratio of current assets to current liabilities was 2.5 at the end of the third quarter of 2013 compared to 2.9 at year-end 2012 and 2.7 at the end of the third quarter of 2012. Days sales outstanding in accounts receivable was approximately 57 days at the end of the third quarter of 2013 (excluding Hamlin) compared to 58 days at the end of the third quarter of 2012 and 58 days at year-end 2012. Days inventory outstanding was approximately 69 days at the end of the third quarter of 2013 (excluding Hamlin) compared to 69 days at the year-end 2012 and 71 days at end of the third quarter of 2012.

Outlook

Despite ongoing uncertainty in the global economy, the company’s order rates continue to be solid except for relays and custom products which are being affected by weakness in the mining market. Automotive end markets are showing slow, steady improvement, while the company’s other major markets continue to be relatively flat. However, the company has seen strength in certain niche markets such as LED lighting and solar. The company believes inventories at electronic distributors are at appropriate levels heading into the typically slower fourth quarter and, as a result, expects normal fourth quarter seasonality. Including the Hamlin acquisition, the company expects fourth quarter sales to be in the range of $185 to $195 million and fourth quarter earnings to be in the range of $0.97 to $1.12 per diluted share.

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

Interest Rates

The company had $228.5 million in debt outstanding at September 28, 2013. This consisted of $128.5 million under revolving credit facilities at variable interest rates and $100.0 million term loan at a rate of 1.43%. While 100% of this debt has variable interest rates, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in the U.S., Mexico, Canada, Denmark, China, Lithuania and the Philippines. During the first nine months of 2013, sales to customers outside the U.S. were 63.8% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan or Taiwanese dollars.

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

Commodity Prices

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper, zinc, gold, and silver where at current prices and volumes, a 10% price change would affect annual pre-tax profit by approximately $2.1 million for copper, $0.7 million for zinc, $0.3 million for gold, and $0.6 million for silver. From time to time, the company has utilized derivative instruments to hedge certain commodity exposures deemed to be material.

Item 4. Controls and Procedures.

As of September 28, 2013, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the company and its consolidated subsidiaries has been made known to them by the employees of the company and its consolidated subsidiaries during the period preceding the filing of this Quarterly Report on Form 10-Q and that such information is accurately recorded, processed, summarized and reported within the time periods specified in SEC rules. There were no significant changes in the company’s internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the company’s internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the company’s Chief Executive Officer and Chief Financial Officer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2013 to April 30, 2014. The company did not repurchase any shares of its common stock during the first nine months of fiscal 2013 and 1,000,000 shares may yet be purchased under the previous authorization as of September 28, 2013. The company withheld 32,671 shares of stock in lieu of withholding taxes on behalf of employees who became vested in restricted stock option grants during the first nine months of 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

Date: November 1, 2013	By:	/s/ Philip G. Franklin
Philip G. Franklin Vice President, Operations Support, and Chief Financial Officer (As duly authorized officer and as the principal financial and accounting officer)