Form 10-Q/A
period 2013-03-30
LITTELFUSE INC /DE
filed 2014-02-18
CIK 889331

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

EXPLANATORY NOTE

Littelfuse, Inc. (“we” or the “company”) is filing this report on Form 10-Q/A because the Audit Committee of the Board of Directors (the “Committee”) approved, on February 4, 2014, management’s recommendation that the company’s previously issued financial statements included in the company’s quarterly report on form 10-Q for the fiscal quarter ended March 30, 2013, and filed on May 3, 2013 (“Original Form 10-Q”), should no longer be relied upon because of an error resulting from the treatment of tax deductions related to the company’s write-off of its investment in Shocking Technologies, Inc. The tax deductions were determined to be a capital loss for tax purposes, instead of an ordinary loss as the company had previously determined in consultation with a third party expert. The impact of correcting this error is to record a charge to income tax expense of $3.3 million relating to the company’s first fiscal quarter ended March 30, 2013. As a result, the income tax expense recorded by the company in the first quarter of fiscal 2013 was understated by $3.3 million, producing an overstatement of net income of $3.3 million. The error was discovered in connection with the annual audit of the company for its fiscal year ended December 28, 2013.

On February 4, 2014, the Committee approved management’s recommendation that the company restate its financial statements for the three months ended March 30, 2013, by filing on this Form 10-Q/A an amendment to the Original Form 10-Q. Prior to the February 4, 2014, determination, management and the Audit Committee discussed these matters with Ernst & Young LLP, the company’s independent registered public accounting firm. The company filed an Item 4.02 current report on Form 8-K on February 5, 2014, relating to this matter.

The company believes the restatement constitutes a material weakness and that its disclosure controls and procedures were not effective as of the end of the period covered by the Original Form 10-Q. Management has commenced steps to remediate the material weakness associated with the income tax valuation allowance misstatement. For more information on the material weakness and our remediation efforts, please see “Item 4 – Controls and Procedures” of this Form 10-Q/A.

This report on Form 10-Q/A restates in its entirety the Original Form 10-Q. The following sections of the Original Form 10-Q have been restated:

(1)	Item 1 of Part I, Financial Statements,
(2)	Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and
(3)	Item 4 of Part I, Controls and Procedures.

Specifically the following sections have been restated or added:

(1)	Condensed Consolidated Balance Sheets,
(2)	Consolidated Statements of Net Income,
(3)	Consolidated Statements of Comprehensive Income
(4)	Consolidated Statements of Cash Flows,
(5)	Note 1. Basis of Presentation
(6)	Note 9. Earnings Per Share
(7)	Note 11. Income Taxes
(8)	Note 15. Subsequent Event, and
(9)	Note 16. Restatement.

The company has also restated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32.1, and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected.

For more information about the restatement and the related disclosure controls and procedures matters, please see Littelfuse’s Current Report on Form 8-K (Item 4.02) filed on February 5, 2014.

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

LITTELFUSE, INC.

Condensed Consolidated Balance Sheets

(In thousands of USD, except share amounts)

	March 30, 2013	December 29, 2012
	(Unaudited, restated)
Assets
Current assets:
Cash and cash equivalents	$246,895	$235,404
Short-term investments	8,344	—
Accounts receivable, less allowances	107,044	100,559
Inventories	71,372	75,580
Deferred income taxes	10,874	11,890
Prepaid expenses and other current assets	15,857	16,532
Assets held for sale	5,500	5,500
Total current assets	465,886	445,465
Property, plant and equipment:
Land	6,328	6,243
Buildings	55,159	54,559
Equipment	309,975	304,954
	371,462	365,756
Accumulated depreciation	(251,162)	(244,845)
Net property, plant and equipment	120,300	120,911
Intangible assets, net of amortization:
Patents, licenses and software	10,521	11,144
Distribution network	18,243	18,964
Customer lists, trademarks and tradenames	17,738	18,704
Goodwill	131,850	133,592
Investment in unconsolidated affiliate	—	8,666
Other investments	11,572	10,327
Deferred income taxes	9,826	8,090
Other assets	1,878	1,865

Total assets	$787,814	$777,728

Liabilities and Equity
Current liabilities:
Accounts payable	$29,582	$27,226
Accrued payroll	13,374	20,540
Accrued expenses	9,703	11,062
Accrued severance	776	1,033
Accrued income taxes	11,502	11,559
Current portion of long-term debt	94,000	84,000
Total current liabilities	158,937	155,420
Accrued post-retirement benefits	17,692	22,338
Other long-term liabilities	13,820	12,412
Total equity	597,365	587,558

Total liabilities and equity	$787,814	$777,728

Common shares issued and outstanding of 22,145,423 and 22,029,446, at March 30, 2013, and December 29, 2012, respectively.

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Net Income

(In thousands of USD, except per share amounts, unaudited)

	For the Three Months Ended
	March 30, 2013	March 31, 2012
	(Restated)

Net sales	$170,918	$160,578

Cost of sales	106,312	99,716

Gross profit	64,606	60,862

Selling, general and administrative expenses	29,202	28,409
Research and development expenses	5,715	5,161
Amortization of intangibles	1,572	1,468
	36,489	35,038

Operating income	28,117	25,824

Interest expense	376	423
Impairment and equity in net loss of unconsolidated affiliate	10,678	525
Other (income) expense, net	(909)	101

Income before income taxes	17,972	24,775
Income taxes	6,484	7,212

Net income	$11,488	$17,563

Net income per share (see note 9):
Basic	$0.52	$0.81
Diluted	$0.51	$0.80

Weighted average shares and equivalent shares outstanding:
Basic	22,095	21,608
Diluted	22,366	21,929

Cash dividends paid per common share	$0.20	$0.18

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Comprehensive Income

(In thousands of USD, unaudited)

	For the Three Months Ended
	March 30, 2013	March 31, 2012
	(Restated)

Net income	$11,488	$17,563
Other comprehensive income (loss):
Pension liability adjustments (net of tax of $103 and $45, respectively)	(194)	(66)
Unrealized gain on investments	1,618	1,812
Foreign currency translation adjustments	(5,250)	7,396
Comprehensive income	$7,662	$26,705

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Cash Flows

(In thousands of USD, unaudited)

	For the Three Months Ended
	March 30, 2013	March 31, 2012
	(Restated)
Operating activities:
Net income	$11,488	$17,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,232	6,481
Amortization of intangibles	1,572	1,468
Stock-based compensation	1,779	1,365
Non-cash inventory charge	—	205
Excess tax benefit on share-based compensation	(467)	(475)
(Gain) loss on sale of assets	(24)	7
Impairment and equity in net loss of unconsolidated affiliate	10,678	525
Changes in operating assets and liabilities:
Accounts receivable	(9,745)	(14,017)
Inventories	3,632	(1,713)
Accounts payable	2,452	8,552
Accrued expenses (including post-retirement)	(4,619)	(5,543)
Accrued payroll and severance	(7,319)	(7,728)
Accrued taxes	(640)	1,275
Prepaid expenses and other	1,026	(101)
Net cash provided by operating activities	16,045	7,864

Investing activities:
Purchases of property, plant, and equipment	(5,453)	(3,244)
Purchase of short-term investments	(8,478)	(4,616)
Proceeds from sale of assets	9	21
Net cash used in investing activities	(13,922)	(7,839)

FINANCING activities:
Proceeds from revolving credit facility	15,000	17,000
Payments of revolving credit facility	(5,000)	(5,500)
Cash dividends paid	(4,410)	(3,888)
Proceeds from exercise of stock options	5,283	4,217
Excess tax benefit on share-based compensation	467	475
Net cash provided by financing activities	11,340	12,304

Effect of exchange rate changes on cash and cash equivalents	(1,972)	2,347

Increase in cash and cash equivalents	11,491	14,676
Cash and cash equivalents at beginning of period	235,404	164,016
Cash and cash equivalents at end of period	$246,895	$178,692

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

Restatement of Financial Statements

We account for the correction of an error in our previously issued financial statements in accordance with the provisions of ASC Topic 250, Accounting Changes and Error Corrections. In accordance with the disclosure provisions of ASC Topic 250, when financial statements are restated to correct an error, an entity is required to disclose that its previously issued financial statements have been restated along with a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings or other appropriate component of equity or net assets in the statement of financial position, as of the beginning of the earliest period presented. See Note 16.

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

The following table presents assets measured at fair value by classification within the fair value hierarchy as of March 30, 2013 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$11,572	$-	$-	$11,572
Total	$11,572	$-	$-	$11,572

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 29, 2012 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$10,327	$—	$—	$10,327
Investment in unconsolidated affiliate	—	—	8,666	8,666
Total	$10,327	$—	$8,666	$18,993

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

The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock or the two-class method. The company has determined the two-class method to be the more dilutive. As such, the earnings allocated to common stock shareholders in the basic earnings per share calculation is adjusted for the reallocation of

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

9. Earnings Per Share, continued

undistributed earnings to participating securities to arrive at the earnings allocated to common stock shareholders for calculating the diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method.

	For the Three Months Ended
(in thousands except per share amounts)	March 30, 2013	March 31, 2012
	(Restated)

Net income as reported	$11,488	$17,563
Less: Distributed earnings available to participating securities	(9)	(6)
Less: Undistributed earnings available to participating securities	(7)	(43)
Numerator for basic earnings per share —
Undistributed and distributed earnings available to common shareholders	$11,472	$17,514
Add: Undistributed earnings allocated to participating securities	7	44
Less: Undistributed earnings reallocated to participating securities	(6)	(44)
Numerator for diluted earnings per share —
Undistributed and distributed earnings available to common shareholders	$11,473	$17,514
Denominator for basic earnings per share —
Weighted-average shares	22,095	21,608
Effect of dilutive securities:
Common stock equivalents	271	321
Denominator for diluted earnings per share —
Adjusted for weighted-average shares & assumed conversions	22,366	21,929
Basic earnings per share	$0.52	$0.81
Diluted earnings per share	$0.51	$0.80

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

A summary of activity of this liability at December 29, 2012, and for the three months ended March 30, 2013 is as follows:

Littelfuse restructuring (in thousands)
Balance at December 29, 2012	$645
Additions	13
Payments	(129)
Exchange rate impact	(6)
Balance at March 30, 2013	$523

Additional costs recorded that are not related to the initial restructuring plans discussed above were $0.1 million and $0.5 million for the quarter ended March 30, 2013 and year ended December 29, 2012, respectively

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

11. Income Taxes (Restated)

The effective tax rate for the first quarter of 2013 was 36.1% compared to an effective tax rate of 29.3% in the first quarter of 2012. The effective tax rates for both the first quarter of 2013 (which includes incremental income tax expense of $3.3 million relating to the Shocking Technologies impairment loss as discussed further in Note 16 - Restatement) and 2012 are lower than the U.S. statutory tax rate primarily due to the result of more income earned in low tax jurisdictions.

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

15. Subsequent Event

On April 15, 2013, the company announced it had signed a definitive agreement to acquire Hamlin, Inc. from Key Safety Systems for $145.0 million in a cash transaction. Hamlin is dedicated to providing sensor technology to the automotive industry as well as the electronics and industrial markets. The company completed the transaction on May 31, 2013.

16. Restatement

The restatement is to correct an error in the previously-filed interim financial statements and has the effect of both increasing the company’s reported income tax expense and reducing the company’s reported net income, for the three months ended March 30, 2013, by $3.3 million. The restatement relates to a tax deduction previously recorded in error related to the company’s investment in Shocking Technologies, Inc.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

16. Restatement, continued

The following table presents previously reported and restated balances of affected line items in the Condensed Consolidated Balance Sheets as of March 30, 2013, Consolidated Statements of Income for the three months ended March 30, 2013, Consolidated Statements of Comprehensive Income for the three months ended March 30, 2013 and Consolidated Statements of Cash Flows for the three months ended March 30, 2013.

(In thousands)	For the Three months Ended March 30, 2013
	As Reported	Adjustment	As Restated
Consolidated Balance Sheets:
Accrued income taxes	$8,196	$3,306	$11,502
Total current liabilities	155,631	3,306	158,937
Total equity	600,671	(3,306)	597,365

Consolidated Statements of Income:
Income taxes	$3,178	$3,306	$6,484
Net income	14,794	(3,306)	11,488
Net income per share:
Basic	$0.67	$(0.15)	$0.52
Diluted	$0.66	$(0.15)	$0.51

Consolidated Statements of Comprehensive Income:
Net income	$14,794	$(3,306)	$11,488
Comprehensive income	10,968	(3,306)	7,662

Consolidated Statements of Cash Flows:
Net income	$14,794	$(3,306)	$11,488
Accrued taxes	(3,946)	3,306	(640)

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

Income before income taxes was $18.0 million for the first quarter of 2013 compared to income before income taxes of $24.8 million for the first quarter of 2012. Income tax expense was $6.5 million with an effective tax rate of 36.1% for the first quarter of 2013 compared to income tax expense of $7.2 million with an effective tax rate of 29.1% in the first quarter of 2012. The effective tax rates for both the first quarter of 2013 (which includes incremental income tax expense of $3.3 million relating to the Shocking Technologies impairment loss as discussed further in Item 1, Note 16 - Restatement) and 2012 are lower than the U.S. statutory tax rate primarily due to the result of more income earned in low tax jurisdictions.

Net income for the first quarter of 2013 was $11.5 million or $0.51 per diluted share compared to net income of $17.6 million or $0.80 per diluted share for the same quarter of 2012.

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

Cash Flow

The company started 2013 with $235.4 million of cash and cash equivalents. Net cash provided by operating activities was approximately $16.0 million for the first three months of 2013 reflecting $11.5 million in net income and $19.8 million in non-cash adjustments (primarily $10.7 million in impairment charges and $7.8 million in depreciation and amortization) offset by $15.2 million in net changes to various operating assets and liabilities.

Changes in operating assets and liabilities for the first three months of 2013 (including short-term and long-term items) that impacted cash flows negatively consisted of increases in accounts receivables ($9.7 million) and decreases in accrued payroll and severance ($7.3 million), accrued expenses (including post-retirement) ($4.6 million) and accrued taxes ($0.6 million). The increase in accounts receivables was due to increased sales in the first quarter. The decrease in accrued payroll and severance was due primarily to payouts for the 2012 management incentive plan which occurred in the first quarter. The decrease in accrued expenses was due primarily to a $5.0 million pension contribution made during the first quarter. Changes that had a positive impact on cash flows were decreases in inventories ($3.6 million) and prepaid expenses and other ($1.0 million) and increases in accounts payable ($2.4 million).

Net cash used in investing activities was approximately $13.9 million and included $5.4 million in capital spending, and $8.5 million in expenditures for short-term investments.

Net cash provided by financing activities was approximately $11.3 million and included $10.0 million in net proceeds from borrowing and $5.8 million from the exercise of stock options, including tax benefits, partially offset by cash dividends paid of $4.4 million. The effects of exchange rate changes decreased cash and cash equivalents by approximately $2.0 million. The net cash provided by operating activities combined with the effects of exchange rate changes less net cash used in investing and financing activities resulted in an $11.5 million increase in cash, which left the company with a cash and cash equivalents balance of $246.9 million at March 30, 2013.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

With the participation of our management, including the company’s principal executive officer and principal financial officer, the company has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based upon (1) that evaluation, (2) the fact that the company’s previously issued financial statements included in the company’s quarterly report on Form 10-Q for the first fiscal quarter of 2013 should no longer be relied upon because of errors in those financial statements and (3) the fact that the company would restate those financial statements to make the necessary accounting adjustments, the company’s principal executive officer and principal financial officer concluded that the company’s disclosure controls and procedures were not effective as of the end of the period ended March 30, 2013.

The errors resulted from the treatment of tax deductions related to the company's write-off of its investment in Shocking Technologies, Inc. The tax deductions were determined to be a capital loss for tax purposes, instead of an ordinary loss as the company had previously determined in consultation with a third party expert.

Material Weakness and Related Remediation Initiatives

On February 4, 2014, the company concluded there was a material weakness in internal control over financial reporting as defined in Rule 13a-15(f) as it relates to deferred tax valuation allowance accounting at March 30, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statement will not be prevented or detected on a timely basis.

The material weakness in internal control over financial reporting relates to the company’s evaluation of the income tax considerations, including deferred tax valuation allowances relating to the write-off of its investment in Shocking Technologies, Inc. during the first quarter of 2013. Management has commenced steps to remediate the material weakness associated with this misstatement and has begun the process of implementing an enhanced process to review and approve the income tax accounting treatment for any material items that are of an unusual or complex nature. In accordance with the company’s internal control over financial reporting compliance program, however, the material weakness designation cannot be remediated fully until the remediation processes have been operational for a period of time and successfully tested. Such remediation is not anticipated to be complete until later in 2014.

Changes in Internal Control Over Financial Reporting

Except as has been described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Reference is made to Exhibits 31.1 and 31.2 for the Certification statements issued by the company’s Chief Executive Officer and Chief Financial Officer, regarding the company’s disclosure controls and procedures, and internal control over financial reporting, as of March 30, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q/A for the quarter ended March 30, 2013, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

Date: February 18, 2014	By	/s/ Philip G. Franklin
Philip G. Franklin Senior Vice President and Chief Financial Officer (As duly authorized officer and as the principal financial and accounting officer)