Form 10-K
period 2013-12-28
LITTELFUSE INC /DE
filed 2014-02-25
CIK 889331

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

	[X]	Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
(Mark one)		for the fiscal year ended December 28, 2013
Or
	[ ]	Transition Report Pursuant to Section 13 or 15(d)
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

773-628-1000

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

The aggregate market value of 22,224,090 shares of voting stock held by non-affiliates of the registrant was approximately $1,658,139,355 based on the last reported sale price of the registrant’s Common Stock as reported on the NASDAQ Global Select MarketSM on June 29, 2013.

As of February 14, 2014, the registrant had outstanding 22,460,247 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Littelfuse, Inc. Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

In the electronics market, the company supplies leading manufacturers such as Alcatel-Lucent, Cisco, Celestica, Delta, Flextronics, Foxconn, Hewlett-Packard, HTC, Huawei, IBM, Intel, Jabil, LG, Motorola, Nokia, Panasonic, Quanta, Samsung, Sanmina-SCI, Seagate, Siemens and Sony. The company is also the leading provider of circuit protection for the automotive industry and the third largest producer of electrical fuses in North America. In the automotive market, the company’s end customers include original equipment manufacturers in North America, Europe and Asia such as BMW, Caterpillar, Chrysler, Daimler Trucks NA, Ford Motor Company, General Motors, Hyundai Group and Volkswagen. The company also supplies wiring harness manufacturers and auto parts suppliers worldwide, including Advance Auto Parts, Continental, Delphi, Lear, Leoni, O’Reilly Auto Parts, Pep Boys, Sumitomo, Valeo and Yazaki. In the electrical market, the company supplies representative customers such as Abbott, Acuity Brands, Dow Chemical, DuPont, GE, General Motors, Heinz, International Paper, John Deere, SMA, First Solar, Samsung, Merck, Poland Springs, Procter & Gamble, Rockwell, United Technologies and 3M. Through the company’s Electrical business, the company supplies industrial ground fault protection in mining and other large industrial operations to customers such as Potash Corporation, Mosaic, Agrium and Cameco. See “Business Environment: Circuit Protection Market.”

The company reports its operations by three segments: Electronics, Automotive, and Electrical. For segment and geographical information and consolidated net sales and operating earnings see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 of the Notes to Consolidated Financial Statements included in this report.

On May 31, 2013, the company acquired 100% of Hamlin, Inc. (“Hamlin”) from Key Safety Systems, for $144.4 million (net of cash acquired). Hamlin is a manufacturer of sensor technology providing standard products and custom solutions for leading global manufacturers in the automotive and electronic industries. The acquisition allows the company to expand its automotive and electronics product offerings in the global sensor market in both the Automotive and Electronics business segments. Hamlin is headquartered in Lake Mills, Wisconsin and has manufacturing, engineering and sales offices in the U.S., Mexico, Europe and Asia. The company funded the acquisition with available cash raised from borrowings on the company’s new credit arrangement (See Note 7 of the Notes to Consolidated Statements included in this report).

Net sales by business unit segment for the periods indicated are as follows (in thousands):

	Fiscal Year
	2013	2012	2011
Electronics	$367,052	$329,466	$354,487
Automotive	267,207	206,222	197,586
Electrical	123,594	132,225	112,882
Total	$757,853	$667,913	$664,955

The company operates in three geographic regions: the Americas, Europe and Asia-Pacific. The company manufactures products and sells to customers in all three regions.

Net sales in the company’s three geographic regions, based upon the shipped to destination, are as follows (in thousands):

	Fiscal Year
	2013	2012	2011
Americas	$342,353	$303,598	$288,592
Europe	136,814	107,512	114,895
Asia-Pacific	278,686	256,803	261,468
Total	$757,853	$667,913	$664,955

The company’s products are sold worldwide through distributors, a direct sales force and manufacturers’ representatives. For the fiscal year ended December 28, 2013, approximately 64% of the company’s net sales were to customers outside the United States, including approximately 20% to China.

The company manufactures many of its products on fully integrated manufacturing and assembly equipment. The company maintains product quality through a Global Quality Management System with most manufacturing sites certified under ISO 9001:2000. In addition, several of the Littelfuse manufacturing sites are also certified under TS 16949 and ISO 14001.

References herein to “2013” or “fiscal 2013” refer to the fiscal year ended December 28, 2013. References herein to “2012” or “fiscal 2012” refer to the fiscal year ended December 29, 2012. References herein to “2011” or “fiscal 2011” refer to the fiscal year ended December 31, 2011.

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

Discrete diodes, diode arrays and protection thyristors are fast switching silicon semiconductor structures. Discrete diodes protect a wide variety of applications from overvoltage transients such as ESD, inductive load switching or lightning, while diode arrays are used primarily as ESD suppressors. Protection thyristors are commonly used to protect telecommunications circuits from overvoltage transients such as those resulting from lightning. Applications include telephones, modems, data transmission lines and alarm systems. The company markets these products under trademarked brand names including TECCOR®, SIDACtor®, Battrax® and SPA®.

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

Magnetic sensing products are used to monitor, sense and measure magnetic fields in a number of applications.  The company’s product offerings include a line of reed switches, reed based sensors and hall effect sensors. Reed switches are non-contact magnetically operated devices that provide an output based on the electrical load during the presence of magnetic field.  They are used in a wide variety of applications including security, medical, fluid monitoring, telephones, fitness equipment, metering, toys, white goods and consumer and industrial controls. Reed switch sensors utilize reed switch technology in various packaging configurations with custom enclosures, terminations and connectors to provide an application specific product as a final assembly.  Key applications include fluid level monitoring, position sensing, fluid flow and proximity sensing. Hall effect sensors utilize hall chip technology to sense magnetic fields to provide ratio metric output based on magnetic fields.  Key applications include motor speed sensing, directional sensing, rotation and linear sensing.

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

The company is a primary supplier of automotive fuses to United States, Asian and European automotive original equipment manufacturers (“OEM”), automotive component parts manufacturers and automotive parts distributors. The company also sells its fuses in the replacement parts market, with its products being sold through merchandisers, discount stores and service stations, as well as under private label by national firms. The company invented and owns U.S. and foreign patents related to blade-type fuses, which is the standard and most commonly used fuse in the automotive industry. The company’s automotive fuse products are marketed under trademarked brand names, including ATO®, MINI®, MAXI®, MIDI®, MEGA®, MasterFuse, JCASE® and CablePro®.

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

The company has expanded into the automotive sensor market with the acquisitions of Accel AB and Hamlin. Additional products in this market include advanced electromechanical sensors and switches.

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

Power fuses are used to protect circuits in various types of industrial equipment and in industrial and commercial buildings. They are rated and listed under one of many Underwriters Laboratories’ fuse classifications. Major applications for power fuses include protection from overload and short-circuit currents in motor branch circuits, heating and cooling systems, control systems, lighting circuits, solar and electrical distribution networks.

The company’s POWR-GARD® product line features the Indicator® series power fuse used in both the OEM and MRO markets. The Indicator® technology provides visual blown-fuse indication at a glance, reducing maintenance and downtime on production equipment. The Indicator® product offering is widely used in motor protection and industrial control panel applications.

Protection relays are used to protect personnel and equipment in mining, oil & gas and industrial environments from excessive currents, over voltages and electrical shock hazards called ground faults. Major applications for protection relays include protection of motor, transformer and power-line distribution circuits. Ground-fault relays are used to protect personnel and equipment in wet environments such as underground mining or water treatment applications where there is a greater risk for electricity to come in contact with water and create a shock hazard.

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

PRODUCT DESIGN AND DEVELOPMENT

The company employs scientific, engineering and other personnel to continually improve its existing product lines and to develop new products at its research and engineering facilities in Champaign and Chicago, Illinois, Boston, Massachusetts, Canada, China, Germany, the Philippines, Taiwan and Mexico. The Product & Development Technology departments maintain a staff of engineers, chemists, material scientists and technicians whose primary responsibility is to design and develop new products.

Proposals for the development of new products are initiated primarily by sales and marketing personnel with input from customers. The entire product development process usually ranges from a few months to 18 months based on the complexity of development, with continuous efforts to reduce the development cycle. During fiscal years 2013, 2012 and 2011, the company expended $24.4 million, $21.2 million and $19.4 million, respectively, on research, product design and development (“R&D”). R&D operations are in Canada, China, Germany, the Philippines, Taiwan and Mexico, as well as the United States.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

The company generally relies on patents, trademarks, licenses and nondisclosure agreements to protect its intellectual property and proprietary products. In cases where it is deemed necessary by management, key employees are required to sign an agreement that they will maintain the confidentiality of the company’s proprietary information and trade secrets.

As of December 28, 2013, the company owned 274 patents in North America, 156 patents in the European Union and 107 patents in other foreign countries. The company also has registered trademark protection for certain of its brand names and logos. The 274 North American patents are in the following product categories: 168 electronics, 59 automotive and 47 electrical. Patents and licenses are amortized over a period of 7-12 years, with a weighted average life of 11.8 years. Distribution networks are amortized over a period of 3-20 years, with a weighted average life of 13.6 years. Trademarks and tradenames are amortized over a period of 5-20 years, with a weighted average life of 13.5 years. The company recorded amortization expense of $9.3 million, $6.1 million and $6.6 million in 2013, 2012 and 2011, respectively, related to amortizable intangible assets.

New products are continually being developed to replace older products. The company regularly applies for patent protection on such new products. Although, in the aggregate, the company’s patents are important in the operation of its businesses, the company believes that the loss by expiration or otherwise of any one patent or group of patents would not materially affect its business.

License royalties amounted to $0.6 million, $0.7 million and $1.0 million for fiscal 2013, 2012 and 2011, respectively, and are included in other expense (income), net on the Consolidated Statements of Net Income.

MANUFACTURING

The company performs the majority of its own fabrication, stamps some of the metal components used in its fuses, holders and switches from raw metal stock and makes its own contacts and springs. In addition, the company fabricates silicon wafers for certain applications and performs its own plating (silver, nickel, zinc, tin and oxides). All thermoplastic molded component requirements used for such products as the ATO®, MINI® and MAXI® fuse product lines are met through the company’s in-house molding capabilities. After components are stamped, molded, plated and readied for assembly, final assembly is accomplished on fully automatic and semi-automatic assembly machines. Quality assurance and operations personnel, using techniques such as statistical process control, perform tests, checks and measurements during the production process to maintain the highest levels of product quality and customer satisfaction.

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

CUSTOMERS

The company sells to over 5,000 customers and distributors worldwide. No single customer accounted for more than 10% of net sales during any of the last three years. During fiscal 2013, 2012 and 2011, net sales to customers outside the United States accounted for approximately 64%, 67% and 66%, respectively, of the company’s total net sales.

COMPETITION

The company’s products compete with similar products of other manufacturers, some of which have substantially greater financial resources than the company. In the electronics market, the company’s competitors include Cooper Industries (a subsidiary of Eaton Corporation plc), Bel Fuse, Bourns, EPCOS, On Semiconductor, STMicroelectronics, Semtech, Vishay and TE Connectivity. In the automotive market, the company’s competitors include Cooper Industries, Pacific Engineering (a private company in Japan) and MTA (a private company in Italy), Wabash, D&R and Sensata. In the electrical market, the company’s major competitors include Cooper Industries and Mersen. The company believes that it competes on the basis of innovative products, the breadth of its product line, the quality and design of its products and the responsiveness of its customer service, in addition to price.

BACKLOG

The backlog of unfilled orders at December 28, 2013 was approximately $83.2 million, compared to $79.2 million at December 29, 2012. Substantially all of the orders currently in backlog are scheduled for delivery in 2014.

EMPLOYEES

As of December 28, 2013, the company employed approximately 7,400 employees worldwide. Approximately 1,300 employees in Mexico and three employees in Germany are covered by collective bargaining agreements. In Mexico the company has two separate collective bargaining agreements, one for 730 employees in Piedras Negras, expiring January 31, 2016 and the second for 572 employees in Matamoros, expiring January 15, 2015.

Approximately 18% of the company's total workforce was employed under collective bargaining agreements at December 28, 2013.  The company has no employees covered by a collective bargaining agreement that will expire within one year of December 28, 2013. The Germany collective bargaining agreement, covering three employees in Essen, expires December 31, 2014.

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

Our revenues may vary significantly from period to period.

Our revenues may vary significantly from one accounting period to another due to a variety of factors including:

●	changes in our customers’ buying decisions;
●	changes in demand for our products;
●	changes in our distributor inventory stocking;
●	our product mix;
●	our effectiveness in managing manufacturing processes;
●	costs and timing of our component purchases;
●	the effectiveness of our inventory control;
●	the degree to which we are able to utilize our available manufacturing capacity;
●	our ability to meet delivery schedules;
●	general economic and industry conditions;
●	local conditions and events that may affect our production volumes, such as labor conditions and political instability; and
●	seasonality of certain product lines.

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

Our operating activities outside the United States contribute significantly to our revenues and earnings. Serving a global customer base and remaining competitive in the global marketplace requires the company to place our production in countries outside the United States, including emerging markets, to capitalize on market opportunities and maintain a cost-efficient structure. In addition, we source a significant amount of raw materials and other components from third-party suppliers in low-cost countries. Our international operating activities are subject to a number of risks generally associated with international operations, including risks relating to the following:

●	general economic conditions;
●	currency fluctuations and exchange restrictions;
●	import and export duties and restrictions;
●	the imposition of tariffs and other import or export barriers;
●	compliance with regulations governing import and export activities;
●	current and changing regulatory requirements;
●	political and economic instability;
●	potentially adverse income tax consequences;
●	transportation delays and interruptions;
●	labor unrest;
●	natural disasters;
●	terrorist activities;
●	public health concerns;
●	difficulties in staffing and managing multi-national operations; and
●	limitations on our ability to enforce legal rights and remedies.

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

The market price of our stock has fluctuated widely. Between December 30, 2012 and December 28, 2013, the closing sale price of our common stock ranged between a low of $61.46 and a high of $94.26, experiencing greater volatility over that time than the broader markets. The volatility of our stock price may be related to any number of factors, such as general economic conditions, industry conditions, analysts’ expectations concerning our results of operations, or the volatility of our revenues as discussed above under “Our Revenues May Vary Significantly from Period to Period.” The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

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

Lapses in disclosure controls and procedures or internal control over financial reporting could materially and adversely affect our operations, profitability or reputation.

We are committed to maintaining high standards of internal control over financial reporting and disclosure controls and procedures. Nevertheless, lapses or deficiencies in disclosure controls and procedures or in our internal control over financial reporting may occur from time to time. On February 5, 2014, we reported that we had reached a determination to restate our previously-filed interim financial statements for the first quarter of 2013 and that our previously-filed interim financial statements for the first quarter of 2013 should not be relied upon. We also reported, in the amendment to our quarterly report on Form 10-Q for the first quarter of 2013, filed on a Form 10-Q/A on February 18, 2014, and in this Form 10-K, management’s determination that a material weakness existed in its internal control over financial reporting at March 30, 2013 and December 28, 2013, respectively. These determinations relate to a material weakness in internal control over financial reporting relating to our evaluation of the income tax considerations, including deferred tax valuation allowances, relating to the write-off of our investment in Shocking Technologies, Inc. during the first quarter of 2013. As a result of the material weakness, management also concluded that both our internal control over financial reporting and disclosure controls and procedures were not effective at March 30, 2013 and December 28, 2013.

Management has commenced steps to remediate the above material weakness associated with this misstatement and has begun the process of implementing an enhanced process to review and approve the income tax accounting treatment for any material items that are of an unusual or complex nature. In accordance with our internal control over financial reporting compliance program, however, the material weakness designation cannot be remediated fully until the remediation processes have been operational for a period of time and successfully tested. Such remediation is not anticipated to be complete until later in 2014.

There can be no assurance that our disclosure controls and procedures will be effective in the future or that a material weakness or significant deficiency in internal control over financial reporting will not again exist. Any such lapses or deficiencies may materially and adversely affect our business and results of operations or financial condition, restrict its ability to access the capital markets, require us to expend significant resources to correct the lapses or deficiencies, expose us to regulatory or legal proceedings, subject us to fines, penalties, judgments or losses not covered by insurance, harm our reputation, or otherwise cause a decline in investor confidence.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

LITTELFUSE FACILITIES

The company’s operations are located in 50 owned or leased facilities worldwide, totaling approximately 2.0 million square feet. The company’s corporate headquarters is located in the U.S. in Chicago, Illinois. The company has North American manufacturing facilities in Saskatoon, Canada, Piedras Negras, Mexico, Melchor Muzquiz, Mexico, Matamoros, Mexico, Lake Mills, Wisconsin and Bellingham, Washington. During 2011, the European headquarters and the primary European distribution center located in Dünsen, Germany was closed and sold in 2012. Manufacturing operations were transferred from Dünsen to Piedras Negras, Mexico. The office and European headquarters were subsequently transferred to Bremen, Germany. The company has manufacturing facilities in Roskilde, Denmark, Kaunas, Lithuania and Arad, Romania. The company has entered into a binding agreement for the future sale of its Des Plaines, Illinois, property which was closed in 2009. The Des Plaines building was demolished in 2010 to facilitate the sale of the underlying property. The Dundalk, Ireland facility, which was also closed in 2009, was sold in 2012.

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

The following table provides certain information concerning the company’s facilities at December 28, 2013, and the use of these facilities during fiscal 2013:

Location	Use	Size (sq. ft.)	Lease/Own	Lease Expiration Date	Primary Product
Chicago, Illinois	Administrative, Engineering, Research and Testing	54,838	Leased	2024	Auto, Electronics and Electrical
Elk Grove Village, Illinois	Engineering and Research	10,000	Leased	2014	Auto and Electronics
Mount Prospect, Illinois	Engineering and Research	23,515	Leased	2018	Auto and Electronics
Champaign, Illinois	Research and Development	13,503	Leased	2025	Auto and Electronics
Lake Mills, Wisconsin	Manufacturing, Administrative, Engineering, Sales and Research and Development	65,000	Leased	2020	Electronics
Campbell, California	Engineering	1,001	Leased	2014	Electronics
Troy, Michigan	Sales	2,224	Leased	2016	Auto
Boston, Massachusetts	Administrative, Engineering, Research and Development	26,000	Leased	2016	Auto
Schertz, Texas	Warehouse and Distribution	32,000	Leased	2014	Auto
Melchor Muzquiz, Mexico	Manufacturing	39,365	Leased	2016	Auto
Bellingham, Washington	Manufacturing	8,000	Leased	2014	Auto
Piedras Negras, Mexico	Administrative / Manufacturing	99,822	Leased	2015	Auto
Piedras Negras, Mexico	Manufacturing	68,088	Leased	2014	Electrical
Piedras Negras, Mexico	Manufacturing	22,381	Leased	2014	Electrical
Piedras Negras, Mexico	Manufacturing	291,860	Owned	—	Auto
Matamoros, Mexico	Manufacturing, Administrative, Engineering, Testing, Distribution and Logistics	106,000	Owned	—	Auto
Eagle Pass, Texas	Distribution	15,400	Leased	2016	Auto, Electronics and Electrical
Saskatoon, Canada	Manufacturing	67,500	Owned	—	Electrical
Calgary, Canada	Sales	1,000	Leased	2017	Electrical
Sao Paulo, Brazil	Sales	3,229	Leased	2014	Electronics and Auto
Manaus, Brazil	Warehouse	2,002	Leased	2014	Electronics and Auto
Roskilde, Denmark	Administrative, Manufacturing, Research and Development and Sales	18,740	Leased	2017	Electrical
Dubai, UAE	Sales	1,356	Leased	2014	Electrical
Swindon, U.K.	Administrative	304	Leased	2014	Electronics
Bremen, Germany	Administrative	13,455	Leased	2016	Auto, Electronics and Electrical
Norwich, U.K.	Engineering	7,964	Leased	2020	Auto

Norwich, U.K.	Research and Development	2,160	Leased	2015	Auto

Essen, Germany	Leased to third party	37,244	Owned	—	—
Essen, Germany	Administrative	3,703	Leased	2014	Auto and Electronic
Amsterdam, Netherlands	Warehouse	21,851	Leased	2014	Auto and Electronic
Trollhättan, Sweden	Sales	3,281	Leased	2015	Auto
Stockholm, Sweden	Sales	150	Leased	2014	Auto
Kaunas, Lithuania	Administrative, Manufacturing, Testing, Research and Engineering	43,239	Owned	—	Auto
Kaunas, Lithuania	Manufacturing	40,516	Leased	2016	Auto
Arad, Romania	Manufacturing	13,073	Leased	2014	Auto
Singapore	Sales and Distribution	1,572	Leased	2015	Electronics
Taipei, Taiwan	Sales	7,876	Leased	2014	Electronics
Seoul, Korea	Sales	3,643	Leased	2014	Auto and Electronics
Lipa City, Philippines	Manufacturing	116,046	Owned	—	Electronics
Lipa City, Philippines	Manufacturing	22,733	Leased	2014	Electronics
Dongguan, China	Manufacturing	264,792	Leased	2023	Electronics
Suzhou, China	Manufacturing	143,458	Owned	—	Auto and Electronics
Suzhou, China	Manufacturing	37,674	Leased	2014	Auto and Electronics
Beijing, China	Sales	452	Leased	2014	Electronics
Shenzhen, China	Sales	3,100	Leased	2015	Electronics
Shanghai, China	Sales	4,774	Leased	2015	Auto and Electronics
Chu-Pei City, Taiwan	Research and Development	5,328	Leased	2015	Electronics
Wuxi, China	Manufacturing	221,429	Owned	—	Electronics
Hong Kong, China	Sales	743	Leased	2014	Auto, Electronics and Electrical
Yokohama, Japan	Sales	3,509	Leased	2015	Auto, Electronics and Electrical

Properties with lease expirations in 2014 renew at various times throughout the year. The company does not anticipate any material impact as a result of such expirations.

ITEM 3. LEGAL PROCEEDINGS.

The company is not a party to any material legal proceedings, other than routine litigation incidental to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of the company’s common stock are traded under the symbol “LFUS” on the NASDAQ Global Select MarketSM. As of February 14, 2014, there were 88 holders of record of the company’s common stock.

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

The Dow Jones Electrical Components and Equipment Industry Group Index includes the common stock of American Superconductor Corp.; Amphenol Corp.; Anaren, Inc.; Arrow Electronics, Inc.; Avnet, Inc.; AVX Corp.; Benchmark Electronics, Inc.; Capstone Turbine Corp.; CTS Corp.; General Cable Corp.; Hubbell Inc. Class B; Jabil Circuit, Inc.; KEMET Corp.; Littelfuse, Inc.; Methode Electronics, Inc.; Park Electrochemical Corp.; Plexus Corp.; Powerwave Technologies, Inc.; Pulse Electronics, Inc.; Regal-Beloit Corp.; Sanmina Corp.; Valence Technology, Inc.; Vicor Corp.; and Vishay Intertechnology, Inc.

In the case of the Russell 2000 Index and the Dow Jones Electrical Components and Equipment Industry Group Index, a $100 investment made on December 31, 2008, and reinvestment of all dividends is assumed. In the case of the company, a $100 investment made on December 31, 2008, is assumed. (The company paid no dividends in 2008 or 2009 but did pay dividends in 2010, 2011, 2012 and 2013.) Returns for the company’s fiscal years presented above are as of the last day of the respective fiscal year which was January 2, 2010, January 1, 2011, December 31, 2011, December 29, 2012 and December 28, 2013 for the fiscal years 2009, 2010, 2011, 2012 and 2013 respectively.

The company expects that its practice of paying quarterly dividends on its common stock will continue although future dividend policy will be determined by the Board of Directors based upon its evaluation of earnings, cash availability and general business prospects. Currently, there are restrictions on the payment of dividends contained in the company’s credit agreements that relate to the maintenance of a minimum net worth and certain financial ratios. However, the company expects to continue paying cash dividends on a quarterly basis for the foreseeable future.

The Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2013 to April 30, 2014. The company did not repurchase any shares during 2013 and 1,000,000 shares remain available for purchase under the initial program as of December 28, 2013.

The company withheld 32,671 shares of stock in lieu of withholding taxes on behalf of employees who became vested in restricted share units during fiscal 2013 during the period March 31, 2013 to April 27, 2013. Shares withheld are classified as Treasury stock on the Consolidated Balance Sheet.

The table below provides information with respect to the company’s quarterly stock prices and cash dividends declared and paid for each quarter during fiscal 2013 and 2012:

	2013				2012
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$94.26	$83.40	$75.46	$68.85	$61.23	$58.26	$64.86	$62.70
Low	74.43	73.77	63.14	61.46	51.93	50.50	55.05	43.81
Close	92.67	78.36	74.61	67.85	59.97	56.54	56.89	62.70
Dividends	0.22	0.22	0.20	0.20	0.20	0.20	0.18	0.18

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

	2013	2012	2011	2010	2009
Net sales	$757,853	$667,913	$664,955	$608,021	$430,147
Gross profit	296,232	258,467	256,694	233,872	125,361
Operating income	129,881	106,870	113,904	107,574	13,695
Net income	88,784	75,332	87,024	78,663	9,411
Per share of common stock:
Income from continuing operations
- Basic	3.98	3.45	3.96	3.58	0.43
- Diluted	3.94	3.40	3.90	3.52	0.43
Cash dividends paid	0.84	0.76	0.63	0.15	—
Cash and cash equivalents	305,192	235,404	164,016	109,720	70,354
Total assets	1,024,373	777,728	678,424	621,129	533,127
Short-term debt	126,000	84,000	85,000	33,000	14,183
Long-term debt, less current portion	93,750	—	—	41,000	49,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Littelfuse Overview

Introduction

Littelfuse, Inc. and its subsidiaries (the “company” or “Littelfuse” or “we” or “our”) is the worldwide leader in circuit protection offering the industry's broadest and deepest portfolio of circuit protection products and solutions. The company’s devices protect products in virtually every market that uses electrical energy, from consumer electronics to automobiles to industrial equipment. The company conducts its business through three reportable segments, which are defined by markets and consist of Electronics, Automotive, and Electrical. The company’s customer base includes original equipment manufacturers, tier one automotive suppliers and distributors.

In addition to protecting and growing its core circuit protection business, Littelfuse has been investing in power control and sensing technologies. These newer platforms, combined with the company’s strong balance sheet and operating cash flow, provide opportunities for increased organic and acquisition growth. The company has set a target to grow 15% per year; 5% organically and 10% through acquisitions.

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

Electronics Segment Overview

In our Electronics segment (which accounts for about half of total Littelfuse sales), we experienced fourth quarter electronics sales of $95.2 million, an increase of 27% over the prior year quarter. Full year sales were $367.1 million, an 11% increase. Excluding acquisitions, fourth quarter electronic sales were down 7% sequentially, but were up 13% year-over-year. Full year electronic sales, excluding acquisitions, increased 4%.

Our fourth quarter sales are typically below third quarter levels as the Christmas build-up slows down. This year, however, the slowdown was a bit less than normal. In addition to the relative stability in the markets, another factor relates to the early Chinese New Year. Chinese factories shut down towards the end of January for the holiday and in anticipation, some factories placed orders earlier and some took shipments in December and January so they could be in full production when the holiday season ends.

Channel inventories at the end of the fourth quarter were stable and in line with expected market conditions. When channel partners are concerned about end markets, we generally expect them to reduce inventory levels, particularly toward the end of the year. We believe that the fact that these channel partners’ inventory levels have remained steady is an indication of their belief in a stable to growth mode in 2014.

Automotive Segment Overview

In our Automotive segment, which was the strongest performing business segment in both the fourth quarter and for the full year (generating approximately a third of total Littelfuse sales), fourth quarter automotive sales of $72.9 million were up 45% from the same quarter last year. Excluding acquisitions, year-over-year fourth quarter sales increased 21%.

For the full year, Automotive sales of $267.2 million increased 30% over the prior year. Excluding acquisitions, 2013 sales were up 9%. Fourth quarter automotive sales increased in all three geographies: Europe, Asia and the U.S.

Sales of passenger car fuses and Accel sensors have remained strong and we believe we are well positioned with high content on some of the best-selling models in today’s market. Our fourth quarter results also benefited from an increase in commercial vehicle product sales compared to last year’s weak fourth quarter.

Electrical Segment Overview

In our Electrical segment, electrical fuse sales were up 9% in the fourth quarter year over year due to continued growth in our focus areas of solar and HVAC, as well as incremental sales from distributor conversions during the year. For the full year, sales into the solar and HVAC markets increased more than $3.0 million over the prior year.

The non-residential construction market appears to be showing signs of improvement and industrial production activity remains solid, such that we expect the market outlook for the electrical fuse business to remain positive.

In contrast, the custom electrical products business continues to struggle. Although fourth quarter sales increased from what was a weak third quarter, they were still down substantially year over year.

The primary market for these products is Canadian potash mining, which has been severely impacted by declining margins and slower than expected demand growth. Significant mine expansion projects that were expected to begin in 2013 and 2014 have been delayed. We do believe we are well positioned with Canadian potash producers for when mine investments rebound.

Hamlin Acquisition

On May 31, 2013, the company acquired 100% of Hamlin, Inc. (ìHamlinî) from Key Safety Systems, for $144.4 million (net of cash acquired). Hamlin is a manufacturer of sensor technology providing standard products and custom solutions for leading global manufacturers in the automotive and electronic industries. The acquisition allows the company to expand its automotive and electronics product offerings in the global sensor market in both the Automotive and Electronics business segments.

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

The following table is a summary of the company’s business unit segments’ net sales by business unit and geography (in millions):

	Fiscal Year
	2013	2012	2011
Business Unit
Electronics(b)	$367.1	$329.5	$354.5
Automotive(c) (d)	267.2	206.2	197.6
Electrical(e)	123.6	132.2	112.9
Total	$757.9	$667.9	$665.0

Geography(a)
Americas(f)	$342.4	$303.6	$288.6
Europe(d) (e) (g)	136.8	107.5	114.9
Asia-Pacific(h)	278.7	256.8	261.5
Total	$757.9	$667.9	$665.0

(a) Sales by geography represent sales to customer or distributor locations.

(b) 2013 includes Hamlin net sales of $24.1 million.

(c) 2013 includes Hamlin net sales of $26.9 million.

(d) 2012 includes Accel and Terra Power net sales of $11.2 million and $1.7 million, respectively.

(e) 2012 and 2011 include Selco net sales of $6.0 million and $3.2 million for fiscal years 2012 and 2011, respectively.

(f) 2013 includes Hamlin net sales of $23.0 million. 2012 and 2011 include Selco net sales of $6.0 million and $3.2 million for fiscal years 2012 and 2011, respectively.

(g) 2013 includes Hamlin net sales of $11.6 million.

(h) 2013 includes Hamlin net sales of $16.4 million.

Business unit segment information is described more fully in Note 15 of the Notes to Consolidated Financial Statements. The following discussion provides an analysis of the information contained in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements at December 28, 2013 and December 29, 2012, and for the three fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011.

Results of Operations — 2013 compared with 2012

The following table summarizes the company’s consolidated results of operations for the periods presented. The results include incremental activity from the company’s business acquisitions as described, where applicable, in the below analysis. There were also additional expenses and accounting adjustments during 2013. These include a $1.5 million inventory adjustment in 2013 as described in Note 2, and $1.7 million in acquisition related operating expenses in 2013 both related to the Hamlin acquisition. Fiscal year 2013 included $3.3 million in foreign currency gains while fiscal year 2012 included $3.2 million in foreign currency loses, both primarily related to U.S. dollar gains or losses against the Philippine peso.

	Fiscal Year
(In thousands)	2013	2012	% Change
Sales	$757,853	$667,913	13%
Gross profit	296,232	258,467	15%
Operating expense	166,351	151,597	10%
Operating income	129,881	106,870	22%
Other expense (income), net	(4,646)	(5,396)	(14%)
Income before income taxes	124,235	100,052	24%
Net income	$88,784	$75,332	18%

Net sales increased $89.9 million or 13% to $757.9 million for fiscal year 2013 compared to $667.9 million in fiscal year 2012 due primarily to an incremental $66.0 million from business acquisitions and growth in electronic and automotive products, offset by lower electrical sales. The company also experienced $1.4 million in favorable foreign currency effects in 2013 as compared to 2012 primarily resulting from sales denominated in euros partially offset by sales denominated in Japanese yen and Canadian dollars. Excluding acquisitions and currency effects, net sales increased $22.6 million or 3% year over year. The Automotive business segment sales increased $61.0 million or 30% to $267.2 million. The Electronics business segment sales increased $37.6 million or 11% to $367.1 million, and the Electrical business segment sales decreased $8.6 million or 7% to $123.6 million. Sales levels in 2013, excluding acquisitions and currency effects, were positively impacted by increased demand for the company’s automotive and electronic products partially offset by slowing demand for the company’s custom mining products.

The increase in Automotive sales was primarily due to an incremental $41.9 million in sales related to business acquisitions in 2013, strong worldwide growth in passenger vehicle fuses, growth in commercial vehicle products and favorable currency effects. Currency effects increased sales by $2.6 million in 2013 compared to 2012 primarily due to the euro. Excluding incremental sales from acquisitions and currency effects, Automotive sales increased $16.5 million or 8% year over year.

The increase in Electronics sales reflected incremental sales from Hamlin of $24.1 million, improving demand across all geographies and a slightly more favorable macroeconomic outlook. In addition, sales were negatively impacted by net unfavorable currency effects of $0.2 million, primarily from sales denominated in Japanese yen. Excluding incremental sales from acquisitions and currency effects, Electronics sales increased $13.7 million or 4% year over year.

The decrease in Electrical sales was primarily due to slowing demand for protection relays and custom products as a result of reduced potash mine expansion activity as well as the global downturn in the broader mining market. The decline was partially offset by stronger power fuse sales which increased 13% year-over-year primarily reflecting strength in the solar and HVAC markets as well as distributor conversions. The Electrical segment experienced net unfavorable currency effects of $1.0 million primarily from sales denominated in Canadian dollars. Excluding incremental sales from currency effects, Electrical sales decreased $7.6 million or 6% year over year.

On a geographic basis, sales in the Americas increased $38.8 million or 13% in 2013 as compared to 2012 primarily due to incremental sales from business acquisitions of $32.4 million offset by $1.2 million in unfavorable currency effects resulting from sales denominated in Canadian dollars. Excluding incremental sales and currency effects, Americas’ sales increased $7.6 million or 3%. This increase resulted from an increase in the company’s Automotive and Electronics business segments offset by a decline in the Electrical business segment. Automotive sales increased $31.3 million or 33% primarily reflecting incremental sales from acquisitions of $25.9 million, strong growth in the passenger vehicle market and growth in the commercial vehicle market. Electronics sales increased $14.4 million or 16% primarily reflecting incremental sales from Hamlin of $6.5 million and higher demand. Electrical sales decreased $7.0 million or 6% resulting from decreases in demand for protection relays and custom products due to continued weakness in the mining segment.

European sales increased $29.3 million or 27% in 2013 compared to 2012 primarily due to incremental sales from business acquisitions of $15.7 million and favorable currency effects of $3.8 million primarily from sales denominated in euros. Excluding incremental sales and currency effects, European sales increased $9.8 million or 9%. This resulted from increases in the company’s Electronics and Automotive business segments offset by a decrease in the Electrical business segment. Automotive sales increased $20.2 million or 30% in 2013 primarily reflecting incremental sales from business acquisitions of $11.7 million and higher sales in the passenger vehicle markets driven by increased content. Excluding the impact of incremental sales from acquisitions and unfavorable currency effects, primarily from a weaker euro, Automotive sales increased $6.2 million or 9%. Electronics sales increased $10.6 million or 33% reflecting incremental sales from Hamlin of $4.0 million and higher demand in 2013. Electrical sales decreased $1.6 million or 18% in 2013 primarily from decreased demand for nautical relays.

Asia-Pacific sales increased $21.9 million or 9% in 2013 compared to 2012 primarily due to incremental sales from business acquisitions of $17.9 million offset by unfavorable currency effects of $1.2 million primarily from sales denominated in Japanese yen. Excluding the impact of incremental sales and currency effects, Asia-Pacific sales increased $5.2 million or 2%. Electronics sales increased $12.5 million or 6% reflecting incremental sales from Hamlin of $13.4 million and increased sales in China offset by weakness in the Taiwan, Japan and Korea markets. Automotive sales increased $9.5 million or 22% reflecting incremental sales from acquisitions of $4.5 million and continued increased demand for passenger vehicles in China as well as gains in market share.

Gross profit was $296.2 million or 39.1% of sales in 2013, compared to $258.5 million or 38.7% of sales in 2012. Gross profit in both 2013 and 2012 were negatively impacted by purchase accounting adjustments in cost of sales of $1.5 million and $0.6 million, respectively. These charges were the additional cost of goods sold for Hamlin, Accel and Selco inventories which had been stepped up to fair value at the acquisition dates as required by purchase accounting rules. Excluding the impact of these charges, gross profit was $297.7 million or 39.3% of sales as compared to $259.1 million or 38.8% of sales in 2012. The increase in gross margin was primarily attributable to operating leverage on higher sales.

Total operating expense was $166.4 million or 22.0% of net sales for 2013 compared to $151.6 million or 22.7% of net sales for 2012. The increase in operating expenses primarily reflects incremental operating expenses of $12.5 million from business acquisitions and the increased cost of company incentive programs driven by improved financial performance in 2013. 2012 operating expense included $5.1 million of charges related to the settlement of pension liabilities for certain former employees. Further information regarding the company’s pension settlement charge is provided in Note 12 of the Notes to Consolidated Financial Statements included in this report.

Operating income was $129.9 million or 17.1% of net sales in 2013 compared to $106.9 million or 16.0% of net sales in the prior year. The increase in operating income in the current year was due primarily to the increased sales and resulting operating leverage.

Interest expense was $2.9 million in 2013 as compared to $1.7 million in 2012 and is primarily related to the company’s increased borrowing to fund acquisitions.

Impairment and equity in net loss of unconsolidated affiliate was $10.7 million in 2013. During the first quarter, the company fully impaired its investment in and loan receivable from Shocking Technologies, Inc. (“Shocking”) as described in Note 6 of the Notes to Consolidated Financial Statements included in this report.

Foreign exchange (gain) loss was $3.3 million of gain in 2013 compared to $3.2 million of loss in 2012. The fluctuation in foreign exchange was primarily attributable to changes in the value of the Philippine peso against the U.S. dollar in both fiscal 2013 and 2012.

Other expense (income), net, consisting of interest income, royalties and non-operating income was $4.6 million of income in 2013 compared to $5.4 million of income in 2012. The year-over-year decrease in income primarily reflects the impact of a $1.6 million gain on sale of fixed assets recorded in 2012 as compared to less than $0.1 million of gains recorded in 2013.

Income before income taxes was $124.2 million in 2013 compared to $100.1 million in 2012. Income tax expense was $35.5 million in 2013 compared to $24.7 million in 2012. The 2013 effective income tax rate was 28.5% compared to 24.7% in 2012. The higher effective tax rate in 2013 is primarily related to the $6.1 million Shocking Technology Tax adjustment booked in 2013. The 2012 and 2013 effective tax rates are lower than the statutory tax rate primarily due to the result of income earned in low-tax jurisdictions.

Results of Operations — 2012 compared with 2011

The following table summarizes the company’s consolidated results of operations for the periods presented. The results include incremental activity from the company’s business acquisitions as described, where applicable, in the below analysis. There were also additional expenses and accounting adjustments during 2012. These include a $0.6 million inventory adjustment as described in Note 2, and $5.3 million pension valuation adjustment as described in Note 12. Fiscal year 2012 and 2011 included $3.2 million and $1.2 million of unfavorable foreign currency revaluation, respectively, primarily related to U.S. dollar losses against the Philippine peso.

	Fiscal Year
(In thousands)	2012	2011	% Change
Sales	$667,913	$664,955	0%
Gross profit	258,467	256,694	1%
Operating expense	151,597	142,790	6%
Operating income	106,870	113,904	(6%)
Other expense (income), net	(5,396)	(4,126)	31%
Income before income taxes	100,052	115,101	(13%)
Net income	$75,332	$87,024	(13%)

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

Total operating expense was $151.6 million or 22.7% of net sales for 2012 compared to $142.8 million or 21.5% of net sales for 2011. The increase in operating expenses primarily reflects incremental operating expenses of $6.5 million from business acquisitions and $5.1 million in charges related to the settlement of pension liabilities for certain former employees. Further information regarding the company’s pension settlement charge is provided in Note 12 of the Notes to Consolidated Financial Statements included in this report.

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

Impairment and equity in net loss of unconsolidated affiliate was $7.3 million in 2012. During the fourth quarter, the company determined that it had the ability to exert significant influence over Shocking and as a result began accounting for the investment using the equity method. In accordance with Accounting Standards Codification (ìASCî) 323, the company retroactively recorded its proportional share of Shocking’s operating losses, which amounted to approximately $4.0 million in 2012. The proportional amount of operating losses in 2011 was not material. In addition, the company concluded that there was an other-than-temporary impairment which existed for its remaining investment in Shocking. The company engaged a third-party valuation firm to assist in developing the fair value of the investment in Shocking. Based on the then fair value, the company determined that there was an impairment of approximately $3.3 million which was recorded as a non-operating impairment and equity loss of unconsolidated affiliate in the Consolidated Statements of Net Income. See Note 6 of the Notes to Consolidated Financial Statements included in this report.

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

Liquidity and Capital Resources

As of December 28, 2013, $297.1 million of the $305.2 million of the company’s cash and cash equivalents was held by foreign subsidiaries. Of the $297.1 million held by foreign subsidiaries, approximately $13.6 million could be repatriated with minimal tax consequences. The company expects to maintain its foreign cash balances (other than the aforementioned $13.6 million) for local operating requirements, to provide funds for future capital expenditures and for potential acquisitions. The company does not expect to repatriate these funds to the U.S.

The company historically has financed capital expenditures through cash flows from operations. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the company’s operations and its debt obligations for the foreseeable future.

Term Loan and Revolving Credit Facilities

On May 31, 2013, the company entered into a new credit agreement with J.P. Morgan Securities LLC for up to $325.0 million which consists of an unsecured revolving credit facility of $225.0 million and an unsecured term loan of $100.0 million. The new credit agreement is for a five year period. At December 28, 2013, the company had available $103.4 million of borrowing capacity under the revolving credit agreement at an interest rate of LIBOR plus 1.25% (1.42% as of December 28, 2013).

The credit agreement replaces the company’s previous credit agreement dated June 13, 2011 which was terminated on May 31, 2013.

On January 30, 2014, the company increased the unsecured revolving credit facility entered into on May 31, 2013, by $50.0 million thereby increasing the total revolver borrowing capacity from $225.0 million to $275.0 million.

This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At December 28, 2013, the company was in compliance with all covenants under the credit agreement.

Other Obligations

For the fiscal year ended December 28, 2013, the company had $0.8 million available in letters of credit. No amounts were drawn under these letters of credit at December 28, 2013. For the fiscal year ended December 29, 2012, the company had $0.8 million outstanding in letters of credit. No amounts were drawn under these letters of credit at December 29, 2012.

Cash Flows and Working Capital

The company started 2013 with $235.4 million of cash. Net cash provided by operating activities in 2013 was approximately $117.4 million and included $88.8 million in net income and $58.3 million in non-cash adjustments (primarily $34.5 million in depreciation and amortization), partially offset by $29.7 million of changes in operating assets and liabilities.

Changes in operating assets and liabilities in 2013 (including short-term and long-term items) that negatively impacted cash flows in 2013 consisted of changes in accounts receivable ($16.7 million), inventory ($5.5 million), accrued expenses including post-retirement ($8.9 million) and accrued taxes ($10.8 million). Increases in accounts receivable and inventory resulted from higher sales volumes in 2013. Accrued expenses including post-retirement included pension contributions of $5.0 million in 2013 and $10.0 million in 2012. Positively impacting cash flows were changes in accounts payable ($2.0 million), accrued payroll and severance ($8.0 million) and prepaid expenses and other ($2.1 million).

Net cash used in investing activities in 2013 was approximately $185.6 million and included $35.0 million in purchases of property, plant and equipment (primarily production equipment and facilities for capacity expansion and new products at the company’s locations in Piedras Negras, Mexico, Wuxi, China and the Philippines), $8.5 million for purchases of short-term investments and $144.4 million for the acquisition of Hamlin Inc. Offsetting the cash used in investing activities was $0.2 million in proceeds from sales of property, plant and equipment and $2.0 million in proceeds from maturities of short-term investments.

Net cash provided by financing activities in 2013 was approximately $142.2 million, which included $135.8 million in net proceeds from borrowing, $4.1 million in excess tax benefits on share-based compensation and $22.0 million in cash proceeds from the exercise of stock options. Additionally the company paid cash dividends of $18.7 million during the year and incurred $0.8 million in debt issuance costs. Information regarding the company’s debt is provided in Note 7 of the Notes to Consolidated Financial Statements included in this report.

The effect of exchange rate changes decreased cash by $4.2 million in 2013. The net cash provided by operating activities less net cash used in financing and provided by investing activities plus the effect of exchange rate changes, resulted in a $69.8 million increase in cash and cash equivalents in 2013. This left the company with a cash balance of $305.2 million at December 28, 2013.

Days sales outstanding (DSO) in accounts receivable was 59 days at year-end 2013 compared to 58 days at year-end 2012 and 57 days at year-end 2011. Days inventory outstanding was 70 days at year-end 2013, compared to 69 days at year-end 2012 and 73 days at year-end 2011.

The ratio of current assets to current liabilities was 2.7 to 1 at year-end 2013, compared to 2.9 to 1 at year-end 2012 and 2.5 to 1 at year-end 2011. The change in the current ratio at the end of 2013 compared to the prior year reflected increased current liabilities in 2013, primarily related to higher current portion of long-term debt balance. The carrying amounts of total debt increased $135.8 million in 2013, compared to a decrease of $1.0 million in 2012 and an increase of $11.0 million in 2011. The increase in 2013 is due to higher net amounts borrowed under the revolving credit facility in 2013 and the term loan that was entered into. The ratio of long-term debt to equity was 0.14 to 1 at year-end 2013 compared to 0.00 to 1 at year-ends 2012 and 2011. Further information regarding the company’s debt is provided in Note 7 of the Notes to Consolidated Financial Statements included in this report.

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

The company’s capital expenditures were $35.0 million in 2013, $22.5 million in 2012 and $17.6 million in 2011.

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2013 to April 30, 2014. The company did not repurchase any shares of its common stock during 2013 under this program.

The company withheld 32,671 shares of stock in lieu of withholding taxes on behalf of employees who became vested in restricted stock option grants during 2013.

Contractual Obligations and Commitments

The following table summarizes contractual obligations and commitments as of December 28, 2013:

(In thousands )	Total	< 1 Year	> 1 - < 3 Years	> 3 - < 5 Years	> 5 Years
Term loan	$98,750	$5,000	$16,250	$77,500	$—
Revolving credit facility	121,000	121,000	—	—	—
Interest payments	5,613	1,395	2,529	1,689	—
Supplemental Executive Retirement Plan	2,408	31	63	63	2,251
Operating lease payments	40,544	8,460	9,725	6,613	15,746
Purchase obligations	33,872	33,872	—	—	—
Total	$302,187	$169,758	$28,567	$85,865	$17,997

Off-Balance Sheet Arrangements

As of December 28, 2013, the company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the company was not liable for guarantees of indebtedness owed by third parties; the company was not directly liable for the debt of any unconsolidated entity, and the company did not have any retained or contingent interest in assets; and the company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

In September 2011, the FASB issued authoritative guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The company adopted the new guidance on January 1, 2012. There was no significant impact on its consolidated financial statements upon adoption. Goodwill testing was completed in September 2013 using the previous methodology, as permitted.

In July 2012, the FASB issued authoritative guidance on testing indefinite-lived intangible assets for impairment. Under the revised guidance, entities testing indefinite-lived intangible assets for impairment will have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is not impaired, then the entity is not required to take further action. The amendment is effective for annual and interim indefinite-lived asset impairment tests performed for fiscal years beginning after September 15, 2012. The company adopted the new guidance on January 1, 2013. There was no significant impact on its consolidated financial statements upon adoption.

In February 2013, the FASB issued authoritative guidance on the reporting of amounts reclassified out of accumulated other comprehensive income into net income or the balance sheet. Under the new guidance, in addition to the presentation of changes in accumulated balances, an entity shall present separately for each component of other comprehensive income, current period reclassifications out of accumulated other comprehensive income and other amounts of current-period other comprehensive income. Both before-tax and net-of-tax presentations are permitted. The guidance is effective for reporting periods beginning after December 15, 2013. The company believes the adoption of the new guidance will require additional disclosures but will have no significant effect on its consolidated financial statements.

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
7.	The company does not have any obligations for future performance to bring about resale of the product by its customers, and
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

Inventory

The company performs regular detailed assessments of inventory, which include a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing, shelf life and quality issues. Based on the analysis, the company records adjustments to inventory for excess quantities, obsolescence or impairment when appropriate to reflect inventory at net realizable value. Historically, inventory reserves have been adequate to reflect inventory at net realizable values. During 2013, 2012 and 2011, the company was required to step up the value of inventory acquired in business combinations to its selling prices less the cost to sell under business combination accounting. This was approximately $1.5 million for Hamlin in 2013, $0.6 million in 2012 for Accel and Selco and $0.4 million in 2011 for Selco.

Goodwill and Other Intangible Assets

The company annually tests goodwill for impairment on the first day of its fiscal fourth quarter or at an interim date if there is an event or change in circumstances that indicates the asset may be impaired. The company has eight reporting units for goodwill testing purposes. Management determines the fair value of each of its reporting units by using a discounted cash flow model (which includes forecasted five-year income statement and working capital projections, a market-based weighted average cost of capital and terminal values after five years) to estimate market value. In addition, the company compares its derived enterprise value on a consolidated basis to the company’s market capitalization as of its test date to ensure its derived value approximates the market value of the company when taken as a whole.

As of the most recent annual test conducted on September 29, 2013, the company concluded the fair value of each of the reporting units exceeded its carrying value of invested capital and therefore, no potential goodwill impairment existed. Specifically, the company noted that its headroom, defined as the excess of fair value over the carrying value of invested capital, was 61%, 97%, 67%, 158%, 42%, 57%, 244% and 151% for its electronics (non-silicon), electronics (silicon), passenger car, commercial vehicle products, sensors, relay, custom products and fuse reporting units, respectively, at September 29, 2013. Certain key assumptions used in the annual test included a discount rate of 12.5% and a long-term growth rate of 3.0% used for all eight reporting units.

In addition, the company performed a sensitivity test at September 29, 2013 that showed either a 100 basis point increase in its discount rate or a 100 basis point decrease in the long-term growth rate for each reporting unit would not have changed the company’s conclusion that no potential goodwill impairment existed at September 29, 2013.

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

Long-Lived Assets

The company evaluates long-lived asset groups on an ongoing basis. Long-lived asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset group. If it is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. The company’s estimates of future cash flows from such assets could be impacted if it underperforms relative to historical or projected future operating results. The company recorded asset impairment charges of $0.0 million, $0.5 million and $2.3 million for the fiscal years ended 2013, 2012 and 2011, respectively. Further information regarding asset impairments is provided in Note 11 of the Notes to Consolidated Financial Statements included in this report.

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

Total stock-based compensation expense was $8.6 million, $7.3 million, and $5.8 million in 2013, 2012, and 2011, respectively. Further information regarding this expense is provided in Note 13 of the Notes to Consolidated Financial Statements included in this report.

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

Outlook

Overall, the company expects the first quarter of 2014 to look similar to the fourth quarter of 2013. SymCom is expected to contribute about $5.0 million in incremental sales in what for them is typically a seasonally weak quarter. However, the company expects the incremental sales from SymCom to be partially offset by lower custom sales reflecting continued weakness in the mining sector.

Sales for the first quarter of 2014 are expected to be in the range of $195.0 to $205.0 million which, at the midpoint, represents 17% growth compared to the first quarter of 2013. Earnings for the first quarter of 2014 are expected to be in the range of $0.98 to $1.12 per diluted share.

For the year 2014, the company expects moderate organic growth in both the Automotive and Electronics segments. In addition, a full year of sales for the recently-acquired Hamlin business will add to 2014 sales for both of these segments. The Electrical segment is expected to continue to be challenged by the global mining downturn and delays in the expansion plans of several major potash producers. This mining weakness is expected to be partially offset by moderate growth in the solar and industrial markets and the addition of SymCom.

While typically the company’s business model would enable earnings growth to exceed sales growth, the newly-acquired businesses, Hamlin and SymCom, are expected to operate below their margin potential for 2014. The company is making upfront investments to grow sales and to integrate these businesses, which it believes will contribute to earnings in 2015 and beyond. The company is also actively working on margin improvement plans for both these businesses.

The company expects capital expenditures in 2014 to be in the range of $35 to $40 million primarily for capacity to support volume increases and new product introductions. The company expects to fund 2014 capital expansion from operating cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The company is exposed to market risk from changes in interest rates, foreign exchange rates and commodity prices.

Interest Rates

The company had $219.8 million in debt outstanding at December 28, 2013 related to the unsecured revolving credit facility and term loan, which is described in Item 7 under Liquidity and Capital Resources. While this debt has a variable interest rate of LIBOR plus 1.25%, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are insignificant relative to earnings.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in the U.S., Mexico, Canada, Denmark, China, Lithuania, Taiwan and the Philippines. During 2013, sales to customers outside the U.S. were approximately 64% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan and Taiwanese dollars.

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

Commodity Prices

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper, zinc, gold and silver, where at current prices and volumes, a 10% price change would affect annual pre-tax profit by approximately $2.0 million for copper, $0.6 million for zinc, $0.3 million for gold and $0.5 million for silver.

The cost of oil fluctuated dramatically over the past several years. Consequently, there is a risk that a return to high prices for oil and electricity in 2014 could have a significant impact on the company’s transportation and utility expenses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Littelfuse, Inc.

We have audited the accompanying consolidated balance sheets of Littelfuse, Inc., as of December 28, 2013 and December 29, 2012, and the related consolidated statements of net income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Littelfuse, Inc., as of December 28, 2013 and December 29, 2012, and its results of operations and its cash flows for each of the three years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Littelfuse, Inc.'s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 25, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Littelfuse, Inc.

We have audited Littelfuse, Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Littelfuse, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hamlin, Inc., and subsidiaries, which are included in the 2013 consolidated financial statements of Littelfuse, Inc., and constituted approximately 18.3% of total assets as of December 28, 2013, approximately 6.7% of total revenue and approximately 1.9% of consolidated operating income for the year then ended. Our audit of internal control over financial reporting of Littelfuse, Inc. also did not include an evaluation of the internal control over financial reporting of Hamlin, Inc., and subsidiaries.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: A material weakness in internal control over financial reporting relating to the company’s evaluation of the income tax considerations, including deferred tax valuation allowances, relating to the write-off of its investment in Shocking Technologies, Inc. during the first quarter of 2013.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Littelfuse, Inc., has not maintained effective internal control over financial reporting as of December 28, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Littelfuse, Inc., as of December 28, 2013 and December 29, 2012, and the related consolidated statements of net income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 28, 2013. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated February 25, 2014, which expressed an unqualified opinion on those consolidated financial statements.

/s/ Ernst & Young LLP

Chicago, Illinois

February 25, 2014

CONSOLIDATED BALANCE SHEETS

(In thousands of USD)	December 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$305,192	$235,404
Short-term investments	6,886	—
Accounts receivable, less allowances (2013 - $16,907; 2012 - $13,508)	127,887	100,559
Inventories	92,591	75,580
Deferred income taxes	10,463	11,890
Prepaid expenses and other current assets	17,080	16,532
Assets held for sale	5,500	5,500
Total current assets	565,599	445,465
Property, plant, and equipment:
Land	4,382	6,243
Buildings	59,699	54,559
Equipment	354,475	304,954
Accumulated depreciation	(268,383)	(244,845)
Net property, plant and equipment	150,173	120,911
Intangible assets, net of amortization:
Patents, licenses and software	25,166	11,144
Distribution network	42,685	9,773
Customer lists, trademarks and tradenames	30,506	27,895
Goodwill	186,464	133,592
Investment in unconsolidated affiliate	—	8,666
Other investments	12,286	10,327
Deferred income taxes	5,092	8,090
Other assets	6,402	1,865
Total assets	$1,024,373	$777,728
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$33,872	$27,226
Accrued payroll	29,437	20,540
Accrued expenses	13,087	11,062
Accrued severance	182	1,033
Accrued income taxes	5,931	11,559
Deferred income taxes	229	—
Current portion of long-term debt	126,000	84,000
Total current liabilities	208,738	155,420
Long-term debt, less current portion	93,750	—
Deferred income taxes	11,585	—
Accrued post-retirement benefits	8,528	22,338
Other long-term liabilities	14,856	12,412
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued and outstanding, 2013 –22,467,491; 2012 – 22,029,446	225	220
Treasury stock, at cost: 17,881 and 1,561,967 shares, respectively	(2,353)	(60,496)
Additional paid-in capital	223,425	195,803
Accumulated other comprehensive income	20,417	16,548
Retained earnings	445,059	435,340
Littelfuse, Inc. shareholders’ equity	686,773	587,415
Non-controlling interest	143	143
Total equity	686,916	587,558
Total liabilities and equity	$1,024,373	$777,728

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF NET INCOME

	Year Ended
(In thousands of USD, except per share amounts)	December 28, 2013	December 29, 2012	December 31, 2011

Net sales	$757,853	$667,913	$664,955
Cost of sales	461,621	409,446	408,261
Gross profit	296,232	258,467	256,694

Selling, general and administrative expenses	132,657	124,277	116,740
Research and development expenses	24,415	21,231	19,439
Amortization of intangibles	9,279	6,089	6,611
Total operating expenses	166,351	151,597	142,790
Operating income	129,881	106,870	113,904

Interest expense	2,917	1,701	1,691
Impairment and equity in net loss of unconsolidated affiliate	10,678	7,334	—
Foreign exchange (gain) loss	(3,303)	3,179	1,238
Other expense (income), net	(4,646)	(5,396)	(4,126)
Income before income taxes	124,235	100,052	115,101
Income taxes	35,451	24,720	28,077
Net income	$88,784	$75,332	$87,024

Income per share:
Basic	$3.98	$3.45	$3.96
Diluted	$3.94	$3.40	$3.90

Weighted-average shares and equivalent shares outstanding:
Basic	22,315	21,822	21,901
Diluted	22,537	22,098	22,255

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(In thousands of USD )	December 28, 2013	December 29, 2012	December 31, 2011

Net income	$88,784	$75,332	$87,024
Other comprehensive income (loss):
Pension liability adjustments (net of tax of ($6,253), $4,181 and $3,587, respectively)	3,739	(7,301)	(6,703)
Unrealized gain (loss) on investments	1,526	1,225	(2,702)
Foreign currency translation adjustments	(1,396)	13,993	(3,205)
Comprehensive income	$92,653	$83,249	$74,414

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands of USD)	December 28, 2013	December 29, 2012	December 31, 2011
Operating activities
Net income	$88,784	$75,332	$87,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,201	25,344	25,641
Amortization of intangibles	9,279	6,089	6,611
Impairment of assets	—	549	2,320
Provision for bad debts	289	242	444
Non-cash inventory charge	1,525	567	4,145
Pension settlement losses	—	5,348	—
Impairment and equity in net loss of unconsolidated affiliate	10,678	7,334	—
Loss (gain) on sale of property, plant and equipment	92	(1,443)	183
Stock-based compensation	8,609	7,348	5,805
Excess tax benefit on share-based compensation	(4,054)	(2,728)	(4,220)
Deferred income taxes	6,640	(2,661)	(1,363)
Changes in operating assets and liabilities:
Accounts receivable	(16,683)	(1,587)	4,768
Inventories	(5,486)	5,439	2,612
Accounts payable	2,000	5,353	(5,272)
Accrued expenses (including post-retirement)	(8,906)	(9,570)	(421)
Accrued payroll and severance	8,032	(4,387)	(3,226)
Accrued taxes	(10,773)	(357)	(6,057)
Prepaid expenses and other	2,140	(42)	1,756
Net cash provided by operating activities	117,367	116,170	120,750

Investing activities
Acquisitions of businesses, net of cash acquired	(144,382)	(34,016)	(11,077)
Purchases of short-term investments	(8,478)	(4,616)	(14,228)
Proceeds from maturities of short-term investments	2,044	17,805	—
Investments in unconsolidated affiliate	—	(10,000)	(6,000)
Loan to unconsolidated affiliate	—	(2,000)	—
Purchases of property, plant and equipment	(34,953)	(22,529)	(17,555)
Proceeds from sale of property, plant and equipment	176	3,664	217
Net cash used in investing activities	(185,593)	(51,692)	(48,643)

Financing activities
Proceeds from debt	260,500	23,251	110,000
Payments of term debt	(1,250)	—	(49,000)
Payments of revolving credit facility	(123,500)	(25,032)	(50,000)
Proceeds from exercise of stock options	21,959	16,367	23,036
Debt issuance costs	(809)	—	(716)
Cash dividends paid	(18,722)	(16,564)	(14,508)
Excess tax benefit on share-based compensation	4,054	2,728	4,220
Purchases of common stock	—	—	(37,092)
Net cash provided by (used in) financing activities	142,232	750	(14,060)
Effect of exchange rate changes on cash and cash equivalents	(4,218)	6,160	(3,751)
Increase in cash and cash equivalents	69,788	71,388	54,296
Cash and cash equivalents at beginning of year	235,404	164,016	109,720
Cash and cash equivalents at end of year	$305,192	$235,404	$164,016

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EQUITY

	Littelfuse, Inc. Shareholders’ Equity
(In thousands of USD)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Inc. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at January 1, 2011	$218	$150,548	$(23,546)	$21,241	$304,056	$143	$452,660
Comprehensive income:
Net income for the year	—	—	—	—	87,024	—	87,024
Change in net unrealized gain on derivatives*	—	—	—	—	—	—	—
Pension liability adjustments *	—	—	—	(6,703)	—	—	(6,703)
Unrealized gain on investments*	—	—	—	(2,702)	—	—	(2,702)
Foreign currency translation adjustments	—	—	—	(3,205)	—	—	(3,205)
Comprehensive income							74,414
Stock-based compensation	—	5,805	—	—	—	—	5,805
Withheld 20,537 shares on restricted share units for withholding taxes	—	—	(1,203)	—	—	—	(1,203)
Purchase of 859,029 shares of common stock	(9)	(2,998)	(34,085)	—	—	—	(37,092)
Stock options exercised, including tax impact of ($2,009)	7	21,020	—	—	—	—	21,027
Cash dividends paid ($0.63 per share)	—	—	—	—	(14,508)	—	(14,508)
Balance at December 31, 2011	$216	$174,375	$(58,834)	$8,631	$376,572	$143	$501,103
Comprehensive income:
Net income for the year	—	—	—	—	75,332	—	75,332
Pension liability adjustments *	—	—	—	(7,301)	—	—	(7,301)
Unrealized (loss) on investments*	—	—	—	1,225	—	—	1,225
Foreign currency translation adjustments	—	—	—	13,993	—	—	13,993
Comprehensive income							83,249
Stock-based compensation	—	7,348	—	—	—	—	7,348
Withheld 27,417 shares on restricted share units for withholding taxes	—	—	(1,662)	—	—	—	(1,662)
Stock options exercised, including tax impact of ($2,283)	4	14,080	—	—	—	—	14,084
Cash dividends paid ($0.76 per share)	—	—	—	—	(16,564)	—	(16,564)
Balance at December 29, 2012	$220	$195,803	$(60,496)	$16,548	$435,340	$143	$587,558
Comprehensive income:
Net income for the year	—	—	—	—	88,784	—	88,784
Pension liability adjustments *	—	—	—	3,739	—	—	3,739
Unrealized gain on investments*	—	—	—	1,526	—	—	1,526
Foreign currency translations adjustments	—	—	—	(1,396)	—	—	(1,396)
Comprehensive income							92,653
Stock-based compensation	—	8,609	—	—	—	—	8,609
Withheld 32,671 shares on restricted share units for withholding taxes	—	—	(2,200)	—	—	—	(2,200)
Retirement of 1,576,757 shares of treasury shares	—	—	60,343	—	(60,343)	—	—
Stock options exercised, including tax impact of ($2,940)	5	19,013	—	—	—	—	19,018
Cash dividends paid ($0.84 per share)	—	—	—	—	(18,722)	—	(18,722)
Balance at December 28, 2013	$225	$223,425	$(2,353)	$20,417	$445,059	$143	$686,916

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

Fiscal Year: The company’s fiscal years ended on December 28, 2013, December 29, 2012 and December 31, 2011 and contained 52 weeks each.

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

Investment in Unconsolidated Affiliate: Investments in unconsolidated affiliates over which the company has significant influence over the investees’ operating and financing activities are accounted for under the equity method of accounting. Investments in affiliates over which the company does not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method.

Property, Plant and Equipment: Land, buildings and equipment are carried at cost. Depreciation is calculated using the straight-line method with useful lives of 21 years for buildings, seven to nine years for equipment, seven years for furniture and fixtures, five years for tooling and three years for computer equipment.

Goodwill and Indefinite-Lived Intangible Assets: The company annually tests goodwill and indefinite-lived intangible assets for impairment on the first day of its fiscal fourth quarter or at other dates if there is an event or change in circumstances that indicates the asset may be impaired. The company has eight reporting units for testing purposes. Management determines the fair value of each of its reporting units by using a discounted cash flow model (which includes forecasted five-year income statement and working capital projections, a market-based weighted average cost of capital and terminal values after five years) to estimate market value. In addition, the company compares its derived enterprise value on a consolidated basis to the company’s market capitalization as of its test date to ensure its derived value approximates the market value of the company when taken as a whole.

As of the most recent annual test, the company concluded the fair value of each of the reporting units exceeded its carrying value of invested capital and therefore, no potential goodwill impairment existed. Specifically, the company noted that its headroom, defined as the excess of fair value over the carrying value of invested capital, was 61%, 97%, 67%, 158%, 42%, 57%, 244% and 151% for its electronics (non-silicon), electronics (silicon), passenger car, commercial vehicle products, sensors, relay, custom products and fuse reporting units, respectively, at September 29, 2013. Certain key assumptions used in the annual test included a discount rate of 12.5% and a long-term growth rate of 3.0% was used for all eight reporting units.

In addition, the company performed a sensitivity test that showed a 100 basis point increase in its discount rate or a 100 basis point decrease in the long-term growth rate for each reporting unit would not have changed the company’s conclusion that no potential goodwill impairment existed.

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

Pension and Other Post-retirement Benefits: Accounting for pensions requires estimating the future benefit cost and recognizing the cost over the employee’s expected period of employment with the company. Certain assumptions are required in the calculation of pension costs and obligations. These assumptions include the discount rate, salary scales and the expected long-term rate of return on plan assets. The discount rate is intended to represent the rate at which pension benefit obligations could be settled by purchase of an annuity contract. These assumptions are subject to change based on stock and bond market returns and other economic factors. Actual results that differ from the company’s assumptions are accumulated and amortized over future periods and therefore generally affect its recognized expense and accrued liability in such future periods. While the company believes that its assumptions are appropriate given current economic conditions and its actual experience, significant differences in results or significant changes in the company’s assumptions may materially affect its pension obligations and related future expense. During the fourth quarter of 2012, the company amended the Littelfuse Inc., Retirement Plan to allow participants who met certain requirements to elect to receive their vested retirement benefits in a lump sum on (or for certain participants annuity payments, on and after) December 1, 2012. This amendment resulted in a settlement charge of $5.1 million in 2012. See Note 12 for additional information.

Reclassifications: Certain items in the 2012 and 2011 financial statements have been reclassified to conform to the 2013 presentations – specifically, the 2012 and 2011 presentation of the Foreign exchange (gain) or loss of $3.2 million and $1.2 million, respectively has been separately presented. This was previously included as part of Other expense (income), net. These reclassifications had no impact on net income or shareholders’ equity for any period.

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

Returns and Credits: Some of the terms of the company’s sales agreements and normal business conditions provide customers (distributors) the ability to receive price adjustments on products previously shipped and invoiced. This practice is common in the industry and is referred to as a ìship and debitî program. This program allows the distributor to debit the company for the difference between the distributors’ contracted price and a lower price for specific transactions. Under certain circumstances (usually in a competitive situation or large volume opportunity), a distributor will request authorization to reduce its price to its buyer. If the company approves such a reduction, the distributor is authorized to ìdebitî its account for the difference between the contracted price and the lower approved price. The company establishes reserves for this program based on historic activity and actual authorizations for the debit and recognizes these debits as a reduction of revenue.

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
3.

The company’s customers are obligated to pay the company under the contract and the obligation is not contingent on the resale of the product. (All ìship and debitî and ìreturns to stockî require specific circumstances and authorization.)

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

Advertising Costs: The company expenses advertising costs as incurred, which amounted to $1.6 million in 2013, $1.7 million in 2012 and $1.9 million in 2011, and are included as a component of selling, general and administrative expenses.

Shipping and Handling Fees and Costs: Amounts billed to customers related to shipping and handling is classified as revenue. Costs incurred for shipping and handling of $6.5 million, $6.2 million and $5.9 million in 2013, 2012 and 2011, respectively, are classified in selling, general and administrative expenses.

Foreign Currency Translation: The company’s foreign subsidiaries use the local currency or the U.S. dollar as their functional currency, as appropriate. Assets and liabilities are translated using exchange rates at the balance sheet date, and revenues and expenses are translated at weighted average rates. The amount of foreign currency conversion recognized in the income statement related to currency translation was income of $5.2 million in 2013 and losses of $8.5 million and $0.9 million in 2012 and 2011, respectively. Adjustments from the translation process are recognized in “Shareholders’ equity” as a component of “Accumulated other comprehensive income.”

Stock-based Compensation: The company recognizes compensation expense for the cost of awards of equity compensation using a fair value method. Benefits of tax deductions in excess of recognized compensation expense are reported as both operating and financing cash flows. See Note 13 for additional information on stock-based compensation.

Other Expense (Income), Net: Other expense (income), net consisting of interest income, royalties and non-operating income, was $4.6 million of income in 2013 compared to $5.4 million of income in 2012 and $4.1 million of income in 2011.

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

Accounting Pronouncements: In May 2011, the Financial Accounting Standards Board (ìFASBî) issued authoritative guidance that provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The new guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The company adopted the new guidance on January 1, 2012. There was no significant impact on its consolidated financial statements upon adoption.

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

In September 2011, the FASB issued authoritative guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The company adopted the new guidance on January 1, 2012. There was no significant impact on its consolidated financial statements upon adoption. Goodwill testing was completed as of September 29, 2013 using the previous methodology, as permitted.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Other Information, continued

In February 2013, the FASB issued authoritative guidance on the reporting of amounts reclassified out of accumulated other comprehensive income into net income or the balance sheet. Under the new guidance, in addition to the presentation of changes in accumulated balances, an entity shall present separately for each component of other comprehensive income, current period reclassifications out of accumulated other comprehensive income and other amounts of current-period other comprehensive income. Both before-tax and net-of-tax presentations are permitted. The guidance is effective for reporting periods beginning after December 15, 2013. The company believes the adoption of the new guidance will require additional disclosures but will have no significant effect on its consolidated financial statements.

2. Acquisition of Businesses

The company accounts for acquisitions using the purchase method in accordance with ASC 805, ìBusiness Combinations.î The results of operations of each acquisition have been included in the accompanying consolidated financial statements as of the dates of the acquisition. Acquisition costs associated with acquisitions were $1.7 million, $0.9 million and $1.0 million for fiscal years 2013, 2012 and 2011, respectively and were recorded in Selling, general and administrative expenses.

Hamlin, Inc.

On May 31, 2013, the company acquired 100% of Hamlin, Inc. (ìHamlinî) from Key Safety Systems, for $144.4 million (net of cash acquired). Hamlin is a manufacturer of sensor technology providing standard products and custom solutions for leading global manufacturers in the automotive and electronic industries. The acquisition allows the company to expand its automotive and electronics product offerings in the global sensor market in both the Automotive and Electronics business segments. Hamlin is headquartered in Lake Mills, Wisconsin and has manufacturing, engineering and sales offices in the U.S., Mexico, Europe and Asia. The company funded the acquisition with available cash raised from borrowings on the company’s new credit arrangement (See Note 7).

The following table sets forth the preliminary purchase price allocation, as of December 28, 2013, for Hamlin acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values. The company expects to finalize the purchase price allocation for Hamlin in the second quarter of 2014 as certain areas remain to be finalized; however, the adjustments are not anticipated to be significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition of Businesses, continued

Hamlin preliminary purchase price allocation (in thousands):
Cash	$15,984
Current assets, net	27,811
Property, plant and equipment	24,728
Goodwill	50,793
Distribution network	35,327
Patents and licenses	16,276
Trademarks	6,522
Non-current assets	2,452
Current liabilities	(7,309)
Non-current liabilities	(12,217)
$160,367

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

The company initially recorded a $2.1 million step-up of inventory to its fair value as of the acquisition date based on preliminary valuation. During the second and third quarters of 2013, as the remainder of this inventory was sold, cost of goods sold included $1.7 million and $0.4 million of non-cash charges for this step-up, respectively. During the fourth quarter of 2013, the inventory step-up valuation was finalized at $1.5 million which resulted in a $0.5 million non-cash credit to income in the fourth quarter of 2013.

The following unaudited pro forma results are provided below for the company’s acquisition of Hamlin and assume that the acquisition of Hamlin had been completed as of the beginning of fiscal year 2012.

	For the twelve months ended
	December 28, 2013	December 29, 2012
	(Unaudited)	(Unaudited)
Revenues	$789,224	$739,968
Net income	$89,083	$80,597
Net income per share:
Basic	$4.00	$3.69
Diluted	$3.96	$3.64
Weighted-average shares and equivalent shares outstanding:
Basic	22,315	21,822
Diluted	22,537	22,098

For the twelve months ended December 28, 2013, Hamlin added approximately $51.0 million in revenue and $1.2 million in net income to the company’s consolidated results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition of Businesses, continued

Terra Power Systems, LLC

On September 26, 2012, the company acquired 100% of Terra Power Systems, LLC (ìTerra Powerî), a U.S. manufacturer of electromechanical components including power distribution modules and fuse holders for commercial vehicle products in the automotive industry for $10.6 million. The acquisition allows the company to strengthen its position in the commercial vehicle products market by adding new products and new customers within its Automotive business unit segment. Terra Power is based in Bellingham, Washington. The company funded the acquisition with available cash.

All Terra Power goodwill and other assets and liabilities were recorded in the Automotive business unit segment and reflected in the Americas geographical area. The goodwill resulting from this acquisition consists largely of the company’s expected future product sales and synergies from combining Terra Power’s products with the company’s existing commercial vehicle product offerings. Goodwill for the above acquisition is deductible for tax purposes.

The following table sets forth the preliminary purchase price allocation for Terra Power acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values. The final purchase price allocation reflected below is based on internal estimates.

Terra Power final purchase price allocation (in thousands):
Cash	$105
Current assets, net	1,625
Property, plant and equipment	457
Goodwill	4,562
Other intangibles	4,064
Current liabilities	(213)
$10,600

Accel AB

On May 31, 2012, the company acquired 100% of ACCEL AB (ìAccelî), a manufacturer of advanced electromechanical products, including sensors and switches primarily for the automotive industry, for approximately $23.9 million. The acquisition allows the company to expand its automotive product offering and establish a presence in the growing automotive sensor market within its Automotive business unit segment. Accel is based in V‰nersborg, Sweden with a manufacturing facility located in Kaunas, Lithuania. The company funded the acquisition with available cash.

The following table sets forth the final purchase price allocation, as of December 29, 2012, for Accel acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition of Businesses, continued

Accel AB final purchase price allocation (in thousands):
Cash	$344
Current assets, net	8,643
Property, plant and equipment	3,731
Other assets	7
Goodwill	11,536
Distribution network	1,321
Trademarks	1,259
Patents and licenses	2,435
Current liabilities	(5,411)
$23,865

All Accel goodwill and other assets and liabilities were recorded in the Automotive business unit segment and reflected in the Europe geographical area. The distribution network is being amortized over three to 10 years. Trademarks are being amortized over five years. Patents and licenses are being amortized over 10 years. The goodwill resulting from this acquisition consists largely of the company’s expected future product sales and synergies from combining Accel’s products with the company’s existing product offerings. Goodwill for the above acquisition is not deductible for tax purposes.

As required by purchase accounting rules, the company recorded a $0.4 million step-up of inventory to its fair value as of the acquisition date. During the third quarter of 2012, as the inventory was sold, cost of goods sold included $0.4 million of non-cash charges for this step-up.

Selco A/S

On August 3, 2011, the company acquired 100% of Selco A/S (ìSelcoî), a manufacturer of relays and generator controls for the marine industry, for approximately $11.1 million. The acquisition allows the company to further expand its global relay business within its Electrical business unit segment. Selco is located in Roskilde, Denmark with a sales office located in Dubai, United Arab Emirates. The company funded the acquisition with available cash.

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
$11,132

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition of Businesses, continued

All Selco goodwill and other assets and liabilities were recorded in the Electrical business unit segment and reflected in the Europe geographical area. The goodwill resulting from this acquisition consists largely of the company’s expected future product sales and synergies from combining Selco’s products with the company’s existing product offerings. The distribution network is being amortized over three to 10 years. The trademarks are being amortized over five years. The patents and licenses are being amortized over 10 years. Goodwill for the above acquisition is not deductible for tax purposes.

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

3. Inventories

The components of inventories at December 28, 2013 and December 29, 2012 are as follows (in thousands):

	2013	2012
Raw materials	$28,228	$21,689
Work in process	17,576	11,868
Finished goods	46,787	42,023
Total	$92,591	$75,580

4. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by business unit segment are as follows at December 28, 2013 and December 29, 2012 (in thousands):

	2013	Additions (Reductions)(a)	Adjustments(c)	2012	Additions (Reductions)(b)	Adjustments(c)	2011
Electronics	$60,446	$24,031	$992	$35,423	$—	$447	$34,976
Automotive	84,981	26,762	1,964	56,255	16,098	970	39,187
Electrical	41,037	—	(877)	41,914	(143)	523	41,534
Total	$186,464	$50,793	$2,079	$133,592	$15,955	$1,940	$115,697

(a) Electronic additions of $24.0 million and automotive additions of $26.8 million in 2013 resulted from the acquisition of Hamlin.

(b) Automotive additions in 2012 of $16.1 million resulted from the acquisition of Accel and Terra Power. Electrical reductions in 2012 resulted from adjustments to the final purchase price allocation for the Selco acquisition.

(c) Adjustments reflect the impact of changes in foreign exchange rates.

There were no accumulated goodwill impairment losses at December 28, 2013, December 29, 2012 or December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Goodwill and Other Intangible Assets, continued

The company recorded amortization expense of $9.3 million in 2013, $6.1 million in 2012 and $6.6 million in 2011. The details of other intangible assets and related future amortization expense of existing intangible assets at December 28, 2013 and December 29, 2012 are as follows:

	2013			2012
(in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization
Patents, licenses and software(a)	11.0	$63,026	$37,860	11.8	$43,939	$32,795
Distribution network(a)	11.9	71,786	29,101	13.7	36,506	26,733
Customer lists, trademarks and tradenames(a)	12.7	39,310	14,293	13.3	33,122	11,099
Tradenames(b)	—	5,489	—	—	5,872	—
Total	11.4	$179,611	$81,254	12.2	$119,439	$70,627

(a) Increase to gross carrying value for in 2013 is related to the preliminary Hamlin acquisition purchase price allocation discussed in Note 2. Other changes are primarily due to the impact of foreign currency translation adjustments.

(b) Tradenames with indefinite lives.

Estimated amortization expense related to intangible assets with definite lives at December 28, 2013 is as follows (in thousands):

2014	$11,823
2015	10,874
2016	10,258
2017	8,752
2018	9,182
2019 and thereafter	41,980
$92,869

5. Other Investments

The company’s other investments represent shares of Polytronics Technology Corporation Ltd. (ìPolytronicsî), a Taiwanese company. The Polytronics investment was acquired as part of the Littelfuse GmbH acquisition. The company’s Polytronics shares held at the end of fiscal 2013 and 2012 represent approximately 7.2% of total Polytronics shares outstanding. The fair value of the Polytronics investment was Ä9.0 million (approximately $12.3 million) at December 28, 2013 and Ä7.8 million (approximately $10.3 million) at December 29, 2012. Included in 2013 other comprehensive income is an unrealized gain of $1.5 million, due to the increase in fair market value of the Polytronics investment. The remaining movement year over year was due to the impact of changes in exchange rates.

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

In 2011, the company invested $6.0 million in certain preferred stock of Shocking Technologies, Inc. (ìShockingî). Shocking is an early-stage company which is developing circuit protection products for the computer and telecommunications markets. At December 31, 2011, the company accounted for its investment at cost as it did not have significant influence over financing or operating activities. Total investment ownership in Shocking was $6.0 million or approximately 6.1% at December 31, 2011.

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

During the first quarter of 2013, the company fully impaired its investment in a loan receivable from Shocking owing to their filing for Chapter 7 bankruptcy on March 12, 2013. The impairment charge of approximately $10.7 million consisted of the remaining equity method investment of $8.7 million and a $2.0 million loan receivable, and reduced the carrying value of both the investment and loan receivable to zero at March 30, 2013.

During the fourth quarter of 2013, the company incurred a $6.1 million charge to income tax expense related to the company’s investment in Shocking which had been fully impaired and written off as described above. $3.3 million of this charge was pushed back to the first quarter of 2013 with the remaining $2.8 million (which related to the fourth quarter of 2012) recorded in the fourth quarter of 2013 as the correction of an immaterial error under ASC 250. This charge was determined to be a capital loss for tax purposes, instead of an ordinary loss as the company had previously determined in consultation with a third party expert.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investment in Unconsolidated Affiliate, continued

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

The selected quarterly financial data shown in Note 18 has been restated for the first quarter of 2013 and the first three quarters of 2012 to show the impact of the income tax charge discussed above and the above retroactive application of the equity method of accounting for Shocking.

7. Debt

The carrying amounts of debt at December 28, 2013 and December 29, 2012 are as follows (in thousands):

	2013	2012
Term loan	$98,750	$—
Revolving credit facility	121,000	84,000
Total debt	219,750	84,000
Less: Current maturities	126,000	84,000
Total long-term debt	$93,750	$—

Term Loan and Revolving Credit Facilities

On May 31, 2013, the company entered into a new credit agreement with J.P. Morgan Securities LLC for up to $325.0 million which consists of an unsecured revolving credit facility of $225.0 million and an unsecured term loan of $100.0 million. The new credit agreement is for a five year period. At December 28, 2013, the company had available $103.4 million of borrowing capacity under the revolving credit agreement at an interest rate of LIBOR plus 1.25% (1.42% as of December 28, 2013).

The credit agreement replaces the company’s previous credit agreement dated June 13, 2011 which was terminated on May 31, 2013.

The company incurred debt issuance costs of $0.8 million which will be amortized over the life of the new credit agreement.

On January 30, 2014, the company increased the unsecured revolving credit facility entered into on May 31, 2013, by $50.0 million thereby increasing the total revolver borrowing capacity from $225.0 million to $275.0 million. The company incurred debt issuance costs of $0.1 million which will be amortized over the life of the existing credit agreement

This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At December 28, 2013, the company was in compliance with all covenants under the revolving credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Debt, continued

The company assumed three credit lines with the acquisition of Hamlin totaling RMB 41.0 million (approximately $6.6 million) as of June 29, 2013 with expiration dates from August 23, 2013 through April 22, 2014. Two of these credit lines expired during the third quarter with the remaining credit line totaling RMB 20 million (approximately $3.3 million) as of December 28, 2013. No amounts were drawn under this line of credit at December 28, 2013.

The company assumed an agreement for the sale of debts to HSBC Invoice Finance (UK) Ltd. with the acquisition of Hamlin totaling $1.8 million GBP (approximately $2.7 million) as of June 29, 2013. The company terminated this agreement during the third quarter of 2013.

For the fiscal years ended December 28, 2013 and December 29, 2012, the company had $0.8 million outstanding in letters of credit. For the fiscal year ended December 31, 2011, the company had $2.3 million available in letters of credit. No amounts were drawn under these lines of credit at December 28, 2013.

Interest paid on debt was approximately $2.9 million in 2013, $1.7 million in 2012, and $1.7 million in 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Fair Value of Assets and Liabilities

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

Investment in Shocking Technologies, Inc.

The company had an investment in an unconsolidated affiliate, Shocking Technologies, Inc. (“Shocking”), as described in Note 6, for which the valuation model that was used to determine the fair value of Shocking was a discounted cash flow model to value Shocking’s equity and then an option pricing method to allocate the equity value to the various classes of stock in Shocking’s capital structure, including Series C and common shares held by the company. Significant unobservable inputs used included an expected two years until liquidity event, a volatility of 35% and a risk free rate of 0.44%. The investment is categorized as Level 3.

There were no changes during the year ended December 28, 2013 to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of December 28, 2013 and December 29, 2012, the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Fair Value of Assets and Liabilities, continued

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 28, 2013 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$12,286	$—	$—	$12,286
Total	$12,286	$—	$—	$12,286

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 29, 2012 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$10,327	$—	$—	$10,327
Investment in unconsolidated affiliate	—	—	8,666	8,666
Total	$10,327	$—	$8,666	$18,993

The company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The company’s long-term debt fair value approximates book value at December 28, 2013 and December 29, 2012.

10. Coal Mining Liability

Included in other long-term liabilities is an accrual related to former coal mining operations at Littelfuse GmbH (formerly known as Heinrich Industries, AG) for the amounts of €2.2 million ($3.1 million) and €2.4 million ($3.1 million) at December 28, 2013 and December 29, 2012, respectively.  Management accrues for losses associated with litigation and environmental claims based on management's best estimate of future costs when such losses are probable and reasonably able to be estimated.  Management, in conjunction with an independent third-party used to prepare an annual engineering study, performs an annual evaluation of the former coal mining operations in order to develop its estimate of their probable future obligations in regard to remediating the dangers (such as a shaft collapse) of abandoned coal mine shafts in the former coal mining operations.  The ultimate determination can only be done after respective investigations because the concrete conditions are mostly unknown at this time. The accrual is not discounted as management cannot reasonably estimate when such remediation efforts will take place.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Asset Impairments

The company recorded no impairments of assets during 2013. The carrying values of the company’s Assets held for sale are $5.5 million for the previously closed manufacturing facility in Des Plaines, Illinois as of December 28, 2013.

During 2012, the company recorded an asset impairment charge of approximately $0.5 million within selling, general and administrative expenses. This charge reflects the write-down of the company’s previously closed manufacturing facility in Dünsen, Germany to its net selling price. The charge was recognized as an ìotherî charge for segment reporting purposes. The Dünsen facility was sold during the fourth quarter of 2012. Also, during the third quarter of 2012, the company reclassified its Yangmei, Taiwan facility to Assets held for sale. The Yangmei facility was sold during the fourth quarter of 2012 and a gain of approximately $1.5 million was realized. In the fourth quarter of 2012, the company entered into a binding agreement for the future sale of its Des Plaines, Illinois property for $6.0 million on an installment basis over a three year period.

During 2011, the company recorded asset impairment charges of approximately $2.3 million within selling, general and administrative expenses. These charges resulted from the shut-down of the company’s manufacturing facility in D¸nsen, Germany during the third quarter of 2011 and continuing declines in commercial real estate prices affecting the value of the company’s previously closed manufacturing sites in Des Plaines, Illinois and Dundalk, Ireland. The charges were recognized as an ìotherî charge for segment reporting purposes. Impairment charges and fair value measurements related to these facilities were based on independent broker valuations (market approach) and are considered Level 3 measurements within the fair value hierarchy for financial reporting purposes. The carrying values of the company’s assets held for sale were $5.4 million for Des Plaines, $0.4 million for Dundalk and $0.8 million for Dünsen as of December 31, 2011.

12. Benefit Plans

The company has a company-sponsored defined benefit pension plan, the Littelfuse Inc. Retirement Plan, covering certain of its North American employees. The amount of the retirement benefit is based on years of service and final average pay. The plan also provides a temporary supplemental retirement income benefit to help retirees pay the cost of post-retirement medical coverage if the retiree has reached age 62 and has provided at least ten years of service prior to retirement. Such benefits generally cease once the retiree attains age 65. The plan was frozen in 2009. The company also has company-sponsored defined benefit pension plans covering employees in the U.K., Germany, Japan, Taiwan and the Philippines. The amount of the retirement benefits provided under the plans is based on years of service and final average pay.

During the fourth quarter of 2012, the company recorded $5.3 million in pension settlement and valuation charges. Approximately $5.1 million of these charges were classified in selling, general and administrative expenses and approximately $0.2 million were classified in cost of sales. During the fourth quarter of 2012, the company amended the Littelfuse Inc. Retirement Plan to allow participants who meet certain requirements to elect, during a limited window period, to receive their vested retirement benefits in a lump sum (or for certain participants annuity payments, on and after) December 1, 2012. The $5.1 million settlement charge recorded in selling, general and administrative expenses related to the amended Littelfuse, Inc. Retirement Plan represents the total amount for eligible participants who elected to receive their benefits under the amendment. The $0.2 million charge recorded in cost of sales is related to the company’s Taiwan manufacturing facility that was closed in 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Benefit Plans, continued

The company’s contributions are made in amounts sufficient to satisfy legal requirements. The company is not expected to be required to make a minimum funding contribution in accordance with the Employee Retirement Income Securities Act of 1974 (“ERISA”) for fiscal year 2014 but made a $5.0 million voluntary contribution to the Littelfuse, Inc. Retirement Plan in February 2014.

Total pension expense was $0.8 million, $5.4 million and $0.5 million in 2013, 2012 and 2011, respectively. The decrease in pension expense in 2013 was related to the pension settlement charge that was recorded in 2012 as described above. The increase in pension expense in 2012 was the result of the pension settlement charge as described above. The increase in pension expense in 2011 resulted from required service and interest costs exceeding net earnings from plan assets for the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Benefit Plans, continued

Benefit plan related information is as follows:

	2013			2012
(In thousands)	U.S.	Foreign	Total	U.S.	Foreign	Total
Change in benefit obligation:
Benefit obligation at beginning of year	$95,187	$15,406	$110,593	$94,383	$13,193	$107,576
Service cost	600	744	1,344	600	601	1,201
Interest cost	3,565	1,376	4,941	4,962	644	5,606
Curtailment (gain)	—	—	—	—	(87)	(87)
Net actuarial (gain) loss	(9,854)	1,111	(8,743)	20,333	2,562	22,895
Benefits paid from the trust	(5,076)	(1,755)	(6,831)	(21,566)	(1,201)	(22,767)
Benefits paid directly by company	—	(112)	(112)	—	(725)	(725)
Acquisition	—	31,041	31,041	—	—	—
Settlement (gain)	—	—	—	(3,525)	—	(3,525)
Effect of exchange rate movements	—	2,520	2,520	—	419	419
Benefit obligation at end of year	$84,422	$50,331	$134,753	$95,187	$15,406	$110,593

Change in plan assets at fair value:
Fair value of plan assets at beginning of year	$77,949	$10,952	$88,901	$81,201	$11,278	$92,479
Actual return on plan assets	5,875	(196)	5,679	8,314	604	8,918
Employer contributions	5,000	4,109	9,109	10,000	—	10,000
Benefits paid	(5,076)	(1,756)	(6,832)	(21,566)	(1,201)	(22,767)
Acquisition	—	26,904	26,904	—	—	—
Effect of exchange rate movements	—	2,464	2,464	—	271	271
Fair value of plan assets at end of year	83,748	42,477	126,225	77,949	10,952	88,901
Net amount recognized/(unfunded status)	$(674)	$(7,854)	$(8,528)	$(17,238)	$(4,454)	$(21,692)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$—	$—	$—	$—	$646	$646
Accrued benefit liability	(674)	(7,854)	(8,528)	(17,238)	(5,100)	(22,338)
Net liability recognized	$(674)	$(7,854)	$(8,528)	$(17,238)	$(4,454)	$(21,692)
Accumulated other comprehensive loss	$18,095	$5,594	$23,689	$29,406	$3,292	$32,698

Amounts recognized in accumulated other comprehensive income (loss), pre-tax consist of:

	2013			2012
(In thousands)	U.S.	Foreign	Total	U.S.	Foreign	Total
Net actuarial loss	$18,095	$5,594	$23,689	$29,406	$3,292	$32,698
Prior service (cost)	—	—	—	—	—	—
Net amount recognized / occurring, pre-tax	$18,095	$5,594	$23,689	$29,406	$3,292	$32,698

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Benefit Plans, continued

The estimated net actuarial loss (gain) which will be amortized from accumulated other comprehensive income (loss) into benefit cost in 2013 is less than $0.6 million.

	U.S.			Foreign
(In thousands)	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$600	$600	$560	$744	$601	$429
Interest cost	3,565	4,962	5,110	1,376	644	632
Expected return on plan assets	(5,360)	(6,620)	(6,518)	(1,207)	(480)	(507)
Amortization of prior service (credit)	—	—	—	—	(1)	(1)
Amortization of losses (gains)	942	338	748	130	63	25
Total cost of the plan for the year	(253)	(720)	(100)	1,043	827	578
Expected plan participants’ contributions	—	—	—	—	—	—
Net periodic benefit (credit) cost	(253)	(720)	(100)	1,043	827	578
Settlement loss	—	5,098	—	—	188	11
Total (income) expense for the year	$(253)	$4,378	$(100)	$1,043	$1,015	$589

Weighted average assumptions used to determine net periodic benefit cost for the years 2013, 2012 and 2011 are as follows:

	U.S.						Foreign
	2013	2012	2011				2013	2012	2011
Discount rate	3.9%	5.4%	5.9%	/	5.4%	(1)	4.5%	5.5%	5.3%
Expected return on plan assets	6.8%	7.8%	8.5%	/	7.5%	(2)	4.8%	4.5%	4.5%
Compensation increase rate	—	—	—				3.6%	5.6%	5.3%
Measurement dates	12/31/13	12/31/12	12/31/11				12/31/13	12/31/12	12/31/11

 (1)5.9% used for the Littelfuse, Inc. Retirement Plan, and 5.4% used for the Cole Hersee plan.

 (2)8.5% used for the Littelfuse, Inc. Retirement Plan, and 7.5% used for the Cole Hersee plan.

The accumulated benefit obligation for the U.S. defined benefit plan was $84.4 million and $95.2 million at December 28, 2013 and December 29, 2012, respectively. The accumulated benefit obligation for the foreign plans was $46.2 million and $12.5 million at December 28, 2013 and December 29, 2012, respectively.

Weighted average assumptions used to determine benefit obligations at year-end 2013, 2012 and 2011 are as follows:

	U.S.			Foreign
	2013	2012	2011	2013	2012	2011
Discount rate	4.8%	3.9%	5.4%	4.5%	4.2%	5.5%
Compensation increase rate	—	—	—	3.8%	6.3%	5.6%
Measurement dates	12/31/13	12/31/12	12/31/11	12/31/13	12/31/12	12/31/11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Benefit Plans, continued

Expected benefit payments to be paid to participants for the fiscal year ending are as follows (in thousands):

Year	U.S.	Foreign
2014	$5,303	$2,245
2015	5,310	2,106
2016	5,352	2,175
2017	5,405	2,238
2018	5,354	2,278

Defined Benefit Plan Assets

Based upon analysis of the target asset allocation and historical returns by type of investment, the company has assumed that the expected long-term rate of return will be 6.8% on the Littelfuse, Inc. domestic plan assets and 4.8% on foreign plan assets. Assets are invested to maximize long-term return taking into consideration timing of settlement of the retirement liabilities and liquidity needs for benefits payments. Pension plan assets were invested as follows, and were not materially different from the target asset allocation:

	U.S. Asset Allocation		Foreign Asset Allocation
	2013	2012	2013	2012
Equity securities	53%	53%	33%	3%
Debt securities	46%	46%	61%	95%
Cash	1%	1%	6%	2%
	100%	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Benefit Plans, continued

The following table presents the company’s pension plan assets measured at fair value by classification within the fair value hierarchy as of December 28, 2013 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equities:
MSCI Emg Mkts Index Fund	$—	$4,679	$—	$4,679
MSCI World Index Fund	—	39,332	—	39,332
Global Equity Index Fund	—	12,859	—	12,859
Philippine Stock	918	—	—	918
Fixed income:
Long U.S. Credit Corp Index Fund	—	24,830	—	24,830
Long U.S. Govt Bond Index Fund	—	8,269	—	8,269
High yield corporate bond funds	—	5,792	—	5,792
Investment grade corporate bond funds	9,637	—	—	9,637
Over 15y Gilts Index Fund	—	5,626	—	5,626
Act Agg Long Dat 50:50 Fixed Int Fund	—	5,174	—	5,174
AAA Fixed Int Over 15 Year Fund	—	5,394	—	5,394
Other	237	—	—	237
Cash and equivalents	3,478	—	—	3,478
Total pension plan assets	$14,270	$111,955	$—	$126,225

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Benefit Plans, continued

The following table presents the company’s pension plan assets measured at fair value by classification within the fair value hierarchy as of December 29, 2012 (in thousands):

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

Defined Contribution Plans

The company also maintains a 401(k) savings plan covering substantially all U.S. employees. The company matches 100% of the employee’s annual contributions for the first 4% of the employee’s eligible compensation. Employees are immediately vested in their contributions plus actual earnings thereon, as well as the company contributions. Company matching contributions amounted to $1.7 million, $1.5 million and $1.3 million in each of the years 2013, 2012 and 2011, respectively.

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

The company previously provided additional retirement benefits for certain key executives through its unfunded defined contribution Supplemental Executive Retirement Plan (“SERP”). The company amended the SERP during 2009 to freeze contributions and set the annual interest rate credited to the accounts until distributed at the five-year Treasury constant maturity rate. The charge to expense for the SERP plan amounted to $0.0 million, $0.1 million and $0.1 million in each of the years 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Shareholders’ Equity

Equity Plans: The company has equity-based compensation plans authorizing the granting of stock options, restricted shares, restricted share units, performance shares and other stock rights of employees and directors. As of December 28, 2013, there were approximately 1.2 million shares available for issuance of future awards under the company’s equity-based compensation plans.

Stock options granted prior to 2002 vested over a five-year period and are exercisable over a ten-year period commencing from the date of vesting. The stock options granted in 2002 through February 2005 vested over a five-year period and are exercisable over a ten-year period commencing from the date of the grant. Stock options granted after February 2005 vest over a three, four or five-year period and are exercisable over either a seven or ten-year period commencing from the date of the grant. Restricted shares and share units granted by the company vest over three to four years.

The following table provides a reconciliation of outstanding stock options for the fiscal year ended December 28, 2013.

	Shares Under Option	Weighted Average Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (000’s)
Outstanding December 29, 2012	788,450	$40.53
Granted	130,666	66.68
Exercised	(415,718)	35.31
Forfeited	(7,195)	31.09
Outstanding December 28, 2013	496,203	51.93	4.0	$20,216
Exercisable December 28, 2013	254,978	39.71	2.4	13,504

The following table provides a reconciliation of non-vested restricted share and share unit awards for the fiscal year ended December 28, 2013.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested December 29, 2012	183,287	$53.18
Granted	103,042	65.47
Vested	(97,518)	46.24
Forfeited	(4,238)	60.06
Nonvested December 28, 2013	184,573	63.56

The total intrinsic value of options exercised during 2013, 2012 and 2011 was $15.3 million, $9.8 million, and $15.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Shareholders’ Equity, continued

The company recognizes compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the awards. At December 28, 2013, the unrecognized compensation cost for options, restricted shares and performance shares was $9.3 million before tax, and will be recognized over a weighted-average period of 1.9 years. Compensation cost included as a component of selling, general and administrative expense for all equity compensation plans discussed above was $8.9 million, $7.3 million and $5.8 million for 2013, 2012 and 2011, respectively. The total income tax benefit recognized in the Consolidated Statements of Net Income was $3.2 million, $2.6 million and $2.1 million for 2013, 2012 and 2011, respectively.

The company uses the Black-Scholes option valuation model to determine the fair value of awards granted. The weighted average fair value of and related assumptions for options granted are as follows:

	2013	2012	2011
Weighted average fair value of options granted	$23.90	$23.38	$24.25
Assumptions:
Risk-free interest rate	0.70%	0.89%	2.07%
Expected dividend yield	1.20%	1.14%	0.97%
Expected stock price volatility	45.0%	46.0%	46.0%
Expected life of options (years)	5.1	5.1	5.1

Expected volatilities are based on the historical volatility of the company’s stock price. The expected life of options is based on historical data for options granted by the company and the SEC simplified method. The risk-free rates are based on yields available at the time of grant on U.S. Treasury bonds with maturities consistent with the expected life assumption.

Accumulated Other Comprehensive Income (Loss) (AOCI): The following table sets forth the changes in the components of AOCI by component for fiscal years 2013, 2012 and 2011 (in thousands):

	Pension liability adjustments (a)	Gain on investments (b)	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)
Balance at December 30, 2011	$(13,578)	$6,642	$15,567	$8,631
2012 activity	(7,301)	1,225	13,993	7,917
Balance at December 29, 2012	(20,879)	7,867	29,560	16,548
2013 activity	3,739	1,526	(1,396)	3,869
Balance at December 28, 2013	$(17,140)	$9,393	$28,164	$20,417

(a) Net of tax of $6,253, $11,819, and $7,186 for 2013, 2012 and 2011, respectively.

(b) Net of tax of $0, $0 and $0 for 2013, 2012 and 2011, respectively.

Preferred Stock: The Board of Directors may authorize the issuance of preferred stock from time to time in one or more series with such designations, preferences, qualifications, limitations, restrictions and optional or other special rights as the Board may fix by resolution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Shareholders’ Equity, continued

The Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2013 to April 30, 2014. The company did not repurchase any shares in fiscal 2013 and 1,000,000 shares remain available for purchase under the initial program as of December 28, 2013.

14. Income Taxes

Domestic and foreign income (loss) before income taxes is as follows (in thousands):

	2013	2012	2011
Domestic	$20,254	$17,490	$25,206
Foreign	103,982	82,562	89,895
Income before income taxes	$124,236	$100,052	$115,101

Federal, state and foreign income tax (benefit) expense consists of the following (in thousands):
Current:
Federal	$8,265	$5,934	$6,663
State	2,084	1,217	1,647
Foreign	18,462	20,230	21,130
Subtotal	28,811	27,381	29,440
Deferred:
Federal and State	3,251	(6,115)	(700)
Foreign	3,389	3,454	(663)
Subtotal	6,640	(2,661)	(1,363)
Provision for income taxes	$35,451	$24,720	$28,077

A reconciliation between income taxes computed on income before income taxes at the federal statutory rate and the provision for income taxes is provided below (in thousands):

	2013	2012	2011
Tax expense at statutory rate of 35%	$43,481	$35,018	$40,284
State and local taxes, net of federal tax benefit	1,076	536	1,484
Foreign income tax rate differential	(15,497)	(11,146)	(13,052)
Capital loss valuation allowance	6,085	—	—
Tax on unremitted earnings	(349)	—	(254)
Other, net	655	312	(385)
Provision for income taxes	$35,451	$24,720	$28,077

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes, continued

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting bases and the tax bases of the company’s assets and liabilities. Significant components of the company’s deferred tax assets and liabilities at December 28, 2013 and December 29, 2012, are as follows (in thousands):

	2013	2012
Deferred tax assets:
Accrued expenses	$16,958	$21,308
Foreign tax credit carryforwards	6,263	9,638
R&D credit carryforwards	147	147
AMT credit carryforwards	1,128	1,306
Accrued restructuring	45	310
Equity investments	—	2,787
Capital losses	6,085	—
Domestic and foreign net operating loss carryforwards	890	2,330
Gross deferred tax assets	31,516	37,826
Less: Valuation allowance	(6,250)	(784)
Total deferred tax assets	25,266	37,042

Deferred tax liabilities:
Tax depreciation and amortization in excess of book	21,525	16,713
Other	—	349
Total deferred tax liabilities	21,525	17,062

Net deferred tax assets	$3,741	$19,980

The deferred tax asset valuation allowance is related to a U.S. capital loss carryover which is not expected to be realized and certain foreign net operating losses. The remaining domestic and foreign net operating losses either have no expiration date or are expected to be utilized prior to expiration. The foreign tax credit carryforwards begin to expire in 2018. The company paid income taxes of approximately $30.4 million, $23.8 million and $27.1 million in 2013, 2012 and 2011, respectively.

U.S. income taxes were not provided on a cumulative total of approximately $288.1 million of undistributed earnings for certain non-U.S. subsidiaries as of December 28, 2013, and accordingly, no deferred tax liability has been established relative to these earnings. The determination of the deferred tax liability associated with the distribution of these earnings is not practicable. The company has three subsidiaries in China on “tax holidays.” The “tax holidays” begin to expire over the next two years if the company is not granted extensions which are in process. Such “tax holidays” contributed approximately $3.2 million in tax benefits ($0.14 per diluted share) during 2013 with similar amounts expected in future years while “tax holidays” are in effect.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 28, 2013, December 29, 2012 and December 31, 2011 is as follows (in thousands):

Balance at January 2, 2011	$112
Increases/decreases for tax positions taken in the current year	—
Additions for tax positions taken in prior years	—
Settlements	—
Lapses of statute of limitations	—
Balance at December 31, 2011, December 29, 2012 and December 28, 2013	$112

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes, continued

The amount of unrecognized tax benefits at December 28, 2013 was approximately $0.1 million. Of this total, approximately $0.1 million represents the amount of tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The company does not reasonably expect a decrease in unrecognized tax benefits in the next 12 months. None of the positions included in unrecognized tax benefits are related to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The U.S. federal statute of limitations remains open for 2010 onward. Foreign and U.S. state statute of limitations generally range from three to seven years. The company is currently under examination in Illinois for tax years 2010 through 2011. The company does not expect to recognize a significant amount of additional tax expense as a result of concluding the Illinois tax audit. The company acquired a subsidiary during 2013 that is currently under audit in Germany for the tax years 2008 through 2010. The company is indemnified for any tax liabilities incurred upon conclusion of this audit.

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

•

Electronics. Provides circuit protection components and expertise to leading global manufacturers of a wide range of electronic products including mobile phones, computers, LCD TVs, telecommunications equipment, medical devices, lighting products and white goods. The Electronics business segment has the broadest product offering in the industry including fuses and protectors, positive temperature coefficient (ìPTCî) resettable fuses, varistors, polymer electrostatic discharge (ìESDî) suppressors, discrete transient voltage suppression (ìTVSî) diodes, TVS diode arrays and protection thyristors, gas discharge tubes, power switching components and fuseholders, blocks and related accessories.

•

Automotive. Provides circuit protection products to the worldwide automotive original equipment manufacturers (ìOEMî) and parts distributors of passenger automobiles, trucks, buses and off-road equipment. The company also sells its fuses in the automotive replacement parts market. Products include blade fuses, high current fuses, battery cable protectors and varistors.

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

15. Business Unit Segment Information, continued

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

The company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	2013	2012	2011
Net sales
Electronics	$367,052	$329,466	$354,487
Automotive	267,207	206,222	197,586
Electrical	123,594	132,225	112,882
Total net sales	$757,853	$667,913	$664,955

Depreciation and amortization
Electronics	$20,735	$20,741	$22,324
Automotive	9,928	6,822	5,992
Electrical	3,817	3,870	3,936
Total depreciation and amortization	$34,480	$31,433	$32,252

Operating income (loss)
Electronics	$69,559	$51,422	$62,982
Automotive	39,170	29,817	30,002
Electrical	24,363	32,794	28,902
Other (1)	(3,211)	(7,163)	(7,982)
Total operating income	129,881	106,870	113,904
Interest expense	2,917	1,701	1,691
Impairment and equity in net loss of unconsolidated affiliate (2)	10,678	7,334	—
Foreign exchange (gain) loss	(3,303)	3,179	1,238
Other expense (income), net	(4,646)	(5,396)	(4,126)
Income before income taxes	$124,235	$100,052	$115,101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Business Unit Segment Information, continued

(Table continued from prior page.)

(1)

Included in "Other" Operating income (loss) for 2013 are acquisition related fees ($1.7 million included in Selling, general and administrative expenses ("SG&A")) and non-cash charges for the sale of inventory that had been stepped-up to fair value at the acquisition date of Hamlin ($1.5 million included in Cost of sales ("COS")) (See Note 2).

Included in "Other" Operating income (loss) for 2012 are acquisition related fees ($1.0 million included in SG&A), non-cash charges for the sale of inventory that had been stepped-up to fair value at the acquisition date of Accel and Terra Power ($0.6 million included in COS), charges related to a pension liability settlement ($5.1 million included in SG&A) (see Note 12), and asset impairment charges related to the sale of the Dünsen, Germany facility ($0.5 million included in SG&A) (See Note 11).

Included in "Other" Operating income (loss) for 2011 are acquisition related fees ($1.0 million included in SG&A), a non-cash charge for the sale of inventory that had been stepped-up to fair value at the acquisition date of Cole Hersee ($3.7 million included in COS), asset impairment charges related to closure of the company’s Des Plaines, Illinois ($0.8 million), Dundalk, Ireland ($0.6 million) and Dünsen, Germany ($0.9 million) manufacturing facilities (all included in SG&A) (see Note 11) and purchase accounting adjustments related to the Selco acquisition ($0.7 million included in COS).

(2)

During the first quarter of 2013, the company recorded approximately $10.7 million related to the impairment of Shocking Technologies. During the fourth quarter of 2012, the company recorded approximately $7.3 million related to the impairment and equity in net loss of its investment in Shocking Technologies (See Note 6).

The company’s significant net sales and long-lived assets by country for the fiscal years ended 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011
Net sales
United States	$274,666	$222,530	$223,701
China	158,494	142,553	148,717
Other countries	324,693	302,830	292,537
Total net sales	$757,853	$667,913	$664,955

Long-lived assets
United States	$27,294	$14,433	$15,814
China	45,843	41,504	43,386
Canada	14,429	13,839	11,795
Other countries	62,607	51,135	47,889
Total long-lived assets	$150,173	$120,911	$118,884

For the year ended December 28, 2013, approximately 64% of the company’s net sales were to customers outside the United States (exports and foreign operations) including 20% to China. No single customer accounted for more than 10% of net sales during the last three years.

16. Lease Commitments

The company leases certain office and warehouse space as well as certain machinery and equipment under non-cancellable operating leases. Rent expense under these leases was approximately $8.9 million in 2013, $9.1 million in 2012 and $7.1 million in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Lease Commitments, continued

Rent expense is recognized on a straight-line basis over the term of the leases. The difference between straight-line basis rent and the amount paid has been recorded as accrued lease obligations. The company also has leases that have lease renewal provisions. As of December 28, 2013, all operating leases outstanding were with third parties. The company did not have any capital leases as of December 28, 2013.

Future minimum payments for all non-cancelable operating leases with initial terms of one year or more at December 28, 2013 are as follows (in thousands):

2014	$8,460
2015	5,316
2016	4,409
2017	3,435
2018	3,178
2019 and thereafter	15,746
$40,544

17. Earnings Per Share

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Earnings Per Share, continued

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

(In thousands, except per share amounts)	2013	2012	2011

Net income as reported	$88,784	$75,332	$87,024
Less: Distributed earnings available to participating securities	(35)	(30)	(16)
Less: Undistributed earnings available to participating securities	(16)	(98)	(288)
Numerator for basic earnings per share —
Undistributed and distributed earnings available to common shareholders	$88,733	$75,204	$86,720
Add: Undistributed earnings allocated to participating securities	16	98	288
Less: Undistributed earnings reallocated to participating securities	(16)	(97)	(283)
Numerator for diluted earnings per share —
Undistributed and distributed earnings available to common shareholders	$88,733	$75,205	$86,725
Denominator for basic earnings per share —
Weighted-average shares	22,315	21,822	21,901
Effect of dilutive securities:
Common stock equivalents	222	276	354
Denominator for diluted earnings per share —
Adjusted for weighted-average shares & assumed conversions	22,537	22,098	22,255
Basic earnings per share	$3.98	$3.45	$3.96
Diluted earnings per share	$3.94	$3.40	$3.90

The following potential shares of common stock attributable to stock options were excluded from the earnings per share calculation because their effect would be anti-dilutive: 96,401 in 2013; 159,983 in 2012; and 85,563 in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Selected Quarterly Financial Data (Unaudited)

The quarterly periods listed in the table below for 2013 are for the 13-weeks ending December 28, 2013, September 28, 2013, June 29, 2013 and March 30, 2013 respectively. The quarterly periods for 2012 are for the 13-weeks ending December 29, 2012, September 29, 2012, June 30, 2012 and March 31, 2012, respectively.

(In thousands, except per share data)

	2013				2012
	4Qa	3Qb	2Qc	1Qd	4Qe	3Qf	2Q	1Qg
Net sales	$198,129	$201,040	$187,766	$170,918	$158,794	$172,688	$175,853	$160,578
Gross profit	77,109	80,960	73,557	64,606	59,407	68,636	69,562	60,862
Operating income	32,823	37,559	31,382	28,117	18,019	30,931	32,096	25,824
Net income (as previously reported)	23,658	26,990	26,648	14,794	9,841	23,998	23,604	17,889
Equity method loss adjustments(g)	—	—	—	—	2,188	(1,220)	(641)	(326)
Tax adjustment(d)	—	—	—	(3,306)	—	—	—	—
Net income (Q1 2013 as restated)	23,658	26,990	26,648	11,488	12,029	22,778	22,963	17,563
Net income per share (as reported):
Basic	$1.05	$1.20	$1.19	$0.67	$0.45	$1.09	$1.08	$0.83
Diluted	$1.04	$1.19	$1.18	$0.66	$0.44	$1.08	$1.07	$0.81
Impact of equity method loss adjustments:
Basic	$—	$—	$—	$—	$0.10	$(0.05)	$(0.03)	$(0.02)
Diluted	$—	$—	$—	$—	$0.09	$(0.05)	$(0.03)	$(0.01)
Impact of tax adjustment:
Basic	$—	$—	$—	$(0.15)	$—	$—	$—	$—
Diluted	$—	$—	$—	$(0.15)	$—	$—	$—	$—
Net income per share (Q1 2013 as restated):
Basic	$1.05	$1.20	$1.19	$0.52	$0.55	$1.04	$1.05	$0.81
Diluted	$1.04	$1.19	$1.18	$0.51	$0.53	$1.03	$1.04	$0.80

a – In the fourth quarter of 2013, the company recorded a $2.8 million charge to income tax expense related to the company’s impairment of its investment in Shocking Technologies in the fourth quarter of 2012. (See Note 6). The company also recorded a $0.5 million non-cash credit related to the step-up of inventory from the Hamlin acquisition (See Note 2) and $0.2 million in acquisition expenses for the Hamlin acquisition.

b – In the third quarter of 2013, the company recorded a $0.3 million non-cash charge related to the step-up of inventory from the Hamlin acquisition (See Note 2). The company also recorded $0.3 million in acquisition charges related to the Hamlin acquisition.

c – In the second quarter of 2013, the company recorded a $1.7 million non-cash charge related to step-up of inventory from the Hamlin acquisition (See Note 2). The company also recorded $1.2 million in acquisition charges related to the Hamlin acquisition.

d – In the first quarter of 2013, the company recorded a $10.7 million charge related to the impairment of Shocking Technologies. Additionally, the company restated net income for a $3.3 million charge to income tax expense related to the company’s investment in Shocking Technologies (See Note 6).

e – In the fourth quarter of 2012, the company recorded a $7.3 million charge related to the impairment and equity method losses of Shocking Technologies. (See Note 6). The company also recorded a $5.1 million charge related to a pension settlement (See Note 12).

f – In the third quarter of 2012, the company recorded $0.5 million charge related to the impairment of the Dünsen, Germany property (See Note 11). The company also recorded $0.6 million in acquisition charges related to the Accel and Terra Power acquisitions and $0.4 million of non-cash charges related to the step-up of inventory from the Accel acquisition (See Note 2).

g – In the first quarter of 2012, the company recorded a $0.2 million non-cash charge related to the step-up of inventory from the Selco acquisition (See Note 2).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Subsequent Event

On January 6, 2014, the company announced that it had acquired 100% of SymCom, Inc. (“SymCom”) for $52.0 million net of cash acquired. Headquartered in Rapid City, South Dakota, SymCom provides overload relays and pump controllers primarily to the industrial market. The company is in the process of determining the fair value of assets and liabilities acquired for the SymCom acquisition. The fair value of net assets was not available at the time this report was filed.

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

On May 31, 2013, the company acquired 100% of Hamlin, Inc. (“Hamlin”) from Key Safety Systems for $144.4 million (net of cash acquired). Hamlin is a manufacturer of sensor technology providing standard products and custom solutions for leading global manufacturers in the automotive and electronic industries. The company is now integrating processes, employees, technologies, systems and operations of Hamlin into Littelfuse. As permitted by the rules and regulations of the SEC we have excluded Hamlin from our assessment of our control over financial reporting as of December 28, 2013. Management will continue to evaluate internal controls as we complete Hamlin’s integration. As of December 28, 2013, Hamlin represented 18.3% of Littelfuse total assets, 6.7% of total net revenue and 1.9% of consolidated operating income for the year ended.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation. A material weakness is a deficiency, or a combination of deficiencies, in the internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statement will not be prevented or detected on a timely basis.

Littelfuse management, including the company’s principal executive officer and principal financial officer, assessed the effectiveness of the company’s internal control over financial reporting as of December 28, 2013, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (“COSO”). Based on this assessment, the company’s management concluded that, as of December 28, 2013, the company’s internal control over financial reporting was not effective, due to the material weakness noted below:

A material weakness in internal control over financial reporting relating to the company’s evaluation of the income tax considerations, including deferred tax valuation allowances, relating to the write-off of its investment in Shocking Technologies, Inc. during the first quarter of 2013.

Material Weakness and Related Remediation Initiatives – Income Taxes

Management has commenced steps to remediate the above material weakness associated with this misstatement and has begun the process of implementing an enhanced process to review and approve the income tax accounting treatment for any material items that are of an unusual or complex nature. In accordance with the company’s internal control over financial reporting compliance program, however, the material weakness designation cannot be remediated fully until the remediation processes have been operational for a period of time and successfully tested. Such remediation is not anticipated to be complete until later in 2014.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 28, 2013. Their report appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Except as has been described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the 12 months or fiscal quarter ended December 28, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

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

As of December 28, 2013, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures were not effective, for the reasons set forth above.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers of the Registrant

The executive officers of the company are as follows:

Name	Age	Position
Gordon Hunter	62	Chairman of the Board of Directors, President and Chief Executive Officer
David W. Heinzmann	50	Chief Operating Officer
Philip G. Franklin	62	Sr. Vice President and Chief Financial Officer
Ryan K. Stafford	46	Sr. Vice President and Chief Legal and Human Resources Officer
Dal Ferbert	60	Vice President and General Manager of the Electrical Business Unit
Dieter Roeder	57	Vice President and General Manager of the Automotive Business Unit
Deepak Nayar	54	Vice President and General Manager of the Electronics Business Unit
Ian Highley	50	Vice President and General Manager of Semiconductor Products
Daniel F. Stanek	43	Vice President and General Manager of Protection Relays and Custom Products
Michael P. Rutz	42	Vice President Supply Chain & Operational Excellence
Mary S. Muchoney	68	Corporate Secretary

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

David W. Heinzmann, Chief Operating Officer, is responsible for Littelfuse’s business unit leadership, manufacturing and supply chain groups for all three of the company’s business units. Mr. Heinzmann began his career at the company in 1985 and possesses a broad range of experience within the organization. He has held positions as a Manufacturing Manager, Quality Manager, Plant Manager and Product Development Manager. Mr. Heinzmann also served as Director of Global Operations of the Electronics Business Unit from early 2000 through 2003. He served as Vice President and General Manager, Automotive Business Unit, from 2004 through August 2007 and as Vice President, Global Operations from September 2007 until January 2014, when he was promoted to his current position.

Philip G. Franklin, Senior Vice President and Chief Financial Officer, joined the company in 1998 and is responsible for finance and accounting, investor relations, mergers and acquisitions, and information systems. Prior to joining Littelfuse, Mr. Franklin was Vice President and Chief Financial Officer for OmniQuip International, a private equity sponsored roll-up in the construction equipment industry, which he helped take public. Before that, Mr. Franklin served as Chief Financial Officer for both Monarch Marking Systems, a subsidiary of Pitney Bowes, and Hill Refrigeration, a company controlled by Sam Zell. Earlier in his career, he worked in a variety of finance and general management positions at FMC Corporation. Mr. Franklin currently serves on the Board of Directors of TTM Technologies, where he is Chairman of the Audit Committee.

Executive Officers of the Registrant, continued

Ryan K. Stafford, Senior Vice President and Chief Legal and Human Resources Officer, leads the company’s legal, compliance, internal audit, human resources and corporate marketing and communications functions. Mr. Stafford joined the company’s executive team as its first general counsel in January 2007. Prior to joining the company, Mr. Stafford served in a number of roles at Tyco International Ltd., including Vice President of China Operations and Vice President & General Counsel for its Engineered Products & Services business segment. Prior to that he was with the law firm Sulloway & Hollis P.L.L.C.

Dal Ferbert, Vice President and General Manager, Electrical Business Unit, is responsible for the daily operations, sales, marketing and strategic planning efforts of the company’s electrical fuse products for the Electrical Business Unit. Mr. Ferbert joined the company in 1976 as a member of the electronic distributor sales team. From 1980 to 1989 he served in the Materials Management Department as a buyer and then Purchasing Manager. In 1990, he was promoted to National Sales Manager of the Electrical Business Unit and then promoted to his current position in 2004.

Dieter Roeder, Vice President and General Manager, Automotive Business Unit, is responsible for marketing, sales, product development and customer relationships for all automotive business reporting units which include passenger car products, automotive sensor products and commercial vehicle products. Mr. Roeder joined the company in 2005 leading the Automotive Business Unit’s European sales team, based in Germany, before he was promoted to his current position in August 2007. Prior to joining the company, Mr. Roeder served as Director of Business Development Europe for TDS Automotive from 2002 to 2005. Before that, Mr. Roeder spent 10 years with Raychem GmbH (later Tyco Electronics) where he had various sales and marketing responsibilities within the European automotive industry.

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

Daniel F. Stanek, Vice President and General Manager, Protection Relay and Custom Products, is responsible for the general management of sales, marketing and manufacturing operations of the company’s protection relay and custom products of the Electrical Business Unit operations located in Rapid City, SD, USA, Saskatoon, Canada and Roskilde, Denmark. Mr. Stanek joined the company in 1993 and has held a broad range of positions with marketing, strategic planning and acquisition responsibility.  Most recently, Mr. Stanek served as General Manager of Littelfuse Startco from 2009 to 2012 before he was promoted to his current position in March 2012.

Michael P. Rutz, Vice President Supply Chain & Operational Excellence, is responsible for the company's sourcing, supplier development, supply chain, quality and manufacturing engineering services. From August 2011 until February 2014, Mr. Rutz was Senior Vice President Global Supply Chain at WMS Industries Inc., a Chicago-based manufacturer of equipment and software for the gaming industry. Prior to that, Mr. Rutz served for 16 years, in various positions of increasing responsibility, at Motorola Solutions, Inc., most recently as Vice President of Networks Supply Chain from 2009 until August 2011.

Executive Officers of the Registrant, continued

Mary S. Muchoney has served as Corporate Secretary since 1991, after joining Littelfuse in 1977. She is responsible for providing all secretarial and administrative functions for the President and Littelfuse Board of Directors. Ms. Muchoney is a member of the Society of Corporate Secretaries & Governance Professionals.

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

If the company makes substantive amendments to the code of conduct or grants any waiver to its Chief Executive Officer, Chief Financial Officer or persons performing similar functions, Littelfuse will disclose the nature of such amendment or waiver on its website or in a Current Report on Form 8-K in accordance with applicable rules and regulations. The information contained on or connected to the company’s website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report Littelfuse files or furnishes with the SEC. There have been no material changes to the procedures by which security holders may recommend nominees to the company’s Board of Directors in 2013.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information set forth under “Audit and Non-Audit Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

(1)	The following Financial Statements are filed as a part of this report:
(i)	Reports of Independent Registered Public Accounting Firm (pages 41-43).
(ii)	Consolidated Balance Sheets as of December 28, 2013, and December 29, 2012 (page 44).
(iii)	Consolidated Statements of Net Income for the years ended December 28, 2013, December 29, 2012, and December 31, 2011 (page 45).
(iv)	Consolidated Statements of Comprehensive Income for the years ended December 28, 2013, December 29, 2012, and December 31, 2011 (page 45).
(v)	Consolidated Statements of Cash Flows for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, (page 46).
(vi)	Consolidated Statements of Equity for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, (page 47).
(vii)	Notes to Consolidated Financial Statements (pages 48-82).

(2)	The following Financial Statement Schedule is submitted herewith for the periods indicated therein.
(i)	Schedule II - Valuation and Qualifying Accounts and Reserves (page 89).

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits. See Exhibit Index on pages 91-94.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands of USD)

Description	Balance at Beginning of Year	Charged to Costs and Expenses (1)	Deductions (2)	Other (3)	Balance at End of Year

Year ended December 28, 2013
Allowance for losses on accounts receivable	$705	$2,289	$2,316	$112	$790
Reserves for sales discounts and allowances	$12,803	$77,659	$74,432	$87	$16,117
Deferred tax valuation allowance	$784	$6,085	$619	$—	$6,250

Year ended December 29, 2012
Allowance for losses on accounts receivable	$394	$242	$51	$120	$705
Reserves for sales discounts and allowances	$11,912	$68,004	$67,055	$(58)	$12,803
Deferred tax valuation allowance	$708	$76	$—	$—	$784

Year ended December 31, 2011
Allowance for losses on accounts receivable	$1,127	$444	$953	$(224)	$394
Reserves for sales discounts and allowances	$12,342	$61,031	$61,681	$220	$11,912
Deferred tax valuation allowance	$708	$—	$—	$—	$708

(1)	Includes provision for doubtful accounts, sales returns and sales discounts granted to customers.
(2)	Represents uncollectible accounts written off, net of recoveries and credits issued to customers and the write-off of certain deferred tax assets that previously had full valuation allowances.
(3)	Represents business acquisitions and foreign currency translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littelfuse, Inc.

By	/s/ Gordon Hunter
Gordon Hunter,
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: February 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 25, 2014 and in the capacities indicated.

/s/ Gordon Hunter	Chairman of the Board of Directors, President and
Gordon Hunter	Chief Executive Officer (Principal Executive Officer)

/s/ Tzau-Jin Chung	Director
Tzau-Jin Chung

/s/ Cary T. Fu	Director
Cary T. Fu

/s/ Anthony Grillo	Director
Anthony Grillo

/s/ John E. Major	Director
John E. Major

/s/ William P. Noglows	Director
William P. Noglows

/s/ Ronald L. Schubel	Director
Ronald L. Schubel

/s/ Philip G. Franklin	Senior Vice President and Chief Financial Officer (Principal Financial and Principal
Philip G. Franklin	Accounting Officer)

 EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 0-20388) are incorporated herein by reference:

Exhibit No.	Description

2.1+

Stock Purchase Agreement, dated as of April 15, 2013, by and among Littelfuse, Inc. and Key Safety Systems, Inc. (filed as Exhibit 2.1 to the company’s Current Report on form 8-K dated April 15, 2013).

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

10.1

Amendment to Non-Qualified Stock Option Agreement and Agreement for Deferred Compensation between Littelfuse, Inc., and Gordon Hunter (filed as Exhibit 10.27 to the company’s Form 10-K for the fiscal year ended December 31, 2005).++

10.2

Amended and Restated Employment Agreement dated as of December 31, 2007, between Littelfuse, Inc., and Gordon Hunter (filed as Exhibit 10.1 to the company’s Form 10-K for the fiscal year ended December 29, 2007).++

10.3

Change of Control Agreement effective as of January 1, 2012, between Littelfuse, Inc., and Gordon Hunter (filed as Exhibit 10.3 to the company’s Form 10-K for the fiscal year ended December 31, 2011).++

10.4

Change of Control Agreement effective as of January 1, 2012, between Littelfuse, Inc., and Philip G. Franklin (filed as Exhibit 10.4 to the company’s Form 10-K for the fiscal year ended December 31, 2011).++

10.5

Change of Control Agreement effective as of January 1, 2012, between Littelfuse, Inc., and David W. Heinzmann (filed as Exhibit 10.5 to the company’s Form 10-K for the fiscal year ended December 31, 2011).++

10.6

Change of Control Agreement effective as of January 1, 2012, between Littelfuse, Inc., and Hugh Dalsen Ferbert (filed as Exhibit 10.6 to the company’s Form 10-K for the fiscal year ended December 31, 2011).++

10.7

Change of Control Agreement effective as of January 1, 2012, between Littelfuse, Inc., and Ryan K. Stafford (filed as Exhibit 10.7 to the company’s Form 10-K for the fiscal year ended December 31, 2011).++

10.8	Change of Control Agreement effective as of May 17, 2012, between Littelfuse, Inc., and Dan Stanek (filed as Exhibit 10.8 to the company’s Form 10-K for the fiscal year ended December 29, 2012).++.

10.9	Change of Control Agreement effective as of May 17, 2012, between Littelfuse, Inc., and Ian Highley (filed as Exhibit 10.9 to the company’s Form 10-K for the fiscal year ended December 29, 2012).++.

10.10	Summary of Director Compensation (filed as Exhibit 10.18 to the company’s Form 10-K for the fiscal year ended December 29, 2007).++

10.11	Amended and restated Littelfuse, Inc. 401(k) Retirement and Savings Plan (filed as Exhibit 10.1 to the company’s Form 8-K dated October 9, 2009).++

10.12	1993 Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).++

Exhibit No.	Description

10.13

Form of Non-Qualified Stock Option Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc. for employees of the company (filed as Exhibit 99.1 to the company’s Current Report on Form 8-K dated November 8, 2004).++

10.14

Form of Performance Shares Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc. (filed as Exhibit 10.23 to the company’s Form 10-K for the fiscal year ended January 1, 2005).++

10.15

Form of Non-Qualified Stock Option Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc., for non-employee directors of the company (filed as Exhibit 10.24 to the company’s Form 10-K for the fiscal year ended January 1, 2005).++

10.16	Stock Plan for New Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.2 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).++

10.17	Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.3 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).++

10.18	Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit A to the company’s Proxy Statement for Annual Meeting of Stockholders held on May 5, 2006).++

10.19

First Amendment to the Littelfuse, Inc., Equity Incentive Compensation Plan dated as of July 28, 2008 (filed as Exhibit 10.2 to the company’s Form 10-Q for the quarterly period ended March 28, 2009).++

10.20	Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 99.4 to the company’s Current Report on Form 8-K dated May 5, 2006).++

10.21	Form of Performance Shares Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 99.1 to the company’s Current Report on Form 8-K dated March 12, 2008).++

10.22	Littelfuse, Inc., Outside Directors’ Stock Option Plan (filed as Exhibit B to the company’s Proxy Statement for Annual Meeting of Stockholders held on May 5, 2006).++

10.23	Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc., Outside Directors Stock Option Plan (filed as Exhibit 99.6 to the company’s Current Report on Form 8-K dated May 5, 2006).++

10.24	Littelfuse, Inc., Outside Directors’ Equity Plan (filed as Exhibit A to the company’s Proxy Statement for Annual Meeting of Stockholders held on April 27, 2007).++

10.25	First Amendment to the Littelfuse, Inc., Outside Directors’ Equity Plan, dated as of July 28, 2008 (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended March 28, 2009).++

10.26	Form of Stock Option Award Agreement under the Littelfuse, Inc., Outside Directors' Equity Plan (filed as Exhibit 99.3 to the company’s Current Report on Form 8-K dated April 25, 2008).++

10.27	Form of Restricted Stock Unit Award Agreement under the Littelfuse, Inc., Outside Directors' Equity Plan (filed as Exhibit 99.4 to the company’s Current Report on Form 8-K dated April 25, 2008).++

10.28	Amended and Restated, Littelfuse, Inc., Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 10.4 to the company’s Form 10-K for the fiscal year ended December 29, 2007).++

10.29	Amended and Restated Littelfuse, Inc., Retirement Plan (filed as Exhibit 10.13 to the company’s Form 10-K for the fiscal year ended December 29, 2007).++

Exhibit No.	Description

10.30	Amendment to Amended and Restated Littelfuse, Inc., Retirement Plan (filed as Exhibit 10.30 to the company’s Form 10-K for the fiscal year ended January 2, 2010).++

10.31	Amended and Restated, Littelfuse, Inc., Annual Incentive Plan (filed as Exhibit 10.1 to the company’s form 10-Q for the quarterly period ended April 2, 2010).++

10.32	Form of Restricted Stock Award Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 10.1 to the company’s Current Report on form 8-K dated April 28, 2009).++

10.33	Form of Stock Option Award Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 10.2 to the company’s Current Report on form 8-K dated April 28, 2009).++

10.34	Littelfuse, Inc., Supplemental Retirement and Savings Plan (filed as Exhibit 10.3 to the company’s Current Report on form 8-K dated October 9, 2009).++

10.35	Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 10.1 to the company’s Form 8-K dated May 5, 2010).++

10.36	First Amendment to the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 10.36 to the company’s Form 10-K for the fiscal year ended December 29, 2012).++

10.37	Form of Restricted Stock Unit Award Agreement (Outside Director) under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 4.4 to the company’s Form S-8 dated May 19, 2010).++

10.38	Form of Restricted Stock Unit Award Agreement (Executive) under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 4.5 to the company’s Form S-8 dated May 19, 2010).++

10.39	Form of Stock Option Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 4.6 to the company’s Form S-8 dated May 19, 2010).++

10.40

Credit Agreement, dated as of May 31, 2013, among Littelfuse, Inc., as borrower, JPMorgan Chase Bank, N.A. as Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, National Association and PNC Bank, National Association, as Co-Documentation Agents, J.P. Morgan Securities LLC, as Sole Bookrunner and Joint Lead Arranger, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger (filed as Exhibit 10.1 to the company’s Current Report on form 8-K dated June 5, 2013).

14.1	Code of Conduct (filed as Exhibit 14.1 to the company’s Current Report on Form 8-K dated October 24, 2008).

21.1*	Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) certification of Gordon Hunter.

31.2*	Rule 13a-14(a)/15d-14(a) certification of Philip G. Franklin.

32.1+++	Section 1350 certification.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibits 10.1 through 10.39 are management contracts or compensatory plans or arrangements.

* Filed with this Report.

+ Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Littelfuse agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.

++ Management contract or compensatory plan or arrangement.

+++ Furnished with this Report.