Form 10-Q
period 2014-03-29
LITTELFUSE INC /DE
filed 2014-05-02
CIK 889331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-20388

LITTELFUSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8755 W. Higgins Road, Suite 500
Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

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

As of April 25, 2014, 22,509,669 shares of common stock, $.01 par value, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LITTELFUSE, INC.

Condensed Consolidated Balance Sheets

(In thousands of USD, except share amounts)

	March 29, 2014	December 28, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$319,806	$305,192
Short-term investments	6,943	6,886
Accounts receivable, less allowances	136,077	127,887
Inventories	99,121	92,591
Deferred income taxes	10,409	10,463
Prepaid expenses and other current assets	19,665	17,080
Assets held for sale	5,500	5,500
Total current assets	597,521	565,599
Property, plant and equipment:
Land	5,993	4,382
Buildings	65,403	59,699
Equipment	357,153	354,475
	428,549	418,556
Accumulated depreciation	(270,032)	(268,383)
Net property, plant and equipment	158,517	150,173
Intangible assets, net of amortization:
Patents, licenses and software	26,339	25,166
Distribution network	41,582	42,685
Customer lists, trademarks and tradenames	46,090	30,506
Goodwill	199,415	186,464
Other investments	13,686	12,286
Deferred income taxes	5,287	5,092
Other assets	7,229	6,402

Total assets	$1,095,666	$1,024,373

Liabilities and Equity
Current liabilities:
Accounts payable	$37,341	$33,872
Accrued payroll	16,802	29,437
Accrued expenses	13,267	13,087
Accrued severance	196	182
Accrued income taxes	7,357	5,931
Deferred income taxes	236	229
Current portion of long-term debt	193,000	126,000
Total current liabilities	268,199	208,738
Long-term debt, less current portion	92,500	93,750
Deferred income taxes	11,693	11,585
Accrued post-retirement benefits	-	8,528
Other long-term liabilities	16,907	14,856
Total equity	706,367	686,916

Total liabilities and equity	$1,095,666	$1,024,373

Common shares issued and outstanding of 22,534,655 and 22,467,491, at March 29, 2014, and December 28, 2013, respectively.

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Net Income

(In thousands of USD, except per share amounts, unaudited)

	For the Three Months Ended
	March 29, 2014	March 30, 2013

Net sales	$206,859	$170,918

Cost of sales	128,365	106,312

Gross profit	78,494	64,606

Selling, general and administrative expenses	34,171	29,202
Research and development expenses	7,574	5,715
Amortization of intangibles	3,159	1,572
	44,904	36,489

Operating income	33,590	28,117

Interest expense	1,216	376
Impairment and equity in net loss of unconsolidated affiliate	—	10,678
Foreign exchange (gain) loss	(252)	319
Other (income) expense, net	(1,186)	(1,228)

Income before income taxes	33,812	17,972
Income taxes	8,423	6,484

Net income	$25,389	$11,488

Net income per share (see note 8):
Basic	$1.13	$0.52
Diluted	$1.12	$0.51

Weighted average shares and equivalent shares outstanding:
Basic	22,492	22,095
Diluted	22,717	22,366

Cash dividends paid per common share	$0.22	$0.20

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Comprehensive Income

(In thousands of USD, unaudited)

	For the Three Months Ended
	March 29, 2014	March 30, 2013

Net income	$25,389	$11,488
Other comprehensive income (loss):
Pension liability adjustments, net (net of tax of $94 and $103, respectively)	(44)	(194)
Unrealized gain on investments	1,308	1,618
Foreign currency translation adjustments	(7,161)	(5,250)
Comprehensive income	$19,492	$7,662

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Cash Flows

(In thousands of USD, unaudited)

	For the Three Months Ended
	March 29, 2014	March 30, 2013
Operating activities:
Net income	$25,389	$11,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,007	6,232
Amortization of intangibles	3,159	1,572
Stock-based compensation	1,465	1,779
Non-cash inventory charge	1,409	—
Excess tax benefit on share-based compensation	(1,057)	(467)
Loss (gain) on sale of assets	69	(24)
Impairment and equity in net loss of unconsolidated affiliate	—	10,678
Changes in operating assets and liabilities:
Accounts receivable	(6,503)	(9,745)
Inventories	(774)	3,632
Accounts payable	3,056	2,452
Accrued expenses (including post-retirement)	(6,455)	(4,619)
Accrued payroll and severance	(12,762)	(7,319)
Accrued taxes	1,153	(640)
Prepaid expenses and other	(3,647)	1,026
Net cash provided by operating activities	11,509	16,045

Investing activities:
Acquisition of business, net of cash acquired	(52,000)	—
Purchases of property, plant, and equipment	(6,423)	(5,453)
Purchase of short-term investments	—	(8,478)
Proceeds from sale of assets	15	9
Net cash used in investing activities	(58,408)	(13,922)

FINANCING activities:
Proceeds from revolving credit facility	75,000	15,000
Payments of revolving credit facility	(8,000)	(5,000)
Payments of term loan	(1,250)	—
Debt issuance costs	(108)	—
Cash dividends paid	(4,944)	(4,410)
Proceeds from exercise of stock options	3,676	5,283
Excess tax benefit on share-based compensation	1,057	467
Net cash provided by financing activities	65,431	11,340

Effect of exchange rate changes on cash and cash equivalents	(3,918)	(1,972)

Increase in cash and cash equivalents	14,614	11,491
Cash and cash equivalents at beginning of period	305,192	235,404
Cash and cash equivalents at end of period	$319,806	$246,895

See accompanying notes.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Littelfuse, Inc. and its subsidiaries (the “company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheet, statements of net income and comprehensive income and cash flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the period ended March 29, 2014 are not necessarily indicative of the results that may be expected for the year ending December 27, 2014. For further information, refer to the company’s consolidated financial statements and the notes thereto incorporated by reference in the company’s Annual Report on Form 10-K for the year ended December 28, 2013. The company evaluated subsequent events through the date of its financial statements when filed with the Securities and Exchange Commission (“SEC”).

2. Acquisition of Businesses

SymCom, Inc.

On January 3, 2014, the company acquired 100% of SymCom, Inc. (“SymCom”) for $52.0 million net of cash acquired. Headquartered in Rapid City, South Dakota, SymCom provides overload relays and pump controllers primarily to the industrial market. The acquisition allows the company to strengthen its position in the relay products market by adding new products and new customers within its Electrical business unit segment. SymCom is based in Rapid City, South Dakota. The company funded the acquisition with available cash.

The following table sets forth the preliminary purchase price allocation for SymCom acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values. The company expects to finalize the purchase price allocation for SymCom in the third quarter of 2014 as certain areas remain to be finalized; however, the adjustments are not anticipated to be significant.

SymCom preliminary purchase price allocation (in thousands):
Cash	$325
Current assets, net	9,704
Property, plant and equipment	11,193
Goodwill	13,375
Trademarks	17,230
Patents	1,500
Other non-current assets	20
Current liabilities	(1,022)
$52,325

All SymCom goodwill and other assets and liabilities were recorded in the Electrical business unit segment and reflected in the Americas geographical area. The trademarks are being amortized over 15 to 20 years. The patents are being amortized over 16 to 17 years. The goodwill resulting from this acquisition consists largely of the company’s expected future product sales and synergies from combining SymCom’s products with the company’s existing electrical product offerings. Goodwill for the above acquisition is expected to be deductible for tax purposes.

As required by purchase accounting rules, the company recorded a $2.6 million step-up of inventory to its fair value as of the acquisition date. During the first quarter of 2014, as a portion of this inventory was sold, cost of goods sold included a $1.4 million non-cash charge for this step-up.

Pro forma financial information is not presented for the SymCom acquisition due to amounts not being materially different than actual results.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

2. Acquisition of Businesses, continued

Hamlin, Inc.

On May 31, 2013, the company acquired 100% of Hamlin, Inc. (“Hamlin”) from Key Safety Systems, for $144.4 million (net of cash acquired). Hamlin is a manufacturer of sensor technology providing standard products and custom solutions for leading global manufacturers in the automotive and electronic industries. The acquisition allows the company to expand its automotive and electronics product offerings in the global sensor market in both the Automotive and Electronics business segments. Hamlin is headquartered in Lake Mills, Wisconsin and has manufacturing, engineering and sales offices in the U.S., Mexico, Europe and Asia. The company funded the acquisition with available cash raised from borrowings on the company’s new credit arrangement (See Note 6).

The following table sets forth the preliminary purchase price allocation, as of March 29, 2014, for Hamlin acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values. The company expects to finalize the purchase price allocation for Hamlin in the second quarter of 2014 as certain areas remain to be finalized; however, the adjustments are not anticipated to be significant.

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

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

2. Acquisition of Businesses, continued

The following unaudited pro forma results are provided below for the company’s acquisition of Hamlin and assume that the acquisition of Hamlin had been completed as of the beginning of fiscal year 2012

	For the three months ended
	March 29, 2014	March 30, 2013
	(Unaudited)	(Unaudited)
Revenues	$206,859	$188,709
Net income	$25,389	$12,211
Net income per share:
Basic	$1.13	$0.56
Diluted	$1.12	$0.55
Weighted-average shares and equivalent shares outstanding:
Basic	22,492	22,095
Diluted	22,717	22,366

For the three months ended March 29, 2014, Hamlin added approximately $21.9 million in revenue and $0.3 million in net income to the company’s consolidated results.

3. Inventories

The components of inventories at March 29, 2014 and December 28, 2013 are as follows (in thousands):

	March 29, 2014	December 28, 2013
Raw material	$29,691	$28,228
Work in process	18,542	17,576
Finished goods	50,888	46,787
Total inventories	$99,121	$92,591

4. Other Investments

The company’s other investments represent shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company. The Polytronics investment was acquired as part of the Heinrich Companies acquisition in 2004. The fair value of the Polytronics investment was €9.9million (approximately $13.7 million) at March 29, 2014 and €9.0 million (approximately $12.3 million) at December 28, 2013. Included in 2014 other comprehensive income is an unrealized gain of $1.3 million, due to the increase in fair market value of the Polytronics investment. The remaining movement was due to the impact of changes in exchange rates.

5. Impairment of Investment in Unconsolidated Affiliate

During the first quarter of 2013, the company fully impaired its investment in and loan receivable from Shocking Technologies, Inc. due to the their filing for Chapter 7 bankruptcy on March 12, 2013. The impairment charge of approximately $10.7 million consisted of the remaining equity method investment of $8.7 million and a $2.0 million loan receivable, and reduces the carrying value of both the investment and loan receivable to zero at March 30, 2013.

The loss was recorded as a component of impairment and equity loss of unconsolidated affiliate in the Consolidated Statements of Net Income for the three months ended March 30, 2013.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

6. Debt

The carrying amounts of debt at March 29, 2014 and December 28, 2013 are as follows (in thousands):

	March 29, 2014	December 28, 2013
Term loan	$97,500	$98,750
Revolving credit facility	188,000	121,000
Total debt	285,500	219,750
Less: Current maturities	193,000	126,000
Total long-term debt	$92,500	$93,750

On May 31, 2013, the company entered into a new credit agreement with J.P Morgan Securities LLC for up to $325.0 million which consists of an unsecured revolving credit facility of $225.0 million and an unsecured term loan of $100.0 million. The new credit agreement is for a five year period. On January 30, 2014, the company increased the unsecured revolving credit facility entered into on May 31, 2013, by $50.0 million thereby increasing the total revolver borrowing capacity from $225.0 million to $275.0 million. The company incurred debt issuance costs of $0.1 million which will be amortized over the life of the existing credit agreement. As of March 29, 2014, the company had available $86.4 million of borrowing capacity under the revolving credit agreement at an interest rate of LIBOR plus 1.250% (1.400% as of March 29, 2014).

7. Fair Value of Assets and Liabilities

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

There were no changes during the quarter ended March 29, 2014 to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of March 29, 2014 and December 28, 2013 the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

7. Fair Value of Assets and Liabilities, continued

The following table presents assets measured at fair value by classification within the fair value hierarchy as of March 29, 2014 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$13,686	$—	$—	$13,686
Total	$13,686	$—	$—	$13,686

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 28, 2013 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$12,286	$—	$—	$12,286
Total	$12,286	$—	$—	$12,286

The company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximate their fair values. The company’s debt fair value approximates book value at March 29, 2014 and December 28, 2013, respectively, as the variable interest rates fluctuate along with market interest rates.

8. Earnings Per Share

In 2013, the company calculated its earnings per share using the two-class method which included an earnings allocation formula that determined earnings per share for each class of common stock according to dividends declared and undistributed earnings for the period. Previously, the company’s reported net earnings were reduced by the amount allocated to participating securities to arrive at the earnings allocated to common stock shareholders for purposes of calculating earnings per share under the two-class method. As of January, 2014, the company no longer has “participating securities” as defined under ASC 260. As such, the company now calculates its earnings per share using the treasury method. All of the previous participating securities that resulted in the company using the two-class method have become fully vested or have otherwise expired.

Under the previous two-class method calculation, the dilutive effect of participating securities was calculated using the more dilutive of the treasury stock or the two-class method. The company previously determined the two-class method to be the more dilutive. As such, the earnings allocated to common stock shareholders in the basic earnings per share calculation was adjusted for the reallocation of undistributed earnings to participating securities to arrive at the earnings allocated to common stock shareholders for calculating the diluted earnings per share.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

8. Earnings Per Share, continued

The following table sets forth the computation of basic and diluted earnings per share under the treasury share method as of March 29, 2014 and the two-class method as of March 30, 2013.

	For the Three Months Ended
(in thousands except per share amounts)	March 29, 2014	March 30, 2013
		(Restated)
Net income as reported	$25,389	$11,488
Less: Distributed earnings available to participating securities	—	(9)
Less: Undistributed earnings available to participating securities	—	(7)
Numerator for basic earnings per share —
Undistributed and distributed earnings available to common shareholders	$25,389	$11,472
Add: Undistributed earnings allocated to participating securities	—	7
Less: Undistributed earnings reallocated to participating securities	—	(6)
Numerator for diluted earnings per share —
Undistributed and distributed earnings available to common shareholders	$25,389	$11,473
Denominator for basic earnings per share —
Weighted-average shares	22,492	22,095
Effect of dilutive securities:
Common stock equivalents	225	271
Denominator for diluted earnings per share —
Adjusted for weighted-average shares & assumed conversions	22,717	22,366
Basic earnings per share	$1.13	$0.52
Diluted earnings per share	$1.12	$0.51

9. Income Taxes

The effective tax rate for the first quarter of 2014 was 24.9% compared to an effective tax rate of 36.1% in the first quarter of 2013. The effective tax rates for both the first quarter of 2014 and 2013 are lower than the U.S. statutory tax rate primarily due to the result of more income earned in low tax jurisdictions.

10. Pensions

The components of net periodic benefit cost for the three months ended March 29, 2014, compared with the three months ended March 30, 2013, were (in thousands):

	U.S. Plans		Foreign Plans
	Three Months Ended		Three Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30 2013
Service cost	$150	$150	$311	$255
Interest cost	971	891	591	183
Expected return on plan assets	(1,411)	(1,340)	(573)	(74)
Amortization of net loss	137	236	48	39
Total cost of the plan	(153)	(63)	377	403
Expected plan participants’ contribution	—	—	—	—
Net periodic benefit cost	$(153)	$(63)	$377	$403

The expected rate of return assumption on domestic pension assets is 6.75% in 2014 and 2013. The expected return on foreign pension assets is 5.14% and 3.00% in 2014 and 2013, respectively.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

11. Business Unit Segment Information

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

Business unit segment information for the three months ended March 29, 2014 and March 30, 2013 are summarized as follows (in thousands):

	March 29, 2014	March 30, 2013
Net sales
Electronics	$95,722	$79,415
Automotive	82,419	59,385
Electrical	28,718	32,118
Total net sales	$206,859	$170,918

Depreciation and amortization
Electronics	$5,370	$4,861
Automotive	3,528	1,984
Electrical	1,268	959
Total depreciation and amortization	$10,166	$7,804

Operating income
Electronics	$19,068	$12,143
Automotive	11,899	9,483
Electrical	4,032	6,491
Other(1)	(1,409)	—
Total operating income	33,590	28,117
Interest expense	1,216	376
Impairment, loan loss and equity in net loss of unconsolidated affiliate (2)	—	10,678
Foreign exchange (gain) loss	(252)	319
Other (income) expense, net	(1,186)	(1,228)
Income before income taxes	$33,812	$17,972

(1) “Other” consists of acquisition costs related to the SymCom acquisition. (See note 2).

(2) During the first quarter of 2013, the company recorded approximately $10.7 million related to the impairment of its investment in Shocking Technologies. (See note 5).

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

11. Business Unit Segment Information, continued

The company’s significant net sales by country for the three months ended March 29, 2014 and March 30, 2013 are summarized as follows (in thousands):

	Net sales(a)
	March 29, 2014	March 30, 2013

United States	$71,874	$57,914
China	37,213	33,614
Other countries	97,772	79,390
Total	$206,859	$170,918

(a) Sales by country represent sales to customer or distributor locations.

The company’s significant long-lived assets by country as of March 29, 2014 and December 28, 2013 are summarized as follows (in thousands):

	Long-lived assets(b)
	March 29, 2014	December 28, 2013

United States	$38,583	$27,294
China	42,784	45,843
Canada	13,760	14,429
Other countries	63,390	62,607
Total	$158,517	$150,173

(b) Long-lived assets consists of net property, plant and equipment.

12. Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table sets forth the changes in the components of AOCI by component (in thousands):

AOCI component	Balance at December 28, 2013	Other comprehensive income (loss) activity	Reclassification adjustment for expense included in net income	Balance at March 29, 2014

Pension liability adjustment(a)	$(17,140)	$(131)	$87	$(17,184)
Unrealized gain on investments(b)	9,393	1,308	—	10,701
Foreign currency translation adjustment	28,164	(7,161)	—	21,003
AOCI income (loss)	$20,417	$(5,984)	$87	$14,520

(a) Balances are net of tax of $6,566 and $6,549 for 2014 and 2013, respectively.

(b) Balances are net of tax of $0 and $0 for 2014 and 2013, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Littelfuse Overview

Littelfuse, Inc. and its subsidiaries (the “company” or “Littelfuse”) is the worldwide leader in circuit protection offering the industry's broadest and deepest portfolio of circuit protection products and solutions. The company’s devices protect products in virtually every market that uses electrical energy, from consumer electronics to automobiles to industrial equipment. The company’s worldwide revenue in 2013 was $757.9 million and net earnings were $88.8 million. The company conducts its business through three reportable segments, which are defined by markets and consist of Electronics, Automotive, and Electrical. The company’s customer base includes original equipment manufacturers, tier one automotive suppliers and distributors.

In addition to protecting and growing its core circuit protection business, Littelfuse has been investing in power control and sensing technologies. These newer platforms combined with the company’s strong balance sheet and operating cash flow, provide opportunities for increased organic and acquisition growth. The company has set a target to grow revenue by 15% per year, 5% organically and 10% through acquisitions.

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

Electronics Segment

The Electronics segment sells passive and semiconductor components and modules primarily into the global consumer electronics, general industrial and telecommunications markets. The core electronics markets are characterized by significant Asia competition and price erosion. As a result the company is focusing additional efforts on higher growth, less price sensitive niche markets (such as LED lighting) and higher-power industrial applications. The Hamlin acquisition expands the company’s product offering into reed switches which are used in a wide variety of electronic products and utilize the same channels as the company’s core electronics products.

Automotive Segment

The Automotive segment is comprised of passenger vehicle circuit protection, commercial vehicle products and sensors. The primary growth drivers for these businesses are increasing global demand for passenger and commercial vehicles and increasing content per vehicle for both circuit protection and sensing products. The move away from internal combustion engines to hybrid and electric drive systems that require more circuit protection is expected to be an additional growth driver. The Hamlin acquisition in 2013 significantly expanded the company’s position in automotive sensors.

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

The following table is a summary of the company’s net sales by business unit and geography:

Net Sales by Business Unit and Geography (in thousands, unaudited)

	First Quarter
	2014	2013	% Change
Business Unit
Electronics	$95,722	$79,415	21%
Automotive	82,419	59,385	39%
Electrical	28,718	32,118	(11%)

Total	$206,859	$170,918	21%

	First Quarter
	2014	2013	% Change
Geography(a)
Americas	$89,151	$77,824	15%
Europe	43,927	31,386	40%
Asia-Pacific	73,781	61,708	20%

Total	$206,859	$170,918	21%

(a) Sales by geography represent sales to customer or distributor locations.

Results of Operations – First Quarter, 2014 compared to 2013

The following table summarizes the company’s consolidated results of operations for the periods presented. The results include incremental activity from the company’s business acquisitions as described, where applicable, in the below analysis. There was also an additional $1.4 million accounting adjustment (expense) during the first quarter of 2014 for the write-off of stepped-up inventory valuation related to the SymCom acquisition as described in note 2.

(In thousands, unaudited)	First Quarter
	2014	2013	% Change
Sales	$206,859	$170,918	21%
Gross Profit	78,494	64,606	21%
Operating expense	44,904	36,489	23%
Operating income	33,590	28,117	19%
Other income, net	1,438	909	58%
Income before income taxes	33,812	17,972	88%
Net income	$25,389	$11,488	121%

Net sales increased $35.9 million or 21% to $206.9 million in the first quarter of 2014 compared to $170.9 million in the first quarter of 2013 due primarily to an incremental $26.4 million from business acquisitions and strong organic growth in automotive and electronics, partially offset by lower electrical sales. The company also experienced $1.3 million in favorable foreign currency effects in the first quarter of 2014 as compared to the first quarter of 2013. The favorable foreign currency impact primarily resulted from sales denominated in the euro, partially offset by the unfavorable impact of the Canadian dollar and the Japanese yen. Excluding incremental sales from acquisitions and currency effects, net sales increased $8.2 million or 5% year-over-year.

Electronics sales increased $16.3 million or 21% to $95.7 million in the first quarter of 2014 compared to $79.4 million in the first quarter of 2013 due primarily to strong growth for semiconductor products and an incremental $9.4 million from the addition of the Hamlin electronic sensor business. The electronics segment experienced $0.4 million in favorable currency effects in the first quarter of 2014 primarily from sales denominated in euro. Excluding incremental sales from acquisitions and currency effects, net sales increased $6.5 million or 8% year-over-year.

Automotive sales increased $23.0 million or 39% to $82.4 million in the first quarter of 2014 compared to $59.4 million in the first quarter of 2013 due to strong organic growth for passenger car fuses, commercial vehicle products and Accel sensors and an incremental $12.5 million from the acquisition of Hamlin. The automotive segment experienced $1.2 million in favorable currency effects in the first quarter of 2014 primarily due to sales denominated in euros. Excluding incremental sales from acquisitions and currency effects, net sales increased $9.3 million or 16% year-over-year.

Electrical sales decreased $3.4 million or 11% to $28.7 million in the first quarter of 2014 compared to $32.1 million in the first quarter of 2013 as the decline in sales into the mining market more than offset growth in electrical fuses and incremental sales of $4.5 million from the SymCom acquisition. The electrical segment experienced $0.3 million in unfavorable currency effects in the first quarter of 2014 primarily from sales denominated in Canadian dollars. Excluding incremental sales from SymCom and currency effects, net sales decreased $7.6 million or 24% year-over-year.

On a geographic basis, sales in the Americas increased $11.3 million or 15% to $89.2 million in the first quarter of 2014 compared to $77.8 million in the first quarter of 2013 due to incremental sales from business acquisitions of $14.7 million offset by $0.4 million in unfavorable currency effects from sales denominated in Canadian dollars. Excluding incremental sales and currency effects, the Americas sales declined $2.9 million or 4% primarily due to a decline in sales into the mining market partially offset by increased automotive and electronics sales.

Europe sales increased $12.5 million or 40% to $43.9 million in the first quarter of 2014 compared to $31.4 million in the first quarter of 2013 mainly due to strong demand for automotive and electronic products, incremental sales of $5.6 million from Hamlin and $1.7 million in favorable currency effects. Excluding sales from acquisitions and currency effects, Europe sales increased 17% year-over-year.

Asia-Pacific sales increased $12.1 million or 20% to $73.8 million in the first quarter of 2014 compared to $61.7 million in the first quarter of 2013 due to incremental sales of $6.1 million from Hamlin and strong demand for automotive and electronic products. Excluding sales from acquisitions and currency effects (which were negligible), Asia-Pacific sales increased 10% year-over-year.

Gross profit was $78.5 million or 38% of net sales for the first quarter of 2014 compared to $64.6 million or 38% of net sales in the same quarter last year. Gross profit for 2014 includes the write-off of $1.4 million of stepped-up inventory valuation from the SymCom acquisition. Excluding the impact of the inventory write-off, gross profit was $79.9 million or 39% of net sales for the first quarter of 2014. The increase in gross profit margin compared to the prior year was primarily attributable to operating leverage on higher sales.

Total operating expense was $44.9 million or 22% of net sales for the first quarter of 2014 compared to $36.5 million or 21% of net sales for the same quarter in 2013. The increase in operating expenses primarily reflects incremental operating expenses of $5.2 million from business acquisitions.

Operating income for the first quarter of 2014 was approximately $33.6 million compared to operating income of $28.1 million for the same quarter in 2013 primarily due to higher sales partially offset by slightly higher operating expenses as described above.

Interest expense was $1.2 million in the first quarter of 2014 compared to $0.4 million in the first quarter of 2013 due to higher acquisition-related borrowing in 2014.

The company fully impaired its investment and loan receivable in Shocking Technologies during the first quarter of 2013 as described in Note 6, resulting in impairment, loan loss and equity losses from the investment in and loan to Shocking Technologies of $10.7 million.

Foreign exchange (gain) loss, reflecting net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide, was approximately $0.3 million of income for the first quarter of 2014 and $0.3 million of expense for the first quarter of 2013 and primarily reflects fluctuations in the Philippine peso against the U.S. dollar.

Other (income) expense, net, consisting of interest income, royalties and non-operating income items was approximately $1.2 million of income for both the first quarter of 2014 and first quarter of 2013.

Income before income taxes was $33.8 million for the first quarter of 2014 compared to $18.0 million for the first quarter of 2013. Income tax expense was $8.4 million with an effective tax rate of 24.9% for the first quarter of 2014 compared to income tax expense of $6.5 million with an effective tax rate of 36.1% in the first quarter of 2013. The 2013 income tax expense was negatively impacted by the non-deductibility of the company’s impairment of its investment in Shocking Technologies. The effective tax rates for both the first quarter of 2014 and 2013 are lower than the U.S. statutory tax rate primarily due to more income earned in low tax jurisdictions.

Net income for the first quarter of 2014 was $25.4 million or $1.12 per diluted share compared to net income of $11.5 million or $0.51 per diluted share for the same quarter of 2013.

Liquidity and Capital Resources

As of March 29, 2014, $310.3 million of the $319.8 million of the company’s cash and cash equivalents was held by foreign subsidiaries. Of the $310.3 million held by foreign subsidiaries, approximately $17.0 million could be repatriated with minimal tax consequences. The company expects to maintain its foreign cash balances (other than the aforementioned $17.0 million) for local operating requirements, to provide funds for future capital expenditures and for potential acquisitions. The company does not expect to repatriate these funds to the U.S.

The company historically has financed capital expenditures through cash flows from operations. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the company’s operations and its debt obligations for the foreseeable future.

Revolving Credit Facilities

On May 31, 2013, the company entered into a new credit agreement with J.P. Morgan Securities LLC for up to $325.0 million which consists of an unsecured revolving credit facility of $225.0 million and an unsecured term loan of $100.0 million. The new credit agreement is for a five year period. On January 30, 2014, the company increased the unsecured revolving credit facility entered into on May 31, 2013, by $50.0 million thereby increasing the total revolver borrowing capacity from $225.0 million to $275.0 million. At March 29, 2014, the company had available $86.4 million of borrowing capacity under the revolving credit agreement at an interest rate of LIBOR plus 1.250% (1.400% as of March 29, 2014). The credit agreement replaces the company’s previous credit agreement dated June 13, 2011 which was terminated on May 31, 2013.

This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At March 29, 2014, the company was in compliance with all covenants under the revolving credit facility.

The company also had $0.8 million outstanding in letters of credit at March 29, 2014. No amounts were drawn under these letters of credit at March 29, 2014.

Cash Flow

The company started 2014 with $305.2 million of cash and cash equivalents. Net cash provided by operating activities was approximately $11.5 million for the first three months of 2014 reflecting $25.4 million in net income and $12.1 million in non-cash adjustments (primarily $10.2 million in depreciation and amortization) offset by $26.0 million in net changes to various operating assets and liabilities.

Changes in operating assets and liabilities for the first three months of 2014 (including short-term and long-term items) that impacted cash flows negatively consisted of increases in accounts receivables ($6.5 million), inventory ($0.7 million), prepaid and other assets ($3.6 million) and decreases in accrued payroll and severance ($12.8 million) and accrued expenses (including post-retirement) ($6.5 million). The increase in accounts receivables was due to increased sales in the first quarter. The decrease in accrued payroll and severance was due primarily to payouts for the 2013 management incentive plan which occurred in the first quarter. The decrease in accrued expenses was due primarily to $9.9 million in pension contributions made during the first quarter. Other changes having a positive impact on cash flows were increases in accounts payable ($3.1 million) and accrued and deferred taxes ($1.2 million).

Net cash used in investing activities was approximately $58.4 million and included $6.4 million in capital spending, and $52.0 million for the acquisition of SymCom.

Net cash provided by financing activities was approximately $65.4 million and included $65.8 million in net proceeds from borrowing and $4.7 million from the exercise of stock options, including tax benefits, partially offset by cash dividends paid of $4.9 million. The effects of exchange rate changes decreased cash and cash equivalents by approximately $3.9 million. The net cash provided by operating activities combined with the effects of exchange rate changes less net cash used in investing and financing activities resulted in a $14.6 million increase in cash, which left the company with a cash and cash equivalents balance of $319.8 million at March 29, 2014.

The ratio of current assets to current liabilities was 2.2 at the end of the first quarter of 2014 compared to 2.7 at year-end 2013 and 3.0 at the end of the first quarter of 2013. Days sales outstanding in accounts receivable was approximately 60 days at the end of the first quarter of 2014 compared to 57 days at the end of the first quarter of 2013 and 59 days at year-end 2013. Days inventory outstanding was approximately 70 days at the end of the first quarter of 2014 compared to 70 days at the year-end 2013 and 61 days at end of the first quarter of 2013.

Outlook

Sales are expected to increase sequentially in the second quarter of 2014 due to normal seasonality and improving market conditions in the automotive and electronics segments. The mining sector is expected to remain weak at least through the remainder of this year. The company issued the following guidance for the second quarter of 2014:

●	Sales are expected to be in the range of $216.0 million to $226.0 million which represents 18% year-over-year growth at the midpoint.
●	Earnings for the second quarter are expected to be in the range of $1.23 to $1.37 per diluted share, excluding any special items.

Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).

The statements in this section and the other sections of this report that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of the PSLRA. These statements may involve risks and uncertainties, including, but not limited to, risks relating to product demand and market acceptance, economic conditions, the impact of competitive products and pricing, product quality problems or product recalls, capacity and supply difficulties or constraints, coal mining exposures reserves, failure of an indemnification for environmental liability, exchange rate fluctuations, commodity price fluctuations, the effect of the company’s accounting policies, labor disputes, restructuring costs in excess of expectations, pension plan asset returns less than assumed, integration of acquisitions and other risks which may be detailed in the company’s other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the company’s Annual Report on Form 10-K for the year ended December 28, 2013. For a further discussion of the risk factors of the company, please see Item 1A. “Risk Factors” to the company’s Annual Report on Form 10-K for the year ended December 28, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The company is exposed to market risk from changes in interest rates, foreign exchange rates and commodity prices.

Interest Rates

The company had $285.5 million in debt outstanding under revolving credit facilities at March 29, 2014, at variable rates. While 100% of this debt has variable interest rates, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in the U.S., Mexico, Canada, Denmark, China, Lithuania and the Philippines. During the first three months of 2014, sales to customers outside the U.S. were approximately 65% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan or Taiwanese dollars.

The company’s foreign exchange exposures result primarily from sale of products in foreign currencies, foreign currency denominated purchases, employee-related and other costs of running operations in foreign countries and translation of balance sheet accounts denominated in foreign currencies. The company’s most significant long exposure is to the euro, with lesser long exposures to the Canadian dollar, Japanese yen and Korean won. The company’s most significant short exposures are to the Chinese yuan, Mexican peso and Philippine peso. Changes in foreign exchange rates could affect the company’s sales, costs, balance sheet values and earnings. The company uses netting and offsetting intercompany account management techniques to reduce known foreign currency exposures where possible. From time to time, the company has utilized derivative instruments to hedge certain foreign currency exposures.

Commodity Prices

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper, zinc, silver and gold where at current prices and volumes, a 10% price change would affect annual pre-tax profit by approximately $1.9 million for copper, $0.8 million for zinc, $0.7 million for silver and $0.3 million for gold. From time to time, the company has utilized derivative instruments to hedge certain commodity exposures.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

With the participation of our management, including the company’s principal executive officer and principal financial officer, the company has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation and the fact that the company is in the process of remediating the material weakness which is expected to be completed by the fourth quarter of 2014, the company’s principal executive officer and principal financial officer concluded that the company’s disclosure controls and procedures were not effective as of the end of the period ended March 29, 2014.

The errors resulted from the treatment of tax deductions related to the company’s write-off of its investment in Shocking Technologies, Inc. The tax deductions were determined to be a capital loss for tax purposes, instead of an ordinary loss as the company had previously determined in consultation with a third party expert.

Material Weakness and Related Remediation Initiatives

On February 4, 2014, the company concluded there was a material weakness in internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act as it relates to deferred tax valuation allowance accounting at March 30, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statement will not be prevented or detected on a timely basis.

The material weakness in internal control over financial reporting relates to the company’s evaluation of the income tax considerations, including deferred tax valuation allowances relating to the write-off of its investment in Shocking Technologies, Inc. during the first quarter of 2013. Management has commenced steps to remediate the material weakness associated with this misstatement and has begun the process of implementing an enhanced process to review and approve the income tax accounting treatment for any material items that are of an unusual or complex nature. In accordance with the company’s internal control over financial reporting compliance program, however, the material weakness designation cannot be remediated fully until the remediation processes have been operational for a period of time and successfully tested. Such remediation is anticipated to be completed in 2014.

Changes in Internal Control Over Financial Reporting

Except as has been described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 29, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Reference is made to Exhibits 31.1 and 31.2 for the Certification statements issued by the company’s Chief Executive Officer and Chief Financial Officer, regarding the company’s disclosure controls and procedures, and internal control over financial reporting, as of March 29, 2014.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

A detailed description of risks that could have a negative impact on our business, revenues and performance results can be found under the caption “Risk Factors” in our most recent Form 10-K, filed with the SEC on February 25, 2014. There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2014 to April 30, 2015. The company did not repurchase any shares of its common stock during the first quarter of fiscal 2014 and 1,000,000 shares may yet be purchased under the previous authorization as of March 29, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1	Change of Control Agreement, effective as of February 10, 2014, between Littelfuse, Inc. and Michael P. Rutz.

10.2	Amended and Restated Employment Agreement, effective as of January 1, 2014, between Littelfuse, Inc. and Dieter Roeder.

10.3

Master Increasing Lender Supplement, dated as of January 30, 2014, among Littelfuse, Inc., as borrower, JPMorgan Chase Bank, N.A. as Agent, and each of the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 4, 2014).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

Date: May 2, 2014	By:	/s/ Philip G. Franklin
Philip G. Franklin
Senior Vice President and Chief Financial Officer (As duly authorized officer and as the principal financial and accounting officer)