Form 10-K/A
period 2013-12-28
LITTELFUSE INC /DE
filed 2014-07-23
CIK 889331

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

EXPLANATORY NOTE

Littelfuse, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 28, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2014 (the “Original Form 10-K”), in response to a comment received from the SEC regarding a revision to the report of independent registered public accounting firm for omitted language.

In response to the SEC’s comment, this Form 10-K/A sets forth the Original Form 10-K in its entirety with the exception of the report of independent registered public accounting firm, which has been amended and restated in its entirety to correct for previously omitted language.

Other than the revision discussed above, this Form 10-K/A speaks as of the original filing date of the Original Form 10-K and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-K/A that were not revised, which should be read in their historical context.

TABLE OF CONTENTS

		Page

FORWARD-LOOKING STATEMENTS		4

PART II
Item 8.	Financial Statements and Supplementary Data.	5

PART IV
Item 15.	Exhibits, Financial Statement Schedules.	48
	Schedule II – Valuation and Qualifying Accounts and Reserves.	49
	Signatures.	50
	Exhibit Index.	51

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Littelfuse, Inc.'s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated February 25, 2014 expressed an adverse opinion thereon.

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

During 2012, the company recorded an asset impairment charge of approximately $0.5 million within selling, general and administrative expenses. This charge reflects the write-down of the company’s previously closed manufacturing facility in D¸nsen, Germany to its net selling price. The charge was recognized as an “other” charge for segment reporting purposes. The D¸nsen facility was sold during the fourth quarter of 2012. Also, during the third quarter of 2012, the company reclassified its Yangmei, Taiwan facility to Assets held for sale. The Yangmei facility was sold during the fourth quarter of 2012 and a gain of approximately $1.5 million was realized. In the fourth quarter of 2012, the company entered into a binding agreement for the future sale of its Des Plaines, Illinois property for $6.0 million on an installment basis over a three year period.

During 2011, the company recorded asset impairment charges of approximately $2.3 million within selling, general and administrative expenses. These charges resulted from the shut-down of the company’s manufacturing facility in D¸nsen, Germany during the third quarter of 2011 and continuing declines in commercial real estate prices affecting the value of the company’s previously closed manufacturing sites in Des Plaines, Illinois and Dundalk, Ireland. The charges were recognized as an “other” charge for segment reporting purposes. Impairment charges and fair value measurements related to these facilities were based on independent broker valuations (market approach) and are considered Level 3 measurements within the fair value hierarchy for financial reporting purposes. The carrying values of the company’s assets held for sale were $5.4 million for Des Plaines, $0.4 million for Dundalk and $0.8 million for D¸nsen as of December 31, 2011.

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

	U.S.			Foreign
(In thousands)	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$600	$600	$560	$744	$601	$429
Interest cost	3,565	4,962	5,110	1,376	644	632
Expected return on plan assets	(5,360)	(6,620)	(6,518)	(1,207)	(480)	(507)
Amortization of prior service (credit)	—	—	—	—	(1)	(1)
Amortization of losses (gains)	942	338	748	130	63	25
Total cost of the plan for the year	(253)	(720)	(100)	1,043	827	578
Expected plan participants’ contributions	—	—	—	—	—	—
Net periodic benefit (credit) cost	(253)	(720)	(100)	1,043	827	578
Settlement loss	—	5,098	—	—	188	11
Total (income) expense for the year	$(253)	$4,378	$(100)	$1,043	$1,015	$589

Weighted average assumptions used to determine net periodic benefit cost for the years 2013, 2012 and 2011 are as follows:

	U.S.				Foreign
	2013	2012	2011		2013	2012	2011
Discount rate	3.9%	5.4%	5.9%/5.4%	(1)	4.5%	5.5%	5.3%
Expected return on plan assets	6.8%	7.8%	8.5%/7.5%	(2)	4.8%	4.5%	4.5%
Compensation increase rate	—	—	—		3.6%	5.6%	5.3%
Measurement dates	12/31/13	12/31/12	12/31/11		12/31/13	12/31/12	12/31/11
(1) 5.9% used for the Littelfuse, Inc. Retirement Plan, and 5.4% used for the Cole Hersee plan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Business Unit Segment Information, continued

(Table continued from prior page.)

(1)

Included in “Other” Operating income (loss) for 2013 are acquisition related fees ($1.7 million included in Selling, general and administrative expenses (“SG&A”)) and non-cash charges for the sale of inventory that had been stepped-up to fair value at the acquisition date of Hamlin ($1.5 million included in Cost of sales (“COS”)) (See Note 2).

Included in “Other” Operating income (loss) for 2012 are acquisition related fees ($1.0 million included in SG&A), non-cash charges for the sale of inventory that had been stepped-up to fair value at the acquisition date of Accel and Terra Power ($0.6 million included in COS), charges related to a pension liability settlement ($5.1 million included in SG&A) (see Note 12), and asset impairment charges related to the sale of the Dünsen, Germany facility ($0.5 million included in SG&A) (See Note 11).

Included in “Other” Operating income (loss) for 2011 are acquisition related fees ($1.0 million included in SG&A), a non-cash charge for the sale of inventory that had been stepped-up to fair value at the acquisition date of Cole Hersee ($3.7 million included in COS), asset impairment charges related to closure of the company’s Des Plaines, Illinois ($0.8 million), Dundalk, Ireland ($0.6 million) and Dünsen, Germany ($0.9 million) manufacturing facilities (all included in SG&A) (see Note 11) and purchase accounting adjustments related to the Selco acquisition ($0.7 million included in COS).

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

(1)	The following Financial Statements are filed as a part of this report:
(i)	Reports of Independent Registered Public Accounting Firm (pages 6-8).
(ii)	Consolidated Balance Sheets as of December 28, 2013, and December 29, 2012 (page 9).
(iii)	Consolidated Statements of Net Income for the years ended December 28, 2013, December 29, 2012, and December 31, 2011 (page 10).
(iv)	Consolidated Statements of Comprehensive Income for the years ended December 28, 2013, December 29, 2012, and December 31, 2011 (page 10).
(v)	Consolidated Statements of Cash Flows for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, (page 11).
(vi)	Consolidated Statements of Equity for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, (page 12).
(vii)	Notes to Consolidated Financial Statements (pages 13-47).

(2)	The following Financial Statement Schedule is submitted herewith for the periods indicated therein.
(i)	Schedule II - Valuation and Qualifying Accounts and Reserves (page 49).

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)     Exhibits. See Exhibit Index on pages 51-54.

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
Gordon Hunter,
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: July 23, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on July 23, 2014 and in the capacities indicated.

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

10.8	Change of Control Agreement effective as of May 17, 2012, between Littelfuse, Inc., and Dan Stanek (filed as Exhibit 10.8 to the company’s Form 10-K for the fiscal year ended December 29, 2012).++

10.9	Change of Control Agreement effective as of May 17, 2012, between Littelfuse, Inc., and Ian Highley (filed as Exhibit 10.9 to the company’s Form 10-K for the fiscal year ended December 29, 2012).++

10.10	Summary of Director Compensation (filed as Exhibit 10.18 to the company’s Form 10-K for the fiscal year ended December 29, 2007).++

10.11	Amended and restated Littelfuse, Inc. 401(k) Retirement and Savings Plan (filed as Exhibit 10.1 to the company’s Form 8-K dated October 9, 2009).++

Exhibit No.	Description

10.12	1993 Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).++

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

10.20	Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 99.4 to the company’s Current Report on Form 8-K dated May 5, 2006).++

10.21	Form of Performance Shares Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 99.1 to the company’s Current Report on Form 8-K dated March 12, 2008).++

10.22	Littelfuse, Inc., Outside Directors’ Stock Option Plan (filed as Exhibit B to the company’s Proxy Statement for Annual Meeting of Stockholders held on May 5, 2006).++

10.23	Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc., Outside Directors Stock Option Plan (filed as Exhibit 99.6 to the company’s Current Report on Form 8-K dated May 5, 2006).++

10.24	Littelfuse, Inc., Outside Directors’ Equity Plan (filed as Exhibit A to the company’s Proxy Statement for Annual Meeting of Stockholders held on April 27, 2007).++

10.25	First Amendment to the Littelfuse, Inc., Outside Directors’ Equity Plan, dated as of July 28, 2008 (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended March 28, 2009).++

10.26	Form of Stock Option Award Agreement under the Littelfuse, Inc., Outside Directors' Equity Plan (filed as Exhibit 99.3 to the company’s Current Report on Form 8-K dated April 25, 2008).++

10.27	Form of Restricted Stock Unit Award Agreement under the Littelfuse, Inc., Outside Directors' Equity Plan (filed as Exhibit 99.4 to the company’s Current Report on Form 8-K dated April 25, 2008).++

10.28	Amended and Restated, Littelfuse, Inc., Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 10.4 to the company’s Form 10-K for the fiscal year ended December 29, 2007).++

Exhibit No.	Description

10.29	Amended and Restated Littelfuse, Inc., Retirement Plan (filed as Exhibit 10.13 to the company’s Form 10-K for the fiscal year ended December 29, 2007).++

10.30	Amendment to Amended and Restated Littelfuse, Inc., Retirement Plan (filed as Exhibit 10.30 to the company’s Form 10-K for the fiscal year ended January 2, 2010).++

10.31	Amended and Restated, Littelfuse, Inc., Annual Incentive Plan (filed as Exhibit 10.1 to the company’s form 10-Q for the quarterly period ended April 2, 2010).++

10.32	Form of Restricted Stock Award Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 10.1 to the company’s Current Report on form 8-K dated April 28, 2009).++

10.33	Form of Stock Option Award Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 10.2 to the company’s Current Report on form 8-K dated April 28, 2009).++

10.34	Littelfuse, Inc., Supplemental Retirement and Savings Plan (filed as Exhibit 10.3 to the company’s Current Report on form 8-K dated October 9, 2009).++

10.35	Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 10.1 to the company’s Form 8-K dated May 5, 2010).++

10.36	First Amendment to the Littelfuse, Inc. Long-Term Incentive Plan.++

10.37	Form of Restricted Stock Unit Award Agreement (Outside Director) under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 4.4 to the company’s Form S-8 dated May 19, 2010).++

10.38	Form of Restricted Stock Unit Award Agreement (Executive) under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 4.5 to the company’s Form S-8 dated May 19, 2010).++

10.39	Form of Stock Option Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 4.6 to the company’s Form S-8 dated May 19, 2010).++

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

14.1	Code of Conduct (filed as Exhibit 14.1 to the company’s Current Report on Form 8-K dated October 24, 2008).

21.1	Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) certification of Gordon Hunter.

31.2*	Rule 13a-14(a)/15d-14(a) certification of Philip G. Franklin.

32.1+++	Section 1350 certification.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibits 10.1 through 10.39 are management contracts or compensatory plans or arrangements.

* Filed with this Report.

+ Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Littelfuse agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.

++ Management contract or compensatory plan or arrangement

+++ Furnished with this Report.