Form 10-Q
period 2014-06-28
LITTELFUSE INC /DE
filed 2014-08-01
CIK 889331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-20388

LITTELFUSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8755 W. Higgins Road, Suite 500
Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

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

As of July 25, 2014, 22,480,464 shares of common stock, $.01 par value, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LITTELFUSE, INC.

Condensed Consolidated Balance Sheets

(In thousands of USD, except share amounts)

	June 28, 2014	December 28, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$346,406	$305,192
Short-term investments	6,849	6,886
Accounts receivable, less allowances	144,869	127,887
Inventories	96,674	92,591
Deferred income taxes	10,610	10,463
Prepaid expenses and other current assets	18,492	17,080
Assets held for sale	5,500	5,500
Total current assets	629,400	565,599
Property, plant and equipment:
Land	6,044	4,382
Buildings	71,154	59,699
Equipment	359,252	354,475
	436,450	418,556
Accumulated depreciation	(277,791)	(268,383)
Net property, plant and equipment	158,659	150,173
Intangible assets, net of amortization:
Patents, licenses and software	25,638	25,166
Distribution network	40,992	42,685
Customer lists, trademarks and tradenames	44,750	30,506
Goodwill	201,769	186,464
Other investments	15,787	12,286
Deferred income taxes	4,839	5,092
Other assets	7,065	6,402

Total assets	$1,128,899	$1,024,373

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$36,793	$33,872
Accrued payroll	22,149	29,437
Accrued expenses	13,972	13,087
Accrued severance	327	182
Accrued income taxes	6,422	5,931
Deferred income taxes	7	229
Current portion of long-term debt	204,000	126,000
Total current liabilities	283,670	208,738
Long-term debt, less current portion	91,250	93,750
Deferred income taxes	11,382	11,585
Accrued post-retirement benefits	182	8,528
Other long-term liabilities	14,922	14,856
Total equity	727,493	686,916

Total liabilities and equity	$1,128,899	$1,024,373

Common shares issued and outstanding of 22,524,723 and 22,467,491, at June 28, 2014, and December 28, 2013, respectively.

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Net Income

(In thousands of USD, except per share amounts, unaudited)

	For the Three Months Ended		For the Three Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net sales	$220,908	$187,766	$427,767	$358,684

Cost of sales	137,913	114,209	266,278	220,521

Gross profit	82,995	73,557	161,489	138,163

Selling, general and administrative expenses	38,328	34,452	72,499	63,654
Research and development expenses	7,810	5,793	15,384	11,508
Amortization of intangibles	3,138	1,930	6,297	3,502
	49,276	42,175	94,180	78,664

Operating income	33,719	31,382	67,309	59,499

Interest expense	1,228	644	2,444	1,020
Impairment and equity in net loss of unconsolidated affiliate	—	—	—	10,678
Foreign exchange loss (gain)	2,375	(3,724)	2,123	(3,405)
Other (income) expense, net	(1,446)	(935)	(2,632)	(2,163)

Income before income taxes	31,562	35,397	65,374	53,369

Income taxes	6,984	8,749	15,407	15,233

Net income	$24,578	$26,648	$49,967	$38,136

Net income per share (see Note 8):
Basic	$1.09	$1.19	$2.21	$1.72
Diluted	$1.08	$1.18	$2.20	$1.70

Weighted average shares and equivalent shares outstanding:
Basic	22,579	22,296	22,536	22,197
Diluted	22,750	22,499	22,738	22,431

Cash dividends paid per common share	$0.22	$0.20	$0.44	$0.40

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Comprehensive Income

(In thousands of USD, unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net income	$24,578	$26,648	$49,967	$38,136
Other comprehensive income (loss):
Pension liability adjustments (net of tax of $67 and $69, for the three months ended 2014 and 2013, and $160 and $172 for the six months ended 2014 and 2013, respectively)	39	(131)	(5)	(325)
Unrealized gain (loss) on investments	2,276	(540)	3,584	1,078
Foreign currency translation adjustments	6,850	(8,021)	(311)	(13,271)
Comprehensive income	$33,743	$17,956	$53,235	$25,618

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Cash Flows

(In thousands of USD, unaudited)

	For the Six Months Ended
	June 28, 2014	June 29, 2013
OPERATING ACTIVITIES:
Net income	$49,967	$38,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,459	12,748
Amortization of intangibles	6,297	3,502
Stock-based compensation	5,229	4,562
Non-cash inventory charge	2,769	1,725
Excess tax benefit on share-based compensation	(2,230)	(3,494)
Loss on sale of assets	141	120
Impairment and equity in net loss of unconsolidated affiliate	—	10,678
Changes in operating assets and liabilities:
Accounts receivable	(17,871)	(20,246)
Inventories	410	3,354
Accounts payable	2,533	4,655
Accrued expenses (including post-retirement)	(7,578)	(11,477)
Accrued payroll and severance	(7,323)	(1,725)
Accrued taxes	(2,101)	(4,257)
Prepaid expenses and other	(2,189)	724
Net cash provided by operating activities	42,513	39,005

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(13,132)	(14,445)
Acquisition of businesses, net of cash acquired	(52,768)	(145,000)
Purchase of short-term investments	—	(8,478)
Proceeds from sale of assets	37	56
Net cash used in investing activities	(65,863)	(167,867)

FINANCING ACTIVITIES:
Proceeds from term loan	—	100,000
Proceeds from revolving credit facility	97,500	152,000
Payments of term loan	(2,500)	—
Payments of revolving credit facility	(19,500)	(103,000)
Debt issuance costs paid	(108)	(808)
Cash dividends paid	(9,921)	(8,865)
Purchases of common stock	(14,283)	—
Proceeds from exercise of stock options	11,101	15,401
Excess tax benefit on share-based compensation	2,230	3,494
Net cash provided by financing activities	64,519	158,222

Effect of exchange rate changes on cash and cash equivalents	45	(7,092)

Increase in cash and cash equivalents	41,214	22,268
Cash and cash equivalents at beginning of period	305,192	235,404
Cash and cash equivalents at end of period	$346,406	$257,672

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Littelfuse, Inc. and its subsidiaries (the “company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheet, statements of net income and comprehensive income and cash flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the period ended June 28, 2014 are not necessarily indicative of the results that may be expected for the year ending December 27, 2014. For further information, refer to the company’s consolidated financial statements and the notes thereto incorporated by reference in the company’s Annual Report on Form 10-K for the year ended December 28, 2013. The company evaluated subsequent events through the date of its financial statements when filed with the Securities and Exchange Commission (“SEC”).

2. Acquisition of Businesses

The company accounts for acquisitions using the purchase method in accordance with ASC 805, “Business Combinations.” The results of operations of each acquisition have been included in the accompanying consolidated financial statements as of the dates of the acquisition.

SymCom, Inc.

On January 3, 2014, the company acquired 100% of SymCom, Inc. (“SymCom”) for $52.8 million net of cash acquired. Headquartered in Rapid City, South Dakota, SymCom provides overload relays and pump controllers primarily to the industrial market. The acquisition allows the company to strengthen its position in the relay products market by adding new products and new customers within its Electrical business unit segment. SymCom is based in Rapid City, South Dakota. The company funded the acquisition with available cash and proceeds from credit facilities.

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

SymCom preliminary purchase price allocation (in thousands):
Cash	$325
Current assets, net	9,479
Property, plant and equipment	11,193
Goodwill	14,738
Trademarks	17,020
Patents	1,500
Other non-current assets	20
Current liabilities	(1,182)
$53,093

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

As required by purchase accounting rules, the company initially recorded a $2.6 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. During the first quarter of 2014, as a portion of this inventory was sold, cost of goods sold included a $1.4 million non-cash charge for this step-up.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Acquisition of Businesses, continued

During the second quarter of 2014, the inventory step-up valuation was finalized at $2.8 million which resulted in an additional $1.4 million non-cash charge to cost of goods sold for the second quarter of 2014.

Pro forma financial information is not presented for the SymCom acquisition due to amounts not being materially different than actual results.

Hamlin, Inc.

On May 31, 2013, the company acquired 100% of Hamlin, Inc. (“Hamlin”) from Key Safety Systems, for $144.4 million (net of cash acquired). Hamlin is a manufacturer of sensor technology providing standard products and custom solutions for leading global manufacturers in the automotive and electronic industries. The acquisition allows the company to expand its automotive and electronics product offerings in the global sensor market in both the Automotive and Electronics business segments. Hamlin is headquartered in Lake Mills, Wisconsin and has manufacturing, engineering and sales offices in the U.S., Mexico, Europe and Asia. The company funded the acquisition with available cash raised from borrowings on the company’s new credit arrangement. (See Note 6).

The following table sets forth the final purchase price allocation, as of May 31, 2014, for Hamlin acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values.

Hamlin final purchase price allocation (in thousands):
Cash	$15,984
Current assets, net	27,811
Property, plant and equipment	24,728
Goodwill	51,218
Distribution network	35,327
Patents and licenses	16,276
Trademarks	6,522
Non-current assets	2,452
Current liabilities	(7,734)
Non-current liabilities	(12,217)
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

	(In thousands except for per share amounts)
	For the three months ended		For the six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(As restated)
				(Unaudited)
Revenues	$220,908	$201,346	$427,767	$390,055
Net income	$24,578	$26,224	$49,967	$38,435
Net income per share:
Basic	$1.09	$1.17	$2.22	$1.89
Diluted	$1.08	$1.16	$2.20	$1.87
Weighted-average shares and equivalent shares outstanding:
Basic	22,579	22,296	22,536	22,197
Diluted	22,750	22,499	22,738	22,431

For the three three months ended June 28, 2014, Hamlin added approximately $14.7 million in revenue and $0.9 million net income to the company’s consolidated results. For the six months ended June 28, 2014, Hamlin added approximately $36.5 million in revenue and $1.2 million net income to the company’s consolidated results.

3. Inventories

The components of inventories at June 28, 2014 and December 28, 2013 are as follows (in thousands):

	June 28, 2014	December 28, 2013
Raw material	$28,609	$28,228
Work in process	18,449	17,576
Finished goods	49,616	46,787
Total inventories	$96,674	$92,591

4. Other Investments

The company’s other investments represent shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company. The Polytronics investment was acquired as part of the Heinrich Companies acquisition in 2004. The fair value of the Polytronics investment was €11.6 million (approximately $15.8 million) at June 28, 2014 and €9.0 million (approximately $12.3 million) at December 28, 2013. Included in 2014 other comprehensive income is an unrealized gain of $2.3 million, due to the increase in fair market value of the Polytronics investment. The remaining movement was due to the impact of changes in exchange rates.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Debt

The carrying amounts of long-term debt at June 28, 2014 and December 28, 2013 are as follows (in thousands):

	June 28, 2014	December 28, 2013

Term loan	$96,250	$98,750
Revolving credit facility	199,000	121,000
Total debt	295,250	219,750
Less: Current maturities	204,000	126,000
Total long-term debt	$91,250	$93,750

On May 31, 2013, the company entered into a new credit agreement with J.P Morgan Securities LLC for up to $325.0 million which consisted of an unsecured revolving credit facility of $225.0 million and an unsecured term loan of $100.0 million. The new credit agreement is for a five year period. On January 30, 2014, the company increased the unsecured revolving credit facility entered into on May 31, 2013, by $50.0 million thereby increasing the total revolver borrowing capacity from $225.0 million to $275.0 million. The company incurred debt issuance costs of $0.1 million which will be amortized over the life of the existing credit agreement. As of June 28, 2014, the company had available $75.4 million of borrowing capacity under the revolving credit agreement at an interest rate of LIBOR plus 1.250% (1.4% as of June 28, 2014). At June 28, 2014, the company was in compliance with all covenants under the revolving credit facility.

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

Investment in Polytronics

The company holds an investment in the equity securities of Polytronics as described in Note 4. Equity securities listed on a national market or exchange are valued at the last sales price. Such securities are classified within Level 1 of the valuation hierarchy.

There were no changes during the six months ended June 28, 2014 to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of June 28, 2014 and December 28, 2013 the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Fair Value of Assets and Liabilities, continued

The following table presents assets and liabilities measured at fair value by classification within the fair value hierarchy as of June 28, 2014 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$15,787	$—	$—	$15,787
Total	$15,787	$—	$—	$15,787

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 28, 2013 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$12,286	$—	$—	$12,286
Total	$12,286	$—	$—	$12,286

The company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximate their fair values. The company’s debt fair value approximates book value at June 28, 2014 and December 28, 2013, respectively, as the variable interest rates fluctuate along with market interest rates.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. Earnings Per Share, continued

The following table sets forth the computation of basic and diluted earnings per share under the treasury share method as of June 28, 2014 and the two-class method as of June 29, 2013.

	For the Three Months Ended		For the Six Months Ended
(in thousands except per share amounts)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net income as reported	$24,578	$26,648	$49,967	$38,136
Less: Distributed earnings available to participating securities	—	(10)	—	(18)
Less: Undistributed earnings available to participating securities	—	—	—	(14)
Numerator for basic earnings per share —
Undistributed and distributed earnings available to common shareholders	$24,578	$26,638	$49,967	$38,104
Add: Undistributed earnings allocated to participating securities	—	—	—	14
Less: Undistributed earnings reallocated to participating securities	—	—	—	(14)
Numerator for diluted earnings per share —
Undistributed and distributed earnings available to common shareholders	$24,578	$26,638	$49,967	$38,104
Denominator for basic earnings per share —
Weighted-average shares	22,579	22,296	22,536	22,196
Effect of dilutive securities:
Common stock equivalents	171	203	202	234
Denominator for diluted earnings per share —
Adjusted for weighted-average shares & assumed conversions	22,750	22,499	22,738	22,431
Basic earnings per share	$1.09	$1.19	$2.22	$1.72
Diluted earnings per share	$1.08	$1.18	$2.20	$1.70

9. Income Taxes

The effective tax rate for the second quarter of 2014 was 22.1% compared to an effective tax rate of 24.7% in the second quarter of 2013. The effective tax rate for the six months ended June 28, 2014 was 23.6% as compared to an effective tax rate of 28.5% for the six months ended June 29, 2013. The effective tax rates for both the second quarter and six month periods of 2014 and 2013 are lower than the U.S. statutory tax rate primarily due to the result of more income earned in low tax jurisdictions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Pensions

The components of net periodic benefit cost for the three and six and months ended June 28, 2014, compared with the three and six months ended June 29, 2013, were (in thousands):

	U.S. Pension Benefits				Foreign Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Service cost	$150	$150	$300	$300	$311	$268	$622	$523
Interest cost	971	892	1,942	1,783	592	299	1,183	482
Expected return on plan assets	(1,411)	(1,340)	(2,822)	(2,680)	(573)	(197)	(1,146)	(271)
Amortization of net loss	137	235	274	471	47	38	95	77
Total cost (credit) of the plan	(153)	(63)	(306)	(126)	377	408	754	811
Expected plan participants’ contribution	-	-	-	-	-	-	-	-
Net periodic benefit (credit) cost	$(153)	$(63)	$(306)	$(126)	$377	$408	$754	$811

The expected rate of return assumption on domestic pension assets is approximately 6.75% in 2014 and 2013. The expected return on foreign pension assets is approximately 5.14% and 3.00% in 2014 and 2013, respectively.

As described in Note 13, on July 31, 2014, the company terminated the Littelfuse, Inc. Retirement Plan (the “Pension Plan”, a plan that was previously offered to all full-time Company employees but frozen as to new participants and benefit accruals as of April 1, 2009.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Business Unit Segment Information, continued

Business unit segment information for the three and six months ended June 28, 2014 and June 29, 2013 are summarized as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales
Electronics	$109,947	$91,450	$205,972	$170,865
Automotive	82,042	64,548	164,444	123,933
Electrical	28,919	31,768	57,351	63,886
Total net sales	$220,908	$187,766	$427,767	$358,684

Depreciation and amortization
Electronics	$5,530	$5,131	$10,900	$9,992
Automotive	3,646	2,319	7,174	4,303
Electrical	1,414	997	2,682	1,955
Total depreciation and amortization	$10,590	$8,447	$20,756	$16,250

Operating income (loss)
Electronics	$26,210	$19,779	$45,581	$31,922
Automotive	10,472	8,913	22,354	18,396
Electrical	571	5,623	4,317	12,114
Other(1)	(3,534)	(2,933)	(4,943)	(2,933)
Total operating income	33,719	31,382	67,309	59,499
Interest expense	1,228	644	2,444	1,020
Impairment, loan loss and equity in net loss or unconsolidated affiliate (2)	—	—	—	10,678
Foreign exchange (gain) loss	2,375	(3,724)	2,123	(3,405)
Other (income) expense, net	(1,446)	(935)	(2,632)	(2,163)
Income before income taxes	$31,562	$35,397	$65,374	$53,369

(1) “Other” consists of acquisition related costs and severance charges. (2) During the first quarter of 2013, the company recorded an impairment of its investment in Shocking Technologies. (See Note 5).

The company’s significant net sales by country for the three and six months ended June 28, 2014 and June 29, 2013 are summarized as follows (in thousands):

	For the Three Months Ended(a)		For the Six Months Ended(a)
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

United States	$80,492	$68,633	$152,366	$126,547
China	39,987	37,694	77,200	71,308
Other countries	100,429	81,439	198,201	160,829
Total	$220,908	$187,766	$427,767	$358,684

(a) Sales by country represent sales to customer or distributor locations.

The company’s significant long-lived assets by country as of June 28, 2014 and December 28, 2013 are summarized as follows (in thousands):

	Long-lived assets(b)
	June 28, 2014	December 28, 2013

United States	$38,620	$27,294
China	42,096	45,843
Canada	14,275	14,429
Other countries	63,668	62,607
Total	$158,659	$150,173

(b) Long-lived assets consist of net property, plant and equipment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table sets forth the changes in the components of AOCI by component (in thousands):

AOCI component	Balance at December 28, 2013	Other comprehensive income (loss) activity	Reclassification adjustment for expense included in net income	Balance at June 28, 2014

Pension liability adjustment(a)	$(17,140)	$(180)	$175	$(17,145)
Unrealized gain on investments(b)	9,393	3,584	—	12,977
Foreign currency translation adjustment	28,164	(311)	—	27,853
AOCI income (loss)	$20,417	$3,093	$175	$23,685

(a) Balances are net of tax of $6,551 and $6,549 for 2014 and 2013, respectively.

(b) Balances are net of tax of $0 and $0 for 2014 and 2013, respectively.

13. Subsequent Events

On July 31, 2014, the company terminated the Pension Plan. Distribution of plan assets resulting from the Pension Plan termination will not be made until the Internal Revenue Service and the Pension Benefit Guaranty Corporation determine that the termination satisfies applicable regulatory requirements. As a result of the termination of the Pension Plan, each participant will become fully vested in his or her benefits under the Pension Plan without regard to age and years of service. All participants will have a choice of receiving a lump sum payment or an annuity in full payment of their benefits accrued under the Pension Plan.

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

Electronics Segment

The Electronics segment sells passive and semiconductor components and modules primarily into the global consumer electronics, general industrial and telecommunications markets. The core electronics markets are characterized by significant Asia competition and price erosion. As a result the company is focusing additional efforts on higher growth, less price sensitive niche markets and higher-power industrial applications. The Hamlin acquisition in 2013 expands the company’s product offering into reed switches which are used in a wide variety of electronic products and go through the same channels as the company’s core electronics products.

Automotive Segment

The Automotive segment is comprised of passenger vehicle circuit protection, commercial vehicle products and sensors. The primary growth drivers for these businesses are increasing global demand for passenger and commercial vehicles and increasing content per vehicle for both circuit protection and sensing products. The move away from internal combustion engines to hybrid and electric drive systems that require more circuit protection is expected to be an additional growth driver. The Hamlin acquisition in 2013 significantly expands the company’s position in automotive sensors.

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

The following table is a summary of the company’s net sales by business unit and geography:

Net Sales by Business Unit and Geography (in thousands, unaudited)

	Second Quarter			Year-to-Date
	2014	2013	% Change	2014	2013	% Change
Business Unit
Electronics	$109,947	$91,450	20%	$205,972	$170,865	21%
Automotive	82,042	64,548	27%	164,444	123,933	33%
Electrical	28,919	31,768	(9%)	57,351	63,886	(10%)

Total	$220,908	$187,766	18%	$427,767	$358,684	19%

	Second Quarter			Year-to-Date
	2014	2013	% Change	2014	2013	% Change
Geography(a)
Americas	$95,874	$86,531	11%	$185,025	$164,355	13%
Europe	44,296	33,484	32%	88,223	64,870	36%
Asia-Pacific	80,738	67,751	19%	154,519	129,459	19%

Total	$220,908	$187,766	18%	$427,767	$358,684	19%

(a) Sales by geography represent sales to customer or distributor locations.

Results of Operations – Second Quarter, 2014 compared to 2013

The following table summarizes the company’s consolidated results of operations for the periods presented. The results include incremental activity from the company’s business acquisitions as described, where applicable, in the below analysis. There was an additional $1.4 million accounting adjustment (expense) during the second quarter of 2014 ($2.8 million year-to-date) for the write-off of stepped-up inventory valuation related to the SymCom acquisition as described in Note 2. The company also incurred $2.0 million of severance charges resulting from restructuring at the Hamlin-Mexico plant as well as $2.4 million ($2.1 million year-to-date) of foreign exchange losses during the second quarter of 2014 due primarily to balance sheet revaluation in the Philippines.

(In thousands, unaudited)	Second Quarter			Year-to-Date
	2014	2013	% Change	2014	2013	% Change
Sales	$220,908	$187,766	18%	$427,767	$358,684	19%
Gross Profit	82,995	73,557	13%	161,489	138,163	17%
Operating expense	49,276	42,175	17%	94,180	78,664	20%
Operating income	33,719	31,382	7%	67,309	59,499	13%
Other (income) expense, net	929	(4,659)	(120%)	(509)	(5,568)	(91%)
Income before income taxes	31,562	35,397	(11%)	65,374	53,369	22%
Net income	$24,578	$26,648	(8%)	$49,967	$38,136	31%

Net sales increased $33.1 million or 18% to $220.9 million in the second quarter of 2014 compared to $187.8 million in the second quarter of 2013 due primarily to an incremental $19.9 million from business acquisitions and strong organic growth in automotive and electronics, partially offset by lower electrical sales. The company also experienced $2.3 million in favorable foreign currency effects in the second quarter of 2014 as compared to the second quarter of 2013. Excluding incremental sales from acquisitions and currency effects, net sales increased $10.9 million or 6% year-over-year.

Electronics sales increased $18.5 million or 20% to $109.9 million in the second quarter of 2014 compared to $91.5 million in the second quarter of 2013 due primarily to strong growth for both semiconductor and passive components and an incremental $6.9 million from the addition of Hamlin. The electronics segment experienced $0.9 million in favorable currency effects in the second quarter of 2014 primarily from sales denominated in euro. Excluding the impact from incremental sales from acquisitions and currency effects, sales increased $10.7 million or 12% year-over-year.

Automotive sales increased $17.5 million or 27% to $82.0 million in the second quarter of 2014 compared to $64.5 million in the second quarter of 2013 due to strong organic growth for passenger car fuses, commercial vehicle products and Accel sensors and an incremental $7.7 million from the addition of Hamlin. The automotive segment experienced $1.6 million in favorable currency effects in the second quarter of 2014 primarily due to sales denominated in euros. Excluding incremental sales from acquisitions and currency effects, net sales increased $8.1 million or 13% year-over-year.

Electrical sales decreased $2.8 million or 9% to $28.9 million in the second quarter of 2014 compared to $31.8 million in the second quarter of 2013 primarily from declines in custom and relay sales into the mining market and power fuses into the industrial market. These declines more than offset incremental sales of $5.3 million from the SymCom acquisition. The electrical segment experienced $0.2 million in unfavorable currency effects in the second quarter of 2014 primarily from sales denominated in Canadian dollars. Excluding incremental sales from SymCom and currency effects, net sales decreased $8.0 million or 25% year-over-year.

On a geographic basis, sales in the Americas increased $9.3 million or 11% to $95.9 million in the second quarter of 2014 compared to $86.5 million in the second quarter of 2013 due to incremental sales of $11.9 million from business acquisitions offset by $0.3 million in unfavorable currency effects from sales denominated in Canadian dollars. Excluding incremental sales from acquisitions and currency effects, the Americas sales decreased $2.2 million or 3% due to the decline in electrical sales partially offset by increased automotive and electronics sales.

Europe sales increased $10.8 million or 32% to $44.3 million in the second quarter of 2014 compared to $33.5 million in the second quarter of 2013 mainly due to strong demand for automotive and electronic products, incremental sales of $3.7 million from Hamlin and $2.4 million in favorable currency effects. Excluding incremental sales from acquisitions and currency effects, Europe sales increased $4.7 million or 14% year-over-year primarily due to an increase in demand for automotive and electronics products.

Asia-Pacific sales increased $13.0 million or 19% to $80.7 million in the second quarter of 2014 compared to $67.8 million in the second quarter of 2013 primarily due to strong demand for electronics and electrical products and incremental sales from Hamlin of $4.3 million and $0.3 million in favorable currency effects primarily from sales denominated in Korean won. Excluding incremental sales from Hamlin and currency effects, net sales increased $8.3 million or 12% year-over-year.

Gross profit was $83.0 million or 38% of net sales for the second quarter of 2014 compared to $73.6 million or 39% of net sales in the same quarter last year. Gross profit for the second quarter of 2014 included a $1.4 million non-cash charge to cost of goods sold for inventory that was stepped up to fair value as a result of the SymCom acquisition and $2.0 million of severance charges resulting from restructuring at the Hamlin-Mexico plant. Gross profit for the second quarter of 2013 included a $1.7 million non-cash charge to cost of goods sold for inventory that was stepped-up to fair value as a result of the Hamlin acquisition. Excluding the impact of these charges, gross profit was 39% in the second quarter of 2014 as compared to 40% in the second quarter of 2013. The decline in gross margin is primarily attributable to lower sales in the Electrical market.

Total operating expense was $49.3 million or 22% of net sales for the second quarter of 2014 compared to $42.2 million or 22% of net sales for the same quarter in 2013. The increase in operating expenses primarily reflects incremental operating expenses of $3.1 million from business acquisitions and higher stock compensation expense.

Operating income for the second quarter of 2014 was approximately $33.7 million compared to operating income of $31.4 million for the same quarter in 2013 primarily due to higher sales partially offset by slightly higher operating expenses as described above.

Interest expense was $1.2 million in the second quarter of 2014 compared to $0.6 million in the second quarter of 2013.

Foreign exchange loss (gain), reflecting net gains and losses from balance sheet revaluation, was approximately $2.4 million of expense for the second quarter of 2014 and $3.7 million of income for the second quarter of 2013 and primarily reflects fluctuations in the Philippine peso against the U.S. dollar.

Other (income) expense, net, consisting of interest income, royalties and non-operating income and expense was approximately $1.5 million of income for the second quarter of 2014 compared to $0.9 million of income in the second quarter of 2013.

Income before income taxes was $31.6 million for the second quarter of 2014 compared to income before income taxes of $35.4 million for the second quarter of 2013. Income tax expense was $7.0 million with an effective tax rate of 22.1% for the second quarter of 2014 compared to income tax expense of $8.7 million with an effective tax rate of 24.7% in the second quarter of 2013. The effective tax rates for both the second quarter of 2014 and 2013 are lower than the U.S. statutory tax rate primarily due to income earned in countries with lower tax rates than the U.S.

Net income for the second quarter of 2014 was $24.6 million or $1.08 per diluted share compared to net income of $26.6 million or $1.18 per diluted share for the same quarter of 2013.

Results of Operations – Six Months, 2014 compared to 2013

Net sales increased $69.1 million or 19% to $427.8 million for the first six months of 2014 compared to $358.7 million in the first six months of 2013 due primarily to an incremental $46.3 million from business acquisitions. The company also experienced $3.6 million in favorable foreign currency effects in the first six months of 2014 as compared to 2013. The favorable foreign currency impact primarily resulted from sales denominated in euros. Excluding incremental sales from acquisitions and currency effects, net sales increased $19.1 million or 5% year-over-year.

Electronics sales increased $35.1 million or 21% to $206.0 million in the first six months of 2014 compared to $170.9 million in the first six months of 2013 due primarily to incremental sales of $16.3 million from the Hamlin acquisition. The electronics segment experienced $1.3 million in favorable currency effects in the first six months of 2014 primarily from sales denominated in euro. Excluding incremental sales from Hamlin and currency effects, net sales increased $17.6 million or 10% year-over-year.

Automotive sales increased $40.5 million or 33% to $164.4 million in the first six months of 2014 compared to $123.9 million in the first six months of 2013 due primarily to incremental sales of $20.2 million from Hamlin and strong growth in the passenger vehicle business. The automotive segment experienced $2.8 million in favorable currency effects in the first six months of 2014 primarily due to sales denominated in euros. Excluding incremental sales from acquisitions and currency effects, net sales increased $17.4 million or 14% year-over-year.

Electrical sales decreased $6.5 million or 10% to $57.4 million in the first six months of 2014 compared to $63.9 million in the first six months of 2013 due primarily to slowing demand for custom and relay products as a result of a slow-down in the mining industry. This more than offset incremental sales of $9.8 million from the SymCom acquisition. The electrical segment experienced $0.5 million in unfavorable currency effects in the first six months of 2014 primarily from sales denominated in Canadian dollars. Excluding incremental sales from SymCom and currency effects, net sales decreased $15.8 million or 25% year-over-year.

On a geographic basis, sales in the Americas increased $20.7 million or 13% to $185.0 million in the first six months of 2014 compared to $164.4 million in the first six months of 2013 due to incremental sales from business acquisitions of $26.5 million and increased sales of power fuses, offset by weaker custom and relay sales and $0.8 million in unfavorable currency effects from sales denominated in Canadian dollars. Excluding incremental sales from acquisitions and currency effects, net sales decreased $5.1 million or 3% year-over-year.

Europe sales increased $23.4 million or 36% to $88.2 million in the first six months of 2014 compared to $64.9 million in the first six months of 2013 mainly due to strong demand for both automotive and electronics products, incremental sales of $9.4 million from Hamlin and $4.1 million in favorable currency effects. Excluding incremental sales from acquisitions and currency effects, Europe sales increased 15% year-over-year.

Asia-Pacific sales increased $25.1 million or 19% to $154.5 million in the first six months of 2014 compared to $129.5 million in the first six months of 2013 primarily due to higher demand for automotive and electronics products, incremental sales from Hamlin of $10.4 million and $0.3 million in favorable currency effects primarily from sales denominated in Korean won. Excluding incremental sales from Hamlin and currency effects, net sales increased $14.3 million or 11% year-over-year.

Gross profit was $161.5 million or 38% of net sales for the first six months of 2014 compared to $138.2 million or 39% of net sales in the first six months of 2013. Gross profit for the first six months of 2014 included a $2.8 million non-cash charge to cost of goods sold for inventory that was stepped up to fair value as a result of the SymCom acquisition and $2.0 million of severance charges resulting from restructuring at the Hamlin-Mexico plant. Gross profit for the first six months of 2013 included a $1.7 million non-cash charge to cost of goods sold for inventory that was stepped-up to fair value as a result of the Hamlin acquisition. Excluding the impact of these charges, gross profit was 39% for both the first six months of 2014 and 2013.

Total operating expense was $94.2 million or 22% of net sales for the first six months of 2014 compared to $78.7 million or 22% of net sales for the first six months in 2013. The increase in operating expenses primarily reflects incremental operating expenses of $9.7 million from business acquisitions and higher stock compensation expense.

Operating income for the first six months of 2014 was $67.3 million compared to operating income of $59.5 million for the first six months in 2013 primarily due to higher sales partially offset by slightly higher operating expenses as described above.

Interest expense was $2.4 million for the first six months of 2014 and $1.0 million the first six months of 2013.

Foreign exchange loss (gain), reflecting balance sheet revaluation, was approximately $2.1 million of expense for the first six months of 2014 and $3.4 million of income for the first six months of 2013 and primarily reflects fluctuations in the Philippine peso against the U.S. dollar.

Other (income) expense, net, consisting of interest income, royalties and non-operating income and expense was approximately $2.6 million of income for the first six months of 2014 compared to $2.2 million of income in the first six months of 2013.

Income before income taxes was $65.4 million for the first six months of 2014 compared to income before income taxes of $53.4 million for the first six months of 2013. Income tax expense was $15.4 million with an effective tax rate of 23.6% for the first six months of 2014 compared to income tax expense of $15.2 million with an effective tax rate of 28.5% in the first six months of 2013. The effective tax rates for both the first six months of 2014 and 2013 are lower than the U.S. statutory tax rate primarily due to income earned in countries with lower tax rates than the U.S.

Net income for the first six months of 2014 was $50.0 million or $2.20 per diluted share compared to net income of $38.1 million or $1.70 per diluted share for the same six months of 2013.

Liquidity and Capital Resources

As of June 28, 2014, $332.0 million of the $346.4 million of the company’s cash and cash equivalents was held by foreign subsidiaries. Of the $332.0 million held by foreign subsidiaries, approximately $16.1 million could be repatriated with minimal tax consequences. The company expects to maintain its foreign cash balances (other than the aforementioned $16.1 million) for local operating requirements, to provide funds for future capital expenditures and for potential acquisitions. The company does not expect to repatriate these funds to the U.S.

The company historically has financed capital expenditures through cash flows from operations. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the company’s operations and its debt obligations for the foreseeable future.

Revolving Credit Facilities

On May 31, 2013, the company entered into a new credit agreement with J.P. Morgan Securities LLC for up to $325.0 million which consisted of a revolving credit facility of $225.0 million and an unsecured term loan of $100.0 million. The new credit agreement is for a five year period. On January 30, 2014, the company increased the unsecured revolving credit facility entered into on May 31, 2013, by $50.0 million thereby increasing the total revolver borrowing capacity from $225.0 million to $275.0 million. At June 28, 2014, the company had available $75.4 million of borrowing capacity under the revolving credit agreement at an interest rate of LIBOR plus 1.250% (1.4% as of June 28, 2014). The credit agreement replaces the company’s previous credit agreement dated June 13, 2011 which was terminated on May 31, 2013.

This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At June 28, 2014, the company was in compliance with all covenants under the revolving credit facility.

The company also had $0.8 million outstanding in letters of credit at June 28, 2014. No amounts were drawn under these letters of credit at June 28, 2014.

Cash Flow

The company started 2014 with $305.2 million of cash and cash equivalents. Net cash provided by operating activities was approximately $42.5 million for the first six months of 2014 reflecting $50.0 million in net income and $26.7 million in non-cash adjustments (primarily $20.8 million in depreciation and amortization) offset by $34.2 million in net changes to various operating assets and liabilities.

Changes in operating assets and liabilities for the first six months of 2014 (including short-term and long-term items) that impacted cash flows negatively consisted of increases in accounts receivables ($17.9 million), prepaid and other assets ($2.2 million) and decreases in accrued payroll and severance ($7.3 million), accrued expenses (including post-retirement) ($7.6 million) and accrued and deferred taxes ($2.1 million). The increase in accounts receivables was due to increased sales in the first six months. The decrease in accrued payroll and severance was due primarily to payouts for the 2013 management incentive plan which occurred in the first quarter. The decrease in accrued expenses was due primarily to $9.9 million in pension contributions made during the first quarter. Other changes having a positive impact on cash flows were increases in accounts payable ($2.5 million) and accrued and inventories ($0.4 million).

Net cash used in investing activities was approximately $65.9 million and included $13.1 million in capital spending and $52.8 million for the acquisition of SymCom.

Net cash provided by financing activities was approximately $64.5 million and included $75.5 million in net proceeds from borrowing and $13.3 million from the exercise of stock options, including tax benefits, partially offset by debt issuance costs of $0.1 million, cash dividends paid of $9.9 million and the repurchase of common stock for $14.3 million. The effects of exchange rate changes increased cash and cash equivalents by less than $0.1 million. The net cash provided by operating activities combined with the effects of exchange rate changes less net cash used in investing and financing activities resulted in a $41.2 million increase in cash, which left the company with a cash and cash equivalents balance of $346.4 million at June 28, 2014.

The ratio of current assets to current liabilities was 2.2 at the end of the second quarter of 2014 compared to 2.7 at year-end 2013 and 2.4 at the end of the second quarter of 2013. Days sales outstanding in accounts receivable was approximately 60 days at the end of the second quarter of 2014 compared to 64 days at the end of the second quarter of 2013 and 59 days at year-end 2013. Days inventory outstanding was approximately 64 days at the end of the second quarter of 2014 compared to 67 days at end of the second quarter of 2013 and 70 days at the year-end 2013.

Outlook

Sales for the third quarter are expected to be similar to sales for the second quarter of 2014. The electrical segment is expected to remain weak at least through the remainder of this year due primarily to continued softness in the mining market. The company issued the following guidance for the third quarter of 2014:

●	Sales for the third quarter are expected to be in the range of $215.0 million to $225.0 million which represents 9% year-over-year growth at the midpoint.
●	Earnings for the third quarter are expected to be in the range of $1.29 to $1.43 per diluted share, excluding any special items.
●	Capital expenditures are expected to be approximately $35.0 million for the year.

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

Interest Rates

The company had $295.3 million in debt outstanding at June 28, 2014 at variable interest rates. While 100% of this debt has variable interest rates, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in the U.S., Mexico, Canada, Denmark, China, Lithuania and the Philippines. During the first six months of 2014, sales to customers outside the U.S. were 63.6% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan or Taiwanese dollars.

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

Commodity Prices

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper, zinc, gold, and silver where at current prices and volumes, a 10% price change would affect annual pre-tax profit by approximately $2.3 million for copper, $0.9 million for zinc, $0.2 million for gold, and $1.1 million for silver. From time to time, the company has utilized derivative instruments to hedge certain commodity exposures deemed to be material.

Item 4. Controls and Procedures.

With the participation of our management, including the company’s principal executive officer and principal financial officer, the company has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation and the fact that the company is in the process of remediating the material weakness, which is expected to be completed by the fourth quarter of 2014, the company’s principal executive officer and principal financial officer concluded that the company’s disclosure controls and procedures were not effective as of the end of the period ended June 28, 2014.

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

The material weakness in internal control over financial reporting relates to the company’s evaluation of the income tax considerations, including deferred tax valuation allowances relating to the write-off of its investment in Shocking Technologies, Inc. during the first quarter of 2013. Management has commenced steps to remediate the material weakness associated with this misstatement and has begun the process of implementing an enhanced process to review and approve the income tax accounting treatment for any material items that are of an unusual or complex nature. In accordance with the company’s internal control over financial reporting compliance program, however, the material weakness designation cannot be remediated fully until the remediation processes have been operational for a period of time and successfully tested. Such remediation is anticipated to be completed in the fourth quarter of 2014.

Changes in Internal Control Over Financial Reporting

Except as has been described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended June 28, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Reference is made to Exhibits 31.1 and 31.2 for the Certification statements issued by the company’s Chief Executive Officer and Chief Financial Officer, regarding the company’s disclosure controls and procedures, and internal control over financial reporting, as of June 28, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The table below provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the second quarter of fiscal 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2014 to April 26, 2014	—	$—	—	1,000,000
April 27, 2014 to May 24, 2014	161,751	88.30	161,751	838,249
May 25, 2014 to June 28, 2014	—	—	—	838,249
Total	161,751	$88.30	161,751	838,249

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2014 to April 30, 2015. The company repurchased 161,751 shares of its common stock during the first six months of fiscal 2014, and 838,249 shares may yet be purchased under the program as of June 28, 2014.The company withheld 16,518 shares of stock in lieu of withholding taxes on behalf of employees who became vested in restricted stock units during the first six months of 2014.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

Date: August 1, 2014	By:	/s/ Philip G. Franklin
Philip G. Franklin
Senior Vice President and
Chief Financial Officer
(As duly authorized officer and as the principal financial and accounting officer)