Form 10-Q
period 2014-09-27
LITTELFUSE INC /DE
filed 2014-10-31
CIK 889331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2014

 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-20388

LITTELFUSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8755 W. Higgins Road, Suite 500
Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

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

As of October 24, 2014, 22,489,432 shares of common stock, $.01 par value, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LITTELFUSE, INC.

Condensed Consolidated Balance Sheets

(In thousands of USD, except share amounts)

	September 27, 2014	December 28, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$378,276	$305,192
Short-term investments	38	6,886
Accounts receivable, less allowances	134,706	127,887
Inventories	99,822	92,591
Deferred income taxes	10,722	10,463
Prepaid expenses and other current assets	16,570	17,080
Assets held for sale	5,500	5,500
Total current assets	645,634	565,599
Property, plant and equipment:
Land	5,969	4,382
Buildings	66,780	59,699
Equipment	363,438	354,475
	436,187	418,556
Accumulated depreciation	(278,927)	(268,383)
Net property, plant and equipment	157,260	150,173
Intangible assets, net of amortization:
Patents, licenses and software	24,514	25,166
Distribution network	39,604	42,685
Customer lists, trademarks and tradenames	42,911	30,506
Goodwill	198,702	186,464
Other investments	13,115	12,286
Deferred income taxes	5,325	5,092
Other assets	6,750	6,402

Total assets	$1,133,815	$1,024,373

Liabilities and Equity
Current liabilities:
Accounts payable	$37,062	$33,872
Accrued payroll	28,022	29,437
Accrued expenses	13,342	13,087
Accrued severance	320	182
Accrued income taxes	15,059	5,931
Deferred income taxes	7	229
Current portion of long-term debt	186,500	126,000
Total current liabilities	280,312	208,738
Long-term debt, less current portion	90,000	93,750
Deferred income taxes	10,821	11,585
Accrued post-retirement benefits	225	8,528
Other long-term liabilities	14,558	14,856
Total equity	737,899	686,916

Total liabilities and equity	$1,133,815	$1,024,373

Common shares issued and outstanding of 22,541,918 and 22,467,491, at September 27, 2014, and December 28, 2013, respectively.

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Net Income

(In thousands of USD, except per share amounts, unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net sales	$217,608	$201,040	$645,375	$559,724

Cost of sales	130,228	120,080	396,506	340,601

Gross profit	87,380	80,960	248,869	219,123

Selling, general and administrative expenses	36,647	34,437	109,146	98,091
Research and development expenses	7,449	6,217	22,833	17,725
Amortization of intangibles	3,154	2,747	9,451	6,249
	47,250	43,401	141,430	122,065

Operating income	40,130	37,559	107,439	97,058

Interest expense	1,292	939	3,736	1,959
Impairment and equity in net loss of unconsolidated affiliate	—	—	—	10,678
Foreign exchange (gain) loss	(101)	1,476	2,022	(1,929)
Other (income) expense, net	(2,261)	(1,380)	(4,893)	(3,543)

Income before income taxes	41,200	36,524	106,574	89,893

Income taxes	11,260	9,534	26,667	24,767

Net income	$29,940	$26,990	$79,907	$65,126

Net income per share (see Note 8):
Basic	$1.33	$1.20	$3.55	$2.92
Diluted	$1.32	$1.19	$3.52	$2.89

Weighted average shares and equivalent shares outstanding:
Basic	22,536	22,428	22,536	22,274
Diluted	22,689	22,625	22,722	22,497

Cash dividends paid per common share	$0.25	$0.22	$0.69	$0.62

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Comprehensive Income

(In thousands of USD, unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net income	$29,940	$26,990	$79,907	$65,126
Other comprehensive income (loss):
Pension liability adjustments (net of tax of $39 and $49, for the three months ended 2014 and 2013, and $178 and $233 for the nine months ended 2014 and 2013, respectively)	4	(24)	(1)	(349)
Unrealized (loss) gain on investments	(1,773)	(532)	1,811	546
Foreign currency translation adjustments	(14,962)	10,273	(15,273)	(2,998)
Comprehensive income	$13,209	$36,707	$66,444	$62,325

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Cash Flows

(In thousands of USD, unaudited)

	For the Nine Months Ended
	September 27, 2014	September 28, 2013
Operating activities:
Net income	$79,907	$65,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,736	19,603
Amortization of intangibles	9,451	6,249
Stock-based compensation	7,168	7,030
Non-cash inventory charge	2,769	2,069
Excess tax benefit on share-based compensation	(2,477)	(3,763)
Loss on sale of assets	673	169
Impairment and equity in net loss of unconsolidated affiliate	—	10,678
Changes in operating assets and liabilities:
Accounts receivable	(9,728)	(16,348)
Inventories	(4,118)	(4,537)
Accounts payable	3,024	6,659
Accrued expenses (including post-retirement)	(7,080)	(11,743)
Accrued payroll and severance	(1,198)	5,492
Accrued taxes	5,756	(2,167)
Prepaid expenses and other	(2,052)	1,294
Net cash provided by operating activities	103,831	85,811

Investing activities:
Purchases of property, plant, and equipment	(19,422)	(25,328)
Acquisition of businesses, net of cash acquired	(52,768)	(145,000)
Purchase of short-term investments	—	(8,478)
Proceeds from maturities of short-term investments	6,770	—
Proceeds from sale of assets	72	158
Net cash used in investing activities	(65,348)	(178,648)

FINANCING activities:
Proceeds from term loan	—	100,000
Proceeds from revolving credit facility	97,500	160,500
Payments of term loan	(3,750)	—
Payments of revolving credit facility	(37,000)	(116,000)
Debt issuance costs paid	(108)	(809)
Cash dividends paid	(15,543)	(13,789)
Purchases of common stock	(14,283)	—
Proceeds from exercise of stock options	12,170	19,335
Excess tax benefit on share-based compensation	2,477	3,763
Net cash provided by financing activities	41,463	153,000

Effect of exchange rate changes on cash and cash equivalents	(6,862)	(2,631)

Increase in cash and cash equivalents	73,084	57,532
Cash and cash equivalents at beginning of period	305,192	235,404
Cash and cash equivalents at end of period	$378,276	$292,936

See accompanying notes.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Littelfuse, Inc. and its subsidiaries (the “company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheet, statements of net income and comprehensive income and cash flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the period ended September 27, 2014 are not necessarily indicative of the results that may be expected for the year ending December 27, 2014. For further information, refer to the company’s consolidated financial statements and the notes thereto incorporated by reference in the company’s Annual Report on Form 10-K for the year ended December 28, 2013. The company evaluated subsequent events through the date of its financial statements when filed with the Securities and Exchange Commission (“SEC”).

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

SymCom preliminary purchase price allocation (in thousands):
Cash	$325
Current assets, net	9,154
Property, plant and equipment	11,193
Goodwill	15,063
Trademarks	17,020
Patents	1,500
Other non-current assets	20
Current liabilities	(1,182)
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

Hamlin, Inc.

On May 31, 2013, the company acquired 100% of Hamlin, Inc. (“Hamlin”) from Key Safety Systems, for $144.4 million (net of cash acquired). Hamlin is a manufacturer of sensor technology providing standard products and custom solutions for leading global manufacturers in the automotive and electronic industries. The acquisition allows the company to expand its automotive and electronics product offerings in the global sensor market in both the Automotive and Electronics business segments. Hamlin has manufacturing, engineering and sales offices in the U.S., Mexico, Europe and Asia. Hamlin operations are being integrated into the Electronics and Automotive segments of Littelfuse. The company funded the acquisition with available cash raised from borrowings on the company’s new credit arrangement. (See Note 6).

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

	(In thousands except for per share amounts)
	For the Three Months Ended		For the Nine Months Ended
	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(As restated)
				(Unaudited)
Revenues	$217,608	$201,040	$645,375	$591,095
Net income	$29,940	$26,990	$79,907	$65,425
Net income per share:
Basic	$1.33	$1.20	$3.55	$2.94
Diluted	$1.32	$1.19	$3.52	$2.91
Weighted-average shares and equivalent shares outstanding:
Basic	22,536	22,428	22,536	22,274
Diluted	22,689	22,625	22,722	22,497

3. Inventories

The components of inventories at September 27, 2014 and December 28, 2013 are as follows (in thousands):

	September 27, 2014	December 28, 2013
Raw material	$31,549	$28,228
Work in process	16,810	17,576
Finished goods	51,463	46,787
Total inventories	$99,822	$92,591

4. Other Investments

The company’s other investments represent shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company. The Polytronics investment was acquired as part of the Heinrich Companies acquisition in 2004. The fair value of the Polytronics investment was €10.2 million (approximately $13.1 million) at September 27, 2014 and €9.0 million (approximately $12.3 million) at December 28, 2013. Included in 2014 other comprehensive income is an unrealized gain of $1.8 million, due to the increase in fair market value of the Polytronics investment. The remaining movement was due to the impact of changes in exchange rates.

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

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

6. Debt

The carrying amounts of long-term debt at September 27, 2014 and December 28, 2013 are as follows (in thousands):

	September 27, 2014	December 28, 2013

Term loan	$95,000	$98,750
Revolving credit facility	181,500	121,000
Total debt	276,500	219,750
Less: Current maturities	186,500	126,000
Total long-term debt	$90,000	$93,750

On May 31, 2013, the company entered into a new credit agreement with J.P Morgan Securities LLC for up to $325.0 million which consisted of an unsecured revolving credit facility of $225.0 million and an unsecured term loan of $100.0 million. The new credit agreement is for a five year period. On January 30, 2014, the company increased the unsecured revolving credit facility entered into on May 31, 2013, by $50.0 million thereby increasing the total revolver borrowing capacity from $225.0 million to $275.0 million. The company incurred debt issuance costs of $0.1 million which will be amortized over the life of the existing credit agreement. As of September 27, 2014, the company had available $92.9 million of borrowing capacity under the revolving credit agreement at an interest rate of LIBOR plus 1.50% (1.65% as of September 27, 2014). At September 27, 2014, the company was in compliance with all covenants under the revolving credit facility.

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

There were no changes during the nine months ended September 27, 2014 to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of September 27, 2014 and December 28, 2013 the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

7. Fair Value of Assets and Liabilities, continued

The following table presents assets and liabilities measured at fair value by classification within the fair value hierarchy as of September 27, 2014 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$13,115	$—	$—	$13,115
Total	$13,115	$—	$—	$13,115

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 28, 2013 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$12,286	$—	$—	$12,286
Total	$12,286	$—	$—	$12,286

The company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximate their fair values. The company’s debt fair value approximates book value at September 27, 2014 and December 28, 2013, respectively, as the variable interest rates fluctuate along with market interest rates.

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

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

8. Earnings Per Share, continued

The following table sets forth the computation of basic and diluted earnings per share under the treasury share method as of September 27, 2014 and the two-class method as of September 28, 2013.

	For the Three Months Ended		For the Nine Months Ended
(in thousands except per share amounts)	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013

Net income as reported	$29,940	$26,990	$79,907	$65,126
Less: Distributed earnings available to participating securities	—	(3)	—	(21)
Less: Undistributed earnings available to participating securities	—	—	—	(16)
Numerator for basic earnings per share —
Undistributed and distributed earnings available to common shareholders	$29,940	$26,987	$79,907	$65,089
Add: Undistributed earnings allocated to participating securities	—	—	—	16
Less: Undistributed earnings reallocated to participating securities	—	—	—	(16)
Numerator for diluted earnings per share —
Undistributed and distributed earnings available to common shareholders	$29,940	$26,987	$79,907	$65,089
Denominator for basic earnings per share —
Weighted-average shares	22,536	22,428	22,536	22,274
Effect of dilutive securities:
Common stock equivalents	153	197	186	223
Denominator for diluted earnings per share —
Adjusted for weighted-average shares & assumed conversions	22,689	22,625	22,722	22,497
Basic earnings per share	$1.33	$1.20	$3.55	$2.92
Diluted earnings per share	$1.32	$1.19	$3.52	$2.89

9. Income Taxes

The effective tax rate for the third quarter of 2014 was 27.3% compared to an effective tax rate of 26.1% in the third quarter of 2013 reflecting more income earned in higher tax jurisdictions in the third quarter of 2014. The effective tax rate for the nine months ended September 27, 2014 was 25.0% as compared to an effective tax rate of 27.6% for the nine months ended September 28, 2013. The higher tax rate for the nine months ended September 28, 2013 was primarily the result of certain non-recurring tax items.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

10. Pensions

The components of net periodic benefit cost for the three and nine months ended September 27, 2014, compared with the three and nine months ended September 28, 2013, were (in thousands):

	U.S. Pension Benefits				Foreign Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013

Service cost	$150	$150	$450	$450	$311	$290	$933	$813
Interest cost	971	891	2,913	2,674	591	532	1,774	1,014
Expected return on plan assetsassets	(1,412)	(1,340)	(4,234)	(4,020)	(572)	(446)	(1,718)	(717)
Amortization of net loss	137	235	411	706	47	39	142	116
Total (credit) cost of the plan	(154)	(64)	(460)	(190)	377	415	1,131	1,226
Expected plan participants’ contribution	-	-	-	-	-	-	-	-
Net periodic benefit (credit) cost	$(154)	$(64)	$(460)	$(190)	$377	$415	$1,131	$1,226

The expected rate of return assumption on domestic pension assets is approximately 6.75% in 2014 and 2013. The expected return on foreign pension assets is approximately 5.14% and 3.00% in 2014 and 2013, respectively.

On July 31, 2014, the company terminated the Littelfuse, Inc. Retirement Plan (the “Pension Plan”), a plan that was previously offered to all full-time Company employees but frozen as to new participants and benefit accruals as of April 1, 2009. Distribution of plan assets resulting from the Pension Plan termination will not be made until the Internal Revenue Service and the Pension Benefit Guaranty Corporation determine that the termination satisfies applicable regulatory requirements. As a result of the termination of the Pension Plan, each participant will become fully vested in his or her benefits under the Pension Plan without regard to age and years of service. All participants will have a choice of receiving a lump sum payment or an annuity in full payment of their benefits accrued under the Pension Plan.

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

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

11. Business Unit Segment Information, continued

Business unit segment information for the three and nine months ended September 27, 2014 and September 28, 2013 are summarized as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013
Net sales
Electronics	$107,754	$101,013	$313,726	$271,878
Automotive	80,639	70,386	245,083	194,319
Electrical	29,215	29,641	86,566	93,527
Total net sales	$217,608	$201,040	$645,375	$559,724

Depreciation and amortization
Electronics	$5,582	$5,784	$16,482	$15,776
Automotive	3,435	2,880	10,609	7,183
Electrical	1,414	937	4,096	2,893
Total depreciation and amortization	$10,431	$9,601	$31,187	$25,852

Operating income (loss)
Electronics	$25,800	$20,362	$70,805	$52,284
Automotive	12,227	11,135	35,158	29,531
Electrical	3,224	6,687	7,541	18,801
Other(1)	(1,121)	(625)	(6,065)	(3,558)
Total operating income	40,130	37,559	107,439	97,058
Interest expense	1,292	939	3,736	1,959
Impairment, loan loss and equity in net loss of unconsolidated affiliate (2)	—	—	—	10,678
Foreign exchange (gain) loss	(101)	1,476	2,022	(1,929)
Other (income) expense, net	(2,261)	(1,380)	(4,893)	(3,543)
Income before income taxes	$41,200	$36,524	$106,574	$89,893

(1) “Other” consists of acquisition related costs, severance charges and restructuring costs. (2) During the first quarter of 2013, the company recorded an impairment of its investment in Shocking Technologies. (See Note 5).

The company’s significant net sales by country for the three and nine months ended September 27, 2014 and September 28, 2013 are summarized as follows (in thousands):

	For the Three Months Ended(a)		For the Nine Months Ended(a)
	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013

United States	$85,326	$76,183	$243,979	$202,731
China	45,905	43,644	134,166	114,952
Other countries	86,377	81,213	267,230	242,041
Total	$217,608	$201,040	$645,375	$559,724

(a) Sales by country represent sales to customer or distributor locations.

The company’s significant long-lived assets by country as of September 27, 2014 and December 28, 2013 are summarized as follows (in thousands):

	Long-lived assets(b)
	September 27, 2014	December 28, 2013

United States	$38,964	$27,294
China	40,015	45,843
Canada	13,621	14,429
Other countries	64,660	62,607
Total	$157,260	$150,173

(b) Long-lived assets consist of net property, plant and equipment.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

12. Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table sets forth the changes in the components of AOCI by component (in thousands):

AOCI component	Balance at December 28, 2013	Other comprehensive income (loss) activity	Reclassification adjustment for expense included in net income	Balance at September 27, 2014

Pension liability adjustment(a)	$(17,140)	$(243)	$242	$(17,141)
Unrealized gain on investments(b)	9,393	1,811	—	11,204
Foreign currency translation adjustment	28,164	(15,273)	—	12,891
AOCI income (loss)	$20,417	$(13,705)	$242	$6,954

(a) Balances are net of tax of $6,549 and $6,549 for 2014 and 2013, respectively.

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

The following table is a summary of the company’s net sales by business unit and geography:

Net Sales by Business Unit and Geography (in thousands, unaudited)

	Third Quarter			Year-to-Date
	2014	2013	% Change	2014	2013	% Change
Business Unit
Electronics	$107,754	$101,013	7%	$313,726	$271,878	15%
Automotive	80,639	70,386	15%	245,083	194,319	26%
Electrical	29,215	29,641	(1%)	86,566	93,527	(7%)

Total	$217,608	$201,040	8%	$645,375	$559,724	15%

	Third Quarter			Year-to-Date
	2014	2013	% Change	2014	2013	% Change
Geography(a)
Americas	$97,903	$89,682	9%	$282,928	$254,037	11%
Europe	39,568	35,490	11%	127,791	100,360	27%
Asia-Pacific	80,137	75,868	6%	234,656	205,327	14%

Total	$217,608	$201,040	8%	$645,375	$559,724	15%

(a) Sales by geography represent sales to customer or distributor locations.

Results of Operations – Third Quarter, 2014 compared to 2013

The following table summarizes the company’s consolidated results of operations for the periods presented. The results include incremental activity from the company’s business acquisitions as described, where applicable, in the below analysis. There was an additional $2.8 million in 2014 year-to-date for the write-off of stepped-up inventory valuation related to the SymCom acquisition as described in Note 2. The company incurred $2.0 million of severance charges in 2014 year-to date resulting from restructuring at the Hamlin-Mexico plant. The company also incurred $1.1million of charges during the third quarter of 2014 related to its internal organization restructuring to optimize its ability to use cash. There was $0.1 million of foreign exchange gains during the third quarter of 2014 ($2.0 million of losses in 2014 year-to-date) due primarily to balance sheet remeasurement in the Philippines.

(In thousands, unaudited)	Third Quarter			Year-to-Date
	2014	2013	% Change	2014	2013	% Change
Sales	$217,608	$201,040	8%	$645,375	$559,724	15%
Gross Profit	87,380	80,960	8%	248,869	219,123	14%
Operating expense	47,250	43,401	9%	141,430	122,065	16%
Operating income	40,130	37,559	7%	107,439	97,058	11%
Other (income) expense, net	(1,070)	1,035	(203%)	865	7,165	(88%)
Income before income taxes	41,200	36,524	13%	106,574	89,893	19%
Net income	$29,940	$26,990	11%	$79,907	$65,126	23%

Net sales increased $16.6 million or 8% to $217.6 million in the third quarter of 2014 compared to $201.0 million in the third quarter of 2013 due primarily to strong organic growth in automotive and electronics and an incremental $5.5 million from the SymCom acquisition, partially offset by lower electrical sales. The company also experienced $0.3 million in favorable foreign currency effects in the third quarter of 2014 as compared to the third quarter of 2013. Excluding incremental sales from SymCom and currency effects, net sales increased $10.8 million or 5% year-over-year.

Electronics sales increased $6.7 million or 7% to $107.8 million in the third quarter of 2014 compared to $101.0 million in the third quarter of 2013 due primarily to strong growth for both semiconductor and passive components. The electronics segment experienced $0.2 million in favorable currency effects in the third quarter of 2014 primarily from sales denominated in Korean won. Excluding the impact of currency effects, sales increased $6.6 million or 6% year-over-year.

Automotive sales increased $10.3 million or 15% to $80.6 million in the third quarter of 2014 compared to $70.4 million in the third quarter of 2013 due to strong organic growth for passenger car fuses, commercial vehicle products and sensors. The automotive segment experienced $0.2 million in favorable currency effects in the third quarter of 2014 primarily due to sales denominated in Korean won. Excluding currency effects, net sales increased $10.1 million or 14% year-over-year.

Electrical sales decreased $0.4 million or 1% to $29.2 million in the third quarter of 2014 compared to $29.6 million in the third quarter of 2013 primarily from declines in custom and relay sales into the mining market and power fuses into the industrial market. These declines more than offset incremental sales of $5.5 million from the SymCom acquisition. The electrical segment experienced $0.1 million in unfavorable currency effects in the third quarter of 2014 primarily from sales denominated in Canadian dollars. Excluding incremental sales from SymCom and currency effects, net sales decreased $5.8 million or 20% year-over-year.

On a geographic basis, sales in the Americas increased $8.2 million or 9% to $97.9 million in the third quarter of 2014 compared to $89.7 million in the third quarter of 2013 due primarily to incremental sales of $5.5 million from SymCom offset by $0.1 million in unfavorable currency effects from sales denominated in Canadian dollars. Excluding incremental sales from acquisitions and currency effects, the Americas sales increased $2.9 million or 3% due to the increase in automotive and electronics sales partially offset by decreased electrical sales.

Europe sales increased $4.1 million or 11% to $39.6 million in the third quarter of 2014 compared to $35.5 million in the third quarter of 2013 mainly due to strong demand for electronics and automotive products and $0.2 million in favorable currency effects.

Asia-Pacific sales increased $4.3 million or 6% to $80.1 million in the third quarter of 2014 compared to $75.9 million in the third quarter of 2013 primarily due to strong demand for automotive and electronics products and $0.2 million in favorable currency effects primarily from sales denominated in Korean won. Excluding currency effects, net sales increased $4.1 million or 5% year-over-year.

Gross profit was $87.4 million or 40% of net sales for the third quarter of 2014 compared to $81.0 million or 40% of net sales in the same quarter last year. Gross profit for the third quarter of 2013 included a $0.4 million non-cash charge to cost of goods sold for inventory that was stepped-up to fair value as a result of the Hamlin acquisition.

Total operating expense was $47.3 million or 22% of net sales for the third quarter of 2014 compared to $43.4 million or 22% of net sales for the same quarter in 2013. The increase in operating expenses primarily reflects incremental operating expenses of $2.3 million from the SymCom acquisition and $1.1 million of expenses to effect changes in the company’s legal structure that will enable the up-streaming of cash to the U.S.

Operating income for the third quarter of 2014 was approximately $40.1 million compared to operating income of $37.6 million for the same quarter in 2013 primarily due to higher sales partially offset by higher operating expenses as described above.

Interest expense was $1.3 million in the third quarter of 2014 compared to $0.9 million in the third quarter of 2013 and is primarily related to the company’s revolving credit facility.

Foreign exchange loss (gain), reflecting net gains and losses from balance sheet revaluation, was approximately $0.1 million of income for the third quarter of 2014 and $1.5 million of expense for the third quarter of 2013 and primarily reflects fluctuations in the Philippine peso against the U.S. dollar.

Other (income) expense, net, consisting of interest income, royalties and non-operating income and expense was approximately $2.3 million of income for the third quarter of 2014 compared to $1.4 million of income in the third quarter of 2013.

Income before income taxes was $41.2 million for the third quarter of 2014 compared to income before income taxes of $36.5 million for the third quarter of 2013. Income tax expense was $11.3 million with an effective tax rate of 27.3% for the third quarter of 2014 compared to income tax expense of $9.5 million with an effective tax rate of 26.1% in the third quarter of 2013. The higher effective tax rate in the third quarter of 2014 was primarily due to more income earned in high tax jurisdictions.

Net income for the third quarter of 2014 was $29.9 million or $1.32 per diluted share compared to net income of $27.0 million or $1.19 per diluted share for the same quarter of 2013.

Results of Operations – Nine Months, 2014 compared to 2013

Net sales increased $85.7 million or 15% to $645.4 million in the first nine months of 2014 compared to $559.7 million in the first nine months of 2013 due primarily to an incremental $51.8 million from business acquisitions. The company also experienced $4.0 million in favorable foreign currency effects in the first nine months of 2014 as compared to 2013. The favorable foreign currency impact primarily resulted from sales denominated in euros. Excluding incremental sales from acquisitions and currency effects, net sales increased $29.9 million or 5% year-over-year.

Electronics sales increased $41.8 million or 15% to $313.7 million in the first nine months of 2014 compared to $271.9 million in the first nine months of 2013 due primarily to strong organic growth in fuse products and incremental sales of $16.3 million from the Hamlin acquisition. The electronics segment experienced $1.5 million in favorable currency effects in the first nine months of 2014 primarily from sales denominated in euros. Excluding incremental sales from Hamlin and currency effects, net sales increased $24.1 million or 9% year-over-year.

Automotive sales increased $50.8 million or 26% to $245.1 million in the first nine months of 2014 compared to $194.3 million in the first nine months of 2013 due primarily to incremental sales of $20.2 million from Hamlin and strong growth in all product categories. The automotive segment experienced $3.1 million in favorable currency effects in the first nine months of 2014 primarily due to sales denominated in euros. Excluding incremental sales from acquisitions and currency effects, net sales increased $27.5 million or 14% year-over-year.

Electrical sales decreased $7.0 million or 7% to $86.6 million in the first nine months of 2014 compared to $93.5 million in the first nine months of 2013 due primarily to slowing demand for custom and relay products as a result of a slow-down in the mining industry. This more than offset incremental sales of $15.3 million from the SymCom acquisition. The electrical segment experienced $0.6 million in unfavorable currency effects in the first nine months of 2014 primarily from sales denominated in Canadian dollars. Excluding incremental sales from SymCom and currency effects, net sales decreased $21.6 million or 23% year-over-year.

On a geographic basis, sales in the Americas increased $28.9 million or 11% to $282.9 million in the first nine months of 2014 compared to $254.0 million in the first nine months of 2013 due to incremental sales from business acquisitions of $32.0 million, offset by weaker custom and relay sales and $0.8 million in unfavorable currency effects from sales denominated in Canadian dollars. Excluding incremental sales from acquisitions and currency effects, net sales decreased $2.3 million or 1% year-over-year.

Europe sales increased $27.4 million or 27% to $127.8 million in the first nine months of 2014 compared to $100.4 million in the first nine months of 2013 mainly due to strong demand for both automotive and electronics products, incremental sales of $9.4 million from Hamlin and $4.3 million in favorable currency effects. Excluding incremental sales from acquisitions and currency effects, Europe sales increased $13.7 million or 14% year-over-year.

Asia-Pacific sales increased $29.3 million or 14% to $234.7 million in the first nine months of 2014 compared to $205.3 million in the first nine months of 2013 primarily due to higher demand for automotive and electronics products, incremental sales from Hamlin of $10.4 million and $0.5 million in favorable currency effects primarily from sales denominated in Korean won. Excluding incremental sales from Hamlin and currency effects, net sales increased $18.4 million or 9% year-over-year.

Gross profit was $248.9 million or 39% of net sales in the first nine months of 2014 compared to $219.1 million or 39% of net sales in the first nine months of 2013. Gross profit for the nine months of 2014 included a $2.8 million non-cash charge to cost of goods sold for inventory that was stepped up to fair value as a result of the SymCom acquisition and $2.0 million of severance charges resulting from restructuring at the Hamlin-Mexico plant. Gross profit for the first nine months of 2013 included a $2.1 million non-cash charge to cost of goods sold for inventory that was stepped-up to fair value as a result of the Hamlin acquisition. Excluding the impact of these charges, gross profit was 39% for the first nine months of 2014 and 40% for the first nine months of 2013. The decline in gross margin is primarily attributable to lower sales in the Electrical market.

Total operating expense was $141.4 million or 22% of net sales for the first nine months of 2014 compared to $122.1 million or 22% of net sales for the first nine months in 2013. The increase in operating expenses primarily reflects incremental operating expenses of $12.0 million from business acquisitions.

Operating income for the first nine months of 2014 was $107.4 million compared to operating income of $97.1 million for the first nine months in 2013 primarily due to higher sales partially offset by higher operating expenses as described above.

Interest expense was $3.7 million for the first nine months of 2014 and $2.0 million for the first nine months of 2013 and is primarily related to the company’s revolving credit facility.

Foreign exchange loss (gain), reflecting net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide, was approximately $2.0 million of expense for the first nine months of 2014 and $1.9 million of income for the first nine months of 2013 and primarily reflects fluctuations in the Philippine peso against the U.S. dollar.

Other (income) expense, net, consisting of interest income, royalties and non-operating income and expense was $4.9 million of income for the first nine months of 2014 compared to $3.5 million of income for the first nine months of 2013.

Income before income taxes was $106.6 million for the first nine months of 2014 compared to $89.9 million for the first nine months of 2013. Income tax expense was $26.7 million with an effective tax rate of 25.0% for the first nine months of 2014 compared to income tax expense of $24.8 million with an effective tax rate of 27.6% for the first nine months of 2013. The effective tax rates for both the first nine months of 2014 and 2013 are lower than the U.S. statutory tax rate primarily due to income earned in countries with lower tax rates than the U.S.

Net income for the first nine months of 2014 was $79.9 million or $3.52 per diluted share compared to net income of $65.1 million or $2.89 per diluted share for the same nine months of 2013.

Liquidity and Capital Resources

As of September 27, 2014, $365.3 million of the $378.3 million of the company’s cash and cash equivalents was held by foreign subsidiaries. Of the $365.3 million held by foreign subsidiaries, approximately $17.7 million could be repatriated with minimal tax consequences as of September 27, 2014.

In the fourth quarter of 2014, in conjunction with the post-merger integration of Hamlin, the company expects to repatriate over $90.0 million of cash to the U.S. from various overseas subsidiaries. The company expects to maintain its foreign cash balances (other than the aforementioned $90.0 million) for local operating requirements, to provide funds for future capital expenditures and for potential acquisitions. The company does not expect to repatriate these funds to the U.S. in the foreseeable future. The company is also in the process of reviewing and revising its internal legal structure to optimize its ability to use cash.

The company historically has financed capital expenditures through cash flows from operations. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the company’s operations and its debt obligations for the foreseeable future.

Revolving Credit Facilities

On May 31, 2013, the company entered into a new credit agreement with J.P. Morgan Securities LLC for up to $325.0 million which consisted of a revolving credit facility of $225.0 million and an unsecured term loan of $100.0 million. The new credit agreement is for a five year period. On January 30, 2014, the company increased the unsecured revolving credit facility entered into on May 31, 2013, by $50.0 million thereby increasing the total revolver borrowing capacity from $225.0 million to $275.0 million. At September 27, 2014, the company had available $92.9 million of borrowing capacity under the revolving credit agreement at an interest rate of LIBOR plus 1.50% (1.65% as of September 27, 2014). The credit agreement replaces the company’s previous credit agreement dated June 13, 2011 which was terminated on May 31, 2013.

This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At September 27, 2014, the company was in compliance with all covenants under the revolving credit facility.

The company also had $0.8 million outstanding in letters of credit at September 27, 2014. No amounts were drawn under these letters of credit at September 27, 2014.

Cash Flow

The company started 2014 with $305.2 million of cash and cash equivalents. Net cash provided by operating activities was approximately $103.8 million for the first nine months of 2014 reflecting $79.9 million in net income and $39.3 million in non-cash adjustments (primarily $31.2 million in depreciation and amortization) offset by $15.4 million in net changes to various operating assets and liabilities.

Changes in operating assets and liabilities for the first nine months of 2014 (including short-term and long-term items) that impacted cash flows negatively consisted of increases in accounts receivables ($9.7 million), inventory ($4.1 million) and prepaid and other assets ($2.1 million), decreases in accrued expenses (including post-retirement) ($7.1 million) and accrued payroll and severance ($1.2 million). The increase in accounts receivables was due to increased sales in the first nine months. The increase in inventory resulted from higher stock levels to meet increased demand. The decrease in accrued expenses was due primarily to $9.9 million in pension contributions made during the first quarter. Changes having a positive impact on cash flows were increases in accounts payable ($3.0 million) and accrued and deferred taxes ($5.8 million).

Net cash used in investing activities was approximately $65.3 million and included $19.4 million in capital spending and $52.8 million for the acquisition of SymCom offset by $6.8 million in proceeds from sales of short-term investments.

Net cash provided by financing activities was approximately $41.5 million and included $56.8 million in net proceeds from borrowing and $14.6 million from the exercise of stock options, including tax benefits, partially offset by debt issuance costs of $0.1 million, cash dividends paid of $15.5 million and the repurchase of common stock for $14.3 million. The effects of exchange rate changes decreased cash and cash equivalents by $6.9 million. The net cash provided by operating activities combined with the effects of exchange rate changes less net cash used in investing and financing activities resulted in a $73.1 million increase in cash, which left the company with a cash and cash equivalents balance of $378.3 million at September 27, 2014.

The ratio of current assets to current liabilities was 2.3 at the end of the third quarter of 2014 compared to 2.5 at the end of the third quarter of 2013 and 2.7 at year-end 2013. Days sales outstanding in accounts receivable was approximately 56 days at the end of the third quarter of 2014 compared to 58 days at the end of the third quarter of 2013 and 59 days at year-end 2013. Days inventory outstanding was approximately 70 days at the end of the third quarter of 2014 as well as at the end of the third quarter of 2013 and at year-end 2013.

Outlook

Sales for the fourth quarter are expected to follow normal seasonal patterns which will call for slightly softer Automotive sales and a moderate decline in Electronics sales compared to the third quarter of 2014. The Electrical segment is expected to remain weak due primarily to continued softness in the mining market. The company issued the following guidance for the fourth quarter of 2014:

●	Sales for the fourth quarter are expected to be in the range of $201.0 million to $211.0 million which represents 4% year-over-year growth at the midpoint.
●	Earnings for the fourth quarter are expected to be in the range of $1.05 to $1.19 per diluted share, excluding any special items.
●

Capital expenditures are expected to increase to approximately $11.0 million for the fourth quarter of 2014 due to spending on a new building at the company’s Philippines site and several large equipment purchases.

The company also made the following comments regarding 2015:

●	After a relatively strong first half of 2014, electronics market growth has slowed. We see a continuation of modest growth in 2015.
●

Global car build rates have moderated after several years of above-trend growth. We see this slower growth environment continuing through 2015. However, our program wins for fuses and sensors give us confidence that we can continue to grow our automotive sales faster that the market.

●	The overall electrical business is expected to have moderate growth in 2015 driven primarily by the beginnings of a recovery for custom products and the ramp up of new products at SymCom.

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

Interest Rates

The company had $276.5 million in debt outstanding at September 27, 2014 at variable interest rates. While 100% of this debt has variable interest rates, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are small relative to earnings.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in the U.S., Mexico, Canada, Denmark, China, Lithuania and the Philippines. During the first nine months of 2014, sales to customers outside the U.S. were 62.2% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan or Taiwanese dollars.

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

Commodity Prices

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper, zinc, silver, and gold where at current prices and volumes, a 10% price change would affect annual pre-tax profit by approximately $1.2 million for copper, $0.9 million for zinc, $0.8 million for silver and $0.3 million for gold. From time to time, the company has utilized derivative instruments to hedge certain commodity exposures deemed to be material.

Item 4. Controls and Procedures.

With the participation of our management, including the company’s principal executive officer and principal financial officer, the company has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation and the fact that the company is in the process of remediating the material weakness, which is expected to be completed by the fourth quarter of 2014, the company’s principal executive officer and principal financial officer concluded that the company’s disclosure controls and procedures were not effective as of the end of the period ended September 27, 2014.

The errors resulted from the 2013 year-end treatment of tax deductions related to the company’s write-off of its investment in Shocking Technologies, Inc. The tax deductions were determined to be a capital loss for tax purposes, instead of an ordinary loss as the company had previously determined in consultation with a third party expert.

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

Changes in Internal Control Over Financial Reporting

Except as has been described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended September 27, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Reference is made to Exhibits 31.1 and 31.2 for the Certification statements issued by the company’s Chief Executive Officer and Chief Financial Officer, regarding the company’s disclosure controls and procedures, and internal control over financial reporting, as of September 27, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2014 to April 30, 2015. The company repurchased 161,751 shares of its common stock during the first nine months of fiscal 2014, and 838,249 shares may yet be purchased under the program as of September 27, 2014. No shares were repurchased during the third quarter of 2014. The company withheld 16,518 shares of stock in lieu of withholding taxes on behalf of employees who became vested in restricted stock units during the first nine months of 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Bylaws, as amended to date

10.1	Termination of Amendment to the Littelfuse, Inc. Retirement Plan.

31.1	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

Date: October 31, 2014	By	/s/ Philip G. Franklin
Philip G. Franklin
Senior Vice President and
Chief Financial Officer
(As duly authorized officer and as
the principal financial and accounting
officer)