Form 10-K
period 2014-12-27
LITTELFUSE INC /DE
filed 2015-02-24
CIK 889331

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

	[X]	Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
(Mark one)		for the fiscal year ended December 27, 2014
Or
	[ ]	Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the transition period from to

Commission file number 0-20388

LITTELFUSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8755 West Higgins Road, Suite 500
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

The aggregate market value of 22,318,715 shares of voting stock held by non-affiliates of the registrant was approximately $2,080,104,238 based on the last reported sale price of the registrant’s Common Stock as reported on the NASDAQ Global Select MarketSM on June 28, 2014.

As of February 13, 2015, the registrant had outstanding 22, 593,248 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Littelfuse, Inc. Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

In the electronics market, the company supplies leading manufacturers such as Alcatel-Lucent, Cisco, Celestica, Delta, Flextronics, Foxconn, Hewlett-Packard, HTC, Huawei, IBM, Intel, Jabil, LG, Motorola, Nokia, Panasonic, Quanta, Samsung, Sanmina-SCI, Seagate, Siemens and Sony. The company is also the leading provider of circuit protection for the automotive industry and the third largest producer of electrical fuses in North America. In the automotive market, the company’s end customers include original equipment manufacturers (“OEM”) in North America, Europe and Asia such as BMW, Caterpillar, Chrysler, Daimler Trucks NA, Ford Motor Company, General Motors, Hyundai Group and Volkswagen. The company also supplies wiring harness manufacturers and auto parts suppliers worldwide, including Advance Auto Parts, Continental, Delphi, Lear, Leoni, O’Reilly Auto Parts, Pep Boys, Sumitomo, Valeo and Yazaki. In the electrical market, the company supplies representative customers such as Abbott, Acuity Brands, Dow Chemical, DuPont, GE, General Motors, Heinz, International Paper, John Deere, SMA, First Solar, Samsung, Merck, Poland Springs, Procter & Gamble, Rockwell, United Technologies and 3M. Through the company’s Electrical business, the company supplies industrial ground fault protection in mining and other large industrial operations to customers such as Potash Corporation, Mosaic, Agrium and Cameco. See “Business Environment: Circuit Protection Market.”

The company reports its operations by three segments: Electronics, Automotive, and Electrical. For segment and geographical information and consolidated net sales and operating earnings see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 of the Notes to Consolidated Financial Statements included in this report.

On January 3, 2014, the company acquired 100% of SymCom, Inc. (“SymCom”) for $52.8 million (net of cash acquired). Located in Rapid City, South Dakota, SymCom provides overload relays and pump controllers primarily to the industrial market. The acquisition allows the company to strengthen its position in the relay products market by adding new products and new customers within its Electrical business unit segment. The company funded the acquisition with available cash and proceeds from credit facilities.

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

Net sales by business unit segment for the periods indicated are as follows (in thousands):

	Fiscal Year
	2014	2013	2012
Electronics	$410,065	$367,052	$329,466
Automotive	325,415	267,207	206,222
Electrical	116,515	123,594	132,225
Total	$851,995	$757,853	$667,913

The company operates in three geographic regions: the Americas, Europe and Asia-Pacific. The company manufactures products and sells to customers in all three regions.

Net sales in the company’s three geographic regions, based upon the shipped-to destination, are as follows (in thousands):

	Fiscal Year
	2014	2013	2012
Americas	$377,660	$342,353	$303,598
Europe	163,918	136,814	107,512
Asia-Pacific	310,417	278,686	256,803
Total	$851,995	$757,853	$667,913

The company’s products are sold worldwide through distributors, a direct sales force and manufacturers’ representatives. For the fiscal year ended December 27, 2014, approximately 63% of the company’s net sales were to customers outside the United States, including approximately 22% to China.

The company manufactures many of its products on fully integrated manufacturing and assembly equipment. The company maintains product quality through a Global Quality Management System with most manufacturing sites certified under ISO 9001:2000. In addition, several of the Littelfuse manufacturing sites are also certified under TS 16949 and ISO 14001.

References herein to “2014” or “fiscal 2014” refer to the fiscal year ended December 27, 2014. References herein to “2013” or “fiscal 2013” refer to the fiscal year ended December 28, 2013. References herein to “2012” or “fiscal 2012” refer to the fiscal year ended December 29, 2012.

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

BUSINESS ENVIRONMENT: CIRCUIT PROTECTION MARKET

Electronic Products

Electronic circuit protection products are used to protect circuits in a multitude of electronic systems. The company’s product offering includes a complete line of overcurrent and overvoltage solutions, as well as sensors, including (i) fuses and protectors, (ii) positive temperature coefficient (“PTC”) resettable fuses, (iii) varistors, (iv) polymer electrostatic discharge (“ESD”) suppressors, (v) discrete transient voltage suppression (“TVS”) diodes, TVS diode arrays and protection thyristors, (vi) gas discharge tubes, (vii) power switching components, (viii) fuseholders, and (ix) reed switch and sensor assemblies, blocks and related accessories.

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

In addition to the above products, the company is also a supplier of fuse holders, fuse blocks (including OMNI-BLOK®) and fuse clips primarily to customers that purchase circuit protection devices from the company.

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

The company is a primary supplier of automotive fuses to United States, Asian and European automotive OEM’s, automotive component parts manufacturers and automotive parts distributors. The company also sells its fuses in the replacement parts market, with its products being sold through merchandisers, discount stores and service stations, as well as under private label by national firms. The company invented and owns U.S. and foreign patents related to blade-type fuses, which is the standard and most commonly used fuse in the automotive industry. The company’s automotive fuse products are marketed under trademarked brand names, including ATO®, MINI®, MIDI®, MEGA®, Masterfuse TM, JCASE® and CablePro®.

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

The company has expanded the Automotive Business Segment into the commercial vehicle market with the acquisitions of Cole Hersee and Terra Power. Additional products in this market include:  power distribution modules, low current switches, high current switches, solenoids and relays, electronic switches, battery management products and ignition key switches.

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

PRODUCT DESIGN AND DEVELOPMENT

The company employs scientific, engineering and other personnel to continually improve its existing product lines and to develop new products at its research, product design and development (“R&D”) and engineering facilities in Champaign and Mt. Prospect, Illinois, Boston, Massachusetts, Canada, China, Germany, the Philippines, Taiwan, Lithuania and Mexico. The Product & Development Technology departments maintain a staff of engineers, chemists, material scientists and technicians whose primary responsibility is to design and develop new products.

Proposals for the development of new products are initiated primarily by sales and marketing personnel with input from customers. The entire product development process usually ranges from a few months to 18 months based on the complexity of development, with continuous efforts to reduce the development cycle. During fiscal years 2014, 2013 and 2012, the company expended $31.1 million, $24.4 million and $21.2 million, respectively, on R&D.

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

As of December 27, 2014, the company owned 262 patents in North America, 113 patents in the European Union and 109 patents in other foreign countries. The company also has registered trademark protection for certain of its brand names and logos. The 262 North American patents are in the following product categories: 141 electronics, 59 automotive and 62 electrical. Patents and licenses are amortized over a period of 7-50 years, with a weighted average life of 11.7 years. Distribution networks are amortized over a period of 3-20 years, with a weighted average life of 12.4 years. Trademarks and tradenames are amortized over a period of 5-20 years, with a weighted average life of 13.2 years. The company recorded amortization expense of $12.5 million, $9.3 million and $6.1 million in 2014, 2013 and 2012, respectively, related to amortizable intangible assets.

New products are continually being developed to replace older products. The company regularly applies for patent protection on such new products. Although, in the aggregate, the company’s patents are important in the operation of its businesses, the company believes that the loss by expiration or otherwise of any one patent or group of patents would not materially affect its business.

License royalties amounted to $0.5 million, $0.6 million and $0.7 million for fiscal 2014, 2013 and 2012, respectively, and are included in other expense (income), net on the Consolidated Statements of Net Income.

MANUFACTURING

The company performs the majority of its own fabrication, stamps some of the metal components used in its fuses, holders and switches from raw metal stock and makes its own contacts and springs. In addition, the company fabricates silicon wafers for certain applications and performs its own plating (silver, nickel, zinc, tin and oxides). All thermoplastic molded component requirements used for such products as the ATO® and MINI® fuse product lines are met through the company’s in-house molding capabilities. After components are stamped, molded, plated and readied for assembly, final assembly is accomplished on fully automatic and semi-automatic assembly machines. Quality assurance and operations personnel, using techniques such as statistical process control, perform tests, checks and measurements during the production process to maintain the highest levels of product quality and customer satisfaction.

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

MARKETING

The company’s domestic sales and marketing staff of over 100 people maintains relationships with major OEMs and distributors. The company’s sales, marketing and engineering personnel interact directly with OEM engineers to ensure appropriate circuit protection and reliability within the parameters of the OEM’s circuit design. Internationally, the company maintains a sales and marketing staff of over 100 people with sales offices in the U.K., Germany, Spain, Brazil, Singapore, Taiwan, Japan, Hong Kong, Korea, China and India. The company also markets its products indirectly through a worldwide organization of over 60 manufacturers’ representatives and distributes through an extensive network of electronics, automotive and electrical distributors.

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

Electrical

The company markets and sells its power fuses and protection relays through over 55 manufacturers’ representatives across North America. These representatives sell power fuse products through an electrical and industrial distribution network comprised of approximately 2,000 distributor buying locations. These distributors have customers that include electrical contractors, municipalities, utilities and factories (including both MRO and OEM).

The company’s field sales force (including regional sales managers and application engineers) and manufacturers’ representatives call on both distributors and end-users (consulting engineers, municipalities, utilities and OEMs) in an effort to educate these customers on the capabilities and characteristics of the company’s products.

CUSTOMERS

The company sells to over 5,200 customers and distributors worldwide. No single customer accounted for more than 10% of net sales during any of the last three years. During fiscal 2014, 2013 and 2012, net sales to customers outside the United States accounted for approximately 63%, 64% and 67%, respectively, of the company’s total net sales.

COMPETITION

The company’s products compete with similar products of other manufacturers, some of which have substantially greater financial resources than the company. In the electronics market, the company’s competitors include Cooper Industries (a subsidiary of Eaton Corporation plc), Bel Fuse Inc., Bourns Inc., EPCOS, On Semiconductor Corporation, STMicroelectronics NV, Semtech Corporation, Vishay Intertechnology Inc, and TE Connectivity Ltd. In the automotive market, the company’s competitors include Cooper Industries, Pacific Engineering (a private company in Japan), MTA (a private company in Italy), D&R Technologies (a subsidiary of CTS Corporation) and Sensata Technologies Holding NV. In the electrical market, the company’s major competitors include Cooper Industries and Mersen. The company believes that it competes on the basis of innovative products, the breadth of its product line, the quality and design of its products and the responsiveness of its customer service, in addition to price.

BACKLOG

The backlog of unfilled orders at December 27, 2014 was approximately $92.9 million, compared to $83.2 million at December 28, 2013. Substantially all of the orders currently in backlog are scheduled for delivery in 2015.

EMPLOYEES

As of December 27, 2014, the company employed approximately 7,900 employees worldwide. Approximately 1,600 employees in Mexico are covered by collective bargaining agreements. In Mexico the company has two separate collective bargaining agreements, one for 1,040 employees in Piedras Negras, expiring January 31, 2016 and the second for 600 employees in Matamoros, expiring January 1, 2016. Approximately 21% of the company's total workforce was employed under collective bargaining agreements at December 27, 2014.  The company has no employees covered by a collective bargaining agreement that will expire within one year of December 27, 2014. The Germany collective bargaining agreement, which had covered three employees in Essen, expired at December 31, 2014 and negotiations are currently being conducted for a 2015 agreement.

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

The company employs a chemical engineer to monitor regulatory matters and believes that it is currently in compliance in all material respects with applicable environmental laws and regulations.

Littelfuse GmbH, which was acquired by the company in May 2004, is responsible for maintaining closed coal mines from legacy operations. The company is compliant with German regulations pertaining to the maintenance of the mines and has an accrual related to certain of these coal mine shafts based on an engineering study estimating the cost of remediating the dangers (such as a shaft collapse) of certain of these closed coal mine shafts in Germany. The accrual is reviewed annually and calculated based upon the cost of remediating the shafts. Further information regarding the coal mine liability accrual is provided in Note 10 of the Notes to Consolidated Financial Statements included in this report.

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

We are a company that, from time to time, seeks to grow through strategic acquisitions. We have in the past acquired a number of businesses or companies and additional product lines and assets. We intend to continue to expand and diversify our operations with additional acquisitions. The success of these transactions depends on our ability to integrate the assets and personnel acquired in these acquisitions. We may encounter difficulties in integrating acquisitions with our operations, material weaknesses in the acquired company's internal control environment and may not realize the degree or timing of the benefits that we anticipated from an acquisition.

We may also discover liabilities or deficiencies associated with the companies or assets we acquire that were not identified in advance, which may result in significant unanticipated costs. The effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are dependent upon the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, as well as the limited amount of time in which acquisitions are executed. In addition, we may fail to accurately forecast the financial impact of an acquisition transaction, including tax and accounting charges. Acquisitions may also result in our recording of significant additional expenses to our results of operations and recording of substantial finite-lived intangible assets on our balance sheet upon closing. Any of these factors may adversely affect our financial condition or results of operations.

Reorganization activities may lead to additional costs and material adverse effects.

We are a company that, from time to time, seeks to optimize its production and manufacturing capabilities and efficiencies through relocations, consolidations, plant closings or asset sales. We may make further specific determinations to consolidate, close or sell additional facilities. Possible adverse consequences related to such actions may include various charges for such items as idle capacity, disposition costs and severance costs, in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to restructure or consolidate our business. Our plans to minimize or eliminate any loss of revenues during restructuring or consolidation may not be achieved. These activities may have a material adverse effect upon our business, financial condition or results of operations.

Environmental liabilities could adversely impact our financial position.

Foreign, federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our manufacturing processes or in our finished goods. These environmental regulations have required us to expend a portion of our resources and capital on relevant compliance programs. Under these laws and regulations, we could be held financially responsible for remedial measures if our current or former properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. We may be subject to additional common law claims if we release substances that damage or harm third parties. In addition, future changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs. Any failure to comply with new or existing environmental laws or regulations could subject us to significant liabilities and could have a material adverse effect on our business, financial condition or results of operations.

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

Disruptions in our manufacturing, supply or distribution chain could result in an adverse impact on results of operations.

A disruption could occur within our manufacturing, distribution or supply chain network. This could include damage or destruction due to natural disasters or political instability which would cause one or more of these network channels to become non-operational. This could adversely affect our ability to manufacture or deliver our products in a timely manner, impair our ability to meet customer demand for products and result in lost sales or damage to our reputation. Such a disruption could have a material adverse effect upon our business, financial condition or results of operations.

We derive a substantial portion of our revenues from customers in the automotive, consumer electronics and communications industries, and we are susceptible to trends and factors affecting those industries including unexpected product recalls as well as the success of our customers’ products.

Net sales to the automotive, consumer electronics and communications industries represent a substantial portion of our revenues. Factors negatively affecting these industries and the demand for products also negatively affect our business, financial condition or results of operations. Any adverse occurrence, including industry slowdown, recession, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules, unexpected product recalls or labor disturbances, that results in significant decline in the volume of sales in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition or results of operations. For example, the automotive industry as well as the consumer electronics market is highly cyclical in nature and sensitive to changes in general economic conditions, consumer preferences and interest rates. In addition, the global automotive and electronic industries have overall manufacturing capacity far exceeding demand. To the extent that demand for certain of our customers’ products declines, the demand for our products may decline. Reduced demand relating to general economic conditions, consumer preferences, interest rates or industry over-capacity may have a material adverse effect upon our business, financial condition or results of operations.

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

The market price of our stock has fluctuated widely. Between December 28, 2013 and December 27, 2014, the closing sale price of our common stock ranged between a low of $78.68 and a high of $100.82, experiencing greater volatility over that time than the broader markets. The volatility of our stock price may be related to any number of factors, such as general economic conditions, industry conditions, analysts’ expectations concerning our results of operations, or the volatility of our revenues as discussed above under “Our Revenues May Vary Significantly from Period to Period.” The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

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

On February 4, 2014, management determined that a material weakness existed in its internal control over financial reporting. This determination relates to a material weakness in internal control over financial reporting relating to our evaluation of the income tax considerations, including deferred tax valuation allowances, relating to the write-off of our investment in Shocking Technologies, Inc. during the first quarter of 2013. As a result of the material weakness, management also concluded that both our internal control over financial reporting and disclosure controls and procedures were not effective at March 30, 2013 and December 28, 2013.

In accordance with our internal control over financial reporting compliance program, we successfully implemented additional controls over tax accounting. The controls were in effect for all quarterly reporting periods during 2014 and at December 27, 2014. Management has concluded that the material weakness in internal control over financial reporting related to taxes, as described above, has been effectively remediated.

There can be no assurance that our disclosure controls and procedures will be effective in the future or that a material weakness or significant deficiency in internal control over financial reporting will not again exist. Any such lapses or deficiencies may materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the lapses or deficiencies, expose us to regulatory or legal proceedings, subject us to fines, penalties, judgments or losses not covered by insurance, harm our reputation, or otherwise cause a decline in investor confidence.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

LITTELFUSE FACILITIES

The company’s operations are located in 46 owned or leased facilities worldwide, totaling approximately 2.1 million square feet. The company’s corporate headquarters is located in the U.S. in Chicago, Illinois. The company has North American manufacturing facilities in Saskatoon, Canada, Piedras Negras, Mexico, Melchor Muzquiz, Mexico, Matamoros, Mexico, Lake Mills, Wisconsin and Rapid City, South Dakota. The company has European manufacturing facilities in Roskilde, Denmark and Kaunas, Lithuania. Asia-Pacific operations include sales and distribution centers located in Singapore, Taiwan, Japan, China and Korea, with manufacturing plants in China and the Philippines.

In November, 2014, the company announced its plans to close its Lake Mills, Wisconsin manufacturing facility and transfer production to the Philippines in 2016.

The company does not believe that it will encounter any difficulty in renewing its existing leases upon the expiration of their current terms. Management believes that the company’s facilities are adequate to meet its requirements for the foreseeable future.

The following table provides certain information concerning the company’s facilities at December 27, 2014, and the use of these facilities during fiscal year 2014:

Location	Use	Size (sq. ft.)	Lease/Own	Lease Expiration Date	Primary Product
Chicago, Illinois	Administrative, Engineering, Research and Development and Testing	54,838	Leased	2024	Auto, Electronics and Electrical
Mount Prospect, Illinois	Engineering and Research and Development	23,515	Leased	2018	Auto and Electronics
Champaign, Illinois	Research and Development	13,503	Leased	2025	Auto and Electronics
Lake Mills, Wisconsin	Manufacturing, Administrative, Engineering, Sales and Research and Development	65,000	Leased	2020	Electronics
San Jose, California	Engineering	960	Leased	2016	Electronics
Troy, Michigan	Sales	2,224	Leased	2016	Auto
Rapid City, South Dakota	Manufacturing and Administrative	230,000	Owned	—	Electrical
Baldwinsville, New York	Manufacturing	41,720	Leased	2015	Electrical
Boston, Massachusetts	Administrative, Engineering, Research and Development	26,000	Leased	2016	Auto
Melchor Muzquiz, Mexico	Manufacturing	39,365	Leased	2016	Auto
Bellingham, Washington	Office	2,000	Leased	2017	Auto
Piedras Negras, Mexico	Administrative / Manufacturing	99,822	Leased	2015	Auto
Piedras Negras, Mexico	Manufacturing	291,860	Owned	—	Auto
Matamoros, Mexico	Manufacturing, Administrative, Engineering, Testing, Distribution and Logistics	106,000	Owned	—	Auto
Eagle Pass, Texas	Distribution	4,000	Leased	2016	Auto, Electronics and Electrical
Saskatoon, Canada	Manufacturing	88,585	Owned	—	Electrical
Calgary, Canada	Sales	240	Leased	2017	Electrical
Sao Paulo, Brazil	Sales	3,229	Leased	2015	Electronics and Auto
Manaus, Brazil	Warehouse	2,002	Leased	2015	Electronics and Auto
Roskilde, Denmark	Administrative, Manufacturing, Research and Development and Sales	18,740	Leased	2017	Electrical
Swindon, U.K.	Administrative	304	Leased	2015	Electronics
Bremen, Germany	Administrative	13,455	Leased	2016	Auto, Electronics and Electrical
Norwich, U.K.	Engineering	7,964	Leased	2020	Auto
Essen, Germany	Leased to third party	37,244	Owned	—	—
Essen, Germany	Administrative	3,703	Leased	2015	Auto and Electronic
Amsterdam, Netherlands	Warehouse	21,851	Leased	2015	Auto and Electronic
Trollhättan, Sweden	Sales	3,281	Leased	2015	Auto

Location	Use	Size (sq. ft.)	Lease/Own	Lease Expiration Date	Primary Product
Stockholm, Sweden	Sales	150	Leased	2015	Auto
Kaunas, Lithuania	Administrative, Manufacturing, Testing, Research and Development and Engineering	43,239	Owned	—	Auto
Kaunas, Lithuania	Manufacturing	41,161	Leased	2016	Auto
Kaunas, Lithuania	Research and Development	4,596	Leased	2017	Auto
Singapore	Sales and Distribution	1,572	Leased	2015	Electronics
Taipei, Taiwan	Sales	7,876	Leased	2017	Electronics
Seoul, Korea	Sales	3,643	Leased	2015	Auto and Electronics
Lipa City, Philippines	Manufacturing	116,046	Owned	—	Electronics
Lipa City, Philippines	Manufacturing	22,733	Leased	2015	Electronics
Dongguan, China	Manufacturing	264,792	Leased	2023	Electronics
Suzhou, China	Manufacturing	143,458	Owned	—	Auto and Electronics
Suzhou, China	Manufacturing	37,674	Leased	2017	Auto and Electronics
Beijing, China	Sales	452	Leased	2015	Electronics
Shenzhen, China	Sales	3,100	Leased	2015	Electronics
Shanghai, China	Sales	4,774	Leased	2015	Auto and Electronics
Chu-Pei City, Taiwan	Research and Development	10,505	Leased	2019	Electronics
Wuxi, China	Manufacturing	230,153	Owned	—	Electronics
Hong Kong, China	Sales	743	Leased	2017	Auto, Electronics and Electrical
Yokohama, Japan	Sales	3,509	Leased	2015	Auto, Electronics and Electrical

Properties with lease expirations in 2015 renew at various times throughout the year. The company does not anticipate any material impact as a result of such expirations.

ITEM 3. LEGAL PROCEEDINGS.

The company is not a party to any material legal proceedings, other than routine litigation incidental to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of the company’s common stock are traded under the symbol “LFUS” on the NASDAQ Global Select MarketSM. As of February 13, 2015, there were 85 holders of record of the company’s common stock.

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

In the case of the Russell 2000 Index and the Dow Jones Electrical Components and Equipment Industry Group Index, a $100 investment made on December 31, 2009, and reinvestment of all dividends is assumed. In the case of the company, a $100 investment made on December 31, 2009, is assumed. Returns for the company’s fiscal years presented above are as of the last day of the respective fiscal year which was, January 1, 2011, December 31, 2011, December 29, 2012, December 28, 2013 and December 27, 2014 for the fiscal years 2010, 2011, 2012, 2013 and 2014, respectively.

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

The Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2014 to April 30, 2015. The company repurchased 161,751 shares of its common stock during the second quarter of 2014 and 838,249 shares remain available for purchase under the program as of December 27, 2014.

The company withheld 19,634 shares of stock in lieu of withholding taxes on behalf of employees who became vested in restricted share units during fiscal 2014 during the period April 27, 2014 to December 27, 2014. Shares withheld are classified as Treasury stock on the Consolidated Balance Sheet.

The table below provides information with respect to the company’s quarterly stock prices and cash dividends declared and paid for each quarter during fiscal 2014 and 2013:

	2014				2013
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$100.82	$97.45	$99.46	$97.54	$94.26	$83.40	$75.46	$68.85
Low	78.68	84.14	84.60	85.55	74.43	73.77	63.14	61.46
Close	98.76	87.65	93.20	91.20	92.67	78.36	74.61	67.85
Dividends	0.25	0.25	0.22	0.22	0.22	0.22	0.20	0.20

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

	2014	2013	2012	2011	2010
Net sales	$851,995	$757,853	$667,913	$664,955	$608,021
Gross profit	324,428	296,232	258,467	256,694	233,872
Operating income	133,830	129,881	106,870	113,904	107,574
Net income	99,418	88,784	75,332	87,024	78,663
Per share of common stock:
Income from continuing operations
- Basic	4.41	3.98	3.45	3.96	3.58
- Diluted	4.37	3.94	3.40	3.90	3.52
Cash dividends paid	0.94	0.84	0.76	0.63	0.15
Cash and cash equivalents	297,571	305,192	235,404	164,016	109,720
Total assets	1,070,826	1,024,373	777,728	678,424	621,129
Short-term debt	88,500	126,000	84,000	85,000	33,000
Long-term debt, less current portion	106,658	93,750	—	—	41,000

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

In addition to protecting and growing its core circuit protection business, Littelfuse has been investing in power control and sensing technologies. These newer platforms, combined with the company’s strong balance sheet and operating cash flow, provide opportunities for increased organic and acquisition growth. In 2012, the company set a five-year strategic target plan to grow annual sales at 15% per year; 5% organically and 10% through acquisitions. As of December 27, 2014, two years into the five-year plan, the company has achieved an annual sales growth of 13%; 5% organically and 8% through acquisitions. The company remains focused on only those acquisitions that will add shareholder value. Overall, the company believes its strategy is sound, the fundamentals of its business have not changed, and its long-term goals are achievable.

To maximize shareholder value, the company’s primary strategic goals are to:

●	Grow organically faster than its markets;
●	Double the pace of acquisitions;

●	Sustain operating margins in the high teens;
●	Improve return on investment; and
●	Return excess cash to shareholders.

The company serves markets that are directly impacted by global economic trends with significant exposures to the consumer electronics, automotive, industrial and mining end markets. The company’s results will be impacted positively or negatively by changes in these end markets.

Electronics Segment Overview

The Electronics segment, which accounts for 48% of total sales, has produced solid revenue growth and substantial margin improvement over the last few years. In 2014, sales increased 12% (7% excluding acquisitions) and operating margin increased from 19.0% to 21.2% reflecting growth in all regions. The company believe this is the result of a stable electronics market combined with ongoing design wins and market share gains for Littelfuse.

The electronics business is affected by seasonality. Sales are typically weaker in the first and fourth quarters and stronger in the second quarter and third quarters. This reflects the production ramp up for consumer electronics in advance of the year-end holidays and other factors.

Fourth quarter 2014 sales for Electronics were consistent with normal seasonality as channel inventories remain at appropriate levels. The book-to-bill ratio of 1.06 (1.0 excluding sensors) at the end of the fourth quarter is also consistent with normal seasonal trends.

Automotive Segment Overview

The Automotive segment, which accounts for 38% of sales, has been the company’s fastest growing business over the last few years. In 2014, Automotive sales increased 22% (14% excluding acquisitions) resulting from strong performance across all product categories and all regions

Passenger car fuse sales continue to outperform global car production due primarily to the success of the company’s new high current fuses which are driving increases in content per vehicle. Commercial vehicle products had their best year ever with double-digit sales growth and improved operating margin driven by strength in the North American heavy duty truck market and integration-related cost savings. Automotive sensors also had their second consecutive year of double-digit sales growth primarily reflecting ramp-up of new solar sensor and speed and position sensor platforms. In summary, sales increased in all three major areas of the Automotive business, and while the company is currently experiencing headwinds from the weaker euro, it anticipates continued growth in the year ahead.

Electrical Segment Overview

The Electrical segment, which accounts for about 14% of total sales, has been the company’s most challenging segment for the past two years. In 2014, Electrical sales declined 6% (22% excluding the acquisition of SymCom) reflecting the depressed global mining market, a difficult year for solar sales and continued weakness in non-residential construction.

Toward the end of 2014, the company began seeing signs of improvement in two of its most important end markets: potash mining and non-residential construction. While these positive trends did not significantly impact 2014, the company expects these trends to contribute to growth in 2015. In addition, the company expects improved performance for SymCom in 2015 reflecting new product introductions and progress on integration activities.

Business Acquisitions

On January 3, 2014, the company acquired 100% of SymCom, Inc. (“SymCom”) for $52.8 million (net of cash acquired). Located in Rapid City, South Dakota, SymCom provides overload relays and pump controllers primarily to the industrial market. The acquisition allows the company to strengthen its position in the relay products market by adding new products and new customers within its Electrical business unit segment.

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

	Fiscal Year
	2014	2013	2012
Business Unit
Electronics(b)	$410.1	$367.1	$329.5
Automotive(c) (d)	325.4	267.2	206.2
Electrical(h)	116.5	123.6	132.2
Total	$852.0	$757.9	$667.9

Geography(a)
Americas(e)(h)	$377.7	$342.4	$303.6
Europe(d) (f)	163.9	136.8	107.5
Asia-Pacific(g)	310.4	278.7	256.8
Total	$852.0	$757.9	$667.9

(a) Sales by geography represent sales to customer or distributor locations.

(b) 2014 and 2013 includes incremental Hamlin net sales of $36.5 million and $24.1 million, respectively.

(c) 2014 and 2013 includes incremental Hamlin net sales of $20.2 million and $26.9 million, respectively.

(d) 2013 includes incremental Accel and Terra Power net sales of $9.2 million and $5.7 million, respectively.

(e) 2014 and 2013 include incremental Hamlin net sales of $16.7 million and $23.0 million, respectively.

(f) 2014 and 2013 include incremental Hamlin net sales of $9.3 million and $11.6 million, respectively.

(g) 2014 and 2013 include incremental Hamlin net sales of $10.4 million and $16.4 million, respectively.

(h) 2014 includes incremental SymCom net sales of $19.6 million.

Business unit segment information is described more fully in Note 15 of the Notes to Consolidated Financial Statements. The following discussion provides an analysis of the information contained in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements at December 27, 2014 and December 28, 2013, and for the three fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012.

Results of Operations — 2014 compared with 2013

The following table summarizes the company’s consolidated results of operations for the periods presented. The results include incremental activity from the company’s business acquisitions as described, where applicable, in the below analysis. There were also additional expenses and accounting adjustments during 2014. These include a $2.8 million inventory adjustment in 2014 related to the SymCom acquisition as described in Note 2, $0.4 million in acquisition-related costs, $3.2 million in severance charges related to the Lake Mills, Wisconsin and Matamoros, Mexico locations, $2.2 million in internal legal restructuring costs that will enable the up-streaming of cash to the U.S., and $0.3 million in asset impairments.

Fiscal year 2014 also included $3.9 million in foreign currency losses primarily attributable to changes in the value of both the euro and Philippine peso against the U.S. dollar while fiscal year 2013 included $3.3 million in foreign currency gains primarily related to the value of the Philippine peso against the dollar.

	Fiscal Year
(In thousands)	2014	2013	% Change
Sales	$851,995	$757,853	12%
Gross profit	324,428	296,232	10%
Operating expenses	190,598	166,351	15%
Operating income	133,830	129,881	3%
Other expense (income), net	(6,644)	(4,646)	43%
Income before income taxes	131,646	124,235	6%
Net income	$99,418	$88,784	12%

Net sales increased $94.1 million or 12% to $852.0 million for fiscal year 2014 compared to $757.9 million in fiscal year 2013 due primarily to an incremental $56.1 million from business acquisitions and growth in electronic and automotive products, offset by lower electrical sales. The company also experienced $0.4 million in unfavorable foreign currency effects in 2014 as compared to 2013 primarily resulting from sales denominated in Canadian dollars and Japanese yen. During the fourth quarter of 2014, sales were negatively impacted by the steep decline in the euro. Excluding acquisitions and currency effects, net sales increased $38.5 million or 5% year over year. The Automotive business segment sales increased $58.2 million or 22% to $325.4 million. The Electronics business segment sales increased $43.0 million or 12% to $410.1 million, and the Electrical business segment sales decreased $7.1 million or 6% to $116.5 million. Sales levels in 2014, excluding acquisitions and currency effects, were positively impacted by increased demand for the company’s automotive and electronic products partially offset by slowing demand for the company’s electrical products.

The increase in Automotive sales was primarily due to strong organic growth in all product categories and an incremental $20.2 million in sales from Hamlin. Currency effects increased sales by $0.6 million for the full year 2014 compared to 2013. Excluding incremental sales from Hamlin and currency effects, Automotive sales increased $37.3 million or 14% year over year due primarily to increases in content per vehicle and strength in the heavy truck market.

The increase in Electronics sales reflected solid growth for both semiconductor and passive components and incremental sales from Hamlin of $16.3 million. In addition, sales were positively impacted by net favorable currency effects of $0.2 million for the full year 2014. Excluding acquisitions and currency effects, Electronics sales increased $26.5 million or 7% year over year.

The decrease in Electrical sales was primarily from declines in custom and relay sales into the mining market and power fuses into the solar market. These declines more than offset incremental sales of $19.6 million from the SymCom acquisition in 2014. The Electrical segment experienced net unfavorable currency effects of $1.3 million primarily from sales denominated in Canadian dollars. Excluding incremental sales and currency effects, Electrical sales decreased $25.4 million or 21% year over year.

On a geographic basis, sales in the Americas increased $35.3 million or 10% in 2014 as compared to 2013 due primarily to incremental sales from business acquisitions of $36.3 million offset by $1.4 million in unfavorable currency effects resulting from sales denominated in Canadian dollars. Excluding acquisitions and currency effects, Americas’ sales increased $0.4 million or less than 1%. Increases in the company’s Automotive and Electronics sales were mostly offset by a decline in Electrical sales. Automotive sales increased $33.4 million or 26% primarily reflecting incremental sales from acquisitions of $12.5 million, strong growth in the passenger vehicle market and growth in the commercial vehicle market. Electronics sales increased $9.6 million or 9% primarily reflecting higher demand and incremental sales from Hamlin of $4.3 million. Electrical sales decreased $7.7 million or 7% resulting from decreases in demand for protection relays and custom products due to continued weakness in the mining segment. This decrease more than offset $19.6 million in incremental sales from SymCom in 2014.

European sales increased $27.1 million or 20% in 2014 compared to 2013 primarily due to strong demand for electronics and automotive products, incremental sales from Hamlin of $9.4 million and $1.0 million in favorable currency effects from sales denominated in euros. Excluding acquisitions and currency effects, European sales increased $16.8 million or 12%. This resulted from increases in the company’s Electronics and Automotive sales partially offset by a decrease in Electrical sales. Automotive sales increased $18.2 million or 21% in 2014 primarily reflecting incremental sales from Hamlin sensors of $6.2 million and higher sales in the passenger vehicle markets driven primarily by increased content. Excluding the impact of incremental sales from Hamlin and favorable currency effects, Automotive sales increased $11.5 million or 13%. Electronics sales increased $9.2 million or 22% reflecting incremental sales from Hamlin of $3.2 million and higher demand in 2014. Electrical sales decreased $0.3 million or 4% in 2014 primarily from decreased demand in the marine market for relays.

Asia-Pacific sales increased $31.7 million or 11% in 2014 compared to 2013 primarily due to increased demand across all product categories and incremental sales from Hamlin of $10.4 million. Currency effects amounted to less than $0.1 million. Excluding acquisitions and currency effects, Asia-Pacific sales increased $21.3 million or 8%. Electronics sales increased $24.2 million or 11% reflecting incremental sales from Hamlin of $8.9 million and increased sales in China offset by weakness in the Taiwan, Japan and Korea markets. Automotive sales increased $6.6 million or 12% reflecting incremental sales from acquisitions of $1.5 million and continued increased demand for passenger vehicles in China as well as gains in market share.

Gross profit was $324.4 million or 38.1% of sales in 2014, compared to $296.2 million or 39.1% of sales in 2013. Gross profit in both 2014 and 2013 were negatively impacted by purchase accounting adjustments in cost of sales of $2.8 million and $1.5 million, respectively. These charges were the additional cost of goods sold for SymCom and Hamlin inventories which had been stepped up to fair value at the acquisition dates as required by purchase accounting rules. Additionally, 2014 gross profit was negatively impacted by $2.7 million in severance charges. These severance charges primarily related to post-Hamlin acquisition reorganization changes. Excluding the impact of these charges, gross profit was $329.9 million or 38.7% of sales as compared to $297.8 million or 39.3% of sales in 2013. The decrease in gross margin was primarily attributable to higher sales of sensors in 2014 which carry lower margins than the company’s core products.

Total operating expense was $190.6 million or 22.4% of net sales for 2014 compared to $166.4 million or 22.0% of net sales for 2013. The increase in operating expenses primarily reflects incremental operating expenses of $14.2 million from business acquisitions and $3.5 million in restructuring, acquisition and impairment costs, $2.2 million of which was to effect changes in the company’s legal structure to allow tax-efficient repatriation of approximately $90.0 million of cash in the fourth quarter of 2014.

Operating income was $133.8 million or 15.7% of net sales in 2014 compared to $129.9 million or 17.1% of net sales in the prior year. The increase in operating income and decrease in operating margin in the current year was due primarily to the factors affecting gross profit and operating expenses discussed above.

Interest expense was $4.9 million in 2014 as compared to $2.9 million in 2013 and is primarily related to the company’s increased borrowing to fund acquisitions.

Impairment and equity in net loss of unconsolidated affiliate was $10.7 million in 2013. During the first quarter of 2013, the company fully impaired its investment in and loan receivable from Shocking Technologies, Inc. (“Shocking”) as described in Note 6 of the Notes to Consolidated Financial Statements included in this report.

Foreign exchange (gain) loss was $3.9 million of loss in 2014 compared to $3.3 million of gain in 2013. The fluctuation in foreign exchange was primarily attributable to changes in the value of both the euro and the Philippine peso against the U.S. dollar in 2014 and the Philippine peso against the dollar in 2013.

Other expense (income), net, consisting of interest income, royalties and non-operating income was $6.6 million of income in 2014 compared to $4.6 million of income in 2013. The year-over-year increase in income primarily reflects higher interest income in 2014.

Income before income taxes was $131.6 million in 2014 compared to $124.2 million in 2013. Income tax expense was $32.2 million in 2014 compared to $35.5 million in 2013. The 2014 effective income tax rate was 24.5% compared to 28.5% in 2013. The lower effective tax rate in 2014 is primarily related to the $6.1 million Shocking tax adjustment booked in 2013. The 2014 and 2013 effective tax rates are lower than the U.S. statutory tax rate primarily the result of income earned in low-tax jurisdictions.

Results of Operations — 2013 compared with 2012

The following table summarizes the company’s consolidated results of operations for the periods presented. The results include incremental activity from the company’s business acquisitions as described, where applicable, in the below analysis. There were also additional expenses and accounting adjustments during 2013. These include a $1.5 million inventory adjustment in 2013 as described in Note 2, and $1.7 million in acquisition related operating expenses in 2013 both related to the Hamlin acquisition. Fiscal year 2013 included $3.3 million in foreign currency gains while fiscal year 2012 included $3.2 million in foreign currency losses, both primarily related to U.S. dollar gains or losses against the Philippine peso.

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

Income before income taxes was $124.2 million in 2013 compared to $100.1 million in 2012. Income tax expense was $35.5 million in 2013 compared to $24.7 million in 2012. The 2013 effective income tax rate was 28.5% compared to 24.7% in 2012. The higher effective tax rate in 2013 is primarily related to the $6.1 million Shocking tax adjustment booked in 2013. The 2012 and 2013 effective tax rates are lower than the statutory tax rate primarily due to the result of income earned in low-tax jurisdictions.

Liquidity and Capital Resources

As of December 27, 2014, $288.0 million of the $297.6 million of the company’s cash and cash equivalents was held by foreign subsidiaries. Of the $288.0 million held by foreign subsidiaries, approximately $18.7 million could be repatriated with minimal tax consequences. The company expects to maintain its foreign cash balances (other than the aforementioned $18.7 million) for local operating requirements, to provide funds for future capital expenditures and for potential acquisitions. The company does not expect to repatriate these funds to the U.S.

The company historically has financed capital expenditures through cash flows from operations. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the company’s operations and its debt obligations for the foreseeable future.

Term Loan and Revolving Credit Facilities

On May 31, 2013, the company entered into a new credit agreement with J.P. Morgan Securities LLC for up to $325.0 million which consists of an unsecured revolving credit facility of $225.0 million and an unsecured term loan of $100.0 million. The new credit agreement is for a five year period. At December 27, 2014, the company had available $190.9 million of borrowing capacity under the credit agreement at an interest rate of LIBOR plus 1.25% (1.42% as of December 27, 2014).

The credit agreement replaces the company’s previous credit agreement dated June 13, 2011, which was terminated on May 31, 2013.

On January 30, 2014, the company increased the unsecured revolving credit facility entered into on May 31, 2013, by $50.0 million thereby increasing the total revolver borrowing capacity from $225.0 million to $275.0 million.

This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At December 27, 2014, the company was in compliance with all covenants under the credit agreement.

Entrusted Loan

During the fourth quarter of 2014, the company entered into an entrusted loan arrangement (“Entrusted Loan”) of RMB 110.0 million (approximately $17.9 million) between two of its China legal entities, Littelfuse Semiconductor (Wuxi) Company (the “Lender”) and Suzhou Littelfuse OVS Ltd. (the “Borrower”), utilizing Bank of America, N.A., Shanghai Branch as agent. Direct borrowing and lending between two commonly owned commercial entities is strictly forbidden under China’s regulations requiring the use of a third party agent to enable loans between Chinese legal entities. As a result, the Entrusted Loan is reflected as both a long-term asset and long-term debt on the company’s Consolidated Balance Sheets and is reflected in the investing and financing activities in its Consolidated Statements of Cash Flows. Interest expense and interest income will be recorded between the lender and borrower with no net impact on the company’s Consolidated Statements of Income since the amounts will be offsetting. The loan interest rate per annum is 5.25%. The Entrusted Loan is used to finance the operation and working capital needs of the borrower and matures in November 2019.

Other Obligations

For the fiscal year ended December 27, 2014, the company had $0.8 million available in letters of credit. No amounts were drawn under these letters of credit at December 27, 2014.

Cash Flows and Working Capital

The company started 2014 with $305.2 million of cash. Net cash provided by operating activities in 2014 was approximately $153.1 million and included $99.4 million in net income and $47.8 million in non-cash adjustments (primarily $41.9 million in depreciation and amortization), and $5.9 million of favorable changes in operating assets and liabilities.

Changes in operating assets and liabilities (including short-term and long-term items) that negatively impacted cash flows in 2014 consisted of changes in accounts receivable ($13.1 million), inventory ($2.3 million), accrued expenses including post-retirement ($1.6 million) and accrued taxes ($0.5 million). Increases in accounts receivable and inventory resulted from higher sales volumes in 2014. Accrued expenses including post-retirement included pension contributions of $9.9 million in 2014 and $5.0 million in 2013. Positively impacting cash flows were changes in accounts payable ($17.3 million), accrued payroll and severance ($2.4 million) and prepaid expenses and other ($3.7 million). The increase in accounts payable primarily resulted from large capital purchases in December 2014 and the lengthening of vendor payment terms.

Net cash used in investing activities in 2014 was approximately $104.0 million and included $32.3 million in purchases of property, plant and equipment (primarily production equipment and facilities for capacity expansion and new products at the company’s locations in Piedras Negras, Mexico, Wuxi, China and the Philippines), $17.9 million related to the Entrusted Loan (see Note 7 of the Notes to Consolidated Financial Statements included in this report), $4.3 million for purchases of short-term investments and $56.4 million for the business acquisitions. Offsetting the cash used in investing activities was $0.1 million in proceeds from sales of property, plant and equipment and $6.8 million in proceeds from maturities of short-term investments.

Net cash used in financing activities in 2014 was approximately $43.3 million, which included $24.6 million in net borrowing, $2.8 million in excess tax benefits on share-based compensation and $14.1 million in cash proceeds from the exercise of stock options. The company also repurchased $14.3 million of its own stock in 2014. Additionally the company paid cash dividends of $21.2 million during the year and incurred $0.1 million in debt issuance costs. Information regarding the company’s debt is provided in Note 7 of the Notes to Consolidated Financial Statements included in this report.

The effect of exchange rate changes decreased cash by $13.5 million in 2014. The net cash provided by operating activities less net cash used in financing and provided by investing activities plus the effect of exchange rate changes, resulted in a $7.6 million decrease in cash and cash equivalents in 2014. This left the company with a cash balance of $297.6 million at December 27, 2014.

Days sales outstanding (DSO) in accounts receivable was 60 days at year-end 2014 compared to 59 days at year-end 2013 and 58 days at year-end 2012. Days inventory outstanding was 68 days at year-end 2014, compared to 70 days at year-end 2013 and 69 days at year-end 2012.

The ratio of current assets to current liabilities was 2.8 to 1 at year-end 2014, compared to 2.7 to 1 at year-end 2013 and 2.9 to 1 at year-end 2012. The change in the current ratio at the end of 2014 compared to the prior year reflected decreased current liabilities in 2014, primarily related to lower current portion of long-term debt balance and current portion of accrued pension. The carrying amounts of total debt decreased $24.6 million in 2014, compared to an increase of $135.8 million in 2013 and a decrease of $1.0 million in 2012. The decrease in 2014 is due to higher net payments under the revolving credit facility in 2014. The ratio of long-term debt to equity was 0.15 to 1 at year-end 2014 compared to 0.14 to 1 at year-end 2013 and 0.00 to 1 at year-end 2012. Further information regarding the company’s debt is provided in Note 7 of the Notes to Consolidated Financial Statements included in this report.

The company started 2013 with $235.4 million of cash. Net cash provided by operating activities in 2013 was approximately $117.4 million and included $88.8 million in net income and $58.3 million in non-cash adjustments (primarily $34.5 million in depreciation and amortization), partially offset by $29.7 million of changes in operating assets and liabilities.

Changes in operating assets and liabilities in 2013 (including short-term and long-term items) that negatively impacted cash flows in 2013 consisted of changes in accounts receivable ($16.7 million), inventory ($5.5 million), accrued expenses including post-retirement ($8.9 million) and accrued taxes ($10.8 million). Increases in accounts receivable and inventory resulted from higher sales volumes in 2013. Accrued expenses, including post-retirement, included pension contributions of $5.0 million in 2013 and $10.0 million in 2012. Positively impacting cash flows were changes in accounts payable ($2.0 million), accrued payroll and severance ($8.0 million) and prepaid expenses and other ($2.1 million).

The company’s capital expenditures were $32.3 million in 2014, $35.0 million in 2013 and $22.5 million in 2012.

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2014 to April 30, 2015. The company repurchased 161,751 shares of its common stock during 2014 under this program and 838,249 shares may yet be purchased under the program as of December 27, 2014. The company withheld 19,439 shares of stock in lieu of withholding taxes on behalf of employees who became vested in restricted stock option grants during 2014.

Contractual Obligations and Commitments

The following table summarizes contractual obligations and commitments as of December 27, 2014:

(In thousands )	Total	< 1 Year	> 1 - < 3 Years	> 3 - < 5 Years	> 5 Years
Term loan	$93,750	$6,250	$20,000	$67,500	$—
Revolving credit facility	83,500	83,500	—	—	—
Entrusted loan	17,908	—	—	17,908	—
Interest payments	4,234	1,305	2,237	692	—
U.S. Pension termination	11,768	11,768	—	—	—
Supplemental Executive Retirement Plan	2,411	31	63	63	2,254
Operating lease payments	36,831	8,384	9,017	6,355	13,075
Purchase obligations	50,793	50,793	—	—	—
Total	$301,195	$162,031	$31,317	$92,518	$15,329

Off-Balance Sheet Arrangements

As of December 27, 2014, the company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the company was not liable for guarantees of indebtedness owed by third parties, the company was not directly liable for the debt of any unconsolidated entity and the company did not have any retained or contingent interest in assets. The company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) amended prior authoritative guidance for revenue recognition which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The company is currently evaluating the impact of the adoption of this accounting standard on its consolidated financial statements.

In February 2013, the FASB issued authoritative guidance on the reporting of amounts reclassified out of accumulated other comprehensive income into net income or the balance sheet. Under the new guidance, in addition to the presentation of changes in accumulated balances, an entity shall present separately for each component of other comprehensive income, significant current period reclassifications out of accumulated other comprehensive income and other amounts of current-period other comprehensive income. Both before-tax and net-of-tax presentations are permitted. The guidance is effective for reporting periods beginning after December 15, 2013. The company adopted the guidance on December 28, 2013. There was no significant effect on its consolidated financial statements upon adoption.

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

Net Sales

Revenue Recognition: The company recognizes revenue on product sales in the period in which the sales process is complete. This generally occurs when persuasive evidence of an arrangement exists, products are shipped (FOB origin) to the customer in accordance with the terms of the sale, the risk of loss has been transferred, collectability is reasonably assured and the pricing is fixed and determinable. At the end of each period, for those shipments where title to the products and the risk of loss and rewards of ownership do not transfer until the product has been received by the customer, the company adjusts revenues and cost of sales for the delay between the time that the products are shipped and when they are received by the customer. The company’s distribution channels are primarily through direct sales and independent third party distributors.

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

Return to Stock: The company has a return to stock policy whereby a customer with previous authorization from Littelfuse management can return previously purchased goods for full or partial credit. The company establishes an estimated allowance for these returns based on historic activity. Sales revenue and cost of sales are reduced to anticipate estimated returns.

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

Inventory

The company performs regular detailed assessments of inventory, which include a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing, shelf life and quality issues. Based on the analysis, the company records adjustments to inventory for excess quantities, obsolescence or impairment when appropriate to reflect inventory at net realizable value. Historically, inventory reserves have been adequate to reflect inventory at net realizable values. During 2014, 2013 and 2012, the company was required to step up the value of inventory acquired in business combinations to its selling prices less the cost to sell under business combination accounting. This was approximately $2.8 million for SymCom in 2014, $1.5 million for Hamlin in 2013 and $0.6 million in 2012 for Accel and Selco.

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

As of the most recent annual test conducted on September 27, 2014, the company concluded the fair value of each of the reporting units exceeded its carrying value of invested capital and therefore, no potential goodwill impairment existed. Specifically, the company noted that its headroom, defined as the excess of fair value over the carrying value of invested capital, was 114%, 128%, 128%, 190%, 26%, 6%, 82% and 83% for its electronics (non-silicon), electronics (silicon), passenger car, commercial vehicle products, sensors, relays, custom products and fuse reporting units, respectively, at September 27, 2014. Certain key assumptions used in the annual test included a discount rate of 11.8% and a long-term growth rate of 3.0% was used for all reporting units except for relay which had a discount rate of 12.8% as a result of a 1.0% premium factor.

In addition, the company performed a sensitivity test at September 27, 2014 that showed either a 100 basis point increase in its discount rate or a 100 basis point decrease in the long-term growth rate for each reporting unit would not have changed the company’s conclusion that no potential goodwill impairment existed at September 27, 2014.

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

Long-Lived Assets

The company evaluates long-lived asset groups on an ongoing basis. Long-lived asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset group. If it is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. The company’s estimates of future cash flows from such assets could be impacted if it underperforms relative to historical or projected future operating results. The company recorded asset impairment charges of $0.3 million, $0.0 million and $0.5 million for the fiscal years ended 2014, 2013 and 2012, respectively. Further information regarding asset impairments is provided in Note 11 of the Notes to Consolidated Financial Statements included in this report.

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

Environmental Liabilities

Environmental liabilities are accrued based on estimates of the probability of potential future environmental exposure. Costs related to on-going maintenance of environmental sites are expensed as incurred. If actual or estimated probable future losses exceed the company’s recorded liability for such claims, it would record additional charges as other expense during the period in which the actual loss or change in estimate occurred. The company evaluates its reserve for coal mine remediation annually utilizing a third party expert.

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

Equity-based Compensation

Equity-based compensation expense is recorded for stock-option awards and restricted share units based upon the fair values of the awards. The fair value of stock-option awards is estimated at the grant date using the Black-Scholes option pricing model, which includes assumptions for volatility, expected term, risk-free interest rate and dividend yield. Expected volatility is based on implied volatilities from traded options on Littelfuse stock, historical volatility of Littelfuse stock and other factors. Historical data is used to estimate employee termination experience and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The company initiated a quarterly cash dividend in 2010 and expects to continue making cash dividend payments in the foreseeable future.

Total equity-based compensation expense for all equity compensation plans was $9.4 million, $8.9 million, and $7.3 million in 2014, 2013, and 2012, respectively. Further information regarding this expense is provided in Note 13 of the Notes to Consolidated Financial Statements included in this report.

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

Outlook

Sales for the first quarter of 2015 are expected to be in the range of $202.0 to $212.0 million which represents flat revenue at the midpoint compared to the prior year after currency effects (approximately 4% growth in constant currency). Earnings for the first quarter of 2015 are expected to be in the range of $1.00 to $1.14 per diluted share. This includes negative currency effects of approximately $0.10 compared to the prior year.

For the year 2015, the company expects to face substantial currency headwinds. At current exchange rates, sales would be negatively impacted by approximately $30 million and earnings by approximately $0.40 per share compared to 2014. The company has planned improvements in the Electrical, Automotive sensor and commercial vehicle businesses and believes it can achieve modest sales growth and earnings in 2015.

The company expects capital expenditures in 2015 to be in the range of $35 to $40 million primarily for capacity to support volume increases, new product introductions and restructuring activities. The company expects to fund 2015 capital expansion from operating cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The company is exposed to market risk from changes in interest rates, foreign exchange rates and commodity prices.

Interest Rates

The company had $177.3 million in debt outstanding at December 27, 2014 related to the unsecured revolving credit facility and term loan which are described in Item 7 under Liquidity and Capital Resources. While this debt has a variable interest rate of LIBOR plus 1.25%, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are insignificant relative to earnings.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in the U.S., Mexico, Canada, Denmark, China, Lithuania and the Philippines. During 2014, sales to customers outside the U.S. were approximately 63% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan and Taiwanese dollars.

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

Commodity Prices

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper, zinc, gold and silver, where at current prices and volumes, a 10% price change would affect annual pre-tax profit by approximately $1.5 million for copper, $0.7 million for zinc, $0.3 million for gold and $0.9 million for silver.

The cost of oil fluctuated dramatically over the past several years. Consequently, there is a risk that a return to high prices for oil and electricity in 2015 could have a significant impact on the company’s transportation and utility expenses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Littelfuse, Inc.

We have audited the accompanying consolidated balance sheet of Littelfuse, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 27, 2014, and the related consolidated statements of net income, comprehensive income, equity, and cash flows for the year ended December 27, 2014. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Littelfuse, Inc. and subsidiaries as of December 27, 2014, and the results of their operations and their cash flows for the year ended December 27, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 27, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2015, expressed an unqualified opinion.

/s/ Grant Thornton LLP

Chicago, Illinois

February 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Littelfuse, Inc.

We have audited the accompanying consolidated balance sheet of Littelfuse, Inc., as of December 28, 2013, and the related consolidated statements of net income, comprehensive income, equity, and cash flows for each of the two years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2)(i). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Littelfuse, Inc., as of December 28, 2013, and its results of operations and its cash flows for each of the two years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

February 25, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Littelfuse, Inc.

We have audited the internal control over financial reporting of Littelfuse, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 27, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the period ended December 27, 2014, and our report dated February 24, 2015, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Chicago, Illinois

February 24, 2015

CONSOLIDATED BALANCE SHEETS

(In thousands of USD)	December 27, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$297,571	$305,192
Short-term investments	4,302	6,886
Accounts receivable, less allowances (2014 - $19,418; 2013 - $16,907)	135,356	127,887
Inventories	97,391	92,591
Deferred income taxes	17,481	10,463
Prepaid expenses and other current assets	13,904	17,080
Assets held for sale	5,500	5,500
Total current assets	571,505	565,599
Property, plant, and equipment:
Land	5,697	4,382
Buildings	64,609	59,699
Equipment	370,179	354,475
Accumulated depreciation	(281,845)	(268,383)
Net property, plant and equipment	158,640	150,173
Intangible assets, net of amortization:
Patents, licenses and software	23,640	25,166
Distribution network	19,428	22,770
Customer lists, trademarks and tradenames	60,605	50,421
Goodwill	196,256	186,464
Investment	12,056	12,286
Deferred income taxes	5,393	5,092
Other assets	23,303	6,402
Total assets	$1,070,826	$1,024,373
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$50,793	$33,872
Accrued payroll	30,511	29,437
Accrued expenses	13,059	13,087
Accrued severance	790	182
Accrued income taxes	9,045	5,931
Deferred income taxes	—	229
Current portion of accrued post-retirement benefits	11,768	—
Current portion of long-term debt	88,500	126,000
Total current liabilities	204,466	208,738
Long-term debt, less current portion	106,658	93,750
Deferred income taxes	11,076	11,585
Accrued post-retirement benefits	5,147	8,528
Other long-term liabilities	15,814	14,856
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued and outstanding, 2014 – 22,585,529; 2013 – 22,467,491	226	225
Treasury stock, at cost: 199,266 and 17,881 shares, respectively	(18,724)	(2,353)
Additional paid-in capital	243,844	223,425
Accumulated other comprehensive income	(21,126)	20,417
Retained earnings	523,302	445,059
Littelfuse, Inc. shareholders’ equity	727,522	686,773
Non-controlling interest	143	143
Total equity	727,665	686,916
Total liabilities and equity	$1,070,826	$1,024,373

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF NET INCOME

	Year Ended
(In thousands of USD, except per share amounts)	December 27, 2014	December 28, 2013	December 29, 2012

Net sales	$851,995	$757,853	$667,913
Cost of sales	527,567	461,621	409,446
Gross profit	324,428	296,232	258,467

Selling, general and administrative expenses	146,975	132,657	124,277
Research and development expenses	31,122	24,415	21,231
Amortization of intangibles	12,501	9,279	6,089
Total operating expenses	190,598	166,351	151,597
Operating income	133,830	129,881	106,870

Interest expense	4,903	2,917	1,701
Impairment and equity in net loss of unconsolidated affiliate	—	10,678	7,334
Foreign exchange loss (gain)	3,925	(3,303)	3,179
Other expense (income), net	(6,644)	(4,646)	(5,396)
Income before income taxes	131,646	124,235	100,052
Income taxes	32,228	35,451	24,720
Net income	$99,418	$88,784	$75,332

Income per share:
Basic	$4.41	$3.98	$3.45
Diluted	$4.37	$3.94	$3.40

Weighted-average shares and equivalent shares outstanding:
Basic	22,543	22,315	21,822
Diluted	22,727	22,537	22,098

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(In thousands of USD )	December 27, 2014	December 28, 2013	December 29, 2012

Net income	$99,418	$88,784	$75,332
Other comprehensive income (loss):
Pension liability adjustments (net of tax of $6,308, ($5,270) and $4,633, respectively)	(12,475)	3,739	(7,301)
Unrealized gain on investments	1,398	1,526	1,225
Foreign currency translation adjustments	(30,466)	(1,396)	13,993
Comprehensive income	$57,875	$92,653	$83,249

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands of USD)	December 27, 2014	December 28, 2013	December 29, 2012
Operating activities
Net income	$99,418	$88,784	$75,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,374	25,201	25,344
Amortization of intangibles	12,501	9,279	6,089
Impairment of assets	293	—	549
Provision for bad debts	130	289	242
Non-cash inventory charge	2,769	1,525	567
Pension settlement losses	—	—	5,348
Impairment and equity in net loss of unconsolidated affiliate	—	10,678	7,334
Loss (gain) on sale of property, plant and equipment	1,042	92	(1,443)
Stock-based compensation	9,069	8,609	7,348
Excess tax benefit on share-based compensation	(2,843)	(4,054)	(2,728)
Deferred income taxes	(4,488)	6,640	(2,661)
Changes in operating assets and liabilities:
Accounts receivable	(13,062)	(16,683)	(1,587)
Inventories	(2,258)	(5,486)	5,439
Accounts payable	17,281	2,000	5,353
Accrued expenses (including post-retirement)	(1,577)	(8,906)	(9,570)
Accrued payroll and severance	2,360	8,032	(4,387)
Accrued taxes	(549)	(10,773)	(357)
Prepaid expenses and other	3,681	2,140	(42)
Net cash provided by operating activities	153,141	117,367	116,170

Investing activities
Acquisitions of businesses, net of cash acquired	(56,368)	(144,382)	(34,016)
Purchases of short-term investments	(4,331)	(8,478)	(4,616)
Proceeds from maturities of short-term investments	6,770	2,044	17,805
Investments in unconsolidated affiliate	—	—	(10,000)
Loan to unconsolidated affiliate	—	—	(2,000)
Increase in entrusted loan receivable (see note 7)	(17,908)	—	—
Purchases of property, plant and equipment	(32,281)	(34,953)	(22,529)
Proceeds from sale of property, plant and equipment	125	176	3,664
Net cash used in investing activities	(103,993)	(185,593)	(51,692)

Financing activities
Proceeds from debt	97,500	260,500	23,251
Payments of term debt	(5,000)	(1,250)	—
Payments of revolving credit facility	(135,000)	(123,500)	(25,032)
Proceeds from exercise of stock options	14,061	21,959	16,367
Proceeds from entrusted loan (see note 7)	17,908	—	—
Debt issuance costs	(107)	(809)	—
Cash dividends paid	(21,175)	(18,722)	(16,564)
Excess tax benefit on share-based compensation	2,843	4,054	2,728
Purchases of common stock	(14,283)	—	—
Net cash (used in) provided by financing activities	(43,253)	142,232	750
Effect of exchange rate changes on cash and cash equivalents	(13,516)	(4,218)	6,160
(Decrease) increase in cash and cash equivalents	(7,621)	69,788	71,388
Cash and cash equivalents at beginning of year	305,192	235,404	164,016
Cash and cash equivalents at end of year	$297,571	$305,192	$235,404

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EQUITY

	Littelfuse, Inc. Shareholders’ Equity
(In thousands of USD)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Inc. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 31, 2011	$216	$174,375	$(58,834)	$8,631	$376,572	$143	$501,103
Comprehensive income:
Net income for the year	—	—	—	—	75,332	—	75,332
Pension liability adjustments *	—	—	—	(7,301)	—	—	(7,301)
Unrealized gain on investments	—	—	—	1,225	—	—	1,225
Foreign currency translation adjustments	—	—	—	13,993	—	—	13,993
Comprehensive income							83,249
Stock-based compensation	—	7,348	—	—	—	—	7,348
Withheld 27,417 shares on restricted share units for withholding taxes	—	—	(1,662)	—	—	—	(1,662)
Stock options exercised, including tax impact of ($2,283)	4	14,080	—	—	—	—	14,084
Cash dividends paid ($0.76 per share)	—	—	—	—	(16,564)	—	(16,564)
Balance at December 29, 2012	$220	$195,803	$(60,496)	$16,548	$435,340	$143	$587,558
Comprehensive income:
Net income for the year	—	—	—	—	88,784	—	88,784
Pension liability adjustments *	—	—	—	3,739	—	—	3,739
Unrealized gain on investments	—	—	—	1,526	—	—	1,526
Foreign currency translation adjustments	—	—	—	(1,396)	—	—	(1,396)
Comprehensive income							92,653
Stock-based compensation	—	8,609	—	—	—	—	8,609
Withheld 32,671 shares on restricted share units for withholding taxes	—	—	(2,200)	—	—	—	(2,200)
Retirement of 1,576,757 shares of treasury shares	—	—	60,343	—	(60,343)	—	—
Stock options exercised, including tax impact of ($2,940)	5	19,013	—	—	—	—	19,018
Cash dividends paid ($0.84 per share)	—	—	—	—	(18,722)	—	(18,722)
Balance at December 28, 2013	$225	$223,425	$(2,353)	$20,417	$445,059	$143	$686,916
Comprehensive income:
Net income for the year	—	—	—	—	99,418	—	99,418
Pension liability adjustments *	—	—	—	(12,475)	—	—	(12,475)
Unrealized gain on investments	—	—	—	1,398	—	—	1,398
Foreign currency translation adjustments	—	—	—	(30,466)	—	—	(30,466)
Comprehensive income							57,875
Stock-based compensation	—	6,926	—	—	—	—	6,926
Withheld 19,439 shares on restricted share units for withholding taxes	—	—	(2,655)	—	—	—	(2,655)
Purchase of 161,751 shares of common stock	(2)	(565)	(13,716)	—	—	—	(14,283)
Stock options exercised, including tax impact of ($2,143)	3	14,058	—	—	—	—	14,061
Cash dividends paid ($0.94 per share)	—	—	—	—	(21,175)	—	(21,175)
Balance at December 27, 2014	$226	$243,844	$(18,724)	$(21,126)	$523,302	$143	$727,665

 *Including related tax impact (see Note 14).

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Other Information

Nature of Operations: Littelfuse, Inc. and subsidiaries (the “company”) design, manufacture and sell circuit protection devices for use in the automotive, electronic and electrical markets throughout the world. In addition to the broadest and deepest portfolio of circuit protection products and solutions, the company offers a comprehensive line of highly reliable electromechanical and electronic switch and control devices for commercial and specialty vehicles and sensors for automobile safety systems, as well as protection relays and power distribution centers for the safe control and distribution of electricity.

Fiscal Year: The company’s fiscal years ended on December 27, 2014, December 28, 2013 and December 29, 2012 and contained 52 weeks each.

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

Short-Term and Long-Term Investments: The company has determined that certain of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported as a component of “Accumulated Other Comprehensive Income (Loss).” Realized gains and losses and declines in unrealized value judged to be other-than-temporary on available-for-sale securities are included in other expense (income), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. Short-term investments, which are primarily certificates of deposits, are carried at cost which approximates fair value.

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

As of the most recent annual test, the company concluded the fair value of each of the reporting units exceeded its carrying value of invested capital and therefore, no potential goodwill impairment existed. Specifically, the company noted that its headroom, defined as the excess of fair value over the carrying value of invested capital, was 114%, 128%, 128%, 190%, 26%, 6%, 82% and 83% for its electronics (non-silicon), electronics (silicon), passenger car, commercial vehicle products, sensors, relay, custom products and fuse reporting units, respectively, at September 30, 2014. Certain key assumptions used in the annual test included a discount rate of 11.8% and a long-term growth rate of 3.0% was used for all reporting units except for relay which had a discount rate of 12.8% as a result of a 1.0% premium factor.

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

Reclassifications: Certain amounts presented in the 2013 financial statements have been reclassified to conform to the 2014 presentation - specifically a reclassification was made to the company’s intangible asset categories between Distribution network and Customer lists, trademarks and tradenames. This reclassification had no impact on total intangibles, net income or shareholders’ equity for any period.

Revenue Recognition: The company recognizes revenue on product sales in the period in which the sales process is complete. This generally occurs when persuasive evidence of an arrangement exists, products are shipped (FOB origin) to the customer in accordance with the terms of the sale, the risk of loss has been transferred, collectability is reasonably assured and the pricing is fixed and determinable.

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

Return to Stock: The company has a return to stock policy whereby a customer with prior authorization from Littelfuse management can return previously purchased goods for full or partial credit. The company establishes an estimated allowance for these returns based on historic activity. Sales revenue and cost of sales are reduced to anticipate estimated returns.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Other Information, continued

Advertising Costs: The company expenses advertising costs as incurred, which amounted to $2.8 million in 2014, $1.6 million in 2013 and $1.7 million in 2012, and are included as a component of selling, general and administrative expenses.

Shipping and Handling Fees and Costs: Amounts billed to customers related to shipping and handling is classified as revenue. Costs incurred for shipping and handling of $6.7 million, $6.5 million and $6.2 million in 2014, 2013 and 2012, respectively, are classified in selling, general and administrative expenses.

Foreign Currency Translation/Remeasurement: The company’s foreign subsidiaries use the local currency or the U.S. dollar as their functional currency, as appropriate. Assets and liabilities are translated using exchange rates at the balance sheet date, and revenues and expenses are translated at weighted average rates. The amount of foreign currency gain or loss from remeasurement recognized in the income statement was a loss of $4.6 million in 2014, income of $5.2 million in 2013 and a loss of $8.5 million in 2012. Adjustments from the translation process are recognized in “Shareholders’ equity” as a component of “Accumulated other comprehensive income.”

Stock-based Compensation: The company recognizes compensation expense for the cost of awards of equity compensation using a fair value method. Benefits of tax deductions in excess of recognized compensation expense are reported as both operating and financing cash flows. See Note 13 for additional information on stock-based compensation.

Other Expense (Income), Net: Other expense (income), net consisting of interest income, royalties and non-operating income, was ($6.6 million), ($4.6 million) and ($5.4 million) of income in 2014, 2013 and 2012, respectively.

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

Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (FASB) amended prior authoritative guidance for revenue recognition which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The company is currently evaluating the impact of the adoption of this accounting standard on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Other Information, continued

In February 2013, the FASB issued authoritative guidance on the reporting of amounts reclassified out of accumulated other comprehensive income into net income or the balance sheet. Under the new guidance, in addition to the presentation of changes in accumulated balances, an entity shall present separately for each component of other comprehensive income, current period reclassifications out of accumulated other comprehensive income and other amounts of current-period other comprehensive income. Both before-tax and net-of-tax presentations are permitted. The guidance is effective for reporting periods beginning after December 15, 2013. The company adopted the new guidance on December 29, 2013 which had no significant effect on its consolidated financial statements.

2. Acquisition of Businesses

The company accounts for acquisitions using the purchase method in accordance with ASC 805, “Business Combinations.” The results of operations of each acquisition have been included in the accompanying consolidated financial statements as of the dates of the acquisition. Acquisition costs associated with acquisitions were $0.5 million, $1.7 million and $0.9 million for fiscal years 2014, 2013 and 2012, respectively and were recorded in Selling, general and administrative expenses.

SymCom

On January 3, 2014, the company acquired 100% of SymCom, Inc. (“SymCom”) for $52.8 million net of cash acquired. Located in Rapid City, South Dakota, SymCom provides overload relays and pump controllers primarily to the industrial market. The acquisition allows the company to strengthen its position in the relay products market by adding new products and new customers within its Electrical business unit segment. The company funded the acquisition with available cash and proceeds from credit facilities.

The following table sets forth the final purchase price allocation for SymCom acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values.

SymCom final purchase price allocation (in thousands):
Cash	$325
Current assets, net	9,154
Property, plant and equipment	11,193
Goodwill	15,018
Trademarks	17,020
Patents	1,500
Other non-current assets	20
Current liabilities	(1,137)
$53,093

All SymCom goodwill and other assets and liabilities were recorded in the Electrical business unit segment and reflected in the Americas geographical area. The trademarks are being amortized over 15 to 20 years. The patents are being amortized over 16 to 17 years. The goodwill resulting from this acquisition consists largely of the company’s expected future product sales and synergies from combining

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition of Businesses, continued

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

The following table sets forth the final purchase price allocation for Hamlin acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition of Businesses, continued

The goodwill resulting from this acquisition consists largely of the company’s expected future product sales and synergies from combining Hamlin’s products with the company’s existing product offerings. A portion of the goodwill for the acquisition is not expected to be deductible for tax purposes.

The company initially recorded a $2.1 million step-up of inventory to its fair value as of the acquisition date based on preliminary valuation. During the second and third quarters of 2013, as the remainder of this inventory was sold, cost of goods sold included $1.7 million and $0.3 million of non-cash charges for this step-up, respectively. During the fourth quarter of 2013, the inventory step-up valuation was finalized at $1.5 million which resulted in a $0.5 million non-cash credit to income in the fourth quarter of 2013.

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

3. Inventories

The components of inventories at December 27, 2014 and December 28, 2013 are as follows (in thousands):

	2014	2013
Raw materials	$29,756	$28,228
Work in process	15,164	17,576
Finished goods	52,471	46,787
Total	$97,391	$92,591

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by business unit segment are as follows at December 27, 2014 and December 28, 2013 (in thousands):

	2014	Additions (Reductions)(a)	Adjustments(c)	2013	Additions (Reductions)(b)	Adjustments(c)	2012
Electronics	$60,510	$1,654	$(1,590)	$60,446	$24,031	$992	$35,423
Automotive	81,717	—	(3,264)	84,981	26,762	1,964	56,255
Electrical	54,029	14,920	(1,928)	41,037	—	(877)	41,914
Total	$196,256	$16,574	$(6,782)	$186,464	$50,793	$2,079	$133,592

(a) Electronics addition of $1.7 million and Electrical addition of $14.9 million in 2014 resulted from business acquisitions.

(b) Electronic addition of $24.0 million and Automotive additions of $26.8 million in 2013 resulted from the acquisition of Hamlin.

(c) Adjustments reflect the impact of changes in foreign exchange rates.

There were no accumulated goodwill impairment losses at December 27, 2014, December 28, 2013 or December 29, 2012.

The company recorded amortization expense of $12.5 million in 2014, $9.3 million in 2013 and $6.1 million in 2012. The details of other intangible assets and related future amortization expense of existing intangible assets at December 27, 2014 and December 28, 2013 are as follows:

	2014			2013
(in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization
Patents, licenses and software(a)	11.7	$62,378	$38,738	11.0	$63,026	$37,860
Distribution network(a)	12.4	46,850	27,422	12.3	47,637	24,867
Customer lists, trademarks and tradenames(a)	13.2	80,247	24,672	12.3	63,459	18,527
Tradenames(b)	—	5,030	—	—	5,489	—
Total	12.5	$194,505	$90,832	11.8	$179,611	$81,254

(a) Increase to gross carrying value in 2014 is primarily related to the preliminary SymCom acquisition purchase price allocation discussed in Note 2. Other changes are primarily due to the impact of foreign currency translation adjustments.

(b) Tradenames with indefinite lives.

Estimated amortization expense related to intangible assets with definite lives at December 27, 2014 is as follows (in thousands):

2015	$12,778
2016	10,940
2017	10,485
2018	10,387
2019	10,644
2020 and thereafter	43,410
$98,644

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Other Investments

The company’s other investments represent shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company. The Polytronics investment was acquired as part of the Littelfuse GmbH acquisition. The company’s Polytronics shares held at the end of fiscal 2014 and 2013 represent approximately 7.2% of total Polytronics shares outstanding. The fair value of the Polytronics investment was €9.9 million (approximately $12.1 million) at December 27, 2014 and €9.0 million (approximately $12.3 million) at December 28, 2013. Included in 2014 other comprehensive income is an unrealized gain of $1.4 million, due to the increase in fair market value of the Polytronics investment. The remaining movement year over year was due to the impact of changes in exchange rates.

6. Investment in Unconsolidated Affiliate

Investments in unconsolidated entities over which the company has significant influence over the investees’ operating and financing activities are accounted for under the equity method of accounting. Investments in affiliates in which the company does not have such ability are accounted for under the cost method of accounting.

In April 2012, the company invested an additional $10.0 million in certain common and preferred stock of Shocking Technologies, Inc. (“Shocking”) increasing its previous investment interest in Shocking to $16.0 million or approximately 18.4%. In addition, in late-November 2012, the company provided an additional $2.0 million short-term secured loan to Shocking and determined that the company then had the ability to exert significant influence. As a result, the company began accounting for the investment in Shocking using the equity method. In accordance with ASC 323, the company retroactively recorded its proportional share of Shocking's operating losses, which amounted to approximately $4.0 million in 2012.

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

The selected quarterly financial data shown in Note 18 has been restated for the first quarter of 2013 to show the impact of the income tax charge discussed above and the above retroactive application of the equity method of accounting for Shocking.

7. Debt

The carrying amounts of debt at December 27, 2014 and December 28, 2013 are as follows (in thousands):

	2014	2013
Term loan	$93,750	$98,750
Revolving credit facility	83,500	121,000
Entrusted loan	17,908	—
Total debt	195,158	219,750
Less: Current maturities	88,500	126,000
Total long-term debt	$106,658	$93,750

Term Loan and Revolving Credit Facilities

On May 31, 2013, the company entered into a new credit agreement with J.P. Morgan Securities LLC for up to $325.0 million which consists of an unsecured revolving credit facility of $225.0 million and an unsecured term loan of $100.0 million. The new credit agreement is for a five year period. At December 27, 2014, the company had available $190.9 million of borrowing capacity under the credit agreement at an interest rate of LIBOR plus 1.25% (1.42% as of December 27, 2014).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Debt, continued

This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At December 27, 2014, the company was in compliance with all covenants under the revolving credit facility.

The company assumed three credit lines with the acquisition of Hamlin totaling RMB 41.0 million (approximately $6.6 million) as of June 29, 2013 with expiration dates from August 23, 2013 through April 22, 2014. Two of these credit lines expired during the third quarter of 2013 with the remaining credit line expiring during the second  quarter of 2014.

The company assumed an agreement for the sale of debts to HSBC Invoice Finance (UK) Ltd. with the acquisition of Hamlin totaling $1.8 million GBP (approximately $2.7 million) as of June 29, 2013. The company terminated this agreement during the third quarter of 2013.

For the fiscal years ended December 27, 2014, December 28, 2013, and December 27, 2013, the company had $0.8 million outstanding in letters of credit. No amounts were drawn under these lines of credit at December 27, 2014.

Entrusted Loan

During the fourth quarter of 2014, the company entered into an entrusted loan arrangement (“Entrusted Loan”) of RMB 110.0 million (approximately $17.9 million) between two of its China legal entities, Littelfuse Semiconductor (Wuxi) Company (the “Lender”) and Suzhou Littelfuse OVS Ltd. (the “Borrower”), utilizing Bank of America, N.A., Shanghai Branch as agent. Direct borrowing and lending between two commonly owned commercial entities is strictly forbidden under China’s regulations requiring the use of a third party agent to enable loans between Chinese legal entities. As a result, the Entrusted Loan is reflected as both a long-term asset and long-term debt on the company’s Consolidated Balance Sheets and is reflected in the investing and financing activities in its Consolidated Statements of Cash Flows. Interest expense and interest income will be recorded between the lender and borrower with no net impact on the company’s Consolidated Statements of Income since the amounts will be offsetting. The loan interest rate per annum is 5.25%. The Entrusted Loan is used to finance the operation and working capital needs of the borrower and matures in November 2019.

Interest paid on all company debt was approximately $4.9 million in 2014, $2.9 million in 2013 and $1.7 million in 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Financial Instruments and Risk Management, continued

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

There were no changes during the year ended December 27, 2014 to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of December 27, 2014 and December 28, 2013, the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.      Fair Value of Assets and Liabilities, continued

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 27, 2014 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$12,056	$—	$—	$12,056
Total	$12,056	$—	$—	$12,056

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 28, 2013 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$12,286	$—	$—	$12,286
Total	$12,286	$—	$—	$12,286

The company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash e quivalents, short-term investments and accounts receivable approximate their fair values. The company’s long-term debt fair value approximates book value at December 27, 2014 and December 28, 2013.

10. Coal Mining Liability

Included in other long-term liabilities is an accrual related to former coal mining operations at Littelfuse GmbH (formerly known as Heinrich Industries, AG) for the amounts of €1.9 million ($2.4 million) and €2.2 million ($3.1 million) at December 27, 2014 and December 28, 2013, respectively.  Management, in conjunction with an independent third-party, performs an annual evaluation of the former coal mining operations in order to develop an estimate of the probable future obligations in regard to remediating the dangers (such as a shaft collapse) of abandoned coal mine shafts in the former coal mining operations. Management accrues for costs associated with such remediation efforts based on management's best estimate when such costs are probable and reasonably able to be estimated. The ultimate determination can only be done after respective investigations because the concrete conditions are mostly unknown at this time. The accrual is not discounted as management cannot reasonably estimate when such remediation efforts will take place.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Asset Impairments

During 2014, the company recorded an asset impairment charge of approximately $0.3 million within selling, general and administrative expenses. This charge reflects the write-down of assets from project cancellations. The charge was recognized as an “other” charge for segment reporting purposes. The carrying values of the company’s assets held for sale are $5.5 million for the previously closed manufacturing facility in Des Plaines, Illinois as of December 27, 2014 and December 28, 2013.

The company recorded no impairments of assets during 2013.

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

The company’s contributions are made in amounts sufficient to satisfy legal requirements. The company is not expected to be required to make a minimum funding contribution in accordance with the Employee Retirement Income Securities Act of 1974 (“ERISA”) for fiscal year 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Benefit Plans, continued

Total pension expense was $0.3 million, $0.8 million and $5.4 million in 2014, 2013 and 2012, respectively. The decrease in pension expense in 2014 resulted from returns on assets exceeding interest and service costs. The decrease in pension expense in 2013 was related to the pension settlement charge that was recorded in 2012 as described above. The increase in pension expense in 2012 was the result of the pension settlement charge as described above.

Benefit plan related information is as follows:

	2014			2013
(In thousands)	U.S.	Foreign	Total	U.S.	Foreign	Total
Change in benefit obligation:
Benefit obligation at beginning of year	$84,422	$50,331	$134,753	$95,187	$15,406	$110,593
Service cost	600	925	1,525	600	744	1,344
Interest cost	3,884	2,060	5,944	3,565	1,376	4,941
Net actuarial loss (gain)	22,025	5,652	27,677	(9,854)	1,111	(8,743)
Benefits paid from the trust	(5,172)	(2,525)	(7,697)	(5,076)	(1,755)	(6,831)
Benefits paid directly by company	—	(155)	(155)	—	(112)	(112)
Acquisition	—	—	—	—	31,041	31,041
Effect of exchange rate movements	—	(3,548)	(3,548)	—	2,520	2,520
Benefit obligation at end of year	$105,759	$52,740	$158,499	$84,422	$50,331	$134,753

Change in plan assets at fair value:
Fair value of plan assets at beginning of year	$83,748	$42,477	$126,225	$77,949	$10,952	$88,901
Actual return on plan assets	10,416	5,141	15,557	5,875	(196)	5,679
Employer contributions	5,000	5,596	10,596	5,000	4,109	9,109
Benefits paid	(5,173)	(2,525)	(7,698)	(5,076)	(1,756)	(6,832)
Acquisition	—	—	—	—	26,904	26,904
Effect of exchange rate movements	—	(3,096)	(3,096)	—	2,464	2,464
Fair value of plan assets at end of year	93,991	47,593	141,584	83,748	42,477	126,225
Net amount recognized/(unfunded status)	$(11,768)	$(5,147)	$(16,915)	$(674)	$(7,854)	$(8,528)

Amounts recognized in the Consolidated Balance Sheet consist of:
Current portion of accrued benefit liability	$(11,768)	$—	$(11,768)	$—	$—	$—
Accrued benefit liability	—	(5,147)	(5,147)	(674)	(7,854)	(8,528)
Total liability recognized	$(11,768)	$(5,147)	$(16,915)	$(674)	$(7,854)	$(8,528)
Accumulated other comprehensive loss	$34,801	$7,671	$42,472	$18,095	$5,594	$23,689

Amounts recognized in accumulated other comprehensive income (loss), pre-tax consist of:

	2014			2013
(In thousands)	U.S.	Foreign	Total	U.S.	Foreign	Total
Net actuarial loss	$34,801	$7,671	$42,472	$18,095	$5,594	$23,689
Prior service (cost)	—	—	—	—	—	—
Net amount recognized / occurring, pre-tax	$34,801	$7,671	$42,472	$18,095	$5,594	$23,689

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Benefit Plans, continued

The estimated net actuarial loss (gain) which will be amortized from accumulated other comprehensive income (loss) into benefit cost in 2015 is approximately $1.4 million.

	U.S.			Foreign
(In thousands)	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$600	$600	$600	$925	$744	$601
Interest cost	3,884	3,565	4,962	2,060	1,376	644
Expected return on plan assets	(5,646)	(5,360)	(6,620)	(2,292)	(1,207)	(480)
Amortization of prior service (credit)	—	—	—	—	—	(1)
Amortization of losses (gains)	549	942	338	216	130	63
Total cost of the plan for the year	(613)	(253)	(720)	909	1,043	827
Expected plan participants’ contributions	—	—	—	—	—	—
Net periodic benefit (credit) cost	(613)	(253)	(720)	909	1,043	827
Settlement loss	—	—	5,098	—	—	188
Total (income) expense for the year	$(613)	$(253)	$4,378	$909	$1,043	$1,015

Weighted average assumptions used to determine net periodic benefit cost for the years 2014, 2013 and 2012 are as follows:

	U.S.			Foreign
	2014	2013	2012	2014	2013	2012
Discount rate	4.8%	3.9%	5.4%	3.7%	4.5%	5.5%
Expected return on plan assets	6.8%	6.8%	7.8%	4.9%	4.8%	4.5%
Compensation increase rate	—	—	—	3.8%	3.6%	5.6%
Measurement dates	12/31/14	12/31/13	12/31/12	12/31/14	12/31/13	12/31/12

The accumulated benefit obligation for the U.S. defined benefit plan was $105.8 million and $84.4 million at December 27, 2014 and December 28, 2013, respectively. The accumulated benefit obligation for the foreign plans was $48.9 million and $46.2 million at December 27, 2014 and December 28, 2013, respectively.

Weighted average assumptions used to determine benefit obligations at year-end 2014, 2013 and 2012 are as follows:

	U.S.			Foreign
	2014	2013	2012	2014	2013	2012
Discount rate	3.9%	4.8%	3.9%	3.7%	4.5%	4.2%
Compensation increase rate	—	—	—	5.3%	3.8%	6.3%
Measurement dates	12/31/14	12/31/13	12/31/12	12/31/14	12/31/13	12/31/12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Benefit Plans, continued

Expected benefit payments to be paid to participants for the fiscal year ending are as follows (in thousands):

Year	U.S.	Foreign
2015	109,883	2,215
2016	—	2,095
2017	—	2,155
2018	—	2,191
2019	—	2,232
2020-2024	—	12,153

Defined Benefit Plan Assets

Based upon analysis of the target asset allocation and historical returns by type of investment, the company has assumed that the expected long-term rate of return will be 6.8% on the Littelfuse, Inc. domestic plan assets and 4.9% on foreign plan assets. Assets are invested to maximize long-term return taking into consideration timing of settlement of the retirement liabilities and liquidity needs for benefits payments. Pension plan assets were invested as follows, and were not materially different from the target asset allocation:

	U.S. Asset Allocation		Foreign Asset Allocation
	2014	2013	2014	2013
Equity securities	0%	53%	30%	33%
Debt securities	91%	46%	68%	61%
Cash	9%	1%	2%	6%
	100%	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Benefit Plans, continued

The following table presents the company’s pension plan assets measured at fair value by classification within the fair value hierarchy as of December 27, 2014 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equities:
Global Equity 50:50 Index Fund	$—	$13,168	$—	$13,168
Philippine Stock	1,069	—	—	1,069
Fixed income:
Long U.S. Credit Corp Index Fund	—	42,911	—	42,911
Long U.S. Govt Bond Index Fund	—	24,116	—	24,116
Intermediate U.S. Govt Bond Index Fund	—	18,884	—	18,884
Investment grade corporate bond funds	8,118	—	—	8,118
Over 15y Gilts Index Fund	—	3,814	—	3,814
Active Corp Bond – Over 10 Yr Fund	—	7,065	—	7,065
Over 5y Index-Linked Gilts Fund	—	11,352	—	11,352
Philippine Long Govt Securities	1,059	—	—	1,059
Philippine Long Corporate Bonds	781	—	—	781
Cash and equivalents	9,247	—	—	9,247
Total pension plan assets	$20,274	$121,310	$—	$141,584

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

Plan Termination

The company filed an Application for Determination for Terminating Plan during 2014 to terminate the U.S. defined benefit pension plan, the Littelfuse Inc. Retirement Plan, effective January 1, 2015. The current liability balance of $11.8 million at December 27, 2014, represents the projected cost to settle the plan’s liability in conjunction with the upcoming plan termination.

Defined Contribution Plans

The company also maintains a 401(k) savings plan covering substantially all U.S. employees. The company matches 100% of the employee’s annual contributions for the first 4% of the employee’s eligible compensation. Employees are immediately vested in their contributions plus actual earnings thereon, as well as the company contributions. Company matching contributions amounted to $2.1 million, $1.7 million and $1.5 million in each of the years 2014, 2013 and 2012, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Benefit Plans, continued

The company previously provided additional retirement benefits for certain key executives through its unfunded defined contribution Supplemental Executive Retirement Plan (“SERP”). The company amended the SERP during 2009 to freeze contributions and set the annual interest rate credited to the accounts until distributed at the five-year Treasury constant maturity rate. The charge to expense for the SERP plan amounted to $0.0 million, $0.0 million and $0.1 million in each of the years 2014, 2013 and 2012, respectively.

13. Shareholders’ Equity

Equity Plans: The company has equity-based compensation plans authorizing the granting of stock options, restricted shares, restricted share units, performance shares and other stock rights of employees and directors. As of December 27, 2014, there were approximately 1.0 million shares available for issuance of future awards under the company’s equity-based compensation plans.

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

The following table provides a reconciliation of outstanding stock options for the fiscal year ended December 27, 2014.

	Shares Under Option	Weighted Average Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (000’s)
Outstanding December 28, 2013	496,203	$51.93
Granted	124,110	94.84
Exercised	(197,276)	44.94
Forfeited	(1,175)	31.83
Outstanding December 27, 2014	421,862	67.88	4.6	$13,028
Exercisable December 27, 2014	170,132	49.96	3.0	8,302

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Shareholders’ Equity, continued

The following table provides a reconciliation of non-vested restricted share and share unit awards for the fiscal year ended December 27, 2014.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested December 28, 2013	184,573	$63.56
Granted	99,880	92.96
Vested	(84,128)	62.74
Forfeited	(11,327)	72.75
Nonvested December 27, 2014	188,998	78.91

The total intrinsic value of options exercised during 2014, 2013 and 2012 was $9.6 million, $15.3 million, and $9.8 million, respectively. The total fair value of shares vested was $7.6 million, $6.5 million, and $5.8 million for 2014, 2013 and 2012, respectively. The total amount of share-based liabilities paid was $0.3 million, $0.1 million and $0.1 million for 2014, 2013 and 2012, respectively.

The company recognizes compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the awards. At December 27, 2014, the unrecognized compensation cost for options, restricted shares and performance shares was $11.5 million before tax, and will be recognized over a weighted-average period of 1.9 years. Compensation cost included as a component of selling, general and administrative expense for all equity compensation plans discussed above was $9.4 million, $8.9 million and $7.3 million for 2014, 2013 and 2012, respectively. The total income tax benefit recognized in the Consolidated Statements of Net Income was $3.3 million, $3.2 million and $2.6 million for 2014, 2013 and 2012, respectively.

The company uses the Black-Scholes option valuation model to determine the fair value of awards granted. The weighted average fair value of and related assumptions for options granted are as follows:

	2014	2013	2012
Weighted average fair value of options granted	$26.25	$23.90	$23.38
Assumptions:
Risk-free interest rate	1.67%	0.70%	0.89%
Expected dividend yield	0.93%	1.20%	1.14%
Expected stock price volatility	33.0%	45.0%	46.0%
Expected life of options (years)	4.6	5.1	5.1

Expected volatilities are based on the historical volatility of the company’s stock price. The expected life of options is based on historical data for options granted by the company. The risk-free rates are based on yields available at the time of grant on U.S. Treasury bonds with maturities consistent with the expected life assumption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Shareholders’ Equity, continued

Accumulated Other Comprehensive Income (Loss) (AOCI): The following table sets forth the changes in the components of AOCI by component for fiscal years 2014, 2013 and 2012 (in thousands):

	Pension liability adjustments (a)	Gain on investments (b)	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)
Balance at December 29, 2012	$(20,879)	$7,867	$29,560	$16,548
2013 activity	3,739	1,526	(1,396)	3,869
Balance at December 28, 2013	(17,140)	9,393	28,164	20,417
2014 activity	(12,475)	1,398	(30,466)	(41,543)
Balance at December 27, 2014	$(29,615)	$10,791	$(2,302)	$(21,126)

(a) Net of tax of $12,587, $6,549, and $11,819 for 2014, 2013 and 2012, respectively.

(b) Net of tax of $0, $0 and $0 for 2014, 2013 and 2012, respectively.

Preferred Stock: The Board of Directors may authorize the issuance of preferred stock from time to time in one or more series with such designations, preferences, qualifications, limitations, restrictions and optional or other special rights as the Board may fix by resolution.

The Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2014 to April 30, 2015. The company repurchased 161,751 of its shares in fiscal 2014 and 838,249 shares remain available for purchase under the initial program as of December 27, 2014.

14. Income Taxes

Domestic and foreign income (loss) before income taxes is as follows (in thousands):

	2014	2013	2012
Domestic	$35,264	$20,254	$17,490
Foreign	96,382	103,982	82,562
Income before income taxes	$131,646	$124,236	$100,052

Federal, state and foreign income tax (benefit) expense consists of the following (in thousands):

Current:
Federal	$8,003	$8,265	$5,934
State	1,275	2,084	1,217
Foreign	27,438	18,462	20,230
Subtotal	36,716	28,811	27,381
Deferred:
Federal and State	(1,513)	3,251	(6,115)
Foreign	(2,975)	3,389	3,454
Subtotal	(4,488)	6,640	(2,661)
Provision for income taxes	$32,228	$35,451	$24,720

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes, continued

A reconciliation between income taxes computed on income before income taxes at the federal statutory rate and the provision for income taxes is provided below (in thousands):

	2014	2013	2012
Tax expense at statutory rate of 35%	$46,076	$43,481	$35,018
State and local taxes, net of federal tax benefit	1,186	1,076	536
Foreign income tax rate differential	(14,981)	(15,497)	(11,146)
Capital loss valuation allowance	—	6,085	—
Tax on unremitted earnings	—	(349)	—
Other, net	(53)	655	312
Provision for income taxes	$32,228	$35,451	$24,720

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting bases and the tax bases of the company’s assets and liabilities. Significant components of the company’s deferred tax assets and liabilities at December 27, 2014 and December 28, 2013, are as follows (in thousands):

	2014	2013
Deferred tax assets:
Accrued expenses	$27,088	$16,958
Foreign tax credit carryforwards	5,299	6,263
R&D credit carryforwards	—	147
AMT credit carryforwards	167	1,128
Accrued restructuring	124	45
Capital losses	4,557	6,085
Domestic and foreign net operating loss carryforwards	525	890
Gross deferred tax assets	37,760	31,516
Less: Valuation allowance	(4,557)	(6,250)
Total deferred tax assets	33,203	25,266

Deferred tax liabilities:
Tax depreciation and amortization in excess of book	21,405	21,525
Total deferred tax liabilities	21,405	21,525
Net deferred tax assets	$11,798	$3,741

The deferred tax asset valuation allowance is related to a U.S. capital loss carryover which is not expected to be realized. The remaining domestic and foreign net operating losses either have no expiration date or are expected to be utilized prior to expiration. The foreign tax credit carryforwards begin to expire in 2019. The company paid income taxes of approximately $26.6 million, $30.4 million and $23.8 million in 2014, 2013 and 2012, respectively.

U.S. income taxes were not provided on a cumulative total of approximately $351.2 million of undistributed earnings for certain non-U.S. subsidiaries as of December 27, 2014, and accordingly, no deferred tax liability has been established relative to these earnings. The determination of the deferred tax liability associated with the distribution of these earnings is not practicable. The company has three subsidiaries in China on “tax holidays.” The “tax holidays” begin to expire over the next year if the company is not granted extensions which are in process. The company expects to be granted extensions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes, continued

Such “tax holidays” contributed approximately $3.0 million in tax benefits ($0.13 per diluted share) during 2014 with similar amounts expected in future years while “tax holidays” are in effect.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 27, 2014, December 28, 2013 and December 29, 2012 is as follows (in thousands):

Balance at January 2, 2012	$112
Increases/decreases for tax positions taken in the current year	—
Additions for tax positions taken in prior years	—
Settlements	—
Lapses of statute of limitations	—
Balance at December 29, 2012, December 28, 2013 and December 27, 2014	$112

The amount of unrecognized tax benefits at December 27, 2014 was approximately $0.1 million. Of this total, approximately $0.1 million represents the amount of tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The company does not reasonably expect a decrease in unrecognized tax benefits in the next 12 months. None of the positions included in unrecognized tax benefits are related to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The U.S. federal statute of limitations remains open for 2011 onward. Foreign and U.S. state statute of limitations generally range from three to seven years. The company received an examination notice from the Internal Revenue Service for the 2012 tax year. The company is currently under examination in Germany for tax years 2008 through 2010. The company does not expect to recognize a significant amount of additional tax expense as a result of concluding the German tax examination. The company acquired subsidiaries during 2013 and 2014 that are currently under examination in the U.S. and Germany. The U.S. examination is for tax years 2011 and 2012 and the German examination is for the tax years 2008 through 2010. The company is indemnified for any tax liabilities incurred upon conclusion of these examinations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Business Unit Segment Information, continued

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

The company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	2014	2013	2012
Net sales
Electronics	$410,065	$367,052	$329,466
Automotive	325,415	267,207	206,222
Electrical	116,515	123,594	132,225
Total net sales	$851,995	$757,853	$667,913

Depreciation and amortization
Electronics	$22,177	$20,735	$20,741
Automotive	14,204	9,928	6,822
Electrical	5,494	3,817	3,870
Total depreciation and amortization	$41,875	$34,480	$31,433

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Business Unit Segment Information, continued

(Table continued from prior page.)

	2014	2013	2012

Operating income (loss)
Electronics	$86,981	$69,559	$51,422
Automotive	45,086	39,170	29,817
Electrical	10,674	24,363	32,794
Other (1)	(8,911)	(3,211)	(7,163)
Total operating income	133,830	129,881	106,870
Interest expense	4,903	2,917	1,701
Impairment and equity in net loss of unconsolidated affiliate (2)	—	10,678	7,334
Foreign exchange loss (gain)	3,925	(3,303)	3,179
Other expense (income), net	(6,644)	(4,646)	(5,396)
Income before income taxes	$131,646	$124,235	$100,052

(1)

Included in “Other” Operating income (loss) for 2014 are acquisition related fees ($0.4 million included in Selling, general and administrative expenses (“SG&A”)), non-cash charges for the sale of inventory that had been stepped-up to fair value at the acquisition date of SymCom ($2.8 million included in Cost of sales (“COS”)) (See Note 2), severance charges ($2.7 million in COS and $0.5 million in SG&A), internal legal restructuring costs ($2.2 million in SG&A) and asset impairments ($0.2 million in Research and development and $0.1 million in SG&A).

Included in “Other” Operating income (loss) for 2013 are acquisition related fees ($1.7 million included in SG&A) and non-cash charges for the sale of inventory that had been stepped-up to fair value at the acquisition date of Hamlin ($1.5 million included in COS (See Note 2)).

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

The company’s significant net sales, long-lived assets and additions to long-lived assets by country for the fiscal years ended 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Net sales
United States	$313,762	$274,666	$222,530
China	189,191	158,494	142,553
Other countries	349,042	324,693	302,830
Total net sales	$851,995	$757,853	$667,913

Long-lived assets
United States	$34,179	$27,294	$14,433
China	40,981	45,843	41,504
Canada	12,899	14,429	13,839
Other countries	70,581	62,607	51,135
Total long-lived assets	$158,640	$150,173	$120,911

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Business Unit Segment Information, continued

Additions to long-lived assets	2014	2013	2012
United States	$9,134	$4,644	$2,023
China	7,265	7,864	7,164
Canada	555	2,280	2,414
Other countries	15,327	20,165	10,928
Total additions to long-lived assets	$32,281	$34,953	$22,529

For the year ended December 27, 2014, approximately 63% of the company’s net sales were to customers outside the United States (exports and foreign operations) including 22% to China. No single customer accounted for more than 10% of net sales during the last three years.

16. Lease Commitments

The company leases certain office and warehouse space as well as certain machinery and equipment under non-cancellable operating leases. Rent expense under these leases was approximately $8.9 million in 2014, $8.9 million in 2013 and $9.1 million in 2012.

Rent expense is recognized on a straight-line basis over the term of the leases. The difference between straight-line basis rent and the amount paid has been recorded as accrued lease obligations. The company also has leases that have lease renewal provisions. As of December 27, 2014, all operating leases outstanding were with third parties. The company did not have any capital leases as of December 27, 2014.

Future minimum payments for all non-cancellable operating leases with initial terms of one year or more at December 27, 2014 are as follows (in thousands):

2015	$8,384
2016	5,194
2017	3,823
2018	3,214
2019	3,140
2020 and thereafter	13,076
$36,831

17. Earnings Per Share

As of January, 2014, the company no longer had “participating securities” as defined under ASC 260. As such, the company now calculates its earnings per share using the treasury method. All of the previous participating securities that resulted in the company using the two-class method have become fully vested or have otherwise expired.

In 2013 and 2012, the company calculated its earnings per share using the two-class method which included an earnings allocation formula that determined earnings per share for each class of common stock according to dividends declared and undistributed earnings for the period. Previously, the company’s reported net earnings were reduced by the amount allocated to participating securities to arrive at the earnings allocated to common stock shareholders for purposes of calculating earnings per share under the two-class method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Earnings Per Share, continued

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

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

(In thousands, except per share amounts)	2014	2013	2012

Net income as reported	$99,418	$88,784	$75,332
Less: Distributed earnings available to participating securities	—	(35)	(30)
Less: Undistributed earnings available to participating securities	—	(16)	(98)
Numerator for basic earnings per share —
Undistributed and distributed earnings available to common shareholders	$99,418	$88,733	$75,204
Add: Undistributed earnings allocated to participating securities	—	16	98
Less: Undistributed earnings reallocated to participating securities	—	(16)	(97)
Numerator for diluted earnings per share —
Undistributed and distributed earnings available to common shareholders	$99,418	$88,733	$75,205
Denominator for basic earnings per share —
Weighted-average shares	22,543	22,315	21,822
Effect of dilutive securities:
Common stock equivalents	184	222	276
Denominator for diluted earnings per share —
Adjusted for weighted-average shares & assumed conversions	22,727	22,537	22,098
Basic earnings per share	$4.41	$3.98	$3.45
Diluted earnings per share	$4.37	$3.94	$3.40

The following potential shares of common stock attributable to stock options were excluded from the earnings per share calculation because their effect would be anti-dilutive: 43,693 in 2014; 96,401 in 2013; and 159,983 in 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Selected Quarterly Financial Data (Unaudited)

The quarterly periods listed in the table below for 2014 are for the 13-weeks ending December 27, 2014, September 27, 2014, June 28, 2014 and March 29, 2014 respectively. The quarterly periods for 2013 are for the 13-weeks ending December 28, 2013, September 28, 2013, June 29, 2013 and March 30, 2013, respectively.

(In thousands, except per share data)

	2014				2013
	4Qa	3Qb	2Qc	1Qd	4Qe	3Qf	2Qg	1Qh
Net sales	$206,620	$217,608	$220,908	$206,859	$198,129	$201,040	$187,766	$170,918
Gross profit	75,559	87,380	82,995	78,494	77,109	80,960	73,557	64,606
Operating income	26,391	40,130	33,719	33,590	32,823	37,559	31,382	28,117
Net income (as previously reported)	19,511	29,940	24,578	25,389	23,658	26,990	26,648	14,794
Tax adjustment(d)	—	—	—	—	—	—	—	(3,306)
Net income (Q1 2013 as restated)	19,511	29,940	24,578	25,389	23,658	26,990	26,648	11,488
Net income per share (as reported):
Basic	$0.86	$1.33	$1.09	$1.13	$1.05	$1.20	$1.19	$0.67
Diluted	$0.86	$1.32	$1.08	$1.12	$1.04	$1.19	$1.18	$0.66
Impact of tax adjustment:
Basic	$—	$—	$—	$—	$—	$—	$—	$(0.15)
Diluted	$—	$—	$—	$—	$—	$—	$—	$(0.15)
Net income per share (Q1 2013 as restated):
Basic	$0.86	$1.33	$1.09	$1.13	$1.05	$1.20	$1.19	$0.52
Diluted	$0.86	$1.32	$1.08	$1.12	$1.04	$1.19	$1.18	$0.51

a – In the fourth quarter of 2014, the company recorded $2.2 million in charges related to severance and to the company’s reorganization of its internal legal structure to enable the up-streaming of cash to the U.S. The company also recorded $0.3 million in acquisition costs and $0.3 million in impairment costs.

b – In the third quarter of 2014, the company recorded $1.1 million in charges related to the company’s reorganization of its internal legal structure, as noted above.

c – In the second quarter of 2014, the company recorded a $1.4 million non-cash charge related to the step-up of inventory from the SymCom acquisition (See Note 2), $2.0 million in severance charges and $0.2 million in acquisition costs.

d – In the first quarter of 2014, the company recorded a $1.4 million non-cash charge related to the step-up of inventory from the SymCom acquisition (See Note 2).

e – In the fourth quarter of 2013, the company recorded a $2.8 million charge to income tax expense related to the company’s impairment of its investment in Shocking Technologies in the fourth quarter of 2012 (See Note 6). The company also recorded a $0.5 million non-cash credit related to the step-up of inventory from the Hamlin acquisition (See Note 2) and $0.2 million in acquisition expenses for the Hamlin acquisition.

f – In the third quarter of 2013, the company recorded a $0.3 million non-cash charge related to the step-up of inventory from the Hamlin acquisition (See Note 2). The company also recorded $0.3 million in acquisition charges related to the Hamlin acquisition.

g – In the second quarter of 2013, the company recorded a $1.7 million non-cash charge related to the step-up of inventory from the Hamlin acquisition (See Note 2). The company also recorded $1.2 million in acquisition charges related to the Hamlin acquisition.

h – In the first quarter of 2013, the company recorded a $10.7 million charge related to the impairment of Shocking Technologies. Additionally, the company restated net income for a $3.3 million charge to income tax expense related to the company’s investment in Shocking Technologies (See Note 6).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Littelfuse management, including the company’s principal executive officer and principal financial officer, assessed the effectiveness of the company’s internal control over financial reporting as of December 27, 2014, based upon the updated framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013. Based on this assessment, the company’s management concluded that, as of December 27, 2014, the company’s internal control over financial reporting was effective.

Littelfuse management, including the company’s principal executive officer and principal financial officer concluded that at December 28, 2013, a material control weakness related to the company’s evaluation of the income tax considerations, including deferred tax valuation allowances, relating to the write-off of its investment in Shocking Technologies, Inc. during the first quarter of 2013, existed.

Material Weakness and Related Remediation Initiatives – Income Taxes

Management has completed steps to remediate the above material weakness associated with this misstatement. The income tax accounting treatment for any material items that are of an unusual or complex nature are formally reviewed by management quarterly.

Changes in Internal Control over Financial Reporting

Except as has been described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the 12 months or fiscal quarter ended December 27, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

The company maintains disclosure controls and procedures, including a formal disclosure committee, that are designed to ensure that information required to be disclosed in the company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 27, 2014, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures were effective, for the reasons set forth above.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers of the Registrant

The executive officers of the company are as follows:

Name	Age	Position
Gordon Hunter	63	Chairman of the Board of Directors, President and Chief Executive Officer
David W. Heinzmann	51	Chief Operating Officer
Philip G. Franklin	63	Executive Vice President and Chief Financial Officer
Ryan K. Stafford	47	Executive Vice President and Chief Legal and Human Resources Officer
Dal Ferbert	61	Vice President and General Manager of the Electrical Business Unit
Dieter Roeder	58	Sr. Vice President and General Manager of the Automotive Business Unit
Deepak Nayar	55	Sr. Vice President and General Manager of the Electronics Business Unit
Ian Highley	51	Sr. Vice President and General Manager of Semiconductor Products and Chief Technology Officer
Daniel F. Stanek	44	Vice President and General Manager of Protection Relays and Custom Products
Michael P. Rutz	43	Sr. Vice President Global Operations
Mary S. Muchoney	69	Corporate Secretary

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

David W. Heinzmann, Chief Operating Officer, is responsible for the company’s business unit leadership, manufacturing and supply chain groups for all three of the company’s business units. Mr. Heinzmann began his career at the company in 1985 and possesses a broad range of experience within the organization. He has held positions as a Manufacturing Manager, Quality Manager, Plant Manager and Product Development Manager. Mr. Heinzmann also served as Director of Global Operations of the Electronics Business Unit from early 2000 through 2003. He served as Vice President and General Manager, Automotive Business Unit, from 2004 through August 2007 and as Vice President, Global Operations from September 2007 until January 2014, when he was promoted to his current position.

Philip G. Franklin, Executive Vice President and Chief Financial Officer, joined the company in 1998 and is responsible for finance and accounting, investor relations, mergers and acquisitions, and information systems. Prior to joining Littelfuse, Mr. Franklin was Vice President and Chief Financial Officer for OmniQuip International, a private equity sponsored roll-up in the construction equipment industry, which he helped take public. Before that, Mr. Franklin served as Chief Financial Officer for both Monarch Marking Systems, a subsidiary of Pitney Bowes, and Hill Refrigeration, a company controlled by Sam Zell. Earlier in his career, he worked in a variety of finance and general management positions at FMC Corporation. Mr. Franklin currently serves on the Board of Directors of TTM Technologies, where he is Chairman of the Audit Committee.

Executive Officers of the Registrant, continued

Ryan K. Stafford, Executive Vice President and Chief Legal and Human Resources Officer, leads the company’s legal, compliance, internal audit, human resources and corporate marketing and communications functions. Mr. Stafford joined the company’s executive team as its first general counsel in January 2007. Prior to joining the company, Mr. Stafford served in a number of roles at Tyco International Ltd., including Vice President of China Operations and Vice President & General Counsel for its Engineered Products & Services business segment. Prior to that he was with the law firm Sulloway & Hollis P.L.L.C.

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

Dieter Roeder, Senior Vice President and General Manager, Automotive Business Unit, is responsible for marketing, sales, product development and customer relationships for all automotive business reporting units which include passenger car products, automotive sensor products and commercial vehicle products. Mr. Roeder joined the company in 2005 leading the Automotive Business Unit’s European sales team, based in Germany, before he was promoted to his current position in August 2007. Prior to joining the company, Mr. Roeder served as Director of Business Development Europe for TDS Automotive from 2002 to 2005. Before that, Mr. Roeder spent 10 years with Raychem GmbH (later Tyco Electronics) where he had various sales and marketing responsibilities within the European automotive industry.

Deepak Nayar, Senior Vice President and General Manager, Electronics Business Unit, is responsible for marketing, sales, product development and customer relationships of the Electronics Business Unit. Mr. Nayar joined the company in 2005 as Business Line Director of the Electronics Business Unit. In July 2007, Mr. Nayar was promoted to Vice President, Global Sales, Electronics Business Unit, before he was promoted to his current position in 2011. Prior to joining the company, Mr. Nayar served as Worldwide Sales Director of Tyco Electronics Power Components Division from 1999 to 2005. Before that, Mr. Nayar served as Director of Business Development, Raychem Electronics OEM Group from 1997 to 1999.

Ian Highley, Senior Vice President and General Manager, Semiconductor Products and Chief Technology Officer, is responsible for the marketing, sales, product development and strategic planning efforts of the company’s semiconductor products in addition to being responsible for the company’s overall information technology efforts. Mr. Highley joined the company in 2002 as Product Line Director, Semiconductor Products. Mr. Highley served as General Manager Semiconductor Products from August 2008 to May 2012 and Vice President and General Manager, Semiconductor Products from May 2012 to January 2015. Mr. Highley was promoted to his current position in January 2015.

Executive Officers of the Registrant, continued

Daniel F. Stanek, Vice President and General Manager, Protection Relay and Custom Products, is responsible for the general management of sales, marketing and manufacturing of the company’s protection relay and custom products operations of the Electrical Business Unit located in Rapid City, South Dakota, USA, Saskatoon, Canada and Roskilde, Denmark. Mr. Stanek joined the company in 1993 and has held a broad range of positions with marketing, strategic planning and acquisition responsibility.  Most recently, Mr. Stanek served as General Manager of Littelfuse Startco from 2009 to 2012 before he was promoted to his current position in March 2012.

Michael P. Rutz, Senior Vice President, Global Operations, is responsible for the company's sourcing, supplier development, supply chain, quality and manufacturing engineering services. From February 2014 to January 2015, Mr. Rutz was Vice President Supply Chain & Operational Excellence. From August 2011 until February 2014, Mr. Rutz was Senior Vice President Global Supply Chain at WMS Industries Inc., a Chicago-based manufacturer of equipment and software for the gaming industry. Prior to that, Mr. Rutz served for 16 years, in various positions of increasing responsibility, at Motorola Solutions, Inc., most recently as Vice President of Networks Supply Chain from 2009 until August 2011.

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

If the company makes substantive amendments to the code of conduct or grants any waiver to its Chief Executive Officer, Chief Financial Officer or persons performing similar functions, Littelfuse will disclose the nature of such amendment or waiver on its website or in a Current Report on Form 8-K in accordance with applicable rules and regulations. The information contained on or connected to the company’s website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report Littelfuse files or furnishes with the SEC. There have been no material changes to the procedures by which security holders may recommend nominees to the company’s Board of Directors in 2014.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information set forth under “Audit and Non-Audit Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

(1)	The following Financial Statements are filed as a part of this report:
(i)	Reports of Independent Registered Public Accounting Firms (pages 41-43).
(ii)	Consolidated Balance Sheets as of December 27, 2014, and December 28, 2013 (page 44).
(iii)	Consolidated Statements of Net Income for the years ended December 27, 2014, December 28, 2013, and December 29, 2012 (page 45).
(iv)	Consolidated Statements of Comprehensive Income for the years ended December 27, 2014, December 28, 2013, and December 29, 2012 (page 45).
(v)	Consolidated Statements of Cash Flows for the years ended December 27, 2014, December 28, 2013, and December 29, 2012 (page 46).
(vi)	Consolidated Statements of Equity for the years ended December 27, 2014, December 28, 2013, and December 29, 2012 (page 47).
(vii)	Notes to Consolidated Financial Statements (pages 48-77).

(2)	The following Financial Statement Schedule is submitted herewith for the periods indicated therein.
(i)	Schedule II - Valuation and Qualifying Accounts and Reserves (page 85).

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits. See Exhibit Index on pages 87-90.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands of USD)

Description	Balance at Beginning of Year	Charged to Costs and Expenses (1)	Deductions (2)	Other (3)	Balance at End of Year

Year ended December 27, 2014
Allowance for losses on accounts receivable	$790	$130	$656	$14	$278
Reserves for sales discounts and allowances	$16,117	$85,825	$82,568	$(234)	$19,140
Deferred tax valuation allowance	$6,250	$—	$1,693	$—	$4,557

Year ended December 28, 2013
Allowance for losses on accounts receivable	$705	$2,289	$2,316	$112	$790
Reserves for sales discounts and allowances	$12,803	$77,659	$74,432	$87	$16,117
Deferred tax valuation allowance	$784	$6,085	$619	$—	$6,250

Year ended December 29, 2012
Allowance for losses on accounts receivable	$394	$242	$51	$120	$705
Reserves for sales discounts and allowances	$11,912	$68,004	$67,055	$(58)	$12,803
Deferred tax valuation allowance	$708	$76	$—	$—	$784

(1)	Includes provision for doubtful accounts, sales returns and sales discounts granted to customers.
(2)	Represents uncollectible accounts written off, net of recoveries and credits issued to customers and the write-off of certain deferred tax assets that previously had full valuation allowances.
(3)	Represents business acquisitions and foreign currency translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littelfuse, Inc.

By:	/s/ Gordon Hunter
Gordon Hunter,
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: February 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 24, 2015 and in the capacities indicated.

/s/ Gordon Hunter	Chairman of the Board of Directors, President and
Gordon Hunter	Chief Executive Officer (Principal Executive Officer)

/s/ Tzau-Jin Chung	Director
Tzau-Jin Chung

/s/ Cary T. Fu	Director
Cary T. Fu

/s/ Anthony Grillo	Director
Anthony Grillo

/s/ John E. Major	Director
John E. Major

/s/ William P. Noglows	Director
William P. Noglows

/s/ Ronald L. Schubel	Director
Ronald L. Schubel

/s/ Philip G. Franklin	Executive Vice President and Chief Financial Officer
Philip G. Franklin	(Principal Financial and Principal Accounting Officer)

 EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 0-20388) are incorporated herein by reference:

Exhibit No.	Description
2.1+

Stock Purchase Agreement, dated as of April 15, 2013, by and among Littelfuse, Inc. and Key Safety Systems, Inc. (filed as Exhibit 2.1 to the company’s Current Report on form 8-K dated April 15, 2013).

3.1	Certificate of Incorporation, as amended to date (filed as Exhibit 3(I) to the company’s Form 10-K for the fiscal year ended January 3, 1998).

3.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to the company’s Current Report on Form 8-K dated December 1, 1995).

3.3	Bylaws, as amended to date (filed as Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2014).

10.1

Amendment to Non-Qualified Stock Option Agreement and Agreement for Deferred Compensation between Littelfuse, Inc., and Gordon Hunter (filed as Exhibit 10.27 to the company’s Form 10-K for the fiscal year ended December 31, 2005).++

10.2

Amended and Restated Employment Agreement dated as of December 31, 2007, between Littelfuse, Inc., and Gordon Hunter (filed as Exhibit 10.1 to the company’s Form 10-K for the fiscal year ended December 29, 2007).++

10.3

Amended and Restated Employment Agreement, effective as of January 1, 2014, between Littelfuse, Inc. and Dieter Roeder (filed as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the period ended March 29, 2014).++

10.4	Change of Control Agreement effective as of January 1, 2015, between Littelfuse, Inc., and Gordon Hunter (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K dated December 22, 2014).++

10.5

Change of Control Agreement effective as of January 1, 2015, between Littelfuse, Inc., and Philip G. Franklin (filed as Exhibit 10.2 to the company’s Current Report on Form 8-K dated December 22, 2014).++

10.6

Change of Control Agreement effective as of January 1, 2015, between Littelfuse, Inc., and David W. Heinzmann (filed as Exhibit 10.3 to the company’s Current Report on Form 8-K dated December 22, 2014).++

10.7	Change of Control Agreement effective as of January 1, 2015, between Littelfuse, Inc., and Dieter Roeder (filed as Exhibit 10.4 to the company’s Current Report on Form 8-K dated December 22, 2014).++

10.8

Change of Control Agreement effective as of January 1, 2015, between Littelfuse, Inc., and Ryan K. Stafford (filed as Exhibit 10.5 to the company’s Current Report on Form 8-K dated December 22, 2014).++

10.9*	Change of Control Agreement effective as of January 1, 2015, between Littelfuse, Inc., and Hugh Dalsen Ferbert.++

10.10*	Change of Control Agreement effective as of January 1, 2015, between Littelfuse, Inc., and Dan Stanek.++

10.11*	Change of Control Agreement effective as of January 1, 2015, between Littelfuse, Inc., and Ian Highley.++

Exhibit No.	Description

10.12*	Change of Control Agreement effective as of January 1, 2015, between Littelfuse, Inc., and Deepak Nayar.++

10.13

Change of Control Agreement effective as of February 10, 2014, between Littelfuse, Inc., and Michael Rutz (filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended March 29, 2014).++

10.14	Summary of Director Compensation (filed as Exhibit 10.18 to the company’s Form 10-K for the fiscal year ended December 29, 2007).++

10.15	Amended and restated Littelfuse, Inc. 401(k) Retirement and Savings Plan (filed as Exhibit 10.1 to the company’s Form 8-K dated October 9, 2009).++

10.16	1993 Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).++

10.17

Form of Non-Qualified Stock Option Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc. for employees of the company (filed as Exhibit 99.1 to the company’s Current Report on Form 8-K dated November 8, 2004).++

10.18

Form of Performance Shares Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc. (filed as Exhibit 10.23 to the company’s Form 10-K for the fiscal year ended January 1, 2005).++

10.19

Form of Non-Qualified Stock Option Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc., for non-employee directors of the company (filed as Exhibit 10.24 to the company’s Form 10-K for the fiscal year ended January 1, 2005).++

10.20	Stock Plan for New Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.2 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).++

10.21	Stock Plan for Employees and Directors of Littelfuse, Inc., as amended (filed as Exhibit 10.3 to the company’s Form 10-Q for the quarterly period ended July 2, 2005).++

10.22	Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit A to the company’s Proxy Statement for Annual Meeting of Stockholders held on May 5, 2006).++

10.23

First Amendment to the Littelfuse, Inc., Equity Incentive Compensation Plan dated as of July 28, 2008 (filed as Exhibit 10.2 to the company’s Form 10-Q for the quarterly period ended March 28, 2009).++

10.24	Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 99.4 to the company’s Current Report on Form 8-K dated May 5, 2006).++

10.25	Form of Performance Shares Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 99.1 to the company’s Current Report on Form 8-K dated March 12, 2008).++

10.26	Littelfuse, Inc., Outside Directors’ Stock Option Plan (filed as Exhibit B to the company’s Proxy Statement for Annual Meeting of Stockholders held on May 5, 2006).++

10.27	Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc., Outside Directors Stock Option Plan (filed as Exhibit 99.6 to the company’s Current Report on Form 8-K dated May 5, 2006).++

10.28	Littelfuse, Inc., Outside Directors’ Equity Plan (filed as Exhibit A to the company’s Proxy Statement for Annual Meeting of Stockholders held on April 27, 2007).++

10.29	First Amendment to the Littelfuse, Inc., Outside Directors’ Equity Plan, dated as of July 28, 2008 (filed as Exhibit 10.1 to the company’s Form 10-Q for the quarterly period ended March 28, 2009).++

Exhibit No.	Description

10.30	Form of Stock Option Award Agreement under the Littelfuse, Inc., Outside Directors' Equity Plan (filed as Exhibit 99.3 to the company’s Current Report on Form 8-K dated April 25, 2008).++

10.31	Form of Restricted Stock Unit Award Agreement under the Littelfuse, Inc., Outside Directors' Equity Plan (filed as Exhibit 99.4 to the company’s Current Report on Form 8-K dated April 25, 2008).++

10.32	Amended and Restated, Littelfuse, Inc., Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 10.4 to the company’s Form 10-K for the fiscal year ended December 29, 2007).++

10.33	Amended and Restated Littelfuse, Inc., Retirement Plan (filed as Exhibit 10.13 to the company’s Form 10-K for the fiscal year ended December 29, 2007).++

10.34	Amendment to Amended and Restated Littelfuse, Inc., Retirement Plan (filed as Exhibit 10.30 to the company’s Form 10-K for the fiscal year ended January 2, 2010).++

10.35	Termination of Amendment to the Littelfuse, Inc. Retirement Plan (filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2014).

10.36	Amended and Restated, Littelfuse, Inc., Annual Incentive Plan (filed as Exhibit 10.1 to the company’s form 10-Q for the quarterly period ended April 2, 2010).++

10.37	Form of Restricted Stock Award Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 10.1 to the company’s Current Report on form 8-K dated April 28, 2009).++

10.38	Form of Stock Option Award Agreement under the Littelfuse, Inc., Equity Incentive Compensation Plan (filed as Exhibit 10.2 to the company’s Current Report on form 8-K dated April 28, 2009).++

10.39	Littelfuse, Inc., Supplemental Retirement and Savings Plan (filed as Exhibit 10.3 to the company’s Current Report on form 8-K dated October 9, 2009).++

10.40	Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 10.1 to the company’s Form 8-K dated May 5, 2010).++

10.41	First Amendment to the Littelfuse, Inc. Long-Term Incentive Plan.++

10.42	Form of Restricted Stock Unit Award Agreement (Outside Director) under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 4.4 to the company’s Form S-8 dated May 19, 2010).++

10.43	Form of Restricted Stock Unit Award Agreement (Executive) under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 4.5 to the company’s Form S-8 dated May 19, 2010).++

10.44	Form of Stock Option Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 4.6 to the company’s Form S-8 dated May 19, 2010).++

10.45

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

10.46

Master Increasing Lender Supplement, dated as of January 30, 2014, among Littelfuse, Inc., as borrower, JPMorgan Chase Bank, N.A. as Agent, and each of the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (filed as Exhibit 10.1 to the company’s Current Report on form 8-K dated February 4, 2014).

Exhibit No.	Description

10.47*

Amendment No. 1, dated as of May 2, 2014, to Credit Agreement, dated as of May 30, 2013, by and among Littelfuse, Inc., as borrower, JPMorgan Chase Bank, N.A. as Agent, and each of the banks, financial institutions listed on the respective signature pages thereof.

10.48*

Amendment No. 2, dated as of January 14, 2015, to Credit Agreement, dated as of May 30, 2013, by and among Littelfuse, Inc., as borrower, JPMorgan Chase Bank, N.A. as Agent, and each of the banks, financial institutions listed on the respective signature pages thereof.

14.1	Code of Conduct (filed as Exhibit 14.1 to the company’s Current Report on Form 8-K dated October 24, 2008).

21.1*	Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) certification of Gordon Hunter.

31.2*	Rule 13a-14(a)/15d-14(a) certification of Philip G. Franklin.

32.1+++	Section 1350 certification.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibits 10.1 through 10.44 are management contracts or compensatory plans or arrangements.

* Filed with this Report.

+ Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Littelfuse agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.

++ Management contract or compensatory plan or arrangement.

+++ Furnished with this Report.