Form 10-Q
period 2015-03-28
LITTELFUSE INC /DE
filed 2015-05-01
CIK 889331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-20388

LITTELFUSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8755 W. Higgins Road, Suite 500
Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

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

As of April 24, 2015, 22,575,425 shares of common stock, $.01 par value, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LITTELFUSE, INC.

Condensed Consolidated Balance Sheets

(In thousands of USD, except share amounts)

	March 28, 2015	December 27, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$293,631	$297,571
Short-term investments	3,869	4,302
Accounts receivable, less allowances	136,133	135,356
Inventories	96,159	97,391
Deferred income taxes	17,606	17,481
Prepaid expenses and other current assets	13,964	13,904
Assets held for sale	5,500	5,500
Total current assets	566,862	571,505
Property, plant and equipment:
Land	5,595	5,697
Buildings	63,380	64,609
Equipment	379,109	370,179
	448,084	440,485
Accumulated depreciation	(287,212)	(281,845)
Net property, plant and equipment	160,872	158,640
Intangible assets, net of amortization:
Patents, licenses and software	22,009	23,640
Distribution network	18,439	19,428
Customer lists, trademarks and tradenames	58,933	60,605
Goodwill	190,804	196,256
Other investments	12,862	12,056
Deferred income taxes	5,249	5,393
Other assets	22,985	23,303

Total assets	$1,059,015	$1,070,826

Liabilities and Equity
Current liabilities:
Accounts payable	$47,385	$50,793
Accrued payroll	20,744	30,511
Accrued expenses	12,122	13,059
Accrued severance	1,160	790
Accrued income taxes	9,893	9,045
Current portion of accrued post-retirement benefits	11,768	11,768
Current portion of long-term debt	87,000	88,500
Total current liabilities	190,072	204,466
Long-term debt, less current portion	102,969	106,658
Deferred income taxes	10,200	11,076
Accrued post-retirement benefits	5,073	5,147
Other long-term liabilities	15,440	15,814
Total equity	735,261	727,665

Total liabilities and equity	$1,059,015	$1,070,826

Common shares issued and outstanding of 22,627,762 and 22,585,529, at March 28, 2015, and December 27, 2014, respectively.

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Net Income

(In thousands of USD, except per share amounts, unaudited)

	For the Three Months Ended
	March 28, 2015	March 29, 2014

Net sales	$210,313	$206,859

Cost of sales	133,983	128,365

Gross profit	76,330	78,494

Selling, general and administrative expenses	36,345	34,171
Research and development expenses	7,384	7,574
Amortization of intangibles	3,053	3,159
	46,782	44,904

Operating income	29,548	33,590

Interest expense	1,151	1,216
Foreign exchange loss (gain)	3,117	(252)
Other (income) expense, net	(1,126)	(1,186)

Income before income taxes	26,406	33,812
Income taxes	6,411	8,423

Net income	$19,995	$25,389

Net income per share (see note 7):
Basic	$0.88	$1.13
Diluted	$0.88	$1.12

Weighted average shares and equivalent shares outstanding:
Basic	22,600	22,492
Diluted	22,781	22,717

Cash dividends paid per common share	$0.25	$0.22

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Comprehensive Income

(In thousands of USD, unaudited)

	For the Three Months Ended
	March 28, 2015	March 29, 2014

Net income	$19,995	$25,389
Other comprehensive income (loss):
Pension liability adjustments, net (net of tax of ($31) and $94, respectively)	74	(44)
Reclassification adjustments to expense, (net of tax of ($249) and $0, respectively)	986	—
Unrealized gain on investments	1,956	1,308
Foreign currency translation adjustments	(13,974)	(7,161)
Comprehensive income	$9,037	$19,492

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Cash Flows

(In thousands of USD, unaudited)

	For the Three Months Ended
	March 28, 2015	March 29, 2014
Operating activities:
Net income	$19,995	$25,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,365	7,007
Amortization of intangibles	3,053	3,159
Stock-based compensation	1,802	1,465
Non-cash inventory charge	—	1,409
Excess tax benefit on share-based compensation	(672)	(1,057)
Loss on sale of assets	105	69
Changes in operating assets and liabilities:
Accounts receivable	(3,910)	(6,503)
Inventories	149	(774)
Accounts payable	(2,963)	3,056
Accrued expenses (including post-retirement)	2,689	(6,455)
Accrued payroll and severance	(8,894)	(12,762)
Accrued taxes	932	1,153
Prepaid expenses and other	3,579	(3,647)
Net cash provided by operating activities	23,230	11,509

Investing activities:
Acquisition of business, net of cash acquired	—	(52,000)
Purchases of property, plant, and equipment	(12,279)	(6,423)
Proceeds from sale of assets	6	15
Net cash used in investing activities	(12,273)	(58,408)

FINANCING activities:
Proceeds from revolving credit facility	7,000	75,000
Payments of revolving credit facility	(11,000)	(8,000)
Payments of term loan	(1,250)	(1,250)
Debt issuance costs	—	(108)
Cash dividends paid	(5,635)	(4,944)
Proceeds from exercise of stock options	1,768	3,676
Excess tax benefit on share-based compensation	672	1,057
Net cash (used in) provided by financing activities	(8,445)	65,431

Effect of exchange rate changes on cash and cash equivalents	(6,452)	(3,918)

(Decrease) increase in cash and cash equivalents	(3,940)	14,614
Cash and cash equivalents at beginning of period	297,571	305,192
Cash and cash equivalents at end of period	$293,631	$319,806

See accompanying notes.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Littelfuse, Inc. and its subsidiaries (the “company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheet, statements of net income and comprehensive income and cash flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the period ended March 28, 2015 are not necessarily indicative of the results that may be expected for the year ending January 2, 2016. For further information, refer to the company’s consolidated financial statements and the notes thereto incorporated by reference in the company’s Annual Report on Form 10-K for the year ended December 27, 2014. The company evaluated subsequent events through the date of its financial statements when filed with the Securities and Exchange Commission (“SEC”).

2. Acquisition of Business

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

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

3. Inventories

The components of inventories at March 28, 2015 and December 27, 2014 are as follows (in thousands):

	March 28, 2015	December 27, 2014
Raw material	$33,208	$29,756
Work in process	15,495	15,164
Finished goods	47,456	52,471
Total inventories	$96,159	$97,391

4. Other Investments

The company’s other investments represent shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company. The Polytronics investment was acquired as part of the Heinrich Companies acquisition in 2004. The fair value of the Polytronics investment was €11.7 million (approximately $12.9 million) at March 28, 2015 and €9.9 million (approximately $12.1 million) at December 27, 2014. Included in 2015 other comprehensive income is an unrealized gain of $2.0 million, due to the increase in fair market value of the Polytronics investment. The remaining movement was due to the impact of changes in exchange rates.

5. Debt

The carrying amounts of debt at March 28, 2015 and December 27, 2014 are as follows (in thousands):

	March 28, 2015	December 27, 2014
Term loan	$92,500	$93,750
Revolving credit facility	79,500	83,500
Entrusted loan	17,969	17,908
Total debt	189,969	195,158
Less: Current maturities	87,000	88,500
Total long-term debt	$102,969	$106,658

The company currently has a credit agreement with J.P Morgan Securities LLC for up to $375.0 million which consists of an unsecured revolving credit facility of $275.0 million and an unsecured term loan of $100.0 million. The credit agreement, effective May 31, 2013, is for a five year period. The company incurred debt issuance costs of $0.1 million which will be amortized over the life of the existing credit agreement. As of March 28, 2015, the company had available $194.9 million of borrowing capacity under the revolving credit agreement at an interest rate of LIBOR plus 1.0% (1.18% as of March 28, 2015). At March 28, 2015, the company was in compliance with all covenants under the revolving credit facility.

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

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

6. Fair Value of Assets and Liabilities

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

There were no changes during the quarter ended March 28, 2015 to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of March 28, 2015 and December 27, 2014 the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of March 28, 2015 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$12,862	$—	$—	$12,862
Total	$12,862	$—	$—	$12,862

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

6. Fair Value of Assets and Liabilities, continued

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

The company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximate their fair values. The company’s debt fair value approximates book value at March 28, 2015 and December 27, 2014, respectively, as the variable interest rates fluctuate along with market interest rates.

7. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share of March 28, 2015 and March 29, 2014 (in thousands except per share amounts).

	For the Three Months Ended
	March 28, 2015	March 29, 2014

Net income	$19,995	$25,389

Average shares outstanding - Basic	22,600	22,492

Net effect of dilutive stock options and restricted share units	181	225

Average shares - Diluted	22,781	22,717

Net income per share:
Basic	$0.88	$1.13
Diluted	$0.88	$1.12

Potential shares of common stock relating to stock options excluded from the earnings per share calculation because their effect would be anti-dilutive were 64,520 and 0 for the three months ended March 28, 2015 and March 29, 2014, respectively.

8. Income Taxes

The effective tax rate for the first quarter of 2015 was 24.3% compared to an effective tax rate of 24.9% in the first quarter of 2014. The effective tax rates for both 2015 and 2014 are lower than the U.S. statutory tax rate primarily due to the result of more income earned in low tax jurisdictions.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

9. Pensions

The components of net periodic benefit cost for the three months ended March 28, 2015, compared with the three months ended March 29, 2014, were (in thousands):

	U.S. Plans		Foreign Plans
	Three Months Ended		Three Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29 2014
Service cost	$250	$150	$315	$311
Interest cost	1,031	971	513	591
Expected return on plan assets	(916)	(1,411)	(600)	(573)
Amortization of net loss	290	137	61	48
Total cost of the plan	655	(153)	289	377
Expected plan participants’contribution	—	—	—	—
Net periodic benefit cost	$655	$(153)	$289	$377

The expected rate of return assumption on domestic pension assets is 3.90% and 6.75% in 2015 and 2014, respectively. The expected return on foreign pension assets is 5.39% and 5.14% in 2015 and 2014, respectively.

Plan Termination

The company received approval from the IRS on April 14, 2015 on its Application for Determination for Terminating Plan to terminate the U.S. defined benefit pension plan, the Littelfuse Inc. Retirement Plan, effective January 1, 2015. The current liability balance of $11.8 million at March 28, 2015, represents the projected cost to settle the plan’s liability in conjunction with the upcoming plan termination. Settlement is expected to occur during the third quarter of 2015.

10. Business Unit Segment Information

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

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

10. Business Unit Segment Information, continued

Business unit segment information for the three months ended March 28, 2015 and March 29, 2014 are summarized as follows (in thousands):

	March 28, 2015	March 29, 2014
Net sales
Electronics	$99,380	$95,722
Automotive	84,071	82,419
Electrical	26,862	28,718
Total net sales	$210,313	$206,859

Depreciation and amortization
Electronics	$5,798	$5,370
Automotive	3,336	3,528
Electrical	1,284	1,268
Total depreciation and amortization	$10,418	$10,166

Operating income
Electronics	$18,665	$19,068
Automotive	11,171	11,899
Electrical	2,730	4,032
Other (1)	(3,018)	(1,409)
Total operating income	29,548	33,590
Interest expense	1,151	1,216
Foreign exchange loss (gain)	3,117	(252)
Other (income) expense, net	(1,126)	(1,186)
Income before income taxes	$26,406	$33,812

(1) “Other” consists of restructuring costs ($2.2 million), acquisition expenses ($0.2 million) and pension wind-up costs ($0.7 million).

The company’s significant net sales by country for the three months ended March 28, 2015 and March 29, 2014 are summarized as follows (in thousands):

	Net sales(a)
	March 28, 2015	March 29, 2014

United States	$83,373	$71,874
China	44,429	37,213
Other countries	82,511	97,772
Total	$210,313	$206,859

(a) Sales by country represent sales to customer or distributor locations.

The company’s significant long-lived assets and additions to long-lived assets by country as of March 28, 2015 and December 27, 2014 are summarized as follows (in thousands):

	Long-lived assets(b)
	March 28, 2015	December 27, 2014

United States	$35,641	$34,179
China	39,321	40,981
Canada	12,160	12,899
Other countries	73,750	70,581
Total	$160,872	$158,640

(b) Long-lived assets consists of net property, plant and equipment.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

10. Business Unit Segment Information, continued

	Additions to long-lived assets
	March 28, 2015	March 29, 2014

United States	$3,187	$1,625
China	667	685
Canada	538	145
Other countries	7,887	3,968
Total	$12,279	$6,423

11. Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table sets forth the changes in the components of AOCI by component (in thousands):

AOCI component	Balance at December 27, 2014	Other comprehensive income (loss) activity	Reclassification adjustment for expense included in net income	Balance at March 28, 2015

Pension liability adjustment(a)	$(29,615)	$74	$986	$(28,555)
Unrealized gain on investments(b)	10,791	1,956	—	12,747
Foreign currency translation adjustment	(2,302)	(13,974)	—	(16,276)
AOCI (loss) income	$(21,126)	$(11,944)	$986	$(32,084)

(a) Balances are net of tax of $12,397 and $12,857 for 2015 and 2014, respectively.

(b) Balances are net of tax of $0 and $0 for 2015 and 2014, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Littelfuse Overview

Littelfuse, Inc. and its subsidiaries (the “company” or “Littelfuse”) is the worldwide leader in circuit protection offering the industry's broadest and deepest portfolio of circuit protection products and solutions. The company’s devices protect products in virtually every market that uses electrical energy, from consumer electronics to automobiles to industrial equipment. The company’s worldwide revenue in 2014 was $852.0 million and net earnings were $99.4 million. The company conducts its business through three reportable segments, which are defined by markets and consist of Electronics, Automotive, and Electrical. The company’s customer base includes original equipment manufacturers, tier one automotive suppliers and distributors.

In addition to protecting and growing its core circuit protection business, Littelfuse has been investing in power control and sensing technologies. These newer platforms combined with the company’s strong balance sheet and operating cash flow, provide opportunities for increased organic and acquisition growth. In 2012, the company set a five-year strategic plan to grow annual sales at 15% per year; 5% organically and 10% through acquisitions.

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

Electronics Segment

The Electronics segment sells passive and semiconductor components and modules primarily into the global consumer electronics, general industrial and telecommunications markets. The core electronics markets are characterized by significant Asia competition and price erosion. As a result the company is focusing additional efforts on higher growth, less price sensitive niche markets (such as LED lighting) and higher-power industrial applications. The Hamlin acquisition in 2013 expanded the company’s product offering into reed switches which are used in a wide variety of electronic products and utilize the same channels as the company’s core electronics products.

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

Electrical Segment

The Electrical segment derives its revenues from power fuses, protection relays and custom products selling primarily into the industrial, mining, solar and oil and gas markets. Custom products sales, after several years of strong growth, have declined due to the completion of several large Canadian potash mining projects. The company has expanded this business by moving into new markets such as non-potash mining and oil and gas with mixed results. Protection relay sales have also slowed due to the general slowdown in the global mining market.

The following table is a summary of the company’s net sales by business unit and geography:

Net Sales by Business Unit and Geography (in thousands, unaudited)

	First Quarter
	2015	2014	% Change
Business Unit
Electronics	$99,380	$95,722	4%
Automotive	84,071	82,419	2%
Electrical	26,862	28,718	(6%)

Total	$210,313	$206,859	2%

	First Quarter
	2015	2014	% Change
Geography(a)
Americas	$97,054	$89,151	9%
Europe	38,968	43,927	(11%)
Asia-Pacific	74,291	73,781	1%

Total	$210,313	$206,859	2%

(a) Sales by geography represent sales to customer or distributor locations.

Results of Operations – First Quarter, 2015 compared to 2014

The following table summarizes the company’s consolidated results of operations for the periods presented. The results include incremental activity from the company’s business acquisitions as described, where applicable, in the below analysis. During the first quarter of 2015, there was approximately $3.0 million of special charges consisting of $1.0 million related to the company’s transfer of its reed sensor manufacturing from the U.S. to the Philippines, $1.2 million related to internal legal restructuring, $0.2 million related to acquisition costs and $0.7 million of expense related to the planned termination of the U.S. pension as described in Note 9.

(In thousands, unaudited)	First Quarter

	2015	2014	% Change
Sales	$210,313	$206,859	2%
Gross Profit	76,330	78,494	(3%)
Operating expense	46,782	44,904	4%
Operating income	29,548	33,590	(12%)
Other (income) expense, net	(1,126)	(1,186)	(5%)
Income before income taxes	26,406	33,812	(22%)
Net income	$19,995	$25,389	(21%)

Net sales increased $3.5 million or 2% to $210.3 million in the first quarter of 2015 compared to $206.9 million in the first quarter of 2014 due primarily to strong organic growth in electronics and automotive, partially offset by lower electrical sales. The company also experienced $9.9 million in unfavorable foreign currency effects in the first quarter of 2015 as compared to the first quarter of 2014. The unfavorable foreign currency impact primarily resulted from sales denominated in the euro. Excluding currency effects, net sales increased $13.4 million or 6% year-over-year.

Electronics sales increased $3.6 million or 4% to $99.4 million in the first quarter of 2015 compared to $95.7 million in the first quarter of 2014 due primarily to strong growth for fuse and semiconductor products. The electronics segment experienced $3.0 million in unfavorable currency effects in the first quarter of 2015 primarily from sales denominated in euro. Excluding currency effects, net sales increased $6.6 million or 7% year-over-year.

Automotive sales increased $1.7 million or 2% to $84.1 million in the first quarter of 2015 compared to $82.4 million in the first quarter of 2014 due to strong organic growth for commercial vehicle products and sensors. The automotive segment experienced $5.9 million in unfavorable currency effects in the first quarter of 2015 primarily due to sales denominated in euros. Excluding currency effects, net sales increased $7.6 million or 9% year-over-year.

Electrical sales decreased $1.9 million or 6% to $26.9 million in the first quarter of 2015 compared to $28.7 million in the first quarter of 2014 as higher custom sales were more than offset by weaker fuse and relay sales. The electrical segment experienced $1.0 million in unfavorable currency effects in the first quarter of 2015 primarily from sales denominated in Canadian dollars and the euro. Excluding currency effects, net sales decreased $0.8 million or 3% year-over-year.

On a geographic basis, sales in the Americas increased $7.9 million or 9% to $97.1 million in the first quarter of 2015 compared to $89.2 million in the first quarter of 2014 due to strong organic growth in auto and electronics sales offset by lower electrical sales and $0.7 million in unfavorable currency effects from sales denominated in Canadian dollars. Excluding currency effects, the Americas sales increased $8.6 million or 10%.

Europe sales decreased $5.0 million or 11% to $39.0 million in the first quarter of 2015 compared to $43.9 million in the first quarter of 2014 mainly due to $8.9 million in unfavorable currency effects reflecting a decline in the euro during the current year quarter. Excluding currency effects, Europe sales increased $4.0 million or 9% reflecting strong demand for automotive products.

Asia-Pacific sales increased $0.5 million or 1% to $74.3 million in the first quarter of 2015 compared to $73.8 million in the first quarter of 2014 due to strong demand for automotive and electrical products offset by unfavorable currency effects of $0.3 million. Excluding currency effects, Asia-Pacific sales increased $0.8 million or 1% year-over-year.

Gross profit was $76.3 million or 36% of net sales for the first quarter of 2015 compared to $78.5 million or 38% of net sales in the same quarter last year. Gross profit for 2015 includes $1.0 million related to the transfer of the company’s reed sensor products from the U.S. to the Philippines. Excluding the impact of the transfer, gross profit was 37% of net sales for the first quarter of 2015. Gross profit for 2014 includes the write-off of $1.4 million of stepped-up inventory valuation from the SymCom acquisition. Excluding the impact of the inventory write-off, gross profit was 39% of net sales for the first quarter of 2014. The decrease in gross profit margin compared to the prior year was primarily attributable to foreign exchange losses primarily due to the decline in the euro.

Total operating expense was $46.8 million or 22% of net sales for the first quarter of 2015 compared to $44.9 million or 22% of net sales for the same quarter in 2014. The increase in operating expenses primarily reflects higher wage and benefit costs, internal legal restructuring costs and costs related to the wind-up of the U.S. pension plan.

Operating income for the first quarter of 2015 was approximately $29.5 million compared to operating income of $33.6 million for the same quarter in 2014,primarily as a result of the negative impact of foreign exchange on sales and gross profit as discussed above.

Interest expense was $1.2 million in both the first quarter of 2015 and 2014 and reflects interest for borrowing on the company’s credit agreement.

Foreign exchange loss (gain), reflecting net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide, was approximately $3.1 million of expense for the first quarter of 2015 and $0.3 million of income for the first quarter of 2014 and primarily reflects fluctuations in the euro and Philippine peso against the U.S. dollar.

Other (income) expense, net, consisting of interest income, royalties and non-operating income items was approximately $1.1 million of income for first quarter of 2015 and $1.2 million for the first quarter of 2014.

Income before income taxes was $26.4 million for the first quarter of 2015 compared to $33.8 million for the first quarter of 2014. Income tax expense was $6.4 million with an effective tax rate of 24.3% for the first quarter of 2015 compared to income tax expense of $8.4 million with an effective tax rate of 24.9% in the first quarter of 2014. The effective tax rates for both the first quarter of 2015 and 2014 are lower than the U.S. statutory tax rate primarily due to more income earned in low tax jurisdictions.

Net income for the first quarter of 2015 was $20.0 million or $0.88 per diluted share compared to net income of $25.4 million or $1.12 per diluted share for the same quarter of 2014.

Liquidity and Capital Resources

As of March 28, 2015, $282.5 million of the $293.6 million of the company’s cash and cash equivalents was held by foreign subsidiaries. Of the $282.5 million held by foreign subsidiaries, approximately $16.6 million could be repatriated with minimal tax consequences. The company expects to maintain its foreign cash balances (other than the aforementioned $16.6 million) for local operating requirements, to provide funds for future capital expenditures and for potential acquisitions. The company does not expect to repatriate these funds to the U.S.

The company historically has financed capital expenditures through cash flows from operations. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the company’s operations and its debt obligations for the foreseeable future.

Revolving Credit Facilities

In 2013, the company entered into a credit agreement with J.P. Morgan Securities LLC for up to $325.0 million which consists of an unsecured revolving credit facility of $225.0 million and an unsecured term loan of $100.0 million. The credit agreement is for a five year period.

On January 30, 2014, the company increased the unsecured revolving credit facility by $50.0 million thereby increasing the total revolver borrowing capacity from $225.0 million to $275.0 million. At March 28, 2015, the company had available $194.9 million of borrowing capacity under the revolving credit agreement at an interest rate of LIBOR plus 1.0% (1.18% as of March 28, 2015).

This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At March 28, 2015, the company was in compliance with all covenants under the revolving credit facility.

The company also had $0.8 million outstanding in letters of credit at March 28, 2015. No amounts were drawn under these letters of credit at March 28, 2015.

Entrusted Loan

During the fourth quarter of 2014, the company entered into an entrusted loan arrangement (“Entrusted Loan”) of RMB 110.0 million (approximately $17.9 million) between two of its China legal entities, Littelfuse Semiconductor (Wuxi) Company (the “Lender”) and Suzhou Littelfuse OVS Ltd. (the “Borrower”), utilizing Bank of America, N.A., Shanghai Branch as agent. Direct borrowing and lending between two commonly owned commercial entities is strictly forbidden under China’s regulations requiring the use of a third party agent to enable loans between Chinese legal entities. As a result, the Entrusted Loan is reflected as both a long-term asset and long-term debt on the company’s Consolidated Balance Sheets and is reflected in the investing and financing activities in its Consolidated Statements of Cash Flows. Interest expense and interest income will be recorded between the lender and borrower with no net impact on the company’s Consolidated Statements of Net Income since the amounts will be offsetting. The loan interest rate per annum is 5.25%. The Entrusted Loan is used to finance the operation and working capital needs of the borrower and matures in November 2019.

Cash Flow

The company started 2015 with $297.6 million of cash and cash equivalents. Net cash provided by operating activities was approximately $23.2 million for the first three months of 2015 reflecting $20.0 million in net income and $11.7 million in non-cash adjustments (primarily $10.4 million in depreciation and amortization) offset by $8.4 million in net changes to various operating assets and liabilities.

Changes in operating assets and liabilities for the first three months of 2015 (including short-term and long-term items) that impacted cash flows negatively consisted of an increase in accounts receivable ($3.9 million), decreases in accounts payable ($3.0 million) and decreases in accrued payroll and severance ($8.9 million). The increase in accounts receivable was due to increased sales in the first quarter. The decrease in accrued payroll and severance was due primarily to payouts for the 2014 management incentive plan which occurred in the first quarter. Other changes having a positive impact on cash flows were increases in inventories ($0.1 million), prepaid and other assets ($3.6 million), accrued expenses ($2.7 million) and accrued taxes ($0.9 million).

Net cash used in investing activities was approximately $12.3 million and represented capital spending during the quarter.

Net cash used in financing activities was approximately $8.4 million and included $5.3 million in net payments on borrowings and dividends paid of $5.6 million partially offset by $2.4 million from the exercise of stock options including tax benefits. The effects of exchange rate changes decreased cash and cash equivalents by approximately $6.5 million. The net cash provided by operating activities combined with the effects of exchange rate changes less net cash used in investing and financing activities resulted in a $3.9 million decrease in cash, which left the company with a cash and cash equivalents balance of $293.6 million at March 28, 2015.

The ratio of current assets to current liabilities was 3.0 at the end of the first quarter of 2015 compared to 2.8 at year-end 2014 and 2.2 at the end of the first quarter of 2014. Days sales outstanding in accounts receivable was approximately 59 days at the end of the first quarter of 2015 compared to 60 days at the end of the first quarter of 2014 and 60 days at year-end 2014. Days inventory outstanding was approximately 65 days at the end of the first quarter of 2015 compared to 68 days at the year-end 2014 and 70 days at end of the first quarter of 2014.

Outlook

Sales are expected to increase sequentially in the second quarter of 2015 due to normal seasonality and improving market conditions in the automotive and electronics segments. The mining sector is expected to remain weak at least through the remainder of this year. Foreign currency effects are expected to remain volatile. The company issued the following guidance for the second quarter of 2015:

●

Sales for the second quarter are expected to be in the range of $221 million to $231 million assuming a euro-dollar rate of 1.09. This represents 2% revenue growth at the midpoint compared to the prior year or approximately 7% growth excluding currency effects.

●

Similar to the prior year, stock compensation expense for the second quarter is expected to be approximately $2 million higher than for the other quarters of the year due to accelerated expensing of options in the quarter granted for all those of retirement age (62 or older).

●

The full year effective tax rate is expected to be approximately 23%, although this assumes that Congress approves the R&D tax credit and the “look-through” provision for 2015 as it did in 2014. Until such time, the rate is expected to be 50 to 100 basis points higher.

●

Earnings (excluding special items) for the second quarter are expected to be in the range of $1.20 to $1.34 per diluted share. This includes negative currency effects of approximately $0.13 compared to the prior year.

Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).

The statements in this section and the other sections of this report that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of the PSLRA. These statements may involve risks and uncertainties, including, but not limited to, risks relating to product demand and market acceptance, economic conditions, the impact of competitive products and pricing, product quality problems or product recalls, capacity and supply difficulties or constraints, coal mining exposures reserves, failure of an indemnification for environmental liability, exchange rate fluctuations, commodity price fluctuations, the effect of the company’s accounting policies, labor disputes, restructuring costs in excess of expectations, pension plan asset returns less than assumed, integration of acquisitions and other risks which may be detailed in the company’s other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the company’s Annual Report on Form 10-K for the year ended December 27, 2014. For a further discussion of the risk factors of the company, please see Item 1A. “Risk Factors” to the company’s Annual Report on Form 10-K for the year ended December 27, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The company is exposed to market risk from changes in interest rates, foreign exchange rates and commodity prices.

Interest Rates

The company had $172.0 million in debt outstanding at March 28, 2015 related to the unsecured revolving credit facility and term loan. While 100% of this debt has variable interest rates, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are insignificant relative to earnings.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in the U.S., Mexico, Canada, Denmark, China, Lithuania and the Philippines. During the first three months of 2015, sales to customers outside the U.S. were approximately 60% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan or Taiwanese dollars.

The company’s foreign exchange exposures result primarily from sale of products in foreign currencies, foreign currency denominated purchases, inter-company loans, employee-related and other costs of running operations in foreign countries and translation of balance sheet accounts denominated in foreign currencies. The company’s most significant long exposure is to the euro, with lesser long exposures to the Canadian dollar, Japanese yen and Korean won. The company’s most significant short exposures are to the Chinese yuan, Mexican peso and Philippine peso. Changes in foreign exchange rates could affect the company’s sales, costs, balance sheet values and earnings. The company uses netting and offsetting intercompany account management techniques to reduce known foreign currency exposures where possible. From time to time, the company has utilized derivative instruments to hedge certain foreign currency exposures.

Commodity Prices

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper, zinc, silver and gold where at current prices and volumes, a 10% price change would affect annual pre-tax profit by approximately $2.0 million for copper, $0.8 million for zinc, $0.7 million for silver and $0.3 million for gold. From time to time, the company has utilized derivative instruments to hedge certain commodity exposures.

Item 4. Controls and Procedures.

As of March 28, 2015, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the company and its consolidated subsidiaries has been made known to them by the employees of the company and its consolidated subsidiaries during the period preceding the filing of this Quarterly Report on Form 10-Q and that such information is accurately recorded, processed, summarized and reported within the time periods specified in SEC rules. There were no significant changes in the company’s internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the company’s internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the company’s Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

A detailed description of risks that could have a negative impact on our business, revenues and performance results can be found under the caption “Risk Factors” in our most recent Form 10-K, filed with the SEC on February 24, 2015. There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 27, 2014 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2015 to April 30, 2016. The company did not repurchase any shares of its common stock during the first quarter of fiscal 2015 and 1,000,000 shares may yet be purchased under the previous authorization as of March 28, 2015.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 28, 2015, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

Date: May 1, 2015	By	/s/ Philip G. Franklin
Philip G. Franklin
Executive Vice President and
Chief Financial Officer
(As duly authorized officer and as
the principal financial and accounting
officer)