Form 10-Q
period 2015-06-27
LITTELFUSE INC /DE
filed 2015-07-31
CIK 889331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-20388

LITTELFUSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8755 W. Higgins Road, Suite 500
Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

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

As of July 24, 2015, 22,647,323 shares of common stock, $.01 par value, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LITTELFUSE, INC.

Condensed Consolidated Balance Sheets

(In thousands of USD, except share amounts)

	June 27, 2015	December 27, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$311,915	$297,571
Short-term investments	3,954	4,302
Accounts receivable, less allowances	151,283	135,356
Inventories	97,735	97,391
Deferred income taxes	17,378	17,481
Prepaid expenses and other current assets	15,357	13,904
Assets held for sale	5,500	5,500
Total current assets	603,122	571,505
Property, plant and equipment:
Land	5,542	5,697
Buildings	63,546	64,609
Equipment	389,026	370,179
	458,114	440,485
Accumulated depreciation	(291,735)	(281,845)
Net property, plant and equipment	166,379	158,640
Intangible assets, net of amortization:
Patents, licenses and software	21,449	23,640
Distribution network	17,813	19,428
Customer lists, trademarks and tradenames	58,018	60,605
Goodwill	192,947	196,256
Other investments	14,503	12,056
Deferred income taxes	5,604	5,393
Other assets	19,456	23,303

Total assets	$1,099,291	$1,070,826

Liabilities and Equity
Current liabilities:
Accounts payable	$53,919	$50,793
Accrued payroll	25,501	30,511
Accrued expenses	19,668	13,059
Accrued severance	2,033	790
Accrued income taxes	8,547	9,045
Current portion of accrued post-retirement benefits	11,768	11,768
Current portion of long-term debt	82,250	88,500
Total current liabilities	203,686	204,466
Long-term debt, less current portion	96,993	106,658
Deferred income taxes	11,173	11,076
Accrued post-retirement benefits	5,247	5,147
Other long-term liabilities	14,900	15,814
Total equity	767,292	727,665

Total liabilities and equity	$1,099,291	$1,070,826

Common shares issued and outstanding of 22,725,882 and 22,585,529, at June 27, 2015, and December 27, 2014, respectively.

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Net Income

(In thousands of USD, except per share amounts, unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Net sales	$222,021	$220,908	$432,334	$427,767

Cost of sales	136,740	137,913	270,723	266,278

Gross profit	85,281	82,995	161,611	161,489

Selling, general and administrative expenses	38,772	38,328	75,117	72,499
Research and development expenses	7,361	7,810	14,745	15,384
Amortization of intangibles	2,977	3,138	6,030	6,297
	49,110	49,276	95,892	94,180

Operating income	36,171	33,719	65,719	67,309

Interest expense	948	1,228	2,099	2,444
Foreign exchange (gain) loss	(1,292)	2,375	1,825	2,123
Other (income) expense, net	(1,202)	(1,446)	(2,328)	(2,632)

Income before income taxes	37,717	31,562	64,123	65,374

Income taxes	9,033	6,984	15,444	15,407

Net income	$28,684	$24,578	$48,679	$49,967

Net income per share (see Note 7):
Basic	$1.26	$1.09	$2.15	$2.22
Diluted	$1.26	$1.08	$2.13	$2.20

Weighted average shares and equivalent shares outstanding:
Basic	22,691	22,579	22,645	22,536
Diluted	22,835	22,750	22,810	22,738

Cash dividends paid per common share	$0.25	$0.22	$0.50	$0.44

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Comprehensive Income

(In thousands of USD, unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Net income	$28,684	$24,578	$48,679	$49,967
Other comprehensive income (loss):
Pension liability adjustments (net of tax of $385 and $67, for the three months ended 2015 and 2014, and $416 and $160 for the six months ended 2015 and 2014, respectively)	(198)	39	(124)	(5)
Reclassification adjustments to expense, (net of tax of ($249) and $0, for the three months ended 2015 and 2014, and ($498) and $0 for the six months ended 2015 and 2014, respectively)	985	—	1,971	—
Unrealized gain on investments	1,380	2,276	3,336	3,584
Foreign currency translation adjustments	3,821	6,850	(10,153)	(311)
Comprehensive income	$34,672	$33,743	$43,709	$53,235

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Cash Flows

(In thousands of USD, unaudited)

	For the Six Months Ended
	June 27, 2015	June 28, 2014
Operating activities:
Net income	$48,679	$49,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,761	14,459
Amortization of intangibles	6,030	6,297
Stock-based compensation	5,764	5,229
Non-cash inventory charge	—	2,769
Excess tax benefit on share-based compensation	(1,470)	(2,230)
Loss on sale of assets	329	141
Changes in operating assets and liabilities:
Accounts receivable	(21,266)	(17,871)
Inventories	(1,199)	410
Accounts payable	3,440	2,533
Accrued expenses (including post-retirement)	11,129	(7,578)
Accrued payroll and severance	(3,652)	(7,323)
Accrued taxes	(3,003)	(2,101)
Prepaid expenses and other	2,422	(2,189)
Net cash provided by operating activities	61,964	42,513

Investing activities:
Acquisition of business, net of cash acquired	—	(52,768)
Purchases of property, plant, and equipment	(26,388)	(13,132)
Decrease in entrusted loan receivable	3,519	—
Proceeds from sale of assets	48	37
Net cash used in investing activities	(22,821)	(65,863)

FINANCING activities:
Proceeds from revolving credit facility	11,000	97,500
Payments of revolving credit facility	(21,000)	(19,500)
Payments of term loan	(2,500)	(2,500)
Payments of entrusted loan	(3,519)	—
Debt issuance costs	(42)	(108)
Cash dividends paid	(11,296)	(9,921)
Purchases of common stock	—	(14,283)
Proceeds from exercise of stock options	6,278	11,101
Excess tax benefit on share-based compensation	1,470	2,230
Net cash (used in) provided by financing activities	(19,609)	64,519

Effect of exchange rate changes on cash and cash equivalents	(5,190)	45

Increase in cash and cash equivalents	14,344	41,214
Cash and cash equivalents at beginning of period	297,571	305,192
Cash and cash equivalents at end of period	$311,915	$346,406

See accompanying notes.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Littelfuse, Inc. and its subsidiaries (the “company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheet, statements of net income and comprehensive income and cash flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the period ended June 27, 2015 are not necessarily indicative of the results that may be expected for the year ending January 2, 2016. For further information, refer to the company’s consolidated financial statements and the notes thereto incorporated by reference in the company’s Annual Report on Form 10-K for the year ended December 27, 2014. The company evaluated subsequent events through the date of its financial statements when filed with the Securities and Exchange Commission (“SEC”).

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

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

3. Inventories

The components of inventories at June 27, 2015 and December 27, 2014 are as follows (in thousands):

	June 27, 2015	December 27, 2014
Raw material	$33,193	$29,756
Work in process	16,404	15,164
Finished goods	48,138	52,471
Total inventories	$97,735	$97,391

4. Other Investments

The company’s other investments represent shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company. The Polytronics investment was acquired as part of the Heinrich Companies acquisition in 2004. The fair value of the Polytronics investment was €12.9million (approximately $14.5 million) at June 27, 2015 and €9.9 million (approximately $12.1 million) at December 27, 2014. Included in 2015 other comprehensive income is an unrealized gain of $3.4 million, due to the increase in fair market value of the Polytronics investment. The remaining movement was due to the impact of changes in exchange rates.

5. Debt

The carrying amounts of debt at June 27, 2015 and December 27, 2014 are as follows (in thousands):

	June 27, 2015	December 27, 2014
Term loan	$91,250	$93,750
Revolving credit facility	73,500	83,500
Entrusted loan	14,493	17,908
Total debt	179,243	195,158
Less: Current maturities	82,250	88,500
Total long-term debt	$96,993	$106,658

The company currently has a credit agreement with J.P Morgan Securities LLC for up to $375.0 million which consists of an unsecured revolving credit facility of $275.0 million and an unsecured term loan of $100.0 million. The credit agreement, effective May 31, 2013, is for a five year period. The company incurred debt issuance costs of $0.1 million which will be amortized over the life of the existing credit agreement. As of June 27, 2015, the company had available $200.9 million of borrowing capacity under the revolving credit agreement at an interest rate of LIBOR plus 1.0% (1.19% as of June 27, 2015). At June 27, 2015, the company was in compliance with all covenants under the revolving credit facility.

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

There were no changes during the six months ended June 27, 2015 to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of June 27, 2015 and December 27, 2014 the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of June 27, 2015 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$14,503	$—	$—	$14,503
Total	$14,503	$—	$—	$14,503

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

The company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximate their fair values. The company’s debt fair value approximates book value at June 27, 2015 and December 27, 2014, respectively, as the variable interest rates fluctuate along with market interest rates.

7. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods ended June 27, 2015 and June 28, 2014 (in thousands except per share amounts).

	For the Three Months Ended		For the Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Net income	$28.684	$24,578	$48,679	$49,967

Average shares outstanding - Basic	22,691	22,579	22,645	22,536

Net effect of dilutive stock options and restricted share units	144	171	165	202

Average shares - Diluted	22,835	22,750	22,810	22,738

Net income per share:
Basic	$1.26	$1.09	$2.15	$2.22
Diluted	$1.26	$1.08	$2.13	$2.20

Potential shares of common stock relating to stock options excluded from the earnings per share calculation because their effect would be anti-dilutive were113,878 and 46,190 for the three months ended June 27, 2015 and June 28, 2014 and 90,875 and 22,708 for the six months ended June 27, 2015 and June 28, 2014, respectively.

8. Income Taxes

The effective tax rate for the second quarter of 2015 was 23.9% compared to an effective tax rate of 22.1% in the second quarter of 2014. The effective tax rate for the six months ended June 27, 2015 was 24.1% as compared to an effective tax rate of 23.6% for the six months ended June 28, 2014. The effective tax rates for both the second quarter and six month periods of 2015 and 2014 are lower than the U.S. statutory tax rate primarily due to the result of more income earned in low tax jurisdictions.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

8. Income Taxes, continued

The company has restructured the legal ownership of its Mexican manufacturing operations as of June 28, 2015. Although the transaction was completed in the third quarter, the company considered the impact on the effective tax rate for the second quarter and determined such impact was not material.

9. Pensions

The components of net periodic benefit cost for the three and six months ended June 27, 2015, compared with the three and six months ended June 28, 2014, were (in thousands):

	U.S. Pension Benefits				Foreign Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Service cost	$250	$150	$500	$300	$315	$311	$630	$622
Interest cost	1,031	971	2,062	1,942	513	592	1,026	1,183
Expected return on plan assets	(916)	(1,411)	(1,832)	(2,822)	(601)	(573)	(1,201)	(1,146)
Amortization of net loss	290	137	580	274	62	47	123	95

Total cost (credit) of the plan	655	(153)	1,310	(306)	289	377	578	754
Expected plan participants’ contribution	-	-	-	-	-	-	-	-

Net periodic benefit cost (credit)	$655	$(153)	$1,310	$(306)	$289	$377	$578	$754

The expected rate of return assumption on domestic pension assets is 3.90% and 6.75% in 2015 and 2014, respectively. The expected return on foreign pension assets is 5.39% and 5.14% in 2015 and 2014, respectively.

Plan Termination

The company received approval from the IRS on April 14, 2015 on its Application for Determination for Terminating Plan to terminate the U.S. defined benefit pension plan, the Littelfuse Inc. Retirement Plan, effective July 30, 2014. The current liability balance of $11.8 million at June 27, 2015, represents the projected cost to settle the plan’s liability in conjunction with the upcoming plan termination. Settlement is expected to occur during the third quarter of 2015.

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

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

10. Business Unit Segment Information, continued

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM is the company’s President and Chief Executive Officer (“CEO”)

Business unit segment information for the three and six months ended June 27, 2015 and June 28, 2014 are summarized as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales
Electronics	$105,553	$109,947	$204,933	$205,972
Automotive	85,918	82,042	169,989	164,444
Electrical	30,550	28,919	57,412	57,351
Total net sales	$222,021	$220,908	$432,334	$427,767

Depreciation and amortization
Electronics	$5,775	$5,530	$11,573	$10,900
Automotive	3,303	3,646	6,639	7,174
Electrical	1,295	1,414	2,579	2,682
Total depreciation and amortization	$10,373	$10,590	$20,791	$20,756

Operating income (loss)
Electronics	$22,167	$25,634	$40,832	$45,005
Automotive	12,699	11,049	23,870	22,931
Electrical	4,709	571	7,439	4,317
Other(1)	(3,404)	(3,535)	(6,422)	(4,944)
Total operating income	36,171	33,719	65,719	67,309
Interest expense	948	1,228	2,099	2,444
Foreign exchange (gain) loss	(1,292)	2,375	1,825	2,123
Other (income) expense, net	(1,202)	(1,446)	(2,328)	(2,632)
Income before income taxes	$37,717	$31,562	$64,123	$65,374

(1) For the three months ended June 27, 2015, “Other” consists of restructuring costs ($2.5 million), acquisition expenses ($0.2 million) and pension wind-up costs ($0.7 million). For the six months ended June 27, 2015, “Other” consist of restructuring costs ($4.8 million), acquisition expenses ($0.3 million) and pension wind-up costs ($1.3 million).

The company’s significant net sales by country for the three and six months ended June 27, 2015 and June 28, 2014 are summarized as follows (in thousands):

	For the Three Months Ended(a)		For the Six Months Ended(a)
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

United States	$89,608	$80,492	$172,981	$152,366
China	49,920	39,987	94,349	77,200
Other countries	82,493	100,429	165,004	198,201
Total	$222,021	$220,908	$432,334	$427,767

(a) Sales by country represent sales to customer or distributor locations.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

10. Business Unit Segment Information, continued

The company’s significant long-lived assets and additions to long-lived assets by country as of June 27, 2015 and December 27, 2014 are summarized as follows (in thousands):

	Long-lived assets(b)
	June 27, 2015	December 27, 2014

United States	$34,129	$34,179
Mexico	46,052	47,936
China	40,416	40,981
Other countries	45,782	35,544
Total	$166,379	$158,640

(b) Long-lived assets consists of net property, plant and equipment.

The company’s additions to long-lived assets for the six months ended June 27, 2015 and June 28, 2014 are summarized as follows (in thousands):

	Additions to long-lived assets
	June 27, 2015	June 28, 2014

United States	$6,615	$3,309
Mexico	4,190	4,694
China	4,080	2,506
Other countries	11,503	2,623
Total	$26,388	$13,132

11. Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table sets forth the changes in the components of AOCI by component (in thousands):

AOCI component	Balance at December 27, 2014	Other comprehensive income (loss) activity	Reclassification adjustment for expense included in net income	Balance at June 27, 2015

Pension liability adjustment(a)	$(29,615)	$(124)	$1,971	$(27,768)
Unrealized gain on investments(b)	10,791	3,336	—	14,127
Foreign currency translation adjustment	(2,302)	(10,153)	—	(12,455)
AOCI (loss) income	$(21,126)	$(6,941)	$1,971	$(26,096)

(a) Balances are net of tax of $12,055 and $12,857 for 2015 and 2014, respectively.

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

Electronics Segment

The Electronics segment sells passive and semiconductor components and modules as well as sensors primarily into the global consumer electronics, general industrial and telecommunications markets. The core electronics markets are characterized by significant Asia competition and price erosion. As a result, the company is focusing additional efforts on higher growth, less price sensitive niche markets (such as LED lighting) and higher-power industrial applications.

Automotive Segment

The Automotive segment is comprised of passenger vehicle circuit protection, commercial vehicle products and sensors for vehicle applications. The primary growth drivers for these businesses are increasing global demand for passenger and commercial vehicles and increasing content per vehicle for both circuit protection and sensing products. The move away from internal combustion engines to hybrid and electric drive systems that require more circuit protection is expected to be an additional growth driver.

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

The following table is a summary of the company’s net sales by business unit and geography:

Net Sales by Business Unit and Geography (in thousands, unaudited)

	Second Quarter			Year-to-Date
	2015	2014	% Change	2015	2014	% Change
Business Unit
Electronics	$105,553	$109,947	(4%)	$204,933	$205,972	(1%)
Automotive	85,918	82,042	5%	169,989	164,444	3%
Electrical	30,550	28,919	6%	57,412	57,351	0%

Total	$222,021	$220,908	1%	$432,334	$427,767	1%

Geography(a)
Americas	$103,033	$95,874	7%	$200,087	$185,025	8%
Europe	39,125	44,296	(12%)	78,093	88,223	(11%)
Asia-Pacific	79,863	80,738	(1%)	154,154	154,519	(0%)

Total	$222,021	$220,908	1%	$432,334	$427,767	1%

(a) Sales by geography represent sales to customer or distributor locations.

Results of Operations – Second Quarter, 2015 compared to 2014

The following table summarizes the company’s consolidated results of operations for the periods presented. During the second quarter of 2015, there was approximately $3.4 million of special charges ($6.4 million year-to-date) consisting of $0.9 million ($1.9 million year-to-date) related to the company’s transfer of its reed sensor manufacturing from the U.S. to the Philippines, $1.7 million ($2.9 million year-to-date) related to internal legal restructuring, $0.2 million ($0.3 million year-to-date) related to acquisition costs and $0.7 million ($1.3 million year-to-date) of expense related to the planned termination of the U.S. pension as described in Note 9.

(In thousands, unaudited)	Second Quarter			Year-to-Date
	2015	2014	% Change	2015	2014	% Change
Sales	$222,021	$220,908	1%	$432,334	$427,767	1%
Gross Profit	85,281	82,995	3%	161,611	161,489	0%
Operating expense	49,110	49,276	(0%)	95,892	94,180	2%
Operating income	36,171	33,719	7%	65,719	67,309	(2%)
Other (income) expense, net	(1,202)	(1,446)	(17%)	(2,328)	(2,632)	(12%)
Income before income taxes	37,717	31,562	20%	64,123	65,374	(2%)
Net income	$28,684	$24,578	17%	$48,679	$49,967	(3%)

Net sales increased $1.1 million or 1% to $222.0 million in the second quarter of 2015 compared to $220.9 million in the second quarter of 2014 due primarily to growth in automotive and electrical sales, offset by lower electronics sales. The company also experienced $11.3 million in unfavorable foreign currency effects in the second quarter of 2015 as compared to the second quarter of 2014. The unfavorable foreign currency impact primarily resulted from sales denominated in the euro. Excluding currency effects, net sales increased $12.4 million or 6% year-over-year.

Electronics sales decreased $4.4 million or 4% to $105.6 million in the second quarter of 2015 compared to $109.9 million in the second quarter of 2014 due primarily to lower sales of semiconductor and sensor products. The electronics segment experienced $3.6 million in unfavorable currency effects in the second quarter of 2015 primarily from sales denominated in euros. Excluding currency effects, net sales decreased $0.8 million or 1% year-over-year.

Automotive sales increased $3.9 million or 5% to $85.9 million in the second quarter of 2015 compared to $82.0 million in the second quarter of 2014 due to strong growth for sensors and commercial vehicle products partially offset by lower fuse sales. The automotive segment experienced $6.6 million in unfavorable currency effects in the second quarter of 2015 primarily due to sales denominated in euros. Excluding currency effects, net sales increased $10.5 million or 13% year-over-year.

Electrical sales increased $1.6 million or 6% to $30.6 million in the second quarter of 2015 compared to $28.9 million in the second quarter of 2014 as higher fuse and custom sales were offset by weaker relay sales. The electrical segment experienced $1.0 million in unfavorable currency effects in the second quarter of 2015 primarily from sales denominated in Canadian dollars and the euro. Excluding currency effects, net sales increased $2.6 million or 9% year-over-year.

On a geographic basis, sales in the Americas increased $7.2 million or 7% to $103.0 million in the second quarter of 2015 compared to $95.9 million in the second quarter of 2014 due primarily to strong growth in auto and electrical sales offset by $0.6 million in unfavorable currency effects from sales denominated in Canadian dollars. Excluding currency effects, the Americas sales increased $7.8 million or 8%.

Europe sales decreased $5.2 million or 12% to $39.1 million in the second quarter of 2015 compared to $44.3 million in the second quarter of 2014 mainly due to $10.3 million in unfavorable currency effects reflecting a decline in the euro during the current year quarter. Excluding currency effects, Europe sales increased $5.2 million or 12% reflecting strong demand for automotive products.

Asia-Pacific sales decreased $0.9 million or 1% to $79.9 million in the second quarter of 2015 compared to $80.7 million in the second quarter of 2014 due to a decline in electronics and electrical products and $0.3 million in unfavorable currency effects offset by strong demand for automotive products. Excluding currency effects, Asia-Pacific sales increased $0.6 million or 1% year-over-year.

Gross profit was $85.3 million or 38% of net sales for the second quarter of 2015 compared to $83.0 million or 38% of net sales in the same quarter last year. Gross profit for the second quarter of 2015 included $0.9 million of charges related to the transfer of the company’s reed switch production from the U.S. and China to the Philippines. Gross profit for the second quarter of 2014 included a $1.4 million non-cash charge to cost of goods sold for inventory that was stepped up to fair value as a result of the SymCom acquisition and $2.0 million in severance charges resulting from restructuring at the Hamlin-Mexico plant. Excluding the impact of these charges, gross profit was 39% of net sales for both the second quarter of 2015 and 2014.

Total operating expense was $49.1 million or 22% of net sales for the second quarter of 2015 compared to $49.3 million or 22% of net sales for the same quarter in 2014. The slight decrease in operating expenses primarily reflects lower research and development costs offset by higher internal legal restructuring costs and costs related to the wind-up of the U.S. pension plan.

Operating income for the second quarter of 2015 was approximately $36.2 million compared to operating income of $33.7 million for the same quarter in 2014 primarily as a result of higher sales and slightly lower operating expenses as described above.

Interest expense was $0.9 million in the second quarter of 2015 and $1.2 million in the second quarter of 2014 and reflects interest incurred for borrowing on the company’s credit agreement.

Foreign exchange loss (gain), reflecting net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide, was approximately $1.3 million of income for the second quarter of 2015 as compared to $2.4 million of expense for the second quarter of 2014 and primarily reflects fluctuations in the euro and Philippine peso against the U.S. dollar.

Other (income) expense, net, consisting of interest income, royalties and non-operating income items was approximately $1.2 million of income for second quarter of 2015 and $1.5 million of income for the second quarter of 2014.

Income before income taxes was $37.7 million for the second quarter of 2015 compared to $31.6 million for the second quarter of 2014. Income tax expense was $9.0 million with an effective tax rate of 23.9% for the second quarter of 2015 compared to income tax expense of $7.0 million with an effective tax rate of 22.1% in the second quarter of 2014. The effective tax rates for both the second quarter of 2015 and 2014 are lower than the U.S. statutory tax rate primarily due to more income earned in low tax jurisdictions.

Net income for the second quarter of 2015 was $28.7 million or $1.26 per diluted share compared to net income of $24.6 million or $1.08 per diluted share for the same quarter of 2014.

Results of Operations – Six months, 2015 compared to 2014

Net sales increased $4.6 million or 1% to $432.3 million for the first six months of 2015 compared to $427.8 million in the first six months of 2014 due primarily to strong growth in automotive products, partially offset by lower electronics sales. The company also experienced $21.2 million in unfavorable foreign currency effects in the first six months of 2015 as compared to 2014 primarily resulting from sales denominated in the euro. Excluding currency effects, net sales increased $25.7 million or 6% year-over-year.

Electronics sales decreased $1.0 million or 1% to $204.9 million for the first six months of 2015 compared to $206.0 million in the first six months of 2014 due primarily to negative currency effects offset by strong growth for fuse products. The electronics segment experienced $6.6 million in unfavorable currency effects in the first six months of 2015 primarily from sales denominated in euro. Excluding currency effects, net sales increased $5.5 million or 3% year-over-year.

Automotive sales increased $5.5 million or 3% to $170.0 million in the first six months of 2015 compared to $164.4 million in the first six months of 2014 due to strong growth for sensors and commercial vehicle products offset by lower fuse sales. The automotive segment experienced $12.5 million in unfavorable currency effects in the first six months of 2015 primarily due to sales denominated in euros. Excluding currency effects, net sales increased $18.1 million or 11% year-over-year.

Electrical sales, before currency effects, were flat year-over year at $57.4 million in the first six months of 2015 compared to $57.4 million in the first six months of 2014 as higher custom and fuse sales were offset by weaker relay sales. The electrical segment experienced $2.1 million in unfavorable currency effects in the first six months of 2015 primarily from sales denominated in Canadian dollars and the euro. Excluding currency effects, net sales increased $2.1 million or 4% year-over-year.

On a geographic basis, sales in the Americas increased $15.1 million or 8% to $200.1 million in the first six months of 2015 compared to $185.0 million in the first six months of 2014 due primarily to strong growth in auto and electronics sales offset by $1.3 million in unfavorable currency effects from sales denominated in Canadian dollars. Excluding currency effects, the Americas sales increased $16.4 million or 9%.

Europe sales decreased $10.1 million or 11% to $78.1 million in the first six months of 2015 compared to $88.2 million in the first six months of 2014 mainly due to $19.2 million in unfavorable currency effects reflecting a decline in the euro during the first six months. Excluding currency effects, Europe sales increased $9.1 million or 10% reflecting strong demand for automotive products.

Asia-Pacific sales decreased $0.4 million or less than 1% to $154.2 million in the first six months of 2015 compared to $154.5 million in the first six months of 2014 due primarily to strong demand for automotive products offset by lower electronics sales and unfavorable currency effects of $0.6 million. Excluding currency effects, Asia-Pacific sales increased $0.3 million or less than 1% year-over-year.

Gross profit was $161.6 million or 37% of net sales for the first six months of 2015 compared to $161.5 million or 38% of net sales for the first six months of 2014. Gross profit for the first six months of 2015 included $1.9 million of charges related to the transfer of the company’s reed switch production from the U.S. and China to the Philippines. Gross profit for the first six months of 2014 included a $2.8 million non-cash charge to cost of goods sold for inventory that was stepped up to fair value as a result of the SymCom acquisition and $2.0 million in severance charges resulting from restructuring at the Hamlin-Mexico plant. Excluding the impact of these charges, gross profit was 38% of net sales for the first six months of 2015 as compared to 39% for the first six months of 2014. The decrease in gross profit margin compared to the prior year was primarily attributable to foreign exchange losses primarily due to the decline in the euro.

Total operating expense was $95.9 million or 22% of net sales for the first six months of 2015 compared to $94.2 million or 22% of net sales for the first six months of 2014. The increase in operating expenses primarily reflects higher wage and benefit costs, internal legal restructuring costs and costs related to the wind-up of the U.S. pension plan offset by lower amortization of intangibles and research and development costs

Operating income for the first six months of 2015 was approximately $65.7 million compared to operating income of $67.3 million for the first six months of 2014, primarily as a result of the negative impact of foreign exchange on sales and gross profit as discussed above.

Interest expense was $2.1 million for the first six months of 2015 compared to $2.4 million for the first six months of 2014 and reflects interest for borrowing on the company’s credit agreement.

Foreign exchange loss (gain), reflecting net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide, was approximately $1.8 million of expense for the first six months of 2015 compared to $2.1 million of expense for the first six months of 2014 and primarily reflects fluctuations in the euro and Philippine peso against the U.S. dollar.

Other (income) expense, net, consisting of interest income, royalties and non-operating income items was approximately $2.3 million of income for the first six months of 2015 compared to $2.6 million of income for the first six months of 2014.

Income before income taxes was $64.1 million for the second quarter of 2015 compared to $65.4 million for the first six months of 2014. Income tax expense was $15.4 million with an effective tax rate of 24.1% for the first six months of 2015 compared to income tax expense of $15.4 million with an effective tax rate of 23.6% in the first six months of 2014. The effective tax rates for both 2015 and 2014 are lower than the U.S. statutory tax rate primarily due to more income earned in low tax jurisdictions.

Net income for the first six months of 2015 was $48.7 million or $2.13 per diluted share compared to net income of $50.0 million or $2.20 per diluted share for the same period of 2014.

Liquidity and Capital Resources

As of June 27, 2015, $302.1 million of the $311.9 million of the company’s cash and cash equivalents was held by foreign subsidiaries. Of the $302.1 million held by foreign subsidiaries, approximately $17.7 million could be repatriated with minimal tax consequences. The company expects to maintain its foreign cash balances (other than the aforementioned $17.7 million) for local operating requirements, to provide funds for future capital expenditures and for potential acquisitions. The company does not expect to repatriate these funds to the U.S.

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

On January 30, 2014, the company increased the unsecured revolving credit facility by $50.0 million thereby increasing the total revolver borrowing capacity from $225.0 million to $275.0 million. At June 27, 2015, the company had available $200.9 million of borrowing capacity under the revolving credit agreement at an interest rate of LIBOR plus 1.0% (1.19% as of June 27, 2015).

This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At June 27, 2015, the company was in compliance with all covenants under the revolving credit facility.

The company also had $0.6 million outstanding in letters of credit at June 27, 2015. No amounts were drawn under these letters of credit at June 27, 2015.

Entrusted Loan

During the fourth quarter of 2014, the company entered into an entrusted loan arrangement (“Entrusted Loan”) of RMB 110.0 million (approximately $17.9 million) between two of its China legal entities, Littelfuse Semiconductor (Wuxi) Company (the “Lender”) and Suzhou Littelfuse OVS Ltd. (the “Borrower”), utilizing Bank of America, N.A., Shanghai Branch as agent. Direct borrowing and lending between two commonly owned commercial entities is strictly forbidden under China’s regulations requiring the use of a third party agent to enable loans between Chinese legal entities. As a result, the Entrusted Loan is reflected as both a long-term asset and long-term debt on the company’s Consolidated Balance Sheets and is reflected in the investing and financing activities in its Consolidated Statements of Cash Flows. Interest expense and interest income will be recorded between the lender and borrower with no net impact on the company’s Consolidated Statements of Net Income since the amounts will be offsetting. The loan interest rate per annum is 5.25%. The Entrusted Loan is used to finance the operation and working capital needs of the borrower and matures in November 2019. The balance of the Entrusted Loan was RMB 88.5 million (approximately $14.5 million) at June 27, 2015.

Cash Flow

The company started 2015 with $297.6 million of cash and cash equivalents. Net cash provided by operating activities was approximately $62.0 million for the first six months of 2015 reflecting $48.7 million in net income and $25.4 million in non-cash adjustments (primarily $20.8 million in depreciation and amortization) offset by $12.1 million in net changes to various operating assets and liabilities.

Changes in operating assets and liabilities for the first six months of 2015 (including short-term and long-term items) that impacted cash flows negatively consisted of increases in accounts receivable ($21.3 million) and inventory ($1.2 million), and decreases in accrued payroll and severance ($3.7 million) and accrued and deferred taxes ($3.0 million). The increase in accounts receivable was due to increased sales in the first six months of 2015. The decrease in accrued payroll and severance was due primarily to payouts for the 2014 management incentive plan which occurred in the first quarter. Other changes having a positive impact on cash flows were increases in prepaid and other assets ($2.4 million), accounts payable ($3.4 million) and accrued expenses ($11.1 million).

Net cash used in investing activities was approximately $22.8 million for the first six months of 2015 and represented capital spending ($26.4 million) offset by a reduction in the entrusted loan receivable ($3.5 million) (see Note 5) .

Net cash used in financing activities was approximately $19.6 million and included $12.5 million in net payments on borrowings from the company’s credit agreement, $3.5 million in payments on the entrusted loan (see Note 5) and dividends paid of $11.3 million offset by $7.7 million from the exercise of stock options including tax benefits. The effects of exchange rate changes decreased cash and cash equivalents by approximately $5.2 million. The net cash provided by operating activities combined with the effects of exchange rate changes less net cash used in investing and financing activities resulted in a $14.3 million increase in cash, which left the company with a cash and cash equivalents balance of $311.9 million at June 27, 2015.

The ratio of current assets to current liabilities was 3.0 at the end of the second quarter of 2015 compared to 2.8 at year-end 2014 and 2.2 at the end of the second quarter of 2014. Days sales outstanding in accounts receivable was approximately 62 days at the end of the second quarter of 2015 compared to 60 days at the end of the second quarter of 2014 and 60 days at year-end 2014. Days inventory outstanding was approximately 65 days at the end of the second quarter of 2015 compared to 68 days at the year-end 2014 and 64 days at end of the second quarter of 2014.

Outlook

Sales are expected to be flat sequentially in the third quarter of 2015 due to expected less-than-normal seasonal strength for electronics while the electrical business continues to improve and automotive trends remain solid despite slowing growth in global car production. The mining sector is expected to remain weak at least through the remainder of this year. Foreign currency effects are expected to remain volatile. The company issued the following guidance for the third quarter of 2015:

●

Sales for the third quarter of 2015 are expected to be in the range of $211 to $221 million. At the midpoint, this is flat with the prior year quarter or approximately 4% growth on a constant currency basis.

●

The full year effective tax rate is expected to be approximately 23.5%, although this assumes that Congress approves the R&D credit and the “look-through” provision for 2015 as it did in 2014. Until such time, the rate is expected to be about 50 basis points higher.

●	Earnings for the third quarter of 2015 are expected to be in the range of $1.24 to $1.36 per diluted share. This includes negative currency effects of approximately $0.10 compared to the prior year.
●

Although capital expenditures through the first six months of the year are $26.4 million, it is expected that spending will slow down in the second half resulting in full year capital expenditures of approximately $40 to $45 million.

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

Interest Rates

The company had $164.8 million in debt outstanding at June 27, 2015 related to the unsecured revolving credit facility and term loan. While 100% of this debt has variable interest rates, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are insignificant relative to earnings.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in the U.S., Mexico, Canada, Denmark, China, Lithuania and the Philippines. During the first six months of 2015, sales to customers outside the U.S. were approximately 60% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese renminbi or Taiwanese dollars.

The company’s foreign exchange exposures result primarily from sale of products in foreign currencies, foreign currency denominated purchases, intercompany loans, employee-related and other costs of running operations in foreign countries and translation of balance sheet accounts denominated in foreign currencies. The company’s most significant long exposure is to the euro, with lesser long exposures to the Canadian dollar, Chinese renminbi and Korean won. The company’s most significant short exposures are to the Chinese renminbi, Mexican peso and Philippine peso. Changes in foreign exchange rates could affect the company’s sales, costs, balance sheet values and earnings. The company uses netting and offsetting intercompany account management techniques to reduce known foreign currency exposures where possible. From time to time, the company has utilized derivative instruments to hedge certain foreign currency exposures.

Commodity Prices

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper, zinc, silver and gold where at current prices and volumes, a 10% price change would affect annual pre-tax profit by approximately $1.8 million for copper, $0.8 million for zinc, $0.7 million for silver and $0.3 million for gold. From time to time, the company has utilized derivative instruments to hedge certain commodity exposures.

Item 4. Controls and Procedures.

As of June 27, 2015, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the company and its consolidated subsidiaries has been made known to them by the employees of the company and its consolidated subsidiaries during the period preceding the filing of this Quarterly Report on Form 10-Q and that such information is accurately recorded, processed, summarized and reported within the time periods specified in SEC rules. There were no significant changes in the company’s internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the company’s internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the company’s Chief Executive Officer and Chief Financial Officer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2015 to April 30, 2016. The company did not repurchase any shares of its common stock during the first six months of fiscal 2015 and 1,000,000 shares may yet be purchased under the previous authorization as of June 27, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1

Amendment No. 3, dated as of May 4, 2015, to Credit Agreement, dated as of May 30, 2013, by and among Littelfuse, Inc., as borrower, JPMorgan Chase Bank, N.A. as Agent, and each of the banks, financial institutions listed on the respective signature pages thereof.

10.2	Form of Restricted Stock Unit Award Agreement (Executive) under the Littelfuse, Inc. Long-Term Incentive Plan.

10.3	Form of Restricted Stock Unit Award Agreement (Tier II Management) under the Littelfuse, Inc. Long-Term Incentive Plan.

31.1	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 27, 2015, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

Date: July 31, 2015	By	/s/ Philip G. Franklin
Philip G. Franklin
Executive Vice President and
Chief Financial Officer
(As duly authorized officer and as the principal financial and accounting officer)