Form 10-Q
period 2015-09-26
LITTELFUSE INC /DE
filed 2015-10-30
CIK 889331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-20388

LITTELFUSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8755 W. Higgins Road, Suite 500
Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

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

As of October 23, 2015, 22,299,062 shares of common stock, $.01 par value, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LITTELFUSE, INC.

Condensed Consolidated Balance Sheets

(In thousands of USD, except share amounts)

	September 26, 2015	December 27, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$336,640	$297,571
Short-term investments	3,958	4,302
Accounts receivable, less allowances	145,655	135,356
Inventories	99,203	97,391
Deferred income taxes	14,139	17,481
Prepaid expenses and other current assets	14,179	13,904
Assets held for sale	—	5,500
Total current assets	613,774	571,505
Property, plant and equipment:
Land	5,292	5,697
Buildings	69,420	64,609
Equipment	378,716	370,179
	453,428	440,485
Accumulated depreciation	(290,663)	(281,845)
Net property, plant and equipment	162,765	158,640
Intangible assets, net of amortization:
Patents, licenses and software	20,180	23,640
Distribution network	17,175	19,428
Customer lists, trademarks and tradenames	55,366	60,605
Goodwill	190,016	196,256
Other investments	11,196	12,056
Deferred income taxes	5,189	5,393
Other assets	16,216	23,303

Total assets	$1,091,877	$1,070,826

Liabilities and Equity
Current liabilities:
Accounts payable	$53,308	$50,793
Accrued payroll	31,281	30,511
Accrued expenses	20,641	13,059
Accrued severance	2,619	790
Accrued income taxes	6,738	9,045
Current portion of accrued post-retirement benefits	—	11,768
Current portion of long-term debt	117,500	88,500
Total current liabilities	232,087	204,466
Long-term debt, less current portion	91,517	106,658
Deferred income taxes	18,565	11,076
Accrued post-retirement benefits	5,025	5,147
Other long-term liabilities	10,943	15,814
Total equity	733,740	727,665

Total liabilities and equity	$1,091,877	$1,070,826

Common shares issued and outstanding of 22,379,901 and 22,585,529, at September 26, 2015, and December 27, 2014, respectively.

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Net Income

(In thousands of USD, except per share amounts, unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Net sales	$215,510	$217,608	$647,844	$645,375

Cost of sales	129,328	130,228	400,051	396,506

Gross profit	86,182	87,380	247,793	248,869

Selling, general and administrative expenses	37,002	36,647	112,119	109,146
Research and development expenses	7,479	7,449	22,224	22,833
Pension settlement expense	30,194	—	30,194	—
Amortization of intangibles	2,923	3,154	8,953	9,451
	77,598	47,250	173,490	141,430

Operating income	8,584	40,130	74,303	107,439

Interest expense	922	1,292	3,021	3,736
Foreign exchange (gain) loss	(3,549)	(101)	(1,724)	2,022
Other (income) expense, net	(1,430)	(2,261)	(3,758)	(4,893)

Income before income taxes	12,641	41,200	76,764	106,574

Income taxes	1,317	11,260	16,761	26,667

Net income	$11,324	$29,940	$60,003	$79,907

Net income per share (see Note 7):
Basic	$.50	$1.33	$2.65	$3.55
Diluted	$.50	$1.32	$2.64	$3.52

Weighted average shares and equivalent shares outstanding:
Basic	22,581	22,536	22,623	22,536
Diluted	22,693	22,689	22,771	22,722

Cash dividends paid per common share	$0.29	$0.25	$0.79	$0.69

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Comprehensive Income

(In thousands of USD, unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Net income	$11,324	$29,940	$60,003	$79,907
Other comprehensive income (loss):
Pension liability adjustments (net of tax of $7 and $39, for the three months ended 2015 and 2014, and $49 and $178 for the nine months ended 2015 and 2014, respectively)	(16)	(63)	(140)	(243)
Reclassification adjustments to expense, (net of tax of $1,244 and $0, for the three months ended 2015 and 2014, and $746 and $0 for the nine months ended 2015 and 2014, respectively)	(514)	67	1,457	242
Reclassification of pension settlement costs to expense (net of tax of $11,742 for the three and nine months ended 2015)	21,124	—	21,124	—
Unrealized (loss) gain on investments	(3,354)	(1,773)	(18)	1,811
Foreign currency translation adjustments	(26,377)	(14,962)	(36,530)	(15,273)
Comprehensive income	$2,187	$13,209	$45,896	$66,444

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Cash Flows

(In thousands of USD, unaudited)

	For the Nine Months Ended
	September 26, 2015	September 27, 2014
Operating activities:
Net income	$60,003	$79,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,154	21,736
Amortization of intangibles	8,952	9,451
Stock-based compensation	7,997	7,168
Non-cash inventory charge	—	2,769
Excess tax benefit on share-based compensation	(1,500)	(2,477)
Net loss on pension settlement, net of tax	19,472	—
Loss on sale of assets	308	673
Changes in operating assets and liabilities:
Accounts receivable	(18,274)	(9,728)
Inventories	(4,203)	(4,118)
Accounts payable	4,216	3,024
Accrued expenses (including post-retirement)	6,577	(7,080)
Accrued payroll and severance	3,598	(1,198)
Accrued taxes	4,006	5,756
Prepaid expenses and other	277	(2,052)
Net cash provided by operating activities	113,583	103,831

Investing activities:
Acquisition of business, net of cash acquired	—	(52,768)
Purchases of property, plant, and equipment	(35,016)	(19,422)
Decrease in entrusted loan receivable	5,930	—
Proceeds from maturities of short-term investments	—	6,770
Proceeds from sale of assets	38	72
Net cash used in investing activities	(29,048)	(65,348)

FINANCING activities:
Proceeds from revolving credit facility	49,000	97,500
Payments of revolving credit facility	(25,000)	(37,000)
Payments of term loan	(3,750)	(3,750)
Payments of entrusted loan	(5,930)	—
Debt issuance costs	(42)	(108)
Cash dividends paid	(17,864)	(15,543)
Purchases of common stock	(31,252)	(14,283)
Proceeds from exercise of stock options	6,186	12,170
Excess tax benefit on share-based compensation	1,500	2,477
Net cash (used in) provided by financing activities	(27,152)	41,463

Effect of exchange rate changes on cash and cash equivalents	(18,314)	(6,862)

Increase in cash and cash equivalents	39,069	73,084
Cash and cash equivalents at beginning of period	297,571	305,192
Cash and cash equivalents at end of period	$336,640	$378,276

See accompanying notes.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Littelfuse, Inc. and its subsidiaries (the “company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheet, statements of net income and comprehensive income and cash flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the period ended September 26, 2015 are not necessarily indicative of the results that may be expected for the year ending January 2, 2016. For further information, refer to the company’s consolidated financial statements and the notes thereto incorporated by reference in the company’s Annual Report on Form 10-K for the year ended December 27, 2014. The company evaluated subsequent events through the date of its financial statements when filed with the Securities and Exchange Commission (“SEC”).

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

As required by purchase accounting rules, the company recorded a $2.8 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. During the first six months of 2014, as a portion of this inventory was sold, cost of goods sold included a $2.8 million non-cash charge for this step-up.

Pro forma financial information is not presented for the SymCom acquisition due to amounts not being materially different than actual results.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

3. Inventories

The components of inventories at September 26, 2015 and December 27, 2014 are as follows (in thousands):

	September 26, 2015	December 27, 2014
Raw material	$34,235	$29,756
Work in process	16,443	15,164
Finished goods	48,525	52,471
Total inventories	$99,203	$97,391

4. Other Investments

The company’s other investments represent shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company. The Polytronics investment was acquired as part of the Heinrich Companies acquisition in 2004. The fair value of the Polytronics investment was €10.0 million (approximately $11.2 million) at September 26, 2015 and €9.9 million (approximately $12.1 million) at December 27, 2014. Included in 2015 other comprehensive income is an unrealized loss of less than $0.1 million, due to the decrease in fair market value of the Polytronics investment. The remaining movement was due to the impact of changes in exchange rates.

5. Debt

The carrying amounts of debt at September 26, 2015 and December 27, 2014 are as follows (in thousands):

	September 26, 2015	December 27, 2014
Term loan	$90,000	$93,750
Revolving credit facility	107,500	83,500
Entrusted loan	11,517	17,908
Total debt	209,017	195,158
Less: Current maturities	117,500	88,500
Total long-term debt	$91,517	$106,658

The company currently has a credit agreement with J.P Morgan Securities LLC for up to $375.0 million which consists of an unsecured revolving credit facility of $275.0 million and an unsecured term loan of $100.0 million. The credit agreement, effective May 31, 2013, is for a five year period. The company incurred debt issuance costs of $0.1 million which will be amortized over the life of the existing credit agreement. As of September 26, 2015, the company had available $167.4 million of borrowing capacity under the revolving credit agreement at an interest rate of LIBOR plus 1.0% (1.19% as of September 26, 2015). At September 26, 2015, the company was in compliance with all covenants under the revolving credit facility.

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

There were no changes during the nine months ended September 26, 2015 to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of September 26, 2015 and December 27, 2014 the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of September 26, 2015 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$11,196	$—	$—	$11,196
Total	$11,196	$—	$—	$11,196

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

The company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values. The company’s debt fair value approximates book value at September 26, 2015 and December 27, 2014, respectively, as the variable interest rates fluctuate along with market interest rates.

7. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods ended September 26, 2015 and September 27, 2014 (in thousands except per share amounts).

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Net income	$11,324	$29,940	$60,003	$79,907

Average shares outstanding - Basic	22,581	22,536	22,623	22,536

Net effect of dilutive stock options and restricted share units	112	153	148	186

Average shares - Diluted	22,693	22,689	22,771	22,722

Net income per share:
Basic	$.50	$1.33	$2.65	$3.55
Diluted	$.50	$1.32	$2.64	$3.52

Potential shares of common stock relating to stock options excluded from the earnings per share calculation because their effect would be anti-dilutive were 144,031 and 64,520 for the three months ended September 26, 2015 and September 27, 2014, respectively, and 108,193 and 36,698 for the nine months ended September 26, 2015 and September 27, 2014, respectively.

8. Income Taxes

The effective tax rate for the third quarter of 2015 was 10.4% compared to an effective tax rate of 27.3% in the third quarter of 2014. The effective tax rate for the nine months ended September 26, 2015 was 21.8% as compared to an effective tax rate of 25.0% for the nine months ended September 27, 2014. The effective tax rates for both the third

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

8. Income taxes, continued

quarter and nine month periods of 2015 and 2014 are lower than the U.S. statutory tax rate primarily due to the result of income earned in lower tax jurisdictions and, with respect to the 2015 periods, the impact of the pension settlement partially offset by the impact from the restructuring of the legal ownership of the company’s Mexican manufacturing operations as of June 28, 2015.

The following tables set forth the components of pre-tax income/(expense) and the effective tax rates for the three and nine months ended September 26, 2015 (in thousands).

	For the Three Months ended September 26, 2015
Pre-tax income/(expense) category	Pre-tax income/(expense) amount	Income tax (expense)/benefit	Effective tax rate
Pension settlement	$(30,194)	$10,722	35.5%
Legal restructuring tax impact	—	(1,949)	—
All other income/(expense)	42,835	(10,090)	23.6%
Total consolidated	$12,641	$(1,317)	10.4%

	For the Nine Months ended September 26, 2015
Pre-tax income/(expense) category	Pre-tax income/(expense) amount	Income tax (expense)/benefit	Effective tax rate
Pension settlement	$(30,194)	$10,722	35.5%
Legal restructuring tax impact	—	(1,949)	—
All other income/(expense)	106,958	(25,534)	23.9%
Total consolidated	$76,764	$(16,761)	21.8%

9. Pensions

The components of net periodic benefit cost for the three and nine months ended September 26, 2015, compared with the three and nine months ended September 27, 2014, were (in thousands):

	U.S. Pension Benefits				Foreign Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Service cost	$250	$150	$750	$450	$314	$311	$944	$933
Interest cost	1,032	971	3,094	2,913	512	591	1,538	1,774
Expected return on plan assets	(917)	(1,412)	(2,749)	(4,234)	(599)	(572)	(1,800)	(1,718)
Amortization of net loss	290	137	870	411	62	47	185	142
Total cost (credit) of the plan	655	(154)	1,965	(460)	289	377	867	1,131
Expected plan participants’ contribution	-	-	-	-	-	-	-	-
Net periodic benefit cost (credit)	655	(154)	1,965	(460)	289	377	867	1,131
Settlement charge	30,194	-	30,194	-	-	-	-	-
Total pension cost (credit)	$30,849	$(154)	$32,159	$(460)	$289	$377	$867	$1,131

The expected rate of return assumption on domestic pension assets is 3.90% and 6.75% in 2015 and 2014, respectively. The expected return on foreign pension assets is 5.39% and 5.14% in 2015 and 2014, respectively.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

9. Pensions, continued

U.S. Defined Benefit Pension Plan Termination

The company received approval from the IRS on April 14, 2015 on its Application for Determination for Terminating Plan to terminate the U.S. defined benefit pension plan, the Littelfuse Inc. Retirement Plan, effective July 30, 2014. All plan liabilities were settled (either via lump sum payout or purchase of a group annuity contract) in the third quarter of 2015. A cash contribution of $9.1 million was made by the company to the U.S. defined benefit pension plan’s trust in the third quarter of 2015 to fully fund the plan on a buyout basis. The settlement of the plan’s liabilities resulted in a pre-tax settlement charge of $30.2 million in the third quarter of 2015.

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

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

10. Business Unit Segment Information, continued

Business unit segment information for the three and nine months ended September 26, 2014 and September 27, 2014 are summarized as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales
Electronics	$102,616	$107,754	$307,549	$313,726
Automotive	81,475	80,639	251,464	245,083
Electrical	31,419	29,215	88,831	86,566
Total net sales	$215,510	$217,608	$647,844	$645,375

Depreciation and amortization
Electronics	$5,811	$5,582	$17,384	$16,482
Automotive	3,244	3,435	9,883	10,609
Electrical	1,260	1,414	3,839	4,096
Total depreciation and amortization	$10,315	$10,431	$31,106	$31,187

Operating income (loss)
Electronics	$20,923	$25,800	$61,755	$70,805
Automotive	15,253	12,227	39,123	35,158
Electrical	5,781	3,224	13,220	7,541
Other(1)	(33,373)	(1,121)	(39,795)	(6,065)
Total operating income	8,584	40,130	74,303	107,439
Interest expense	922	1,292	3,021	3,736
Foreign exchange (gain) loss	(3,549)	(101)	(1,724)	2,022
Other (income) expense, net	(1,430)	(2,261)	(3,758)	(4,893)
Income before income taxes	$12,641	$41,200	$76,764	$106,574

(1) For the three months ended September 26, 2015, “Other” consists of restructuring costs ($2.1 million), acquisition expenses ($0.3 million), pension settlement and wind-up costs ($30.9 million), and other ($0.1 million). For the nine months ended September 26, 2015, “Other” consist of restructuring costs ($6.8 million), acquisition expenses ($0.7 million), pension settlement and wind-up costs ($32.2 million) and other ($0.1 million).

The company’s significant net sales by country for the three and nine months ended September 26, 2015 and September 27, 2014 are summarized as follows (in thousands):

	For the Three Months Ended(a)		For the Nine Months Ended(a)
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

United States	$85,049	$85,326	$258,030	$243,979
China	49,345	45,905	143,694	134,166
Other countries	81,116	86,377	246,120	267,230
Total	$215,510	$217,608	$647,844	$645,375

(a) Sales by country represent sales to customer or distributor locations.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

10. Business Unit Segment Information, continued

The company’s significant long-lived assets and additions to long-lived assets by country as of September 26, 2015 and December 27, 2014 are summarized as follows (in thousands):

	Long-lived assets(b)
	September 26, 2015	December 27, 2014

United States	$27,250	$34,179
Mexico	13,613	47,936
China	37,900	40,981
Other countries	84,002	35,544
Total	$162,765	$158,640

(b) Long-lived assets consists of net property, plant and equipment.

The company’s additions to long-lived assets for the nine months ended September 26, 2015 and September 27, 2014 are summarized as follows (in thousands):

	Additions to long-lived assets
	September 26, 2015	September 27, 2014

United States	$8,367	$5,215
Mexico	6,518	5,784
China	5,159	3,461
Other countries	15,082	4,962
Total	$35,126	$19,422

11. Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table sets forth the changes in the components of AOCI by component (in thousands):

AOCI component	Balance at December 27, 2014	Other comprehensive income (loss) activity	Reclassification adjustment for expense included in net income	Reclassification adjustment for pension settlement expense included in net income	Balance at September 27, 2015

Pension liability adjustment(a)	$(29,615)	$(140)	$1,457	$21,124	$(7,174)
Unrealized gain (loss) on investments(b)	10,791	(18)	—	—	10,773
Foreign currency translation adjustment	(2,302)	(36,530)	—	—	(38,832)
AOCI (loss) income	$(21,126)	$(36,688)	$1,457	$21,124	$(35,233)

(a) Balances are net of tax of $3,115 and $12,587 for 2015 and 2014, respectively.

(b) Balances are net of tax of $0 and $0 for 2015 and 2014, respectively.

12. Subsequent Event

On October 1, 2015, the company acquired Sigmar S.r.1. (“Sigmar”), an Italian company that produces sensors used in gas and diesel engine fuel systems, as well as urea level and quality sensors used in diesel emission reduction systems. Sigmar has annual revenues of approximately $6 million and will be reported in the Automotive business segment.

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

Electrical Segment

The Electrical segment derives its revenues from power fuses, protection relays and custom products selling primarily into the industrial, mining, solar and oil and gas markets. Custom products sales, after several years of strong growth, declined due to the completion of several large Canadian potash mining projects. The company has expanded this business by moving into new markets such as non-potash mining and oil and gas. Protection relay sales have also slowed due to the general slowdown in the global mining market.

The following table is a summary of the company’s net sales by business unit and geography:

Net Sales by Business Unit and Geography (in thousands, unaudited)

	Third Quarter			Year-to-Date
	2015	2014	% Change	2015	2014	% Change
Business Unit
Electronics	$102,616	$107,754	(5%)	$307,549	$313,726	(2%)
Automotive	81,475	80,639	1%	251,464	245,083	3%
Electrical	31,419	29,215	8%	88,831	86,566	3%

Total	$215,510	$217,608	(1%)	$647,844	$645,375	0%

Geography(a)
Americas	$98,974	$97,903	1%	$299,061	$282,928	6%
Europe	37,520	39,568	(5%)	115,613	127,791	(10%)
Asia-Pacific	79,016	80,137	(1%)	233,170	234,656	(1%)

Total	$215,510	$217,608	(1%)	$647,844	$645,375	0%

(a) Sales by geography represent sales to customer or distributor locations.

Results of Operations – Third Quarter, 2015 compared to 2014

The following table summarizes the company’s consolidated results of operations for the periods presented. During the third quarter of 2015, there was approximately $33.4 million of special charges ($39.8 million year-to-date) primarily consisting of $1.2 million ($3.1 million year-to-date) related to the company’s transfer of its reed sensor manufacturing from the U.S. to the Philippines, $0.9 million ($3.8 million year-to-date) related to internal legal restructuring costs, $0.3 million ($0.7 million year-to-date) related to acquisition costs and $30.8 million ($32.2 million year-to-date) of expenses related to the wind down and settlement of the U.S. pension as described in Note 9.

(In thousands, unaudited)	Third Quarter			Year-to-Date
	2015	2014	% Change	2015	2014	% Change
Sales	$215,510	$217,608	(1%)	$647,844	$645,375	0%
Gross Profit	86,182	87,380	(1%)	247,793	248,869	(0%)
Operating expense	77,598	47,250	64%	173,490	141,430	23%
Operating income	8,584	40,130	(79%)	74,303	107,439	(31%)
Other (income) expense, net	(4,057)	(1,070)	279%	(2,461)	865	(385%)
Income before income taxes	12,641	41,200	(69%)	76,764	106,574	(28%)
Net income	$11,324	$29,940	(62%)	$60,003	$79,907	(25%)

Net sales decreased $2.1 million or 1% to $215.5 million in the third quarter of 2015 compared to $217.6 million in the third quarter of 2014 due primarily to $9.9 million in unfavorable foreign currency effects in the third quarter of 2015 as compared to the third quarter of 2014. The unfavorable foreign currency impact primarily resulted from sales denominated in the euro. Excluding currency effects, net sales increased $7.8 million or 4% year-over-year. This increase resulted from continued growth in automotive and improvement in the electrical business, offset by lower electronics sales.

Electronics sales decreased $5.1 million or 5% to $102.6 million in the third quarter of 2015 compared to $107.8 million in the third quarter of 2014 due to capacity constraints for sensor products as they are being transferred to the Philippines as well as a slightly weaker-than-normal seasonal ramp up for core products. The electronics segment experienced $3.2 million in unfavorable currency effects in the third quarter of 2015 primarily from sales denominated in euros. Excluding currency effects, net sales decreased $2.0 million or 2% year-over-year.

Automotive sales increased $0.8 million or 1% to $81.5 million in the third quarter of 2015 compared to $80.6 million in the third quarter of 2014 due to strong growth for sensors offset by lower fuse sales and a decline in commercial vehicle products, due to weak end markets. The automotive segment experienced $5.5 million in unfavorable currency effects in the third quarter of 2015 primarily due to sales denominated in euros. Excluding currency effects, net sales increased $6.3 million or 8% year-over-year.

Electrical sales increased $2.2 million or 8% to $31.4 million in the third quarter of 2015 compared to $29.2 million in the third quarter of 2014 due to solid growth in the core fuse business and continued recovery in custom products. The electrical segment experienced $1.3 million in unfavorable currency effects in the third quarter of 2015 primarily from sales denominated in Canadian dollars and the euro. Excluding currency effects, net sales increased $3.5 million or 12% year-over-year.

On a geographic basis, sales in the Americas increased $1.1 million or 1% to $99.0 million in the third quarter of 2015 compared to $97.9 million in the third quarter of 2014 due primarily to strong growth in automotive and electrical sales offset by $1.3 million in unfavorable currency effects from sales denominated in Canadian dollars. Excluding currency effects, the Americas sales increased $2.4 million or 2%.

Europe sales decreased $2.0 million or 5% to $37.5 million in the third quarter of 2015 compared to $39.6 million in the third quarter of 2014 mainly due to $7.4 million in unfavorable currency effects reflecting a decline in the euro during the current year quarter. Excluding currency effects, Europe sales increased $5.4 million or 14% reflecting strong demand for automotive products.

Asia-Pacific sales decreased $1.1 million or 1% to $79.0 million in the third quarter of 2015 compared to $80.1 million in the third quarter of 2014 due to a decline in electronics and $1.1 million in unfavorable currency effects offset by continued demand for automotive products. Excluding currency effects, Asia-Pacific sales were flat year-over-year.

Gross profit was $86.2 million or 40% of net sales for the third quarter of 2015 compared to $87.4 million or 40% of net sales in the same quarter last year. Gross profit for the third quarter of 2015 included $1.2 million of charges related to the transfer of the company’s reed switch production from the U.S. and China to the Philippines. Excluding the impact of these charges, gross profit was 41% of net sales for the third quarter of 2015.

Total operating expense was $77.6 million or 36% of net sales for the third quarter of 2015 compared to $47.3 million or 22% of net sales for the same quarter in 2014. Operating expenses for the third quarter of 2015 included $30.2 million related to the settlement of the company’s U.S. pension plan. Excluding the pension settlement expense of $30.2 million, operating expenses were $47.4 million or 22% of net sales for the third quarter of 2015.

Operating income for the third quarter of 2015 was $8.6 million compared to operating income of $40.1 million for the same quarter in 2014. Excluding the impact of the $30.2 million pension settlement in the third quarter of 2015 as described above, operating income for the third quarter of 2015 was $38.8 million. The lower operating earnings is primarily as a result of lower sales in the third quarter of 2015 as discussed above.

Interest expense was $0.9 million in the third quarter of 2015 and $1.3 million in the third quarter of 2014 and reflects interest incurred for borrowing on the company’s credit agreement.

Foreign exchange loss (gain), reflecting net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide, was approximately $3.5 million of income for the third quarter of 2015 as compared to $0.1 million of income for the third quarter of 2014 and primarily reflects fluctuations in the euro and Philippine peso against the U.S. dollar.

Other (income) expense, net, consisting of interest income, royalties and non-operating income items was approximately $1.4 million of income for third quarter of 2015 and $2.3 million of income for the third quarter of 2014.

Income before income taxes was $12.6 million for the third quarter of 2015 compared to $41.2 million for the third quarter of 2014. The lower income before income taxes for 2015 was primarily due to the pension settlement charge of $30.2 million as described above. Income tax expense was $1.3 million with an effective tax rate of 10.4% for the third quarter of 2015 compared to income tax expense of $11.3 million with an effective tax rate of 27.3% in the third quarter of 2014. The lower effective tax rate for the third quarter of 2015 resulted from income earned in lower tax jurisdictions and the impact of the pension settlement partially offset by the impact from the restructuring of the legal ownership of the company’s Mexican manufacturing operations during the third quarter of 2015. The effective tax rates for both the third quarter of 2015 and 2014 were lower than the U.S. statutory tax rate primarily due to the factors discussed above and more income earned in lower tax jurisdictions.

Net income for the third quarter of 2015 was $11.3 million or $0.50 per diluted share compared to net income of $29.9 million or $1.32 per diluted share for the same quarter of 2014.

Results of Operations – Nine months, 2015 compared to 2014

Net sales increased $2.5 million or less than 1% to $647.8 million for the first nine months of 2015 compared to $645.4 million in the first nine months of 2014 due primarily to strong growth in automotive products and improvement in the electrical business partially offset by lower electronics sales. The company also experienced $31.1 million in unfavorable foreign currency effects in the first nine months of 2015 as compared to 2014 primarily resulting from sales denominated in the euro. Excluding currency effects, net sales increased $33.5 million or 5% year-over-year.

Electronics sales decreased $6.2 million or 2% to $307.5 million for the first nine months of 2015 compared to $313.7 million in the first nine months of 2014 due primarily to negative currency effects offset by strong growth for fuse products earlier in the first half of the year. The electronics segment experienced $9.7 million in unfavorable currency effects in the first nine months of 2015 primarily from sales denominated in euro. Excluding currency effects, net sales increased $3.5 million or 1% year-over-year.

Automotive sales increased $6.4 million or 3% to $251.5 million in the first nine months of 2015 compared to $245.1 million in the first nine months of 2014 due primarily to strong growth for sensors, fuses and commercial vehicle products. The automotive segment experienced $18.0 million in unfavorable currency effects in the first nine months of 2015 primarily due to sales denominated in euros. Excluding currency effects, net sales increased $24.4 million or 10% year-over-year.

Electrical sales, increased $2.3 million or 3% to $88.8 million in the first nine months of 2015 compared to $86.6 million in the first nine months of 2014 as higher custom and fuse sales were offset by weaker relay sales. The electrical segment experienced $3.4 million in unfavorable currency effects in the first nine months of 2015 primarily from sales denominated in Canadian dollars and the euro. Excluding currency effects, net sales increased $5.6 million or 6% year-over-year.

On a geographic basis, sales in the Americas increased $16.1 million or 6% to $299.1 million in the first nine months of 2015 compared to $282.9 million in the first nine months of 2014 due primarily to strong growth in automotive offset by $3.6 million in unfavorable currency effects from sales denominated in Canadian dollars. Excluding currency effects, the Americas sales increased $19.7 million or 7%.

Europe sales decreased $12.2 million or 10% to $115.6 million in the first nine months of 2015 compared to $127.8 million in the first nine months of 2014 mainly due to $25.3 million in unfavorable currency effects reflecting a decline in the euro during the first nine months. Excluding currency effects, Europe sales increased $13.2 million or 10% reflecting strong demand for automotive products.

Asia-Pacific sales decreased $1.5 million or 1% to $233.2 million in the first nine months of 2015 compared to $234.7 million in the first nine months of 2014 due primarily to strong demand for automotive products offset by lower electronics sales and unfavorable currency effects of $2.2 million. Excluding currency effects, Asia-Pacific sales increased $0.7 million or less than 1% year-over-year.

Gross profit was $247.8 million or 38% of net sales for the first nine months of 2015 compared to $248.9 million or 39% of net sales for the first nine months of 2014. Gross profit for the first nine months of 2015 included $3.1 million of charges related to the transfer of the company’s reed switch production from the U.S. and China to the Philippines. Gross profit for the first nine months of 2014 included a $2.8 million non-cash charge to cost of goods sold for inventory that was stepped up to fair value as a result of the SymCom acquisition and $2.0 million in severance charges resulting from restructuring at the Hamlin-Mexico plant. Excluding the impact of these charges, gross profit was 39% of net sales for both the first nine months of 2015 and 2014, respectively.

Total operating expense was $173.5 million or 27% of net sales for the first nine months of 2015 compared to $141.4 million or 22% of net sales for the first nine months of 2014. Operating expenses for the first nine months of 2015 included $30.2 million related to the settlement of the company’s U.S. pension plan. Excluding the pension settlement expense, operating expenses were $143.3 million or 22% of net sales for the first nine months of 2015.

Operating income for the first nine months of 2015 was approximately $74.3 million compared to operating income of $107.4 million for the first nine months of 2014, primarily as a result of the negative impact of the pension settlement charge and the foreign exchange impact on sales and gross profit as discussed above.

Interest expense was $3.0 million for the first nine months of 2015 compared to $3.7 million for the first nine months of 2014 and reflects interest for borrowing on the company’s credit agreement.

Foreign exchange loss (gain), reflecting net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide, was approximately $1.7 million of income for the first nine months of 2015 compared to $2.0 million of expense for the first nine months of 2014 and primarily reflects fluctuations in the euro and Philippine peso against the U.S. dollar.

Other (income) expense, net, consisting of interest income, royalties and non-operating income items was approximately $3.8 million of income for the first nine months of 2015 compared to $4.9 million of income for the first nine months of 2014.

Income before income taxes was $76.8 million for the first nine months of 2015 compared to $106.6 million for the first nine months of 2014. The lower income before income taxes for 2015 was primarily due to the pension settlement charge of $30.2 million as described above. Income tax expense was $16.8 million with an effective tax rate of 21.8% for the first nine months of 2015 compared to income tax expense of $26.7 million with an effective tax rate of 25.0% in the first nine months of 2014. The lower effective tax rate for the first nine months of 2015 resulted from income earned in lower tax jurisdictions and the impact of the pension settlement partially offset by the impact from the restructuring of the legal ownership of the company’s Mexican manufacturing operations in the third quarter of 2015. The effective tax rates for both 2015 and 2014 were lower than the U.S. statutory tax rate primarily due to the factors discussed above as well as more income earned in lower tax jurisdictions.

Net income for the first nine months of 2015 was $60.0 million or $2.64 per diluted share compared to net income of $79.9 million or $3.52 per diluted share for the same period of 2014.

Liquidity and Capital Resources

As of September 26, 2015, $317.5 million of the $336.6 million of the company’s cash and cash equivalents was held by foreign subsidiaries. Of the $317.5 million held by foreign subsidiaries, approximately $19.2 million could be repatriated with minimal tax consequences. The company expects to maintain its foreign cash balances (other than the aforementioned $19.2 million) for local operating requirements, to provide funds for future capital expenditures and for potential acquisitions. The company does not expect to repatriate these funds to the U.S.

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

On January 30, 2014, the company increased the unsecured revolving credit facility by $50.0 million thereby increasing the total revolver borrowing capacity from $225.0 million to $275.0 million. At September 26, 2015, the company had available $167.4 million of borrowing capacity under the revolving credit agreement at an interest rate of LIBOR plus 1.0% (1.19% as of September 26, 2015).

This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At September 26, 2015, the company was in compliance with all covenants under the revolving credit facility.

The company also had $0.1 million outstanding in letters of credit at September 26, 2015. No amounts were drawn under these letters of credit at September 26, 2015.

Entrusted Loan

During the fourth quarter of 2014, the company entered into an entrusted loan arrangement (“Entrusted Loan”) of RMB 110.0 million (approximately $17.9 million) between two of its China legal entities, Littelfuse Semiconductor (Wuxi) Company (the “Lender”) and Suzhou Littelfuse OVS Ltd. (the “Borrower”), utilizing Bank of America, N.A., Shanghai Branch as agent. Direct borrowing and lending between two commonly owned commercial entities is strictly forbidden under China’s regulations requiring the use of a third party agent to enable loans between Chinese legal entities. As a result, the Entrusted Loan is reflected as both a long-term asset and long-term debt on the company’s Consolidated Balance Sheets and is reflected in the investing and financing activities in its Consolidated Statements of Cash Flows. Interest expense and interest income will be recorded between the lender and borrower with no net impact on the company’s Consolidated Statements of Net Income since the amounts will be offsetting. The loan interest rate per annum is 5.25%. The Entrusted Loan is used to finance the operation and working capital needs of the borrower and matures in November 2019. The balance of the Entrusted Loan was RMB 73.5 million (approximately $11.5 million) at September 26, 2015.

Cash Flow

The company started 2015 with $297.6 million of cash and cash equivalents. Net cash provided by operating activities was approximately $113.6 million for the first nine months of 2015 reflecting $60.0 million in net income and $57.4 million in non-cash adjustments (primarily $31.1 million in depreciation and amortization) offset by $3.8 million in net changes to various operating assets and liabilities.

Changes in operating assets and liabilities for the first nine months of 2015 (including short-term and long-term items) that impacted cash flows negatively consisted of increases in accounts receivable ($18.3 million) and inventory ($4.2 million). Changes in operating assets and liabilities having a positive impact on cash flows were decreases in prepaid and other assets ($0.3 million), and increases in accrued payroll and severance ($3.6 million), accrued and deferred taxes ($4.0 million), accounts payable ($4.2 million) and accrued expenses ($6.6 million, including a $9.1 million payment for the pension settlement).

Net cash used in investing activities was approximately $29.0 million for the first nine months of 2015 and primarily represented additions to property, plant and equipment ($35.0 million) offset by a reduction in the entrusted loan receivable ($5.9 million) (see Note 5) .

Net cash used in financing activities was approximately $27.2 million and was primarily driven by the purchase of treasury stock ($31.3 million) and dividends paid ($17.9 million). Also included were payments on the entrusted loan ($5.9 million) (see Note 5). Offsetting net cash used in financing primarily were net proceeds from the company’s credit agreement ($20.3 million). The effects of exchange rate changes decreased cash and cash equivalents by approximately $18.3 million. The net cash provided by operating activities combined with the effects of exchange rate changes less net cash used in investing and financing activities resulted in a $39.1 million increase in cash, which left the company with a cash and cash equivalents balance of $336.6 million at September 26, 2015.

The ratio of current assets to current liabilities was 2.7 at the end of the third quarter of 2015 compared to 2.8 at year-end 2014 and 2.3 at the end of the third quarter of 2014. Days sales outstanding in accounts receivable was approximately 62 days at the end of the third quarter of 2015 compared to 56 days at the end of the third quarter of 2014 and 60 days at year-end 2014. Days inventory outstanding was approximately 70 days at the end of the third quarter of 2015 compared to 68 days at the year-end 2014 and 70 days at end of the third quarter of 2014.

Outlook

Economic signals continue to be mixed and visibility continues to be limited. Although the company’s 0.95 book-to-bill for electronics is better than normal for the third quarter, order rates in the first few weeks of the fourth quarter have been relatively weak. At this point, the company expects normal sequential declines in both sales and margins in the fourth quarter.

The fourth quarter of 2015 includes an extra week (14 weeks rather than 13). Taking into account that the extra week is during the holidays, it is expected to add approximately $10 million to sales for the fourth quarter. Including this extra week, sales for the fourth quarter of 2015 are expected to be in the range of $212 to $222 million.

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

Interest Rates

The company had $197.5 million in debt outstanding at September 26, 2015 related to the unsecured revolving credit facility and term loan. While 100% of this debt has variable interest rates, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are insignificant relative to earnings.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in the U.S., Mexico, Canada, Denmark, China, Lithuania and the Philippines. During the first nine months of 2015, sales to customers outside the U.S. were approximately 60% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese renminbi or Taiwanese dollars.

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

Commodity Prices

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper, zinc, silver and gold where at current prices and volumes, a 10% price change would affect annual pre-tax profit by approximately $1.6 million for copper, $0.7 million for zinc, $0.6 million for silver and $0.2 million for gold. From time to time, the company has utilized derivative instruments to hedge certain commodity exposures.

Item 4. Controls and Procedures.

As of September 26, 2015, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the company and its consolidated subsidiaries has been made known to them by the employees of the company and its consolidated subsidiaries during the period preceding the filing of this Quarterly Report on Form 10-Q and that such information is accurately recorded, processed, summarized and reported within the time periods specified in SEC rules. There were no significant changes in the company’s internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the company’s internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the company’s Chief Executive Officer and Chief Financial Officer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The table below provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the third quarter of fiscal 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 28, 2015 to July 25, 2015	—	$—	—	1,000,000
July 26, 2015 to August 22, 2015	130,023	91.77	130,023	869,977
August 23, 2015 to Sept. 26, 2015	219,977	87.83	219,977	650,000
Total	350,000	$89.29	350,000	650,000

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2015 to April 30, 2016. The company repurchased 350,000 shares of its common stock during the first nine months of fiscal 2015, and 650,000 shares may yet be purchased under the program as of September 26, 2015. The company withheld 27,817 shares of stock in lieu of withholding taxes on behalf of employees who became vested in restricted stock units during the first nine months of 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1	Fourth Amendment to the Littelfuse, Inc. Supplemental Retirement and Savings Plan.

31.1	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Philip G. Franklin, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 26, 2015, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

Date: October 30, 2015	By:	/s/ Philip G. Franklin
Philip G. Franklin
Executive Vice President and Chief Financial Officer
(As duly authorized officer and as the principal financial and accounting officer)