Form 10-Q
period 2016-04-02
LITTELFUSE INC /DE
filed 2016-05-06
CIK 889331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-20388

LITTELFUSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8755 W. Higgins Road, Suite 500
Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

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

As of April 29, 2016, 22,422,545 shares of common stock, $.01 par value, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LITTELFUSE, INC.

Condensed Consolidated Balance Sheets

(In thousands of USD, except share amounts)

	April 2, 2016	January 2, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$272,864	$328,786
Short-term investments	4,354	4,179
Accounts receivable, less allowances	181,384	142,882
Inventories	133,162	98,629
Prepaid expenses and other current assets	14,024	8,238
Total current assets	605,788	582,714
Property, plant and equipment:
Land	9,760	5,236
Buildings	90,839	71,383
Equipment	435,047	382,429
	535,646	459,048
Accumulated depreciation	(305,413)	(296,480)
Net property, plant and equipment	230,233	162,568
Intangible assets, net of amortization:
Patented and unpatented technologies, licenses and software	75,972	20,221
Distribution network	16,226	16,490
Customer lists, trademarks and tradenames	105,353	54,912
Goodwill	312,064	189,767
Investments	14,424	15,197
Deferred income taxes	20,049	8,333
Other assets	23,001	14,058

Total assets	$1,403,110	$1,064,260

Liabilities and Equity
Current liabilities:
Accounts payable	$73,619	$51,658
Accrued payroll	28,492	32,611
Accrued expenses	40,350	24,145
Accrued severance	4,043	3,798
Accrued income taxes	9,929	10,621
Consideration payable	70,000	—
Current portion of long-term debt	6,250	87,000
Total current liabilities	232,683	209,833
Long-term debt, less current portion	371,113	83,753
Deferred income taxes	6,191	8,014
Accrued post-retirement benefits	7,481	5,653
Other long-term liabilities	12,329	12,809
Total equity	773,313	744,198

Total liabilities and equity	$1,403,110	$1,064,260

Common shares issued of 22,470,690 and 22,420,785, at April 2, 2016, and January 2, 2016, respectively.

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Net Income

(In thousands of USD, except per share amounts, unaudited)

	For the Three Months Ended
	April 2, 2016	March 28, 2015

Net sales	$219,398	$210,313

Cost of sales	132,243	133,983

Gross profit	87,155	76,330

Selling, general and administrative expenses	42,366	36,345
Research and development expenses	8,565	7,384
Amortization of intangibles	3,796	3,053
	54,727	46,782

Operating income	32,428	29,548

Interest expense	2,045	1,151
Foreign exchange loss	3,823	3,117
Other (income) expense, net	(517)	(1,126)

Income before income taxes	27,077	26,406
Income taxes	7,788	6,411

Net income	$19,289	$19,995

Net income per share (see note 8):
Basic	$0.86	$0.88
Diluted	$0.85	$0.88

Weighted average shares and equivalent shares outstanding:
Basic	22,438	22,600
Diluted	22,621	22,781

Cash dividends paid per common share	$0.29	$0.25

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Comprehensive Income

(In thousands of USD, unaudited)

	For the Three Months Ended
	April 2, 2016	March 28, 2015

Net income	$19,289	$19,995
Other comprehensive income (loss):
Pension liability adjustments, net (net of tax of ($25) and ($31), respectively)	92	74
Reclassification adjustments to expense, (net of tax of ($0) and ($249), respectively)	73	986
Unrealized (loss) gain on investments	(1,234)	1,956
Foreign currency translation adjustments	11,755	(13,974)
Comprehensive income	$29,975	$9,037

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Cash Flows

(In thousands of USD, unaudited)

	For the Three Months Ended
	April 2, 2016	March 28, 2015
Operating activities:
Net income	$19,289	$19,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,230	7,365
Amortization of intangibles	3,796	3,053
Stock-based compensation	2,204	1,802
Loss on product line sale	1,391	—
Excess tax benefit on share-based compensation	(706)	(672)
Loss on sale of assets	27	105
Changes in operating assets and liabilities:		—
Accounts receivable	(10,413)	(3,910)
Inventories	(3,484)	149
Accounts payable	3,716	(2,963)
Accrued expenses (including post-retirement)	3,500	2,689
Accrued payroll and severance	(9,351)	(8,894)
Accrued and deferred taxes	(5,312)	932
Prepaid expenses and other	(2,395)	3,579
Net cash provided by operating activities	9,492	23,230

Investing activities:
Acquisition of businesses, net of cash acquired	(264,098)	—
Purchases of property, plant, and equipment	(9,139)	(12,279)
Proceeds from sale of assets	18	6
Net cash used in investing activities	(273,219)	(12,273)

FINANCING activities:
Proceeds from revolving credit facility	258,000	7,000
Proceeds from term loan	125,000	—
Payments of revolving credit facility	(90,500)	(11,000)
Payments of term loan	(85,000)	(1,250)
Debt issuance costs	(1,700)	—
Cash dividends paid	(6,483)	(5,635)
Proceeds from exercise of stock options	3,710	1,768
Excess tax benefit on share-based compensation	706	672
Net cash provided by (used in) financing activities	203,733	(8,445)

Effect of exchange rate changes on cash and cash equivalents	4,072	(6,452)

Decrease in cash and cash equivalents	(55,922)	(3,940)
Cash and cash equivalents at beginning of period	328,786	297,571
Cash and cash equivalents at end of period	$272,864	$293,631

Supplemental disclosure of non-cash investing activities:
Consideration payable recognized in relation to PolySwitch acquisition	$70,000	$—

See accompanying notes.

Notes to CONDENSED Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Littelfuse, Inc. and its subsidiaries (the “company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheet, statements of net income and comprehensive income and cash flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the period ended April 2, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the company’s consolidated financial statements and the notes thereto incorporated by reference in the company’s Annual Report on Form 10-K for the year ended January 2, 2016.

The company’s unaudited Condensed Consolidated Financial Statements as of April 2, 2016 include the opening balance sheet for the PolySwitch business but do not include any income statement activity of the acquired business as the operating results are not material to the company's financial statements for the three months ended April 2, 2016. The operating results of PolySwitch for the nine day period of March 25, 2016 through April 2, 2016 will be included within the company’s statement of income for the quarter ended July 2, 2016.

2. Reclassifications

Certain amounts presented in the 2015 financial statements have been reclassified to conform to the 2016 presentation. In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amended guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amended guidance is to be applied on a retrospective basis. The company adopted the new guidance on January 3, 2016 and has made the corresponding reclassification on its balance sheet for the fiscal year ended January 2, 2016. The adoption of the new guidance had no effect on the company’s net income, cash flows or shareholder’s equity.

3. Acquisition of Businesses

PolySwitch

On March 25, 2016, the company acquired 100% of the circuit protection business (“PolySwitch”) of TE Connectivity Ltd. for $350.0 million, subject to certain post-closing adjustments. At April 2, 2016, $70.0 million of the purchase price remained payable subject to certain Chinese regulatory approvals. The company expects to receive these approvals and pay the additional consideration during its fiscal 2016 second quarter. The PolySwitch business, which is split between the Automotive and Electronics segments, has a leading position in polymer based resettable circuit protection devices, with a strong global presence in the automotive, battery, industrial, communications and mobile computing markets. PolySwitch has operations in Menlo Park, California and manufacturing facilities in Shanghai and Kunshan, China and Tsukuba, Japan. The acquisition allows the company to strengthen its global circuit protection product portfolio, as well as strengthen its presence in the automotive electronics and battery end markets. The acquisition also significantly increases the company’s presence in Japan. The company funded the acquisition with available cash and proceeds from a new credit facility.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

3. Acquisition of Businesses, continued

The following table represents the preliminary allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of PolySwitch based on the Company’s preliminary estimate of their respective fair values at the acquisition date (in thousands):

Total purchase consideration:
Cash	$280,000
Consideration payable upon certain Chinese regulatory approvals	70,000
Total purchase consideration	$350,000
Preliminary allocation of consideration to assets acquired and liabilities assumed:
Cash	$16,958
Current assets, net	56,992
Property, plant and equipment	63,903
Patented and unpatented technologies	56,137
Customer relationships	53,194
Goodwill	120,208
Other long-term assets	19,555
Current liabilities	(35,291)
Other non-current liabilities	(1,656)
$350,000

All PolySwitch goodwill and other assets and liabilities were recorded in the Automotive and Electronics segments and reflected both the Asia-Pacific and Europe geographical areas. The customer relationships are anticipated to be amortized over 15 years. The patented and unpatented technologies are anticipated to be amortized over 10 years. The goodwill resulting from this acquisition consists largely of the company’s expected future product sales and synergies from combining PolySwitch products with the company’s existing automotive and electronics product portfolio. A portion of the goodwill for the above acquisition is expected to be deductible for tax purposes.

As required by purchase accounting rules, the company recorded a $8.0 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up is anticipated to be amortized during the second quarter of 2016, as a portion of this inventory is sold and charged to cost of goods sold as a non-cash charge for this step-up.

The company’s unaudited Condensed Consolidated Financial Statements as of April 2, 2016 include the opening balance sheet for the PolySwitch business but do not include any income statement activity of the acquired business as the operating results are not material to the company's financial statements for the three months ended April 2, 2016. The operating results of PolySwitch for the nine day period of March 25, 2016 through April 2, 2016 will be included within the company’s statement of income for the quarter ended July 2, 2016.

The company incurred legal, professional and other costs related to this acquisition aggregating approximately $5.9 million for the three months ended April 2, 2016. These costs were recognized as selling and administrative expenses and reflected as other non-segment costs.

Sigmar S.r.l

On October 1, 2015, the company acquired 100% of Sigmar S.r.l. (“Sigmar”). The total purchase price for Sigmar was $6.2 million, net of cash acquired and including additional consideration of $1.1 million paid in the first quarter of 2016 relating to certain working capital related adjustments and an earn-out clause payment. The purchase price remains subject to an inventory related post-closing adjustment and additional payments of up to $0.4 million, subject to the achievement of certain milestones.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

3. Acquisition of Businesses, continued

Located in Ozegna, Italy, Sigmar is a leading global manufacturer of water-in-fuel and selective catalytic reduction (SCR) quality sensors, as well as diesel fuel heaters, solenoid valves and rotating oil filters for automotive and commercial vehicle applications. The acquisition further expanded the company’s automotive sensor product line offerings within its Automotive segment. The company funded the acquisition with available cash.

The following table sets forth the preliminary purchase price allocation for Sigmar acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values:

Sigmar preliminary purchase price allocation (in thousands):
Cash	$230
Current assets, net	4,011
Property, plant and equipment	1,097
Goodwill	2,271
Patents	2,845
Current liabilities	(1,478)
Other non-current liabilities	(2,568)
$6,408

All Sigmar goodwill and other assets and liabilities were recorded in the Automotive segment and reflected in the Europe geographical area. The patents are being amortized over 10 years. The goodwill resulting from this acquisition consists largely of the company’s expected future product sales and synergies from combining Sigmar’s products with the company’s existing automotive product offerings. Goodwill for the above acquisition is not expected to be deductible for tax purposes.

Pro Forma Results

The following table summarizes, on a pro forma basis, the combined results of operations of the company and PolySwitch as though the acquisition had occurred as of December 28, 2014. The company has not provided Pro forma results of operations for Sigmar as these results were not material to the company. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the PolySwitch acquisition occurred as of December 28, 2014 or of future consolidated operating results.

	For the Three Months Ended
(in thousands, except per share amounts)	April 2, 2016	March 28, 2015
Net sales	$253,608	$256,133
Income before income taxes	31,432	22,420
Net income	24,424	18,560
Net income per share — basic	1.09	0.82
Net income per share — diluted	1.08	0.81

Pro forma results presented above primarily reflect: (1) incremental depreciation relating to fair value adjustments to property, plant and equipment; (2) amortization adjustments relating to fair value estimates of intangible assets; (3) incremental interest expense on assumed indebtedness; and (4) additional cost of goods sold relating to the capitalization of gross profit which will be recognized during the company’s quarter ended July 2, 2016 as part of purchase accounting recognized for purposes of the pro forma as if it was recognized during the company’s first quarter of 2015. Pro forma adjustments described above have been tax affected using the company's effective rate during the respective periods.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

3. Acquisition of Businesses, continued

The historical PolySwitch results for the three months ended April 2, 2016 and March 28, 2015 do not include a provision for income taxes. Income tax expense for the historical PolySwitch business was only provided at the end of the business’s fiscal year ended September 25, 2015.

4. Inventories

The components of inventories at April 2, 2016 and January 2, 2016 are as follows (in thousands):

	April 2, 2016	January 2, 2016
Raw material	$36,772	$33,599
Work in process	26,201	16,479
Finished goods	70,189	48,551
Total inventories	$133,162	$98,629

5. Investments

The company’s investments represent shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company, and shares of Monolith Semiconductor, Inc. (“Monolith”), a Texas-based start-up company.

Polytronics

The Polytronics investment was acquired as part of the Littelfuse GmbH acquisition. The fair value of the Polytronics investment was €9.6 million (approximately $10.9 million) at April 2, 2016 and €10.7 million (approximately $11.7 million) at January 2, 2016. Included in 2016 other comprehensive income is an unrealized loss of $1.3 million, due to the decrease in fair market value of the Polytronics investment. The remaining movement was due to the impact of changes in exchange rates.

Monolith

In December, 2015, the company invested $3.5 million in the preferred stock of Monolith, a U.S. start-up company developing silicon carbide technology, which represents approximately 12% of the common stock of Monolith on an as-converted basis. The company accounts for its investment in Monolith under the cost method. The value of the Monolith investment was $3.5 million at April 2, 2016 and January 2, 2016.

6. Debt

The carrying amounts of debt at April 2, 2016 and January 2, 2016 are as follows (in thousands):

	April 2, 2016	January 2, 2016
Revolving credit facility	$244,500	$77,000
Term loan	125,000	85,000
Entrusted loan	9,536	9,474
Unamortized debt issuance costs	(1,673)	(721)
Total debt	377,363	170,753
Less: Current maturities	6,250	87,000
Total long-term debt	$371,113	$83,753

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

6. Debt, continued

Revolving Credit Facility / Term Loan

On March 4, 2016, the company entered into a new credit agreement with Bank of America, as agent, for up to $700.0 million which consists of an unsecured revolving credit facility of $575.0 million and an unsecured term loan credit facility of up to $125.0 million. The new credit agreement is for a five year period. The new credit agreement replaced the company’s previous credit agreement dated May 31, 2013, which was terminated on March 4, 2016. As of April 2, 2016, the company had available $330.4 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 1.5% (1.94% as of April 2, 2016). At April 2, 2016, the company was in compliance with all covenants under the revolving credit facility.

Entrusted Loan

During 2014, the company entered into an entrusted loan arrangement (“Entrusted Loan”) of RMB 110.0 million (approximately $17.9 million at that time) between two of its China legal entities, Littelfuse Semiconductor (Wuxi) Company (the “Lender”) and Suzhou Littelfuse OVS Ltd. (the “Borrower”), utilizing Bank of America, N.A., Shanghai Branch as agent. Direct borrowing and lending between two commonly owned commercial entities was strictly forbidden at the time under China’s regulations requiring the use of a third party agent to enable loans between Chinese legal entities. As a result, the Entrusted Loan is reflected as both a long-term asset and long-term debt on the company’s Consolidated Balance Sheets and is reflected in the investing and financing activities in its Consolidated Statements of Cash Flows. Interest expense and interest income will be recorded between the lender and borrower with no net impact on the company’s Consolidated Statements of Income since the amounts will be offsetting. The loan interest rate per annum is 5.25%. The Entrusted Loan is used to finance the operation and working capital needs of the borrower and matures in November 2019. The balance of the Entrusted Loan was RMB 61.5 million (approximately $9.5 million) at April 2, 2016.

Debt Issuance Costs

The company incurred debt issuance costs of $1.7 million in relation to the new credit agreement which will be amortized over the life of the new credit agreement.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The company adopted this guidance in the current quarter, on a retrospective basis, and has reclassified the unamortized debt issuance costs into long-term debt as shown in the table above.

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

Investments

The company holds an investment in the equity securities of Polytronics as described in Note 5. Equity securities listed on a national market or exchange are valued at the last sales price. Such securities are classified within Level 1 of the valuation hierarchy. The company also holds an investment in Monolith as described in Note 5 for which the value of the $3.5 million represents the cost of the investment.

There were no changes during the quarter ended April 2, 2016 to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of April 2, 2016 and January 2, 2016 the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of April 2, 2016 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$10,927	$—	$—	$10,927
Total	$10,927	$—	$—	$10,927

The following table presents assets measured at fair value by classification within the fair value hierarchy as of January 2, 2016 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$11,697	$—	$—	$11,697
Total	$11,697	$—	$—	$11,697

The company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximate their fair values. The company’s debt fair value approximates book value at April 2, 2016 and January 2, 2016, respectively, as the variable interest rates fluctuate along with market interest rates.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

8. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share of April 2, 2016 and March 28, 2015 (in thousands, except per share amounts).

	For the Three Months Ended
	April 2, 2016	March 28, 2015

Net income	$19,289	$19,995

Average shares outstanding - Basic	22,438	22,600

Net effect of dilutive stock options and restricted share units	183	181

Average shares - Diluted	22,621	22,781

Net income per share:
Basic	$0.86	$0.88
Diluted	$0.85	$0.88

Potential shares of common stock relating to stock options excluded from the earnings per share calculation because their effect would be anti-dilutive were 21,888 and 64,520 for the three months ended April 2, 2016 and March 28, 2015, respectively.

9. Income Taxes

The effective tax rate for the first quarter of 2016 was 28.8% compared to an effective tax rate of 24.3% in the first quarter of 2015. The effective tax rates for both 2016 and 2015 are lower than the U.S. statutory tax rate primarily due to the result of more income earned in lower tax jurisdictions.

10. Pensions

The components of net periodic benefit cost for the three months ended April 2, 2016, compared with the three months ended March 28, 2015, were (in thousands):

	U.S. Plans		Foreign Plans
	Three Months Ended		Three Months Ended
	April 2, 2016*	March 28, 2015	April 2, 2016	March 28 2015
Service cost	$—	$250	$332	$315
Interest cost	—	1,031	497	513
Expected return on plan assets	—	(916)	(520)	(600)
Amortization of net loss	—	290	73	61
Total cost of the plan		655		289
Expected plan participants’ contribution	—	—	—	—
Net periodic benefit cost	$—	$655	$382	$289

* The U.S. pension plan was terminated effective July 30, 2014 and, following receipt of a favorable Letter of Determination from the IRS (dated April14, 2015), all liabilities of the plan were settled during the third quarter of fiscal 2015.

The expected rate of return assumption on domestic pension assets was 3.90% in 2015. The expected return on foreign pension assets is 4.95% and 5.39% in 2016 and 2015, respectively.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

11. Segment and Geographic Information

The company and its subsidiaries design, manufacture and sell circuit protection devices throughout the world. The company reports its operations by the following segments: Electronics, Automotive, and Industrial. Each operating segment is directly responsible for sales, marketing and research and development. Manufacturing, purchasing, logistics, customer service, finance, information technology and human resources are shared functions that are allocated back to the three operating segments. The CEO allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes, but does not evaluate the operating segments using discrete balance sheet information.

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

Segment information for the three months ended April 2, 2016 and March 28, 2015 are summarized as follows (in thousands):

	April 2, 2016	March 28, 2015
Net sales
Electronics	$98,796	$99,380
Automotive	91,933	84,071
Industrial	28,669	26,862
Total net sales	$219,398	$210,313

Depreciation and amortization
Electronics	$5,372	$5,798
Automotive	3,266	3,336
Industrial	1,451	1,284
Other(1)	937	—
Total depreciation and amortization	$11,026	$10,418

Operating income
Electronics	$22,416	$18,665
Automotive	17,491	11,171
Industrial	1,673	2,730
Other (2)	(9,152)	(3,018)
Total operating income	32,428	29,548
Interest expense	2,045	1,151
Foreign exchange loss	3,823	3,117
Other (income) expense, net	(517)	(1,126)
Income before income taxes	$27,077	$26,406

(1) Consists of intangible impairments. (See Note 13).

(2) Consists of internal resorganization costs ($1.4 million), acquisition related expenses ($6.2 million) and impairment and severance costs related to the planned shut-down of the company’s Roskilde, Denmark operations ($1.6 million) (see Note 13).

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

11. Segment and Geographic Information, continued

The company’s significant net sales by country for the three months ended April 2, 2016 and March 28, 2015 are summarized as follows (in thousands):

	Net sales(a)
	April 2, 2016	March 28, 2015

United States	$85,149	$83,373
China	48,509	44,429
Other countries	85,740	82,511
Total	$219,398	$210,313

(a) Sales by country represent sales to customer or distributor locations.

The company’s significant long-lived assets and additions to long-lived assets by country as of April 2, 2016 and January 2, 2016 are summarized as follows (in thousands):

	Long-lived assets(b)
	April 2, 2016	January 2, 2016

United States	$24,906	$23,965
China	78,840	37,241
Canada	11,069	10,488
Other countries	115,050	90,874
Total	$229,865	$162,568

(b) Long-lived assets consists of net property, plant and equipment.

11. Segment and Geographic Information, continued

	Additions to long-lived assets
	April 2, 2016	March 28, 2015

United States	$1,618	$3,187
China	1,046	667
Canada	69	538
Other countries	6,406	7,887
Total	$9,139	$12,279

12. Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table sets forth the changes in the components of AOCI by component (in thousands):

AOCI component	Balance at January 2, 2016	Other comprehensive income (loss) activity	Reclassification adjustment for expense included in net income	Balance at April 2, 2016

Pension and postemployment liability and reclassification adjustments(a)	$(8,722)	$92	$73	$(8,557)
Unrealized gain on investments(b)	11,584	(1,234)	—	10,350
Foreign currency translation adjustment	(48,533)	11,755	—	(36,778)
AOCI (loss) income	$(45,671)	$10,613	$73	$(34,985)

(a) Balances are net of tax of $649 and $661 for 2016 and 2015, respectively.

(b) Balances are net of tax of $0 and $0 for 2016 and 2015, respectively.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

13. Product Line Sale

During the first quarter of 2016, the company sold its tangible and intangible assets relating to a marine product line. In connection with this sale, the company recorded asset charges of $1.4 million within Cost of sales ($0.4 million), Selling, general and administrative expenses (less than $0.1 million), Research and development expenses (less than $0.1 million) and Amortization of intangibles ($0.9) million. These charges were recognized as an “other” charge for segment reporting purposes.

14) Subsequent Event

On April 4, 2016, the company completed the acquisition of Menber’s S.p.A. (“Menber’s”) headquartered in Legnago, Italy. The purchase price of €16.7 million ($19.0 million) is subject to a working capital adjustment and was financed through a mixture of cash on hand and borrowings under the company's credit facility. The acquired business, which will be part of the company's Automotive segment, specializes in the design, manufacturing and selling of manual and electrical battery switches and trailer connectors for commercial vehicles. Menber’s had sales of approximately $23.0 million in 2015.

The initial accounting for the acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Littelfuse Overview

Littelfuse, Inc. and its subsidiaries (the “company” or “Littelfuse”) is the worldwide leader in circuit protection offering the industry's broadest and deepest portfolio of circuit protection products and solutions. The company’s devices protect products in virtually every market that uses electrical energy, from consumer electronics to automobiles to industrial equipment. The company’s worldwide revenue in 2015 was $867.9 million and net earnings were $82.5 million. The company conducts its business through three reportable segments, which are defined by markets and consist of Electronics, Automotive, and Industrial. The company’s customer base includes original equipment manufacturers, tier one automotive suppliers and distributors.

In addition to protecting and growing its core circuit protection business, Littelfuse has been expanding its portfolio in power control and sensing technologies. These platforms, combined with the company’s strong balance sheet and operating cash flow, provide opportunities for increased organic and acquisition growth. In 2012, the company set a five-year strategic plan to grow annual sales at 15% per year; 5% organically and 10% through acquisitions.

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

Electronics Segment

The Electronics segment sells passive and semiconductor components and modules as well as sensors primarily into the global consumer electronics, general industrial and telecommunications markets. The core electronics markets are characterized by significant Asia-Pacific competition and price erosion. As a result the company is focusing additional efforts on higher growth, less price sensitive niche markets (such as LED lighting) and higher-power industrial applications. The PolySwitch business acquisition in 2016 will expand the company’s product offering used in a wide variety of electronic products and utilize the same distribution channels as the company’s core electronics products.

Automotive Segment

The Automotive segment is comprised of passenger vehicle circuit protection, commercial vehicle products and sensors. The primary growth drivers for these businesses are increasing global demand for passenger and commercial vehicles and increasing content per vehicle for both circuit protection and sensing products. The move away from internal combustion engines to hybrid and electric drive systems that require more circuit protection continues to be an additional growth driver. The PolySwitch business acquisition in 2016 will add to the company’s strong global presence in the automotive market.

Industrial Segment

The Industrial segment derives its revenues from power fuses, protection relays and custom products selling primarily into the industrial, mining, solar and oil and gas markets. Protection relay sales have declined due to the general slowdown in the global mining and oil and gas markets. Custom products sales, after declining over the past two years due to end market softness in the potash market, have begun to grow with the company’s diversification into e-houses used in the heavy industrial and utility markets.

The following table is a summary of the company’s net sales by business unit and geography:

Net Sales by Business Unit and Geography (in thousands, unaudited)

	First Quarter
	2016	2015	% Change
Business Unit
Electronics	$98,796	$99,380	(1% )
Automotive	91,933	84,071	9%
Industrial	28,669	26,862	7%

Total	$219,398	$210,313	4%

	First Quarter
	2016	2015	% Change
Geography(a)
Americas	$99,823	$97,054	3%
Europe	42,813	38,968	10%
Asia-Pacific	76,762	74,291	3%

Total	$219,398	$210,313	4%

(a) Sales by geography represent sales to customer or distributor locations.

Results of Operations – First Quarter, 2016 compared to 2015

The following table summarizes the company’s consolidated results of operations for the periods presented. During the first quarter of 2016, there were approximately $9.2 million of additional special charges. These included $6.2 million of acquisition-related costs primarily related to legal and integration costs associated with the company’s acquisition of the PolySwitch business, $1.6 million in impairment charges related to the closure of the company’s manufacturing facility in Denmark, $1.0 million related to the company’s transfer of its reed sensor manufacturing operations from the U.S. and China to the Philippines and $0.4 million related to internal legal restructuring costs.

(In thousands, unaudited)	First Quarter
	2016	2015	% Change
Sales	$219,398	$210,313	4%
Gross Profit	87,155	76,330	14%
Operating expense	54,727	46,782	17%
Operating income	32,428	29,548	10%
Other (income) expense, net	(517)	(1,126)	(54% )
Income before income taxes	27,077	26,406	3%
Net income	$19,289	$19,995	(4% )

Net sales increased $9.1 million or 4% to $219.4 million in the first quarter of 2016 compared to $210.3 million in the first quarter of 2015 due primarily to strong organic growth in the Automotive and Industrial segments. Electronics sales were essentially flat with the first quarter of 2015. The company also experienced $3.5 million in unfavorable foreign currency effects in the first quarter of 2016 as compared to the first quarter of 2015. The unfavorable foreign currency impact primarily resulted from sales denominated in the euro. Excluding currency effects, net sales increased $12.6 million or 6% year-over-year.

Electronics sales decreased $0.6 million or 1% to $98.8 million in the first quarter of 2016 compared to $99.4 million in the first quarter of 2015 primarily reflecting unfavorable currency effects in the current year quarter, partially offset by growth in sensor products. The Electronics segment experienced $1.2 million in unfavorable currency effects in the first quarter of 2016 primarily from sales denominated in euro and Chinese yuan. Excluding currency effects, net sales increased $0.6 million or 1% year-over-year.

Automotive sales increased $7.8 million or 9% to $91.9 million in the first quarter of 2016 compared to $84.1 million in the first quarter of 2015 due primarily to strong organic growth for sensors. The Automotive segment experienced $1.7 million in unfavorable currency effects in the first quarter of 2016 primarily due to sales denominated in euros and Chinese yuan. Excluding currency effects, net sales increased $9.5 million or 11% year-over-year.

Industrial sales increased $1.8 million or 7% to $28.7 million in the first quarter of 2016 compared to $26.9 million in the first quarter of 2015 as higher custom and fuse sales were partially offset by weaker relay sales. The Industrial segment experienced $0.6 million in unfavorable currency effects in the first quarter of 2016 primarily from sales denominated in Canadian dollars. Excluding currency effects, net sales increased $2.4 million or 9% year-over-year.

On a geographic basis, sales in the Americas increased $2.8 million or 3% to $99.8 million in the first quarter of 2016 compared to $97.1 million in the first quarter of 2015 due primarily to strong organic growth in Industrial segment sales offset by lower Electronics segment sales and $0.6 million in unfavorable currency effects from sales denominated in Canadian dollars. Excluding currency effects, the Americas sales increased $3.3 million or 3%.

Europe sales increased $3.8 million or 10% to $42.8 million in the first quarter of 2016 compared to $39.0 million in the first quarter of 2015 primarily due to strong sales of automotive products offset by $1.3 million in unfavorable currency effects primarily from sales denominated in euro. Excluding currency effects, Europe sales increased $5.2 million or 13%.

Asia-Pacific sales increased $2.5 million or 3% to $76.8 million in the first quarter of 2016 compared to $74.3 million in the first quarter of 2015 due to strong demand for automotive products offset by unfavorable currency effects of $1.6 million. Excluding currency effects, Asia-Pacific sales increased $4.1 million or 5% year-over-year.

Gross profit was $87.2 million or 40% of net sales for the first quarter of 2016 compared to $76.3 million or 36% of net sales in the same quarter last year. Gross profit for 2016 includes $1.0 million related to the transfer of the company’s reed switch production from the U.S. and China to the Philippines and $0.4 million related to internal legal restructuring costs. Gross profit for 2015 included $1.0 million related to the reed switch production transfer. Excluding the impact of these charges, gross profit was $88.5 million or 40% of net sales for the first quarter of 2016 compared to $77.3 million or 37% of net sales in the first quarter of 2015. The increase in gross profit margin compared to the prior year was primarily attributable to increased sales of higher margin products in 2016.

Total operating expense was $54.7 million or 25% of net sales for the first quarter of 2016 compared to $46.8 million or 22% of net sales for the same quarter in 2015. Operating expense in 2016 included $7.8 million of charges primarily related to acquisition costs associated with the company’s acquisition of PolySwitch. Operating expense in 2015 included $2.0 million related to internal legal restructuring costs and costs related to the wind-up of the U.S. pension plan. Excluding these charges, total operating expense was $47.0 million or 21% of net sales for 2016 compared to $44.8 million or 21% of net sales in 2015.

Operating income for the first quarter of 2016 was approximately $32.4 million compared to operating income of $29.5 million for the same quarter in 2015. Excluding the impact of special charges as described above, operating income was $41.6 million for the first quarter of 2016 as compared to $32.6 million for the first quarter of 2015. The improvement in operating income is primarily attributable to higher margin sales as discussed above.

Interest expense was $2.0 million in the first quarter of 2016 as compared to $1.2 million in the first quarter of 2015, primarily reflecting comparative borrowings, facility fees and financing fee amortization between the two periods.

Foreign exchange loss (gain), reflecting net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide, was approximately $3.8 million of expense for the first quarter of 2016 and $3.1 million of expense for the first quarter of 2015 and primarily reflects fluctuations in the euro and Philippine peso against the U.S. dollar.

Other (income) expense, net, consisting of interest income, royalties and non-operating income items was approximately $0.5 million of income for first quarter of 2016 and $1.1 million for the first quarter of 2015.

Income before income taxes was $27.1 million for the first quarter of 2016 compared to $26.4 million for the first quarter of 2015. Income tax expense was $7.8 million with an effective tax rate of 28.8% for the first quarter of 2016 compared to income tax expense of $6.4 million with an effective tax rate of 24.3% in the first quarter of 2015. The effective tax rates for both the first quarter of 2016 and 2015 are lower than the U.S. statutory tax rate primarily due to more income earned in lower tax jurisdictions.

Net income for the first quarter of 2016 was $19.3 million or $0.85 per diluted share compared to net income of $20.0 million or $0.88 per diluted share for the same quarter of 2015.

Liquidity and Capital Resources

As of April 2, 2016, $260.5 million of the $272.9 million of the company’s cash and cash equivalents was held by foreign subsidiaries. Of the $260.5 million held by foreign subsidiaries, approximately $28.0 million could be repatriated with minimal tax consequences. The company expects to maintain its foreign cash balances (other than the aforementioned $28.0 million) for local operating requirements, to provide funds for future capital expenditures and for potential acquisitions. The company does not expect to repatriate these funds to the U.S.

The company historically has financed capital expenditures through cash flows from operations. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the company’s operations and its debt obligations for the foreseeable future.

Revolving Credit Facility/Term Loan

On March 4, 2016, the company entered into a new credit agreement with Bank of America, as agent, for up to $700.0 million which consists of an unsecured revolving credit facility of $575.0 million and an unsecured term loan credit facility of up to $125.0 million. The new credit agreement is for a five year period. The new credit agreement replaced the company’s previous credit agreement dated May 31, 2013, which was terminated on March 4, 2016. As of April 2, 2016, the company had available $330.4 million of borrowing capacity under the revolving credit agreement at an interest rate of LIBOR plus 1.5% (1.94% as of April 2, 2016).

The company incurred debt issuance costs of $1.7 million which will be amortized over the life of the existing credit agreement.

This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At April 2, 2016, the company was in compliance with all covenants under the revolving credit facility.

The company also had $0.1 million outstanding in letters of credit at April 2, 2016. No amounts were drawn under these letters of credit at April 2, 2016.

Entrusted Loan

During the fourth quarter of 2014, the company entered into an entrusted loan arrangement (“Entrusted Loan”) of RMB 110.0 million (approximately $17.9 million at that time) between two of its China legal entities, Littelfuse Semiconductor (Wuxi) Company (the “Lender”) and Suzhou Littelfuse OVS Ltd. (the “Borrower”), utilizing Bank of America, N.A., Shanghai Branch as agent. Direct borrowing and lending between two commonly owned commercial entities was strictly forbidden at the time under China’s regulations requiring the use of a third party agent to enable loans between Chinese legal entities. As a result, the Entrusted Loan is reflected as both a long-term asset and long-term debt on the company’s Consolidated Balance Sheets and is reflected in the investing and financing activities in its Consolidated Statements of Cash Flows. Interest expense and interest income will be recorded between the lender and borrower with no net impact on the company’s Consolidated Statements of Net Income since the amounts will be offsetting. The loan interest rate per annum is 5.25%. The Entrusted Loan is used to finance the operation and working capital needs of the borrower and matures in November 2019. The balance of the Entrusted Loan was RMB 61.5 million (approximately $9.5 million) at April 2, 2016.

Cash Flow

The company started 2016 with $328.8 million of cash and cash equivalents. Net cash provided by operating activities was approximately $9.5 million for the first three months of 2016 reflecting $19.3 million in net income and $13.9 million in non-cash adjustments (primarily $11.0 million in depreciation and amortization) offset by $23.7 million in net changes to various operating assets and liabilities.

Changes in operating assets and liabilities for the first three months of 2016 (including short-term and long-term items) that impacted cash flows negatively consisted of increases in accounts receivable ($10.4 million), inventory ($3.5 million), prepaid and other assets ($6.3 million), accrued payroll and severance ($9.4 million) and accrued and deferred taxes ($5.3 million). The increase in accounts receivable was due to increased sales in the first quarter. The decrease in accrued payroll and severance was due primarily to payouts for the 2015 management incentive plan which occurred in the first quarter. Other changes having a positive impact on cash flows were increases in accounts payable ($3.7 million) and accrued expenses ($7.4 million).

Net cash used in investing activities was approximately $273.2 million and primarily related to the acquisition of the PolySwitch business ($263.0 million) and capital expenditures ($9.1 million).

Net cash provided by financing activities was approximately $203.7 million and included $207.5 million in net proceeds on borrowings offset by dividends paid of $6.5 million and debt issuance costs related to the new credit agreement of $1.7 million, partially offset by $4.4 million from the exercise of stock options including tax benefits. The effects of exchange rate changes increased cash and cash equivalents by approximately $4.1 million. The net cash provided by operating activities combined with the effects of exchange rate changes less net cash used in investing and financing activities resulted in a $55.9 million decrease in cash, which left the company with a cash and cash equivalents balance of $272.9 million at April 2, 2016.

The ratio of current assets to current liabilities was 2.6 to 1 at the end of the first quarter of 2016 compared to 2.8 to 1 at year-end 2015 and 3.0 to 1 at the end of the first quarter of 2015. Days sales outstanding in accounts receivable was approximately 65 days at the end of the first quarter of 2016 compared to 59 days at the end of the first quarter of 2015 and 59 days at year-end 2015. Days inventory outstanding was approximately 71 days at the end of the first quarter of 2016 compared to 65 days at the year-end 2015 and 65 days at end of the first quarter of 2015.

Outlook

Net sales for the company’s core business (legacy businesses and the recent member’s acquisition) in the second quarter of 2016 are expected to be in the range of $230 million to $240 million. The midpoint of this range represents 5% growth over the prior year quarter. In addition, revenue from the PolySwitch business is expected to be in the range of $35 million to $37 million for the second quarter of 2016. The total company 2016 second quarter Net sales is expected in the range of $265 million to $277 million.

The company believes it can grow 2016 revenue in its core business (excluding PolySwitch) in the low to mid single digits versus 2015.  The company expects revenue of approximately $40 million per quarter in the second half of 2016 for its PolySwitch business.

Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).

The statements in this section and the other sections of this report that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of the PSLRA. These statements may involve risks and uncertainties, including, but not limited to, risks relating to product demand and market acceptance, economic conditions, the impact of competitive products and pricing, product quality problems or product recalls, capacity and supply difficulties or constraints, coal mining exposures reserves, failure of an indemnification for environmental liability, exchange rate fluctuations, commodity price fluctuations, the effect of the company’s accounting policies, labor disputes, restructuring costs in excess of expectations, pension plan asset returns less than assumed, integration of acquisitions and other risks which may be detailed in the company’s other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This report should be read in conjunction with information provided in the financial statements appearing in the company’s Annual Report on Form 10-K for the year ended January 2, 2016. For a further discussion of the risk factors of the company, please see Item 1A. “Risk Factors” to the company’s Annual Report on Form 10-K for the year ended January 2, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The company is exposed to market risk from changes in interest rates, foreign exchange rates and commodity prices.

Interest Rates

The company had $369.5 million in debt outstanding at April 2, 2016 related to the unsecured revolving credit facility and term loan. While 100% of this debt has variable interest rates, the company’s interest expense is not materially sensitive to changes in interest rate levels since debt levels and potential interest expense increases are insignificant relative to earnings.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in the U.S., Mexico, Canada, China, Italy, Lithuania and the Philippines. During the first three months of 2016, sales to customers outside the U.S. were approximately 61% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan or Taiwanese dollars.

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

Commodity Prices

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper, zinc, silver and gold where at current prices and volumes, a 10% price change would affect annual pre-tax profit by approximately $1.9 million for copper, $0.6 million for zinc, $0.5 million for silver and $0.2 million for gold. From time to time, the company has utilized derivative instruments to hedge certain commodity exposures.

Item 4. Controls and Procedures.

As of April 2, 2016, the Chief Executive Officer and Chief Financial Officer of the company evaluated the effectiveness of the disclosure controls and procedures of the company and concluded that these disclosure controls and procedures are effective to ensure that material information relating to the company and its consolidated subsidiaries has been made known to them by the employees of the company and its consolidated subsidiaries during the period preceding the filing of this Quarterly Report on Form 10-Q and that such information is accurately recorded, processed, summarized and reported within the time periods specified in SEC rules. There were no significant changes in the company’s internal controls during the period covered by this Report that could materially affect these controls or could reasonably be expected to materially affect the company’s internal control reporting, disclosures and procedures subsequent to the last day they were evaluated by the company’s Chief Executive Officer and Chief Financial Officer. In March, 2016, the company completed the acquisition of PolySwitch. The company is in the process of transferring the accounting for PolySwitch and integrating PolySwitch into the company's existing internal control environment.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

A detailed description of risks that could have a negative impact on our business, revenues and performance results can be found under the caption “Risk Factors” in our most recent Form 10-K, filed with the SEC on March 1, 2016. There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2016 to April 30, 2017. The company did not repurchase any shares of its common stock during the first quarter of fiscal 2016. The company’s existing share repurchase authorization of 1,000,000 shares had 650,000 remaining in the program as of April 2, 2016 and expired on April 30, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1†	Change of Control Agreement, effective as of February 1, 2016, between Littelfuse, Inc. and Meenal Sethna (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 3, 2016).

10.2

Credit Agreement, dated March 4, 2016, among Littelfuse, Inc., certain subsidiaries of the company identified therein, as the Designated Borrowers, certain subsidiaries of the company identified therein, as the Guarantors, Bank of America, N.A., as Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, BMO Harris Bank, N.A., PNC Bank, National Association and Wells Fargo, National Association, as Co-Documentation Agents, Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as Sole Bookrunner and Joint Lead Arranger, and JPMorgan Chase Bank, N.A., as Joint Lead Arranger (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2016).

10.3*†	Form of Stock Option Award Agreement (Executive) under the Littelfuse, Inc. Long-Term Incentive Plan.

10.4*†	Form of Stock Option Award Agreement (Outside Director) under the Littelfuse, Inc. Long-Term Incentive Plan.

10.5*†	Form of Restricted Stock Unit Award Agreement (Executive) under the Littelfuse, Inc. Long-Term Incentive Plan.

10.6*†	Form of Restricted Stock Unit Award Agreement (Tier II Management) under the Littelfuse, Inc. Long-Term Incentive Plan.

10.7*†	Form of Restricted Stock Unit Award Agreement (Outside Director) under the Littelfuse, Inc. Long-Term Incentive Plan.

31.1*	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Meenal A. Sethna, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

Date: May 6, 2016	By /s/ Meenal A. Sethna
Meenal A. Sethna Executive Vice President and Chief Financial Officer (As duly authorized officer and as the principal financial and accounting officer)