Form 10-Q
period 2016-07-02
LITTELFUSE INC /DE
filed 2016-08-05
CIK 889331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 2, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-20388

LITTELFUSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8755 W. Higgins Road, Suite 500
Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

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

As of July 29, 2016, 22,453,175 shares of common stock, $.01 par value, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LITTELFUSE, INC.

Condensed Consolidated Balance Sheets

(In thousands of USD, except share amounts)

	July 2, 2016	January 2, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$179,461	$328,786
Short-term investments	3,920	4,179
Accounts receivable, less allowances	197,543	142,882
Inventories	124,700	98,629
Prepaid expenses and other current assets	14,253	8,238
Total current assets	519,877	582,714
Property, plant and equipment:
Land	14,255	5,236
Buildings	84,457	71,383
Equipment	450,597	382,429
	549,309	459,048
Accumulated depreciation	(324,799)	(296,480)
Net property, plant and equipment	224,510	162,568
Intangible assets, net of amortization:
Patented and unpatented technologies, licenses and software	76,703	20,221
Distribution network	18,664	16,490
Customer lists, trademarks and tradenames	92,313	54,912
Goodwill	363,341	189,767
Investments	13,936	15,197
Deferred income taxes	13,994	8,333
Other assets	18,460	14,058

Total assets	$1,341,798	$1,064,260

Liabilities and Equity
Current liabilities:
Accounts payable	$78,197	$51,658
Accrued payroll	30,615	32,611
Accrued expenses	55,716	24,145
Accrued severance	1,328	3,798
Accrued income taxes	6,682	15,567
Current portion of long-term debt	6,250	87,000
Total current liabilities	178,788	214,779
Long-term debt, less current portion	361,732	83,753
Deferred income taxes	6,347	8,014
Accrued post-retirement benefits	7,498	5,653
Other long-term liabilities	12,576	12,809
Total equity	774,857	739,252

Total liabilities and equity	$1,341,798	$1,064,260

Common shares issued of 22,552,780 and 22,420,785, at July 2, 2016, and January 2, 2016, respectively.

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Net Income

(In thousands of USD, except per share amounts, unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Net sales	$271,912	$222,021	$491,310	$432,334

Cost of sales	174,046	136,740	306,289	270,723

Gross profit	97,866	85,281	185,021	161,611

Selling, general and administrative expenses	51,092	38,772	93,458	75,117
Research and development expenses	11,916	7,361	20,481	14,745
Amortization of intangibles	5,156	2,977	8,952	6,030
	68,164	49,110	122,891	95,892

Operating income	29,702	36,171	62,130	65,719

Interest expense	1,670	948	3,715	2,099
Foreign exchange (gain) loss	(6,237)	(1,292)	(2,414)	1,825
Other (income) expense, net	255	(1,202)	(262)	(2,328)

Income before income taxes	34,014	37,717	61,091	64,123

Income taxes	6,862	9,033	14,650	15,444

Net income	$27,152	$28,684	$46,441	$48,679

Net income per share (see Note 9):
Basic	$1.21	$1.26	$2.07	$2.15
Diluted	$1.20	$1.26	$2.05	$2.13

Weighted average shares and equivalent shares outstanding:
Basic	22,528	22,691	22,483	22,645
Diluted	22,674	22,835	22,647	22,810

Cash dividends paid per common share	$0.29	$0.25	$0.58	$0.50

LITTELFUSE, INC.

Consolidated Statements of Comprehensive Income

(In thousands of USD, unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Net income	$27,152	$28,684	$46,441	$48,679
Other comprehensive income (loss):
Pension liability adjustments (net of tax of $32 and $385 for the three months ended 2016 and 2015, and $365 and $416 for the six months ended 2016 and 2015, respectively)	(137)	(198)	(45)	(124)
Reclassification adjustments to expense, (net of tax of $0 and ($249), for the three months ended 2016 and 2015, and ($0) and ($498) for the six months ended 2016 and 2015, respectively)	71	985	144	1,971
Unrealized (loss) gain on investments	(252)	1,380	(1,486)	3,336
Foreign currency translation adjustments	(14,935)	3,821	(3,180)	(10,153)
Comprehensive income	$11,899	$34,672	$41,874	$43,709

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Cash Flows

(In thousands of USD, unaudited)

	For the Six Months Ended
	July 2, 2016	June 27, 2015
Operating activities:
Net income	$46,441	$48,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,156	14,761
Amortization of intangibles	8,952	6,030
Stock-based compensation	6,124	5,764
Impairment of long-lived assets	1,391	—
Non-cash inventory charge	6,902	—
Excess tax benefit on share-based compensation	(1,585)	(1,470)
Loss on sale of assets	331	329
Changes in operating assets and liabilities:
Accounts receivable	(20,846)	(21,266)
Inventories	(1,282)	(1,199)
Accounts payable	2,974	3,440
Accrued expenses (including post-retirement)	5,715	11,129
Accrued payroll and severance	(10,227)	(3,652)
Accrued taxes	(13,946)	(3,003)
Prepaid expenses and other	(11,824)	2,422
Net cash provided by operating activities	35,276	61,964

Investing activities:
Acquisition of businesses, net of cash acquired	(354,356)	—
Purchases of property, plant, and equipment	(20,217)	(26,388)
Decrease in entrusted loan receivable	—	3,519
Proceeds from sale of assets	370	48
Net cash used in investing activities	(374,203)	(22,821)

FINANCING activities:
Proceeds from revolving credit facility	258,000	11,000
Proceeds from term loan	125,000	—
Payments of revolving credit facility	(97,500)	(21,000)
Payments of term loan	(86,563)	(2,500)
Payments of entrusted loan	—	(3,519)
Debt issuance costs	(1,701)	(42)
Cash dividends paid	(12,995)	(11,296)
Proceeds from exercise of stock options	2,960	6,278
Excess tax benefit on share-based compensation	1,586	1,470
Net cash (used in) provided by financing activities	188,787	(19,609)

Effect of exchange rate changes on cash and cash equivalents	815	(5,190)

Increase (decrease) in cash and cash equivalents	(149,325)	14,344
Cash and cash equivalents at beginning of period	328,786	297,571
Cash and cash equivalents at end of period	$179,461	$311,915

See accompanying notes.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Littelfuse, Inc. and its subsidiaries (the “company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheet, statements of net income and comprehensive income and cash flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the periods ended July 2, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the company’s consolidated financial statements and the notes thereto incorporated by reference in the company’s Annual Report on Form 10-K for the year ended January 2, 2016.

The company’s unaudited consolidated statement of income for the three months ended July 2, 2016 include the operating results of PolySwitch for the three month period from March 25, 2016 through June 25, 2016. The company’s unaudited consolidated statements of income for the three and six months ended July 2, 2016 both exclude a portion of the operating results of the PolySwitch business for the eight day period of June 26, 2016 through July 2, 2016. The related excluded portion of the operating results of PolySwitch for this eight day period is not material to the company’s financial statements for the three and six months ended July 2, 2016 and will be included within the company’s statement of income for the quarter ended October 1, 2016.

2. Correction of immaterial errors

In the second quarter of 2016, management determined that the company may incur additional income taxes and interest in a foreign jurisdiction with respect to the 2011 through 2015 fiscal years. The cumulative adjustment for this income tax (including interest of $1.5 million) as of January 2, 2016, is approximately $4.9 million. The adjustment applicable to 2015, 2014, 2013, 2012 and 2011 was $1.6 million, $1.3 million, $1.0 million, $0.9 million and $0.1 million, respectively.

Pursuant to the guidance of Staff Accounting Bulletin ("SAB") No. 99, Materiality, the Company concluded that the errors were not material to any of its applicable prior period annual and quarterly financial statements. Although the errors were immaterial to prior periods, the prior period annual financial statements were revised, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, due to the significance of the out-of-period correction. The adjustment for each year has been treated as applicable to the fourth quarter of each year.

A reconciliation of the effects of the adjustments to the previously reported balance sheet at January 2, 2016 follows ($ in thousands):

	January 2, 2016
	Previously Reported	Adjustment	As Revised
Accrued income taxes	$10,621	$4,946	$15,567
Total current liabilities	209,833	4,946	214,779
Total equity	744,198	(4,946)	739,252

A reconciliation of the effects of the adjustments to the previously reported statements of net income for the years ended January 2, 2016 and December 27, 2014 follows ($ in thousands, except per share amounts):

	Year Ended January 2, 2016			Year Ended December 27, 2014
	Previously Reported	Adjustment	As Revised	Previously Reported	Adjustment	As Revised
Income taxes	$24,482	$1,600	$26,082	$32,228	$1,318	$33,546
Net income	82,466	(1,600)	80,866	99,418	(1,318)	98,100
Net income per share - Basic	$3.65	$(0.07)	$3.58	$4.41	$(0.06)	$4.35
Net income per share - Diluted	$3.63	$(0.07)	$3.56	$4.37	$(0.05)	$4.32

A reconciliation of the effects of the adjustments to the previously reported statements of cash flows for the years ended January 2, 2016 and December 27, 2014 follows ($ in thousands):

	Year Ended January 2, 2016			Year Ended December 27, 2014
	Previously Reported	Adjustment	As Revised	Previously Reported	Adjustment	As Revised
Net income	$82,466	$(1,600)	$80,866	$99,418	$(1,318)	$98,100
Accrued taxes	(1,043)	1,600	557	(549)	1,318	769
Net cash provided by operating activities	165,826	—	165,826	153,141	—	153,141

A reconciliation of the effects of the adjustments to the previously reported statements of equity for the years ended January 2, 2016 and December 27, 2014 follows ($ in thousands):

	Year Ended January 2, 2016			Year Ended December 27, 2014
	Previously Reported	Adjustment	As Revised	Previously Reported	Adjustment	As Revised
Net income	$82,466	$(1,600)	$80,866	$99,418	$(1,318)	$98,100
Comprehensive income	57,921	(1,600)	56,321	57,875	(1,318)	56,557
Retained earnings	562,717	(4,946)	557,771	523,302	(3,346)	519,956
Total shareholders’ equity	744,198	(4,946)	739,252	727,665	(3,346)	724,319

A reconciliation of the effects of the adjustments to the previously reported statement of equity at December 28, 2013 follows ($ in thousands):

	December 28, 2013
	Previously Reported	Adjustment	As Revised
Retained earnings	$445,059	$(2,028)	$443,031
Total shareholders’ equity	686,916	(2,028)	684,888

3. Reclassifications

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

4. Acquisition of Businesses

Menber’s

On April 4, 2016, the company completed the acquisition of Menber’s S.p.A. (“Menber’s”) headquartered in Legnago, Italy for $18.7 million, after settlement of a working capital adjustment. At July 2, 2016, $17.8 million of the $18.7 million purchase price has been paid and financed through a mixture of cash on hand and borrowings under the company’s revolving credit facility, with the remaining consideration expected to be paid out in the remainder of 2016. The acquired business is part of the company's commercial vehicle product business within the Automotive segment, specializes in the design, manufacturing and selling of manual and electrical battery switches and trailer connectors for commercial vehicles.

The following table represents the preliminary allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of Menber’s based on the company’s preliminary estimate of their respective fair values at the acquisition date (in thousands):

Total purchase consideration:
Cash	$17,798
Additional consideration payable	919
Total purchase consideration	$18,717
Preliminary allocation of consideration to assets acquired and liabilities assumed:
Cash	$15
Current assets, net	13,287
Property, plant and equipment	1,558
Customer relationships	3,066
Patented and unpatented technologies	389
Trademarks and tradenames	1,849
Goodwill	7,364
Current liabilities	(7,367)
Other non-current liabilities	(1,444)
$18,717

All Menber’s goodwill and other assets and liabilities were recorded in the Automotive segment and reflected in the Europe geographical area. The customer relationships are being amortized over 10 years. The patented and unpatented technologies are being amortized over 5 years. The trademarks and tradenames are being amortized over 10 years. The goodwill resulting from this acquisition consists largely of the company’s expected future product sales and synergies from combining Menber’s products with the company’s existing automotive product portfolio. Goodwill for the above acquisition is not expected to be deductible for tax purposes.

Included in the company’s consolidated statements of net income for the three months ended July 2, 2016 are net sales of approximately $6.8 million and income before income taxes of approximately $0.6 million since the April 4, 2016 acquisition of Menber’s.

The company incurred legal, professional and other costs related to this acquisition aggregating approximately $0.1 and $0.2 million for the three and six months ended July 2, 2016. These costs were recognized as selling, general and administrative expenses and reflected as other non-segment costs.

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

The following table represents the preliminary allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of PolySwitch based on the company’s preliminary estimate of their respective fair values at the acquisition date (in thousands):

Total purchase consideration	$350,000

Preliminary allocation of consideration to assets acquired and liabilities assumed:
Cash	$16,958
Other current assets, net	57,114
Property, plant and equipment	57,042
Patented and unpatented technologies	56,425
Customer relationships	39,720
Goodwill	165,797
Other long-term assets	15,899
Current liabilities	(53,389)
Other non-current liabilities	(5,566)
$350,000

All PolySwitch goodwill and other assets and liabilities were recorded in the Automotive and Electronics segments and reflected in all geographic areas. The customer relationships are being amortized over 15 years. The patented and unpatented technologies are being amortized over 10 years. The goodwill resulting from this acquisition consists largely of the company’s expected future product sales and synergies from combining PolySwitch products with the company’s existing automotive and electronics product portfolio. A portion of the goodwill for the above acquisition is expected to be deductible for tax purposes.

As required by purchase accounting rules, the company recorded a $6.9 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up was amortized as a non-cash charge to cost of goods sold during the second quarter of 2016, as the acquired inventory was sold, and reflected as other non-segment costs.

Included in the company’s consolidated statements of net income for the three months ended July 2, 2016 are net sales of approximately $36.4 million and a loss before income taxes of approximately $9.1 million since the March 25, 2016 acquisition of PolySwitch.

The company incurred legal, professional and other costs related to this acquisition aggregating approximately $5.7 million and $11.6 million for the three and six months ended July 2, 2016, respectively. Of these costs, approximately $0.9 million were recognized as cost of goods sold during the second quarter and the remainder of the costs both periods were recognized as selling, general and administrative expenses. All of these costs were reflected as other non-segment costs.

Sigmar S.r.l

On October 1, 2015, the company acquired 100% of Sigmar S.r.l. (“Sigmar”). The total purchase price for Sigmar is expected to be $6.7 million, net of cash acquired and including: (1) additional consideration of $1.1 million paid in the first six months of 2016 relating to certain working capital related adjustments and an earn-out clause payment; and (2) estimated additional net payments of up to $0.8 million, a portion of which is subject to the achievement of certain milestones.

Located in Ozegna, Italy, Sigmar is a leading global manufacturer of water-in-fuel sensors and also manufactures selective catalytic reduction (SCR) quality sensors, diesel fuel heaters and rotating oil filters for automotive and commercial vehicle applications. The acquisition further expanded the company’s automotive sensor product line offerings within its Automotive segment. The company funded the acquisition with available cash.

The following table sets forth the preliminary purchase price allocation for Sigmar acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values (in thousands):

Total purchase consideration:
Cash	$5,845
Estimated additional consideration payable	844
Total purchase consideration	$6,689
Preliminary allocation of consideration to assets acquired and liabilities assumed:
Cash	$230
Current assets, net	4,011
Property, plant and equipment	1,097
Goodwill	2,552
Patents	2,845
Current liabilities	(1,478)
Other non-current liabilities	(2,568)
$6,689

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

Pro Forma Results

The following table summarizes, on a pro forma basis, the combined results of operations of the company and PolySwitch as though the acquisition had occurred as of December 28, 2014. The company has not provided pro forma results of operations for Menber’s or Sigmar as these results were not material to the company. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the PolySwitch acquisition occurred as of December 28, 2014 or of future consolidated operating results.

	For the Three Months Ended		For the Six Months Ended
(in thousands, except per share amounts)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net sales	$271,912	$267,711	$525,520	$523,844
Income before income taxes	40,916	41,206	72,348	64,881
Net income	32,662	32,743	57,085	56,493
Net income per share — basic	1.45	1.44	2.54	2.49
Net income per share — diluted	1.44	1.43	2.52	2.48

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

The historical PolySwitch results for the three and six months ended July 2, 2016 and June 27, 2015 do not include a provision for income taxes. Income tax expense for the historical PolySwitch business was only provided at the end of the business’s fiscal year ended September 25, 2015.

5. Inventories

The components of inventories at July 2, 2016 and January 2, 2016 are as follows (in thousands):

	July 2, 2016	January 2, 2016
Raw material	$37,738	$33,599
Work in process	24,978	16,479
Finished goods	61,984	48,551
Total inventories	$124,700	$98,629

6. Investments

The company’s investments represent shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company, and shares of Monolith Semiconductor, Inc. (“Monolith”), a Texas-based start-up company.

Polytronics

The Polytronics investment was acquired as part of the Littelfuse GmbH acquisition. The fair value of the Polytronics investment was €9.4 million (approximately $10.4 million) at July 2, 2016 and €10.7 million (approximately $11.7 million) at January 2, 2016. Included in 2016 other comprehensive income is an unrealized loss of $1.5 million, due to the decrease in fair market value of the Polytronics investment. The remaining change in in the recorded value was due to the impact of changes in exchange rates.

Monolith

In December, 2015, the company invested $3.5 million in the preferred stock of Monolith, a U.S. start-up company developing silicon carbide technology, which represents approximately 12% of the common stock of Monolith on an as-converted basis. The company accounts for its investment in Monolith under the cost method. The value of the Monolith investment was $3.5 million at July 2, 2016 and January 2, 2016.

7. Debt

The carrying amounts of debt at July 2, 2016 and January 2, 2016 are as follows (in thousands):

	July 2, 2016	January 2, 2016
Revolving credit facility	$237,500	$77,000
Term loan	123,438	85,000
Entrusted loan	9,256	9,474
Unamortized debt issuance costs	(2,212)	(721)
Total debt	367,982	170,753
Less: Current maturities	6,250	87,000
Total long-term debt	$361,732	$83,753

Revolving Credit Facility / Term Loan

On March 4, 2016, the company entered into a new credit agreement with Bank of America, as agent, for up to $700.0 million which consists of an unsecured revolving credit facility of $575.0 million and an unsecured term loan credit facility of up to $125.0 million. The new credit agreement is for a five year period. The new credit agreement replaced the company’s previous credit agreement dated May 31, 2013, which was terminated on March 4, 2016. As of July 2, 2016, the company had had $0.1 million outstanding in letters of credit and had available $337.4 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 1.5% (1.97% as of July 2, 2016). At July 2, 2016, the company was in compliance with all covenants under the credit agreement.

Entrusted Loan

During 2014, the company entered into an entrusted loan arrangement (“Entrusted Loan”) of RMB 110.0 million (approximately $17.9 million) between two of its China legal entities, Littelfuse Semiconductor (Wuxi) Company (the “lender”) and Suzhou Littelfuse OVS Ltd. (the “borrower”), utilizing Bank of America, N.A., Shanghai Branch as agent. Direct borrowing and lending between two commonly owned commercial entities was strictly forbidden at the time under China’s regulations requiring the use of a third party agent to enable loans between Chinese legal entities. As a result, the Entrusted Loan is reflected as both a long-term asset and long-term debt on the company’s Consolidated Balance Sheets and is reflected in the investing and financing activities in its Consolidated Statements of Cash Flows. Interest expense and interest income will be recorded between the lender and borrower with no net impact on the company’s Consolidated Statements of Income since the amounts will be offsetting. The loan interest rate per annum is 5.25%. The Entrusted Loan is used to finance the operation and working capital needs of the borrower and matures in November 2019. The balance of the Entrusted Loan was RMB 61.5 million (approximately $9.3 million) at July 2, 2016.

Debt Issuance Costs

The company incurred debt issuance costs of $1.7 million in relation to the new credit agreement which along with the remaining balance of debt issuance costs of the previous credit facility, are being amortized over the life of the new credit agreement. This new credit agreement was determined to be a modification under ASC 470-50 of the previous credit agreement.

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

Investments

The company holds an investment in the equity securities of Polytronics as described in Note 6. Equity securities listed on a national market or exchange, such as Polytronics, are valued at the last sales price. Such securities are classified within Level 1 of the valuation hierarchy. The company also holds an investment in Monolith as described in Note 6 for which the value of the $3.5 million represents the cost of the investment.

There were no changes during the quarter ended July 2, 2016 to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of July 2, 2016 and January 2, 2016 the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of July 2, 2016 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$10,438	$—	$—	$10,438
Total	$10,438	$—	$—	$10,438

The following table presents assets measured at fair value by classification within the fair value hierarchy as of January 2, 2016 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$11,697	$—	$—	$11,697
Total	$11,697	$—	$—	$11,697

The company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximate their fair values. The company’s debt fair value approximates book value at July 2, 2016 and January 2, 2016, respectively, as the variable interest rates fluctuate along with market interest rates.

9. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share of July 2, 2016 and June 27, 2015 (in thousands, except per share amounts).

	For the Three Months Ended		For the Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Net income	$27.152	$28.684	$46,441	$48,679

Average shares outstanding - Basic	22,528	22,691	22,483	22,645

Net effect of dilutive stock options and restricted share units	146	144	164	165

Average shares - Diluted	22,674	22,835	22,647	22,810

Net income per share:
Basic	$1.21	$1.26	$2.07	$2.15
Diluted	$1.20	$1.26	$2.05	$2.13

Potential shares of common stock relating to stock options excluded from the earnings per share calculation because their effect would be anti-dilutive were 60,491 and 113,878 for the three months ended July 2, 2016 and June 27, 2015, respectively, and 36,699 and 90,875 for the six months ended July 2, 2016 and June 27, 2015, respectively.

10. Income Taxes

The effective tax rate for the second quarter of 2016 was 20.2% compared to an effective tax rate of 23.9% in the second quarter of 2015. The effective tax rate for the six months ended July 2, 2016 was 24.0% as compared to an effective tax rate of 24.1% for the six months ended June 27, 2015. The effective tax rates for all periods presented are lower than the U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions.

11. Pensions

The components of net periodic benefit cost for the three and six months ended July 2, 2016, compared with the three and six months ended June 27, 2015, were (in thousands):

	U.S. Pension Benefits				Foreign Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Service cost	$-	$250	$-	$500	$333	$315	$665	$630
Interest cost	-	1,031	-	2,062	496	513	993	1,026
Expected return on plan assetsassets	-	(916)	-	(1,832)	(520)	(601)	(1,040)	(1,201)
Amortization of net loss	-	290	-	580	73	62	146	123
Total cost (credit) of the plan	-	655	-	1,310	382	289	764	578
Expected plan participants’ contribution	-	-	-	-	-	-	-	-
Net periodic benefit cost (credit)	$-	$655	$-	$1,310	$382	$289	$764	$578

* The U.S. pension plan was terminated effective July 30, 2014 and, following receipt of a favorable Letter of Determination from the IRS (dated April 14, 2015), all liabilities of the plan were settled during the third quarter of fiscal 2015.

The expected rate of return assumption on U.S. pension assets was 3.90% in 2015. The expected return on foreign pension assets is 4.95% and 5.39% in 2016 and 2015, respectively.

12. Segment and Geographic Information

The company and its subsidiaries design, manufacture and sell components and modules for circuit protection, power control and sensing throughout the world. The company reports its operations by the following segments: Electronics, Automotive, and Industrial. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM is the company’s President and Chief Executive Officer (“CEO”). The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes, but does not evaluate the operating segments using discrete balance sheet information.

Sales, marketing and research and development expenses are charged directly into each operating segment. Manufacturing, purchasing, logistics, customer service, finance, information technology and human resources are shared functions that are allocated back to the three operating segments. The company does not report inter-segment revenue because the operating segments do not record it. Certain expenses, determined by the CODM to be strategic in nature and not directly related to segments current results, are not allocated but identified as “Other”. Additionally, the company does not allocate interest and other income, interest expense, or taxes to operating segments. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Although the CODM uses operating income (loss) to evaluate the segments, operating costs included in one segment may benefit other segments. Except as discussed above, the accounting policies for segment reporting are the same as for the company as a whole.

Segment information for the three and six months ended July 2, 2016 and June 27, 2015 are summarized “as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net sales
Electronics	$132,170	$105,553	$230,966	$204,933
Automotive	111,370	85,918	203,303	169,989
Industrial	28,372	30,550	57,041	57,412
Total net sales	$271,912	$222,021	$491,310	$432,334

Depreciation and amortization
Electronics	$7,717	$5,775	$13,089	$11,573
Automotive	4,988	3,303	8,254	6,639
Industrial	1,376	1,295	2,828	2,579
Other(1)	-	-	937	-
Total depreciation and amortization	$14,081	$10,373	$25,108	$20,791

Operating income (loss)
Electronics	$25,259	$22,167	$47,675	$40,832
Automotive	16,474	12,699	33,965	23,870
Industrial	2,028	4,709	3,701	7,439
Other(2)	(14,059)	(3,404)	(23,211)	(6,422)
Total operating income	29,702	36,171	62,130	65,719
Interest expense	1,670	948	3,715	2,099
Foreign exchange (gain) loss	(6,237)	(1,292)	(2,414)	1,825
Other (income) expense, net	255	(1,202)	(262)	(2,328)
Income before income taxes	$34,014	$37,717	$61,091	$64,123

(1) Consists of intangible impairments. (See Note 14).

(2) Included in “Other” Operating income (loss) for the 2016 second quarter is $6.1 million ($12.3 million year-to-date) of acquisition-related costs primarily related to legal and integration costs associated with the company’s acquisition of the PolySwitch business, a $6.9 million ($6.9 million year-to-date) inventory adjustment relating to the PolySwitch acquisition as described in Note 4, $0.3 million ($1.9 million year-to-date) in charges related to the closure of the company’s manufacturing facility in Denmark, $0.7 million ($1.7 million year-to-date) related to the company’s transfer of its reed sensor manufacturing operations from the U.S. and China to the Philippines and $0.1 million ($0.4 million year-to-date) related to internal legal restructuring costs.

Included in “Other” Operating income (loss) for the 2015 second quarter is $0.9 million ($1.9 million year-to-date) of costs related to the company’s transfer of its reed sensor manufacturing from the U.S. to the Philippines, $1.7 million ($2.9 million year-to-date) related to internal legal restructuring, $0.2 million ($0.3 million year-to-date) related to acquisition costs and $0.7 million ($1.3 million year-to-date) of expense related to the planned termination of the U.S. pension as described in Note 11.

The company’s significant net sales by country for the three and six months ended July 2, 2016 and June 27, 2015 are summarized as follows (in thousands):

	For the Three Months Ended(a)		For the Six Months Ended(a)
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

United States	$93,036	$89,608	$178,184	$172,981
China	62,411	49,920	110,919	94,349
Other countries	116,465	82,493	202,207	165,004
Total	$271,912	$222,021	$491,310	$432,334

(a) Sales by country represent sales to customer or distributor locations.

The company’s significant long-lived assets by country as of July 2, 2016 and January 2, 2016 are summarized as follows (in thousands):

	Long-lived assets(b)
	July 2, 2016	January 2, 2016

United States	$23,985	$23,965
China	70,325	37,241
Canada	10,925	10,488
Other countries	119,275	90,874
Total	$224,510	$162,568

(b) Long-lived assets consists of net property, plant and equipment.

The company’s significant additions to long-lived assets by country for the six months ended July 2, 2016 and June 27, 2015 are summarized as follows (in thousands):

	Additions to long-lived assets
	July 2, 2016	June 27, 2015

United States	$2,783	$6,615
China	3,847	4,080
Canada	137	878
Other countries	13,450	14,815
Total	$20,217	$26,388

13. Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table sets forth the changes in the components of AOCI by component (in thousands):

AOCI component	Balance at January 2, 2016	Other comprehensive income (loss) activity	Reclassification adjustment for expense included in net income	Balance at July 2, 2016

Pension and postemployment liability and reclassification adjustments(a)	$(8,722)	$(45)	$144	$(8,623)
Unrealized gain on investments(b)	11,584	(1,486)	—	10,098
Foreign currency translation adjustment	(48,533)	(3,180)	—	(51,713)
AOCI (loss) income	$(45,671)	$(4,711)	$144	$(50,238)

(a) Balances are net of tax of $654 and $661 for July 2, 2016 and January 2, 2016, respectively.

(b) Balances are net of tax of $0 and $0 for July 2, 2016 and January 2, 2016, respectively.

14. Product Line Sale

During the first quarter of 2016, the company sold its tangible and intangible assets relating to a marine product line that it acquired as part of its acquisition of Selco A/S in 2011. In connection with this sale, the company recorded asset impairment charges of $1.4 million within cost of sales ($0.4 million), selling, general and administrative expenses (less than $0.1 million), research and development expenses (less than $0.1 million) and amortization of intangibles ($0.9) million. These charges were recognized as an “other” charge for segment reporting purposes.

15. Subsequent Event

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).

Certain statements in this section and other parts of this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the federal securities laws and are entitled to the safe-harbor provisions of the PSLRA.  These statements include statements regarding the company’s future performance, as well as management's expectations, beliefs, intentions, plans, estimates or projections relating to the future.  Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy, although not all forward-looking statements contain such terms.  The company cautions that forward-looking statements, which speak only as of the date they are made, are subject to risks, uncertainties and other factors, and actual results and outcomes may differ materially from those indicated or implied by the forward-looking statements.  These risks, uncertainties and other factors include, but  are not limited to, risks relating to product demand and market acceptance, economic conditions, the impact of competitive  products and pricing, product quality problems or product recalls, capacity and supply difficulties or constraints, coal mining  exposures reserves, failure of an indemnification for environmental liability, exchange rate fluctuations, commodity price fluctuations, the effect of the company's accounting policies, labor disputes, restructuring costs in excess of expectations,  pension plan asset returns less than assumed, integration of acquisitions and other risks which may be detailed in the  company's other Securities and Exchange Commission filings, including those set forth under  Item 1A. "Risk Factors" of the company's Annual Report on Form 10-K for the year ended January 2, 2016.  The company does not undertake any obligation to update or revise any forward-looking statements to reflect future events or circumstances, new information or otherwise.

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations,  should be read in conjunction with information provided in the financial statements and the related Notes thereto appearing in the company's Annual Report on Form 10-K for the year ended January 2, 2016.

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

Electronics Segment

The Electronics segment sells passive and semiconductor components and modules as well as sensors primarily into the global consumer electronics, general industrial and telecommunications markets. The core electronics markets are characterized by significant Asia-Pacific competition and price erosion. As a result the company is focusing additional efforts on higher growth, less price sensitive niche markets (such as LED lighting) and higher-power industrial applications. The PolySwitch business acquisition in 2016 has expanded the company’s product offering used in a wide variety of electronic products and utilizes many of the same distribution channels as the company’s legacy electronics products.

Automotive Segment

The Automotive segment is comprised of passenger vehicle circuit protection, commercial vehicle products and sensors. The primary growth drivers for these businesses are increasing global demand for passenger and commercial vehicles and increasing content per vehicle for both circuit protection and sensing products. The move away from internal combustion engines to hybrid and electric drive systems that require more circuit protection continues to be an additional growth driver. The PolySwitch business acquisition in 2016 has added to the company’s strong global presence in the automotive market. The acquisition of Menber’s further strengthens the company’s position in electrical battery switches and connectors for the commercial vehicle market.

Industrial Segment

The Industrial segment derives its revenues from power fuses, protection relays and custom products selling primarily into the industrial, mining, solar and oil and gas markets. Protection relay sales have declined due to the general slowdown in the global mining and oil and gas markets. Custom products sales have declined over the past two years due to continued end market softness in the potash mining market. The potash market has recently experienced a steep decline in market pricing. Goodwill associated with the custom products reporting unit is approximately $9 million. As of the most recent annual goodwill impairment test conducted on September 27, 2015, the fair value of custom products reporting unit exceeded its carrying value by 12%. Due to recent negative events in the potash market subsequent to the company’s quarter end, the company conducted a step one goodwill impairment analysis for the custom products reporting unit as of July 2, 2016 to determine if goodwill was impaired at this date. The fair value of this reporting unit at this date exceeded its carrying value by less than 10%.  If there is a continued future decline in the custom products reporting unit and its fair value falls below its carrying value, the goodwill may be impaired.

The following table is a summary of the company’s net sales by business unit and geography:

Net Sales by Business Unit and Geography (in thousands, unaudited)

	Second Quarter			First Six Months
	2016	2015	% Change	2016	2015	% Change
Business Unit
Electronics	$132,170	$105,553	25%	$230,966	$204,933	13%
Automotive	111,370	85,918	30%	203,303	169,989	20%
Industrial	28,372	30,550	(7%)	57,041	57,412	(1%)

Total	$271,912	$222,021	22%	$491,310	$432,334	14%

Geography(a)
Americas	$107,297	$103,033	4%	$207,120	$200,087	4%
Europe	54,406	39,125	39%	97,219	78,093	24%
Asia-Pacific	110,209	79,863	38%	186,971	154,154	21%

Total	$271,912	$222,021	22%	$491,310	$432,334	14%

(a) Sales by geography represent sales to customer or distributor locations.

The following table summarizes the company’s consolidated results of operations for the periods presented. The second quarter of 2016 includes approximately $14.1 million of additional special charges ($23.2 million year-to-date). These included $6.1 million ($12.3 million year-to-date) of acquisition-related costs primarily related to legal and integration costs associated with the company’s acquisition of the PolySwitch business, a $6.9 million ($6.9 million year-to-date) non-cash inventory charge relating to the PolySwitch acquisition as described in Note 4, $0.3 million ($1.9 million year-to-date) in charges related to the closure of the company’s manufacturing facility in Denmark, $0.7 million ($1.7 million year-to-date) related to the company’s transfer of its reed sensor manufacturing operations from the U.S. and China to the Philippines and $0.1 million ($0.4 million year-to-date) related to internal legal restructuring costs.

The second quarter of 2015 includes approximately $3.4 million of special charges ($6.4 million year-to-date) consisting of $0.9 million ($1.9 million year-to-date) related to the company’s transfer of its reed sensor manufacturing from the U.S. to the Philippines, $1.7 million ($2.9 million year-to-date) related to internal legal restructuring, $0.2 million ($0.3 million year-to-date) related to acquisition costs and $0.7 million ($1.3 million year-to-date) of expense related to the planned termination of the U.S. pension as described in Note 11.

(In thousands, unaudited)	Second Quarter			First Six Months
	2016	2015	% Change	2016	2015	% Change
Sales	$271,912	$222,021	22%	$491,310	$432,334	14%
Gross Profit	97,866	85,281	15%	185,021	161,611	14%
Operating expense	68,164	49,110	39%	122,891	95,892	28%
Operating income	29,702	36,171	(18%)	62,130	65,719	(5%)
Interest expense	1,670	948	76%	3,715	2,099	77%
Foreign exchange (gain) loss	(6,237)	(1,292)	383%	(2,414)	1,825	(232%)
Other (income) expense, net	255	(1,202)	(121%)	(262)	(2,328)	(89%)
Income before income taxes	34,014	37,717	(10%)	61,091	64,123	(5%)
Net income	$27,152	$28,684	(5%)	$46,441	$48,679	(5%)

Results of Operations – Second Quarter, 2016 compared to 2015

Net sales for the second quarter of 2016 were $271.9 million, a 22% increase compared to the prior year quarter. Excluding PolySwitch revenue of $36.4 million, net sales increased $13.5 million, or 6%, primarily due to strong organic growth in the Automotive segment and to a lesser extent organic growth in the Electronics segment, partially offset by lower sales from the Industrial segment.

Electronics sales increased $26.6 million, or 25%, compared to the prior year quarter. Excluding PolySwitch, sales increased $2.4 million, or 2%, to $107.9 million in the second quarter of 2016 compared to $105.6 million in the second quarter of 2015 primarily reflecting growth in sensor and passive products, partially offset by lower semiconductor sales. This segment continues to leverage the company’s technology expertise to design its products into a broad variety of end markets and market segments.

Automotive sales increased $25.5 million, or 30%, compared to the prior year quarter. Excluding PolySwitch, sales increased $13.3 million, or 15%, to $99.2 million in the second quarter of 2016 compared to $85.9 million in the second quarter of 2015 reflecting the recent acquisitions of Menber’s and Sigmar as well as organic growth in sensor and passenger car products. These increases in sales were partially offset by lower sales of legacy commercial vehicle products, reflecting weakness in the North American heavy truck, construction and agricultural end markets. The company expects flat to declining automotive sensor revenue in the second half of 2016 as it exits certain low margin legacy business.

Industrial sales decreased $2.2 million, or 7%, to $28.4 million in the second quarter of 2016 compared to $30.6 million in the second quarter of 2015 primarily reflecting lower relay sales, and to a lesser extent, fuse sales. The company’s fuse business has benefited from a strong U.S. solar market for a number of years, however this market slowed in the second quarter of 2016. As the U.S. Congress extended solar energy related tax credits late in 2015, many solar original equipment manufacturers pushed out projects to focus on scale and efficiencies. Sales in both the protection relay and custom products businesses continued to be impacted by weakness in the heavy industrial markets, particularly mining, and oil and gas, as those customers restrict their capital spending. In the custom products business, the company continues to see a decline in its potash market, The steep decline in potash pricing has led to further slow-downs and delays in investments by customers.

On a geographic basis, sales in the Americas increased $4.3 million, or 4%, to $107.3 million in the second quarter of 2016 compared to $103.0 million in the second quarter of 2015 primarily reflecting the addition of the PolySwitch business in the current year and, to a lesser extent, increased Automotive segment sales, partially offset by lower Industrial segment sales and $0.1 million in unfavorable currency effects from sales denominated in Canadian dollars.

Europe sales increased $15.3 million, or 39%, to $54.4 million in the second quarter of 2016 compared to $39.1 million in the second quarter of 2015 primarily due to strong sales of automotive products, the addition of the PolySwitch business in the current year, increased electronic sales and $0.8 million in favorable currency effects primarily from sales denominated in euro. Excluding currency effects, Europe sales increased $14.4 million, or 37%, year-over-year.

Asia-Pacific sales increased $30.3 million, or 38%, to $110.2 million in the second quarter of 2016 compared to $79.9 million in the second quarter of 2015 primarily reflecting the addition of the PolySwitch business in the current year and increased demand for electronics and automotive products, partially offset by unfavorable currency effects of $1.4 million. Excluding currency effects, Asia-Pacific sales increased $31.8 million, or 40%, year-over-year.

Gross profit was $97.9 million, or 36% of net sales, for the second quarter of 2016 compared to $85.3 million, or 38% of net sales, in the same quarter last year. Gross profit for 2016 includes a $6.9 million inventory adjustment relating to the PolySwitch acquisition, $0.9 million of acquisition-related costs primarily related to integration costs associated with the company’s acquisition of the PolySwitch business, $0.5 million related to the transfer of the company’s reed switch production from the U.S. and China to the Philippines and $0.3 million in charges related to the closure of the company’s manufacturing facility in Denmark. Gross profit for 2015 included $0.9 million related to the reed switch production transfer. Excluding the impact of these charges, gross profit was $106.4 million, or 39% of net sales, for the second quarter of 2016 compared to $86.2 million, or 39% of net sales, in the second quarter of 2015.

Total operating expense was $68.2 million, or 25% of net sales, for the second quarter of 2016 compared to $49.1 million, or 22% of net sales, for the same quarter in 2015. Operating expense in 2016 included $5.2 million of acquisition-related costs primarily related to legal and integration costs associated with the company’s acquisition of the PolySwitch business, $0.2 million related to the transfer of the company’s reed switch production from the U.S. and China to the Philippines and $0.1 million related to internal legal restructuring costs. Operating expense in 2015 included $1.7 million related to internal legal restructuring, $0.2 million related to acquisition costs and $0.7 million of expense related to the planned termination of the U.S. pension. Excluding these charges, total operating expense was $62.7 million, or 23% of net sales, for 2016 compared to $46.6 million, or 21% of net sales, in 2015, partially reflecting increased research and development expenses in the current year quarter as compared to the prior year quarter and incremental amortization of intangible assets associated with recent acquisitions.

Due to the reasons noted above, operating income for the second quarter of 2016 was approximately $29.7 million compared to operating income of $36.2 million for the same quarter in 2015.

Interest expense was $1.7 million in the second quarter of 2016 as compared to $0.9 million in the second quarter of 2015, primarily reflecting higher borrowings relating to the March 2016 acquisition of the PolySwitch business.

Foreign exchange (gain) loss, reflecting net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide, was approximately $6.2 million of income for the second quarter of 2016 and $1.3 million of income for the second quarter of 2015 and primarily reflects fluctuations in the euro and Philippine peso against the U.S. dollar and the euro against the Japanese yen.

Other (income) expense, net, consisting of interest income, royalties and non-operating income items was approximately $0.3 million of expense for second quarter of 2016 and $1.2 million of income for the second quarter of 2015. The quarter over quarter decline primarily reflects lower interest income in the current year quarter due to cash used for the acquisition of the PolySwitch business in March 2016.

Income before income taxes was $34.0 million for the second quarter of 2016 compared to $37.7 million for the second quarter of 2015. Income tax expense was $6.9 million with an effective tax rate of 20.2% for the second quarter of 2016 compared to income tax expense of $9.0 million with an effective tax rate of 23.9% in the second quarter of 2015. The effective tax rates for both the second quarter of 2016 and 2015 are lower than the U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions.

Net income for the second quarter of 2016 was $27.2 million or $1.20 per diluted share compared to net income of $28.7 million or $1.26 per diluted share for the same quarter of 2015.

Results of Operations – Six Months, 2016 compared to 2015

Net sales for the first six months of 2016 were $491.3 million, a 14% increase compared to the prior year period. Excluding PolySwitch revenue of $36.4 million, net sales increased $22.6 million, or 5%, primarily due to strong organic growth in the Automotive segment and to a lesser extent organic growth in the Electronics segment.

Electronics sales increased $26.0 million, or 13%, compared to the prior year period. Excluding PolySwitch, sales increased $1.8 million, or 1%, to $206.7 million in the first six months of 2016 compared to $204.9 million in the first six months of 2015, primarily reflecting growth in sensor and passive products, partially offset by lower semiconductor sales. The Electronics segment experienced $1.6 million in unfavorable currency effects in the first six months of 2016 primarily from sales denominated in the renminbi and, to a lesser extent, sales denominated in the Korean won. Excluding currency effects, Net sales excluding PolySwitch, increased $3.4 million, or 2%, year-over-year. This segment continues to leverage the company’s technology expertise to design its products into a broad variety of end markets and market segments.

Automotive sales increased $33.3 million, or 20%, compared to the prior year period. Excluding PolySwitch, Automotive sales increased $21.1 million, or 12%, to $191.1 million in the first six months of 2016 compared to $170.0 million in the first six months of 2015 reflecting the recent acquisitions of Menber’s and Sigmar as well as organic growth in sensor and passenger car products. These increases in sales were partially offset by lower sales of legacy commercial vehicle products, reflecting weakness in the North American heavy truck, construction and agricultural end markets. The company expects flat to declining automotive sensor revenue in the second half of 2016 as it exits certain low margin legacy business. The Automotive segment experienced $1.9 million in unfavorable currency effects in the first six months of 2016 primarily from sales denominated in the renminbi. Excluding currency effects, net sales increased $23.0 million, or 14%, year-over-year.

Industrial sales decreased $0.4 million, or 1%, to $57.0 million in the first six months of 2016 compared to $57.4 million in the first six months of 2015 primarily reflecting lower relay sales, partially offset by increased custom sales. The company’s fuse business has benefited from a strong U.S. solar market for a number of years, however this market slowed in the second quarter of 2016. As the U.S. Congress extended solar energy related tax credits late in 2015, many solar original equipment manufacturers pushed out projects to focus on scale and efficiencies. Sales in both the protection relay and custom products businesses continued to be impacted by weakness in the heavy industrial markets, particularly mining, and oil and gas, as those customers restrict their capital spending. In the custom products business, the company continues to see a decline in its potash market, The steep decline in potash pricing has led to further slow-downs and delays in investments by customers.

On a geographic basis, sales in the Americas increased $7.0 million, or 4%, to $207.1 million in the first six months of 2016 compared to $200.1 million in the first six months of 2015 primarily reflecting the addition of the PolySwitch business in the current year and increased automotive segment sales and $0.8 million in unfavorable currency effects from sales denominated in Canadian dollars.

Europe sales increased $19.1 million, or 25%, to $97.2 million in the first six months of 2016 compared to $78.1 million in the first six months of 2015 primarily due to strong sales of automotive products, the addition of the PolySwitch business in the current year and increased electronic sales, partially offset by $0.4 million in unfavorable currency effects primarily from sales denominated in euro.

Asia-Pacific sales increased $32.8 million, or 21%, to $187.0 million in the first six months of 2016 compared to $154.2 million in the first six months of 2015 primarily reflecting the addition of the PolySwitch business in the current year and increased demand for electronics and automotive products, partially offset by unfavorable currency effects of $3.1 million. Excluding currency effects, Asia-Pacific sales increased $35.9 million, or 23%, year-over-year.

Gross profit was $185.0 million, or 38% of net sales, for the first six months of 2016 compared to $161.6 million, or 37% of net sales, in the same period last year. Gross profit for 2016 includes a $6.9 million non-cash inventory charge relating to the PolySwitch acquisition, $1.5 million related to the transfer of the company’s reed switch production from the U.S. and China to the Philippines, $0.9 million of acquisition-related costs primarily related to integration costs associated with the company’s acquisition of the PolySwitch business, $0.5 million in charges related to the closure of the company’s manufacturing facility in Denmark and $0.1 million related to internal legal restructuring costs. Gross profit for 2015 included $1.9 million related to the reed switch production transfer. Excluding the impact of these charges, gross profit was $194.9 million, or 40% of net sales, for the first six months of 2016 compared to $163.5 million, or 38% of net sales, in the first six months of 2015.

Total operating expense was $122.9 million, or 25% of net sales, for the first six months of 2016 compared to $95.9 million, or 22% of net sales, for the same period in 2015. Operating expense in 2016 included $11.4 million of acquisition-related costs primarily related to legal and integration costs associated with the company’s acquisition of the PolySwitch business, $1.4 million in charges related to the closure of the company’s manufacturing facility in Denmark, $0.3 million related to internal legal restructuring costs and $0.2 million related to the transfer of the company’s reed switch production from the U.S. and China to the Philippines. Operating expense in 2015 included $2.9 million related to internal legal restructuring, $0.3 million related to acquisition costs and $1.3 million of expense related to the planned termination of the U.S. pension. Excluding these charges, total operating expense was $109.6 million, or 22% of net sales, for 2016 compared to $91.4 million, or 21% of net sales, in 2015, partially reflecting increased research and development expenses in the current year quarter as compared to the prior year quarter and incremental amortization of intangible assets associated with recent acquisitions.

Due to reasons noted above, operating income for the first six months of 2016 was approximately $62.1 million compared to operating income of $65.7 million for the same period in 2015.

Interest expense was $3.7 million in the first six months of 2016 as compared to $2.1 million in the first six months of 2015, primarily reflecting higher borrowings relating to the March 2016 acquisition of the PolySwitch business.

Foreign exchange (gain) loss, reflecting net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide, was approximately $2.4 million of income for the first six months of 2016 and $1.8 million of loss for the first six months of 2015 and primarily reflects fluctuations in the euro and Philippine peso against the U.S. dollar and the euro against the Japanese yen.

Other (income) expense, net, consisting of interest income, royalties and non-operating income items was approximately $0.3 million of income for first six months of 2016 and $2.3 million of income for the first six months of 2015. The period over period decline primarily reflects lower interest income in the current year period due to cash used for the acquisition of the PolySwitch business in March 2016.

Income before income taxes was $61.1 million for the first six months of 2016 compared to $64.1 million for the first six months of 2015. Income tax expense was $14.7 million with an effective tax rate of 24.0% for the first six months of 2016 compared to income tax expense of $15.4 million with an effective tax rate of 24.1% in the first six months of 2015. The effective tax rates for both the first six months of 2016 and 2015 are lower than the U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions.

Net income for the first six months of 2016 was $46.4 million or $2.05 per diluted share compared to net income of $48.7 million or $2.13 per diluted share for the same period of 2015.

Liquidity and Capital Resources

As of July 2, 2016, $166.5 million of the $179.5 million of the company’s cash and cash equivalents was held by foreign subsidiaries. Of the $166.5 million held by foreign subsidiaries, approximately $20.1 million could be repatriated with minimal tax consequences. The company expects to maintain its foreign cash balances (other than the aforementioned $20.1 million) for local operating requirements, to provide funds for future capital expenditures and for potential acquisitions. The company does not expect to repatriate these funds to the U.S.

The company historically has financed capital expenditures through cash flows from operations. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the company’s operations and its debt obligations for the foreseeable future.

Revolving Credit Facility/Term Loan

On March 4, 2016, the company entered into a new credit agreement with Bank of America, as agent, for up to $700.0 million which consists of an unsecured revolving credit facility of $575.0 million and an unsecured term loan credit facility of up to $125.0 million. The new credit agreement is for a five year period. The new credit agreement replaced the company’s previous credit agreement dated May 31, 2013, which was terminated on March 4, 2016. As of July 2, 2016, the company had available $337.4 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 1.5% (1.97% as of July 2, 2016).

The company incurred debt issuance costs of $1.7 million in relation to the new credit agreement which along with the remaining balance of debt issuance costs of the previous credit facility, are being amortized over the life of the new credit agreement. This new credit agreement was determined to be a modification under ASC 470-50 of the previous credit agreement.

This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At July 2, 2016, the company was in compliance with all covenants under the credit agreement.

The company also had $0.1 million outstanding in letters of credit at July 2, 2016. No amounts were drawn under these letters of credit at July 2, 2016.

Entrusted Loan

During the fourth quarter of 2014, the company entered into an entrusted loan arrangement (“Entrusted Loan”) of RMB 110.0 million (approximately $17.9 million) between two of its China legal entities, Littelfuse Semiconductor (Wuxi) Company (the “lender”) and Suzhou Littelfuse OVS Ltd. (the “borrower”), utilizing Bank of America, N.A., Shanghai Branch as agent. Direct borrowing and lending between two commonly owned commercial entities was strictly forbidden at the time under China’s regulations requiring the use of a third party agent to enable loans between Chinese legal entities. As a result, the Entrusted Loan is reflected as both a long-term asset and long-term debt on the company’s Consolidated Balance Sheets and is reflected in the investing and financing activities in its Consolidated Statements of Cash Flows. Interest expense and interest income is recorded between the lender and borrower with no net impact on the company’s Consolidated Statements of Net Income since the amounts will be offsetting. The loan interest rate per annum is 5.25%. The Entrusted Loan is used to finance the operation and working capital needs of the borrower and matures in November 2019. The balance of the Entrusted Loan was RMB 61.5 million (approximately $9.3 million) at July 2, 2016.

Stock Repurchase Program

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2016 to April 30, 2017. The company’s prior share repurchase authorization of 1,000,000 shares expired on April 30, 2016 with 650,000 shares remaining in the program. The company did not repurchase any shares of its common stock during the first six months of fiscal 2016.

Cash Flow

The company started 2016 with $328.8 million of cash and cash equivalents. Net cash provided by operating activities was approximately $35.3 million for the first six months of 2016 reflecting $46.4 million in net income and $38.3 million in non-cash adjustments (primarily $25.1 million in depreciation and amortization) offset by $49.4 million in net changes to various operating assets and liabilities.

Changes in operating assets and liabilities for the first six months of 2016 (including short-term and long-term items) that impacted cash flows negatively consisted of increases in accounts receivable ($20.8 million), prepaid and other assets ($11.9 million), decreases in accrued payroll and severance ($10.2 million), accrued and net deferred taxes ($13.9 million) and inventories ($1.3 million). The increase in accounts receivable was due to increased sales in the second quarter. The decrease in accrued payroll and severance was due primarily to payouts for the 2015 management incentive plan which occurred in the first quarter. Changes having a positive impact on cash flows were increases in accrued expenses ($5.7 million) and accounts payable ($3.0 million).

Net cash used in investing activities for the first six months of 2016 was approximately $374.2 million and primarily related to the acquisition of the PolySwitch business ($333.0 million, net of cash acquired), the acquisition of Menber’s ($17.8 million) and capital expenditures ($20.2 million).

Net cash provided by financing activities for the first six months of 2016 was approximately $188.8 million and included $198.9 million in net proceeds on borrowings offset by dividends paid of $13.0 million and debt issuance costs related to the new credit agreement of $1.7 million, partially offset by $4.5 million from the exercise of stock options including tax benefits. The effects of exchange rate changes increased cash and cash equivalents by approximately $0.8 million. The net cash provided by operating activities combined with the effects of exchange rate changes less net cash used in investing and financing activities resulted in a $149.3 million decrease in cash, which left the company with a cash and cash equivalents balance of $179.5 million at July 2, 2016.

The ratio of current assets to current liabilities was 3.0 to 1 at the end of the second quarter of 2016 compared to 2.8 to 1 at year-end 2015 and 3.0 to 1 at the end of the second quarter of 2015. Days sales outstanding in accounts receivable was approximately 66 days at the end of the second quarter of 2016 compared to 62 days at the end of the second quarter of 2015 and 59 days at year-end 2015. Days inventory outstanding was approximately 65 days at the end of the second quarter of 2016 as well as at the year-end 2015 and second quarter of 2015.

Outlook

Sales in the 3rd quarter of 2016 are expected to be in the range of $262 million to $272 million, which includes PolySwitch sales of approximately $40 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The company is exposed to market risk from changes in interest rates, foreign exchange rates and commodity prices.

Interest Rates

The company had $360.9 million in debt outstanding at July 2, 2016 related to the unsecured revolving credit facility and term loan. Because 100% of this debt has variable interest rates, the company is subject to future interest rate fluctuations in relation to these borrowings which could potentially have a negative impact on cash flows of the company. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its credit facility would result in an increase of approximately $3.6 million in annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of July 2, 2016.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in the U.S., Mexico, Canada, China, Italy, Lithuania, Japan and the Philippines. During the first six months of 2016, sales to customers outside the U.S. were approximately 64% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan or Taiwanese dollars.

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

Commodity Prices

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper, zinc, silver and gold where at current prices and volumes, a 10% price change would affect annual pre-tax profit by approximately $2.1 million for copper, $0.7 million for zinc, $0.6 million for silver and $0.1 million for gold. From time to time, the company has utilized derivative instruments to hedge certain commodity exposures.

Item 4. Controls and Procedures.

Each of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2016 to April 30, 2017. The company’s prior share repurchase authorization of 1,000,000 shares expired on April 30, 2016 with 650,000 shares remaining in the program. The company did not repurchase any shares of its common stock during the first six months of fiscal 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1*	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Meenal A. Sethna, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended July 2, 2016, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

Date: August 5, 2016	By	/s/ Meenal A. Sethna
Meenal A. Sethna
Executive Vice President and Chief Financial Officer (As duly authorized officer and as the principal financial and accounting officer)