Form 10-Q
period 2016-10-01
LITTELFUSE INC /DE
filed 2016-11-04
CIK 889331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-20388

LITTELFUSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8755 W. Higgins Road, Suite 500
Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

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

As of October 28, 2016, 22,532,130 shares of common stock, $.01 par value, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LITTELFUSE, INC.

Condensed Consolidated Balance Sheets

(In thousands of USD, except share amounts)

	October 1, 2016	January 2, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$194,494	$328,786
Short-term investments	3,961	4,179
Accounts receivable, less allowances	205,211	142,882
Inventories	121,616	98,629
Prepaid income taxes and income taxes receivable	14,344	1,510
Prepaid expenses and other current assets	15,543	7,943
Total current assets	555,169	583,929
Property, plant and equipment:
Land	10,044	5,236
Buildings	83,441	71,383
Equipment	439,430	382,429
	532,915	459,048
Accumulated depreciation	(309,062)	(296,480)
Net property, plant and equipment	223,853	162,568
Intangible assets, net of amortization:
Patented and unpatented technologies, licenses and software	88,322	20,221
Distribution network	19,566	16,490
Customer lists, trademarks and tradenames	116,684	54,912
Goodwill	409,527	189,767
Investments	14,974	15,197
Deferred income taxes	17,151	8,333
Other assets	12,857	14,058

Total assets	$1,458,103	$1,065,475

Liabilities and Equity
Current liabilities:
Accounts payable	$81,382	$51,658
Accrued payroll	39,517	32,611
Accrued expenses	48,713	24,145
Accrued severance	3,420	3,798
Accrued income taxes	8,622	11,836
Current portion of long-term debt	6,250	87,000
Total current liabilities	187,904	211,048
Long-term debt, less current portion	434,206	83,753
Deferred income taxes	7,345	8,014
Accrued post-retirement benefits	6,235	5,653
Other long-term liabilities	19,037	17,755
Total equity	803,376	739,252

Total liabilities and equity	$1,458,103	$1,065,475

Common shares issued of 22,643,816 and 22,420,785, at October 1, 2016, and January 2, 2016, respectively.

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Net Income

(In thousands of USD, except per share amounts, unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015

Net sales	$280,331	$215,510	$771,641	$647,844

Cost of sales	166,572	129,328	472,861	400,051

Gross profit	113,759	86,182	298,780	247,793

Selling, general and administrative expenses	56,589	37,002	150,047	112,119
Research and development expenses	10,403	7,479	30,884	22,224
Pension settlement expense	-	30,194	-	30,194
Amortization of intangibles	4,432	2,923	13,384	8,953
Impairment of goodwill and intangible assets	14,809	-	14,809	-
	86,233	77,598	209,124	173,490

Operating income	27,526	8,584	89,656	74,303

Interest expense	2,571	922	6,286	3,021
Foreign exchange (gain) loss	(4,700)	(3,549)	(7,114)	(1,724)
Other (income) expense, net	(778)	(1,430)	(1,040)	(3,758)

Income before income taxes	30,433	12,641	91,524	76,764

Income taxes	(369)	1,317	14,281	16,761

Net income	$30,802	$11,324	$77,243	$60,003

Net income per share (see Note 10):
Basic	$1.36	$0.50	$3.43	$2.65
Diluted	$1.35	$0.50	$3.41	$2.64

Weighted average shares and equivalent shares outstanding:
Basic	22,578	22,581	22,515	22,623
Diluted	22,734	22,693	22,675	22,771

Cash dividends paid per common share	$0.33	$0.29	$0.91	$0.79

LITTELFUSE, INC.

Consolidated Statements of Comprehensive Income

(In thousands of USD, unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015

Net income	$30,802	$11,324	$77,243	$60,003
Other comprehensive income (loss):
Pension liability adjustments (net of tax of $30 and $7 for the three months ended 2016 and 2015, and $395 and $49 for the nine months ended 2016 and 2015, respectively)	(138)	(16)	(183)	(140)
Reclassification adjustments to expense, (net of tax of $0 and $1,244, for the three months ended 2016 and 2015, and $0 and $746 for the nine months ended 2016 and 2015, respectively)	68	(514)	212	1,457
Reclassification of pension settlement costs to expense (net of tax of $11,742 for the three and nine months ended 2015)	—	21,124	—	21,124
Unrealized (loss) gain on investments	927	(3,354)	(559)	(18)
Foreign currency translation adjustments	(5,771)	(26,377)	(8,951)	(36,530)
Comprehensive income	$25,888	$2,187	$67,762	$45,896

See accompanying notes.

LITTELFUSE, INC.

Consolidated Statements of Cash Flows

(In thousands of USD, unaudited)

	For the Nine Months Ended
	October 1, 2016	September 26, 2015
Operating activities:
Net income	$77,243	$60,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,841	22,154
Amortization of intangibles	13,384	8,952
Impairment of goodwill and intangible assets	14,809	—
Loss on sale of product line	1,391	—
Stock-based compensation	9,166	7,997
Non-cash inventory charge	7,456	—
Net loss on pension settlement, net of tax	—	19,472
Excess tax benefit on share-based compensation	(2,272)	(1,500)
Loss on sale of property, plant and equipment	440	308
Changes in operating assets and liabilities:
Accounts receivable	(24,862)	(18,274)
Inventories	4,505	(4,203)
Accounts payable	7,845	4,216
Accrued expenses (including post-retirement)	6,497	6,577
Accrued payroll and severance	1,388	3,598
Accrued taxes	(23,613)	4,006
Prepaid expenses and other	(18,203)	277
Net cash provided by operating activities	100,015	113,583

Investing activities:
Purchases of property, plant, and equipment	(34,501)	(35,016)
Acquisition of businesses, net of cash acquired	(468,636)	—
Proceeds from maturities of short term investments	345	—
Decrease in entrusted loan receivable	4,056	5,930
Proceeds from sale of assets	255	38
Net cash used in investing activities	(498,481)	(29,048)

FINANCING activities:
Proceeds of revolving credit facility	258,000	49,000
Proceeds of term loan	234,000	—
Payments of revolving credit facility	(97,500)	(25,000)
Payments of term loan	(119,125)	(3,750)
Payments of entrusted loan	(4,056)	(5,930)
Debt issuance costs	(1,701)	(42)
Cash dividends paid	(20,405)	(17,864)
Proceeds from exercise of stock options	14,581	6,186
Excess tax benefit on share-based compensation	2,272	1,500
Purchases of common stock	(3,685)	(31,252)
Net cash (used in) provided by financing activities	262,381	(27,152)

Effect of exchange rate changes on cash and cash equivalents	1,793	(18,314)

Increase (decrease) in cash and cash equivalents	(134,292)	39,069
Cash and cash equivalents at beginning of period	328,786	297,571
Cash and cash equivalents at end of period	$194,494	$336,640

See accompanying notes.

Notes to CONDENSED Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Littelfuse, Inc. and its subsidiaries (the “company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheet, statements of net income and comprehensive income and cash flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the periods ended October 1, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the company’s consolidated financial statements and the notes thereto incorporated by reference in the company’s Annual Report on Form 10-K for the year ended January 2, 2016.

The company’s unaudited consolidated statement of income for the three and nine months ended October 1, 2016 include the operating results of PolySwitch business purchased from TE Connectivity Ltd and the TVS Diode/Thyristor/IGBT business purchased from ON Semiconductor Corporation since the acquisition dates of these businesses of March 25, 2016 and August 29, 2016, respectively.

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

Pursuant to the guidance of Staff Accounting Bulletin ("SAB") No. 99, Materiality, the company concluded that the errors were not material to any of its applicable prior period annual and quarterly financial statements. Although the errors were immaterial to prior periods, the prior period annual and interim financial statements were revised, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, due to the significance of the out-of-period correction. The adjustment for each year has been treated as applicable to the fourth quarter of each year.

A reconciliation of the effects of the adjustments to the previously reported balance sheet at January 2, 2016 follows ($ in thousands):

	January 2, 2016
	Previously Reported	Adjustment	As Revised
Other long-term liabilities	$12,809	$4,946	$17,755
Total equity	744,198	(4,946)	739,252

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

3. Reclassifications

Certain amounts presented in the 2015 financial statements have been reclassified to conform to the 2016 presentation. In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amended guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amended guidance is to be applied on a retrospective basis. The company adopted the new guidance on January 3, 2016 and has made the corresponding reclassification on its balance sheet for the fiscal year ended January 2, 2016. The adoption of the new guidance had no effect on the company’s net income, cash flows or shareholders’ equity. Additionally, the company has reclassified a portion of its current tax position at January 2, 2016 to more accurately reflect its prepaid/liability position at a jurisdictional level.

4. Acquisition of Businesses

TVS Diode/Thyristor/IGBT business

On August 29, 2016, the company acquired certain assets of select businesses (the “TVS Diode/Thyristor/IGBT business”) of ON Semiconductor Corporation for $104.0 million. The company funded the acquisition with available cash and proceeds from its credit facility. The acquired business, which is included in the Electronics segment, consists of a product portfolio that includes transient voltage suppression (TVS) diodes, switching thyristors and insulated gate bipolar transistors (IGBT) for automotive ignition applications. The acquisition expands the company’s offerings in power semiconductor applications as well as increases its presence in the automotive electronics market. The TVS Diode/Thyristor/IGBT business products have strong synergies with the company’s existing circuit protection business, will strengthen its channel partnerships and customer engagement, and expand its power semiconductor portfolio.

The following table represents the preliminary allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of the TVS Diode/Thyristor/IGBT business based on the company’s preliminary estimate of their respective fair values at the acquisition date (in thousands):

Total purchase consideration:
Cash	$104,000
Preliminary allocation of consideration to assets acquired and liabilities assumed:
Current assets, net	4,616
Customer relationships	31,650
Patented and unpatented technologies	10,250
Non-compete agreement	2,500
Goodwill	54,984
$104,000

All the TVS Diode/Thyristor/IGBT business goodwill and other assets were recorded in the Electronics segment and are reflected in the Americas and Europe geographic areas. The customer relationships are preliminarily being amortized over 13.5 years. The patented and unpatented technologies are preliminarily being amortized over 6-8.5 years. The non-compete agreement is preliminarily being amortized over 4 years. The goodwill resulting from this acquisition consists largely of the company’s expected future product sales and synergies from combining the TVS Diode/Thyristor/IGBT business products with the company’s existing power semiconductor product portfolio. A portion of goodwill for the above acquisition is expected to be deductible for tax purposes.

As required by purchase accounting rules, the company recorded a $0.5 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. $0.3 million of the step-up was amortized as a non-cash charge to cost of goods sold during the third quarter of 2016, as the acquired inventory was sold, and reflected as other non-segment costs.

Included in the company’s consolidated statements of net income for the three and nine months ended October 1, 2016 are net sales of approximately $5.6 million and $5.6 million, respectively, since the August 29, 2016 acquisition of the TVS Diode/Thyristor/IGBT business.

Menber’s

On April 4, 2016, the company completed the acquisition of Menber’s S.p.A. (“Menber’s”) headquartered in Legnago, Italy for $19.2 million, net of acquired cash and after settlement of a working capital adjustment. At October 1, 2016, $18.9 million of the $19.2 million purchase price has been paid and financed through a mixture of cash on hand and borrowings under the company’s revolving credit facility, with the remaining consideration expected to be paid out in the remainder of 2016. The acquired business is part of the company's commercial vehicle product business within the Automotive segment and specializes in the design, manufacturing and selling of manual and electrical high current switches and trailer connectors for commercial vehicles.

The following table represents the preliminary allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of Menber’s based on the company’s preliminary estimate of their respective fair values at the acquisition date (in thousands):

Total purchase consideration:
Cash, net of acquired cash	$18,909
Additional consideration payable	253
Total purchase consideration	$19,162
Preliminary allocation of consideration to assets acquired and liabilities assumed:
Current assets, net	$13,560
Property, plant and equipment	1,693
Customer relationships	3,050
Patented and unpatented technologies	224
Trademarks and tradenames	1,849
Goodwill	7,651
Current liabilities	(7,421)
Other non-current liabilities	(1,444)
$19,162

All Menber’s goodwill and other assets and liabilities were recorded in the Automotive segment and reflected in the Europe geographic area. The customer relationships are being amortized over 10 years. The patented and unpatented technologies are being amortized over 5 years. The trademarks and tradenames are being amortized over 10 years. The goodwill resulting from this acquisition consists largely of the company’s expected future product sales and synergies from combining Menber’s products with the company’s existing automotive product portfolio. Goodwill for the above acquisition is not expected to be deductible for tax purposes.

As required by purchase accounting rules, the company recorded a $0.2 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up was amortized as a non-cash charge to cost of goods sold during the third quarter of 2016 with the charge reflected as other non-segment costs.

Included in the company’s consolidated statements of net income for the three and nine months ended October 1, 2016 are net sales of approximately $5.3 million and $12.0 million, respectively, since the April 4, 2016 acquisition of Menber’s.

PolySwitch

On March 25, 2016, the company acquired 100% of the circuit protection business (“PolySwitch”) of TE Connectivity Ltd. for $348.0 million, net of acquired cash and after settlement of certain post-closing adjustments. At October 1, 2016, $342.3 million of the $348.0 million purchase price has been paid and financed through a mixture of cash on hand and borrowings under the company’s revolving credit facility, with the remaining consideration expected to be paid by the 2nd quarter of 2017. The PolySwitch business, which is split between the Automotive and Electronics segments, has a leading position in polymer based resettable circuit protection devices, with a strong global presence in the automotive, battery, industrial, communications and mobile computing markets. PolySwitch has operations in Menlo Park, California and manufacturing facilities in Shanghai and Kunshan, China and Tsukuba, Japan. The acquisition allows the company to strengthen its global circuit protection product portfolio, as well as strengthen its presence in the automotive electronics and battery end markets. The acquisition also significantly increases the company’s presence in Japan. The company funded the acquisition with available cash and proceeds from a new credit facility.

The following table represents the preliminary allocation of the total consideration to assets acquired and liabilities assumed in the acquisition of PolySwitch based on the company’s preliminary estimate of their respective fair values at the acquisition date (in thousands):

Total purchase consideration:
Original consideration	$350,000
Post closing consideration adjustment received	(2,029)
Acquired cash	(5,719)
Acquired cash to be returned to seller	5,719
Total purchase consideration	$347,971
Preliminary allocation of consideration to assets acquired and liabilities assumed:
Current assets, net	$59,751
Property, plant and equipment	52,025
Land lease	4,290
Patented and unpatented technologies	56,425
Customer relationships	39,720
Goodwill	163,635
Other long-term assets	10,711
Current liabilities	(37,068)
Other non-current liabilities	(1,518)
$347,971

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

Included in the company’s consolidated statements of net income for the three and nine months ended October 1, 2016 are net sales of approximately $47.9 million and $84.4 million, respectively, since the March 25, 2016 acquisition of PolySwitch.

Sigmar S.r.l

On October 1, 2015, the company acquired 100% of Sigmar S.r.l. (“Sigmar”). The total purchase price for Sigmar is expected to be $6.7 million, net of cash acquired and including: (1) additional consideration of $1.0 million paid in the first nine months of 2016 relating to certain working capital related adjustments and an earn-out clause payment; and (2) estimated additional net payments of up to $0.9 million, a portion of which is subject to the achievement of certain milestones.

Located in Ozegna, Italy, Sigmar is a leading global manufacturer of water-in-fuel sensors and also manufactures selective catalytic reduction (SCR) quality sensors and diesel fuel heaters for automotive and commercial vehicle applications. The acquisition further expanded the company’s automotive sensor product line offerings within its Automotive segment. The company funded the acquisition with available cash.

The following table sets forth the preliminary purchase price allocation for Sigmar acquisition-date net assets, in accordance with the purchase method of accounting with adjustments to record the acquired net assets at their estimated fair values (in thousands):

Total purchase consideration:
Cash	$5,788
Estimated additional consideration payable	901
Total purchase consideration	$6,689
Preliminary allocation of consideration to assets acquired and liabilities assumed:
Cash	$230
Current assets, net	4,011
Property, plant and equipment	1,097
Goodwill	2,552
Patents	2,845
Current liabilities	(1,478)
Other non-current liabilities	(2,568)
$6,689

All Sigmar goodwill and other assets and liabilities were recorded in the Automotive segment and reflected in the Europe geographic area. The patents are being amortized over 10 years. The goodwill resulting from this acquisition consists largely of the company’s expected future product sales and synergies from combining Sigmar’s products with the company’s existing automotive product offerings. Goodwill for the above acquisition is not expected to be deductible for tax purposes.

Pro Forma Results

The following table summarizes, on a pro forma basis, the combined results of operations of the company and the acquired PolySwitch and the TVS Diode/Thyristor/IGBT businesses as though the acquisitions had occurred as of December 28, 2014. The company has not provided pro forma results of operations for Menber’s or Sigmar as these results were not material to the company. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the PolySwitch or TVS Diode/Thyristor/IGBT acquisitions occurred as of December 28, 2014 or of future consolidated operating results.

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except per share amounts)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net sales	$290,377	$278,093	$846,127	$834,372
Income before income taxes	32,728	17,823	110,853	88,124
Net income	33,086	6,324	96,713	69,110
Net income per share — basic	1.47	0.28	4.30	3.05
Net income per share — diluted	1.46	0.28	4.26	3.04

Pro forma results presented above primarily reflect: (1) incremental depreciation relating to fair value adjustments to property, plant and equipment; (2) amortization adjustments relating to fair value estimates of intangible assets; (3) incremental interest expense on assumed indebtedness; and (4) additional cost of goods sold relating to the capitalization of gross profit as part of purchase accounting recognized for purposes of the pro forma as if it was recognized during the company’s first quarter of 2015. Pro forma adjustments described above have been tax affected using the company's effective rate during the respective periods.

The historical PolySwitch and TVS Diode/Thyristor/IGBT business results for the three and nine months ended October 1, 2016 and September 26, 2015 do not include a provision for income taxes. Income tax expense for the historical PolySwitch business was only provided at the end of the business’s fiscal year ended September 25, 2015. Income tax expense for the historical TVS Diode/Thyristor/IGBT business was not provided on a standalone basis.

5. Impairment of Goodwill and Intangible Assets

The company annually tests goodwill for impairment during its fiscal fourth quarter or at an interim date if there is an event or change in circumstances that indicates the asset may be impaired. As of the most recent annual test conducted, the company concluded the fair value of its custom products reporting unit exceeded its carrying value of invested capital by 12% and therefore, no potential goodwill impairment existed in 2015.

Due to recent negative events in the potash market subsequent to the company’s 2016 second quarter end, the company conducted a step one goodwill impairment analysis for the custom products reporting unit to determine if goodwill was impaired as of July 2, 2016. The fair value of this reporting unit at this date exceeded its carrying value by less than 10%.  Since then, the potash market has continued to see a decline in market pricing in the potash mining industry. Due to this continuing decline in potash pricing, management revisited its long term projections during the company’s third quarter 2016 and conducted another step one goodwill impairment analysis. The custom products reporting unit failed the step one test and management conducted a step two analysis with the revised projections. The fair value of the unit was estimated using the expected present value of future cash flows over a seven year forecast period and appraisal of certain assets. This analysis required a write down of the reporting unit’s carrying value of $14.8 million. A goodwill impairment loss of $8.8 million and intangible assets impairments aggregating $6.0 million were recognized during the third quarter, including a $3.8 million reduction of the custom products trade names to a $0.7 million remaining value and a $2.2 million reduction of the reporting unit’s customer relationships to zero value.

6. Inventories

The components of inventories at October 1, 2016 and January 2, 2016 are as follows (in thousands):

	October 1, 2016	January 2, 2016
Raw material	$35,450	$33,599
Work in process	24,703	16,479
Finished goods	61,463	48,551
Total inventories	$121,616	$98,629

7. Investments

The company’s investments represent shares of Polytronics Technology Corporation Ltd. (“Polytronics”), a Taiwanese company, and shares of Monolith Semiconductor, Inc. (“Monolith”), a Texas-based start-up company.

Polytronics

The Polytronics investment was acquired as part of the Littelfuse GmbH acquisition. The fair value of the Polytronics investment was €10.2 million (approximately $11.5 million) at October 1, 2016 and €10.7 million (approximately $11.7 million) at January 2, 2016. Included in 2016 other comprehensive income is an unrealized loss of $0.6 million, due to the decrease in fair market value of the Polytronics investment. The remaining change in the recorded value was due to the impact of changes in exchange rates.

Monolith

In December 2015, the company invested $3.5 million in the preferred stock of Monolith, a U.S. start-up company developing silicon carbide technology, which represents approximately 12% of the common stock of Monolith on an as-converted basis. The company accounts for its investment in Monolith under the cost method. The carrying value of the Monolith investment was $3.5 million at October 1, 2016 and January 2, 2016.

8. Debt

The carrying amounts of debt at October 1, 2016 and January 2, 2016 are as follows (in thousands):

	October 1, 2016	January 2, 2016
Revolving credit facility	$315,500	$77,000
Term loan	121,875	85,000
Entrusted loan	5,173	9,474
Unamortized debt issuance costs	(2,092)	(721)
Total debt	440,456	170,753
Less: Current maturities	(6,250)	(87,000)
Total long-term debt	$434,206	$83,753

Revolving Credit Facility / Term Loan

On March 4, 2016, the company entered into a new credit agreement with Bank of America, as agent, for up to $700.0 million which consists of an unsecured revolving credit facility of $575.0 million and an unsecured term loan credit facility of up to $125.0 million. The new credit agreement is for a five year period. The new credit agreement replaced the company’s previous credit agreement dated May 31, 2013, which was terminated on March 4, 2016. As of October 1, 2016, the company had $0.1 million outstanding in letters of credit and had available $259.4 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 1.5% (2.03% as of October 1, 2016). At October 1, 2016, the company was in compliance with all covenants under the credit agreement.

Entrusted Loan

During 2014, the company entered into an entrusted loan arrangement (“Entrusted Loan”) of RMB 110.0 million (approximately $17.9 million) between two of its China legal entities, Littelfuse Semiconductor (Wuxi) Company (the “lender”) and Suzhou Littelfuse OVS Ltd. (the “borrower”), utilizing Bank of America, N.A., Shanghai Branch as agent. Direct borrowing and lending between two commonly owned commercial entities was strictly forbidden at the time under China’s regulations requiring the use of a third party agent to enable loans between Chinese legal entities. As a result, the Entrusted Loan is reflected as both a long-term asset and long-term debt on the company’s Consolidated Balance Sheets and is reflected in the investing and financing activities in its Consolidated Statements of Cash Flows. Interest expense and interest income will be recorded between the lender and borrower with no net impact on the company’s Consolidated Statements of Income since the amounts will be offsetting. The loan interest rate per annum is 5.25%. The Entrusted Loan is used to finance the operation and working capital needs of the borrower and matures in November 2019. The balance of the Entrusted Loan was RMB 34.5 million (approximately $5.2 million) at October 1, 2016.

Debt Issuance Costs

The company incurred debt issuance costs of $1.7 million in relation to the new credit agreement which, along with the remaining balance of debt issuance costs of the previous credit facility, are being amortized over the life of the new credit agreement. This new credit agreement was determined to be a modification under ASC 470-50 of the previous credit agreement.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The company adopted this guidance in the first quarter of 2016, on a retrospective basis, and has reclassified the unamortized debt issuance costs into long-term debt as shown in the table above.

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

Investments

The company holds an investment in the equity securities of Polytronics as described in Note 7. Equity securities listed on a national market or exchange, such as Polytronics securities, are valued at the last sales price. Such securities are classified within Level 1 of the valuation hierarchy. The company also holds an investment in Monolith as described in Note 7 for which the value of the $3.5 million represents the cost of the investment.

There were no changes during the quarter ended October 1, 2016 to the company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of October 1, 2016 and January 2, 2016, the company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of October 1, 2016 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$11,474	$—	$—	$11,474
Total	$11,474	$—	$—	$11,474

The following table presents assets measured at fair value by classification within the fair value hierarchy as of January 2, 2016 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investment in Polytronics	$11,697	$—	$—	$11,697
Total	$11,697	$—	$—	$11,697

The company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximate their fair values. The company’s debt fair value approximates book value at October 1, 2016 and January 2, 2016, respectively, as the variable interest rates fluctuate along with market interest rates.

10. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods ending October 1, 2016 and September 26, 2015 (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015

Net income	$30.802	$11,324	$77,243	$60,003

Average shares outstanding - Basic	22,578	22,581	22,515	22,623

Net effect of dilutive stock options and restricted share units	156	112	160	148

Average shares - Diluted	22,734	22,693	22,675	22,771

Net income per share:
Basic	$1.36	$0.50	$3.43	$2.65
Diluted	$1.35	$0.50	$3.41	$2.64

Potential shares of common stock relating to stock options excluded from the earnings per share calculation because their effect would be anti-dilutive were 76,845 and 144,031 for the three months ended October 1, 2016 and September 26, 2015, respectively, and 45,591 and 108,193 for the nine months ended October 1, 2016 and September 26, 2015, respectively.

11. Income Taxes

The effective tax rate for the third quarter of 2016 was negative 1.2% compared to an effective tax rate of 10.4% in the third quarter of 2015. The effective tax rate for the nine months ended October 1, 2016 was 15.6% compared to an effective tax rate of 21.8% for the nine months ended September 26, 2015. The effective tax rates for the periods presented are lower than the U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions and, with respect to the 2016 periods, a one-time deduction with respect to the stock of one of the company’s affiliates partially offset by the impact of the impairment of goodwill for which no tax benefit was recorded, and, with respect to the 2015 periods, the impact of a pension settlement partially offset by the impact from the restructuring of the legal ownership of the company’s Mexican manufacturing operations.

12. Pensions

The components of net periodic benefit cost for the three and nine months ended October 1, 2016, compared with the three and nine months ended September 26, 2015, were (in thousands):

	U.S. Pension Benefits				Foreign Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015

Service cost	$-	$250	$-	$750	$332	$314	$997	$944
Interest cost	-	1,032	-	3,094	496	512	1,489	1,538
Expected return on plan assets	-	(917)	-	(2,749)	(520)	(599)	(1,560)	(1,800)
Amortization of net loss	-	290	-	870	74	62	220	185
Total cost (credit) of the plan	-	655	-	1,965	382	289	1,146	867
Expected plan participants’contribution	-	-	-	-	-	-	-	-
Net periodic benefit cost (credit)	-	655	-	1,965	382	289	1,146	867
Settlement charge	-	30,194	-	30,194	-	-	-	-
Total pension cost (credit)	$-	$30,849	$-	$32,159	$382	$289	$1,146	$867

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

13. Segment and Geographic Information

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

Segment information for the three and nine months ended October 1, 2016 and September 26, 2015 are summarized as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net sales
Electronics	$147,730	$102,616	$378,696	$307,549
Automotive	106,341	81,475	309,644	251,464
Industrial	26,260	31,419	83,301	88,831
Total net sales	$280,331	$215,510	$771,641	$647,844

Depreciation and amortization
Electronics	$7,694	$5,811	$20,783	$17,384
Automotive	4,627	3,244	12,881	9,883
Industrial	1,733	1,260	4,561	3,839
Other(1)	(937)	-	-	-
Total depreciation and amortization	$13,117	$10,315	$38,225	$31,106

Operating income (loss)
Electronics	$34,571	$20,923	$82,246	$61,755
Automotive	15,032	15,253	48,997	39,123
Industrial	57	5,781	3,758	13,220
Other(2)	(22,134)	(33,373)	(45,345)	(39,795)
Total operating income	27,526	8,584	89,656	74,303
Interest expense	2,571	922	6,286	3,021
Foreign exchange (gain) loss	(4,700)	(3,549)	(7,114)	(1,724)
Other (income) expense, net	(778)	(1,430)	(1,040)	(3,758)
Income before income taxes	$30,433	$12,641	$91,524	$76,764

(1) Consists of intangible impairments related to its loss on sale of product line now reflected in selling, general and administrative expenses for the nine months ended October 1, 2016. (See Note 15).

(2) Included in “Other” Operating income (loss) for the 2016 third quarter is $14.8 million (14.8 million year-to-date) of charges related to the impairment of the custom products reporting unit, $5.9 million ($18.2 million year-to-date) of acquisition and integration costs associated with the company’s 2016 acquisitions, primarily PolySwitch, $0.6 million ($7.5 million year-to-date) of non-cash inventory charges relating to the company’s 2016 acquisitions, primarily PolySwitch, as described in Note 4, $1.9 million year-to-date in charges related to the closure of the company’s manufacturing facility in Denmark, $1.7 million year-to-date related to the company’s transfer of its reed sensor manufacturing operations from the U.S. and China to the Philippines and $0.9 million ($1.3 million year-to-date) related to internal legal restructuring costs.

Included in “Other” Operating income (loss) for the 2015 third quarter is $2.1 million ($6.8 million year-to-date) related to internal legal restructuring, $0.3 million ($0.7 million year-to-date) related to acquisition costs and $30.9 million ($32.2 million year-to-date) of expense related to the planned termination of the U.S. pension as described in Note 12.

The company’s significant net sales by country for the three and nine months ended October 1, 2016 and September 26, 2015 are summarized as follows (in thousands):

	For the Three Months Ended(a)		For the Nine Months Ended(a)
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015

United States	$92,475	$85,049	$270,659	$258,030
China	70,215	49,345	181,134	143,694
Other countries	117,641	81,116	319,848	246,120
Total	$280,331	$215,510	$771,641	$647,844

(a) Sales by country represent sales to customer or distributor locations.

The company’s significant long-lived assets by country as of October 1, 2016 and January 2, 2016 are summarized as follows (in thousands):

	Long-lived assets(b)
	October 1, 2016	January 2, 2016

United States	$24,578	$23,965
China	67,003	37,241
Mexico	51,988	47,130
Philippines	34,511	33,525
Other countries	45,773	20,707
Total	$223,853	$162,568

(b) Long-lived assets consist of net property, plant and equipment.

14. Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table sets forth the changes in the components of AOCI by component (in thousands):

AOCI component	Balance at January 2, 2016	Other comprehensive income (loss) activity	Reclassification adjustment for expense included in net income	Balance at October 1, 2016

Pension and post employment liability and reclassification adjustments(a)	$(8,722)	$(183)	$212	$(8,693)
Unrealized gain on investments(b)	11,584	(559)	—	11,025
Foreign currency translation adjustment	(48,533)	(8,951)	—	(57,484)
AOCI (loss) income	$(45,671)	$(9,693)	$212	$(55,152)

(a) Balances are net of tax of $661 and $1,056 for January 2, 2016 and October 1, 2016, respectively.

(b) Balances are net of tax of $0 and $0 for January 2, 2016 and October 1, 2016, respectively.

15. Product Line Sale

During the first quarter of 2016, the company sold its tangible and intangible assets relating to a marine product line that it acquired as part of its acquisition of Selco A/S in 2011. In connection with this sale, the company recorded a loss on sale of the product line of $1.4 million reflected within selling, general and administrative expenses for the nine months ended October 1, 2016. This loss was recognized as an “other” charge for segment reporting purposes.

16. Recently issued accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which amends guidance for revenue recognition. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. In August 2015, the FASB issued an No. 2015-14, "Deferral of Effective Date" (Topic 606) to defer the effective date for all entities by one year. The new standard will become effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. Companies have the option of using either a full or modified retrospective approach in applying this standard. In March 2016, the FASB issued ASU No. 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" (Topic 606). ASU 2016-08 provides clarification for the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, ASU No. 2016-11, and ASU 2016-12, all of which provide additional clarification of the original revenue standard. The company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11 ("ASU 2015-11"), Simplifying the Measurement of Inventory. ASU 2015-11 clarifies that inventory should be held at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose and transport such inventory. ASU 2015-11 will be effective for fiscal years and interim periods beginning after December 15, 2016. ASU 2015-11 is required to be applied prospectively and early adoption is permitted. The company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital leases and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 ("ASU 2016-09"), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 will directly impact the tax administration of equity plans. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

17. Subsequent Event

On October 14, 2016, the Company completed the sale of its portable electrical house (e-house) business, located in Winnipeg, Manitoba, Canada. This business was included in the company’s custom products reporting unit within the Industrial segment, and mainly served mining and utility markets. Neither the sale nor the historical results of operation of the sold business are material to the company’s financial results.

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

Electronics Segment

The Electronics segment sells passive and semiconductor components and modules as well as sensors primarily into the global consumer electronics, general industrial and telecommunications markets. The core electronics markets are characterized by significant Asia-Pacific competition and price erosion. As a result the company is focusing additional efforts on higher growth, less price sensitive niche markets (such as LED lighting) and higher-power industrial applications. The PolySwitch business acquisition in 2016 has expanded the company’s product offering used in a wide variety of electronic products and utilizes many of the same distribution channels as the company’s legacy electronics products. On August 29, 2016, the company completed the acquisition of the TVS Diode/Thyristor/IGBT business from ON Semiconductor Corporation. This business is complimentary to and will further expand the semiconductor markets that the segment serves.

Automotive Segment

The Automotive segment is comprised of passenger vehicle circuit protection, commercial vehicle products and sensors. The primary growth drivers for these businesses are increasing global demand for passenger and commercial vehicles and increasing content per vehicle for both circuit protection and sensing products. The move away from internal combustion engines to hybrid and electric drive systems that require more circuit protection continues to be an additional growth driver. The PolySwitch business acquisition in 2016 has added to the company’s strong global presence in the automotive market. The acquisition of Menber’s further strengthens the company’s position in electrical high current switches and connectors for the commercial vehicle market.

Industrial Segment

The Industrial segment derives its revenues from power fuses, protection relays and custom products selling primarily into the industrial, mining, solar and oil and gas markets. Protection relay sales have declined due to the general slowdown in the global mining and oil and gas markets. Custom products sales have declined significantly over the past two years due to continued end market softness in the potash mining market. The potash market has recently experienced a steep decline in market pricing and consolidation. Due to negative events in the potash market subsequent to the company’s 2016 second quarter end, the company conducted a step one goodwill impairment analysis for the custom products reporting unit to determine if goodwill was impaired as of July 2, 2016. The fair value of this reporting unit at this date exceeded its carrying value by less than 10%.  Since then, the potash market has continued to see a decline in market pricing in the potash mining industry. Due to this continuing decline in potash pricing, management revisited its long term projections during the company’s third quarter 2016 and conducted another step one goodwill impairment analysis. Based on the revised projections, the custom products reporting unit failed. As required by GAAP, management conducted a step two analysis which indicated a write down of the reporting unit’s carrying value by $14.8 million, with $8.8 million from goodwill and $6.0 million from intangible assets.

The following table is a summary of the company’s net sales by business unit and geography:

Net Sales by Business Unit and Geography (in thousands, unaudited)

	Third Quarter			First Nine Months
	2016	2015	% Change	2016	2015	% Change
Business Unit
Electronics	$147,730	$102,616	44%	$378,696	$307,549	23%
Automotive	106,341	81,475	31%	309,644	251,464	23%
Industrial	26,260	31,419	(16% )	83,301	88,831	(6% )

Total	$280,331	$215,510	30%	$771,641	$647,844	19%

Geography(a)
Americas	$106,112	$98,974	7%	$313,231	$299,061	5%
Europe	52,200	37,520	39%	149,417	115,613	29%
Asia-Pacific	122,019	79,016	54%	308,993	233,170	33%

Total	$280,331	$215,510	30%	$771,641	$647,844	19%

(a) Sales by geography represent sales to customer or distributor locations.

The following table summarizes the company’s consolidated results of operations for the periods presented. The quarter of 2016 includes approximately $22.1 million ($45.3 million year-to-date) of other non-segment charges. These included $14.8 million (14.8 million year-to-date) of charges related to the impairment of the custom products reporting unit, $5.9 million ($18.2 million year-to-date) of acquisition and integration costs associated with the company’s 2016 acquisitions, primarily PolySwitch, $0.6 million ($7.5 million year-to-date) of non-cash inventory charges relating to the company’s 2016 acquisitions, primarily PolySwitch, as described in Note 4, $1.9 million year-to-date in charges related to the closure of the company’s manufacturing facility in Denmark, $1.7 million year-to-date related to the company’s transfer of its reed sensor manufacturing operations from the U.S. and China to the Philippines and $0.9 million ($1.3 million year-to-date) related to internal legal restructuring costs.

The third quarter of 2015 includes approximately $33.4 million ($39.8 million year-to-date) of other non-segment charges. These included $2.1 million ($6.8 million year-to-date) related to internal legal restructuring, $0.3 million ($0.7 million year-to-date) related to acquisition costs and $30.9 million ($32.2 million year-to-date) of expense related to the planned termination of the U.S. pension as described in Note 12.

(In thousands, unaudited)	Third Quarter			First Nine Months
	2016	2015	% Change	2016	2015	% Change
Sales	$280,331	$215,510	30%	$771,641	$647,844	19%
Gross profit	113,759	86,182	32%	298,780	247,793	21%
Operating expense	86,233	77,598	11%	209,124	173,490	21%
Operating income	27,526	8,584	221%	89,656	74,303	21%
Interest expense	2,571	922	179%	6,286	3,021	108%
Foreign exchange (gain) loss	(4,700)	(3,549)	32%	(7,114)	(1,724)	313%
Other (income) expense, net	(778)	(1,430)	(46% )	(1,040)	(3,758)	(72% )
Income before income taxes	30,433	12,641	141%	91,524	76,764	19%
Net income	$30,802	$11,324	172%	$77,243	$60,003	29%

Results of Operations – Third Quarter, 2016 compared to 2015

Consolidated net sales of $280.3 for the third quarter of 2016 increased $64.8 million, or 30%, compared to the prior year quarter, reflecting $59.6 million of revenues from businesses acquired over the previous twelve months as well as strong organic growth in the Automotive segment, partially offset by lower sales from the Industrial segment due to weaker end markets.

Electronics sales of $147.7 million for the third quarter of 2016 increased $45.1 million, or 44%, compared to the prior year quarter, reflecting $40.5 million of revenues from businesses acquired over the previous twelve months as well as organic growth in sensor, passive and semiconductor products. This segment continues to leverage the company’s technology expertise to design its products into a broad variety of end markets and market segments.

Automotive sales of $106.3 million for the third quarter of 2016 increased $24.9 million, or 31%, compared to the prior year quarter, reflecting. reflecting $19.1 million of revenues from businesses acquired over the previous twelve months as well as strong organic growth in passenger car products in North America and China, partially offset by lower sales of legacy commercial vehicle products, reflecting weakness in the North American heavy truck, construction and agricultural end markets.

Industrial sales of $26.3 million of the third quarter of 2016 decreased $5.2 million, or 16%, to $26.3 million in the third quarter of 2016 compared to $31.4 million in the third quarter of 2015 primarily reflecting lower relay, fuse and custom product sales due to weakness in the solar, oil and gas and mining markets. The company’s fuse business has benefited from a strong U.S. solar market for a number of years, however this market slowed in the second half of 2016. As the U.S. Congress extended solar energy related tax credits late in 2015, many solar original equipment manufacturers delayed projects to focus on scale and efficiencies. Sales in both the protection relay and custom products businesses continued to be impacted by weakness in the heavy industrial markets, particularly mining, and oil and gas, as those customers restrict their capital spending. In the custom products business, the potash market has continued to see a decline in market pricing in the potash mining industry. As a result, the company has taken an impairment charge of $14.8 million with $8.8 million in goodwill and $6.0 million in intangible assets related to the custom business in this segment.

On a geographic basis, sales in the Americas increased $7.1 million, or 7%, to $106.1 million in the third quarter of 2016 compared to $99.0 million in the third quarter of 2015 primarily reflecting the addition of the PolySwitch and the TVS Diode/Thyristor/IGBT businesses in the current year and, to a lesser extent, increased Automotive segment sales, partially offset by lower Industrial segment sales.

Europe sales increased $14.7 million, or 39%, to $52.2 million in the third quarter of 2016 compared to $37.5 million in the third quarter of 2015 primarily due to strong sales of automotive sensor products, the addition of the businesses acquired in the previous twelve months, increased organic electronic sales and $0.1 million in favorable currency effects primarily from sales denominated in euro. Excluding currency effects, Europe sales increased $14.6 million, or 39%, year-over-year.

Asia-Pacific sales increased $43.0 million, or 54%, to $122.0 million in the third quarter of 2016 compared to $79.0 million in the third quarter of 2015 primarily reflecting the addition of the PolySwitch and the TVS Diode/Thyristor/IGBT businesses in the current year and increased demand for electronics and automotive products, partially offset by unfavorable currency effects of $0.9 million. Excluding currency effects, Asia-Pacific sales increased $43.9 million, or 56%, year-over-year.

Gross profit was $113.8 million, or 41% of net sales, for the third quarter of 2016 compared to $86.2 million, or 40% of net sales, in the same quarter last year. Gross profit for 2016 includes a $0.6 million inventory adjustment relating to the Menber’s and TVS Diode/Thyristor/IGBT business acquisitions and $0.2 million in charges related to restructuring in the relay business. Gross profit for 2015 included $1.2 million of charges related to the reed switch production transfer. Excluding the impact of these charges, gross profit was $114.2 million, or 41% of net sales, for the third quarter of 2016 compared to $87.4 million, or 41% of net sales, in the third quarter of 2015.

Total operating expense was $86.2 million, or 31% of net sales, for the third quarter of 2016 compared to $77.6 million, or 36% of net sales, for the same quarter in 2015. Operating expense in 2016 included $5.9 million of acquisition and integration costs associated with the company’s 2016 acquisitions, primarily PolySwitch, $0.4 million related to restructuring in the relay and custom businesses, $14.8 million in charges related to the goodwill and intangible assets impairments in the custom business and $0.4 million in charges related to the Selco site closure. Operating expense in 2015 included $30.2 million related to settlement of the company’s U.S. pension plan. Excluding these charges, total operating expense was $64.7 million, or 23% of net sales, for 2016 compared to $47.4 million, or 22% of net sales, in 2015.

Due to the reasons noted above, operating income for the third quarter of 2016 was approximately $27.5 million compared to operating income of $8.6 million for the same quarter in 2015.

Interest expense was $2.6 million in the third quarter of 2016 as compared to $0.9 million in the third quarter of 2015, primarily reflecting higher borrowings relating to the March 2016 acquisition of the PolySwitch business.

Foreign exchange (gain) loss, reflecting net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide, was approximately $4.7 million of income for the third quarter of 2016 and $3.5 million of income for the third quarter of 2015 and primarily reflects fluctuations in the euro and Philippine peso against the U.S. dollar and the euro against the Japanese yen.

Other (income) expense, net, consisting of interest income, royalties and non-operating income items was approximately $0.8 million of income for the third quarter of 2016 and $1.4 million of income for the third quarter of 2015. The quarter over quarter decline primarily reflects lower interest income in the current year quarter due to cash used for the acquisition of the PolySwitch business in March 2016.

Income before income taxes was $30.4 million for the third quarter of 2016 compared to $12.6 million for the third quarter of 2015. Income tax benefit was $0.4 million with an effective tax rate of negative 1.2% for the third quarter of 2016 compared to income tax expense of $1.3 million with an effective tax rate of 10.4% in the third quarter of 2015. The effective tax rates for these quarterly periods are lower than the U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions and, with respect to the 2016 period, a one-time deduction with respect to the stock of one of the company’s affiliates partially offset by the impact of the impairment of goodwill for which no tax benefit was recorded, and, with respect to the 2015 period, the impact of a pension settlement partially offset by the impact from the restructuring of the legal ownership of the company’s Mexican manufacturing operations.

Net income for the third quarter of 2016 was $30.8 million or $1.35 per diluted share compared to net income of $11.3 million or $0.50 per diluted share for the same quarter of 2015.

Results of Operations – Nine Months, 2016 compared to 2015

Consolidated net sales for the first nine months of 2016 of $771.6 million increased $123.8 million, or 19%, compared to the prior year period, reflecting $106.5 million of revenues from businesses acquired over the previous twelve months as well as strong organic growth in the Automotive segment and to a lesser extent organic growth in the Electronics segment.

Electronics sales of $378.7 million for the first nine months of 2016 increased $71.2 million, or 23%, compared to the prior year period, reflecting $64.7 million of revenues from businesses acquired over the previous twelve months as well as organic growth in sensor products and to a lesser extent passive and semiconductor products. The Electronics segment experienced $1.8 million in unfavorable currency effects in the first nine months of 2016 primarily from sales denominated in the renminbi and, to a lesser extent, sales denominated in the Korean won. Excluding currency effects, net sales excluding PolySwitch and TVS Diode/Thyristor/IGBT business, increased $8.2 million, or 3%, year-over-year.

Automotive sales of $309.6 million for the first nine months of 2016 increased $58.2 million, or 23%, compared to the prior year period, reflecting. reflecting $41.8 million of revenues from businesses acquired over the previous twelve months as well as organic growth in sensor and passenger car products. These increases in sales were partially offset by lower sales of legacy commercial vehicle products, reflecting weakness in the North American heavy truck, construction and agricultural end markets. The Automotive segment experienced $2.5 million in unfavorable currency effects in the first nine months of 2016 primarily from sales denominated in the renminbi. Excluding currency effects, net sales increased $35.5 million, or 14%, year-over-year.

Industrial sales of $83.3 million for the first nine months of 2016 decreased $5.5 million, or 6%, to $83.3 million in the first nine months of 2016 compared to $88.8 million in the first nine months of 2015 primarily reflecting lower sales of relay and custom products. The company’s fuse business has benefited from a strong U.S. solar market for a number of years, however this market slowed in the second half of 2016. As the U.S. Congress extended solar energy related tax credits late in 2015, many solar original equipment manufacturers pushed out projects to focus on scale and efficiencies. Sales in both the protection relay and custom products businesses continued to be impacted by weakness in the heavy industrial markets, particularly mining, and oil and gas, as those customers restrict their capital spending. In the custom products business, the company continues to see a decline in its potash market, which has resulted in the aforementioned impairment charge.

On a geographic basis, sales in the Americas increased $14.2 million, or 5%, to $313.2 million in the first nine months of 2016 compared to $299.1 million in the first nine months of 2015 primarily reflecting the addition of the PolySwitch and TVS Diode/Thyristor/IGBT businesses in the current year and increased Electronics and Automotive segment sales, partially offset by lower Industrial segment sales.

Europe sales increased $33.8 million, or 29%, to $149.4 million in the first nine months of 2016 compared to $115.6 million in the first nine months of 2015 primarily reflecting the addition of the businesses acquired in the previous twelve months and increased automotive and electronic segment sales, partially offset by lower Industrial segment sales.

Asia-Pacific sales increased $75.8 million, or 33%, to $309.0 million in the first nine months of 2016 compared to $233.2 million in the first nine months of 2015 primarily reflecting the addition of the PolySwitch and the TVS Diode/Thyristor/IGBT businesses in the current year and increased demand for electronics and automotive products, partially offset by unfavorable currency effects of $3.9 million. Excluding currency effects, Asia-Pacific sales increased $79.8 million, or 34%, year-over-year.

Gross profit was $298.8 million, or 39% of net sales, for the first nine months of 2016 compared to $247.8 million, or 38% of net sales, in the same period last year. Gross profit for 2016 includes $7.5 million of non-cash inventory charges relating primarily to the PolySwitch acquisition and to a lesser extent the Menber’s and TVS Diode/Thyristor/IGBT business acquisitions, $1.5 million related to the transfer of the company’s reed switch production from the U.S. and China to the Philippines, $0.9 million of acquisition-related costs primarily related to integration costs associated with the company’s acquisition of the PolySwitch business, $0.1 million in charges related to the closure of the company’s manufacturing facility in Denmark and $0.1 million related to internal legal restructuring costs. Gross profit for 2015 included $3.1 million related to the reed switch production transfer. Excluding the impact of these charges, gross profit was $309.1 million, or 40% of net sales, for the first nine months of 2016 compared to $250.9 million, or 39% of net sales, in the first nine months of 2015.

Total operating expense was $209.1 million, or 27% of net sales, for the first nine months of 2016 compared to $173.5 million, or 27% of net sales, for the same period in 2015. Operating expense in 2016 included $17.3 million of acquisition and integration costs associated with the company’s 2016 acquisitions, primarily PolySwitch, $14.8 million in charges related to the goodwill and intangible asset impairments in the custom business, $0.4 million in charges related to the restructuring in the relay and custom businesses, the $1.8 million in charges related to the closure of the company’s manufacturing facility in Denmark, $0.3 million related to internal legal restructuring costs and $0.2 million related to the transfer of the company’s reed switch production from the U.S. and China to the Philippines. Operating expense in 2015 included $30.2 million related to the settlement of the company’s U.S. pension plan. Excluding these charges, total operating expense was $174.1 million, or 23% of net sales, for 2016 compared to $143.3 million, or 22% of net sales, in 2015, partially reflecting increased research and development expenses in the current year quarter as compared to the prior year quarter and incremental amortization of intangible assets associated with recent acquisitions.

Operating income for the first nine months of 2016 was approximately $89.7 million compared to operating income of $74.3 million for the same period in 2015.

Interest expense was $6.3 million in the first nine months of 2016 as compared to $3.0 million in the first nine months of 2015, primarily reflecting higher borrowings relating to the March 2016 acquisition of the PolySwitch business.

Foreign exchange (gain) loss, reflecting net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide, was approximately $7.1 million of income for the first nine months of 2016 and $1.7 million of income for the first nine months of 2015 and primarily reflects fluctuations in the euro and Philippine peso against the U.S. dollar and the euro against the Japanese yen.

Other (income) expense, net, consisting of interest income, royalties and non-operating income items was approximately $1.0 million of income for first nine months of 2016 and $3.8 million of income for the first nine months of 2015. The period over period decline primarily reflects lower interest income in the current year period due to cash used for the acquisition of the PolySwitch business in March 2016.

Income before income taxes was $91.5 million for the first nine months of 2016 compared to $76.8 million for the first nine months of 2015. Income tax expense was $14.3 million with an effective tax rate of 15.6% for the first nine months of 2016 compared to income tax expense of $16.8 million with an effective tax rate of 21.8% in the first nine months of 2015. The effective tax rates for these nine month periods are lower than the U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions and, with respect to the 2016 period, a one-time deduction with respect to the stock of one of the company’s affiliates partially offset by the impact of the impairment of goodwill for which no tax benefit was recorded, and, with respect to the 2015 period, the impact of a pension settlement partially offset by the impact from the restructuring of the legal ownership of the company’s Mexican manufacturing operations.

Net income for the first nine months of 2016 was $77.2 million or $3.41 per diluted share compared to net income of $60.0 million or $2.64 per diluted share for the same period of 2015.

Liquidity and Capital Resources

As of October 1, 2016, $182.1 million of the $194.5 million of the company’s cash and cash equivalents was held by foreign subsidiaries. Of the $182.1 million held by foreign subsidiaries, approximately $19.7 million could be repatriated with minimal tax consequences. The company expects to maintain its foreign cash balances (other than the aforementioned $19.7 million) for local operating requirements, to provide funds for future capital expenditures and for potential acquisitions. The company does not expect to repatriate these funds to the U.S.

The company historically has financed capital expenditures through cash flows from operations. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the company’s operations and its debt obligations for the foreseeable future.

Revolving Credit Facility/Term Loan

On March 4, 2016, the company entered into a new credit agreement with Bank of America, as agent, for up to $700.0 million which consists of an unsecured revolving credit facility of $575.0 million and an unsecured term loan credit facility of up to $125.0 million. The new credit agreement is for a five year period. The new credit agreement replaced the company’s previous credit agreement dated May 31, 2013, which was terminated on March 4, 2016. As of October 1, 2016, the company had available $259.4 million of borrowing capacity under the revolving credit facility at an interest rate of LIBOR plus 1.5% (2.03% as of October 1, 2016).

The company incurred debt issuance costs of $1.7 million in relation to the new credit agreement which along with the remaining balance of debt issuance costs of the previous credit facility, are being amortized over the life of the new credit agreement. This new credit agreement was determined to be a modification under ASC 470-50 of the previous credit agreement.

This arrangement contains covenants that, among other matters, impose limitations on the incurrence of additional indebtedness, future mergers, sales of assets, payment of dividends, and changes in control, as defined in the agreement. In addition, the company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At October 1, 2016, the company was in compliance with all covenants under the credit agreement.

The company also had $0.1 million outstanding in letters of credit at October 1, 2016. No amounts were drawn under these letters of credit at October 1, 2016.

Entrusted Loan

During the fourth quarter of 2014, the company entered into an entrusted loan arrangement (“Entrusted Loan”) of RMB 110.0 million (approximately $17.9 million) between two of its China legal entities, Littelfuse Semiconductor (Wuxi) Company (the “lender”) and Suzhou Littelfuse OVS Ltd. (the “borrower”), utilizing Bank of America, N.A., Shanghai Branch as agent. Direct borrowing and lending between two commonly owned commercial entities was strictly forbidden at the time under China’s regulations requiring the use of a third party agent to enable loans between Chinese legal entities. As a result, the Entrusted Loan is reflected as both a long-term asset and long-term debt on the company’s Consolidated Balance Sheets and is reflected in the investing and financing activities in its Consolidated Statements of Cash Flows. Interest expense and interest income is recorded between the lender and borrower with no net impact on the company’s Consolidated Statements of Net Income since the amounts will be offsetting. The loan interest rate per annum is 5.25%. The Entrusted Loan is used to finance the operation and working capital needs of the borrower and matures in November 2019. The balance of the Entrusted Loan was RMB 34.5 million (approximately $5.2 million) at October 1, 2016.

Stock Repurchase Program

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2016 to April 30, 2017. The company’s prior share repurchase authorization of 1,000,000 shares expired on April 30, 2016 with 650,000 shares remaining in the program. The company did not repurchase any shares of its common stock during the first nine months of fiscal 2016 under the stock repurchase program.

Cash Flow

The company started 2016 with $328.8 million of cash and cash equivalents. Net cash provided by operating activities was approximately $100.0 million for the first nine months of 2016 reflecting $77.2 million in net income and $69.2 million in non-cash adjustments (primarily $38.2 million in depreciation and amortization) offset by uses of $46.4 million to various operating assets and liabilities.

Changes in operating assets and liabilities for the first nine months of 2016 (including short-term and long-term items) that impacted cash flows negatively consisted of uses from accounts receivable ($24.9 million), accrued taxes ($23.6 million) and prepaid expenses and other ($18.2 million), partially offset by sources from accrued expenses ($6.5 million), accounts payable ($7.8 million), inventories ($4.5 million) and accrued payroll and severance ($1.4 million). The increase in prepaid and other was due primarily to the revaluation of inter-company loans. The increase in accounts receivable was due to increased sales in the third quarter. The increase in accrued payroll and severance was due primarily to more payroll from acquisitions.

Net cash used in investing activities for the first nine months of 2016 was approximately $498.5 million and primarily related to the acquisition of the PolySwitch business ($342.3 million, net of cash acquired), the acquisition of the TVS Diode/Thyristor/IGBT business ($104.0 million), the acquisition of Menber’s ($18.9 million) and capital expenditures ($34.5 million).

Net cash provided by financing activities for the first nine months of 2016 was approximately $262.4 million and included $271.3 million in net proceeds on borrowings offset by dividends paid of $20.4 million and debt issuance costs related to the new credit agreement of $1.7 million, partially offset by $16.9 million from the exercise of stock options including tax benefits. The effects of exchange rate changes increased cash and cash equivalents by approximately $1.8 million. The net cash provided by operating activities combined with the effects of exchange rate changes less net cash used in investing and financing activities resulted in a $134.3 million decrease in cash, which left the company with a cash and cash equivalents balance of $194.5 million at October 1, 2016.

The ratio of current assets to current liabilities was 3.0 to 1 at the end of the third quarter of 2016 compared to 2.8 to 1 at year-end 2015 and 2.7 to 1 at the end of the third quarter of 2015. Days sales outstanding in accounts receivable was approximately 67 days at the end of the third quarter of 2016 compared to 62 days at the end of the third quarter of 2015 and 59 days at year-end 2015. Days inventory outstanding was approximately 66 days at the end of the third quarter of 2016, 65 days at the year-end 2015 and 70 days at the end of the third quarter of 2015.

Outlook

Sales in the 4th quarter of 2016 are expected to be in the range of $270 million to $280 million. This represents approximately 24% revenue growth at the midpoint from the prior year quarter. Excluding acquisitions, the effects of the e-house business sale and the 2015 “extra week”, this represents approximately 3% revenue growth at the midpoint.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The company is exposed to market risk from changes in interest rates, foreign exchange rates and commodity prices.

Interest Rates

The company had $437.4 million in debt outstanding at October 1, 2016 related to the unsecured revolving credit facility and term loan. Because 100% of this debt has variable interest rates, the company is subject to future interest rate fluctuations in relation to these borrowings which could potentially have a negative impact on cash flows of the company. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its credit facility would result in an increase of approximately $4.4 million in annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of October 1, 2016.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The company has manufacturing facilities in the U.S., Mexico, Canada, China, Italy, Lithuania, Japan and the Philippines. During the first nine months of 2016, sales to customers outside the U.S. were approximately 65% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Japanese yen, Korean won, Chinese yuan or Taiwanese dollars.

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

Commodity Prices

The company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold and silver. Prices of these commodities can and do fluctuate significantly, which can impact the company’s earnings. The most significant of these exposures is to copper, zinc, silver and gold where at current prices and volumes, a 10% price change would affect annual pre-tax profit by approximately $3.2 million for copper, $0.9 million for zinc, $0.7 million for silver and $0.2 million for gold. From time to time, the company has utilized derivative instruments to hedge certain commodity exposures.

Item 4. Controls and Procedures.

Each of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended October 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares of common stock the Company acquired during the three months ended October 1, 2016:

Issuer Purchases of Equity Securities

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (b)
July 3, 2016 to July 30, 2016	—	—	—	1,000,000
July 31, 2016 to August 27, 2016	2,574	$123.72	—	1,000,000
August 28, 2016 to October 1, 2016	—	—	—	1,000,000
Total	2,574	$123.72	—	1,000,000

(a)	Represents shares withheld to satisfy certain tax withholding obligations in connection with vesting of restricted stock units.
(b)

The company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the company’s common stock under a program for the period May 1, 2016 to April 30, 2017. The company’s prior share repurchase authorization of 1,000,000 shares expired on April 30, 2016 with 650,000 shares remaining in the program. The company did not repurchase any shares of its common stock during the first nine months of fiscal 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1†	Form of Restricted Stock Unit Award Agreement (Tier 1) under Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K dated July 20, 2016).

31.1*	Certification of Gordon Hunter, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Meenal A. Sethna, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended October 1, 2016, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

Date: November 4, 2016	By:	/s/ Meenal A. Sethna
Meenal A. Sethna
Executive Vice President and Chief Financial Officer (As duly authorized officer and as the principal financial and accounting officer)