Form 10-Q
period 2017-04-01
LITTELFUSE INC /DE
filed 2017-05-03
CIK 889331

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2017
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from ___ to ___

Commission file number 0-20388

LITTELFUSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8755 West Higgins Road, Suite 500
Chicago, Illinois	60631
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code: 773-628-1000

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
Common Stock, $0.01 par value	NASDAQ Global Select MarketSM

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [ ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 28, 2017, the registrant had outstanding 22,692,713 shares of Common Stock, net of Treasury Shares.

LITTELFUSE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)	April 1, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$277,979	$275,124
Short-term investments	32	3,690
Accounts receivable, less allowances	212,586	198,095
Inventories	118,311	114,063
Prepaid income taxes	12,273	11,671
Prepaid expenses and other current assets	13,044	9,438
Total current assets	634,225	612,081
Property, plant, and equipment:
Land	9,645	9,268
Buildings	83,060	80,553
Equipment	453,450	439,542
Accumulated depreciation and amortization	(322,213)	(312,188)
Net property, plant, and equipment	223,942	217,175
Intangible assets, net of amortization:
Patents, licenses and software	88,147	83,607
Distribution network	18,713	18,995
Customer relationships, trademarks and tradenames	109,234	110,425
Goodwill	428,343	403,544
Investments	11,657	13,933
Deferred income taxes	19,530	20,585
Other assets	10,255	10,849
Total assets	$1,544,046	$1,491,194
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$88,360	$90,712
Accrued payroll	24,740	42,810
Accrued expenses	47,849	36,138
Accrued severance	1,146	2,785
Accrued income taxes	8,827	8,846
Current portion of long-term debt	6,250	6,250
Total current liabilities	177,172	187,541
Long-term debt, less current portion	464,273	447,892
Deferred income taxes	8,539	7,066
Accrued post-retirement benefits	13,926	13,398
Other long-term liabilities	24,375	20,366
Shareholders’ equity:
Common stock, par value $0.01 per share	228	228
Treasury stock, at cost	(36,842)	(36,510)
Additional paid-in capital	295,372	291,258
Accumulated other comprehensive income	(68,952)	(74,579)
Retained earnings	665,812	634,391
Littelfuse, Inc. shareholders’ equity	855,618	814,788
Non-controlling interest	143	143
Total equity	855,761	814,931
Total liabilities and equity	$1,544,046	$1,491,194

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	For the Three Months Ended
(in thousands, except per share data)	April 1, 2017	April 2, 2016

Net sales	$285,441	$219,398
Cost of sales	171,791	132,243
Gross profit	113,650	87,155

Selling, general, and administrative expenses	46,703	42,366
Research and development expenses	12,151	8,565
Amortization of intangibles	5,944	3,796
Total operating expenses	64,798	54,727
Operating income	48,852	32,428

Interest expense	3,120	2,045
Foreign exchange (gain) loss	(1,557)	3,823
Other expense (income), net	(139)	(517)
Income before income taxes	47,428	27,077
Income taxes	8,537	7,788
Net income	$38,891	$19,289

Income per share:
Basic	$1.71	$0.86
Diluted	$1.69	$0.85

Weighted-average shares and equivalent shares outstanding:
Basic	22,748	22,438
Diluted	22,989	22,621

LITTELFUSE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended
(in thousands)	April 1, 2017	April 2, 2016

Net income	$38,891	$19,289
Other comprehensive income (loss):
Pension and postemployment liability adjustments (net of tax of ($32) and ($25), respectively)	(181)	92
Pension and postemployment reclassification adjustments	(101)	73
Unrealized gain (loss) on investments	947	(1,234)
Foreign currency translation adjustments	4,962	11,755
Comprehensive income	$44,518	$29,975

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
(in thousands)	April 1, 2017	April 2, 2016
Operating activities
Net income	$38,891	$19,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,128	7,230
Amortization of intangibles	5,944	3,796
Provision for bad debts	351	—
Loss on sale of product line	—	1,391
Loss on sale of property, plant, and equipment	600	27
Stock-based compensation	3,583	2,204
Excess tax benefit on share-based compensation	—	(706)
Deferred income taxes	616	—
Changes in operating assets and liabilities:
Accounts receivable	(11,267)	(10,413)
Inventories	(3,296)	(3,484)
Accounts payable	(3,295)	3,716
Accrued expenses (including post-retirement)	4,140	3,500
Accrued payroll and severance	(20,221)	(9,351)
Accrued taxes	(220)	(5,312)
Prepaid expenses and other	(2,011)	(2,395)
Net cash provided by operating activities	22,943	9,492

Investing activities
Acquisitions of businesses, net of cash acquired	(14,172)	(264,098)
Proceeds from maturities of short-term investments	3,739	—
Decrease in entrusted loan	655	—
Purchases of property, plant, and equipment	(12,377)	(9,139)
Proceeds from sale of property, plant, and equipment	57	18
Net cash used in investing activities	(22,098)	(273,219)

Financing activities
Proceeds of revolving credit facility	—	258,000
Proceeds of term loan	—	125,000
Proceeds of senior notes payable	125,000	—
Payments of term loan	(1,563)	(85,000)
Payments of revolving credit facility	(112,500)	(90,500)
Proceeds from exercise of stock options	199	3,710
Payments of entrusted loan	(655)	—
Debt issuance costs	(71)	(1,700)
Cash dividends paid	(7,472)	(6,483)
Excess tax benefit on share-based compensation	—	706
Net cash provided by financing activities	2,938	203,733
Effect of exchange rate changes on cash and cash equivalents	(928)	4,072
Decrease in cash and cash equivalents	2,855	(55,922)
Cash and cash equivalents at beginning of period	275,124	328,786
Cash and cash equivalents at end of period	$277,979	$272,864

Supplemental disclosures of non-cash investing activities:
Fair value of commitment to purchase non-controlling interest of Monolith	$9,000	$—

See accompanying Notes to Consolidated Financial Statements.

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

Basis of Presentation

The Company’s accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheet, statements of net income and comprehensive income and cash flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. They have been prepared in accordance with accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which should be read in conjunction with the disclosures therein. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for interim periods are not necessarily indicative of annual operating results.

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

Factors the Company considers important when performing the impairment tests, which could result in changes to its estimates, include underperformance relative to historical or projected future operating results and declines in acquisitions and trading multiples. Due to the diverse end user base and non-discretionary product demand, the Company does not believe its future operating results will vary significantly relative to its historical and projected future operating results. However, it is possible that impairment charges could be recognized for the relays reporting unit if there are declines in profitability or projected future operating results due to changes in volume, market pricing, cost, or the business environment. As of the most recent annual test conducted on October 2, 2016, the Company concluded the fair value of the relays reporting unit exceeded its carrying value of invested capital and therefore, no potential goodwill impairment existed. As of the 2016 annual test date, the relays reporting unit had $41.4 million of goodwill and intangible assets and the excess of fair value over the carrying value of invested capital was 15%. As of April 1, 2017, there were no events or circumstances that indicate the Relays intangible assets were impaired.

Recently Adopted Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11 – “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which simplifies the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The update is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted the new standard on January 1, 2017. The adoption of the update did not have a material impact on the Company’s consolidated financial statements. As a result of the adoption of the update, inventories are stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first-out method. The Company maintains excess and obsolete allowances against inventory to reduce the carrying value to the expected net realizable value. These allowances are based upon a combination of factors including historical sales volume, market conditions, lower of cost or market analysis and expected realizable value of the inventory.

In March 2016, the FASB issued ASU No. 2016-09 – “Improvements to Employee Share-Based Payment Accounting,” which amends ASC 718, “Compensation – Stock Compensation.” The update simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the Consolidated Statements of Cash Flows. The update is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted the new standard on January 1, 2017. As a result of the adoption, on a prospective basis, the Company recognized $0.5 million of excess tax benefits from stock-based compensation as a discrete item in income tax expense for the three months ended April 1, 2017. Historically, these amounts were recorded as additional paid-in capital. The Company also elected to apply the change prospectively to the Consolidated Statement of Cash Flows. As a result, on a prospective basis, share-based payments will be reported as operating activities in the Consolidated Statement of Cash Flows. The Company elected not to change its policy on accounting for forfeitures and will continue to estimate a requisite forfeiture rate. Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on the results of operations.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” This ASU provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. In August, 2015, the FASB issued ASU No. 2015-14, which postponed the effective date of ASU No. 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. The Company is in the process of performing its initial assessment of the potential impact on its consolidated financial statements and has not concluded on its adoption methodology. While the Company is currently assessing the impact of the new standards, the Company’s revenue is primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks, and rewards transfer. These are largely un-affected by the new standard. The Company does not expect this new guidance to have a material impact on the amount of overall sales recognized; however, the timing of sales on certain projects may be affected. The Company has not yet quantified this potential impact.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other” (Topic 350). This ASU modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because the update will eliminate Step 2 from the goodwill impairment test, it should reduce the cost and complexity of evaluating goodwill for impairment. This ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020, with early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects to adopt the new standard in 2017.

2. Acquisitions

The Company accounts for acquisitions using the acquisition method in accordance with ASC 805, “Business Combinations,” in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition. The operating results of the acquired business are included in the Company’s consolidated financial statements from the date of the acquisition.

Monolith

In December 2015, the Company invested $3.5 million in the preferred stock of Monolith Semiconductor Inc. (“Monolith”), a U.S. start-up company developing silicon carbide technology, which represented approximately 12% of the common stock of Monolith on an as-converted basis. The Company accounted for its investment in Monolith under the cost method with any changes in value recorded in other comprehensive income. The value of the Monolith investment was $3.5 million at December 31, 2016.

On February 28, 2017, pursuant to a Securities Purchase Agreement between the Company and the stockholders of Monolith and conditioned on Monolith achieving a product development milestone and other provisions, the Company acquired approximately 62% of the outstanding common stock of Monolith for $15 million. The Securities Purchase Agreement includes provisions whereby the Company will acquire the remaining outstanding stock of Monolith (“non-controlling interest”) at a time or times based on Monolith meeting certain technical and sales targets. Consideration for the additional investment(s) will range from $1.0 million to $10 million and will be paid no later than June 30, 2019.

The additional investment resulted in the Company gaining control of Monolith and was accounted for as a step-acquisition with the fair value of the original investment immediately before the acquisition estimated to be approximately $3.5 million. As the fair value of the investment immediately prior to the transaction equaled the carrying value, there was no impact on the Company’s consolidated statement of net income. As the Securities Purchase Agreement includes an obligation of the Company to mandatorily redeem the non-controlling interest for cash, the fair value of the non-controlling interest was recognized as a liability on the Company’s consolidated balance sheet.

Commencing March 1, 2017, Monolith was reflected as a consolidated subsidiary within the Company’s consolidated financial statements. Had the acquisition occurred as of January 1, 2017, the impact on the Company’s consolidated results of operations would not have been material.

The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the Monolith acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Original investment	$3,500
Cash, net of cash acquired	14,172
Fair value of commitment to purchase non-controlling interest	9,000
Total purchase consideration	$26,672
Allocation of consideration to assets acquired and liabilities assumed:
Current assets, net	$891
Property, plant, and equipment	789
Patented and unpatented technologies	6,720
Non-compete agreement	140
Goodwill	20,641
Current liabilities	(639)
Other non-current liabilities	(1,870)
$26,672

All Monolith goodwill, other assets and liabilities were recorded in the Electronics segment and reflected in the United States geographic area. The goodwill resulting from this acquisition consists largely of the Company’s expected future product sales and synergies from combining Monolith’s products and technology with the Company’s existing electronics product portfolio. Goodwill for the above acquisition is not expected to be deductible for tax purposes.

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

PolySwitch

On March 25, 2016, the Company acquired 100% of the circuit protection business (“PolySwitch”) of TE Connectivity Ltd. for $348.3 million, net of acquired cash and after settlement of certain post-closing adjustments. At April 1, 2017, $344.5 million of the $348.3 million purchase price has been paid with the remaining consideration expected to be paid in the second quarter of 2017. The Company funded the acquisition with available cash on hand and borrowings under the Company’s revolving credit facility. The PolySwitch business, which is split between the Automotive and Electronics segments, has a leading position in polymer based resettable circuit protection devices, with a strong global presence in the automotive, battery, industrial, communications and mobile computing markets. PolySwitch has manufacturing facilities in Shanghai and Kunshan, China and Tsukuba, Japan. The acquisition allows the Company to strengthen its global circuit protection product portfolio, as well as strengthen its presence in the automotive electronics and battery end markets. The acquisition also significantly increases the Company’s presence in Japan.

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

Pro Forma Results

The following table summarizes, on a pro forma basis, the combined results of operations of the Company and the acquired PolySwitch and the ON Portfolio businesses for the three months ended April 2, 2016 as though the acquisitions had occurred as of January 3, 2016. The Company has not included pro forma results of operations for Menber’s or Monolith as these results were not material to the Company. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the PolySwitch or ON Portfolio acquisitions occurred as of January 3, 2016 or of future consolidated operating results.

(in thousands)	Three Months Ended April 2, 2016
Net sales	$268,775
Income before income taxes	34,081
Net income	27,508
Net income — basic	1.23
Net income — diluted	1.22

Pro forma results presented above primarily reflect: (i) incremental depreciation relating to fair value adjustments to property, plant, and equipment; (ii) amortization adjustments relating to fair value estimates of intangible assets; (iii) incremental interest expense on assumed indebtedness; and (iv) additional cost of goods sold relating to the capitalization of gross profit as part of purchase accounting recognized for purposes of the pro forma as if it was recognized during the Company’s first quarter of 2016. Pro forma adjustments described above have been tax affected using the Company's effective rate during the respective periods.

3. Inventories

The components of inventories at April 1, 2017 and December 31, 2016 are as follows:

(in thousands)	April 1, 2017	December 31, 2016
Raw materials	$33,003	$32,231
Work in process	24,200	23,354
Finished goods	61,108	58,478
Total	$118,311	$114,063

4. Debt

The carrying amounts of debt at April 1, 2017 and December 31, 2016 are as follows:

(in thousands)	April 1, 2017	December 31, 2016
Revolving credit facility	$—	$112,500
Term loan	118,750	120,313
Entrusted loan	2,903	3,522
Euro Senior Notes, Series A due 2023	125,616	122,313
Euro Senior Notes, Series B due 2028	101,996	99,314
USD Senior Notes, Series A due 2022	25,000	—
USD Senior Notes, Series B due 2027	100,000	—
Unamortized debt issuance costs	(3,742)	(3,820)
Total debt	470,523	454,142
Less: Current maturities	(6,250)	(6,250)
Total long-term debt	$464,273	$447,892

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

Outstanding borrowings under the credit agreement bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.00% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.00% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the credit agreement ranging from 0.15% to 0.30%, based on the Consolidated Leverage Ratio, as defined. The credit agreement includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 2.48% at April 1, 2017.

As of April 1, 2017, the Company had $0.1 million outstanding in letters of credit and had available $574.9 million of borrowing capacity under the revolving credit facility. At April 1, 2017, the Company was in compliance with all covenants under the credit agreement.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At April 1, 2017, the Company was in compliance with all covenants under the revolving credit facility and the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders, and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Entrusted Loan

During 2014, the Company entered into an entrusted loan arrangement (“Entrusted Loan”) of Chinese renminbi 110.0 million (approximately U.S. $17.9 million) between two of its China legal entities, Littelfuse Semiconductor (“Wuxi”) Company (the “lender”) and Suzhou Littelfuse OVS Ltd. (the “borrower”), utilizing Bank of America, N.A., Shanghai Branch as agent. Direct borrowing and lending between two commonly owned commercial entities was strictly forbidden at the time under China’s regulations requiring the use of a third party agent to enable loans between Chinese legal entities. As a result, the Entrusted Loan is reflected as both a long-term asset and long-term debt on the Company’s Consolidated Balance Sheets and is reflected in the investing and financing activities in its Consolidated Statements of Cash Flows. Interest expense and interest income will be recorded between the lender and borrower with no net impact on the Company’s Consolidated Statements of Income since the amounts will be offsetting. The loan interest rate per annum is 5.25%. The Entrusted Loan is used to finance the operation and working capital needs of the borrower and matures in November 2019. The balance of the Entrusted Loan was Chinese renminbi 20.0 million (approximately U.S. $2.9 million) at April 1, 2017.

5. Fair Value of Assets and Liabilities

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

Investments

Investments in equity securities listed on a national market or exchange are valued at the last sales price and are classified within Level 1 of the valuation hierarchy.

There were no changes during the quarter ended April 1, 2017 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of April 1, 2017 and December 31, 2016, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of April 1, 2017:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment in Polytronics	$11,660	$—	$—	$11,660

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 31, 2016:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment in Polytronics	$10,435	$—	$—	$10,435

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s revolving and term loan debt facilities’ fair values approximate book value at April 1, 2017 and December 31, 2016, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of April 1, 2017 and December 31, 2016 are as follows:

	April 1, 2017		December 31, 2016
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series A due 2023	$125,616	$125,251	$122,313	$122,586
Euro Senior Notes, Series B due 2028	101,996	101,037	99,314	99,230
USD Senior Notes, Series A due 2022	25,000	24,817	—	—
USD Senior Notes, Series B due 2027	100,000	99,208	—	—

6. Benefit Plans

The Company has company-sponsored defined benefit pension plans covering employees in the U.K., Germany, the Philippines, China, Japan, and France. The amount of the retirement benefits provided under the plans is based on years of service and final average pay.

The components of net periodic benefit cost for the three months ended April 1, 2017 and April 2, 2016 are as follows:

	For the Three Months Ended
(in thousands)	April 1, 2017	April 2, 2016
Components of net periodic benefit cost:
Service cost	$408	$332
Interest cost	360	497
Expected return on plan assets	(476)	(520)
Amortization of prior service (credit)	84	73
Total cost of the plan	376	382
Expected plan participants’ contribution	—	—
Net periodic benefit cost	$376	$382

The expected return on pension assets is 4.5% and 4.9% in 2017 and 2016, respectively.

7. Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss) (“AOCI”): The following table sets forth the changes in the components of AOCI by component for the three months ended April 1, 2017:

(in thousands)	Pension and postretirement liability and reclassification adjustments (a)	Unrealized gains on investments	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2016	$(11,983)	$10,769	$(73,365)	$(74,579)
Activity in the period	(282)	947	4,962	5,627
Balance at April 1, 2017	$(12,265)	$11,716	$(68,403)	$(68,952)

(a) The balances at April 1, 2017 and December 31, 2016 are net of taxes of $1.2 million and $1.1 million, respectively.

8. Income Taxes

The effective tax rate for the first quarter of 2017 was 18.0% compared to an effective tax rate of 28.8% in the first quarter of 2016. The effective tax rates for both the first quarter of 2017 and the first quarter of 2016 are lower than the U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions. Further, the effective tax rate for the first quarter of 2017 was lower than the effective tax rate for the first quarter of 2016 primarily due to a larger amount of income earned in lower tax jurisdictions in the first quarter of 2017 compared to the first quarter of 2016.

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
(in thousands, except per share amounts)	April 1, 2017	April 2, 2016
Numerator:
Net income as reported	$38,891	$19,289

Denominator:
Weighted average shares outstanding
Basic	22,748	22,438
Effect of dilutive securities	241	183
Diluted	22,989	22,621

Earnings Per Share:
Basic earnings per share	$1.71	$0.86
Diluted earnings per share	$1.69	$0.85

No potential shares of common stock attributable to stock options were excluded from the earnings per share calculation because their effect would be anti-dilutive for the three months ended April 1, 2017 while 21,888 shares were excluded for the three months ended April 2, 2016.

10. Segment Information

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

Segment information is summarized as follows:

	For the Three Months Ended
(in thousands)	April 1, 2017	April 2, 2016
Net sales
Electronics	$153,767	$98,796
Automotive	107,839	91,933
Industrial	23,835	28,669
Total net sales	$285,441	$219,398

Depreciation and amortization
Electronics	$8,387	$5,372
Automotive	5,371	3,266
Industrial	1,314	1,451
Other	—	937
Total depreciation and amortization	$15,072	$11,026

Operating income (loss)
Electronics	$35,206	$22,416
Automotive	15,065	17,491
Industrial	106	1,673
Other(a)	(1,525)	(9,152)
Total operating income	48,852	32,428
Interest expense	3,120	2,045
Foreign exchange loss (gain)	(1,557)	3,823
Other expense (income), net	(139)	(517)
Income before income taxes	$47,428	$27,077

(a) For the first quarter of 2017, “Other” Operating income (loss) of $1.5 million consists of acquisition and integration costs associated with the Company’s 2016 acquisitions (included in Cost of sales (“COS”) and Selling, general, and administrative expenses (“SG&A)).

For the first quarter of 2016, “Other” Operating income (loss) of $9.2 million consists of: (i) $1.4 million of internal reorganization costs with $1.1 million included in COS and $0.3 million included in SG&A, (ii) $6.2 million of acquisition related expenses included in SG&A, and (iii) $1.6 million of impairment and severance costs related to the planned shut-down of the Company’s Roskilde, Denmark operations with $0.2 million included in COS, $0.9 million included in amortization of intangibles, $0.3 million included in research and development, and $0.2 million included in SG&A.

The Company’s net sales by country are as follows:

	For the Three Months Ended
(in thousands)	April 1, 2017	April 2, 2016
Net sales
United States	$86,658	$85,149
China	74,690	48,509
Other countries	124,093	85,740
Total net sales	$285,441	$219,398

The Company’s long-lived assets by country, as of April 1, 2017 and December 31, 2016, are as follows:

(in thousands)	April 1, 2017	December 31, 2016
Long-lived assets
United States	$23,770	$23,731
China	65,073	65,345
Mexico	58,111	52,262
Philippines	32,615	33,345
Other countries	44,373	42,492
Total long-lived assets	$223,942	$217,175

The Company’s additions to long-lived assets by country are as follows:

	For the Three Months Ended
(in thousands)	April 1, 2017	April 2, 2016
Additions to long-lived assets
United States	$332	$1,618
China	2,341	1,046
Mexico	6,978	4,653
Philippines	855	1,101
Other countries	1,871	721
Total additions to long-lived assets	$12,377	$9,139

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).

Certain statements in this section and other parts of this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the federal securities laws and are entitled to the safe-harbor provisions of the PSLRA.  These statements include statements regarding the Company’s future performance, as well as management's expectations, beliefs, intentions, plans, estimates or projections relating to the future.  Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy, although not all forward-looking statements contain such terms.  The Company cautions that forward-looking statements, which speak only as of the date they are made, are subject to risks, uncertainties and other factors, and actual results and outcomes may differ materially from those indicated or implied by the forward-looking statements.  These risks, uncertainties and other factors include, but  are not limited to, risks relating to product demand and market acceptance, economic conditions, the impact of competitive  products and pricing, product quality problems or product recalls, capacity and supply difficulties or constraints, coal mining  exposures reserves, failure of an indemnification for environmental liability, exchange rate fluctuations, commodity price fluctuations, the effect of the Company's accounting policies, labor disputes, restructuring costs in excess of expectations,  pension plan asset returns less than assumed, integration of acquisitions, uncertainties related to political or regulatory changes, and other risks which may be detailed in the  Company's other Securities and Exchange Commission filings, including those set forth under  Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  The Company does not undertake any obligation to update or revise any forward-looking statements to reflect future events or circumstances, new information or otherwise.

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations,  should be read in conjunction with information provided in the financial statements and the related Notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, the consolidated financial statements and the accompanying notes. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) the consolidated financial statements, (ii) the changes in certain key items within those financial statements from year-to-year, (iii) the primary factors that contributed to those changes, and (iv) any changes in known trends or uncertainties that we are aware of and that may have a material effect on future performance. In addition, MD&A provides information about the Company’s segments and how the results of those segments impact the results of operations and financial condition as a whole.

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

Executive Summary

The Company experienced strong performance improvements in the first quarter of 2017 compared to the first quarter of 2016. For the first quarter of 2017, the Company recognized net sales of $285.4 million compared to $219.4 million in the first quarter of 2016. The increase of $66.0 million, or 30.0%, reflects increased net sales of $55.0 million, or 56%, in the Electronics segment and $15.9 million, or 17%, in the Automotive segment, partially offset by decreased net sales of $4.8 million, or 17%, in the Industrial segment. The increased net sales in the Electronics and Automotive segments were primarily due to the impact of prior year acquisitions. The Company recognized net income of $38.9 million, or $1.69 per diluted share, in the first quarter of 2017 compared to net income of $19.3 million, or $0.85 per diluted share in the first quarter of 2016. Increased net income reflects the impacts of the prior year acquisitions on the current year results as well of a decrease in acquisition-related costs, coupled with a lower effective tax rate.

Results of Operations

The following table summarizes the Company’s consolidated results of operations for the periods presented. The first quarter of 2017 includes approximately $1.5 million of non-segment charges.  These were primarily attributable to acquisition-related costs primarily related to legal and integration costs associated with the Company’s acquisitions in 2016 of the ON Portfolio PolySwitch.

The first quarter of 2016 includes approximately $9.2 million of other non-segment charges.  These included $6.2 million of acquisition-related costs primarily related to legal and integration costs associated with the Company’s PolySwitch acquisition, $1.6 million in impairment charges related to the closure of the Company’s manufacturing facility in Denmark, $1.0 million related to the Company’s transfer of its reed sensor manufacturing operations from the U.S. and China to the Philippines and $0.4 million related to internal legal restructuring costs.

	Three Months Ended
(in thousands, except % change)	April 1, 2017	April 2, 2016	Change	% Change
Net sales	$285,441	$219,398	$66,043	30%
Gross profit	113,650	87,155	26,495	30%
Operating expenses	64,798	54,727	10,071	18%
Operating income	48,852	32,428	16,424	51%
Income before income taxes	47,428	27,077	20,351	75%
Income taxes	8,537	7,788	749	10%
Net income	38,891	19,289	19,602	102%

Net Sales

Net sales increased $66.0 million, or 30%, for the first quarter of 2017 compared to the first quarter of 2016, primarily due to a $60.9 million increase from the prior year PolySwitch, ON Portfolio, and Menbers’ acquisitions. Increased net sales in the Electronics segment of $55.0 million and the Automotive segment of $15.9 million were partially offset by a $4.8 million decrease in the Industrial segment.

Gross Profit

Gross profit was $113.7 million, or 39.8% of net sales, in the first quarter of 2017, compared to $87.2 million, or 39.7% of net sales in the first quarter of 2016. Gross profit reflects the incremental net sales and associated profits related to the prior year acquisitions.

Operating Expenses

Total operating expense was $64.8 million, or 22.7% of net sales, for the first quarter of 2017 compared to $54.7 million, or 24.9% of net sales, for the first quarter of 2016. The increase in operating expenses of $10.1 million is primarily due to incremental operating expenses related to the prior year acquisitions including increased selling costs and amortization of intangibles. The improvement in operating expenses as a percentage of net sales is due to operating efficiencies coupled with approximately $7.8 million of acquisition-related charges incurred in 2016.

Operating Income

Operating income was $48.9 million, or 17.1% of net sales, for the first quarter of 2017 compared to $32.4 million, or 14.8% of net sales, for the first quarter of 2016. The increase in operating income is the result of the above-described increased net sales and associated margins partially offset by increased operating expenses. The improvement in operating income as a percentage of net sales reflects the impact of the prior year acquisitions costs on operating expenses.

Income Before Income Taxes

Income before income taxes was $47.4 million, or 16.6% of net sales, for the first quarter of 2017 compared to $27.1 million, or 12.3% of net sales, for the first quarter of 2016. In addition to the factors impacting comparative results for operating income, income before income taxes was impacted by favorable comparative foreign exchange partially offset by increased interest expense. The effect of foreign exchange rate changes on various foreign currency transactions worldwide was approximately $1.6 million of income for the first quarter of 2017 compared to $3.8 million of expense for the first quarter of 2016 and primarily reflects fluctuations in the euro and Philippine peso against the U.S. dollar. Interest expense was $3.1 million in the first quarter of 2017 as compared to $2.0 million in the first quarter of 2016, primarily reflecting increased borrowings.

Income Taxes

Income tax expense was $8.5 million, or an effective tax rate of 18.0%, for the first quarter of 2017 compared to income tax expense of $7.8 million, or an effective tax rate of 28.8%, for the first quarter of 2016. The effective tax rates for both the first quarter of 2017 and the first quarter of 2016 are lower than the U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions. Further, the effective tax rate for the first quarter of 2017 was lower than the effective tax rate for the first quarter of 2016 primarily due to a larger amount of income earned in lower tax jurisdictions in the first quarter of 2017 compared to the first quarter of 2016.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Automotive and Industrial. Segment information is described more fully in Note 10, Segment Information, of the Notes to Consolidated Financial Statements included in this Quarterly Report.

 The following table is a summary of the Company’s net sales by segment:

	Three Months Ended
(in thousands)	April 1, 2017	April 2, 2016	Change	% Change
Electronics	$153,767	$98,796	$54,971	56%
Automotive	107,839	91,933	15,906	17%
Industrial	23,835	28,669	(4,834)	(17%)
Total	$285,441	$219,398	$66,043	30%

Electronics Segment

The Electronics segment net sales increased $55.0 million, or 56%, in the first quarter of 2017 compared to the first quarter of 2016 primarily due to $41.5 million of incremental net sales related to the PolySwitch and ON Portfolio acquisitions in the prior year. Excluding the impact of the acquisitions, the increased Electronics segment net sales were primarily the result of increased net sales of passive and semiconductor products.

Automotive Segment

The Automotive segment net sales increased $15.9 million, or 17%, in the first quarter of 2017 compared to the first quarter of 2016 primarily due to $19.3 million of incremental net sales related to the PolySwitch and Menber’s acquisitions in the prior year. The segment also experienced unfavorable foreign exchange impacts of $1.7 million, primarly related to net sales denominated in euros and Chinese renminbi. Excluding the impact of prior year acquisitions and foreign currency, slight increases in net sales of passenger car products and commercial vehicle products were offset by a decrease in sensor net sales.

Industrial Segment

The Industrial segment net sales decreased $4.8 million, or 17%, in the first quarter of 2017 compared to the first quarter of 2016 primarily due to the divestiture of two non-core product lines, one in the first quarter of 2016 and the other in the fourth quarter of 2016, and decreased net sales in the custom products operations.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Three Months Ended
(in millions)	April 2, 2017	April 1, 2016	Change	% Change
Americas	$98,025	$99,823	$(1,798)	(2%)
Europe	58,905	42,813	16,092	38%
Asia-Pacific	128,511	76,762	51,749	67%
Total	$285,441	$219,398	$66,043	30%

Americas

Net sales in the Americas decreased $1.8 million, or 2%, in the first quarter of 2017 compared to the first quarter of 2016. Increased net sales resulting from acquisitions in 2016 were more than offset by lower net sales of the Industrial segment’s custom products and the Automotive segment’s sensor products.

Europe

European net sales increased $16.1 million, or 38%, in the first quarter of 2017 compared to the first quarter of 2016 primarily due to a $15.0 million increase from prior year acquisitions partially offset by $1.7 million in unfavorable currency effects primarily results from sales denominated in euros.

Asia-Pacific

Asia-Pacific net sales increased $51.7 million, or 67%, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to $38.3 million in incremental net sales from prior year acquisitions. The Asia-Pacific net sales increase also reflects increased net sales in all of the Electronics segment’s and Automotive segment’s business units.

Liquidity and Capital Resources

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

Revolving Credit Facility/Term Loan

On March 4, 2016, the Company entered into a new five-year credit agreement with a group of lenders for up to $700.0 million. The new credit agreement consists of an unsecured revolving credit facility of $575.0 million and an unsecured term loan credit facility of up to $125.0 million. In addition, the Company has the ability, from time to time, to increase the size of the revolving credit facility and the term loan facility by up to an additional $150.0 million, in the aggregate, in each case in minimum increments of $25.0 million, subject to certain conditions and the agreement of participating lenders. For the term loan credit facility, the Company is required to make quarterly principal payments of $1.6 million through March 31, 2018 and $3.1 million from June 30, 2018 through December 31, 2020 with the remaining balance due on March 4, 2021.

Outstanding borrowings under the credit agreement bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.00% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.00% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the credit agreement ranging from 0.15% to 0.30%, based on the Consolidated Leverage Ratio, as defined. The effective interest rate on outstanding borrowings under the credit facility was 2.48% at April 1, 2017. As of April 1, 2017, the Company had $0.1 million outstanding in letters of credit and had available $574.9 million of borrowing capacity under the revolving credit facility. Further information regarding the Company’s credit agreement is provided in Note 4, Debt, of the Notes to Consolidated Financial Statements included in this Quarterly Report.

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

On December 8, 2016, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold $125 million aggregate principal amount of senior notes in two series. On February 15, 2017, $25 million in aggregate principal amount of 3.03% Senior Notes, Series A, due February 15, 2022, and $100 million in aggregate principal amount of 3.74% Senior Notes, Series B, due February 15, 2027 (together, the “U.S. Senior Notes,” and together with the Euro Senior Notes, the “Senior Notes”) were funded. Interest on the U.S. Senior Notes will be payable semiannually on February 15 and August 15, commencing August 15, 2017. Further information regarding the Company’s Senior Notes is provided in Note 4, Debt, of the Notes to Consolidated Financial Statements included in this Quarterly Report.

Cash Flow Overview

	For the Three Months Ended
(in thousands)	April 1, 2017	April 2, 2016
Net cash provided by operating activities	$22,943	$9,492
Net cash used in investing activities	(22,098)	(273,219)
Net cash provided by financing activities	2,938	203,733
Effect of exchange rate changes on cash and cash equivalents	(928)	4,072
Decrease in cash and cash equivalents	2,855	(55,922)
Cash and cash equivalents at beginning of period	275,124	328,786
Cash and cash equivalents at end of period	$277,979	$272,864

Cash Flow from Operating Activities

Net cash provided by operating activities was $22.9 million for the first three months of 2017 reflecting $38.9 million in net income and $20.2 million in non-cash adjustments (primarily $15.1 million in depreciation and amortization) offset by $36.2 million in net changes to various operating assets and liabilities.

Changes in operating assets and liabilities for the first three months of 2017 (including short-term and long-term items) that impacted cash flows negatively consisted of increases in accounts receivable ($11.3 million), inventory ($3.3 million), prepaid and other assets ($2.0 million), accrued payroll and severance ($20.2 million), accounts payable ($3.3 million) and accrued and deferred taxes ($0.2 million). The increase in accounts receivable was due to increased net sales in the first quarter. The decrease in accrued payroll and severance was due primarily to payouts for the 2016 management incentive plan which occurred in the first quarter.

Cash Flow from Investing Activities

Net cash used in investing activities was $22.1 million and primarily related to the acquisition of the Monolith business ($14.2 million), net of cash acquired, and capital expenditures ($12.4 million) both of which were partially offset by proceeds from maturities of short-term investments ($3.7 million) and a decrease in the entrusted loan ($0.7 million). The decrease in cash used in investing activities is due to cash used in the acquisition of PolySwitch in the first quarter of 2016.

Cash Flow from Financing Activities

Net cash provided by financing activities was $2.9 million and included $10.3 million in net proceeds on borrowings and $0.2 million from the exercise of stock options including tax benefits both of which are partially offset by dividends paid of $7.5 million and debt issuance costs related to the new credit agreement of $0.1 million. The decrease in cash provided by financing activities is due to the Company entering into the new credit agreement and term loan credit facility in the first quarter of 2016.

Share Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a program for the period May 1, 2016 to April 30, 2017 (“Share Repurchase Program”). The Company did not repurchase any shares of its common stock during fiscal 2016 or the first quarter of 2017. The Share Repurchase Program expired on April 30, 2017 with no shares repurchased. The Company’s Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the Company’s common stock for the period May 1, 2017 to April 30, 2018.

Off-Balance Sheet Arrangements

As of April 1, 2017, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other” (Topic 350). This ASU modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because the update will eliminate Step 2 from the goodwill impairment test, it should reduce the cost and complexity of evaluating goodwill for impairment. This ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020, with early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects to adopt the new standard in 2017.

Critical Accounting Policies and Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. In connection with the preparation of the Consolidated Financial Statements, the Company uses estimates and makes judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates, and judgments are based on historical experience, current trends, and other factors the Company believes are relevant at the time it prepares the Consolidated Financial Statements.

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. During the three months ended April 1, 2017, there were no significant changes in the application of critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2016. During the three months ended April 1, 2017, there have been no material changes in our exposure to market risk.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended April 1, 2017, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

During the three months ended April 1, 2017, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMAITON

None.

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Subsidiary Guaranty Agreement, dated as of February 15, 2017, made by LFUS LLC, Littelfuse Commercial Vehicle, LLC, SC Building LLC, SSAC, LLC and Symcom, Inc. in favor of the note purchasers and the other holders (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K dated February 15, 2017).

31.1*	Certification of David W. Heinzmann, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Meenal A. Sethna, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, to be signed on its behalf by the undersigned thereunto duly authorized.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littelfuse, Inc. By /s/ Meenal A. Sethna Meenal A. Sethna Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: May 3, 2017