Form 10-Q
period 2017-07-01
LITTELFUSE INC /DE
filed 2017-08-02
CIK 889331

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2017

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

As of July 28, 2017, the registrant had outstanding 22,712,629 shares of Common Stock, net of Treasury Shares.

LITTELFUSE, INC.

CONSOLIDATED BALANCE SHEETS

	July 1, 2017	December 31, 2016
(in thousands)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$321,893	$275,124
Short-term investments	34	3,690
Trade receivables, net	199,027	176,032
Inventories	125,240	114,063
Prepaid income taxes	6,720	11,671
Prepaid expenses and other current assets	51,938	31,501
Total current assets	704,852	612,081
Property, plant, and equipment:
Land	9,691	9,268
Buildings	84,481	80,553
Equipment	471,960	439,542
Accumulated depreciation and amortization	(333,593)	(312,188)
Net property, plant, and equipment	232,539	217,175
Intangible assets, net of amortization:
Patents, licenses and software	85,798	83,607
Distribution network	18,191	18,995
Customer relationships, trademarks and tradenames	106,848	110,425
Goodwill	432,134	403,544
Investments	11,916	13,933
Deferred income taxes	19,028	20,585
Other assets	10,885	10,849
Total assets	$1,622,191	$1,491,194
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$100,826	$90,712
Accrued payroll	32,866	42,810
Accrued expenses	50,536	36,138
Accrued severance	629	2,785
Accrued income taxes	9,522	8,846
Current portion of long-term debt	7,813	6,250
Total current liabilities	202,192	187,541
Long-term debt, less current portion	473,879	447,892
Deferred income taxes	8,826	7,066
Accrued post-retirement benefits	15,975	13,398
Other long-term liabilities	25,887	20,366
Shareholders’ equity:
Common stock, par value $0.01 per share	245	228
Treasury stock, at cost	(41,049)	(36,510)
Additional paid-in capital	302,238	291,258
Accumulated other comprehensive income	(73,104)	(74,579)
Retained earnings	706,959	634,391
Littelfuse, Inc. shareholders’ equity	895,289	814,788
Non-controlling interest	143	143
Total equity	895,432	814,931
Total liabilities and equity	$1,622,191	$1,491,194

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
(in thousands, except per share data)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Net sales	$313,355	$271,912	$598,797	$491,310
Cost of sales	180,747	174,046	352,539	306,289
Gross profit	132,608	97,866	246,258	185,021

Selling, general, and administrative expenses	53,438	51,092	100,139	93,458
Research and development expenses	12,729	11,916	24,881	20,481
Amortization of intangibles	6,171	5,156	12,115	8,952
Total operating expenses	72,338	68,164	137,135	122,891
Operating income	60,270	29,702	109,123	62,130

Interest expense	3,281	1,670	6,401	3,715
Foreign exchange gain	(558)	(6,237)	(2,115)	(2,414)
Other expense (income), net	190	255	52	(262)
Income before income taxes	57,357	34,014	104,785	61,091
Income taxes	8,719	6,862	17,255	14,650
Net income	$48,638	$27,152	$87,530	$46,441

Income per share:
Basic	$2.13	$1.21	$3.84	$2.07
Diluted	$2.11	$1.20	$3.80	$2.05

Weighted-average shares and equivalent shares outstanding:
Basic	22,822	22,528	22,785	22,483
Diluted	23,023	22,674	23,005	22,647

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
(in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Net income	$48,638	$27,152	$87,530	$46,441
Other comprehensive income (loss):
Pension liability adjustments (net of tax of $23 and $32 for the three months ended 2017 and 2016, and $55 and $365 for the six months ended 2017 and 2016, respectively)	(19)	(137)	(200)	(45)
Pension and postemployment reclassification adjustments	(80)	71	(181)	144
Unrealized gain (loss) on investments	(472)	(252)	475	(1,486)
Foreign currency translation adjustments	(3,582)	(14,935)	1,380	(3,180)
Comprehensive income	$44,485	$11,899	$89,004	$41,874

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
(in thousands)	July 1, 2017	July 2, 2016
Operating activities
Net income	$87,530	$46,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,575	16,156
Amortization of intangibles	12,115	8,952
Provision for bad debts	1,895	—
Impairment of long-lived assets	—	1,391
Non-cash inventory charge	—	6,902
Loss on sale of property, plant, and equipment	593	331
Stock-based compensation	8,590	6,124
Excess tax benefit on share-based compensation	—	(1,585)
Deferred income taxes	1,514	—
Changes in operating assets and liabilities:
Trade receivables	(32,039)	(25,028)
Inventories	(8,739)	(1,282)
Accounts payable	7,985	2,974
Accrued expenses (including post-retirement)	3,912	5,715
Accrued payroll and severance	(13,190)	(10,227)
Accrued taxes	515	(13,946)
Prepaid expenses and other	4,317	(7,642)
Net cash provided by operating activities	93,573	35,276

Investing activities
Acquisitions of businesses, net of cash acquired	(14,172)	(354,356)
Proceeds from maturities of short-term investments	3,739	—
Decrease in entrusted loan	2,416	—
Purchases of property, plant, and equipment	(28,278)	(20,217)
Proceeds from sale of property, plant, and equipment	178	370
Net cash used in investing activities	(36,117)	(374,203)

Financing activities
Proceeds of revolving credit facility	—	258,000
Proceeds of term loan	—	125,000
Proceeds of senior notes payable	125,000	—
Payments of term loan	(3,125)	(86,563)
Payments of revolving credit facility	(112,500)	(97,500)
Net proceeds (payments) related to stock-based award activities	(2,074)	2,960
Payments of entrusted loan	(2,416)	—
Debt issuance costs	(1)	(1,701)
Cash dividends paid	(14,963)	(12,995)
Excess tax benefit on share-based compensation	—	1,586
Net cash (used in) provided by financing activities	(10,079)	188,787
Effect of exchange rate changes on cash and cash equivalents	(608)	815
Increase (decrease) in cash and cash equivalents	46,769	(149,325)
Cash and cash equivalents at beginning of period	275,124	328,786
Cash and cash equivalents at end of period	$321,893	$179,461

Supplemental disclosure of non-cash investing activities:
Fair value of commitment to purchase non-controlling interest of Monolith	$9,000	$—

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

Basis of Presentation

The Company’s accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheet, statements of net income and comprehensive income and cash flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. They have been prepared in accordance with accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which should be read in conjunction with the disclosures therein. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for interim periods are not necessarily indicative of annual operating results. Certain reclassifications of prior year amounts for Trade receivables, net and Prepaid expenses and other current assets were made to conform to the 2017 presentation.

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

Factors the Company considers important when performing the impairment tests, which could result in changes to its estimates, include underperformance relative to historical or projected future operating results and declines in acquisitions and trading multiples. Due to the diverse end user base and non-discretionary product demand, the Company does not believe its future operating results will vary significantly relative to its historical and projected future operating results. However, it is possible that impairment charges could be recognized for the Relays reporting unit if there are declines in profitability or projected future operating results due to changes in volume, market pricing, cost, or the business environment. As of the most recent annual test conducted on October 2, 2016, the Company concluded the fair value of the Relays reporting unit exceeded its carrying value of invested capital and therefore, no potential goodwill impairment existed. As of the 2016 annual test date, the Relays reporting unit had $41.4 million of goodwill and intangible assets and the excess of fair value over the carrying value of invested capital was 15%. As of July 1, 2017, there were no events or circumstances that indicate the Relays intangible assets were impaired.

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

In March 2016, the FASB issued ASU No. 2016-09 – “Improvements to Employee Share-Based Payment Accounting,” which amends ASC 718, “Compensation – Stock Compensation.” The update simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the Consolidated Statements of Cash Flows. The update is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted the new standard on January 1, 2017. As a result of the adoption, on a prospective basis, the Company recognized $1.4 million and $1.9 million of excess tax benefits from stock-based compensation as a discrete item in income tax expense for the three and six months ended July 1, 2017, respectively. Historically, these amounts were recorded as additional paid-in capital. The Company also elected to apply the change prospectively to the Consolidated Statement of Cash Flows. As a result, on a prospective basis, share-based payments will be reported as operating activities in the Consolidated Statement of Cash Flows. The Company elected not to change its policy on accounting for forfeitures and will continue to estimate a requisite forfeiture rate. Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on the results of operations.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” This ASU provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. In August, 2015, the FASB issued ASU No. 2015-14, which postponed the effective date of ASU No. 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. The Company is in the process of performing its initial assessment of the potential impact on its consolidated financial statements, and currently anticipates adopting this standard using the modified retrospective method. While the Company is currently assessing the impact of the new standards, the Company’s revenue is primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks, and rewards transfer. These are largely un-affected by the new standard. The Company does not expect this new guidance to have a material impact on the amount of overall sales recognized; however, the timing of sales on certain projects may be affected. The Company has not yet quantified this potential impact.

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

The additional investment resulted in the Company gaining control of Monolith and was accounted for as a step-acquisition with the fair value of the original investment immediately before the acquisition estimated to be approximately $3.5 million. As the fair value of the investment immediately prior to the transaction equaled the carrying value, there was no impact on the Company’s consolidated statement of net income. As the Securities Purchase Agreement includes an obligation of the Company to mandatorily redeem the non-controlling interest for cash, the fair value of the non-controlling interest was recognized as a liability on the Company’s consolidated balance sheet. Changes in the fair value of the non-controlling interest are recognized in the Company’s consolidated statements of net income.

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

PolySwitch

On March 25, 2016, the Company acquired 100% of the circuit protection business (“PolySwitch”) of TE Connectivity Ltd. for $348.3 million, net of acquired cash and after settlement of certain post-closing adjustments. In the second quarter of 2017, the Company paid the final consideration of $3.8 million. The Company funded the acquisition with available cash on hand and borrowings under the Company’s revolving credit facility. The PolySwitch business, which is split between the Automotive and Electronics segments, has a leading position in polymer based resettable circuit protection devices, with a strong global presence in the automotive, battery, industrial, communications and mobile computing markets. PolySwitch has manufacturing facilities in Shanghai and Kunshan, China and Tsukuba, Japan. The acquisition allows the Company to strengthen its global circuit protection product portfolio, as well as strengthen its presence in the automotive electronics and battery end markets. The acquisition also significantly increases the Company’s presence in Japan.

The following table summarizes the purchase price allocation of the fair value of assets acquired and liabilities assumed in the PolySwitch acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Original consideration	$350,000
Post closing consideration adjustment received	(1,708)
Acquired cash	(3,810)
Acquired cash returned to seller	3,810
Total purchase consideration	$348,292
Allocation of consideration to assets acquired and liabilities assumed:
Current assets, net	$60,228
Property, plant, and equipment	51,613
Land lease	4,290
Patented and unpatented technologies	56,425
Customer relationships	39,720
Goodwill	165,088
Other long-term assets	11,228
Current liabilities	(35,280)
Other non-current liabilities	(5,020)
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

Pro Forma Results

The following table summarizes, on a pro forma basis, the combined results of operations of the Company and the acquired PolySwitch and the ON Portfolio businesses for the three months and six months ended July 2, 2016 as though the acquisitions had occurred as of January 3, 2016. The Company has not included pro forma results of operations for Menber’s or Monolith as these results were not material to the Company. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the PolySwitch or ON Portfolio acquisitions occurred as of January 3, 2016 or of future consolidated operating results.

(in thousands)	Three Months Ended July 2, 2016	Six Months Ended July 2, 2016
Net sales	$286,975	$555,750
Income before income taxes	44,140	78,222
Net income	36,191	63,700
Net income — basic	1.61	2.83
Net income — diluted	1.60	2.81

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

3. Inventories

The components of inventories at July 1, 2017 and December 31, 2016 are as follows:

(in thousands)	July 1, 2017	December 31, 2016
Raw materials	$36,104	$32,231
Work in process	26,576	23,354
Finished goods	62,560	58,478
Total	$125,240	$114,063

4. Debt

The carrying amounts of debt at July 1, 2017 and December 31, 2016 are as follows:

(in thousands)	July 1, 2017	December 31, 2016
Revolving credit facility	$—	$112,500
Term loan	117,188	120,313
Entrusted loan	1,179	3,522
Euro Senior Notes, Series A due 2023	133,497	122,313
Euro Senior Notes, Series B due 2028	108,395	99,314
USD Senior Notes, Series A due 2022	25,000	—
USD Senior Notes, Series B due 2027	100,000	—
Unamortized debt issuance costs	(3,567)	(3,820)
Total debt	481,692	454,142
Less: Current maturities	(7,813)	(6,250)
Total long-term debt	$473,879	$447,892

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

Outstanding borrowings under the credit agreement bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.00% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.00% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the credit agreement ranging from 0.15% to 0.30%, based on the Consolidated Leverage Ratio, as defined. The credit agreement includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 2.72% at July 1, 2017.

As of July 1, 2017, the Company had $0.1 million outstanding in letters of credit and had available $574.9 million of borrowing capacity under the revolving credit facility. At July 1, 2017, the Company was in compliance with all covenants under the credit agreement.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At July 1, 2017, the Company was in compliance with all covenants under the revolving credit facility and the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders, and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Entrusted Loan

During 2014, the Company entered into an entrusted loan arrangement (“Entrusted Loan”) of Chinese renminbi 110.0 million (approximately U.S. $17.9 million) between two of its China legal entities, Littelfuse Semiconductor (“Wuxi”) Company (the “lender”) and Suzhou Littelfuse OVS Ltd. (the “borrower”), utilizing Bank of America, N.A., Shanghai Branch as agent. Direct borrowing and lending between two commonly owned commercial entities was strictly forbidden at the time under China’s regulations requiring the use of a third party agent to enable loans between Chinese legal entities. As a result, the Entrusted Loan is reflected as both a long-term asset and long-term debt on the Company’s Consolidated Balance Sheets and is reflected in the investing and financing activities in its Consolidated Statements of Cash Flows. Interest expense and interest income will be recorded between the lender and borrower with no net impact on the Company’s Consolidated Statements of Income since the amounts will be offsetting. The loan interest rate per annum is 5.25%. The Entrusted Loan is used to finance the operation and working capital needs of the borrower and matures in November 2019. The balance of the Entrusted Loan was Chinese renminbi 8.0 million (approximately U.S. $1.2 million) at July 1, 2017.

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

There were no changes during the quarter ended July 1, 2017 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of July 1, 2017 and December 31, 2016, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of July 1, 2017:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment in Polytronics	$11,916	$—	$—	$11,916

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 31, 2016:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment in Polytronics	$10,435	$—	$—	$10,435

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s revolving and term loan debt facilities’ fair values approximate book value at July 1, 2017 and December 31, 2016, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of July 1, 2017 and December 31, 2016 are as follows:

	July 1, 2017		December 31, 2016
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series A due 2023	$133,497	$132,037	$122,313	$122,586
Euro Senior Notes, Series B due 2028	108,395	105,505	99,314	99,230
USD Senior Notes, Series A due 2022	25,000	24,928	—	—
USD Senior Notes, Series B due 2027	100,000	99,890	—	—

6. Benefit Plans

The Company has company-sponsored defined benefit pension plans covering employees in the U.K., Germany, the Philippines, China, Japan, and France. The amount of the retirement benefits provided under the plans is based on years of service and final average pay.

The components of net periodic benefit cost for the three and six months ended July 1, 2017 and July 2, 2016 are as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Components of net periodic benefit cost:
Service cost	$408	$333	$816	$665
Interest cost	360	496	720	993
Expected return on plan assets	(476)	(520)	(952)	(1,040)
Amortization of prior service (credit)	84	73	168	146
Total cost of the plan	376	382	752	764
Expected plan participants’ contribution	—	—	—	—
Net periodic benefit cost	$376	$382	$752	$764

The expected return on pension assets is 4.5% and 4.9% in 2017 and 2016, respectively.

7. Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss) (“AOCI”): The following table sets forth the changes in the components of AOCI by component for the six months ended July 1, 2017:

(in thousands)	Pension and postretirement liability and reclassification adjustments (a)	Unrealized gains on investments	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2016	$(11,983)	$10,769	$(73,365)	$(74,579)
Activity in the period	(381)	475	1,381	1,475
Balance at July 1, 2017	$(12,364)	$11,244	$(71,984)	$(73,104)

(a) The balances at July 1, 2017 and December 31, 2016 are net of taxes of $1.1 million and $1.1 million, respectively.

8. Income Taxes

The effective tax rates for the three and six months ended July 1, 2017 was 15.2% and 16.5%, respectively, compared to effective tax rates for the three and six months ended July 2, 2016 of 20.2% and 24.0%, respectively. The effective tax rates for all periods are lower than the U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions. Further, the effective tax rate for the second quarter of 2017 was lower than the effective tax rate for the second quarter of 2016 primarily due to a larger amount of income earned in lower tax jurisdictions in the second quarter of 2017 compared to the second quarter of 2016 as well as the adoption on January 1, 2017 of ASU No. 2016-09 which resulted in the recognition of $1.4 million and $1.9 million of excess tax benefits from stock-based compensation as a discrete item in income tax expense for the three and six months ended July 1, 2017, respectively. Historically, these amounts were recorded as additional paid-in capital.

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
(in thousands, except per share amounts)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Numerator:
Net income as reported	$48,638	$27,152	$87,530	$46,441

Denominator:
Weighted average shares outstanding
Basic	22,822	22,528	22,785	22,483
Effect of dilutive securities	201	146	220	164
Diluted	23,023	22,674	23,005	22,647

Earnings Per Share:
Basic earnings per share	$2.13	$1.21	$3.84	$2.07
Diluted earnings per share	$2.11	$1.20	$3.80	$2.05

Potential shares of common stock relating to stock options excluded from the earnings per share calculation because their effect would be anti-dilutive were 46,100 and 60,491 for the three months ended July 1, 2017 and July 2, 2016, respectively, and 21,896 and 36,699 for the six months ended July 1, 2017 and July 2, 2016, respectively.

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

Segment information is summarized as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales
Electronics	$169,387	$132,170	$323,154	$230,966
Automotive	116,457	111,370	224,297	203,303
Industrial	27,511	28,372	51,346	57,041
Total net sales	$313,355	$271,912	$598,797	$491,310

Depreciation and amortization
Electronics	$8,707	$7,717	$17,095	$13,089
Automotive	5,580	4,988	10,950	8,254
Industrial	1,330	1,376	2,645	2,828
Other	-	—	-	937
Total depreciation and amortization	$15,617	$14,081	$30,690	$25,108

Operating income (loss)
Electronics	$42,967	$25,259	$78,173	$47,675
Automotive	15,713	16,474	30,778	33,965
Industrial	1,905	2,028	2,012	3,701
Other(a)	(315)	(14,059)	(1,840)	(23,211)
Total operating income	60,270	29,702	109,123	62,130
Interest expense	3,281	1,670	6,401	3,715
Foreign exchange loss (gain)	(558)	(6,237)	(2,115)	(2,414)
Other expense (income), net	190	255	52	(262)
Income before income taxes	$57,357	$34,014	$104,785	$61,091

(a) Included in “Other” Operating income (loss) for the 2017 second quarter is of $0.3 million ($1.8 million year-to-date) of acquisition and integration costs associated with the Company’s 2016 acquisitions (included in Cost of sales (“COS”) and Selling, general, and administrative expenses (“SG&A)).

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

The Company’s net sales by country are as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales
United States	$100,648	$93,036	$187,306	$178,184
China	83,055	62,411	157,745	110,919
Other countries	129,652	116,465	253,746	202,207
Total net sales	$313,355	$271,912	$598,797	$491,310

The Company’s long-lived assets by country, as of July 1, 2017 and December 31, 2016, are as follows:

(in thousands)	July 1, 2017	December 31, 2016
Long-lived assets
United States	$23,415	$23,731
China	70,671	65,345
Mexico	60,172	52,262
Philippines	31,573	33,345
Other countries	46,708	42,492
Total long-lived assets	$232,539	$217,175

The Company’s additions to long-lived assets by country are as follows:

	For the Six Months Ended
(in thousands)	July 1, 2017	July 2, 2016
Additions to long-lived assets
United States	$1,149	$2,783
China	10,149	3,847
Mexico	10,925	8,164
Philippines	1,345	2,925
Other countries	5,310	2,498
Total additions to long-lived assets	$28,878	$20,217

11) Subsequent Event

On July 6, 2017, the company completed the acquisition of U.S. Sensor Corp. headquartered in California. The purchase price of $24.0 million is subject to a working capital adjustment and was financed primarily by cash on hand. The acquired business, which will be part of the company's Electronics segment, will contribute to the expansion of the Company’s existing sensor platform portfolio with a range of high-quality temperature sensor products.

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

Executive Summary

The Company experienced strong performance improvements in the second quarter of 2017 compared to the second quarter of 2016 and in the first six months of 2017 compared to the first six months of 2016. For the second quarter of 2017, the Company recognized net sales of $313.4 million compared to $271.9 million in the second quarter of 2016. The increase of $41.4 million, or 15%, reflects increased net sales of $37.2 million, or 28%, in the Electronics segment and $5.1 million, or 5%, in the Automotive segment, partially offset by decreased net sales of $0.9 million, or 3%, in the Industrial segment. The increased net sales in the Electronics segment was due to strong growth across all the Electronic segment’s business units as well as the ON Portfolio acquisition in August 2016. The increased net sales in the Automotive segment was primarily due to the impact of growth in the passenger car and commercial vehicle businesses. The Company recognized net income of $48.6 million, or $2.11 per diluted share, in the second quarter of 2017 compared to net income of $27.2 million, or $1.20 per diluted share in the second quarter of 2016. Increased net income reflects the impacts of the prior year acquisitions on the current year results as well as a decrease in acquisition-related costs, coupled with a lower effective tax rate.

For the first six months of 2017, the Company recognized net sales of $598.8 million compared to $491.3 million in the first six months of 2016. The increase of $107.5 million, or 22%, reflects increased net sales of $92.2 million, or 40%, in the Electronics segment and $21.0 million, or 10%, in the Automotive segment, partially offset by decreased net sales of $5.7 million, or 10%, in the Industrial segment. The increased net sales in the Electronics segment was due to strong growth across all the Electronic segment’s business units as well as the ON Portfolio acquisition in August 2016. The increased net sales in the Automotive segment was primarily due to the impact of prior year acquisitions as well as growth in the passenger car and commercial vehicle businesses. The Company recognized net income of $87.5 million, or $3.80 per diluted share, in the first six months of 2017 compared to net income of $46.4 million, or $2.05 per diluted share in the first six months of 2016. Increased net income reflects the impacts of the prior year acquisitions on the current year results as well as a decrease in acquisition-related costs, coupled with a lower effective tax rate.

Results of Operations

The following table summarizes the Company’s consolidated results of operations for the periods presented. The second quarter of 2017 includes approximately $0.3 million of non-segment charges ($1.8 million year-to-date).  These were primarily attributable to acquisition-related costs related to legal and integration costs associated with the Company’s acquisition in 2016 of the ON Portfolio.

The second quarter of 2016 includes approximately $14.1 million of other non-segment charges ($23.2 million year-to-date).  These included $6.1 million ($12.3 million year-to-date) of acquisition-related costs primarily related to legal and integration costs associated with the Company’s PolySwitch acquisition, a $6.9 million ($6.9 million year-to-date) non-cash inventory charge relating to the PolySwitch acquisition, $0.3 million ($1.9 million year-to-date) in charges related to the closure of the Company’s manufacturing facility in Denmark, $0.7 million ($1.7 million year-to-date) related to the Company’s transfer of its reed sensor manufacturing operation from the U.S. and China to the Philippines and $0.1 million ($0.4 million year-to-date) related to internal legal restructuring costs.

	Second Quarter				First Six Months
	2017	2016	Change	% Change	2017	2016	Change	% Change
Net sales	$313,355	$271,912	$41,443	15.2%	$598,797	$491,310	$107,487	21.9%
Gross profit	132,608	97,866	34,742	35.5%	246,258	185,021	61,237	33.1%
Operating expenses	72,338	68,164	4,174	6.1%	137,135	122,891	14,244	11.6%
Operating income	60,270	29,702	30,568	102.9%	109,123	62,130	46,993	75.6%
Income before income taxes	57,357	34,014	23,343	68.6%	104,785	61,091	43,694	71.5%
Income taxes	8,719	6,862	1,857	27.1%	17,255	14,650	2,605	17.8%
Net income	$48,638	$27,152	$21,486	79.1%	$87,530	$46,441	$41,089	88.5%

Net Sales

Net sales increased $41.4 million, or 15.2%, for the second quarter of 2017 compared to the second quarter of 2016 with $16.6 million resulting from incremental net sales related to the ON Portfolio acquisition in the prior year. Increased net sales in the Electronics segment of $37.2 million and the Automotive segment of $5.1 million were partially offset by a $0.9 million decrease in the Industrial segment.

Net sales for the first six months of 2017 increased $107.5 million, or 21.9% compared to the first six months of 2016, partially due to a $77.4 million increase from the prior year PolySwitch, ON Portfolio, and Menber’s acquisitions. Increased net sales in the Electronics segment of $92.2 million and the Automotive segment of $21.0 million were partially offset by a $5.7 million decrease in the Industrial segment.

Gross Profit

Gross profit was $132.6 million, or 42.3% of net sales, in the second quarter of 2017, compared to $97.9 million, or 36.0% of net sales in the second quarter of 2016. The increase in gross profit reflects the incremental net sales and improved leverage in expenses and profits related to the prior year acquisitions.

Gross profit for the first six months of 2017 was $246.3 million, or 41.1% of net sales compared to $185.0 million, or 37.7% of net sales for the first six months of 2016. The increase in gross profit reflects the incremental net sales and improved leverage in expenses and profits related to the prior year acquisitions.

Operating Expenses

Total operating expense was $72.3 million, or 23.1% of net sales, for the second quarter of 2017 compared to $68.2 million, or 25.1% of net sales, for the second quarter of 2016. The increase in operating expenses of $4.1 million is primarily due to incremental operating expenses related to the prior year acquisitions including increased selling costs and amortization of intangibles. Operating expense in 2016 included $5.2 million of acquisition-related costs primarily related to legal and integration costs associated with the company’s acquisition of the PolySwitch business, $0.2 million related to the transfer of the company’s reed switch production from the U.S. and China to the Philippines and $0.1 million related to internal legal restructuring costs.

Total operating expense for the first six months of 2017 was $137.1 million, or 22.9% of net sales compared to $122.9 million, or 25.0% of net sales, for the first six months of 2016. The increase in operating expenses of $14.2 million is primarily due to incremental operating expenses related to the prior year acquisitions including increased selling costs and amortization of intangibles. Operating expense in 2016 included $11.4 million of acquisition-related costs primarily related to legal and integration costs associated with the company’s acquisition of the PolySwitch business, $1.4 million in charges related to the closure of the company’s manufacturing facility in Denmark, $0.3 million related to internal legal restructuring costs and $0.2 million related to the transfer of the company’s reed switch production from the U.S. and China to the Philippines.

Operating Income

Operating income was $60.3 million, or 19.2% of net sales, for the second quarter of 2017 compared to $29.7 million, or 10.9% of net sales, for the second quarter of 2016. The increase in operating income is the result of the above-described increased net sales and associated margins partially offset by increased operating expenses. The improvement in operating income as a percentage of net sales reflects the impact of the prior year acquisitions costs on operating expenses.

Operating income for the first six months of 2017 was $109.1 million, or 18.2% of net sales compared to $62.1 million, or 12.6% of net sales, for the first six months of 2016. The increase in operating income is the result of the above-described increased net sales and associated margins partially offset by increased operating expenses. The improvement in operating income as a percentage of net sales reflects the impact of the prior year acquisitions costs on operating expenses.

Income Before Income Taxes

Income before income taxes was $57.4 million, or 18.3% of net sales, for the second quarter of 2017 compared to $34.0 million, or 12.5% of net sales, for the second quarter of 2016. In addition to the factors impacting comparative results for operating income, income before income taxes was impacted by a favorable comparative increase in the gross profit as a percentage of sales partially offset by an unfavorable increase in the foreign exchange expense. The effect of foreign exchange rate changes on various foreign currency transactions worldwide was approximately $0.6 million of income for the second quarter of 2017 compared to $6.2 million of income for the second quarter of 2016 and primarily reflects fluctuations in the euro against the U.S. dollar. Interest expense was $3.3 million in the second quarter of 2017 as compared to $1.7 million in the second quarter of 2016, primarily reflecting increased borrowings.

Income before income taxes for the first six months of 2017 was $104.8 million, or 17.5% of net sales compared to $61.1 million, or 12.4% of net sales, for the first six months of 2016. In addition to the factors impacting comparative results for operating income, income before income taxes was impacted by a favorable comparative increase in the gross profit as a percentage of sales partially offset by increased interest expense. The effect of foreign exchange rate changes on various foreign currency transactions worldwide was approximately $2.1 million of income for the first six months of 2017 compared to $2.4 million of income for the first six months of 2016. Interest expense was $6.4 million in the first six months of 2017 as compared to $3.7 million in the first six months of 2016, primarily reflecting increased borrowings.

Income Taxes

Income tax expense was $8.7 million, or an effective tax rate of 15.2%, for the second quarter of 2017 compared to income tax expense of $6.9 million, or an effective tax rate of 20.2%, for the second quarter of 2016. The effective tax rates for both the second quarter of 2017 and the second quarter of 2016 are lower than the U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions. Further, the effective tax rate for the second quarter of 2017 was lower than the effective tax rate for the second quarter of 2016 primarily due to a larger amount of income earned in lower tax jurisdictions in the second quarter of 2017 compared to the second quarter of 2016, as well as the adoption on January 1, 2017 of ASU No. 2016-09 which resulted in the recognition of $1.4 million of excess tax benefits from stock-based compensation as a discrete item in income tax expense in the second quarter of 2017. Historically, these amounts were recorded as additional paid-in capital.

Income tax expense for the first six months of 2017 was $17.3 million, or an effective tax rate of 16.5% compared to income tax expense of $14.7 million, or an effective tax rate of 24.0%, for the first six months of 2016. The effective tax rates for both the first six months of 2017 and the first six months of 2016 are lower than the U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions. Further, the effective tax rate for the first six months of 2017 was lower than the effective tax rate for the first six months of 2016 primarily due to a larger amount of income earned in lower tax jurisdictions in the first six months of 2017 compared to the first six months of 2016 as well as the adoption on January 1, 2017 of ASU No. 2016-09 which resulted in the recognition of $1.9 million of excess tax benefits from stock-based compensation as a discrete item in income tax expense for the first six months of 2017.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Automotive and Industrial. Segment information is described more fully in Note 10, Segment Information, of the Notes to Consolidated Financial Statements included in this Quarterly Report.

 The following table is a summary of the Company’s net sales by segment:

	Second Quarter				First Six Months
	2017	2016	Change	% Change	2017	2016	Change	% Change
Electronics	$169,387	$132,170	$37,217	28.2%	$323,154	$230,966	$92,188	39.9%
Automotive	116,457	111,370	5,087	4.6%	224,297	203,303	20,994	10.3%
Industrial	27,511	28,372	(861)	(3.0%)	51,346	57,041	(5,695)	(10.0%)
Total	$313,355	$271,912	$41,443	15.2%	$598,797	$491,310	$107,487	21.9%

Electronics Segment

The Electronics segment net sales increased $37.2 million, or 28%, in the second quarter of 2017 compared to the second quarter of 2016 with incremental net sales related to the ON Portfolio acquisition in the prior year. Excluding the impact of the acquisition, the increased Electronics segment net sales were primarily the result of increased net sales of passive, semiconductor and PolySwitch products.

The Electronics segment net sales increased $92.2 million, or 40%, in the first six months of 2017 compared to the first six months of 2016 primarily due to incremental net sales related to the PolySwitch and ON Portfolio acquisitions in the prior year. Excluding the impact of the acquisitions, the increased Electronics segment net sales were primarily the result of increased net sales across all product lines.

Automotive Segment

The Automotive segment net sales increased $5.1 million, or 5%, in the second quarter of 2017 compared to the second quarter of 2016 primarily due to increased net sales in the passenger car and commercial vehicle businesses, both of which were partially offset by a decrease in the automotive sensor business. The segment also experienced unfavorable foreign exchange impacts of $1.7 million, primarly related to net sales denominated in euros and Chinese renminbi.

The Automotive segment net sales increased $21.0 million, or 10%, in the first six months of 2017 compared to the first six months of 2016 primarily due to incremental net sales related to the PolySwitch and Menber’s acquisitions in the prior year. The segment also experienced unfavorable foreign exchange impacts of $3.4 million, primarily related to net sales denominated in euros and Chinese renminbi. Excluding the impact of prior year acquisitions and foreign currency, slight increases in net sales of passenger car products and commercial vehicle products were offset by a decrease in sensor net sales.

Industrial Segment

The Industrial segment net sales decreased $0.9 million, or 3%, in the second quarter of 2017 compared to the second quarter of 2016 primarily due to the divestiture of a non-core product line in the fourth quarter of 2016, and decreased net sales in the custom products operations.

The Industrial segment net sales decreased $5.7 million, or 10%, in the first six months of 2017 compared to the first six months of 2016 primarily due to the divestiture of two non-core product lines, one in the first quarter of 2016 and the other in the fourth quarter of 2016, and decreased net sales in the custom products operations.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Second Quarter				First Six Months
	2017	2016	Change	% Change	2017	2016	Change	% Change
Americas	$115,039	$107,297	$7,742	7%	$213,064	$207,120	$5,944	3%
Europe	60,263	54,406	5,857	11%	119,168	97,219	21,949	23%
Asia-Pacific	138,053	110,209	27,844	25%	266,565	186,971	79,594	43%
Total	$313,355	$271,912	$41,443	15%	$598,797	$491,310	$107,487	22%

Americas

Net sales in the Americas increased $7.7 million, or 7%, in the second quarter of 2017 compared to the second quarter of 2016. Increased net sales resulting from acquisitions in 2016 and increased net sales in the semiconductor and passives businesses in the Electronics segment and the passenger car and commercial vehicle businesses in the Automotive segment were partially offset by decreased net sales in the Automotive segment’s sensor products and the divestiture of a non-core product line in our Industrial segment.

Net sales in the Americas increased $5.9 million, or 3%, in the first six months of 2017 compared to the first six months of 2016. Increased net sales resulting from acquisitions in 2016 and increased net sales in the semiconductor and passives businesses in the Electronics segment and the passenger car and commercial vehicle businesses in the Automotive segment were partially offset by decreased net sales in the Automotive segment’s sensor products and the divestiture of a non-core product line in our Industrial segment.

Europe

European net sales increased $5.9 million, or 11%, in the second quarter of 2017 compared to the second quarter of 2016 primarily due to incremental net sales related to the ON Portfolio acquisition in the prior year partially offset by $1.5 million in unfavorable currency effects primarily results from sales denominated in euros.

European net sales increased $21.9 million, or 23%, in the first six months of 2017 compared to the first six months of 2016 primarily due to incremental net sales related to prior year acquisitions. There was also $3.2 million in unfavorable currency effects primarily results from sales denominated in euros.

Asia-Pacific

Asia-Pacific net sales increased $27.8 million, or 25%, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to incremental net sales from the prior year ON Portfolio acquisition. The Asia-Pacific net sales increase also reflects increased net sales in all of the Electronics segment’s and Automotive segment’s business units.

Asia-Pacific net sales increased $79.6 million, or 43%, in the first six months of 2017 compared to the first six months of 2016, primarily due to incremental net sales from prior year acquisitions. The Asia-Pacific net sales increase also reflects increased net sales in all of the Electronics segment’s and Automotive segment’s business units.

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

Outstanding borrowings under the credit agreement bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six month periods, plus 1.00% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.00% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the credit agreement ranging from 0.15% to 0.30%, based on the Consolidated Leverage Ratio, as defined. The effective interest rate on outstanding borrowings under the credit facility was 2.72% at July 1, 2017. As of July 1, 2017, the Company had $0.1 million outstanding in letters of credit and had available $574.9 million of borrowing capacity under the revolving credit facility. Further information regarding the Company’s credit agreement is provided in Note 4, Debt, of the Notes to Consolidated Financial Statements included in this Quarterly Report.

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

Cash Flow Overview

	First Six Months
(in thousands)	2017	2016
Net cash provided by operating activities	$93,573	$35,276
Net cash used in investing activities	(36,117)	(374,203)
Net cash used in financing activities	(10,069)	188,787
Effect of exchange rate changes on cash and cash equivalents	(618)	815
Increase (decrease) in cash and cash equivalents	46,769	(149,325)
Cash and cash equivalents at beginning of period	275,124	328,786
Cash and cash equivalents at end of period	$321,893	$179,461

Cash Flow from Operating Activities

Net cash provided by operating activities was $93.6 million for the first six months of 2017 reflecting $87.5 million in net income and $43.3 million in non-cash adjustments (primarily $30.7 million in depreciation and amortization) offset by $37.2 million in net changes to various operating assets and liabilities.

Changes in operating assets and liabilities for the first six months of 2017 (including short-term and long-term items) that impacted cash flows negatively consisted of increases in accounts receivable ($32.0 million), inventory ($8.7 million) and decreases in accrued payroll and severance ($13.2 million). The increase in accounts receivable was due to increased net sales in the first six months of 2017. The decrease in accrued payroll and severance was due primarily to payouts for the 2016 management incentive plan which occurred in the first quarter. Changes having a positive impact on cash flows were increases in accounts payable ($8.0 million), accrued expenses ($3.9 million), accrued and deferred taxes ($0.5 million) and decreases in prepaid and other assets ($4.3 million).

Cash Flow from Investing Activities

Net cash used in investing activities was $36.1 million and primarily related to the acquisition of the Monolith business ($14.2 million), net of cash acquired, and capital expenditures ($28.2 million) both of which were partially offset by proceeds from maturities of short-term investments ($3.7 million), a decrease in the entrusted loan ($2.4 million) and proceeds from the sale of other assets, net ($0.2 million). The decrease in cash used in investing activities is due to cash used in the acquisition of PolySwitch in the first quarter of 2016.

Cash Flow from Financing Activities

Net cash used in financing activities was $10.1 million and included dividends paid of $15.0 million and $2.1 million from the exercise of stock options including tax benefits both of which were partially offset by $7.0 million in net proceeds on borrowings. The decrease in cash provided by financing activities is due to the Company entering into the new credit agreement and term loan credit facility in the first quarter of 2016.

Share Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a program for the period May 1, 2017 to April 30, 2018 (“Share Repurchase Program”). The Company did not repurchase any shares of its common stock during the second quarter of 2017.

Off-Balance Sheet Arrangements

As of July 1, 2017, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition." This ASU provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. In August, 2015, the FASB issued ASU No. 2015-14, which postponed the effective date of ASU No. 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. The Company is in the process of performing its initial assessment of the potential impact on its consolidated financial statements, and currently anticipates adopting this standard using the modified retrospective method. While the Company is currently assessing the impact of the new standards, the Company’s revenue is primarily generated from the sale of finished products to customers. Sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks, and rewards transfer. These are largely un-affected by the new standard. The Company does not expect this new guidance to have a material impact on the amount of overall sales recognized; however, the timing of sales on certain projects may be affected. The Company has not yet quantified this potential impact.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. During the three months ended July 1, 2017, there were no significant changes in the application of critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2016. During the three months ended July 1, 2017, there have been no material changes in our exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended July 1, 2017, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

During the three months ended July 1, 2017, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMAITON

None.

ITEM 6. EXHIBITS

Exhibit	Description

10.1*	Amended and Restated Employment Agreement, effective as of April 18, 2017, between Littelfuse, Inc. and Dieter Roeder.
10.2	Amended and Restated Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed May 1, 2017, Commission File No. 20388).
10.3	Form of 2017 Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to the company’s Current Report on Form 8-K filed May 1, 2017, Commission File No. 20388).
10.4	Form of 2017 Stock Option Award Agreement (filed as Exhibit 10.3 to the company’s Current Report on Form 8-K filed May 1, 2017, Commission File No. 20388).

31.1*	Certification of David W. Heinzmann, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Meenal A. Sethna, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, to be signed on its behalf by the undersigned thereunto duly authorized.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littelfuse, Inc.

By	/s/ Meenal A. Sethna
Meenal A. Sethna
Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: August 2, 2017