Form 10-Q
period 2018-06-30
LITTELFUSE INC /DE
filed 2018-08-01
CIK 889331

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018

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

As of July 27, 2018, the registrant had outstanding 25,080,569 shares of Common Stock, net of Treasury Shares.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$408,147	$429,676
Short-term investments	34	35
Trade receivables, less allowances (June 30, 2018 - $34,724; December 30, 2017 - $27,516)	260,444	182,699
Inventories	239,201	140,789
Prepaid income taxes and income taxes receivable	4,648	1,689
Prepaid expenses and other current assets	45,727	37,452
Total current assets	958,201	792,340
Property, plant, and equipment:
Land	29,198	9,547
Buildings	118,432	86,599
Equipment	558,855	505,838
Accumulated depreciation and amortization	(367,730)	(351,407)
Net property, plant, and equipment	338,755	250,577
Intangible assets, net of amortization	390,052	203,850
Goodwill	832,227	453,414
Investments	31,326	10,993
Deferred income taxes	10,320	11,858
Other assets	27,113	17,070
Total assets	$2,587,994	$1,740,102
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$127,290	$101,844
Accrued payroll	43,047	49,962
Accrued expenses	66,341	48,994
Accrued severance	1,049	1,459
Accrued income taxes	19,376	16,285
Current portion of long-term debt	10,060	6,250
Total current liabilities	267,163	224,794
Long-term debt, less current portion	687,538	489,361
Deferred income taxes	53,996	17,069
Accrued post-retirement benefits	33,210	18,742
Other long-term liabilities	76,067	62,580
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, June 30, 2018–25,070,738; December 30, 2017 –22,713,198	253	229
Treasury stock, at cost: 475,061 and 439,598 shares, respectively	(48,336)	(41,294)
Additional paid-in capital	815,826	310,012
Accumulated other comprehensive income	(89,684)	(63,668)
Retained earnings	791,831	722,140
Littelfuse, Inc. shareholders’ equity	1,469,890	927,419
Non-controlling interest	130	137
Total equity	1,470,020	927,556
Total liabilities and equity	$2,587,994	$1,740,102

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
(in thousands, except per share data)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Net sales	$459,183	$313,355	$876,996	$598,797
Cost of sales	290,196	180,747	558,386	352,539
Gross profit	168,987	132,608	318,610	246,258

Selling, general, and administrative expenses	73,244	53,438	150,758	100,139
Research and development expenses	22,748	12,729	45,288	24,881
Amortization of intangibles	13,373	6,171	25,371	12,115
Total operating expenses	109,365	72,338	221,417	137,135
Operating income	59,622	60,270	97,193	109,123

Interest expense	5,782	3,281	11,205	6,401
Foreign exchange loss (gain)	3,200	(558)	(7,354)	(2,115)
Other (income) expense, net	(1,678)	190	(3,621)	52
Income before income taxes	52,318	57,357	96,963	104,785
Income taxes	9,992	8,719	18,609	17,255
Net income	$42,326	$48,638	$78,354	$87,530

Income per share:
Basic	$1.69	$2.13	$3.18	$3.84
Diluted	$1.67	$2.11	$3.12	$3.80

Weighted-average shares and equivalent shares outstanding:
Basic	25,004	22,822	24,671	22,785
Diluted	25,401	23,023	25,086	23,005

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Net income	$42,326	$48,638	$78,354	$87,530
Other comprehensive income (loss):
Pension and postemployment liability adjustments (net of tax expense (benefit) of $42 and $23 for the three months ended 2018 and 2017, and ($18) and $55 for the six months ended 2018 and 2017, respectively)	590	(19)	402	(200)
Pension and postemployment reclassification adjustments (net of tax expense (benefit) of ($5) and $28 for the three months ended 2018 and 2017, and ($11) and $64 for the six months ended 2018 and 2017, respectively)	176	(80)	361	(181)
Unrealized gain (loss) on investments	-	(472)	-	475
Foreign currency translation adjustments	(16,708)	(3,582)	(16,984)	1,380
Comprehensive income	$26,384	$44,485	$62,133	$89,004

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
(in thousands)	June 30, 2018	July 1, 2017
Operating activities
Net income	$78,354	$87,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,431	18,575
Amortization of intangibles	25,371	12,115
Provision for bad debts	(2)	1,895
Deferred revenue	1,921	—
Non-cash inventory charges	36,927	—
Impairment charges	1,125	—
Loss on sale of property, plant, and equipment	780	593
Stock-based compensation	15,883	8,590
Unrealized gain on investments	(3,311)	—
Deferred income taxes	2,434	1,514
Changes in operating assets and liabilities:
Accounts receivables	(33,481)	(32,039)
Inventories	(1,502)	(8,739)
Accounts payable	13,684	7,985
Accrued expenses (including post-retirement)	3,773	3,912
Accrued payroll and severance	(13,745)	(13,190)
Accrued taxes	(6,411)	515
Prepaid expenses and other	(5,316)	4,317
Net cash provided by operating activities	140,915	93,573

Investing activities
Acquisitions of businesses, net of cash acquired	(310,487)	(14,172)
Proceeds from maturities of short-term investments	—	3,739
Decrease in entrusted loan	—	2,416
Purchases of property, plant, and equipment	(40,315)	(28,278)
Proceeds from sale of property, plant, and equipment	68	178
Net cash used in investing activities	(350,734)	(36,117)

Financing activities
Proceeds of revolving credit facility	60,000	—
Proceeds of term loan	75,000	—
Net proceeds from senior notes payable	175,000	125,000
Payments of term loan	(40,025)	(3,125)
Payments of revolving credit facility	(60,000)	(112,500)
Net proceeds (payments) related to stock-based award activities	5,568	(2,074)
Payments of entrusted loan	—	(2,416)
Debt issuance costs	(878)	(1)
Cash dividends paid	(18,458)	(14,963)
Net cash provided by (used in) financing activities	196,207	(10,079)
Effect of exchange rate changes on cash and cash equivalents	(7,917)	(608)
Increase (decrease) in cash and cash equivalents	(21,529)	46,769
Cash and cash equivalents at beginning of period	429,676	275,124
Cash and cash equivalents at end of period	$408,147	$321,893

Supplemental disclosure of non-cash investing activities:
Fair value of commitment to purchase non-controlling interest of Monolith	$—	$9,000

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

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

Revenue Disaggregation

The following table disaggregates the Company’s revenue by primary business units for the three and six months ended June 30, 2018:

	For the three months ended June 30, 2018
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$128,321	$—	$—	$128,321
Electronics – Semiconductor	171,036	—	—	171,036
Passenger Car Products	—	63,581	—	63,581
Automotive Sensors	—	30,729	—	30,729
Commercial Vehicle Products	—	32,862	—	32,862
Industrial Products	—	—	32,654	32,654
Total	$299,357	$127,172	$32,654	$459,183

	For the six months ended June 30, 2018
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$242,816	$—	$—	$242,816
Electronics – Semiconductor	320,952	—	—	320,952
Passenger Car Products	—	127,160	—	127,160
Automotive Sensors	—	62,052	—	62,052
Commercial Vehicle Products	—	64,090	—	64,090
Industrial Products	—	—	59,926	59,926
Total	$563,768	$253,302	$59,926	$876,996

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities” which addressed certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The ASU requires the Company to recognize any changes in the fair value of certain equity investments in net income. Previously these changes were recognized in other comprehensive income ("OCI"). The Company adopted the new standard on December 31, 2017, on a modified retrospective basis, recognizing the cumulative effect as a $9.8 million increase to retained earnings. As a result of the adoption of the new standard and change in fair value of our equity investments, for the six months ended June 30, 2018, the Company recognized an unrealized gain of $2.8 million in Other (income) expense, net in the Condensed Consolidated Statements of Net Income.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). This ASU requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Adoption will require a modified retrospective transition. The Company will adopt the standard in the first quarter of 2019. The Company has made progress on assessing the Company’s portfolio of leases and compiling a central repository of all active leases. We are in the process of assessing the design of the future lease process and drafting a policy to address the new standard requirements. Key lease data elements are being evaluated including developing a methodology for determining the incremental borrowing rate across all countries where we have operations. While the Company has not yet completed its evaluation of the impact the new lease accounting standard will have on its Consolidated Financial Statements, the Company expects to recognize right of use assets and lease liabilities for its operating leases in the Consolidated Balance Sheet upon adoption.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the 2017 U.S. Tax Cuts and Jobs Act (the “Tax Act”). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. The Company has not yet completed its assessment and therefore has not yet elected an accounting policy.

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

Based on the $207.5 per share opening price of Littelfuse common stock on January 17, 2018, the consideration IXYS stockholders received in exchange of their IXYS common stock in the acquisition had a value of $814.8 million comprised of $380.6 million of cash and $434.2 million of Littelfuse stock. In addition to the consideration transferred related to IXYS common stock, the value of consideration transferred, and included in the purchase price, related to IXYS stock options that were converted to Littelfuse stock options, or cash settled, had a value of $41.7 million. As a result, total consideration was valued at $856.5 million.

The total purchase price of $856.5 million has been allocated, on a preliminary basis, to assets acquired and liabilities assumed, as of the completion of the acquisition, based on preliminary estimated fair values. The purchase price allocation is preliminary because the evaluations necessary to assess the fair values of the net assets acquired are still in process. The primary areas that are not yet finalized relate to the completion of the valuations of certain acquired income tax assets and liabilities, including the impact of the adoption of the Tax Act. As a result, these allocations are subject to change during the purchase price allocation period as the valuations are finalized.

The following table summarizes the purchase price allocation of the fair value of assets acquired and liabilities assumed in the IXYS acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$302,865
Cash settled stock options	3,622
Littelfuse stock	434,192
Converted stock options	38,109
Total purchase consideration	$778,788
Allocation of consideration to assets acquired and liabilities assumed:
Current assets, net	$155,959
Property, plant, and equipment	77,442
Intangible assets	212,720
Goodwill	382,317
Other non-current assets	31,570
Other non-current liabilities	(81,220)
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

Included in the Company’s Condensed Consolidated Statements of Net Income for the three and six months ended June 30, 2018 are net sales of approximately $100.2 million and $186.5 million, respectively and a loss before income taxes of $13.9 million and $31.7 million, respectively since the January 17, 2018 acquisition of IXYS. The Company recognized approximately $1.6 million and $7.5 million of stock compensation expense related to IXYS stock options converted to Littelfuse stock options during the three and six months ended June 30, 2018, of which $4.5 million was recognized immediately as it related to prior services periods.

As required by purchase accounting rules, the Company recorded a $36.9 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up was amortized as a non-cash charge to cost of goods sold during the first and second quarters of 2018, as the acquired inventory was sold, and reflected as other non-segment costs. During the three and six months ended June 30, 2018, the Company recognized a charge of $19.0 million and $36.9 million, respectively, for the amortization of this fair value inventory step-up.

During the three and six months ended June 30, 2018, the Company incurred approximately $0.8 million and $11.0 million, respectively, of legal and professional fees related to this acquisition which were primarily recognized as selling, general, and administrative expenses. These costs were reflected as other non-segment costs.

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

On February 28, 2017, pursuant to a Securities Purchase Agreement between the Company and the stockholders of Monolith (“Securities Purchase Agreement”) and conditioned on Monolith achieving a product development milestone and other provisions, the Company acquired 62% of the outstanding common stock of Monolith for $15 million. The Securities Purchase Agreement includes provisions whereby the Company will acquire the remaining outstanding stock of Monolith (“non-controlling interest”) at a time or times based on Monolith meeting certain technical and sales targets. During the first quarter of 2018, Monolith met the next set of technical and sales targets. As a result, and pursuant to the Securities Purchase Agreement, in April 2018 the Company acquired an additional 19% of the outstanding common stock of Monolith for $5 million, of which $4 million was paid to the stockholders of Monolith. Consideration for the purchase of the remaining 19% outstanding common stock will be either $0.5 million or $5 million, based on Monolith meeting the remaining technical and sales targets, and will be paid no later than June 30, 2019.

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

For the Three Months Ended
(in thousands, except per share amounts)	July 1, 2017
Net sales	$396,897
Income before income taxes	40,312
Net income	37,442
Net income per share — basic	1.50
Net income per share — diluted	1.48

	For the Six Months Ended
(in thousands, except per share amounts)	June 30, 2018	July 1, 2017
Net sales	$893,709	$765,710
Income before income taxes	134,227	51,546
Net income	106,247	55,043
Net income — basic	4.26	2.21
Net income — diluted	4.22	2.18

Pro forma results presented above primarily reflect the following adjustments:

	For the Three Months Ended	For the Six Months Ended
(in thousands)	July 1, 2017	June 30, 2018	July 1, 2017
Amortization(a)	$(6,305)	$5,185	$(12,601)
Depreciation	139	—	278
Transaction costs(b)	—	9,976	(9,976)
Amortization of inventory step-up(c)	(14,771)	36,927	(36,927)
Stock compensation(d)	(767)	4,689	(5,780)
Interest expense(e)	(2,582)	—	(5,164)
Income tax impact of above items	7,596	(13,329)	22,896

(a)	The amortization adjustment for the six months ended June 30, 2018 primarily reflects the reduction of amortization expense in the period related to the Order backlog intangible asset. The Order backlog has a useful life of twelve months and will be fully amortized in the fiscal 2017 pro forma results. The amortization adjustment for the three and six months ended July 1, 2017 reflects incremental amortization resulting for the measurement of intangibles at their fair values.
(b)	The transaction cost adjustments reflect the reversal of certain bank and attorney fees from the six months ended June 30, 2018 and recognition of those fees during the six months ended July 1, 2017.

(c)

The amortization of inventory step-up adjustment reflects the reversal of the amount recognized during the six months ended June 30, 2018 and the recognition of the full amortization during the six months end July 1, 2017. The inventory step-up was amortized over five months as the inventory is sold.

(d)

The stock compensation adjustment reflects the reversal of the portion of stock compensation for IXYS stock options that were converted to Littelfuse stock options and expensed immediately during the six months ended June 30, 2018. The adjustment for the six months ended July 1, 2017 reflect the incremental stock compensation for the converted stock options.

(e)	The interest expense adjustment reflects incremental interest expense related to the financing of the transaction.

3. Inventories

The components of inventories at June 30, 2018 and December 30, 2017 are as follows:

(in thousands)	June 30, 2018	December 30, 2017
Raw materials	$65,607	$39,030
Work in process	81,448	27,454
Finished goods	92,146	74,305
Total	$239,201	$140,789

4. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by segment for the six months ended June 30, 2018 are as follows:

(in thousands)	Electronics	Automotive	Industrial	Total
As of December 30, 2017	$278,959	$135,829	$38,626	$453,414
Additions(a)	382,317	—	—	382,317
Currency translation	(1,558)	(1,748)	(198)	(3,504)
As of June 30, 2018	$659,718	$134,081	$38,428	$832,227
(a)	The additions resulted from the acquisition of IXYS.

The components of other intangible assets at June 30, 2018 are as follows:

(in thousands, except weighted average useful life)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
Patents, licenses and software	10.6	$192,326	$67,528	$124,798
Distribution network	12.6	44,001	33,567	10,434
Customer relationships, trademarks, and tradenames	18.1	311,333	63,326	248,007
Order backlog	1.0	12,420	5,607	6,813
Total		$560,080	$170,028	$390,052

 During the six months ended June 30, 2018, the Company recorded additions to other intangible assets of $212.7 million, related to the IXYS acquisition, the components of which were as follows:

(in thousands, except weighted average useful life)	Weighted Average Useful Life	Amount
Patents, licenses and software	8.0	$51,500
Customer relationships, trademarks, and tradenames	17.2	148,800
Order backlog	1.0	12,420
Total		$212,720

During the three and six months ended June 30, 2018 and July 1, 2017, the Company recorded amortization expense of $13.4 million and $6.2 million and $25.4 million and $12.1 million, respectively for intangible assets with definite lives.

Estimated annual amortization expense related to intangible assets with definite lives as of June 30, 2018 is as follows:

(in thousands)	Amount
2018	$53,440
2019	40,511
2020	40,240
2021	38,457
2022	37,456
2023 and thereafter	206,466
Total	$416,570

5. Debt

The carrying amounts of debt at June 30, 2018 and December 30, 2017 are as follows:

(in thousands)	June 30, 2018	December 30, 2017
Revolving Credit Facility	$—	$—
Term Loan	157,500	122,500
Euro Senior Notes, Series A due 2023	135,335	139,623
Euro Senior Notes, Series B due 2028	109,887	113,369
U.S. Senior Notes, Series A due 2022	25,000	25,000
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	—
U.S. Senior Notes, Series B due 2030	125,000	—
Other	60	—
Unamortized debt issuance costs	(5,184)	(4,881)
Total debt	697,598	495,611
Less: Current maturities	(10,060)	(6,250)
Total long-term debt	$687,538	$489,361

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

On October 13, 2017, the Company amended the Credit Agreement to increase the Revolving Credit Facility from $575.0 million to $700.0 million and increase the Term Loan from $125.0 million to $200.0 million and to extend the expiration date from March 4, 2021 to October 13, 2022. The Credit Agreement also includes the option for the Company to increase the size of the Revolving Credit Facility and the Term Loan by up to an additional $300.0 million, in the aggregate, subject to the satisfaction of certain conditions set forth in the Credit Agreement. Term Loans may be made in up to two advances. The first advance of $125.0 million occurred on October 13, 2017 and the second advance of $75.0 million occurred on January 16, 2018. For the Term Loan, the Company is required to make quarterly principal payments of 1.25% of the original term loan ($2.5 million with the second advance on January 16, 2018) through maturity, with the remaining balance due on October 13, 2022. In addition to the quarterly principal payments, the Company paid $35.0 million of principal on the term loan during the three months ended June 30, 2018.

Outstanding borrowings under the Credit Agreement bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six-month periods, plus 1.00% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.00% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the credit agreement ranging from 0.15% to 0.25%, based on the Consolidated Leverage Ratio, as defined in the agreement. The credit agreement includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 3.59% at June 30, 2018.

As of June 30, 2018, the Company had $0.1 million outstanding in letters of credit and had available $699.9 million of borrowing capacity under the Revolving Credit Facility. At June 30, 2018, the Company was in compliance with all covenants under the Credit Agreement.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At June 30, 2018, the Company was in compliance with all covenants under the Senior Notes.

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

Investments in Equity Securities

Investments in equity securities listed on a national market or exchange are valued at the last sales price and classified within Level 1 of the valuation hierarchy and recorded in other noncurrent assets.

Mutual Funds

The Company has a non-qualified Supplemental Retirement and Savings Plan which provides additional retirement benefits for certain management employees and named executive officers by allowing participants to defer a portion of their annual compensation. The Company maintains accounts for participants through which participants make investment elections. The marketable securities are classified as Level 1 under the fair value hierarchy as they are maintained in mutual funds with readily determinable fair value and recorded in other noncurrent assets.

There were no changes during the quarter ended June 30, 2018 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of June 30, 2018, and December 30, 2017, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of June 30, 2018:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments in equity securities	$15,328	$—	$—	$15,328
Mutual funds	9,950	—	—	9,950

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 30, 2017:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments in equity securities	$10,993	$—	$—	$10,993
Mutual funds	7,962	—	—	7,962

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s revolving and term loan debt facilities’ fair values approximate book value at June 30, 2018 and December 30, 2017, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of June 30, 2018 and December 30, 2017 were as follows:

	June 30, 2018		December 30, 2017
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series A due 2023	$135,335	$134,332	$139,623	$138,294
Euro Senior Notes, Series B due 2028	109,887	107,963	113,369	111,579
USD Senior Notes, Series A due 2022	25,000	24,154	25,000	24,737
USD Senior Notes, Series B due 2027	100,000	95,711	100,000	99,992
USD Senior Notes, Series A due 2025	50,000	47,769	—	—
USD Senior Notes, Series B due 2030	125,000	117,300	—	—

7. Benefit Plans

The Company has company-sponsored defined benefit pension plans covering employees in the U.K., Germany, the Philippines, China, Japan, and France. The amount of the retirement benefits provided under the plans is based on years of service and final average pay.

The Company recognizes interest costs, expected return on plan assets, and amortization, net within Other (income) expense, net in the Condensed Consolidated Statements of Net Income. The components of net periodic benefit cost for the three and six months ended June 30, 2018 and July 1, 2017 were as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Components of net periodic benefit cost:
Service cost	$533	$408	$1,066	$816
Interest cost	501	360	1,002	720
Expected return on plan assets	(540)	(476)	(1,080)	(952)
Amortization of prior service (credit)	74	84	148	168
Net periodic benefit cost	$568	$376	$1,136	$752

The Company expects to make approximately $2.3 million of cash contributions to its pension plans in 2018.

8. Shareholders’ Equity

The following table sets forth the changes in shareholders’ equity for the six months ended June 30, 2018:

(in thousands)	Littelfuse, Inc. Shareholders’ Equity	Non- controlling Interest	Total
Balance at December 30, 2017	$927,419	$137	$927,556
Net income	78,354	—	78,354
Other comprehensive income (loss)	(16,221)	—	(16,221)
Stock-based compensation	15,883	—	15,883
Withheld shares on restricted share units for withholding taxes	(7,042)	—	(7,042)
Stock options exercised	17,654	—	17,654
Issuance of common stock(a)	472,301	—	472,301
Cash dividends paid ($0.37 per share)	(18,458)	—	(18,458)
Non-controlling interest	—	(7)	(7)
Balance at June 30, 2018	$1,469,890	$130	$1,470,020

(a) The issuance of common stock (2,092,491 shares) during the six months ended June 30, 2018 relates to the acquisition of IXYS. See Note 2, Acquisitions for further discussion.

The following table sets forth the changes in the components of Accumulated Other Comprehensive Income (Loss) by component for the three months ended June 30, 2018:

(in thousands)	Pension and postretirement liability and reclassification adjustments (a)	Unrealized gain/(loss) on investments	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)
Balance at December 30, 2017	$(10,836)	$9,795	$(62,627)	$(63,668)
Cumulative effect adjustment (b)	—	(9,795)	—	(9,795)
Activity in the period	763	—	(16,984)	(16,221)
Balance at June 30, 2018	$(10,073)	$—	$(79,611)	$(89,684)

(a) The balances at June 30, 2018 and December 30, 2017 are net of taxes of $0.4 million and $1.4 million, respectively.

(b) The Company adopted ASU 2016-01 on December 31, 2017 on a modified retrospective basis, recognizing the cumulative effect as a $9.8 million increase to retained earnings. See Note 1, Summary of Significant Accounting Policies and Other Information, for further discussion.

9. Income Taxes

The effective tax rates for the three and six months ended June 30, 2018 were 19.1% and 19.2%, respectively, compared to effective tax rates for the three and six months ended July 1, 2017 of 15.2% and 16.5%, respectively.

The effective tax rates for the 2018 periods are higher than the effective tax rates for the 2017 periods primarily due to the impact of U.S. tax reform and the acquisition of IXYS. The effective tax rates for the 2017 periods were lower than the then applicable 35% U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions.

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

In accordance with the guidance provided in SEC Staff Accounting Bulletin (“SAB”) No. 118, in the fourth quarter of 2017 the Company recorded a charge of $47 million as a provisional reasonable estimate of the impact of the Tax Act, including $49 million for the Toll Charge net of $2 million for other net tax benefits. The Company did not adjust the provisional reasonable estimate in the first six months of 2018. In addition, the Company recorded a preliminary estimate of $10 million for the Toll Charge associated with IXYS as part of the IXYS acquisition purchase price allocation. This adjustment was reflected in the opening balance sheet as an increase to goodwill and other long-term liabilities. The Company is continuing to analyze the Tax Act and plans to finalize the 2017 provisional reasonable estimate within the measurement period outlined in SAB No. 118 and the IXYS Toll Charge estimate during the purchase price allocation period. The final charges may differ from the estimates if provisions of the Tax Act, and their interaction with other provisions of the U.S. Internal Revenue Code, are interpreted differently than interpretations made by the Company in determining the estimates, whether through issuance of administrative guidance, or through further review of the Tax Act by the Company and its advisors. Aside from these interpretation issues, the final charges may differ from the estimates due to refinements of accumulated non-U.S. earnings and tax pool data.

The Company will elect to pay the 2017 (Littelfuse) and 2018 (IXYS) Toll Charges over the eight-year period prescribed by the Tax Act. The long-term portion of these Toll Charges totaling $38.5 million (which includes the 2017 Littelfuse provisional reasonable estimate and the 2018 IXYS provisional reasonable estimate, partially offset by foreign tax credits, the first annual installment payment and the anticipated second annual installment) is recorded in the Other long-term liabilities and the short-term portion of $3.4 million is recorded in the Accrued income taxes on the Condensed Consolidated Balance Sheet as of June 30, 2018.

The Company recognized deferred tax liabilities of $12.0 million ($11.8 million for non-U.S. taxes and $0.2 million for U.S. state taxes) as of December 30, 2017 related to taxes on certain non-U.S. earnings which are not considered to be permanently reinvested. Some of these taxes may provide a U.S. federal income tax benefit as a foreign tax credit. However, due to uncertainty in regard to the Tax Act’s provisions, no such tax benefit was recorded as of December 30, 2017, and no such tax benefit was recorded in the first six months of 2018. The Company will reconsider this provisional conclusion when it finalizes its 2017 preliminary reasonable estimate of the impact of the Tax Act, based upon interpretations and administrative guidance as of that time.

One of the base broadening provisions of the Tax Act is commonly referred to as the “GILTI” provisions. In accordance with guidance issued by the FASB staff, the Company has not adopted an accounting policy for GILTI. Thus, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions. The Company intends to adopt an accounting policy for GILTI within the measurement period outlined in SAB 118. Although such an accounting policy has not been adopted, the Company considered GILTI when determining the current portion of income tax expense recorded for the second quarter and first six months of 2018.

Although certain administrative guidance has been issued, the appropriate application of many provisions of the Tax Act remain uncertain. The Company used its best judgement as to the application of these provisions in determining its income tax expense for the second quarter and first half of 2018. Adjustments to income tax expense related to the first half of 2018 may be necessary if provisions of the Tax Act, and their interaction with other provisions of the U.S. Internal Revenue Code, are interpreted differently than interpretations made by the Company in determining its estimates, whether through issuance of administrative guidance, or through further review of the Tax Act by the Company and its advisors.

10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
(in thousands, except per share amounts)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Numerator:
Net income as reported	$42,326	$48,638	$78,354	$87,530

Denominator:
Weighted average shares outstanding
Basic	25,004	22,822	24,671	22,785
Effect of dilutive securities	397	201	415	220
Diluted	25,401	23,023	25,086	23,005

Earnings Per Share:
Basic earnings per share	$1.69	$2.13	$3.18	$3.84
Diluted earnings per share	$1.67	$2.11	$3.12	$3.80

Potential shares of common stock relating to stock options excluded from the earnings per share calculation because their effect would be anti-dilutive were 47,849 and 46,100 for the three months ended June 30, 2018 and July 1, 2017, respectively, and 23,659 and 21,896 for the six months ended June 30, 2018 and July 1, 2017, respectively.

11. Related Party Transactions

As a result of the Company’s acquisition of IXYS, the Company has equity ownerships in various investments that are accounted for under the equity method. The following is a description of the investments and related party transactions.

Powersem GmbH: The Company owns 45% of the outstanding equity of Powersem GmbH (“Powersem”), a module manufacturer based in Germany. During the three and six months ended June 30, 2018, the Company recorded revenues of $0.3 million and $0.4 million, respectively from sales of products to Powersem for use as components in their products. During the three and six months ended June 30, 2018, the Company purchased $1.0 million and $2.1 million, respectively of products from Powersem. At June 30, 2018, the accounts receivable balance from Powersem was $0.1 million and the accounts payable balance to Powersem was $0.3 million.

EB Tech Ltd.: The Company owns approximately 20% of the outstanding equity of EB Tech Ltd. (“EB Tech”), a company with expertise in radiation technology based in South Korea. During the three and six months ended June 30, 2018 EB Tech rendered processing services for the Company totaling approximately $0.1 million and $0.2 million, respectively. As of June 30, 2018, the Company’s accounts payable balance to EB Tech was immaterial.

Automated Technology, Inc.: The Company owns approximately 24% of the outstanding common shares of Automated Technology, Inc (“ATEC”), a supplier located in the Philippines that provides assembly and test services. During the three and six months ended June 30, 2018, ATEC rendered assembly and test services to the Company totaling approximately $2.8 million and $5.2 million, respectively. As of June 30, 2018, the Company’s accounts payable balance to ATEC was $0.7 million.

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

Segment information is summarized as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales
Electronics	$299,357	$169,387	$563,768	$323,154
Automotive	127,172	116,457	253,302	224,297
Industrial	32,654	27,511	59,926	51,346
Total net sales	$459,183	$313,355	$876,996	$598,797

Depreciation and amortization
Electronics	$15,651	$8,707	$29,329	$17,095
Automotive	5,969	5,580	11,939	10,950
Industrial	1,467	1,330	2,927	2,645
Other	3,103	-	5,607	-
Total depreciation and amortization	$26,190	$15,617	$49,802	$30,690

Operating income (loss)
Electronics	$67,311	$42,967	$121,275	$78,173
Automotive	15,711	15,713	34,102	30,778
Industrial	5,279	1,905	9,988	2,012
Other(a)	(28,679)	(315)	(68,172)	(1,840)
Total operating income	59,622	60,270	97,193	109,123
Interest expense	5,782	3,281	11,205	6,401
Foreign exchange loss (gain)	3,200	(558)	(7,354)	(2,115)
Other expense (income), net	(1,678)	190	(3,621)	52
Income before income taxes	$52,318	$57,357	$96,963	$104,785

(a) Included in “Other” Operating income (loss) for the 2018 second quarter is $24.4 million ($63.2 million year-to-date) of charges primarily related to IXYS acquisition and include $19.0 million ($36.9 million year-to-date) of purchase accounting inventory charges, $2.3 million ($14.1 million year-to-date) in acquisition-related and integration costs primarily related to legal, accounting and other expenses associated with the acquisition of IXYS, $3.1 million ($5.6 million year-to-date) in backlog amortization costs, stock compensation expense recognized immediately upon close for converted IXYS options related to prior services periods $4.5 million year-to-date and other charges of $2.1 million year-to-date. In addition, there were $3.2 million ($3.9 million year-to-date) of severance and other restructuring charges and $1.1 million of impairment charges ($1.1 million year-to-date) associated with the exit of the Radio Pulse and Custom businesses, respectively.

Included in “Other” Operating income (loss) for the 2017 second quarter is of $0.3 million ($1.8 million year-to-date) of acquisition and integration costs associated with the Company’s 2016 acquisitions (included in Cost of sales (“COS”) and Selling, general, and administrative expenses (“SG&A”)).

The Company’s net sales by country are as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales
United States	$137,236	$100,648	$261,112	$187,306
China(a)	127,776	86,891	234,284	165,111
Other countries(b)	194,171	125,816	381,600	246,380
Total net sales	$459,183	$313,355	$876,996	$598,797

(a) Includes mainland China, Taiwan, and Hong Kong.
(b) Each country included in Other countries are less than 10% of net sales.

The Company’s long-lived assets by country, as of June 30, 2018 and December 30, 2017, were as follows:

(in thousands)	June 30, 2018	December 30, 2017
Long-lived assets
United States	$59,097	$23,490
China(a)	92,832	86,866
Mexico	66,063	62,510
Germany	35,013	1,082
Philippines	31,481	31,129
Other countries	54,269	45,500
Total long-lived assets	$338,755	$250,577

(a) Includes mainland China, Taiwan, and Hong Kong.

The Company’s additions to long-lived assets by country were as follows:

	For the Six Months Ended
(in thousands)	June 30, 2018	July 1, 2017
Additions to long-lived assets
United States	$4,234	$1,149
China(a)	14,711	10,200
Mexico	8,874	10,925
Germany	5,182	-
Philippines	4,241	1,345
Other countries	3,073	5,259
Total additions to long-lived assets	$40,315	$28,878

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

Executive Summary

For the second quarter of 2018, the Company recognized net sales of $459.2 million compared to $313.4 million in the second quarter of 2017 representing an increase of $145.8 million, or 46.5%. The increase was primarily driven by the acquisition of IXYS, which added $100.2 million in sales along with higher volume across all three segments. Net sales for Electronics increased $130.0 million, or 76.7%, primarily due to the acquisition of IXYS and strong growth across all the business units and favorable changes in foreign exchange rates of $8.0 million. Net sales for the Automotive segment increased $10.7 million, or 9.2% due to volume growth across all the segment’s business units. Net sales in the Industrial segment increased $5.1 million or 18.7% due to volume growth across all the segment’s business units. The Company recognized net income of $42.3 million, or $1.67 per diluted share, in the second quarter of 2018 compared to net income of $48.6 million, or $2.11 per diluted share in the second quarter of 2017. The decrease in net income reflects the impact of $19.0 million of purchase accounting inventory charges, higher amortization expense of $7.2 million and foreign exchange losses of $3.2 million that were partially offset by the acquisition of IXYS and operating income increases across the Electronics and Industrial segments. Additionally, the per share results reflect an increase in the weighted average diluted shares outstanding of 2.1 million resulting from the shares issued in conjunction with the acquisition of IXYS.

Net cash provided by operating activities was $140.9 million for the six months ended June 30, 2018 as compared to $93.6 million for the six months ended July 1, 2017. The increase in net cash provided by operating activities reflected higher earnings and favorable working capital management that more than offset higher payments related to acquisition and integration costs and higher cash taxes.

During the second quarter of 2018, the Company announced as part of its strategic assessment and cost savings initiatives, the exit of the Custom business within the Industrial segment and the Radio Pulse business within the IXYS acquisition. The Company does not expect the exit of these businesses to have a material impact on the Company's future net sales and net earnings. The exit of the Custom business resulted in total impairment charges of $1.1 million for the tradename and real property. The exit of the Radio Pulse business resulted in restructuring charges of $2.1 million, of which $1.4 million was for severance charges and $0.7 million of other restructuring charges. The Company expects to realize future cost savings resulting from these restructuring activities.

On July 6, 2018, the Trump administration imposed Section 301 tariffs on products that are imported into the United States where the country of origin is China. This tariff primarily impacts our Electronics segment and to a lesser extent our Automotive and Industrial segments. The Company is currently evaluating the impact on our future results of operations.

Results of Operations

The following table summarizes the Company’s consolidated results of operations for the periods presented. The second quarter of 2018 includes $28.7 million of non-segment charges. The charges related to the IXYS acquisition total $24.4 million ($63.2 million year-to-date) and include $19.0 million ($36.9 million year-to-date) of purchase accounting inventory charges, $2.3 million ($14.1 million year-to-date) in acquisition-related and integration costs primarily related to legal, accounting and other expenses associated with the acquisition of IXYS, $3.1 million ($5.6 million year-to-date) in backlog amortization costs, stock compensation expense recognized immediately upon close for converted IXYS options related to prior services periods of $4.5 million year-to-date and other charges of $2.1 million year-to-date. In addition, there were $3.2 million ($3.9 million year-to-date) of severance and other restructuring charges and $1.1 million of impairment charges ($1.1 million year-to-date) associated with the exit of the Radio Pulse and Custom businesses, respectively.

The second quarter of 2017 includes approximately $0.3 million of non-segment charges ($1.8 million year-to-date). These were primarily attributable to acquisition-related costs primarily related to legal and integration costs associated with the Company’s acquisitions in 2016 of the ON Portfolio.

	Second Quarter				First Six Months
(in thousands)	2018	2017	Change	% Change	2018	2017	Change	% Change
Net sales	$459,183	$313,355	$145,828	46.5%	$876,996	$598,797	$278,199	46.5%
Gross profit	168,987	132,608	36,379	27.4%	318,610	246,258	72,352	29.4%
Operating expenses	109,365	72,338	37,027	51.2%	221,417	137,135	84,282	61.5%
Operating income	59,622	60,270	(648)	(1.1% )	97,193	109,123	(11,930)	(10.9% )
Income before income taxes	52,318	57,357	(5,039)	(8.8% )	96,963	104,785	(7,822)	(7.5% )
Income taxes	9,992	8,719	1,273	14.6%	18,609	17,255	1,354	7.8%
Net income	$42,326	$48,638	$(6,312)	13.0%	$78,354	$87,530	$(9,176)	(10.5% )

Net Sales

Net sales increased $145.8 million, or 46.5%, for the second quarter of 2018 compared to the second quarter of 2017 with increases of $100.2 million and $3.4 million resulting from incremental net sales related to the IXYS and U.S. Sensor acquisitions, respectively. The remaining increase in net sales was driven by higher volume across all businesses in the Electronics, Automotive and Industrial segments and $8.0 million of favorable changes in foreign exchange rates.

Net sales for the first six months of 2018 increased $278.2 million, or 46.5%, compared to the first six months of 2017 with increases of $186.5 million and $6.5 million resulting from incremental net sales related to the IXYS and U.S. Sensor acquisitions, respectively. The remaining increase in net sales was driven by higher volume across all businesses in the Electronics, Automotive and Industrial segments and $21.1 million of favorable changes in foreign exchange rates.

Gross Profit

Gross profit was $169.0 million, or 36.8% of net sales, in the second quarter of 2018, compared to $132.6 million, or 42.3% of net sales, in the second quarter of 2017. The increase in gross profit reflects the impact of the IXYS acquisition and volume growth across all segments. The decrease in gross margin is primarily due to the purchase accounting inventory charges of $19.0 million which negatively impacted the second quarter of 2018 gross margin by 4.1 percentage points and unfavorable mix in products from the IXYS acquisition.

Gross profit was $318.6 million, or 36.3% of net sales, in the first six months of 2018, compared to $246.3 million, or 41.1% of net sales in the first six months of 2017. The increase in gross profit reflects the IXYS acquisition and volume growth across all segments and expense leverage across all segments. The decrease in gross margin is primarily due to the purchase accounting inventory charges of $36.9 million which negatively impacted the first six months of 2018 gross margin by 4.2 percentage points.

Operating Expenses

Total operating expenses were $109.4 million, or 23.8% of net sales, for the second quarter of 2018 compared to $72.3 million, or 23.1% of net sales, for the second quarter of 2017. The increase in operating expenses of $37.1 million is primarily due to incremental operating expenses related to the IXYS and U.S. Sensor acquisitions, an increase in amortization expense of $7.2 million resulting from the acquisition of IXYS, higher acquisition-related and integration costs of $2.0 million, and higher restructuring and impairment charges.

Total operating expense for the first six months of 2018 was $221.4 million, or 25.2% of net sales, compared to $137.1 million, or 22.9% of net sales, for the first six months of 2017. The increase in operating expenses of $84.3 million is primarily due to incremental operating expenses related to the IXYS and U.S. Sensor acquisitions, an increase in amortization expense of $13.3 million resulting from the acquisition of IXYS as well as higher acquisition-related and integration costs of $12.3 million. Total operating expenses as a percent of net sales increased from 22.9% for the first six months of 2017 to 25.2% for the first six months of 2018 primarily due to the higher amortization expense and acquisition-related and integration charges noted above.

Operating Income

Operating income was $59.6 million, a decrease of $0.6 million, or 1.1%, for the second quarter of 2018 compared to $60.3 million for the second quarter of 2017. Increases in operating income across the Electronics segment were more than offset by purchase accounting inventory charges of $19.0 million, higher amortization charges of $7.2 million and higher restructuring and impairment charges of $4.3 million along with the costs associated with the acquisition and integration of the IXYS acquisition as described above. Operating margins decreased from 19.2% in the second quarter of 2017 to 13.0% in the second quarter of 2018. The purchase accounting inventory charge negatively impacted margins by 4.1% with the remaining decrease driven by the above charges partially offset by higher volume across all segments.

Operating income for the first six months of 2018 was $97.2 million, or 11.1% of net sales, compared to $109.1 million, or 18.2% of net sales, for the first six months of 2017. The decrease in operating income is primarily due to the purchase accounting inventory charges of $36.9 million along with the costs associated with the acquisition and integration of IXYS as described above. The purchase accounting inventory charges, higher acquisition and integration charges and higher amortization expense negatively impacted margins by 4.2%, 1.3% and 0.8%, respectively.

Income Before Income Taxes

Income before income taxes was $52.3 million, or 11.4% of net sales, for the second quarter of 2018 compared to $57.4 million, or 18.3% of net sales, for the second quarter of 2017. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was impacted by increased unfavorable foreign exchange losses of $3.8 million primarily due to fluctuations in the Euro and Mexican peso against the U.S. dollar and increased interest expense of $2.5 million associated with the increased borrowings for the IXYS acquisition. Additionally, partially offsetting the previously mentioned expense increases was an increase in other income of $1.9 million during the three months ended June 30, 2018 as compared to the three months ended July 1, 2017 primarily as a result of unrealized investment gains associated with our equity investments.

Income before income taxes for the first six months of 2018 was $97.0 million, or 11.1% of net sales compared to $104.8 million, or 17.5% of net sales, for the first six months of 2017. In addition to the factors impacting comparative results for operating income discussed above income before income taxes was favorably impacted by foreign exchange gains of $5.2 million and increases in other income of $3.7 million primarily due to unrealized investment gains in our equity investments partially offset by higher interest expense of $4.8 million resulting from increased borrowings for the IXYS acquisition.

Income Taxes

Income tax expense was $10.0 million, or an effective tax rate of 19.1%, for the second quarter of 2018 compared to $8.7 million, or an effective tax rate of 15.2%, for the second quarter of 2017. The effective tax rate for the second quarter of 2017 was lower than the then applicable 35% U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions. The effective tax rate for the second quarter of 2018 was higher than the effective tax rate for the second quarter of 2017 primarily due to the impact of U.S. tax reform and the acquisition of IXYS.

Income tax expense for the first six months of 2018 was $18.6 million, or an effective tax rate of 19.2%, compared to income tax expense of $17.3 million, or an effective tax rate of 16.5%, for the first six months of 2017. The effective tax rate for the first six months of 2017 was lower than the then applicable 35% U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions. The effective tax rate for the first six months of 2018 was higher than the effective tax rate for the first six months of 2017 primarily due to the impact of U.S. tax reform and the acquisition of IXYS.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Automotive and Industrial. Segment information is described more fully in Note 12, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales by segment:

	Second Quarter				First Six Months
(in thousands)	2018	2017	Change	% Change	2018	2017	Change	% Change
Electronics	$299,357	$169,387	$129,970	76.7%	$563,768	$323,154	$240,614	74.5%
Automotive	127,172	116,457	10,715	9.2%	253,302	224,297	29,005	12.9%
Industrial	32,654	27,511	5,143	18.7%	59,926	51,346	8,580	16.7%
Total	$459,183	$313,355	$145,828	46.5%	$876,996	$598,797	$278,199	46.5%

Electronics Segment

The Electronics segment net sales increased $130.0 million, or 76.7%, in the second quarter of 2018 compared to the second quarter of 2017 due to incremental net sales related to the IXYS and U.S. Sensor acquisitions of $100.2 million and $3.4 million, respectively, higher volume across all businesses driven by the strong electronics cycle and favorable foreign exchange impacts of $3.2 million.

The Electronics segment net sales increased $240.6 million, or 74.5%, in the first six months of 2018 compared to the first six months of 2017 due to incremental net sales related to the IXYS and U.S. Sensor acquisitions of $186.5 million and $6.5 million, respectively, higher volume across all businesses driven by the continued strong electronics cycle and favorable foreign exchange impacts of $8.5 million.

Automotive Segment

The Automotive segment net sales increased $10.7 million, or 9.2%, in the second quarter of 2018 compared to the second quarter of 2017 due to increased volume across all businesses with the commercial vehicle business having the most growth as well as favorable changes in foreign exchange rates of $4.5 million.

The Automotive segment net sales increased $29.0 million, or 12.9%, in the first six months of 2018 compared to the first six months of 2017 due to increased volume across all businesses with the commercial vehicle and sensor businesses having the most growth as well as favorable changes in foreign exchange rates of $11.9 million.

Industrial Segment

The Industrial segment net sales increased $5.1 million, or 18.7%, in the second quarter of 2018 compared to the second quarter of 2017 primarily due to higher volume across the power fuse and relay businesses.

The Industrial segment net sales increased $8.6 million, or 16.7%, in the first six months of 2018 compared to the first six months of 2017 due to higher volume primarily in the power fuse and relay operations.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Second Quarter				First Six Months
(in thousands)	2018	2017	Change	% Change	2018	2017	Change	% Change
Americas	$146,619	$115,039	$31,580	27.5%	$285,348	$213,064	$72,284	33.9%
Europe	108,983	60,263	48,720	80.8%	208,795	119,168	89,627	75.2%
Asia-Pacific	203,581	138,053	65,528	47.5%	382,853	266,565	116,288	43.6%
Total	$459,183	$313,355	$145,828	46.5%	$876,996	$598,797	$278,199	46.5%

Americas

Net sales in the Americas increased $31.6 million, or 27.5%, in the second quarter of 2018 compared to the second quarter of 2017 driven by incremental net sales related to the IXYS and U.S. Sensor acquisitions of $22.7 million and $2.9 million, respectively and increased volume in the Electronics and Industrial segments partially offset by decreased volume in the Automotive segment.

Net sales in the Americas increased $72.3 million, or 33.9%, in the first six months of 2018 compared to the first six months of 2017 driven by incremental net sales related to the IXYS and U.S. Sensor acquisitions of $43.8 million and $5.5 million, respectively and increased volume in the Electronics, Automotive and Industrial segments.

Europe

European net sales increased $48.7 million, or 80.8%, in the second quarter of 2018 compared to the second quarter of 2017. The increase in net sales was primarily due to incremental net sales related to the IXYS acquisition of $28.8 million and higher volumes in the Electronics and Automotive segments with strong growth especially in the passive business in the Electronics segment and across all businesses in the Automotive segment as well as favorable foreign currency effects of $5.2 million.

European net sales increased $89.6 million, or 75.2%, in the first six months of 2018 compared to the first six months of 2017 The increase in net sales was primarily due to incremental net sales related to the IXYS acquisition of $55.7 million and higher volumes in the Electronics and Automotive segments with strong growth especially in the passive business in the Electronics segment and across all businesses in the Automotive segment as well as favorable foreign currency effects of $14.7 million.

Asia-Pacific

Asia-Pacific net sales increased $65.5 million, or 47.5%, in the second quarter of 2018 compared to the second quarter of 2017. The increase in net sales was primarily due to incremental net sales related to the IXYS acquisition of $48.7 million and higher volumes in the Electronics and Automotive segments with strong growth across all businesses in the Electronics segment and in the passenger car business in the Automotive segment as well as favorable foreign currency effects of $2.5 million.

Asia-Pacific net sales increased $116.3 million, or 43.6%, in the first six months of 2018 compared to the first six months of 2017. The increase in net sales was primarily due to incremental net sales related to the IXYS acquisition of $87.0 million and higher volumes in the Electronics and Automotive segments with strong growth across all businesses in the Electronics segment and in the passenger car business in the Automotive segment as well as favorable foreign currency effects of $5.6 million.

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

Revolving Credit Facility/Term Loan

On March 4, 2016, the Company entered into a new five-year credit agreement with a group of lenders for up to $700.0 million. The new credit agreement consisted of an unsecured revolving credit facility of $575.0 million and an unsecured term loan credit facility of up to $125.0 million. In addition, the Company had the ability, from time to time, to increase the size of the revolving credit facility and the term loan facility by up to an additional $150.0 million, in the aggregate, in each case in minimum increments of $25.0 million, subject to certain conditions and the agreement of participating lenders.

On October 13, 2017, the Company amended the Credit Agreement to increase the Revolving Credit Facility from $575.0 million to $700.0 million and increase the Term Loan from $125.0 million to $200.0 million and to extend the expiration date from March 4, 2021 to October 13, 2022. The Credit Agreement also includes the option for the Company to increase the size of the Revolving Credit Facility and the Term Loan by up to an additional $300.0 million, in the aggregate, subject to the satisfaction of certain conditions set forth in the Credit Agreement. Term Loans may be made in up to two advances. The first advance of $125.0 million occurred on October 13, 2017 and the second advance of $75.0 million occurred on January 16, 2018. For the Term Loan, the Company is required to make quarterly principal payments of 1.25% of the original term loan ($2.5 million with the second advance on January 16, 2018) through maturity, with the remaining balance due on October 13, 2022. . In addition to the quarterly principal payments, the Company paid $35.0 million of principal on the term loan during the three months ended June 30, 2018.

Outstanding borrowings under the Credit Agreement bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six-month periods, plus 1.00% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.00% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the credit agreement ranging from 0.15% to 0.25%, based on the Consolidated Leverage Ratio, as defined in the agreement. The credit agreement includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 3.59% at June 30, 2018. As of June 30, 2018, the Company had $0.1 million outstanding in letters of credit and had available $699.9 million of borrowing capacity under the Revolving Credit Facility. At June 30, 2018, the Company was in compliance with all covenants under the Credit Agreement. Further information regarding the Company’s credit agreement is provided in Note 5, Debt, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report.

Senior Notes

On December 8, 2016, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold €212 million aggregate principal amount of senior notes in two series. The funding date for the Euro denominated senior notes occurred on December 8, 2016 for €117 million in aggregate amount of 1.14% Senior Notes, Series A, due December 8, 2023, and €95 million in aggregate amount of 1.83% Senior Notes, Series B, due December 8, 2028 (together, the “Euro Senior Notes”). Interest on the Euro Senior Notes is payable semiannually on June 8 and December 8, commencing June 8, 2017.

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

On November 15, 2017, the Company entered into a Note Purchase Agreement pursuant to which the Company issued and sold $175 million in aggregate principal amount of senior notes in two series. On January 16, 2018, $50 million aggregate principal amount of 3.48% Senior Notes, Series A, due February 15, 2025 (“U.S. Senior Notes, Series A due 2025”) and $125 million in aggregate principal amount of 3.78% Senior Notes, Series B, due February 15, 2030 (“U.S. Senior Notes, Series B, due 2030”) (together the “U.S. Senior Notes due 2025 and 2030” and with the Euro Senior Notes and the U.S. Senior Notes 2022 and 2027, the “Senior Notes”) were funded. Interest on the U.S. Senior Notes due 2025 and 2030 will be payable on February 15 and August 15, commencing on August 15, 2018.

Dividends

During July 2018, the Company’s Board of Directors approved a 16% increase in the quarterly cash dividend from $0.37 to $0.43. This equates to an annualized dividend of $1.72 per share.

Cash Flow Overview

	First Six Months
(in thousands)	2018	2017
Net cash provided by operating activities	$140,915	$93,573
Net cash used in investing activities	(350,734)	(36,117)
Net cash provided by (used in) financing activities	196,207	(10,079)
Effect of exchange rate changes on cash and cash equivalents	(7,917)	(608)
Increase (decrease) in cash and cash equivalents	(21,529)	46,769
Cash and cash equivalents at beginning of period	429,676	275,124
Cash and cash equivalents at end of period	$408,147	$321,893

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $140.9 million for the first six months of 2018, compared to $93.6 million during the six months ended July 1, 2017. The increase in net cash provided by operating activities was primarily driven by higher earnings and favorable working capital management that more than offset higher payments related to acquisition and integration costs and higher cash taxes.

Cash Flow from Investing Activities

Net cash used in investing activities was $350.7 million for the six months ended June 30, 2018, compared to $36.1 million during the six months ended July 1, 2017. Net cash used for the acquisition of IXYS was $306.5 million for the six months ended June 30, 2018 as compared to net cash used for the acquisition of a majority stake in Monolith of $14.2 million for the six months ended July 1, 2017. Capital expenditures were $40.3 million, representing an increase of $12.0 million compared to 2017.

Cash Flow from Financing Activities

Net cash provided by financing activities was $196.2 million for the six months ended 2018 compared to net cash used in financing activities of $10.1 million for the six months ended 2017. The Company had $310.0 million of proceeds from the credit facility, term loan and senior notes payable partially offset by payments $100.0 million on the credit facility and term loan during the first six months ended June 30, 2018 as compared to $125.0 million of proceeds from the senior notes payable and $115.6 million of payments on the credit facility and term loan during the six months ended July 1, 2017. Additionally, dividends paid increased $3.5 million from $15.0 million in 2017 to $18.5 million for the six months ended June 30, 2018.

Share Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a program for the period May 1, 2018 to April 30, 2019 (“Share Repurchase Program”). The Company did not repurchase any shares of its common stock during the second quarter of 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 30, 2017. During the three months ended June 30, 2018, there were no significant changes in the application of critical accounting policies.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). This ASU requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Adoption will require a modified retrospective transition. The Company will adopt the standard in the first quarter of 2019. The Company has made progress on assessing the Company’s portfolio of leases and compiling a central repository of all active leases. We are in the process of assessing the design of the future lease process and drafting a policy to address the new standard requirements. Key lease data elements are being evaluated including developing a methodology for determining the incremental borrowing rate across all countries where we have operations. While the Company has not yet completed its evaluation of the impact the new lease accounting standard will have on its Consolidated Financial Statements, the Company expects to recognize right of use assets and  lease liabilities for its operating leases in the Consolidated Balance Sheet upon adoption.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. The Company has not yet completed its assessment and therefore has not yet elected an accounting policy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 30, 2017. During the six months ended June 30, 2018, there have been no material changes in our exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2018, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

The Company acquired IXYS Corporation on January 17, 2018. IXYS Corporation operated with a different internal control environment than that of Littelfuse, Inc. The Company’s evaluation of IXYS’ internal controls over financial reporting and integration of IXYS into the Company’s internal control structure is ongoing. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

During the six months ended June 30, 2018, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended December 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description

10.1*	Consulting Agreement between Nathan Zommer and Littelfuse Inc., effective August 1, 2018

31.1*	Certification of David W. Heinzmann, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Meenal A. Sethna, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+

Certain schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC. The registrant agrees to furnish supplementary a copy of any omitted schedule or exhibit to the SEC upon request.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Meenal A. Sethna
Meenal A. Sethna
Executive Vice President and Chief Financial Officer
Date: August 1, 2018
	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Vice President and Chief Accounting Officer