Form 10-K
period 2018-12-29
LITTELFUSE INC /DE
filed 2019-02-22
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

	[X]	Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
(Mark one)		for the fiscal year ended December 29, 2018
Or
	[ ]	Transition Report Pursuant to Section 13 or 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of 24,414,037 shares of voting stock held by non-affiliates of the registrant was approximately $4,409,178,694 based on the last reported sale price of the registrant’s Common Stock as reported on the NASDAQ Global Select MarketSM on June 30, 2018.

As of February 18, 2019, the registrant had outstanding 24,706,335 shares of Common Stock, net of Treasury Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Littelfuse, Inc. Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

PART I
ITEM 1. BUSINESS.

GENERAL

Littelfuse, Inc., was incorporated under the laws of the State of Delaware in 1991. References herein to the “Company,” “we,” “our” or “Littelfuse” refer to Littelfuse, Inc. and its subsidiaries. References herein to “2018”, “fiscal 2018” or “fiscal year 2018” refer to the fiscal year ended December 29, 2018. References herein to “2017”, “fiscal 2017” or “fiscal year 2017” refer to the fiscal year ended December 30, 2017. References herein to “2016”, “fiscal 2016” or “fiscal year 2016” refer to the fiscal year ended December 31, 2016. The Company operates on a 52-53 week fiscal year (4-4-5 basis) ending on the Saturday closest to December 31.

OVERVIEW

Founded in 1927, Littelfuse is a global manufacturer of leading technologies in circuit protection, power control and sensing. Sold in over 150 countries, the Company’s products are found in automotive and commercial vehicles, industrial applications, data and telecommunications, medical devices, consumer electronics and appliances. With its broad product portfolio of fuses, semiconductors, polymers, ceramics, relays and sensors, and extensive global infrastructure, the Company’s worldwide associates partner with its customers to design, manufacture and deliver innovative, high-quality solutions for a safer, greener and increasingly connected world.

Segments

The Company conducts its business through three reportable segments: Electronics, Automotive, and Industrial. Within these segments, the Company designs, manufactures and sells components and modules for circuit protection, power control and sensing products throughout the world. The circuit protection products protect against electrostatic discharge, power surges, short circuits, voltage spikes and other harmful occurrences; our power control products safely and efficiently control power to mitigate equipment damage, minimize electrical hazards and improve productivity and our sensor products are used to identify and detect temperature, proximity, flow speed and fluid level in various applications. For segment and geographical information and consolidated net sales and operating income see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16, Segment Information, of the Notes to Consolidated Financial Statements included in this Annual Report.

•
Electronics Segment: Consists of one of the broadest product offerings in the industry, including fuses and fuse accessories, positive temperature coefficient (“PTC”) resettable fuses, polymer electrostatic discharge (“ESD”) suppressors, varistors, reed switch based magnetic sensing, gas discharge tubes; semiconductor and power semiconductor products such as discrete transient voltage suppressor (“TVS”) diodes, TVS diode arrays, protection and switching thyristors, silicon carbide, metal-oxide-semiconductor field-effect transistors (“MOSFETs”) and silicon carbide diodes; and insulated gate bipolar transistors (“IGBT”) technologies. The segment covers a broad range of end markets, including industrial and automotive electronics, electric vehicle infrastructure, data and telecommunications, medical devices, LED lighting, consumer electronics and appliances.

•
Automotive Segment: Consists of a wide range of circuit protection, power control and sensing technologies for global original equipment manufacturers (“OEMs”), Tier-I suppliers and parts distributors in passenger car, heavy duty truck, off-road vehicles, material handling, agricultural, construction and other commercial vehicle industries. Passenger car fuse products include fuses and fuse accessories for internal combustion engine vehicles and hybrid and electric vehicles including blade fuses, battery cable protectors, resettable fuses, high-current fuses, and high-voltage fuses. Commercial vehicle products include fuses, switches, relays, and power distribution modules for the commercial vehicle industry. Automotive sensor products include a wide range of automotive and commercial vehicle products designed to monitor the passenger compartment occupants, safety and environment as well as the vehicle’s powertrain, emissions, speed and suspension.

•
Industrial Segment: Consists of power fuses, protection relays and controls and other circuit protection products for use in various industrial applications such as oil, gas, mining, alternative energy - solar and wind, electric vehicle infrastructure, construction, HVAC systems, elevator and other industrial equipment.

Strategy

In December 2016, the Company announced its five-year strategic plan. Building upon its achievements from its previous five-year plan and leveraging the global mega trends of safety, energy efficiency and the connected world, the Company is targeting an average annual accelerated organic growth of 5-7 percent and growth from strategic acquisitions of 5-7 percent. The Company’s strategic goals include growing its circuit protection platform, accelerating growth in its power control platform and doubling its sensor platform. The Company expects to do this through content and share gains, targeting underpenetrated geographies and markets, leveraging investments in its people, innovations and operating systems, and capitalizing on growth opportunities where technologies and applications are converging across its segments, while continuing to acquire and integrate businesses that fit its strategic focus areas.

Recent Acquisitions

•
IXYS Corporation: On January 17, 2018, the Company acquired IXYS, a global pioneer in the power semiconductor and integrated circuit markets with a focus on medium to high voltage power semiconductors across the industrial, communications, consumer and medical markets. IXYS has a broad customer base, serving more than 3,500 customers through its direct sales force and global distribution partners. The purchase price for IXYS was $856.5 million, which included consideration of cash, Littelfuse common stock, and the value of converted, or cash settled IXYS equity awards. The operations of IXYS are included in the Electronics segment.

•
U.S. Sensor: On July 7, 2017, the Company acquired the assets of U.S. Sensor Corporation (“U.S. Sensor”) for $24.3 million. U.S. Sensor manufactures a variety of high quality negative temperature coefficient thermistor probes and assemblies. The acquisition expands the Company’s existing sensor portfolio in several key electronics and industrial end markets. The operations of U.S. Sensor are included in the Electronics segment.

•
Monolith Semiconductor Inc.: On February 28, 2017, pursuant to a Securities Purchase Agreement between the Company and the stockholders of Monolith Semiconductor Inc. (“Monolith”), a U.S. start-up Company developing silicon carbide technology, the Company increased its investment in Monolith by acquiring approximately 62% of the outstanding common stock of Monolith for $15.0 million. During 2018, the Company acquired the remaining outstanding stock of Monolith for $9.0 million based on Monolith meeting certain technical and sales targets, and now owns 100% of Monolith. The operations of Monolith are included in the Electronics segment.

•
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

•
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

•
PolySwitch: On March 25, 2016, the Company acquired 100% of the circuit protection business (“PolySwitch”) of TE Connectivity Ltd. for $348.3 million (net of cash acquired and after settlement of certain post-closing adjustments). The PolySwitch business, which is split between the Automotive and Electronics segments, has a leading position in polymer based resettable circuit protection devices, with a strong global presence in the automotive, battery, industrial, communications and mobile computing markets. PolySwitch has manufacturing facilities in Shanghai and Kunshan, China, and Tsukuba, Japan. The acquisition allows the Company to strengthen its global circuit protection product portfolio, as well as expands its presence in the automotive electronics and battery protection end markets. The acquisition also significantly increases the Company’s presence in Japan.

Sales and Operations

The Company operates in three geographic regions: Asia-Pacific, the Americas, and Europe. The Company manufactures products and sells to customers in all three regions.

Net sales by segment for the periods indicated are as follows:

	Fiscal Year
(in millions)	2018	2017	2016
Electronics	$1,124.3	$661.9	$535.2
Automotive	479.8	453.2	415.2
Industrial	114.4	106.4	105.8
Total	$1,718.5	$1,221.5	$1,056.2

Net sales in the Company’s three geographic regions, based upon the shipped-to destination, are as follows:

	Fiscal Year
(in millions)	2018	2017	2016
Asia-Pacific	$753.3	$541.1	$444.8
Americas	578.6	436.5	411.1
Europe	386.6	243.9	200.3
Total	$1,718.5	$1,221.5	$1,056.2

The Company’s products are sold worldwide through distributors, a direct sales force and manufacturers’ representatives in certain regions. For the fiscal year 2018, approximately 70% of the Company’s net sales were to customers outside the United States (“U.S.”), including approximately 27% to China.

The Company manufactures many of its products on fully integrated manufacturing and assembly equipment. The Company maintains product quality through a Global Quality Management System with most manufacturing sites certified under ISO 9001:2000. In addition, several of the Littelfuse manufacturing sites are also certified under IATF 16949 and ISO 14001.

Additional information regarding the Company’s sales by geographic area and long-lived assets in different geographic areas is in Note 16, Segment Information, of the Notes to Consolidated Financial Statements included in this Annual Report.

BUSINESS ENVIRONMENT

Electronics Segment

The Company designs, develops and manufactures a wide range of components and modules that provide circuit protection, power control and sensing for a multitude of electronic and industrial applications. Circuit protection technologies in the Electronics Segment are designed to protect against harmful occurrences like voltage spikes, short circuits, power surges and electrostatic discharge. Products include a vast array of fuses and other circuit protection technologies used in a variety of electronic products including consumer electronics, automotive electronics, IT and telecommunications equipment, medical devices, lighting products, and white goods.

The Company also offers a wide range of power control products used to convert and regulate energy and safely and efficiently control power across a broad spectrum of applications including industrial and automotive power systems, motor drives and power conversion applications. Products include a comprehensive portfolio of semiconductor components including thyristors, rectifiers and fast recovery diodes, IGBTs and wide band gap devices. The acquisition of IXYS is expected to accelerate the Company’s growth across the power control market driven by IXYS’s extensive power semiconductor portfolio in medium and high-power applications and technology expertise. The Company expects to continue to diversify and expand its presence within industrial electronics markets, leveraging the strong IXYS industrial OEM customer base. The Company also expects to increase long-term penetration of its power semiconductor portfolio in automotive markets, expanding its global content per vehicle.

Another strategic area of focus in the Electronics Segment is the Company’s continued investment in silicon carbide, a promising semiconductor material that enables more efficient power conversion than traditional silicon-based devices. In October, the Company completed the acquisition of Monolith and now owns 100% of the company. The Monolith silicon carbide technology provides a very broad portfolio of products to address the medium- to high-end side of the growing power semiconductor electronics market.

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

Circuit protection needs in the automotive space are expected to generate additional content-per-vehicle exceeding global auto production, with the increased electronification of vehicles, as well as the continued electrification of vehicles with the development and market penetration of hybrid and electric vehicles.

Over the past several years, the Company has expanded the Automotive segment into the commercial vehicle market with various acquisitions, also expanding the Company’s portfolio of power control products. Additional products in this market include:  power distribution modules, low and high current switches, solenoids and relays, battery management products, ignition key switches, and trailer connectors. Custom and market products are sold directly to a mix of OEMs, Tier One suppliers, aftermarket channels, as well as through general distribution.

The Company also continues to expand its automotive sensor business and products and expects this market to provide future long-term growth opportunities. Products sold into the market include a wide range of automotive and commercial vehicle sensors designed to monitor the passenger compartment occupants, safety and environment as well as the vehicle’s powertrain, emissions, speed and suspension. A majority of the Company’s automotive sensor sales are made to Tier One suppliers.

Industrial Segment

The Company manufactures and sells a broad range of low-voltage and medium-voltage circuit protection products to electrical distributors and their customers in the construction, OEM and industrial maintenance, repair and operating supplies (“MRO”) markets. The Company also designs and manufactures protection relays for the global oil, gas and mining, and general industrial markets. The Company sees growth opportunities by expanding both the end markets it serves and channel partnerships, as well as continuing to invest in new product development.

Power fuses are used to protect circuits in various types of industrial equipment and in industrial and commercial buildings. Protection relays are used to protect personnel and equipment in harsh environments such as oil, gas and mining, and industrial environments from excessive currents, over voltages, and electrical shock hazards called ground faults. Major applications for protection relays include protection of motor, transformer, and power-line distribution circuits. Ground-fault relays are used to protect personnel and equipment in wet environments such as underground mining or water treatment applications where there is a greater risk for electricity to come in contact with water and create a shock hazard.

PRODUCT DESIGN AND DEVELOPMENT

The Company employs scientific, engineering, and other personnel to continually improve its existing product lines and to develop new products at its research, product design, and development (“R&D”) and engineering facilities with primary locations in China, Germany, Italy, Japan, Lithuania, Mexico, Philippines, Taiwan, United Kingdom, and the United States. The Company maintains a staff of engineers, chemists, material scientists and technicians whose primary responsibility is to design and develop new products.

Proposals for the development of new products are initiated primarily by sales, marketing, and product management personnel with input from customers. The entire product development process usually ranges from a few months to a few years based on the complexity of development, with continuous efforts to reduce the development cycle. During fiscal years 2018, 2017, and 2016, the Company expended $87.3 million, $50.5 million, and $42.2 million, respectively, on R&D.

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

MANUFACTURING

The Company’s manufacturing facilities are in China, Germany, Italy, Japan, Lithuania, Mexico, Philippines, Portugal, the United Kingdom, and the United States. The Company performs the majority of its own fabrication and maintains in-house capabilities for metal stamping, surface mount assembly, plating (silver, nickel, zinc, and oxides) and thermoplastic molding. In addition, the Company fabricates semiconductor wafers for certain applications and maintains in-house capability for epitaxy fabrication, die attach, and wafer probe testing. After sub-components are readied for assembly, final assembly is accomplished on fully automatic and semi-automatic assembly machines. Quality assurance and operations personnel, using techniques such as statistical process control, perform tests, checks and measurements during the production process to maintain the highest levels of product quality, including safety and reliability, and customer satisfaction. Additionally, the Company utilizes external wafer foundries and subcontracted test and assembly facilities for a portion of its semiconductor business.

The principal raw materials for the Company’s products include copper and copper alloys, heat-resistant plastics, zinc, melamine, glass, silver, gold, raw silicon, solder, and various gases. The Company uses a single source for several heat-resistant plastics and for zinc but has specifically identified capable alternative heat-resistant plastics and zinc sources. All other raw materials are purchased from a number of readily available outside sources.

MARKETING

The Company goes to market through a worldwide selling organization consisting of direct sales personnel, distribution partners and manufacturers’ representatives. The direct sales force closely works with global OEM, Tier One automotive, consulting engineers, and major end user customers to design-in and sell the Company’s circuit protection, power control and sensing products. The distributors provide fulfillment for a majority of customers including those partnered with electronic manufacturing services (EMS). The direct sales force is supplemented with manufacturers’ representatives. The Company has sales offices and direct sales channels in all major regions of the world.

Electronics Segment

Most Electronics segment products are sold through distribution partners, including global distributors such as Arrow Electronics, Inc., Future Electronics and TTI, Inc, and regional and high service distributors. Many of our products are incorporated into applications with complex design technical support requirements. These may be sold through our direct salesforce and fulfilled through our distribution partners. The Company is leveraging IXYS sales channels to continue growing OEM sales and customer relationships, and well as driving opportunities to cross-sell products.

Automotive Segment

The Company maintains a direct sales force to service all of the major automotive and commercial vehicle OEMs, system suppliers, and Tier One automotive and aftermarket customers globally.

The Company also leverages its automotive customer relationships to sell products from the Electronics segment into automotive end markets, primarily to Tier One automotive customers. These revenues are reported in the Electronics segment.

Industrial Segment

The Company markets and sells its power fuses and protection relays through a direct sales force, manufacturers’ representatives, and electronics, industrial and electrical distributors, primarily across North America. The electrical and industrial distribution network is comprised of over 2,500 distributor branch locations. These distributors have customers that include electrical contractors, municipalities, utilities and factories.

CUSTOMERS

The Company sells to nearly 7,000 customers and distributors worldwide. Sales to Arrow Electronics, Inc., which were reported in our Electronics, Automotive and Industrial segments were 10.7% and 10.6% of consolidated net sales in 2018 and 2017, respectively, but less than 10% in 2016. No other single customer accounted for more than 10% of net sales during any of the last three years. During fiscal 2018, 2017, and 2016, net sales to customers outside the U.S. accounted for approximately 70%, 69%, and 66%, respectively, of the Company’s total net sales.

COMPETITION

The Company’s products compete with similar products of other manufacturers, some of which may have substantially greater financial resources than the Company. In the Electronics segment, the Company’s competitors include Eaton Corporation, Bel Fuse Inc., Bourns Inc., EPCOS, ON Semiconductor Corporation, Infineon Technologies, STMicroelectronics NV, Semtech Corporation, and Vishay Intertechnology Inc. In the Automotive segment, the Company’s competitors include Eaton Corporation, Pacific Engineering, MTA, CTS Corporation, Amphenol Corporation, Sensata Technologies Holding NV, and TE Connectivity Ltd. In the Industrial segment, the Company’s major competitors include Eaton Corporation, GE Multilin, and Mersen. The Company believes that it competes on the basis of innovative products, the breadth of its product line, the quality and design of its products, and the responsiveness of its customer service, in addition to price.

BACKLOG

The backlog of unfilled orders at December 29, 2018 was approximately $405.7 million, compared to $676.1 million at December 30, 2017 with the decrease primarily driven by the Automotive segment, partially offset by an increase from the Electronics segment. Substantially all the orders currently in backlog are scheduled for delivery in 2019.

EMPLOYEES

As of December 29, 2018, the Company employed approximately 12,300 employees worldwide. Approximately 20% of the Company's total workforce was employed under collective bargaining agreements at December 29, 2018. In Mexico, the Company has two separate collective bargaining agreements, one for 1,500 employees in Piedras Negras, expiring January 31, 2020 and the second for 650 employees in Matamoros, expiring January 1, 2020. In Germany, the Company has collective bargaining agreements with approximately 340 employees in Lampertheim and Essen, expiring March 31, 2020. In the United Kingdom, the Company has a collective bargaining agreement with some of the employees in Chippenham. Overall, the Company has historically maintained satisfactory employee relations and considers employee relations to be good.

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

The Company employs chemical engineers to monitor regulatory matters and believes that it is currently in compliance in all material respects with applicable environmental laws and regulations.

Littelfuse GmbH, which was acquired by the Company in May 2004, is responsible for maintaining closed coal mines in Germany from legacy operations. The Company is compliant with German regulations pertaining to the maintenance of the mines and has an accrual related to certain of these coal mine shafts based on an engineering study estimating the cost of remediating the dangers (such as a shaft collapse) of certain of these closed coal mine shafts in Germany. The accrual is reviewed annually and calculated based upon the estimated costs of remediating the shafts. Further information regarding the coal mine liability accrual is provided in Note 1, Summary of Significant Accounting Policies and Other Information, of the Notes to Consolidated Financial Statements included in this Annual Report.

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

The Company operates in markets that are highly competitive. The Company competes on the basis of price, product performance and quality, service, and / or brand name across the industries and markets it serves. Competitive pressures could affect the prices the Company is able to charge its customers or demand for its products.

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

The Company may also discover liabilities or deficiencies associated with the companies or assets it acquires that were not identified in advance, which may result in significant unanticipated costs. The effectiveness of the Company’s due diligence review and its ability to evaluate the results of such due diligence are dependent upon the accuracy and completeness of statements and disclosures made or actions taken by the companies acquired or their representatives, as well as the limited amount of time in which acquisitions are executed. In addition, the Company may fail to accurately forecast the financial impact of an acquisition transaction, including tax and accounting charges. Acquisitions may also result in recording of significant additional expenses to the results of operations and recording of substantial intangible assets on the balance sheet upon closing. Any of these factors may adversely affect the Company’s financial condition and results of operations.

Reorganization activities may lead to additional costs and material adverse effects.

In the past, the Company has taken actions to restructure and optimize its production and manufacturing capabilities and efficiencies through relocations, consolidations, plant closings or asset sales. In the future, the Company may take additional restructuring actions including the consolidating, closing or selling of additional facilities. These actions could result in impairment charges and various charges for such items as idle capacity, disposition costs and severance costs, in addition to normal or attendant risks and uncertainties. The Company may be unsuccessful in any of its current or future efforts to restructure or consolidate its business. Plans to minimize or eliminate any loss of revenues during restructuring or consolidation may not be achieved. These activities may have a material adverse effect upon the Company’s business, financial condition and results of operations.

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

The Company’s future success will depend upon its ability to manufacture and deliver products in a manner that is responsive to its customers’ needs. The Company will need to develop and introduce new products and product enhancements on a timely basis that keep pace with technological developments and emerging industry standards and address increasingly sophisticated requirements of its customers. The Company invests heavily in research and development without knowing that it will recover these costs. The Company’s competitors may develop products or technologies that will render its products non-competitive or obsolete. If it cannot develop and market new products or product enhancements in a timely and cost-effective manner, its business, financial condition and results of operations could be materially adversely affected.

The Company’s ability to manage currency or commodity price fluctuations or supply shortages is limited.

As a resource-intensive manufacturing operation, the Company is exposed to a variety of market and asset risks, including the effects of changes in commodity prices, foreign currency exchange rates, and interest rates. The Company has multiple sources of supply for the majority of its commodity requirements. However, significant shortages that disrupt the supply of raw materials or result in price increases could affect prices the Company charges its customers, its product costs, and the competitive position of its products and services. The Company monitors and manages these exposures as an integral part of its overall risk management program, which recognizes the unpredictability of markets and seeks to reduce the potentially adverse effects on its results. Nevertheless, changes in currency exchange rates, commodity prices and interest rates cannot always be predicted. In addition, because of intense price competition and the Company’s high level of fixed costs, it may not be able to address such changes even if they are foreseeable. Substantial changes in these rates and prices could have a material adverse effect on the Company’s results of operations and financial condition. In addition, significant portions of its revenues and earnings are exposed to changes in foreign currency rates. As it operates in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact its revenues and expenses. The impact of possible currency devaluation in countries experiencing high inflation rates or significant exchange fluctuations can impact the Company’s results and financial guidance. For additional discussion of interest rate, currency or commodity price risk, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

The Company’s effective tax rate could materially increase as a consequence of various factors, including interpretations and administrative guidance in regard to the Tax Act (defined below), U.S. and/or international tax legislation, mix of the Company’s earnings by jurisdiction, and U.S. and non-U.S. jurisdictional tax audits.

On December 22, 2017, the U.S. enacted legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Although certain administrative guidance has been issued, the appropriate application of many provisions of the Tax Act remain uncertain. As discussed more fully in Note 14, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report, adjustments to income tax expense may be necessary in future periods if provisions of the Tax Act, and their interaction with other provisions of the U.S. Internal Revenue Code, are interpreted differently than interpretations made by the Company, whether through issuance of additional administrative guidance, or through further review of the Tax Act by the Company and its advisors. Such adjustments could have a material adverse effect on the Company’s effective tax rate and cash flows.
 The Company is subject to taxes in the U.S. and numerous non-U.S. jurisdictions. Therefore, it is subject to changes in tax laws in each of these jurisdictions. The Company’s income tax rate in certain non-U.S. jurisdictions is substantially lower than the U.S. statutory tax rate. Legislative proposals have been made from time to time to reduce these tax benefits, in some cases with the tax increase phased in over a multi-year transition period. In addition, certain non-U.S. jurisdictions are considering tax legislation based upon recommendations made by the Organization for Economic Co-operation and Development in connection with its Base Erosion and Profit Shifting study. The outcome of these and other legislative developments could have a material adverse effect on the Company’s effective tax rate and cash flows.
The tax rates applicable in the jurisdictions within which the Company operates vary widely. Therefore, the Company’s effective tax rate may be adversely affected by changes in the mix of its earnings by jurisdiction.
The Company’s tax returns are subject to examination by various U.S. and non-U.S. tax authorities, including the U.S. Internal Revenue Service. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for income taxes. However, there can be no assurance as to the outcome of these examinations.
Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

The U.S. government has adopted a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods and products. These measures may materially increase costs for goods imported into the United States. This in turn could require us to materially increase prices to our customers which may reduce demand, or, if we do not or are unable to increase prices, could result in lower margins on products sold. Changes in U.S. trade policy have resulted in, and could result in more, U.S. trading partners adopting responsive trade policies making it more difficult or costly for us to export our products to those countries.

A decline in expected profitability of the Company or individual reporting units of the Company could result in the impairment of assets, including goodwill and other long-lived assets.

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

Although the Company's financial results are reported in U.S. dollars, the majority of the Company’s operations consist of manufacturing and sales activities in foreign countries. The Company’s most significant net long exposure is to the euro. The Company’s most significant net short exposures are to the Chinese renminbi, Mexican peso, and Philippine peso. Changes in foreign exchange rates could have an adverse effect on the Company's results of operations, financial position and cash flows.

The Company’s revenues may vary significantly from period to period.

The Company’s revenues may vary significantly from one accounting period to another due to a variety of factors including:

•	changes in customers’ buying decisions;

•	changes in demand for its products;

•	changes in its distributor inventory stocking;

•	the Company’s product mix;

•	the Company’s effectiveness in managing manufacturing processes;

•	costs and timing of its component purchases;

•	the effectiveness of its inventory control;

•	the degree to which it is able to utilize its available manufacturing capacity;

•	the Company’s ability to meet delivery schedules;

•	general economic and industry conditions;

•	local conditions and events that may affect its production volumes, such as labor conditions and political instability; and

•	seasonality of certain product lines.

The bankruptcy or insolvency of a major customer could adversely affect the Company.

The bankruptcy or insolvency of a major customer could result in lower sales revenue and cause a material adverse effect on the Company’s business, financial condition, and results of operations. In addition, the bankruptcy or insolvency of a major auto manufacturer or significant supplier likely could lead to substantial disruptions in the automotive supply base, resulting in lower demand for the Company’s products, which likely would cause a decrease in sales revenue and have a substantial adverse impact on the Company’s business, financial condition and results of operations.

The Company is exposed to political, economic, and other risks that arise from operating a multinational business.

The Company has significant operating activities in numerous countries around the globe that contribute significantly to its revenues and earnings. Sales to customers outside the United States constituted approximately 70% of the Company's net sales in fiscal 2018. Serving a global customer base and remaining competitive in the global marketplace requires the Company to place its production in countries outside the U.S., including emerging markets, to capitalize on market opportunities and maintain a cost-efficient structure. In addition, the Company sources a significant amount of raw materials and other components from third-party suppliers in low-cost countries. The Company’s operating activities are subject to a number of risks generally associated with multi-national operations, including risks relating to the following:

•	general economic conditions;

•	currency fluctuations and exchange restrictions;

•	import and export duties and restrictions;

•	the imposition of tariffs and other import or export barriers;

•	compliance with regulations governing import and export activities;

•	current and changing regulatory requirements;

•	political and economic instability;

•	potentially adverse income tax consequences;

•	transportation delays and interruptions;

•	labor unrest;

•	natural disasters;

•	terrorist activities;

•	public health concerns;

•	difficulties in staffing and managing multi-national operations; and

•	limitations on the Company’s ability to enforce legal rights and remedies.

Any of these factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

Disruptions in the Company’s manufacturing, supply or distribution chain could result in an adverse impact on results of operations.

The Company sources materials and sell product through various international network channels. A disruption could occur within the Company’s manufacturing, distribution or supply chain network. This could include damage or destruction due to various causes including natural disasters or political instability which would cause one or more of these network channels to become non-operational. This could adversely affect the Company’s ability to manufacture or deliver its products in a timely manner, impair its ability to meet customer demand for products and result in lost sales or damage to its reputation. Such a disruption could have a material adverse effect on the Company’s business, financial condition and results of operations.

The inability to maintain access to capital markets may adversely affect the Company’s business and financial results.

The Company’s ability to invest in its businesses, make strategic acquisitions, and refinance maturing debt obligations may require access to the capital markets and sufficient bank credit lines to support short-term borrowings. If the Company is unable to access the capital markets or bank credit facilities, it could experience a material adverse effect on its business, financial condition and results of operations.

Fixed costs may reduce operating results if sales fall below expectations.

The Company’s expense levels are based, in part, on its expectations for future sales. Many of the Company’s expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. The Company might be unable to reduce spending quickly enough to compensate for reductions in sales. Accordingly, shortfalls in sales could materially and adversely affect the Company’s business, financial condition and results of operations.

The volatility of the Company’s stock price could affect the value of an investment in the Company’s stock and future financial position.

The market price of the Company’s stock can fluctuate widely. Between December 30, 2017 and December 29, 2018, the closing sale price of the Company’s common stock ranged between a low of $155.15 and a high of $238.11. The volatility of the stock price may be related to any number of factors, such as volatility in the financial markets, general macroeconomic conditions, industry conditions, analysts’ expectations concerning the Company’s results of operations, or the volatility of its revenues as discussed above under “The Company’s Revenues May Vary Significantly from Period to Period.” The historic market price of the Company’s common stock may not be indicative of future market prices. The Company may not be able to sustain or increase the value of its common stock. Declines in the market price of the Company’s stock could adversely affect the Company’s ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving the Company’s common stock.

The Company is exposed to, and may be adversely affected by, potential security breaches or other disruptions to its information technology systems and data security.

The Company relies on its information technology systems and networks in connection with many of its business activities. Some of these networks and systems are managed directly by the Company, while others are managed by third-party service providers and are not under the Company’s direct control. The Company’s operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to its business, customers, dealers, suppliers, employees, and other sensitive matters. As with most companies, the Company has experienced cyber-attacks, attempts to breach its systems, and other similar incidents, none of which have been material. Any future cyber incidents could, however, materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding employees or customers or other third parties; and jeopardize the security of the Company’s facilities. A cyber incident could be caused by malicious outsiders using sophisticated methods to circumvent firewalls, encryption, and other security defenses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. Information technology security threats, including security breaches, computer malware, and other cyber-attacks are increasing in both frequency and sophistication and could create financial liability, subject the Company to legal or regulatory sanctions or damage the Company’s reputation with customers, dealers, suppliers, and other stakeholders. The Company continuously seeks to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on the Company’s competitive position, reputation, results of operations, financial condition and cash flows.

The Company’s business may be interrupted by labor disputes or other interruptions of supplies.

A work stoppage could occur at certain Company facilities, most likely as a result of disputes under collective bargaining agreements or in connection with negotiations of new collective bargaining agreements. In addition, the Company may experience a shortage of supplies for various reasons, such as financial distress, work stoppages, natural disasters or production difficulties that may affect one of its suppliers. A significant work stoppage, or an interruption or shortage of supplies for any reason, if protracted, could substantially adversely affect the Company’s business, financial condition and results of operations. The transfer of the Company’s manufacturing operations and changes in its distribution model could disrupt operations for a limited time.

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

Foreign, federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in the Company’s manufacturing processes or in its finished goods. These environmental regulations have required the Company to expend a portion of its resources and capital on relevant compliance programs. Under these laws and regulations, the Company could be held financially responsible for remedial measures if its current or former properties are contaminated or if it sends waste to a landfill or recycling facility that becomes contaminated, even if the Company did not cause the contamination. The Company may be subject to additional common law claims if it releases substances that damage or harm third parties. In addition, future changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs. Any failure to comply with new or existing environmental laws or regulations could subject the Company to significant liabilities and could have a material adverse effect on its business, financial condition and results of operations.

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

Customer demands and regulations related to conflict-free minerals may force the Company to incur additional expenses.

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

The Company considers its intellectual property, including patents, trade names, and trademarks, to be of significant value to its business as a whole. The Company’s products are manufactured, marketed, and sold under a portfolio of patents, trademarks, licenses, and other forms of intellectual property, some of which expire or are allowed to lapse at various dates in the future. The Company develops and acquires new intellectual property on an ongoing basis and considers all of its intellectual property to be valuable. The Company's policy is to file applications and obtain patents for the great majority of its novel and innovative new products including product modifications and improvements. Based on the broad scope of its product lines, the Company believes that the loss or expiration of any single intellectual property right would not have a material adverse effect upon its business, financial condition or results of operations; however, multiple losses or expirations could have a material adverse effect upon the Company’s business, financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.

The Company’s engineering and research and development, manufacturing, sales, and distribution centers are located in approximately 65 owned or leased facilities worldwide with primary operations in China, Germany, Italy, Japan, Lithuania, Mexico, Netherlands, Philippines, South Korea, Taiwan, United Kingdom, and the United States totaling approximately 3.2 million square feet. The Company’s owned facilities include approximately 2.0 million square feet and the Company’s leased facilities include approximately 1.2 million square feet. The Company’s corporate headquarters is located in the U.S. in Chicago, Illinois.

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

Number of Holders

As of February 18, 2019, there were 75 holders of record of the Company’s common stock.

Dividend Policy

The future dividend policy will be determined by the Board of Directors based upon its evaluation of earnings, cash availability, and general business prospects. Currently, there are restrictions on the payment of dividends contained in the Company’s credit agreements that relate to the maintenance of certain financial ratios. However, the Company expects to continue paying cash dividends on a quarterly basis for the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us or affiliates during the fiscal year ended December 29, 2018.

Purchases of Equity Securities

The Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a program for the period May 1, 2018 to April 30, 2019. The Company repurchased 391,972 shares of its common stock during fiscal 2018 and 608,028 shares may yet be purchased under the program as of December 29, 2018. As of February 18, 2019, the Company has repurchased 79,916 shares of its common stock since the fiscal year ended December 29, 2018.

The table below presents shares of the Company’s common stock which were acquired by the Company during fiscal year ended December 29, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 through October 31	200,000	179.55	200,000	800,000
November 1 through November 30	100	175.00	100	799,900
December 1 through December 29	191,872	166.64	191,872	608,028
Total	391,972	—	—	608,028

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

During June, 2018 Littelfuse common stock was moved from the Russell 2000 Index to Russell 1000 Index. The Company has included the Russell 1000 Index and Russell 2000 Index for the fiscal year ended December 29, 2018. The following stock performance graph compares the five-year cumulative total return on Littelfuse common stock to the five-year cumulative total returns on the Russell 1000 Index and the Dow Jones Electrical Components and Equipment Industry Group Index. The Company believes that the Russell 1000 Index and the Dow Jones Electrical Components and Equipment Industry Group Index represent a broad market index and peer industry group for total return performance comparison. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/13	12/14	12/15	12/16	12/17	12/18
Littelfuse, Inc.	$100	$105	$118	$169	$221	$193
Russell 1000	100	113	114	128	156	148
Russell 2000	100	105	100	122	139	124
Dow Jones US Electrical Components & Equipment	100	108	102	123	157	138

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

For Littelfuse, Inc. and all indexes noted above, a $100 investment made on December 28, 2013 and reinvestment of all dividends is assumed. Returns for the Company’s fiscal years presented above are as of the last day of the respective fiscal year which was December 27, 2014, January 2, 2016, December 31, 2016, December 30, 2017, and December 29, 2018 for the fiscal years 2014, 2015, 2016, 2017, and 2018, respectively.

ITEM 6. SELECTED FINANCIAL DATA.

The information presented below provides selected financial data of the Company during the past five fiscal years and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, for the respective years presented:

(in thousands, except per share data)	2018	2017	2016	2015	2014
Net sales	$1,718,468	$1,221,534	$1,056,159	$867,864	$851,995
Gross profit	652,541	506,533	413,117	330,499	324,428
Operating income	225,049	218,511	130,644	104,157	133,830
Net income	164,565	119,519	104,488	80,866	98,100
Per share of common stock:
Income from continuing operations
- Basic	6.62	5.27	4.63	3.58	4.35
- Diluted	6.52	5.21	4.60	3.56	4.32
Cash dividends paid	1.60	1.40	1.24	1.08	0.94
Cash and cash equivalents	489,733	429,676	275,124	328,786	297,571
Total assets	2,614,306	1,740,102	1,491,194	1,065,475	1,069,859
Short-term debt	10,000	6,250	6,250	87,000	88,500
Long-term debt, less current portion	684,730	489,361	447,892	83,753	105,691

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

2018 EXECUTIVE OVERVIEW

Net sales increased by $496.9 million, or 40.7%, in 2018 compared to 2017. The increase was primarily driven by the acquisition of IXYS, which added $378.2 million in net sales and higher volume in Electronics segment due to strong demand across various end markets and geographies within the segment. Additionally, net sales increased by $16.7 million due to favorable changes in foreign exchange rates. The Company recognized net income of $164.6 million, or $6.52 per diluted share for the year ended December 29, 2018 compared to net income of $119.5 million, or $5.21 per diluted share, for the year ended December 30, 2017. The increase in net income reflects operating income increases in both the Electronics and Automotive segments and lower income tax expense driven by a one-time tax charge (the "Toll Charge") of $49.0 million in 2017 due to the enactment of the Tax Cuts and Jobs Act, partially offset by $36.9 million of purchase accounting inventory step-up charges, higher amortization expense and acquisition-related and integration charges related to the IXYS acquisition. Additionally, the per share results reflect an increase of 2.1 million shares in the weighted average diluted shares outstanding resulting from the shares issued in conjunction with the acquisition of IXYS.

Net cash provided by operating activities was $331.8 million for the year ended December 29, 2018 as compared to $269.2 million for the year ended December 30, 2017. The increase in net cash provided by operating activities reflected higher earnings and favorable working capital management, which more than offset higher payments related to cash taxes and acquisition and integration costs.

On January 17, 2018, the Company acquired IXYS, a global pioneer in the power semiconductor and integrated circuit markets with a focus on medium to high voltage power semiconductors across the industrial, communications, consumer and medical markets. IXYS has a broad customer base, serving more than 3,500 customers through its direct sales force and global distribution partners. The purchase price for IXYS was $856.5 million, which included consideration of cash, Littelfuse common stock, and the value of converted or cash settled IXYS equity awards. IXYS’ operations are included in the Electronics segment.

On July 6, 2018, the Trump administration imposed Section 301 tariffs on certain products (known as List 1) that are imported into the United States where the country of origin is China. Additionally, on August 23, 2018, List 2 was put into effect which imposed an additional 25% tariff to products on the list items. These tariffs primarily impact the Electronics segment and, to a lesser extent, our Automotive segment. The Company continues to evaluate the impact on our future results of operations.

OUTLOOK

Vision and Strategy

The Company works with its customers to design and develop technologies that help them build safer, more reliable and more efficient products for a safer, greener and increasingly connected world in virtually every market that uses electrical energy, including automotive and commercial vehicles, industrial applications, data and telecommunications, medical devices, consumer electronics and appliances. Built upon that framework, the Company’s strategy is centered on growing its core circuit protection business, accelerating its growth in power control, and doubling its sensor platform.

The Company’s strategic plan is focused on maximizing shareholder value by driving profitable sales growth, earnings per share growth, strong cash flow generation, and maintaining a balanced approach to capital allocation. The Company pursues the following major strategic initiatives, which are summarized below, along with more specific areas of focus.

Strategic Objective	2019 and Future Priorities
Double digit sales growth	●	Grow through increased product content with existing customers and increased market share
	●	Expand portfolio into new and underpenetrated geographies and end markets
	●	Increase innovation capabilities and investments
	●	Expand presence in products and applications that are converging across business segments
	●	Targeted mergers and acquisitions

EPS growth	●	Focus on higher profitability growth opportunities
	●	Grow operating margins through operational excellence
	●	Disciplined approach to managing costs

Cash flow and liquidity	●	Disciplined management of working capital
	●	Prudent deployment of capital
	●	Disciplined approach to mergers and acquisitions
	●	Grow dividend in line with earnings
	●	Periodic share repurchases

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

The Company uses several key indicators to gauge progress toward achieving these objectives. These indicators include organic sales growth, operating margins, cash flow from operations and capital expenditures. Through cycles, the Company targets double-

digit long-term (2017-2021) sales growth, split between 5-7% accelerated organic sales growth and 5-7% growth from strategic acquisitions, while targeting operating margins between 17% and 19% and double-digit earnings per share growth. Cash flow from operations less capital expenditures is targeted to approximate or exceed net income but in any given year can be significantly impacted by the timing of non-recurring or infrequent expenditures.

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

Revenue Recognition

 On December 31, 2017, the Company adopted new guidance on revenue from contracts with customers using the modified retrospective method. The adoption did not have a significant impact on the Company’s consolidated financial statements.

Revenue Disaggregation

The following table disaggregates the Company’s revenue by primary business units for the fiscal year ended December 29, 2018:

	Fiscal Year Ended December 29, 2018
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Semiconductor	$648,967	$—	$—	$648,967
Electronics – Passive Products and Sensors	475,329	—	—	475,329
Passenger Car Products	—	240,501	—	240,501
Commercial Vehicle Products	—	121,562	—	121,562
Automotive Sensors	—	117,728	—	117,728
Industrial Products	—	—	114,381	114,381
Total	$1,124,296	$479,791	$114,381	$1,718,468

See Note 16, Segment Information, for net sales by segment and countries.

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

Goodwill

The Company’s methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of a number of factors, including valuations performed by third-party appraisers when appropriate. Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. Based on its current organization structure, the Company has seven reporting units for which cash flows are determinable and to which goodwill has been allocated. Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative excess fair value of each reporting unit.

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

Quantitative Assessment for Impairment

For the seven reporting units with goodwill, the Company compared the estimated fair value of each reporting unit to its carrying value. If the carrying value of a reporting unit exceeded the estimated fair value, the difference between the estimated fair value and carrying value is recorded as the amount of the goodwill impairment charge. The results of the goodwill impairment test as of October 1, 2018 indicated that the estimated fair values for each of the seven reporting units exceeded their respective carrying values. Accordingly, there were no goodwill impairment charges recorded as part of the Company’s 2018 annual goodwill impairment test.

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

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying value) the goodwill impairment test. All seven of the reporting units passed the goodwill impairment test, with fair values that exceeded the carrying values by between 63% and 370% of their respective estimated fair values. As of the most recent annual test conducted on October 1, 2018, the Company noted that the excess of fair value over the carrying value, was 176%, 80%, 233%, 202%, 63%, 114%, and 370% for its reporting units: Electronics-Passive Products and Sensors, Electronics-Semiconductor, Passenger Car Products, Commercial Vehicle Products, Automotive Sensors, Relays, and Power Fuse, respectively. Relatively small changes in the Company’s key assumptions would not have resulted in any reporting units failing the goodwill impairment test.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term net sales growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. A 1.0% decrease in the long-term net sales growth rate would have resulted in no reporting units failing the goodwill impairment test. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. The estimated discount rate was 11.7% for the Electronics-Passive Products and Sensors, Commercial Vehicle Products, Automotive Sensors and Power Fuse reporting units, 9.7% for the Electronics-Semiconductor and Passenger Car Products reporting units, and 12.7% for Relays. A 1.0% increase in the estimated discount rates would have resulted in no reporting units failing the annual goodwill impairment test. The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates. Additionally, price deterioration or lower volume could have a significant impact on the fair values of the reporting units.

Long-Lived Assets

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Factors which could trigger an impairment review include significant underperformance relative to historical or projected operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. During the year ended December 29, 2018, the Company recognized non-cash impairment charges of $1.6 million and $0.5 million related to a building for sale and the Custom Products reporting unit trade name, respectively, associated with the exit of the Custom business within the Industrial Segment. During the year ended December 30, 2017, the Company recognized a loss of $2.9 million related to certain machinery and equipment in the Electronics and Automotive segments due to changes in the expected use of these certain assets.

Environmental Liabilities

Environmental liabilities are accrued based on estimates of the probability of potential future environmental exposure. Costs related to on-going maintenance of environmental sites are expensed as incurred. If actual or estimated probable future losses exceed the Company’s recorded liability for such claims, it would record additional charges as other expense during the period in which the actual loss or change in estimate occurred. The Company evaluates its reserve for coal mine remediation annually utilizing a third-party expert.

Pension and Supplemental Executive Retirement Plan

The Company records annual income and expense amounts relating to its pension and postretirement benefits plans based on calculations which include various actuarial assumptions including discount rates, expected long-term rates of return and compensation increases. The Company reviews its actuarial assumptions on an annual basis as of the fiscal year-end balance sheet date (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumption based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the Consolidated Balance Sheets but are generally amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive income (loss). The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The Company maintains several pension plans in international locations. The expected returns on plan assets and discount rates are determined based on each plan’s investment approach, local interest rates and plan participant profiles. The discount rates for the Company’s defined benefit plans primarily in Europe and the Asia-Pacific regions at December 29, 2018 and December 30, 2017 were 3.1% and 3.1%, respectively.

A 50 basis point change in the discount rates at December 29, 2018 would have the following effect on the projected benefit obligation:

(in millions)	0.5% Increase	0.5% Decrease
Projected benefit obligation	$(7.4)	$8.1

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

Total equity-based compensation expense for all equity compensation plans was $28.2 million, $17.3 million, and $12.8 million in 2018, 2017, and 2016, respectively. Further information regarding this expense is provided in Note 12, Stock-Based Compensation, of the Notes to Consolidated Financial Statements included in this Annual Report.

Income Taxes

The Company accounts for income taxes using the liability method. Deferred taxes are recognized for the future effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. The Company recognizes deferred taxes for temporary differences, operating loss carryforwards and tax credit and other tax attribute carryforwards (excluding carryforwards where usage has been determined to be remote). Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. U.S. state and non-U.S. income taxes are provided on the portion of non-U.S. income that is expected to be remitted to the U.S. and be taxable (and non-U.S. income taxes are provided on the portion of non-U.S. income that is expected to be remitted to an upper-tier non-U.S. entity). Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Deferred income taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those non-U.S. subsidiaries for which such excess is considered to be permanently reinvested in those operations. Management regularly evaluates whether non-U.S. earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its non-U.S. subsidiaries. Changes in economic and business conditions, non-U.S. or U.S. tax laws (such as the Tax Act), or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.
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
On December 22, 2017, the U.S. enacted legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Among other things, the Tax Act reduces the U.S. corporate federal income tax rate from 35% to 21%, adds base broadening provisions which limit deductions and address excessive international tax planning, imposes a one-time tax (the “Toll Charge”) on accumulated earnings of certain non-U.S. subsidiaries and enables repatriation of earnings of non-U.S. subsidiaries free of U.S. federal income tax. Other than the Toll Charge (which, except for the IXYS impact, was applicable to the Company for 2017), the provisions are generally applicable to the Company in 2018 and beyond.

In accordance with the guidance provided in SEC Staff Accounting Bulletin (“SAB”) No. 118, in the fourth quarter of 2017 the Company recorded a charge of $47.0 million as a provisional reasonable estimate of the impact of the Tax Act, including $49.0 million for the Toll Charge net of $2.0 million for other net tax benefits. In the fourth quarter of 2018, within the measurement period outlined in SAB No. 118, the Company finalized its estimates of the impact of the Tax Act as of December 30, 2017 and recorded a charge of $3.2 million, including $2.3 million for the Toll Charge and $0.9 million for the net impact of other items. In addition, the Company recorded $7.0 million for the Toll Charge associated with IXYS as part of the IXYS acquisition purchase price allocation. This was reflected in the opening balance sheet as an increase to goodwill and other long-term liabilities.

One of the base broadening provisions of the Tax Act is commonly referred to as the tax on global intangible low-taxed income provisions (the "GILTI"). In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the year ended December 29, 2018, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

Further information regarding income taxes, including a detailed reconciliation of current year activity, is provided in Note 14, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report.

Off-Balance Sheet Arrangements

Other than non-cancellable operating lease commitments, the Company does not have off-balance sheet arrangements, financings or special purpose entities.

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 29, 2018 AS COMPARED TO THE YEAR ENDED DECEMBER 30, 2017

The following table summarizes the Company’s consolidated results of operations for periods presented. The fiscal year 2018 includes approximately $88.7 million of non-segment charges, of which $82.9 million of charges are primarily related to the IXYS acquisition as described in Note 2, Acquisitions and Dispositions, of the Notes to Consolidated Financial Statements included in this Annual Report. These charges include $36.9 million of purchase accounting inventory step-up charges, $18.7 million in acquisition-related and integration costs primarily related to legal, accounting and other expenses, $12.4 million in backlog amortization costs, $8.3 million of employee termination costs and other restructuring charges, $4.5 million of stock compensation expense recognized immediately upon close for converted IXYS options related to prior service periods, and $2.1 million change in control expense related to IXYS. In addition, there were $5.8 million of employee termination costs, impairment and other restructuring charges and acquisition-related expenses for other contemplated acquisitions and included charges associated with the exit of the Custom business in the second quarter within the Industrial segment.

The fiscal year 2017 includes approximately $10.3 million of non-segment charges. These included acquisition-related and integration costs related to legal, accounting and other expenses associated with completed or pending acquisitions of approximately $8.0 million, including $1.6 million of purchase accounting inventory charges related to the Company’s 2017 acquisition of U.S. Sensor as described in Note 2, Acquisitions and Dispositions, of the Notes to Consolidated Financial Statements included in this Annual Report, and $2.2 million of charges related to restructuring and production transfers in the Company’s Asia operations.

Fiscal year 2018 also included approximately $0.9 million in foreign currency exchange gains primarily attributable to changes in the value of the euro, Mexico peso, Philippine peso and Chinese renminbi against the U.S. dollar, while fiscal year 2017 also included approximately $2.4 million in foreign currency exchange losses primarily attributable to changes in the value of the euro, Philippine peso and Chinese renminbi against the U.S. dollar.

	Fiscal Year
(in thousands, except % change)	2018	2017	Change	% Change
Net sales	$1,718,468	$1,221,534	$496,934	40.7%
Gross profit	652,541	506,533	146,008	28.8%
Operating expenses	427,492	288,022	139,470	48.4%
Operating income	225,049	218,511	6,538	3.0%
Other income, net	(1,599)	(1,282)	(317)	24.7%
Income before income taxes	204,942	204,037	905	0.4%
Income taxes	40,377	84,518	(44,141)	(52.2)%
Net income	164,565	119,519	45,046	37.7%

Net Sales

Net sales for 2018 of $1,718.5 million increased $496.9 million, or 40.7%, compared to the prior year with increases of $378.2 million and $6.5 million resulting from incremental net sales related to the IXYS and U.S. Sensor acquisitions, respectively, $16.7 million of favorable changes in foreign exchange rates, and volume growth across all three segments.

Gross Profit

Gross profit was $652.5 million, or 38.0% of net sales, in 2018, compared to $506.5 million, or 41.5% of net sales, in 2017. The increase in gross profit reflects the IXYS acquisition and volume growth and expense leverage across all segments. The decrease in gross margin is primarily due to the purchase accounting inventory charges of $36.9 million, which negatively impacted gross margin by 2.1 percentage points, and an unfavorable mix of products from the IXYS acquisition, which historically had lower gross margins.

Operating Expenses

Total operating expenses were $427.5 million, or 24.9% of net sales, for 2018 compared to $288.0 million, or 23.6% of net sales, for 2017. The increase in operating expenses of $139.5 million was primarily due to the incremental operating expenses related to the IXYS and U.S. Sensor acquisitions, an increase in amortization expense of $27.5 million resulting from the acquisition of IXYS as well as higher acquisition-related and integration costs of $12.1 million. Total operating expenses as a percent of net sales increased from 23.6% in 2017 to 24.9% in 2018 primarily due to the higher amortization expense and acquisition-related and integration charges noted above.

Operating Income

Operating income for 2018 was $225.0 million, an increase of $6.5 million or 3.0% compared to $218.5 million for 2017. The increase in operating income is primarily due to the acquisition of IXYS and volume growth in the Electronics and Industrial segments, partially offset by $36.9 million of purchase accounting inventory charges, higher acquisition-related and integration charges and amortization expense. Operating margins decreased from 17.9% in 2017 to 13.1% in 2018 driven by the purchase accounting inventory charges, higher amortization expense and acquisition-related and integration charges that negatively impacted margins by 2.1%, 1.6% and 0.7%, respectively.

Income Before Income Taxes

Income before income taxes for 2018 was $204.9 million, or 11.9% of net sales compared to $204.0 million, or 16.7% of net sales, for 2017. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was unfavorably impacted by higher interest expense of $9.2 million mainly resulting from increased borrowings, partially offset by increases in foreign exchange gains of $3.2 million.

Income Taxes

Income tax expense for 2018 was $40.4 million, or an effective tax rate of 19.7% compared to income tax expense of $84.5 million, or an effective tax rate of 41.4%, for 2017. The 2018 income tax expense includes a charge of $3.2 million associated with finalizing the 2017 provisional reasonable estimate, including $2.3 million for the Toll Charge and $0.9 million for the net impact of other items. The 2017 income tax expense includes a charge of $47 million as a provisional reasonable estimate of the impact of the Tax Act, including $49 million for the Toll Charge net of $2 million for other net tax benefits. Additionally, our tax rates are lower than the applicable U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions, partially offset by the impact of taxes on unremitted earnings, and, with respect to 2018, the impact of the GILTI provisions of the Tax Act and non-U.S. losses and expenses with no tax benefit.

Segment Information

The Company reports its operations by the following segments: Electronics, Automotive and Industrial. Segment information is described more fully in Note 16, Segment Information, of the Notes to Consolidated Financial Statements included in this Annual Report.

The following table is a summary of the Company’s net sales by segment:

	Fiscal Year
(in millions)	2018	2017	Change	% Change
Electronics	$1,124.3	$661.9	$462.4	69.9%
Automotive	479.8	453.2	26.6	5.9%
Industrial	114.4	106.4	8.0	7.5%
Total	$1,718.5	$1,221.5	$497.0	40.7%

Electronics Segment

The Electronics segment net sales increased $462.4 million, or 69.9%, in 2018 compared to 2017 due to incremental net sales related to the IXYS and U.S. Sensor acquisitions of $378.2 million and $6.5 million, respectively, volume growth driven by the continued strong demand across various end markets and geographies, and favorable foreign exchange impacts of $6.5 million.

Automotive Segment

Net sales in the Automotive segment increased $26.6 million, or 5.9%, in 2018 compared to 2017 due to volume growth across all businesses primarily led by the commercial vehicle and sensor businesses, and favorable foreign exchange impacts of $9.8 million.

Industrial Segment

The Industrial segment net sales increased $8.0 million, or 7.5%, in 2018 compared to 2017 primarily due to volume growth in the power fuse and relay businesses and favorable foreign exchange impacts of $0.4 million, partially offset by a decline in sales from the exit of the Custom business during 2018.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Fiscal Year
(in millions)	2018	2017	Change	% Change
Asia-Pacific	$753.3	$541.1	$212.2	39.2%
Americas	578.6	436.5	142.1	32.6%
Europe	386.6	243.9	142.7	58.5%
Total	$1,718.5	$1,221.5	$497.0	40.7%

Asia-Pacific

Asia-Pacific net sales increased $212.2 million, or 39.2%, in 2018 compared to 2017. The increase in net sales was primarily due to incremental net sales related to the IXYS acquisition of $173.9 million and volume growth across all segments as well as favorable foreign exchange impacts of $3.7 million.

Americas

Net sales in the Americas increased $142.1 million, or 32.6%, in 2018 compared to 2017 driven by incremental net sales related to the IXYS and U.S. Sensor acquisitions of $90.7 million and $5.5 million, respectively, volume growth across all segments and favorable foreign exchange impacts of $0.4 million.

Europe

European net sales increased $142.7 million, or 58.5%, in 2018 compared to 2017. The increase in net sales was primarily due to incremental net sales related to the IXYS acquisition of $113.6 million with volume growth across the Electronics and Automotive segments as well as favorable foreign exchange impacts of $12.6 million.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 30, 2017 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2016

The following table summarizes the Company’s consolidated results of operations for periods presented. The fiscal year 2017 includes approximately $10.3 million of non-segment charges. These included acquisition-related and integration costs related to legal, accounting and other expenses associated with completed or pending acquisitions of approximately $8.0 million, including $1.6 million of purchase accounting inventory charges related to the Company’s 2017 acquisition of U.S. Sensor as described in Note 2, Acquisitions and Dispositions, of the Notes to Consolidated Financial Statements included in this Annual Report, and $2.2 million of charges related to restructuring and production transfers in the Company’s Asia operations.

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

Fiscal year 2017 also included approximately $2.4 million in foreign currency exchange losses primarily attributable to changes in the value of the euro, Philippine peso and Chinese renminbi against the U.S. dollar, while fiscal year 2016 also included approximately $0.5 million in foreign currency exchange losses primarily attributable to changes in the value of the euro, Philippine peso and Chinese renminbi against the U.S. dollar.

	Fiscal Year
(in thousands, except % change)	2017	2016	Change	% Change
Net sales	$1,221,534	$1,056,159	$165,375	15.7%
Gross profit	506,533	413,117	93,416	22.6%
Operating expenses	288,022	282,473	5,549	2.0%
Operating income	218,511	130,644	87,867	67.3%
Other income, net	(1,282)	(1,730)	(448)	(25.9)%
Income before income taxes	204,037	123,274	80,763	65.5%
Income taxes	84,518	18,786	65,732	349.9%
Net income	119,519	104,488	15,031	14.4%

Net Sales

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

Gross Profit

Gross profit was $506.5 million, or 41.5% of net sales, in 2017, compared to $413.1 million, or 39.1% of net sales, in 2016. The increase in gross profit and gross margin reflects the incremental net sales and improved leverage in expenses and profits related to the prior year acquisitions, primarily in the Electronics segment.

Operating Expenses

Total operating expenses were $288.0 million, or 23.6% of net sales, for 2017 compared to $282.5 million, or 26.7% of net sales, for 2016. The increase in operating expenses of $5.5 million was primarily due to acquisitions, higher selling costs, higher research and development costs of $8.3 million and an increase of $5.4 million in amortization expense of intangible assets due to the acquisitions, partially offset by the $14.8 million of goodwill and other intangible asset impairment charges recognized in 2016 and lower acquisition-related expenses and integration costs of $13.4 million. Selling, general, and administrative expenses increased by $6.7 million to $212.8 million, but decreased from 19.5% to 17.4% as a percentage of net sales for 2017 compared to 2016 primarily as a result of lower acquisition-related expenses and integration costs of $13.4 million and cost control initiatives partially offset by the acquisitions.

Operating Income

Operating income for 2017 was $218.5 million, an increase of $87.9 million or 67.3% compared to $130.6 million for 2016. The increase in operating income was the result of acquisitions and higher volume in the Electronics segment. Operating margins increased from 12.4% in 2016 to 17.9% in 2017 due to the acquisitions, improvement in gross margins primarily driven by the Electronics segment, lower acquisition and integration related costs, the prior year goodwill and other intangible asset impairment charge and operational efficiencies. Also, the prior year goodwill and other intangible asset impairment charge reduced the operating margin by 1.4% in 2016.

Income Before Income Taxes

Income before income taxes for 2017 was $204.0 million, or 16.7% of net sales compared to $123.3 million, or 11.7% of net sales, for 2016. Income before income taxes was impacted by an increase in operating income described above, partially offset by higher interest expense of $4.8 million reflecting increased borrowings and unfavorable changes in foreign exchange rates of $1.9 million primarily as a result of fluctuations in the Chinese renminbi and Philippine peso against the U.S. dollar partially offset by fluctuations in the Euro against the U.S. dollar.

Income Taxes

Income tax expense for 2017 was $84.5 million, or an effective tax rate of 41.4% compared to income tax expense of $18.8 million, or an effective tax rate of 15.2%, for 2016. The increase in 2017 reflects a fourth quarter charge of $47 million as a provisional reasonable estimate of the impact of the Tax Act, including $49 million for the Toll Charge net of $2 million for other net tax benefits. Additionally, the effective tax rates for 2017 and 2016 are lower than the U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions partially offset by the impact of taxes on unremitted earnings, and, with respect to 2016, a one-time deduction with respect to the stock of one of the Company’s affiliates, partially offset by the impact of the impairment of goodwill for which no tax benefit was recorded.

Segment Information

The Company reports its operations by the following segments: Electronics, Automotive and Industrial. Segment information is described more fully in Note 16, Segment Information, of the Notes to Consolidated Financial Statements included in this Annual Report.

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

Industrial Segment

The Industrial segment net sales increased $0.6 million, or 0.6%, in 2017 compared to 2016 primarily due to higher volume across all product lines, partially offset by the divestiture of two non-core product lines, one in the fourth quarter of 2016 and the other in the first quarter of 2016.

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

Liquidity and Capital Resources

Cash and cash equivalents were $489.7 million as of December 29, 2018, an increase of $60.0 million as compared to December 30, 2017.

As of December 29, 2018, $400 million of the Company's $489.7 million cash and cash equivalents was held by non-U.S. subsidiaries. Of the $400 million, at least $200 million can be repatriated with minimal tax consequences, although in certain cases a non-U.S. withholding tax would be payable but subsequently refunded. With respect to the remaining $200 million, the Company has recognized deferred tax liabilities on approximately $91.0 million as of December 29, 2018 because the amounts are not considered to be permanently reinvested, and the Company may access additional amounts through loans and other means. Repatriation of some non-U.S. cash balances is restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, non-U.S. or U.S. tax laws could result in changes to these judgments and the need to record additional tax liabilities.

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

On October 13, 2017, the Company amended the Credit Agreement to increase the Revolving Credit Facility from $575.0 million to $700.0 million and increase the Term Loan from $125.0 million to $200.0 million and to extend the expiration date from March 4, 2021 to October 13, 2022. The Credit Agreement also includes the option for the Company to increase the size of the Revolving Credit Facility and the Term Loan by up to an additional $300.0 million, in the aggregate, subject to the satisfaction of certain conditions set forth in the Credit Agreement. Term Loans may be made in up to two advances. The first advance of $125.0 million occurred on October 13, 2017 and the second advance of $75.0 million occurred on January 16, 2018. For the Term Loan, the Company is required to make quarterly principal payments of 1.25% of the original term loan ($2.5 million with the second advance on January 16, 2018) through maturity, with the remaining balance due on October 13, 2022. In addition to the quarterly principal payments, the Company paid $35.0 million of additional principal on the Term Loan during the fiscal year ended December 29, 2018.

Outstanding borrowings under the Credit Agreement bear interest, at the Company’s option, at either LIBOR (fixed for interest periods of one, two, three or six-month periods) plus 1.00% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.00% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the credit agreement ranging from 0.15% to 0.25%, based on the Consolidated Leverage Ratio, as defined in the agreement. The credit agreement includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 3.59% at December 29, 2018.

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

On November 15, 2017, the Company entered into a Note Purchase Agreement pursuant to which the Company issued and sold $175 million in aggregate principal amount of senior notes in two series. On January 16, 2018, $50 million aggregate principal amount of 3.48% Senior Notes, Series A, due February 15, 2025 (“U.S. Senior Notes, Series A due 2025”) and $125 million in aggregate principal amount of 3.78% Senior Notes, Series B, due February 15, 2030 (“U.S. Senior Notes, Series B due 2030”) (together, the “U.S. Senior Notes due 2025 and 2030” and with the Euro Senior Notes and the U.S. Senior Notes due 2022 and 2027, the “Senior Notes”) were funded. Interest on the U.S. Senior Notes due 2025 and 2030 is payable semiannually on February 15 and August 15, commencing August 15, 2018.

The Company was in compliance with its debt covenants as of December 29, 2018 and expects to remain in compliance based on management’s estimates of operating and financial results for 2019 and the foreseeable future. As of December 29, 2018, the

Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions

During the year ended December 29, 2018, the Company paid $306.5 million, net of cash acquired, for the acquisition of IXYS. Pursuant to the Securities Purchase Agreement, the Company paid $9.0 million for the acquisition of the remaining 38% outstanding common stock of Monolith during the year ended December 29, 2018. The Company financed the cash portion of the acquisition with a combination of cash on hand and borrowings under the credit facility.

During the year ended December 30, 2017, the Company paid $38.5 million, net of cash acquired, for the acquisitions of U.S Sensor and Monolith. The Company financed the cash portion of the acquisition with a combination of cash on hand and borrowings under the credit facility.

During the year ended December 31, 2016, the Company paid $471.1 million of total purchase prices, net of cash acquired, for the acquisitions of the ON Portfolio, Menber’s and PolySwitch. The Company financed the cash portion of these acquisitions with a combination of cash on hand and borrowings under the credit facility.

Cash Flow Overview

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

The following describes the Company’s cash flows for the twelve months ended December 29, 2018 and December 30, 2017:

	Fiscal Year
(in millions)	2018	2017
Net cash provided by operating activities	$331.8	$269.2
Net cash used in investing activities	(382.3)	(96.1)
Net cash provided by (used in) financing activities	121.9	(24.7)
Effect of exchange rate changes on cash and cash equivalents	(11.4)	6.2
Increase in cash and cash equivalents	60.0	154.6
Cash and cash equivalents at beginning of year	429.7	275.1
Cash and cash equivalents at end of year	$489.7	$429.7

Cash Flow from Operating Activities

Net cash provided by operating activities was $331.8 million for 2018, compared to $269.2 million during 2017. The increase in net cash provided by operating activities was primarily driven by higher earnings and favorable working capital management that more than offset higher payments related to cash taxes and acquisition and integration costs.

Cash Flow from Investing Activities

Net cash used in investing activities was $382.3 million for 2018, compared to $96.1 million during 2017. Net cash used for the acquisition of IXYS was $306.5 million in 2018 compared to acquisitions of $38.5 million in 2017 related to the acquisition of a majority stake in Monolith for $14.2 million and the acquisition of U.S. Sensor for $24.3 million. Capital expenditures were $74.8 million, representing an increase of $8.8 million compared to 2017. The Company also received proceeds of $9.6 million in 2018 primarily as a result of the sale of a building.

Cash Flow from Financing Activities

Net cash provided by financing activities was $121.9 million for 2018 compared to net cash used in financing activities of $24.7 million for 2017. The Company had $310.0 million of proceeds from the credit facility, term loan and senior notes payable partially offset by payments of $102.5 million on the credit facility and term loan in 2018 as compared to $149.4 million of proceeds from the credit facility, term loan and senior notes payable and $134.7 million of payments on the credit facility and term loan during 2017. The Company repurchased 391,972 shares of its common stock during fiscal 2018 totaling $63.6 million.

The following describes the Company’s cash flows for the twelve months ended December 30, 2017 and December 31, 2016:

	Fiscal Year
(in millions)	2017	2016
Net cash provided by operating activities	$269.2	$180.1
Net cash used in investing activities	(96.1)	(511.2)
Net cash (used in) provided by financing activities	(24.7)	284.2
Effect of exchange rate changes on cash and cash equivalents	6.2	(6.8)
Increase (decrease) in cash and cash equivalents	154.6	(53.7)
Cash and cash equivalents at beginning of year	275.1	328.8
Cash and cash equivalents at end of year	$429.7	$275.1

Cash Flow from Operating Activities

Net cash provided by operating activities was $269.2 million for 2017, compared to $180.1 million during 2016. The increase in net cash provided by operating activities was primarily driven by higher earnings, lower cash taxes, reduced acquisition and integration payments and the timing of supplier and customer payments.

Cash Flow from Investing Activities

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

Cash Flow from Financing Activities

Net cash used in financing activities was $24.7 million for 2017 compared to net cash provided by financing activities of $284.2 million for 2016. The Company had $149.4 million of proceeds from the credit facility, term loan and senior notes payable and $134.7 million of payments on the term loan and credit facility in 2017 as compared to $718.4 million of proceeds from the credit facility, term loan and senior notes payable and $421.2 million of payments on the term loan and credit facility during 2016.

Dividends

Cash dividends paid totaled $40.0 million, $31.8 million and $27.9 million for 2018, 2017 and 2016, respectively. On January 24, 2019, the Board of Directors of the Company declared a quarterly cash dividend of $0.43 per share, payable on March 7, 2019 to stockholders of record as of February 21, 2019.

Capital Resources

The Company expends capital to support its operating and strategic plans. Such expenditures include strategic acquisitions, investments to maintain capital assets, develop new products or improve existing products, and to enhance capacity or productivity. Many of the associated projects have long lead-times and require commitments in advance of actual spending.

Share Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a program for the period May 1, 2018 to April 30, 2019 (“Share Repurchase Program”). During the fiscal year 2018, the Company repurchased 391,972 shares of its common stock. The Company did not repurchase any shares of its common stock during fiscal 2017.

As of February 18, 2019, the Company has repurchased 79,916 shares of its common stock since the fiscal year ended December 29, 2018.

Contractual Obligations and Commitments

The following table summarizes outstanding contractual obligations and commitments as of December 29, 2018:

(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	Greater than 5 Years
Long-term debt(a)	$699,366	$10,000	$20,000	$286,036	$383,330
Interest payments(b)	135,902	19,124	37,156	29,440	50,182
Operating lease payments(c)	32,607	9,133	13,164	7,536	2,774
Income Tax Obligation(d)	32,364	3,571	5,738	8,045	15,010
Purchase obligations(e)	30,886	27,814	711	700	1,661
Total	$931,125	$69,642	$76,769	$331,757	$452,957

(a)Excludes offsetting issuance costs of $4.6 million. Euro denominated debt amounts are converted based on the Euro to U.S. Dollar spot rate at year end. For more information see Note 9, Debt, of the Notes to Consolidated Financial Statements.

(b)Amounts represent estimated contractual interest payments on outstanding debt. Rates in effect as of December 29, 2018 are used for variable rate debt. For more information see Note 9, Debt, of the Notes to Consolidated Financial Statements.

(c)For more information see Note 7, Lease Commitments, of the Notes to Consolidated Financial Statements.

(d)The Income Tax Obligation represents the remaining amounts payable in regard to the 2017 Littelfuse Toll Charge and the 2018 IXYS Toll Charge. The Company has elected to pay the 2017 Littelfuse Toll Charge and will elect to pay the 2018 IXYS Toll Charge over the eight-year period prescribed by the Tax Act. For more information see Note 14, Income Taxes, of the Notes to Consolidated Financial Statements.

(e)Purchase obligations include purchase commitments and commitments for capital expenditures not recognized in the Company’s Consolidated Balance Sheets.

In addition to the above contractual obligations and commitments, the Company had the following obligations at December 29, 2018:

The Company has Company-sponsored defined benefit pension plans covering employees at various non-U.S. subsidiaries including the U.K., Germany, the Philippines, China, Japan, Mexico, Italy and France. At December 29, 2018, the Company had a net unfunded status of $32.2 million. The Company expects to make approximately $2.3 million of contributions to the plans in 2019. For additional information, see Note 11, Benefit Plans, of the Notes to Consolidated Financial Statements.

The Company has a non-qualified Supplemental Retirement and Savings Plan which provides additional retirement benefits for certain management employees and named executive officers by allowing participants to defer a portion of their annual compensation. As of December 29, 2018, there was $9.1 million of accrued compensation benefits included in Other long-term liabilities. For additional information, see Note 11, Benefit Plans, of the Notes to Consolidated Financial Statements.

As of December 29, 2018, the Company recognized various accruals related to employee compensation including its annual incentive program that are expected to be paid in 2019.

Due to the uncertainty with respect to the cash outflows, the preceding table excludes unrecognized tax benefits of $18.3 million. The Company does not expect to make significant payments of these liabilities within the next year. For additional information, see Note 14, Income Taxes, of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of December 29, 2018, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Recent Accounting Pronouncements

Recently issued accounting standards and their estimated effect on the Company’s Consolidated Financial Statements are described in Note 1, Summary of Significant Accounting Policies and Other Information, of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in interest rates, foreign exchange rates and commodity prices.

Interest Rates

The Company had $155.0 million in debt outstanding at December 29, 2018 related to the unsecured revolving credit facility and term loan. Because 100% of this debt has variable interest rates, the Company is subject to future interest rate fluctuations in relation to these borrowings which could potentially have a negative impact on cash flows of the Company. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its credit facility would result in an increase of approximately $1.6 million in annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of December 29, 2018.

Foreign Exchange Rates

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The Company has operations in China, Germany, Mexico, Philippines, United Kingdom, Japan, Lithuania, Netherlands, Portugal, Singapore, South Korea, Spain, and the United States. During 2018, sales to customers outside the U.S. were approximately 70% of total net sales. During 2017, sales to customers outside the U.S. were approximately 69% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Chinese renminbi, Japanese yen, or Korean won.

The company’s foreign exchange exposures result primarily from inter-company loans, external borrowings, sale of products in foreign currencies, foreign currency denominated purchases, employee-related and other costs of running operations in foreign countries. The company’s most significant foreign currency exposures are to the euro, the Chinese renminbi, Mexican peso, and Philippine peso. Changes in foreign exchange rates could affect the company’s sales, costs, balance sheet values and earnings.

At December 29, 2018, the net value of the Company’s assets with exposure to foreign currency risk was approximately $143 million, with the largest exposure being Japanese yen denominated inter-company loans with a Euro functional currency subsidiary. The reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive asset instruments would be $14 million at December 29, 2018. At December 29, 2018, the net value of the Company’s liabilities with exposure to foreign currency risk was $348 million, with the largest exposure being U.S. Dollar denominated inter-company loans with a Euro functional currency subsidiary. The reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive liability instruments would be $35 million at December 29, 2018. As a result of the mix in currencies impacting the hypothetical 10% changes, the movements in some instruments would offset movements in other instruments reducing the hypothetical exposure to the Company.

Commodity Prices

The Company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold, and silver. Prices of these commodities can rise and result in materially higher costs of producing our products. The Company believes it has adequate primary and secondary sources of supply for each of our key materials and that, in periods of rising prices, the Company expects to recover a majority of the increased cost in the form of higher selling prices. However, recoveries typically lag the effect of cost increases due to the nature of our markets.

The cost of oil has fluctuated dramatically over the past several years. Consequently, there is a risk that a return to high prices for oil and electricity in 2019 could have a significant impact on the Company’s transportation and utility expenses.
 While the Company is exposed to significant changes in certain commodity prices and foreign currency exchange rates, the Company actively monitors these exposures and may take various actions from time to time to mitigate any negative impacts of these exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Littelfuse, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Littelfuse, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 29, 2018 and December 30, 2017, the related consolidated statements of net income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 29, 2018, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2019, expressed an unqualified opinion.

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
February 22, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Littelfuse, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Littelfuse, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 29, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 29, 2018, and our report dated February 22, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Chicago, Illinois
February 22, 2019

LITTELFUSE, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$489,733	$429,676
Short-term investments	34	35
Trade receivables, less allowances of $36,038 and $27,516 at December 29, 2018 and December 30, 2017, respectively	232,892	182,699
Inventories	258,228	140,789
Prepaid income taxes and income taxes receivable	2,339	1,689
Prepaid expenses and other current assets	49,291	37,452
Total current assets	1,032,517	792,340
Net property, plant, and equipment	339,894	250,577
Intangible assets, net of amortization	361,474	203,850
Goodwill	826,715	453,414
Investments	25,405	10,993
Deferred income taxes	7,330	11,858
Other assets	20,971	17,070
Total assets	$2,614,306	$1,740,102
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$126,323	$101,844
Accrued liabilities	138,405	100,415
Accrued income taxes	20,547	16,285
Current portion of long-term debt	10,000	6,250
Total current liabilities	295,275	224,794
Long-term debt, less current portion	684,730	489,361
Deferred income taxes	51,853	17,069
Accrued post-retirement benefits	31,874	18,742
Other long-term liabilities	72,232	62,580
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, 25,641,959 and 23,153,396 in 2018 and 2017, respectively	254	229
Treasury stock, at cost: 868,045 and 439,598 shares, respectively	(116,454)	(41,294)
Additional paid-in capital	835,828	310,012
Accumulated other comprehensive loss	(97,924)	(63,668)
Retained earnings	856,507	722,140
Littelfuse, Inc. shareholders’ equity	1,478,211	927,419
Non-controlling interest	131	137
Total equity	1,478,342	927,556
Total liabilities and equity	$2,614,306	$1,740,102

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF NET INCOME

	Fiscal Year Ended
(in thousands, except per share data)	December 29, 2018	December 30, 2017	December 31, 2016
Net sales	$1,718,468	$1,221,534	$1,056,159
Cost of sales	1,065,927	715,001	643,042
Gross profit	652,541	506,533	413,117

Selling, general, and administrative expenses	288,001	212,833	206,129
Research and development expenses	87,301	50,489	42,198
Amortization of intangibles	52,190	24,700	19,337
Impairment of goodwill and intangible assets	—	—	14,809
Total operating expenses	427,492	288,022	282,473
Operating income	225,049	218,511	130,644

Interest expense	22,569	13,380	8,628
Foreign exchange (gain) loss	(863)	2,376	472
Other income, net	(1,599)	(1,282)	(1,730)
Income before income taxes	204,942	204,037	123,274
Income taxes	40,377	84,518	18,786
Net income	$164,565	$119,519	$104,488

Income per share:
Basic	$6.62	$5.27	$4.63
Diluted	$6.52	$5.21	$4.60

Weighted average shares and equivalent shares outstanding:
Basic	24,870	22,687	22,559
Diluted	25,235	22,931	22,727

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(in thousands)	December 29, 2018	December 30, 2017	December 31, 2016
Net income	$164,565	$119,519	$104,488
Other comprehensive income (loss):
Pension and postemployment adjustments, net of tax	877	1,147	(3,261)
Unrealized loss on investments	—	(974)	(815)
Foreign currency translation adjustments	(25,338)	10,738	(24,832)
Comprehensive income	$140,104	$130,430	$75,580

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in thousands)	December 29, 2018	December 30, 2017	December 31, 2016
OPERATING ACTIVITIES
Net income	$164,565	$119,519	$104,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,003	38,311	33,800
Amortization of intangibles	52,190	24,700	19,337
Impairment charges	2,218	—	14,809
Deferred revenue	3,965	—	—
Non-cash inventory charges	36,927	1,607	7,834
Stock-based compensation	27,431	16,315	11,987
Excess tax benefit on share-based compensation	—	—	(3,421)
Deferred income taxes	(4,679)	17,063	(5,269)
Other	(50)	6,048	3,973
Changes in operating assets and liabilities:
Trade receivables	(3,539)	(11,087)	(22,779)
Inventories	(33,971)	(20,180)	8,539
Accounts payable	13,708	6,494	19,190
Accrued liabilities and income taxes	29,329	50,626	(9,644)
Prepaid expenses and other assets	(7,269)	19,754	(2,711)
Net cash provided by operating activities	331,828	269,170	180,133

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(318,474)	(38,512)	(471,118)
Proceeds from sales and maturities of short-term investments	1,407	3,739	345
Decrease in entrusted loan	—	3,599	5,510
Purchases of property, plant, and equipment	(74,753)	(65,925)	(46,228)
Proceeds from sale of property, plant, and equipment	9,572	962	248
Net cash used in investing activities	(382,248)	(96,137)	(511,243)

FINANCING ACTIVITIES
Proceeds of revolving credit facility	60,000	15,000	367,000
Proceeds of term loan	75,000	9,375	125,000
Proceeds from senior notes payable	175,000	125,000	226,428
Payments of term loan	(42,500)	(7,188)	(89,688)
Payments of revolving credit facility	(60,000)	(127,500)	(331,500)
Net proceeds (payments) related to stock-based award activities	18,857	(2,373)	20,494
Payments of entrusted loan	—	(3,599)	(5,510)
Cash dividends paid	(39,993)	(31,770)	(27,866)
Purchases of common stock	(63,564)	—	—
Other	(903)	(1,626)	(162)
Net cash provided by (used in) financing activities	121,897	(24,681)	284,196
Effect of exchange rate changes on cash and cash equivalents	(11,420)	6,200	(6,748)
Increase (decrease) in cash and cash equivalents	60,057	154,552	(53,662)
Cash and cash equivalents at beginning of year	429,676	275,124	328,786
Cash and cash equivalents at end of year	$489,733	$429,676	$275,124
 See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Inc. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at January 2, 2016	$224	$259,553	$(32,766)	$(45,671)	$557,769	$143	$739,252
Net income	—	—	—	—	104,488	—	104,488
Other comprehensive income, net of tax				(28,908)			(28,908)
Stock-based compensation	—	7,471	—	—	—	—	7,471
Withheld 31,040 shares on restricted share units for withholding taxes	—	—	(3,744)	—	—	—	(3,744)
Stock options exercised, including tax impact of ($7,400)	4	24,234	—	—	—	—	24,238
Cash dividends paid ($1.24 per share)	—	—	—	—	(27,866)	—	(27,866)
Balance at December 31, 2016	$228	$291,258	$(36,510)	$(74,579)	$634,391	$143	$814,931
Net income	—	—	—	—	119,519	—	119,519
Other comprehensive income, net of tax				10,911			10,911
Stock-based compensation	—	16,315	—	—	—	—	16,315
Non-controlling interest	—	—	—	—	—	(6)	(6)
Withheld 30,459 shares on restricted share units for withholding taxes	—	—	(4,784)	—	—	—	(4,784)
Stock options exercised	1	2,439	—	—	—	—	2,440
Cash dividends paid ($1.40 per share)	—	—	—	—	(31,770)	—	(31,770)
Balance at December 30, 2017	$229	$310,012	$(41,294)	$(63,668)	$722,140	$137	$927,556
Net income	—	—	—	—	164,565	—	164,565
Other comprehensive income, net of tax				(24,461)			(24,461)
Cumulative effect adjustment	—	—	—	(9,795)	9,795	—	—
Stock-based compensation	—	27,431	—	—	—	—	27,431
Non-controlling interest	—	—	—	—	—	(6)	(6)
Withheld 36,482 shares on restricted share units for withholding taxes	—	—	(7,252)	—	—	—	(7,252)
Stock options exercised	4	26,105	—	—	—	—	26,109
Issuance of common stock	21	472,280	—	—	—	—	472,301
Repurchases of common stock	—	—	(67,908)	—	—	—	(67,908)
Cash dividends paid ($1.60 per share)	—	—	—	—	(39,993)	—	(39,993)
Balance at December 29, 2018	$254	$835,828	$(116,454)	$(97,924)	$856,507	$131	$1,478,342

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Other Information

Nature of Operations

Littelfuse, Inc. and subsidiaries (the “Company”) is a global manufacturer of leading technologies in circuit protection, power control and sensing. The company's products are found in automotive and commercial vehicles, industrial applications, data and telecommunications, medical devices, consumer electronics and appliances. With its broad product portfolio of fuses, semiconductors, polymers, ceramics, relays and sensors, and extensive global infrastructure, the Company’s worldwide associates partner with its customers to design, manufacture and deliver innovative, high-quality solutions for a safer, greener and increasingly connected world.

Fiscal Year

References herein to “2018”, “fiscal 2018” or “fiscal year 2018” refer to the fiscal year ended December 29, 2018. References herein to “2017”, “fiscal 2017” or “fiscal year 2017” refer to the fiscal year ended December 30, 2017. References herein to “2016”, “fiscal 2016” or “fiscal year 2016” refer to the fiscal year ended December 31, 2016. The Company operates on a 52-53 week fiscal year (4-4-5 basis) ending on the Saturday closest to December 31.

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

Short-Term and Long-Term Investments

As of December 29, 2018, the Company has an investment in Polytronics Technology Corporation Ltd. (“Polytronics”). The Company’s Polytronics shares held at the end of fiscal 2018 and 2017 represent approximately 7.2% of total Polytronics shares outstanding. The Polytronics investment is classified as available-for-sale and is carried at fair value. The fair value of the Polytronics investment was €8.9 million (approximately $10.2 million) at December 29, 2018 and €9.2 million (approximately $11.0 million) at December 30, 2017.

As a result of the Company’s acquisition of IXYS, the Company has equity ownerships in various investments that are accounted for under the equity method. The Company owns 45% of the outstanding equity of Powersem GmbH, a module manufacturer based in Germany, approximately 20% of the outstanding equity of EB Tech Ltd., a company with expertise in radiation technology based in South Korea, and approximately 24% of the outstanding common shares of Automated Technology, Inc., a supplier located in the Philippines that provides assembly and test services. All equity-level investments are less than majority owned. The Company recognized $0.7 million in gains from its equity method investments for the fiscal year ended December 29, 2018. The balance of these investments under the equity method was $11.6 million as of the fiscal year ended December 29, 2018. See Note 18, Related Party Transactions, for further discussion.

The Company has certain investments that are accounted for under the cost method that have a balance of investments under the cost method was $7.9 million as of the fiscal year ended December 29, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities” which addressed certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The ASU requires the Company to recognize any changes in the fair value of certain equity investments in net income. Previously these changes were recognized in other comprehensive income ("OCI"). The Company adopted the new standard on December 31, 2017, on a modified retrospective basis, recognizing the cumulative effect as a $9.8 million increase to retained earnings. As a result of the adoption of the new standard and change in fair value of our equity investments, for the twelve months ended December 29, 2018, the Company recognized an unrealized loss of $0.7 million in Other income, net in the Consolidated Statements of Net Income.

The Company has investments related to its non-qualified Supplemental Retirement and Savings Plan. The Company maintains accounts for participants through which participants make investment elections. The investment securities are subject to the claims of the Company’s creditors. The investment securities are all mutual funds with readily determinable fair values and are classified as trading securities. The investment securities are measured at fair value. As of December 29, 2018 and December 30, 2017, there was $9.1 million and $8.0 million of marketable securities, respectively, related to the plan included in Other assets on the Consolidated Balance Sheets.

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

The Company also maintains allowances against trade receivables for the settlement of rebates and sales discounts to customers. These allowances are based upon specific customer sales and sales discounts as well as actual historical experience.

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

Property, Plant, and Equipment

Land, buildings, and equipment are carried at cost. Depreciation is calculated using the straight-line method with useful lives of 21 years for buildings, seven to ten years for equipment, seven years for furniture and fixtures, five years for tooling and three years for computer equipment. Leasehold improvements are depreciated over the lesser of their useful life or the lease term. Maintenance and repair costs are charged to expense as incurred. Major overhauls that extend the useful lives of existing assets are capitalized.

Goodwill

The Company annually tests goodwill for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The Company compares each reporting unit’s fair value, estimated based on comparable company market valuations and expected future discounted cash flows to be generated by the reporting unit, to its carrying value. For the seven reporting units with goodwill, the Company compared the estimated fair value of each reporting unit to its carrying value. The results of the goodwill impairment test as of October 1, 2018 indicated that the estimated fair values for each of the seven reporting units exceeded their respective carrying values. As of the most recent annual test conducted on October 1, 2018, the Company noted that the excess of fair value over the carrying value, was 176%, 80%, 233%, 202%, 63%, 114%, and 370% for its reporting units; Electronics-Passive Products and Sensors, Electronics-Semiconductor, Passenger Car Products, Commercial Vehicle Products, Automotive Sensors, Relays, and Power Fuse, respectively. Relatively small changes in the Company’s key assumptions would not have resulted in any reporting units failing the goodwill impairment test. See Note 5, Goodwill and Other Intangible Assets, for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also performs an interim review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit. As part of its interim reviews, management analyzes potential changes in the value of individual reporting units based on each reporting unit’s operating results for the period compared to expected results as of the prior year’s annual impairment test. In addition, management considers how other key assumptions, including discount rates and expected long-term growth rates, used in the last annual impairment test, could be impacted by changes in market conditions and economic events. Based on the interim assessments as of December 29, 2018, management concluded that no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value.

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

During the fiscal year ended December 31, 2016, the Company recognized non-cash impairment charges totaling $6.0 million, of which $2.2 million related to the impairment of certain customer relationship intangible assets in the Custom Products reporting unit within the Industrial segment and $3.8 million related to the impairment of the Custom Products tradename. The impairment of the customer relationship intangible assets resulted from lower expectations of future revenue to be derived from those relationships while the tradename impairment resulted from lower expectations of future cash flows of the Custom Products reporting unit.

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

Revenue Disaggregation

The following table disaggregates the Company’s revenue by primary business units for the fiscal year ended December 29, 2018:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended December 29, 2018
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Semiconductor	$648,967	$—	$—	$648,967
Electronics – Passive Products and Sensors	475,329	—	—	475,329
Passenger Car Products	—	240,501	—	240,501
Commercial Vehicle Products	—	121,562	—	121,562
Automotive Sensors	—	117,728	—	117,728
Industrial Products	—	—	114,381	114,381
Total	$1,124,296	$479,791	$114,381	$1,718,468

See Note 16, Segment Information, for net sales by segment and countries.

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

Advertising Costs

The Company expenses advertising costs as incurred, which amounted to $2.8 million in fiscal year 2018 and $2.9 million in both fiscal year 2017 and 2016, respectively, and are included as a component of selling, general, and administrative expenses.

Shipping and Handling Fees and Costs

Amounts billed to customers related to shipping and handling is classified as revenue. Costs incurred for shipping and handling of $12.3 million, $10.9 million, and $9.1 million in fiscal year 2018, 2017, and 2016, respectively, are classified in selling, general, and administrative expenses.

Foreign Currency Translation / Remeasurement

The Company’s foreign subsidiaries use the local currency or the U.S. dollar as their functional currency, as appropriate. Assets and liabilities are translated using exchange rates at the balance sheet date, and revenues and expenses are translated at weighted average rates. The amount of foreign currency gain or loss from remeasurement recognized in the income statement was a gain of $0.9 million in fiscal year 2018, a loss of $2.4 million in fiscal year 2017, and a loss of $0.5 million in fiscal year 2016. Adjustments from the translation process are recognized in “Shareholders’ equity” as a component of “Accumulated other comprehensive loss.”

Stock-based Compensation

The Company recognizes compensation expense for the cost of awards of equity compensation using a fair value method. Benefits of tax deductions in excess of recognized compensation expense are reported as operating cash flows. See Note 12, Stock-Based Compensation, for additional information on stock-based compensation.

Coal Mining Liability

Included in other long-term liabilities is an accrual related to former coal mining operations at Littelfuse GmbH (formerly known as Heinrich Industries, AG) for the amounts of €1.1 million ($1.3 million) and €0.9 million ($1.1 million) at December 29, 2018 and December 30, 2017, respectively. Management, in conjunction with an independent third-party, performs an annual evaluation of the former coal mining operations in order to develop an estimate of the probable future obligations in regard to remediating the dangers (such as a shaft collapse) of abandoned coal mine shafts in the former coal mining operations. Management accrues for costs associated with such remediation efforts based on management's best estimate when such costs are probable and reasonably able to be estimated. The ultimate determination can only be done after respective investigations because the concrete conditions are mostly unknown at this time.

Other Income, Net

Other income, net generally consists of interest income, royalties, change in fair value of available-for-sale securities, pension non-service costs and other non-operating expense (income).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes using the liability method. Deferred taxes are recognized for the future effects of temporary differences between financial and income tax reporting using enacted tax rates in effect for the years in which the differences are expected to reverse. The Company recognizes deferred taxes for temporary differences, operating loss carryforwards, and tax credit and other tax attribute carryforwards (excluding carryforwards where usage has been determined to be remote). Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. U.S. state and non-U.S. income taxes are provided on the portion of non-U.S. income that is expected to be remitted to the U.S. and be taxable (and non-U.S. income taxes are provided on the portion of non-U.S. income that is expected to be remitted to an upper-tier non-U.S. entity). Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

On December 22, 2017, the U.S. enacted legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Among other things, the Tax Act reduces the U.S. corporate federal income tax rate from 35% to 21%, adds base broadening provisions which limit deductions and address excessive international tax planning, imposes a one-time tax (the “Toll Charge”) on accumulated earnings of certain non-U.S. subsidiaries and enables repatriation of earnings of non-U.S. subsidiaries free of U.S. federal income tax. Other than the Toll Charge (which, except for the IXYS impact, was applicable to the Company for 2017), the provisions are generally applicable to the Company in 2018 and beyond.

In accordance with the guidance provided in SEC Staff Accounting Bulletin (“SAB”) No. 118, in the fourth quarter of 2017 the Company recorded a charge of $47.0 million as a provisional reasonable estimate of the impact of the Tax Act, including $49.0 million for the Toll Charge net of $2.0 million for other net tax benefits. In the fourth quarter of 2018, within the measurement period outlined in SAB No. 118, the Company finalized its estimates of the impact of the Tax Act as of December 30, 2017 and recorded a charge of $3.2 million, including $2.3 million for the Toll Charge and $0.9 million for the net impact of other items. In addition, the Company recorded $7.0 million for the Toll Charge associated with IXYS as part of the IXYS acquisition purchase price allocation. This was reflected in the opening balance sheet as an increase to goodwill and other long-term liabilities.

Although certain administrative guidance has been issued, including final and proposed regulations, the appropriate application of many provisions of the Tax Act remain uncertain. The Company used its best judgment as to the application of these provisions in determining its final estimates of the impact of the Tax Act as of December 30, 2017, the Toll Charge associated with the IXYS acquisition as well as the Company’s income tax expense for the year ended December 29, 2018. Adjustments to income tax expense may be necessary in future periods if provisions of the Tax Act, and their interaction with other provisions of the U.S. Internal Revenue Code, are interpreted differently than interpretations made by the Company, whether through issuance of additional administrative guidance, or through further review of the Tax Act by the Company and its advisors. In this regard, on January 15, 2019, final regulations were issued addressing the Toll Charge (replacing the proposed regulations issued in August of 2018). The Company is evaluating these final regulations and has yet to determine their impact.

The Company has elected to pay the 2017 Littelfuse Toll Charge and will elect to pay the 2018 IXYS Toll Charge over the eight-year period prescribed by the Tax Act. The long-term portion of these Toll Charges totaling $28.8 million (which includes the Littelfuse and IXYS Toll Charges, partially offset by foreign tax credits, the tax benefit of current year losses and the actual 2018 and anticipated 2019 annual installment payments) is recorded in Other long-term liabilities on the Consolidated Balance Sheet as of December 29, 2018. The anticipated 2019 annual installment payments are included in accrued income taxes.

One of the base broadening provisions of the Tax Act is the tax on the global intangible low-taxed income ("GILTI") commonly referred to as the “GILTI” provisions. In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the year ended December 29, 2018, deferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

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

Recently Adopted Accounting Standards

In January 2018, the FASB released guidance on the accounting for the GILTI provisions of the 2017 U.S. Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. The Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the year ended December 29, 2018, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities” which addressed certain aspects of the recognition, measurement, presentation and disclosure of financial instruments.The ASU requires the Company to recognize any changes in the fair value of certain equity investments in net income. Previously these changes were recognized in other comprehensive income ("OCI"). The Company adopted the new standard on December 31, 2017, on a modified retrospective basis, recognizing the cumulative effect as a $9.8 million increase to retained earnings. As a result of the adoption of the new standard and change in fair value of our equity investments, for the twelve months ended December 29, 2018, the Company recognized an unrealized loss of $0.7 million in Other income, net in the Consolidated Statements of Net Income.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” This ASU provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company adopted the new standard on December 31, 2017 using the modified retrospective method, however, no adjustment to retained earnings was needed. The new guidance did not have a material effect on the Company’s Consolidated Statements of Net Income. See the Revenue Recognition section above for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). This ASU requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Adoption requires using a modified retrospective transition with either 1) periods prior to the adoption date being recast or 2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast.The Company adopted the standard on December 30, 2018 under the modified retrospective transition method with the cumulative-effect adjustment recognized to the retained earnings. The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permits it not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company has not elected the use-of-hindsight.The Company assessed its portfolio of leases and compiled a central repository of all active leases. Key lease data elements have been evaluated including developing a methodology for determining the incremental borrowing rate across all countries where we have operations. The Company has implemented a new leasing software and is in the process of assessing the design of the future lease process and drafting a policy to address the new standard requirements. While the Company is continuing to assess the potential impacts of ASU 2016-02, the Company estimates that the adoption of ASU 2016-02 will result in the recognition of right-of-use assets of approximately $27 million and related lease liabilities for operating leases on its Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Net Income.

In February 2018, the FASB issued ASU No. 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which permits the reclassification of tax effects stranded in accumulated other comprehensive income to retained earnings as a result of the Tax Act. The standard also requires entities to disclose whether or not they elected to reclassify the tax effects related to the Tax Act as well as their policy for releasing income tax effects from accumulated other comprehensive income. The standard allows the option of applying either a retrospective adoption, meaning the standard is applied to all periods in which the effect of the Tax Act is recognized, or applying the amendments in the period of adoption, meaning an adjustment is made to shareholder’s equity as of the beginning of the reporting period. ASU 2018-02 will be effective in the first quarter of 2019; however early adoption is permitted for interim and annual periods, including the reporting period in which the Tax Act was enacted. The adoption of this guidance will not have a material effect on our Consolidated Financial Statements.

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

In August 2018, the FASB issued ASU No. 2018-14 "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General. The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in OCI expected to be recognized in net periodic benefit costs over the next fiscal year, and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. This guidance will be effective for financial statements issued for fiscal years ending after December 15, 2020. The adoption of this guidance will modify our disclosures but will not have a material effect on our Consolidated Financial Statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IXYS Corporation

On January 17, 2018, the Company acquired IXYS Corporation (“IXYS”), a global pioneer in the power semiconductor and integrated circuit markets with a focus on medium to high voltage power semiconductors across the industrial, communications, consumer and medical markets. IXYS has a broad customer base, serving more than 3,500 customers through its direct sales force and global distribution partners. The acquisition of IXYS is expected to accelerate the Company’s growth across the power control market driven by IXYS’s extensive power semiconductor portfolio and technology expertise. With IXYS, the Company will be able to diversify and expand its presence within industrial electronics markets, leveraging the strong IXYS industrial OEM customer base. The Company also expects to increase long-term penetration of its power semiconductor portfolio in automotive markets, expanding its global content per vehicle.

Upon completion of the acquisition, at IXYS stockholders’ election and subject to proration, each share of IXYS common stock, par value $0.01 per share, owned immediately prior to the effective time were canceled and extinguished and automatically converted into the right to receive: (i) $23.00 in cash (subject to applicable withholding tax), without interest (referred to as the cash consideration), or (ii) 0.1265 of a share of common stock, par value $0.01 per share, of Littelfuse (referred to as the stock consideration). IXYS stockholders received cash in lieu of any fractional shares of Littelfuse common stock that the IXYS stockholders would otherwise have been entitled to receive. Additionally, each outstanding option to purchase shares of IXYS common stock granted under an IXYS equity plan were assumed by Littelfuse and converted into an option to acquire (i) a number of shares of Littelfuse common stock equal to the number of shares of IXYS common stock subject to such option immediately prior to the effective time multiplied by 0.1265, rounded down to the nearest whole share, with (ii) an exercise price per share of Littelfuse common stock equal to the exercise price of such IXYS stock option immediately prior to the effective time divided by 0.1265, rounded up to the nearest whole cent.

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

The total purchase price of $856.5 million has been allocated to assets acquired and liabilities assumed, as of the completion of the acquisition, based on estimated fair values. The following table summarizes the purchase price allocation of the fair value of assets acquired and liabilities assumed in the IXYS acquisition:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	302,865
Cash settled stock options	3,622
Littelfuse stock	434,192
Converted stock options	38,109
Total purchase consideration	778,788
Allocation of consideration to assets acquired and liabilities assumed:
Current assets, net	155,930
Property, plant, and equipment	77,442
Intangible assets	212,720
Goodwill	382,360
Other non-current assets	28,706
Other non-current liabilities	(78,370)
778,788

Approximately $49.1 million of net receivables was included in IXYS’s current assets, All IXYS goodwill, other assets and liabilities were recorded in the Electronics segment and primarily reflected in the Americas and European geographic areas. The goodwill resulting from this acquisition consists largely of the Company’s expected future product sales and synergies from combining IXYS’s products and technology with the Company’s existing electronics product portfolio. Goodwill resulting from the IXYS acquisition is not expected to be deductible for tax purposes. The Company recorded $7.0 million for the Toll Charge associated with IXYS as part of the IXYS acquisition purchase price allocation (this reflects a reduction of $1.0 million recorded in the fourth quarter of 2018 and $2.0 million recorded in the third quarter of 2018 as a consequence of revisions to the Company’s original estimates. For additional information, see Note 14, Income Taxes. As a result of the Company completing its fair value analysis, in the fourth quarter of 2018, the company recorded a reduction of $2.6 million in certain investments held by IXYS.

Included in the Company’s Consolidated Statements of Net Income for the fiscal year ended December 29, 2018 are net sales of approximately $378.2 million, and loss before income taxes of $22.2 million, since the January 17, 2018 acquisition of IXYS. The Company recognized approximately $11.9 million of stock compensation expense related to IXYS stock options converted to Littelfuse stock options during the fiscal year ended December 29, 2018, of which $4.5 million was recognized immediately as it related to prior service periods.

As required by purchase accounting rules, the Company recorded a $36.9 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up was fully amortized as a non-cash charge to cost of goods sold during the first and second quarters of 2018, as the acquired inventory was sold, and reflected as other non-segment costs.

During the fiscal year ended December 29, 2018, the Company incurred approximately $11.0 million of legal and professional fees related to this acquisition which were primarily recognized as selling, general, and administrative expenses. These costs were reflected as other non-segment costs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
$104,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PolySwitch

On March 25, 2016, the Company acquired 100% of the circuit protection business (“PolySwitch”) of TE Connectivity Ltd. for $348.3 million, net of acquired cash and after settlement of certain post-closing adjustments. The Company funded the acquisition with available cash on hand and borrowings under the Company’s revolving credit facility. The PolySwitch business, which is split between the Automotive and Electronics segments, has a leading position in polymer based resettable circuit protection devices, with a strong global presence in the automotive, battery, industrial, communications and mobile computing markets. PolySwitch has manufacturing facilities in Shanghai and Kunshan, China and Tsukuba, Japan. The acquisition allows the Company to strengthen its global circuit protection product portfolio, as well as strengthen its presence in the automotive electronics and battery protection end markets. The acquisition also significantly increases the Company’s presence in Japan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Results

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and IXYS as though the acquisition had occurred as of January 1, 2017. The Company has not included pro forma results of operations for U.S. Sensor or Monolith as these results were not material to the Company. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the IXYS acquisition occurred as of January 1, 2017 or of future consolidated operating results.

	For the Fiscal Year Ended
(in thousands, except per share amounts)	December 29, 2018	December 30, 2017
Net sales	$1,735,181	$1,564,956
Income before income taxes	272,724	142,150
Net income	215,228	75,604
Net income per share — basic	8.61	3.05
Net income per share — diluted	8.53	3.00

Pro forma results presented above primarily reflect the following adjustments:

	For the Fiscal Year Ended
(in thousands)	December 29, 2018	December 30, 2017
Amortization(a)	$12,009	$(25,203)
Depreciation	—	556
Transaction costs(b)	9,976	(9,976)
Amortization of inventory step-up(c)	36,927	(36,927)
Stock compensation(d)	5,845	(6,635)
Interest expense(e)	—	(10,326)
Income tax impact of above items	(15,446)	29,336

(a)
The amortization adjustment for the twelve months ended December 29, 2018 primarily reflects the reduction of amortization expense in the period related to the Order backlog intangible asset. The Order backlog has a useful life of twelve months and will be fully amortized in the fiscal 2017 pro forma results. The amortization adjustment for the twelve months ended December 30, 2017 reflects incremental amortization resulting for the measurement of intangibles at their fair values.

(b)
The transaction cost adjustments reflect the reversal of certain bank and attorney fees from the twelve months ended December 29, 2018 and recognition of those fees during the twelve months ended December 30, 2017.

(c)
The amortization of inventory step-up adjustment reflects the reversal of the amount recognized during the twelve months ended December 29, 2018 and the recognition of the full amortization during the twelve months ended December 30, 2017. The inventory step-up was amortized over five months as the inventory was sold.

(d)
The stock compensation adjustment reflects the reversal of the portion of stock compensation for IXYS stock options that were converted to Littelfuse stock options and expensed immediately during the twelve months ended December 29, 2018. The adjustment for the twelve months ended December 30, 2017 reflect the incremental stock compensation for the converted stock options.

(e)	The interest expense adjustment reflects incremental interest expense related to the financing of the transaction.

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and the acquired PolySwitch and the ON Portfolio businesses as though the acquisitions had occurred as of December 28, 2014. The Company has not included pro forma results of operations for Menber’s as these results were not material to the Company. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the PolySwitch or ON Portfolio acquisitions occurred as of December 28, 2014 or of future consolidated operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Year Ended
(in thousands, except per share amounts)	December 31, 2016
Net sales	$1,130,645
Income before income taxes	143,110
Net income	124,388
Net income per share — basic	5.51
Net income per share — diluted	5.47

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
The historical PolySwitch and ON Portfolio business results for the year ended December 31, 2016 does not include a provision for income taxes. Income tax expense for the historical ON Portfolio business was not provided on a standalone basis.

3. Inventories

The components of inventories at December 29, 2018 and December 30, 2017 are as follows:

(in thousands)	2018	2017
Raw materials	$69,883	$39,030
Work in process	88,505	27,454
Finished goods	99,840	74,305
Total	$258,228	$140,789

4. Property, Plant, and Equipment

The components of net property, plant, and equipment at December 29, 2018 and December 30, 2017 are as follows:

(in thousands)	2018	2017
Land	$25,630	$9,547
Building	114,636	86,599
Equipment	583,043	505,838
Accumulated depreciation and amortization	(383,415)	(351,407)
Total	$339,894	$250,577

The Company recorded depreciation expense of $51.0 million, $38.3 million, and $33.8 million for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by segment are as follows:

(in thousands)	Electronics	Automotive	Industrial	Total
As of December 31, 2016	$215,765	$144,585	$43,194	$403,544
Additions(a)	36,716	—	—	36,716
Foreign currency translation and other adjustments(b)	26,478	(8,756)	(4,568)	13,154
As of December 30, 2017	$278,959	$135,829	$38,626	$453,414
Additions(c)	382,903	—	—	382,903
Foreign currency translation adjustments	(5,823)	(3,497)	(282)	(9,602)
As of December 29, 2018	$656,039	$132,332	$38,344	$826,715

(a)The 2017 additions resulted from the acquisitions of U.S. Sensor and Monolith.

(b)Adjustments in 2017 reflect adjustments to reclass goodwill by segment as well as the impact of changes in foreign exchange rates. The impact of the reclassification was an increase in goodwill to the Electronics segment of $21.6 million and a decrease of goodwill of $16.8 million and $4.8 million to the Automotive segment and the Industrial segment, respectively.

(c)The 2018 additions resulted primarily from the acquisition of IXYS.

The components of other intangible assets at December 29, 2018 and December 30, 2017 are as follows:

	As of December 29, 2018
(in thousands, except weighted average useful life)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Patents, licenses and software	11.4	$139,413	$69,431	$69,982
Distribution network	12.6	43,876	34,564	9,312
Customer relationships, trademarks,tradenames, and other	17.5	374,246	92,066	282,180
Total		$557,535	$196,061	$361,474

	As of December 30, 2017
(in thousands, except weighted average useful life)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Patents, licenses and software	11.4	$141,520	$59,609	$81,911
Distribution network	12.1	46,233	33,361	12,872
Customer relationships, trademarks, and tradenames	15.6	162,679	53,612	109,067
Total		$350,432	$146,582	$203,850

During the years ended December 29, 2018 and December 30, 2017, the Company recorded additions to other intangible assets of $212.7 million and $11.0 million, respectively, for acquisitions during those years, the components of which were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018		2017
(in thousands, except weighted average useful life)	Weighted Average Useful Life (Years)	Amount	Weighted Average Useful Life (Years)	Amount
Patents, licenses and software	8.0	$51,500	9.6	$7,810
Customer relationships, trademarks, and tradenames	17.2	148,800	9.0	3,220
Order backlog	1.0	12,420	0.0	—
Total		$212,720		$11,030

For intangible assets with definite lives, the Company recorded amortization expense of $52.2 million, $24.7 million, and $19.3 million in 2018, 2017, and 2016, respectively.

Estimated annual amortization expense related to intangible assets with definite lives at December 29, 2018 is as follows:

(in thousands)	Amount
2019	$39,440
2020	39,162
2021	37,164
2022	36,368
2023	31,906
2024 and thereafter	177,434
Total	$361,474

6. Accrued Liabilities

The components of accrued liabilities at December 29, 2018 and December 30, 2017 are as follows:

(in thousands)	2018	2017
Employee-related liabilities	$60,640	$51,239
Other non-income taxes	21,523	15,207
Professional services	6,169	2,214
Interest	5,137	2,477
Accrued share repurchases	4,349	—
Restructuring liability	3,887	1,459
Other	36,700	27,819
Total	$138,405	$100,415

Employee-related liabilities consist primarily of payroll, sales commission, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other client-related liabilities.

7. Lease Commitments

The Company leases certain office and warehouse space as well as certain machinery and equipment under non-cancellable operating leases. Rent expense under these leases was $9.6 million, $11.6 million, and $12.6 million in 2018, 2017, and 2016, respectively.

Rent expense is recognized on a straight-line basis over the term of the leases. The difference between straight-line basis rent and the amount paid has been recorded as accrued lease obligations. The Company also has leases that have lease renewal provisions.

As of December 29, 2018, all operating leases outstanding were with third parties. The Company did not have any capital leases as of December 29, 2018.

Future minimum payments for all non-cancellable operating leases with initial terms of one year or more at December 29, 2018 are as follows:

(in thousands)	Future Minimum Payments
2019	$9,133
2020	7,590
2021	5,574
2022	4,590
2023	2,946
2024 and thereafter	2,774
Total	$32,607

8. Restructuring, Impairment and Other Charges

The Company recorded restructuring, impairment and other charges-net for fiscal years 2018, 2017, and 2016 as follows:

	Fiscal Year Ended December 29, 2018
(in thousands)	Electronics	Automotive	Industrial	Total
Employee terminations	$8,742	$634	$127	$9,503
Other restructuring charges	670	192	—	862
Total restructuring charges	9,412	826	127	10,365
Impairment	—	88	2,130	2,218
Total	$9,412	$914	$2,257	$12,583

	Fiscal Year Ended December 30, 2017
(in thousands)	Electronics	Automotive	Industrial	Total
Employee terminations	$1,244	$371	$378	$1,993
Other restructuring charges	234	—	—	234
Total restructuring charges	1,478	371	378	2,227
Impairment	—	—	—	—
Total	$1,478	$371	$378	$2,227

	Fiscal Year Ended December 31, 2016
(in thousands)	Electronics	Automotive	Industrial	Total
Employee terminations	$135	$299	$1,094	$1,528
Other restructuring charges	1,609	75	783	2,467
Total restructuring charges	1,744	374	1,877	3,995
Impairment	—	—	14,809	14,809
Total	$1,744	$374	$16,686	$18,804

2018
For the year ended December 29, 2018, the Company recorded total restructuring charges of $10.4 million for employee termination costs and other restructuring charges related to lease termination and facility closure. These charges primarily related to the integration of IXYS and the reorganization of the IXYS Radio Pulse business within the Electronics segment and the reorganization of operations in the Commercial Vehicle Products business within the Automotive segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 29, 2018, the Company recorded impairment charges of $2.2 million primarily related to the impairment of a building and a trade name associated with the exit of the Custom business within the Industrial segment.

2017
For the year ended December 30, 2017, the Company recorded total restructuring charges of $2.2 million for employee termination costs and other restructuring charges. The Company recorded $2.0 million for employee termination costs primarily related to the reorganization of selling, general, and administrative functions within the Electronics segments as well as the reorganization of certain operations.

2016
For the year ended December 31, 2016, the Company recorded total restructuring charges of $4.0 million for employee termination costs and other restructuring charges, of which $1.6 million related to a manufacturing product line relocation within the Electronics segment. The Company recorded $1.5 million for employee termination costs primarily related to the reorganization of certain operations in the Industrial and Automotive segments.

Additionally, the Company recognized a charge for goodwill impairment of $8.8 million for its Custom Products reporting unit within the Industrial segment, and non-cash impairment charges of $6.0 million, of which $3.8 million related to the impairment of the Custom Products tradename and $2.2 million related to the impairment of certain customer relationship intangible assets in the Custom Products reporting unit within the Industrial segment.

The restructuring reserves as of December 29, 2018 and December 30, 2017 are $3.9 million and $1.5 million, respectively. The restructuring reserves are included within accrued liabilities. Payments associated with employee terminations reflected in the above table were substantially completed by December 29, 2018. The Company anticipates the remaining payments associated with employee terminations will be completed in the first quarter of fiscal 2019.

9. Debt

The carrying amounts of debt at December 29, 2018 and December 30, 2017 are as follows:

(in thousands)	2018	2017
Term Loan	$155,000	$122,500
Euro Senior Notes, Series A due 2023	133,417	139,623
Euro Senior Notes, Series B due 2028	108,330	113,369
U.S. Senior Notes, Series A due 2022	25,000	25,000
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	—
U.S. Senior Notes, Series B due 2030	125,000	—
Other	2,619	—
Unamortized debt issuance costs	(4,636)	(4,881)
Total debt	694,730	495,611
Less: Current maturities	(10,000)	(6,250)
Total long-term debt	$684,730	$489,361

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

On October 13, 2017, the Company amended the Credit Agreement to increase the Revolving Credit Facility from $575.0 million to $700.0 million and increase the Term Loan from $125.0 million to $200.0 million and to extend the expiration date from March

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4, 2021 to October 13, 2022. The Credit Agreement also includes the option for the Company to increase the size of the Revolving Credit Facility and the Term Loan by up to an additional $300.0 million, in the aggregate, subject to the satisfaction of certain conditions set forth in the Credit Agreement. Term Loans may be made in up to two advances. The first advance of $125.0 million occurred on October 13, 2017 and the second advance of $75.0 million occurred on January 16, 2018. For the Term Loan, the Company is required to make quarterly principal payments of 1.25% of the original term loan ($2.5 million with the second advance on January 16, 2018) through maturity, with the remaining balance due on October 13, 2022. In addition to the quarterly principal payments, the Company paid $35.0 million of principal on the term loan during the fiscal year ended December 29, 2018.

Outstanding borrowings under the Credit Agreement bear interest, at the Company’s option, at either LIBOR(fixed for interest periods of one, two, three or six-month periods) plus 1.00% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.00% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the credit agreement ranging from 0.15% to 0.25%, based on the Consolidated Leverage Ratio, as defined in the agreement. The credit agreement includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 3.59% at December 29, 2018.

As of December 29, 2018, the Company had $0.1 million outstanding in letters of credit and had available $699.9 million of borrowing capacity under the Revolving Credit Facility. At December 29, 2018, the Company was in compliance with all covenants under the Credit Agreement.

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

On November 15, 2017, the Company entered into a Note Purchase Agreement pursuant to which the Company issued and sold $175 million in aggregate principal amount of senior notes in two series. On January 16, 2018, $50 million aggregate principal amount of 3.48% Senior Notes, Series A, due February 15, 2025 (“U.S. Senior Notes, Series A due 2025”) and $125 million in aggregate principal amount of 3.78% Senior Notes, Series B, due February 15, 2030 (“U.S. Senior Notes, Series B due 2030”) (together, the “U.S. Senior Notes due 2025 and 2030” and with the Euro Senior Notes and the U.S. Senior Notes 2022 and 2027, the “Senior Notes”) were funded. Interest on the U.S. Senior Notes due 2025 and 2030 will be payable on February 15 and August 15, commencing on August 15, 2018.

The Senior Notes have not been registered under the Securities Act, or applicable state securities laws. The Senior Notes are general unsecured senior obligations and rank equal in right of payment with all existing and future unsecured unsubordinated indebtedness of the Company.

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At December 29, 2018, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders, and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest paid on all Company debt was approximately $18.5 million, $13.4 million, and $8.6 million in fiscal year ended 2018, 2017, and 2016, respectively.

Debt Issuance Costs

The Company paid debt issuance costs of $0.9 million in relation to the $175 million Note Purchase Agreement that was entered on November 15, 2017. The Company incurred debt issuance costs of $1.6 million in relation to the 2017 amendment to the Credit Agreement which, along with the remaining balance of debt issuance costs of the previous credit facility, are being amortized over the life of the Credit Agreement. The Company incurred aggregate debt issuance costs of $1.8 million in relation to the Senior Notes issued previously which are being amortized over the respective lives of the Series A and B notes.

Debt Maturities

Scheduled maturities of the Company’s long-term debt for each of the five years succeeding December 29, 2018 and thereafter are summarized as follows:

(in thousands)	Scheduled Maturities
2019	$10,000
2020	10,000
2021	10,000
2022	152,619
2023	133,417
2024 and thereafter	383,330
$699,366

10. Fair Value of Assets and Liabilities

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

Defined Benefit Plan Assets / Non-qualified Supplemental Retirement and Savings Plan Investments

See Note 11, Benefit Plans, for description of valuation methodologies and investment balances for defined benefit plan assets and investments related to the Company’s Non-Qualified Supplemental Retirement and Savings Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no changes during 2018 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of December 29, 2018 and December 30, 2017, the Company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 29, 2018:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments in equity securities	$10,312	$—	$—	$10,312
Mutual funds	9,112	—	—	9,112

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 30, 2017:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments in equity securities	$10,993	$—	$—	$10,993
Mutual funds	7,962	—	—	7,962

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, trade receivables and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and trade receivables approximate their fair values. The Company’s revolving and term loan debt facilities’ fair values approximate book value at December 29, 2018 and December 30, 2017, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of December 29, 2018 and December 30, 2017 were as follows:

	December 29, 2018		December 30, 2017
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series A due 2023	$133,417	$130,888	$139,623	$138,294
Euro Senior Notes, Series B due 2028	108,330	103,774	113,369	111,579
USD Senior Notes, Series A due 2022	25,000	24,115	25,000	24,737
USD Senior Notes, Series B due 2027	100,000	94,458	100,000	99,992
USD Senior Notes, Series A due 2025	50,000	47,434	—	—
USD Senior Notes, Series B due 2030	125,000	114,731	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value as of the measurement date, net book value as of the end of the year and related impairment charge for assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the fiscal years ended December 31, 2016 were as follows:

	Fiscal Year Ended December 31, 2016
(in thousands)	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Goodwill	$8,794	$—	$—
Other intangible assets	6,015	680	660
Total	$14,809	$680	$660

Further information regarding the impairment charges of goodwill and intangible assets is provided in Note 8, Restructuring, Impairment and Other Charges, of the Notes to Consolidated Financial Statements included in this Annual Report.

The company’s accounting and finance management determines the valuation policies and procedures for Level 3 fair value measurements and is responsible for the development and determination of unobservable inputs. The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements for the fiscal year ended December 31, 2016:

(in thousands, except rates data)	Fair Value	Valuation Technique	Unobservable Inputs	Rates
Tradename	$680	Relief from royalty	Discount rate:	18%
			Royalty rate:	1%

Customer relationships	$—	Excess earnings	Discount rate:	18%
			Attrition rate:	5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Benefit Plans

The Company has Company-sponsored defined benefit pension plans covering employees in the U.K., Germany, the Philippines, China, Japan, Mexico, Italy and France. The amount of the retirement benefits provided under the plans is based on years of service and final average pay.

IXYS Acquisition

During 2018, as a result of the IXYS acquisition, pension liabilities were assumed by the Company in Germany, Philippines, and U.K.

Benefit plan related information is as follows for the years 2018 and 2017:

(in thousands)	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$67,268	$55,606
Service cost	2,266	2,037
Interest cost	3,104	1,887
Net actuarial gain	(7,321)	(433)
Benefits paid from the trust	(2,479)	(1,405)
Benefits paid directly by the Company	(1,802)	(1,098)
Settlements	(1,291)	(31)
Acquisitions	48,358	—
Effect of exchange rate movements	(6,918)	5,477
Other	1,648	5,228
Benefit obligation at end of year	$102,833	$67,268

Change in plan assets at fair value:
Fair value of plan assets at beginning of year	$48,123	$42,208
Actual return on plan assets	(2,847)	2,962
Employer contributions	2,341	264
Benefits paid	(2,479)	(1,405)
Settlements	(1,291)	—
Acquisitions	31,954	—
Effect of exchange rate movements	(5,125)	4,094
Fair value of plan assets at end of year	70,676	48,123
Net amount recognized/(unfunded status)	$(32,157)	$(19,145)

Amounts recognized in the Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017 consist of the following:

(in thousands)	2018	2017
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$811	$78
Current benefit liability	(1,094)	(481)
Noncurrent benefit liability	(31,874)	(18,742)
Net liability recognized	$(32,157)	$(19,145)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts included in accumulated other comprehensive loss in the Consolidated Balance Sheets, excluding tax effects, that have not yet been recognized as components of net period cost as of December 29, 2018 and December 30, 2017 were as following:

(in thousands)	2018	2017
Net actuarial loss	$9,777	$12,261
Prior service cost	1,607	—
Total	$11,384	$12,261

The estimated net actuarial loss which will be amortized from accumulated other comprehensive income (loss) into benefit cost in 2019 is approximately $0.2 million.

The pre-tax amounts recognized in other comprehensive income loss in 2018 as components of net periodic benefit costs were as follows:

(in thousands)	2018
Amortization of:
Prior service cost	$291
Amount arising during the period:
Net actuarial loss	(396)
Settlement loss	238
Foreign currency adjustments	744
Total	$877

The components of pension expense for the fiscal years 2018, 2017, and 2016 are as follows:

(in thousands)	2018	2017	2016
Components of net periodic benefit cost:
Service cost	$2,266	$2,037	$1,509
Interest cost	3,104	1,887	1,662
Expected return on plan assets	(3,222)	(1,990)	(1,935)
Amortization of prior service	291	337	306
Net periodic benefit cost	2,439	2,271	1,542
Settlement loss / curtailment (gain)	238	(25)	(36)
Total expense for the year	$2,677	$2,246	$1,506

Weighted average assumptions used to determine net periodic benefit cost for the fiscal years 2018, 2017, and 2016 are as follows:

	2018	2017	2016
Discount rate	2.8%	3.0%	3.7%
Expected return on plan assets	4.2%	4.5%	4.9%
Compensation increase rate	5.0%	4.5%	5.3%

The accumulated benefit obligation for the foreign plans was $99.6 million and $60.5 million at December 29, 2018 and December 30, 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of under-funded or unfunded pension benefit plans with projected benefit obligations in excess of plan assets as of December 29, 2018 and December 30, 2017:

(in thousands)	2018	2017
Projected benefit obligation	$70,579	$28,515
Fair value of plan assets	37,611	9,292

The following table provides a summary of under-funded or unfunded pension benefit plans with accumulated benefit obligations in excess of plan assets as of December 29, 2018 and December 30, 2017:

(in thousands)	2018	2017
Accumulated benefit obligation	$66,049	$18,990
Fair value of plan assets	36,003	6,003

Weighted average assumptions used to determine benefit obligations as of December 29, 2018, December 30, 2017 and December 31, 2016 are as follows:

	2018	2017	2016
Discount rate	3.1%	3.1%	2.6%
Compensation increase rate	4.6%	5.0%	4.5%

Expected benefit payments to be paid to participants for the fiscal year ending are as follows:

(in thousands)	Expected Benefit Payments
2019	$4,210
2020	4,243
2021	4,691
2022	4,547
2023	4,884
2024-2028	27,047

The Company expects to make approximately $2.3 million of contributions to the plans in 2019.

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

	Asset Allocation
	2018	2017
Equity securities	30%	35%
Debt securities	66%	64%
Cash and cash equivalents, and other	4%	1%
	100%	100%

The Company segregated its plan assets by the following major categories and level for determining their fair value as of December 29, 2018 and December 30, 2017. All plan assets that are valued using the net asset value per share (“NAV”) practical expedient have not been included within the fair value hierarchy but are separately disclosed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents – Carrying value approximates fair value. As such, these assets were classified as Level 1. The Company also invests in certain short-term investments which are valued using the amortized cost method and at NAV.

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

Insurance Contracts and other – This category includes insurance contracts that are valued by the re-insurer with the valuation inputs being not highly observable and traded on an open market. Accordingly, insurance contracts was categorized as Level 3. Additionally, this category includes other assets and liabilities including futures or swaps valued at NAV.

For any Level 2 and Level 3 plan assets, management reviews significant investments on a periodic basis including investigation of unusual fluctuations in price or returns and obtaining an understanding of the pricing methodology to assess the reliability of third-party pricing estimates.

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

The following table presents the Company’s pension plan assets measured at fair value by classification within the fair value hierarchy as of December 29, 2018:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	NAV	Total
Equities	$1,361	$—	$—	$19,528	$20,889
Fixed income	3,336	—	—	43,134	46,470
Insurance contracts and other	—	—	632	1,161	1,793
Cash and cash equivalents	702	—	—	823	1,525
Total pension plan assets	$5,399	$—	$632	$64,645	$70,676

The following table presents the Company’s pension plan assets measured at fair value by classification within the fair value hierarchy as of December 30, 2017:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	NAV	Total
Equities	$1,031	$—	$—	$16,032	$17,063
Fixed income	8,088	—	—	22,568	30,656
Cash and cash equivalents	173	—	—	231	404
Total pension plan assets	$9,292	$—	$—	$38,831	$48,123

Defined Contribution Plan

The Company also maintains a 401(k) savings plan covering substantially all U.S. employees. The Company matches 100% of the employee’s annual contributions for the first 4% of the employee’s eligible compensation. The Company may provide an additional discretionary match to participants and made discretionary matches of 2% of the employee’s eligible compensation for each of the years ended December 29, 2018, December 30, 2017 and December 31, 2016. Employees are immediately vested in their contributions plus actual earnings thereon, as well as the Company contributions. Company matching contributions amounted to $4.5 million, $3.5 million, and $3.2 million in 2018, 2017, and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-qualified Supplemental Retirement and Savings Plan

The Company has a non-qualified Supplemental Retirement and Savings Plan which provides additional retirement benefits for certain management employees and named executive officers by allowing participants to defer a portion of their annual compensation. The Company maintains accounts for participants through which participants make investment elections. The investments are subject to the claims of the Company’s creditors and the Company is responsible for the payment of all benefits under the plan from its general assets. As of December 29, 2018, there was $9.1 million of marketable securities related to the plan included in Other assets and $9.1 million of accrued compensation benefits included in Other long-term liabilities. The marketable securities are classified as Level 1 under the fair value hierarchy as they are maintained in mutual funds with readily determinable fair value. The Company made matching contributions to the plan of $0.4 million in 2018.

12. Stock-Based Compensation

Equity Plans: The Company has equity-based compensation plans authorizing the granting of stock options, restricted shares, restricted share units, performance shares and other stock rights to employees and directors. As of December 29, 2018, there were 1.4 million shares available for issuance of future awards under the Company’s equity-based compensation plans.

Stock options generally vest over a three, four or five-year period and are exercisable over either a seven or ten-year period commencing from the date of the grant. Restricted shares and share units granted by the Company generally vest over three to four years. Stock options and restricted share units may have accelerated vesting upon meeting certain qualified conditions.

Upon completion of the IXYS acquisition, IXYS outstanding options were assumed by the Company and converted into options of 499,027 shares. The Company recognized approximately $11.9 million of stock compensation expense related to IXYS stock options converted to Littelfuse stock options during the fiscal year ended December 29, 2018, of which $4.5 million was recognized immediately as it related to prior service periods. See Note 2, Acquisitions and Dispositions, for further discussion.

The following table provides a reconciliation of outstanding stock options for the fiscal year ended December 29, 2018.

	Shares Under Option	Weighted Average Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (000’s)
Outstanding December 30, 2017	404,301	$110.04
Granted	78,721	192.59
IXYS converted awards	499,027	92.52
Exercised	(296,914)	87.85
Forfeited	(15,779)	120.59
Outstanding December 29, 2018	669,356	116.29	5.4	$36,494
Exercisable December 29, 2018	420,422	100.14	4.8	28,542

The following table provides a reconciliation of non-vested restricted share and share unit awards for the fiscal year ended December 29, 2018.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested December 30, 2017	199,693	$130.40
Granted	77,430	194.39
Vested	(104,062)	123.45
Forfeited	(12,267)	144.84
Nonvested December 29, 2018	160,794	164.61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of options exercised during 2018, 2017, and 2016 was $38.3 million, $2.2 million, and $13.3 million, respectively. The total fair value of shares vested was $20.8 million, $15.0 million, and $10.7 million for 2018, 2017, and 2016, respectively. The total amount of share-based liabilities paid was $1.1 million, $0.9 million and $0.6 million for 2018, 2017, and 2016, respectively.

The Company recognizes compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the awards. At December 29, 2018, the unrecognized compensation cost for options and restricted shares was $22.0 million before tax, and will be recognized over a weighted average period of 1.8 years. Compensation cost included as a component of cost of sales, research and development and selling, general, and administrative expenses for all equity compensation plans discussed above was $28.2 million, $17.3 million, and $12.8 million for 2018, 2017, and 2016, respectively. The total income tax benefit recognized in the Consolidated Statements of Net Income was $6.0 million, $6.0 million and $4.4 million for 2018, 2017, and 2016, respectively.

The Company uses the Black-Scholes option valuation model to determine the fair value of awards granted. The weighted average fair value of and related assumptions for options granted are as follows:

	2018	2017	2016
Weighted average fair value of options granted	$45.19	$30.77	$26.06
Assumptions:
Risk-free interest rate	2.79%	1.79%	1.37%
Expected dividend yield	0.77%	0.86%	0.97%
Expected stock price volatility	25.0%	23.0%	26.0%
Expected life of options (years)	4.4	4.4	4.6

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

Share Repurchase Program
The Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a program for the period May 1, 2018 to April 30, 2019. During the fiscal year 2018, the Company repurchased 391,972 shares of its common stock.

As of February 18, 2019, the Company has repurchased 79,916 shares of its common stock since the fiscal year ended December 29, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Other Comprehensive (Loss) Income

Changes in other comprehensive (loss) income by component for fiscal years 2018, 2017, and 2016 were as follows:

	Fiscal Year Ended
	December 29, 2018			December 30, 2017			December 31, 2016
(in thousands)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Defined benefit pension plan adjustments	$924	$47	$877	$1,532	$385	$1,147	$(4,563)	$(1,302)	$(3,261)
Unrealized loss on investments	—	—	—	(974)	—	(974)	(815)	—	(815)
Foreign currency translation adjustments	(25,338)	—	(25,338)	10,738	—	10,738	(24,832)	—	(24,832)
Total change in other comprehensive (loss) income	$(24,414)	$47	$(24,461)	$11,296	$385	$10,911	$(30,210)	$(1,302)	$(28,908)

Accumulated Other Comprehensive Income (Loss) (“AOCI”): The following table sets forth the changes in the components of AOCI by component for fiscal years 2018, 2017, and 2016:

(in thousands)	Pension and postretirement liability and reclassification adjustments	Gain (loss) on investments	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Balance at January 2, 2016	$(8,722)	$11,584	$(48,533)	$(45,671)
2016 activity	(3,261)	(815)	(24,832)	(28,908)
Balance at December 31, 2016	(11,983)	10,769	(73,365)	(74,579)
2017 activity	1,147	(974)	10,738	10,911
Balance at December 30, 2017	(10,836)	9,795	(62,627)	(63,668)
Cumulative effect adjustment (a)	—	(9,795)	—	(9,795)
2018 activity	877	—	(25,338)	(24,461)
Balance at December 29, 2018	$(9,959)	$—	$(87,965)	$(97,924)

(a)
The Company adopted ASU 2016-01 on December 31, 2017 on a modified retrospective basis, recognizing the cumulative effect as a $9.8 million increase to retained earnings. See Note 1, Summary of Significant Accounting Policies and Other Information, for further discussion.

Amounts reclassified from accumulated other comprehensive (loss) income to earnings for fiscal years 2018, 2017, and 2016 were as follows:

	Fiscal Year Ended
(in thousands)	December 29, 2018	December 30, 2017	December 31, 2016
Pension and postemployment plans:
Amortization of prior service	$291	$337	$306
Settlement loss/curtailment (gain)	238	(25)	(36)
Total	$529	$312	$270

The Company recognizes the amortization of prior service costs and settlement loss and curtailment gain in other income, net within the Consolidated Statements of Net Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes

On December 22, 2017, the U.S. enacted legislation referred to as the "Tax Act". Among other things, the Tax Act reduces the U.S. corporate federal income tax rate from 35% to 21%, adds base broadening provisions which limit deductions and address excessive international tax planning, imposes a Toll Charge on accumulated earnings of certain non-U.S. subsidiaries and enables repatriation of earnings of non-U.S. subsidiaries free of U.S. federal income tax. Other than the Toll Charge (which, except for the IXYS impact, was applicable to the Company for 2017), the provisions are generally applicable to the Company in 2018 and beyond.

In accordance with the guidance provided in SEC SAB No. 118, in the fourth quarter of 2017 the Company recorded a charge of $47.0 million as a provisional reasonable estimate of the impact of the Tax Act, including $49.0 million for the Toll Charge net of $2.0 million for other net tax benefits. In the fourth quarter of 2018, within the measurement period outlined in SAB No. 118, the Company finalized its estimates of the impact of the Tax Act as of December 30, 2017 and recorded a charge of $3.2 million, including $2.3 million for the Toll Charge and $0.9 million for the net impact of other items. In addition, the Company recorded $7.0 million for the Toll Charge associated with IXYS as part of the IXYS acquisition purchase price allocation. This was reflected in the opening balance sheet as an increase to goodwill and other long-term liabilities.

Although certain administrative guidance has been issued, including final and proposed regulations, the appropriate application of many provisions of the Tax Act remain uncertain. The Company used its best judgment as to the application of these provisions in determining its final estimates of the impact of the Tax Act as of December 30, 2017, the Toll Charge associated with the IXYS acquisition as well as the Company’s income tax expense for the year ended December 29, 2018. Adjustments to income tax expense may be necessary in future periods if provisions of the Tax Act, and their interaction with other provisions of the U.S. Internal Revenue Code, are interpreted differently than interpretations made by the Company, whether through issuance of additional administrative guidance, or through further review of the Tax Act by the Company and its advisors. In this regard, on January 15, 2019, final regulations were issued addressing the Toll Charge (replacing the proposed regulations issued in August of 2018). The Company is evaluating these final regulations and has yet to determine their impact.

The Company has elected to pay the 2017 Littelfuse Toll Charge and will elect to pay the 2018 IXYS Toll Charge over the eight-year period prescribed by the Tax Act. The long-term portion of these Toll Charges totaling $28.8 million (which includes the Littelfuse and IXYS Toll Charges, partially offset by foreign tax credits, the tax benefit of current year losses and the actual 2018 and anticipated 2019 annual installment payments) is recorded in Other long-term liabilities on the Consolidated Balance Sheet as of December 29, 2018. The anticipated 2019 annual installment payments are included in accrued income taxes.

One of the base broadening provisions of the Tax Act is commonly referred to as the “GILTI” provisions. In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the year ended December 29, 2018, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

Domestic and foreign income (loss) before income taxes is as follows:

(in thousands)	2018	2017	2015
Domestic	$(49,995)	$(20,496)	$(9,563)
Foreign	254,937	224,533	132,837
Income before income taxes	$204,942	$204,037	$123,274

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal, state and foreign income tax expense (benefit) consists of the following:

(in thousands)	2018	2017	2016
Current:
Federal	$(3,193)	$34,060	$(3,992)
State	119	450	(648)
Foreign	48,130	32,945	28,695
Subtotal	45,056	67,455	24,055
Deferred:
Federal and State	(3,896)	16,562	(1,594)
Foreign	(783)	501	(3,675)
Subtotal	(4,679)	17,063	(5,269)
Provision for income taxes	$40,377	$84,518	$18,786

The current federal tax benefit for 2018 includes the benefit of current year losses (which served to partially offset the amount of the IXYS Toll Charge that would otherwise have been payable).

The current federal and state income tax expense for 2017 includes the preliminary estimate of $49 million for the Toll Charge as discussed above, partially offset by $13.0 million of foreign tax credits.

The current federal tax benefit for 2016 includes an estimated $3.0 million benefit as a result of the carry-back of the 2016 U.S. federal net operating loss to the 2014 tax year.

A reconciliation between income taxes computed on income before income taxes at the federal statutory rate and the provision for income taxes is provided below:

(in thousands)	2018	2017	2016
Tax expense at statutory rate of 21% (35% for 2017 and 2016)	$43,038	$71,413	$43,146
2017 Toll Charge (and 2018 adjustment)	2,278	49,000	—
Provisional Tax Act impact other than Toll Charge (and 2018 adjustment)	966	(1,962)	—
Net impact associated with the GILTI tax provisions	5,075	—	—
State and local taxes, net of federal tax benefit	(1,238)	292	(415)
Non-U.S. income tax rate differential	(20,472)	(47,077)	(25,471)
Impairment of goodwill without tax benefit	—	—	3,088
Tax on unremitted earnings	4,660	12,202	2,747
Non-U.S. losses and expenses with no tax benefit	3,107	—	—
Nondeductible professional fees	1,001	1,240	313
Tax deduction for stock of foreign subsidiary	—	—	(3,896)
Other, net	1,962	(590)	(726)
Provision for income taxes	$40,377	$84,518	$18,786

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting bases and the tax bases of the company’s assets and liabilities. Significant components of the company’s deferred tax assets and liabilities at December 29, 2018 and December 30, 2017, are as follows:

(in thousands)	2018	2017
Deferred tax assets:
Accrued expenses and reserves	$35,597	$24,094
Foreign tax credit carryforwards	1,506	1,053
Other U.S. tax attribute carryforwards	1,539	—
Accrued restructuring	60	156
Capital loss carryforwards	47	3,165
Domestic and non-U.S. net operating loss and credit carryforwards	8,613	5,778
Gross deferred tax assets	47,362	34,246
Less: Valuation allowance	(4,794)	(6,203)
Total deferred tax assets	42,568	28,043

Deferred tax liabilities:
Excess of book basis over the tax basis of assets	74,410	21,254
Tax on unremitted earnings	12,681	12,000
Total deferred tax liabilities	87,091	33,254
Net deferred tax liabilities	$44,523	$5,211

The deferred tax asset valuation allowance is related to certain net operating loss and credit carryforwards which are not expected to be realized. The remaining net operating loss and credit carryforwards either have no expiration date or are expected to be utilized prior to expiration (which begin expiring in 2021). The deferred tax asset valuation allowance as of December 30, 2017 also included amounts related to a capital loss carryforward which expired in 2018. No deferred tax asset nor valuation allowance has been recorded for certain U.S. and non-U.S. net operating loss carryforwards for which the possibility of usage has been determined to be remote.

The Company paid income taxes of $46.2 million, $31.8 million, and $35.6 million in 2018, 2017, and 2016, respectively, and received income tax refunds of and $4.3 million and $13.7 million in 2018 and 2017, respectively.

Deferred income taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those non-U.S. subsidiaries for which such excess is considered to be permanently reinvested in those operations. The Company believes the determination of the amount of such deferred income taxes is impractical as it would depend upon income tax laws and circumstances at the time of the hypothetical distributions or dispositions. As of December 29, 2018, unremitted earnings of the Company’s non-U.S. subsidiaries was approximately $815 million. A distribution of such earnings will generally not be subject to U.S. federal income tax. The Company recognized deferred tax liabilities of $12.7 million ($12.5 million for non-U.S. taxes net of related U.S. foreign tax credits, and $0.2 million for U.S. state taxes) as of December 29, 2018 and $12.0 million ($11.8 million for non-U.S. taxes and $0.2 million for U.S. state taxes) as of December 30, 2017, related to taxes on certain non-U.S. earnings which are not considered to be permanently reinvested. Some of these non-U.S. taxes will provide a U.S. federal income tax benefit as a foreign tax credit, and the amounts as of December 29, 2018 are net of such benefit (some of which was recorded as part of finalizing the provisional reasonable estimate of the impact of the Tax Act). Due to the uncertainty in regard to the Tax Act’s provisions, no benefit was recorded for these foreign tax credits as of December 30, 2017.

The Company has three subsidiaries in China which benefit from lowered income tax rates due to “tax holidays” which apply for three-year periods, subject to extension. One such tax holiday, which had expired in 2018, was extended in the fourth quarter of 2018, retroactive to the beginning of the year. Such tax holidays contributed $6.1 million in tax benefits, or $0.24 per diluted share, during 2018, with similar amounts expected in future years while such tax holidays are in effect.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 29, 2018, December 30, 2017, and December 31, 2016 is as follows:

(in thousands)	Unrecognized Tax Benefits
Balance at December 31, 2016	$8,617
Additions for tax positions taken in the current year	370
Other	(1,327)
Balance at December 30, 2017	$7,660
Additions for tax positions taken in the current year	2,929
Additions for tax positions related to the pre-acquisition periods of acquired subsidiaries	9,394
Decreases due to a lapse in the statute of limitations	(1,257)
Other	(467)
Balance at December 29, 2018	$18,259

The company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. The company recognized interest expense of $1.5 million (net of a $0.3 million decrease due to a lapse in the statute of limitations), $0.9 million, and $0.9 million in 2018, 2017, and 2016, respectively. Accrued interest included in Other long-term liabilities within the Consolidated Balance Sheets was $5.9 million and $3.3 million as of December 29, 2018 and December 30, 2017, respectively.

The amount of unrecognized tax benefits at December 29, 2018 was $18.3 million. This total represents the net amount of tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Of this amount, approximately $3.5 million may be recognized in 2019 based upon the possible lapse in the statute of limitations. None of the positions included in unrecognized tax benefits are related to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.

The U.S. federal statute of limitations remains open for the Company for the 2014 tax year and later years, although the Company has been audited for the 2014 through 2016 tax years and the audit concluded in 2018 with no significant adjustments. The U.S. federal statute of limitations remains open for IXYS pre-acquisition tax periods ending March 31, 2016, March 31, 2017 and January 17, 2018. Non-U.S. and U.S. state statutes of limitations generally range from three to seven years, although certain jurisdictions do not have a statute expiration. Non-U.S. tax examinations occur from time to time, including examinations currently in process in Italy, the Philippines and Hong Kong. The company does not expect to recognize a significant amount of additional tax expense as a result of concluding these examinations.

15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	2018	2017	2016
Numerator:
Net income as reported	$164,565	$119,519	$104,488

Denominator:
Weighted average shares outstanding
Basic	24,870	22,687	22,559
Effect of dilutive securities	365	244	168
Diluted	25,235	22,931	22,727

Earnings Per Share:
Basic earnings per share	$6.62	$5.27	$4.63
Diluted earnings per share	$6.52	$5.21	$4.60

Potential shares of common stock attributable to stock options excluded from the earnings per share calculation because their effect would be anti-dilutive were 42,305, 37,443, and 53,448 shares in 2018, 2017, and 2016, respectively.

On January 17, 2018, the Company acquired IXYS through a combination of cash, Littelfuse common stock, and the value of converted, or cash settled IXYS equity awards. The Company issued approximately 2.1 million shares of Littelfuse common stock and converted IXYS equity awards into approximately 0.5 million Littelfuse equity awards.

16. Segment Information

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

•
Electronics Segment: Consists of one of the broadest product offerings in the industry, including fuses and fuse accessories, positive temperature coefficient (“PTC”) resettable fuses, polymer electrostatic discharge (“ESD”) suppressors, varistors, reed switch based magnetic sensing, gas discharge tubes; semiconductor and power semiconductor products such as discrete transient voltage suppressor (“TVS”) diodes, TVS diode arrays, protection and switching thyristors, silicon carbide, metal-oxide-semiconductor field-effect transistors (“MOSFETs”) and silicon carbide diodes; and insulated gate bipolar transistors (“IGBT”) technologies. The segment covers a broad range of end markets, including industrial and automotive electronics, electric vehicle infrastructure, data and telecommunications, medical devices, LED lighting, consumer electronics and appliances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Automotive Segment: Consists of a wide range of circuit protection, power control and sensing technologies for global original equipment manufacturers (“OEMs”), Tier-I suppliers and parts distributors in passenger car, heavy duty truck, off-road vehicles, material handling, agricultural, construction and other commercial vehicle industries. Passenger car fuse products include fuses and fuse accessories for internal combustion engine vehicles and hybrid and electric vehicles including blade fuses, battery cable protectors, resettable fuses, high-current fuses, and high-voltage fuses. Commercial vehicle products include fuses, switches, relays, and power distribution modules for the commercial vehicle industry. Automotive sensor products include a wide range of automotive and commercial vehicle products designed to monitor the passenger compartment occupants, safety and environment as well as the vehicle’s powertrain, emissions, speed and suspension.

•
Industrial Segment: Consists of power fuses, protection relays and controls and other circuit protection products for use in various industrial applications such as oil, gas, mining, alternative energy - solar and wind, electric vehicle infrastructure, construction, HVAC systems, elevator and other industrial equipment.

The Company has provided this segment information for all comparable prior periods. Segment information is summarized as follows:

(in thousands)	2018	2017	2016
Net sales
Electronics	$1,124,296	$661,928	$535,191
Automotive	479,791	453,227	415,200
Industrial	114,381	106,379	105,768
Total net sales	$1,718,468	$1,221,534	$1,056,159

Depreciation and amortization
Electronics	$61,779	$35,215	$29,141
Automotive	23,333	22,459	18,107
Industrial	5,661	5,337	5,889
Other	12,420	—	—
Total depreciation and amortization	$103,193	$63,011	$53,137

Operating income (loss)
Electronics	$241,426	$155,880	$117,088
Automotive	54,982	62,571	59,905
Industrial	17,335	10,334	3,615
Other(a)	(88,694)	(10,274)	(49,964)
Total operating income	225,049	218,511	130,644
Interest expense	22,569	13,380	8,628
Foreign exchange (gain) loss	(863)	2,376	472
Other income, net	(1,599)	(1,282)	(1,730)
Income before income taxes	$204,942	$204,037	$123,274

(a) Included in “Other” Operating income (loss) for 2018 is $88.7 million of charges primarily related to the IXYS acquisition, which include $36.9 million of purchase accounting inventory step-up charges, $18.7 million in acquisition-related and integration costs primarily related to legal, accounting and other expenses, $12.4 million in backlog amortization costs, $8.3 million of employee termination costs, impairment and other restructuring charges, and $4.5 million in stock compensation expense recognized immediately upon close for converted IXYS options related to prior service periods and $2.1 million change in control expense related to IXYS. In addition, there were $5.8 million of employee termination costs, impairment and other restructuring charges and acquisition-related expenses for other contemplated acquisitions which included $1.1 million of charges associated with the exit of the Custom business in the second quarter.

Included in “Other” Operating income (loss) for 2017 are costs related to acquisition and integration costs associated with the Company’s completed and pending acquisitions in 2017 ($8.0 million in Cost of sales ("COS") and Selling, general, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

administrative expenses (“SG&A”), and charges related to restructuring and production transfers in the Company’s Asia operations ($2.2 million in SG&A).

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

The Company’s net sales, long-lived assets and additions to long-lived assets by country for the fiscal years ended 2018, 2017, and 2016 are as follows:

(in thousands)	2018	2017	2016
Net sales
United States	$511,544	$383,025	$356,674
China	468,174	321,111	263,701
Other countries(a)	738,750	517,398	435,784
Total net sales	$1,718,468	$1,221,534	$1,056,159

Long-lived assets
United States	$58,691	$23,490	$23,731
China	95,806	86,866	65,345
Mexico	70,495	62,510	52,262
Germany	36,548	1,082	1,313
Philippines	32,459	31,129	33,345
Other countries	45,895	45,500	41,179
Total long-lived assets	$339,894	$250,577	$217,175

Additions to long-lived assets
United States	$5,567	$3,518	$4,694
China	29,286	32,775	13,181
Mexico	18,723	19,395	15,667
Germany	5,208	93	965
Philippines	7,605	2,979	5,096
Other countries	8,364	7,165	6,625
Total additions to long-lived assets	$74,753	$65,925	$46,228

(a)	Each country included in other countries are less than 10% of net sales.

For the year ended December 29, 2018, approximately 70% of the Company’s net sales were to customers outside the United States (exports and foreign operations), including approximately 27% to China. For the year ended December 30, 2017, approximately 69% of the Company's net sales were to customers outside the United States (exports and foreign operations), including approximately 26% to China. For the year ended December 31, 2016, approximately 66% of the Company's net sales were to customers outside the United States (exports and foreign operations), including approximately 25% to China. Sales to Arrow Electronics, Inc., which were included in the Electronics, Automotive, and Industrial segments, were 10.7% and 10.6% of consolidated net sales in 2018 and 2017, respectively, but less than 10% for 2016. No other single customer accounted for more than 10% of net sales during the last three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Selected Quarterly Financial Data (Unaudited)

The quarterly periods for 2018 are for the 13-weeks ended December 29, 2018, September 29, 2018, June 30, 2018, and March 31, 2018, respectively. The quarterly periods for 2017 are for the 13-weeks ended December 30, 2017, September 30, 2017, July 1, 2017, and April 1, 2017, respectively.

(in thousands, except per share data)
	2018				2017
	4Q(a)	3Q(b)	2Q(c)	1Q(d)	4Q(e)	3Q(f)	2Q(g)	1Q(h)
Net sales	$402,281	$439,191	$459,183	$417,813	$304,849	$317,889	$313,355	$285,441
Gross profit	154,337	179,594	168,987	149,623	126,624	133,651	132,608	113,650
Operating income	51,628	76,228	59,622	37,571	50,780	58,609	60,270	48,852
Net income/(loss)	32,665	53,546	42,326	36,029	(10,819)	42,808	48,638	38,891
Net income/(loss) per share
Basic	$1.31	$2.13	$1.69	$1.48	$(0.48)	$1.88	$2.13	$1.71
Diluted	$1.29	$2.10	$1.67	$1.45	$(0.48)	$1.87	$2.11	$1.69

(a)In the fourth quarter of 2018, the Company recorded an estimated one-time tax charge of $3.2 million related to the finalization of 2017 provisional reasonable estimate in connection with the Tax Act, partially offset by a $1.5 million benefit for previously unrecognized tax benefits in respect of which the statute of limitation has expired, $3.7 million in backlog amortization expense from the IXYS acquisition, $3.2 million in acquisition-related and integration costs and $2.4 million in restructuring, impairment and other costs.

(b)In the third quarter of 2018, the Company recorded $5.2 million in restructuring and impairment charges, $3.1 million in backlog amortization expense from the IXYS acquisition and $2.9 million in acquisition-related and integration costs.

(c)In the second quarter of 2018, the Company recorded $19.0 million for purchase accounting inventory adjustments associated with the acquisition of IXYS, $4.2 million in restructuring and impairment charges, $3.1 million in backlog amortization expense from the IXYS acquisition and $2.4 million in acquisition-related and integration costs.

(d)In the first quarter of 2018, the Company recorded $17.9 million for purchase accounting inventory adjustments associated with the acquisition of IXYS, $11.7 million in acquisition-related and integration costs, $4.5 million of stock compensation expense recognized immediately upon close for converted IXYS options related to prior services periods, $2.5 million in backlog amortization expense, $2.1 million expense related to change in control and $0.8 million in restructuring costs.

(e)In the fourth quarter of 2017, the Company recorded an estimated one-time tax charge of $49.0 million for the enactment of the Tax Act for deemed repatriation of unremitted earnings of foreign subsidiaries, $1.4 million in acquisition-related and integration costs and $0.7 million in restructuring and production costs related to the transfer of Asian operations.

(f)In the third quarter of 2017, the Company recorded $4.8 million in acquisition-related and integration costs and $1.5 million in restructuring and production costs related to the transfer of Asian operations.

(g)In the second quarter of 2017, the Company recorded $0.3 million in acquisition-related and integration costs.

(h)In the first quarter of 2017, the Company recorded $1.5 million in acquisition-related and integration costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Related Party Transactions

As a result of the Company’s acquisition of IXYS, the Company has equity ownerships in various investments that are accounted for under the equity method. The following is a description of the investments and related party transactions.

Powersem GmbH: The Company owns 45% of the outstanding equity of Powersem GmbH (“Powersem”), a module manufacturer based in Germany. For the year ended December 29, 2018, the Company recorded revenues of $0.7 million from sales of products to Powersem for use as components in their products. For the fiscal year ended December 29, 2018, the Company purchased $4.5 million of products from Powersem. At December 29, 2018, the trade receivable balance from Powersem was $0.1 million and the accounts payable balance to Powersem was $0.2 million.

EB Tech Ltd.: The Company owns approximately 20% of the outstanding equity of EB Tech Ltd. (“EB Tech”), a company with expertise in radiation technology based in South Korea. For the year ended December 29, 2018, EB Tech rendered processing services for the Company totaling $0.5 million. As of December 29, 2018, the Company’s accounts payable balance to EB Tech was $0.1 million.

Automated Technology, Inc.: The Company owns approximately 24% of the outstanding common shares of Automated Technology, Inc. (“ATEC”), a supplier located in the Philippines that provides assembly and test services. For the year ended December 29, 2018, ATEC rendered assembly and test services to the Company totaling $9.9 million. As of December 29, 2018, the Company’s accounts payable balance to ATEC was $0.5 million.

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

As required by SEC Rule 15d-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to SEC Rule 13a-15 as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2018.

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

The Company’s management, including the its Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2018, based upon the updated framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013. Based on this assessment, the Company’s management concluded that, as of December 29, 2018, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the 12 months or fiscal quarter ended December 29, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Except as set forth below, the information required by this item will be contained in the Company’s Proxy Statement related to our 2019 Annual Meeting of Stockholders (the "proxy statement") and is incorporated herein by reference.

Information concerning directors and nominees for director is set forth in the section titled “Proposal No. 1 Election of Directors” in the Company’s proxy statement and is incorporated herein by reference.

Information concerning the Company’s Audit Committee and Audit Committee financial expert is set forth in the section titled “Director Independence; Financial Experts” in the Company's proxy statement and is incorporated herein by reference.

Information concerning the procedures by which security holders may recommend nominees to the Company’s Board of Directors is set forth in the section titled “Director Nomination” in the Company’s proxy statement and is incorporated herein by reference.

Information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is set forth in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement and is incorporated herein by reference.

Executive Officers of the Registrant.

The executive officers of the Company are as follows:

Name	Age	Position
David W. Heinzmann	55	President and Chief Executive Officer
Meenal A. Sethna	49	Executive Vice President and Chief Financial Officer
Ryan K. Stafford	51	Executive Vice President, Chief Legal and Human Resources Officer and Corporate Secretary
Matthew J. Cole	47	Senior Vice President, Business Development and Strategy
Alexander Conrad	53	Senior Vice President, Passenger Vehicle Business
Ian Highley	55	Senior Vice President and General Manager, Semiconductor Products and Chief Technology Officer
Deepak Nayar	59	Senior Vice President and General Manager, Electronics and Industrial Business
Michael P. Rutz	47	Senior Vice President and General Manager, Semiconductor Products

David W. Heinzmann, President and Chief Executive Officer and a member of the Board of Directors. Mr. Heinzmann began his career at Littelfuse in 1985 as a manufacturing engineer and has held positions of increasing responsibility since that time, including Vice President, Global Operations, from 2007 to 2014, and Chief Operating Officer from 2014 until assuming his current position in 2017.

Meenal A. Sethna, Executive Vice President and Chief Financial Officer. Ms. Sethna joined Littelfuse in 2015 as Senior Vice President of Finance until assuming her current position in 2016. Prior to joining Littelfuse, Ms. Sethna served from 2011 to 2015 as Vice President and Corporate Controller of Illinois Tool Works Inc., a diversified manufacturer of specialized industrial equipment, consumables, and related service businesses. Ms. Sethna is a Certified Public Accountant in Illinois.

Ryan K. Stafford, Executive Vice President, Chief Legal and Human Resources Officer and Corporate Secretary. Mr. Stafford joined Littelfuse as its first General Counsel in 2007 and became Corporate Secretary in 2017. Prior to joining Littelfuse, Mr. Stafford served in a number of roles at Tyco International Ltd., including Vice President of China Operations and Vice President & General Counsel for its Engineered Products & Services Business Segment.

Matthew J. Cole, Senior Vice President, Business Development and Strategy. Mr. Cole joined Littelfuse in 2015 as Senior Vice President and General Manager, Industrial Business Unit, and held that position until assuming his current position in February 2019. Prior to joining Littelfuse, Mr. Cole served from 2009 to 2015 as Vice President and General Manager of the Advanced Measurement Technology division of AMETEK, a global leader in electronic instruments and electromechanical devices.

Alexander Conrad, Senior Vice President and General Manager, Passenger Vehicle Business. Mr. Conrad joined Littelfuse in 2005 as Sales Manager, Germany & Eastern Europe. He then held various positions of increasing responsibility at Littelfuse including Sales Director EMEA; Global Director of Sales; Managing Director, Passenger Car Products from 2013 to 2014; and Vice President, Passenger Car Products, from 2015 until assuming his current position in July 2018.

Ian Highley, Senior Vice President and General Manager, Semiconductor Products and Chief Technology Officer. He joined Littelfuse in 2002 as Product Line Director, Semiconductor Products. Mr. Highley then held various positions of increasing responsibility at Littelfuse including General Manager, Semiconductor Products, and from 2012 until assuming his current position in 2015, Vice President and General Manager, Semiconductor Products.

Deepak Nayar, Senior Vice President and General Manager, Electronics and Industrial Business. Mr. Nayar joined Littelfuse in 2005 as Business Line Director of the Electronics Business Unit. He then held various positions of increasing responsibility at Littelfuse including Vice President, Global Sales, Electronics Business Unit, and from 2011 until assuming his current position in February 2019, Senior Vice President, Electronics Business Unit.

Michael P. Rutz, Senior Vice President and General Manager, Semiconductor Products. He shares this role with Mr. Highley. Mr. Rutz joined Littelfuse in 2014 as Vice President of Supply Chain and Operational Excellence. Mr. Rutz then served as Senior Vice President of Global Operations from 2015 until assuming his current position in February 2019. Prior to joining Littelfuse, Mr. Rutz served from 2011 to 2014 as Senior Vice President Global Supply Chain at WMS Industries Inc., a Chicago-based manufacturer of equipment and software for the gaming industry.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information concerning compensation of the Company’s executive officers and directors for the fiscal year ended December 29, 2018, is set forth in the sections titled “Compensation Discussion & Analysis,” “Compensation Tables” and “Director Compensation” in the Company’s proxy statement and is incorporated herein by reference, except the section titled “Compensation Committee Report” is hereby “furnished” and not “filed” with this Annual Report on Form 10-K.

Information concerning compensation committee interlocks is set forth in the section titled “Compensation Committee Interlocks and Insider Participation” in the Company’s proxy statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning the security ownership of certain beneficial owners, the Company’s directors and executive officers as of March1, 2019, is set forth in the section titled “Ownership of Littelfuse, Inc. Common Stock” in the Company’s proxy statement and is incorporated herein by reference.

Information concerning the Company’s equity compensation plans are set forth in the section titled “Compensation Plan Information” in the Company’s proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information concerning the independence of the Company’s directors, certain relationships and related transactions during 2018 and the Company’s policies with respect to such transactions is set forth in the sections titled "Director Independence; Financial Experts", “Related Person Transaction Policy” and “Related Party Transactions” in the Company’s proxy statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information concerning principal accountant fees and services is set forth in the section titled “Audit Related Matters” in the Company’s proxy statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)Financial Statements and Schedules

			Page
1.	The following Financial Statements are filed as a part of this report:
	i.	Reports of Independent Registered Public Accounting Firms	36 - 37
	ii.	Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017	38
	iii.	Consolidated Statements of Net Income for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016	39
	vi.	Consolidated Statements of Comprehensive Income for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016	40
	v.	Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016	41
	vi.	Consolidated Statements of Equity for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016	42
	vii.	Notes to Consolidated Financial Statements	43 - 82

2.	The following Financial Statement Schedule is submitted herewith for the periods indicated therein.
	i.	Schedule II - Valuation and Qualifying Accounts and Reserves	88

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits. See Exhibit Index		90

Item 16. FORM 10-K SUMMARY

None.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Charged to Costs and Expenses (a)	Deductions (b)	Other (c)	Balance at End of Year
(in thousands)
Fiscal year ended December 29, 2018
Allowance for losses on accounts receivable	$1,172	$319	$(557)	$128	$1,062
Reserves for sales discounts and allowances	$26,344	$124,638	$(118,438)	$2,432	$34,976

Fiscal year ended December 30, 2017
Allowance for losses on accounts receivable	$2,079	$3,068	$(4,070)	$95	$1,172
Reserves for sales discounts and allowances	$23,825	$106,781	$(104,941)	$679	$26,344

Fiscal year ended December 31, 2016
Allowance for losses on accounts receivable	$319	$1,769	$(42)	$33	$2,079
Reserves for sales discounts and allowances	$17,168	$91,632	$(90,837)	$5,862	$23,825

(a)	Includes provision for doubtful accounts, sales returns and sales discounts granted to customers.

(b)	Represents uncollectible accounts written off, net of recoveries and credits issued to customers.

(c)	Represents business acquisitions and foreign currency translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littelfuse, Inc.

By: /s/ David W. Heinzmann
David W. Heinzmann,
President and Chief Executive Officer

Date: February 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 22, 2019 and in the capacities indicated.

/s/ Gordon Hunter	Chairman of the Board of Directors
Gordon Hunter

/s/ David W. Heinzmann	Director, President and Chief Executive Officer
David W. Heinzmann	(Principal Executive Officer)

/s/ Kristina A. Cerniglia	Director
Kristina A. Cerniglia

/s/ Tzau-Jin Chung	Director
Tzau-Jin Chung

/s/ Cary T. Fu	Director
Cary T. Fu

/s/ Anthony Grillo	Director
Anthony Grillo

/s/ John E. Major	Director
John E. Major

/s/ William P. Noglows	Director
William P. Noglows

/s/ Ronald L. Schubel	Director
Ronald L. Schubel

/s/ Nathan Zommer	Director
Nathan Zommer

/s/ Meenal A. Sethna	Executive Vice President and Chief Financial Officer
Meenal A. Sethna	(Principal Financial Officer)

/s/ Jeffrey G. Gorski	Corporate Controller and Chief Accounting Officer
Jeffrey G. Gorski	(Principal Accounting Officer)

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 0-20388) are incorporated herein by reference:

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
2.1+	Stock Purchase Agreement, dated as of April 15, 2013, by and among Littelfuse, Inc. and Key Safety Systems, Inc.	8-K	2.1	4/15/2013	0-20388
2.2+	Stock and Asset Purchase Agreement, dated November 7, 2015, by and between Littelfuse, Inc. and TE Connectivity Ltd.	8-K	2.1	11/12/2015	0-20388
2.3+
Agreement and Plan of Merger, dated August 25, 2017, as amended by Amendment No. 1, dated December 4, 2017, by and among IXYS Corporation, Littelfuse, Inc., Iron Merger Co., Inc., and IXYS Merger Co., LLC.
		S-4/A	Annex A	12/11/2017	333-22114
3.1	Certificate of Incorporation dated November 25, 1991, as amended April 25, 1997.	10-K	3.1	2/27/2017	0-20388
3.2	Certificate of Designations of Series A Preferred Stock.	8-K	4.2	12/1/1995	0-20388
3.3	Bylaws, as amended and restated January 24, 2019.	8-K	3.1	1/25/2019	0-20388
10.1	Form of Non-Qualified Stock Option Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc. for employees.++	8-K	99.1	11/12/2004	0-20388
10.2	Form of Non-Qualified Stock Option Agreement under the 1993 Stock Plan for Employees and Directors of Littelfuse, Inc., for non-employee directors. ++	10-K	10.24	3/17/2005	0-20388
10.3	Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan. ++	8-K	99.4	5/11/2006	0-20388
10.4	Form of Non-Qualified Stock Option Agreement under the Littelfuse, Inc. Outside Directors Stock Option Plan.++	8-K	99.6	5/11/2006	0-20388
10.5	Amended and Restated Employment Agreement dated as of December 31, 2007, between Littelfuse, Inc. and Gordon Hunter .++	10-K	10.1	2/27/2008	0-20388
10.6	Littelfuse, Inc. Retirement Plan as Amended and Restated, effective January 1, 2008 .++	10-K	10.13	2/27/2008	0-20388
10.7	Form of Stock Option Award Agreement under the Littelfuse, Inc. Outside Directors' Equity Plan.++	8-K	99.3	5/1/2008	0-20388
10.8	Form of Restricted Stock Unit Award Agreement under the Littelfuse, Inc. Outside Directors' Equity Plan.++	8-K	99.4	5/1/2008	0-20388
10.9	Amended and Restated, Littelfuse, Inc. Deferred Compensation Plan for Non-Employee Directors.++	10-K	10.4	2/27/2008	0-20388
10.10	Form of Restricted Stock Award Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan .++	8-K	10.1	4/28/2009	0-20388
10.11	Form of Stock Option Award Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan .++	8-K	10.2	4/28/2009	0-20388

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.12	First Amendment to the Amended and Restated Littelfuse, Inc. Retirement Plan, effective March 25, 2009.++	10-K	10.30	2/26/2010	0-20388
10.13	Littelfuse, Inc. Long-Term Incentive Plan, effective February 3, 2010.++	8-K	10.1	5/5/2010	0-20388
10.14	Form of Restricted Stock Unit Award Agreement (Outside Director) under the Littelfuse, Inc. Long-Term Incentive Plan.++	S-8	4.4	5/19/2010	0-20388
10.15	Form of Stock Option Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan.++	S-8	4.6	5/19/2010	0-20388
10.16	First Amendment to the Littelfuse, Inc. Long-Term Incentive Plan, effective July 27, 2012.++	10-K	10.36	2/27/2013	0-20388
10.17	Credit Agreement, dated as of May 31, 2013, among Littelfuse, Inc., as borrower, JPMorgan Chase Bank, N.A. as Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, National Association and PNC Bank, National Association, as Co-Documentation Agents, J.P. Morgan Securities LLC, as Sole Bookrunner and Joint Lead Arranger, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger.	8-K	10.1	6/5/2013	0-20388
10.18	Master Increasing Lender Supplement, dated as of January 30, 2014, among Littelfuse, Inc., as borrower, JPMorgan Chase Bank, N.A. as Administrative Agent, and each of the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof.	8-K	10.1	2/4/2014	0-20388
10.19	Littelfuse, Inc. Annual Incentive Plan, effective January 1, 2014. ++	DEF14A	A	3/17/2014	0-20388
10.20	Amended and Restated Employment Agreement, effective as of January 1, 2014, between Littelfuse Europe GmbH and Dieter Roeder .++	10-Q	10.2	5/2/2014	0-20388
10.21	Change of Control Agreement effective as of February 10, 2014, between Littelfuse, Inc. and Michael Rutz.++	10-Q	10.1	5/2/2014	0-20388
10.22	Termination Amendment to the Littelfuse, Inc. Retirement Plan, effective July 31, 2014. ++	10-Q	10.1	10/31/2014	0-20388
10.23	Change of Control Agreement effective as of January 1, 2015, between Littelfuse, Inc. and Gordon Hunter.++	8-K	10.1	12/22/2014	0-20388
10.24	Change of Control Agreement effective as of January 1, 2015, between Littelfuse, Inc. and Philip G. Franklin.++	8-K	10.2	12/22/2014	0-20388
10.25	Change of Control Agreement effective as of January 1, 2015, between Littelfuse, Inc. and Dieter Roeder.++	8-K	10.4	12/22/2014	0-20388
10.26	Change of Control Agreement effective as of January 1, 2015, between Littelfuse, Inc. and Ryan K. Stafford.++	8-K	10.5	12/22/2014	0-20388
10.27	Change of Control Agreement effective as of January 1, 2015, between Littelfuse, Inc. and Ian Highley.++	10-K	10.11	2/24/2015	0-20388

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.28	Change of Control Agreement effective as of January 1, 2015, between Littelfuse, Inc. and Deepak Nayar.++	10-K	10.12	2/24/2015	0-20388
10.29	Amendment No. 1, dated as of May 2, 2014, to Credit Agreement, dated as of May 30, 2013, by and among Littelfuse, Inc., as borrower, JPMorgan Chase Bank, N.A. as Agent, and each of the banks, financial institutions listed on the respective signature pages thereof.	10-K	10.47	2/24/2015	0-20388
10.30	Amendment No. 2, dated as of January 14, 2015, to Credit Agreement, dated as of May 31, 2013, by and among Littelfuse, Inc., as borrower, JPMorgan Chase Bank, N.A. as Agent, and each of the banks, financial institutions listed on the respective signature pages thereof.	10-K	10.48	2/24/2015	0-20388
10.31	Form of Restricted Stock Unit Award Agreement (Executive) under the Littelfuse, Inc. Long-Term Incentive Plan.++	10-Q	10.2	7/31/2015	0-20388
10.32	Form of Restricted Stock Unit Award Agreement (Tier II Management) under the Littelfuse, Inc. Long-Term Incentive Plan.++	10-Q	10.3	7/31/2015	0-20388
10.33	Amendment No. 3, dated as of May 4, 2015, to Credit Agreement, dated as of May 31, 2013, by and among Littelfuse, Inc., as borrower, JPMorgan Chase Bank, N.A., as Agent, and each of the banks, financial institutions listed on the respective signature pages thereof.	10-Q	10.1	7/31/2015	0-20388
10.34	Change of Control Agreement effective as of February 1, 2016, between Littelfuse, Inc. and Meenal A. Sethna. ++	8-K	10.1	2/3/2016	0-20388
10.35	Change of Control Agreement effective as of May 26, 2015 between Littelfuse, Inc. and Matt Cole.++	10-K	10.13	3/1/2016	0-20388
10.36	Credit Agreement, dated as of March 4, 2016 among Littelfuse, Inc. and Certain Subsidiaries as borrowers, Guarantors party thereto, Bank of America, N.A. as Agent, Swing Line Lender and L/C Issuer and JPMorgan Chase Bank, N.A. as Syndication Agent, BMO Harris Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association as Co-Documentation Agents, Merril, Lynch, Pierce, Fenner & Smith Incorporated, as Sole Bookrunner and Joint Lead Arranger and JPMorgan Chase Bank, N.A., as Joint Lead Arranger.	8-K	10.1	3/10/2016	0-20388
10.37	Form of Stock Option Award Agreement (Executive) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.3	5/6/2016	0-20388
10.38	Form of Stock Option Award Agreement (Outside Director – 2016 Grant) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.4	5/6/2016	0-20388
10.39	Form of Restricted Stock Unit Award Agreement (Executive) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.5	5/6/2016	0-20388

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.40	Form of Restricted Stock Unit Award Agreement (Tier II Management) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.6	5/6/2016	0-20388
10.41	Form of Restricted Stock Unit Award Agreement (Outside Director – 2016 Grant) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.7	5/6/2016	0-20388
10.42	Form of Restricted Stock Unit Award Agreement (Executive) under the Littelfuse Inc. Long-Term Incentive Plan. ++	8-K	10.1	7/26/2016	0-20388
10.43	Executive Retirement Agreement entered into between Littelfuse, Inc. and Gordon Hunter, effective January 1, 2017. ++	8-K	10.1	11/16/2016	0-20388
10.44	Letter Agreement entered into between Littelfuse, Inc. and David W. Heinzmann. Effective January 1, 2017. ++	8-K	10.2	11/16/2016	0-20388
10.45	Change of Control Agreement effective as of January 1, 2017, between Littelfuse, Inc. and David W. Heinzmann. ++	8-K	10.3	11/16/2016	0-20388
10.46	Littelfuse, Inc. 3.03% Senior Note, Series A, due February 15, 2022, and 3.74% Senior Note, Series B, due February 15, 2027 Note Purchase Agreement.	8-K	10.1	12/9/2016	0-20388
10.47	Littelfuse, Netherland C.V. 1.14% Senior Note, Series A, due December 8, 2023, and 1.83% Senior Note, Series B, due December 8, 2028 Note Purchase Agreement.	8-K	10.2	12/9/2016	0-20388
10.48	Subsidiary Guaranty Agreement, dated December 8, 2016.	8-K	10.4	12/9/2016	0-20388
10.49	Subsidiary Guaranty Agreement, dated as of February 15, 2017.	8-K	10.2	2/15/2017	0-20388
10.50	Restated Littelfuse, Inc. Supplemental Retirement and Savings Plan, effective January 1, 2017. ++	10-K	10.50	2/27/2017	0-20388
10.51	Amended and Restated Littelfuse, Inc. 401(k) Retirement and Savings Plan, effective January 1, 2017.++	10-K	10.51	2/27/2017	0-20388
10.52	Amended and Restated Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.1	5/1/2017	0-20388
10.53	Form of 2017 Restricted Stock Unit Award Agreement. ++	8-K	10.2	5/1/2017	0-20388
10.54	Form of 2017 Stock Option Award Agreement. ++	8-K	10.3	5/1/2017	0-20388
10.55	Amended and Restated Employment Agreement, effective as of April 18, 2017, between Littelfuse, Inc. and Dieter Roeder. ++	10-Q	10.1	8/2/2017	0-20388
10.56	Employment offer letter between Littelfuse, Inc. and Jeffrey Gorski, dated June 28, 2017. ++	8-K	10.1	8/14/2017	0-20388

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.57	Form of Change of Control Agreement (J. Gorski). ++	8-K	10.2	8/14/2017	0-20388
10.58	First Amendment to Credit Agreement, dated as of November 1, 2016, among Littelfuse, Inc., certain subsidiaries of the company, as designated borrowers, certain subsidiaries of the company, as guarantors, the lenders party thereto and Bank of America, N.A., as agent.	8-K	10.1	10/16/2017	0-20388
10.59	Second Amendment to Credit Agreement, dated as of October 13. 2017, among Littelfuse, Inc., certain subsidiaries of the company, as designated borrowers, certain subsidiaries of the company, as guarantors, the lenders party thereto and Bank of America, N.A., as agent.	8-K	10.2	10/16/2017	0-20388
10.60	Joinder Agreement, dated as of October 13, 2017, by and between Iron Merger Co., Inc. and Bank of America, N.A., as agent.	8-K	10.3	10/16/2017	0-20388
10.61	Joinder Agreement, dated as of October 13, 2017, by and between IXYS Merger Co., LLC and Bank of America, N.A., as agent.	8-K	10.4	10/16/2017	0-20388
10.62	U.S. Subsidiary Guarantor Supplement, dated as of October 13, 2017, made by Iron Merger Co., Inc. in favor of the note purchasers and the other holders.	8-K	10.5	10/16/2017	0-20388
10.63	U.S. Subsidiary Guarantor Supplement, dated as of October 13, 2017, made by IXYS Merger Co., LLC in favor of the note purchasers and the other holders.	8-K	10.6	10/16/2017	0-20388
10.64	Cross Border Subsidiary Guarantor Supplement, dated as of October 13, 2017, made by Iron Merger Co., Inc. in favor of the note purchasers and the other holders.	8-K	10.7	10/16/2017	0-20388
10.65	Cross Border Subsidiary Guarantor Supplement, dated as of October 13, 2017, made by IXYS Merger Co., LLC in favor of the note purchasers and the other holders.	8-K	10.8	10/16/2017	0-20388
10.66	Note Purchase Agreement, dated November 15, 2017, among Littelfuse, Inc. and note purchasers listed on the signature pages thereto.	8-K	10.1	11/15/2017	0-20388
10.67	Form of 3.78% Senior Note, Series B, due February 15, 2030.	8-K	4.2	11/15/2017	0-20388
10.68	Form of 3.48% Senior Note, Series A, due February 15, 2025,	8-K	4.1	11/15/2017	0-20388
10.69	Subsidiary Guaranty Agreement, dated as of January 16, 2018, made by LFUS LLC, Littelfuse Commercial Vehicle, LLC, Iron Merger Co., Inc., IXYS Merger Co., LLC and SymCom, Inc. in favor of the note purchasers and the other holders.	8-K	10.2	1/18/2018	0-20388
10.70	Seventh Amended and Restated Employment Agreement, dated as of August 25, 2017, by and between IXYS Corporation and Nathan Zommer. ++	8-K	10.3	1/18/2018	0-20388
10.71	Littelfuse, Inc. Executive Severance Policy. ++	8-K	10.4	1/18/2018	0-20388

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.72	Form of Tier I Change of Control Agreement.++	8-K	10.1	1/23/2018	0-20388
10.73	First Amendment to Littelfuse Deferred Compensation Plan for Non-Employee Directors, effective as of January 1, 2008.++	10-K	10.73	02/23/2018	0-20388
10.74	Second Amendment to the Littelfuse Deferred Compensation Plan for Non-Employee Directors, effective as of October 25, 2013.++	10-K	10.74	02/23/2018	0-20388
10.75	First Amendment to the Littelfuse, Inc. 401(K) Retirement and Savings Plan, effective January 1, 2018.++	10-K	10.75	02/23/2018	0-20388
10.76	Altra In-Plan Roth Rollover Amendment to the Littelfuse, Inc. 401(K) Retirement and Savings Plan, effective as of February 1, 2018.++	10-K	10.76	02/23/2018	0-20388
10.77	Form of Indemnity Agreement by and between Nathan Zommer and IXYS Corporation,++	10-K	10.3	6/12/2008	000-26124
10.78	IXYS Corporation 1999 Equity Incentive Plan, as amended.++	S-8	4.3	1/19/2018	333-221147
10.79	IXYS Corporation 2009 Equity Incentive Plan++	S-8	4.4	1/19/2018	333-221147
10.80	IXYS Corporation 2011 Equity Incentive Plan++	S-8	4.5	1/19/2018	333-221147
10.81	IXYS Corporation 2013 Equity Incentive Plan++	S-8	4.6	1/19/2018	333-221147
10.82	IXYS Corporation 2016 Equity Incentive Plan++	S-8	4.7	1/19/2018	333-221147
10.83	Zilog, Inc. 2002 Omnibus Stock Incentive Plan++	S-8	4.8	1/19/2018	333-221147
10.84	Zilog, Inc. 2004 Omnibus Stock Incentive Plan++	S-8	4.9	1/19/2018	333-221147
10.85	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan++	10-Q	10.3	11/9/2004	000-26124
10.86	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan with net exercise provision.++	10-K	10.23	6/22/2006	000-26124
10.87	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan for non-employee directors++	10-K	10.24	6/22/2006	000-26124
10.88	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan++	10-Q	10.4	8/10/2009	000-26124
10.89	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2002 Omnibus Stock Incentive Plan++	10-K	10.26	6/11/2010	000-26124

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.90	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2004 Omnibus Stock Incentive Plan++	10-K	10.28	6/11/2010	000-26124
10.91	Notice of Stock Option Grant and Agreement for IXYS Corporation 2011 Equity Incentive Plan++	10-Q	10.2	8/5/2011	000-26124
10.92	Notice of Stock Option Grant and Agreement for IXYS Corporation 2013 Equity Incentive Plan++	10-Q	10.6	8/9/2013	000-26124
10.93	Notice of Stock Option Grant and Agreement for IXYS Corporation 2016 Equity Incentive Plan++	10-Q	10.1	11/3/2016	000-26124
10.94	Joinder Agreement, dated as of March 14, 2018, by and between Clare Capital, Inc., Clare Components, Inc., Clare Electronics, Inc., Clare Instruments, Inc., Clare Services, Inc., Clare Technologies, Inc., Directed Energy, Inc., IXYS Buckeye, LLC, IXYS Integrated Circuits Division AV Inc., IXYS Integrated Circuits Divisions Inc., IXYS Long Beach, Inc., IXYS USA, Inc., Microwave Technology, Inc., Pele Technology, Inc., Reaction Technology Incorporation, Zilog, Inc., and Bank of America, N.A., as agent.	10-Q	10.1	05/02/2018	0-20388
10.95	U.S. Subsidiary Guarantor Supplement, dated as of March 14, 2018, made by Clare Capital, Inc., Clare Components, Inc., Clare Electronics, Inc., Clare Instruments, Inc., Clare Services, Inc., Clare Technologies, Inc., Directed Energy, Inc., IXYS Buckeye, LLC, IXYS Integrated Circuits Division AV Inc., IXYS Integrated Circuits Divisions Inc., IXYS Long Beach, Inc., IXYS USA, Inc., Microwave Technology, Inc., Pele Technology, Inc., Reaction Technology Incorporation and Zilog, Inc. in favor of the note purchasers and the other holders.	10-Q	10.2	05/02/2018	0-20388
10.96	Cross Border Subsidiary Guarantor Supplement, dated as of March 14, 2018, made by Clare Capital, Inc., Clare Components, Inc., Clare Electronics, Inc., Clare Instruments, Inc., Clare Services, Inc., Clare Technologies, Inc., Directed Energy, Inc., IXYS Buckeye, LLC, IXYS Integrated Circuits Division AV Inc., IXYS Integrated Circuits Divisions Inc., IXYS Long Beach, Inc., IXYS USA, Inc., Microwave Technology, Inc., Pele Technology, Inc., Reaction Technology Incorporation and Zilog, Inc. in favor of the note purchasers and the other holders.	10-Q	10.3	05/02/2018	0-20388
10.97	Note Purchase Agreement Subsidiary Guarantor Supplement, dated as of March 14, 2018, made by Clare Capital, Inc., Clare Components, Inc., Clare Electronics, Inc., Clare Instruments, Inc., Clare Services, Inc., Clare Technologies, Inc., Directed Energy, Inc., IXYS Buckeye, LLC, IXYS Integrated Circuits Division AV Inc., IXYS Integrated Circuits Divisions Inc., IXYS Long Beach, Inc., IXYS USA, Inc., Microwave Technology, Inc., Pele Technology, Inc., Reaction Technology Incorporation and Zilog, Inc. in favor of the note purchasers and the other holders.	10-Q	10.4	05/02/2018	0-20388
10.98	Consulting Agreement between Nathan Zommer and Littelfuse, Inc., effective August 1, 2018.	10-Q	10.1	10/31/2018	0-20388
10.99	Joinder Agreement, dated as of August 22, 2018, by and between Reaction Technology Epi, LLC and Reaction Tech RE, LLC and Bank of America, N.A., as agent.	10-Q	10.2	10/31/2018	0-20388

10.100	U.S. Subsidiary Guarantor Supplement, dated as of August 22, 2018, made by Reaction Technology Epi, LLC and Reaction Tech RE, LLC in favor of the note purchasers and the other holders.	10-Q	10.3	10/31/2018	0-20388
10.101	Cross Border Subsidiary Guarantor Supplement, dated as of August 22, 2018, made by Reaction Technology Epi, LLC and Reaction Tech RE, LLC in favor of the note purchasers and the other holders.	10-Q	10.4	10/31/2018	0-20388
10.102	Note Purchase Agreement Subsidiary Guarantor Supplement, dated as of August 22, 2018, made by Reaction Technology Epi, LLC and Reaction Tech RE, LLC in favor of the note purchasers and the other holders.	10-Q	10.5	10/31/2018	0-20388
10.103*
Joinder Agreement, dated as of October 22, 2018, by and between each of (i) Littelfuse International Holding, LLC, (ii) Littelfuse Holding, LLC and (iii) Monolith Semiconductor Inc. and Bank of America, N.A., as agent.

10.104*
U.S. Subsidiary Guarantor Supplement, dated as of October 22, 2018, made by Littelfuse International Holding, LLC, Littelfuse Holding, LLC and Monolith Semiconductor, Inc. in favor of the note purchasers and the other holders.

10.105*
U.S. (November 2017) Subsidiary Guarantor Supplement, dated as of October 22, 2018, made by Littelfuse International Holding, LLC, Littelfuse Holding, LLC and Monolith Semiconductor, Inc. in favor of the note purchasers and the other holders.

10.106*	Cross Border Assumption Agreement, dated as of October 3, 2018, made by each of New Dutch B.V. and IXYS Dutch B.V. in favor of the note purchasers and the other holders.
10.107*
Cross Border Subsidiary Guarantor Supplement, dated as of October 22, 2018, made by Littelfuse International Holding, LLC, Littelfuse Holding, LLC and Monolith Semiconductor, Inc. in favor of the note purchasers and the other holders.

10.108*	Summary of Non-Employee Director Compensation.++
21.1*	Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+++	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed with this Report.

+ Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Littelfuse agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.

++ Management contract or compensatory plan or arrangement.

+++ Furnished with this Report.