Form 10-Q
period 2019-03-30
LITTELFUSE INC /DE
filed 2019-05-01
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2019
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

As of April 29, 2019, the registrant had outstanding 24,726,692 shares of Common Stock, net of Treasury Shares.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands)	March 30, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$476,614	$489,733
Short-term investments	33	34
Trade receivables, less allowances of $33,140 and $36,038 at March 30, 2019 and December 29, 2018, respectively	237,878	232,892
Inventories	261,659	258,228
Prepaid income taxes and income taxes receivable	758	2,339
Prepaid expenses and other current assets	53,203	49,291
Total current assets	1,030,145	1,032,517
Net property, plant, and equipment	342,334	339,894
Intangible assets, net of amortization	350,421	361,474
Goodwill	825,467	826,715
Investments	24,640	25,405
Deferred income taxes	8,461	7,330
Right of use lease assets, net	24,725	—
Other assets	18,825	20,971
Total assets	$2,625,018	$2,614,306
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$129,092	$126,323
Accrued liabilities	107,214	138,405
Accrued income taxes	23,244	20,547
Current portion of long-term debt	10,000	10,000
Total current liabilities	269,550	295,275
Long-term debt, less current portion	676,510	684,730
Deferred income taxes	52,658	51,853
Accrued post-retirement benefits	31,548	31,874
Non-current operating lease liabilities	19,950	—
Other long-term liabilities	69,414	72,232
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, March 30, 2019–25,677,535; December 29, 2018–25,641,959	254	254
Treasury stock, at cost: 950,843 and 868,045 shares, respectively	(130,103)	(116,454)
Additional paid-in capital	842,086	835,828
Accumulated other comprehensive loss	(89,851)	(97,924)
Retained earnings	882,871	856,507
Littelfuse, Inc. shareholders’ equity	1,505,257	1,478,211
Non-controlling interest	131	131
Total equity	1,505,388	1,478,342
Total liabilities and equity	$2,625,018	$2,614,306
 See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 30, 2019	March 31, 2018
Net sales	$405,500	$417,813
Cost of sales	250,272	268,190
Gross profit	155,228	149,623

Selling, general, and administrative expenses	62,955	77,514
Research and development expenses	21,409	22,540
Amortization of intangibles	10,191	11,998
Total operating expenses	94,555	112,052
Operating income	60,673	37,571

Interest expense	5,686	5,423
Foreign exchange loss (gain)	4,243	(10,555)
Other expense (income), net	4,305	(1,943)
Income before income taxes	46,439	44,646
Income taxes	9,450	8,617
Net income	$36,989	$36,029

Income per share:
Basic	$1.50	$1.48
Diluted	$1.48	$1.45

Weighted-average shares and equivalent shares outstanding:
Basic	24,717	24,339
Diluted	25,009	24,775

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(in thousands)	March 30, 2019	March 31, 2018
Net income	$36,989	$36,029
Other comprehensive income (loss):
Pension and postemployment adjustment, net of tax	(49)	(3)
Foreign currency translation adjustments	8,122	(276)
Comprehensive income	$45,062	$35,750

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	March 30, 2019	March 31, 2018
OPERATING ACTIVITIES
Net income	$36,989	$36,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,088	11,614
Amortization of intangibles	10,191	11,998
Non-cash inventory charges	—	17,896
Stock-based compensation	3,966	8,714
Loss (gain) on investments and other assets	2,810	(1,864)
Deferred income taxes	(72)	842
Other	5,393	86
Changes in operating assets and liabilities:
Trade receivables	(5,800)	(8,417)
Inventories	(3,250)	(269)
Accounts payable	(8,499)	2,990
Accrued liabilities and income taxes	(27,170)	(7,208)
Prepaid expenses and other assets	3,273	(3,143)
Net cash provided by operating activities	30,919	69,268

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(775)	(306,487)
Purchases of property, plant, and equipment	(14,076)	(17,909)
Proceeds from sale of property, plant, and equipment	607	19
Net cash used in investing activities	(14,244)	(324,377)

FINANCING ACTIVITIES
Proceeds of revolving credit facility	—	50,000
Proceeds of term loan	—	75,000
Net proceeds from senior notes payable	—	175,000
Payments of term loan	(5,000)	(2,500)
Payments of revolving credit facility	—	(47,000)
Net proceeds (payments) related to stock-based award activities	2,198	(116)
Purchases of common stock	(17,906)	—
Debt issuance costs	—	(878)
Cash dividends paid	(10,625)	(9,198)
Net cash (used in) provided by financing activities	(31,333)	240,308
Effect of exchange rate changes on cash and cash equivalents	1,539	(2,417)
Decrease in cash and cash equivalents	(13,119)	(17,218)
Cash and cash equivalents at beginning of period	489,733	429,676
Cash and cash equivalents at end of period	$476,614	$412,458
Supplemental disclosure of non-cash investing activities:
Fair value of commitment to purchase non-controlling interest of Monolith	$—	$9,000

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Inc. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 29, 2018	$254	$835,828	$(116,454)	$(97,924)	$856,507	$131	$1,478,342
Net income	—	—	—	—	36,989	—	36,989
Pension and postemployment adjustments, net of tax	—	—	—	(49)	—	—	(49)
Foreign currency translation adjustments	—	—	—	8,122	—	—	8,122
Other comprehensive income, net of tax	—	—	—	8,073	—	—	8,073
Stock-based compensation	—	3,966	—	—	—	—	3,966
Withheld shares on restricted share units for withholding taxes	—	—	(94)	—	—	—	(94)
Stock options exercised	—	2,292	—	—	—	—	2,292
Repurchases of common stock	—	—	(13,555)	—	—	—	(13,555)
Cash dividends paid ($0.43 per share)	—	—	—	—	(10,625)	—	(10,625)
Balance at March 30, 2019	$254	$842,086	$(130,103)	$(89,851)	$882,871	$131	$1,505,388

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Inc. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 30, 2017	$229	$310,012	$(41,294)	$(63,668)	$722,140	$137	$927,556
Net income	—	—	—	—	36,029	—	36,029
Pension and postemployment adjustments, net of tax	—	—	—	(3)	—	—	(3)
Unrealized gain (loss) on investments				(9,795)	9,795		—
Foreign currency translation adjustments	—	—	—	(276)	—	—	(276)
Other comprehensive income, net of tax	—	—	—	(10,074)	9,795	—	(279)
Stock-based compensation	—	8,714	—	—	—	—	8,714
Withheld shares on restricted share units for withholding taxes	—	—	(2,758)	—	—	—	(2,758)
Stock options exercised	—	9,609	—	—	—	—	9,609
Issuance of common stock	22	472,279	—	—	—	—	472,301
Cash dividends paid ($0.37 per share)	—	—	—	—	(9,198)	—	(9,198)
Balance at March 31, 2018	$251	$800,614	$(44,052)	$(73,742)	$758,766	$137	$1,441,974

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

Basis of Presentation

The Company’s accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheets, statements of net income and comprehensive income, statements of cash flows, and statement of stockholders' equity prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. They have been prepared in accordance with accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 which should be read in conjunction with the disclosures therein. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for interim periods are not necessarily indicative of annual operating results.

Revenue Recognition

On December 31, 2017, the Company adopted new guidance on revenue from contracts with customers using the modified retrospective method. The adoption did not have a significant impact on the Company’s consolidated financial statements.

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three months ended March 30, 2019 and March 31, 2018 :

	Three Months Ended March 30, 2019
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$108,377	$—	$—	$108,377
Electronics – Semiconductor	157,017	—	—	157,017
Passenger Car Products	—	56,543	—	56,543
Automotive Sensors	—	26,057	—	26,057
Commercial Vehicle Products	—	30,883	—	30,883
Industrial Products			26,623	26,623
Total	$265,394	$113,483	$26,623	$405,500

	Three Months Ended March 31, 2018
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$114,495	$—	$—	$114,495
Electronics – Semiconductor	149,916	—	—	149,916
Passenger Car Products	—	63,580	—	63,580
Automotive Sensors	—	31,323	—	31,323
Commercial Vehicle Products	—	31,228	—	31,228
Industrial Products	—		27,271	27,271
Total	$264,411	$126,131	$27,271	$417,813

See Note 16, Segment Information for net sales by segment and countries.

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

The Company elected the practical expedient under Accounting Standards Codification ("ASC") 340-40-25-4 to expense commissions when incurred as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.

Revenue and Billing

The Company generally accepts orders from customers through receipt of purchase orders or electronic data interchange based on written sales agreements and purchasing contracts. Contract pricing and selling agreement terms are based on market factors, costs, and competition. Pricing is often negotiated as an adjustment (premium or discount) from the Company’s published price lists. The customer is invoiced when the Company’s products are shipped to them in accordance with the terms of the sales agreement. As the Company’s standard payment terms are less than one year, the Company elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company also elected the practical expedient provided in ASC 606-10-25-18B to treat all product shipping and handling activities as fulfillment activities, and therefore recognize the gross revenue associated with the contract, inclusive of any shipping and handling revenue. This is similar to the Company’s prior practice and therefore the effect of the new guidance is immaterial.

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

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, "Leases" (Topic 842), ("ASC 842"). This ASU requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Adoption requires using a modified retrospective transition with either 1) periods prior to the adoption date being recast or 2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast.

The Company adopted the standard on December 30, 2018 using alternative modified retrospective transition method provided in ASU No. 2018-11, "Leases (Topic 842): Target Improvements." Under this method, the Company recorded a cumulative-effect adjustment as of December 30, 2018 and did not record any retrospective adjustments to comparative periods to reflect the adoption of ASC 842. The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’ which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company has not elected the use-of-hindsight. Adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets ("ROU") net of deferred rent of $26.1 million and lease liabilities of $29.4 million, as of December 30, 2018 for operating leases on its Condensed Consolidated Balance Sheets, with no impact to its Condensed Consolidated Statements of Net Income and no impact on Condensed Consolidated Statements of Cash Flow. See Note 6, Lease Commitments, for further discussion.

In February 2018, the FASB issued ASU No. 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which permits the reclassification of tax effects stranded in accumulated other comprehensive income to retained earnings as a result of the Tax Act. The standard also requires entities to disclose whether or not they elected to reclassify the tax effects related to the Tax Act as well as their policy for releasing income tax effects from accumulated other comprehensive income. The standard allows the option of applying either a retrospective adoption, meaning the standard is applied to all periods in which the effect of the Tax Act is recognized, or applying the amendments in the period of adoption, meaning an adjustment is made to shareholder’s equity as of the beginning of the reporting period. The Company adopted the new standard on December 30, 2018. The adoption of this guidance did not have a material effect on our Condensed Consolidated Financial Statements.

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
$778,788

Approximately $49.1 million of net receivables was included in IXYS’s current assets. All IXYS goodwill, other assets and liabilities were recorded in the Electronics segment and primarily reflected in the Americas and European geographic areas. The goodwill resulting from this acquisition consists largely of the Company’s expected future product sales and synergies from combining IXYS’s products and technology with the Company’s existing electronics product portfolio. Goodwill resulting from the IXYS acquisition is not expected to be deductible for tax purposes.

During the three months ended March 31, 2018, the Company recognized a charge of $17.9 million for the amortization of the fair value inventory step-up. The step-up was a non-cash charge to cost of goods and reflected as other non-segment costs. The Company recognized approximately $5.9 million of stock compensation expense related to IXYS stock options converted to Littelfuse stock options during the three months ended March 31, 2018 of which $4.5 million was recognized immediately as it related to prior services periods.

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

Three Months Ended
(in thousands, except per share amounts)	March 31, 2018
Net sales	$434,526
Income before income taxes	81,924
Net income	63,933
Net income per share — basic	2.57
Net income per share — diluted	2.53

Pro forma results presented above primarily reflect the following adjustments:

Three Months Ended
(in thousands)	March 31, 2018
Amortization(a)	$1,902
Transaction costs(b)	9,976
Amortization of inventory step-up(c)	17,896
Stock compensation(d)	4,479
Income tax impact of above items	(7,701)

(a)
The amortization adjustment for the three months ended March 31, 2018 primarily reflects the reduction of amortization expense in the period related to the Order backlog intangible asset. The Order backlog has a useful life of twelve months and was fully amortized in the fiscal 2017 pro forma results.

(b)
The transaction cost adjustments reflect the reversal of certain bank and attorney fees from the three months ended March 31, 2018 and recognition of those fees during the three months ended April 1, 2017.

(c)
The amortization of inventory step-up adjustment reflects the reversal of the amount recognized during the three months ended March 31, 2018 and recognition of those fees during the three months ended April 1, 2017. The inventory step-up was amortized over five months as the inventory was sold.

(d)
The stock compensation adjustment reflects the reversal of the portion of stock compensation for IXYS stock options that were converted to Littelfuse stock options and expensed immediately during the three months ended March 31, 2018.

3. Inventories

The components of inventories at March 30, 2019 and December 29, 2018 are as follows:

(in thousands)	March 30 2019	December 29 2018
Raw materials	$75,949	$69,883
Work in process	90,538	88,505
Finished goods	95,172	99,840
Total	$261,659	$258,228

4. Property, Plant, and Equipment

The components of net property, plant, and equipment at March 30, 2019 and December 29, 2018 are as follows:

(in thousands)	March 30 2019	December 29 2018
Land	$25,607	$25,630
Building	114,506	114,636
Equipment	599,254	583,043
Accumulated depreciation and amortization	(397,033)	(383,415)
Total	$342,334	$339,894

The Company recorded depreciation expense of $13.1 million and $11.6 million for the three months ended March 30, 2019 and March 31, 2018, respectively.

5. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by segment for the three months ended March 30, 2019 are as follows:

(in thousands)	Electronics	Automotive	Industrial	Total
As of December 29, 2018	$656,039	$132,332	$38,344	$826,715
Currency translation	(1,400)	102	50	(1,248)
As of March 30, 2019	$654,639	$132,434	$38,394	$825,467

The components of other intangible assets at March 30, 2019 are as follows:

(in thousands, except weighted average useful life)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Patents, licenses and software	11.1	$138,951	$72,219	$66,732
Distribution network	12.3	43,797	35,049	8,748
Customer relationships, trademarks, and tradenames	17.2	374,204	99,263	274,941
Total		$556,952	$206,531	$350,421

During the three months ended March 30, 2019 and March 31, 2018, the Company recorded amortization expense of $10.2 million and $12.0 million, respectively, for intangible assets with definite lives.

Estimated annual amortization expense related to intangible assets with definite lives as of March 30, 2019 is as follows:

(in thousands)	Amount
2019	$49,524
2020	38,776
2021	36,930
2022	35,884
2023	30,423
2024 and thereafter	169,075
Total	$360,612

6. Lease Commitments

The Company leases office and production space under various non-cancelable operating leases that expire no later than 2025. Certain real estate leases include one or more options to renew. The exercise of lease renewal options is at the Company's sole discretion. Options to extend the lease are included in the lease term when it is reasonably certain the Company will exercise the option.The Company also has production equipment, office equipment and vehicles under operating leases. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain of exercise. Certain leases include rental payments adjusted periodically for inflation. The lease agreements do not contain any material residual value guarantee or material restrictive covenants.

The Company does not have a published credit rating because it has no publicly traded debt; therefore, the Company is generating its incremental borrowing rate (IBR), using a synthetic credit rating model that compares its credit quality to other rated companies based on certain financial metrics and ratios. The reference rate will be based on the yield curve of companies with similar credit quality based on the metrics and adjusted for currency in regions where we have significant operations.

All leases with an initial term of 12 months or less that do not include an option to extend or purchase the underlying asset that the Company is reasonably certain to exercise (“short-term leases”) are not recorded on the Condensed Consolidated Balance Sheet. Short-term lease expenses are recognized on a straight-line basis over the lease term.

The following table presents the classification of ROU assets and lease liabilities as of March 30, 2019:

Leases (in thousands)	Condensed Consolidated Balance Sheet Classification	March 30, 2019
Assets
Operating ROU assets	Right of use lease assets, net	$24,725
Liabilities
Current operating lease liabilities	Accrued liabilities	$7,447
Non-current operating lease liabilities	Non-current operating lease liabilities	19,950
Total lease liabilities		$27,397

The following table represents the lease costs for the three months ended March 30, 2019:

Leases cost (in thousands)	Condensed Consolidated Statements of Net Income Classification	March 30, 2019
Short-term lease expenses	Cost of sales, SG&A expenses	$153
Variable lease expenses	Cost of sales, SG&A expenses	194
Operating lease rent expenses	Cost of sales, SG&A expenses	2,193
Total operating lease costs	Cost of sales, SG&A expenses	$2,540

Maturity of Lease Liabilities as of March 30, 2019 (in thousands)	Operating leases
2019 (excluding the three months ended March 30, 2019)	$6,574
2020	7,551
2021	5,779
2022	4,665
2023	3,062
2024 and thereafter	3,064
Total lease payments	$30,695

Present value of lease Liabilities	$27,397

Operating Lease Term and Discount Rate	March 30, 2019
Weighted-average remaining lease term (years)	4.40
Weighted-average discount rate	5.17%

Other Information (in thousands)	Three Months Ended March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow payments for operating leases	$(2,253)
Leased assets obtained in exchange for operating lease liabilities	859

7. Accrued Liabilities

The components of accrued liabilities at March 30, 2019 and December 29, 2018 are as follows:

(in thousands)	March 30, 2019	December 29, 2018
Employee-related liabilities	$38,479	$60,640
Other non-income taxes	25,379	21,523
Operating lease liability	7,447	—
Professional services	5,395	6,169
Interest	2,487	5,137
Accrued share repurchases	—	4,349
Restructuring liability	2,144	3,887
Other	25,883	36,700
Total	$107,214	$138,405

Employee-related liabilities consist primarily of payroll, sales commission, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other client-related liabilities.

8. Restructuring, Impairment and Other Charges

The Company recorded restructuring, impairment and other charges-net for three months ended March 30, 2019 and March 31, 2018 as follows:

	Three months ended March 30, 2019
(in thousands)	Electronics	Automotive	Industrial	Total
Employee terminations	$1,800	$605	$47	$2,452
Other restructuring charges	13	20	250	283
Total restructuring charges	$1,813	$625	$297	$2,735

	Three months ended March 31, 2018
(in thousands)	Electronics	Automotive	Industrial	Total
Employee terminations	$677	$99	$3	$779
Total restructuring charges	$677	$99	$3	$779

2019
For the three months ended March 30, 2019, the Company recorded total restructuring charges of $2.7 million, of which $2.5 million was for employee termination costs and $0.3 million for other restructuring charges. These charges primarily related to reorganization of operations and selling, general and administrative functions as well as integration of IXYS within the Electronics segment and the reorganization of operations in the commercial vehicle products and automotive sensors businesses within the Automotive segment.

In April 2019, we announced the closure of a European manufacturing facility in the automotive sensors business within the Automotive segment. The Company estimates the restructuring costs associated with this plant closure to be approximately $5.0 million to $7.0 million.

2018
For the three months ended March 31, 2018, the Company recorded total restructuring charges of $0.8 million for employee termination costs mainly related to the Electronics segment.

The restructuring reserves as of March 30, 2019 and December 29, 2018 are $2.1 million and $3.9 million, respectively. The restructuring reserves are included within accrued liabilities in the Condensed Consolidated Balance Sheets. The Company anticipates the remaining payments associated with employee terminations will be completed in the second quarter of fiscal year 2019.

9. Debt

The carrying amounts of debt at March 30, 2019 and December 29, 2018 are as follows:

(in thousands)	March 30, 2019	December 29, 2018
Term Loan	$150,000	$155,000
Euro Senior Notes, Series A due 2023	131,499	133,417
Euro Senior Notes, Series B due 2028	106,772	108,330
U.S. Senior Notes, Series A due 2022	25,000	25,000
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	50,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
Other	2,619	2,619
Unamortized debt issuance costs	(4,380)	(4,636)
Total debt	686,510	694,730
Less: Current maturities	(10,000)	(10,000)
Total long-term debt	$676,510	$684,730

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

On October 13, 2017, the Company amended the Credit Agreement to increase the Revolving Credit Facility from $575.0 million to $700.0 million and increase the Term Loan from $125.0 million to $200.0 million and to extend the expiration date from March 4, 2021 to October 13, 2022. The Credit Agreement also includes the option for the Company to increase the size of the Revolving Credit Facility and the Term Loan by up to an additional $300.0 million, in the aggregate, subject to the satisfaction of certain conditions set forth in the Credit Agreement. Term Loans may be made in up to two advances. The first advance of $125.0 million occurred on October 13, 2017 and the second advance of $75.0 million occurred on January 16, 2018. For the Term Loan, the Company is required to make quarterly principal payments of 1.25% of the original term loan ($2.5 million with the second advance on January 16, 2018) through maturity, with the remaining balance due on October 13, 2022. The Company paid quarterly principal payments of $5.0 million on the term loan during the three months ended March 30, 2019.

Outstanding borrowings under the Credit Agreement bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six-month periods, plus 1.00% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.00% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the credit agreement ranging from 0.15% to 0.25%, based on the Consolidated Leverage Ratio, as defined in the agreement. The credit agreement includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 3.75% at March 30, 2019.

As of March 30, 2019, the Company had $0.1 million outstanding in letters of credit and had available $699.9 million of borrowing capacity under the Revolving Credit Facility. At March 30, 2019, the Company was in compliance with all covenants under the Credit Agreement.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At March 30, 2019, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders, and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $8.0 million and $4.0 million in the three months ended March 30, 2019 and March 31, 2018, respectively.

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

The Company has certain convertible debt and convertible preferred stock investments that are accounted for under the cost method reflected in other assets in the Condensed Consolidated Balance Sheets. During the three months ended March 30, 2019, the Company recorded impairment charges of $2.8 million in Other expense (income), net in the Condensed Consolidated Statements of Net Income to adjust these certain investments to their estimated fair value of $1.2 million. The fair value of these investments are measured on a nonrecurring basis and determined to be Level 3 under the fair value hierarchy. The Company's accounting and finance management determines the valuation policies and procedures for Level 3 fair value measurements and is responsible for the development and determination of unobservable inputs.

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

There were no changes during the quarter ended March 30, 2019 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of March 30, 2019 and December 29, 2018, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of March 30, 2019:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments in equity securities	$10,551	$—	$—	$10,551
Mutual funds	9,806	—	—	9,806

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 29, 2018:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments in equity securities	$10,312	$—	$—	$10,312
Mutual funds	9,112	—	—	9,112

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s revolving and term loan debt facilities’ fair values approximate book value at March 30, 2019 and December 29, 2018, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of March 30, 2019 and December 29, 2018 were as follows:

	March 30, 2019		December 29, 2018
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series A due 2023	$131,499	$129,800	$133,417	$130,888
Euro Senior Notes, Series B due 2028	106,772	105,700	108,330	103,774
USD Senior Notes, Series A due 2022	25,000	24,374	25,000	24,115
USD Senior Notes, Series B due 2027	100,000	96,673	100,000	94,458
USD Senior Notes, Series A due 2025	50,000	48,349	50,000	47,434
USD Senior Notes, Series B due 2030	125,000	118,090	125,000	114,731

11. Benefit Plans

The Company has company-sponsored defined benefit pension plans covering employees in the U.K., Germany, the Philippines, China, Japan, Mexico, Italy and France. The amount of the retirement benefits provided under the plans is based on years of service and final average pay.

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other expense (income), net in the Condensed Consolidated Statements of Net Income. The components of net periodic benefit cost for the three months ended March 30, 2019 and March 31, 2018 were as follows:

	For the Three Months Ended
(in thousands)	March 30, 2019	March 31, 2018
Components of net periodic benefit cost:
Service cost	$500	$533
Interest cost	784	501
Expected return on plan assets	(790)	(540)
Amortization of prior service	62	74
Net periodic benefit cost	$556	$568

The Company expects to make approximately $2.3 million of cash contributions to its pension plans in 2019.

12. Other Comprehensive Income (Loss)

Change in other comprehensive (loss) income by component were as follows:

(in thousands)	Three Months Ended March 30, 2019			Three Months Ended March 31, 2018
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan adjustments	$(78)	$(29)	$(49)	$(68)	$(65)	$(3)
Foreign currency translation adjustments	8,122	—	8,122	(276)	—	(276)
Total change in other comprehensive income (loss)	$8,044	$(29)	$8,073	$(344)	$(65)	$(279)

The following tables set forth the changes in accumulated other comprehensive (loss) income by component for the three months ended March 30, 2019 and March 31, 2018:

(in thousands)	Pension and postretirement liability and reclassification adjustments	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)
Balance at December 29, 2018	$(9,959)	$(87,965)	$(97,924)
Activity in the period	(49)	8,122	8,073
Balance at March 30, 2019	$(10,008)	$(79,843)	$(89,851)

(in thousands)	Pension and postretirement liability and reclassification adjustments	Unrealized gain (loss) on investments	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)
Balance at December 30, 2017	$(10,836)	$9,795	$(62,627)	$(63,668)
Cumulative effect adjustment (a)	—	(9,795)	—	(9,795)
Activity in the period	(3)	—	(276)	(279)
Balance at March 31, 2018	$(10,839)	$—	$(62,903)	$(73,742)
(a)The Company adopted ASU 2016-01 on December 31, 2017 on a modified retrospective basis, recognizing the cumulative effect as a $9.8 million increase to retained earnings.

Amounts reclassified from accumulated other comprehensive (loss) income to earnings for the three months ended March 30, 2019 and March 31, 2018 were as follows:

	Three Months Ended
(in thousands)	March 30, 2019	March 31, 2018
Pension and Postemployment plans:
Amortization of prior service	$62	$74

The Company recognizes the amortization of prior service costs in Other (expense) income, net within the Condensed Consolidated Statements of Net Income.

13. Income Taxes

The effective tax rate for the three months ended March 30, 2019 was 20.3%, compared to an effective tax rate for the three months ended March 31, 2018 of 19.3%. The effective tax rates for both periods were lower than the applicable U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions.

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
(in thousands, except per share amounts)	March 30, 2019	March 31, 2018
Numerator:
Net income as reported	$36,989	$36,029

Denominator:
Weighted average shares outstanding
Basic	24,717	24,339
Effect of dilutive securities	292	436
Diluted	25,009	24,775

Earnings Per Share:
Basic earnings per share	$1.50	$1.48
Diluted earnings per share	$1.48	$1.45

Potential shares of common stock relating to stock options excluded from the earnings per share calculation because their effect would be anti-dilutive were 77,047 for the three months ended March 30, 2019. No potential shares of common stock attributable to stock options were excluded from the diluted earnings per share calculation for the three months ended March 31, 2018.

Share Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a program for the period May 1, 2018 to April 30, 2019. On April 26, 2019, the Company's Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2019 to April 30, 2020. During the three months ended March 30, 2019, the Company repurchased 79,916 shares of its common stock totaling $13.6 million.

15. Related Party Transactions

As a result of the Company’s acquisition of IXYS, the Company has equity ownership in various investments that are accounted for under the equity method and recorded in investments in the Condensed Consolidated Balance Sheets. The following is a description of the investments and related party transactions.

Powersem GmbH: The Company owns 45% of the outstanding equity of Powersem GmbH (“Powersem”), a module manufacturer based in Germany. For both the three months ended March 30, 2019 and March 31, 2018, the Company recorded revenues of $0.1 million from sales of products to Powersem for use as components in their products. During the three months ended March 30, 2019 and March 31, 2018, the Company purchased $0.8 million and $1.1 million of products from Powersem, respectively. As of March 30, 2019, the accounts receivable balance from Powersem was $0.1 million and the accounts payable balance to Powersem was $0.1 million. As of December 29, 2018, the trade receivable balance from Powersem was $0.1 million and the accounts payable balance to Powersem was $0.2 million.

EB Tech Ltd.: The Company owns approximately 20% of the outstanding equity of EB Tech Ltd. (“EB Tech”), a company with expertise in radiation technology based in South Korea. EB Tech rendered processing services for the Company totaling approximately $0.1 million for both three months ended March 30, 2019 and March 31, 2018. As of March 30, 2019 and December 29, 2018, the Company’s accounts payable balance to EB Tech was $0.1 million.

Automated Technology, Inc.: The Company owns approximately 24% of the outstanding common shares of Automated Technology, Inc (“ATEC”), a supplier located in the Philippines that provides assembly and test services. During the three months ended March 30, 2019 and March 31, 2018, ATEC rendered assembly and test services to the Company totaling approximately $1.5 million and $2.4 million, respectively. As of March 30, 2019, the Company’s accounts payable balance to ATEC was $0.4 million. As of December 29, 2018, the Company’s accounts payable balance to ATEC was $0.5 million.

On March 25, 2019, the Company entered into a definitive agreement to sell the assets and liabilities of Microwave Technology, Inc. (“MWT”) resulting in a loss on disposal of $2.6 million reflected in Other income (expense), net in the Condensed Consolidated Statements of Net Income. The operations of Microwave Technology, Inc. were included in the Electronics segment. One member of the Company’s  Board of Directors is the co-owner of a company that agreed to purchase MWT. This transaction closed on April 26, 2019.

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

•
Electronics Segment: Consists of one of the broadest product offerings in the industry, including fuses and fuse accessories, positive temperature coefficient (“PTC”) resettable fuses, polymer electrostatic discharge (“ESD”) suppressors, varistors, reed switch based magnetic sensing, gas discharge tubes; semiconductor and power semiconductor products such as discrete transient voltage suppressor (“TVS”) diodes, TVS diode arrays, protection and switching thyristors, silicon carbide, metal-oxide-semiconductor field-effect transistors (“MOSFETs”) and silicon carbide diodes; and insulated gate bipolar transistors (“IGBT”) technologies. The segment covers a broad range of end markets, including industrial and automotive electronics, electric vehicle infrastructure, data and telecommunications, medical devices, LED lighting, consumer electronics and appliances

•
Automotive Segment: Consists of a wide range of circuit protection, power control and sensing technologies for global original equipment manufacturers (“OEMs”), Tier-I suppliers and parts distributors in passenger car, heavy duty truck, off-road vehicles, material handling, agricultural, construction and other commercial vehicle industries. Passenger car fuse products include fuses and fuse accessories for internal combustion engine vehicles and hybrid and electric vehicles including blade fuses, battery cable protectors, resettable fuses, high-current fuses, and high-voltage fuses. Commercial vehicle products include fuses, switches, relays, and power distribution modules for the commercial vehicle industry. Automotive sensor products include a wide range of automotive and commercial vehicle products designed to monitor the passenger compartment occupants, safety and environment as well as the vehicle’s powertrain, emissions, speed and suspension.

•
Industrial Segment: Consists of power fuses, protection relays and controls and other circuit protection products for use in various industrial applications such as oil, gas, mining, alternative energy - solar and wind, electric vehicle infrastructure, construction, HVAC systems, elevator and other industrial equipment.

Segment information is summarized as follows:

	Three Months Ended
(in thousands)	March 30, 2019	March 31, 2018
Net sales
Electronics	$265,394	$264,411
Automotive	113,483	126,131
Industrial	26,623	27,271
Total net sales	$405,500	$417,813

Depreciation and amortization
Electronics	$15,342	$13,678
Automotive	6,877	5,970
Industrial	1,060	1,460
Other	—	2,504
Total depreciation and amortization	$23,279	$23,612

Operating income (loss)
Electronics	$49,037	$53,964
Automotive	13,200	18,390
Industrial	3,505	4,709
Other(a)	(5,069)	(39,492)
Total operating income	60,673	37,571
Interest expense	5,686	5,423
Foreign exchange loss (gain)	4,243	(10,555)
Other expense (income), net	4,305	(1,943)
Income before income taxes	$46,439	$44,646

(a) Included in “Other” Operating income (loss) for the 2019 first quarter is $2.4 million of acquisition integration charges primarily related to the IXYS acquisition. In addition, there were $2.7 million of restructuring charges primarily related to employee termination costs.

The first quarter of 2018 includes approximately $38.6 million of charges primarily related to the IXYS acquisition, which include $17.9 million of purchase accounting inventory step-up charges, $11.6 million in acquisition-related and integration costs primarily related to legal, accounting and other expenses, $2.5 million in backlog amortization costs, and $4.5 million in stock compensation expense recognized immediately upon close for converted IXYS options related to prior service periods and $2.1 million change in control expense related to IXYS. In addition, there were $0.8 million of employee termination costs and $0.1 million of acquisition-related expenses for other contemplated acquisitions.

The Company’s net sales by country were as follows:

	Three Months Ended
(in thousands)	March 30, 2019	March 31, 2018
Net sales
United States	$119,528	$123,877
China	57,334	106,508
Other countries(a)	228,638	187,428
Total net sales	$405,500	$417,813

 The Company’s long-lived assets by country were as follows:

(in thousands)	March 30, 2019	December 29, 2018
Long-lived assets
United States	$57,527	$58,691
China	94,807	95,806
Mexico	73,694	70,495
Germany	35,536	36,548
Philippines	36,223	32,459
Other countries(a)	44,547	45,895
Total long-lived assets	$342,334	$339,894

The Company’s additions to long-lived assets by country were as follows:

	Three Months Ended
(in thousands)	March 30, 2019	March 31, 2018
Additions to long-lived assets
United States	$905	$2,909
China	1,225	5,144
Mexico	5,484	3,310
Germany	598	3,038
Philippines	5,229	2,162
Other countries(a)	635	1,346
Total additions to long-lived assets	$14,076	$17,909

(a)	Each country included in other countries are less than 10% of net sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).

Certain statements in this section and other parts of this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the federal securities laws and are entitled to the safe-harbor provisions of the PSLRA. These statements include statements regarding the Company’s future performance, as well as management's expectations, beliefs, intentions, plans, estimates or projections relating to the future. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy, although not all forward-looking statements contain such terms. The Company cautions that forward-looking statements, which speak only as of the date they are made, are subject to risks, uncertainties and other factors, and actual results and outcomes may differ materially from those indicated or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks relating to product demand and market acceptance; economic conditions; the impact of competitive products and pricing; product quality problems or product recalls; capacity and supply difficulties or constraints; coal mining exposures reserves; failure of an indemnification for environmental liability; exchange rate fluctuations; commodity price fluctuations; the effect of the Company's accounting policies; labor disputes; restructuring costs in excess of expectations; pension plan asset returns less than assumed; uncertainties related to political or regulatory changes; the risk that expected benefits, synergies and growth prospects of the Company’s completed acquisition of IXYS Corporation (“IXYS”) may not be achieved in a timely manner, or at all; the risk that IXYS’s business may not be successfully integrated with the Company’s; the risk that the Company and IXYS will be unable to retain and hire key personnel; and the risk that disruption from the acquisition may adversely affect the Company’s or IXYS’ business and their respective relationships with customers, suppliers or employees; and other risks which may be detailed in the Company's other Securities and Exchange Commission filings, including those set forth under Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 29, 2018. The Company does not undertake any obligation to update or revise any forward-looking statements to reflect future events or circumstances, new information or otherwise.

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with information provided in the consolidated financial statements and the related Notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 29, 2018.

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

Executive Summary

For the first quarter of 2019, the Company recognized net sales of $405.5 million compared to $417.8 million in the first quarter of 2018 representing a decrease of $12.3 million, or 2.9%. The decrease was primarily driven by $9.9 million or 2.4% of unfavorable changes in foreign exchange rates and decreased volume in the passenger car and automotive sensors businesses within the Automotive segment, partially offset by higher volumes in the semiconductor business in the Electronics segment as result of the IXYS acquisition completed on January 17, 2018. The Company recognized net income of $37.0 million, or $1.48 per diluted share, in the first quarter of 2019 compared to net income of $36.0 million, or $1.45 per diluted share in the first quarter of 2018. The increase in net income reflects lower non-segment charges compared to prior year primarily due to the IXYS acquisition, partially offset by lower operating income across all segments and foreign exchange losses.

The Company continues to take actions to improve its cost structure and drive the synergies from the integration of IXYS. The Company expects to realize cost savings from the restructuring activities taken during the first quarter of 2019 including the reorganization of certain manufacturing, selling and administrative functions within the Electronics and Automotive segments. In April 2019, we announced the closure of a European manufacturing facility in the automotive sensor business within the Automotive segment.  The Company estimates the restructuring costs associated with this plant closure to be approximately  $5.0 million to $7.0 million.

Net cash provided by operating activities was $30.9 million for the three months ended March 30, 2019 as compared to $69.3 million for the three months ended March 31, 2018. The decrease in net cash provided by operating activities reflected lower earnings and higher working capital levels primarily due to the timing of supplier and customer payments.

During the three months ended March 30, 2019, the Company repurchased 79,916 shares of its common stock totaling $13.6 million. Since September 30, 2018, the Company has repurchased 471,888 shares of its common stock at an average price of $172.62 totaling $81.5 million.

Results of Operations

The following table summarizes the Company’s condensed consolidated results of operations for the periods presented. The first quarter of 2019 includes $5.1 million of non-segment charges, of which $2.7 million of restructuring charges are primarily related to employee termination costs and $2.4 million of acquisition integration charges are primarily related to the IXYS acquisition.

The first quarter of 2018 includes approximately $38.6 million of charges primarily related to the IXYS acquisition, which include $17.9 million of purchase accounting inventory step-up charges, $11.6 million in acquisition-related and integration costs primarily related to legal, accounting and other expenses, $2.5 million in backlog amortization costs, and $4.5 million in stock compensation expense recognized immediately upon close for converted IXYS options related to prior service periods and $2.1 million change in control expense related to IXYS. In addition, there were $0.8 million of employee termination costs and $0.1 million of acquisition-related expenses for other contemplated acquisitions.

	First Quarter
(in thousands)	2019	2018	Change	% Change
Net sales	$405,500	$417,813	$(12,313)	(2.9)%
Gross profit	155,228	149,623	5,605	3.7%
Operating expenses	94,555	112,052	(17,497)	(15.6)%
Operating income	60,673	37,571	23,102	61.5%
Income before income taxes	46,439	44,646	1,793	4.0%
Income taxes	9,450	8,617	833	9.7%
Net income	$36,989	$36,029	$960	2.7%

Net Sales

Net sales decreased $12.3 million or 2.9% for the first quarter of 2019 compared to the first quarter of 2018 primarily due to $9.9 million or 2.4% of unfavorable changes in foreign exchange rates, lower volume in the automotive sensors and passenger car businesses within the Automotive segment, partially offset by higher sales in the semiconductor business driven by the IXYS acquisition.

Gross Profit

Gross profit was $155.2 million, or 38.3% of net sales, in the first quarter of 2019 compared to $149.6 million, or 35.8% of net sales, in the first quarter of 2018. The increase in gross margin is primarily due to the 2018 IXYS purchase accounting inventory step-up charge of $17.9 million, which negatively impacted the 2018 gross margin by 4.3%, partially offset by lower volume, unfavorable price impacts and product mix within the Electronics and Automotive segments.

Operating Expenses

Total operating expenses were $94.6 million, or 23.3% of net sales, for the first quarter of 2019 compared to $112.1 million, or 26.8% of net sales, for the first quarter of 2018. The decrease in operating expenses of $17.5 million is primarily due to lower acquisition and integration related costs of $9.2 million, reduced stock compensation expense of $4.5 million, $2.5 million of backlog amortization expense and $2.1 million of change in control expense related to the IXYS acquisition in 2018.

Operating Income

Operating income was $60.7 million, an increase of $23.1 million, or 61.5%, for the first quarter of 2019 compared to $37.6 million for the first quarter of 2018. The increase in operating income is due to the $17.9 million purchase accounting inventory step-up charges and the lower operating expenses noted above partially offset by lower operating income across all segments. Operating margins increased from 9.0% in the first quarter of 2018 to 15.0% in the first quarter of 2019 driven by factors mentioned above.

Income Before Income Taxes

Income before income taxes was $46.4 million, or 11.5% of net sales, for the first quarter of 2019 compared to $44.6 million, or 10.7% of net sales, for the first quarter of 2018. In addition to the factors impacting comparative results for operating income discussed above, income before taxes was impacted by foreign exchange losses of $4.2 million during the three months ended March 30, 2019 compared to foreign exchange gains of $10.6 million during the three months ended March 31, 2018, impairment charges of $2.8 million for certain other investments and a $2.6 million loss on the disposal of a business within the Electronics segment.

Income Taxes

Income tax expense was $9.5 million, or an effective tax rate of 20.3%, for the first quarter of 2019 compared to $8.6 million, or an effective tax rate of 19.3%, for the first quarter of 2018. The effective tax rates for both periods were lower than the applicable U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Automotive and Industrial. Segment information is described more fully in Note 16, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales by segment:

	First Quarter
(in thousands)	2019	2018	Change	% Change
Electronics	$265,394	$264,411	$983	0.4%
Automotive	113,483	126,131	(12,648)	(10.0)%
Industrial	26,623	27,271	(648)	(2.4)%
Total	$405,500	$417,813	$(12,313)	(2.9)%

Electronics Segment

Net sales increased $1.0 million, or 0.4%, in the first quarter of 2019 compared to the first quarter of 2018 primarily due to $10.2 million increase in the semiconductor business due to the IXYS acquisition completed on January 17, 2018, partially offset by unfavorable foreign currency impact of $5.3 million and lower electronics products volume.

Automotive Segment

Net sales decreased $12.6 million, or 10.0%, in the first quarter of 2019 compared to the first quarter of 2018 due to decreased volume in the passenger car and automotive sensors businesses and unfavorable foreign exchange impact of $4.4 million, partially offset by slightly higher volume in the commercial vehicle business.

Industrial Segment

Net sales decreased slightly by $0.6 million, or 2.4%, in the first quarter of 2019 compared to the first quarter of 2018 primarily due to the exit of the Custom business during the second quarter of 2018 and unfavorable foreign exchange impact of $0.2 million, partially offset by higher volume across the power fuse and relay businesses.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	First Quarter
(in thousands)	2019	2018	Change	% Change
Asia-Pacific	$172,781	$179,272	$(6,491)	(3.6)%
Americas	138,034	138,729	(695)	(0.5)%
Europe	94,685	99,812	(5,127)	(5.1)%
Total	$405,500	$417,813	$(12,313)	(2.9)%

Asia-Pacific

Net sales decreased $6.5 million, or 3.6%, in the first quarter of 2019 compared to the first quarter of 2018. The decrease in net sales was primarily due to lower volume in the passenger car and automotive sensors businesses within the Automotive segment and unfavorable foreign currency impact of $2.6 million, partially offset by higher volume in the semiconductor business within the Electronics segment.

Americas

Net sales decreased $0.7 million, or 0.5%, in the first quarter of 2019 compared to the first quarter of 2018 primarily due to lower volume in the automotive sensors business in the Automotive segment and unfavorable foreign currency impact of $0.3 million, partially offset by higher volume in the semiconductor business within the Electronics segment.

Europe

Net sales decreased $5.1 million, or 5.1%, in the first quarter of 2019 compared to the first quarter of 2018. The decrease in net sales was primarily due to unfavorable foreign currency effects of $7.0 million, partially offset by higher volume in the commercial vehicles and automotive sensors businesses within the Automotive segment and higher volume in the semiconductor business within the Electronics segment.

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

On October 13, 2017, the Company amended the Credit Agreement to increase the Revolving Credit Facility from $575.0 million to $700.0 million and increase the Term Loan from $125.0 million to $200.0 million and to extend the expiration date from March 4, 2021 to October 13, 2022. The Credit Agreement also includes the option for the Company to increase the size of the Revolving Credit Facility and the Term Loan by up to an additional $300.0 million, in the aggregate, subject to the satisfaction of certain conditions set forth in the Credit Agreement. Term Loans may be made in up to two advances. The first advance of $125.0 million occurred on October 13, 2017 and the second advance of $75.0 million occurred on January 16, 2018. For the Term Loan, the Company is required to make quarterly principal payments of 1.25% of the original term loan ($2.5 million with the second advance on January 16, 2018) through maturity, with the remaining balance due on October 13, 2022. The Company paid quarterly principle payments of $5.0 million on the term loan during the three months ended March 30, 2019.

Outstanding borrowings under the Credit Agreement bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six-month periods, plus 1.00% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.00% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the credit agreement ranging from 0.15% to 0.25%, based on the Consolidated Leverage Ratio, as defined in the agreement. The credit agreement includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 3.75% at March 30, 2019.

As of March 30, 2019, the Company had $0.1 million outstanding in letters of credit and had available $699.9 million of borrowing capacity under the Revolving Credit Facility. At March 30, 2019, the Company was in compliance with all covenants under the Credit Agreement. Further information regarding the Company’s credit agreement is provided in Note 9, Debt, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report.

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

On November 15, 2017, the Company entered into a Note Purchase Agreement pursuant to which the Company issued and sold $175 million in aggregate principal amount of senior notes in two series. On January 16, 2018, $50 million aggregate principal amount of 3.48% Senior Notes, Series A, due February 15, 2025 (“U.S. Senior Notes, Series A due 2025”) and $125 million in aggregate principal amount of 3.78% Senior Notes, Series B, due February 15, 2030 (“U.S. Senior Notes, Series B due 2030”) (together the “U.S. Senior Notes due 2025 and 2030” and with the Euro Senior Notes and the U.S. Senior Notes due 2022 and 2027, the “Senior Notes”) were funded. Interest on the U.S. Senior Notes due 2025 and 2030 is payable semiannually on February 15 and August 15, commencing on August 15, 2018. Further information regarding the Company’s Senior Notes is provided in Note 9, Debt, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report.

Dividends

During the first quarter of 2019, the Company paid quarterly dividends of $10.6 million to the shareholders. On April 26, 2019, the Board of Directors of the Company declared a quarterly dividend of $0.43 per share, payable on June 6, 2019 to stockholders of record as May 23, 2019.

Cash Flow Overview

	First Quarter
(in thousands)	2019	2018
Net cash provided by operating activities	$30,919	$69,268
Net cash used in investing activities	(14,244)	(324,377)
Net cash (used in) provided by financing activities	(31,333)	240,308
Effect of exchange rate changes on cash and cash equivalents	1,539	(2,417)
Decrease in cash and cash equivalents	(13,119)	(17,218)
Cash and cash equivalents at beginning of period	489,733	429,676
Cash and cash equivalents at end of period	$476,614	$412,458

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $30.9 million for the first three months of 2019, compared to $69.3 million during the first three months of 2018. The decrease in net cash provided by operating activities reflected lower earnings and higher working capital levels primarily due to the timing of supplier and customer payments.

Cash Flow from Investing Activities

Net cash used in investing activities was $14.2 million for the three months ended March 30, 2019 compared to $324.4 million during the three months ended March 31, 2018. Net cash used for the acquisition of IXYS was $306.5 million for the three months ended March 31, 2018. Capital expenditures were $14.1 million, representing a decrease of $3.8 million compared to 2018.

Cash Flow from Financing Activities

Net cash used in financing activities was $31.3 million for the three months ended March 30, 2019 compared to net cash provided by financing activities of $240.3 million for the three months ended March 31, 2018. The Company repurchased 79,916 shares of its common stock during the three months ended March 30, 2019 totaling $13.6 million, but made payments of $17.9 million related to settled share repurchases. The Company made payments of $5.0 million on the term loan during the three months ended March 30, 2019 as compared to $300.0 million of proceeds from the credit facility and senior notes payable and $49.5 million of payments on the credit facility and term loan during the three months ended March 31, 2018. Additionally, dividends paid increased $1.4 million from $9.2 million in 2018 to $10.6 million for the three months ended March 30, 2019.

Share Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a program for the period May 1, 2018 to April 30, 2019 (“Share Repurchase Program”). During the three months ended March 30, 2019, the Company repurchased 79,916 shares of its common stock totaling $13.6 million. The Share Repurchase Program expired on April 30, 2019 with 471,888 shares repurchased. On April 26, 2019, the Company's Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2019 to April 30, 2020.

Off-Balance Sheet Arrangements

As of March 30, 2019, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 29, 2018. During the three months ended March 30, 2019, there were no significant changes in the application of critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 29, 2018. During the three months ended March 30, 2019, there have been no material changes in our exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 30, 2019, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

During the three months ended March 30, 2019, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended December 29, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a program for the period May 1, 2018 to April 30, 2019. The Company repurchased 79,916 during the three months ended March 30, 2019 . There are 528,112 and 608,028 shares may yet be purchased under the program as of March 30, 2019 and December 29, 2018, respectively.

The table below presents shares of the Company’s common stock which were acquired by the Company during three months ended March 30, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
December 30 through January 26	66,796	169.11	66,796	541,232
January 27 through February 23	13,120	172.16	13,120	528,112
February 24 through March 30	—	—	—	528,112
Total	79,916	169.61	79,916	528,112

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description

3.1	Amended and Restated Bylaws of Littelfuse, Inc. (filed as Exhibit 3.1 to the Company's current report on Form 8-K filed January 25, 2019, Commission File No. 20388).

31.1*	Certification of David W. Heinzmann, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Meenal A. Sethna, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+
Certain schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC. The registrant agrees to furnish supplementary a copy of any omitted schedule or exhibit to the SEC upon request.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Meenal A. Sethna
Meenal A. Sethna
Executive Vice President and Chief Financial Officer
Date: May 1, 2019
	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Vice President and Chief Accounting Officer