Form 10-Q
period 2019-09-28
LITTELFUSE INC /DE
filed 2019-10-30
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission file number 0-20388
LITTELFUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware		36-3795742
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
8755 West Higgins Road
Suite 500
Chicago	Illinois	60631
(Address of principal executive offices)		(ZIP Code)

Registrant’s telephone number, including area code: 773-628-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.01 par value	LFUS	NASDAQ	Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X]

As of October 25, 2019, the registrant had outstanding 24,358,002 shares of Common Stock, net of Treasury Shares.

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 28, 2019 (unaudited) and December 29, 2018	3
	Condensed Consolidated Statements of Net Income for the three and nine months ended September 28, 2019 (unaudited) and September 29, 2018 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2019 (unaudited) and September 29, 2018 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2019 (unaudited) and September 29, 2018 (unaudited)	6
	Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 28, 2019 (unaudited) and September 29, 2018 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	38
Item 6.	Exhibits	38
Signatures		39

LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands)	September 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$476,057	$489,733
Short-term investments	33	34
Trade receivables, less allowances of $39,874 and $36,038 at September 28, 2019 and December 29, 2018, respectively	226,352	232,892
Inventories	240,059	258,228
Prepaid income taxes and income taxes receivable	2,730	2,339
Prepaid expenses and other current assets	62,361	49,291
Total current assets	1,007,592	1,032,517
Net property, plant, and equipment	329,792	339,894
Intangible assets, net of amortization	326,417	361,474
Goodwill	813,653	826,715
Investments	26,662	25,405
Deferred income taxes	7,485	7,330
Right of use lease assets, net	21,598	—
Other assets	18,162	20,971
Total assets	$2,551,361	$2,614,306
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$107,211	$126,323
Accrued liabilities	114,549	138,405
Accrued income taxes	16,989	20,547
Current portion of long-term debt	10,000	10,000
Total current liabilities	248,749	295,275
Long-term debt, less current portion	668,160	684,730
Deferred income taxes	51,776	51,853
Accrued post-retirement benefits	28,725	31,874
Non-current operating lease liabilities	17,237	—
Other long-term liabilities	64,502	72,232
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, September 28, 2019–25,820,918; December 29, 2018–25,641,959	256	254
Treasury stock, at cost: 1,473,558 and 868,045 shares, respectively	(216,384)	(116,454)
Additional paid-in capital	860,871	835,828
Accumulated other comprehensive loss	(112,608)	(97,924)
Retained earnings	939,946	856,507
Littelfuse, Inc. shareholders’ equity	1,472,081	1,478,211
Non-controlling interest	131	131
Total equity	1,472,212	1,478,342
Total liabilities and equity	$2,551,361	$2,614,306
 See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$361,971	$439,191	$1,165,350	$1,316,187
Cost of sales	231,025	259,597	737,368	817,983
Gross profit	130,946	179,594	427,982	498,204

Selling, general, and administrative expenses	54,224	69,782	174,845	220,540
Research and development expenses	19,728	20,454	62,595	65,742
Amortization of intangibles	9,827	13,130	30,068	38,501
Total operating expenses	83,779	103,366	267,508	324,783
Operating income	47,167	76,228	160,474	173,421

Interest expense	5,559	5,775	16,834	16,980
Foreign exchange loss (gain)	4,968	982	5,636	(6,372)
Other (income) expense, net	(4,764)	1,259	(3,406)	(2,362)
Income before income taxes	41,404	68,212	141,410	165,175
Income taxes	5,757	14,666	24,982	33,275
Net income	$35,647	$53,546	$116,428	$131,900

Income per share:
Basic	$1.46	$2.13	$4.72	$5.31
Diluted	$1.44	$2.10	$4.68	$5.23

Weighted-average shares and equivalent shares outstanding:
Basic	24,482	25,109	24,646	24,817
Diluted	24,684	25,471	24,894	25,212

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$35,647	$53,546	$116,428	$131,900
Other comprehensive income (loss):
Pension and postemployment adjustment, net of tax	137	(115)	249	648
Foreign currency translation adjustments	(17,163)	(7,832)	(14,933)	(24,816)
Comprehensive income	$18,621	$45,599	$101,744	$107,732

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	September 28, 2019	September 29, 2018
OPERATING ACTIVITIES
Net income	$116,428	$131,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,988	37,559
Amortization of intangibles	30,068	38,501
Deferred revenue	(228)	3,965
Non-cash inventory charges	—	36,927
Impairment charges	322	1,125
Stock-based compensation	15,738	23,153
Loss (gain) on investments and other assets	559	(350)
Deferred income taxes	(203)	(10,979)
Other	8,267	594
Changes in operating assets and liabilities:
Trade receivables	2,781	(20,588)
Inventories	18,102	(17,624)
Accounts payable	(29,453)	17,033
Accrued liabilities and income taxes	(44,241)	20,736
Prepaid expenses and other assets	3,735	(9,836)
Net cash provided by operating activities	160,863	252,116

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(775)	(313,475)
Purchases of property, plant, and equipment	(38,397)	(55,946)
Net proceeds from sale of property, plant and equipment, and other	6,212	858
Net cash used in investing activities	(32,960)	(368,563)

FINANCING ACTIVITIES
Proceeds of revolving credit facility	—	60,000
Proceeds of term loan	—	75,000
Net proceeds from senior notes payable	—	175,000
Payments of term loan	(7,500)	(42,525)
Payments of revolving credit facility	—	(60,000)
Net proceeds related to stock-based award activities	4,412	17,920
Purchases of common stock	(99,387)	—
Debt issuance costs	—	(878)
Cash dividends paid	(32,990)	(29,258)
Net cash (used in) provided by financing activities	(135,465)	195,259
Effect of exchange rate changes on cash and cash equivalents	(6,114)	(10,273)
(Decrease) increase in cash and cash equivalents	(13,676)	68,539
Cash and cash equivalents at beginning of period	489,733	429,676
Cash and cash equivalents at end of period	$476,057	$498,215
Supplementary Cash Flow Information
Cash paid during the period for interest	$17,872	$15,785
Capital expenditures, not yet paid	$8,978	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Inc. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 29, 2018	$254	$835,828	$(116,454)	$(97,924)	$856,507	$131	$1,478,342
Net income	—	—	—	—	36,989	—	36,989
Other comprehensive income, net of tax	—	—	—	8,073	—	—	8,073
Stock-based compensation	—	3,966	—	—	—	—	3,966
Withheld shares on restricted share units for withholding taxes	—	—	(94)	—	—	—	(94)
Stock options exercised	—	2,292	—	—	—	—	2,292
Repurchases of common stock	—	—	(13,555)	—	—	—	(13,555)
Cash dividends paid ($0.43 per share)	—	—	—	—	(10,625)	—	(10,625)
Balance at March 30, 2019	$254	$842,086	$(130,103)	$(89,851)	$882,871	$131	$1,505,388
Net income	—	—	—	—	43,792	—	43,792
Other comprehensive loss, net of tax	—	—	—	(5,731)	—	—	(5,731)
Stock-based compensation	—	8,284	—	—	—	—	8,284
Withheld shares on restricted share units for withholding taxes	—	—	(4,010)	—	—	—	(4,010)
Stock options exercised	1	4,822	—	—	—	—	4,823
Repurchases of common stock	—	—	(31,955)	—	—	—	(31,955)
Cash dividends paid ($0.43 per share)	—	—	—	—	(10,649)	—	(10,649)
Balance at June 29, 2019	$255	$855,192	$(166,068)	$(95,582)	$916,014	$131	$1,509,942
Net income					35,647		35,647
Other comprehensive loss, net of tax	—	—	—	(17,026)	—	—	(17,026)
Stock-based compensation		3,488					3,488
Withheld shares on restricted share units for withholding taxes	—	—	(790)	—	—	—	(790)
Stock options exercised	1	2,191					2,192
Repurchases of common stock	—	—	(49,526)	—	—	—	(49,526)
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,715)	—	(11,715)
Balance at September 28, 2019	$256	$860,871	$(216,384)	$(112,608)	$939,946	$131	$1,472,212

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Inc. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 30, 2017	$229	$310,012	$(41,294)	$(63,668)	$722,140	$137	$927,556
Net income	—	—	—	—	36,029	—	36,029
Cumulative effect adjustment	—	—	—	(9,795)	9,795	—	—
Other comprehensive loss, net of tax	—	—	—	(279)	—	—	(279)
Stock-based compensation	—	8,714	—	—	—	—	8,714
Withheld shares on restricted share units for withholding taxes	—	—	(2,758)	—	—	—	(2,758)
Stock options exercised	—	9,609	—	—	—	—	9,609
Issuance of common stock	22	472,279	—	—	—	—	472,301
Cash dividends paid ($0.37 per share)	—	—	—	—	(9,198)	—	(9,198)
Balance at March 31, 2018	$251	$800,614	$(44,052)	$(73,742)	$758,766	$137	$1,441,974
Net income	—	—	—	—	42,326	—	42,326
Other comprehensive loss, net of tax	—	—	—	(15,942)	—	—	(15,942)
Stock-based compensation	—	7,169	—	—	—	—	7,169
Non-controlling interest	—	—	—	—	—	(7)	(7)
Withheld shares on restricted share units for withholding taxes	—	—	(4,284)	—	—	—	(4,284)
Stock options exercised	2	8,043	—	—	—	—	8,045
Cash dividends paid ($0.37 per share)	—	—	—	—	(9,261)	—	(9,261)
Balance at June 30, 2018	$253	$815,826	$(48,336)	$(89,684)	$791,831	$130	$1,470,020
Net income					53,546		53,546
Other comprehensive loss, net of tax	—	—	—	(7,947)	—	—	(7,947)
Stock-based compensation	—	7,270	—	—	—	—	7,270
Withheld shares on restricted share units for withholding taxes	—	—	(210)	—	—	—	(210)
Stock options exercised	1	7,516	—	—	—	—	7,517
Cash dividends paid ($0.43 per share)	—	—	—	—	(10,800)	—	(10,800)
Balance at September 29, 2018	$254	$830,612	$(48,546)	$(97,631)	$834,577	$130	$1,519,396

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

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three and nine months ended September 28, 2019 and September 29, 2018:

	Three Months Ended September 28, 2019				Nine Months Ended September 28, 2019
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$94,766	$—	$—	$94,766	$311,624	$—	$—	$311,624
Electronics – Semiconductor	132,486	—	—	132,486	440,575	—	—	440,575
Passenger Car Products	—	53,889	—	53,889	—	164,348	—	164,348
Automotive Sensors	—	23,877	—	23,877	—	74,616	—	74,616
Commercial Vehicle Products	—	26,915	—	26,915	—	87,850	—	87,850
Industrial Products	—	—	30,038	30,038	—	—	86,337	86,337
Total	$227,252	$104,681	$30,038	$361,971	$752,199	$326,814	$86,337	$1,165,350

	Three Months Ended September 29, 2018				Nine Months Ended September 29, 2018
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$124,174	$—	$—	$124,174	$366,990	$—	$—	$366,990
Electronics – Semiconductor	172,298	—	—	172,298	493,250	—	—	493,250
Passenger Car Products	—	57,761	—	57,761	—	184,922	—	184,922
Automotive Sensors	—	27,311	—	27,311	—	89,362	—	89,362
Commercial Vehicle Products	—	29,344	—	29,344	—	93,434	—	93,434
Industrial Products	—	—	28,303	28,303	—	—	88,229	88,229
Total	$296,472	$114,416	$28,303	$439,191	$860,240	$367,718	$88,229	$1,316,187

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

Included in the Company’s Condensed Consolidated Statements of Net Income for the three and nine months ended September 29, 2018 are net sales of approximately $99.7 million and $286.2 million, respectively, and an income (loss) before income taxes of $6.2 million and $(25.5) million, respectively, since the January 17, 2018 acquisition of IXYS. The Company recognized approximately $4.3 million and $11.8 million of stock compensation expense related to IXYS stock options converted to Littelfuse stock options during the three and nine months ended September 29, 2018, of which $4.5 million was recognized immediately as it related to prior services periods.

As required by purchase accounting rules, the Company recorded a $36.9 million step-up of inventory to its fair value as of the acquisition date based on the valuation. The step-up was fully amortized as a non-cash charge to cost of goods sold during the first and second quarters of 2018, as the acquired inventory was sold, and reflected as other non-segment costs.

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

	Three Months Ended	Nine Months Ended
(in thousands, except per share amounts)	September 29, 2018	September 29, 2018
Net sales	$439,191	$1,332,900
Income before income taxes	71,737	228,503
Net income	56,060	179,264
Net income per share — basic	2.23	7.17
Net income per share — diluted	2.18	7.16

Pro forma results presented above primarily reflect the following adjustments:

	Three Months Ended	Nine Months Ended
(in thousands)	September 29, 2018	September 29, 2018
Amortization(a)	$3,104	$8,289
Transaction costs(b)	—	9,976
Amortization of inventory step-up(c)	—	36,927
Stock compensation(d)	421	5,110
Income tax impact of above items	(1,011)	(14,290)

(a)
The amortization adjustment for the three and nine months ended September 29, 2018 primarily reflects the reduction of amortization expense in the period related to the Order backlog intangible asset. The Order backlog has a useful life of twelve months and was fully amortized in the fiscal 2017 pro forma results.

(b)
The transaction cost adjustments reflect the reversal of certain bank and attorney fees from the nine months ended September 29, 2018 and recognition of those fees during the nine months ended September 30, 2017.

(c)
The amortization of inventory step-up adjustment reflects the reversal of the amount recognized during the three and nine months ended September 29, 2018 and recognition of those costs during the three and nine months ended September 30, 2017. The inventory step-up was amortized over five months as the inventory was sold.

(d)
The stock compensation adjustment reflects the reversal of the portion of stock compensation for IXYS stock options that were converted to Littelfuse stock options and expensed immediately during the nine months ended September 29, 2018.

3. Inventories

The components of inventories at September 28, 2019 and December 29, 2018 are as follows:

(in thousands)	September 28, 2019	December 29, 2018
Raw materials	$71,327	$69,883
Work in process	78,022	88,505
Finished goods	90,710	99,840
Total	$240,059	$258,228

4. Property, Plant, and Equipment

The components of net property, plant, and equipment at September 28, 2019 and December 29, 2018 are as follows:

(in thousands)	September 28, 2019	December 29, 2018
Land	$24,699	$25,630
Building	106,062	114,636
Equipment	605,965	583,043
Accumulated depreciation and amortization	(406,934)	(383,415)
Total	$329,792	$339,894

The Company recorded depreciation expense of $13.3 million and $13.1 million for the three months ended September 28, 2019 and September 29, 2018, respectively, and $39.0 million and $37.6 million for the nine months ended September 28, 2019 and September 29, 2018, respectively.

5. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by segment for the nine months ended September 28, 2019 are as follows:

(in thousands)	Electronics	Automotive	Industrial	Total
As of December 29, 2018	$656,039	$132,332	$38,344	$826,715
Currency translation	(10,627)	(2,530)	95	(13,062)
As of September 28, 2019	$645,412	$129,802	$38,439	$813,653

The components of other intangible assets at September 28, 2019 are as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Patents, licenses and software	$136,565	$76,797	$59,768
Distribution network	43,638	36,014	7,624
Customer relationships, trademarks, and tradenames	372,627	113,602	259,025
Total	$552,830	$226,413	$326,417

During the three months ended September 28, 2019 and September 29, 2018, the Company recorded amortization expense of $9.8 million and $13.1 million, respectively. During the nine months ended September 28, 2019 and September 29, 2018, the Company recorded amortization expense of $30.1 million and $38.5 million, respectively.

Estimated annual amortization expense related to intangible assets with definite lives as of September 28, 2019 is as follows:

(in thousands)	Amount
2019	$41,376
2020	39,206
2021	37,606
2022	36,532
2023	32,150
2024 and thereafter	169,616
Total	$356,486

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

The following table presents the classification of ROU assets and lease liabilities as of September 28, 2019:

Leases (in thousands)	Condensed Consolidated Balance Sheet Classification	September 28, 2019
Assets
Operating ROU assets	Right of use lease assets, net	$21,598
Liabilities
Current operating lease liabilities	Accrued liabilities	$6,926
Non-current operating lease liabilities	Non-current operating lease liabilities	17,237
Total lease liabilities		$24,163

The following table represents the lease costs for the three and nine months ended ended September 28, 2019:

Leases cost (in thousands)	Condensed Consolidated Statements of Net Income Classification	Three Months Ended September 28, 2019	Nine Months Ended September 28, 2019
Short-term lease expenses	Cost of sales, SG&A expenses	$86	$387
Variable lease expenses	Cost of sales, SG&A expenses	239	621
Operating lease rent expenses	Cost of sales, SG&A expenses	2,131	6,539
Total operating lease costs	Cost of sales, SG&A expenses	$2,456	$7,547

Maturity of Lease Liabilities as of September 28, 2019 (in thousands)	Operating leases
2019 (excluding the nine months ended September 28, 2019)	$2,155
2020	7,571
2021	5,878
2022	4,873
2023	3,252
2024 and thereafter	3,253
Total lease payments	$26,982

Present value of lease liabilities	$24,163

Operating Lease Term and Discount Rate	September 28, 2019
Weighted-average remaining lease term (years)	4.19
Weighted-average discount rate	5.18%

Other Information (in thousands)	Nine Months Ended September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow payments for operating leases	$(6,762)
Leased assets obtained in exchange for operating lease liabilities	2,051

7. Accrued Liabilities

The components of accrued liabilities at September 28, 2019 and December 29, 2018 are as follows:

(in thousands)	September 28, 2019	December 29, 2018
Employee-related liabilities	$42,076	$60,640
Other non-income taxes	32,453	21,523
Operating lease liability	6,926	—
Professional services	4,117	6,169
Interest	3,239	5,137
Accrued share repurchases	—	4,349
Restructuring liability	2,302	3,887
Other	23,436	36,700
Total	$114,549	$138,405

Employee-related liabilities consist primarily of payroll, sales commissions, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other client-related liabilities.

8. Restructuring, Impairment and Other Charges

The Company recorded restructuring, impairment and other charges for the three and nine months ended September 28, 2019 and September 29, 2018 as follows:

	Three months ended September 28, 2019				Nine months ended September 28, 2019
(in thousands)	Electronics	Automotive	Industrial	Total	Electronics	Automotive	Industrial	Total
Employee terminations	$655	$109	$49	$813	$4,153	$3,955	$770	$8,878
Other restructuring charges	128	1,150	124	1,402	141	1,240	374	1,755
Total restructuring charges	783	1,259	173	2,215	4,294	5,195	1,144	10,633
Impairment	—	322	—	322	—	322	—	322
Total	$783	$1,581	$173	$2,537	$4,294	$5,517	$1,144	$10,955

	Three months ended September 29, 2018				Nine months ended September 29, 2018
(in thousands)	Electronics	Automotive	Industrial	Total	Electronics	Automotive	Industrial	Total
Employee terminations	$4,614	$202	$—	$4,816	$7,693	$301	$65	$8,059
Other restructuring charges	—	166	—	166	670	166	—	836
Total restructuring charges	4,614	368	—	4,982	8,363	467	65	8,895
Impairment	—	—	—	—	—	88	1,037	1,125
Total	$4,614	$368	$—	$4,982	$8,363	$555	$1,102	$10,020

2019
For the three and nine months ended September 28, 2019, the Company recorded total restructuring charges of $2.2 million and $10.6 million, respectively, for employee termination costs and other restructuring charges. These charges primarily related to the reorganization of operations and selling, general and administrative functions as well as the integration of IXYS within the Electronics segment and the reorganization of operations in the automotive sensors and commercial vehicle products businesses within the Automotive segment.

In April 2019, we announced the closure of a European manufacturing facility in the automotive sensors business within the Automotive segment. The Company recorded $1.7 million of employee termination costs and $1.1 million of other restructuring and impairment charges associated with this plant closure.

2018
For three and nine months ended September 29, 2018, the Company recorded total restructuring charges of $5.0 million and $8.9 million, respectively, for employee termination costs and other restructuring charges related to lease termination and facility closure. These charges primarily related to the integration of IXYS and the reorganization of the IXYS Radio Pulse business within the Electronics segment. For the nine months ended September 29, 2018, the Company recorded impairment charges of $1.1 million primarily related to the impairment of a building and a trade name associated with the exit of the Custom business within the Industrial segment.

The restructuring reserves as of September 28, 2019 and December 29, 2018 are $2.3 million and $3.9 million, respectively. The restructuring reserves are included within accrued liabilities in the Condensed Consolidated Balance Sheets. The Company anticipates the remaining payments associated with employee terminations will primarily be completed by December 2019.

9. Debt

The carrying amounts of debt at September 28, 2019 and December 29, 2018 are as follows:

(in thousands)	September 28, 2019	December 29, 2018
Term Loan	$147,500	$155,000
Euro Senior Notes, Series A due 2023	128,002	133,417
Euro Senior Notes, Series B due 2028	103,932	108,330
U.S. Senior Notes, Series A due 2022	25,000	25,000
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	50,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
Other	2,619	2,619
Unamortized debt issuance costs	(3,893)	(4,636)
Total debt	678,160	694,730
Less: Current maturities	(10,000)	(10,000)
Total long-term debt	$668,160	$684,730

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

On October 13, 2017, the Company amended the Credit Agreement to increase the Revolving Credit Facility from $575.0 million to $700.0 million and increase the Term Loan from $125.0 million to $200.0 million and to extend the expiration date from March 4, 2021 to October 13, 2022. The Credit Agreement also includes the option for the Company to increase the size of the Revolving Credit Facility and the Term Loan by up to an additional $300.0 million, in the aggregate, subject to the satisfaction of certain conditions set forth in the Credit Agreement. Term Loans may be made in up to two advances. The first advance of $125.0 million occurred on October 13, 2017 and the second advance of $75.0 million occurred on January 16, 2018. For the Term Loan, the Company is required to make quarterly principal payments of 1.25% of the original term loan ($2.5 million quarterly) through maturity, with the remaining balance due on October 13, 2022. The Company paid quarterly principal payments of $7.5 million on the term loan during the nine months ended September 28, 2019.

Outstanding borrowings under the Credit Agreement bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six-month periods, plus 1.00% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.00% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the credit agreement ranging from 0.15% to 0.25%, based on the Consolidated Leverage Ratio, as defined in the agreement. The credit agreement includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 3.54% at September 28, 2019.

As of September 28, 2019, the Company had less than $0.1 million outstanding in letters of credit and had available $416.5 million of borrowing capacity under the Revolving Credit Facility based on financial covenants. At September 28, 2019, the Company was in compliance with all covenants under the Credit Agreement.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At September 28, 2019, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders, and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $6.4 million and $8.1 million for the three months ended September 28, 2019 and September 29, 2018, respectively, and $17.9 million and $15.8 million for the nine months ended September 28, 2019 and September 29, 2018, respectively.

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

The Company has certain convertible debt and convertible preferred stock investments that are accounted for under the cost method reflected in other assets in the Condensed Consolidated Balance Sheets. During the nine months ended September 28, 2019, the Company recorded impairment charges of $2.8 million in Other expense (income), net in the Condensed Consolidated Statements of Net Income to adjust these certain investments to their estimated fair value of $1.2 million. The fair value of these investments are measured on a nonrecurring basis and determined to be Level 3 under the fair value hierarchy. The Company's accounting and finance management determines the valuation policies and procedures for Level 3 fair value measurements and is responsible for the development and determination of unobservable inputs.

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

There were no changes during the quarter ended September 28, 2019 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of September 28, 2019 and December 29, 2018, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of September 28, 2019:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments in equity securities	$12,648	$—	$—	$12,648
Mutual funds	9,717	—	—	9,717

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 29, 2018:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments in equity securities	$10,312	$—	$—	$10,312
Mutual funds	9,112	—	—	9,112

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s revolving and term loan debt facilities’ fair values approximate book value at September 28, 2019 and December 29, 2018, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of September 28, 2019 and December 29, 2018 were as follows:

	September 28, 2019		December 29, 2018
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series A due 2023	$128,002	$129,793	$133,417	$130,888
Euro Senior Notes, Series B due 2028	103,933	109,767	108,330	103,774
USD Senior Notes, Series A due 2022	25,000	25,010	25,000	24,115
USD Senior Notes, Series B due 2027	100,000	103,179	100,000	94,458
USD Senior Notes, Series A due 2025	50,000	50,918	50,000	47,434
USD Senior Notes, Series B due 2030	125,000	128,681	125,000	114,731

11. Benefit Plans

The Company has company-sponsored defined benefit pension plans covering employees in the U.K., Germany, the Philippines, China, Japan, Mexico, Italy and France. The amount of the retirement benefits provided under the plans is based on years of service and final average pay.

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other expense (income), net in the Condensed Consolidated Statements of Net Income. The components of net periodic benefit cost for the three and nine months ended September 28, 2019 and September 29, 2018 were as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Components of net periodic benefit cost:
Service cost	$509	$533	$1,523	$1,599
Interest cost	777	501	2,374	1,503
Expected return on plan assets	(773)	(540)	(2,384)	(1,620)
Amortization of prior service	60	74	184	222
Net periodic benefit cost	$573	$568	$1,697	$1,704

The Company expects to make approximately $2.3 million of cash contributions to its pension plans in 2019.

12. Other Comprehensive Income (Loss)

Changes in other comprehensive (loss) income by component were as follows:

(in thousands)	Three Months Ended September 28, 2019			Three Months Ended September 29, 2018
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan adjustments	$155	$18	$137	$(115)	$—	$(115)
Foreign currency translation adjustments	(17,163)	—	(17,163)	(7,832)	—	(7,832)
Total change in other comprehensive income (loss)	$(17,008)	$18	$(17,026)	$(7,947)	$—	$(7,947)

(in thousands)	Nine Months Ended September 28, 2019			Nine Months Ended September 29, 2018
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan adjustments	$278	$29	$249	$630	$(18)	$648
Foreign currency translation adjustments	(14,933)	—	(14,933)	(24,816)	—	(24,816)
Total change in other comprehensive income (loss)	$(14,655)	$29	$(14,684)	$(24,186)	$(18)	$(24,168)

The following tables set forth the changes in accumulated other comprehensive (loss) income by component for the nine months ended September 28, 2019 and September 29, 2018:

(in thousands)	Pension and postretirement liability and reclassification adjustments	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)
Balance at December 29, 2018	$(9,959)	$(87,965)	$(97,924)
Activity in the period	249	(14,933)	(14,684)
Balance at September 28, 2019	$(9,710)	$(102,898)	$(112,608)

(in thousands)	Pension and postretirement liability and reclassification adjustments	Unrealized gain (loss) on investments	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)
Balance at December 30, 2017	$(10,836)	$9,795	$(62,627)	$(63,668)
Cumulative effect adjustment (a)	—	(9,795)	—	(9,795)
Activity in the period	648	—	(24,816)	(24,168)
Balance at September 29, 2018	$(10,188)	$—	$(87,443)	$(97,631)
(a)The Company adopted ASU 2016-01 on December 31, 2017 on a modified retrospective basis, recognizing the cumulative effect as a $9.8 million increase to retained earnings.

Amounts reclassified from accumulated other comprehensive (loss) income to earnings for the three and nine months ended September 28, 2019 and September 29, 2018 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Pension and Postemployment plans:
Amortization of prior service	$60	$74	$184	$222

The Company recognizes the amortization of prior service costs in Other (expense) income, net within the Condensed Consolidated Statements of Net Income.

13. Income Taxes

The effective tax rate for the three and nine months ended September 28, 2019 was 13.9% and 17.7% respectively, compared to the effective tax rate for the three and nine months ended September 29, 2018 of 21.5% and 20.1% respectively. The effective tax rates for the 2019 periods are lower than the effective tax rates for the 2018 periods primarily due to lower taxes in certain non-US jurisdictions, including the impact of a tax holiday in China which was applicable in the 2019 periods but not in the 2018 periods. The effective tax rates for the 2019 periods were lower than the applicable U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions.

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Numerator:
Net income as reported	$35,647	$53,546	$116,428	$131,900

Denominator:
Weighted average shares outstanding
Basic	24,482	25,109	24,646	24,817
Effect of dilutive securities	202	362	248	395
Diluted	24,684	25,471	24,894	25,212

Earnings Per Share:
Basic earnings per share	$1.46	$2.13	$4.72	$5.31
Diluted earnings per share	$1.44	$2.10	$4.68	$5.23

Potential shares of common stock relating to stock options excluded from the earnings per share calculation because their effect would be anti-dilutive were 205,516 and 38,082 for the three months ended September 28, 2019 and September 29, 2018, respectively, and 147,090 and 39,446 for the nine months ended September 28, 2019 and September 29, 2018, respectively.

Share Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a program for the period May 1, 2018 to April 30, 2019 ("2018 program"). On April 26, 2019, the Company's Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2019 to

April 30, 2020 ("2019 program"). During the three and nine months ended September 28, 2019, the Company repurchased 311,786 and 579,916 shares of its common stock totaling $49.5 million and $95.0 million, respectively.

15. Related Party Transactions

As a result of the Company’s acquisition of IXYS, the Company has equity ownership in various investments that are accounted for under the equity method and recorded in investments in the Condensed Consolidated Balance Sheets. The following is a description of the investments and related party transactions.

Powersem GmbH: The Company owns 45% of the outstanding equity of Powersem GmbH (“Powersem”), a module manufacturer based in Germany. For both the three months ended September 28, 2019 and September 29, 2018, the Company recorded revenues of $0.2 million from sales of products to Powersem for use as components in their products. For the nine months ended September 28, 2019 and September 29, 2018, the Company recorded revenues of $0.4 million and $0.6 million from sales of products to Powersem for use as components in their products, respectively. During the three months ended September 28, 2019 and September 29, 2018, the Company purchased $0.8 million and $1.3 million of products from Powersem, respectively. During the nine months ended September 28, 2019 and September 29, 2018, the Company purchased $2.4 million and $3.4 million of products from Powersem, respectively. As of September 28, 2019, the accounts receivable balance from Powersem was $0.1 million and the accounts payable balance to Powersem was $0.1 million. As of December 29, 2018, the trade receivable balance from Powersem was $0.1 million and the accounts payable balance to Powersem was $0.2 million.

EB-Tech Co., Ltd.: The Company owns approximately 19% of the outstanding equity of EB Tech Co., Ltd. (“EB Tech”), a company with expertise in radiation technology based in South Korea. During both the three months ended September 28, 2019 and September 29, 2018, EB Tech rendered processing services for the Company totaling less than $0.1 million. During both the nine months ended September 28, 2019 and September 29, 2018, EB Tech rendered processing services for the Company totaling approximately $0.3 million. As of September 28, 2019 the Company's accounts payable balance to EB Tech was less than $0.1 million. As of December 29, 2018, the Company’s accounts payable balance to EB Tech was $0.1 million.

Automated Technology (Phil), Inc.: The Company owns approximately 24% of the outstanding common shares of Automated Technology (Phil), Inc. (“ATEC”), a supplier located in the Philippines that provides assembly and test services. During the three months ended September 28, 2019 and September 29, 2018, ATEC rendered assembly and test services to the Company totaling approximately $1.7 million and $2.5 million, respectively. During the nine months ended September 28, 2019 and September 29, 2018, ATEC rendered assembly and test services to the Company totaling approximately $5.5 million and $7.7 million, respectively. As of September 28, 2019 the Company's accounts payable balance to ATEC was $0.2 million. As of December 29, 2018, the Company’s accounts payable balance to ATEC was $0.5 million.

Additionally, the Company has certain cost method investments in VTOOL Ltd. and Securepush Ltd. with a total book value of $1.2 million as of September 28, 2019 where one member of the Company’s Board of Directors is currently an investor and a director of VTOOL Ltd. and Securepush Ltd.

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

Segment information is summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales
Electronics	$227,252	$296,472	$752,199	$860,240
Automotive	104,681	114,416	326,814	367,718
Industrial	30,038	28,303	86,337	88,229
Total net sales	$361,971	$439,191	$1,165,350	$1,316,187

Depreciation and amortization
Electronics	$14,960	$15,898	$45,031	45,227
Automotive	7,067	5,891	20,848	17,830
Industrial	1,061	1,364	3,177	4,291
Other	—	3,105	—	8,712
Total depreciation and amortization	$23,088	$26,258	$69,056	$76,060

Operating income (loss)
Electronics	$34,567	$72,464	$127,233	$193,739
Automotive	11,437	10,863	34,987	44,965
Industrial	6,822	4,134	16,158	14,123
Other(a)	(5,659)	(11,233)	(17,904)	(79,406)
Total operating income	47,167	76,228	160,474	173,421
Interest expense	5,559	5,775	16,834	16,980
Foreign exchange loss (gain)	4,968	982	5,636	(6,372)
Other (income) expense, net	(4,764)	1,259	(3,406)	(2,362)
Income before income taxes	$41,404	$68,212	$141,410	$165,175

(a) Included in “Other” Operating income (loss) for the 2019 third quarter is $3.2 million ($6.9 million year-to-date) of acquisition related and integration charges primarily related to the IXYS acquisition. In addition, there were $2.5 million ($11.0 million year-to-date) of restructuring charges primarily related to employee termination costs. See Note 8, Restructuring, Impairment and Other Charges, for further discussion.

Included in "Other" Operating income (loss) for the third quarter of 2018 is includes approximately $10.1 million ($75.6 million year-to-date) of charges related to the IXYS acquisition, which include $36.9 million year-to-date of purchase accounting inventory step-up charges previously recorded during the first and second quarters of 2018, $2.4 million ($16.1 million year-to-date) in acquisition-related and integration costs primarily related to legal, accounting and other expenses, $3.1 million ($8.7 million year-to-date) in backlog amortization costs, $4.6 million ($7.3 million year-to-date) of employee termination costs and other restructuring charges, and $4.5 million year-to-date stock compensation expense recognized immediately upon close for converted IXYS options related to prior service periods and $2.1 million year-to-date change in control expense related to IXYS. In addition, there were $0.4 million ($1.6 million year-to-date) of employee termination costs, other restructuring, impairment charges of $1.1 million associated with the exit of the Custom business in the second quarter, and $0.7 million ($1.1 million year-to-date) of acquisition-related expenses for other contemplated acquisitions.

The Company’s net sales by country were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales
United States	$105,292	$125,867	$340,811	$386,980
China	101,960	117,813	316,553	352,097
Other countries(a)	154,719	195,511	507,986	577,110
Total net sales	$361,971	$439,191	$1,165,350	$1,316,187

 The Company’s long-lived assets by country were as follows:

(in thousands)	September 28, 2019	December 29, 2018
Long-lived assets
United States	$56,790	$58,691
China	88,386	95,806
Mexico	73,350	70,495
Germany	35,817	36,548
Philippines	37,775	32,459
Other countries(a)	37,674	45,895
Total long-lived assets	$329,792	$339,894

The Company’s additions to long-lived assets by country were as follows:

	Nine Months Ended
(in thousands)	September 28, 2019	September 29, 2018
Additions to long-lived assets
United States	$4,972	$5,636
China	12,418	19,043
Mexico	12,650	14,089
Germany	4,335	5,917
Philippines	9,546	6,133
Other countries(a)	3,454	5,128
Total additions to long-lived assets	$47,375	$55,946

(a)	Each country included in other countries are less than 10% of net sales.

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

Executive Summary

For the third quarter of 2019, the Company recognized net sales of $362.0 million compared to $439.2 million in the third quarter of 2018 representing a decrease of $77.2 million, or 17.6%. The decrease was primarily driven by lower volume in the Electronics and Automotive segments and $4.4 million or 1.0% of unfavorable changes in foreign exchange rates, partially offset by higher volume in the Industrial segment. The Company recognized net income of $35.6 million, or $1.44 per diluted share, in the third quarter of 2019 compared to net income of $53.5 million, or $2.10 per diluted share in the third quarter of 2018. The decrease in net income reflects lower operating income in the Electronics segment and foreign exchange losses, partially offset by lower non-segment charges compared to prior year primarily due to the IXYS acquisition.

The Company continues to take actions to improve its cost structure and drive the synergies from the integration of IXYS. The Company expects to realize cost savings from the restructuring activities taken during 2019 including the reorganization of certain manufacturing, selling and administrative functions across all segments and the closure of a European manufacturing facility in the automotive sensors business within the Automotive segment.

Net cash provided by operating activities was $160.9 million for the nine months ended September 28, 2019 as compared to $252.1 million for the nine months ended September 29, 2018. The decrease in net cash provided by operating activities reflected lower earnings and higher working capital levels primarily due to the timing of supplier payments.

During the three and nine months ended September 28, 2019, the Company repurchased 311,786 and 579,916 shares of its common stock totaling $49.5 million and $95.0 million, respectively. Since September 30, 2018, the Company has repurchased 971,888 shares of its common stock at an average price of $167.65 totaling $162.9 million.

Results of Operations

The following table summarizes the Company’s unaudited condensed consolidated results of operations for the periods presented. The third quarter of 2019 includes $5.7 million ($17.9 million year-to-date) of non-segment charges, of which $2.5 million ($11.0 million year-to-date) of restructuring charges are primarily related to employee termination costs and other restructuring charges and $3.2 million ($6.9 million year-to-date) of acquisition-related and integration charges are primarily related to the IXYS acquisition and other contemplated acquisitions.

The third quarter of 2018 includes approximately $10.1 million ($75.6 million year-to-date) of charges related to the IXYS acquisition, which include $36.9 million year-to-date of purchase accounting inventory step-up charges previously recorded during the first and second quarters of 2018, $2.4 million ($16.1 million year-to-date) in acquisition-related and integration costs primarily related to legal, accounting and other expenses, $3.1 million ($8.7 million year-to-date) in backlog amortization costs, $4.6 million ($7.3 million year-to-date) of employee termination costs and other restructuring charges, and $4.5 million year-to-date stock compensation expense recognized immediately upon close for converted IXYS options related to prior service periods and $2.1 million year-to-date change in control expense related to IXYS. In addition, there were $0.4 million ($1.6 million year-to-date) of employee termination costs, other restructuring, impairment charges of $1.1 million associated with the exit of the Custom business in the second quarter, and $0.7 million ($1.1 million year-to-date) of acquisition-related expenses for other contemplated acquisitions.

	Third Quarter				First Nine Months
(in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Net sales	$361,971	$439,191	$(77,220)	(17.6)%	$1,165,350	$1,316,187	$(150,837)	(11.5)%
Gross profit	130,946	179,594	(48,648)	(27.1)%	427,982	498,204	(70,222)	(14.1)%
Operating expenses	83,779	103,366	(19,587)	(18.9)%	267,508	324,783	(57,275)	(17.6)%
Operating income	47,167	76,228	(29,061)	(38.1)%	160,474	173,421	(12,947)	(7.5)%
Income before income taxes	41,404	68,212	(26,808)	(39.3)%	141,410	165,175	(23,765)	(14.4)%
Income taxes	5,757	14,666	(8,909)	(60.7)%	24,982	33,275	(8,293)	(24.9)%
Net income	$35,647	$53,546	$(17,899)	(33.4)%	$116,428	$131,900	$(15,472)	(11.7)%

Net Sales

Net sales decreased $77.2 million or 17.6% for the third quarter of 2019 compared to the third quarter of 2018 primarily due to lower volume across the Electronics and Automotive segments from electronics distribution partners reducing excess channel inventories and a decline in global auto production, and $4.4 million or 1.0% of unfavorable changes in foreign exchange rates, partially offset by higher volume in Industrial segment.

Net sales decreased $150.8 million or 11.5% for the first nine months of 2019 compared to the first nine months of 2018 primarily due to lower volume across the Electronics and Automotive segments and $22.3 million or 1.7% of unfavorable changes in foreign exchange rates.

Gross Profit

Gross profit was $130.9 million, or 36.2% of net sales, in the third quarter of 2019 compared to $179.6 million, or 40.9% of net sales, in the third quarter of 2018. The decrease in gross profit is primarily due to lower volumes across the Electronics and Automotive segments from electronics distribution partners reducing excess channel inventories, a decline in global auto production, unfavorable price and product mix, and costs related to restructuring activities taken during 2019.

Gross profit was $428.0 million, or 36.7% of net sales, in the first nine months of 2019 compared to $498.2 million, or 37.9% of net sales, in the first nine months of 2018. The decrease in gross profit reflected lower volume across all segments. In 2018 the IXYS purchase accounting inventory step-up charge of $36.9 million negatively impacted the 2018 gross margin by 2.8%.

Operating Expenses

Total operating expenses were $83.8 million, or 23.1% of net sales, for the third quarter of 2019 compared to $103.4 million, or 23.5% of net sales, for the third quarter of 2018. The decrease in operating expenses of $19.6 million is primarily due to lower annual incentive compensation expenses, global cost saving initiatives, and reduced backlog amortization expense of $3.1 million related to the IXYS acquisition in 2018.

Total operating expenses were $267.5 million, or 23.0% of net sales, for the first nine months of 2019 compared to $324.8 million, or 24.7% of net sales, for the first nine months of 2018. The decrease in operating expenses of $57.3 million is primarily due to lower annual incentive compensation expenses, lower acquisition and integration related costs of $10.3 million, global cost saving initiatives, reduced backlog amortization expense of $8.7 million and $4.5 million stock compensation expense and $2.1 million of change in control expense related to the IXYS acquisition in 2018.

Operating Income

Operating income was $47.2 million, a decrease of $29.1 million, or 38.1%, for the third quarter of 2019 compared to $76.2 million for the third quarter of 2018. The decrease in operating income is due to lower gross margin across the Electronics and Automotive segments, partially offset by the lower operating expenses noted above. Operating margins decreased from 17.4% in the third quarter of 2018 to 13.0% in the third quarter of 2019 driven by the factors mentioned above.

Operating income was $160.5 million, a decrease of $12.9 million, or 7.5%, for the first nine months of 2019 compared to $173.4 million for the first nine months of 2018. The decrease in operating income is primarily due to lower gross profit across all segments, partially offset by lower operating expenses noted above and the $36.9 million purchase accounting inventory step-up charges in 2018. Operating margins increased from 13.2% in the first nine months of 2018 to 13.8% in the first nine months of 2019 driven by lower operating expenses discussed above.

Income Before Income Taxes

Income before income taxes was $41.4 million, or 11.4% of net sales, for the third quarter of 2019 compared to $68.2 million, or 15.5% of net sales, for the third quarter of 2018. In addition to the factors impacting comparative results for operating income discussed above, income before taxes was primarily impacted by increased foreign exchange losses of $4.0 million during the three months ended September 28, 2019 compared to the three months ended September 29, 2018, unrealized investment gains of $2.0 million associated with our equity investments during the three months ended September 28, 2019 compared to unrealized losses of $2.6 million during the three months ended September 29, 2018, and increased interest income of $1.0 million during three months ended September 28, 2019 compared to the three months ended September 29, 2018.

Income before income taxes was $141.4 million, or 12.1% of net sales, for the first nine months of 2019 compared to $165.2 million, or 12.5% of net sales, for the first nine months of 2018. In addition to the factors impacting comparative results for operating income discussed above, income before taxes was impacted by foreign exchange losses of $5.6 million during the nine months ended September 28, 2019 compared to foreign exchange gains of $6.4 million during the nine months ended September 29, 2018, and increases of $1.0 million in other income primarily due to unrealized investment gains associated with our equity investments and interest income, partially offset by impairment charges of $3.1 million for certain other investments and a $2.6 million loss on the disposal of a business within the Electronics segment during the first nine months of 2019 compared to the first nine months of 2018.

Income Taxes

Income tax expense was $5.8 million, or an effective tax rate of 13.9%, for the third quarter of 2019 compared to income tax expense of $14.7 million, or an effective tax rate of 21.5%, for the third quarter of 2018. The effective tax rate for the 2019 period is lower than the effective tax rate for the 2018 period primarily due to lower taxes in certain non-US jurisdictions , including the impact of a tax holiday in China which was applicable in the 2019 period but not the 2018 period. The effective tax rate for the 2019 period was lower than the applicable U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions.

Income tax expense was $25.0 million, or an effective tax rate of 17.7%, for the first nine months of 2019 compared to income tax expense of $33.3 million, or an effective tax rate of 20.1%, for the first nine months of 2018. The effective tax rate for the 2019 period is lower than the effective tax rate for the 2018 period primarily due to lower taxes in certain non-US jurisdictions, including the impact of a tax holiday in China which was applicable in the 2019 period but not the 2018 period. The effective tax rate for the 2019 period was lower than the applicable U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Automotive and Industrial. Segment information is described more fully in Note 16, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales by segment:

	Third Quarter				First Nine Months
(in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Electronics	$227,252	$296,472	$(69,220)	(23.3)%	$752,199	$860,240	$(108,041)	(12.6)%
Automotive	104,681	114,416	(9,735)	(8.5)%	326,814	367,718	(40,904)	(11.1)%
Industrial	30,038	28,303	1,735	6.1%	86,337	88,229	(1,892)	(2.1)%
Total	$361,971	$439,191	$(77,220)	(17.6)%	$1,165,350	$1,316,187	$(150,837)	(11.5)%

Electronics Segment

Net sales decreased $69.2 million, or 23.3%, in the third quarter of 2019 compared to the third quarter of 2018 primarily due to lower volume across all businesses due to electronics distribution partners reducing excess channel inventories and unfavorable changes in foreign exchange rates of $2.4 million.

Net sales decreased $108.0 million, or 12.6%, in the first nine months of 2019 compared to the first nine months of 2018 primarily due to lower volume in the electronics products and semiconductor businesses due to electronics distribution partners reducing excess channel inventories and unfavorable changes in foreign exchange rates of $12.1 million.

Automotive Segment

Net sales decreased $9.7 million, or 8.5%, in the third quarter of 2019 compared to the third quarter of 2018 due to decreased volume primarily in the passenger car and automotive sensor businesses from a decline in global auto production and unfavorable changes in foreign exchange rates of $1.9 million.

Net sales decreased $40.9 million, or 11.1%, in the first nine months of 2019 compared to the first nine months of 2018 due to decreased volume primarily in the passenger car and automotive sensor businesses from a decline in global auto production and unfavorable changes in foreign exchange rates of $9.6 million.

Industrial Segment

Net sales increased by $1.7 million, or 6.1%, in the third quarter of 2019 compared to the third quarter of 2018 primarily due to higher volume across all businesses, partially offset by unfavorable changes in foreign exchange rates of $0.1 million.

Net sales decreased slightly by $1.9 million, or 2.1%, in the first nine months of 2019 compared to the first nine months of 2018 primarily due to the exit of the Custom business during the second quarter of 2018 and unfavorable changes in foreign exchange rates of $0.6 million, partially offset by higher volume in the power fuse and relay businesses.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Third Quarter				First Nine Months
(in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Asia-Pacific	$158,778	$193,249	$(34,471)	(17.8)%	$504,453	$576,103	$(71,650)	(12.4)%
Americas	122,754	156,852	(34,098)	(21.7)%	396,683	442,200	(45,517)	(10.3)%
Europe	80,439	89,090	(8,651)	(9.7)%	264,214	297,884	(33,670)	(11.3)%
Total	$361,971	$439,191	$(77,220)	(17.6)%	$1,165,350	$1,316,187	$(150,837)	(11.5)%

Asia-Pacific

Net sales decreased $34.5 million, or 17.8%, in the third quarter of 2019 compared to the third quarter of 2018. The decrease in net sales was primarily due to lower volume across all businesses within the Electronics segment and the Automotive segment and unfavorable changes in foreign exchange rates of $1.0 million.

Net sales decreased $71.7 million, or 12.4%, in the first nine months of 2019 compared to the first nine months of 2018. The decrease in net sales was primarily due to lower volume in semiconductor business and electronics products within the Electronics segment and lower volume across all businesses within the Automotive segment and unfavorable changes in foreign exchange rates of $6.2 million.

Americas

Net sales decreased $34.1 million, or 21.7%, in the third quarter of 2019 compared to the third quarter of 2018 primarily due to lower volume across all businesses within the Electronics segment, lower volume in automotive sensor and commercial vehicle businesses in the Automotive segment, and unfavorable changes in foreign exchange rates of $0.1 million.

Net sales decreased $45.5 million, or 10.3%, in the first nine months of 2019 compared to the first nine months of 2018 primarily due to lower volume in electronics products and semiconductor businesses within the Electronics segment, lower volume in automotive sensor and commercial vehicle businesses in the Automotive segment, the exit of the Custom business within Industrial segment during the second quarter of 2018 and unfavorable changes in foreign exchange rates of $0.7 million.

Europe

Net sales decreased $8.7 million, or 9.7%, in the third quarter of 2019 compared to the third quarter of 2018. The decrease in net sales was primarily due to lower volume in semiconductor business within the Electronics segment, lower volume in passenger car products and commercial vehicle businesses within the Automotive segment and unfavorable changes in foreign exchange rates of $3.2 million, partially offset by higher volume in electronics products within the Electronics segment and higher volume across all businesses within Industrial segments.

Net sales decreased $33.7 million, or 11.3%, in the first nine months of 2019 compared to the first nine months of 2018. The decrease in net sales was primarily due to lower volume across all businesses within the Electronics segment and lower volume in passenger car products and commercial vehicle businesses within the Automotive segment, and unfavorable changes in foreign exchange rates of $15.4 million, partially offset by higher volume in the power fuse business within Industrial segments.

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

On October 13, 2017, the Company amended the Credit Agreement to increase the Revolving Credit Facility from $575.0 million to $700.0 million and increase the Term Loan from $125.0 million to $200.0 million and to extend the expiration date from March 4, 2021 to October 13, 2022. The Credit Agreement also includes the option for the Company to increase the size of the Revolving Credit Facility and the Term Loan by up to an additional $300.0 million, in the aggregate, subject to the satisfaction of certain conditions set forth in the Credit Agreement. Term Loans may be made in up to two advances. The first advance of $125.0 million occurred on October 13, 2017 and the second advance of $75.0 million occurred on January 16, 2018. For the Term Loan, the Company is required to make quarterly principal payments of 1.25% of the original term loan ($2.5 million quarterly) through maturity, with the remaining balance due on October 13, 2022. The Company paid quarterly principle payments $7.5 million on the term loan during the nine months ended September 28, 2019.

Outstanding borrowings under the Credit Agreement bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six-month periods, plus 1.00% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.00% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the credit agreement ranging from 0.15% to 0.25%, based on the Consolidated Leverage Ratio, as defined in the agreement. The credit agreement includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 3.54% at September 28, 2019.

As of September 28, 2019, the Company had $0.1 million outstanding in letters of credit and had available $416.5 million of borrowing capacity under the Revolving Credit Facility based on financial covenants. At September 28, 2019, the Company was in compliance with all covenants under the Credit Agreement. Further information regarding the Company’s credit agreement is provided in Note 9, Debt, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report.

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

Dividends

During the third quarter of 2019, the Company paid quarterly dividends of $11.7 million to the shareholders totaling $33.0 million year to date as of September 28, 2019. On October 25, 2019, the Board of Directors of the Company declared a quarterly dividend of $0.48 per share, payable on December 5, 2019 to stockholders of record as of November 21, 2019.

Cash Flow Overview

	First Nine Months
(in thousands)	2019	2018
Net cash provided by operating activities	$160,863	$252,116
Net cash used in investing activities	(32,960)	(368,563)
Net cash (used in) provided by financing activities	(135,465)	195,259
Effect of exchange rate changes on cash and cash equivalents	(6,114)	(10,273)
(Decrease) increase in cash and cash equivalents	(13,676)	68,539
Cash and cash equivalents at beginning of period	489,733	429,676
Cash and cash equivalents at end of period	$476,057	$498,215

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $160.9 million for the nine months ended September 28, 2019, compared to $252.1 million during the nine months ended September 29, 2018. The decrease in net cash provided by operating activities reflected lower earnings and higher working capital levels primarily due to the timing of supplier payments.

Cash Flow from Investing Activities

Net cash used in investing activities was $33.0 million for the nine months ended September 28, 2019 compared to $368.6 million during the nine months ended September 29, 2018. Net cash used for the acquisition of IXYS was $306.5 million for the nine months ended September 29, 2018. Capital expenditures were $38.4 million, representing a decrease of $17.5 million compared to 2018. Additionally, the Company received proceeds of $6.4 million from the sale of a property within the Industrial segment.

Cash Flow from Financing Activities

Net cash used in financing activities was $135.5 million for the nine months ended September 28, 2019 compared to net cash provided by financing activities of $195.3 million for the nine months ended September 29, 2018. The Company repurchased 579,916 shares of its common stock during the nine months ended September 28, 2019 totaling $95.0 million, but made payments of $99.4 million related to settled share repurchases. The Company made payments of $7.5 million on the term loan during the nine months ended September 28, 2019 as compared to $310.0 million of proceeds from the credit facility and senior notes payable and $102.5 million of payments on the credit facility and term loan during the nine months ended September 29, 2018. Additionally, dividends paid increased $3.7 million from $29.3 million in 2018 to $33.0 million for the nine months ended September 28, 2019.

Share Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a program for the period May 1, 2018 to April 30, 2019 (“2018 Program”). The Share Repurchase Program expired on April 30, 2019 with 471,888 shares repurchased. On April 26, 2019, the Company's Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2019 to April 30, 2020. During the three and nine months ended September 28, 2019, the Company repurchased 311,786 and 579,916 shares of its common stock totaling $49.5 million and $95.0 million, respectively.

Off-Balance Sheet Arrangements

As of September 28, 2019, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 29, 2018. During the nine months ended September 28, 2019, there were no significant changes in the application of critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 29, 2018. During the nine months ended September 28, 2019, there have been no material changes in our exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 28, 2019, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

During the nine months ended September 28, 2019, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended December 29, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a program for the period May 1, 2018 to April 30, 2019 (the "2018 program"). On April 26, 2019, the Company's Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2019 to April 30, 2020 (the "2019 program"). As of April 30, 2019, there were 528,112 of authorized repurchases remaining under the 2018 program. During the three and nine months ended September 28, 2019, the Company repurchased 311,786 and 579,916 shares of its common stock totaling $49.5 million and $95.0 million, respectively. There are 500,000 shares yet to be purchased under the 2019 program as of September 28, 2019.

The table below presents shares of the Company’s common stock which were acquired by the Company during nine months ended September 28, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
2018 Program
December 30 through January 26	66,796	$169.11	66,796	541,232
January 27 through February 23	13,120	$172.16	13,120	528,112
February 24 through March 30	—	—	—	528,112
March 31 through April 30	—	—	—	528,112
2019 Program
May1 through May 25	90,301	$170.53	90,301	909,699
May 26 through June 29	97,913	$169.09	97,913	811,786
June 30 through July 27	49,816	$171.13	49,816	761,970
July 28 through August 24	230,000	$156.75	230,000	531,970
August 25 through September 28	31,970	$154.80	31,970	500,000
Total	579,916	$163.88	579,916	500,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description

10.1*	Consulting Agreement Extension entered into by and between Littelfuse, Inc. and Dr. Nathan Zommer, dated July 25, 2019.

31.1*	Certification of David W. Heinzmann, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Meenal A. Sethna, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LITTELFUSE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders Equity , (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, formatted in Inline XBRL.

+
Certain schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC. The registrant agrees to furnish supplementary a copy of any omitted schedule or exhibit to the SEC upon request.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Meenal A. Sethna
Meenal A. Sethna
Executive Vice President and Chief Financial Officer

Date: October 30, 2019	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Vice President and Chief Accounting Officer