Form 10-K
period 2019-12-28
LITTELFUSE INC /DE
filed 2020-02-21
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark one)	for the fiscal year ended December 28, 2019

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-20388
LITTELFUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8755 West Higgins Road Suite 500
Chicago, Illinois 60631
(Address of principal executive offices)

 773-628-1000
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, $0.01 par value	LFUS	NASDAQ	Global Select MarketSM

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of 24,104,227 shares of voting stock held by non-affiliates of the registrant was approximately $4,264,278,799 based on the last reported sale price of the registrant’s Common Stock as reported on the NASDAQ Global Select MarketSM on June 29, 2019.

As of February 18, 2020, the registrant had outstanding 24,425,955 shares of Common Stock, net of Treasury Shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Littelfuse, Inc. Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 (“PSRLA”). These statements may involve risks and uncertainties, including, but not limited to, risks relating to product demand and market acceptance; economic conditions; the impact of competitive products and pricing; product quality problems or product recalls; capacity and supply difficulties or constraints; coal mining exposures reserves; failure of an indemnification for environmental liability; exchange rate fluctuations; commodity price fluctuations; the effect of the company’s accounting policies; labor disputes; restructuring costs in excess of expectations; pension plan asset returns less than assumed; uncertainties related to political and regulatory changes; integration of acquisitions may not be achieved in a timely manner, or at all; and other risks that may be detailed in “Item 1A. Risk Factors” below and in the Company’s other Securities and Exchange Commission filings.

AVAILABLE INFORMATION

The Company is subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended and as a result, are obligated to file annual, quarterly, and current reports, proxy statements, and other information with the United States Securities and Exchange Commission (“SEC”). The Company makes these filings available free of charge on its website (http://investor.littelfuse.com) as soon as reasonably practicable after it electronically files them with, or furnish them to, the SEC. Information on the Company’s website does not constitute part of this Annual Report on Form 10-K. In addition, the SEC maintains a website (http://www.sec.gov) that contains the Company’s annual, quarterly, and current reports, proxy and information statements, and other information the Company electronically files with, or furnishes to, the SEC. The Company’s website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS.

GENERAL

Littelfuse, Inc., was incorporated under the laws of the State of Delaware in 1991. References herein to the “Company,” “we,” “our” or “Littelfuse” refer to Littelfuse, Inc. and its subsidiaries. References herein to “2019”, “fiscal 2019” or “fiscal year 2019” refer to the fiscal year ended December 28, 2019. References herein to “2018”, “fiscal 2018” or “fiscal year 2018” refer to the fiscal year ended December 29, 2018. References herein to “2017”, “fiscal 2017” or “fiscal year 2017” refer to the fiscal year ended December 30, 2017. The Company operates on a 52-53 week fiscal year (4-4-5 basis) ending on the Saturday closest to December 31.

OVERVIEW

Founded in 1927, Littelfuse is a global manufacturer of leading technologies in circuit protection, power control and sensing. Serving over 100,000 end customers, the Company’s products are found in automotive and commercial vehicles, industrial applications, data and telecommunications, medical devices, consumer electronics and appliances. With its broad product portfolio of fuses, semiconductors, polymers, ceramics, relays and sensors, and extensive global infrastructure, the Company’s worldwide associates partner with its customers to design, manufacture and deliver innovative, high-quality solutions for a safer, greener and increasingly connected world.

Segments

The Company conducts its business through three reportable segments: Electronics, Automotive, and Industrial. Within these segments, the Company designs, manufactures and sells components and modules for circuit protection, power control and sensing products throughout the world. The circuit protection products protect against electrostatic discharge, power surges, short circuits, voltage spikes and other harmful occurrences; our power control products safely and efficiently control power and improve productivity and our sensor products are used to identify and detect temperature, proximity, flow speed and fluid level in various applications. For segment and geographical information and consolidated net sales and operating income see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16, Segment Information, of the Notes to Consolidated Financial Statements included in this Annual Report.

•
Electronics Segment: Consists of one of the broadest product offerings in the industry, including fuses and fuse accessories, positive temperature coefficient (“PTC”) resettable fuses, solid state relays, polymer electrostatic discharge (“ESD”) suppressors, varistors, positions and fluid sensors, temperature sensors, reed switch based magnetic sensing, gas discharge tubes; semiconductor products such as discrete transient voltage suppressor (“TVS”) diodes, TVS diode arrays, protection and switching thyristors, metal-oxide-semiconductor field-effect transistors (“MOSFETs”), integrated circuits, silicon carbide diodes; and insulated gate bipolar transistors (“IGBT”) technologies. The segment covers a broad range of end markets, including industrial and automotive electronics, electric vehicle and related infrastructure, data and telecommunications, medical devices, alternative energy, consumer electronics and white goods.

•
Automotive Segment: Consists of a wide range of circuit protection, power control and sensing technologies for global original equipment manufacturers (“OEMs”), Tier-I suppliers and parts distributors in passenger car, heavy duty truck, off-road vehicles, material handling, agricultural, construction and other commercial vehicle end markets. Passenger car fuse products include fuses and fuse accessories for internal combustion engine vehicles and hybrid and electric vehicles including blade fuses, battery cable protectors, resettable fuses, high-current fuses, and high-voltage fuses. Commercial vehicle products include fuses and fuse holders, switches, high power relays, and power distribution modules for the commercial vehicle industry. Automotive sensor products include a wide range of automotive and commercial vehicle products designed to monitor passenger occupants, including comfort and convenience sensors, safety and environment as well as applications in the vehicle’s powertrain.

•
Industrial Segment: Consists of power fuses and holders, protection relays and controls and other circuit protection products for use in various industrial applications such as oil, gas, mining, alternative energy, electric vehicle infrastructure, non-residential construction, HVAC systems, elevators and other industrial equipment.

Strategy

In December 2016, the Company announced its five-year strategic plan. Building upon its achievements from its previous five-year plan and leveraging the global mega trends of safety, resource efficiency and connectivity, the Company is targeting an average annual accelerated organic growth of 5-7 percent and growth from strategic acquisitions of 5-7 percent. The Company’s strategic goals include growing its circuit protection, power control and sensor platforms. The Company expects to do this through content and share gains, targeting underpenetrated geographies and high-growth niche applications, leveraging investments in its people, innovations and operating systems, and capitalizing on growth opportunities where technologies and applications are converging across its segments, while continuing to acquire and integrate businesses that fit its strategic focus areas.

Recent Acquisitions

•
IXYS Corporation: On January 17, 2018, the Company acquired IXYS corporation ("IXYS"), a global pioneer in the power semiconductor and integrated circuit markets with a focus on medium to high voltage power semiconductors across the industrial, communications, consumer and medical markets. IXYS had a broad customer base, serving more than 3,500 customers through its direct sales force and global distribution partners. The purchase price for IXYS was $856.5 million, which included consideration of cash, Littelfuse common stock, and the value of converted, or cash settled IXYS equity awards. The operations of IXYS are included in the Electronics segment.

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

Net sales by segment for the periods indicated are as follows:

	Fiscal Year
(in millions)	2019	2018	2017
Electronics	$961.1	$1,124.3	$661.9
Automotive	428.5	479.8	453.2
Industrial	114.3	114.4	106.4
Total	$1,503.9	$1,718.5	$1,221.5

Net sales in the Company’s three geographic regions, based upon the shipped-to destination, are as follows:

	Fiscal Year
(in millions)	2019	2018	2017
Asia-Pacific	$656.8	$753.3	$541.1
Americas	508.4	578.6	436.5
Europe	338.7	386.6	243.9
Total	$1,503.9	$1,718.5	$1,221.5

The Company’s products are sold worldwide through distributors, a direct sales force and manufacturers’ representatives in certain regions. For the fiscal year 2019, approximately 71% of the Company’s net sales were to customers outside the United States (“U.S.”), including approximately 28% to China.

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

BUSINESS ENVIRONMENT

Electronics Segment

The Company designs, develops and manufactures a wide range of components and modules that provide circuit protection, power control and sensing for a multitude of electronic, transportation and industrial applications. Circuit protection technologies in the Electronics Segment are designed to protect against harmful occurrences like voltage spikes, short circuits, power surges and electrostatic discharge. Products include fuses and fuse accessories, PTC resettable fuses, ESD suppressors, varistors, gas discharge tubes, semiconductor products such as discrete TVS diodes, TVS diode arrays, protection and switching thyristors, integrated circuits, and silicon carbide diodes.

The Company also offers a wide range of power control products used to convert and regulate energy and safely and efficiently control power across a broad spectrum of industrial applications like renewable energy and storage, motor drives and power conversion. Products include a comprehensive portfolio of semiconductor components and modules including thyristors, rectifiers and fast recovery diodes, IGBTs and wide band gap devices. The acquisition of IXYS helped the Company expand its power semiconductor portfolio in medium and high-power applications and technology expertise. The Company expects to continue to diversify and expand its presence within industrial electronics markets, leveraging the strong IXYS industrial OEM customer base.

As products become increasingly sophisticated, smarter and more connected, the need for complex sensor technologies continues to grow. Sensor products in the Electronics Segment are used in a wide variety of applications including white goods, building and home automation, industrial controls, and commercial vehicles.

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

Circuit protection needs in the automotive space are expected to generate additional content-per-vehicle exceeding global auto production, with the continued electronification of vehicles, as well as market growth, development, and penetration of hybrid and electric vehicles.

The Company also continues to focus on its automotive sensor business and products. Products include a wide range of automotive and commercial vehicle products designed to monitor passenger occupants, including comfort and convenience sensors, safety and environment as well as applications in the vehicle’s powertrain.

The Company has expanded the Automotive segment into the commercial vehicle end markets through various acquisitions, as well as internal product development. Additional products in this market include:  power distribution modules, low and high current switches, relays, battery management products, ignition key switches, and trailer connectors. Products are sold directly to a mix of OEMs, Tier One suppliers, aftermarket channels, as well as through general distribution.

Industrial Segment

The Company designs and sells a broad range of power fuses and holders, protection relays and controls and other circuit protection products for use in various industrial applications such as oil and gas, mining, alternative energy, electric vehicle and related infrastructure, non-residential construction, HVAC systems, elevators and other industrial equipment. These products are used to protect personnel and equipment from excessive currents, over voltages, and electrical shock hazards.

Products are sold through electrical distributors, electronics channel partnerships and directly to OEM's. The Company sees growth opportunities through expanding the end markets and geographies it serves and growing its sales through electronics channel partnerships, and continuing to invest in new product development.

PRODUCT DESIGN AND DEVELOPMENT

The Company employs scientific, engineering, and other personnel to continually improve its existing product lines and to develop new products at its research, product design, and development (“R&D”) and engineering facilities with primary locations in China, Germany, Italy, Japan, Lithuania, Mexico, Philippines, Taiwan(China), United Kingdom, and the U.S. The Company maintains a staff of engineers, chemists, material scientists and technicians whose primary responsibility is to design and develop new products.

Proposals for the development of new products are initiated primarily by sales, marketing, and product management personnel with input from customers. The entire product development process usually ranges from a few months to a few years based on the complexity of development, with continuous efforts to reduce the development cycle. During fiscal years 2019, 2018, and 2017, the Company expended $80.5 million, $87.3 million, and $50.5 million, respectively, on R&D.

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

MARKETING

The Company goes to market through a worldwide selling organization consisting of direct sales personnel, distribution partners and manufacturers’ representatives. The direct sales force closely works with global OEM, Tier One automotive, consulting engineers, and major end customers to design-in and sell the Company’s circuit protection, power control and sensing products. The distributors provide fulfillment for a majority of customers including those partnered with electronic manufacturing services ("EMS"). The direct sales force is supplemented with manufacturers’ representatives. The Company has sales offices and direct sales channels in all major regions of the world.

Electronics Segment

Most Electronics segment products are sold through broad line distribution partners, including global distributors such as Arrow Electronics, Inc., Future Electronics and TTI, Inc, and regional and high service distributors, including Digi-Key and Mouser, as well as directly to OEM's. Many of our products are incorporated into applications with complex design technical support requirements. These may be sold through our direct salesforce and fulfilled through our distribution partners.

Automotive Segment

The Company primarily uses a direct sales force to service all of the major automotive and commercial vehicle OEMs, system suppliers, and Tier One automotive and aftermarket customers globally.

The Company also leverages its automotive customer relationships to sell products from the Electronics segment into automotive end markets, primarily to Tier One automotive customers. These revenues are reported in the Electronics segment.

Industrial Segment

The Company markets and sells its power fuses and protection relays through manufacturers’ representatives, and industrial and electrical distributors, primarily across North America and through a worldwide direct sales force & electronics channels. The electrical and industrial distribution network includes electrical contractors, municipalities, utilities and factories.

CUSTOMERS

The Company directly sells to nearly 6,400 customers and distributors worldwide. Sales to Arrow Electronics, Inc., which were reported in our Electronics, Automotive and Industrial segments, were 10.7%, 10.7% and 10.6% of consolidated net sales in 2019, 2018, and 2017, respectively. No other single customer accounted for more than 10% of net sales during any of the last three years. During fiscal 2019, 2018, and 2017, net sales to customers outside the U.S. accounted for approximately 71%, 70%, and 69%, respectively, of the Company’s total net sales.

COMPETITION

The Company’s products compete with similar products of other manufacturers, some of which may have substantially greater financial resources than the Company. In the Electronics segment, the Company’s competitors include Eaton Corporation, Bel Fuse Inc., Bourns Inc., EPCOS, ON Semiconductor Corporation, Infineon Technologies, STMicroelectronics NV, Semtech Corporation, and Vishay Intertechnology Inc. In the Automotive segment, the Company’s competitors include Eaton Corporation, Pacific Engineering, MTA, CTS Corporation, Amphenol Corporation, Sensata Technologies Holding NV, and TE Connectivity Ltd. In the Industrial segment, the Company’s major competitors include Eaton Corporation, GE Multilin, and Mersen. The Company believes that it globally competes on the basis of innovative products, the breadth of its product line, the quality, design and performance of its products based on their reliability, consistency and safety, its technical capabilities and application expertise, and the responsiveness of its customer service.

BACKLOG

The backlog of unfilled orders at December 28, 2019 was approximately $477.6 million, compared to $405.7 million at December 29, 2018 with the increase primarily driven by the Electronics segment, partially offset by a decrease from the Automotive segment. Substantially all the orders currently in backlog are scheduled for delivery in 2020.

EMPLOYEES

As of December 28, 2019, the Company employed approximately 11,300 employees worldwide. Approximately 20% of the Company's total workforce was employed under collective bargaining agreements at December 28, 2019. In Mexico, the Company has two separate collective bargaining agreements, one for 1,758 employees in Piedras Negras, expiring January 31, 2022 and the second for 600 employees in Matamoros, expiring January 1, 2022. In Germany, the Company has collective bargaining agreements with approximately 375 employees in Lampertheim and Essen, expiring March 31, 2020. In the United Kingdom, the Company has a collective bargaining agreement with some of the employees in Chippenham. Overall, the Company has historically maintained satisfactory employee relations and considers employee relations to be good.

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

The Company believes that it is currently in compliance in all material respects with applicable environmental laws and regulations.

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

1) Operational Risks:

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

The Company sources materials and sells product through various international network channels. A disruption could occur within the Company’s manufacturing, distribution or supply chain network. This could include damage or destruction due to various causes including natural disasters or political instability which would cause one or more of these network channels to become non-operational. This could adversely affect the Company’s ability to manufacture or deliver its products in a timely manner, impair its ability to meet customer demand for products and result in lost sales or damage to its reputation. Such a disruption could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

A work stoppage could occur at certain Company facilities, most likely as a result of disputes under collective bargaining agreements or in connection with negotiations of new collective bargaining agreements. In addition, the Company may experience a shortage of supplies for various reasons, such as financial distress, work stoppages, natural disasters, or production difficulties that may affect one of its suppliers. A significant work stoppage, or an interruption or shortage of supplies for any reason, if protracted, could substantially adversely affect the Company’s business, financial condition and results of operations. The transfer of the Company’s manufacturing operations and changes in its distribution model could disrupt operations for a limited time.

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

The Company may not be successful protecting its intellectual property.

The Company considers its intellectual property, including patents, trade names, and trademarks, to be of significant value to its business as a whole. The Company’s products are manufactured, marketed, and sold under a portfolio of patents, trademarks, licenses, and other forms of intellectual property, some of which expire or are allowed to lapse at various dates in the future. The Company develops and acquires new intellectual property on an ongoing basis and considers all of its intellectual property to be valuable. The Company's policy is to file applications and obtain patents for the great majority of its novel and innovative new products including product modifications and improvements. Based on the broad scope of its product lines, the Company believes that the loss or expiration of any single intellectual property right would not have a material adverse effect upon its consolidated results of operations, financial position and cash flows; however, multiple losses or expirations could have a material adverse effect upon the Company’s consolidated results of operations, financial position and cash flows.

2) Regulatory Risks:

Changes in U.S. and other countries trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

The U.S. government has adopted a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods and products. These measures may materially increase costs for goods imported into the United States. This in turn could require us to materially increase prices to our customers which may reduce demand, or, if we do not or are unable to increase prices, could result in lower margins on products sold. Changes in U.S. trade policy have resulted in, and could result in more, U.S. trading partners adopting responsive trade policies making it more difficult or costly for us to export our products to those countries. Additionally, continued geo-political issues may result in customers in China seeking to source products from local suppliers, which could result in lower sales or lost customers.

The Company is exposed to political, economic, and other risks that arise from operating a multinational business.

The Company's customers, suppliers, employees and operations are located in numerous countries around the world, and contribute significantly to its revenues and earnings. Sales to customers outside the U.S. constituted approximately 71% of the Company's net sales in fiscal 2019. Many of the Company's key customers are located outside of U.S. and maintain global operations. Serving a global customer base and remaining competitive in the global marketplace requires the Company to diversify its operations outside the U.S. to capitalize on customer and market opportunities, build a global workforce and maintain a cost efficient structure. In addition, the Company sources a significant amount of raw materials, components and finished goods from third-party suppliers and contract manufacturers.  The Company’s operating activities are subject to a number of risks generally associated with multi-national operations, including risks relating to the following:

•	general economic conditions;

•	currency fluctuations and exchange restrictions;

•	import and export duties and restrictions;

•	the imposition of tariffs and other import or export barriers;

•	compliance with regulations governing import and export activities;

•	current and changing regulatory requirements;

•	political and economic instability;

•	potentially adverse income tax consequences;

•	transportation delays and interruptions;

•	labor unrest;

•	natural disasters;

•	terrorist activities;

•	public health concerns, including the recent outbreak of the coronavirus impacting China and elsewhere;

•	difficulties in staffing and managing multi-national operations; and

•	limitations on the Company’s ability to enforce legal rights and remedies.

More recently, the coronavirus outbreak originating from China at the beginning of 2020 has resulted in extended shutdowns of numerous business activities in the region and supply chain disruptions, which has impacted the sales, production and shipment of products in and out of its borders. These shutdowns and disruptions have impacted the Company’s manufacturing and supply chain operations, as well as those of its suppliers, contract manufacturers and customers. As new developments continue to arise, the Company is not yet able to fully ascertain the impact on its sales, manufacturing, supply chain and operations to its business and financial results, both inside and outside of China. Health concerns in China or other countries in which the Company or the Company’s suppliers, contract manufacturers and customers operate could result in social, economic, and labor instability.

Any of these factors could have a material adverse effect on the Company’s consolidated results of operations, financial position and cash flows.

Environmental liabilities could adversely impact the Company’s financial position.

Foreign, federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in the Company’s manufacturing processes or in its finished goods. These environmental regulations have required the Company to expend a portion of its resources and capital on relevant compliance programs. Under these laws and regulations, the Company could be held financially responsible for remedial measures if its current or former properties are contaminated or if it sends waste to a landfill or recycling facility that becomes contaminated, even if the Company did not cause the contamination. The Company may be subject to additional common law claims if it releases substances that damage or harm third parties. In addition, future changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs. Any failure to comply with new or existing environmental laws or regulations could subject the Company to significant liabilities and could have a material adverse effect on its consolidated results of operations, financial position and cash flows.

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

The Company is responsible for the maintenance of discontinued coal mining operations in Germany. The risk of environmental remediation exists, and the Company is in the process of remediating the mines considered to be the most at risk.

3) Financial Risks:

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

On December 22, 2017, the U.S. enacted legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Although certain administrative guidance has been issued, the appropriate application of many provisions of the Tax Act remain uncertain. As discussed more fully in Note 14, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report, adjustments to income tax expense may be necessary in future periods if provisions of the Tax Act, and their interaction with other provisions of the U.S. Internal Revenue Code, are interpreted differently than interpretations made by the Company, whether through issuance of additional administrative guidance, or through further review of the Tax Act by the Company and its advisors. Such adjustments could have a material adverse effect on the Company’s future effective tax rate and cash flows.
The Company is subject to taxes in the U.S. and numerous non-U.S. jurisdictions. Therefore, it is subject to changes in tax laws in each of these jurisdictions. Certain European jurisdictions, including Germany and the Netherlands, have enacted or will enact tax legislation based upon directives from the European Union. Such legislation could potentially deny tax deductions for certain expenses and/or subject to tax the income earned in certain low tax jurisdictions. Although the Company believes such legislation will not adversely impact its future effective tax rate, there can be no assurance that its analysis, based upon the currently available information, is correct. The Company’s income tax rate in certain non-U.S. jurisdictions, including the Philippines, is substantially lower than the U.S. statutory tax rate. Legislative proposals have been made from time to time to reduce these tax benefits, in some cases with the tax increase phased in over a multi-year transition period. The Philippines is currently contemplating such legislation which could adversely impact the Company's future effective tax rate. The outcome of these and other legislative developments, including changes to interpretations of recently enacted legislation, could have a material adverse effect on the Company’s future effective tax rate and cash flows.
The Organization for Economic Co-operation and Development is working with a group of more than 100 countries to seek agreement to modify the international tax system before the end of 2020 to address the influence of the digital economy. This effort could result in a significant change to the tax treatment of multinationals, subjecting them to tax in additional jurisdictions, modifying the methods by which they allocate profits among jurisdictions, and subjecting them to a global or country by country minimum level of tax. The outcome of this effort could have a material adverse effect on the Company’s effective tax rate and cash flows.
The Company has three subsidiaries in China which benefit from lower tax rates due to “tax holidays” which apply for three-year periods, subject to extension. The tax holiday for two of these subsidiaries expired at the end of 2019 (one will seek an extension and the tax holiday benefits for the other is not material). The tax holiday for the third subsidiary will expire the end of 2020 and it will seek an extension. There can be no assurance that such extensions will be granted.
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

The Company holds material amounts of goodwill and other long-lived assets on its balance sheet. A decline in expected profitability, particularly if there is a decline in the global economy, could call into question the recoverability of the Company’s related goodwill and other long-lived tangible and intangible assets and require the write-down or write-off of these assets. Such an occurrence could have a material adverse effect on the Company’s consolidated results of operations, financial position and cash flows.

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

The Company’s revenues may vary significantly from one period to another due to a variety of factors including:

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

The bankruptcy or insolvency of a major customer could result in lower sales revenue and cause a material adverse effect on the Company’s consolidated results of operations, financial position and cash flows. In addition, the bankruptcy or insolvency of a major auto manufacturer or significant supplier likely could lead to substantial disruptions in the automotive supply base, resulting in lower demand for the Company’s products, which would likely cause a decrease in sales revenue and have a substantial adverse impact on the Company’s consolidated results of operations, financial position and cash flows.

The inability to maintain access to capital markets may adversely affect the Company’s business and financial results.

The Company’s ability to invest in its businesses, make strategic acquisitions, and refinance maturing debt obligations may require access to the capital markets and sufficient bank credit lines to support short-term borrowings. If the Company is unable to access the capital markets or bank credit facilities, it could experience a material adverse effect on its consolidated results of operations, financial position and cash flows.

Fixed costs may reduce operating results if sales fall below expectations.

The Company’s expense levels are based, in part, on its expectations for future sales. Many of the Company’s expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. The Company might not be able to reduce spending quickly enough to compensate for reductions in sales. Accordingly, shortfalls in sales could materially and adversely affect the Company’s consolidated results of operations, financial position and cash flows.

The volatility of the Company’s stock price could affect the value of an investment in the Company’s stock and future financial position.

The market price of the Company’s stock can fluctuate widely. Between December 29, 2018 and December 28, 2019, the closing sale price of the Company’s common stock ranged between a low of $149.80 and a high of $206.00. The volatility of the stock price may be related to any number of factors, such as volatility in the financial markets, general macroeconomic conditions, industry conditions, market expectations concerning the Company’s results of operations, or the volatility of its revenues as discussed above under “The Company’s Revenues May Vary Significantly from Period to Period.” The historic market price of the Company’s common stock may not be indicative of future market prices. The Company may not be able to sustain or increase the value of its common stock. Declines in the market price of the Company’s stock could adversely affect the Company’s ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving the Company’s common stock.

The Company is exposed to, and may be adversely affected by, potential security breaches or other disruptions to its information technology systems and data security.

The Company relies on its information technology systems and networks in connection with many of its business activities. Some of these networks and systems are managed directly by the Company, while others are managed by third-party service providers and are not under the Company’s direct control. The Company’s operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to its business, customers, dealers, suppliers, employees, and other sensitive matters. As with most companies, the Company has experienced cyber-attacks, attempts to breach its systems, and other similar incidents, none of which have been material. Any future cyber incidents could, however, materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding employees or customers or other third parties; and jeopardize the security of the Company’s facilities. A cyber incident could be caused by malicious outsiders using sophisticated methods to circumvent firewalls, encryption, and other security defenses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. Information technology security threats, including security breaches, computer malware, and other cyber-attacks are increasing in both frequency and sophistication and could create financial liability, subject the Company to legal or regulatory sanctions or damage the Company’s reputation with customers, dealers, suppliers, and other stakeholders. The Company continuously seeks to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on the Company’s competitive position, reputation, results of operations, financial position and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.

The Company’s engineering and research and development, manufacturing, sales, and distribution centers are located in approximately 69 owned or leased facilities worldwide with primary operations in China, Germany, Italy, Japan, Lithuania, Mexico, Netherlands, Philippines, South Korea, United Kingdom, and the U.S. totaling approximately 3.5 million square feet. The Company’s owned facilities include approximately 2.0 million square feet and the Company’s leased facilities include approximately 1.5 million square feet. The Company’s corporate headquarters is located in the U.S. in Chicago, Illinois.

The Company believes its facilities are adequate to meet its requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings, other than routine litigation incidental to its business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Information about our Executive Officers.

The executive officers of the Company are as follows:

Name	Age	Position
David W. Heinzmann	56	President and Chief Executive Officer
Meenal A. Sethna	50	Executive Vice President and Chief Financial Officer
Ryan K. Stafford	52	Executive Vice President, Chief Legal and Human Resources Officer and Corporate Secretary
Matthew J. Cole	48	Senior Vice President, Business Development and Strategy
Alexander Conrad	54	Senior Vice President and General Manager, Passenger Vehicle Business
Deepak Nayar	60	Senior Vice President and General Manager, Electronics and Industrial Business
Michael P. Rutz	48	Senior Vice President and General Manager, Semiconductor Products

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

Number of Holders

As of February 18, 2020, there were 69 holders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us or affiliates during the fiscal year ended December 28, 2019.

Purchases of Equity Securities

On May 2, 2018, the Company announced that the Company’s Board of Directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a program for the period May 1, 2018 to April 30, 2019 (the "2018 program"). On May 1, 2019, the Company announced that the Company's Board of Directors had authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2019 to April 30, 2020 (the "2019 program"). As of April 30, 2019, 528,112 shares remained available for repurchases under the 2018 program. During the fiscal year ended December 28, 2019, the Company repurchased 579,916 shares of its common stock totaling $95.0 million. There were 500,000 shares remaining available for purchase under the 2019 program as of December 28, 2019.

 The table below presents shares of the Company’s common stock which were acquired by the Company during fiscal year ended December 28, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
2018 Program
December 30 through January 26	66,796	$169.11	66,796	541,232
January 27 through February 23	13,120	$172.16	13,120	528,112
February 24 through March 30	—	—	—	528,112
March 31 through April 30	—	—	—	528,112
2019 Program
May 1 through May 25	90,301	$170.53	90,301	909,699
May 26 through June 29	97,913	$169.09	97,913	811,786
June 30 through July 27	49,816	$171.13	49,816	761,970
July 28 through August 24	230,000	$156.75	230,000	531,970
August 25 through September 28	31,970	$154.80	31,970	500,000
Total	579,916	$163.88	579,916	500,000

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Littelfuse, Inc., the Russell 1000 Index
and the Dow Jones US Electrical Components & Equipment Index

$250
$200
$150
$100
$50
$0
12/14
12/15
12/16
12/17
12/18
12/19
Littelfuse, Inc.
Russell 1000
Dow Jones US Electrical Components & Equipment

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2020 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.
Copyright© 2020 Russell Investment Group. All rights reserved.

	12/14	12/15	12/16	12/17	12/18	12/19
Littelfuse, Inc.	$100	$112	$160	$211	$184	$207
Russell 1000	100	101	113	138	131	172
Dow Jones US Electrical Components & Equipment	100	94	114	146	128	158

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

For Littelfuse, Inc. and all indexes noted above, a $100 investment made on December 27, 2014 and reinvestment of all dividends is assumed. Returns for the Company’s fiscal years presented above are as of the last day of the respective fiscal year which was January 2, 2016, December 31, 2016, December 30, 2017, December 29, 2018, and December 28, 2019 for the fiscal years 2015, 2016, 2017, 2018, and 2019, respectively.

ITEM 6. SELECTED FINANCIAL DATA.

The information presented below provides selected financial data of the Company during the past five fiscal years and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, for the respective years presented:

(in thousands, except per share data)	2019	2018	2017	2016	2015
Net sales	$1,503,873	$1,718,468	$1,221,534	$1,056,159	$867,864
Gross profit	541,449	652,541	506,533	413,117	330,499
Operating income	192,791	225,049	218,511	130,644	104,157
Net income	139,082	164,565	119,519	104,488	80,866
Per share of common stock:
Income from continuing operations
- Basic	5.66	6.62	5.27	4.63	3.58
- Diluted	5.60	6.52	5.21	4.60	3.56
Cash dividends paid	1.82	1.60	1.40	1.24	1.08
Cash and cash equivalents	531,139	489,733	429,676	275,124	328,786
Total assets	2,559,898	2,614,306	1,740,102	1,491,194	1,065,475
Short-term debt	10,000	10,000	6,250	6,250	87,000
Long-term debt, less current portion	669,158	684,730	489,361	447,892	83,753

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the Company's financial condition and results of operations should be read together with the Consolidated Financial Statements and notes to those statements included in Item 8 of Part II of this Annual Report on Form 10-K.

BUSINESS

For a description of the Company’s business, segments and product offerings, see Item 1, Business.

2019 EXECUTIVE OVERVIEW

Net sales decreased by $214.6 million, or 12.5%, in 2019 compared to 2018. The decrease was primarily driven by lower volume across the Electronics and Automotive segments and $25.0 million or 1.5% of unfavorable changes in foreign exchange rates, partially offset by higher volume in the Industrial segment. The Company recognized net income of $139.1 million, or $5.60 per diluted share, in 2019 compared to net income of $164.6 million, or $6.52 per diluted share in 2018. The decrease in net income reflects lower operating income in the Electronics and Automotive segments, partially offset by lower non-segment charges compared to prior year primarily due to the IXYS acquisition.

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

Net cash provided by operating activities was $245.3 million for the year ended December 28, 2019 as compared to $331.8 million for the year ended December 29, 2018. The decrease in net cash provided by operating activities was primarily driven by lower earnings and higher working capital levels primarily due to the timing of supplier payments, payroll year-end cut off and higher annual incentive compensation payments in 2019.

During the fiscal year 2019, the Company repurchased 579,916 shares of its common stock totaling $95.0 million. During the fiscal year 2018, the Company repurchased 391,972 shares of its common stock totaling $67.9 million. From September 30, 2018 until December 28, 2019, the Company repurchased 971,888 shares of its common stock at an average price of $167.65 totaling $162.9 million.

OUTLOOK

Vision and Strategy

The Company works with its customers to design and develop technologies that help them build safer, more reliable and more efficient products for a safer, greener and increasingly connected world in virtually every market that uses electrical energy; for example, automotive and commercial vehicles, industrial applications like renewable energy and storage, motor drives and power conversion, data and telecommunications, medical devices, consumer electronics and appliances. Built upon that framework, the Company’s strategy is centered on growing its circuit protection, power control and sensor platforms.

The Company’s strategic plan is focused on increasing shareholder value by driving profitable sales growth, earnings per share growth, strong cash flow generation, and deploying capital consistent with its long-term capital allocation priorities. The Company pursues the following major strategic initiatives, which are summarized below, along with more specific areas of focus.

Strategic Objective	2020 and Future Priorities
Double digit sales growth	●	Grow through increased product content with existing customers and increased market share
	●	Expand portfolio into new and underpenetrated geographies and end markets
	●	Increase innovation capabilities and investments
	●	Expand presence in products and applications that are converging across business segments
	●	Targeted mergers and acquisitions

EPS growth	●	Focus on higher profitability growth opportunities
	●	Improve operating margins through operational excellence
	●	Disciplined approach to balancing costs with long-term strategic investments

Cash flow and liquidity	●	Disciplined management of working capital
	●	Deployment of capital consistent with capital allocation priorities
	●	Mergers and acquisitions that align with strategy and financial metrics
	●	Grow dividend in line with earnings
	●	Opportunistic share repurchases

The Company’s strategy is to generate profitable sales growth. In order to accomplish this, the Company is focusing on accelerating organic growth by increasing its content and share gains, enhancing technology efforts to drive innovation, capitalizing on cross segment opportunities, and gaining traction in underpenetrated geographies and markets. The Company will continue to make targeted strategic acquisitions that align to its strategy and financial metrics to support new business, products, markets, and technologies while leveraging existing customers and targeting new customers.

Management believes that profitable growth through a combination of organic growth and strategic acquisitions is critical to the Company’s competitiveness, while enhancing value the Company delivers to its customers and other stakeholders. In addition, the Company continues to implement initiatives across all platforms to enhance productivity while managing its cost structure to align with business conditions, including integration of operations and streamlining administrative and support activities to drive improved operating margins.

The Company seeks to deploy its capital consistent with capital allocation priorities. Priorities for capital deployment, over time, include investments to drive increased organic growth, targeted acquisitions that align to the Company’s strategic and financial metrics and returning capital to shareholders through dividends and opportunistic share repurchases.

The Company uses several key indicators to gauge progress toward achieving these objectives. These indicators include organic sales growth, operating margins, cash flow from operations and capital expenditures. Through cycles, the Company targets double-digit long-term (2017-2021) sales growth, split between 5-7% average annual accelerated organic sales growth and 5-7% average annual accelerated growth from strategic acquisitions, while targeting operating margins between 17% and 19% and double-digit earnings per share growth. Cash flow from operations less capital expenditures is targeted to approximate or exceed net income but in any given year can be significantly impacted by the timing of non-recurring or infrequent expenditures.

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

Revenue Disaggregation

The following table disaggregates the Company’s revenue by primary business units for the fiscal years ended December 28, 2019 and December 29, 2018:

	Fiscal Year Ended December 28, 2019
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Semiconductor	$563,572	$—	$—	$563,572
Electronics – Passive Products and Sensors	397,508	—	—	397,508
Passenger Car Products	—	218,560	—	218,560
Commercial Vehicle Products	—	111,972	—	111,972
Automotive Sensors	—	98,001	—	98,001
Industrial Products	—	—	114,260	114,260
Total	$961,080	$428,533	$114,260	$1,503,873

	Fiscal Year Ended December 29, 2018
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Semiconductor	$648,967	$—	$—	$648,967
Electronics – Passive Products and Sensors	475,329	—	—	475,329
Passenger Car Products	—	240,501	—	240,501
Commercial Vehicle Products	—	121,562	—	121,562
Automotive Sensors	—	117,728	—	117,728
Industrial Products	—	—	114,381	114,381
Total	$1,124,296	$479,791	$114,381	$1,718,468

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

Ship and Debit Program

Some of the terms of the Company’s sales agreements and normal business conditions provide customers (distributors) the ability to receive price adjustments on products previously shipped and invoiced. This practice is common in the industry and is referred to as a “ship and debit” program. This program allows the distributor to debit the Company for the difference between the distributors’ contracted price and a lower price for specific transactions. Under certain circumstances (usually in a competitive situation or large volume opportunity), a distributor will request authorization for pricing allowances to reduce its price. When the Company approves such a reduction, the distributor is authorized to “debit” its account for the difference between the contracted price and the lower approved price. The Company establishes reserves for this program based on historic activity, electronic distributor inventory levels and actual authorizations for the debit and recognizes these debits as a reduction of revenue.

Return to Stock

The Company has a return to stock policy whereby certain customers, with prior authorization from the Company's management, can return previously purchased goods for full or partial credit. The Company establishes an estimated allowance for these returns based on historic activity. Sales revenue and cost of sales are reduced to anticipate estimated returns.

Volume Rebates

The Company offers volume-based sales incentives to certain customers to encourage greater product sales. If customers achieve their specific quarterly or annual sales targets, they are entitled to rebates. The Company estimates the projected amount of rebates that will be achieved by the customer and recognizes this estimated cost as a reduction to revenue as products are sold.

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

Quantitative Assessment for Impairment

For the seven reporting units with goodwill, the Company compares the estimated fair value of each reporting unit to its carrying value. If the carrying value of a reporting unit exceeded the estimated fair value, the difference between the estimated fair value and carrying value is recorded as the amount of the goodwill impairment charge. The results of the goodwill impairment test as of September 30, 2019 indicated that the estimated fair values for each of the seven reporting units exceeded their respective carrying values. Accordingly, there were no goodwill impairment charges recorded as part of the Company’s 2019 annual goodwill impairment test.

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

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying value) the goodwill impairment test. All seven of the reporting units passed the goodwill impairment test, with fair values that exceeded the carrying values by between 40% and 268% of their respective estimated fair values. As of the most recent annual test conducted on September 30, 2019, the Company noted that the excess of fair value over the carrying value, was 217%, 42%, 137%, 213%, 40%, 89%, and 268% for its reporting units: Electronics-Passive Products and Sensors, Electronics-Semiconductor, Passenger Car Products, Commercial Vehicle Products, Automotive Sensors, Relays, and Power Fuse, respectively. Relatively small changes in the Company’s key assumptions would not have resulted in any reporting units failing the goodwill impairment test.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term net sales growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. A 1.0% decrease in the long-term net sales growth rate would have resulted in no reporting units failing the goodwill impairment test. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. The estimated discount rate was 9.7% for the Electronics-Semiconductor, Passenger Car Products and Commercial Vehicle Products reporting units, and 10.7% for the Electronics-Passive Products and Sensor reporting unit and 11.7% for the Automotive Sensors, Power Fuse and Relays reporting units. A 1.0% increase in the estimated discount rates would have resulted in no reporting units failing the annual goodwill impairment test. The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates. Additionally, price deterioration or lower volume could have a significant impact on the fair values of the reporting units.

Long-Lived Assets

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Factors which could trigger an impairment review include significant underperformance relative to historical or projected operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. During the year-ended December 28, 2019, the Company recognized non-cash impairment charges of $0.3 million for certain machinery and equipment related to the closure of a European manufacturing facility in the automotive sensors business within the Automotive segment. During the year ended December 29, 2018, the Company recognized non-cash impairment charges of $1.6 million and $0.5 million related to a building for sale and the Custom Products reporting unit trade name, respectively, associated with the exit of the Custom business within the Industrial Segment. During the year ended December 30, 2017, the Company recognized a loss of $2.9 million related to certain machinery and equipment in the Electronics and Automotive segments due to changes in the expected use of these certain assets.

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

Pension and Supplemental Executive Retirement Plan

The Company records annual income and expense amounts relating to its pension and postretirement benefits plans based on calculations which include various actuarial assumptions including discount rates, expected long-term rates of return and compensation increases. The Company reviews its actuarial assumptions on an annual basis as of the fiscal year-end balance sheet date (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumption based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the Consolidated Balance Sheets but are generally amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive income (loss). The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The Company maintains several pension plans in international locations. The expected returns on plan assets and discount rates are determined based on each plan’s investment approach, local interest rates and plan participant profiles. The weighted-average discount rates for the Company’s defined benefit plans primarily in Europe and the Asia-Pacific regions at December 28, 2019 and December 29, 2018 were 2.3% and 3.1%, respectively.

A 50 basis point change in the discount rates at December 28, 2019 would have the following effect on the projected benefit obligation:

(in millions)	0.5% Increase	0.5% Decrease
Projected benefit obligation	$(8.9)	$9.7

Equity-based Compensation

Equity-based compensation expense is recorded for stock-option awards and restricted share units based upon the fair values of the awards. The fair value of stock-option awards is estimated at the grant date using the Black-Scholes option pricing model, which includes assumptions for volatility, expected term, risk-free interest rate and dividend yield. Expected volatility is based on implied volatilities from traded options on Littelfuse stock, historical volatility of Littelfuse stock and other factors. Historical data is used to estimate employee termination experience and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company initiated a quarterly cash dividend in 2010 and expects to continue making cash dividend payments in the foreseeable future. The fair value of restricted share units is determined based on the Company's stock price on the grant date reduced by the present value of expected dividends through the vesting period.

Total equity-based compensation expense for all equity compensation plans was $19.9 million, $28.2 million, and $17.3 million in 2019, 2018, and 2017, respectively. Further information regarding this expense is provided in Note 12, Stock-Based Compensation, of the Notes to Consolidated Financial Statements included in this Annual Report.

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

In accordance with the guidance provided in SEC Staff Accounting Bulletin (“SAB”) No. 118, in the fourth quarter of 2017 the Company recorded a charge of $47.0 million as a provisional reasonable estimate of the impact of the Tax Act, including $49.0 million for the Toll Charge net of $2.0 million for other net tax benefits. In the fourth quarter of 2018, within the measurement period outlined in SAB No. 118, the Company finalized its estimates of the impact of the Tax Act as of December 29, 2018 and recorded a charge of $3.2 million, including $2.3 million for the Toll Charge and $0.9 million for the net impact of other items. In addition, the Company recorded $7.0 million for the Toll Charge associated with IXYS as part of the IXYS acquisition purchase price allocation. This was reflected in the opening balance sheet as an increase to goodwill and other long-term liabilities.

One of the base broadening provisions of the Tax Act is the global intangible low-taxed income provisions ("GILTI"). In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended December 28, 2019 and December 29, 2018, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

Further information regarding income taxes, including a detailed reconciliation of current year activity, is provided in Note 14, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements as defined under SEC rules. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 28, 2019 AS COMPARED TO THE YEAR ENDED DECEMBER 29, 2018

The fiscal year 2019 included approximately $21.9 million of non-segment charges, of which $8.9 million of charges are acquisition- related and integration charges primarily related to the IXYS acquisition and other contemplated acquisitions, and $13.0 million of restructuring charges primarily related to employee termination costs. See Note 8, Restructuring, Impairment and Other Charges, for further discussion.

The fiscal year 2018 included approximately $88.7 million of non-segment charges, of which $82.9 million of charges are primarily related to the IXYS acquisition as described in Note 2, Acquisitions and Dispositions, of the Notes to Consolidated Financial Statements included in this Annual Report. These charges include $36.9 million of purchase accounting inventory step-up charges, $18.7 million in acquisition-related and integration costs primarily related to legal, accounting and other expenses, $12.4 million in backlog amortization costs, $8.3 million of employee termination costs and other restructuring charges, $4.5 million of stock compensation expense recognized immediately upon close for converted IXYS options related to prior service periods, and $2.1 million change in control expense related to IXYS. In addition, there were $5.8 million of employee termination costs, impairment and other restructuring charges and acquisition-related expenses for other contemplated acquisitions, which included charges associated with the exit of the Custom business in the second quarter within the Industrial segment.

Fiscal year 2019 also included approximately $5.2 million in foreign currency exchange losses primarily attributable to changes in the value of the euro, Chinese renminbi, and Japanese Yen against the U.S. dollar, while fiscal year 2018 also included approximately $0.9 million in foreign currency exchange gains primarily attributable to changes in the value of the euro, Mexico peso, Philippine peso and Chinese renminbi against the U.S. dollar.

	Fiscal Year
(in thousands, except % change)	2019	2018	Change	% Change
Net sales	$1,503,873	$1,718,468	$(214,595)	(12.5)%
Gross profit	541,449	652,541	(111,092)	(17.0)%
Operating expenses	348,658	427,492	(78,834)	(18.4)%
Operating income	192,791	225,049	(32,258)	(14.3)%
Other income, net	(583)	(1,599)	1,016	(63.5)%
Income before income taxes	165,884	204,942	(39,058)	(19.1)%
Income taxes	26,802	40,377	(13,575)	(33.6)%
Net income	139,082	164,565	(25,483)	(15.5)%

Net Sales

Net sales for 2019 of $1,503.9 million decreased $214.6 million, or 12.5%, compared to the prior year primarily due to lower volume across the Electronics and Automotive segments driven by electronics distribution partners and end customers reducing excess inventories, a decline in global auto production and a decline in global end market demand, and $25.0 million or 1.5% of unfavorable changes in foreign exchange rates.

Gross Profit

Gross profit was $541.4 million, or 36.0% of net sales, in 2019, compared to $652.5 million, or 38.0% of net sales, in 2018. The decrease in gross profit is primarily due to lower volumes across the Electronics and Automotive segments driven by electronics distribution partners and end customers reducing excess inventories, a decline in global auto production and a decline in global end market demand, unfavorable price and product mix, and costs related to restructuring activities taken during 2019. In 2018 the IXYS purchase accounting inventory step-up charge of $36.9 million negatively impacted the 2018 gross margin by 2.1%.

Operating Expenses

Total operating expenses were $348.7 million, or 23.2% of net sales, for 2019 compared to $427.5 million, or 24.9% of net sales, for 2018. The decrease in operating expenses of $78.8 million was primarily due to lower annual incentive compensation expenses, reduced backlog amortization expense of $12.4 million, lower acquisition-related and integration costs of $11.3 million, global cost saving initiatives, and $4.5 million stock compensation expense and $2.1 million of change in control expense related to the 2018 IXYS acquisition.

Operating Income

Operating income for 2019 was $192.8 million, a decrease of $32.3 million or 14.3% compared to $225.0 million for 2018. The decrease in operating income is primarily due to lower gross profit across the Electronics and Automotive segments, partially offset by lower operating expenses noted above and the $36.9 million purchase accounting inventory step-up charges in 2018. Operating margins decreased from 13.1% in 2018 to 12.8% in 2019 primarily driven by lower gross profit margin discussed above.

Income Before Income Taxes

Income before income taxes for 2019 was $165.9 million, or 11.0% of net sales compared to $204.9 million, or 11.9% of net sales, for 2018. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was unfavorably impacted by foreign exchange losses of $5.2 million during the fiscal year ended December 28, 2019 compared to foreign exchange gains of $0.9 million during the fiscal year ended December 29, 2018, and decreases of $1.0 million in other income primarily due to the impairment charges of $7.3 million for certain other investments and a $2.6 million loss on the disposal of a business within the Electronics segment during the fiscal year 2019, partially offset by unrealized investment gains associated with our equity investments and higher interest income.

Income Taxes

Income tax expense for 2019 was $26.8 million, or an effective tax rate of 16.2% compared to income tax expense of $40.4 million, or an effective tax rate of 19.7%, for 2018. The 2019 income tax expense includes a benefit of $3.3 million from the recognition of previously unrecognized tax benefits (and the reversal of the related accrued interest) due to a lapse in the statute of limitations.
The 2018 income tax expense includes a charge of $3.2 million associated with finalizing the 2017 provisional reasonable estimate, including $2.3 million for the Toll Charge and $0.9 million for the net impact of other items. Additionally, our tax rates are lower than the applicable U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions, partially offset by the impact of taxes on unremitted earnings, the GILTI tax provisions and non-U.S. losses and expenses with no tax benefit.

Segment Information

The Company reports its operations by the following segments: Electronics, Automotive and Industrial. Segment information is described more fully in Note 16, Segment Information, of the Notes to Consolidated Financial Statements included in this Annual Report.

The following table is a summary of the Company’s net sales by segment:

	Fiscal Year
(in millions)	2019	2018	Change	% Change
Electronics	$961.1	$1,124.3	$(163.2)	(14.5)%
Automotive	428.5	479.8	(51.3)	(10.7)%
Industrial	114.3	114.4	(0.1)	(0.1)%
Total	$1,503.9	$1,718.5	$(214.6)	(12.5)%

Electronics Segment

The Electronics segment net sales decreased $163.2 million, or 14.5%, in 2019 compared to 2018 primarily due to lower volume across all businesses due to electronics distribution partners and end customer reducing excess inventories, a decline in global end market demand, and unfavorable changes in foreign exchange rates of $13.5 million.

Automotive Segment

Net sales in the Automotive segment decreased $51.3 million, or 10.7%, in 2019 compared to 2018 due to lower volume across all businesses primarily from a decline in global auto production, declines in commercial vehicle end market demand, and unfavorable changes in foreign exchange rates of $10.9 million.

Industrial Segment

The Industrial segment net sales decreased slightly by $0.1 million, or 0.1%, in 2019 compared to 2018 primarily due to the exit of the Custom business during the second quarter of 2018 and unfavorable changes in foreign exchange rates of $0.6 million, partially offset by higher volume across all businesses.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Fiscal Year
(in millions)	2019	2018	Change	% Change
Asia-Pacific	$656.8	$753.3	$(96.5)	(12.8)%
Americas	508.4	578.6	(70.2)	(12.1)%
Europe	338.7	386.6	(47.9)	(12.4)%
Total	$1,503.9	$1,718.5	$(214.6)	(12.5)%

Asia-Pacific

Asia-Pacific net sales decreased $96.5 million, or 12.8%, in 2019 compared to 2018. The decrease in net sales was primarily due to lower volume across all businesses within the Electronics segment and the Automotive segment, and unfavorable changes in foreign exchange rates of $6.8 million.

Americas

Net sales in the Americas decreased $70.2 million, or 12.1%, in 2019 compared to 2018 primarily due to lower volume across all businesses within the Electronics segment and the Automotive segment, the exit of the Custom business within Industrial segment during the second quarter of 2018 and unfavorable changes in foreign exchange rates of $0.8 million, partially offset by higher volume in the power fuse and relay business within Industrial segments.

Europe

European net sales decreased $47.8 million, or 12.4%, in 2019 compared to 2018. The decrease in net sales was primarily due to lower volume across all businesses within the Electronics segment and the Automotive segment, and unfavorable changes in foreign exchange rates of $17.4 million, partially offset by higher volume in the power fuse business within the Industrial segment.

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

	Fiscal Year
(in thousands, except % change)	2018	2017	Change	% Change
Net sales	$1,718,468	$1,221,534	$496,934	40.7%
Gross profit	652,541	506,533	146,008	28.8%
Operating expenses	427,492	288,022	139,470	48.4%
Operating income	225,049	218,511	6,538	3.0%
Other income, net	(1,599)	(1,282)	(317)	24.7%
Income before income taxes	204,942	204,037	905	0.4%
Income taxes	40,337	84,518	(44,181)	(52.3)%
Net income	164,565	119,519	45,046	37.7%

Net Sales

Net sales for 2018 of $1,718.5 million increased $496.9 million, or 40.7%, compared to the prior year with increases of $378.2 million and $6.5 million resulting from incremental net sales related to the IXYS and U.S. Sensor acquisitions, respectively, $16.7 million of favorable changes in foreign exchange rates, and volume growth across all three segments.

Gross Profit

Gross profit was $652.5 million, or 38% of net sales, in 2018, compared to $506.5 million, or 41.5% of net sales, in 2017. The increase in gross profit reflects the IXYS acquisition and volume growth and expense leverage across all segments. The decrease in gross margin is primarily due to the purchase accounting inventory charges of $36.9 million, which negatively impacted gross margin by 2.1 percentage points, and an unfavorable mix of products from the IXYS acquisition, which historically had lower gross margins.

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

Liquidity and Capital Resources

Cash and cash equivalents were $531.1 million as of December 28, 2019, an increase of $41.4 million as compared to December 29, 2018.

As of December 28, 2019, $333.2 million of the Company's $531.1 million cash and cash equivalents was held by non-U.S. subsidiaries. Of the $333.2 million, at least $165 million can be repatriated with minimal tax consequences, although in certain cases a non-U.S. withholding tax would be payable but subsequently refunded. With respect to the remaining $168.2 million, the Company has recognized deferred tax liabilities on approximately $78.5 million as of December 28, 2019 because the amounts are not considered to be permanently reinvested, and the Company may access additional amounts through loans and other means. Repatriation of some non-U.S. cash balances is restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, non-U.S. or U.S. tax laws could result in changes to these judgments and the need to record additional tax liabilities.

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

On October 13, 2017, the Company amended the Credit Agreement to increase the Revolving Credit Facility from $575.0 million to $700.0 million and increase the Term Loan from $125.0 million to $200.0 million and to extend the expiration date from March 4, 2021 to October 13, 2022. The Credit Agreement also includes the option for the Company to increase the size of the Revolving Credit Facility and the Term Loan by up to an additional $300.0 million, in the aggregate, subject to the satisfaction of certain conditions set forth in the Credit Agreement. Term Loans may be made in up to two advances. The first advance of $125.0 million occurred on October 13, 2017 and the second advance of $75.0 million occurred on January 16, 2018. For the Term Loan, the Company is required to make quarterly principal payments of 1.25% of the original term loan ($2.5 million quarterly) through maturity, with the remaining balance due on October 13, 2022. The Company paid $10.0 million of principal payments on the Term Loan for the fiscal year ended December 28, 2019.

Outstanding borrowings under the Credit Agreement bear interest, at the Company’s option, at either LIBOR fixed for interest periods of one, two, three or six-month periods plus 1.00% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.00% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the credit agreement ranging from 0.15% to 0.25%, based on the Consolidated Leverage Ratio, as defined in the agreement. The credit agreement includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 3.20% at December 28, 2019.

As of December 28, 2019, the Company had no amounts outstanding in letters of credit and had available $353.4 million of borrowing capacity under the Revolving Credit Facility.

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

The Company was in compliance with its debt covenants as of December 28, 2019 and expects to remain in compliance based on management’s estimates of operating and financial results for 2020 and the foreseeable future. As of December 28, 2019, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions

During the year ended December 29, 2018, the Company paid $306.5 million, net of cash acquired, for the acquisition of IXYS. Pursuant to the Securities Purchase Agreement, the Company paid $9.0 million for the acquisition of the remaining 38% outstanding common stock of Monolith during the year ended December 29, 2018. The Company financed the cash portion of the IXYS acquisition with a combination of cash on hand and borrowings under the credit facility.

During the year ended December 30, 2017, the Company paid $38.5 million, net of cash acquired, for the acquisitions of U.S Sensor and Monolith. The Company financed these acquisitions with a combination of cash on hand and borrowings under the credit facility.

Cash Flow Overview

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

The following describes the Company’s cash flows for the twelve months ended December 28, 2019 and December 29, 2018:

	Fiscal Year
(in millions)	2019	2018
Net cash provided by operating activities	$245.3	$331.8
Net cash used in investing activities	(56.4)	(382.3)
Net cash (used in) provided by financing activities	(146.3)	121.9
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(11.4)
Increase in cash and cash equivalents	41.4	60.0
Cash and cash equivalents at beginning of year	489.7	429.7
Cash and cash equivalents at end of year	$531.1	$489.7

Cash Flow from Operating Activities

Net cash provided by operating activities was $245.3 million for 2019, compared to $331.8 million during 2018. The decrease in net cash provided by operating activities was primarily driven by lower earnings and higher working capital levels primarily due to the timing of supplier payments, payroll year-end cut off and higher annual incentive compensation payments in 2019.

Cash Flow from Investing Activities

Net cash used in investing activities was $56.5 million for 2019, compared to $382.3 million during 2018. Net cash used for the acquisition of IXYS was $306.5 million and $9.0 million for the acquisition of the remaining 38% outstanding common stock of Monolith in 2018. Capital expenditures were $61.9 million, representing a decrease of $12.9 million compared to 2018. The Company also received proceeds of $6.2 million in 2019 primarily as a result of the sale of a property within the Industrial segment.

Cash Flow from Financing Activities

Net cash used in financing activities was $146.3 million for 2019 compared to net cash provided by financing activities of $121.9 million for 2018. The Company repurchased 579,916 shares of its common stock during fiscal 2019 totaling $95.0 million, but made payments of $99.4 million related to settled share repurchases. The Company made payments of $10.0 million on the term loan in 2019 as compared to $310.0 million of proceeds from the credit facility, term loan and senior notes payable and $102.5 million of payments on the credit facility and term loan during 2018.

The following describes the Company’s cash flows for the twelve months ended December 29, 2018 and December 30, 2017:

	Fiscal Year
(in millions)	2018	2017
Net cash provided by operating activities	$331.8	$269.2
Net cash used in investing activities	(382.3)	(96.1)
Net cash provided by (used in) financing activities	121.9	(24.7)
Effect of exchange rate changes on cash and cash equivalents	(11.4)	6.2
Increase (decrease) in cash and cash equivalents	60.0	154.6
Cash and cash equivalents at beginning of year	429.7	275.1
Cash and cash equivalents at end of year	$489.7	$429.7

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

Cash Flow from Financing Activities

Net cash provided by financing activities was $121.9 million for 2018 compared to net cash used in financing activities of $24.7 million for 2017. The Company had $310.0 million of proceeds from the credit facility, term loan and senior notes payable partially offset by payments of $102.5 million on credit facility and the term loan in 2018 as compared to $149.4 million of proceeds from the credit facility, term loan and senior notes payable and $134.7 million of payments on credit facility and the term loan during 2017. The Company repurchased 391,972 shares of its common stock during fiscal 2018 totaling $63.6 million.

Dividends

Cash dividends paid totaled $44.7 million, $40.0 million and $31.8 million for 2019, 2018 and 2017, respectively. On January 29, 2020, the Board of Directors of the Company declared a quarterly cash dividend of $0.48 per share, payable on March 5, 2020 to stockholders of record as of February 20, 2020.

Capital Resources

The Company expends capital to support its operating and strategic plans. Such expenditures include strategic acquisitions, investments to maintain capital assets, develop new products or improve existing products, and to enhance capacity or productivity. Many of the associated projects have long lead-times and require commitments in advance of actual spending.

Share Repurchase Program

 On May 2, 2018, the Company announced that the Company’s Board of Directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a program for the period May 1, 2018 to April 30, 2019 (the "2018 program"). On May 1, 2019, the Company announced that the Company's Board of Directors had authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2019 to April 30, 2020 (the "2019 program"). As of April 30, 2019, 528,112 shares remained available for repurchases under the 2018 program. During the fiscal year ended December 28, 2019, the Company repurchased 579,916 shares of its common stock totaling $95.0 million. There were 500,000 shares remaining available for purchase under the 2019 program as of December 28, 2019.

Contractual Obligations and Commitments

The following table summarizes outstanding contractual obligations and commitments as of December 28, 2019:

	Payments Due By Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	Greater than 5 Years
Long-term debt(a)	$682,827	$10,000	$162,619	$129,808	$380,400
Interest payments(b)	114,695	18,114	33,998	23,858	38,725
Operating lease payments(c)	27,028	8,207	11,680	6,683	458
Income Tax Obligation(d)	26,754	3,000	5,273	11,534	6,947
Purchase obligations(e)	22,773	19,377	947	942	1,507
Total	$874,077	$58,698	$214,517	$172,825	$428,037

(a)Excludes offsetting issuance costs of $3.7 million. Euro denominated debt amounts are converted based on the Euro to U.S. Dollar spot rate at year end. For more information see Note 9, Debt, of the Notes to Consolidated Financial Statements.

(b)Amounts represent estimated contractual interest payments on outstanding debt. Rates in effect as of December 28, 2019 are used for variable rate debt. For more information see Note 9, Debt, of the Notes to Consolidated Financial Statements.

(c)For more information see Note 7, Lease Commitments, of the Notes to Consolidated Financial Statements.

(d)The Income Tax Obligation represents the remaining amounts payable regarding the 2017 Littelfuse Toll Charge. The Company has elected to pay the 2017 Littelfuse Toll Charge over the eight-year period prescribed by the Tax Act. For more information see Note 14, Income Taxes, of the Notes to Consolidated Financial Statements.

(e)Purchase obligations include purchase commitments and commitments for capital expenditures not recognized in the Company’s Consolidated Balance Sheets.

In addition to the above contractual obligations and commitments, the Company had the following obligations at December 28, 2019:

The Company has Company-sponsored defined benefit pension plans covering employees at various non-U.S. subsidiaries including the U.K., Germany, the Philippines, China, Japan, Mexico, Italy and France. At December 28, 2019, the Company had a net unfunded status of $38.4 million. The Company expects to make approximately $2.3 million of contributions to the plans in 2020. For additional information, see Note 11, Benefit Plans, of the Notes to Consolidated Financial Statements.

The Company has a non-qualified Supplemental Retirement and Savings Plan which provides additional retirement benefits for certain management employees and named executive officers by allowing participants to defer a portion of their annual compensation. As of December 28, 2019, there was $10.5 million of accrued compensation benefits included in Other long-term liabilities. For additional information, see Note 11, Benefit Plans, of the Notes to Consolidated Financial Statements.

As of December 28, 2019, the Company recognized various accruals related to employee compensation including its annual incentive program that are expected to be paid in 2020.

Due to the uncertainty with respect to the cash outflows, the preceding table excludes unrecognized tax benefits of $16.7 million. The Company does not expect to make significant payments of these liabilities within the next year. For additional information, see Note 14, Income Taxes, of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of December 28, 2019, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Interest Rates Risk

The Company had $145.0 million in debt outstanding at December 28, 2019 related to the unsecured revolving credit facility and term loan. With variable interest rates, the Company is subject to future interest rate fluctuations in relation to these borrowings which could potentially have a negative impact on cash flows of the Company. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its credit facility would result in an increase of approximately $1.5 million in annual interest expense. The Company is not party to any currency exchange or interest rate protection agreements as of December 28, 2019.

Foreign Exchange Rate Risk

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The Company has operations in China, Germany, Mexico, Philippines, United Kingdom, Japan, Lithuania, Netherlands, Portugal, Singapore, South Korea, Spain, and the U.S. During 2019, sales to customers outside the U.S. were approximately 71% of total net sales. During 2018, sales to customers outside the U.S. were approximately 70% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Chinese renminbi, Japanese yen, or Korean won.

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

At December 28, 2019, the net value of the Company’s assets with exposure to foreign currency risk was approximately $147 million, with the largest exposure being a Japanese yen denominated inter-company loan with a Euro functional currency subsidiary. The reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive asset instruments would be $15 million at December 28, 2019. At December 28, 2019, the net value of the Company’s liabilities with exposure to foreign currency risk was $369 million, with the largest exposure being U.S. Dollar denominated inter-company loans with a Euro functional currency subsidiary. The reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive liability instruments would be $37 million at December 28, 2019. As a result of the mix in currencies impacting the hypothetical 10% changes, the movements in some instruments would offset movements in other instruments reducing the hypothetical exposure to the Company.

Commodity Price Risk

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

The cost of oil has fluctuated dramatically over the past several years. Consequently, there is a risk that a return to high prices for oil and electricity in 2020 could have a significant impact on the Company’s transportation and utility expenses. While the Company is exposed to significant changes in certain commodity prices and foreign currency exchange rates, the Company actively monitors these exposures and may take various actions from time to time to mitigate any negative impacts of these exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Littelfuse, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Littelfuse, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018, the related consolidated statements of net income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 28, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2020, expressed an unqualified opinion.

Change in accounting principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for operating leases as of December 30, 2018 due to the adoption of ASU 2016-02, Leases (Topic 842).

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Analysis
The Company’s consolidated goodwill balance was $820.6 million as of December 28, 2019. As described in Note 1 to the consolidated financial statements, the Company evaluates goodwill for impairment at the reporting unit level annually and performed quantitative goodwill impairment assessment for each of its seven reporting units. The quantitative impairment assessment involves the comparison of the fair value of a reporting unit to its carrying amount. The Company used a weighting of the income and market approaches to determine the fair value of the reporting unit.
We identified the goodwill impairment analysis as a critical audit matter for certain reporting units because management's quantitative goodwill impairment test involved a high degree of auditor judgment due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as forecasted revenues, operating income margins, long-term discount rate, perpetual growth rate, and estimated valuation multiples.
Our audit procedures related to the goodwill impairment analysis of certain reporting units included the following, among others. We tested the design and operating effectiveness of key controls over the Company's goodwill impairment assessment process including review of the valuation model and significant assumptions used. We tested the significant assumptions discussed above by assessing the reasonableness of management’s forecasts compared to current results and forecasted industry trends. We performed sensitivity analyses of certain assumptions to evaluate changes in the fair value that would result from changes in the assumptions. With the assistance of our valuation specialists, we evaluated the selection of the long-term discount rate and perpetual growth rate, including testing the underlying source information and the mathematical accuracy of the calculations by developing a range of independent estimates and comparing those to the rates selected by management. We also involved our valuation specialists to evaluate the market approach, including evaluating the reasonableness of estimated valuation multiples.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Southfield, Michigan
February 21, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Littelfuse, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Littelfuse, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 28, 2019, and our report dated February 21, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP
Southfield, Michigan
February 21, 2020

LITTELFUSE, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$531,139	$489,733
Short-term investments	44	34
Trade receivables, less allowances of $42,043 and $36,038 at December 28, 2019 and December 29, 2018, respectively	202,309	232,892
Inventories	237,507	258,228
Prepaid income taxes and income taxes receivable	4,831	2,339
Prepaid expenses and other current assets	28,564	49,291
Total current assets	1,004,394	1,032,517
Net property, plant, and equipment	344,617	339,894
Intangible assets, net of amortization	321,247	361,474
Goodwill	820,589	826,715
Investments	24,099	25,405
Deferred income taxes	8,069	7,330
Rights of use lease assets, net	21,918	—
Other assets	14,965	20,971
Total assets	$2,559,898	$2,614,306
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$117,320	$126,323
Accrued liabilities	84,120	138,405
Accrued income taxes	14,122	20,547
Current portion of long-term debt	10,000	10,000
Total current liabilities	225,562	295,275
Long-term debt, less current portion	669,158	684,730
Deferred income taxes	49,763	51,853
Accrued post-retirement benefits	38,198	31,874
Non-current operating lease liabilities	17,166	—
Other long-term liabilities	64,037	72,232
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, 25,855,203 and 25,641,959 in 2019 and 2018, respectively	256	254
Treasury stock, at cost: 1,473,901 and 868,045 shares, respectively	(216,447)	(116,454)
Additional paid-in capital	867,996	835,828
Accumulated other comprehensive loss	(106,823)	(97,924)
Retained earnings	950,901	856,507
Littelfuse, Inc. shareholders’ equity	1,495,883	1,478,211
Non-controlling interest	131	131
Total equity	1,496,014	1,478,342
Total liabilities and equity	$2,559,898	$2,614,306

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF NET INCOME

	Fiscal Year Ended
(in thousands, except per share data)	December 28, 2019	December 29, 2018	December 30, 2017
Net sales	$1,503,873	$1,718,468	$1,221,534
Cost of sales	962,424	1,065,927	715,001
Gross profit	541,449	652,541	506,533

Selling, general, and administrative expenses	228,093	288,001	212,833
Research and development expenses	80,539	87,301	50,489
Amortization of intangibles	40,026	52,190	24,700
Total operating expenses	348,658	427,492	288,022
Operating income	192,791	225,049	218,511

Interest expense	22,266	22,569	13,380
Foreign exchange loss (gain)	5,224	(863)	2,376
Other income, net	(583)	(1,599)	(1,282)
Income before income taxes	165,884	204,942	204,037
Income taxes	26,802	40,377	84,518
Net income	$139,082	$164,565	$119,519

Income per share:
Basic	$5.66	$6.62	$5.27
Diluted	$5.60	$6.52	$5.21

Weighted average shares and equivalent shares outstanding:
Basic	24,576	24,870	22,687
Diluted	24,818	25,235	22,931

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(in thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Net income	$139,082	$164,565	$119,519
Other comprehensive income (loss):
Pension and postemployment adjustments, net of tax	(8,087)	877	1,147
Unrealized loss on investments	—	—	(974)
Foreign currency translation adjustments	(812)	(25,338)	10,738
Comprehensive income	$130,183	$140,104	$130,430

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in thousands)	December 28, 2019	December 29, 2018	December 30, 2017
OPERATING ACTIVITIES
Net income	$139,082	$164,565	$119,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,477	51,003	38,311
Amortization of intangibles	40,026	52,190	24,700
Impairment charges	322	2,218	—
Deferred revenue	(318)	3,965	—
Non-cash inventory charges	—	36,927	1,607
Stock-based compensation	19,046	27,431	16,315
Loss (gain) on investments and other assets	4,854	(670)	—
Deferred income taxes	(1,147)	(4,679)	17,063
Other	6,638	620	6,048
Changes in operating assets and liabilities:
Trade receivables	28,497	(3,539)	(11,087)
Inventories	22,094	(33,971)	(20,180)
Accounts payable	(22,574)	13,708	6,494
Accrued liabilities and income taxes	(54,242)	29,329	50,626
Prepaid expenses and other assets	10,573	(7,269)	19,754
Net cash provided by operating activities	245,328	331,828	269,170

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(775)	(318,474)	(38,512)
Proceeds from sales and maturities of short-term investments	—	1,407	3,739
Decrease in entrusted loan	—	—	3,599
Purchases of property, plant, and equipment	(61,895)	(74,753)	(65,925)
Proceeds from sale of property, plant, and equipment	6,213	9,572	962
Net cash used in investing activities	(56,457)	(382,248)	(96,137)

FINANCING ACTIVITIES
Proceeds of revolving credit facility	—	60,000	15,000
Proceeds of term loan	—	75,000	9,375
Proceeds from senior notes payable	—	175,000	125,000
Payments of term loan	(10,000)	(42,500)	(7,188)
Payments of revolving credit facility	—	(60,000)	(127,500)
Net proceeds (payments) related to stock-based award activities	7,800	18,857	(2,373)
Payments of entrusted loan	—	—	(3,599)
Cash dividends paid	(44,689)	(39,993)	(31,770)
Purchases of common stock	(99,387)	(63,564)	—
Other	—	(903)	(1,626)
Net cash (used in) provided by financing activities	(146,276)	121,897	(24,681)
Effect of exchange rate changes on cash and cash equivalents	(1,189)	(11,420)	6,200
Increase in cash and cash equivalents	41,406	60,057	154,552
Cash and cash equivalents at beginning of year	489,733	429,676	275,124
Cash and cash equivalents at end of year	$531,139	$489,733	$429,676
Supplementary Cash Flow Information
Cash paid during the period for interest	$21,240	$18,462	$10,569
Cash paid during the period for income taxes, net of refunds	$40,518	$41,904	$18,088
Capital expenditures, not yet paid	$11,110	$—	$—
 See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Inc. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 31, 2016	$228	$291,258	$(36,510)	$(74,579)	$634,391	$143	$814,931
Net income	—	—	—	—	119,519	—	119,519
Other comprehensive income (loss), net of tax				10,911			10,911
Stock-based compensation	—	16,315	—	—	—	—	16,315
Non-controlling interest	—	—	—	—	—	(6)	(6)
Withheld 30,459 shares on restricted share units for withholding taxes	—	—	(4,784)	—	—	—	(4,784)
Stock options exercised	1	2,439	—	—	—	—	2,440
Cash dividends paid ($1.40 per share)	—	—	—	—	(31,770)	—	(31,770)
Balance at December 30, 2017	$229	$310,012	$(41,294)	$(63,668)	$722,140	$137	$927,556
Net income	—	—	—	—	164,565	—	164,565
Other comprehensive income (loss), net of tax				(24,461)			(24,461)
Cumulative effect adjustment	—	—	—	(9,795)	9,795	—	—
Stock-based compensation	—	27,431	—	—	—	—	27,431
Non-controlling interest	—	—	—	—	—	(6)	(6)
Withheld 36,482 shares on restricted share units for withholding taxes	—	—	(7,252)	—	—	—	(7,252)
Stock options exercised	4	26,105	—	—	—	—	26,109
Issuance of common stock	21	472,280					472,301
Repurchases of common stock	—	—	(67,908)	—	—	—	(67,908)
Cash dividends paid ($1.60 per share)	—	—	—	—	(39,993)	—	(39,993)
Balance at December 29, 2018	$254	$835,828	$(116,454)	$(97,924)	$856,507	$131	$1,478,342
Net income	—	—	—	—	139,082	—	139,082
Other comprehensive income (loss), net of tax				(8,899)			(8,899)
Stock-based compensation	—	19,046	—	—	—	—	19,046
Withheld 25,940 shares on restricted share units for withholding taxes	—	—	(4,957)	—	—	—	(4,957)
Stock options exercised	2	13,122	—	—	—	—	13,124
Repurchases of common stock	—	—	(95,036)	—	—	—	(95,036)
Cash dividends paid ($1.82 per share)	—	—	—	—	(44,688)	—	(44,688)
Balance at December 28, 2019	$256	$867,996	$(216,447)	$(106,823)	$950,901	$131	$1,496,014

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

Fiscal Year

References herein to “2019”, “fiscal 2019” or “fiscal year 2019” refer to the fiscal year ended December 28, 2019. References herein to “2018”, “fiscal 2018” or “fiscal year 2018” refer to the fiscal year ended December 29, 2018. References herein to “2017”, “fiscal 2017” or “fiscal year 2017” refer to the fiscal year ended December 30, 2017. The Company operates on a 52-53 week fiscal year (4-4-5 basis) ending on the Saturday closest to December 31.

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

Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses and the accompanying notes. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in its evaluation, as considered necessary. Actual results could differ from those estimates.

Cash Equivalents

All highly liquid investments, with an original maturity of three months or less when purchased, are considered to be cash equivalents.

Short-Term and Long-Term Investments

As of December 28, 2019, the Company has an investment in Polytronics Technology Corporation Ltd. (“Polytronics”). The Company’s Polytronics shares held at the end of fiscal 2019 and 2018 represent approximately 7.2% of total Polytronics shares outstanding. The Polytronics investment is carried at fair value. The fair value of the Polytronics investment was €11.6 million (approximately $12.8 million) at December 28, 2019 and €8.9 million (approximately $10.2 million) at December 29, 2018.

As a result of the Company’s acquisition of IXYS, the Company has equity ownerships in various investments that are accounted for under the equity method. The Company owns 45% of the outstanding equity of Powersem GmbH, a module manufacturer based in Germany, approximately 19% of the outstanding equity of EB Tech Ltd., a company with expertise in radiation technology based in South Korea, and approximately 24% of the outstanding common shares of Automated Technology, Inc., a supplier located in the Philippines that provides assembly and test services. All equity-level investments are less than majority owned. The Company recognized $0.6 million in losses and $0.7 million in gains from its equity method investments for the fiscal years ended December 28, 2019 and December 29, 2018, respectively. The balance of equity method investments was $11.1 million and $11.6 million as of the fiscal years ended December 28, 2019 and December 29, 2018, respectively. See Note 18, Related Party Transactions, for further discussion.

The balance of the Company's investments accounted for under the cost method was $0.4 million and $7.9 million for the fiscal years ended December 28, 2019 and December 29, 2018, respectively. During the twelve months ended December 28, 2019,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company recorded impairment charges of $7.3 million in Other income, net in the Consolidated Statements of Net Income to adjust these certain investments to their estimated fair value of $0.4 million. See Note 10, Fair Value of Assets and Liabilities, for further discussion.

The Company has investments related to its non-qualified Supplemental Retirement and Savings Plan. The Company maintains accounts for participants through which participants make investment elections. The investment securities are subject to the claims of the Company’s creditors. The investment securities are all mutual funds. The investment securities are measured at net asset value. As of December 28, 2019 and December 29, 2018, the investment securities balance was $10.5 million and $9.1 million, respectively, related to the plan and are included in Other assets on the Consolidated Balance Sheets.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, which approximates current replacement cost. Cost is principally determined using the first-in, first-out method. The Company maintains excess and obsolete reserves against inventory to reduce the carrying value to the expected net realizable value. These reserves are based upon a combination of factors including historical sales volume, market conditions, lower of cost or market analysis and expected realizable value of the inventory.

Property, Plant, and Equipment

Land, buildings, and equipment are carried at cost. Depreciation is calculated using the straight-line method with useful lives of 21 years for buildings, three to ten years for equipment, seven years for furniture and fixtures, five years for tooling and three years for computer equipment. Leasehold improvements are depreciated over the lesser of their useful life or the lease term. Maintenance and repair costs are charged to expense as incurred. Major overhauls that extend the useful lives of existing assets are capitalized.

Goodwill

The Company annually tests goodwill for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The Company compares each reporting unit’s fair value, estimated based on comparable company market valuations and expected future discounted cash flows to be generated by the reporting unit, to its carrying value. The results of the goodwill impairment test as of September 30, 2019 indicated that the estimated fair values for each of the seven reporting units exceeded their respective carrying values. As of the most recent annual test conducted on September 30, 2019, the Company noted that the excess of fair value over the carrying value, was 217%, 42%, 137%, 213%, 40%, 89%, and 268% for its reporting units; Electronics-Passive Products and Sensors, Electronics-Semiconductor, Passenger Car Products, Commercial Vehicle Products, Automotive Sensors, Relays, and Power Fuse, respectively. Relatively small changes in the Company’s key assumptions would not have resulted in any reporting units failing the goodwill impairment test. See Note 5, Goodwill and Other Intangible Assets, for additional information.

The Company also performs an interim review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit. As part of its interim reviews, management analyzes potential changes in the value of individual reporting units based on each reporting unit’s operating results for the period compared to expected results as of the prior year’s annual impairment test. In addition, management considers how other key assumptions, including discount rates and expected long-term growth rates, used in the last annual impairment test, could be impacted by changes in market conditions and economic events. Based on the interim assessments as of December 28, 2019, management concluded that no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

Customer relationships, trademarks and tradenames are amortized using the straight-line method over estimated useful lives that have a range of 5 to 20 years. Patents, licenses and software are amortized using the straight-line method or an accelerated method over estimated useful lives that have a range of 5 to 17 years. The distribution networks are amortized on either a straight-line or accelerated basis over estimated useful lives that have a range of 4 to 10 years. Land use rights are amortized using the straight-line method over 50 years which is the term of the land use rights.

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

Revenue Disaggregation

The following table disaggregates the Company’s revenue by primary business units for the fiscal years ended December 28, 2019 and December 29, 2018:

	Fiscal Year Ended December 28, 2019
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Semiconductor	$563,572	$—	$—	$563,572
Electronics – Passive Products and Sensors	397,508	—	—	397,508
Passenger Car Products	—	218,560	—	218,560
Commercial Vehicle Products	—	111,972	—	111,972
Automotive Sensors	—	98,001	—	98,001
Industrial Products	—	—	114,260	114,260
Total	$961,080	$428,533	$114,260	$1,503,873

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended December 29, 2018
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Semiconductor	$648,967	$—	$—	$648,967
Electronics – Passive Products and Sensors	475,329	—	—	475,329
Passenger Car Products	—	240,501	—	240,501
Commercial Vehicle Products	—	121,562	—	121,562
Automotive Sensors	—	117,728	—	117,728
Industrial Products	—	—	114,381	114,381
Total	$1,124,296	$479,791	$114,381	$1,718,468

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

Ship and Debit Program

Some of the terms of the Company’s sales agreements and normal business conditions provide customers (distributors) the ability to receive price adjustments on products previously shipped and invoiced. This practice is common in the industry and is referred to as a “ship and debit” program. This program allows the distributor to debit the Company for the difference between the distributors’ contracted price and a lower price for specific transactions. Under certain circumstances (usually in a competitive situation or large volume opportunity), a distributor will request authorization for pricing allowances to reduce its price. When the Company approves such a reduction, the distributor is authorized to “debit” its account for the difference between the contracted price and the lower approved price. The Company establishes reserves for this program based on historic activity, electronic distributor inventory levels and actual authorizations for the debit and recognizes these debits as a reduction of revenue.

Return to Stock

The Company has a return to stock policy whereby certain customers, with prior authorization from the Company's management, can return previously purchased goods for full or partial credit. The Company establishes an estimated allowance for these returns based on historic activity. Sales revenue and cost of sales are reduced to anticipate estimated returns.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Volume Rebates

The Company offers volume-based sales incentives to certain customers to encourage greater product sales. If customers achieve their specific quarterly or annual sales targets, they are entitled to rebates. The Company estimates the projected amount of rebates that will be achieved by the customer and recognizes this estimated cost as a reduction to revenue as products are sold.

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

Advertising Costs

The Company expenses advertising costs as incurred, which amounted to $2.7 million, $2.8 million, and $2.9 million in fiscal years 2019, 2018 and 2017, respectively, and are included as a component of selling, general, and administrative expenses.

Shipping and Handling Fees and Costs

Amounts billed to customers related to shipping and handling is classified as revenue. Costs incurred for shipping and handling of $11.0 million, $12.3 million, and $10.9 million in fiscal years 2019, 2018, and 2017, respectively, are classified in selling, general, and administrative expenses.

Foreign Currency Translation / Remeasurement

The Company’s foreign subsidiaries use the local currency or the U.S. dollar as their functional currency, as appropriate. Assets and liabilities are translated using exchange rates at the balance sheet date, and revenues and expenses are translated at weighted average rates. The amount of foreign currency gain or loss from remeasurement recognized in the income statement was a loss of $5.2 million in fiscal year 2019, a gain of $0.9 million in fiscal year 2018, and a loss of $2.4 million in fiscal year 2017. Adjustments from the translation process are recognized in “Shareholders’ equity” as a component of “Accumulated other comprehensive income/ (loss).”

Stock-Based Compensation

The Company recognizes compensation expense for the cost of awards of equity compensation using a fair value method. Benefits of tax deductions in excess of recognized compensation expense are reported as operating cash flows. See Note 12, Stock-Based Compensation, for additional information on stock-based compensation.

Coal Mining Liability

Included in other long-term liabilities is an accrual related to former coal mining operations at Littelfuse GmbH (formerly known as Heinrich Industries, AG) for the amounts of €0.6 million ($0.7 million) and €1.1 million ($1.3 million) at December 28, 2019 and December 29, 2018, respectively. Management, in conjunction with an independent third-party, performs an annual evaluation of the former coal mining operations in order to develop an estimate of the probable future obligations in regard to remediating the dangers (such as a shaft collapse) of abandoned coal mine shafts in the former coal mining operations. Management accrues for costs associated with such remediation efforts based on management's best estimate when such costs are probable and reasonably able to be estimated. The ultimate determination can only be done after respective investigations because the concrete conditions are mostly unknown at this time.

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

Although certain administrative guidance has been issued, including final and proposed regulations, the appropriate application of many provisions of the Tax Act remain uncertain. The Company used its best judgment as to the application of these provisions in determining its final estimates of the impact of the Tax Act as of December 30, 2017, the Toll Charge associated with the IXYS acquisition as well as the Company’s income tax expense for the fiscal years ended December 28, 2019 and December 29, 2018. Adjustments to income tax expense may be necessary in future periods if provisions of the Tax Act, and their interaction with other provisions of the U.S. Internal Revenue Code, are interpreted differently than interpretations made by the Company, whether through issuance of additional administrative guidance, or through further review of the Tax Act by the Company and its advisors.

The Company has elected to pay the 2017 Littelfuse Toll Charge over the eight-year period prescribed by the Tax Act. The long-term portion of this Toll Charge which remains payable as of December 28, 2019, totaling $23.8 million, is included in Other long-term liabilities, and the anticipated 2020 annual installment payment of $3.0 million is included in Accrued income taxes, on the Consolidated Balance Sheet as of December 28, 2019. The Company did not elect to pay the 2018 IXYS Toll Charge over the eight year period provided by the Tax Act and therefore there is no long-term portion of this Toll Charge which remains payable as of December 28, 2019.

One of the base broadening provisions of the Tax Act is commonly referred to as the “GILTI” provisions. In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended December 28, 2019 and December 29, 2018, deferred taxes were computed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

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

The Company adopted the standard on December 30, 2018 using the alternative modified retrospective transition method provided in ASU No. 2018-11, "Leases (Topic 842): Target Improvements." Under this method, the Company recorded a cumulative-effect adjustment as of December 30, 2018 and did not record any retrospective adjustments to comparative periods to reflect the adoption of ASC 842. The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’ which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company has not elected the use-of-hindsight. Adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets ("ROU") net of deferred rent of $26.1 million and lease liabilities of $29.4 million, as of December 30, 2018 for operating leases on its Consolidated Balance Sheets, with no impact to the Company's Consolidated Statements of Net Income and Consolidated Statements of Cash Flow. See Note 7, Lease Commitments, for further discussion.

In February 2018, the FASB issued ASU No. 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which permits the reclassification of tax effects stranded in accumulated other comprehensive income to retained earnings as a result of the Tax Act. The standard also requires entities to disclose whether or not they elected to reclassify the tax effects related to the Tax Act as well as their policy for releasing income tax effects from accumulated other comprehensive income. The standard allows the option of applying either a retrospective adoption, meaning the standard is applied to all periods in which the effect of the Tax Act is recognized, or applying the amendments in the period of adoption, meaning an adjustment is made to shareholder’s equity as of the beginning of the reporting period. The Company adopted the new standard on December 30, 2018. The adoption of this guidance did not have a material effect on the Company's Consolidated Financial Statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2017, the FASB issued ASU No. 2017-07 “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost,” which changed the presentation of net periodic pension and post-retirement benefit cost (net benefit cost) within the consolidated Statements of Net Income. Under the previous guidance, net benefit cost was reported as an employee cost within operating income. The amendment required the bifurcation of net benefit cost, with the service cost component to be presented with other employee compensation costs in operating income while the other components will be reported separately outside of income from operations. ASU No. 2017-07 was effective for the first quarter of 2018 with the Company adopting the new standard on December 31, 2017.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities” which addressed certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The ASU requires the Company to recognize any changes in the fair value of certain equity investments in net income. Previously these changes were recognized in other comprehensive income ("OCI"). The Company adopted the new standard on December 31, 2017, on a modified retrospective basis, recognizing the cumulative effect as a $9.8 million increase to retained earnings. As a result of the adoption of the new standard and change in fair value of our equity investments, for the fiscal year ended December 29, 2018, the Company recognized an unrealized loss of $0.7 million in Other income, net in the Consolidated Statements of Net Income.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016- 13, “Financial Instruments- Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The standard modifies the measurement approach for credit losses on financial instruments, including trade receivables, from an incurred loss method to a current expected credit loss method (“CECL”). The standard requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions and a forecast that is supportable. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; early adoption is permitted. The standard must be adopted by applying a cumulative adjustment to retained earnings. The Company anticipates adopting the standard in the first quarter of 2020, although it does not expect a material impact to the Company’s Consolidated Financial Statements.

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

In August 2018, the FASB issued ASU No. 2018-14 "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans," which amends ASC 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General. The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in OCI expected to be recognized in net periodic benefit costs over the next fiscal year, and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This guidance will be effective for financial statements issued for fiscal years ending after December 15, 2020. The adoption of this guidance will modify our disclosures but will not have a material effect on the Company's Consolidated Financial Statements.

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

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes" as part of its initiative to reduce complexity in the accounting standards. The guidance is effective for fiscal years beginning after December 15, 2021 with early adoption permitted. The Company is currently evaluating this guidance on its Consolidated Financial Statements, The Company does not expect material effect from the adoption of this guidance on the Company's Consolidated Financial Statements.

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
$24,340

Included in U.S. Sensor’s current assets, net was approximately $1.5 million of receivables. All U.S. Sensor goodwill, other assets and liabilities were recorded in the Electronics segment and reflected in the U.S. geographic area. The goodwill resulting from this acquisition consists largely of the Company’s expected future product sales and synergies from combining U.S. Sensor’s products and technology with the Company’s existing electronics product portfolio. Goodwill for the above acquisition is expected to be deductible for tax purposes.

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

Commencing March 1, 2017, Monolith was reflected as a consolidated subsidiary within the Company’s Consolidated Financial Statements. Had the acquisition occurred as of January 1, 2017, the impact on the Company’s consolidated Statements of Net Income would not have been material.

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
$26,672

Included in Monolith’s current assets, net was approximately $0.7 million of receivables. All Monolith goodwill, other assets and liabilities were recorded in the Electronics segment and reflected in the U.S. geographic area. The goodwill resulting from this acquisition consists largely of the Company’s expected future product sales and synergies from combining Monolith’s products and technology with the Company’s existing electronics product portfolio. Goodwill for the above acquisition is not expected to be deductible for tax purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(a)
The amortization adjustment for the twelve months ended December 29, 2018 primarily reflects the reduction of amortization expense in the period related to the Order backlog intangible asset. The Order backlog has a useful life of twelve months and is fully amortized in the fiscal 2017 pro forma results. The amortization adjustment for the twelve months ended December 30, 2017 reflects incremental amortization resulting for the measurement of intangibles at their fair values.

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

For the fiscal year ended December 28, 2019, the Company recorded $2.7 million of acquisition-related expenses associated with contemplated acquisitions within Selling, general and administrative expenses in the Consolidated Statements of Net Income.

3. Inventories

The components of inventories at December 28, 2019 and December 29, 2018 are as follows:

(in thousands)	2019	2018
Raw materials	$76,732	$76,060
Work in process	84,561	97,645
Finished goods	110,388	117,207
Inventory reserves	(34,174)	(32,684)
Total	$237,507	$258,228

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property, Plant, and Equipment

The components of net property, plant, and equipment at December 28, 2019 and December 29, 2018 are as follows:

(in thousands)	2019	2018
Land	$24,758	$25,630
Building	108,501	114,636
Equipment	631,273	583,043
Accumulated depreciation and amortization	(419,915)	(383,415)
Total	$344,617	$339,894

The Company recorded depreciation expense of $52.5 million, $51.0 million, and $38.3 million for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.

5. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by segment are as follows:

(in thousands)	Electronics	Automotive	Industrial	Total
As of December 30, 2017	$278,959	$135,829	$38,626	$453,414
Additions(a)	382,903	—	—	382,903
Foreign currency translation adjustments	(5,823)	(3,497)	(282)	(9,602)
As of December 29, 2018	$656,039	$132,332	$38,344	$826,715
Foreign currency translation adjustments	(5,243)	(1,011)	128	(6,126)
As of December 28, 2019	$650,796	$131,321	$38,472	$820,589

(a)The 2018 additions resulted primarily from the acquisition of IXYS.

The components of intangible assets at December 28, 2019 and December 29, 2018 are as follows:

	As of December 28, 2019
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$9,649	$1,730	$7,919
Patents, licenses and software	$131,164	$78,828	$52,336
Distribution network	43,239	36,163	7,076
Customer relationships, trademarks, and tradenames	360,534	106,618	253,916
Total	$544,586	$223,339	$321,247

	As of December 29, 2018
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$6,792	$1,168	$5,624
Patents, licenses and software	$132,621	$68,263	$64,358
Distribution network	43,876	34,564	9,312
Customer relationships, trademarks, and tradenames	374,246	92,066	282,180
Total	$557,535	$196,061	$361,474

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 29, 2018, the Company recorded additions to other intangible assets of $212.7 million, for acquisitions during 2018, the components of which were as follows:

	2018
(in thousands, except weighted average useful life)	Weighted Average Useful Life (Years)	Amount
Patents, licenses and software	8.0	$51,500
Customer relationships, trademarks, and tradenames	17.2	148,800
Order backlog	1.0	12,420
Total		$212,720

For intangible assets with definite lives, the Company recorded amortization expense of $40.0 million, $52.2 million, and $24.7 million in 2019, 2018, and 2017, respectively.

Estimated annual amortization expense related to intangible assets with definite lives at December 28, 2019 is as follows:

(in thousands)	Amount
2020	$39,660
2021	37,865
2022	36,724
2023	32,372
2024	29,273
2025 and thereafter	145,353
Total	$321,247

6. Accrued Liabilities

The components of accrued liabilities at December 28, 2019 and December 29, 2018 are as follows:

(in thousands)	2019	2018
Employee-related liabilities	$40,774	$60,640
Operating lease liability	7,259	—
Interest	5,058	5,137
Professional services	3,986	6,169
Restructuring liabilities	2,679	3,887
Other non-income taxes	1,940	21,523
Accrued share repurchases	—	4,349
Other	22,424	36,700
Total	$84,120	$138,405

Employee-related liabilities consist primarily of payroll, sales commission, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other client-related liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Lease Commitments

The Company leases office and production space under various non-cancellable operating leases that expire no later than 2025. Certain real estate leases include one or more options to renew. The exercise of lease renewal options is at the Company's sole discretion. Options to extend the lease are included in the lease term when it is reasonably certain the Company will exercise the option. The Company also has production equipment, office equipment and vehicles under operating leases. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain of exercise. Certain leases include rental payments adjusted periodically for inflation. The lease agreements do not contain any material residual value guarantee or material restrictive covenants.

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

All leases with an initial term of 12 months or less that do not include an option to extend or purchase the underlying asset that the Company is reasonably certain to exercise (“short-term leases”) are not recorded on the Consolidated Balance Sheets. Short-term lease expenses are recognized on a straight-line basis over the lease term.

The following table presents the classification of ROU assets and lease liabilities as of December 28, 2019:

Leases (in thousands)	Consolidated Balance Sheet Classification	December 28, 2019
Assets
Operating ROU assets	Right of use lease assets, net	$21,918
Liabilities
Current operating lease liabilities	Accrued liabilities	$7,259
Non-current operating lease liabilities	Non-current operating lease liabilities	17,166
Total lease liabilities		$24,425

The following table represents the lease costs for 2019:

Leases cost (in thousands)	Consolidated Statements of Net Income Classification	Fiscal Year Ended December 28, 2019
Short-term lease expenses	Cost of sales, SG&A expenses	$562
Variable lease expenses	Cost of sales, SG&A expenses	916
Operating lease rent expenses	Cost of sales, SG&A expenses	8,664
Total operating lease costs	Cost of sales, SG&A expenses	$10,142

The Company leases certain office and warehouse space as well as certain machinery and equipment under non-cancellable operating leases. Rent expense under these leases was $10.1 million, $9.6 million, and $11.6 million in 2019, 2018, and 2017, respectively.

Maturity of Lease Liabilities as of December 28, 2019 (in thousands)	Operating leases
2020	$8,207
2021	6,383
2022	5,297
2023	3,518
2024	3,165
2025 and thereafter	458
Total lease payments	$27,028

Present value of lease liabilities	24,425

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease Term and Discount Rate	Fiscal Year Ended December 28, 2019
Weighted-average remaining lease term (years)	4.05
Weighted-average discount rate	5.11%

Other Information (in thousands)	Fiscal Year Ended December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow payments for operating leases	$(8,936)
Leased assets obtained in exchange for operating lease liabilities	3,962

Under ASC 840, future minimum payments for all non-cancellable operating leases with initial terms of one year or more at December 29, 2018 are as follows:

(in thousands)	Fiscal Year Ended December 29, 2018
2019	9,133
2020	7,590
2021	5,574
2022	4,590
2023	2,946
2024 and thereafter	2,774
Total	$32,607

8. Restructuring, Impairment and Other Charges

The Company recorded restructuring, impairment and other charges for fiscal years 2019, 2018, and 2017 as follows:

	Fiscal Year Ended December 28, 2019
(in thousands)	Electronics	Automotive	Industrial	Total
Employee terminations	$5,313	$4,251	$795	$10,359
Other restructuring charges	188	1,714	450	2,352
Total restructuring charges	5,501	5,965	1,245	12,711
Impairment	—	322	—	322
Total	$5,501	$6,287	$1,245	$13,033

	Fiscal Year Ended December 29, 2018
(in thousands)	Electronics	Automotive	Industrial	Total
Employee terminations	$8,742	$634	$127	$9,503
Other restructuring charges	670	192	—	862
Total restructuring charges	9,412	826	127	10,365
Impairment	—	88	2,130	2,218
Total	$9,412	$914	$2,257	$12,583

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended December 30, 2017
(in thousands)	Electronics	Automotive	Industrial	Total
Employee terminations	$1,244	$371	$378	$1,993
Other restructuring charges	234	—	—	234
Total restructuring charges	1,478	371	378	2,227

2019
For the year ended December 28, 2019, the Company recorded total restructuring charges of $12.7 million for employee termination costs and other restructuring charges. These charges primarily related to the reorganization of operations and selling, general and administrative functions as well as the integration of IXYS within the Electronics segment and the reorganization of operations in the automotive sensors and commercial vehicle products businesses within the Automotive segment.

In April 2019, we announced the closure of a European manufacturing facility in the automotive sensors business within the Automotive segment. The Company recorded $1.7 million of employee termination costs and $1.4 million of other restructuring and impairment charges associated with this plant closure.

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

The restructuring reserves as of December 28, 2019 and December 29, 2018 are $2.7 million and $3.9 million, respectively. The restructuring reserves are included within accrued liabilities. Payments associated with employee terminations reflected in the above table were substantially completed by December 28, 2019. The Company anticipates that the remaining payments associated with employee terminations will be completed in fiscal 2020.

9. Debt

The carrying amounts of debt at December 28, 2019 and December 29, 2018 are as follows:

(in thousands)	2019	2018
Term Loan	$145,000	$155,000
Euro Senior Notes, Series A due 2023	129,808	133,417
Euro Senior Notes, Series B due 2028	105,400	108,330
U.S. Senior Notes, Series A due 2022	25,000	25,000
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	50,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
Other	2,619	2,619
Unamortized debt issuance costs	(3,669)	(4,636)
Total debt	679,158	694,730
Less: Current maturities	(10,000)	(10,000)
Total long-term debt	$669,158	$684,730

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 13, 2017, the Company amended the Credit Agreement to increase the Revolving Credit Facility from $575.0 million to $700.0 million and increase the Term Loan from $125.0 million to $200.0 million and to extend the expiration date from March 4, 2021 to October 13, 2022. The Credit Agreement also includes the option for the Company to increase the size of the Revolving Credit Facility and the Term Loan by up to an additional $300.0 million, in the aggregate, subject to the satisfaction of certain conditions set forth in the Credit Agreement. Term Loans may be made in up to two advances. The first advance of $125.0 million occurred on October 13, 2017 and the second advance of $75.0 million occurred on January 16, 2018. For the Term Loan, the Company is required to make quarterly principal payments of 1.25% of the original term loan ($2.5 million quarterly) through maturity, with the remaining balance due on October 13, 2022. The Company paid $10.0 million of principal payments on the Term Loan for the fiscal year ended December 28, 2019.

Outstanding borrowings under the Credit Agreement bear interest, at the Company’s option, at either LIBOR fixed for interest periods of one, two, three or six-month periods plus 1.00% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.00% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the credit agreement ranging from 0.15% to 0.25%, based on the Consolidated Leverage Ratio, as defined in the agreement. The credit agreement includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 3.20% at December 28, 2019.

As of December 28, 2019, the Company had no amounts outstanding in letters of credit and had available $353.4 million of borrowing capacity under the Revolving Credit Facility. At December 28, 2019, the Company was in compliance with all covenants under the Credit Agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Senior Notes have not been registered under the Securities Act, or applicable state securities laws. The Senior Notes are general unsecured senior obligations and rank equal in right of payment with all existing and future unsecured unsubordinated indebtedness of the Company.

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At December 28, 2019, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders, and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was approximately $21.2 million,  $18.5 million, and $10.6 million in fiscal year ended 2019, 2018, and 2017, respectively.

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

Debt Maturities

Scheduled maturities of the Company’s long-term debt for each of the five years succeeding December 28, 2019 and thereafter are summarized as follows:

(in thousands)	Scheduled Maturities
2020	$10,000
2021	10,000
2022	152,619
2023	129,808
2024	—
2025 and thereafter	380,400
$682,827

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash Equivalents

Cash equivalents primarily consist of money market funds, which are held with an institution with sound credit rating and are highly liquid. The Company classified cash equivalents as Level 1 and are valued at cost, which approximates fair value.

Investments in Equity Securities

Investments in equity securities listed on a national market or exchange are valued at the last sales price and classified within Level 1 of the valuation hierarchy. Such securities are further detailed in Note 1, Summary of Significant Accounting Policies and Other Information.

The Company has certain convertible debt and convertible preferred stock investments that are accounted for under the cost method reflected in Investments and Other assets in the Consolidated Balance Sheets. During the fiscal year ended December 28, 2019, the Company recorded impairment charges of $7.3 million in Other Expense (income), net in the Consolidated Statements of Net Income to adjust these certain investments to their estimated fair value of $0.4 million. The fair value of these investments are measured on a nonrecurring basis and determined to be Level 3 under the fair value hierarchy. The Company's accounting and finance management determines the valuation policies and procedures for Level 3 fair value measurements and is responsible for the development and determination of unobservable inputs.

Defined Benefit Plan Assets / Non-qualified Supplemental Retirement and Savings Plan Investments

See Note 11, Benefit Plans, for description of valuation methodologies and investment balances for defined benefit plan assets and investments related to the Company’s Non-Qualified Supplemental Retirement and Savings Plan.

There were no changes during 2019 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. On October 30, 2019, the Company entered a foreign currency exchange forward contract to mitigate the currency fluctuation risk between the Chinese renminbi and U.S dollar. The foreign currency contract was not designated as a hedge instrument and was marked to market on a monthly basis. The loss of $0.2 million associated with the change in fair values of the foreign currency exchange forward contract was recognized in Other income, net in the Consolidated Statements of Net Income along with a $0.2 million liability recorded in Accrued Liabilities on the Consolidated Balance Sheets. The notional value of the forward contracts at December 28, 2019 was $16.0 million and expires on May 5, 2020. The Company does not use derivative financial instruments for trading or speculative purposes. The fair values of the foreign currency forward contract was determined to be Level 2 under the fair value hierarchy and is valued using market exchange rates. As of December 29, 2018, the Company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 28, 2019:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents	$118,999	$—	$—	$118,999
Investments in equity securities	12,969	—	—	12,969
Mutual funds	10,464	—	—	10,464

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 29, 2018:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments in equity securities	$10,312	$—	$—	$10,312
Mutual funds	9,112	—	—	9,112

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, trade receivables and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and trade receivables approximate their fair values. The Company’s revolving and term loan debt facilities’ fair values approximate book value at December 28, 2019 and December 29, 2018, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of December 28, 2019 and December 29, 2018 were as follows:

	December 28, 2019		December 29, 2018
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series A due 2023	$129,808	$131,710	$133,417	$130,888
Euro Senior Notes, Series B due 2028	105,400	110,336	108,330	103,774
USD Senior Notes, Series A due 2022	25,000	25,054	25,000	24,115
USD Senior Notes, Series B due 2027	100,000	102,548	100,000	94,458
USD Senior Notes, Series A due 2025	50,000	50,775	50,000	47,434
USD Senior Notes, Series B due 2030	125,000	127,701	125,000	114,731

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Benefit Plans

The Company has Company-sponsored defined benefit pension plans covering employees in the United Kingdom ("U.K."), Germany, the Philippines, China, Japan, Mexico, Italy and France. The amount of the retirement benefits provided under the plans is based on years of service and final average pay.

IXYS Acquisition

During 2018, as a result of the IXYS acquisition, pension liabilities were assumed by the Company in Germany, Philippines, and U.K.

Benefit plan related information is as follows for the years 2019 and 2018:

(in thousands)	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$102,833	$67,268
Service cost	2,040	2,266
Interest cost	3,169	3,104
Net actuarial gain/(loss)	11,286	(7,321)
Benefits paid from the trust	(3,323)	(2,479)
Benefits paid directly by the Company	(1,540)	(1,802)
Settlements	(1,924)	(1,291)
Acquisitions	—	48,358
Effect of exchange rate movements	1,735	(6,918)
Plan amendment and other	2,645	1,648
Benefit obligation at end of year	$116,921	$102,833

Change in plan assets at fair value:
Fair value of plan assets at beginning of year	$70,676	$48,123
Actual return on plan assets	8,222	(2,847)
Employer contributions	2,233	2,341
Benefits paid	(3,323)	(2,479)
Settlements	(1,072)	(1,291)
Acquisitions	—	31,954
Effect of exchange rate movements	1,766	(5,125)
Fair value of plan assets at end of year	78,502	70,676
Net amount unfunded status	$(38,419)	$(32,157)

Amounts recognized in the Consolidated Balance Sheets as of December 28, 2019 and December 29, 2018 consist of the following:

(in thousands)	2019	2018
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$885	$811
Current benefit liability	(1,106)	(1,094)
Noncurrent benefit liability	(38,198)	(31,874)
Net liability recognized	$(38,419)	$(32,157)

The amounts included in accumulated other comprehensive loss in the Consolidated Balance Sheets, excluding tax effects, that have not yet been recognized as components of net periodic benefit costs as of December 28, 2019 and December 29, 2018 were as following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	2019	2018
Net actuarial loss	$15,635	$9,777
Prior service cost	4,273	1,607
Total	$19,908	$11,384

The estimated net actuarial loss and prior service cost which will be amortized from accumulated other comprehensive income (loss) into benefit cost in 2020 is approximately $0.4 million and $0.2 million, respectively.

The pre-tax amounts recognized in other comprehensive income (loss) in 2019 as components of net periodic benefit costs were as follows:

(in thousands)	2019
Amortization of:
Prior service cost	$80
Net actuarial loss	163
Amount arising during the period:
Prior service cost	(2,645)
Net actuarial loss	(6,251)
Settlement loss	260
Foreign currency adjustments	(131)
Total	$(8,524)

The components of net periodic benefits costs for the fiscal years 2019, 2018, and 2017 are as follows:

(in thousands)	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$2,040	$2,266	$2,037
Interest cost	3,169	3,104	1,887
Expected return on plan assets	(3,187)	(3,222)	(1,990)
Amortization of prior service and net actuarial loss	243	291	337
Net periodic benefit cost	2,265	2,439	2,271
Settlement loss / curtailment (gain)	260	238	(25)
Total expense for the year	$2,525	$2,677	$2,246

Weighted average assumptions used to determine net periodic benefit cost for the fiscal years 2019, 2018, and 2017 are as follows:

	2019	2018	2017
Discount rate	3.1%	2.8%	3.0%
Expected return on plan assets	4.5%	4.2%	4.5%
Compensation increase rate	4.6%	5.0%	4.5%

The accumulated benefit obligation for the foreign plans was $111.3 million and $99.6 million at December 28, 2019 and December 29, 2018, respectively.

The following table provides a summary of under-funded or unfunded pension benefit plans with projected benefit obligations in excess of plan assets as of December 28, 2019 and December 29, 2018:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	2019	2018
Projected benefit obligation	$81,362	$70,579
Fair value of plan assets	42,058	37,611

The following table provides a summary of under-funded or unfunded pension benefit plans with accumulated benefit obligations in excess of plan assets as of December 28, 2019 and December 29, 2018:

(in thousands)	2019	2018
Accumulated benefit obligation	$75,744	$66,049
Fair value of plan assets	42,058	36,003

Weighted average assumptions used to determine benefit obligations as of December 28, 2019, December 29, 2018 and December 30, 2017 are as follows:

	2019	2018	2017
Discount rate	2.3%	3.1%	3.1%
Compensation increase rate	4.7%	4.6%	5.0%

Expected benefit payments to be paid to participants for the fiscal year ending are as follows:

(in thousands)	Expected Benefit Payments
2020	$4,511
2021	4,726
2022	4,624
2023	4,900
2024	4,910
2025-2029 and thereafter	29,364

The Company expects to make approximately $2.3 million of contributions to the plans in 2020.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. For the fiscal year ended December 28, 2019, December 29, 2018, and December 30, 2017, the Company recorded $1.4 million, $1.8 million, $1.1 million expense, respectively, in Cost of Sales and Other expense (income), net within the Consolidated Statements of Net Income. As of December 28, 2019 and December 29, 2018, the Company reported benefit liabilities of $2.8 million and $2.7 million for these plans, of which $0.9 million and $1.1 million was recorded in Accrued liabilities and $1.9 million and $1.6 million was recorded in Other long-term liabilities on the Consolidated Balance Sheets, respectively. For fiscal year ended December 28, 2019, the pre-tax amounts recognized in other comprehensive income (loss) as components of net periodic benefit costs for these plans were $0.6 million.

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

	Asset Allocation
	2019	2018
Equity securities	27%	30%
Debt securities	72%	66%
Cash and cash equivalents, and other	1%	4%
	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company segregated its plan assets by the following major categories and level for determining their fair value as of December 28, 2019 and December 29, 2018. All plan assets that are valued using the net asset value per share (“NAV”) practical expedient have not been included within the fair value hierarchy but are separately disclosed.

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

Insurance Contracts and other – This category includes insurance contracts that are valued by the re-insurer with the valuation inputs being not highly observable or traded on an open market. Accordingly, insurance contracts was categorized as Level 3. Additionally, this category includes other assets and liabilities including futures or swaps valued at NAV.

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

The following table presents the Company’s pension plan assets measured at fair value by classification within the fair value hierarchy as of December 28, 2019:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	NAV	Total
Equities	$1,796	$—	$—	$19,139	$20,935
Fixed income	4,535	—	—	51,711	56,246
Insurance contracts and other	—	—	609	147	756
Cash and cash equivalents	387	—	—	178	565
Total pension plan assets	$6,718	$—	$609	$71,175	$78,502

The following table presents the Company’s pension plan assets measured at fair value by classification within the fair value hierarchy as of December 29, 2018:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	NAV	Total
Equities	$1,361	$—	$—	$19,527	$20,888
Fixed income	3,336	—	—	43,134	46,470
Insurance contracts and other	—	—	632	1,161	1,793
Cash and cash equivalents	702	—	—	823	1,525
Total pension plan assets	$5,399	$—	$632	$64,645	$70,676

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Plan

The Company also maintains a 401(k) savings plan covering substantially all U.S. employees. The Company matches 100% of the employee’s annual contributions for the first 4% of the employee’s eligible compensation. The Company may provide an additional discretionary match to participants and made discretionary matches of 2% of the employee’s eligible compensation for each of the fiscal year ended December 28, 2019, December 29, 2018 and December 30, 2017. Employees are immediately vested in their contributions plus actual earnings thereon, as well as the Company contributions. Company matching contributions amounted to $5.6 million, $4.5 million, and $3.5 million in 2019, 2018, and 2017, respectively.

Non-qualified Supplemental Retirement and Savings Plan

The Company has a non-qualified Supplemental Retirement and Savings Plan which provides additional retirement benefits for certain management employees and named executive officers by allowing participants to defer a portion of their annual compensation. The Company maintains accounts for participants through which participants make investment elections. The investments are subject to the claims of the Company’s creditors and the Company is responsible for the payment of all benefits under the plan from its general assets. As of December 28, 2019, there was $10.5 million of marketable securities related to the plan included in Other assets and $10.5 million of accrued compensation benefits included in Other long-term liabilities. The marketable securities are classified as Level 1 under the fair value hierarchy as they are maintained in mutual funds with readily determinable fair value. The Company made matching contributions to the plan of $0.4 million in 2019.

12. Stock-Based Compensation

Equity Plans: The Company has equity-based compensation plans authorizing the granting of stock options, restricted shares, restricted share units, and other stock rights to employees and directors. As of December 28, 2019, there were 1.2 million shares available for issuance of future awards under the Company’s equity-based compensation plans.

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

The following table provides a reconciliation of outstanding stock options for the fiscal year ended December 28, 2019.

	Shares Under Option	Weighted Average Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (000’s)
Outstanding December 29, 2018	669,356	$116.29
Granted	76,742	199.24
Exercised	(134,982)	97.22
Forfeited	(10,651)	108.23
Outstanding December 28, 2019	600,465	131.32	4.6	$37,048
Exercisable December 28, 2019	413,109	111.65	4.0	33,215

The following table provides a reconciliation of non-vested restricted share and share unit awards ("RSU") for the fiscal year ended December 28, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Shares	Weighted Average Grant-Date Fair Value
Nonvested December 29, 2018	160,794	$164.61
Granted	70,225	195.71
Vested	(84,990)	154.38
Forfeited	(11,893)	181.70
Nonvested December 28, 2019	134,136	185.86

The total intrinsic value of options exercised during 2019, 2018, and 2017 was $12.5 million, $38.3 million, and $2.2 million, respectively. The total fair value of the vested RSU shares was $15.5 million, $20.8 million, and $15.0 million for 2019, 2018, and 2017, respectively. The total amount of share-based liabilities paid was $0.9 million, $1.1 million and $0.9 million for 2019, 2018, and 2017, respectively.

The Company recognizes compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the awards. At December 28, 2019, the unrecognized compensation cost for options and restricted shares was $17.4 million before tax, and will be recognized over a weighted average period of 1.8 years. Compensation cost included as a component of cost of sales, research and development and selling, general, and administrative expenses for all equity compensation plans discussed above was $19.9 million, $28.2 million, and $17.3 million for 2019, 2018, and 2017, respectively. The total related income tax benefit recognized in the Consolidated Statements of Net Income was $3.3 million, $6.0 million and $6.0 million for 2019, 2018, and 2017, respectively.

The Company uses the Black-Scholes option valuation model to determine the fair value of stock option awards granted. The weighted average fair value of and related assumptions for options granted are as follows:

	2019	2018	2017
Weighted average fair value of options granted	$47.63	$45.19	$30.77
Assumptions:
Risk-free interest rate	2.33%	2.79%	1.79%
Expected dividend yield	0.86%	0.77%	0.86%
Expected stock price volatility	27.0%	25.0%	23.0%
Expected life of options (years)	4.4	4.4	4.4

Expected volatilities are based on the historical volatility of the Company’s stock price. The expected life of options is based on historical data for options granted by the Company. The risk-free rates are based on yields available at the time of grant on U.S. Treasury bonds with maturities consistent with the expected life assumption. Historical nonvested forfeiture information is the basis for the forfeiture rate assumptions.

The fair value of RSU is determined based on the Company's stock price on the grant date reduced by the present value of expected dividends through the vesting period.

Preferred Stock: The Board of Directors may authorize the issuance of preferred stock from time to time in one or more series with such designations, preferences, qualifications, limitations, restrictions, and optional or other special rights as the Board may fix by resolution.

Share Repurchase Program

On May 2, 2018, the Company announced that the Company’s Board of Directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a program for the period May 1, 2018 to April 30, 2019 ("2018 program"). On May 1, 2019, the Company announced that the Company's Board of Directors had authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2019 to April 30, 2020 ("2019 program"). During the fiscal year 2019, the Company repurchased 579,916 shares of its common stock totaling $95.0 million. During the fiscal year 2018, the Company repurchased 391,972 shares of its common stock totaling $67.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Other Comprehensive Income (Loss)

Changes in other comprehensive income (loss) by component for fiscal years 2019, 2018, and 2017 were as follows:

	Fiscal Year Ended
	December 28, 2019			December 29, 2018			December 30, 2017
(in thousands)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Defined benefit pension plan and other adjustments	$(9,149)	$1,062	$(8,087)	$924	$47	$877	$1,532	$385	$1,147
Unrealized loss on investments	—	—	—	—	—	—	(974)	—	(974)
Foreign currency translation adjustments	(1,476)	664	(812)	(25,338)	—	(25,338)	10,738	—	10,738
Total change in other comprehensive (loss) income	$(10,625)	$1,726	$(8,899)	$(24,414)	$47	$(24,461)	$11,296	$385	$10,911

Accumulated Other Comprehensive Income (Loss) (“AOCI”): The following table sets forth the changes in the components of AOCI by component for fiscal years 2019, 2018, and 2017:

(in thousands)	Pension and postretirement liability and reclassification adjustments	Gain (loss) on investments	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2016	$(11,983)	$10,769	$(73,365)	$(74,579)
2017 activity	1,147	(974)	10,738	10,911
Balance at December 30, 2017	(10,836)	9,795	(62,627)	(63,668)
Cumulative effect adjustment (a)	$—	$(9,795)	$—	$(9,795)
2018 activity	877	—	(25,338)	(24,461)
Balance at December 29, 2018	(9,959)	—	(87,965)	(97,924)
2019 activity	(8,087)	—	(812)	(8,899)
Balance at December 28, 2019	(18,046)	—	(88,777)	(106,823)

(a)
The Company adopted ASU 2016-01 on December 31, 2017 on a modified retrospective basis, recognizing the cumulative effect as a $9.8 million increase to retained earnings. See Note 1, Summary of Significant Accounting Policies and Other Information, for further discussion.

Amounts reclassified from accumulated other comprehensive income (loss) to earnings for fiscal years 2019, 2018, and 2017 were as follows:

	Fiscal Year Ended
(in thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Pension and postemployment and other plans:
Amortization of prior service, net actuarial loss, and other	$372	$291	$337
Settlement loss/curtailment (gain)	260	238	(25)
Total	$632	$529	$312

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

Although certain administrative guidance has been issued, including final and proposed regulations, the appropriate application of many provisions of the Tax Act remain uncertain. The Company used its best judgment as to the application of these provisions in determining its final estimates of the impact of the Tax Act as of December 30, 2017, the Toll Charge associated with the IXYS acquisition as well as the Company’s income tax expense for the fiscal years ended December 28, 2019 and December 29, 2018. Adjustments to income tax expense may be necessary in future periods if provisions of the Tax Act, and their interaction with other provisions of the U.S. Internal Revenue Code, are interpreted differently than interpretations made by the Company, whether through issuance of additional administrative guidance, or through further review of the Tax Act by the Company and its advisors.

The Company has elected to pay the 2017 Littelfuse Toll Charge over the eight-year period prescribed by the Tax Act. The long-term portion of this Toll Charge which remains payable as of December 28, 2019, totaling $23.8 million, is recorded in Other long-term liabilities, and the anticipated 2020 annual installment payment of $3.0 million is included in Accrued income taxes, on the Consolidated Balance Sheet as of December 28, 2019. The Company did not elect to pay the 2018 IXYS Toll Charge over the eight year period provided by the Tax Act and therefore there is no long-term portion of this Toll Charge which remains payable as of December 28, 2019.

One of the base broadening provisions of the Tax Act is commonly referred to as the “GILTI” provisions. In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended December 28, 2019 and December 29, 2018, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

Domestic and foreign income (loss) before income taxes is as follows:

(in thousands)	2019	2018	2017
Domestic	$(11,970)	$(49,995)	$(20,496)
Foreign	177,854	254,937	224,533
Income before income taxes	$165,884	$204,942	$204,037

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal, state and foreign income tax expense (benefit) consists of the following:

(in thousands)	2019	2018	2017
Current:
Federal	$(3,495)	$(3,193)	$34,060
State	834	119	450
Foreign	30,610	48,130	32,945
Subtotal	27,949	45,056	67,455
Deferred:
Federal and State	1,839	(3,896)	16,562
Foreign	(2,986)	(783)	501
Subtotal	(1,147)	(4,679)	17,063
Provision for income taxes	$26,802	$40,377	$84,518

The current federal tax benefit for 2019 includes a benefit of $3.3 million from the recognition of previously unrecognized tax benefits (and the reversal of the related accrued interest) due to a lapse in the statute of limitations.

The current federal tax benefit for 2018 includes the benefit of current year losses (which served to partially offset the amount of the IXYS Toll Charge that would otherwise have been payable).

The current federal and state income tax expense for 2017 includes the preliminary estimate of $49 million for the Toll Charge as discussed above, partially offset by 13.0 million of foreign tax credits.

A reconciliation between income taxes computed on income before income taxes at the federal statutory rate and the provision for income taxes is provided below:

(in thousands)	2019	2018	2017
Tax expense at statutory rate of 21% (35% for 2017)	$34,836	$43,038	$71,413
Non-U.S. income tax rate differential	(22,457)	(20,472)	(47,077)
Non-U.S. losses and expenses with no tax benefit	6,570	3,107	—
Net impact associated with the GILTI tax provisions	6,469	5,075	—
Tax on unremitted earnings	2,136	4,660	12,202
Certain changes in unrecognized tax benefits and related accrued interest	(1,468)	208	914
State and local taxes, net of federal tax benefit	1,080	(1,238)	292
Nondeductible professional fees	195	1,001	1,240
2017 Toll Charge (and 2018 adjustment)	—	2,278	49,000
Provisional Tax Act impact other than Toll Charge (and 2018 adjustment)	—	966	(1,962)
Other, net	(559)	1,754	(1,504)
Provision for income taxes	$26,802	$40,377	$84,518

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting bases and the tax bases of the company’s assets and liabilities. Significant components of the company’s deferred tax assets and liabilities at December 28, 2019 and December 29, 2018, are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	2019	2018
Deferred tax assets:
Accrued expenses and reserves	$28,294	$34,113
Domestic and non-U.S. net operating loss carryforwards	10,511	8,613
Non-U.S. interest expense carryforwards	5,324	885
U.S. research credit carryforwards	2,581	1,245
Capitalized expenses	2,400	—
U.S. foreign tax credit carryforwards	1,320	1,506
Other	1,261	1,000
Gross deferred tax assets	51,691	47,362
Less: Valuation allowance	(5,957)	(4,794)
Total deferred tax assets	45,734	42,568

Deferred tax liabilities:
Excess of book basis over the tax basis of assets	74,460	74,410
Tax on unremitted earnings	12,968	12,681
Total deferred tax liabilities	87,428	87,091
Net deferred tax liabilities	$41,694	$44,523

The deferred tax asset valuation allowance is related to certain net operating loss and non-U.S. interest expense carryforwards which are not expected to be realized. The remaining net operating loss and non-U.S. interest expense carryforwards either have no expiration date or are expected to be utilized prior to expiration (which begin expiring in 2021). No deferred tax asset nor valuation allowance has been recorded for certain U.S. and non-U.S. net operating loss carryforwards for which the possibility of usage has been determined to be remote.

The Company paid income taxes of $47.6 million, $46.2 million, and $31.8 million in 2019, 2018, and 2017, respectively, and received income tax refunds of $7.1 million, $4.3 million, and 13.7 million in 2019, 2018, and 2017, respectively.

Deferred income taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those non-U.S. subsidiaries for which such excess is considered to be permanently reinvested in those operations. The Company believes the determination of the amount of such deferred income taxes is impractical as it would depend upon income tax laws and circumstances at the time of the hypothetical distributions or dispositions. As of December 28, 2019, unremitted earnings of the Company’s non-U.S. subsidiaries was approximately $776 million. A distribution of such earnings will generally not be subject to U.S. federal income tax. The Company recognized deferred tax liabilities of $13.0 million ($12.6 million for non-U.S. taxes net of related U.S. foreign tax credits, and $0.4 million for U.S. state taxes) as of December 28, 2019 and $12.7 million ($12.5 million for non-U.S. taxes net of related U.S. foreign tax credits, and $0.2 million for U.S. state taxes) as of December 29, 2018, related to taxes on certain non-U.S. earnings which are not considered to be permanently reinvested. Some of these non-U.S. taxes will provide a U.S. federal income tax benefit as a foreign tax credit, and the amounts as of December 28, 2019 and December 29, 2018 are net of such benefit (some of which, in respect of the year ended December 29, 2018, was recorded as part of finalizing the provisional reasonable estimate of the impact of the Tax Act).

The Company has three subsidiaries in China which benefit from lowered income tax rates due to “tax holidays” which apply for three-year periods, subject to extension. The tax holiday for two of these subsidiaries expired at the end of 2019 (one will seek an extension and the tax holiday benefits for the other was not material). The tax holiday for the third subsidiary will expire at the end of 2020 and the Company plans to seek an extension. Such tax holidays contributed $4.2 million in tax benefits, or $0.17 per diluted share, during 2019. Future year tax benefits will depend upon the Company’s ability to obtain extensions, and the level of income earned by the two applicable subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 28, 2019, December 29, 2018, and December 30, 2017 is as follows:

(in thousands)	Unrecognized Tax Benefits
Balance at December 30, 2017	$7,660
Additions for tax positions taken in the current year	2,929
Additions for tax positions related to the pre-acquisition periods of acquired subsidiaries	9,394
Decreases due to a lapse in the statute of limitations	(1,257)
Other	(467)
Balance at December 29, 2018	18,259
Additions for tax positions taken in the current year	1,305
Decreases due to a lapse in the statute of limitations	(2,758)
Other	(85)
Balance at December 28, 2019	16,721

The company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. The company recognized such interest expense of $1.3 million (net of a $0.6 million decrease due to a lapse in the statute of limitations), $1.5 million (net of a $0.3 million decrease due to a lapse in the statute of limitations), and $0.9 million in 2019, 2018, and 2017, respectively. Accrued interest for such matters included in Other long-term liabilities within the Consolidated Balance Sheets was $7.2 million and $5.9 million as of December 28, 2019 and December 29, 2018, respectively.

The amount of unrecognized tax benefits included in Other long-term liabilities within the Consolidated Balance Sheets was $16.7 million and $18.3 million as of December 28, 2019 and December 29, 2018, respectively. The December 28, 2019 total represents the net amount of tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Of this amount, approximately $0.1 million may be recognized in 2020 based upon the possible lapse in the statute of limitations. None of the positions included in unrecognized tax benefits are related to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.

The U.S. federal statute of limitations remains open for the Company for the 2016 tax year and later years, although the Company has been audited for the 2016 tax year and the audit concluded in 2018 with no significant adjustments. The U.S. federal statute of limitations remains open for IXYS pre-acquisition tax periods ending March 31, 2017 and January 17, 2018. Non-U.S. and U.S. state statutes of limitations generally range from three to seven years, although certain jurisdictions do not have a statute expiration. Non-U.S. tax examinations occur from time to time, including examinations currently in process in Italy, Canada, and Hong Kong. The company does not expect to recognize a significant amount of additional tax expense as a result of concluding these examinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	2019	2018	2017
Numerator:
Net income as reported	$139,082	$164,565	$119,519

Denominator:
Weighted average shares outstanding
Basic	24,576	24,870	22,687
Effect of dilutive securities	242	365	244
Diluted	24,818	25,235	22,931

Earnings Per Share:
Basic earnings per share	$5.66	$6.62	$5.27
Diluted earnings per share	$5.60	$6.52	$5.21

Potential shares of common stock attributable to stock options excluded from the earnings per share calculation because their effect would be anti-dilutive were 129,658, 42,305, and 37,443 shares in 2019, 2018, and 2017, respectively.

On January 17, 2018, the Company acquired IXYS through a combination of cash, Littelfuse common stock, and the value of converted, or cash settled IXYS equity awards. The Company issued approximately 2.1 million shares of Littelfuse common stock and converted IXYS equity awards into approximately 0.5 million Littelfuse equity awards.

During the fiscal year 2019, the Company repurchased 579,916 shares of its common stock totaling $95.0 million. During the fiscal year 2018, the Company repurchased 391,972 shares of its common stock totaling $67.9 million. See Note 12 Stock-Based Compensation for further discussion.

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

•
Electronics Segment: Consists of one of the broadest product offerings in the industry, including fuses and fuse accessories, positive temperature coefficient (“PTC”) resettable fuses, polymer electrostatic discharge (“ESD”) suppressors, varistors, reed switch based magnetic sensing, gas discharge tubes; semiconductor products such as discrete transient voltage suppressor (“TVS”) diodes, TVS diode arrays, protection and switching thyristors, metal-oxide-semiconductor field-effect transistors (“MOSFETs”) and silicon carbide diodes; and insulated gate bipolar transistors (“IGBT”) technologies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The segment covers a broad range of end markets, including industrial and automotive electronics, electric vehicle and related infrastructure, data and telecommunications, medical devices, alternative energy, consumer electronics and white goods.

•
Automotive Segment: Consists of a wide range of circuit protection, power control and sensing technologies for global original equipment manufacturers (“OEMs”), Tier-I suppliers and parts distributors in passenger car, heavy duty truck, off-road vehicles, material handling, agricultural, construction and other commercial vehicle end markets. Passenger car fuse products include fuses and fuse accessories for internal combustion engine vehicles and hybrid and electric vehicles including blade fuses, battery cable protectors, resettable fuses, high-current fuses, and high-voltage fuses. Commercial vehicle products include fuses, switches, relays, and power distribution modules for the commercial vehicle industry. Automotive sensor products include a wide range of automotive and commercial vehicle products designed to monitor the passenger compartment occupants, safety and environment as well as the vehicle’s powertrain.

•
Industrial Segment: Consists of power fuses, protection relays and controls and other circuit protection products for use in various industrial applications such as oil, gas, mining, alternative energy, electric vehicle infrastructure, non-residential construction, HVAC systems, elevators and other industrial equipment.

The Company has provided this segment information for all comparable prior periods. Segment information is summarized as follows:

(in thousands)	2019	2018	2017
Net sales
Electronics	$961,080	$1,124,296	$661,928
Automotive	428,533	479,791	453,227
Industrial	114,260	114,381	106,379
Total net sales	$1,503,873	$1,718,468	$1,221,534

Depreciation and amortization
Electronics	$60,345	$61,779	$35,215
Automotive	27,922	23,333	22,459
Industrial	4,236	5,661	5,337
Other	—	12,420	—
Total depreciation and amortization	$92,503	$103,193	$63,011

Operating income (loss)
Electronics	$145,594	$241,426	$155,880
Automotive	46,719	54,982	62,571
Industrial	22,407	17,335	10,334
Other(a)	(21,929)	(88,694)	(10,274)
Total operating income	192,791	225,049	218,511
Interest expense	22,266	22,569	13,380
Foreign exchange (gain) loss	5,224	(863)	2,376
Other income, net	(583)	(1,599)	(1,282)
Income before income taxes	$165,884	$204,942	$204,037

 (a) Included in “Other” Operating income (loss) for 2019 is $8.9 million of acquisition-related and integration charges related to the IXYS acquisition and other contemplated acquisitions. In addition, there were $13.0 million of restructuring charges primarily related to employee termination costs. See Note 8, Restructuring, Impairment and Other Charges, for further discussion.

Included in “Other” Operating income (loss) for 2018 is $88.7 million of charges primarily related to the IXYS acquisition, which include $36.9 million of purchase accounting inventory step-up charges, $18.7 million in acquisition-related and integration costs primarily related to legal, accounting and other expenses, $12.4 million in backlog amortization costs, $8.3 million of employee termination costs, impairment and other restructuring charges, and $4.5 million in stock compensation expense recognized immediately upon close for converted IXYS options related to prior service periods and $2.1 million change in control expense related to IXYS. In addition, there were $5.8 million of employee termination costs, impairment and other restructuring charges

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and acquisition-related expenses for other contemplated acquisitions which included $2.2 million of impairment charges primarily related to the impairment of a building and a trade name associated with the exit of the Custom business within the Industrial segment.

Included in “Other” Operating income (loss) for 2017 are costs related to acquisition and integration costs associated with the Company’s completed and pending acquisitions in 2017 ($8.0 million in Cost of sales ("COS") and Selling, general, and administrative expenses (“SG&A”), and charges related to restructuring and production transfers in the Company’s Asia operations ($2.2 million in SG&A).

The Company’s net sales, long-lived assets and additions to long-lived assets by country for the fiscal years ended 2019, 2018, and 2017 are as follows:

(in thousands)	2019	2018	2017
Net sales
United States	$440,461	$511,544	$383,025
China	416,385	468,174	321,111
Other countries(a)	647,027	738,750	517,398
Total net sales	$1,503,873	$1,718,468	$1,221,534

Long-lived assets
United States	$58,081	$58,691	$23,490
China	88,306	95,806	86,866
Mexico	73,096	70,495	62,510
Germany	36,025	36,548	1,082
Philippines	51,738	32,459	31,129
Other countries	37,371	45,895	45,500
Total long-lived assets	$344,617	$339,894	$250,577

Additions to long-lived assets
United States	$5,864	$5,567	$3,518
China	10,400	29,286	32,775
Mexico	13,827	18,723	19,395
Germany	4,017	5,208	93
Philippines	22,944	7,605	2,979
Other countries	9,314	8,364	7,165
Total additions to long-lived assets	$66,366	$74,753	$65,925

(a)	Each country included in other countries are less than 10% of net sales.

For the year ended December 28, 2019, approximately 71% of the Company’s net sales were to customers outside the United States (exports and foreign operations), including approximately 28% to China. For the year ended December 29, 2018, approximately 70% of the Company's net sales were to customers outside the U.S. (exports and foreign operations), including approximately 27% to China. For the year ended December 30, 2017, approximately 69% of the Company's net sales were to customers outside the U.S. (exports and foreign operations), including approximately 26% to China. Sales to Arrow Electronics, Inc., which were included in the Electronics, Automotive, and Industrial segments, were 10.7%, 10.7%, and 10.6% of consolidated net sales in 2019, 2018, and 2017 respectively. No other single customer accounted for more than 10% of net sales during the last three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Selected Quarterly Financial Data (Unaudited)

The quarterly periods for 2019 are for the 13-weeks ended December 28, 2019, September 28, 2019, June 29, 2019, and March 30, 2019, respectively. The quarterly periods for 2018 are for the 13-weeks ended December 29, 2018, September 29, 2018, June 30, 2018, and March 31, 2018, respectively.

(in thousands, except per share data)
	2019				2018
	4Q(a)	3Q(b)	2Q(c)	1Q(d)	4Q(e)	3Q(f)	2Q(g)	1Q(h)
Net sales	$338,523	$361,971	$397,879	$405,500	$402,281	$439,191	$459,183	$417,813
Gross profit	113,467	130,946	141,808	155,228	154,337	179,594	168,987	149,623
Operating income	32,317	47,167	52,634	60,673	51,628	76,228	59,622	37,571
Net income	22,654	35,647	43,792	36,989	32,665	53,546	42,326	36,029
Net income per share
Basic	$0.93	$1.46	$1.77	$1.50	$1.31	$2.13	$1.69	$1.48
Diluted	$0.92	$1.44	$1.75	$1.48	$1.29	$2.10	$1.67	$1.45

(a)In the fourth quarter of 2019, the Company recorded $1.9 million in acquisition-related and integration costs and $2.1 million in restructuring, impairment and other costs, and $4.2 million impairment charges related to certain other investments, partially offset by a $3.3 million benefit for previously unrecognized tax benefits in respect of which the statute of limitation has expired.

(b)In the third quarter of 2019, the Company recorded $3.2 million in acquisition-related and integration costs and $2.5 million in restructuring and impairment charge

(c)In the second quarter of 2019, the Company recorded $5.7 million in restructuring and impairment charges, $1.5 million in acquisition-related and integration costs, and $0.4 million costs primarily related to a sale of building and $0.2 million impairment charges related to a certain other investment.

(d)In the first quarter of 2019, the Company recorded $2.8 million impairment charges to certain other investments, $2.6 million loss on the disposal of a business, $2.7 million in restructuring costs, $2.4 million in acquisition-related and integration costs, and $0.3 million gain primarily related to the final payments for the acquisition of Monolith

(e)In the fourth quarter of 2018, the Company recorded an estimated one-time tax charge of $3.2 million related to the finalization of 2017 provisional reasonable estimate in connection with the Tax Act, partially offset by a $1.5 million benefit for previously unrecognized tax benefits in respect of which the statute of limitation has expired, $3.7 million in backlog amortization expense from the IXYS acquisition, $3.2 million in acquisition-related and integration costs and $2.4 million in restructuring, impairment and other costs.

(f)In the third quarter of 2018, the Company recorded $5.2 million in restructuring and impairment charges, $3.1 million in backlog amortization expense from the IXYS acquisition and $2.9 million in acquisition-related and integration costs

(g)In the second quarter of 2018, the Company recorded $19.0 million for purchase accounting inventory adjustments associated with the acquisition of IXYS, $4.2 million in restructuring and impairment charges, $3.1 million in backlog amortization expense from the IXYS acquisition $2.4 million in acquisition-related and integration costs.

(h)In the first quarter of 2018, the Company recorded $17.9 million for purchase accounting inventory adjustments associated with the acquisition of IXYS, $11.7 million in acquisition-related and integration costs, $4.5 million of stock compensation expense recognized immediately upon close for converted IXYS options related to prior services periods, $2.5 million in backlog amortization expense,$2.1 million expense related to change in control and $0.8 million in restructuring costs.

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

EB-Tech Co., Ltd.: The Company owns approximately 19% of the outstanding equity of EB-Tech Co., Ltd. (“EB Tech”), a company with expertise in radiation technology based in South Korea.

Automated Technology (Phil), Inc.: The Company owns approximately 24% of the outstanding common shares of Automated Technology (Phil), Inc. (“ATEC”), a supplier located in the Philippines that provides assembly and test services. One member of the Company's Board of Directors serves on the Board of Directors of ATEC.

	Fiscal Year Ended
	December 28, 2019			December 29, 2018
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.6	$—	$—	$0.7	$—	$—
Purchase material/service from related party	3.2	0.4	7.9	4.5	0.5	9.9
Account Receivable balance	—	—	—	0.1	—	—
Account Payable balance	$0.2	$—	$0.1	$0.2	$0.1	$0.5

 Additionally, the Company has certain cost method investments in VTOOL Ltd. and Securepush Ltd. with a total book value of $0.4 million as of December 28, 2019 where one member of the Company’s Board of Directors is currently an investor and a director of VTOOL Ltd. and Securepush Ltd.

On April 26, 2019, the Company sold its subsidiary Microwave Technology, LLC. (“MWT”) resulting in a loss on disposal of $2.6 million reflected in Other income (expense), net in the Consolidated Statements of Net Income. The operations of MWT were included in the Electronics segment. One member of the Company’s Board of Directors is an owner of a company that purchased MWT.

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

As required by SEC Rule 15d-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to SEC Rule 13a-15 as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2019.

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

The Company’s management, including the its Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2019, based upon the updated framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013. Based on this assessment, the Company’s management concluded that, as of December 28, 2019, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the 12 months or fiscal quarter ended December 28, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Except as set forth below, the information required by this item will be contained in the Company’s Proxy Statement related to our 2020 Annual Meeting of Stockholders (the "proxy statement") and is incorporated herein by reference.

Information concerning directors and nominees for director is set forth in the section titled “Proposal No. 1 Election of Directors” in the Company’s proxy statement and is incorporated herein by reference.

Information concerning the Company’s Audit Committee and Audit Committee financial expert is set forth in the sections titled "Board Committees" and “Director Independence; Financial Experts” in the Company's proxy statement and is incorporated herein by reference.

Information concerning the procedures by which security holders may recommend nominees to the Company’s Board of Directors is set forth in the section titled “Director Nomination” in the Company’s proxy statement and is incorporated herein by reference.

Information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is set forth in the section titled “Delinquent Section 16(a) Reports” in the Company’s proxy statement and is incorporated herein by reference.

Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."

Code of Ethics

The company has adopted a Code of Conduct (Code of Ethics) that applies to all of the Company’s employees including the Company’s Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and persons performing similar functions. It has posted the text of the Code of Conduct on its website at http://investor.littelfuse.com/governance and intends to disclose on such website any amendments to, or waivers from the Code of Conduct. The company’s website is not incorporated by reference into this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION.

Information concerning compensation of the Company’s executive officers and directors for the fiscal year ended December 28, 2019, is set forth in the sections titled “Compensation Discussion & Analysis,” “Compensation Tables,” "Compensation Committee Report," "CEO Pay Ratio," "Potential Payments Upon Termination or Change in Control" and “Director Compensation” in the Company’s proxy statement and is incorporated herein by reference, except the section titled “Compensation Committee Report” is hereby “furnished” and not “filed” with this Annual Report on Form 10-K.

Information concerning compensation committee interlocks is set forth in the section titled “Compensation Committee Interlocks and Insider Participation” in the Company’s proxy statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning the security ownership of certain beneficial owners, the Company’s directors and executive officers as of February 27, 2020, is set forth in the section titled “Ownership of Littelfuse, Inc. Common Stock” in the Company’s proxy statement and is incorporated herein by reference.

Information concerning the Company’s equity compensation plans are set forth in the section titled “Compensation Plan Information” in the Company’s proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information concerning the independence of the Company’s directors, certain relationships and related transactions during 2019 and the Company’s policies with respect to such transactions is set forth in the sections titled "Director Independence; Financial Experts", “Related Person Transaction Policy” and “Related Party Transactions” in the Company’s proxy statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information concerning principal accountant fees and services is set forth in the section titled “Audit Related Matters” in the Company’s proxy statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)Financial Statements and Schedules

			Page
1.	The following Financial Statements are filed as a part of this report:
	i.	Reports of Independent Registered Public Accounting Firms	40 - 42
	ii.	Consolidated Balance Sheets as of December 28, 2019 and December 29, 2018	43
	iii.	Consolidated Statements of Net Income for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017	44
	vi.	Consolidated Statements of Comprehensive Income for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017	45
	v.	Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017	46
	vi.	Consolidated Statements of Equity for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017	47
	vii.	Notes to Consolidated Financial Statements	48 - 85

2.	The following Financial Statement Schedule is submitted herewith for the periods indicated therein.
	i.	Schedule II - Valuation and Qualifying Accounts and Reserves	90

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits. See Exhibit Index		92

Item 16. FORM 10-K SUMMARY

None.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Charged to Costs and Expenses (a)	Deductions (b)	Other (c)	Balance at End of Year
(in thousands)
Fiscal year ended December 28, 2019
Allowance for losses on accounts receivable	$1,062	$410	$(172)	$10	$1,310
Reserves for sales discounts and allowances	$34,976	$133,434	$(127,330)	$(347)	$40,733

Fiscal year ended December 29, 2018
Allowance for losses on accounts receivable	$1,172	$319	$(557)	$128	$1,062
Reserves for sales discounts and allowances	$26,344	$124,638	$(118,438)	$2,432	$34,976

Fiscal year ended December 30, 2017
Allowance for losses on accounts receivable	$2,079	$3,068	$(4,070)	$95	$1,172
Reserves for sales discounts and allowances	$23,825	$106,781	$(104,941)	$679	$26,344

(a)	Includes provision for doubtful accounts, sales returns and sales discounts granted to customers.

(b)	Represents uncollectible accounts written off, net of recoveries and credits issued to customers.

(c)	Represents business acquisitions and foreign currency translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littelfuse, Inc.

By: /s/ David W. Heinzmann
David W. Heinzmann,
President and Chief Executive Officer

Date: February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 21, 2020 and in the capacities indicated.

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
William P. Noglows

Director
Maria Green

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
2.1
Agreement and Plan of Merger, dated August 25, 2017, as amended by Amendment No. 1, dated December 4, 2017, by and among IXYS Corporation, Littelfuse, Inc., Iron Merger Co., Inc., and IXYS Merger Co., LLC.
		S-4/A	Annex A	12/11/2017	333-22114
3.1	Certificate of Incorporation dated November 25, 1991, as amended April 25, 1997.	10-K	3.1	2/27/2017	0-20388
3.2	Certificate of Designations of Series A Preferred Stock.	8-K	4.2	12/1/1995	0-20388
3.3	Bylaws, as amended and restated January 24, 2019.	8-K	3.1	1/25/2019	0-20388
4.1*	Description of Securities of Littelfuse, Inc.
10.1	Form of Stock Option Award Agreement under the Littelfuse, Inc. Outside Directors' Equity Plan.++	8-K	99.3	5/1/2008	0-20388
10.2	Form of Restricted Stock Unit Award Agreement under the Littelfuse, Inc. Outside Directors' Equity Plan.++	8-K	99.4	5/1/2008	0-20388
10.3	Amended and Restated, Littelfuse, Inc. Deferred Compensation Plan for Non-Employee Directors.++	10-K	10.4	2/27/2008	0-20388
10.4	Form of Stock Option Award Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan .++	8-K	10.2	4/28/2009	0-20388
10.5	Littelfuse, Inc. Long-Term Incentive Plan, effective February 3, 2010.++	8-K	10.1	5/5/2010	0-20388
10.6	Form of Restricted Stock Unit Award Agreement (Outside Director) under the Littelfuse, Inc. Long-Term Incentive Plan.++	S-8	4.4	5/19/2010	0-20388
10.7	Form of Stock Option Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan.++	S-8	4.6	5/19/2010	0-20388
10.8	First Amendment to the Littelfuse, Inc. Long-Term Incentive Plan, effective July 27, 2012.++	10-K	10.36	2/27/2013	0-20388
10.9	Littelfuse, Inc. Annual Incentive Plan, effective January 1, 2014. ++	DEF14A	A	3/17/2014	0-20388
10.10	Form of Restricted Stock Unit Award Agreement (Executive) under the Littelfuse, Inc. Long-Term Incentive Plan.++	10-Q	10.2	7/31/2015	0-20388
10.11	Form of Restricted Stock Unit Award Agreement (Tier II Management) under the Littelfuse, Inc. Long-Term Incentive Plan.++	10-Q	10.3	7/31/2015	0-20388
10.12	Credit Agreement, dated as of March 4, 2016 among Littelfuse, Inc. and Certain Subsidiaries as borrowers, Guarantors party thereto, Bank of America, N.A. as Agent, Swing Line Lender and L/C Issuer and JPMorgan Chase Bank, N.A. as Syndication Agent, BMO Harris Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association as Co-Documentation Agents, Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as Sole Bookrunner and Joint Lead Arranger and JPMorgan Chase Bank, N.A., as Joint Lead Arranger.	8-K	10.1	3/10/2016	0-20388
10.13	Form of Stock Option Award Agreement (Executive) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.3	5/6/2016	0-20388
10.14	Form of Stock Option Award Agreement (Outside Director – 2016 Grant) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.4	5/6/2016	0-20388
10.15	Form of Restricted Stock Unit Award Agreement (Executive) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.5	5/6/2016	0-20388

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.16	Form of Restricted Stock Unit Award Agreement (Tier II Management) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.6	5/6/2016	0-20388
10.17	Form of Restricted Stock Unit Award Agreement (Outside Director – 2016 Grant) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.7	5/6/2016	0-20388
10.18	Form of Restricted Stock Unit Award Agreement (Executive) under the Littelfuse Inc. Long-Term Incentive Plan. ++	8-K	10.1	7/26/2016	0-20388
10.19	Letter Agreement entered into between Littelfuse, Inc. and David W. Heinzmann. Effective January 1, 2017. ++	8-K	10.2	11/16/2016	0-20388
10.20	Littelfuse, Inc. 3.03% Senior Note, Series A, due February 15, 2022, and 3.74% Senior Note, Series B, due February 15, 2027 Note Purchase Agreement.	8-K	10.1	12/9/2016	0-20388
10.21	Littelfuse, Netherland C.V. 1.14% Senior Note, Series A, due December 8, 2023, and 1.83% Senior Note, Series B, due December 8, 2028 Note Purchase Agreement.	8-K	10.2	12/9/2016	0-20388
10.22	Subsidiary Guaranty Agreement, dated December 8, 2016.	8-K	10.4	12/9/2016	0-20388
10.23	Subsidiary Guaranty Agreement, dated as of February 15, 2017.	8-K	10.2	2/15/2017	0-20388
10.24	Restated Littelfuse, Inc. Supplemental Retirement and Savings Plan, effective January 1, 2017. ++	10-K	10.50	2/27/2017	0-20388
10.25	Amended and Restated Littelfuse, Inc. 401(k) Retirement and Savings Plan, effective January 1, 2017.++	10-K	10.51	2/27/2017	0-20388
10.26	Amended and Restated Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.1	5/1/2017	0-20388
10.27	Form of 2017 Restricted Stock Unit Award Agreement. ++	8-K	10.2	5/1/2017	0-20388
10.28	Form of 2017 Stock Option Award Agreement. ++	8-K	10.3	5/1/2017	0-20388
10.29	Employment offer letter between Littelfuse, Inc. and Jeffrey Gorski, dated June 28, 2017. ++	8-K	10.1	8/14/2017	0-20388
10.30	Form of Change of Control Agreement (J. Gorski). ++	8-K	10.2	8/14/2017	0-20388
10.31	First Amendment to Credit Agreement, dated as of November 1, 2016, among Littelfuse, Inc., certain subsidiaries of the company, as designated borrowers, certain subsidiaries of the company, as guarantors, the lenders party thereto and Bank of America, N.A., as agent.	8-K	10.1	10/16/2017	0-20388
10.32	Second Amendment to Credit Agreement, dated as of October 13. 2017, among Littelfuse, Inc., certain subsidiaries of the company, as designated borrowers, certain subsidiaries of the company, as guarantors, the lenders party thereto and Bank of America, N.A., as agent.	8-K	10.2	10/16/2017	0-20388
10.33	Joinder Agreement, dated as of October 13, 2017, by and between Iron Merger Co., Inc. and Bank of America, N.A., as agent.	8-K	10.3	10/16/2017	0-20388
10.34	Joinder Agreement, dated as of October 13, 2017, by and between IXYS Merger Co., LLC and Bank of America, N.A., as agent.	8-K	10.4	10/16/2017	0-20388
10.35	U.S. Subsidiary Guarantor Supplement, dated as of October 13, 2017, made by Iron Merger Co., Inc. in favor of the note purchasers and the other holders.	8-K	10.5	10/16/2017	0-20388
10.36	U.S. Subsidiary Guarantor Supplement, dated as of October 13, 2017, made by IXYS Merger Co., LLC in favor of the note purchasers and the other holders.	8-K	10.6	10/16/2017	0-20388
10.37	Cross Border Subsidiary Guarantor Supplement, dated as of October 13, 2017, made by Iron Merger Co., Inc. in favor of the note purchasers and the other holders.	8-K	10.7	10/16/2017	0-20388

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.38	Cross Border Subsidiary Guarantor Supplement, dated as of October 13, 2017, made by IXYS Merger Co., LLC in favor of the note purchasers and the other holders.	8-K	10.8	10/16/2017	0-20388
10.39	Note Purchase Agreement, dated November 15, 2017, among Littelfuse, Inc. and note purchasers listed on the signature pages thereto.	8-K	10.1	11/15/2017	0-20388
10.40	Form of 3.78% Senior Note, Series B, due February 15, 2030.	8-K	4.2	11/15/2017	0-20388
10.41	Form of 3.48% Senior Note, Series A, due February 15, 2025,	8-K	4.1	11/15/2017	0-20388
10.42	Subsidiary Guaranty Agreement, dated as of January 16, 2018, made by LFUS LLC, Littelfuse Commercial Vehicle, LLC, Iron Merger Co., Inc., IXYS Merger Co., LLC and SymCom, Inc. in favor of the note purchasers and the other holders.	8-K	10.2	1/18/2018	0-20388
10.43	Littelfuse, Inc. Executive Severance Policy. ++	8-K	10.4	1/18/2018	0-20388
10.44	Form of Tier I Change of Control Agreement.++	8-K	10.1	1/23/2018	0-20388
10.45	First Amendment to Littelfuse Deferred Compensation Plan for Non-Employee Directors, effective as of January 1, 2008.++	10-K	10.73	02/23/2018	0-20388
10.46	Second Amendment to the Littelfuse Deferred Compensation Plan for Non-Employee Directors, effective as of October 25, 2013.++	10-K	10.74	02/23/2018	0-20388
10.47	First Amendment to the Littelfuse, Inc. 401(K) Retirement and Savings Plan, effective January 1, 2018.++	10-K	10.75	02/23/2018	0-20388
10.48	Altra In-Plan Roth Rollover Amendment to the Littelfuse, Inc. 401(K) Retirement and Savings Plan, effective as of February 1, 2018.++	10-K	10.76	02/23/2018	0-20388
10.49	Form of Indemnity Agreement between Nathan Zommer and IXYS Corporation. ++	10-K	10.3	6/12/2008	000-26124
10.50	IXYS Corporation 2009 Equity Incentive Plan++	S-8	4.4	1/19/2018	333-221147
10.51	IXYS Corporation 2011 Equity Incentive Plan++	S-8	4.5	1/19/2018	333-221147
10.52	IXYS Corporation 2013 Equity Incentive Plan++	S-8	4.6	1/19/2018	333-221147
10.53	IXYS Corporation 2016 Equity Incentive Plan++	S-8	4.7	1/19/2018	333-221147
10.54	Zilog, Inc. 2002 Omnibus Stock Incentive Plan++	S-8	4.8	1/19/2018	333-221147
10.55	Zilog, Inc. 2004 Omnibus Stock Incentive Plan++	S-8	4.9	1/19/2018	333-221147
10.56	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan++	10-Q	10.4	8/10/2009	000-26124
10.57	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2002 Omnibus Stock Incentive Plan++	10-K	10.26	6/11/2010	000-26124
10.58	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2004 Omnibus Stock Incentive Plan++	10-K	10.28	6/11/2010	000-26124
10.59	Notice of Stock Option Grant and Agreement for IXYS Corporation 2011 Equity Incentive Plan++	10-Q	10.2	8/5/2011	000-26124
10.60	Notice of Stock Option Grant and Agreement for IXYS Corporation 2013 Equity Incentive Plan++	10-Q	10.6	8/9/2013	000-26124
10.61	Notice of Stock Option Grant and Agreement for IXYS Corporation 2016 Equity Incentive Plan++	10-Q	10.1	11/3/2016	000-26124

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.62	Joinder Agreement, dated as of March 14, 2018, by and between Clare Capital, Inc., Clare Components, Inc., Clare Electronics, Inc., Clare Instruments, Inc., Clare Services, Inc., Clare Technologies, Inc., Directed Energy, Inc., IXYS Buckeye, LLC, IXYS Integrated Circuits Division AV Inc., IXYS Integrated Circuits Divisions Inc., IXYS Long Beach, Inc., IXYS USA, Inc., Microwave Technology, Inc., Pele Technology, Inc., Reaction Technology Incorporation, Zilog, Inc., and Bank of America, N.A., as agent.	10-Q	10.1	05/02/2018	0-20388
10.63	U.S. Subsidiary Guarantor Supplement, dated as of March 14, 2018, made by Clare Capital, Inc., Clare Components, Inc., Clare Electronics, Inc., Clare Instruments, Inc., Clare Services, Inc., Clare Technologies, Inc., Directed Energy, Inc., IXYS Buckeye, LLC, IXYS Integrated Circuits Division AV Inc., IXYS Integrated Circuits Divisions Inc., IXYS Long Beach, Inc., IXYS USA, Inc., Microwave Technology, Inc., Pele Technology, Inc., Reaction Technology Incorporation and Zilog, Inc. in favor of the note purchasers and the other holders.	10-Q	10.2	05/02/2018	0-20388
10.64	Cross Border Subsidiary Guarantor Supplement, dated as of March 14, 2018, made by Clare Capital, Inc., Clare Components, Inc., Clare Electronics, Inc., Clare Instruments, Inc., Clare Services, Inc., Clare Technologies, Inc., Directed Energy, Inc., IXYS Buckeye, LLC, IXYS Integrated Circuits Division AV Inc., IXYS Integrated Circuits Divisions Inc., IXYS Long Beach, Inc., IXYS USA, Inc., Microwave Technology, Inc., Pele Technology, Inc., Reaction Technology Incorporation and Zilog, Inc. in favor of the note purchasers and the other holders.	10-Q	10.3	05/02/2018	0-20388
10.65	Note Purchase Agreement Subsidiary Guarantor Supplement, dated as of March 14, 2018, made by Clare Capital, Inc., Clare Components, Inc., Clare Electronics, Inc., Clare Instruments, Inc., Clare Services, Inc., Clare Technologies, Inc., Directed Energy, Inc., IXYS Buckeye, LLC, IXYS Integrated Circuits Division AV Inc., IXYS Integrated Circuits Divisions Inc., IXYS Long Beach, Inc., IXYS USA, Inc., Microwave Technology, Inc., Pele Technology, Inc., Reaction Technology Incorporation and Zilog, Inc. in favor of the note purchasers and the other holders.	10-Q	10.4	05/02/2018	0-20388
10.66	Consulting Agreement between Nathan Zommer and Littelfuse, Inc., effective August 1, 2018. ++	10-Q	10.1	10/31/2018	0-20388
10.67	Joinder Agreement, dated as of August 22, 2018, by and between Reaction Technology Epi, LLC and Reaction Tech RE, LLC and Bank of America, N.A., as agent.	10-Q	10.2	10/31/2018	0-20388
10.68	U.S. Subsidiary Guarantor Supplement, dated as of August 22, 2018, made by Reaction Technology Epi, LLC and Reaction Tech RE, LLC in favor of the note purchasers and the other holders.	10-Q	10.3	10/31/2018	0-20388
10.69	Cross Border Subsidiary Guarantor Supplement, dated as of August 22, 2018, made by Reaction Technology Epi, LLC and Reaction Tech RE, LLC in favor of the note purchasers and the other holders.	10-Q	10.4	10/31/2018	0-20388
10.70	Note Purchase Agreement Subsidiary Guarantor Supplement, dated as of August 22, 2018, made by Reaction Technology Epi, LLC and Reaction Tech RE, LLC in favor of the note purchasers and the other holders.	10-Q	10.5	10/31/2018	0-20388
10.71	Joinder Agreement, dated as of October 22, 2018, by and between each of (i) Littelfuse International Holding, LLC, (ii) Littelfuse Holding, LLC and (iii) Monolith Semiconductor Inc. and Bank of America, N.A., as agent.	10-K	10.103	02/22/2019	0-20388

Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.72	U.S. Subsidiary Guarantor Supplement, dated as of October 22, 2018, made by Littelfuse International Holding, LLC, Littelfuse Holding, LLC and Monolith Semiconductor, Inc. in favor of the note purchasers and the other holders.	10-K	10.104	02/22/2019	0-20388
10.73	U.S. (November 2017) Subsidiary Guarantor Supplement, dated as of October 22, 2018, made by Littelfuse International Holding, LLC, Littelfuse Holding, LLC and Monolith Semiconductor, Inc. in favor of the note purchasers and the other holders.	10-K	10.105	02/22/2019	0-20388
10.74	Cross Border Assumption Agreement, dated as of October 3, 2018, made by each of New Dutch B.V. and IXYS Dutch B.V. in favor of the note purchasers and the other holders.	10-K	10.106	02/22/2019	0-20388
10.75	Cross Border Subsidiary Guarantor Supplement, dated as of October 22, 2018, made by Littelfuse International Holding, LLC, Littelfuse Holding, LLC and Monolith Semiconductor, Inc. in favor of the note purchasers and the other holders.	10-K	10.107	02/22/2019	0-20388
10.76	Consulting Agreement Extension entered into between Littelfuse, Inc. and Dr. Nathan Zommer, dated July 25, 2019. ++	10-Q	10.1	10/30/2019	0-20388
10.77*	Amended and Restated Employment Agreement entered into between Littelfuse Europe GmbH and Alexander Conrad, effective April 1, 2019. ++
10.78*	Summary of Non-Employee Director Compensation.++
21.1*	Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+++	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page on this Annual Report on Form 10-K for the fiscal year ended December 28, 2019, formatted in Inline XBRL and contained in Exhibit 101.
* Filed with this Report.
+ Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Littelfuse agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.
++ Management contract or compensatory plan or arrangement.
+++ Furnished with this Report.