Form 10-Q
period 2020-03-28
LITTELFUSE INC /DE
filed 2020-04-29
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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

As of April 24, 2020, the registrant had outstanding 24,276,841 shares of Common Stock, net of Treasury Shares.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands)	March 28, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$620,575	$531,139
Short-term investments	43	44
Trade receivables, less allowances of $37,482 and $42,043 at March 28, 2020 and December 28, 2019, respectively	207,912	202,309
Inventories	227,282	237,507
Prepaid income taxes and income taxes receivable	4,253	4,831
Prepaid expenses and other current assets	32,418	28,564
Total current assets	1,092,483	1,004,394
Net property, plant, and equipment	334,829	344,617
Intangible assets, net of amortization	308,393	321,247
Goodwill	812,763	820,589
Investments	21,248	24,099
Deferred income taxes	7,608	8,069
Right of use lease assets, net	20,611	21,918
Other assets	14,694	14,965
Total assets	$2,612,629	$2,559,898
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$106,796	$117,320
Accrued liabilities	73,512	84,120
Accrued income taxes	17,907	14,122
Current portion of long-term debt	10,000	10,000
Total current liabilities	208,215	225,562
Long-term debt, less current portion	764,195	669,158
Deferred income taxes	49,698	49,763
Accrued post-retirement benefits	35,904	38,198
Non-current operating lease liabilities	15,960	17,166
Other long-term liabilities	61,709	64,037
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, March 28, 2020–25,902,213; December 28, 2019–25,855,203	256	256
Treasury stock, at cost: 1,626,357 and 1,473,901 shares, respectively	(239,817)	(216,447)
Additional paid-in capital	874,360	867,996
Accumulated other comprehensive loss	(121,802)	(106,823)
Retained earnings	963,820	950,901
Littelfuse, Inc. shareholders’ equity	1,476,817	1,495,883
Non-controlling interest	131	131
Total equity	1,476,948	1,496,014
Total liabilities and equity	$2,612,629	$2,559,898

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 28, 2020	March 30, 2019
Net sales	$346,096	$405,500
Cost of sales	222,384	250,272
Gross profit	123,712	155,228

Selling, general, and administrative expenses	54,386	62,955
Research and development expenses	14,595	21,409
Amortization of intangibles	9,981	10,191
Total operating expenses	78,962	94,555
Operating income	44,750	60,673

Interest expense	5,418	5,686
Foreign exchange loss	2,584	4,243
Other expense, net	1,249	4,305
Income before income taxes	35,499	46,439
Income taxes	10,855	9,450
Net income	$24,644	$36,989

Income per share:
Basic	$1.01	$1.50
Diluted	$1.00	$1.48

Weighted-average shares and equivalent shares outstanding:
Basic	24,393	24,717
Diluted	24,578	25,009

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(in thousands)	March 28, 2020	March 30, 2019
Net income	$24,644	$36,989
Other comprehensive income (loss):
Pension and postemployment adjustment, net of tax	561	(49)
Foreign currency translation adjustments	(15,540)	8,122
Comprehensive income	$9,665	$45,062

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	March 28, 2020	March 30, 2019
OPERATING ACTIVITIES
Net income	$24,644	$36,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,821	13,088
Amortization of intangibles	9,981	10,191
Deferred revenue	(145)	—
Impairment charges	2,237	—
Stock-based compensation	2,965	3,966
Loss on investments and other assets	2,604	2,810
Deferred income taxes	616	(72)
Other	3,547	5,393
Changes in operating assets and liabilities:
Trade receivables	(9,457)	(5,800)
Inventories	6,667	(3,250)
Accounts payable	(3,964)	(8,499)
Accrued liabilities and income taxes	(7,012)	(27,170)
Prepaid expenses and other assets	(1,225)	3,273
Net cash provided by operating activities	45,279	30,919

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(775)
Purchases of property, plant, and equipment	(16,586)	(14,076)
Net proceeds from sale of property, plant and equipment	50	607
Net cash used in investing activities	(16,536)	(14,244)

FINANCING ACTIVITIES
Proceeds of revolving credit facility	100,000	—
Payments of term loan	(2,500)	(5,000)
Net proceeds related to stock-based award activities	2,956	2,198
Purchases of common stock	(22,927)	(17,906)
Cash dividends paid	(11,725)	(10,625)
Net cash provided by (used in) financing activities	65,804	(31,333)
Effect of exchange rate changes on cash and cash equivalents	(5,111)	1,539
Increase (decrease) in cash and cash equivalents	89,436	(13,119)
Cash and cash equivalents at beginning of period	531,139	489,733
Cash and cash equivalents at end of period	$620,575	$476,614
Supplementary Cash Flow Information
Cash paid during the period for interest	$7,354	$8,011
Capital expenditures, not yet paid	$5,832	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Inc. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 28, 2019	$256	$867,996	$(216,447)	$(106,823)	$950,901	$131	$1,496,014
Net income	—	—	—	—	24,644	—	24,644
Other comprehensive income, net of tax	—	—	—	(14,979)	—	—	(14,979)
Stock-based compensation	—	2,965	—	—	—	—	2,965
Withheld shares on restricted share units for withholding taxes	—	—	(443)	—	—	—	(443)
Stock options exercised	—	3,399	—	—	—	—	3,399
Repurchases of common stock	—	—	(22,927)	—	—	—	(22,927)
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,725)	—	(11,725)
Balance at March 28, 2020	$256	$874,360	$(239,817)	$(121,802)	$963,820	$131	$1,476,948

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Inc. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 29, 2018	$254	$835,828	$(116,454)	$(97,924)	$856,507	$131	$1,478,342
Net income	—	—	—	—	36,989	—	36,989
Other comprehensive loss, net of tax	—	—	—	8,073	—	—	8,073
Stock-based compensation	—	3,966	—	—	—	—	3,966
Withheld shares on restricted share units for withholding taxes	—	—	(94)	—	—	—	(94)
Stock options exercised	—	2,292	—	—	—	—	2,292
Repurchases of common stock	—	—	(13,555)	—	—	—	(13,555)
Cash dividends paid ($0.43 per share)	—	—	—	—	(10,625)	—	(10,625)
Balance at March 30, 2019	$254	$842,086	$(130,103)	$(89,851)	$882,871	$131	$1,505,388

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

Basis of Presentation

The Company’s accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheets, statements of net income and comprehensive income, statements of cash flows, and statement of stockholders' equity prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. They have been prepared in accordance with accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 which should be read in conjunction with the disclosures therein. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for interim periods are not necessarily indicative of annual operating results.

Revenue Recognition

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three months ended March 28, 2020 and March 30, 2019:

	Three Months Ended March 28, 2020
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$84,598	$—	$—	$84,598
Electronics – Semiconductor	129,591	—	—	129,591
Passenger Car Products	—	52,645	—	52,645
Automotive Sensors	—	24,174	—	24,174
Commercial Vehicle Products	—	27,951	—	27,951
Industrial Products	—	—	27,137	27,137
Total	$214,189	$104,770	$27,137	$346,096

	Three Months Ended March 30, 2019
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$108,377	$—	$—	$108,377
Electronics – Semiconductor	157,017	—	—	157,017
Passenger Car Products	—	56,543	—	56,543
Automotive Sensors	—	26,057	—	26,057
Commercial Vehicle Products	—	30,883	—	30,883
Industrial Products	—	—	26,623	26,623
Total	$265,394	$113,483	$26,623	$405,500

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments." The standard modifies the measurement approach for credit losses on financial instruments, including trade receivables, from an incurred loss method to a current expected credit loss method ("CECL"). The standard requires the measurement of expected credit losses to be based on relevant information, including historical experiences, current conditions and a forecast that is supportable. The Company adopted the new standard on December 29, 2019. The adoption of the standard did not have a material effect on our Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirement for Fair Value Measurement." ASU 2018-13 modifies the disclosure requirements in Topic 820: "Fair Value Measurement," based on the FASB Concepts Statement, "Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements," including consideration of costs and benefits. The new standard removes certain disclosures, modifies certain disclosures and adds additional disclosures related to fair value measurement. The Company adopted the new standard on December 29, 2019. The adoption of ASU 2018- 13 did not have a material impact on our Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic: 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)." ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted the new standard on December 29, 2019. The adoption of ASU 2018-15 did not have a material impact on our Condensed Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The objective of this is to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting due to the cessation of the London Interbank Offered Rate (LIBOR). The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect a material effect from the adoption of this guidance on its Condensed Consolidated Financial Statements.

2. Inventories

The components of inventories at March 28, 2020 and December 28, 2019 are as follows:

(in thousands)	March 28, 2020	December 28, 2019
Raw materials	$75,202	$76,732
Work in process	84,030	84,561
Finished goods	100,415	110,388
Inventory Reserves	(32,365)	(34,174)
Total	$227,282	$237,507

3. Property, Plant, and Equipment

The components of net property, plant, and equipment at March 28, 2020 and December 28, 2019 are as follows:

(in thousands)	March 28, 2020	December 28, 2019
Land	$22,781	$24,758
Building	105,067	108,501
Equipment	633,899	631,273
Accumulated depreciation and amortization	(426,918)	(419,915)
Total	$334,829	$344,617

The Company recorded depreciation expense of $13.8 million and $13.1 million for the three months ended March 28, 2020 and March 30, 2019, respectively.

4. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by segment for the three months ended March 28, 2020 are as follows:

(in thousands)	Electronics	Automotive	Industrial	Total
As of December 28, 2019	$650,796	$131,321	$38,472	$820,589
Currency translation	(5,873)	(1,693)	(260)	(7,826)
As of March 28, 2020	$644,923	$129,628	$38,212	$812,763

The components of other intangible assets at March 28, 2020 and December 28, 2019 are as follows:

	As of March 28, 2020
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$9,545	$1,755	$7,790
Patents, licenses and software	129,380	$80,506	$48,874
Distribution network	43,076	36,560	6,516
Customer relationships, trademarks, and tradenames	357,188	111,975	245,213
Total	$539,189	$230,796	$308,393

	As of December 28, 2019
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$9,649	$1,730	$7,919
Patents, licenses and software	131,164	78,828	52,336
Distribution network	43,239	36,163	7,076
Customer relationships, trademarks, and tradenames	360,534	106,618	253,916
Total	$544,586	$223,339	$321,247

During the three months ended March 28, 2020 and March 30, 2019, the Company recorded amortization expense of $10.0 million and $10.2 million, respectively.

During the three months ended March 28, 2020, the Company recognized a $0.3 million non-cash impairment charge on a certain patent triggered by the Company’s announcement to consolidate a manufacturing facility within the Industrial segment.

Estimated annual amortization expense related to intangible assets with definite lives as of March 28, 2020 is as follows:

(in thousands)	Amount
2020	$38,291
2021	37,487
2022	36,561
2023	32,195
2024	29,135
2025 and thereafter	144,705
Total	$318,374

5. Lease Commitments

The Company leases office and production space under various non-cancelable operating leases that expire no later than 2028. Certain real estate leases include one or more options to renew. The exercise of lease renewal options is at the Company's sole discretion. Options to extend the lease are included in the lease term when it is reasonably certain the Company will exercise the option. The Company also has production equipment, office equipment and vehicles under operating leases. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain of exercise. Certain leases include rental payments adjusted periodically for inflation. The lease agreements do not contain any material residual value guarantee or material restrictive covenants.

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

The following table presents the classification of ROU assets and lease liabilities at March 28, 2020 and December 28, 2019:

Leases (in thousands)	Condensed Consolidated Balance Sheet Classification	March 28, 2020	December 28, 2019
Assets
Operating ROU assets	Right of use lease assets, net	$20,611	$21,918
Liabilities
Current operating lease liabilities	Accrued liabilities	$7,073	$7,259
Non-current operating lease liabilities	Non-current operating lease liabilities	$15,960	$17,166
Total lease liabilities		$23,033	$24,425

The following table represents the lease costs for the three months ended March 28, 2020 and March 30, 2019:

Leases cost (in thousands)	Condensed Consolidated Statements of Net Income Classification	Three Months Ended March 28, 2020	Three Months Ended March 30, 2019
Short-term lease expenses	Cost of sales, SG&A expenses	$117	$153
Variable lease expenses	Cost of sales, SG&A expenses	318	194
Operating lease rent expenses	Cost of sales, SG&A expenses	2,173	2,193
Total operating lease costs	Cost of sales, SG&A expenses	$2,608	$2,540

Maturity of Lease Liabilities as of March 28, 2020 (in thousands)	Operating leases
2020 (excluding the three months ended March 28, 2020)	$6,156
2021	6,620
2022	5,341
2023	3,590
2024	3,177
2025 and thereafter	498
Total lease payments	$25,382

Present value of lease liabilities	$23,033

Operating Lease Term and Discount Rate	March 28, 2020
Weighted-average remaining lease term (years)	3.90
Weighted-average discount rate	5.04%

Other Information (in thousands)	Three Months Ended March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow payments for operating leases	$(2,242)
Leased assets obtained in exchange for operating lease liabilities	848

6. Accrued Liabilities

The components of accrued liabilities at March 28, 2020 and December 28, 2019 are as follows:

(in thousands)	March 28, 2020	December 28, 2019
Employee-related liabilities	$32,381	$40,774
Operating lease liability	7,073	7,259
Interest	3,159	5,058
Professional services	3,359	3,986
Restructuring liability	3,336	2,679
Other non-income taxes	2,058	1,940
Other	22,146	22,424
Total	$73,512	$84,120

Employee-related liabilities consist primarily of payroll, sales commissions, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other client-related liabilities.

7. Restructuring, Impairment and Other Charges

The Company recorded restructuring, impairment and other charges for the three months ended March 28, 2020 and March 30, 2019 as follows:

	Three months ended March 28, 2020
(in thousands)	Electronics	Automotive	Industrial	Total
Employee terminations	$881	$399	$321	$1,601
Other restructuring charges	1	120	3	124
Total restructuring charges	882	519	324	1,725
Impairment	—	—	2,237	2,237
Total	$882	$519	$2,561	$3,962

	Three months ended March 30, 2019
(in thousands)	Electronics	Automotive	Industrial	Total
Employee terminations	$1,800	$605	$47	$2,452
Other restructuring charges	13	20	250	283
Total restructuring charges	1,813	625	297	2,735
Impairment	—	—	—	—
Total	$1,813	$625	$297	$2,735

2020
For the three months ended March 28, 2020, the Company recorded total restructuring charges of $1.7 million, for employee termination costs and other restructuring charges. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions across all segments and the announced consolidation of a manufacturing facility within the Industrial segment. The Company also recognized $2.2 million of impairment charges related to the land and building associated with the Company’s announcement to consolidate a manufacturing facility within the Industrial segment. The impairment charges were included in selling, general and administrative expenses.

2019
For three months ended March 30, 2019, the Company recorded total restructuring charges of $2.7 million, of which $2.5 million, was for employee termination costs and $0.3 million for other restructuring charges. These charges primarily related to reorganization of operations and selling, general and administrative functions as well as integration of IXYS within the Electronics segment and the reorganization of operations in the commercial vehicle products and automotive sensors businesses within the Automotive segment.

The restructuring reserves as of March 28, 2020 and December 28, 2019 are $3.3 million and $2.7 million, respectively. The restructuring reserves are included within accrued liabilities in the Condensed Consolidated Balance Sheets. The Company anticipates the remaining payments associated with employee terminations will primarily be completed by March 2021.

8. Debt

The carrying amounts of debt at March 28, 2020 and December 28, 2019 are as follows:

(in thousands)	March 28, 2020	December 28, 2019
Revolving Credit Facility	$100,000	$—
Term Loan	142,500	145,000
Euro Senior Notes, Series A due 2023	128,316	129,808
Euro Senior Notes, Series B due 2028	104,189	105,400
U.S. Senior Notes, Series A due 2022	25,000	25,000
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	50,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
Other	2,619	2,619
Unamortized debt issuance costs	(3,429)	(3,669)
Total debt	774,195	679,158
Less: Current maturities	(10,000)	(10,000)
Total long-term debt	$764,195	$669,158

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

On October 13, 2017, the Company amended the Credit Agreement to increase the Revolving Credit Facility from $575.0 million to $700.0 million and increase the Term Loan from $125.0 million to $200.0 million and to extend the expiration date from March 4, 2021 to October 13, 2022. The Credit Agreement also included the option for the Company to increase the size of the Revolving Credit Facility and the Term Loan by up to an additional $300.0 million, in the aggregate, subject to the satisfaction of certain conditions set forth in the Credit Agreement. Term Loans could be made in up to two advances. The first advance of $125.0 million occurred on October 13, 2017 and the second advance of $75.0 million occurred on January 16, 2018. For the Term Loan, the Company was required to make quarterly principal payments of 1.25% of the original term loan ($2.5 million quarterly) through maturity, with the remaining balance due on October 13, 2022. The Company paid $2.5 million of principal payments on the term loan during the three months ended March 28, 2020.

Outstanding borrowings under the Credit Agreement bore interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six-month periods, plus 1.00% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.00% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company was also required to pay commitment fees on unused portions of the credit agreement ranging from 0.15% to 0.25%, based on the Consolidated Leverage Ratio, as defined in the agreement. The Credit Agreement included representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 2.47% at March 28, 2020.

On March 25, 2020, the company borrowed $100.0 million from the revolving credit facility to preserve financial flexibility and enhance liquidity, given the increasing levels of uncertainty related to coronavirus disease 2019 ("COVID-19").

As of March 28, 2020, the Company had no amount outstanding in letters of credit and had available $219.8 million of borrowing capacity under the Revolving Credit Facility based on financial covenants. At March 28, 2020, the Company was in compliance with all covenants under the Credit Agreement.

On April 3, 2020, the Company amended the Credit Agreement to effect certain changes, including, among others: (i) eliminating the $200.0 million unsecured term loan credit facility, the remaining outstanding balance of which was repaid in full on April 3, 2020 through the revolving credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company; (iii) modifying performance-based interest rate margins and undrawn fees; and (iv) extending the maturity date to April 3, 2025. The amended Credit Agreement also allows the Company to increase the size of the revolving credit facility or enter into one or more tranches of term loans if there is no event of default and the Company is in compliance with certain financial covenants.  The balance under the facility is $240.0 million as of April 3, 2020.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At March 28, 2020, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $7.4 million and $8.0 million for the three months ended March 28, 2020 and March 30, 2019, respectively.

9. Fair Value of Assets and Liabilities

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

Cash Equivalents

Cash equivalents primarily consist of money market funds, which are held with an institution with sound credit rating and are highly liquid. The Company classified cash equivalents as Level 1 and are valued at cost which approximates fair value.

Investments in Equity Securities

Investments in equity securities listed on a national market or exchange are valued at the last sales price and classified within Level 1 of the valuation hierarchy and recorded in investments and other assets.

The Company has certain convertible debt and convertible preferred stock investments that are accounted for under the cost method reflected in other assets in the Condensed Consolidated Balance Sheets. During the three months ended March 30, 2019, the Company recorded impairment charges of $2.8 million in Other expense (income), net in the Condensed Consolidated Statements of Net Income to adjust these certain investments to their estimated fair value. As of March 28, 2020 and December 28, 2019, the balances of these investments were $0.4 million. The fair value of these investments are measured on a nonrecurring basis and determined to be Level 3 under the fair value hierarchy. The Company's accounting and finance management determines the valuation policies and procedures for Level 3 fair value measurements and is responsible for the development and determination of unobservable inputs.

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

There were no changes during the quarter ended March 28, 2020 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. On October 30, 2019, the Company entered a foreign currency exchange forward contract to mitigate the currency fluctuation risk between the Chinese renminbi and U.S. dollar. The foreign currency contract was not designated as a hedge instrument and was marked to market on a monthly basis. The notional value of the forward contracts at December 28, 2019 was $16.0 million and expires on May 5, 2020. On March 23, 2020, the Company unwound the foreign currency exchange forward contract entered on October 30, 2019 and recognized a gain of $0.2 million within Other expenses, net during the three months ended March 28, 2020. The fair values of the foreign currency forward contract was determined to be Level 2 under the fair value hierarchy and is valued using market exchange rates.

As of March 28, 2020 and December 28, 2019, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of March 28, 2020:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents	$198,221	$—	$—	$198,221
Investments in equity securities	10,529	—	—	10,529
Mutual funds	8,769	—	—	8,769

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 28, 2019:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents	$118,999	$—	$—	$118,999
Investments in equity securities	12,969	—	—	12,969
Mutual funds	10,464	—	—	10,464

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s revolving and term loan debt facilities’ fair values approximate book value at March 28, 2020 and December 28, 2019, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of March 28, 2020 and December 28, 2019 were as follows:

	March 28, 2020		December 28, 2019
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series A due 2023	$128,316	$121,124	$129,808	$131,710
Euro Senior Notes, Series B due 2028	104,189	94,743	105,400	110,336
USD Senior Notes, Series A due 2022	25,000	24,681	25,000	25,054
USD Senior Notes, Series B due 2027	100,000	97,097	100,000	102,548
USD Senior Notes, Series A due 2025	50,000	48,921	50,000	50,775
USD Senior Notes, Series B due 2030	125,000	118,648	125,000	127,701

The Company recognized impairment charges of $1.9 million for the land and building and $0.3 million for a certain patent as a result of the Company’s announcement to consolidate a manufacturing facility within the Industrial segment. See Note 7, Restructuring, Impairment and Other Charges, for further discussion. The fair value of the land and building was determined to be Level 3 under the fair value hierarchy and was valued using a real estate appraisal.

10. Benefit Plans

The Company has company-sponsored defined benefit pension plans covering employees in the U.K., Germany, the Philippines, China, Japan, Mexico, Italy and France. The amount of the retirement benefits provided under the plans is based on years of service and final average pay.

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other expense (income), net in the Condensed Consolidated Statements of Net Income. The components of net periodic benefit cost for the three months ended March 28, 2020 and March 30, 2019 were as follows:

	For the Three Months Ended
(in thousands)	March 28, 2020	March 30, 2019
Components of net periodic benefit cost:
Service cost	$618	$500
Interest cost	658	784
Expected return on plan assets	(727)	(790)
Amortization of prior service and net actuarial loss	145	62
Net periodic benefit cost	$694	$556

The Company expects to make approximately $2.3 million of cash contributions to its pension plans in 2020.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. For the three months ended March 28, 2020 and March 30, 2019, the Company recorded $0.5 million and $0.2 million expense, respectively, in Cost of Sales and Other expense (income), net within the Condensed Consolidated Statements of Net Income. For three months ended March 28, 2020, the pre-tax amounts recognized in other comprehensive income (loss) as components of net periodic benefit costs for these plans were $0.2 million.

On April 7, 2020, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company will be required to pay and administer pension payments to certain of the Company’s UK pension plan participants, or their designated beneficiaries, who have been receiving pension payments. The purchase of this group annuity contract will reduce the Company’s outstanding pension benefit obligation by approximately $36 million, representing approximately 30% of the total obligations of the Company’s qualified pension plans, and will be funded with pension plan assets and additional cash on hand. In connection with this transaction, the Company will record a one-time non-cash settlement charge in the second half of 2021 currently estimated between $18 million and $22 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. The actual settlement charge could differ from this estimate due to final data and plan wind-up expenses.

11. Other Comprehensive Income (Loss)

Changes in other comprehensive (loss) income by component were as follows:

(in thousands)	Three Months Ended March 28, 2020			Three Months Ended March 30, 2019
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan adjustments	$555	$(6)	$561	$(78)	$(29)	$(49)
Foreign currency translation adjustments	(15,540)	—	(15,540)	8,122	—	8,122
Total change in other comprehensive income (loss)	$(14,985)	$(6)	$(14,979)	$8,044	$(29)	$8,073

The following tables set forth the changes in accumulated other comprehensive (loss) income by component for the three months ended March 28, 2020 and March 30, 2019:

(in thousands)	Pension and postretirement liability and reclassification adjustments	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)
Balance at December 28, 2019	$(18,046)	$(88,777)	$(106,823)
Activity in the period	561	(15,540)	(14,979)
Balance at March 28, 2020	$(17,485)	$(104,317)	$(121,802)

(in thousands)	Pension and postretirement liability and reclassification adjustments	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)
Balance at December 29, 2018	$(9,959)	$(87,965)	$(97,924)
Activity in the period	(49)	8,122	8,073
Balance at March 30, 2019	$(10,008)	$(79,843)	$(89,851)

Amounts reclassified from accumulated other comprehensive (loss) income to earnings for the three months ended March 28, 2020 and March 30, 2019 were as follows:

	Three Months Ended
(in thousands)	March 28, 2020	March 30, 2019
Pension and Postemployment plans:
Amortization of prior service and net actuarial loss	$345	$62

The Company recognizes the amortization of prior service costs in Other (expense) income, net within the Condensed Consolidated Statements of Net Income.

12. Income Taxes

The effective tax rate for the three months ended March 28, 2020 was 30.6% compared to the effective tax rate for the three months ended March 30, 2019 of 20.3%. The effective tax rate for the 2020 period is higher than the effective tax rate for the 2019 comparable period primarily due to a reduction in the forecasted income earned in lower tax jurisdictions in 2020 driven by the uncertainty resulting from the impact of COVID-19. The effective tax rate for the 2020 period is higher than the applicable U.S. statutory tax rate primarily due to the forecasted impact of non-U.S. losses and expenses with no tax benefit and the U.S. GILTI tax provisions (in the 2019 period the impact of these items was more than offset by the impact of income earned in lower tax jurisdictions).

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
(in thousands, except per share amounts)	March 28, 2020	March 30, 2019
Numerator:
Net income as reported	$24,644	$36,989

Denominator:
Weighted average shares outstanding
Basic	24,393	24,717
Effect of dilutive securities	185	292
Diluted	24,578	25,009

Earnings Per Share:
Basic earnings per share	$1.01	$1.50
Diluted earnings per share	$1.00	$1.48

Potential shares of common stock relating to stock options excluded from the earnings per share calculation because their effect would be anti-dilutive were 153,836 and 77,047 for the three months ended March 28, 2020 and March 30, 2019, respectively.

Share Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a program for the period May 1, 2018 to April 30, 2019 ("2018 program"). On April 26, 2019, the Company's Board of Directors authorized to a program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2019 to April 30, 2020 ("2019 program") to replace its previous expired 2018 program. On April 23, 2020, the Company's Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2020 to April 30, 2021 (the "2020 program") to replace its previous expired 2019 program. The Company does not expect to repurchase shares in the near future due to the uncertainty of the impact and duration of COVID-19.

For the three months ended March 28, 2020 and March 30, 2019, the Company repurchased 175,110 and 79,916 shares of its common stock totaling $22.9 million and $13.6 million, respectively.

14. Related Party Transactions

As a result of the Company’s acquisition of IXYS, the Company has equity ownership in various investments that are accounted for under the equity method. The following is a description of the investments and related party transactions.

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

	For the Three Months Ended March 28, 2020			For the Three Months Ended March 30, 2019
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.4	$—	$—	$0.1	$—	$—
Purchase material/ service from related party	0.2	—	1.8	0.8	0.1	1.5

	March 28, 2020			December 28, 2019
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Accounts Receivable balance	$0.1	$—	$—	$—	$—	$—
Accounts Payable balance	0.1	—	—	0.2	—	0.1

Additionally, the Company has certain cost method investments in VTOOL Ltd. and Securepush Ltd. with a total book value of $0.4 million as of March 28, 2020 and one member of the Company’s Board of Directors is currently an investor and a director of VTOOL Ltd. and Securepush Ltd.

On April 26, 2019, the Company sold its subsidiary Microwave Technology, LLC. (“MWT”) resulting in a loss on disposal of $2.6 million reflected in Other income (expense), net in the Condensed Consolidated Statements of Net Income. The operations of MWT were included in the Electronics segment. One member of the Company’s Board of Directors is an owner of a company that purchased MWT.

15. Segment Information

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

Sales, marketing, and research and development expenses are charged directly into each operating segment. Purchasing, logistics, customer service, finance, information technology, and human resources are shared functions that are allocated back to the three operating segments. The Company does not report inter-segment revenue because the operating segments do not record it. Certain expenses, determined by the CODM to be strategic in nature and not directly related to segments' current results, are not allocated but identified as “Other”. Additionally, the Company does not allocate interest and other income, interest expense, or taxes to operating segments. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Although the CODM uses operating income (loss) to evaluate the segments, operating costs included in one segment may benefit other segments. Except as discussed above, the accounting policies for segment reporting are the same as for the Company as a whole.

•	Electronics Segment: Consists of one of the broadest product offerings in the industry, including fuses and fuse accessories, positive temperature coefficient (“PTC”) resettable fuses, polymer electrostatic discharge (“ESD”) suppressors, varistors, reed switch based magnetic sensing, gas discharge tubes; semiconductor products such as discrete transient voltage suppressor (“TVS”) diodes, TVS diode arrays, protection and switching thyristors, metal-oxide-semiconductor field effect transistors (“MOSFETs”) and silicon carbide diodes; and insulated gate bipolar transistors (“IGBT”) technologies.
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

Segment information is summarized as follows:

	Three Months Ended
(in thousands)	March 28, 2020	March 30, 2019
Net sales
Electronics	$214,189	$265,394
Automotive	104,770	113,483
Industrial	27,137	26,623
Total net sales	$346,096	$405,500

Depreciation and amortization
Electronics	$15,531	$15,342
Automotive	7,187	6,877
Industrial	1,084	1,060
Total depreciation and amortization	$23,802	$23,279

Operating income (loss)
Electronics	$32,272	$49,037
Automotive	14,116	13,200
Industrial	3,534	3,505
Other(a)	(5,172)	(5,069)
Total operating income	44,750	60,673
Interest expense	5,418	5,686
Foreign exchange loss	2,584	4,243
Other expense, net	1,249	4,305
Income before income taxes	$35,499	$46,439

(a) Included in “Other” Operating income (loss) for the 2020 first quarter is $1.2 million of acquisition-related and integration charges related to the IXYS acquisition and other contemplated acquisitions. In addition, there were $4.0 million of restructuring, impairment and other charges, primarily related to impairment charges of $2.2 million associated with the announced consolidation of a manufacturing facility within the Industrial segment and $1.7 million of employee termination costs and other restructuring charges. See Note 7, Restructuring, Impairment and Other Charges, for further discussion.

Included in "Other" Operating income (loss) for the first quarter of 2019 is $2.4 million of acquisition integration charges primarily related to the IXYS acquisition. In addition, there were $2.7 million of restructuring charges primarily related to employee termination costs.

The Company’s net sales by country were as follows:

	Three Months Ended
(in thousands)	March 28, 2020	March 30, 2019
Net sales
United States	$102,910	$119,528
China	86,015	106,866
Other countries(a)	157,171	179,106
Total net sales	$346,096	$405,500

 The Company’s long-lived assets by country were as follows:

(in thousands)	March 28, 2020	December 28, 2019
Long-lived assets
United States	$54,870	$58,081
China	83,830	88,306
Mexico	69,664	73,096
Germany	35,483	36,025
Philippines	55,347	51,738
Other countries(a)	35,635	37,371
Total long-lived assets	$334,829	$344,617

The Company’s additions to long-lived assets by country were as follows:

	Three Months Ended
(in thousands)	March 28, 2020	March 30, 2019
Additions to long-lived assets
United States	$580	$905
China	1,657	1,225
Mexico	2,592	5,484
Germany	753	598
Philippines	3,218	5,229
Other countries(a)	2,508	635
Total additions to long-lived assets	$11,308	$14,076

(a)	Each country included in other countries is less than 10% of net sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).

Certain statements in this section and other parts of this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the federal securities laws and are entitled to the safe-harbor provisions of the PSLRA. These statements include statements regarding the Company’s future performance, as well as management's expectations, beliefs, intentions, plans, estimates or projections relating to the future. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy, although not all forward-looking statements contain such terms. The Company cautions that forward-looking statements, which speak only as of the date they are made, are subject to risks, uncertainties and other factors, and actual results and outcomes may differ materially from those indicated or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks and uncertainties relating to general economic conditions; the severity and duration of the coronavirus disease 2019 ("COVID-19") pandemic and the measures taken in response thereto and the effects of those items on the Company’s business; product demand and market acceptance; economic conditions; the impact of competitive products and pricing; product quality problems or product recalls; capacity and supply difficulties or constraints; coal mining exposures reserves; failure of an indemnification for environmental liability; exchange rate fluctuations; commodity price fluctuations; the effect of the Company's accounting policies; labor disputes; restructuring costs in excess of expectations; pension plan asset returns less than assumed; uncertainties related to political or regulatory changes; integration of acquisitions may not be achieved in a timely manner, or at all; and other risks that may be detailed in Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, the Company's Annual Report on Form 10-K for the year ended December 28, 2019, and the Company's other fillings and submissions with the Securities and Exchange Commission. The Company does not undertake any obligation to update or revise any forward-looking statements to reflect future events or circumstances, new information or otherwise.

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with information provided in the consolidated financial statements and the related Notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 28, 2019.

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

Executive Summary

For the first quarter of 2020, the Company recognized net sales of $346.1 million compared to $405.5 million in the first quarter of 2019 representing a decrease of $59.4 million, or 14.6%. The decrease was primarily driven by lower volume in the Electronics segment due to electronics distribution partners and end customers reducing excess inventories, lower volume in the Automotive segment, the impact of COVID-19 and $3.3 million or 0.8% of unfavorable changes in foreign exchange rates, partially offset by higher volume in the Industrial segment. The Company recognized net income of $24.6 million, or $1.00 per diluted share, in the first quarter of 2020 compared to net income of $37.0 million, or $1.48 per diluted share in the first quarter of 2019. The decrease in net income was primarily due to lower operating income in the Electronics segment.

The Company continues to take actions to improve its cost structure. The Company expects to realize cost savings from the restructuring activities taken during 2019 and 2020, including the reorganization of certain manufacturing, selling and administrative functions across all segments and the consolidation of a manufacturing facility within the Industrial Segment.

Net cash provided by operating activities was $45.3 million for the three months ended March 28, 2020 as compared to $30.9 million for the three months ended March 30, 2019. The increase in net cash provided by operating activities was primarily due to lower annual incentive payments and inventory levels, partially offset by lower earnings.

During the three months ended March 28, 2020 and March 30, 2019, the Company repurchased 175,110 and 79,916 shares of its common stock totaling $22.9 million and $13.6 million, respectively.

On March 25, 2020, the company borrowed $100.0 million from its current revolving credit facility to preserve financial flexibility and enhance liquidity, given the increasing levels of uncertainty related to COVID-19. On April 3, 2020, the Company amended the existing credit agreement to effect certain changes, including, among others: (i) eliminating the $200.0 million unsecured term loan credit facility, the remaining outstanding balance of which was repaid in full on April 3, 2020 through the revolving credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company; (iii) modifying performance-based interest rate margins and undrawn fees; and (iv) extending the maturity date to April 3, 2025. The amended credit agreement also allows the Company to increase the size of the revolving credit facility or enter into one or more tranches of term loans if there is no event of default and the Company is in compliance with certain financial covenants.  The current balance under the facility is $240.0 million as of April 3, 2020.

On April 7, 2020, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company will be required to pay and administer pension payments to certain of the Company’s UK pension plan participants, or their designated beneficiaries, who have been receiving pension payments. The purchase of this group annuity contract will reduce the Company’s outstanding pension benefit obligation by approximately $36 million, representing approximately 30% of the total obligations of the Company’s qualified pension plans, and will be funded with pension plan assets and additional cash on hand. In connection with this transaction, the Company will record a one-time non-cash settlement charge in the second half of 2021 currently estimated between $18 million and $22 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. The actual settlement charge could differ from this estimate due to final data and plan wind-up expenses.

Impact of COVID-19 on Business

The global emergence of COVID-19 impacted the Company’s 2020 first quarter results. The Electronics segment had reduced sales volume driven by production disruption from temporary closures of manufacturing facilities in China and the Philippines as a result of government directives. The Automotive segment had reduced sales volume driven by a reduction in customer demand late in the quarter. Additionally, the Company incurred incremental costs of approximately $2.5 million primarily due to higher costs for freight and protective supplies, as well as costs related to the above temporary plant closures.

The future impacts of COVID-19 on our business are currently unknown. The Company’s priorities are to focus on our employees, customers and long-term financial health of the company. In an effort to protect the health and safety of our employees, the Company took numerous proactive, aggressive actions from the earliest signs of the outbreak in China, adopting performing temperature checks in many locations, procuring and distributing proper PPE (personal protective equipment) to employees and their families in many locations, following strict hand and respiratory hygiene, sanitization and cleaning protocols and outlining social distancing policies at our locations around the world. The Company is also limiting the number of employees attending meetings in person, reducing the number of people in our sites at any one time, implementing working from home, and suspending employee travel.

In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. These government measures have disrupted certain of our operating locations in Asia, Europe and Mexico. All of our China manufacturing locations that were temporarily closed in February have returned operations to normal capacity levels, while certain operations in Europe, the Philippines and Mexico continue to be temporarily closed or operating at reduced capacity levels.

The Company continues to focus on our customers and to support their critical needs. We continue to work with customers to provide necessary products, many of which are considered essential, including healthcare and medical devices, transportation, communication and energy infrastructure.

The Company has taken cost containment initiatives to help offset the impact of lower demand and the business disruption created by COVID-19. During the quarter, the Company suspended annual wage increases and its 2020 annual cash incentive program. The Company also reduced salaries of the CEO and executive leadership team, and reduced cash compensation of its board of directors. The Company continues to develop and execute contingency plans to manage our business performance within this uncertain environment.

The Company anticipates that the global health crisis caused by COVID-19 will negatively impact its business activity. It is currently difficult to estimate the magnitude and duration of the COVID-19 disruption and its impact on our employees, customers, suppliers and vendors. The Company will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and other stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business and operations, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal 2020.

Risks Related to Market Conditions

The Company performs its annual goodwill impairment tests as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Since September 30, 2019, the date of the Company’s last annual review for impairment, the market value of the Company’s stock has declined. Management has considered the resulting decline in the Company’s market capitalization in performing its assessment of whether an interim impairment review was required for any reporting units. As part of this assessment, management analyzed the potential declines in value of individual reporting units based on each reporting unit’s operating results for the three months ended March 28, 2020 compared to expected results as of September 30, 2019. In addition, management considered how other key assumptions, including discount rates, expected profitability and long-term growth rates used in the last fiscal year’s impairment analysis, could be impacted by recent market conditions and economic events. Based on this interim assessment, management concluded that as of March 28, 2020, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. A continued global economic slowdown and further business disruption due to COVID-19 could result in changes to expectations of future financial results and key valuation assumptions. These changes could result in changes to management’s estimates of the fair value of the Company’s reporting units and could result in a review for impairment of goodwill prior to September 29, 2020, the Company’s next annual measurement date, and a potential corresponding impairment charge.

In particular, the automotive sensors reporting unit has experienced declines in sales due to lower automotive market car build, reduced volumes and temporary customer shut-downs due to COVID-19. In addition, the semiconductors reporting unit has experienced declines in sales due to temporary plant shut-downs and lower customer demand primarily due to COVID-19. The Company continues to evaluate the impact of COVID-19 on its future long-term expectations for these units. Further negative developments having a significant impact on the estimated fair value of these reporting units could result in future goodwill impairment charges. As of the September 30, 2019 annual goodwill impairment test, the automotive sensors and semiconductors reporting units estimated fair values exceeded its book value by approximately 40% and 42%, respectively. As of March 28, 2020, $42.2 million and $462.7 million of goodwill was allocated to the automotive sensors and semiconductors reporting units, respectively. The automotive sensors reporting unit is included within the Automotive segment and the semiconductors reporting unit is included within the Electronics segment.

While the Company has not historically had significant credit risk on accounts receivable, the impact of the COVID-19 pandemic and associated economic slowdown may increase the Company’s credit risk on accounts receivable. It is possible that the Company’s customers may experience liquidity issues which may impact the timing of the collections on receivables. The Company will continue to evaluate how the ongoing pandemic may impact collectability.

Results of Operations

The following table summarizes the Company’s unaudited condensed consolidated results of operations for the periods presented. The first quarter of 2020 includes $5.2 million of non-segment charges, which included $4.0 million of restructuring, impairment and other charges primarily related to impairment charges of $2.2 million associated with the announced consolidation of a manufacturing facility in the Industrial segment and employee termination costs and other restructuring charges and $1.2 million of acquisition-related and integration charges primarily related to the IXYS acquisition and other contemplated acquisitions.

The first quarter of 2019 includes $2.4 million of acquisition integration charges primarily related to the IXYS acquisition. In addition, there were $2.7 million of restructuring charges primarily related to employee termination costs.

	First Quarter
(in thousands)	2020	2019	Change	% Change
Net sales	$346,096	$405,500	$(59,404)	(14.6)%
Gross profit	123,712	155,228	(31,516)	(20.3)%
Operating expenses	78,962	94,555	(15,593)	(16.5)%
Operating income	44,750	60,673	(15,923)	(26.2)%
Income before income taxes	35,499	46,439	(10,940)	(23.6)%
Income taxes	10,855	9,450	1,405	14.9%
Net income	$24,644	$36,989	$(12,345)	(33.4)%

Net Sales

Net sales decreased $59.4 million or 14.6% for the first quarter of 2020 compared to the first quarter of 2019 primarily due to lower volume across the Electronics segment from electronics distribution partners and end customers reducing excess inventories and production, and lower volume across the Automotive segment due to a decline in global auto production driven by lower global end market demand and a reduction in customer demand due to COVID-19, disruption across the Electronics and Automotive  segments due to temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19, and $3.3 million or 0.8% of unfavorable changes in foreign exchange rates, partially offset by higher volume in the Industrial segment.

Gross Profit

Gross profit was $123.7 million, or 35.7% of net sales, in the first quarter of 2020 compared to $155.2 million, or 38.3% of net sales, in the first quarter of 2019. The decrease in gross profit is primarily due to lower volumes across the Electronics segment, additional costs associated with higher freight, supplies and other costs associated with government-directed plant shutdowns and supply chain constraints due to the impact of COVID-19, and unfavorable price and product mix.

Operating Expenses

Total operating expenses were $79.0 million, or 22.8% of net sales, for the first quarter of 2020 compared to $94.6 million, or 23.3% of net sales, for the first quarter of 2019. The decrease in operating expenses of $15.6 million is primarily due to global cost saving initiatives across all segments, lower incentive compensation, lower sales commissions and travel expenses due to COVID-19, and lower acquisition-related and integration charges of $1.2 million, partially offset by the impairment charges of $2.2 million related to the Company’s announcement to consolidate a manufacturing facility within the Industrial segment.

Operating Income

Operating income was $44.8 million, a decrease of $15.9 million, or 26.2%, for the first quarter of 2020 compared to $60.7 million for the first quarter of 2019. The decrease in operating income is primarily due to lower gross margin across the Electronics segment, partially offset by the lower operating expenses noted above. Operating margins decreased from 15.0% in the first quarter of 2019 to 12.9% in the first quarter of 2020 driven by the factors mentioned above.

Income Before Income Taxes

Income before income taxes was $35.5 million, or 10.3% of net sales, for the first quarter of 2020 compared to $46.4 million, or 11.5% of net sales, for the first quarter of 2019. The decline in income before income taxes was primarily driven be lower operating income discussed above. In addition, income before taxes was primarily impacted by impairment charges of $2.8 million for certain other investments and a $2.6 million loss on the disposal of a business within the Electronics segment during three months ended March 28, 2019, lower foreign exchange losses of $1.7 million during the three months ended March 28, 2020 compared to the three months ended March 30, 2019 and higher interest income of $0.9 million during three months ended March 28, 2020 compared to the three months ended March 30, 2019, partially offset by unrealized investment losses of $2.3 million associated with our equity investments during the three months ended March 28, 2020 compared to unrealized gains of $0.4 million during the three months ended March 30, 2019.

Income Taxes

Income tax expense was $10.9 million, or an effective tax rate of 30.6%, for the first quarter of 2020 compared to income tax expense of $9.5 million, or an effective tax rate of 20.3%, for the first quarter of 2019. The effective tax rate for the 2020 period is higher than the effective tax rate for the 2019 comparable period primarily due to a reduction in the forecasted income earned in lower tax jurisdictions in 2020 driven by the uncertainty resulting from the impact of COVID-19. The effective tax rate for the 2020 period is higher than the applicable U.S. statutory tax rate primarily due to the forecasted impact of non-U.S. losses and expenses with no tax benefit and the U.S. GILTI tax provisions (in the 2019 period the impact of these items was more than offset by the impact of income earned in lower tax jurisdictions).

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Automotive and Industrial. Segment information is described more fully in Note 15, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales by segment:

	First Quarter
(in thousands)	2020	2019	Change	% Change
Electronics	$214,189	$265,394	$(51,205)	(19.3)%
Automotive	104,770	113,483	(8,713)	(7.7)%
Industrial	27,137	26,623	514	1.9%
Total	$346,096	$405,500	$(59,404)	(14.6)%

Electronics Segment

Net sales decreased $51.2 million, or 19.3%, in the first quarter of 2020 compared to the first quarter of 2019 primarily due to lower volume across all businesses from electronics distribution partners and end customers reducing excess inventories, production disruption from temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19, and unfavorable changes in foreign exchange rates of $1.7 million.

Automotive Segment

Net sales decreased $8.7 million, or 7.7%, in the first quarter of 2020 compared to the first quarter of 2019 due to decreased volume across all businesses from a decline in global auto production, a reduction in customer demand late in the quarter due to the impact of COVID-19, and unfavorable changes in foreign exchange rates of $1.5 million.

Industrial Segment

Net sales increased by $0.5 million, or 1.9%, in the first quarter of 2020 compared to the first quarter of 2019 primarily due to higher volume across all businesses, partially offset by unfavorable changes in foreign exchange rates of $0.1 million.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	First Quarter
(in thousands)	2020	2019	Change	% Change
Asia-Pacific	$140,873	$172,781	$(31,908)	(18.5)%
Americas	120,501	138,034	(17,533)	(12.7)%
Europe	84,722	94,685	(9,963)	(10.5)%
Total	$346,096	$405,500	$(59,404)	(14.6)%

Asia-Pacific

Net sales decreased $31.9 million, or 18.5%, in the first quarter of 2020 compared to the first quarter of 2019. The decrease in net sales was primarily due to lower volume across all businesses within the Electronics segment, lower volume in passenger car products and automotive sensor businesses within the Automotive segment, and unfavorable changes in foreign exchange rates of $0.9 million.

Americas

Net sales decreased $17.5 million, or 12.7%, in the first quarter of 2020 compared to the first quarter of 2019 primarily due to lower volume across all businesses within the Electronics segment, lower volume in automotive sensor and commercial vehicle businesses in the Automotive segment, and unfavorable changes in foreign exchange rates of $0.1 million, partially offset by higher volume across all businesses within the Industrial segment.

Europe

Net sales decreased $10.0 million, or 10.5%, in the first quarter of 2020 compared to the first quarter of 2019. The decrease in net sales was primarily due to lower volume across all businesses within the Electronics segment, lower volume in passenger car products and commercial vehicle businesses within the Automotive segment and unfavorable changes in foreign exchange rates of $2.3 million, partially offset by higher volume in automotive sensor business within the Electronics segment.

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

Cash and cash equivalents were $620.6 million as of March 28, 2020, an increase of $89.4 million as compared to December 28, 2019. As of March 28, 2020, $310.1 million of the Company's $620.6 million cash and cash equivalents was held by U.S. subsidiaries.

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

On October 13, 2017, the Company amended the Credit Agreement to increase the Revolving Credit Facility from $575.0 million to $700.0 million and increase the Term Loan from $125.0 million to $200.0 million and to extend the expiration date from March 4, 2021 to October 13, 2022. The Credit Agreement also included the option for the Company to increase the size of the Revolving Credit Facility and the Term Loan by up to an additional $300.0 million, in the aggregate, subject to the satisfaction of certain conditions set forth in the Credit Agreement. Term Loans could be made in up to two advances. The first advance of $125.0 million occurred on October 13, 2017 and the second advance of $75.0 million occurred on January 16, 2018. For the Term Loan, the Company was required to make quarterly principal payments of 1.25% of the original term loan ($2.5 million quarterly) through maturity, with the remaining balance due on October 13, 2022. The Company paid $2.5 million of principal payments on the term loan during the three months ended March 28, 2020.

Outstanding borrowings under the Credit Agreement bore interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six-month periods, plus 1.00% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.00% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company was also required to pay commitment fees on unused portions of the credit agreement ranging from 0.15% to 0.25%, based on the Consolidated Leverage Ratio, as defined in the agreement. The Credit Agreement included representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 2.47% at March 28, 2020.

On March 25, 2020, the company borrowed $100.0 million from its current revolving credit facility to preserve financial flexibility and enhance liquidity, given the increasing levels of uncertainty related to COVID-19.

As of March 28, 2020, the Company had no amounts outstanding in letters of credit and had available $219.8 million of borrowing capacity under the Revolving Credit Facility based on financial covenants.

On April 3, 2020, the Company amended the Credit Agreement to effect certain changes, including, among others: (i) eliminating the $200.0 million unsecured term loan credit facility, the remaining outstanding balance of which was repaid in full on April 3, 2020 through the revolving credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company; (iii) modifying performance-based interest rate margins and undrawn fees; and (iv) extending the maturity date to April 3, 2025. The amended Credit Agreement also allows the Company to increase the size of the revolving credit facility or enter into one or more tranches of term loans if there is no event of default and the Company is in compliance with certain financial covenants.  The balance under the facility is $240.0 million as of April 3, 2020.

Further information regarding the Company’s credit agreement is provided in Note 8, Debt, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report.

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

On November 15, 2017, the Company entered into a Note Purchase Agreement pursuant to which the Company issued and sold $175 million in aggregate principal amount of senior notes in two series. On January 16, 2018, $50 million aggregate principal amount of 3.48% Senior Notes, Series A, due February 15, 2025 (“U.S. Senior Notes, Series A due 2025”) and $125 million in aggregate principal amount of 3.78% Senior Notes, Series B, due February 15, 2030 (“U.S. Senior Notes, Series B due 2030”) (together the “U.S. Senior Notes due 2025 and 2030” and with the Euro Senior Notes and the U.S. Senior Notes due 2022 and 2027, the “Senior Notes”) were funded. Interest on the U.S. Senior Notes due 2025 and 2030 is payable semiannually on February 15 and August 15, commencing on August 15, 2018. Further information regarding the Company’s Senior Notes is provided in Note 8, Debt, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report.

Debt Covenants

The Company was in compliance with all covenants under the Credit Agreement and Senior Notes as of March 28, 2020 and currently expects to remain in compliance based on management’s estimates of operating and financial results for 2020. As of March 28, 2020, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.  The ultimate magnitude of COVID-19, including the extent of its impact on our financial and operational results, which could be material, will be determined by the length of time that the pandemic continues, its effect on the demand for our products, as well as the effect of governmental regulations imposed in response to the pandemic. While we cannot at this time predict the impact of the COVID-19, it could have a material negative impact on our business, financial condition, results of operations and future cash flows which could impact the Company’s ability to comply with debt covenants in the future.

Dividends

During the first quarter of 2020 the Company paid quarterly dividends of $11.7 million to the shareholders. On April 23, 2020, the Board of Directors of the Company declared a quarterly cash dividend of $0.48 per share, payable on June 4, 2020 to stockholders of record as of May 21, 2020. Future determinations regarding the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, payout ratio, capital requirements, financial condition, prospects and other factors that our board of directors may deem relevant.

Cash Flow Overview

	First three Months
(in thousands)	2020	2019
Net cash provided by operating activities	$45,279	$30,919
Net cash used in investing activities	(16,536)	(14,244)
Net cash provided by (used in) financing activities	65,804	(31,333)
Effect of exchange rate changes on cash and cash equivalents	(5,111)	1,539
Increase (decrease) in cash and cash equivalents	89,436	(13,119)
Cash and cash equivalents at beginning of period	531,139	489,733
Cash and cash equivalents at end of period	$620,575	$476,614

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $45.3 million for the three months ended March 28, 2020, compared to $30.9 million during the three months ended March 30, 2019. The increase in net cash provided by operating activities was primarily due to lower annual incentive payments and inventory levels, partially offset by lower earnings.

Cash Flow from Investing Activities

Net cash used in investing activities was $16.5 million for the three months ended March 28, 2020 compared to $14.2 million during the three months ended March 30, 2019. Capital expenditures were $16.6 million, representing an increase of $2.5 million compared to 2019.

Cash Flow from Financing Activities

Net cash provided by financing activities was $65.8 million for the three months ended March 28, 2020 compared to net cash used in financing activities of $31.3 million for the three months ended March 30, 2019. During the three months ended March 28, 2020, the company borrowed $100.0 million from the revolving credit facility to preserve financial flexibility and enhance liquidity, given the increasing levels of uncertainty related to COVID-19. For the three months ended March 28, 2020 and March 30, 2019, the Company repurchased 175,110 and 79,916 shares of its common stock totaling $22.9 million and $13.6 million, respectively, but made payments of $17.9 million related to settled share repurchases during the three months ended March 30, 2019. The Company made payments of $2.5 million and $5.0 million on the term loan during the three months ended March 28, 2020 and March 30, 2019, respectively. Additionally, dividends paid increased $1.1 million from $10.6 million in the three months ended March 30, 2019 to $11.7 million for the three months ended March 28, 2020.

Share Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a program for the period May 1, 2018 to April 30, 2019 ("2018 program"). On April 26, 2019, the Company's Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2019 to April 30, 2020 ("2019 program") to replace its previous expired 2018 program. On April 23, 2020, the Company's Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2020 to April 30, 2021 (the "2020 program") to replace its previous expired 2019 program. The Company does not expect to repurchase shares in the near future due to the uncertainty of the impact and duration of COVID-19.

During the three months ended March 28, 2020, the Company repurchased 175,110 and 79,916 shares of its common stock totaling $22.9 million and $13.6 million, respectively.

Off-Balance Sheet Arrangements

As of March 28, 2020, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 28, 2019. During the three months ended March 28, 2020, there were no significant changes in the application of critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 28, 2019. During the three months ended March 28, 2020, there have been no material changes in our exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 28, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 28, 2020, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The COVID-19 pandemic could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments.

The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products. The COVID-19 pandemic and similar situations/circumstances in the future could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments. Several public health organizations have recommended, and some local governments have implemented, certain measures to slow and limit the transmission of the virus, including travel restrictions, shelter-in-place requirements and social distancing requirements. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, potential border closures, disruptions to the businesses of our channel partners, and others. Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain as well as decreased demand for our products. These issues may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. These disruptions may continue to occur and may result in future impairment, restructuring and other charges. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the risk factors disclosed in Part I, Item 1a. Risk Factors of our Form 10-K, including those relating to our products and services, financial performance, debt covenant compliance and debt obligations. The ultimate magnitude of COVID-19, including the extent of its impact on our financial and operational results, which could be material, will be determined by the length of time that the pandemic continues, its effect on the demand for our services, as well as the effect of governmental regulations imposed in response to the pandemic. We cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
Other than the item listed above, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for our year ended December 28, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

On May 1, 2019, the Company announced that its Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2019 to April 30, 2020 ("2019 program"). On April 29, 2020, the Company announced that its Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2020 to April 30, 2021 (the "2020 program") to replace its previous expired 2019 program. The Company does not expect to repurchase shares in the near future due to the uncertainty of the impact and duration of COVID-19.

During the three months ended March 28, 2020, the Company repurchased 175,110 shares of its common stock totaling $22.9 million. There are 324,890 shares yet to be purchased under the 2019 program as of March 28, 2020.

The table below presents shares of the Company’s common stock which were acquired by the Company during three months ended March 28, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
2019 Program
December 29 through January 25	—	$—	—	500,000
January 26 through February 22	—	—	—	500,000
February 23 through March 28	175,110	130.93	175,110	324,890
Total	175,110	$130.93	175,110	324,890

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description

10.1
Amended and Restated Credit Agreement, dated as of April 3, 2020, by and among Littelfuse, Inc., certain subsidiaries of the company, as designated borrowers, certain subsidiaries of the company, as guarantors, the lenders party thereto and Bank of America, N.A., as agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as senior documentation agent, BMO Harris Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, BofA Securities, Inc. as sole bookrunner and joint lead arranger, and JPMorgan Chase Bank, N.A., as joint lead arranger (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2020, Commission File No. 20388).+

10.2
Form of Restricted Stock Unit Award Agreement (Tier I) under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 24, 2020, Commission File No. 20388). ++

10.3
Form of Option Award Agreement (Tier I) under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 24, 2020, Commission File No. 20388). ++

10.4
Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 24, 2020, Commission File No. 20388). ++

10.5
Form of Option Award Agreement (Non-Employee Director) under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 24, 2020, Commission File No. 20388). ++

10.6*	Form of Restricted Stock Unit Award Agreement (Tier II) under the Littelfuse, Inc. Long-Term Incentive Plan. ++

10.7*	Form of Restricted Stock Unit Award Agreement (IXYS Tier II) under the IXYS Corporation Equity Incentive Plan. ++

31.1*	Certification of David W. Heinzmann, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Meenal A. Sethna, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LITTELFUSE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders Equity , (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, formatted in Inline XBRL.

+
Certain schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC. The registrant agrees to furnish supplementary a copy of any omitted schedule or exhibit to the SEC upon request.

++	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Meenal A. Sethna
Meenal A. Sethna
Executive Vice President and Chief Financial Officer

Date: April 29, 2020	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Vice President and Chief Accounting Officer