Form 10-Q
period 2020-06-27
LITTELFUSE INC /DE
filed 2020-07-29
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X]

As of July 24, 2020, the registrant had outstanding 24,341,584 shares of Common Stock, net of Treasury Shares.

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 27, 2020 (unaudited) and December 28, 2019	3
	Condensed Consolidated Statements of Net (Loss) Income for the three and six months ended June 27, 2020 (unaudited) and June 29, 2019 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 27, 2020 (unaudited) and June 29, 2019 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 27, 2020 (unaudited) and June 29, 2019 (unaudited)	6
	Condensed Consolidated Statements of Stockholders' Equity for the six months ended June 27, 2020 (unaudited) and June 29, 2019 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
Signatures		40

LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands)	June 27, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$651,867	$531,139
Short-term investments	44	44
Trade receivables, less allowances of $39,970 and $42,043 at June 27, 2020 and December 28, 2019, respectively	185,806	202,309
Inventories	248,020	237,507
Prepaid income taxes and income taxes receivable	1,529	4,831
Prepaid expenses and other current assets	31,899	28,564
Total current assets	1,119,165	1,004,394
Net property, plant, and equipment	334,677	344,617
Intangible assets, net of amortization	301,661	321,247
Goodwill	787,601	820,589
Investments	23,678	24,099
Deferred income taxes	7,555	8,069
Right of use lease assets, net	19,621	21,918
Other assets	17,100	14,965
Total assets	$2,611,058	$2,559,898
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$113,767	$117,320
Accrued liabilities	85,356	84,120
Accrued income taxes	10,034	14,122
Current portion of long-term debt	—	10,000
Total current liabilities	209,157	225,562
Long-term debt, less current portion	776,205	669,158
Deferred income taxes	46,562	49,763
Accrued post-retirement benefits	39,653	38,198
Non-current operating lease liabilities	15,155	17,166
Other long-term liabilities	61,892	64,037
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, June 27, 2020–25,983,147; December 28, 2019–25,855,203	257	256
Treasury stock, at cost: 1,643,369 and 1,473,901 shares, respectively	(242,192)	(216,447)
Additional paid-in capital	885,306	867,996
Accumulated other comprehensive loss	(124,219)	(106,823)
Retained earnings	943,151	950,901
Littelfuse, Inc. shareholders’ equity	1,462,303	1,495,883
Non-controlling interest	131	131
Total equity	1,462,434	1,496,014
Total liabilities and equity	$2,611,058	$2,559,898

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$307,337	$397,879	$653,433	$803,379
Cost of sales	208,238	256,071	430,622	506,343
Gross profit	99,099	141,808	222,811	297,036

Selling, general, and administrative expenses	53,981	57,666	108,367	120,621
Goodwill impairment charge	33,841	—	33,841	—
Research and development expenses	13,400	21,458	27,995	42,867
Amortization of intangibles	9,827	10,050	19,808	20,241
Total operating expenses	111,049	89,174	190,011	183,729
Operating (loss) income	(11,950)	52,634	32,800	113,307

Interest expense	5,855	5,589	11,273	11,275
Foreign exchange (gain) loss	(6,010)	(3,575)	(3,426)	668
Other (income) expense, net	(1,210)	(2,947)	39	1,358
(Loss) income before income taxes	(10,585)	53,567	24,914	100,006
Income taxes	(1,594)	9,775	9,261	19,225
Net (loss) income	$(8,991)	$43,792	$15,653	$80,781

(Loss) income per share:
Basic	$(0.37)	$1.77	$0.64	$3.27
Diluted	$(0.37)	$1.75	$0.64	$3.23

Weighted-average shares and equivalent shares outstanding:
Basic	24,312	24,740	24,353	24,729
Diluted	24,312	24,983	24,520	24,998

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net (loss) income	$(8,991)	$43,792	$15,653	$80,781
Other comprehensive (loss) income:
Pension and postemployment adjustment, net of tax	(10,839)	161	(10,278)	112
Foreign currency translation adjustments	8,422	(5,892)	(7,118)	2,230
Comprehensive (loss) income	$(11,408)	$38,061	$(1,743)	$83,123

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	June 27, 2020	June 29, 2019
OPERATING ACTIVITIES
Net income	$15,653	$80,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,728	25,727
Amortization of intangibles	19,808	20,241
Deferred revenue	(289)	—
Impairment charges	36,078	—
Stock-based compensation	10,852	12,250
Loss on investments and other assets	542	2,458
Deferred income taxes	2,512	(632)
Other	(1,222)	2,009
Changes in operating assets and liabilities:
Trade receivables	13,914	(13,242)
Inventories	(10,761)	6,230
Accounts payable	3,439	(17,927)
Accrued liabilities and income taxes	(19,144)	(36,713)
Prepaid expenses and other assets	2,176	(1,090)
Net cash provided by operating activities	101,286	80,092

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(775)
Purchases of property, plant, and equipment	(29,479)	(25,249)
Net proceeds from sale of property, plant and equipment	89	6,212
Net cash used in investing activities	(29,390)	(19,812)

FINANCING ACTIVITIES
Proceeds of revolving credit facility	240,000	—
Payments of term loan	(145,000)	(7,500)
Net proceeds related to stock-based award activities	3,642	3,011
Purchases of common stock	(22,927)	(49,861)
Debt issuance costs	(1,786)	—
Cash dividends paid	(23,403)	(21,274)
Net cash provided by (used in) financing activities	50,526	(75,624)
Effect of exchange rate changes on cash and cash equivalents	(1,694)	392
Increase (decrease) in cash and cash equivalents	120,728	(14,952)
Cash and cash equivalents at beginning of period	531,139	489,733
Cash and cash equivalents at end of period	$651,867	$474,781
Supplementary Cash Flow Information
Cash paid during the period for interest	$10,799	$11,478
Capital expenditures, not yet paid	$4,665	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss) Income	Retained Earnings	Non-controlling Interest	Total
Balance at December 28, 2019	$256	$867,996	$(216,447)	$(106,823)	$950,901	$131	$1,496,014
Net income	—	—	—	—	24,644	—	24,644
Other comprehensive loss, net of tax	—	—	—	(14,979)	—	—	(14,979)
Stock-based compensation	—	2,965	—	—	—	—	2,965
Withheld shares on restricted share units for withholding taxes	—	—	(443)	—	—	—	(443)
Stock options exercised	—	3,399	—	—	—	—	3,399
Repurchases of common stock	—	—	(22,927)	—	—	—	(22,927)
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,725)	—	(11,725)
Balance at March 28, 2020	$256	$874,360	$(239,817)	$(121,802)	$963,820	$131	$1,476,948
Net loss	—	—	—	—	(8,991)	—	(8,991)
Other comprehensive loss, net of tax	—	—	—	(2,417)	—	—	(2,417)
Stock-based compensation	—	7,887	—	—	—	—	7,887
Withheld shares on restricted share units for withholding taxes	—	—	(2,375)	—	—	—	(2,375)
Stock options exercised	1	3,059	—	—	—	—	3,060
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,678)	—	(11,678)
Balance at June 27, 2020	$257	$885,306	$(242,192)	$(124,219)	$943,151	$131	$1,462,434

See accompanying Notes to Condensed Consolidated Financial Statements.

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss) Income	Retained Earnings	Non-controlling Interest	Total
Balance at December 29, 2018	$254	$835,828	$(116,454)	$(97,924)	$856,507	$131	$1,478,342
Net income	—	—	—	—	36,989	—	36,989
Other comprehensive loss, net of tax	—	—	—	8,073	—	—	8,073
Stock-based compensation	—	3,966	—	—	—	—	3,966
Withheld shares on restricted share units for withholding taxes	—	—	(94)	—	—	—	(94)
Stock options exercised	—	2,292	—	—	—	—	2,292
Repurchases of common stock	—	—	(13,555)	—	—	—	(13,555)
Cash dividends paid ($0.43 per share)	—	—	—	—	(10,625)	—	(10,625)
Balance at March 30, 2019	$254	$842,086	$(130,103)	$(89,851)	$882,871	$131	$1,505,388
Net income	—	—	—	—	43,792	—	43,792
Other comprehensive loss, net of tax	—	—	—	(5,731)	—	—	(5,731)
Stock-based compensation	—	8,284	—	—	—	—	8,284
Withheld shares on restricted share units for withholding taxes	—	—	(4,010)	—	—	—	(4,010)
Stock options exercised	1	4,822	—	—	—	—	4,823
Repurchases of common stock	—	—	(31,955)	—	—	—	(31,955)
Cash dividends paid ($0.43 per share)	—	—	—	—	(10,649)	—	(10,649)
Balance at June 29, 2019	$255	$855,192	$(166,068)	$(95,582)	$916,014	$131	$1,509,942

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

Basis of Presentation

The Company’s accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheets, statements of net (loss) income and comprehensive (loss) income, statements of cash flows, and statement of stockholders' equity prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. They have been prepared in accordance with accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 which should be read in conjunction with the disclosures therein. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for interim periods are not necessarily indicative of annual operating results.

Revenue Recognition

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three and six months ended June 27, 2020 and June 29, 2019:

	Three Months Ended June 27, 2020				Six Months Ended June 27, 2020
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$92,846	$—	$—	$92,846	$177,444	$—	$—	$177,444
Electronics – Semiconductor	130,425	—	—	130,425	260,016	—	—	260,016
Passenger Car Products	—	30,309	—	30,309	—	82,954	—	82,954
Automotive Sensors	—	13,899	—	13,899	—	38,073	—	38,073
Commercial Vehicle Products	—	17,791	—	17,791	—	45,742	—	45,742
Industrial Products	—	—	22,067	22,067	—	—	49,204	49,204
Total	$223,271	$61,999	$22,067	$307,337	$437,460	$166,769	$49,204	$653,433

	Three Months Ended June 29, 2019				Six Months Ended June 29, 2019
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$108,481	$—	$—	$108,481	$216,858	$—	$—	$216,858
Electronics – Semiconductor	151,072	—	—	151,072	308,089	—	—	308,089
Passenger Car Products	—	53,916	—	53,916	—	110,459	—	110,459
Automotive Sensors	—	24,682	—	24,682	—	50,739	—	50,739
Commercial Vehicle Products	—	30,052	—	30,052	—	60,935	—	60,935
Industrial Products	—	—	29,676	29,676	—	—	56,299	56,299
Total	$259,553	$108,650	$29,676	$397,879	$524,947	$222,133	$56,299	$803,379

See Note 14, Segment Information for net sales by segment and countries.

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

In August 2018, the FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirement for Fair Value Measurement." ASU 2018-13 modifies the disclosure requirements in Topic 820: "Fair Value Measurement," based on the FASB Concepts Statement, "Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements," including consideration of costs and benefits. The new standard removes certain disclosures, modifies other disclosures and adds additional disclosures related to fair value measurement. The Company adopted the new standard on December 29, 2019. The adoption of ASU 2018- 13 did not have a material impact on our Condensed Consolidated Financial Statements.
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

2. Inventories

The components of inventories at June 27, 2020 and December 28, 2019 are as follows:

(in thousands)	June 27, 2020	December 28, 2019
Raw materials	$82,133	$76,732
Work in process	92,681	84,561
Finished goods	106,904	110,388
Inventory Reserves	(33,698)	(34,174)
Total	$248,020	$237,507

3. Property, Plant, and Equipment

The components of net property, plant, and equipment at June 27, 2020 and December 28, 2019 are as follows:

(in thousands)	June 27, 2020	December 28, 2019
Land	$23,095	$24,758
Building	118,409	108,501
Equipment	635,661	631,273
Accumulated depreciation and amortization	(442,488)	(419,915)
Total	$334,677	$344,617

The Company recorded depreciation expense of $13.9 million and $12.6 million for the three months ended June 27, 2020 and June 29, 2019, respectively, and $27.7 million and $25.7 million for six months ended June 27, 2020 and June 29, 2019, respectively.

4. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by segment for the six months ended June 27, 2020 are as follows:

(in thousands)	Electronics	Automotive	Industrial	Total
As of December 28, 2019	$650,796	$131,321	$38,472	$820,589
Impairments	—	(33,841)	—	(33,841)
Currency translation	860	128	(135)	853
As of June 27, 2020	$651,656	$97,608	$38,337	$787,601

The Company tests its goodwill annually for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For the three months ended June 27, 2020, the Company recorded a non-cash charge of $33.8 million to recognize the impairment of goodwill in the automotive sensors reporting unit within the Automotive segment. The goodwill impairment charge was due to reductions in the estimated fair value for the automotive sensors reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to the expectations of the 2019 annual goodwill impairment test. These lower future expectations were driven by projected extended declines in end market demand due to the COVID-19 pandemic. In addition, during the second quarter of 2020, certain customers notified the Company of their decision to delay future programs along with a customer canceling their existing program. The goodwill impairment charge was determined using Level 3 inputs, including discounted cash flow analysis and comparable marketplace fair value data. As of June 27, 2020, the automotive sensors reporting unit had $9.1 million of remaining goodwill.

The components of other intangible assets as of June 27, 2020 and December 28, 2019 are as follows:

	As of June 27, 2020
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$9,584	$1,800	$7,784
Patents, licenses and software	131,055	$83,989	$47,066
Distribution network	43,272	37,302	5,970
Customer relationships, trademarks, and tradenames	360,769	119,928	240,841
Total	$544,680	$243,019	$301,661

	As of December 28, 2019
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$9,649	$1,730	$7,919
Patents, licenses and software	131,164	78,828	52,336
Distribution network	43,239	36,163	7,076
Customer relationships, trademarks, and tradenames	360,534	106,618	253,916
Total	$544,586	$223,339	$321,247

During the three months ended June 27, 2020 and June 29, 2019, the Company recorded amortization expense of $9.8 million and $10.0 million, respectively. During six months ended June 27, 2020, the Company recorded amortization expense of $19.8 million and $20.2 million, respectively.

During the six months ended June 27, 2020, the Company recognized a $0.3 million non-cash impairment charge on a certain patent triggered by the Company’s announcement to consolidate a manufacturing facility within the Industrial segment.

Estimated annual amortization expense related to intangible assets with definite lives as of June 27, 2020 is as follows:

(in thousands)	Amount
2020	$39,200
2021	37,811
2022	36,846
2023	32,135
2024	29,356
2025 and thereafter	145,511
Total	$320,859

5. Accrued Liabilities

The components of accrued liabilities as of June 27, 2020 and December 28, 2019 are as follows:

(in thousands)	June 27, 2020	December 28, 2019
Employee-related liabilities	$40,785	$40,774
Operating lease liability	6,846	7,259
Interest	4,781	5,058
Professional services	3,130	3,986
Restructuring liability	4,463	2,679
Other non-income taxes	2,075	1,940
Other	23,276	22,424
Total	$85,356	$84,120

Employee-related liabilities consist primarily of payroll, sales commissions, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other client-related liabilities.

6. Restructuring, Impairment and Other Charges

The Company recorded restructuring, impairment and other charges for the three and six months ended June 27, 2020 and June 29, 2019 as follows:

	Three months ended June 27, 2020				Six months ended June 27, 2020
(in thousands)	Electronics	Automotive	Industrial	Total	Electronics	Automotive	Industrial	Total
Employee terminations	$856	$209	$750	$1,815	$1,737	$608	$1,071	$3,416
Other restructuring charges	(1)	(12)	22	9	—	108	25	133
Total restructuring charges	855	197	772	1,824	1,737	716	1,096	3,549
Impairment	—	33,841	—	33,841	—	33,841	2,237	36,078
Total	$855	$34,038	$772	$35,665	$1,737	$34,557	$3,333	$39,627

	Three months ended June 29, 2019				Six months ended June 29, 2019
(in thousands)	Electronics	Automotive	Industrial	Total	Electronics	Automotive	Industrial	Total
Employee terminations	$1,698	$3,241	$674	$5,613	$3,498	$3,846	$721	$8,065
Other restructuring charges	—	70	—	70	13	90	250	353
Total restructuring charges	1,698	3,311	674	5,683	3,511	3,936	971	8,418
Impairment	—	—	—	—	—	—	—	—
Total	$1,698	$3,311	$674	$5,683	$3,511	$3,936	$971	$8,418

2020
For the three and six months ended June 27, 2020, the Company recorded total restructuring charges of $1.8 million and $3.5 million, for employee termination costs and other restructuring charges. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions across all segments and the previously announced consolidation of a manufacturing facility within the Industrial segment. The Company also recognized $33.8 million and $36.1 million of impairment charges for the three and six months ended June 27, 2020, respectively, which included a $33.8 million goodwill impairment charge associated with the automotive sensors reporting unit within the Automotive segment in the second quarter of 2020 and $2.2 million related to the land and building associated with the Company’s previously announced consolidation of a manufacturing facility within the Industrial segment in the first quarter of 2020. The impairment charges of the land and building were included in selling, general and administrative expenses. See Note 4, Goodwill and Other Intangible Assets for further discussion regarding the goodwill impairment charge.

2019
For the three and six months ended June 29, 2019, the Company recorded total restructuring charges of 5.7 million, and 8.4 million, respectively, for employee termination costs and other restructuring charges. These charges primarily related to reorganization of operations and selling, general and administrative functions as well as integration of IXYS within the Electronics segment and the reorganization of operations in the commercial vehicle products and automotive sensors businesses within the Automotive segment.

The restructuring reserves as of June 27, 2020 and December 28, 2019 are $4.5 million and $2.7 million, respectively. The restructuring reserves are included within accrued liabilities in the Condensed Consolidated Balance Sheets. The Company anticipates the remaining payments associated with employee terminations will primarily be completed by March 2021.

7. Debt

The carrying amounts of debt at June 27, 2020 and December 28, 2019 are as follows:

(in thousands)	June 27, 2020	December 28, 2019
Revolving Credit Facility	$240,000	$—
Term Loan	—	145,000
Euro Senior Notes, Series A due 2023	131,378	129,808
Euro Senior Notes, Series B due 2028	106,675	105,400
U.S. Senior Notes, Series A due 2022	25,000	25,000
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	50,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
Other	2,619	2,619
Unamortized debt issuance costs	(4,467)	(3,669)
Total debt	776,205	679,158
Less: Current maturities	—	(10,000)
Total long-term debt	$776,205	$669,158

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

On October 13, 2017, the Company amended the Credit Agreement to increase the Revolving Credit Facility from $575.0 million to $700.0 million and increase the Term Loan from $125.0 million to $200.0 million and to extend the expiration date from March 4, 2021 to October 13, 2022. The Credit Agreement also included the option for the Company to increase the size of the Revolving Credit Facility and the Term Loan by up to an additional $300.0 million, in the aggregate, subject to the satisfaction of certain conditions set forth in the Credit Agreement. Term Loans could be made in up to two advances. The first advance of $125.0 million occurred on October 13, 2017 and the second advance of $75.0 million occurred on January 16, 2018. For the Term Loan, the Company was required to make quarterly principal payments of 1.25% of the original term loan ($2.5 million quarterly) through maturity, with the remaining balance due on October 13, 2022. The Company paid $2.5 million and $5.0 million of principal payments on the term loan during the three and six months ended June 27, 2020, respectively.

On March 25, 2020, the company borrowed $100.0 million from the revolving credit facility to preserve financial flexibility and enhance liquidity, given the increasing levels of uncertainty related to coronavirus disease 2019 ("COVID-19").

On April 3, 2020, the Company amended the Credit Agreement to effect certain changes, including, among others: (i) eliminating the $200.0 million unsecured term loan credit facility, the remaining outstanding balance ($140.0 million) of which was repaid in full on April 3, 2020 through the revolving credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company; (iii) modifying performance-based interest rate margins and undrawn fees; and (iv) extending the maturity date to April 3, 2025. The amended Credit Agreement also allows the Company to increase the size of the revolving credit facility or enter into one or more tranches of term loans if there is no event of default and the Company is in compliance with certain financial covenants.

Outstanding borrowings under the amended Credit Agreement bears interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six-month periods, plus 1.25% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.25% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company was also required to pay commitment fees on unused portions of the credit agreement ranging from 0.125% to 0.20%, based on the Consolidated Leverage Ratio, as defined in the agreement. The amended Credit Agreement included representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 1.70% at June 27, 2020.

As of June 27, 2020, the Company had no amount outstanding in letters of credit and had available $148.6 million of borrowing capacity under the Revolving Credit Facility based on financial covenants. At June 27, 2020, the Company was in compliance with all covenants under the Credit Agreement.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At June 27, 2020, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $3.4 million and $3.5 million for the three months ended June 27, 2020 and June 29, 2019, respectively, and $10.8 million and $11.5 million for the six months ended June 27, 2020 and June 29, 2019, respectively.

8. Fair Value of Assets and Liabilities

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

The Company has certain convertible debt and convertible preferred stock investments that are accounted for under the cost method reflected in other assets in the Condensed Consolidated Balance Sheets. During the six months ended June 29, 2019, the Company recorded impairment charges of $2.8 million in Other expense (income), net in the Condensed Consolidated Statements of Net (Loss) Income to adjust these certain investments to their estimated fair value. As of June 27, 2020 and December 28, 2019, the balances of these investments were $0.4 million. The fair value of these investments are measured on a nonrecurring basis using Level 3 inputs under the fair value hierarchy. The Company's accounting and finance management determines the valuation policies and procedures for Level 3 fair value measurements and is responsible for the development and determination of unobservable inputs.

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

There were no changes during the quarter ended June 27, 2020 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. On October 30, 2019, the Company entered a foreign currency exchange forward contract to mitigate the currency fluctuation risk between the Chinese renminbi and U.S. dollar. The foreign currency contract was not designated as a hedge instrument and was marked to market on a monthly basis. The notional value of the forward contracts at December 28, 2019 was $16.0 million and expired on May 5, 2020. On March 23, 2020, the Company unwound the foreign currency exchange forward contract entered on October 30, 2019 and recognized a gain of $0.2 million within Other expenses, net during the six months ended June 27, 2020. The fair value of the foreign currency forward contract was valued using market exchange rates and classified as a Level 2 input under the fair value hierarchy.

As of June 27, 2020 and December 28, 2019, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of June 27, 2020:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents	$148,409	$—	$—	$148,409
Investments in equity securities	12,899	—	—	12,899
Mutual funds	10,650	—	—	10,650

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 28, 2019:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents	$118,999	$—	$—	$118,999
Investments in equity securities	12,969	—	—	12,969
Mutual funds	10,464	—	—	10,464

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s revolving and term loan debt facilities’ fair values approximate book value at June 27, 2020 and December 28, 2019, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of June 27, 2020 and December 28, 2019 were as follows:

	June 27, 2020		December 28, 2019
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series A due 2023	$131,378	$128,003	$129,808	$131,710
Euro Senior Notes, Series B due 2028	106,675	104,332	105,400	110,336
USD Senior Notes, Series A due 2022	25,000	25,150	25,000	25,054
USD Senior Notes, Series B due 2027	100,000	103,482	100,000	102,548
USD Senior Notes, Series A due 2025	50,000	51,355	50,000	50,775
USD Senior Notes, Series B due 2030	125,000	128,954	125,000	127,701

The Company recognized impairment charges of $1.9 million for the land and building and $0.3 million for a certain patent as a result of the Company’s announcement to consolidate a manufacturing facility within the Industrial segment during the first quarter of 2020. See Note 6, Restructuring, Impairment and Other Charges, for further discussion. The fair value of the land and building was valued using a real estate appraisal and classified as a Level 3 input under the fair value hierarchy.

The fair value as of the measurement date, net book value as of June 27, 2020 and related the goodwill impairment charge for assets measured at fair value on nonrecurring basis subsequent to initial recognition during three months ended June 27, 2020 were as follows:

	Three Months Ended June 27, 2020		June 27, 2020
(in thousands)	Impairment Charge	Estimated Fair Value Measurement (Level 3)	Carrying Value
Goodwill	$33,841	$8,953	$9,142

See Note 4, Goodwill and Other Intangible Assets for further discussion regarding goodwill impairment charges.

9. Benefit Plans

The Company has company-sponsored defined benefit pension plans covering employees in the U.K., Germany, the Philippines, China, Japan, Mexico, Italy and France. The amount of the retirement benefits provided under the plans is based on years of service and final average pay.

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other expense (income), net in the Condensed Consolidated Statements of Net (Loss) Income. The components of net periodic benefit cost for the three and six months ended June 27, 2020 and June 29, 2019 were as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Components of net periodic benefit cost:
Service cost	$592	$514	$1,210	$1,014
Interest cost	486	813	1,144	1,597
Expected return on plan assets	(402)	(821)	(1,129)	(1,611)
Amortization of prior service and net actuarial loss	264	62	409	124
Net periodic benefit cost	$940	$568	$1,634	$1,124

The Company expects to make approximately $2.3 million of cash contributions to its pension plans in 2020.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. The Company recorded $0.5 million and $0.2 million expense for the three months ended June 27, 2020 and June 29, 2019, respectively, and $1.0 million and $0.4 million expense for the six months ended June 27, 2020 and June 29, 2019, respectively, in Cost of Sales and Other expense (income), net within the Condensed Consolidated Statements of Net (Loss) Income. For three and six months ended June 27, 2020, the pre-tax amounts recognized in other comprehensive (loss) income as components of net periodic benefit costs for these plans were $0.2 million and $0.4 million.

On April 7, 2020, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company will be required to pay and administer pension payments to certain of the Company’s U.K. pension plan participants, or their designated beneficiaries, who have been receiving pension payments. The purchase of this group annuity contract will reduce the Company’s outstanding pension benefit obligation by approximately $36 million, representing approximately 30% of the total obligations of the Company’s qualified pension plans, and will be funded with pension plan assets and additional cash on hand. In connection with this transaction, the Company will record a one-time non-cash settlement charge in the second half of 2021 currently estimated between $18 million and $22 million, reflecting the accelerated recognition of unamortized actuarial losses in the plan. The actual settlement charge could differ from this estimate due to final data and plan wind-up expenses. Due to the signing of the group annuity contract being a significant change in the U.K. pension plan, the liabilities of the plan were remeasured as of April 6, 2020 resulting in an increase of $13.4 million (£10.9 million) to both the net pension liability and unamortized actuarial loss within other comprehensive (loss) income during the second quarter. Additionally, the Company made a cash contribution of $10.4 million (£8.4 million) under this agreement during the second quarter.

10. Other Comprehensive (Loss) Income

Changes in other comprehensive (loss) income by component were as follows:

(in thousands)	Three Months Ended June 27, 2020			Three Months Ended June 29, 2019
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan adjustments	$(13,098)	$(2,259)	$(10,839)	$201	$40	$161
Foreign currency translation adjustments	8,422	—	8,422	(5,892)	—	(5,892)
Total change in other comprehensive income (loss)	$(4,676)	$(2,259)	$(2,417)	$(5,691)	$40	$(5,731)

Due to the signing of the group annuity contract being a significant change in the U.K. pension plan, the liabilities of the plan were remeasured as of April 6, 2020 resulting in an increase of $13.4 million to unamortized actuarial loss within other comprehensive (loss) income. See Note 9, Benefits Plans for further discussion.

(in thousands)	Six Months Ended June 27, 2020			Six Months Ended June 29, 2019
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan adjustments	$(12,543)	$(2,265)	$(10,278)	$123	$11	$112
Foreign currency translation adjustments	(7,118)	—	(7,118)	2,230	—	2,230
Total change in other comprehensive income (loss)	$(19,661)	$(2,265)	$(17,396)	$2,353	$11	$2,342

The following tables set forth the changes in accumulated other comprehensive (loss) income by component for the six months ended June 27, 2020 and June 29, 2019:

(in thousands)	Pension and postretirement liability and reclassification adjustments	Foreign currency translation adjustment	Accumulated other comprehensive (loss) income
Balance at December 28, 2019	$(18,046)	$(88,777)	$(106,823)
Activity in the period	(10,278)	(7,118)	(17,396)
Balance at June 27, 2020	$(28,324)	$(95,895)	$(124,219)

(in thousands)	Pension and postretirement liability and reclassification adjustments	Foreign currency translation adjustment	Accumulated other comprehensive (loss) income
Balance at December 29, 2018	$(9,959)	$(87,965)	$(97,924)
Activity in the period	112	2,230	2,342
Balance at June 29, 2019	$(9,847)	$(85,735)	$(95,582)

Amounts reclassified from accumulated other comprehensive (loss) income to earnings for the three and six months ended June 27, 2020 and June 29, 2019 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Pension and Postemployment plans:
Amortization of prior service and net actuarial loss	$429	$62	$774	$124

The Company recognizes the amortization of prior service costs in Other (expense) income, net within the Condensed Consolidated Statements of Net (Loss) Income.

11. Income Taxes

The effective tax rate for the three and six months ended June 27, 2020 was 15.1% and 37.2% respectively, compared to the effective tax rate for the three and six months ended June 29, 2019 of 18.2% and 19.2%. The effective tax rate for the second quarter of 2020 (which is based upon a pre-tax loss) is lower than the effective tax rate for the comparable 2019 period (which is based upon pre-tax income), primarily due to the goodwill impairment charge of $33.8 million recorded in the second quarter of 2020, the substantial majority of which did not result in a tax benefit.

The effective tax rate for the first six months of 2020 is higher than the effective tax rate for the comparable 2019 period primarily due to the impact of the goodwill impairment charge of $33.8 million as well as a reduction in the forecasted income earned in lower tax jurisdictions in 2020 driven by the uncertainty resulting from the impact of COVID-19. The effective tax rate for the first six months of 2020 is higher than the applicable U.S. statutory tax rate primarily due to the impact of the goodwill impairment charge of $33.8 million as well as the forecasted impact of non-U.S. losses and expenses with no tax benefit, and the U.S. global intangible low-taxed income provisions ("GILTI") (in the 2019 comparable period the impact of these items was more than offset by the impact of income earned in lower tax jurisdictions).

12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Numerator:
Net (loss) income as reported	$(8,991)	$43,792	$15,653	$80,781

Denominator:
Weighted average shares outstanding
Basic	24,312	24,740	24,353	24,729
Effect of dilutive securities	—	243	167	269
Diluted	24,312	24,983	24,520	24,998

(Loss) Earnings Per Share:
Basic (loss) earnings per share	$(0.37)	$1.77	$0.64	$3.27
Diluted (loss) earnings per share	$(0.37)	$1.75	$0.64	$3.23

Potential shares of common stock relating to stock options excluded from the earnings per share calculation because their effect would be anti-dilutive were 328,624 and 167,599 for the three months ended June 27, 2020 and June 29, 2019, respectively, and 212,290 and 121,326 for the six months ended June 27, 2020 and June 29, 2019, respectively.

Share Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a program for the period May 1, 2018 to April 30, 2019 ("2018 program"). On April 26, 2019, the Company's Board of Directors authorized to a program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2019 to April 30, 2020 ("2019 program") to replace its previous expired 2018 program. On April 23, 2020, the Company's Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2020 to April 30, 2021 (the "2020 program") to replace its previous expired 2019 program. The Company has suspended share repurchases for the near-term due to the uncertainty of the impact and duration of COVID-19 and to focus on other capital allocation priorities.

The Company did not repurchase any shares of its common stock for the three months ended June 27, 2020. During the three months ended June 29, 2019, the Company repurchased 188,214 shares of its common stock totaling $32.0 million. For the six months ended June 27, 2020 and June 29, 2019, the Company repurchased 175,110 and 268,130 shares of its common stock totaling $22.9 million and $45.5 million, respectively.

13. Related Party Transactions

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

	For the Three Months Ended June 27, 2020			For the Three Months Ended June 29, 2019
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.3	$—	$—	$0.1	$—	$—
Purchase material/service from related party	0.8	—	1.6	0.9	0.1	2.3

	For the Six Months Ended June 27, 2020			For the Six Months Ended June 29, 2019
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.7	$—	$—	$0.2	$—	$—
Purchase material/service from related party	1.0	—	3.4	1.7	0.2	3.8

	June 27, 2020			December 28, 2019
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Accounts Receivable balance	$0.1	$—	$—	$—	$—	$—
Accounts Payable balance	0.2	—	0.1	0.2	—	0.1

Additionally, the Company has certain cost method investments in VTOOL Ltd. and Securepush Ltd. with a total book value of $0.4 million as of June 27, 2020 and one member of the Company’s Board of Directors is currently an investor and a director of VTOOL Ltd. and Securepush Ltd.

On April 26, 2019, the Company sold its subsidiary Microwave Technology, LLC. (“MWT”) resulting in a loss on disposal of $2.6 million reflected in Other income (expense), net in the Condensed Consolidated Statements of Net (Loss) Income. The

operations of MWT were included in the Electronics segment. One member of the Company’s Board of Directors is an owner of a company that purchased MWT.

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

•Electronics Segment: Consists of one of the broadest product offerings in the industry, including fuses and fuse accessories, positive temperature coefficient (“PTC”) resettable fuses, polymer electrostatic discharge (“ESD”) suppressors, varistors, reed switch based magnetic sensing, gas discharge tubes; semiconductor products such as discrete transient voltage suppressor (“TVS”) diodes, TVS diode arrays, protection and switching thyristors, metal-oxide-semiconductor field effect transistors (“MOSFETs”) and silicon carbide diodes; and insulated gate bipolar transistors (“IGBT”) technologies. The segment covers a broad range of end markets, including industrial and automotive electronics, electric vehicle and related infrastructure, data and telecommunications, medical devices, alternative energy, consumer electronics and white goods.

•Automotive Segment: Consists of a wide range of circuit protection, power control and sensing technologies for global original equipment manufacturers (“OEMs”), Tier-I suppliers and parts distributors in passenger car, heavy duty truck, off-road vehicles, material handling, agricultural, construction and other commercial vehicle end markets. Passenger car fuse products include fuses and fuse accessories for internal combustion engine vehicles and hybrid and electric vehicles including blade fuses, battery cable protectors, resettable fuses, high-current fuses, and high-voltage fuses. Commercial vehicle products include fuses, switches, relays, and power distribution modules for the commercial vehicle industry. Automotive sensor products include a wide range of automotive and commercial vehicle products designed to monitor the passenger compartment occupants, safety and environment as well as the vehicle’s powertrain.

•Industrial Segment: Consists of power fuses, protection relays and controls and other circuit protection products for use in various industrial applications such as oil, gas, mining, alternative energy, electric vehicle infrastructure, non-residential construction, HVAC systems, elevators and other industrial equipment.

Segment information is summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales
Electronics	$223,271	$259,553	$437,460	$524,947
Automotive	61,999	108,650	166,769	222,133
Industrial	22,067	29,676	49,204	56,299
Total net sales	$307,337	$397,879	$653,433	$803,379

Depreciation and amortization
Electronics	$15,617	$14,729	$31,148	30,071
Automotive	7,071	6,904	14,258	13,781
Industrial	1,046	1,056	2,130	2,116
Total depreciation and amortization	$23,734	$22,689	$47,536	$45,968

Operating (loss) income
Electronics	$32,651	$43,630	$64,923	$92,666
Automotive	(8,857)	10,349	5,259	23,550
Industrial	(23)	5,831	3,511	9,336
Other(a)	(35,721)	(7,176)	(40,893)	(12,245)
Total operating (loss) income	(11,950)	52,634	32,800	113,307
Interest expense	5,855	5,589	11,273	11,275
Foreign exchange (gain) loss	(6,010)	(3,575)	(3,426)	668
Other (income) expense, net	(1,210)	(2,947)	39	1,358
(Loss) income before income taxes	$(10,585)	$53,567	$24,914	$100,006

(a) Included in “Other” Operating (loss) income for the 2020 second quarter is $0.1 million ($1.3 million year-to-date) of acquisition-related and integration charges related to the IXYS acquisition and other contemplated acquisitions. In addition, there was $35.6 million ($39.6 million year-to-date) of restructuring, impairment and other charges, primarily related to the goodwill impairment charge of $33.8 million recorded in the second quarter associated with the automotive sensors reporting unit within the Automotive segment, $1.8 million ($3.5 million year-to-date) of employee termination costs, and other restructuring charges and impairment charges of $2.2 million recorded in the first quarter associated with the announced consolidation of a manufacturing facility within the Industrial segment. See Note 4, Goodwill and Other Intangible Assets and Note 6, Restructuring, Impairment and Other Charges, for further discussion.

Included in "Other" Operating income (loss) for the second quarter of 2019 is $1.5 million ($3.8 million year-to-date) of acquisition integration charges primarily related to the IXYS acquisition. In addition, there were $5.7 million ($8.4 million year-to-date) of restructuring charges primarily related to employee termination costs.

The Company’s net sales by country were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales
United States	$76,870	$115,991	$179,780	$235,519
China	102,026	107,728	188,041	214,593
Other countries(a)	128,441	174,160	285,612	353,267
Total net sales	$307,337	$397,879	$653,433	$803,379

 The Company’s long-lived assets by country were as follows:

(in thousands)	June 27, 2020	December 28, 2019
Long-lived assets
United States	$54,082	$58,081
China	82,224	88,306
Mexico	67,967	73,096
Germany	36,721	36,025
Philippines	58,272	51,738
Other countries(a)	35,411	37,371
Total long-lived assets	$334,677	$344,617

The Company’s additions to long-lived assets by country were as follows:

	Six Months Ended
(in thousands)	June 27, 2020	June 29, 2019
Additions to long-lived assets
United States	$2,026	$3,454
China	4,516	4,958
Mexico	4,260	8,727
Germany	2,509	3,712
Philippines	9,039	6,629
Other countries(a)	687	2,378
Total additions to long-lived assets	$23,037	$29,858

(a)Each country included in other countries is less than 10% of net sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).

Certain statements in this section and other parts of this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the federal securities laws and are entitled to the safe-harbor provisions of the PSLRA. These statements include statements regarding the Company’s future performance, as well as management's expectations, beliefs, intentions, plans, estimates or projections relating to the future. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy, although not all forward-looking statements contain such terms. The Company cautions that forward-looking statements, which speak only as of the date they are made, are subject to risks, uncertainties and other factors, and actual results and outcomes may differ materially from those indicated or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks and uncertainties relating to general economic conditions; the severity and duration of the coronavirus disease 2019 ("COVID-19") pandemic and the measures taken in response thereto and the effects of those items on the Company’s business; product demand and market acceptance; economic conditions; the impact of competitive products and pricing; product quality problems or product recalls; capacity and supply difficulties or constraints; coal mining exposures reserves; failure of an indemnification for environmental liability; exchange rate fluctuations; commodity price fluctuations; the effect of the Company's accounting policies; labor disputes; restructuring costs in excess of expectations; pension plan asset returns less than assumed; uncertainties related to political or regulatory changes; integration of acquisitions may not be achieved in a timely manner, or at all; and other risks that may be detailed in Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, the Company's Annual Report on Form 10-K for the year ended December 28, 2019, and the Company's other filings and submissions with the Securities and Exchange Commission. The Company does not undertake any obligation to update or revise any forward-looking statements to reflect future events or circumstances, new information or otherwise.

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

Executive Summary

For the second quarter of 2020, the Company recognized net sales of $307.3 million compared to $397.9 million in the second quarter of 2019 representing a decrease of $90.5 million, or 22.8%. The decrease was primarily driven by lower volume across all of the segments due to the impact of COVID-19, a decline in global auto production, and $2.3 million or 0.6% of unfavorable changes in foreign exchange rates. The Company recognized a net loss of $9.0 million, or $0.37 per diluted share, in the second quarter of 2020 compared to net income of $43.8 million, or $1.75 per diluted share in the second quarter of 2019. The net loss was primarily due to a non-cash goodwill impairment charge of $33.8 million related to the automotive sensors reporting unit within the Automotive segment and lower operating income across all the segments.

The Company continues to take actions to improve its cost structure. The Company expects to realize cost savings from the restructuring activities taken during 2019 and 2020, including the reorganization of certain manufacturing, selling and administrative functions across all segments and the consolidation of a manufacturing facility within the Industrial Segment.

Net cash provided by operating activities was $101.3 million for the six months ended June 27, 2020 as compared to $80.1 million for the six months ended June 29, 2019. The increase in net cash provided by operating activities was primarily due to lower annual incentive payments and favorable changes in net working capital driven by the timing of collections of accounts receivable and changes in accounts payable partially offset by lower earnings largely due to the impact of COVID-19.

On March 25, 2020, the company borrowed $100.0 million from its current revolving credit facility to preserve financial flexibility and enhance liquidity, given the increasing levels of uncertainty related to COVID-19. On April 3, 2020, the Company amended the existing credit agreement to effect certain changes, including, among others: (i) eliminating the $200.0 million unsecured term loan credit facility, the remaining outstanding balance ($140.0 million) of which was repaid in full on April 3, 2020 through the revolving credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company; (iii) modifying performance-based interest rate margins and undrawn fees; and (iv) extending the maturity date to April 3, 2025. The amended credit agreement also allows the Company to increase the size of the revolving credit facility or enter into one or more tranches of term loans if there is no event of default and the Company is in compliance with certain financial covenants.

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

Impact of COVID-19 on Business

COVID-19 continued to negatively impact the Company’s 2020 second quarter financial results. During the second quarter, sales volumes across all of the Company's segments were reduced driven by production disruptions from temporary closures of manufacturing facilities in the Philippines, Mexico and Italy as a result of government directives. Furthermore, sales volumes in the Automotive segment were significantly impacted by lower global end market demand across passenger vehicle end markets. The Company incurred incremental costs of approximately $5.1 million and $7.6 million during the three and six months ended June 27, 2020, respectively, primarily due to costs related to the above temporary plant closures, higher costs for freight and protective supplies, partially offset by certain international government subsidies and COVID-19 relief programs.

The Company’s priorities continue to be first, on our associates, their families and the communities in which we operate; second, our customers; and third, long-term financial health of the company. In an effort to protect the health and safety of our employees, the Company has enacted numerous proactive, aggressive actions at its facilities globally, and implemented a number of safety procedures including hygiene and disinfection protocols, social distancing and wearing personal protective equipment ("PPE"). The Company expects these actions will continue for the foreseeable future.

In an effort to contain COVID-19 and slow its spread, governments around the world enacted various measures, including orders to close all businesses not deemed “essential”, isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. These government measures disrupted certain of our operating locations in many countries around the world. our operations that were closed or running at limited levels during the second quarter returned to normal or nearly normal capacity levels during June, and all of our manufacturing facilities are currently operating.

The Company continues to work with customers to meet production requirements for their products, many of which are considered essential, including healthcare and medical devices, transportation, communication and energy infrastructure.

The Company took cost containment initiatives to help offset the impact of lower demand and the business disruption created by COVID-19. During the first quarter, the Company suspended annual wage increases and its 2020 annual cash incentive program. The Company also reduced salaries of the CEO and executive leadership team, and reduced cash compensation of its board of directors during the second quarter. The Company continues to develop and execute contingency plans to manage our business performance within this uncertain environment.

The Company anticipates that the global health crisis caused by COVID-19 will negatively impact its business activity for the foreseeable future. It is currently difficult to estimate the magnitude of the COVID-19 disruption, if future disruptions will occur due to a resurgence in COVID-19 cases and its impact on our employees, customers, suppliers and vendors. The Company will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and other stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business and operations, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal 2020.

Goodwill Impairment Assessment

The Company performs its annual goodwill impairment tests on or about September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in the value of individual reporting units with goodwill based on each reporting unit’s operating results for the six months ended June 27, 2020 compared to expected results. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events.

Management considered trends in these factors when performing its assessment of whether an interim impairment review was required for any reporting unit. For the three months ended June 27, 2020, the Company recorded a non-cash charge of $33.8 million to recognize the impairment of goodwill in the automotive sensors reporting unit within the Automotive segment. The goodwill impairment charge was due to reductions in the estimated fair value for the automotive sensors reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to the expectations of the 2019 annual goodwill impairment test. These lower future expectations were driven by projected extended declines in end market demand due to the COVID-19 pandemic. In addition, during the second quarter of 2020, certain customers notified the Company of their decision to delay future programs along with a customer canceling an existing program. The goodwill impairment charge was determined using Level 3 inputs, including discounted cash flow analysis and comparable marketplace fair value data As of June 27, 2020, the automotive sensors reporting unit had $9.1 million of remaining goodwill.

In addition, the semiconductors reporting unit has experienced declines in net sales due to temporary plant shut-downs and lower customer demand primarily due to COVID-19. The Company continues to evaluate the impact of COVID-19 on its long-term expectations for this unit. Further negative developments having a significant impact on the estimated fair value of this reporting unit could result in future goodwill impairment charges. As of the September 30, 2019 annual goodwill impairment test, the semiconductors reporting unit estimated fair value exceeded its book value by approximately 42%. As of June 27, 2020, $467.1 million of goodwill was allocated to the semiconductors reporting unit. The semiconductors reporting unit is included within the Electronics segment.

Based on the June 27, 2020 interim assessment, management concluded that other than the goodwill impairment recognized in the automotive sensors reporting unit, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, a continued global economic slowdown and further business disruption due to COVID-19 could result in changes to expectations of future financial results and key valuation assumptions. These changes could result in changes to management’s estimates of the fair value of the Company’s reporting units and could result in a review for impairment of goodwill prior to September 29, 2020, the Company’s next annual measurement date, and a potential corresponding impairment charge.

Risks Related to Market Conditions

While the Company has not historically or currently as of June 27, 2020 had significant credit risk on its accounts receivable, the impact of the COVID-19 pandemic and associated economic slowdown may increase the Company’s credit risk on accounts receivable. It is possible that the Company’s customers may experience liquidity issues which may impact the timing of the collections on receivables. The Company will continue to evaluate how the ongoing pandemic may impact collectability.

Results of Operations

The following table summarizes the Company’s unaudited condensed consolidated results of operations for the periods presented. The second quarter of 2020 includes $0.1 million ($1.3 million year-to-date) of acquisition-related and integration charges related to the IXYS acquisition and other contemplated acquisitions. In addition, there were $35.6 million ($39.6 million year-to-date) of restructuring, impairment and other charges, primarily related to the goodwill impairment charge of $33.8 million recorded in the second quarter associated with the automotive sensors reporting unit within the Automotive segment, $1.8 million ($3.5 million year-to-date) of employee termination costs, and other restructuring charges and impairment charges of $2.2 million recorded in the first quarter associated with the announced consolidation of a manufacturing facility within the Industrial segment.

The second quarter of 2019 includes $1.5 million ($3.8 million year-to-date) of acquisition integration charges primarily related to the IXYS acquisition. In addition, there were $5.7 million ($8.4 million year-to-date) of restructuring charges primarily related to employee termination costs.

	Second Quarter				First Six Months
(in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Net sales	$307,337	$397,879	$(90,542)	(22.8)%	$653,433	$803,379	$(149,946)	(18.7)%
Gross profit	99,099	141,808	(42,709)	(30.1)%	222,811	297,036	(74,225)	(25.0)%
Operating expenses	111,049	89,174	21,875	24.5%	190,011	183,729	6,282	3.4%
Operating (loss) income	(11,950)	52,634	(64,584)	(122.7)%	32,800	113,307	(80,507)	(71.1)%
(Loss) income before income taxes	(10,585)	53,567	(64,152)	(119.8)%	24,914	100,006	(75,092)	(75.1)%
Income taxes	(1,594)	9,775	(11,369)	(116.3)%	9,261	19,225	(9,964)	(51.8)%
Net (loss) income	$(8,991)	$43,792	$(52,783)	(120.5)%	$15,653	$80,781	$(65,128)	(80.6)%

Net Sales

Net sales decreased $90.5 million or 22.8% for the second quarter of 2020 compared to the second quarter of 2019 primarily due to lower volume across all segments due to temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19 and lower volume across the Automotive segment due to a decline in global auto production driven by lower global end market demand, and $2.3 million or 0.6% of unfavorable changes in foreign exchange rates.

Net sales decreased $149.9 million or 18.7% for the first six months of 2020 compared to the first six months of 2019 primarily due to lower volume driven by the disruption across the Electronics and Automotive segments due to temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19, lower volume across the Electronics segment from electronics distribution partners and end customers reducing excess inventories and production, and lower volume across the Automotive segment due to a decline in global auto production driven by lower global end market demand, and $5.6 million or 0.7% of unfavorable changes in foreign exchange rates.

Gross Profit

Gross profit was $99.1 million, or 32.2% of net sales, in the second quarter of 2020 compared to $141.8 million, or 35.6% of net sales, for the second quarter of 2019. The decrease in gross profit is primarily due to lower volume across all segments, additional costs associated with government-directed plant shutdowns and supply chain constraints, higher freight, supplies and other costs due to the impact of COVID-19.

Gross profit was $222.8 million, or 34.1% of net sales, in the first six months of 2020 compared to $297.0 million, or 37.0% of net sales, for the first six months of 2019. The decrease in gross profit reflected lower volume across all segments. The decrease in gross margin is primarily due to lower volumes across the Electronics segment, additional costs associated with government-directed plant shutdowns and supply chain constraints, higher freight, supplies and other costs due to the impact of COVID-19, and unfavorable price and product mix.

Operating Expenses

Total operating expenses were $111.0 million, or 36.1% of net sales, for the second quarter of 2020 compared to $89.2 million, or 22.4% of net sales, for the second quarter of 2019. The increase in operating expenses of $21.9 million is primarily due to the goodwill impairment charge of $33.8 million, or 11.0% of net sales, in the automotive sensors reporting unit within the Automotive segment, partially offset by lower incentive compensation, lower research and development expenses of $8.1 million, lower sales commissions and travel expenses due to COVID-19, and lower acquisition-related and integration charges of $1.4 million.

Total operating expenses were $190.0 million, or 29.1% of net sales, for the first six months of 2020 compared to $183.7 million, or 22.9% of net sales, for the first six months of 2019. The increase in operating expenses of $6.3 million is primarily due to the goodwill impairment charge of $33.8 million, or 5.2% of net sales, in the automotive sensors reporting unit within the Automotive segment and impairment charges of $2.2 million related to the Company’s first quarter announcement to consolidate a manufacturing facility within the Industrial segment, partially offset by lower incentive compensation, lower research and development expenses of $14.9 million, lower sales commissions and travel expenses due to COVID-19, and lower acquisition-related and integration charges of $2.5 million.

Operating (Loss) Income

Operating loss was $12.0 million, a decrease of $64.6 million, or 122.7%, for the second quarter of 2020 compared to operating income $52.6 million for the second quarter of 2019. The decrease is primarily due to lower gross margin across all of the segments and higher operating expenses noted above. Operating margins decreased from 13.2% in the second quarter of 2019 to (3.9)% in the second quarter of 2020 driven by the factors mentioned above. The goodwill impairment charge of $33.8 million negatively impacted the operating margin by 11.0% for the second quarter of 2020.

Operating income was $32.8 million, a decrease of $80.5 million, or 71.1%, for the first six months of 2020 compared to $113.3 million for the first six months of 2019. The decrease in operating income is primarily due to lower gross margin across all segments and higher operating expenses noted above. Operating margins decreased from 14.1% in the first six months of 2019 to 5.0% in the first six months of 2020 driven by the factors mentioned above. The goodwill impairment charge of $33.8 million negatively impacted the operating margin by 5.2% for the first six months of 2020.

(Loss) Income Before Income Taxes

Loss before income taxes was $10.6 million, or (3.4)% of net sales, for the second quarter of 2020 compared to income before income tax of $53.6 million, or 13.5% of net sales, for the second quarter of 2019. In addition to the factors impacting comparative results for operating (loss) income discussed above, loss before income taxes was primarily impacted by $1.8 million increase in coal mining reserves, lower interest income of $0.9 million, higher interest expense and higher pension non-service costs, partially offset by higher foreign exchange gains of $2.4 million and unrealized investment gains of $1.7 million associated with our equity investments during the three months ended June 27, 2020 compared to the three months ended June 29, 2019.

Income before income taxes was $24.9 million, or 3.8% of net sales, for the first six months of 2020 compared to $100.0 million, or 12.4% of net sales, for the first six months of 2019. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was impacted by foreign exchange gains of $3.4 million during the six months ended June 27, 2020 compared to foreign exchange losses of $0.7 million during the six months ended June 29, 2019, impairment charges of $3.1 million for certain other investments and a $2.6 million loss on the disposal of a business within the Electronics segment during the six months ended June 29, 2019, partially offset by a $1.5 million increase in coal mining reserve and $1.0 million decreases in unrealized investment gains associated with our equity investments.

Income Taxes

Income tax benefit for the second quarter of 2020 was $1.6 million, or an effective tax rate of 15.1%, compared to income tax expense of $9.8 million, or an effective tax rate of 18.2%, for the second quarter of 2019. The effective tax rate for the second quarter of 2020 (which is based upon a pre-tax loss) is lower than the effective tax rate for the comparable 2019 period (which is based upon pre-tax income), primarily due to the goodwill impairment charge of $33.8 million recorded in the second quarter of 2020, the substantial majority of which did not result in a tax benefit.

Income tax expense for the first six months of 2020 was $9.3 million, or an effective tax rate of 37.2%, compared to income tax expense of $19.2 million, or an effective tax rate of 19.2%, for the first six months of 2019. The effective tax rate for the first six months of 2020 is higher than the effective tax rate for the comparable 2019 period primarily due to the impact of the goodwill impairment charge of $33.8 million, the substantial majority of which did not result in a tax benefit, as well as a reduction in the forecasted income earned in lower tax jurisdictions in 2020 driven by the uncertainty resulting from the impact of COVID-19. The effective tax rate for the first six months of 2020 is higher than the applicable U.S. statutory tax rate primarily due to the impact of the goodwill impairment charge of $33.8 million as well as the forecasted impact of non-U.S. losses and expenses with no tax benefit and the U.S. global intangible low-taxed income tax provisions (in the 2019 comparable period the impact of these items was more than offset by the impact of income earned in lower tax jurisdictions).

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Automotive and Industrial. Segment information is described more fully in Note 14, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales by segment:

	Second Quarter				First Six Months
(in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Electronics	$223,271	$259,553	$(36,282)	(14.0)%	$437,460	$524,947	$(87,487)	(16.7)%
Automotive	61,999	108,650	(46,651)	(42.9)%	166,769	222,133	(55,364)	(24.9)%
Industrial	22,067	29,676	(7,609)	(25.6)%	49,204	56,299	(7,095)	(12.6)%
Total	$307,337	$397,879	$(90,542)	(22.8)%	$653,433	$803,379	$(149,946)	(18.7)%

Electronics Segment

Net sales decreased $36.3 million, or 14.0%, in the second quarter of 2020 compared to the second quarter of 2019 primarily due to lower volume in the semiconductor and electronics products businesses driven by the production disruption due to temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19, and unfavorable changes in foreign exchange rates of $1.2 million.

Net sales decreased $87.5 million, or 16.7%, in the first six months of 2020 compared to the first six months of 2019 primarily due to lower volume in the semiconductor and electronics products businesses driven by the production disruption due to temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19, lower volume from electronics distribution partners and end customers reducing excess inventories, and unfavorable changes in foreign exchange rates of $2.9 million.

Automotive Segment

Net sales decreased $46.7 million, or 42.9%, in the second quarter of 2020 compared to the second quarter of 2019 due to decreased volume across all businesses driven by the production disruption due to temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19, a decline in global auto production driven by lower global end market demand, and unfavorable changes in foreign exchange rates of $0.9 million.

Net sales decreased $55.4 million, or 24.9%, in the first six months of 2020 compared to the first six months of 2019 due to decreased volume across all businesses driven by the production disruption due to temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19, a decline in global auto production driven by lower global end market demand, and unfavorable changes in foreign exchange rates of $2.5 million.

Industrial Segment

Net sales decreased by $7.6 million, or 25.6%, in the second quarter of 2020 compared to the second quarter of 2019 primarily due to decreased volume across all businesses driven by the production disruption due to temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19 and unfavorable changes in foreign exchange rates of $0.2 million.

Net sales decreased by $7.1 million, or 12.6%, in the first six months of 2020 compared to the first six months of 2019 primarily due to decreased volume across all businesses driven by the production disruption due to temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19 in the second quarter of 2020, and by unfavorable changes in foreign exchange rates of $0.2 million.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Second Quarter				First Six Months
(in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Asia-Pacific	$155,737	$172,895	$(17,158)	(9.9)%	$296,610	$345,676	$(49,066)	(14.2)%
Americas	89,651	135,894	(46,243)	(34.0)%	210,152	273,928	(63,776)	(23.3)%
Europe	61,949	89,090	(27,141)	(30.5)%	146,671	183,775	(37,104)	(20.2)%
Total	$307,337	$397,879	$(90,542)	(22.8)%	$653,433	$803,379	$(149,946)	(18.7)%

Asia-Pacific

Net sales decreased $17.2 million, or 9.9%, in the second quarter of 2020 compared to the second quarter of 2019. The decrease in net sales was primarily due to lower volume across all businesses within the Electronics segment, lower volume in passenger car products businesses within the Automotive segment, and unfavorable changes in foreign exchange rates of $1.1 million.

Net sales decreased $49.1 million, or 14.2%, in the first six months of 2020 compared to the first six months of 2019. The decrease in net sales was primarily due to lower volume across all businesses within the Electronics and Automotive segments and unfavorable changes in foreign exchange rates of $2.0 million.

Americas

Net sales decreased $46.2 million, or 34.0%, in the second quarter of 2020 compared to the second quarter of 2019 primarily due to lower volume across all segments due to temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19, lower volume across the Automotive segment due to a decline in global auto production driven by lower global end market demand, and unfavorable changes in foreign exchange rates of $0.1 million.

Net sales decreased $63.8 million, or 23.3%, in the first six months of 2020 compared to the first six months of 2019 primarily due to lower volume across all segments driven by the production disruption due to temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19, lower volume across the Electronics segment from electronics distribution partners and end customers reducing excess inventories and production, lower volume in all businesses within the Automotive segment and unfavorable changes in foreign exchange rates of $0.3 million.

Europe

Net sales decreased $27.1 million, or 30.5%, in the second quarter of 2020 compared to the second quarter of 2019. The decrease in net sales was primarily due to lower volume in the semiconductor business within the Electronics segment, lower volume in all businesses within the Automotive segment, and unfavorable changes in foreign exchange rates of $1.1 million.

Net sales decreased $37.1 million, or 20.2%, in the first six months of 2020 compared to the first six months of 2019. The decrease in net sales was primarily due to lower volume in the semiconductor business within the Electronics segment, lower volume in all businesses within the Automotive segment and unfavorable changes in foreign exchange rates of $3.3 million.

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

Cash and cash equivalents were $651.9 million as of June 27, 2020, an increase of $120.7 million as compared to December 28, 2019. As of June 27, 2020, $312.6 million of the Company's $651.9 million cash and cash equivalents was held by U.S. subsidiaries.

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

On October 13, 2017, the Company amended the Credit Agreement to increase the Revolving Credit Facility from $575.0 million to $700.0 million and increase the Term Loan from $125.0 million to $200.0 million and to extend the expiration date from March 4, 2021 to October 13, 2022. The Credit Agreement also included the option for the Company to increase the size of the Revolving Credit Facility and the Term Loan by up to an additional $300.0 million, in the aggregate, subject to the satisfaction of certain conditions set forth in the Credit Agreement. Term Loans could be made in up to two advances. The first advance of $125.0 million occurred on October 13, 2017 and the second advance of $75.0 million occurred on January 16, 2018. For the Term Loan, the Company was required to make quarterly principal payments of 1.25% of the original term loan ($2.5 million quarterly) through maturity, with the remaining balance due on October 13, 2022. The Company paid $2.5 million and $5.0 million of principal payments on the term loan during the three and six months ended June 27, 2020, respectively.

On March 25, 2020, the company borrowed $100.0 million from its current revolving credit facility to preserve financial flexibility and enhance liquidity, given the increasing levels of uncertainty related to COVID-19.

On April 3, 2020, the Company amended the Credit Agreement to effect certain changes, including, among others: (i) eliminating the $200.0 million unsecured term loan credit facility, the remaining outstanding balance ($140.0 million) of which was repaid in full on April 3, 2020 through the revolving credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company; (iii) modifying performance-based interest rate margins and undrawn fees; and (iv) extending the maturity date to April 3, 2025. The amended Credit Agreement also allows the Company to increase the size of the revolving credit facility or enter into one or more tranches of term loans if there is no event of default and the Company is in compliance with certain financial covenants.

Outstanding borrowings under the amended Credit Agreement bears interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six-month periods, plus 1.25% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.25% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company was also required to pay commitment fees on unused portions of the credit agreement ranging from 0.13% to 0.20%, based on the Consolidated Leverage Ratio, as defined in the agreement. The amended Credit Agreement included representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 1.70% at June 27, 2020.

As of June 27, 2020, the Company had no amounts outstanding in letters of credit and had available $148.6 million of borrowing capacity under the Revolving Credit Facility based on financial covenants.

Further information regarding the Company’s credit agreement is provided in Note 7, Debt, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report.

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

On November 15, 2017, the Company entered into a Note Purchase Agreement pursuant to which the Company issued and sold $175 million in aggregate principal amount of senior notes in two series. On January 16, 2018, $50 million aggregate principal amount of 3.48% Senior Notes, Series A, due February 15, 2025 (“U.S. Senior Notes, Series A due 2025”) and $125 million in aggregate principal amount of 3.78% Senior Notes, Series B, due February 15, 2030 (“U.S. Senior Notes, Series B due 2030”) (together the “U.S. Senior Notes due 2025 and 2030” and with the Euro Senior Notes and the U.S. Senior Notes due 2022 and 2027, the “Senior Notes”) were funded. Interest on the U.S. Senior Notes due 2025 and 2030 is payable semiannually on February 15 and August 15, commencing on August 15, 2018. Further information regarding the Company’s Senior Notes is provided in Note 7, Debt, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report.

Debt Covenants

The Company was in compliance with all covenants under the Credit Agreement and Senior Notes as of June 27, 2020 and currently expects to remain in compliance based on management’s estimates of operating and financial results for 2020. As of June 27, 2020, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.  The ultimate magnitude of COVID-19, including the extent of its impact on our financial and operational results, which could be material, will be determined by the length of time that the pandemic continues, its effect on the demand for our products, as well as the effect of governmental regulations imposed in response to the pandemic. While we cannot at this time predict the impact of the COVID-19, it could have a material negative impact on our business, financial condition, results of operations and future cash flows which could impact the Company’s ability to comply with debt covenants in the future.

Dividends

During the second quarter of 2020 the Company paid quarterly dividends of $11.7 million to the shareholders. On July 22, 2020, the Board of Directors of the Company declared a quarterly cash dividend of $0.48 per share, payable on September 3, 2020 to stockholders of record as of August 20, 2020. Future determinations regarding the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, payout ratio, capital requirements, financial condition, prospects and other factors that our board of directors may deem relevant.

Cash Flow Overview

	First Six Months
(in thousands)	2020	2019
Net cash provided by operating activities	$101,286	$80,092
Net cash used in investing activities	(29,390)	(19,812)
Net cash provided by (used in) financing activities	50,526	(75,624)
Effect of exchange rate changes on cash and cash equivalents	(1,694)	392
Increase (decrease) in cash and cash equivalents	120,728	(14,952)
Cash and cash equivalents at beginning of period	531,139	489,733
Cash and cash equivalents at end of period	$651,867	$474,781

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $101.3 million for the six months ended June 27, 2020, compared to $80.1 million during the six months ended June 29, 2019. The increase in net cash provided by operating activities was primarily due to lower annual incentive payments and favorable changes in net working capital driven by the timing of collections of accounts receivable and changes in accounts payable partially offset by lower earnings largely due to the impact of COVID-19.

Cash Flow from Investing Activities

Net cash used in investing activities was $29.4 million for the six months ended June 27, 2020 compared to $19.8 million during the six months ended June 29, 2019. Capital expenditures were $29.5 million, representing an increase of $4.2 million compared to 2019. During the six months ended June 29, 2019, the Company received proceeds of $6.4 million from the sale of a property within the Industrial segment.

Cash Flow from Financing Activities

Net cash provided by financing activities was $50.5 million for the six months ended June 27, 2020 compared to net cash used in financing activities of $75.6 million for the six months ended June 29, 2019. During the six months ended June 27, 2020, the company borrowed $100.0 million from its revolving credit facility to preserve financial flexibility and enhance liquidity, given the increasing levels of uncertainty related to COVID-19. On April 3, 2020, the Company amended the Credit Agreement to eliminate the $200.0 million unsecured term loan credit facility, with the remaining outstanding balance of $140.0 million repaid in full on April 3, 2020 through a new borrowing of $140.0 million under the recently amended revolving credit facility. The Company made principal payments of $5.0 million and $7.5 million on the term loan during the six months ended June 27, 2020 and June 29, 2019, respectively. For the six months ended June 27, 2020 and June 29, 2019, the Company repurchased 175,110 and 268,130 shares of its common stock totaling $22.9 million and $45.5 million, respectively, but made payments of $49.9 million related to settled share repurchases during the six months ended June 29, 2019. Additionally, dividends paid increased $2.1 million from $21.3 million in the six months ended June 29, 2019 to $23.4 million for the six months ended June 27, 2020.

Share Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a program for the period May 1, 2018 to April 30, 2019 ("2018 program"). On April 26, 2019, the Company's Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2019 to April 30, 2020 ("2019 program") to replace its previous expired 2018 program. On April 23, 2020, the Company's Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2020 to April 30, 2021 (the "2020 program") to replace its previous expired 2019 program. The 2019 program expired on April 30, 2020 with 324,890 of authorized repurchases remaining. The Company has suspended share repurchases for the near-term due to the uncertainty of the impact and duration of COVID-19 and to focus on other capital allocation priorities.

The Company did not repurchase shares of its common stock during the three months ended June 27, 2020, and for the three months ended June 29, 2019, the Company repurchased 188,214 shares of its common stock totaling $32.0 million. For the six months ended June 27, 2020 and June 29, 2019, the Company repurchased 175,110 and 268,130 shares of its common stock totaling $22.9 million and $45.5 million, respectively.

Off-Balance Sheet Arrangements

As of June 27, 2020, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 28, 2019. During the six months ended June 27, 2020, there were no significant changes in the application of critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 28, 2019. During the six months ended June 27, 2020, there have been no material changes in our exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 27, 2020, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

On May 1, 2019, the Company announced that its Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2019 to April 30, 2020 ("2019 program"). On April 29, 2020, the Company announced that its Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the

Company's common stock for the period May 1, 2020 to April 30, 2021 (the "2020 program") to replace its previous expired 2019 program. There were 324,890 shares authorized to be repurchased under the 2019 program when it expired.

The Company did not repurchase shares of its common stock during the three months ended June 27, 2020. There are 1,000,000 shares available to be repurchased as of June 27, 2020 under the 2020 program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description

10.1
Amended and Restated Credit Agreement, dated as of April 3, 2020, by and among Littelfuse, Inc., certain subsidiaries of the company, as designated borrowers, certain subsidiaries of the company, as guarantors, the lenders party thereto and Bank of America, N.A., as agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as senior documentation agent, BMO Harris Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, BofA Securities, Inc. as sole bookrunner and joint lead arranger, and JPMorgan Chase Bank, N.A., as joint lead arranger (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2020, Commission File No. 20388).+

10.2
Form of Restricted Stock Unit Award Agreement (Tier I) under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 24, 2020, Commission File No. 20388). ++

10.3
Form of Option Award Agreement (Tier I) under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 24, 2020, Commission File No. 20388). ++

10.4
Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 24, 2020, Commission File No. 20388). ++

10.5
Form of Option Award Agreement (Non-Employee Director) under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 24, 2020, Commission File No. 20388). ++

10.6
Form of Restricted Stock Unit Award Agreement (Tier II) under the Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed April 29, 2020, Commission File No. 20388). ++

10.7
Form of Restricted Stock Unit Award Agreement (IXYS Tier II) under the IXYS Corporation Equity Incentive Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed April 29, 2020, Commission File No. 20388). ++

10.8*	Form of Retention Stock Option Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan. ++

10.9*	Form of Retention Stock Option Award Agreement under the IXYS Corporation Equity Incentive Plan. ++

10.10*	Form of Retention Restricted Stock Unit Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan. ++

10.11*	Form of Retention Restricted Stock Unit Award Agreement under the IXYS Corporation Equity Incentive Plan. ++

31.1*	Certification of David W. Heinzmann, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Meenal A. Sethna, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from LITTELFUSE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net (Loss) Income, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders Equity , (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in Inline XBRL.

+	Certain schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC. The registrant agrees to furnish supplementary a copy of any omitted schedule or exhibit to the SEC upon request.
++	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Meenal A. Sethna
Meenal A. Sethna
Executive Vice President and Chief Financial Officer

Date: July 29, 2020	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Vice President and Chief Accounting Officer