Form 10-Q
period 2020-09-26
LITTELFUSE INC /DE
filed 2020-10-28
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X]

As of October 23, 2020, the registrant had outstanding 24,375,049 shares of Common Stock, net of Treasury Shares.

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 26, 2020 (unaudited) and December 28, 2019	3
	Condensed Consolidated Statements of Net Income for the three and nine months ended September 26, 2020 (unaudited) and September 28, 2019 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 26, 2020 (unaudited) and September 28, 2019 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2020 (unaudited) and September 28, 2019 (unaudited)	6
	Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 26, 2020 (unaudited) and September 28, 2019 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
Signatures		39

LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands)	September 26, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$641,890	$531,139
Short-term investments	52	44
Trade receivables, less allowances of $42,737 and $42,043 at September 26, 2020 and December 28, 2019, respectively	231,930	202,309
Inventories	243,832	237,507
Prepaid income taxes and income taxes receivable	1,218	4,831
Prepaid expenses and other current assets	30,012	28,564
Total current assets	1,148,934	1,004,394
Net property, plant, and equipment	339,870	344,617
Intangible assets, net of amortization	296,159	321,247
Goodwill	799,791	820,589
Investments	26,066	24,099
Deferred income taxes	7,173	8,069
Right of use lease assets, net	18,811	21,918
Other assets	17,566	14,965
Total assets	$2,654,370	$2,559,898
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$120,938	$117,320
Accrued liabilities	98,437	84,120
Accrued income taxes	15,231	14,122
Current portion of long-term debt	—	10,000
Total current liabilities	234,606	225,562
Long-term debt, less current portion	725,507	669,158
Deferred income taxes	46,584	49,763
Accrued post-retirement benefits	40,279	38,198
Non-current operating lease liabilities	14,193	17,166
Other long-term liabilities	63,639	64,037
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, September 26, 2020–26,015,067; December 28, 2019–25,855,203	258	256
Treasury stock, at cost: 1,644,103 and 1,473,901 shares, respectively	(242,323)	(216,447)
Additional paid-in capital	891,924	867,996
Accumulated other comprehensive loss	(107,238)	(106,823)
Retained earnings	986,810	950,901
Littelfuse, Inc. shareholders’ equity	1,529,431	1,495,883
Non-controlling interest	131	131
Total equity	1,529,562	1,496,014
Total liabilities and equity	$2,654,370	$2,559,898

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$391,566	$361,971	$1,044,999	$1,165,350
Cost of sales	253,390	231,025	684,012	737,368
Gross profit	138,176	130,946	360,987	427,982

Selling, general, and administrative expenses	50,465	54,224	158,832	174,845
Goodwill impairment charge	—	—	33,841	—
Research and development expenses	13,049	19,728	41,044	62,595
Amortization of intangibles	10,104	9,827	29,912	30,068
Total operating expenses	73,618	83,779	263,629	267,508
Operating income	64,558	47,167	97,358	160,474

Interest expense	4,988	5,559	16,261	16,834
Foreign exchange (gain) loss	(6,174)	4,968	(9,600)	5,636
Other income, net	(1,682)	(4,764)	(1,643)	(3,406)
Income before income taxes	67,426	41,404	92,340	141,410
Income taxes	12,070	5,757	21,331	24,982
Net income	$55,356	$35,647	$71,009	$116,428

Income per share:
Basic	$2.27	$1.46	$2.92	$4.72
Diluted	$2.25	$1.44	$2.89	$4.68

Weighted-average shares and equivalent shares outstanding:
Basic	24,357	24,482	24,354	24,646
Diluted	24,573	24,684	24,535	24,894

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$55,356	$35,647	$71,009	$116,428
Other comprehensive income (loss):
Pension and postemployment adjustment, net of tax	563	137	(9,715)	249
Foreign currency translation adjustments	16,418	(17,163)	9,300	(14,933)
Comprehensive income	$72,337	$18,621	$70,594	$101,744

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019
OPERATING ACTIVITIES
Net income	$71,009	$116,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,953	38,988
Amortization of intangibles	29,912	30,068
Deferred revenue	(438)	(228)
Impairment charges	36,078	322
Stock-based compensation	14,544	15,738
(Gain) loss on investments and other assets	(1,200)	559
Deferred income taxes	1,567	(203)
Other	(8,549)	8,267
Changes in operating assets and liabilities:
Trade receivables	(29,362)	2,781
Inventories	(1,611)	18,102
Accounts payable	6,661	(29,453)
Accrued liabilities and income taxes	(2,095)	(44,241)
Prepaid expenses and other assets	5,787	3,735
Net cash provided by operating activities	164,256	160,863

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(775)
Purchases of property, plant, and equipment	(41,536)	(38,397)
Net proceeds from sale of property, plant and equipment	148	6,212
Net cash used in investing activities	(41,388)	(32,960)

FINANCING ACTIVITIES
Proceeds of revolving credit facility	240,000	—
Payments of revolving credit facility	(60,000)	—
Payments of term loan	(145,000)	(7,500)
Net proceeds related to stock-based award activities	6,437	4,412
Purchases of common stock	(22,927)	(99,387)
Debt issuance costs	(1,786)	—
Cash dividends paid	(35,100)	(32,990)
Net cash used in financing activities	(18,376)	(135,465)
Effect of exchange rate changes on cash and cash equivalents	6,259	(6,114)
Increase (decrease) in cash and cash equivalents	110,751	(13,676)
Cash and cash equivalents at beginning of period	531,139	489,733
Cash and cash equivalents at end of period	$641,890	$476,057
Supplementary Cash Flow Information
Cash paid during the period for interest	$17,228	$17,872
Capital expenditures, not yet paid	$6,267	$8,978

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss) Income	Retained Earnings	Non-controlling Interest	Total
Balance at December 28, 2019	$256	$867,996	$(216,447)	$(106,823)	$950,901	$131	$1,496,014
Net income	—	—	—	—	24,644	—	24,644
Other comprehensive loss, net of tax	—	—	—	(14,979)	—	—	(14,979)
Stock-based compensation	—	2,965	—	—	—	—	2,965
Withheld shares on restricted share units for withholding taxes	—	—	(443)	—	—	—	(443)
Stock options exercised	—	3,399	—	—	—	—	3,399
Repurchases of common stock	—	—	(22,927)	—	—	—	(22,927)
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,725)	—	(11,725)
Balance at March 28, 2020	$256	$874,360	$(239,817)	$(121,802)	$963,820	$131	$1,476,948
Net loss	—	—	—	—	(8,991)	—	(8,991)
Other comprehensive loss, net of tax	—	—	—	(2,417)	—	—	(2,417)
Stock-based compensation	—	7,887	—	—	—	—	7,887
Withheld shares on restricted share units for withholding taxes	—	—	(2,375)	—	—	—	(2,375)
Stock options exercised	1	3,059	—	—	—	—	3,060
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,678)	—	(11,678)
Balance at June 27, 2020	$257	$885,306	$(242,192)	$(124,219)	$943,151	$131	$1,462,434
Net income	—	—	—	—	55,356	—	55,356
Other comprehensive income, net of tax	—	—	—	16,981	—	—	16,981
Stock-based compensation	—	3,692	—	—	—	—	3,692
Withheld shares on restricted share units for withholding taxes	—	—	(131)	—	—	—	(131)
Stock options exercised	1	2,926	—	—	—	—	2,927
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,697)	—	(11,697)
Balance at September 26, 2020	$258	$891,924	$(242,323)	$(107,238)	$986,810	$131	$1,529,562

See accompanying Notes to Condensed Consolidated Financial Statements.

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss) Income	Retained Earnings	Non-controlling Interest	Total
Balance at December 29, 2018	$254	$835,828	$(116,454)	$(97,924)	$856,507	$131	$1,478,342
Net income	—	—	—	—	36,989	—	36,989
Other comprehensive loss, net of tax	—	—	—	8,073	—	—	8,073
Stock-based compensation	—	3,966	—	—	—	—	3,966
Withheld shares on restricted share units for withholding taxes	—	—	(94)	—	—	—	(94)
Stock options exercised	—	2,292	—	—	—	—	2,292
Repurchases of common stock	—	—	(13,555)	—	—	—	(13,555)
Cash dividends paid ($0.43 per share)	—	—	—	—	(10,625)	—	(10,625)
Balance at March 30, 2019	$254	$842,086	$(130,103)	$(89,851)	$882,871	$131	$1,505,388
Net income	—	—	—	—	43,792	—	43,792
Other comprehensive loss, net of tax	—	—	—	(5,731)	—	—	(5,731)
Stock-based compensation	—	8,284	—	—	—	—	8,284
Withheld shares on restricted share units for withholding taxes	—	—	(4,010)	—	—	—	(4,010)
Stock options exercised	1	4,822	—	—	—	—	4,823
Repurchases of common stock	—	—	(31,955)	—	—	—	(31,955)
Cash dividends paid ($0.43 per share)	—	—	—	—	(10,649)	—	(10,649)
Balance at June 29, 2019	$255	$855,192	$(166,068)	$(95,582)	$916,014	$131	$1,509,942
Net income	—	—	—	—	35,647	—	35,647
Other comprehensive loss, net of tax	—	—	—	(17,026)	—	—	(17,026)
Stock-based compensation	—	3,488	—	—	—	—	3,488
Withheld shares on restricted share units for withholding taxes	—	—	(790)	—	—	—	(790)
Stock options exercised	1	2,191	—	—	—	—	2,192
Repurchases of common stock	—	—	(49,526)	—	—	—	(49,526)
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,715)	—	(11,715)
Balance at September 28, 2019	$256	$860,871	$(216,384)	$(112,608)	$939,946	$131	$1,472,212

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

Revenue Recognition

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three and nine months ended September 26, 2020 and September 28, 2019:

	Three Months Ended September 26, 2020				Nine Months Ended September 26, 2020
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$108,253	$—	$—	$108,253	$285,697	$—	$—	$285,697
Electronics – Semiconductor	147,096	—	—	147,096	407,112	—	—	407,112
Passenger Car Products	—	52,691	—	52,691	—	135,645	—	135,645
Automotive Sensors	—	26,093	—	26,093	—	64,166	—	64,166
Commercial Vehicle Products	—	25,940	—	25,940	—	71,682	—	71,682
Industrial Products	—	—	31,493	31,493	—	—	80,697	80,697
Total	$255,349	$104,724	$31,493	$391,566	$692,809	$271,493	$80,697	$1,044,999

	Three Months Ended September 28, 2019				Nine Months Ended September 28, 2019
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$94,766	$—	$—	$94,766	$311,624	$—	$—	$311,624
Electronics – Semiconductor	132,486	—	—	132,486	440,575	—	—	440,575
Passenger Car Products	—	53,889	—	53,889	—	164,348	—	164,348
Automotive Sensors	—	23,877	—	23,877	—	74,616	—	74,616
Commercial Vehicle Products	—	26,915	—	26,915	—	87,850	—	87,850
Industrial Products	—	—	30,038	30,038	—	—	86,337	86,337
Total	$227,252	$104,681	$30,038	$361,971	$752,199	$326,814	$86,337	$1,165,350

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

In August 2018, the FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirement for Fair Value Measurement." ASU 2018-13 modifies the disclosure requirements in Topic 820: "Fair Value Measurement," based on the FASB Concepts Statement, "Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements," including consideration of costs and benefits. The new standard removes certain disclosures, modifies other disclosures and adds additional disclosures related to fair value measurement. The Company adopted the new standard on December 29, 2019. The adoption of ASU 2018-13 did not have a material impact on our Condensed Consolidated Financial Statements.
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

2. Inventories

The components of inventories at September 26, 2020 and December 28, 2019 are as follows:

(in thousands)	September 26, 2020	December 28, 2019
Raw materials	$81,849	$76,732
Work in process	90,494	84,561
Finished goods	105,425	110,388
Inventory Reserves	(33,936)	(34,174)
Total	$243,832	$237,507

3. Property, Plant, and Equipment

The components of net property, plant, and equipment at September 26, 2020 and December 28, 2019 are as follows:

(in thousands)	September 26, 2020	December 28, 2019
Land	$23,438	$24,758
Building	122,914	108,501
Equipment	656,681	631,273
Accumulated depreciation and amortization	(463,163)	(419,915)
Total	$339,870	$344,617

The Company recorded depreciation expense of $14.2 million and $13.3 million for the three months ended September 26, 2020 and September 28, 2019, respectively, and $42.0 million and $39.0 million for nine months ended September 26, 2020 and September 28, 2019, respectively.

4. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by segment for the nine months ended September 26, 2020 are as follows:

(in thousands)	Electronics	Automotive	Industrial	Total
As of December 28, 2019	$650,796	$131,321	$38,472	$820,589
Impairments	—	(33,841)	—	(33,841)
Currency translation	11,122	1,988	(67)	13,043
As of September 26, 2020	$661,918	$99,468	$38,405	$799,791

The Company tests its goodwill annually for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the second quarter of 2020, the Company recorded a non-cash charge of $33.8 million to recognize the impairment of goodwill in the automotive sensors reporting unit within the Automotive segment. The goodwill impairment charge was due to reductions in the estimated fair value for the automotive sensors reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to the expectations of the 2019 annual goodwill impairment test. These lower future expectations were driven by projected extended declines in end market demand due to the COVID-19 pandemic. In addition, during the second quarter of 2020, certain customers notified the Company of their decision to delay future programs along with a customer canceling their existing program. The goodwill impairment charge was determined using Level 3 inputs, including discounted cash flow analysis and comparable marketplace fair value data. As of September 26, 2020, the automotive sensors reporting unit had $9.4 million of remaining goodwill.

The components of other intangible assets as of September 26, 2020 and December 28, 2019 are as follows:

	As of September 26, 2020
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$9,913	$1,895	$8,018
Patents, licenses and software	133,737	$88,142	$45,595
Distribution network	43,547	38,107	5,440
Customer relationships, trademarks, and tradenames	365,300	128,194	237,106
Total	$552,497	$256,338	$296,159

	As of December 28, 2019
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$9,649	$1,730	$7,919
Patents, licenses and software	131,164	78,828	52,336
Distribution network	43,239	36,163	7,076
Customer relationships, trademarks, and tradenames	360,534	106,618	253,916
Total	$544,586	$223,339	$321,247

During the three months ended September 26, 2020 and September 28, 2019, the Company recorded amortization expense of $10.1 million and $9.8 million, respectively. During the nine months ended September 26, 2020 and September 28, 2019, the Company recorded amortization expense of $29.9 million and $30.1 million, respectively.

The Company recognized a $0.3 million non-cash impairment charge in the first quarter of 2020 on a certain patent triggered by the Company’s announcement to consolidate a manufacturing facility within the Industrial segment.

Estimated annual amortization expense related to intangible assets with definite lives as of September 26, 2020 is as follows:

(in thousands)	Amount
2020	$41,742
2021	38,258
2022	37,274
2023	32,492
2024	29,695
2025 and thereafter	146,610
Total	$326,071

5. Accrued Liabilities

The components of accrued liabilities as of September 26, 2020 and December 28, 2019 are as follows:

(in thousands)	September 26, 2020	December 28, 2019
Employee-related liabilities	$49,805	$40,774
Operating lease liability	6,866	7,259
Interest	2,747	5,058
Professional services	2,869	3,986
Restructuring liability	4,542	2,679
Other non-income taxes	3,509	1,940
Other	28,099	22,424
Total	$98,437	$84,120

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

6. Restructuring, Impairment and Other Charges

The Company recorded restructuring, impairment and other charges for the three and nine months ended September 26, 2020 and September 28, 2019 as follows:

	Three months ended September 26, 2020				Nine months ended September 26, 2020
(in thousands)	Electronics	Automotive	Industrial	Total	Electronics	Automotive	Industrial	Total
Employee terminations	$388	$162	$648	$1,198	$2,125	$770	$1,719	$4,614
Other restructuring charges	—	—	79	79	—	108	104	212
Total restructuring charges	388	162	727	1,277	2,125	878	1,823	4,826
Impairment	—	—	—	—	—	33,841	2,237	36,078
Total	$388	$162	$727	$1,277	$2,125	$34,719	$4,060	$40,904

	Three months ended September 28, 2019				Nine months ended September 28, 2019
(in thousands)	Electronics	Automotive	Industrial	Total	Electronics	Automotive	Industrial	Total
Employee terminations	$655	$109	$49	$813	$4,153	$3,955	$770	$8,878
Other restructuring charges	128	1,150	124	1,402	141	1,240	374	1,755
Total restructuring charges	783	1,259	173	2,215	4,294	5,195	1,144	10,633
Impairment	—	322	—	322	—	322	—	322
Total	$783	$1,581	$173	$2,537	$4,294	$5,517	$1,144	$10,955

2020
For the three and nine months ended September 26, 2020, the Company recorded total restructuring charges of $1.3 million and $4.8 million, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions across all segments and the previously announced consolidation of a manufacturing facility within the Industrial segment. The Company also recognized $36.1 million of impairment charges for the nine months ended September 26, 2020, which included a $33.8 million goodwill impairment charge associated with the automotive sensors reporting unit within the Automotive segment in the second quarter of 2020 and a $2.2 million impairment charge related to the land and building associated with the Company’s previously announced consolidation of a manufacturing facility within the Industrial segment in the first quarter of 2020. The impairment charges of the land and building were included in selling, general and administrative expenses. See Note 4, Goodwill and Other Intangible Assets for further discussion regarding the goodwill impairment charge.

2019
For the three and nine months ended September 28, 2019, the Company recorded total restructuring charges of $2.2 million, and $10.6 million, respectively, for employee termination costs and other restructuring charges. These charges primarily related to reorganization of operations and selling, general and administrative functions as well as integration of IXYS within the Electronics segment and the reorganization of operations in the commercial vehicle products and automotive sensors businesses within the Automotive segment.

The restructuring liability as of September 26, 2020 and December 28, 2019 are $4.5 million and $2.7 million, respectively. The restructuring liability is included within accrued liabilities in the Condensed Consolidated Balance Sheets. The Company anticipates the remaining payments associated with employee terminations will primarily be completed by September 2021.

7. Debt

The carrying amounts of debt at September 26, 2020 and December 28, 2019 are as follows:

(in thousands)	September 26, 2020	December 28, 2019
Revolving Credit Facility	$180,000	$—
Term Loan	—	145,000
Euro Senior Notes, Series A due 2023	136,417	129,808
Euro Senior Notes, Series B due 2028	110,766	105,400
U.S. Senior Notes, Series A due 2022	25,000	25,000
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	50,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
Other	2,619	2,619
Unamortized debt issuance costs	(4,295)	(3,669)
Total debt	725,507	679,158
Less: Current maturities	—	(10,000)
Total long-term debt	$725,507	$669,158

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

On October 13, 2017, the Company amended the Credit Agreement to increase the Revolving Credit Facility from $575.0 million to $700.0 million and increase the Term Loan from $125.0 million to $200.0 million and to extend the expiration date from March 4, 2021 to October 13, 2022. The Credit Agreement also included the option for the Company to increase the size of the Revolving Credit Facility and the Term Loan by up to an additional $300.0 million, in the aggregate, subject to the satisfaction of certain conditions set forth in the Credit Agreement. Term Loans could be made in up to two advances. The first advance of $125.0 million occurred on October 13, 2017 and the second advance of $75.0 million occurred on January 16, 2018. For the Term Loan, the Company was required to make quarterly principal payments of 1.25% of the original term loan ($2.5 million quarterly) through maturity, with the remaining balance due on October 13, 2022. The Company paid $5.0 million of principal payments on the term loan before the Company amended the Credit Agreement on April 3, 2020 as discussed below.

On March 25, 2020, the company borrowed $100.0 million from the revolving credit facility to preserve financial flexibility and enhance liquidity, given the increasing levels of uncertainty related to coronavirus disease 2019 ("COVID-19").

On April 3, 2020, the Company amended the Credit Agreement to effect certain changes, including, among others: (i) eliminating the $200.0 million unsecured term loan credit facility, the remaining outstanding balance ($140.0 million) of which was repaid in full on April 3, 2020 through the revolving credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company; (iii) modifying performance-based interest rate margins and undrawn fees; and (iv) extending the maturity date to April 3, 2025. The amended Credit Agreement also allows the Company to increase the size of the revolving credit facility or enter into one or more tranches of term loans if there is no event of default and the Company is in compliance with certain financial covenants. The Company made payments of $60.0 million on the amended revolving credit facility during the three months ended September 26, 2020. The balance under the facility was $180.0 million as of September 26, 2020.

Outstanding borrowings under the amended Credit Agreement bears interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six-month periods, plus 1.25% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.25% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company was also required to pay commitment fees on unused portions of the credit agreement ranging from 0.125% to 0.20%, based on the Consolidated Leverage Ratio, as defined in the agreement. The amended Credit Agreement included representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 1.90% at September 26, 2020.

As of September 26, 2020, the Company had no amount outstanding in letters of credit and had available $245.1 million of borrowing capacity under the Revolving Credit Facility based on financial covenants. At September 26, 2020, the Company was in compliance with all covenants under the Credit Agreement.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At September 26, 2020, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $6.4 million for the three months ended September 26, 2020 and September 28, 2019, and $17.2 million and $17.9 million for the nine months ended September 26, 2020 and September 28, 2019, respectively.

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

The Company has certain convertible debt and convertible preferred stock investments that are accounted for under the cost method reflected in other assets in the Condensed Consolidated Balance Sheets. During the three months ended September 26, 2020, the Company recorded impairment charges of $0.1 million and during the nine months ended September 28, 2019, the Company recorded impairment charges of $2.8 million in Other income, net in the Condensed Consolidated Statements of Net Income to adjust these certain investments to their estimated fair value. As of September 26, 2020 and December 28, 2019, the balances of these investments were $0.5 million and $0.4 million, respectively. The fair value of these investments are measured on a nonrecurring basis using Level 3 inputs under the fair value hierarchy. The Company's accounting and finance management determines the valuation policies and procedures for Level 3 fair value measurements and is responsible for the development and determination of unobservable inputs.

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

There were no changes during the quarter ended September 26, 2020 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. On October 30, 2019, the Company entered a foreign currency exchange forward contract to mitigate the currency fluctuation risk between the Chinese renminbi and U.S. dollar. The foreign currency contract was not designated as a hedge instrument and was marked to market on a monthly basis. The notional value of the forward contracts at December 28, 2019 was $16.0 million and expired on May 5, 2020. On March 23, 2020, the Company unwound the foreign currency exchange forward contract entered on October 30, 2019 and recognized a gain of $0.2 million within Other income, net during the nine months ended September 26, 2020. The fair value of the foreign currency forward contract was valued using market exchange rates and classified as a Level 2 input under the fair value hierarchy.

As of September 26, 2020 and December 28, 2019, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of September 26, 2020:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents	$92,472	$—	$—	$92,472
Investments in equity securities	15,042	—	—	15,042
Mutual funds	11,692	—	—	11,692

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 28, 2019:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents	$118,999	$—	$—	$118,999
Investments in equity securities	12,969	—	—	12,969
Mutual funds	10,464	—	—	10,464

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s revolving and term loan debt facilities’ fair values approximate book value at September 26, 2020 and December 28, 2019, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of September 26, 2020 and December 28, 2019 were as follows:

	September 26, 2020		December 28, 2019
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series A due 2023	$136,417	$136,686	$129,808	$131,710
Euro Senior Notes, Series B due 2028	110,766	114,947	105,400	110,336
USD Senior Notes, Series A due 2022	25,000	25,460	25,000	25,054
USD Senior Notes, Series B due 2027	100,000	109,367	100,000	102,548
USD Senior Notes, Series A due 2025	50,000	53,323	50,000	50,775
USD Senior Notes, Series B due 2030	125,000	138,340	125,000	127,701

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

The second quarter of 2020 goodwill impairment charge was the result of measuring a reporting unit at fair value on a nonrecurring basis as shown below:

	Nine Months Ended September 26, 2020		September 26, 2020
(in thousands)	Impairment Charge	Estimated Fair Value Measurement (Level 3)	Carrying Value
Goodwill	$33,841	$8,953	$9,449

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

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other income,, net in the Condensed Consolidated Statements of Net Income. The components of net periodic benefit cost for the three and nine months ended September 26, 2020 and September 28, 2019 were as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Components of net periodic benefit cost:
Service cost	$615	$509	$1,825	$1,523
Interest cost	511	777	1,655	2,374
Expected return on plan assets	(422)	(773)	(1,551)	(2,384)
Amortization of prior service and net actuarial loss	279	60	688	184
Net periodic benefit cost	$983	$573	$2,617	$1,697

The Company expects to make approximately $2.3 million of cash contributions to its pension plans in 2020.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. The Company recorded $0.5 million and $0.2 million expense for the three months ended September 26, 2020 and September 28, 2019, respectively, and $1.5 million and $0.6 million expense for the nine months ended September 26, 2020 and September 28, 2019, respectively, in Cost of Sales and Other income, net within the Condensed Consolidated Statements of Net Income. For three and nine months ended September 26, 2020, the pre-tax amounts recognized in other comprehensive income (loss) as components of net periodic benefit costs for these plans were $0.2 million and $0.5 million.

On April 7, 2020, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company will be required to pay and administer pension payments to certain of the Company’s U.K. pension plan participants, or their designated beneficiaries, who have been receiving pension payments. The purchase of this group annuity contract will reduce the Company’s outstanding pension benefit obligation by approximately $36 million, representing approximately 30% of the total obligations of the Company’s qualified pension plans, and will be funded with pension plan assets and additional cash on hand. In connection with this transaction, the Company will record a one-time non-cash settlement charge in the second half of 2021 currently estimated between $18 million and $22 million, reflecting the accelerated recognition of unamortized actuarial losses in the plan. The actual settlement charge could differ from this estimate due to final data and plan wind-up expenses. Due to the signing of the group annuity contract being a significant change in the U.K. pension plan, the liabilities of the plan were remeasured as of April 6, 2020 resulting in an increase of $13.4 million (£10.9 million) to both the net pension liability and unamortized actuarial loss within other comprehensive income (loss) during the second quarter. Additionally, the Company made a cash contribution of $10.4 million (£8.4 million) under this agreement during the second quarter.

10. Other Comprehensive Income

Changes in other comprehensive income (loss) by component were as follows:

(in thousands)	Three Months Ended September 26, 2020			Three Months Ended September 28, 2019
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$273	$(290)	$563	$155	$18	$137
Foreign currency translation adjustments	16,418	—	16,418	(17,163)	—	(17,163)
Total change in other comprehensive income (loss)	$16,691	$(290)	$16,981	$(17,008)	$18	$(17,026)

(in thousands)	Nine Months Ended September 26, 2020			Nine Months Ended September 28, 2019
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$(12,270)	$(2,555)	$(9,715)	$278	$29	$249
Foreign currency translation adjustments	9,300	—	9,300	(14,933)	—	(14,933)
Total change in other comprehensive loss	$(2,970)	$(2,555)	$(415)	$(14,655)	$29	$(14,684)

Due to the signing of the group annuity contract being a significant change in the U.K. pension plan, the liabilities of the plan were remeasured as of April 6, 2020 resulting in an increase of $13.4 million to unamortized actuarial loss within other comprehensive income (loss). See Note 9, Benefits Plans for further discussion.

The following tables set forth the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 26, 2020 and September 28, 2019:

(in thousands)	Pension and postretirement liability and reclassification adjustments	Foreign currency translation adjustment	Accumulated other comprehensive (loss) income
Balance at December 28, 2019	$(18,046)	$(88,777)	$(106,823)
Activity in the period	(9,715)	9,300	(415)
Balance at September 26, 2020	$(27,761)	$(79,477)	$(107,238)

(in thousands)	Pension and postretirement liability and reclassification adjustments	Foreign currency translation adjustment	Accumulated other comprehensive (loss) income
Balance at December 29, 2018	$(9,959)	$(87,965)	$(97,924)
Activity in the period	249	(14,933)	(14,684)
Balance at September 28, 2019	$(9,710)	$(102,898)	$(112,608)

Amounts reclassified from accumulated other comprehensive income (loss) to earnings for the three and nine months ended September 26, 2020 and September 28, 2019 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Pension and Postemployment plans:
Amortization of prior service and net actuarial loss	$452	$60	$1,226	$184

The Company recognizes the amortization of prior service costs in Other income, net within the Condensed Consolidated Statements of Net Income.

11. Income Taxes

The effective tax rate for the three and nine months ended September 26, 2020 was 17.9% and 23.1% respectively, compared to the effective tax rate for the three and nine months ended September 28, 2019 of 13.9% and 17.7%. The effective tax rates for the 2020 periods are higher than the effective tax rates for the comparable 2019 periods, primarily due to the impact of the goodwill impairment charge of $33.8 million that was recorded in the second quarter of 2020, the substantial majority of which did not result in a tax benefit in the annual estimated effective tax rate, as well as a reduction in the forecasted income earned in lower tax jurisdictions in 2020 driven by the uncertainty resulting from the impact of COVID-19.

The effective tax rate for the first nine months of 2020 is higher than the applicable U.S. statutory tax rate primarily due to the impact of the goodwill impairment charge of $33.8 million that was recorded in the second quarter of 2020, the substantial majority of which did not result in a tax benefit in the annual estimated effective tax rate, as well as the forecasted impact of non-U.S. losses and expenses with no tax benefit and the U.S. global intangible low-taxed income tax provisions (in the 2019 comparable period the impact of these items was more than offset by the impact of income earned in lower tax jurisdictions), offset in part by the impact of income earned in lower tax jurisdictions.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Numerator:
Net income as reported	$55,356	$35,647	$71,009	$116,428

Denominator:
Weighted average shares outstanding
Basic	24,357	24,482	24,354	24,646
Effect of dilutive securities	216	202	181	248
Diluted	24,573	24,684	24,535	24,894

Earnings Per Share:
Basic earnings per share	$2.27	$1.46	$2.92	$4.72
Diluted earnings per share	$2.25	$1.44	$2.89	$4.68

Potential shares of common stock relating to stock options and restricted share units excluded from the earnings per share calculation because their effect would be anti-dilutive were 290,262 and 205,516 for the three months ended September 26, 2020 and September 28, 2019, respectively, and 194,857 and 147,090 for the nine months ended September 26, 2020 and September 28, 2019, respectively.

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

The Company did not repurchase any shares of its common stock for the three months ended September 26, 2020. During the three months ended September 28, 2019, the Company repurchased 311,786 shares of its common stock totaling $49.5 million. For the nine months ended September 26, 2020 and September 28, 2019, the Company repurchased 175,110 and 579,916 shares of its common stock totaling $22.9 million and $95.0 million, respectively.

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

	For the Three Months Ended September 26, 2020			For the Three Months Ended September 28, 2019
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.4	$—	$—	$0.2	$—	$—
Purchase material/service from related party	0.8	—	2.4	0.8	0.1	1.7

	For the Nine Months Ended September 26, 2020			For the Nine Months Ended September 28, 2019
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$1.1	$—	$—	$0.4	$—	$—
Purchase material/service from related party	1.8	—	5.8	2.4	0.3	5.5

	September 26, 2020			December 28, 2019
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Accounts Receivable balance	$0.1	$—	$—	$—	$—	$—
Accounts Payable balance	0.1	—	0.1	0.2	—	0.1

Additionally, the Company has certain cost method investments in VTOOL Ltd. and Securepush Ltd. with a total book value of $0.5 million as of September 26, 2020 and one member of the Company’s Board of Directors is currently an investor and a director of VTOOL Ltd. and Securepush Ltd.

On April 26, 2019, the Company sold its subsidiary Microwave Technology, LLC. (“MWT”) resulting in a loss on disposal of $2.6 million reflected in Other income, net in the Condensed Consolidated Statements of Net Income. The operations of MWT were included in the Electronics segment. One member of the Company’s Board of Directors is an owner of a company that purchased MWT.

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

Segment information is summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales
Electronics	$255,349	$227,252	$692,809	$752,199
Automotive	104,724	104,681	271,493	326,814
Industrial	31,493	30,038	80,697	86,337
Total net sales	$391,566	$361,971	$1,044,999	$1,165,350

Depreciation and amortization
Electronics	$15,819	$14,960	$46,967	45,031
Automotive	7,370	7,067	21,628	20,848
Industrial	1,140	1,061	3,270	3,177
Total depreciation and amortization	$24,329	$23,088	$71,865	$69,056

Operating income
Electronics	$45,860	$34,567	$110,783	$127,233
Automotive	15,383	11,437	20,642	34,987
Industrial	4,898	6,822	8,409	16,158
Other(a)	(1,583)	(5,659)	(42,476)	(17,904)
Total operating income	64,558	47,167	97,358	160,474
Interest expense	4,988	5,559	16,261	16,834
Foreign exchange (gain) loss	(6,174)	4,968	(9,600)	5,636
Other income, net	(1,682)	(4,764)	(1,643)	(3,406)
Income before income taxes	$67,426	$41,404	$92,340	$141,410

(a) Included in “Other” Operating income for the third quarter of 2020 is $0.3 million ($1.6 million year-to-date) of acquisition-related and integration charges related to the IXYS acquisition and other contemplated acquisitions. In addition, there was $1.3 million ($40.9 million year-to-date) of restructuring, impairment and other charges, primarily related to employee termination costs of $1.2 million ($4.6 million year-to-date), and other restructuring charges of $0.1 million ($0.2 million year-to-date), the goodwill impairment charge of $33.8 million recorded in the second quarter associated with the automotive sensors reporting unit within the Automotive segment, and impairment charges of $2.2 million recorded in the first quarter associated with the announced consolidation of a manufacturing facility within the Industrial segment. See Note 4, Goodwill and Other Intangible Assets and Note 6, Restructuring, Impairment and Other Charges, for further discussion.

Included in "Other" Operating income for the third quarter of 2019 is $3.2 million ($6.9 million year-to-date) of acquisition integration charges primarily related to the IXYS acquisition. In addition, there were $2.5 million ($11.0 million year-to-date) of restructuring charges primarily related to employee termination costs.

The Company’s net sales by country were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales
United States	$106,121	$105,292	$285,901	$340,811
China	126,506	101,960	314,547	316,553
Other countries(a)	158,939	154,719	444,551	507,986
Total net sales	$391,566	$361,971	$1,044,999	$1,165,350

 The Company’s long-lived assets by country were as follows:

(in thousands)	September 26, 2020	December 28, 2019
Long-lived assets
United States	$52,009	$58,081
China	82,956	88,306
Mexico	68,346	73,096
Germany	37,611	36,025
Philippines	64,171	51,738
Other countries(a)	34,777	37,371
Total long-lived assets	$339,870	$344,617

The Company’s additions to long-lived assets by country were as follows:

	Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019
Additions to long-lived assets
United States	$2,712	$4,972
China	6,414	12,418
Mexico	7,291	12,650
Germany	3,793	4,335
Philippines	15,331	9,546
Other countries(a)	1,152	3,454
Total additions to long-lived assets	$36,693	$47,375

(a)Each country included in other countries is less than 10% of net sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).

Certain statements in this section and other parts of this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the federal securities laws and are entitled to the safe-harbor provisions of the PSLRA. These statements include statements regarding the Company’s future performance, as well as management's expectations, beliefs, intentions, plans, estimates or projections relating to the future. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy, although not all forward-looking statements contain such terms. The Company cautions that forward-looking statements, which speak only as of the date they are made, are subject to risks, uncertainties and other factors, and actual results and outcomes may differ materially from those indicated or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks and uncertainties relating to general economic conditions; the severity and duration of the coronavirus disease 2019 ("COVID-19") pandemic and the measures taken in response thereto and the effects of those items on the Company’s business; product demand and market acceptance; economic conditions; the impact of competitive products and pricing; product quality problems or product recalls; capacity and supply difficulties or constraints; coal mining exposures reserves; failure of an indemnification for environmental liability; exchange rate fluctuations; commodity price fluctuations; the effect of the Company's accounting policies; labor disputes; restructuring costs in excess of expectations; pension plan asset returns less than assumed; uncertainties related to political or regulatory changes; integration of acquisitions may not be achieved in a timely manner, or at all; and other risks that may be detailed in Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, the Company's Annual Report on Form 10-K for the year ended December 28, 2019, and the Company's other filings and submissions with the Securities and Exchange Commission. The Company does not undertake any obligation to update or revise any forward-looking statements to reflect future events or circumstances, new information or otherwise.

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

Executive Summary

For the third quarter of 2020, the Company recognized net sales of $391.6 million compared to $362.0 million in the third quarter of 2019 representing an increase of $29.6 million, or 8.2%. The increase was primarily driven by higher volume in Electronics segment, and $4.4 million or 1.2% of favorable changes in foreign exchange rates. The Company recognized net income of $55.4 million, or $2.25 per diluted share, in the third quarter of 2020 compared to net income of $35.6 million, or $1.44 per diluted share in the third quarter of 2019. The increase in net income reflects higher operating income in the Electronics and Automotive segments, higher foreign exchange gains and lower acquisition-related and integration charges.

The Company continues to take actions to improve its cost structure. The Company expects to realize cost savings from the restructuring activities taken during 2019 and 2020, including the reorganization of certain research and development, selling and administrative functions across all segments. The Company is also in process of several restructuring activities across its manufacturing and supply chain footprint, including the consolidation of a manufacturing facility within the Industrial Segment, which is expected to be completed in the first half of 2021.

Net cash provided by operating activities was $164.3 million for the nine months ended September 26, 2020 as compared to $160.9 million for the nine months ended September 28, 2019. The increase in net cash provided by operating activities was primarily due to lower annual incentive payments and favorable changes in net working capital partially offset by lower earnings largely due to the impact of COVID-19.

On March 25, 2020, the company borrowed $100.0 million from its current revolving credit facility to preserve financial flexibility and enhance liquidity, given the increasing levels of uncertainty related to COVID-19. On April 3, 2020, the Company amended the existing credit agreement to effect certain changes, including, among others: (i) eliminating the $200.0 million unsecured term loan credit facility, the remaining outstanding balance ($140.0 million) of which was repaid in full on April 3, 2020 through the revolving credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company; (iii) modifying performance-based interest rate margins and undrawn fees; and (iv) extending the maturity date to April 3, 2025. The amended credit agreement also allows the Company to increase the size of the revolving credit facility or enter into one or more tranches of term loans if there is no event of default and the Company is in compliance with certain financial covenants. The Company made payments of $60.0 million on the amended revolving credit facility during the three months ended September 26, 2020. The balance under the facility was $180.0 million as of September 26, 2020.

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

Impact of COVID-19 on Business

The Company continued to manage through the COVID-19 impacts during the third quarter, with a lesser impact to its financial results compared to the first six months of 2020. Our manufacturing facilities generally operated at normal capacity levels as production disruptions were minimal during the third quarter. The effects from COVID-19 continued to drive higher freight cost, as well as spending on personal protective equipment ("PPE"), additional personnel and employee transportation costs, partially offset by certain international government subsidies and COVID-19 relief programs.

The Company’s priorities continue to be first, on our associates, their families and the communities in which we operate; second, our customers; and third, long-term financial health of the company. In an effort to protect the health and safety of our employees, the Company has enacted numerous proactive, aggressive actions at its facilities globally, and implemented a number of safety procedures including hygiene and disinfection protocols, social distancing and wearing PPE. The Company expects these actions will continue for the foreseeable future.

During the first half of 2020, governments around the world enacted various measures in an effort to contain COVID-19 and slow its spread. These measures included orders to close all businesses not deemed “essential”, isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities, which disrupted certain of our operating locations in around the world. During the third quarter, all of our manufacturing facilities have been operating and are generally at normal capacity levels.

The Company continues to work with customers to meet production requirements for their products, many of which are considered essential, including healthcare and medical devices, transportation, communication and energy infrastructure.

The Company anticipates that the global health crisis caused by COVID-19 may continue to negatively impact its business activity for the foreseeable future. It is currently difficult to estimate the magnitude of the COVID-19 disruption, if future disruptions will occur due to a resurgence in COVID-19 cases and its impact on our employees, customers, suppliers and vendors. The Company will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and other stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business and operations, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal 2020.

Goodwill Impairment Assessment

The Company performs its annual goodwill impairment tests on the first day of the fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in the value of individual reporting units with goodwill based on each reporting unit’s operating results for the nine months ended September 26, 2020 compared to expected results. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events. Management considered trends in these factors when performing its assessment of whether an interim impairment review was required for any reporting unit. Based on September 26, 2020 interim assessment, Management concluded that no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, a continued global economic slowdown and further business disruption due to COVID-19 could result in changes to expectations of future financial results and key valuation assumptions.

During the second quarter of 2020, the Company recorded a non-cash charge of $33.8 million to recognize the impairment of goodwill in the automotive sensors reporting unit within the Automotive segment. The goodwill impairment charge was due to reductions in the estimated fair value for the automotive sensors reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to the expectations of the 2019 annual goodwill impairment test. These lower future expectations were driven by projected extended declines in end market demand due to the COVID-19 pandemic. In addition, during the second quarter of 2020, certain customers notified the Company of their decision to delay future programs along with a customer canceling an existing program. The goodwill impairment charge was determined using Level 3 inputs, including discounted cash flow analysis and comparable marketplace fair value data. As of September 26, 2020, the automotive sensors reporting unit had $9.4 million of remaining goodwill.

The semiconductor reporting unit has experienced declines in net sales for the nine months ended September 26, 2020 due to temporary shut-downs of its plants as well as outsourced manufacturing partners and lower customer demand primarily due to COVID-19. The Company continues to evaluate the impact of COVID-19 on its long-term expectations for this unit. Further negative developments having a significant impact on the estimated fair value of this reporting unit could result in future goodwill impairment charges. As of the September 30, 2019 annual goodwill impairment test, the semiconductors reporting unit estimated fair value exceeded its book value by approximately 42%. As of September 26, 2020, $473.3 million of goodwill was allocated to the semiconductors reporting unit. The semiconductors reporting unit is included within the Electronics segment.

Risks Related to Market Conditions

While the Company has not historically or currently as of September 26, 2020 had significant credit risk on its accounts receivable, the impact of the COVID-19 pandemic and associated economic slowdown may increase the Company’s credit risk on accounts receivable. It is possible that the Company’s customers may experience liquidity issues which may impact the timing of the collections on receivables. The Company will continue to evaluate how the ongoing pandemic may impact collectability.

Results of Operations

The following table summarizes the Company’s unaudited condensed consolidated results of operations for the periods presented. The third quarter of 2020 includes $0.3 million ($1.6 million year-to-date) of acquisition-related and integration charges related to the IXYS acquisition and other contemplated acquisitions. In addition, there were $1.3 million ($40.9 million year-to-date) of restructuring, impairment and other charges, primarily related employee termination costs of $1.2 million ($4.6 million year-to-date), and other restructuring charges of $0.1 million ($0.2 million year-to-date), the goodwill impairment charge of $33.8 million recorded in the second quarter associated with the automotive sensors reporting unit within the Automotive segment, and impairment charges of $2.2 million recorded in the first quarter associated with the announced consolidation of a manufacturing facility within the Industrial segment.

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

	Third Quarter				First Nine Months
(in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Net sales	$391,566	$361,971	$29,595	8.2%	$1,044,999	$1,165,350	$(120,351)	(10.3)%
Gross profit	138,176	130,946	7,230	5.5%	360,987	427,982	(66,995)	(15.7)%
Operating expenses	73,618	83,779	(10,161)	(12.1)%	263,629	267,508	(3,879)	(1.5)%
Operating income	64,558	47,167	17,391	36.9%	97,358	160,474	(63,116)	(39.3)%
Income before income taxes	67,426	41,404	26,022	62.8%	92,340	141,410	(49,070)	(34.7)%
Income taxes	12,070	5,757	6,313	109.7%	21,331	24,982	(3,651)	(14.6)%
Net income	$55,356	$35,647	$19,709	55.3%	$71,009	$116,428	$(45,419)	(39.0)%

Net Sales

Net sales increased $29.6 million or 8.2% for the third quarter of 2020 compared to the third quarter of 2019 primarily due to higher volume in Electronics segment, and $4.4 million or 1.2% of favorable changes in foreign exchange rates.

Net sales decreased $120.4 million or 10.3% for the first nine months of 2020 compared to the first nine months of 2019 primarily due to lower volume driven by the disruption across the Electronics and Automotive segments due to temporary closures of manufacturing facilities in the first half of the fiscal year resulting from government directives due to the impact of

COVID-19, lower volume across the Electronics segment from electronics distribution partners and end customers reducing excess inventories and production, and lower volume across the Automotive segment due to a decline in global auto production driven by lower global end market demand, and $1.2 million or 0.1% of unfavorable changes in foreign exchange rates.

Gross Profit

Gross profit was $138.2 million, or 35.3% of net sales, in the third quarter of 2020 compared to $130.9 million, or 36.2% of net sales, for the third quarter of 2019. The increase in gross profit is primarily due to higher volume in the Electronics segment, partially offset by higher freight, supplies and other costs due to the impact of COVID-19. The decrease in gross margin is primarily due to unfavorable price and product mix and changes in foreign exchange rates.

Gross profit was $361.0 million, or 34.5% of net sales, in the first nine months of 2020 compared to $428.0 million, or 36.7% of net sales, for the first nine months of 2019. The decrease in gross profit reflected lower volume across all segments. The decrease in gross margin is primarily due to lower volumes across the Electronics and Automotive segments, additional costs associated with government-directed plant shutdowns and supply chain constraints, higher freight, supplies and other costs due to the impact of COVID-19, and unfavorable price and product mix.

Operating Expenses

Total operating expenses were $73.6 million, or 18.8% of net sales, for the third quarter of 2020 compared to $83.8 million, or 23.1% of net sales, for the third quarter of 2019. The decrease in operating expenses of $10.2 million is primarily due to lower research and development expenses of $6.7 million, a reduction in acquisition-related and integration charges of $2.9 million and reduced incentive compensation and travel expenses due to COVID-19.

Total operating expenses were $263.6 million, or 25.2% of net sales, for the first nine months of 2020 compared to $267.5 million, or 23.0% of net sales, for the first nine months of 2019. The decrease in operating expenses of $3.9 million is primarily due to lower research and development expenses of $21.6 million, lower incentive compensation, sales commissions and travel expenses due to COVID-19, and a $5.3 million reduction in acquisition-related and integration charges, partially offset by the second quarter goodwill impairment charge of $33.8 million, or 3.2% of net sales, in the automotive sensors reporting unit within the Automotive segment and impairment charges of $2.2 million related to the Company’s first quarter announcement to consolidate a manufacturing facility within the Industrial segment.

Operating Income

Operating income was $64.6 million, an increase of $17.4 million, or 36.9%, for the third quarter of 2020 compared to $47.2 million for the third quarter of 2019. The increase is primarily due to higher gross margin in the Electronics segment and the lower operating expenses noted above. Operating margins increased from 13.0% in the third quarter of 2019 to 16.5% in the third quarter of 2020 driven by the factors mentioned above.

Operating income was $97.4 million, a decrease of $63.1 million, or 39.3%, for the first nine months of 2020 compared to $160.5 million for the first nine months of 2019. The decrease in operating income is primarily due to lower gross margin across all segments and higher operating expenses noted above. Operating margins decreased from 13.8% in the first nine months of 2019 to 9.3% in the first nine months of 2020 driven by the factors mentioned above. The second quarter goodwill impairment charge of $33.8 million negatively impacted the operating margin by 3.2% for the first nine months of 2020.

Income Before Income Taxes

Income before income taxes was $67.4 million, or 17.2% of net sales, for the third quarter of 2020 compared to $41.4 million, or 11.4% of net sales, for the third quarter of 2019. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily impacted by foreign exchange gains of $6.2 million during the three months ended September 26, 2020 compared to foreign exchange losses of $5.0 million, lower interest expense of $0.6 million, partially offset by lower interest income of $1.1 million and a reduction in investment gains of $1.0 million associated with our equity investments during the three months ended September 26, 2020 compared to the three months ended September 28, 2019.

Income before income taxes was $92.3 million, or 8.8% of net sales, for the first nine months of 2020 compared to $141.4 million, or 12.1% of net sales, for the first nine months of 2019. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was impacted by foreign exchange gains of $9.6 million during the nine months ended September 26, 2020 compared to foreign exchange losses of $5.6 million during the nine months ended

September 28, 2019, impairment charges of $3.1 million for certain other investments and a $2.6 million loss on the disposal of a business within the Electronics segment during the nine months ended September 28, 2019, partially offset by a $1.5 million increase in coal mining reserves, $1.5 million decreases in investment gains associated with our equity investments, and lower interest income of $1.0 million during the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019

Income Taxes

Income tax expense for the third quarter of 2020 was $12.1 million, or an effective tax rate of 17.9%, compared to income tax expense of $5.8 million, or an effective tax rate of 13.9%, for the the third quarter of 2019. The effective tax rate for the third quarter of 2020 is higher than the effective tax rate for the comparable 2019 period, primarily due to the impact of the goodwill impairment charge of $33.8 million that was recorded in the second quarter of 2020, the substantial majority of which did not result in a tax benefit in the annual estimated effective tax rate, as well as a reduction in the forecasted income earned in lower tax jurisdictions in 2020 driven by the uncertainty resulting from the impact of COVID-19.

Income tax expense for the first nine months of 2020 was $21.3 million, or an effective tax rate of 23.1%, compared to income tax expense of $25.0 million, or an effective tax rate of 17.7%, for the first nine months of 2019. The effective tax rate for the first nine months of 2020 is higher than the effective tax rate for the comparable 2019 period, primarily due to the impact of the goodwill impairment charge of $33.8 million that was recorded in the second quarter of 2020, the substantial majority of which did not result in a tax benefit in the annual estimated effective tax rate, as well as a reduction in the forecasted income earned in lower tax jurisdictions in 2020 driven by the uncertainty resulting from the impact of COVID-19.

The effective tax rate for the first nine months of 2020 is higher than the applicable U.S. statutory tax rate primarily due to the impact of the goodwill impairment charge of $33.8 million that was recorded in the second quarter of 2020, the substantial majority of which did not result in a tax benefit in the annual estimated effective tax rate, as well as the forecasted impact of non-U.S. losses and expenses with no tax benefit and the U.S. global intangible low-taxed income tax provisions (in the 2019 comparable period the impact of these items was more than offset by the impact of income earned in lower tax jurisdictions), offset in part by the impact of income earned in lower tax jurisdictions.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Automotive and Industrial. Segment information is described more fully in Note 14, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales by segment:

	Third Quarter				First Nine Months
(in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Electronics	$255,349	$227,252	$28,097	12.4%	$692,809	$752,199	$(59,390)	(7.9)%
Automotive	104,724	104,681	43	—%	271,493	326,814	(55,321)	(16.9)%
Industrial	31,493	30,038	1,455	4.8%	80,697	86,337	(5,640)	(6.5)%
Total	$391,566	$361,971	$29,595	8.2%	$1,044,999	$1,165,350	$(120,351)	(10.3)%

Electronics Segment

Net sales increased $28.1 million, or 12.4%, in the third quarter of 2020 compared to the third quarter of 2019 primarily due to higher volume in the semiconductor and electronics products businesses and favorable changes in foreign exchange rates of $2.4 million.

Net sales decreased $59.4 million, or 7.9%, in the first nine months of 2020 compared to the first nine months of 2019 primarily due to lower volume in the semiconductor and electronics products businesses driven by the production disruption due to temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19, lower volume from electronics distribution partners and end customers reducing excess inventories, and unfavorable changes in foreign exchange rates of $0.6 million.

Automotive Segment

Net sales were flat in the third quarter of 2020 compared to the third quarter of 2019 as favorable changes in foreign exchange rates of $2.0 million and increased volume in auto sensor business were offset by decreased volume in the passenger car products and commercial vehicle businesses.

Net sales decreased $55.3 million, or 16.9%, in the first nine months of 2020 compared to the first nine months of 2019 due to decreased volume across all businesses driven by the production disruption due to temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19, a decline in global auto production driven by lower global end market demand and temporary closures of customer manufacturing facilities, and unfavorable changes in foreign exchange rates of $0.4 million.

Industrial Segment

Net sales increased by $1.5 million, or 4.8%, in the third quarter of 2020 compared to the third quarter of 2019 primarily due to the transfer of the temperature sensor product line totaling $2.3 million which was previously reported in the Electronics segment, partially offset by lower volume in the relay business.

Net sales decreased by $5.6 million, or 6.5%, in the first nine months of 2020 compared to the first nine months of 2019 primarily due to decreased volume across all businesses driven by the production disruption due to temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19 in the first half of 2020, and unfavorable changes in foreign exchange rates of $0.2 million, partially offset by the transfer of the temperature sensor product line in the third quarter of 2020 previously reported in the Electronics segment.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Third Quarter				First Nine Months
(in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Asia-Pacific	$186,956	$158,778	$28,178	17.7%	$483,566	$504,453	$(20,887)	(4.1)%
Americas	123,739	122,754	985	0.8%	333,891	396,683	(62,792)	(15.8)%
Europe	80,871	80,439	432	0.5%	227,542	264,214	(36,672)	(13.9)%
Total	$391,566	$361,971	$29,595	8.2%	$1,044,999	$1,165,350	$(120,351)	(10.3)%

Asia-Pacific

Net sales increased $28.2 million, or 17.7%, in the third quarter of 2020 compared to the third quarter of 2019. The increase in net sales was primarily due to higher volume across all businesses within the Electronics segment, and favorable changes in foreign exchange rates of $1.0 million.

Net sales decreased $20.9 million, or 4.1%, in the first nine months of 2020 compared to the first nine months of 2019. The decrease in net sales was primarily due to lower volume across all businesses within the Electronics segment and lower volume in the passenger car products business within the Automotive segment, and unfavorable changes in foreign exchange rates of $1.1 million.

Americas

Net sales increased $1.0 million, or 0.8%, in the third quarter of 2020 compared to the third quarter of 2019 primarily due to higher volume in the electronics products business within the Electronics segment, partially offset by lower volume in the commercial vehicle business within the Automotive segment and unfavorable changes in foreign exchange rates of $0.1 million.

Net sales decreased $62.8 million, or 15.8%, in the first nine months of 2020 compared to the first nine months of 2019 primarily due to lower volume across all segments driven by the production disruption due to temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19, lower volume across the Electronics segment from electronics distribution partners and end customers reducing excess inventories and production, lower volume in all businesses within the Automotive segment and unfavorable changes in foreign exchange rates of $0.3 million.

Europe

Net sales increased $0.4 million, or 0.5%, in the third quarter of 2020 compared to the third quarter of 2019. The increase in net sales was primarily due to favorable changes in foreign exchange rates of $3.5 million and increased volume in auto sensor business within the Automotive segment, mostly offset by lower volume in the semiconductor business within the Electronics segment.

Net sales decreased $36.7 million, or 13.9%, in the first nine months of 2020 compared to the first nine months of 2019. The decrease in net sales was primarily due to lower volume in the semiconductor business within the Electronics segment, lower volume in all businesses within the Automotive segment, partially offset by favorable changes in foreign exchange rates of $0.2 million.

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

Cash and cash equivalents were $641.9 million as of September 26, 2020, an increase of $110.8 million as compared to December 28, 2019. As of September 26, 2020, $266.2 million of the Company's $641.9 million cash and cash equivalents was held by U.S. subsidiaries.

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

On October 13, 2017, the Company amended the Credit Agreement to increase the Revolving Credit Facility from $575.0 million to $700.0 million and increase the Term Loan from $125.0 million to $200.0 million and to extend the expiration date from March 4, 2021 to October 13, 2022. The Credit Agreement also included the option for the Company to increase the size of the Revolving Credit Facility and the Term Loan by up to an additional $300.0 million, in the aggregate, subject to the satisfaction of certain conditions set forth in the Credit Agreement. Term Loans could be made in up to two advances. The first advance of $125.0 million occurred on October 13, 2017 and the second advance of $75.0 million occurred on January 16, 2018. For the Term Loan, the Company was required to make quarterly principal payments of 1.25% of the original term loan ($2.5 million quarterly) through maturity, with the remaining balance due on October 13, 2022. The Company paid $5.0 million of principal payments on the term loan before the Company amended the Credit Agreement on April 3, 2020 as discussed below.

On March 25, 2020, the company borrowed $100.0 million from the revolving credit facility to preserve financial flexibility and enhance liquidity, given the increasing levels of uncertainty related to coronavirus disease 2019 ("COVID-19").

On April 3, 2020, the Company amended the Credit Agreement to effect certain changes, including, among others: (i) eliminating the $200.0 million unsecured term loan credit facility, the remaining outstanding balance ($140.0 million) of which was repaid in full on April 3, 2020 through the revolving credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company; (iii) modifying performance-based interest rate margins and undrawn fees; and (iv) extending the maturity date to April 3, 2025. The amended Credit Agreement also allows the Company to increase the size of the revolving credit facility or enter into one or more tranches of term loans if there is no event of default and the Company is in compliance with certain financial covenants. The Company made payments of $60.0 million on the amended revolving credit facility during the three months ended September 26, 2020. The balance under the facility was $180.0 million as of September 26, 2020.

Outstanding borrowings under the amended Credit Agreement bears interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six-month periods, plus 1.25% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.25% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company was also required to pay commitment fees on unused portions of the credit agreement ranging from 0.125% to 0.20%, based on the Consolidated Leverage Ratio, as defined in the agreement. The amended Credit Agreement included representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 1.90% at September 26, 2020.

As of September 26, 2020, the Company had no amount outstanding in letters of credit and had available $245.1 million of borrowing capacity under the Revolving Credit Facility based on financial covenants. At September 26, 2020, the Company was in compliance with all covenants under the Credit Agreement.

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

Debt Covenants

The Company was in compliance with all covenants under the Credit Agreement and Senior Notes as of September 26, 2020 and currently expects to remain in compliance based on management’s estimates of operating and financial results for 2020. As of September 26, 2020, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.  The ultimate magnitude of COVID-19, including the extent of its impact on our financial and operational results, which could be material, will be determined by the length of time that the pandemic continues, its effect on the demand for our products, as well as the effect of governmental regulations imposed in response to the pandemic. While we cannot at this time predict the impact of the COVID-19, it could have a material negative impact on our business, financial condition, results of operations and future cash flows which could impact the Company’s ability to comply with debt covenants in the future.

Dividends

During the third quarter of 2020 the Company paid quarterly dividends of $11.7 million to the shareholders. On October 23, 2020, the Board of Directors of the Company declared a quarterly cash dividend of $0.48 per share, payable on December 3, 2020 to stockholders of record as of November 19, 2020. Future determinations regarding the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, payout ratio, capital requirements, financial condition, prospects and other factors that our board of directors may deem relevant.

Cash Flow Overview

	First Nine Months
(in thousands)	2020	2019
Net cash provided by operating activities	$164,256	$160,863
Net cash used in investing activities	(41,388)	(32,960)
Net cash used in financing activities	(18,376)	(135,465)
Effect of exchange rate changes on cash and cash equivalents	6,259	(6,114)
Increase (decrease) in cash and cash equivalents	110,751	(13,676)
Cash and cash equivalents at beginning of period	531,139	489,733
Cash and cash equivalents at end of period	$641,890	$476,057

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $164.3 million for the nine months ended September 26, 2020, compared to $160.9 million during the nine months ended September 28, 2019. The increase in net cash provided by operating activities was primarily due to lower annual incentive payments and favorable changes in net working capital partially offset by lower earnings largely due to the impact of COVID-19.

Cash Flow from Investing Activities

Net cash used in investing activities was $41.4 million for the nine months ended September 26, 2020 compared to $33.0 million during the nine months ended September 28, 2019. Capital expenditures were $41.5 million, representing an increase of $3.1 million compared to 2019. During the nine months ended September 28, 2019, the Company received proceeds of $6.4 million from the sale of a property within the Industrial segment.

Cash Flow from Financing Activities

Net cash used in financing activities was $18.4 million for the nine months ended September 26, 2020 compared to $135.5 million for the nine months ended September 28, 2019. During the nine months ended September 26, 2020, the company borrowed $100.0 million from its revolving credit facility to preserve financial flexibility and enhance liquidity, given the increasing levels of uncertainty related to COVID-19. On April 3, 2020, the Company amended the Credit Agreement to eliminate the $200.0 million unsecured term loan credit facility, with the remaining outstanding balance of $140.0 million repaid in full on April 3, 2020 through a new borrowing of $140.0 million under the recently amended revolving credit facility. The Company made payments of $60.0 million on the amended revolving credit facility during the third quarter of 2020. The Company made principal payments of $5.0 million and $7.5 million on the term loan during the nine months ended September 26, 2020 and September 28, 2019, respectively. For the nine months ended September 26, 2020 and September 28, 2019, the Company repurchased 175,110 and 579,916 shares of its common stock totaling $22.9 million and $95.0 million, respectively, but made payments of $99.4 million related to settled share repurchases during the nine months ended September 28, 2019. Additionally, dividends paid increased $2.1 million from $33.0 million in the nine months ended September 28, 2019 to $35.1 million for the nine months ended September 26, 2020.

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

The Company did not repurchase shares of its common stock during the three months ended September 26, 2020, and for the three months ended September 28, 2019, the Company repurchased 311,786 shares of its common stock totaling $49.5 million. For the nine months ended September 26, 2020 and September 28, 2019, the Company repurchased 175,110 and 579,916 shares of its common stock totaling $22.9 million and $95.0 million, respectively.

Off-Balance Sheet Arrangements

As of September 26, 2020, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 28, 2019. During the nine months ended September 26, 2020, there were no significant changes in the application of critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 28, 2019. During the nine months ended September 26, 2020, there have been no material changes in our exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 26, 2020, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The COVID-19 pandemic could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments.

The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products. The COVID-19 pandemic and similar situations/circumstances in the future could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments. Several public health organizations have recommended, and some local governments have implemented, certain measures to slow and limit the transmission of the virus, including travel restrictions, shelter-in-place requirements and social distancing requirements. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, potential border closures, disruptions to the businesses of our original equipment manufacturers ("OEMs") and channel partners, and others. Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain as well as decreased demand for our products. These issues may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. These disruptions may continue to occur and may result in future impairment, restructuring and other charges. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the risk factors disclosed in Part I, Item 1a. Risk Factors of our Form 10-K, including those relating to our products and services, financial performance, debt covenant compliance and debt obligations. The ultimate magnitude of COVID-19, including the extent of its impact on our financial and operational results, which could be material, will be determined by the length of time that the pandemic continues, its effect on the demand for our services, as well as the effect of governmental regulations imposed in response to the pandemic. We cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
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

The Company did not repurchase shares of its common stock during the three months ended September 26, 2020. There are 1,000,000 shares available to be repurchased as of September 26, 2020 under the 2020 program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description

10.1*	Amended and Restated Littelfuse Deferred Compensation Plan for Non-Employee Directors. ++

31.1*	Certification of David W. Heinzmann, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Meenal A. Sethna, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LITTELFUSE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders Equity , (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in Inline XBRL.

++	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Meenal A. Sethna
Meenal A. Sethna
Executive Vice President and Chief Financial Officer

Date: October 28, 2020	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Vice President and Chief Accounting Officer