Form 10-Q
period 2021-03-27
LITTELFUSE INC /DE
filed 2021-04-28
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2021
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

As of April 23, 2021, the registrant had outstanding 24,555,229 shares of Common Stock, net of Treasury Shares.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands)	March 27, 2021	December 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$572,771	$687,525
Short-term investments	53	54
Trade receivables, less allowances of $42,624 and $45,237 at March 27, 2021 and December 26, 2020, respectively	276,687	232,760
Inventories	295,057	258,002
Prepaid income taxes and income taxes receivable	4,146	3,029
Prepaid expenses and other current assets	43,698	35,939
Total current assets	1,192,412	1,217,309
Net property, plant, and equipment	344,914	344,178
Intangible assets, net of amortization	317,294	291,887
Goodwill	845,586	816,812
Investments	37,285	30,547
Deferred income taxes	9,854	11,224
Right of use lease assets, net	19,560	17,615
Other assets	19,965	18,021
Total assets	$2,786,870	$2,747,593
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$179,723	$145,984
Accrued liabilities	98,354	110,478
Accrued income taxes	23,468	19,186
Current portion of long-term debt	25,000	—
Total current liabilities	326,545	275,648
Long-term debt, less current portion	623,865	687,034
Deferred income taxes	51,229	50,134
Accrued post-retirement benefits	42,894	45,802
Non-current operating lease liabilities	14,190	12,950
Other long-term liabilities	67,410	67,252
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, March 27, 2021–26,196,472; December 26, 2020–26,131,544	259	259
Additional paid-in capital	918,762	907,858
Treasury stock, at cost: 1,644,283 and 1,644,283 shares, respectively	(242,366)	(242,366)
Accumulated other comprehensive loss	(96,028)	(91,157)
Retained earnings	1,079,979	1,034,048
Littelfuse, Inc. shareholders’ equity	1,660,606	1,608,642
Non-controlling interest	131	131
Total equity	1,660,737	1,608,773
Total liabilities and equity	$2,786,870	$2,747,593

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 27, 2021	March 28, 2020
Net sales	$463,794	$346,096
Cost of sales	303,328	221,740
Gross profit	160,466	124,356

Selling, general, and administrative expenses	58,288	51,200
Research and development expenses	14,739	14,463
Amortization of intangibles	10,521	9,981
Restructuring, impairment, and other charges	437	3,962
Total operating expenses	83,985	79,606
Operating income	76,481	44,750

Interest expense	4,673	5,418
Foreign exchange loss	6,837	2,584
Other (income) expense, net	(7,737)	1,249
Income before income taxes	72,708	35,499
Income taxes	14,995	10,855
Net income	$57,713	$24,644

Earnings per share:
Basic	$2.35	$1.01
Diluted	$2.32	$1.00

Weighted-average shares and equivalent shares outstanding:
Basic	24,532	24,393
Diluted	24,892	24,578

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(in thousands)	March 27, 2021	March 28, 2020
Net income	$57,713	$24,644
Other comprehensive income (loss):
Pension and postemployment adjustment, net of tax	454	561
Foreign currency translation adjustments	(5,325)	(15,540)
Comprehensive income	$52,842	$9,665

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	March 27, 2021	March 28, 2020
OPERATING ACTIVITIES
Net income	$57,713	$24,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,677	13,821
Amortization of intangibles	10,521	9,981
Deferred revenue	(157)	(145)
Non-cash inventory charges	3,489	—
Impairment charges	—	2,237
Stock-based compensation	3,395	2,965
(Gain) loss on investments and other assets	(7,675)	2,604
Deferred income taxes	378	616
Other	8,537	3,547
Changes in operating assets and liabilities:
Trade receivables	(32,973)	(9,457)
Inventories	(6,152)	6,667
Accounts payable	17,070	(3,964)
Accrued liabilities and income taxes	(15,427)	(7,012)
Prepaid expenses and other assets	(2,230)	(1,225)
Net cash provided by operating activities	50,166	45,279

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(109,852)	—
Purchases of property, plant, and equipment	(14,721)	(16,586)
Net proceeds from sale of property, plant and equipment	2,553	50
Net cash used in investing activities	(122,020)	(16,536)

FINANCING ACTIVITIES
Proceeds of revolving credit facility	—	100,000
Payments of revolving credit facility	(30,000)	—
Payments of term loan	—	(2,500)
Net proceeds related to stock-based award activities	7,509	2,956
Purchases of common stock	—	(22,927)
Cash dividends paid	(11,782)	(11,725)
Net cash (used in) provided by financing activities	(34,273)	65,804
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,101)	(5,111)
(Decrease) increase in cash, cash equivalents, and restricted cash	(110,228)	89,436
Cash, cash equivalents, and restricted cash at beginning of period	687,525	531,139
Cash, cash equivalents, and restricted cash at end of period	$577,297	$620,575
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$572,771	$620,575
Restricted cash included in prepaid expenses and other current assets	$3,462	—
Restricted cash included in other assets	$1,064	$—
Cash paid during the period for interest	$6,235	$7,354
Capital expenditures, not yet paid	$4,141	$5,832
 See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 26, 2020	$259	$907,858	$(242,366)	$(91,157)	$1,034,048	$131	$1,608,773
Net income	—	—	—	—	57,713	—	57,713
Other comprehensive loss, net of tax	—	—	—	(4,871)	—	—	(4,871)
Stock-based compensation	—	3,395	—	—	—	—	3,395
Stock options exercised	—	7,509	—	—	—	—	7,509
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,782)	—	(11,782)
Balance at March 27, 2021	$259	$918,762	$(242,366)	$(96,028)	$1,079,979	$131	$1,660,737

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 28, 2019	$256	$867,996	$(216,447)	$(106,823)	$950,901	$131	$1,496,014
Net income	—	—	—	—	24,644	—	24,644
Other comprehensive loss, net of tax	—	—	—	(14,979)	—	—	(14,979)
Stock-based compensation	—	2,965	—	—	—	—	2,965
Withheld shares on restricted share units for withholding taxes	—	—	(443)	—	—	—	(443)
Stock options exercised	—	3,399	—	—	—	—	3,399
Repurchases of common stock	—	—	(22,927)	—	—	—	(22,927)
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,725)	—	(11,725)
Balance at March 28, 2020	$256	$874,360	$(239,817)	$(121,802)	$963,820	$131	$1,476,948

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

1. Summary of Significant Accounting Policies and Other Information

Nature of Operations

Founded in 1927, Littelfuse is an industrial technology manufacturing company empowering a sustainable, connected, and safer world. Across more than 15 countries, and with 12,000 global associates, we partner with customers to design and deliver innovative, reliable solutions. Serving over 100,000 end customers, our products are found in a variety of industrial, transportation and electronics end markets – everywhere, every day.

Basis of Presentation

The Company’s accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheets, statements of net income and comprehensive income, statements of cash flows, and statement of stockholders' equity prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. They have been prepared in accordance with accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020 which should be read in conjunction with the disclosures therein. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for interim periods are not necessarily indicative of annual operating results.

Revenue Recognition

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three months ended March 27, 2021 and March 28, 2020:

	Three Months Ended March 27, 2021
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$132,437	$—	$—	$132,437
Electronics – Semiconductor	154,098	—	—	154,098
Passenger Car Products	—	67,901	—	67,901
Automotive Sensors	—	28,284	—	28,284
Commercial Vehicle Products	—	32,344	—	32,344
Industrial Products	—	—	48,730	48,730
Total	$286,535	$128,529	$48,730	$463,794

	Three Months Ended March 28, 2020
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$84,598	$—	$—	$84,598
Electronics – Semiconductor	129,591	—	—	129,591
Passenger Car Products	—	52,645	—	52,645
Automotive Sensors	—	24,174	—	24,174
Commercial Vehicle Products	—	27,951	—	27,951
Industrial Products	—	—	27,137	27,137
Total	$214,189	$104,770	$27,137	$346,096

See Note 15, Segment Information for net sales by segment and countries.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash at March 27, 2021 and December 26, 2020 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

(in thousands)	March 27, 2021	December 26, 2020
Cash and cash equivalents	$572,771	$687,525
Restricted cash included in prepaid expenses and other current assets	3,462	—
Restricted cash included in other assets	1,064	$—
Total cash, cash equivalents and restricted cash	$577,297	$687,525

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU No. 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes" as part of its initiative to reduce complexity in the accounting standards. The guidance is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. The adoption of ASU 2019-12 did not have a material impact on our Condensed Consolidated Financial Statements.

2. Acquisitions

The Company accounts for acquisitions using the acquisition method in accordance with ASC 805, “Business Combinations,” in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition. The operating results of the acquired business are included in the Company’s Consolidated Financial Statements from the date of the acquisition.

Hartland Controls

On January 28, 2021, the Company acquired Hartland Controls ("Hartland"), a manufacturer and leading supplier of electrical components used primarily in heating, ventilation, air conditioning (HVAC) and other industrial and control systems applications with annualized sales of approximately $70 million. The purchase price for Hartland was approximately $112.3 million and the operations of Hartland are included in the Industrial segment.

The total purchase consideration of $109.9 million, net of cash, cash equivalents, and restricted cash has been allocated, on a preliminary basis, to assets acquired and liabilities assumed, as of the completion of the acquisition, based on preliminary estimated fair values. The purchase consideration is subject to change for the final working capital adjustments. As of March 27, 2021, the Company had restricted cash of $1.7 million in an escrow account for general indemnification purposes. The purchase price allocation is preliminary because the evaluations necessary to assess the fair values of the net assets acquired are still in process. The primary areas that are not yet finalized relate to the completion of the valuations of certain acquired income tax assets and liabilities. As a result, these allocations are subject to change during the purchase price allocation period as the valuations are finalized.

The following table summarizes the purchase price allocation of the fair value of assets acquired and liabilities assumed in the Hartland acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired, and restricted cash	$109,852
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables, net	14,305
Inventories	36,306
Other current assets	2,384
Property, plant, and equipment	6,296
Intangible assets	39,660
Goodwill	38,929
Other non-current assets	3,542
Current liabilities	(25,024)
Other non-current liabilities	(6,546)
$109,852
All Hartland goodwill, other assets and liabilities were recorded in the Industrial segment and are primarily reflected in the Americas and Asia-Pacific geographic areas. The goodwill resulting from this acquisition consists largely of the Company’s expected future product sales and synergies from combining Hartland’s products and technology with the Company’s existing industrial products portfolio. Goodwill resulting from the Hartland acquisition is not expected to be deductible for tax purposes.

Included in the Company’s Condensed Consolidated Statements of Net Income for the three months ended March 27, 2021 are net sales of approximately $16.7 million, and a loss before income taxes of $2.2 million, since the January 28, 2021 acquisition of Hartland.

The Company recorded a $6.8 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up is being amortized as a non-cash charge to cost of goods sold during the first and second quarters of 2021, as the acquired inventory is sold, and reflected as other non-segment costs. During the three months ended March 27, 2021, the Company recognized a charge of $3.5 million for the amortization of this fair value inventory step-up.

During the three months ended March 27, 2021, the Company incurred approximately $0.7 million of legal and professional fees related to this acquisition recognized as Selling, general, and administrative expenses. These costs were reflected as other non-segment costs.

Pro Forma Results
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Hartland as though the acquisition had occurred as of December 29, 2019. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the Hartland acquisition occurred as of December 29, 2019 or of future consolidated operating results.

	For the Three Months Ended
(in thousands, except per share amounts)	March 27, 2021	March 28, 2020
Net sales	$470,832	$363,617
Income before income taxes	77,288	31,431
Net income	61,317	21,438
Net income per share — basic	2.50	0.88
Net income per share — diluted	2.46	0.87
Pro forma results presented above primarily reflect the following adjustments:

	For the Three Months Ended
(in thousands)	March 27, 2021	March 28, 2020
Amortization(a)	$(279)	$(834)
Depreciation	7	48
Transaction costs(b)	707	(707)
Amortization of inventory step-up(c)	3,490	(5,137)
Income tax (expense) benefit of above items	(831)	1,398
(a)The amortization adjustment for the three months ended March 28, 2020 primarily reflects incremental amortization resulting for the measurement of intangibles at their fair values.
(b)The transaction cost adjustments reflect the reversal of certain bank and attorney fees from the three months ended March 27, 2021 and recognition of those fees during the three months ended March 28, 2020.
(c)The amortization of inventory step-up adjustment reflects the reversal of the amount recognized during the three months ended March 27, 2021 and the recognition of a full quarter of the amortization during the three months ended March 28, 2020. The inventory step-up was amortized over four months as the inventory was sold.

3. Inventories

The components of inventories at March 27, 2021 and December 26, 2020 are as follows:

(in thousands)	March 27, 2021	December 26, 2020
Raw materials	$97,695	$85,394
Work in process	102,285	92,783
Finished goods	130,138	114,641
Inventory Reserves	(35,061)	(34,816)
Total	$295,057	$258,002

4. Property, Plant, and Equipment

The components of net property, plant, and equipment at March 27, 2021 and December 26, 2020 are as follows:

(in thousands)	March 27, 2021	December 26, 2020
Land	$22,711	$22,851
Building	124,192	123,497
Equipment	687,563	678,220
Accumulated depreciation and amortization	(489,552)	(480,390)
Total	$344,914	$344,178

The Company recorded depreciation expense of $13.7 million and $13.8 million for the three months ended March 27, 2021 and March 28, 2020, respectively.

5. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by segment for the three months ended March 27, 2021 are as follows:

(in thousands)	Electronics	Automotive	Industrial	Total
Net book value of goodwill as of December 26, 2020
Gross goodwill as of December 26, 2020	$676,325	$138,354	$47,551	$862,230
Accumulated impairment losses as of December 26, 2020	—	(36,423)	(8,995)	(45,418)
Total	676,325	101,931	38,556	816,812
Changes during 2021:
Additions(a)	—	—	38,929	38,929
Currency translation	(8,124)	(2,012)	(19)	(10,155)
Net book value of goodwill as of March 27, 2021
Gross goodwill as of March 27, 2021	668,201	136,229	86,461	890,891
Accumulated impairment losses as of March 27, 2021	—	(36,310)	(8,995)	(45,305)
Total	$668,201	$99,919	$77,466	$845,586
(a) The additions resulted from the acquisition of Hartland.
The components of other intangible assets as of March 27, 2021 and December 26, 2020 are as follows:

	As of March 27, 2021
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$10,251	$2,051	$8,200
Patents, licenses and software	142,732	94,636	48,096
Distribution network	43,704	39,307	4,397
Customer relationships, trademarks, and tradenames	400,253	143,652	256,601
Total	$596,940	$279,646	$317,294

	As of December 26, 2020
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$10,280	$2,007	$8,273
Patents, licenses and software	137,210	92,868	44,342
Distribution network	43,910	38,980	4,930
Customer relationships, trademarks, and tradenames	372,064	137,722	234,342
Total	$563,464	$271,577	$291,887

During the three months ended March 27, 2021 and March 28, 2020, the Company recorded amortization expense of $10.5 million and $10.0 million, respectively.

The Company recognized a $0.3 million non-cash impairment charge in the first quarter of 2020 on a certain patent triggered by the Company’s announcement to consolidate a manufacturing facility within the Industrial segment.

During the three months ended March 27, 2021, the Company recorded additions to intangible assets of $39.7 million, related to the Hartland acquisition, the components of which were as follows:

(in thousands)	Weighted Average Useful Life	Amount
Patents, licenses and software	9.2	$7,559
Customer relationships, trademarks, and tradenames	13.7	32,101
Total		$39,660

Estimated annual amortization expense related to intangible assets with definite lives as of March 27, 2021 is as follows:

(in thousands)	Amount
2021	$41,545
2022	40,791
2023	36,491
2024	33,054
2025	32,603
2026 and thereafter	143,331
Total	$327,815

6. Accrued Liabilities

The components of accrued liabilities as of March 27, 2021 and December 26, 2020 are as follows:

(in thousands)	March 27, 2021	December 26, 2020
Employee-related liabilities	$45,135	$50,689
Operating lease liability	7,177	6,811
Interest	2,636	4,517
Restructuring liability	2,588	4,195
Customer liability	794	3,858
Professional services	3,010	3,321
Deferred revenue	2,713	2,959
Other non-income taxes	1,903	2,126
Other	32,398	32,002
Total	$98,354	$110,478

Employee-related liabilities consist primarily of payroll, sales commissions, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other client-related liabilities.

7. Restructuring, Impairment and Other Charges

The Company recorded restructuring, impairment and other charges for the three months ended March 27, 2021 and March 28, 2020 as follows:

	Three months ended March 27, 2021
(in thousands)	Electronics	Automotive	Industrial	Total
Employee terminations	$257	$—	$163	$420
Other restructuring charges	—	17	—	17
Total restructuring charges	257	17	163	437
Impairment	—	—	—	—
Total	$257	$17	$163	$437

	Three months ended March 28, 2020
(in thousands)	Electronics	Automotive	Industrial	Total
Employee terminations	$881	$399	$321	$1,601
Other restructuring charges	1	120	3	124
Total restructuring charges	882	519	324	1,725
Impairment	—	—	2,237	2,237
Total	$882	$519	$2,561	$3,962

2021
For the three months ended March 27, 2021, the Company recorded total restructuring charges of $0.4 million, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions within the Electronics and Industrial segments.

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

The restructuring liability as of March 27, 2021 and December 26, 2020 is $2.6 million and $4.2 million, respectively. The restructuring liability is included within accrued liabilities in the Condensed Consolidated Balance Sheets. The Company anticipates the remaining payments associated with employee terminations will primarily be completed by the first quarter of 2022.

8. Debt

The carrying amounts of debt at March 27, 2021 and December 26, 2020 are as follows:

(in thousands)	March 27, 2021	December 26, 2020
Revolving Credit Facility	$100,000	$130,000
Euro Senior Notes, Series A due 2023	138,039	142,679
Euro Senior Notes, Series B due 2028	112,083	115,850
U.S. Senior Notes, Series A due 2022	25,000	25,000
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	50,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
Other	2,619	2,619
Unamortized debt issuance costs	(3,876)	(4,114)
Total debt	648,865	687,034
Less: Current maturities	(25,000)	—
Total long-term debt	$623,865	$687,034

Revolving Credit Facility

On April 3, 2020, the Company amended its Credit Agreement to effect certain changes, including, among others: (i) eliminating the $200.0 million unsecured term loan credit facility, the remaining outstanding balance ($140.0 million) of which was repaid in full on April 3, 2020 through the revolving credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company; (iii) modifying performance-based interest rate margins and undrawn fees; and (iv) extending the maturity date to April 3, 2025. The amended Credit Agreement also allows the Company to increase the size of the revolving credit facility or enter into one or more tranches of term loans if there is no event of default and the Company is in compliance with certain financial covenants. The Company made payments of $30.0 million on the amended revolving credit facility during the three months ended March 27, 2021. The balance under the facility was $100.0 million as of March 27, 2021.

Outstanding borrowings under the amended Credit Agreement bears interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six-month periods, plus 1.25% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.25% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company was also required to pay commitment fees on unused portions of the credit agreement ranging from 0.125% to 0.20%, based on the Consolidated Leverage Ratio, as defined in the agreement. The amended Credit Agreement included representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 1.61% at March 27, 2021.

As of March 27, 2021, the Company had no amount outstanding in letters of credit and had available $571.3 million of borrowing capacity under the Revolving Credit Facility based on financial covenants. At March 27, 2021, the Company was in compliance with all covenants under the Credit Agreement.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At March 27, 2021, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $6.2 million and $7.4 million for the three months ended March 27, 2021 and March 28, 2020, respectively.

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

Other Investments

The Company has certain convertible debt and convertible preferred stock investments that are accounted for under the cost method reflected in other assets in the Condensed Consolidated Balance Sheets. As of March 27, 2021 and December 26, 2020, the balances of these investments were both $0.5 million. The fair value of these investments are measured on a nonrecurring basis using Level 3 inputs under the fair value hierarchy. The Company's accounting and finance management determines the valuation policies and procedures for Level 3 fair value measurements and is responsible for the development and determination of unobservable inputs.

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

There were no changes during the quarter ended March 27, 2021 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of March 27, 2021 and December 26, 2020, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of March 27, 2021:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents	$66,565	$—	$—	$66,565
Investments in equity securities	25,830	—	—	25,830
Mutual funds	13,397	—	—	13,397
Total	$105,792	$—	$—	$105,792

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 26, 2020:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents	$73,461	$—	$—	$73,461
Investments in equity securities	19,186	—	—	19,186
Mutual funds	13,249	—	—	13,249
Total	$105,896	$—	$—	$105,896

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s revolving credit facilities’ fair values approximate book value at March 27, 2021 and December 26, 2020, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of March 27, 2021 and December 26, 2020 were as follows:

	March 27, 2021		December 26, 2020
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series A due 2023	$138,039	$140,084	$142,679	$144,323
Euro Senior Notes, Series B due 2028	112,083	117,703	115,850	123,588
USD Senior Notes, Series A due 2022	25,000	25,375	25,000	25,437
USD Senior Notes, Series B due 2027	100,000	106,174	100,000	109,552
USD Senior Notes, Series A due 2025	50,000	52,817	50,000	53,474
USD Senior Notes, Series B due 2030	125,000	130,764	125,000	138,036

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

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other (income) expense, net in the Condensed Consolidated Statements of Net Income. The components of net periodic benefit cost for the three months ended March 27, 2021 and March 28, 2020 were as follows:

	For the Three Months Ended
(in thousands)	March 27, 2021	March 28, 2020
Components of net periodic benefit cost:
Service cost	$702	$618
Interest cost	440	658
Expected return on plan assets	(367)	(727)
Amortization of prior service and net actuarial loss	331	145
Net periodic benefit cost	$1,106	$694

The Company expects to make approximately $2.2 million of contributions to the plans and pay $3.8 million of benefits directly in 2021.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. The Company recorded expense of $0.5 million for both the three months ended March 27, 2021 and March 28, 2020, respectively, in Cost of Sales and Other (income) expense, net within the Condensed Consolidated Statements of Net Income. For the three months ended March 27, 2021 and March 28, 2020, the pre-tax amounts recognized in other comprehensive income (loss) as components of net periodic benefit costs for these plans were both $0.2 million.

On April 7, 2020, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company will be required to directly pay and administer pension payments to certain of the Company’s U.K. pension plan participants, or their designated beneficiaries. The purchase of this group annuity contract will reduce the Company’s outstanding pension benefit obligation by approximately $55 million, representing approximately 37% of the total obligations of the Company’s qualified pension plans, and will be funded with pension plan assets and additional cash on hand. In connection with this transaction, the Company will record a one-time non-cash settlement charge currently estimated between $18 million and $22 million in the fourth quarter of 2021, reflecting the accelerated recognition of unamortized actuarial losses in the plan. The actual amount and timing of the settlement charge could differ from this estimate due to final data and plan wind-up expenses. Due to the signing of the group annuity contract being a significant change in the U.K. pension plan, the liabilities of the plan were remeasured as of April 6, 2020 resulting in an increase of $13.4 million (£10.9 million) to both the net pension liability and unamortized actuarial loss within other comprehensive income (loss) during the second quarter of 2020. Additionally, the Company made a cash contribution of $10.4 million (£8.4 million) under this agreement during the second quarter of 2020.

11. Other Comprehensive Income

Changes in other comprehensive income (loss) by component were as follows:

(in thousands)	Three Months Ended March 27, 2021			Three Months Ended March 28, 2020
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$506	$52	$454	$555	$(6)	$561
Foreign currency translation adjustments	(5,325)	—	(5,325)	(15,540)	—	(15,540)
Total change in other comprehensive income (loss)	$(4,819)	$52	$(4,871)	$(14,985)	$(6)	$(14,979)

The following tables set forth the changes in accumulated other comprehensive (loss) by component for the three months ended March 27, 2021 and March 28, 2020:

(in thousands)	Defined benefit pension plan and other adjustments	Foreign currency translation adjustment	Accumulated other comprehensive (loss)
Balance at December 26, 2020	$(34,141)	$(57,016)	$(91,157)
Activity in the period	454	(5,325)	(4,871)
Balance at March 27, 2021	$(33,687)	$(62,341)	$(96,028)

(in thousands)	Defined benefit pension plan and other adjustments	Foreign currency translation adjustment	Accumulated other comprehensive (loss)
Balance at December 28, 2019	$(18,046)	$(88,777)	$(106,823)
Activity in the period	561	(15,540)	(14,979)
Balance at March 28, 2020	$(17,485)	$(104,317)	$(121,802)

Amounts reclassified from accumulated other comprehensive (loss) to earnings for the three months ended March 27, 2021 and March 28, 2020 were as follows:

	Three Months Ended
(in thousands)	March 27, 2021	March 28, 2020
Pension and Postemployment plans:
Amortization of prior service and net actuarial loss	$504	$345

The Company recognizes the amortization of prior service costs in Other (income) expense, net within the Condensed Consolidated Statements of Net Income.

12. Income Taxes

The effective tax rate for the three months ended March 27, 2021 was 20.6%, compared to the effective tax rate for the three months ended March 28, 2020 of 30.6%. The effective tax rate for the 2021 period is lower than the effective tax rate for the comparable 2020 period primarily due to an increase in the forecasted income earned in lower tax jurisdictions in 2021 as compared to 2020. The effective tax rate for the 2021 period is approximately the same as the applicable U.S. statutory rate.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
(in thousands, except per share amounts)	March 27, 2021	March 28, 2020
Numerator:
Net income as reported	$57,713	$24,644

Denominator:
Weighted average shares outstanding
Basic	24,532	24,393
Effect of dilutive securities	360	185
Diluted	24,892	24,578

Earnings Per Share:
Basic earnings per share	$2.35	$1.01
Diluted earnings per share	$2.32	$1.00

Potential shares of common stock relating to stock options and restricted share units excluded from the earnings per share calculation because their effect would be anti-dilutive were 15 and 153,836 for the three months ended March 27, 2021 and March 28, 2020, respectively.

Share Repurchase Program

On April 26, 2019, the Company's Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2019 to April 30, 2020 ("2019 program"). On April 29, 2020, the Company announced that the Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2020 to April 30, 2021 (the "2020 program") to replace its previous expired 2019 program. On April, 28, 2021, the Company announced that the Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program.

The Company did not repurchase any shares of its common stock for the three months ended March 27, 2021. During the three months ended March 28, 2020, the Company repurchased 175,110 shares of its common stock totaling $22.9 million.

14. Related Party Transactions

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

	For the Three Months Ended March 27, 2021			For the Three Months Ended March 28, 2020
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.2	$—	$—	$0.4	$—	$—
Purchase material/service from related party	$1.1	$0.1	$3.0	$0.2	$—	$1.8

	March 27, 2021			December 26, 2020
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Accounts Receivable balance	$—	$—	$—	$0.1	$—	$—
Accounts Payable balance	$0.2	$—	$0.3	$0.1	$—	$0.2

Additionally, the Company has certain cost method investments in VTOOL Ltd. and Securepush Ltd. with a total book value of $0.5 million as of March 27, 2021 and December 26, 2020 and one member of the Company’s Board of Directors is currently an investor and a director of VTOOL Ltd. and Securepush Ltd.

15. Segment Information

The Company and its subsidiaries design, manufacture and sell components and modules empowering a sustainable, connected, and safer world. The Company reports its operations by the following segments: Electronics, Automotive, and Industrial. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM is the Company’s President and Chief Executive Officer (“CEO”). The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes, but does not evaluate the operating segments using discrete balance sheet information.

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

•Industrial Segment: Consists of industrial circuit protection products (i.e. fuses, power distribution modules, switches) and industrial control products (i.e. relays, transformers, contactors, sensors). These products are used in a variety of applications and end-markets including: Renewable Energy, Energy Storage, HVAC, Electric Vehicle Infrastructure, Industrial Equipment, Industrial Automation, Construction, Mining, and Oil & Gas.

Segment information is summarized as follows:

	Three Months Ended
(in thousands)	March 27, 2021	March 28, 2020
Net sales
Electronics	$286,535	$214,189
Automotive	128,529	104,770
Industrial	48,730	27,137
Total net sales	$463,794	$346,096

Depreciation and amortization
Electronics	$15,381	$15,531
Automotive	7,073	7,187
Industrial	1,744	1,084
Total depreciation and amortization	$24,198	$23,802

Operating income
Electronics	$55,523	$32,272
Automotive	20,316	14,116
Industrial	3,506	3,534
Other(a)	(2,864)	(5,172)
Total operating income	76,481	44,750
Interest expense	4,673	5,418
Foreign exchange loss	6,837	2,584
Other (income) expense, net	(7,737)	1,249
Income before income taxes	$72,708	$35,499

(a) Included in “Other” Operating income for the first quarter of 2021 was $3.5 million of purchase accounting inventory step-up charges, $0.8 million of legal and professional fees and other expenses related to Hartland and other contemplated acquisitions and $0.4 million of restructuring, impairment and other charges, primarily related to employee termination costs. See Note 7, Restructuring, Impairment and Other Charges, for further discussion. In addition, there was a $1.9 million gain from the sale of a building within the Electronics segment.

Included in "Other" Operating income for the first quarter of 2020 was $1.2 million of acquisition integration charges related to the IXYS acquisition and other contemplated acquisitions. In addition, there were $4.0 million of restructuring, impairment and other charges, primarily related to impairment charges of $2.2 million associated with the announced consolidation of a manufacturing facility within the Industrial segment and $1.7 million of employee termination costs and other restructuring charges. See Note 7, Restructuring, Impairment and Other Charges, for further discussion.

The Company’s net sales by country were as follows:

	Three Months Ended
(in thousands)	March 27, 2021	March 28, 2020
Net sales
United States	$130,931	$102,910
China	139,158	86,015
Other countries(a)	193,705	157,171
Total net sales	$463,794	$346,096

 The Company’s long-lived assets by country were as follows:

(in thousands)	March 27, 2021	December 26, 2020
Long-lived assets
United States	$48,908	$46,132
China	85,280	85,876
Mexico	72,499	70,125
Germany	36,227	37,976
Philippines	66,956	66,994
Other countries(a)	35,044	37,075
Total long-lived assets	$344,914	$344,178

The Company’s additions to long-lived assets by country were as follows:

	Three Months Ended
(in thousands)	March 27, 2021	March 28, 2020
Additions to long-lived assets
United States	$683	$580
China	2,142	1,657
Mexico	6,121	2,592
Germany	593	753
Philippines	2,443	3,218
Other countries(a)	754	2,508
Total additions to long-lived assets	$12,736	$11,308

(a)Each country included in other countries is less than 10% of net sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).

Certain statements in this section and other parts of this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the federal securities laws and are entitled to the safe-harbor provisions of the PSLRA. These statements include statements regarding the Company’s future performance, as well as management's expectations, beliefs, intentions, plans, estimates or projections relating to the future. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy, although not all forward-looking statements contain such terms. The Company cautions that forward-looking statements, which speak only as of the date they are made, are subject to risks, uncertainties and other factors, and actual results and outcomes may differ materially from those indicated or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks and uncertainties relating to general economic conditions; the severity and duration of the coronavirus disease 2019 ("COVID-19") pandemic and the measures taken in response thereto and the effects of those items on the Company’s business; product demand and market acceptance; economic conditions; the impact of competitive products and pricing; product quality problems or product recalls; capacity and supply difficulties or constraints; coal mining exposures reserves; failure of an indemnification for environmental liability; exchange rate fluctuations; commodity price fluctuations; the effect of the Company's accounting policies; labor disputes; restructuring costs in excess of expectations; pension plan asset returns less than assumed; uncertainties related to political or regulatory changes; integration of acquisitions may not be achieved in a timely manner, or at all; and other risks that may be detailed in Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 26, 2020, and the Company's other filings and submissions with the Securities and Exchange Commission. The Company does not undertake any obligation to update or revise any forward-looking statements to reflect future events or circumstances, new information or otherwise.

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with information provided in the consolidated financial statements and the related Notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 26, 2020.

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

Executive Overview

Founded in 1927, Littelfuse is an industrial technology manufacturing company empowering a sustainable, connected, and safer world. Across more than 15 countries, and with 12,000 global associates, we partner with customers to design and deliver innovative, reliable solutions. Serving over 100,000 end customers, our products are found in a variety of industrial, transportation and electronics end markets – everywhere, every day.

The Company maintains a network of global laboratories and engineering centers that develop new products and product enhancements, provide customer application support and test products for safety, reliability, and regulatory compliance. The Company conducts its business through three reportable segments: Electronics, Automotive, and Industrial. Within these segments, the Company designs, manufactures and sells components and modules empowering a sustainable, connected, and safer world. Our products protect against electrostatic discharge, power surges, short circuits, voltage spikes and other harmful occurrences, safely and efficiently control power and improve productivity and are used to identify and detect temperature, proximity, flow speed and fluid level in various applications.

Executive Summary

For the first quarter of 2021, the Company recognized net sales of $463.8 million compared to $346.1 million in the first quarter of 2020 representing an increase of $117.7 million, or 34.0%. The increase was driven by higher volumes across all businesses in the Electronics and Automotive segments, $16.7 million or 3.6% of net sales from the Hartland acquisition within the Industrial segment and $12.4 million or 3.6% of favorable changes in foreign exchange rates. The Company recognized net income of $57.7 million, or $2.32 per diluted share, in the first quarter of 2021 compared to net income of $24.6 million, or $1.00 per diluted share in the first quarter of 2020. The increase in net income reflects higher operating income of $31.7 million driven by a $23.3 million and $6.2 million increase in operating income in the Electronics and Automotive segments, respectively, increases of $9.7 million of unrealized gains associated with our equity investments partially offset by higher foreign exchange losses of $4.3 million.

On January 28, 2021, the Company acquired Hartland Controls ("Hartland"), a manufacturer and leading supplier of electrical components used primarily in heating, ventilation, air conditioning (HVAC) and other industrial and control systems applications with annualized sales of approximately $70 million. The purchase price for Hartland was approximately $112.3 million and the operations of Hartland are included in the Industrial segment.

Net cash provided by operating activities was $50.2 million for the three months ended March 27, 2021 as compared to $45.3 million for the three months ended March 28, 2020. The increase in net cash provided by operating activities was primarily due to higher cash earnings partially offset by increases in working capital resulting from higher sales growth.

Impact of COVID-19 on Business

The effects from COVID-19 continue to drive increased costs, though lower than 2020 levels. Ongoing costs include spending on personal protective equipment ("PPE"), additional personnel and employee transportation costs, and manufacturing inefficiencies, as well as an increase in freight costs due to the transportation capacity constraints across the world.

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

Results of Operations

The following table summarizes the Company’s unaudited condensed consolidated results of operations for the periods presented. The first quarter of 2021 includes $3.5 million of purchase accounting inventory step-up charges, $0.8 million of legal and professional fees and other expenses related to Hartland and other contemplated acquisitions and $0.4 million of restructuring, impairment and other charges, primarily related to employee termination costs. In addition, there was a $1.9 million gain from the sale of a building within the Electronics segment.

The first quarter of 2020 includes $1.2 million of acquisition integration charges related to the IXYS acquisition and other contemplated acquisitions. In addition, there were $4.0 million of restructuring, impairment and other charges, primarily related to impairment charges of $2.2 million associated with the announced consolidation of a manufacturing facility within the Industrial segment and $1.7 million of employee termination costs and other restructuring charges.

	First Quarter
(in thousands)	2021	2020	Change	% Change
Net sales	$463,794	$346,096	$117,698	34.0%
Cost of sales	303,328	221,740	81,588	36.8%
Gross profit	160,466	124,356	36,110	29.0%
Operating expenses	83,985	79,606	4,379	5.5%
Operating income	76,481	44,750	31,731	70.9%
Income before income taxes	72,708	35,499	37,209	104.8%
Income taxes	14,995	10,855	4,140	38.1%
Net income	$57,713	$24,644	$33,069	134.2%

Net Sales

Net sales increased $117.7 million or 34.0% including $12.4 million or 3.6% of favorable changes in foreign exchange rates for the first quarter of 2021 compared to the first quarter of 2020. The increase was primarily due to higher sales of $72.3 million and $23.8 million, respectively, in the Electronics and Automotive segments driven by higher volumes across all businesses within these segments. The volume increase within the Electronics segment was led by greater customer demand for products and devices for work-from-home and stay-at-home needs, and strong global automotive demand driving an increase for products used in automotive electronics and electric vehicles. The volume increase within the Automotive segment was due to stronger global auto and commercial vehicle market demand. The remaining increase in net sales was due to $16.7 million of net sales resulting from the Hartland acquisition included in the Industrial segment.

Cost of Sales

Cost of sales was $303.3 million, or 65.4% of net sales, in 2021, compared to $221.7 million, or 64.1% of net sales, in 2020. The increase in cost of sales was primarily due to greater volume in the Electronics and Automotive segments driven by the factors discussed above along with the acquisition of Hartland. As a percent of net sales, cost of sales increased 1.3% driven by higher freight costs of $7.3 million, or 0.9%, the Hartland purchase accounting inventory charges of $3.5 million or 0.8%, and higher commodity costs partially offset by cost reductions.

Gross Profit

Gross profit was $160.5 million, or 34.6% of net sales, in the first quarter of 2021 compared to $124.4 million, or 35.9% of net sales, for the first quarter of 2020. The $36.1 million increase in gross profit was primarily due to higher volume in the Electronics and Automotive segments. The decrease in gross margin of 1.3% was primarily due to the higher freight costs of $7.3 million or 0.9%, the purchase accounting inventory charges of $3.5 million or 0.8%, higher commodity costs, and unfavorable price and foreign exchange partially offset by higher volumes within the Electronics and Automotive segments.

Operating Expenses

Total operating expenses were $84.0 million, or 18.1% of net sales, for the first quarter of 2021 compared to $79.6 million, or 23.0% of net sales, for the first quarter of 2020. The increase in operating expenses of $4.4 million was primarily due to higher selling, general and administrative expenses of $7.1 million largely due to higher accrued incentive compensation and the

Hartland acquisition partially offset by a $1.9 million gain from the sale of a building within the Electronics segment. The increase in operating expenses was also partially offset by lower restructuring, impairment and other charges of $3.5 million.

Operating Income

Operating income was $76.5 million, an increase of $31.7 million, or 70.9%, for the first quarter of 2021 compared to $44.8 million for the first quarter of 2020. The increase in operating income was primarily due to higher gross profit from the Electronics and Automotive segments. Operating margins increased from 12.9% in the first quarter of 2020 to 16.5% in the first quarter of 2021 driven by the factors mentioned above.

Income Before Income Taxes

Income before income taxes was $72.7 million, or 15.7% of net sales, for the first quarter of 2021 compared to $35.5 million, or 10.3% of net sales, for the first quarter of 2020. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily impacted by increases of $9.7 million of unrealized gains associated with our equity investments partially offset by higher foreign exchange losses of $4.3 million.

Income Taxes

Income tax expense for the first quarter of 2021 was $15.0 million, or an effective tax rate of 20.6%, compared to income tax expense of $10.9 million, or an effective tax rate of 30.6%, for the first quarter of 2020. The effective tax rate for the first quarter of 2021 is lower than the effective tax rate for the comparable 2020 period, primarily due to an increase in the forecasted income earned in lower tax jurisdictions in 2021 compared to 2020. The effective tax rate for the 2021 period is approximately the same as the applicable U.S. statutory rate.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Automotive and Industrial. Segment information is described more fully in Note 15, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales by segment:

	First Quarter
(in thousands)	2021	2020	Change	% Change
Electronics	$286,535	$214,189	$72,346	33.8%
Automotive	128,529	104,770	23,759	22.7%
Industrial	48,730	27,137	21,593	79.6%
Total	$463,794	$346,096	$117,698	34.0%

Electronics Segment

Net sales increased $72.3 million, or 33.8%, in the first quarter of 2021 compared to the first quarter of 2020 and included favorable changes in foreign exchange rates of $6.5 million. The sales increase was primarily due to increased volume for the electronics products and semiconductor businesses of $47.8 million and $24.5 million, respectively. The volume increases were led by greater customer demand for products and devices for work-from-home and stay-at-home needs, and strong global automotive demand driving an increase for products used in automotive electronics and electric vehicles. The first quarter of 2020 also included production disruptions due to the impact of COVID-19.

Automotive Segment

Net sales increased $23.8 million, or 22.7%, in the first quarter of 2021 compared to the first quarter of 2020 and included favorable changes in foreign exchange rates of $5.6 million. The sales increase was due to higher volume in passenger car products, commercial vehicle products, and the automotive sensors business of $15.3 million, $4.4 million, and $4.1 million, respectively. These increases were due to stronger global auto and commercial vehicle market demand. Our Asia region experienced the most growth driven by an increase in global auto market demand as compared to the first quarter of 2020 that had production disruptions due to the impact of COVID-19. Sales also grew due to the launch of new products and higher content per vehicle.

Industrial Segment

Net sales increased by $21.6 million, or 79.6%, in the first quarter of 2021 compared to the first quarter of 2020, which included favorable changes in foreign exchange rates of $0.3 million. The increase in net sales was primarily due to incremental net sales of $16.7 million or 61.5% from the Hartland acquisition, higher volume of $4.5 million in the power fuse business, and the transfer of the temperature sensor product line totaling $1.9 million which was previously reported in the Electronics segment, partially offset by lower volume in the relay business.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	First Quarter
(in thousands)	2021	2020	Change	% Change
Asia-Pacific	$212,185	$140,873	$71,312	50.6%
Americas	152,906	120,501	32,405	26.9%
Europe	98,703	84,722	13,981	16.5%
Total	$463,794	$346,096	$117,698	34.0%

Asia-Pacific

Net sales increased $71.3 million, or 50.6%, in the first quarter of 2021 compared to the first quarter of 2020 and included favorable changes in foreign exchange rates of $4.2 million. The increase in net sales was primarily due to higher volume across all businesses within the Electronics and Automotive segments, compared to the first quarter of 2020 that had production disruptions due to the impact of COVID-19.

Americas

Net sales increased $32.4 million, or 26.9%, in the first quarter of 2021 compared to the first quarter of 2020 and included favorable changes in foreign exchange rates of $0.1 million. The increase in net sales was primarily due to incremental sales of $16.7 million from the Hartland acquisition, higher volume across all businesses within the Electronics segment, and higher volume in the passenger car products and commercial vehicle businesses within the Automotive segment.

Europe

Net sales increased $14.0 million, or 16.5%, in the first quarter of 2021 compared to the first quarter of 2020. The increase in net sales was primarily due to favorable changes in foreign exchange rates of $8.1 million and increased volume across all businesses within the Automotive segment and Electronics products business within the Electronics segment, partially offset by lower volume in the semiconductor business within the Electronics segment.

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

Cash and cash equivalents were $572.8 million as of March 27, 2021, a decrease of $114.8 million as compared to December 26, 2020. As of March 27, 2021, $306.6 million of the Company's $572.8 million cash and cash equivalents was held by U.S. subsidiaries.

Revolving Credit Facility

On April 3, 2020, the Company amended its Credit Agreement to effect certain changes, including, among others: (i) eliminating the $200.0 million unsecured term loan credit facility, the remaining outstanding balance ($140.0 million) of which was repaid in full on April 3, 2020 through the revolving credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company; (iii) modifying performance-based interest rate margins and undrawn fees; and (iv) extending the maturity date to April 3, 2025. The amended Credit Agreement also allows the Company to increase the size of the revolving credit facility or enter into one or more tranches of term loans if there is no event of default and the Company is in compliance with certain financial covenants. The Company made payments of $30.0 million on the amended revolving credit facility during the three months ended March 27, 2021. The balance under the facility was $100.0 million as of March 27, 2021.

Outstanding borrowings under the amended Credit Agreement bears interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six-month periods, plus 1.25% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.25% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company was also required to pay commitment fees on unused portions of the credit agreement ranging from 0.125% to 0.20%, based on the Consolidated Leverage Ratio, as defined in the agreement. The amended Credit Agreement included representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 1.61% at March 27, 2021.

As of March 27, 2021, the Company had no amount outstanding in letters of credit and had available $571.3 million of borrowing capacity under the Revolving Credit Facility based on financial covenants. At March 27, 2021, the Company was in compliance with all covenants under the Credit Agreement.

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

Debt Covenants

The Company was in compliance with all covenants under the Credit Agreement and Senior Notes as of March 27, 2021 and currently expects to remain in compliance based on management’s estimates of operating and financial results for 2021. As of March 27, 2021, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions
On January 28, 2021, the Company acquired Hartland Controls ("Hartland"), a manufacturer and leading supplier of electrical components used primarily in heating, ventilation, air conditioning (HVAC) and other industrial and control systems applications with annualized sales of approximately $70 million. The purchase price for Hartland was approximately $112.3 million and the operations of Hartland Controls are included in the Industrial segment. The net cash payment of $109.9 million for this acquisition was funded by the Company's cash on hand.

Dividends

During the first quarter of 2020 the Company paid quarterly dividends of $11.8 million to the shareholders. On April 28, 2021, the Board of Directors of the Company declared a quarterly cash dividend of $0.48 per share, payable on June 3, 2021 to stockholders of record as of May 20, 2021.

U.K. pension plan

On April 7, 2020, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company will be required to directly pay and administer pension payments to certain of the Company’s U.K. pension plan participants, or their designated beneficiaries. The purchase of this group annuity contract will reduce the Company’s outstanding pension benefit obligation by approximately $55 million, representing approximately 37% of the total obligations of the Company’s qualified pension plans, and will be funded with pension plan assets and additional cash on hand. In connection with this transaction, the Company will record a one-time non-cash settlement charge currently estimated between $18 million and $22 million in the fourth quarter of 2021, reflecting the accelerated recognition of unamortized actuarial losses in the plan. The actual amount and timing of the settlement charge could differ from this estimate due to final data and plan wind-up expenses. Due to the signing of the group annuity contract being a significant change in the U.K. pension plan, the liabilities of the plan were remeasured as of April 6, 2020 resulting in an increase of $13.4 million (£10.9 million) to both the net pension liability and unamortized actuarial loss within other comprehensive income (loss) during the second quarter of 2020. Additionally, the Company made a cash contribution of $10.4 million (£8.4 million) under this agreement during the second quarter of 2020.

Cash Flow Overview

	First three Months
(in thousands)	2021	2020
Net cash provided by operating activities	$50,166	$45,279
Net cash used in investing activities	(122,020)	(16,536)
Net cash (used in) provided by financing activities	(34,273)	65,804
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,101)	(5,111)
(Decrease) increase in cash, cash equivalents, and restricted cash	(110,228)	89,436
Cash, cash equivalents, and restricted cash at beginning of period	687,525	531,139
Cash, cash equivalents, and restricted cash at end of period	$577,297	$620,575

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $50.2 million for the three months ended March 27, 2021 as compared to $45.3 million for the three months ended March 28, 2020. The increase in net cash provided by operating activities was primarily due to higher cash earnings partially offset by increases in working capital resulting from higher sales growth.

Cash Flow from Investing Activities

Net cash used in investing activities was $122.0 million for the three months ended March 27, 2021 compared to $16.5 million during the three months ended March 28, 2020. Net cash paid for the Hartland acquisition was $109.9 million for the three months ended March 27, 2021. Capital expenditures were $14.7 million, representing a decrease of $1.9 million compared to 2020. During the three months ended March 28, 2020, the Company received proceeds of $2.6 million from the sale of a property within the Electronics segment.

Cash Flow from Financing Activities

Net cash used in financing activities was $34.3 million for the three months ended March 27, 2021 compared to net cash provided by financing activities of $65.8 million for the three months ended March 28, 2020. The Company made payments of $30.0 million on the amended revolving credit facility during the first quarter of 2021. During the three months ended March 28, 2020, the Company made principal payments of $2.5 million on the term loan and borrowed $100.0 million from its revolving credit facility to preserve financial flexibility and enhance liquidity, given the increasing levels of uncertainty related to COVID-19. For the three months ended March 28, 2020, the Company repurchased 175,110 shares of its common stock totaling $22.9 million. Additionally, the Company paid dividends $11.8 million and $11.7 million in the three months ended March 27, 2021 and March 28, 2020, respectively.

Share Repurchase Program

On April 26, 2019, the Company's Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2019 to April 30, 2020 ("2019 program"). On April 29, 2020, the Company announced that the Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2020 to April 30, 2021 (the "2020 program") to replace its previous expired 2019 program. On April, 28, 2021, the Company announced that the Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program.

The Company did not repurchase any shares of its common stock for the three months ended March 27, 2021. During the three months ended March 28, 2020, the Company repurchased 175,110 shares of its common stock totaling $22.9 million.

Off-Balance Sheet Arrangements

As of March 27, 2021, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 26, 2020. During the three months ended March 27, 2021, there were no significant changes in the application of critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 26, 2020. During the three months ended March 27, 2021, there have been no material changes in our exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 27, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 27, 2021, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended March 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for our year ended December 26, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

On April 26, 2019, the Company's Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2019 to April 30, 2020 ("2019 program"). On April 29, 2020, the Company announced that the Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2020 to April 30, 2021 (the "2020 program") to replace its previous expired 2019 program. On April, 28, 2021, the Company announced that the Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program.

The Company did not repurchase any shares of its common stock for the three months ended March 27, 2021. During the three months ended March 28, 2020, the Company repurchased 175,110 shares of its common stock totaling $22.9 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description

10.1*	Hartland Credit Agreement Joinder Agreement

10.2*	Subsidiary Guarantor Supplement (Domestic NPA) - Hartland Subsidiaries

10.3*	Subsidiary Guarantor Supplement (Cross-Border NPA) - Hartland Subsidiaries

10.4*	Subsidiary Guarantor Supplement (Fall 2017 NPA) - Hartland Subsidiaries

31.1*	Certification of David W. Heinzmann, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Meenal A. Sethna, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LITTELFUSE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 27, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity , (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 27, 2021, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 27, 2021, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Meenal A. Sethna
Meenal A. Sethna
Executive Vice President and Chief Financial Officer

Date: April 28, 2021	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Vice President and Chief Accounting Officer