Form 10-Q
period 2021-06-26
LITTELFUSE INC /DE
filed 2021-07-28
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [ ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X]

As of July 23, 2021, the registrant had outstanding 24,617,137 shares of Common Stock, net of Treasury Shares.

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 26, 2021 (unaudited) and December 26, 2020	3
	Condensed Consolidated Statements of Net Income (Loss) for the three and six months ended June 26, 2021 (unaudited) and June 27, 2020 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 26, 2021 (unaudited) and June 27, 2020 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 26, 2021 (unaudited) and June 27, 2020 (unaudited)	6
	Condensed Consolidated Statements of Stockholders' Equity for the six months ended June 26, 2021 (unaudited) and June 27, 2020 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	39
Signatures		40

LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands)	June 26, 2021	December 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$616,330	$687,525
Short-term investments	18	54
Trade receivables, less allowances of $46,328 and $45,237 at June 26, 2021 and December 26, 2020, respectively	313,332	232,760
Inventories	325,774	258,002
Prepaid income taxes and income taxes receivable	3,961	3,029
Prepaid expenses and other current assets	59,503	35,939
Total current assets	1,318,918	1,217,309
Net property, plant, and equipment	352,826	344,178
Intangible assets, net of amortization	307,771	291,887
Goodwill	851,070	816,812
Investments	39,255	30,547
Deferred income taxes	9,837	11,224
Right of use lease assets, net	28,465	17,615
Other assets	19,356	18,021
Total assets	$2,927,498	$2,747,593
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$205,138	$145,984
Accrued liabilities	126,445	110,478
Accrued income taxes	25,109	19,186
Current portion of long-term debt	25,000	—
Total current liabilities	381,692	275,648
Long-term debt, less current portion	626,917	687,034
Deferred income taxes	47,518	50,134
Accrued post-retirement benefits	43,176	45,802
Non-current operating lease liabilities	19,241	12,950
Other long-term liabilities	66,734	67,252
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, June 26, 2021–26,280,882; December 26, 2020–26,131,544	260	259
Additional paid-in capital	930,106	907,858
Treasury stock, at cost: 1,664,200 and 1,644,283 shares, respectively	(247,963)	(242,366)
Accumulated other comprehensive loss	(90,574)	(91,157)
Retained earnings	1,150,260	1,034,048
Littelfuse, Inc. shareholders’ equity	1,742,089	1,608,642
Non-controlling interest	131	131
Total equity	1,742,220	1,608,773
Total liabilities and equity	$2,927,498	$2,747,593

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net sales	$523,488	$307,337	$987,282	$653,433
Cost of sales	326,092	207,435	629,420	429,175
Gross profit	197,396	99,902	357,862	224,258

Selling, general, and administrative expenses	73,315	53,199	131,603	104,399
Research and development expenses	16,394	13,161	31,133	27,624
Amortization of intangibles	10,641	9,827	21,162	19,808
Restructuring, impairment, and other charges	789	35,665	1,226	39,627
Total operating expenses	101,139	111,852	185,124	191,458
Operating income (loss)	96,257	(11,950)	172,738	32,800

Interest expense	4,626	5,855	9,299	11,273
Foreign exchange (gain) loss	(1,676)	(6,010)	5,161	(3,426)
Other (income) expense, net	(1,890)	(1,210)	(9,627)	39
Income (loss) before income taxes	95,197	(10,585)	167,905	24,914
Income taxes	13,102	(1,594)	28,097	9,261
Net income (loss)	$82,095	$(8,991)	$139,808	$15,653

Earnings (loss) per share:
Basic	$3.34	$(0.37)	$5.69	$0.64
Diluted	$3.30	$(0.37)	$5.62	$0.64

Weighted-average shares and equivalent shares outstanding:
Basic	24,592	24,312	24,562	24,353
Diluted	24,900	24,312	24,894	24,520

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net income (loss)	$82,095	$(8,991)	$139,808	$15,653
Other comprehensive income (loss):
Pension and postemployment adjustment, net of tax	329	(10,839)	783	(10,278)
Foreign currency translation adjustments	5,125	8,422	(200)	(7,118)
Comprehensive income (loss)	$87,549	$(11,408)	$140,391	$(1,743)

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 26, 2021	June 27, 2020
OPERATING ACTIVITIES
Net income	$139,808	$15,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,251	27,728
Amortization of intangibles	21,162	19,808
Deferred revenue	(316)	(289)
Non-cash inventory charges	6,807	—
Impairment charges	—	36,078
Stock-based compensation	12,238	10,852
(Gain) loss on investments and other assets	(8,865)	542
Deferred income taxes	(2,172)	2,512
Other	7,842	(1,222)
Changes in operating assets and liabilities:
Trade receivables	(69,881)	13,914
Inventories	(38,205)	(10,761)
Accounts payable	38,955	3,439
Accrued liabilities and income taxes	4,488	(19,144)
Prepaid expenses and other assets	(12,766)	2,176
Net cash provided by operating activities	126,346	101,286

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(109,852)	—
Purchases of property, plant, and equipment	(32,657)	(29,479)
Net proceeds from sale of property, plant and equipment, and other	2,569	89
Net cash used in investing activities	(139,940)	(29,390)

FINANCING ACTIVITIES
Proceeds of revolving credit facility	—	240,000
Payments of revolving credit facility	(30,000)	—
Payments of term loan	—	(145,000)
Net proceeds related to stock-based award activities	4,413	3,642
Purchases of common stock	—	(22,927)
Debt issuance costs	—	(1,786)
Cash dividends paid	(23,596)	(23,403)
Net cash (used in) provided by financing activities	(49,183)	50,526
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,894)	(1,694)
(Decrease) increase in cash, cash equivalents, and restricted cash	(65,671)	120,728
Cash, cash equivalents, and restricted cash at beginning of period	687,525	531,139
Cash, cash equivalents, and restricted cash at end of period	$621,854	$651,867
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$616,330	$651,867
Restricted cash included in prepaid expenses and other current assets	$3,790	—
Restricted cash included in other assets	$1,734	$—
Cash paid during the period for interest	$8,719	$10,799
Capital expenditures, not yet paid	$6,826	$4,665
 See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 26, 2020	$259	$907,858	$(242,366)	$(91,157)	$1,034,048	$131	$1,608,773
Net income	—	—	—	—	57,713	—	57,713
Other comprehensive loss, net of tax	—	—	—	(4,871)	—	—	(4,871)
Stock-based compensation	—	3,395	—	—	—	—	3,395
Stock options exercised	—	7,509	—	—	—	—	7,509
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,782)	—	(11,782)
Balance at March 27, 2021	$259	$918,762	$(242,366)	$(96,028)	$1,079,979	$131	$1,660,737
Net income	—	—	—	—	82,095	—	82,095
Other comprehensive loss, net of tax	—	—	—	5,454	—	—	5,454
Stock-based compensation	—	8,843	—	—	—	—	8,843
Withheld shares on restricted share units for withholding taxes	—	—	(5,597)	—	—	—	(5,597)
Stock options exercised	1	2,501	—	—	—	—	2,502
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,814)	—	(11,814)
Balance at June 26, 2021	$260	$930,106	$(247,963)	$(90,574)	$1,150,260	$131	$1,742,220

See accompanying Notes to Condensed Consolidated Financial Statements.

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 28, 2019	$256	$867,996	$(216,447)	$(106,823)	$950,901	$131	$1,496,014
Net income	—	—	—	—	24,644	—	24,644
Other comprehensive loss, net of tax	—	—	—	(14,979)	—	—	(14,979)
Stock-based compensation	—	2,965	—	—	—	—	2,965
Withheld shares on restricted share units for withholding taxes	—	—	(443)	—	—	—	(443)
Stock options exercised	—	3,399	—	—	—	—	3,399
Repurchases of common stock	—	—	(22,927)	—	—	—	(22,927)
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,725)	—	(11,725)
Balance at March 28, 2020	$256	$874,360	$(239,817)	$(121,802)	$963,820	$131	$1,476,948
Net loss	—	—	—	—	(8,991)	—	(8,991)
Other comprehensive loss, net of tax	—	—	—	(2,417)	—	—	(2,417)
Stock-based compensation	—	7,887	—	—	—	—	7,887
Withheld shares on restricted share units for withholding taxes	—	—	(2,375)	—	—	—	(2,375)
Stock options exercised	1	3,059	—	—	—	—	3,060
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,678)	—	(11,678)
Balance at June 27, 2020	$257	$885,306	$(242,192)	$(124,219)	$943,151	$131	$1,462,434

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

Revenue Recognition

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three and six months ended June 26, 2021 and June 27, 2020:

	Three Months Ended June 26, 2021				Six Months Ended June 26, 2021
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$155,276	$—	$—	$155,276	$287,713	$—	$—	$287,713
Electronics – Semiconductor	170,071	—	—	170,071	324,169	—	—	324,169
Passenger Car Products	—	68,048	—	68,048	—	135,949	—	135,949
Automotive Sensors	—	26,685	—	26,685	—	54,969	—	54,969
Commercial Vehicle Products	—	38,585	—	38,585	—	70,929	—	70,929
Industrial Products	—	—	64,823	64,823	—	—	113,553	113,553
Total	$325,347	$133,318	$64,823	$523,488	$611,882	$261,847	$113,553	$987,282

	Three Months Ended June 27, 2020				Six Months Ended June 27, 2020
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$92,846	$—	$—	$92,846	$177,444	$—	$—	$177,444
Electronics – Semiconductor	130,425	—	—	130,425	260,016	—	—	260,016
Passenger Car Products	—	30,309	—	30,309	—	82,954	—	82,954
Automotive Sensors	—	13,899	—	13,899	—	38,073	—	38,073
Commercial Vehicle Products	—	17,791	—	17,791	—	45,742	—	45,742
Industrial Products	—	—	22,067	22,067	—	—	49,204	49,204
Total	$223,271	$61,999	$22,067	$307,337	$437,460	$166,769	$49,204	$653,433

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash at June 26, 2021 and December 26, 2020 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

(in thousands)	June 26, 2021	December 26, 2020
Cash and cash equivalents	$616,330	$687,525
Restricted cash included in prepaid expenses and other current assets	3,790	—
Restricted cash included in other assets	1,734	$—
Total cash, cash equivalents and restricted cash	$621,854	$687,525

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update ("ASU") No. 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes" as part of its initiative to reduce complexity in the accounting standards. The guidance is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. The adoption of ASU 2019-12 did not have a material impact on our Condensed Consolidated Financial Statements.

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

The total purchase consideration of $109.9 million, net of cash, cash equivalents, and restricted cash has been allocated, on a preliminary basis, to assets acquired and liabilities assumed, as of the completion of the acquisition, based on preliminary estimated fair values. The purchase consideration is subject to change for the final working capital adjustments. As of June 26, 2021, the Company had restricted cash of $1.7 million in an escrow account for general indemnification purposes. The purchase price allocation is preliminary because the evaluations necessary to assess the fair values of the net assets acquired are still in process. The primary areas that are not yet finalized relate to the completion of the valuation of certain contingent liabilities. As a result, these allocations are subject to change during the purchase price allocation period as the valuations are finalized.

The following table summarizes the purchase price allocation of the fair value of assets acquired and liabilities assumed in the Hartland acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired, and restricted cash	$109,852
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables, net	13,027
Inventories	35,808
Other current assets	2,224
Property, plant, and equipment	6,296
Intangible assets	39,660
Goodwill	40,442
Other non-current assets	3,787
Current liabilities	(24,846)
Other non-current liabilities	(6,546)
$109,852
During the three months ended June 26, 2021, the Company recorded a cumulative net measurement period adjustment that increased goodwill by $ 1.5 million and resulted in a decrease to the fair value assigned to trade receivables, inventories and net current liabilities of $1.3 million, $0.5 million and $0.3 million, respectively. The measurement period adjustment was primarily associated with certain contingent liabilities and customer settlements. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date.

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

Included in the Company’s Condensed Consolidated Statements of Net Income for the three and six months ended June 26, 2021 are net sales of approximately $26.4 million and $43.1 million respectively, and a loss before income taxes of $0.3 million and $2.5 million, respectively since the January 28, 2021 acquisition of Hartland.

The Company recorded a $6.8 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up was amortized as a non-cash charge to cost of goods sold during the first and second quarters of 2021, as the acquired inventory was sold, and is reflected as other non-segment costs. During the three and six months ended June 26, 2021, the Company recognized a charge of $3.3 million and $6.8 million for the amortization of this fair value inventory step-up.

During the three and six months ended June 26, 2021, the Company incurred approximately $0.1 million and $0.8 million of legal and professional fees related to this acquisition recognized as Selling, general, and administrative expenses. These costs were reflected as other non-segment costs.

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

	For the Three Months Ended		For the Six Months Ended
(in thousands, except per share amounts)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net sales	$523,488	$323,713	$994,320	$687,330
Income (loss) before income taxes	98,644	(10,392)	175,939	21,039
Net income (loss)	84,818	(8,873)	146,143	12,565
Net income (loss) per share — basic	3.45	(0.36)	5.95	0.52
Net income (loss) per share — diluted	3.41	(0.36)	5.87	0.51
Pro forma results presented above primarily reflect the following adjustments:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Amortization(a)	$—	$(837)	$(280)	$(1,676)
Depreciation	—	47	7	95
Transaction costs(b)	128	(128)	835	(835)
Amortization of inventory step-up(c)	3,319	(1,659)	6,808	(6,796)
Income tax (expense) benefit of above items	(724)	541	(1,555)	1,940
(a)The amortization adjustment for the three and six months ended June 27, 2020 primarily reflects incremental amortization resulting for the measurement of intangibles at their fair values.
(b)The transaction cost adjustments reflect the reversal of certain legal and professional fees from the three and six months ended June 26, 2021 and recognition of those fees during the three and six months ended June 27, 2020.
(c)The amortization of inventory step-up adjustment reflects the reversal of the amount recognized during the three and six months ended June 26, 2021 and the recognition of the amortization during the three and six months ended June 27, 2020. The inventory step-up was amortized over four months as the inventory was sold.

3. Inventories

The components of inventories at June 26, 2021 and December 26, 2020 are as follows:

(in thousands)	June 26, 2021	December 26, 2020
Raw materials	$111,769	$85,394
Work in process	106,552	92,783
Finished goods	142,777	114,641
Inventory Reserves	(35,324)	(34,816)
Total	$325,774	$258,002

4. Property, Plant, and Equipment

The components of net property, plant, and equipment at June 26, 2021 and December 26, 2020 are as follows:

(in thousands)	June 26, 2021	December 26, 2020
Land	$21,795	$22,851
Building	128,528	123,497
Equipment	706,115	678,220
Accumulated depreciation and amortization	(503,612)	(480,390)
Total	$352,826	$344,178

The Company recorded depreciation expense of $13.6 million and $13.9 million for the three months ended June 26, 2021 and June 27, 2020, respectively, and $27.3 million and $27.7 million for the six months ended June 26, 2021 and June 27, 2020, respectively.

5. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by segment for the six months ended June 26, 2021 are as follows:

(in thousands)	Electronics	Automotive	Industrial	Total
Net book value of goodwill as of December 26, 2020
Gross goodwill as of December 26, 2020	$676,325	$138,354	$47,551	$862,230
Accumulated impairment losses as of December 26, 2020	—	(36,423)	(8,995)	(45,418)
Total	676,325	101,931	38,556	816,812
Changes during 2021:
Additions(a)	—	—	40,442	40,442
Currency translation	(4,779)	(1,542)	137	(6,184)
Net book value of goodwill as of June 26, 2021
Gross goodwill as of June 26, 2021	671,546	136,699	88,130	896,375
Accumulated impairment losses as of June 26, 2021	—	(36,310)	(8,995)	(45,305)
Total	$671,546	$100,389	$79,135	$851,070
(a) The additions resulted from the acquisition of Hartland.
The Company tests its goodwill annually for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the second quarter of 2020, the Company recorded a non-cash charge of $33.8 million to recognize the impairment of goodwill in the automotive sensors reporting unit within the Automotive segment. The goodwill impairment charge was determined using Level 3 inputs, including discounted cash flow analysis and comparable marketplace fair value data. As of June 26, 2021, the automotive sensors reporting unit had $9.6 million of remaining goodwill.

The components of other intangible assets as of June 26, 2021 and December 26, 2020 are as follows:

	As of June 26, 2021
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$10,392	$2,177	$8,215
Patents, licenses and software	143,717	97,977	45,740
Distribution network	43,762	39,941	3,821
Customer relationships, trademarks, and tradenames	401,722	151,727	249,995
Total	$599,593	$291,822	$307,771

	As of December 26, 2020
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$10,280	$2,007	$8,273
Patents, licenses and software	137,210	92,868	44,342
Distribution network	43,910	38,980	4,930
Customer relationships, trademarks, and tradenames	372,064	137,722	234,342
Total	$563,464	$271,577	$291,887

During the three months ended June 26, 2021 and June 27, 2020, the Company recorded amortization expense of $10.6 million and $9.8 million, respectively. During the six months ended June 26, 2021 and June 27, 2020, the Company recorded amortization expense of $21.2 million and $19.8 million, respectively.

The Company recognized a $0.3 million non-cash impairment charge in the first quarter of 2020 on a certain patent triggered by the Company’s announcement to consolidate a manufacturing facility within the Industrial segment.

During the six months ended June 26, 2021, the Company recorded additions to intangible assets of $39.7 million, related to the Hartland acquisition, the components of which were as follows:

(in thousands)	Weighted Average Useful Life	Amount
Patents, licenses and software	9.2	$7,559
Customer relationships, trademarks, and tradenames	13.7	32,101
Total		$39,660

Estimated annual amortization expense related to intangible assets with definite lives as of June 26, 2021 is as follows:

(in thousands)	Amount
2021	$41,868
2022	40,877
2023	36,569
2024	33,135
2025	32,682
2026 and thereafter	143,802
Total	$328,933

6. Accrued Liabilities

The components of accrued liabilities as of June 26, 2021 and December 26, 2020 are as follows:

(in thousands)	June 26, 2021	December 26, 2020
Employee-related liabilities	$64,909	$50,689
Operating lease liability	8,853	6,811
Other non-income taxes	8,815	2,126
Interest	4,506	4,517
Professional services	2,962	3,321
Deferred revenue	2,444	2,959
Restructuring liability	1,109	4,195
Customer liability	790	3,858
Other	32,057	32,002
Total	$126,445	$110,478

Employee-related liabilities consist primarily of payroll, sales commissions, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other client-related liabilities.

7. Restructuring, Impairment, and Other Charges

The Company recorded restructuring, impairment and other charges for the three and six months ended June 26, 2021 and June 27, 2020 as follows:

	Three months ended June 26, 2021				Six months ended June 26, 2021
(in thousands)	Electronics	Automotive	Industrial	Total	Electronics	Automotive	Industrial	Total
Employee terminations	$295	$416	$6	$717	$552	$416	$169	$1,137
Other restructuring charges	—	72	—	72	—	89	—	89
Total restructuring charges	295	488	6	789	552	505	169	1,226
Total	$295	$488	$6	$789	$552	$505	$169	$1,226

	Three months ended June 27, 2020				Six months ended June 27, 2020
(in thousands)	Electronics	Automotive	Industrial	Total	Electronics	Automotive	Industrial	Total
Employee terminations	$856	$209	$750	$1,815	$1,737	$608	$1,071	$3,416
Other restructuring charges	(1)	(12)	22	9	—	108	25	133
Total restructuring charges	855	197	772	1,824	1,737	716	1,096	3,549
Impairment	—	33,841	—	33,841	—	33,841	2,237	36,078
Total	$855	$34,038	$772	$35,665	$1,737	$34,557	$3,333	$39,627

2021
For the three and six months ended June 26, 2021, the Company recorded total restructuring charges of $0.8 million and $1.2 million, primarily for employee termination costs. These charges are primarily related to the reorganization of certain manufacturing, selling and administrative functions within the Automotive and Electronics segments.

2020
For the three and six months ended June 27, 2020, the Company recorded total restructuring charges of $1.8 million and $3.5 million, respectively, for employee termination costs and other restructuring charges. These charges are primarily related to the reorganization of certain manufacturing, selling and administrative functions across all segments and the announced consolidation of a manufacturing facility within the Industrial segment. The Company also recognized $33.8 million and $36.1 million of impairment charges for the three and six months ended June 27, 2020, respectively, which included a $33.8 million goodwill impairment charge associated with the automotive sensors reporting unit within the Automotive segment in the second quarter of 2020 and $2.2 million related to the land and building associated with the Company’s previously announced consolidation of a manufacturing facility within the Industrial segment in the first quarter of 2020. The impairment charges of the land and building were included in selling, genera,l and administrative expenses. See Note 5, Goodwill and Other Intangible Assets for further discussion regarding the goodwill impairment charge.

The restructuring liability as of June 26, 2021 and December 26, 2020 is $2.9 million and $4.2 million, respectively. The current portion of the total restructuring liability included within accrued liabilities is $1.1 million while the long-term balance of $1.8 million was included within other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets as of June 26, 2021. The Company anticipates the remaining payments associated with employee terminations will primarily be completed by the third quarter of 2022.

8. Debt

The carrying amounts of debt at June 26, 2021 and December 26, 2020 are as follows:

(in thousands)	June 26, 2021	December 26, 2020
Revolving Credit Facility	$100,000	$130,000
Euro Senior Notes, Series A due 2023	139,610	142,679
Euro Senior Notes, Series B due 2028	113,359	115,850
U.S. Senior Notes, Series A due 2022	25,000	25,000
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	50,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
Other	2,619	2,619
Unamortized debt issuance costs	(3,671)	(4,114)
Total debt	651,917	687,034
Less: Current maturities	(25,000)	—
Total long-term debt	$626,917	$687,034

Revolving Credit Facility

On April 3, 2020, the Company amended its Credit Agreement to effect certain changes, including, among others: (i) eliminating the $200.0 million unsecured term loan credit facility, the remaining outstanding balance ($140.0 million) of which was repaid in full on April 3, 2020 through the revolving credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company; (iii) modifying performance-based interest rate margins and undrawn fees; and (iv) extending the maturity date to April 3, 2025. The amended Credit Agreement also allows the Company to increase the size of the revolving credit facility or enter into one or more tranches of term loans if there is no event of default and the Company is in compliance with certain financial covenants. The Company made payments of $30.0 million on the amended revolving credit facility during the six months ended June 26, 2021. The balance under the facility was $100.0 million as of June 26, 2021.

Outstanding borrowings under the amended Credit Agreement bears interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six-month periods, plus 1.25% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.25% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the credit agreement ranging from 0.125% to 0.20%, based on the Consolidated Leverage Ratio, as defined in the agreement. The amended Credit Agreement includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 1.59% at June 26, 2021.

As of June 26, 2021, the Company had no amount outstanding in letters of credit and had available $600.0 million of borrowing capacity under the Revolving Credit Facility. At June 26, 2021, the Company was in compliance with all covenants under the Credit Agreement.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At June 26, 2021, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $2.5 million and $3.4 million for the three months ended June 26, 2021 and June 27, 2020, respectively, and $8.7 million and $10.8 million for the six months ended June 26, 2021 and June 27, 2020, respectively.

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

Other Investments

The Company has certain convertible debt and convertible preferred stock investments that are accounted for under the cost method reflected in other assets in the Condensed Consolidated Balance Sheets. During the three and six months ended June 26, 2021, the Company impaired the remaining book value of these investments and recorded an impairment charge of $0.5 million in Other (income) expense, net in the Condensed Consolidated Statements of Net Income (Loss). As of December 26, 2020, the balances of these investments was $0.5 million. The fair value of these investments are measured on a nonrecurring basis using Level 3 inputs under the fair value hierarchy.

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

There were no changes during the quarter ended June 26, 2021 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of June 26, 2021 and December 26, 2020, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of June 26, 2021:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$25,768	$—	$—	$25,768
Investments in equity securities	27,532	—	—	27,532
Mutual funds	14,545	—	—	14,545
Total	$67,845	$—	$—	$67,845

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 26, 2020:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$73,461	$—	$—	$73,461
Investments in equity securities	19,186	—	—	19,186
Mutual funds	13,249	—	—	13,249
Total	$105,896	$—	$—	$105,896

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s revolving credit facilities’ fair values approximate book value at June 26, 2021 and December 26, 2020, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of June 26, 2021 and December 26, 2020 were as follows:

	June 26, 2021		December 26, 2020
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series A due 2023	$139,610	$141,709	$142,679	$144,323
Euro Senior Notes, Series B due 2028	113,359	119,481	115,850	123,588
USD Senior Notes, Series A due 2022	25,000	25,284	25,000	25,437
USD Senior Notes, Series B due 2027	100,000	107,293	100,000	109,552
USD Senior Notes, Series A due 2025	50,000	52,845	50,000	53,474
USD Senior Notes, Series B due 2030	125,000	134,145	125,000	138,036

The Company recognized impairment charges of $1.9 million for the land and building and $0.3 million for a certain patent as a result of the Company’s announcement to consolidate a manufacturing facility within the Industrial segment during the first quarter of 2020. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. The fair value of the land and building was valued using a real estate appraisal and classified as a Level 3 input under the fair value hierarchy.

10. Benefit Plans

The Company has company-sponsored defined benefit pension plans covering employees in the U.K., Germany, the Philippines, China, Japan, Mexico, Italy and France. The amount of the retirement benefits provided under the plans is based on years of service and final average pay.

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other (income) expense, net in the Condensed Consolidated Statements of Net Income (Loss). The components of net periodic benefit cost for the three and six months ended June 26, 2021 and June 27, 2020 were as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Components of net periodic benefit cost:
Service cost	$700	$592	$1,402	$1,210
Interest cost	443	486	883	1,144
Expected return on plan assets	(371)	(402)	(738)	(1,129)
Amortization of prior service and net actuarial loss	334	264	665	409
Net periodic benefit cost	$1,106	$940	$2,212	$1,634

The Company expects to make approximately $2.2 million of contributions to the plans and pay $3.8 million of benefits directly in 2021.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. The Company recorded expense of $0.5 million for both the three months ended June 26, 2021 and June 27, 2020, respectively, and $1.0 million expense for both the six months ended June 26, 2021 and June 27, 2020, respectively, in Cost of Sales and Other (income) expense, net within the Condensed Consolidated Statements of Net Income (Loss). For the three and six months ended June 26, 2021, the pre-tax amounts recognized in other comprehensive income (loss) as components of net periodic benefit costs for these plans were $0.2 million and 0.3 million. For three and six months ended June 27, 2020, the pre-tax amounts recognized in other comprehensive income (loss) as components of net periodic benefit costs for these plans were $0.2 million and $0.4 million, respectively.

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

11. Other Comprehensive Income (Loss)

Changes in other comprehensive income (loss) by component were as follows:

(in thousands)	Three Months Ended June 26, 2021			Three Months Ended June 27, 2020
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$372	$43	$329	$(13,098)	$(2,259)	$(10,839)
Foreign currency translation adjustments	5,125	—	5,125	8,422	—	8,422
Total change in other comprehensive income (loss)	$5,497	$43	$5,454	$(4,676)	$(2,259)	$(2,417)

(in thousands)	Six Months Ended June 26, 2021			Six Months Ended June 27, 2020
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan adjustments	$878	$95	$783	(12,543)	(2,265)	$(10,278)
Foreign currency translation adjustments	(200)	—	(200)	$(7,118)	$—	$(7,118)
Total change in other comprehensive income (loss)	$678	$95	$583	$(19,661)	$(2,265)	$(17,396)

Due to the signing of the group annuity contract being a significant change in the U.K. pension plan, the liabilities of the plan were remeasured as of April 6, 2020 resulting in an increase of $13.4 million to unamortized actuarial loss within other comprehensive income (loss). See Note 10, Benefits Plans for further discussion.

The following tables set forth the changes in accumulated other comprehensive (loss) by component for the six months ended June 26, 2021 and June 27, 2020:

(in thousands)	Defined benefit pension plan and other adjustments	Foreign currency translation adjustment	Accumulated other comprehensive (loss)
Balance at December 26, 2020	$(34,141)	$(57,016)	$(91,157)
Activity in the period	783	(200)	583
Balance at June 26, 2021	$(33,358)	$(57,216)	$(90,574)

(in thousands)	Defined benefit pension plan and other adjustments	Foreign currency translation adjustment	Accumulated other comprehensive (loss)
Balance at December 28, 2019	$(18,046)	$(88,777)	$(106,823)
Activity in the period	(10,278)	(7,118)	(17,396)
Balance at June 27, 2020	$(28,324)	$(95,895)	$(124,219)

Amounts reclassified from accumulated other comprehensive (loss) to earnings for the three and six months ended June 26, 2021 and June 27, 2020 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Pension and Postemployment plans:
Amortization of prior service and net actuarial loss	$509	$429	$1,013	$774

The Company recognizes the amortization of prior service costs in Other (income) expense, net within the Condensed Consolidated Statements of Net Income.

12. Income Taxes

The effective tax rate for the three and six months ended June 26, 2021 was 13.8% and 16.7%, respectively, compared to the effective tax rate for the three and six months ended June 27, 2020 of 15.1% and 37.2%, respectively. The effective tax rate for the second quarter of 2021 (which is based upon pre-tax income) is lower than the effective tax rate for the comparable 2020 period (which is based upon a pre-tax loss), primarily due to an increase in the forecasted income earned in lower tax jurisdictions in 2021 as compared to 2020, as well as the impact of the goodwill impairment charge of $33.8 million recorded in the second quarter of 2020, the substantial majority of which did not result in a tax benefit. The effective tax rate for the first six months of 2021 is lower than the effective tax rate for the comparable 2020 period, primarily due to an increase in the forecasted income earned in lower tax jurisdictions in 2021 as compared to 2020, as well as the impact of the goodwill impairment charge of $33.8 million recorded in the second quarter of 2020. The effective tax rate for the 2021 periods is lower than the applicable U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions.

13. Earnings (loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Numerator:
Net income (loss) as reported	$82,095	$(8,991)	$139,808	$15,653

Denominator:
Weighted average shares outstanding
Basic	24,592	24,312	24,562	24,353
Effect of dilutive securities	308	—	332	167
Diluted	24,900	24,312	24,894	24,520

Earnings (loss) Per Share:
Basic earnings (loss) per share	$3.34	$(0.37)	$5.69	$0.64
Diluted earnings (loss) per share	$3.30	$(0.37)	$5.62	$0.64

Potential shares of common stock relating to stock options and restricted share units excluded from the earnings per share calculation because their effect would be anti-dilutive were 41,216 and 328,624 for the three months ended June 26, 2021 and June 27, 2020, respectively, and 20,266 and 212,290 for the six months ended June 26, 2021 and June 27, 2020, respectively.

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

The Company did not repurchase any shares of its common stock for the three and six months ended June 26, 2021. During the six months ended June 27, 2020, the Company repurchased 175,110 shares of its common stock totaling $22.9 million.

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

	For the Three Months Ended June 26, 2021			For the Three Months Ended June 27, 2020
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$—	$—	$—	$0.3	$—	$—
Purchase material/service from related party	0.7	0.1	2.8	0.8	—	1.6

	For the Six Months Ended June 26, 2021			For the Six Months Ended June 27, 2020
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.2	$—	$—	$0.7	$—	$—
Purchase material/service from related party	1.8	0.2	5.8	1.0	—	3.4

	June 26, 2021			December 26, 2020
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Accounts receivable balance	$—	$—	$—	$0.1	$—	$—
Accounts payable balance	0.1	—	1.8	0.1	—	0.2

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

Segment information is summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net sales
Electronics	$325,347	$223,271	$611,882	$437,460
Automotive	133,318	61,999	261,847	166,769
Industrial	64,823	22,067	113,553	49,204
Total net sales	$523,488	$307,337	$987,282	$653,433

Depreciation and amortization
Electronics	$15,114	$15,617	$30,495	31,148
Automotive	6,946	7,071	14,019	14,258
Industrial	2,155	1,046	3,899	2,130
Total depreciation and amortization	$24,215	$23,734	$48,413	$47,536

Operating income (loss)
Electronics	$74,236	$32,651	$129,759	$64,923
Automotive	19,258	(8,857)	39,574	5,259
Industrial	8,375	(23)	11,881	3,511
Other(a)	(5,612)	(35,721)	(8,476)	(40,893)
Total operating income (loss)	96,257	(11,950)	172,738	32,800
Interest expense	4,626	5,855	9,299	11,273
Foreign exchange (gain) loss	(1,676)	(6,010)	5,161	(3,426)
Other (income) expense, net	(1,890)	(1,210)	(9,627)	39
Income (loss) before income taxes	$95,197	$(10,585)	$167,905	$24,914

(a) Included in “Other” Operating income for the second quarter of 2021 was $3.3 million ($6.8 million year-to-date) of purchase accounting inventory step-up charges, $0.5 million ($1.3 million year-to-date) of legal and professional fees and other integration expenses related to Hartland and other contemplated acquisitions, and $0.8 million ($1.3 million year-to-date) of restructuring, impairment and other charges, primarily related to employee termination costs. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, there was a loss of $1.0 million recorded during the second quarter of 2021 for a total year-to-date gain of $0.9 million from the sale of a building within the Electronics segment.

Included in “Other” Operating (loss) income for the 2020 second quarter is $0.1 million ($1.3 million year-to-date) of acquisition-related and integration charges related to the IXYS acquisition and other contemplated acquisitions. In addition, there was $35.6 million ($39.6 million year-to-date) of restructuring, impairment and other charges, primarily related to the goodwill impairment charge of $33.8 million recorded in the second quarter associated with the automotive sensors reporting unit within the Automotive segment, $1.8 million ($3.5 million year-to-date) of employee termination costs, and other restructuring charges and impairment charges of $2.2 million recorded in the first quarter associated with the announced consolidation of a manufacturing facility within the Industrial segment. See Note 5, Goodwill and Other Intangible Assets and Note 7, Restructuring, Impairment, and Other Charges, for further discussion.

The Company’s net sales by country were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net sales
United States	$154,797	$76,870	$285,728	$179,780
China	156,086	102,026	295,244	188,041
Other countries(a)	212,605	128,441	406,310	285,612
Total net sales	$523,488	$307,337	$987,282	$653,433

 The Company’s long-lived assets by country were as follows:

(in thousands)	June 26, 2021	December 26, 2020
Long-lived assets
United States	$47,509	$46,132
China	87,497	85,876
Mexico	76,700	70,125
Germany	37,447	37,976
Philippines	69,308	66,994
Other countries(a)	34,365	37,075
Total long-lived assets	$352,826	$344,178

The Company’s additions to long-lived assets by country were as follows:

	Six Months Ended
(in thousands)	June 26, 2021	June 27, 2020
Additions to long-lived assets
United States	$1,732	$2,026
China	7,127	4,516
Mexico	13,231	4,260
Germany	2,533	2,509
Philippines	6,941	9,039
Other countries(a)	1,793	687
Total additions to long-lived assets	$33,357	$23,037

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

Executive Summary

For the second quarter of 2021, the Company recognized net sales of $523.5 million compared to $307.3 million in the second quarter of 2020 representing an increase of $216.2 million, or 70.3%. The increase was primarily driven by higher volumes across all businesses in each of the segments, $26.4 million or 5.0% of net sales from the Hartland acquisition within the Industrial segment and $13.5 million or 4.4% of favorable changes in foreign exchange rates. The Company recognized net income of $82.1 million, or $3.30 per diluted share, in the second quarter of 2021 compared to a net loss of $9.0 million, or $0.37 per diluted share in the second quarter of 2020. The increase in net income reflects higher operating income of $108.2 million driven by a $41.6 million and a $28.1 million increase in operating income in the Electronics and Automotive segments, respectively, and the second quarter of 2020 included a non-cash goodwill impairment charge of $33.8 million related to the automotive sensors reporting unit within the Automotive segment.

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

Net cash provided by operating activities was $126.3 million for the six months ended June 26, 2021 as compared to $101.3 million for the six months ended June 27, 2020. The increase in net cash provided by operating activities was primarily due to higher cash earnings partially offset by increases in working capital resulting from higher sales growth.

Impact of COVID-19 on Business

The effects from COVID-19 continue to drive increased costs, though lower than 2020 levels. Ongoing costs include spending on personal protective equipment ("PPE"), additional personnel and employee transportation costs, and manufacturing inefficiencies, as well as an increase in freight costs and raw material due to the transportation capacity constraints across the world.

The Company anticipates that the global health crisis caused by COVID-19 may continue to impact its business activity for the foreseeable future. It is currently difficult to estimate the magnitude of the COVID-19 disruption, if future disruptions will occur due to a resurgence in COVID-19 cases and its impact on our employees, customers, suppliers and vendors. The Company will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and other stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business and operations, including the effects on our customers, employees, and prospects, or on our financial results for the fiscal year 2021.

Results of Operations

The following table summarizes the Company’s unaudited condensed consolidated results of operations for the periods presented. The second quarter of 2021 includes $3.3 million ($6.8 million year-to-date) of purchase accounting inventory step-

up charges, $0.5 million ($1.3 million year-to-date) of legal and professional fees and other integration expenses related to Hartland and other contemplated acquisitions and $0.8 million ($1.3 million year-to-date) of restructuring, impairment and other charges, primarily related to employee termination costs. In addition, there was a loss of $1.0 million recorded during the second quarter of 2021 for a total year-to-date gain of $0.9 million from the sale of a building within the Electronics segment

The second quarter of 2020 includes $0.1 million ($1.3 million year-to-date) of acquisition-related and integration charges related to the IXYS acquisition and other contemplated acquisitions. In addition, there was $35.6 million ($39.6 million year-to-date) of restructuring, impairment and other charges, primarily related to the goodwill impairment charge of $33.8 million recorded in the second quarter associated with the automotive sensors reporting unit within the Automotive segment, $1.8 million ($3.5 million year-to-date) of employee termination costs, and other restructuring charges and impairment charges of $2.2 million recorded in the first quarter associated with the announced consolidation of a manufacturing facility within the Industrial segment.

	Second Quarter				First Six Months
(in thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Net sales	$523,488	$307,337	$216,151	70.3%	$987,282	$653,433	$333,849	51.1%
Cost of sales	326,092	207,435	118,657	57.2%	629,420	429,175	200,245	46.7%
Gross profit	197,396	99,902	97,494	97.6%	357,862	224,258	133,604	59.6%
Operating expenses	101,139	111,852	(10,713)	(9.6)%	185,124	191,458	(6,334)	(3.3)%
Operating income (loss)	96,257	(11,950)	108,207	905.5%	172,738	32,800	139,938	426.6%
Income (loss) before income taxes	95,197	(10,585)	105,782	999.4%	167,905	24,914	142,991	573.9%
Income taxes	13,102	(1,594)	14,696	922.0%	28,097	9,261	18,836	203.4%
Net income (loss)	$82,095	$(8,991)	$91,086	1,013.1%	$139,808	$15,653	$124,155	793.2%

Net Sales

Net sales increased $216.2 million or 70.3% including $13.5 million or 4.4% of favorable changes in foreign exchange rates for the second quarter of 2021 compared to the second quarter of 2020. The increase was driven by volume growth across each of our segments and businesses within these segments whereas the second quarter of 2020 had temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19. The sales growth was primarily across all businesses within the Electronics and Automotive segments, which had sales increases of $102.1 million and $71.3 million, respectively. The volume increase within the Electronics segment was led by broad-based demand across electronics, transportation and industrial end markets. The volume increase within the Automotive segment was led by growth in global auto and commercial vehicle market demand along with greater content growth across passenger vehicles due to vehicle mix, including growth in electric vehicles. The remaining increase in net sales was primarily due to $26.4 million of net sales resulting from the Hartland acquisition included in the Industrial segment and volume growth across all businesses within the Industrial segment.

Net sales increased $333.8 million or 51.1% including $25.9 million or 4.0% of favorable changes in foreign exchange rates for the first six months of 2021 compared to the first six months of 2020. The increase was due to volume growth across all segments and businesses while the first six months of 2020 had temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19. The increase was primarily due to higher sales of $174.4 million and $95.1 million in the Electronics and Automotive segments, respectively, driven by higher volumes across all businesses within these segments. The volume increase within the Electronics segment was led by broad-based demand across electronics, transportation and industrial end markets. The volume increase within the Automotive segment was led by growth in global auto and commercial vehicle market demand along with greater content growth across passenger vehicles due to vehicle mix, including growth in electric vehicles. The remaining increase in net sales was primarily due to $43.1 million of net sales resulting from the Hartland acquisition included in the Industrial segment and volume growth across all businesses within the Industrial segment.

Cost of Sales

Cost of sales was $326.1 million, or 62.3% of net sales, in 2021, compared to $207.4 million, or 67.5% of net sales, in 2020. The increase in cost of sales was primarily due to greater volume across all segments driven by the factors discussed above along with the acquisition of Hartland. As a percent of net sales, cost of sales decreased 5.2% driven by volume leverage, partially offset by higher freight costs of 1.2%, the Hartland purchase accounting inventory charges of $3.3 million or 0.6%, and higher commodity costs.

Cost of sales was $629.4 million, or 63.8% of net sales for the first six months of 2021, compared to $429.2 million, or 65.7% of net sales for the first six months of 2020. The increase in cost of sales was primarily due to greater volume across all segments driven by the factors discussed above along with the acquisition of Hartland. As a percent of net sales, cost of sales decreased 1.9% driven by volume leverage, partially offset by higher freight costs of 1.1%, the Hartland purchase accounting inventory charges of $6.8 million or 0.7%, and higher commodity costs.

Gross Profit

Gross profit was $197.4 million, or 37.7% of net sales, in the second quarter of 2021 compared to $99.9 million, or 32.5% of net sales, for the second quarter of 2020. The $97.5 million increase in gross profit was primarily due to higher volume across all segments while the second quarter of 2020 had additional costs associated with the temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19. The increase in gross margin of 5.2% was primarily driven by volume leverage, partially offset by higher freight costs as a percent of net sales of 1.2%, the purchase accounting inventory charges of $3.3 million or 0.6%, and higher commodity costs.

Gross profit was $357.9 million, or 36.2% of net sales, in the first six months of 2021 compared to $224.3 million, or 34.3% of net sales, for the first six months of 2020. The $133.6 million increase in gross profit was primarily due to higher volume across all segments while the first six months of 2020 had additional costs associated with government-directed plant shutdowns and supply chain constraints. The increase in gross margin of 1.9% was primarily driven by volume leverage, partially offset by the higher freight costs as a percent of net sales of 1.1%, the purchase accounting inventory charges of $6.8 million or 0.7%, and higher commodity costs.

Operating Expenses

Total operating expenses were $101.1 million, or 19.3% of net sales, for the second quarter of 2021 compared to $111.9 million, or 36.4% of net sales, for the second quarter of 2020. The decrease in operating expenses of $10.7 million was primarily due to the goodwill impairment charge of $33.8 million, or 11.0% of net sales, in the automotive sensors reporting unit within the Automotive segment recorded during the second quarter of 2020, partially offset by higher selling, general and administrative expenses of $20.1 million largely due to higher accrued incentive compensation and the Hartland acquisition, and higher research and development expenses of $3.2 million.

Total operating expenses were $185.1 million, or 18.8% of net sales, for the first six months of 2021 compared to $191.5 million, or 29.3% of net sales, for the first six months of 2020. The decrease in operating expenses of $6.3 million is primarily due to the 2020 goodwill impairment charge of $33.8 million, or 5.2% of net sales, in the automotive sensors reporting unit within the Automotive segment and impairment charges of $2.2 million related to the Company’s 2020 first quarter announcement to consolidate a manufacturing facility within the Industrial segment, partially offset by higher selling, general, and administrative expenses of $27.2 million largely due to higher accrued incentive compensation and the Hartland acquisition, and higher research and development expenses of $3.5 million.

Operating Income (Loss)

Operating income was $96.3 million, an increase of $108.2 million for the second quarter of 2021 compared to an operating loss of $12.0 million for the second quarter of 2020. The increase in operating income was primarily due to higher gross profit from all segments as noted above and the second quarter of 2020 goodwill impairment charge of $33.8 million. Operating margins increased from (3.9)% in the second quarter of 2020 to 18.4% in the second quarter of 2021 driven by the factors mentioned above. The goodwill impairment charge of $33.8 million negatively impacted operating margin by 11.0% in the second quarter of 2020.

Operating income was $172.7 million, an increase of $139.9 million, or 426.6%, for the first six months of 2021 compared to $32.8 million for the first six months of 2020. The increase in operating income was primarily due to higher gross margin across all segments and lower operating expenses noted above. Operating margins increased from 5.0% in the first six months of 2020 to 17.5% in the first six months of 2021 driven by the factors mentioned above. The goodwill impairment charge of $33.8 million negatively impacted the operating margin by 5.2% for the first six months of 2020.

Income (Loss) Before Income Taxes

Income before income taxes was $95.2 million, or 18.2% of net sales, for the second quarter of 2021 compared to a loss before income taxes of $10.6 million, or 3.4% of net sales, for the second quarter of 2020. In addition to the factors impacting comparative results for operating income (loss) discussed above, income before income taxes was primarily impacted by lower foreign exchange gains of $4.3 million and a $0.7 million decreases in unrealized investment gains associated with our equity investments, partially offset by lower interest expense of $1.2 million due to lower outstanding borrowings under the credit facility.

Income before income taxes was $167.9 million, or 17.0% of net sales, for the first six months of 2021 compared to $24.9 million, or 3.8% of net sales, for the first six months of 2020. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was impacted by a $9.0 million increases in unrealized investment gains associated with our equity investment and lower interest expense of $2.0 million due to lower outstanding borrowings under the credit facility along with a lower effective interest rate, partially offset by the foreign exchange loss of $5.2 million during the six months ended June 26, 2021 compared to foreign exchange gains of $3.4 million during six months ended June 27, 2020.

Income Taxes

Income tax expense for the second quarter of 2021 was $13.1 million, or an effective tax rate of 13.8%, compared to income tax benefit of $1.6 million, or an effective tax rate of 15.1%, for the second quarter of 2020. The effective tax rate for the second quarter of 2021 (which is based upon pre-tax income) is lower than the effective tax rate for the comparable 2020 period (which is based upon a pre-tax loss), primarily due to an increase in the forecasted income earned in lower tax jurisdictions in 2021 as compared to 2020, as well as the impact of the goodwill impairment charge of $33.8 million recorded in the second quarter of 2020, the substantial majority of which did not result in a tax benefit.

Income tax expense for the first six months of 2021 was $28.1 million, or an effective tax rate of 16.7%, compared to income tax expense of $9.3 million, or an effective tax rate of 37.2%, for the first six months of 2020. The effective tax rate for the first six months of 2021 is lower than the effective tax rate for the comparable 2020 period primarily due to an increase in the forecasted income earned in lower tax jurisdictions in 2021 compared to 2020, and the impact of the goodwill impairment charge of $33.8 million recorded in the second quarter of 2020.

The effective tax rate for the 2021 periods is lower than the applicable U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Automotive and Industrial. Segment information is described more fully in Note 15, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales by segment:

	Second Quarter				First Six Months
(in thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Electronics	$325,347	$223,271	$102,076	45.7%	$611,882	$437,460	$174,422	39.9%
Automotive	133,318	61,999	71,319	115.0%	261,847	166,769	95,078	57.0%
Industrial	64,823	22,067	42,756	193.8%	113,553	49,204	64,349	130.8%
Total	$523,488	$307,337	$216,151	70.3%	$987,282	$653,433	$333,849	51.1%

Electronics Segment

Net sales increased $102.1 million, or 45.7%, in the second quarter of 2021 compared to the second quarter of 2020 and included favorable changes in foreign exchange rates of $7.3 million. The sales increase was primarily due to increased volume for the electronics products and semiconductor businesses of $62.4 million and $39.6 million, respectively. The volume increases were led by broad-based demand across electronics, transportation and industrial end markets. The second quarter of 2020 also included production disruptions due to the impact of COVID-19.

Net sales increased $174.4 million, or 39.9%, in the first six months of 2021 compared to the first six months of 2020 and included favorable changes in foreign exchange rates of $13.8 million. The sales increase was primarily due to increased volume for the electronics products and semiconductor businesses of $110.3 million and $64.2 million, respectively. The volume increases were driven by strong demand across the consumer electronics, automotive and industrial end markets while the first six months of 2020 were negatively impacted by production disruptions due to the impact of COVID-19.

Automotive Segment

Net sales increased $71.3 million, or 115.0%, in the second quarter of 2021 compared to the second quarter of 2020 and included favorable changes in foreign exchange rates of $5.8 million. The sales increase was due to higher volume in passenger car products, commercial vehicle products, and the automotive sensors business of $37.7 million, $20.8 million, and $12.8 million, respectively. The volume increase within the Automotive segment was led by growth in global auto and commercial vehicle market demand along with greater content growth across passenger vehicles due to vehicle mix, including growth in electric vehicle. This growth was across all regions, particularly in North America and Europe where volumes and demand increased from the second quarter of 2020 that was negatively impacted by COVID-19 production disruptions and temporary plant closures.

Net sales increased $95.1 million, or 57.0%, in the first six months of 2021 compared to the first six months of 2020 and included favorable changes in foreign exchange rates of $11.3 million. These sales increases were due to higher volume in passenger car products, commercial vehicle products, and the automotive sensors business of $53.0 million, $25.2 million, and $16.9 million, respectively. These increases were due to stronger global auto and commercial vehicle market demand. Each of our regions experienced growth driven by an increase in global auto market demand as compared to the first six months of 2020, which had production disruptions due to the impact of COVID-19. Sales also grew due to the launch of new products and higher content per vehicle due to vehicle mix.

Industrial Segment

Net sales increased by $42.8 million, or 193.8%, in the second quarter of 2021 compared to the second quarter of 2020, which included favorable changes in foreign exchange rates of $0.4 million. The increase in net sales was primarily due to incremental net sales of $26.4 million or 119.6% from the Hartland acquisition, higher volume of $10.6 million in the industrial circuit protection (power fuse) business led by growth across renewable energy and data center markets, and the transfer of the temperature sensor product line totaling $2.8 million which was previously reported in the Electronics segment. Additionally, the second quarter of 2020 was negatively impacted by temporary plant shutdowns and production disruptions due to the impact of COVID-19.

Net sales increased by $64.3 million, or 130.8%, in the first six months of 2021 compared to the first six months of 2020, which included favorable changes in foreign exchange rates of $0.8 million. The increase in net sales was primarily due to incremental net sales of $43.1 million or 87.5% from the Hartland acquisition, higher volume of $15.1 million in the industrial circuit protection (power fuse) business, and the transfer of the temperature sensor product line totaling $4.7 million which was previously reported in the Electronics segment. Additionally, the first six months of 2020 was negatively impacted by production disruptions and temporary plant shutdown due to the impact of COVID-19.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Second Quarter				First Six Months
(in thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Asia-Pacific	$239,477	$155,737	$83,740	53.8%	$451,662	$296,610	$155,052	52.3%
Americas	180,335	89,651	90,684	101.2%	333,241	210,152	123,089	58.6%
Europe	103,676	61,949	41,727	67.4%	202,379	146,671	55,708	38.0%
Total	$523,488	$307,337	$216,151	70.3%	$987,282	$653,433	$333,849	51.1%

Asia-Pacific

Net sales increased $83.7 million, or 53.8%, in the second quarter of 2021 compared to the second quarter of 2020 and included favorable changes in foreign exchange rates of $4.8 million. The increase in net sales was primarily due to higher volume across all businesses within the Electronics segment and higher volume in the passenger car products and commercial vehicle businesses within the Automotive segment compared to the second quarter of 2020 that had production disruptions due to the impact of COVID-19.

Net sales increased $155.1 million, or 52.3%, in the first six months of 2021 compared to the first six months of 2020 and included favorable changes in foreign exchange rates of $9.0 million. The increase in net sales was primarily due to higher volume across all businesses across all segments compared to the first six months of 2020 that had production disruptions due to the impact of COVID-19.

Americas

Net sales increased $90.7 million, or 101.2%, in the second quarter of 2021 compared to the second quarter of 2020 and included favorable changes in foreign exchange rates of $0.4 million. The increase in net sales was primarily due to higher volume across all businesses within the Automotive and Electronics segments, incremental sales of $26.4 million from the Hartland acquisition and higher volume in the industrial circuit protection (power fuse) business included in the Industrial segment compared to the second quarter of 2020 that had production disruptions due to the impact of COVID-19.

Net sales increased $123.1 million, or 58.6%, in the first six months of 2021 compared to first six months of 2020 and included favorable changes in foreign exchange rates of $0.5 million. The increase in net sales was primarily due to incremental sales of $43.1 million from the Hartland acquisition, higher volume across all businesses within the Electronics and Automotive segments, and higher volume in the industrial circuit protection (power fuse) business included in the Industrial segment compared to the first six months of 2020 that had production disruptions due to the impact of COVID-19.

Europe

Net sales increased $41.7 million, or 67.4%, in the second quarter of 2021 compared to the second quarter of 2020 and included favorable changes in foreign exchange rates of $8.3 million. The increase in net sales was primarily due to increased volume across all businesses within the Automotive and Electronics segments compared to the second quarter of 2020 that had production disruptions due to the impact of COVID-19.

Net sales increased $55.7 million, or 38.0%, in the first six months of 2021 compared to the first six months of 2020 and included favorable changes in foreign exchange rates of $16.4 million. The increase in net sales was primarily due to increased volume across all businesses within the Automotive and Electronics segments compared to the first six months of 2020 that had production disruptions due to the impact of COVID-19.

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

Cash and cash equivalents were $616.3 million as of June 26, 2021, a decrease of $71.2 million as compared to December 26, 2020. As of June 26, 2021, $323.7 million of the Company's $616.3 million cash and cash equivalents was held by U.S. subsidiaries.

Revolving Credit Facility

On April 3, 2020, the Company amended its Credit Agreement to effect certain changes, including, among others: (i) eliminating the $200.0 million unsecured term loan credit facility, the remaining outstanding balance ($140.0 million) of which was repaid in full on April 3, 2020 through the revolving credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company; (iii) modifying performance-based interest rate margins and undrawn fees; and (iv) extending the maturity date to April 3, 2025. The amended Credit Agreement also allows the Company to increase the size of the revolving credit facility or enter into one or more tranches of term loans if there is no event of default and the Company is in compliance with certain financial covenants. The Company made payments of $30.0 million on the amended revolving credit facility during the six months ended June 26, 2021. The balance under the facility was $100.0 million as of June 26, 2021.

Outstanding borrowings under the amended Credit Agreement bears interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six-month periods, plus 1.25% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.25% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company was also required to pay commitment fees on unused portions of the credit agreement ranging from 0.125% to 0.20%, based on the Consolidated Leverage Ratio, as defined in the agreement. The amended Credit Agreement included representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 1.59% at June 26, 2021.

As of June 26, 2021, the Company had no amount outstanding in letters of credit and had available $600.0 million of borrowing capacity under the Revolving Credit Facility. At June 26, 2021, the Company was in compliance with all covenants under the Credit Agreement.

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

Debt Covenants

The Company was in compliance with all covenants under the Credit Agreement and Senior Notes as of June 26, 2021 and currently expects to remain in compliance based on management’s estimates of operating and financial results for 2021. As of June 26, 2021, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

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

Dividends

During the second quarter of 2021 the Company paid quarterly dividends of $11.8 million to the shareholders. On July 21, 2021, the Board of Directors of the Company approved a 10% increase in the quarterly cash dividend from $0.48 to $0.53 per share, payable on September 2, 2021 to stockholders of record as of August 19, 2021.

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

Cash Flow Overview

	First Six Months
(in thousands)	2021	2020
Net cash provided by operating activities	$126,346	$101,286
Net cash used in investing activities	(139,940)	(29,390)
Net cash (used in) provided by financing activities	(49,183)	50,526
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,894)	(1,694)
(Decrease) increase in cash, cash equivalents, and restricted cash	(65,671)	120,728
Cash, cash equivalents, and restricted cash at beginning of period	687,525	531,139
Cash, cash equivalents, and restricted cash at end of period	$621,854	$651,867

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $126.3 million for the six months ended June 26, 2021 as compared to $101.3 million for the six months ended June 27, 2020. The increase in net cash provided by operating activities was primarily due to higher cash earnings partially offset by increases in working capital resulting from higher sales growth.

Cash Flow from Investing Activities

Net cash used in investing activities was $139.9 million for the six months ended June 26, 2021 compared to $29.4 million during the six months ended June 27, 2020. Net cash paid for the Hartland acquisition was $109.9 million for the six months ended June 26, 2021. Capital expenditures were $32.7 million, representing an increase of $3.2 million compared to 2020. During the six months ended June 26, 2021, the Company received proceeds of $2.6 million from the sale of a property within the Electronics segment.

Cash Flow from Financing Activities

Net cash used in financing activities was $49.2 million for the six months ended June 26, 2021 compared to net cash provided by financing activities of $50.5 million for the six months ended June 27, 2020. The Company made payments of $30.0 million on the amended revolving credit facility during the six months ended June 26, 2021. On April 3, 2020, the Company amended the Credit Agreement to eliminate the $200.0 million unsecured term loan credit facility, with the remaining outstanding balance of $140.0 million repaid in full on April 3, 2020 through a new borrowing of $140.0 million under the amended revolving credit facility. During the six months ended June 27, 2020, the Company borrowed $100.0 million from its revolving credit facility to preserve financial flexibility and enhance liquidity, given the increasing levels of uncertainty related to COVID-19. The Company also made principal payments of $5.0 million on the term loan during the six months ended June 27, 2020. For the six months ended June 27, 2020, the Company repurchased 175,110 shares of its common stock totaling $22.9 million. Additionally, the Company paid dividends $23.6 million and $23.4 million in the six months ended June 26, 2021 and June 27, 2020, respectively.

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

The Company did not repurchase any shares of its common stock for the three and six months ended June 26, 2021. During the six months ended June 27, 2020, the Company repurchased 175,110 shares of its common stock totaling $22.9 million.

Off-Balance Sheet Arrangements

As of June 26, 2021, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 26, 2020. During the six months ended June 26, 2021, there were no significant changes in the application of critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 26, 2020. During the six months ended June 26, 2021, there have been no material changes in our exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 26, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 26, 2021, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended June 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any shares of its common stock for the three months ended June 26, 2021 and June 27, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description

10.1*	Employment offer letter between Littelfuse, Inc. and Maggie Chu, dated April 28, 2021 ++

31.1*	Certification of David W. Heinzmann, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Meenal A. Sethna, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LITTELFUSE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 26, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity , (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 26, 2021, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
++	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 26, 2021, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Meenal A. Sethna
Meenal A. Sethna
Executive Vice President and Chief Financial Officer

Date: July 28, 2021	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Vice President and Chief Accounting Officer