Form 10-Q
period 2021-09-25
LITTELFUSE INC /DE
filed 2021-10-27
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X]

As of October 22, 2021, the registrant had outstanding 24,632,027 shares of Common Stock, net of Treasury Shares.

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 25, 2021 (unaudited) and December 26, 2020	3
	Condensed Consolidated Statements of Net Income for the three and nine months ended September 25, 2021 (unaudited) and September 26, 2020 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 25, 2021 (unaudited) and September 26, 2020 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 25, 2021 (unaudited) and September 26, 2020 (unaudited)	6
	Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 25, 2021 (unaudited) and September 26, 2020 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
Signatures		39

LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands)	September 25, 2021	December 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$690,682	$687,525
Short-term investments	28	54
Trade receivables, less allowances of $53,006 and $45,237 at September 25, 2021 and December 26, 2020, respectively	325,739	232,760
Inventories	357,024	258,002
Prepaid income taxes and income taxes receivable	2,695	3,029
Prepaid expenses and other current assets	59,768	35,939
Total current assets	1,435,936	1,217,309
Net property, plant, and equipment	364,329	344,178
Intangible assets, net of amortization	295,766	291,887
Goodwill	847,205	816,812
Investments	39,885	30,547
Deferred income taxes	9,575	11,224
Right of use lease assets, net	24,375	17,615
Other assets	21,447	18,021
Total assets	$3,038,518	$2,747,593
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$221,889	$145,984
Accrued liabilities	139,670	110,478
Accrued income taxes	32,462	19,186
Current portion of long-term debt	27,619	—
Total current liabilities	421,640	275,648
Long-term debt, less current portion	620,112	687,034
Deferred income taxes	50,365	50,134
Accrued post-retirement benefits	42,026	45,802
Non-current operating lease liabilities	17,440	12,950
Other long-term liabilities	65,537	67,252
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, September 25, 2021–26,292,015; December 26, 2020–26,131,544	260	259
Additional paid-in capital	935,351	907,858
Treasury stock, at cost: 1,664,571 and 1,644,283 shares, respectively	(248,078)	(242,366)
Accumulated other comprehensive loss	(95,528)	(91,157)
Retained earnings	1,229,262	1,034,048
Littelfuse, Inc. shareholders’ equity	1,821,267	1,608,642
Non-controlling interest	131	131
Total equity	1,821,398	1,608,773
Total liabilities and equity	$3,038,518	$2,747,593

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net sales	$539,581	$391,566	$1,526,863	$1,044,999
Cost of sales	325,009	252,735	954,429	681,910
Gross profit	214,572	138,831	572,434	363,089

Selling, general, and administrative expenses	67,468	49,929	199,071	154,328
Research and development expenses	15,779	12,963	46,912	40,587
Amortization of intangibles	10,446	10,104	31,608	29,912
Restructuring, impairment, and other charges	772	1,277	1,998	40,904
Total operating expenses	94,465	74,273	279,589	265,731
Operating income	120,107	64,558	292,845	97,358

Interest expense	4,602	4,988	13,901	16,261
Foreign exchange loss (gain)	3,154	(6,174)	8,315	(9,600)
Other income, net	(1,240)	(1,682)	(10,867)	(1,643)
Income before income taxes	113,591	67,426	281,496	92,340
Income taxes	21,537	12,070	49,634	21,331
Net income	$92,054	$55,356	$231,862	$71,009

Earnings per share:
Basic	$3.74	$2.27	$9.43	$2.92
Diluted	$3.69	$2.25	$9.31	$2.89

Weighted-average shares and equivalent shares outstanding:
Basic	24,622	24,357	24,582	24,354
Diluted	24,926	24,573	24,904	24,535

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income	$92,054	$55,356	$231,862	$71,009
Other comprehensive income (loss):
Pension and postemployment adjustment, net of tax	487	563	1,270	(9,715)
Foreign currency translation adjustments	(5,441)	16,418	(5,641)	9,300
Comprehensive income	$87,100	$72,337	$227,491	$70,594

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 25, 2021	September 26, 2020
OPERATING ACTIVITIES
Net income	$231,862	$71,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,441	41,953
Amortization of intangibles	31,608	29,912
Deferred revenue	(2,154)	(438)
Non-cash inventory charges	6,807	—
Impairment charges	—	36,078
Stock-based compensation	16,010	14,544
Gain on investments and other assets	(9,739)	(1,200)
Deferred income taxes	1,116	1,567
Other	11,735	(8,549)
Changes in operating assets and liabilities:
Trade receivables	(83,793)	(29,362)
Inventories	(71,232)	(1,611)
Accounts payable	53,945	6,661
Accrued liabilities and income taxes	23,294	(2,095)
Prepaid expenses and other assets	(10,236)	5,787
Net cash provided by operating activities	240,664	164,256

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(110,646)	—
Purchases of property, plant, and equipment	(57,526)	(41,536)
Net proceeds from sale of property, plant and equipment, and other	2,561	148
Net cash used in investing activities	(165,611)	(41,388)

FINANCING ACTIVITIES
Proceeds of revolving credit facility	—	240,000
Payments of revolving credit facility	(30,000)	(60,000)
Payments of term loan	—	(145,000)
Net proceeds related to stock-based award activities	5,771	6,437
Purchases of common stock	—	(22,927)
Debt issuance costs	—	(1,786)
Cash dividends paid	(36,648)	(35,100)
Net cash used in financing activities	(60,877)	(18,376)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5,832)	6,259
Increase in cash, cash equivalents, and restricted cash	8,344	110,751
Cash, cash equivalents, and restricted cash at beginning of period	687,525	531,139
Cash, cash equivalents, and restricted cash at end of period	$695,869	$641,890
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$690,682	$641,890
Restricted cash included in prepaid expenses and other current assets	$3,483	—
Restricted cash included in other assets	$1,704	$—
Cash paid interest during the period	$14,830	$17,228
Capital expenditures, not yet paid	$9,234	$6,267
 See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 26, 2020	$259	$907,858	$(242,366)	$(91,157)	$1,034,048	$131	$1,608,773
Net income	—	—	—	—	57,713	—	57,713
Other comprehensive loss, net of tax	—	—	—	(4,871)	—	—	(4,871)
Stock-based compensation	—	3,395	—	—	—	—	3,395
Stock options exercised	—	7,509	—	—	—	—	7,509
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,782)	—	(11,782)
Balance at March 27, 2021	$259	$918,762	$(242,366)	$(96,028)	$1,079,979	$131	$1,660,737
Net income	—	—	—	—	82,095	—	82,095
Other comprehensive income, net of tax	—	—	—	5,454	—	—	5,454
Stock-based compensation	—	8,843	—	—	—	—	8,843
Withheld shares on restricted share units for withholding taxes	—	—	(5,597)	—	—	—	(5,597)
Stock options exercised	1	2,501	—	—	—	—	2,502
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,814)	—	(11,814)
Balance at June 26, 2021	$260	$930,106	$(247,963)	$(90,574)	$1,150,260	$131	$1,742,220
Net income	—	—	—	—	92,054	—	92,054
Other comprehensive loss, net of tax	—	—	—	(4,954)	—	—	(4,954)
Stock-based compensation	—	3,772	—	—	—	—	3,772
Withheld shares on restricted share units for withholding taxes	—	—	(115)	—	—	—	(115)
Stock options exercised	—	1,473	—	—	—	—	1,473
Cash dividends paid ($0.53 per share)	—	—	—	—	(13,052)	—	(13,052)
Balance at September 25, 2021	$260	$935,351	$(248,078)	$(95,528)	$1,229,262	$131	$1,821,398

See accompanying Notes to Condensed Consolidated Financial Statements.

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 28, 2019	$256	$867,996	$(216,447)	$(106,823)	$950,901	$131	$1,496,014
Net income	—	—	—	—	24,644	—	24,644
Other comprehensive loss, net of tax	—	—	—	(14,979)	—	—	(14,979)
Stock-based compensation	—	2,965	—	—	—	—	2,965
Withheld shares on restricted share units for withholding taxes	—	—	(443)	—	—	—	(443)
Stock options exercised	—	3,399	—	—	—	—	3,399
Repurchases of common stock	—	—	(22,927)	—	—	—	(22,927)
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,725)	—	(11,725)
Balance at March 28, 2020	$256	$874,360	$(239,817)	$(121,802)	$963,820	$131	$1,476,948
Net loss	—	—	—	—	(8,991)	—	(8,991)
Other comprehensive loss, net of tax	—	—	—	(2,417)	—	—	(2,417)
Stock-based compensation	—	7,887	—	—	—	—	7,887
Withheld shares on restricted share units for withholding taxes	—	—	(2,375)	—	—	—	(2,375)
Stock options exercised	1	3,059	—	—	—	—	3,060
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,678)	—	(11,678)
Balance at June 27, 2020	$257	$885,306	$(242,192)	$(124,219)	$943,151	$131	$1,462,434
Net income	—	—	—	—	55,356	—	55,356
Other comprehensive income, net of tax	—	—	—	16,981	—	—	16,981
Stock-based compensation	—	3,692	—	—	—	—	3,692
Withheld shares on restricted share units for withholding taxes	—	—	(131)	—	—	—	(131)
Stock options exercised	1	2,926	—	—	—	—	2,927
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,697)	—	(11,697)
Balance at September 26, 2020	$258	$891,924	$(242,323)	$(107,238)	$986,810	$131	$1,529,562

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

Revenue Recognition

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three and nine months ended September 25, 2021 and September 26, 2020:

	Three Months Ended September 25, 2021				Nine Months Ended September 25, 2021
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$171,299	$—	$—	$171,299	$459,012	$—	$—	$459,012
Electronics – Semiconductor	175,941	—	—	175,941	500,110	—	—	500,110
Passenger Car Products	—	64,630	—	64,630	—	200,579	—	200,579
Automotive Sensors	—	24,112	—	24,112	—	79,081	—	79,081
Commercial Vehicle Products	—	35,673	—	35,673	—	106,602	—	106,602
Industrial Products	—	—	67,926	67,926	—	—	181,479	181,479
Total	$347,240	$124,415	$67,926	$539,581	$959,122	$386,262	$181,479	$1,526,863

	Three Months Ended September 26, 2020				Nine Months Ended September 26, 2020
(in thousands)	Electronics Segment	Automotive Segment	Industrial Segment	Total	Electronics Segment	Automotive Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$108,253	$—	$—	$108,253	$285,697	$—	$—	$285,697
Electronics – Semiconductor	147,096	—	—	147,096	407,112	—	—	407,112
Passenger Car Products	—	52,691	—	52,691	—	135,645	—	135,645
Automotive Sensors	—	26,093	—	26,093	—	64,166	—	64,166
Commercial Vehicle Products	—	25,940	—	25,940	—	71,682	—	71,682
Industrial Products	—	—	31,493	31,493	—	—	80,697	80,697
Total	$255,349	$104,724	$31,493	$391,566	$692,809	$271,493	$80,697	$1,044,999

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash at September 25, 2021 and December 26, 2020 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

(in thousands)	September 25, 2021	December 26, 2020
Cash and cash equivalents	$690,682	$687,525
Restricted cash included in prepaid expenses and other current assets	3,483	—
Restricted cash included in other assets	1,704	$—
Total cash, cash equivalents and restricted cash	$695,869	$687,525

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") No. 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes" as part of its initiative to reduce complexity in the accounting standards. The guidance is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. The adoption of ASU 2019-12 did not have a material impact on our Condensed Consolidated Financial Statements.

2. Acquisitions

The Company accounts for acquisitions using the acquisition method in accordance with ASC 805, “Business Combinations,” in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition. The operating results of the acquired business are included in the Company’s Consolidated Financial Statements from the date of the acquisition.

Hartland Controls

On January 28, 2021, the Company acquired Hartland Controls ("Hartland"), a manufacturer and leading supplier of electrical components used primarily in heating, ventilation, air conditioning (HVAC) and other industrial and control systems applications with annualized sales of approximately $70 million. The purchase price for Hartland was $112.3 million and the operations of Hartland are included in the Industrial segment.

The total purchase consideration of $109.9 million, net of cash, cash equivalents, and restricted cash has been allocated, on a preliminary basis, to assets acquired and liabilities assumed, as of the completion of the acquisition, based on preliminary estimated fair values. The purchase consideration is subject to change for the final working capital adjustments. As of September 25, 2021, the Company had restricted cash of $1.7 million in an escrow account for general indemnification purposes.

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

Included in the Company’s Condensed Consolidated Statements of Net Income for the three and nine months ended September 25, 2021 are net sales of $29.3 million and $72.3 million respectively, and an income (loss) before income taxes of $1.2 million and $(1.3) million, respectively since the January 28, 2021 acquisition of Hartland.

The Company recorded a $6.8 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up was amortized as a non-cash charge to cost of goods sold during the first and second quarters of 2021, as the acquired inventory was sold, and is reflected as other non-segment costs. During the nine months ended September 25, 2021, the Company recognized a charge of $6.8 million for the amortization of this fair value inventory step-up.

During the nine months ended September 25, 2021, the Company incurred approximately $0.8 million of legal and professional fees related to this acquisition recognized as Selling, general, and administrative expenses. These costs were reflected as other non-segment costs.

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

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except per share amounts)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net sales	$539,581	$414,100	$1,533,901	$1,101,430
Income before income taxes	113,591	69,478	289,530	90,516
Net income	92,054	56,961	238,197	69,526
Net income per share — basic	3.74	2.34	9.69	2.85
Net income per share — diluted	3.69	2.32	9.56	2.83

Pro forma results presented above primarily reflect the following adjustments:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Amortization(a)	$—	$(838)	$(280)	$(2,514)
Depreciation	—	44	7	139
Transaction costs(b)	—	—	835	(835)
Amortization of inventory step-up(c)	—	—	6,808	(6,796)
Income tax (expense) benefit of above items	—	167	(1,555)	2,107
(a)The amortization adjustment for the three and nine months ended September 26, 2020 primarily reflects incremental amortization resulting from the measurement of intangibles at their fair values.
(b)The transaction cost adjustments reflect the reversal of certain legal and professional fees from the nine months ended September 25, 2021 and recognition of those fees during the nine months ended September 26, 2020.
(c)The amortization of inventory step-up adjustment reflects the reversal of the amount recognized during the nine months ended September 25, 2021 and the recognition of the amortization during the nine months ended September 26, 2020. The inventory step-up was amortized over four months as the inventory was sold.

3. Inventories

The components of inventories at September 25, 2021 and December 26, 2020 are as follows:

(in thousands)	September 25, 2021	December 26, 2020
Raw materials	$121,282	$85,394
Work in process	109,347	92,783
Finished goods	161,567	114,641
Inventory Reserves	(35,172)	(34,816)
Total	$357,024	$258,002

4. Property, Plant, and Equipment

The components of net property, plant, and equipment at September 25, 2021 and December 26, 2020 are as follows:

(in thousands)	September 25, 2021	December 26, 2020
Land	$22,887	$22,851
Building	129,135	123,497
Equipment	725,971	678,220
Accumulated depreciation and amortization	(513,664)	(480,390)
Total	$364,329	$344,178

The Company recorded depreciation expense of $14.2 million for both the three months ended September 25, 2021 and September 26, 2020, and $41.4 million and $42.0 million for the nine months ended September 25, 2021 and September 26, 2020, respectively.

5. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by segment for the nine months ended September 25, 2021 are as follows:

(in thousands)	Electronics	Automotive	Industrial	Total
Net book value of goodwill as of December 26, 2020
Gross goodwill as of December 26, 2020	$676,325	$138,354	$47,551	$862,230
Accumulated impairment losses as of December 26, 2020	—	(36,423)	(8,995)	(45,418)
Total	676,325	101,931	38,556	816,812
Changes during 2021:
Additions(a)	—	1,614	40,442	42,056
Currency translation	(9,530)	(2,165)	32	(11,663)
Net book value of goodwill as of September 25, 2021
Gross goodwill as of September 25, 2021	666,795	137,783	88,133	892,711
Accumulated impairment losses as of September 25, 2021	—	(36,403)	(9,103)	(45,506)
Total	$666,795	$101,380	$79,030	$847,205
(a) The additions primarily resulted from the acquisition of Hartland.
The Company tests its goodwill annually for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the second quarter of 2020, the Company recorded a non-cash charge of $33.8 million to recognize the impairment of goodwill in the automotive sensors reporting unit within the Automotive segment. The goodwill impairment charge was determined using Level 3 inputs, including discounted cash flow analysis and comparable marketplace fair value data. As of September 25, 2021, the automotive sensors reporting unit had $9.5 million of remaining goodwill.

The components of other intangible assets as of September 25, 2021 and December 26, 2020 are as follows:

	As of September 25, 2021
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$10,354	$2,230	$8,124
Patents, licenses and software	142,606	99,834	42,772
Distribution network	43,601	40,306	3,295
Customer relationships, trademarks, and tradenames	399,655	158,080	241,575
Total	$596,216	$300,450	$295,766

	As of December 26, 2020
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$10,280	$2,007	$8,273
Patents, licenses and software	137,210	92,868	44,342
Distribution network	43,910	38,980	4,930
Customer relationships, trademarks, and tradenames	372,064	137,722	234,342
Total	$563,464	$271,577	$291,887

During the three months ended September 25, 2021 and September 26, 2020, the Company recorded amortization expense of $10.4 million and $10.1 million, respectively. During the nine months ended September 25, 2021 and September 26, 2020, the Company recorded amortization expense of $31.6 million and $29.9 million, respectively.

The Company recognized a $0.3 million non-cash impairment charge in the first quarter of 2020 on a certain patent triggered by the Company’s announcement to consolidate a manufacturing facility within the Industrial segment.

During the nine months ended September 25, 2021, the Company recorded additions to intangible assets of $39.7 million, related to the Hartland acquisition, the components of which were as follows:

(in thousands)	Weighted Average Useful Life	Amount
Patents, licenses and software	9.2	$7,559
Customer relationships, trademarks, and tradenames	13.7	32,101
Total		$39,660

Estimated annual amortization expense related to intangible assets with definite lives as of September 25, 2021 is as follows:

(in thousands)	Amount
2021	$41,922
2022	40,761
2023	36,461
2024	33,038
2025	33,019
2026 and thereafter	142,173
Total	$327,374

6. Accrued Liabilities

The components of accrued liabilities as of September 25, 2021 and December 26, 2020 are as follows:

(in thousands)	September 25, 2021	December 26, 2020
Employee-related liabilities	$80,034	$50,689
Operating lease liability	8,649	6,811
Other non-income taxes	5,352	2,126
Professional services	3,375	3,321
Restructuring liability	3,075	4,195
Interest	2,598	4,517
Deferred revenue	867	2,959
Customer liability	740	3,858
Other	34,980	32,002
Total	$139,670	$110,478

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

7. Restructuring, Impairment, and Other Charges

The Company recorded restructuring, impairment and other charges for the three and nine months ended September 25, 2021 and September 26, 2020 as follows:

	Three months ended September 25, 2021				Nine months ended September 25, 2021
(in thousands)	Electronics	Automotive	Industrial	Total	Electronics	Automotive	Industrial	Total
Employee terminations	$542	$—	$133	$675	$1,094	$416	$302	$1,812
Other restructuring charges	—	97	—	97	—	186	—	186
Total restructuring charges	542	97	133	772	1,094	602	302	1,998
Total	$542	$97	$133	$772	$1,094	$602	$302	$1,998

	Three months ended September 26, 2020				Nine months ended September 26, 2020
(in thousands)	Electronics	Automotive	Industrial	Total	Electronics	Automotive	Industrial	Total
Employee terminations	$388	$162	$648	$1,198	$2,125	$770	$1,719	$4,614
Other restructuring charges	—	—	79	79	—	108	104	212
Total restructuring charges	388	162	727	1,277	2,125	878	1,823	4,826
Impairment	—	—	—	—	—	33,841	2,237	36,078
Total	$388	$162	$727	$1,277	$2,125	$34,719	$4,060	$40,904

2021
For the three and nine months ended September 25, 2021, the Company recorded total restructuring charges of $0.8 million and $2.0 million, primarily for employee termination costs. These charges are primarily related to the reorganization of certain manufacturing, selling and administrative functions within the Electronics and Automotive segments.

2020
For the three and nine months ended September 26, 2020, the Company recorded total restructuring charges of $1.3 million and $4.8 million, respectively, for employee termination costs and other restructuring charges. These charges are primarily related to the reorganization of certain manufacturing, selling and administrative functions across all segments and the announced consolidation of a manufacturing facility within the Industrial segment. The Company also recognized $36.1 million of impairment charges for the nine months ended September 26, 2020, respectively, which included a $33.8 million goodwill impairment charge associated with the automotive sensors reporting unit within the Automotive segment in the second quarter of 2020 and $2.2 million related to the land and building associated with the Company’s previously announced consolidation of a manufacturing facility within the Industrial segment in the first quarter of 2020. The impairment charges of the land and building were included in selling, general, and administrative expenses. See Note 5, Goodwill and Other Intangible Assets for further discussion regarding the goodwill impairment charge.

The restructuring liability as of September 25, 2021 and December 26, 2020 is $3.1 million and $4.2 million, respectively. The restructuring liability is included within accrued liabilities in the Condensed Consolidated Balance Sheets. The Company anticipates the remaining payments associated with employee terminations will primarily be completed by the third quarter of 2022.

8. Debt

The carrying amounts of debt at September 25, 2021 and December 26, 2020 are as follows:

(in thousands)	September 25, 2021	December 26, 2020
Revolving Credit Facility	$100,000	$130,000
Euro Senior Notes, Series A due 2023	137,173	142,679
Euro Senior Notes, Series B due 2028	111,380	115,850
U.S. Senior Notes, Series A due 2022	25,000	25,000
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	50,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
Other	2,619	2,619
Unamortized debt issuance costs	(3,441)	(4,114)
Total debt	647,731	687,034
Less: Current maturities	(27,619)	—
Total long-term debt	$620,112	$687,034

Revolving Credit Facility

On April 3, 2020, the Company amended its Credit Agreement to effect certain changes, including, among others: (i) eliminating the $200.0 million unsecured term loan credit facility, the remaining outstanding balance ($140.0 million) of which was repaid in full on April 3, 2020 through the revolving credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company; (iii) modifying performance-based interest rate margins and undrawn fees; and (iv) extending the maturity date to April 3, 2025. The amended Credit Agreement also allows the Company to increase the size of the revolving credit facility or enter into one or more tranches of term loans if there is no event of default and the Company is in compliance with certain financial covenants. The Company made payments of $30.0 million on the amended revolving credit facility during the nine months ended September 25, 2021. The balance under the facility was $100.0 million as of September 25, 2021.

Outstanding borrowings under the amended Credit Agreement bears interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six-month periods, plus 1.25% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.25% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the credit agreement ranging from 0.125% to 0.20%, based on the Consolidated Leverage Ratio, as defined in the agreement. The amended Credit Agreement includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 1.33% on September 25, 2021.

As of September 25, 2021, the Company had no amount outstanding in letters of credit and had available $600.0 million of borrowing capacity under the Revolving Credit Facility. As of of September 25, 2021, the Company was in compliance with all covenants under the Credit Agreement.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At September 25, 2021, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $6.1 million and $6.4 million for the three months ended September 25, 2021 and September 26, 2020, respectively, and $14.8 million and $17.2 million for the nine months ended September 25, 2021 and September 26, 2020, respectively.

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

Other Investments

The Company has certain convertible debt and convertible preferred stock investments that are accounted for under the cost method reflected in other assets in the Condensed Consolidated Balance Sheets. During the nine months ended September 25, 2021, the Company impaired the remaining book value of these investments and recorded an impairment charge of $0.5 million and during the three and nine months ended September 26, 2020, the Company recorded impairment charges of $0.1 million in Other income, net in the Condensed Consolidated Statements of Net Income. As of December 26, 2020, the balance of these investments was $0.5 million. The fair value of these investments is measured on a nonrecurring basis using Level 3 inputs under the fair value hierarchy.

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

There were no changes during the quarter ended September 25, 2021 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of September 25, 2021 and December 26, 2020, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of September 25, 2021:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$15,970	$—	$—	$15,970
Investments in equity securities	27,358	—	—	27,358
Mutual funds	14,711	—	—	14,711
Total	$58,039	$—	$—	$58,039

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 26, 2020:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$73,461	$—	$—	$73,461
Investments in equity securities	19,186	—	—	19,186
Mutual funds	13,249	—	—	13,249
Total	$105,896	$—	$—	$105,896

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s revolving credit facilities’ fair values approximate book value at September 25, 2021 and December 26, 2020, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of September 25, 2021 and December 26, 2020 were as follows:

	September 25, 2021		December 26, 2020
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series A due 2023	$137,173	$138,825	$142,679	$144,323
Euro Senior Notes, Series B due 2028	111,380	116,425	115,850	123,588
USD Senior Notes, Series A due 2022	25,000	25,167	25,000	25,437
USD Senior Notes, Series B due 2027	100,000	106,585	100,000	109,552
USD Senior Notes, Series A due 2025	50,000	52,567	50,000	53,474
USD Senior Notes, Series B due 2030	125,000	133,376	125,000	138,036

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

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other income, net in the Condensed Consolidated Statements of Net Income. The components of net periodic benefit cost for the three and nine months ended September 25, 2021 and September 26, 2020 were as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Components of net periodic benefit cost:
Service cost	$684	$615	$2,086	$1,825
Interest cost	434	511	1,317	1,655
Expected return on plan assets	(361)	(422)	(1,099)	(1,551)
Amortization of prior service and net actuarial loss	327	279	992	688
Net periodic benefit cost	$1,084	$983	$3,296	$2,617

The Company expects to make approximately $2.2 million of contributions to the plans and pay $3.8 million of benefits directly in 2021.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. The Company recorded expense of $0.6 million and $0.5 million for the three months ended September 25, 2021 and September 26, 2020, respectively, and $1.6 million and $1.5 million expense for the nine months ended September 25, 2021 and September 26, 2020, respectively, in Cost of Sales and Other income, net within the Condensed Consolidated Statements of Net Income. For the three and nine months ended September 25, 2021, the pre-tax amounts recognized in other comprehensive income (loss) as components of net periodic benefit costs for these plans were $0.2 million and $0.5 million, respectively. For the three and nine months ended September 26, 2020, the pre-tax amounts recognized in other comprehensive income (loss) as components of net periodic benefit costs for these plans were $0.2 million and $0.5 million, respectively.

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

11. Other Comprehensive (Loss) Income

Changes in other comprehensive income (loss) by component were as follows:

(in thousands)	Three Months Ended September 25, 2021			Three Months Ended September 26, 2020
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$601	$114	$487	$273	$(290)	$563
Foreign currency translation adjustments	(5,441)	—	(5,441)	16,418	—	16,418
Total change in other comprehensive (loss) income	$(4,840)	$114	$(4,954)	$16,691	$(290)	$16,981

(in thousands)	Nine Months Ended September 25, 2021			Nine Months Ended September 26, 2020
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan adjustments	$1,479	$209	$1,270	(12,270)	(2,555)	$(9,715)
Foreign currency translation adjustments	(5,641)	—	(5,641)	$9,300	$—	$9,300
Total change in other comprehensive (loss) income	$(4,162)	$209	$(4,371)	$(2,970)	$(2,555)	$(415)

Due to the signing of the group annuity contract being a significant change in the U.K. pension plan, the liabilities of the plan were remeasured as of April 6, 2020 resulting in an increase of $13.4 million to unamortized actuarial loss within other comprehensive income (loss). See Note 10, Benefit Plans for further discussion.

The following tables set forth the changes in accumulated other comprehensive (loss) by component for the nine months ended September 25, 2021 and September 26, 2020:

(in thousands)	Defined benefit pension plan and other adjustments	Foreign currency translation adjustment	Accumulated other comprehensive (loss)
Balance at December 26, 2020	$(34,141)	$(57,016)	$(91,157)
Activity in the period	1,270	(5,641)	(4,371)
Balance at September 25, 2021	$(32,871)	$(62,657)	$(95,528)

(in thousands)	Defined benefit pension plan and other adjustments	Foreign currency translation adjustment	Accumulated other comprehensive (loss)
Balance at December 28, 2019	$(18,046)	$(88,777)	$(106,823)
Activity in the period	(9,715)	9,300	(415)
Balance at September 26, 2020	$(27,761)	$(79,477)	$(107,238)

Amounts reclassified from accumulated other comprehensive (loss) to earnings for the three and nine months ended September 25, 2021 and September 26, 2020 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Pension and Postemployment plans:
Amortization of prior service and net actuarial loss	$501	$452	$1,514	$1,226

The Company recognizes the amortization of prior service costs in Other income, net within the Condensed Consolidated Statements of Net Income.

12. Income Taxes

The effective tax rate for the three and nine months ended September 25, 2021 was 19.0% and 17.6%, respectively, compared to the effective tax rate for the three and nine months ended September 26, 2020 of 17.9% and 23.1%, respectively. The effective tax rate for the third quarter of 2021 is higher than the effective tax rate for the comparable 2020 period, primarily due to a reduction during the third quarter of 2020 in the estimated 2020 annual effective tax rate, the impact of which was recorded during the third quarter of 2020.

The effective tax rate for the first nine months of 2021 is lower than the effective tax rate for the comparable 2020 period, primarily due to an increase in the forecasted income earned in lower tax jurisdictions in 2021 as compared to 2020, as well as the impact of the goodwill impairment charge of $33.8 million recorded in the second quarter of 2020, the substantial majority of which did not result in a tax benefit in the annual estimated effective tax rate. The effective tax rate for the 2021 period is lower than the applicable U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Numerator:
Net income as reported	$92,054	$55,356	$231,862	$71,009

Denominator:
Weighted average shares outstanding
Basic	24,622	24,357	24,582	24,354
Effect of dilutive securities	304	216	322	181
Diluted	24,926	24,573	24,904	24,535

Earnings Per Share:
Basic earnings per share	$3.74	$2.27	$9.43	$2.92
Diluted earnings per share	$3.69	$2.25	$9.31	$2.89

Potential shares of common stock relating to stock options and restricted share units excluded from the earnings per share calculation because their effect would be anti-dilutive were 57,936 and 290,262 for the three months ended September 25, 2021 and September 26, 2020, respectively, and 32,773 and 194,857 for the nine months ended September 25, 2021 and September 26, 2020, respectively.

Share Repurchase Program

On April 26, 2019, the Company's Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2019 to April 30, 2020 ("2019 program"). On April 29, 2020, the Company announced that the Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2020 to April 30, 2021 (the "2020 program") to replace its previous expired 2019 program. On April 28, 2021, the Company announced that the Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program.

The Company did not repurchase any shares of its common stock for the three and nine months ended September 25, 2021. During the nine months ended September 26, 2020, the Company repurchased 175,110 shares of its common stock totaling $22.9 million.

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

	For the Three Months Ended September 25, 2021			For the Three Months Ended September 26, 2020
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$—	$—	$—	$0.4	$—	$—
Purchase material/service from related party	0.8	0.1	3.1	0.8	—	2.4

	For the Nine Months Ended September 25, 2021			For the Nine Months Ended September 26, 2020
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.2	$—	$—	$1.1	$—	$—
Purchase material/service from related party	2.6	0.3	8.9	1.8	—	5.8

	September 25, 2021			December 26, 2020
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Accounts receivable balance	$—	$—	$—	$0.1	$—	$—
Accounts payable balance	0.1	—	2.1	0.1	—	0.2

15. Segment Information

The Company and its subsidiaries design, manufacture and sell components and modules empowering a sustainable, connected, and safer world. The Company reports its operations by the following segments: Electronics, Automotive, and Industrial. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM is the Company’s President and Chief Executive Officer (“CEO”). The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income before interest and taxes, but does not evaluate the operating segments using discrete balance sheet information.

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

Segment information is summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net sales
Electronics	$347,240	$255,349	$959,122	$692,809
Automotive	124,415	104,724	386,262	271,493
Industrial	67,926	31,493	181,479	80,697
Total net sales	$539,581	$391,566	$1,526,863	$1,044,999

Depreciation and amortization
Electronics	$15,503	$15,819	$45,998	46,967
Automotive	7,075	7,370	21,094	21,628
Industrial	2,058	1,140	5,957	3,270
Total depreciation and amortization	$24,636	$24,329	$73,049	$71,865

Operating income
Electronics	$100,524	$45,860	$230,283	$110,783
Automotive	15,806	15,383	55,380	20,642
Industrial	6,571	4,898	18,452	8,409
Other(a)	(2,794)	(1,583)	(11,270)	(42,476)
Total operating income	120,107	64,558	292,845	97,358
Interest expense	4,602	4,988	13,901	16,261
Foreign exchange loss (gain)	3,154	(6,174)	8,315	(9,600)
Other income, net	(1,240)	(1,682)	(10,867)	(1,643)
Income before income taxes	$113,591	$67,426	$281,496	$92,340

(a) Included in “Other” Operating income for the third quarter of 2021 was $6.8 million year-to-date of purchase accounting inventory step-up charges, $2.0 million ($3.4 million year-to-date) of legal and professional fees and other integration expenses related to Hartland and other contemplated acquisitions, and $0.8 million ($2.0 million year-to-date) of restructuring, impairment and other charges, primarily related to employee termination costs. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, there was a year-to-date gain of $0.9 million recorded for the sale of a building within the Electronics segment.

Included in “Other” Operating income for the 2020 third quarter was $0.3 million ($1.6 million year-to-date) of acquisition-related and integration charges related to the IXYS acquisition and other contemplated acquisitions. In addition, there was $1.3 million ($40.9 million year-to-date) of restructuring, impairment and other charges, primarily related to employee termination costs of $1.2 million ($4.6 million year-to-date), and other restructuring charges of $0.1 million ($0.2 million year-to-date), the goodwill impairment charge of $33.8 million recorded in the second quarter associated with the automotive sensors reporting unit within the Automotive segment, impairment charges of $2.2 million recorded in the first quarter associated with the announced consolidation of a manufacturing facility within the Industrial segment. See Note 5, Goodwill and Other Intangible Assets and Note 7, Restructuring, Impairment, and Other Charges, for further discussion.

The Company’s net sales by country were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net sales
United States	$172,995	$106,121	$458,723	$285,901
China	160,628	126,506	455,872	314,547
Other countries(a)	205,958	158,939	612,268	444,551
Total net sales	$539,581	$391,566	$1,526,863	$1,044,999

 The Company’s long-lived assets by country were as follows:

(in thousands)	September 25, 2021	December 26, 2020
Long-lived assets
United States	$47,533	$46,132
China	90,984	85,876
Mexico	82,882	70,125
Germany	40,115	37,976
Philippines	68,594	66,994
Other countries(a)	34,221	37,075
Total long-lived assets	$364,329	$344,178

The Company’s additions to long-lived assets by country were as follows:

	Nine Months Ended
(in thousands)	September 25, 2021	September 26, 2020
Additions to long-lived assets
United States	$3,696	$2,712
China	13,790	6,414
Mexico	22,518	7,291
Germany	6,994	3,793
Philippines	10,109	15,331
Other countries(a)	3,527	1,152
Total additions to long-lived assets	$60,634	$36,693

(a)Each country included in other countries is less than 10% of net sales.

16. Subsequent event

On October 20, 2021, the Company announced that it had entered into a definitive agreement to acquire Carling Technologies, Inc. (“Carling”) for $315 million in cash, subject to a working capital adjustment. Founded in 1920, Carling has a leading position in switching and circuit protection technologies with a strong global presence in commercial vehicle, marine and datacom/telecom infrastructure markets. The business is headquartered in Plainville, Connecticut, with offices and facilities located around the world and will be reported as part of the commercial vehicle business within our Automotive segment. The transaction is subject to customary closing conditions and regulatory approvals, and is expected to close in the fourth quarter of 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).

Certain statements in this section and other parts of this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the federal securities laws and are entitled to the safe-harbor provisions of the PSLRA. These statements include statements regarding the Company’s future performance, as well as management's expectations, beliefs, intentions, plans, estimates or projections relating to the future. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy, although not all forward-looking statements contain such terms. The Company cautions that forward-looking statements, which speak only as of the date they are made, are subject to risks, uncertainties and other factors, and actual results and outcomes may differ materially from those indicated or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks and uncertainties relating to general economic conditions; the severity and duration of the coronavirus disease 2019 ("COVID-19") pandemic and the measures taken in response thereto and the effects of those items on the Company’s business; product demand and market acceptance; economic conditions; the impact of competitive products and pricing; product quality problems or product recalls; capacity and supply difficulties or constraints; coal mining exposures reserves; cybersecurity matters; failure of an indemnification for environmental liability; exchange rate fluctuations; commodity price fluctuations; the effect of the Company's accounting policies; labor disputes; restructuring costs in excess of expectations; pension plan asset returns less than assumed; uncertainties related to political or regulatory changes; integration of acquisitions may not be achieved in a timely manner, or at all; and other risks that may be detailed in Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 26, 2020, and the Company's other filings and submissions with the Securities and Exchange Commission. The Company does not undertake any obligation to update or revise any forward-looking statements to reflect future events or circumstances, new information or otherwise.

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

Executive Summary

For the third quarter of 2021, the Company recognized net sales of $539.6 million, an increase of $148.0 million, or 37.8% as compared to $391.6 million in the third quarter of 2020. The increase was primarily driven by higher volumes across each of the segments, $29.3 million or 5.4% of net sales from the Hartland acquisition within the Industrial segment and $4.2 million or 1.1% of favorable changes in foreign exchange rates. The Company recognized net income of $92.1 million, or $3.69 per diluted share, in the third quarter of 2021 compared to $55.4 million, or $2.25 per diluted share in the third quarter of 2020. The increase in net income reflects higher operating income of $55.5 million driven by a $54.7 million increase in operating income in the Electronics segment partially offset by higher foreign exchange losses and acquisition-related and integration charges.

Supply chain constraints, including transportation capacity shortages have and are expected to continue to impact the Company, our suppliers and our customers. This has resulted in higher transportation and input costs incurred by the Company and supply chain shortages have impacted our suppliers and customers across the markets that we serve.

Net cash provided by operating activities was $240.7 million for the nine months ended September 25, 2021 as compared to $164.3 million for the nine months ended September 26, 2020. The increase in net cash provided by operating activities was primarily due to higher cash earnings partially offset by increases in working capital resulting from higher sales growth.

On January 28, 2021, the Company acquired Hartland Controls ("Hartland"), a manufacturer and leading supplier of electrical components used primarily in heating, ventilation, air conditioning (HVAC) and other industrial and control systems applications with annualized sales of approximately $70 million. The purchase price for Hartland was $112.3 million and the operations of Hartland are included in the Industrial segment.

On October 20, 2021, the Company announced that it had entered in a definitive agreement to acquire Carling Technologies, Inc. (“Carling”) for $315 million in cash, subject to a working capital adjustment. Founded in 1920, Carling has a leading position in switching and circuit protection technologies with a strong global presence in commercial vehicle, marine and datacom/telecom infrastructure markets. The business is headquartered in Plainville, Connecticut, with offices and facilities located around the world and will be reported as part of the commercial vehicle business within our Automotive segment. The transaction is subject to customary closing conditions and regulatory approvals, and is expected to close in the fourth quarter of 2021.

Impact of COVID-19 on Business

The effects from COVID-19 continue to drive increased costs, though lower than 2020 levels. Ongoing costs include spending on personal protective equipment ("PPE"), additional personnel and employee transportation costs, and manufacturing inefficiencies. as well as an increase in transportation costs and raw material due to the transportation capacity constraints across the world. The company has also been experiencing higher raw material costs, as well as transportation costs due to global transportation capacity constraints

The Company anticipates that the disruptions caused by COVID-19 may continue to impact its business activity for the foreseeable future. It is currently difficult to estimate the magnitude of the COVID-19 disruption, if future disruptions will occur due to a resurgence in COVID-19 cases and its impact on our employees, customers, suppliers and vendors. The Company will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and other stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business and operations, including the effects on our customers, employees, and prospects, or on our financial results for the fiscal year 2021.

Results of Operations

The following table summarizes the Company’s unaudited condensed consolidated results of operations for the periods presented. The third quarter of 2021 includes $6.8 million year-to-date of purchase accounting inventory step-up charges, $2.0 million ($3.4 million year-to-date) of legal and professional fees and other integration expenses related to Hartland and other contemplated acquisitions, and $0.8 million ($2.0 million year-to-date) of restructuring, impairment and other charges, primarily related to employee termination costs. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, there was a year-to-date gain of $0.9 million recorded for the sale of a building within the Electronics segment.

The third quarter of 2020 includes $0.3 million ($1.6 million year-to-date) of acquisition-related and integration charges related to the IXYS acquisition and other contemplated acquisitions. In addition, there was $1.3 million ($40.9 million year-to-date) of restructuring, impairment and other charges, primarily related to employee termination costs of $1.2 million ($4.6 million year-to-date), and other restructuring charges of $0.1 million ($0.2 million year-to-date), the goodwill impairment charge of $33.8 million recorded in the second quarter associated with the automotive sensors reporting unit within the Automotive segment, impairment charges of $2.2 million recorded in the first quarter associated with the announced consolidation of a manufacturing facility within the Industrial segment.

	Third Quarter				First Nine Months
(in thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Net sales	$539,581	$391,566	$148,015	37.8%	$1,526,863	$1,044,999	$481,864	46.1%
Cost of sales	325,009	252,735	72,274	28.6%	954,429	681,910	272,519	40.0%
Gross profit	214,572	138,831	75,741	54.6%	572,434	363,089	209,345	57.7%
Operating expenses	94,465	74,273	20,192	27.2%	279,589	265,731	13,858	5.2%
Operating income	120,107	64,558	55,549	86.0%	292,845	97,358	195,487	200.8%
Income before income taxes	113,591	67,426	46,165	68.5%	281,496	92,340	189,156	204.8%
Income taxes	21,537	12,070	9,467	78.4%	49,634	21,331	28,303	132.7%
Net income	$92,054	$55,356	$36,698	66.3%	$231,862	$71,009	$160,853	226.5%

Net Sales

Net sales increased $148.0 million or 37.8% including $4.2 million or 1.1% of favorable changes in foreign exchange rates for the third quarter of 2021 compared to the third quarter of 2020. The increase was driven by growth across each of our segments with the most significant sales growth within the Electronics and Automotive segments, which had sales increases of $91.9 million and $19.7 million, respectively. The increase within the Electronics segment was led by continued broad-based demand across electronics, transportation and industrial end markets. The increase within the Automotive segment was across both the passenger car and commercial vehicle businesses. While global car build declined compared to the same quarter last year largely due to market shortages of semiconductor chips, the automotive growth was due to greater content growth across passenger vehicles from vehicle mix, including growth in electric vehicles, as well as some customers maintaining additional inventory of our products. The growth in the commercial vehicle business was driven largely by continued demand across a number of commercial vehicle end markets. The remaining increase in net sales was primarily due to $29.3 million of net sales resulting from the Hartland acquisition included in the Industrial segment and volume growth across all businesses within the Industrial segment.

Net sales increased $481.9 million or 46.1% including $30.1 million or 2.9% of favorable changes in foreign exchange rates for the first nine months of 2021 compared to 2020. The increase was due to volume growth across all segments and businesses while the first nine months of 2020 had temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19. The increase was primarily due to higher sales of $266.3 million and $114.8 million in the

Electronics and Automotive segments, respectively, driven by higher volumes across all businesses within these segments. The volume increase within the Electronics segment was led by broad-based demand across electronics, transportation and industrial end markets. The volume increase within the Automotive segment was led by growth in global auto and commercial vehicle market demand, greater content growth across passenger vehicles due to vehicle mix, including growth in electric vehicles and some customers maintaining additional inventory of our products. The remaining increase in net sales was primarily due to $72.3 million of net sales resulting from the Hartland acquisition included in the Industrial segment and volume growth across all businesses within the Industrial segment.

Cost of Sales

Cost of sales was $325.0 million, or 60.2% of net sales, in 2021, compared to $252.7 million, or 64.5% of net sales, in 2020. The increase in cost of sales was primarily due to greater volume across all segments driven by the factors discussed above along with the acquisition of Hartland. As a percent of net sales, cost of sales decreased 4.3% driven by volume leverage and favorable product mix, partially offset by higher transportation, duty and tariff charges of 1.9%, and higher commodity costs.

Cost of sales was $954.4 million, or 62.5% of net sales for the first nine months of 2021, compared to $681.9 million, or 65.3% of net sales for the first nine months of 2020. The increase in cost of sales was primarily due to greater volume across all segments driven by the factors discussed above along with the acquisition of Hartland. As a percent of net sales, cost of sales decreased 2.7% driven by volume leverage, partially offset by higher transportation, duty and tariff charges of 0.8%, the Hartland purchase accounting inventory charges of $6.8 million or 0.4%, and higher commodity costs.

Gross Profit

Gross profit was $214.6 million, or 39.8% of net sales, in the third quarter of 2021 compared to $138.8 million, or 35.5% of net sales, for the third quarter of 2020. The $75.7 million increase in gross profit was primarily due to higher volume in the Electronics segment. The increase in gross margin of 4.3% was primarily driven by volume leverage and favorable product mix within the Electronics segment, higher prices, partially offset by higher transportation, duty and tariff charges as a percent of net sales of 1.9%, and higher commodity costs.

Gross profit was $572.4 million, or 37.5% of net sales, in the first nine months of 2021 compared to $363.1 million, or 34.7% of net sales, for the first nine months of 2020. The $209.3 million increase in gross profit was primarily due to higher volume across all segments while the first nine months of 2020 had additional costs associated with government-directed plant shutdowns and supply chain constraints. The increase in gross margin of 2.7% was primarily driven by volume leverage and favorable product mix within the Electronics segment, partially offset by higher transportation, duty and tariff charges as a percent of net sales of 0.8%, the purchase accounting inventory charges of $6.8 million or 0.4%, and higher commodity costs.

Operating Expenses

Total operating expenses were $94.5 million, or 17.5% of net sales, for the third quarter of 2021 compared to $74.3 million, or 19.0% of net sales, for the third quarter of 2020. The increase in operating expenses of $20.2 million was primarily due to the higher selling, general and administrative expenses of $17.5 million largely due to higher accrued incentive compensation and the Hartland acquisition, and higher research and development expenses of $2.8 million.

Total operating expenses were $279.6 million, or 18.3% of net sales, for the first nine months of 2021 compared to $265.7 million, or 25.4% of net sales, for the first nine months of 2020. The increase in operating expenses of $13.9 million is primarily due to higher selling, general, and administrative expenses of $44.7 million largely due to higher accrued incentive compensation and the Hartland acquisition, and higher research and development expenses of $6.3 million, partially offset by the 2020 goodwill impairment charge of $33.8 million, or 3.2% of net sales, in the automotive sensors reporting unit within the Automotive segment and impairment charges of $2.2 million related to the Company’s 2020 first quarter announcement to consolidate a manufacturing facility within the Industrial segment.

Operating Income

Operating income was $120.1 million, an increase of $55.5 million, or 86.0%, for the third quarter of 2021 compared to $64.6 million for the third quarter of 2020. The increase in operating income was due to higher gross profit from all segments, particularly in the Electronics segment, partially offset by higher operating expenses as noted above. Operating margins increased from 16.5% in the third quarter of 2020 to 22.3% in the third quarter of 2021 driven by the factors mentioned above.

Operating income was $292.8 million, an increase of $195.5 million, or 200.8%, for the first nine months of 2021 compared to $97.4 million for the first nine months of 2020. The increase in operating income was primarily due to higher gross margin across all segments partially offset by higher operating expenses noted above. Operating margins increased from 9.3% in the first nine months of 2020 to 19.2% in the first nine months of 2021 driven by the factors mentioned above. The goodwill impairment charge of $33.8 million negatively impacted the operating margin by 3.2% for the first nine months of 2020.

Income Before Income Taxes

Income before income taxes was $113.6 million, or 21.1% of net sales, for the third quarter of 2021 compared to $67.4 million, or 17.2% of net sales, for the third quarter of 2020. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily impacted by foreign exchange losses of $3.2 million in the third quarter of 2021 compared to foreign exchange gains of $6.2 million in the third quarter of 2020.

Income before income taxes was $281.5 million, or 18.4% of net sales, for the first nine months of 2021 compared to $92.3 million, or 8.8% of net sales, for the first nine months of 2020. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was impacted by foreign exchange losses of $8.3 million during the nine months ended September 25, 2021 compared to foreign exchange gains of $9.6 million during nine months ended September 26, 2020, partially offset by a $7.7 million increase in unrealized investment gains associated with our equity investment and lower interest expense of $2.4 million due to lower outstanding borrowings under the credit facility along with a lower effective interest rate, and coal mining charges of $1.8 million incurred during the nine months ended September 26, 2020.

Income Taxes

Income tax expense for the third quarter of 2021 was $21.5 million, or an effective tax rate of 19.0%, compared to $12.1 million, or an effective tax rate of 17.9%, for the third quarter of 2020. The effective tax rate for the third quarter of 2021 is higher than the effective tax rate for the comparable 2020 period, primarily due to a reduction during the third quarter of 2020 in the estimated 2020 annual effective tax rate, the impact of which was recorded during the third quarter of 2020.

Income tax expense for the first nine months of 2021 was $49.6 million, or an effective tax rate of 17.6%, compared to $21.3 million, or an effective tax rate of 23.1%, for the first nine months of 2020. The effective tax rate for the first nine months of 2021 is lower than the effective tax rate for the comparable 2020 period primarily due to an increase in the forecasted income earned in lower tax jurisdictions in 2021 compared to 2020, and the impact of the goodwill impairment charge of $33.8 million recorded in the second quarter of 2020, the substantial majority of which did not result in a tax benefit. The effective tax rate for the 2021 period is lower than the applicable U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Automotive and Industrial. Segment information is described more fully in Note 15, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales by segment:

	Third Quarter				First Nine Months
(in thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Electronics	$347,240	$255,349	$91,891	36.0%	$959,122	$692,809	$266,313	38.4%
Automotive	124,415	104,724	19,691	18.8%	386,262	271,493	114,769	42.3%
Industrial	67,926	31,493	36,433	115.7%	181,479	80,697	100,782	124.9%
Total	$539,581	$391,566	$148,015	37.8%	$1,526,863	$1,044,999	$481,864	46.1%

Electronics Segment

Net sales increased $91.9 million, or 36.0%, in the third quarter of 2021 compared to the third quarter of 2020 and included favorable changes in foreign exchange rates of $2.3 million. The sales increase was primarily due to increased volume for the electronics products and semiconductor businesses of $63.0 million and $28.8 million, respectively. The volume increase within the Electronics segment was led by continued broad-based demand across electronics, transportation and industrial end markets.

Net sales increased $266.3 million, or 38.4%, in the first nine months of 2021 compared to the first nine months of 2020 and included favorable changes in foreign exchange rates of $16.2 million. The sales increase was primarily due to increased volume for the electronics products and semiconductor businesses of $173.3 million and $93.0 million, respectively. The volume increases were driven by broad-based demand across electronics, transportation and industrial end markets while the first nine months of 2020 were negatively impacted by production disruptions due to the impact of COVID-19.

Automotive Segment

Net sales increased $19.7 million, or 18.8%, in the third quarter of 2021 compared to the third quarter of 2020 and included favorable changes in foreign exchange rates of $1.7 million. The sales increase was due to higher volume in passenger car products and commercial vehicle products businesses of $11.9 million and $9.7 million, respectively, partially offset by lower volume in automotive sensors business of $2.0 million. The increase within the Automotive segment was across both the passenger car and commercial vehicle businesses. While global car build declined compared to the same quarter last year largely due to market shortages of semiconductor chips, the automotive growth was due to greater content growth across passenger vehicles from vehicle mix, including growth in electric vehicles, as well as some customers maintaining additional inventory of our products. The growth in the commercial vehicle business was driven largely by continued demand across a number of commercial vehicle end markets. This growth was across all regions, particularly in Asia-Pacific where volumes and demand increased, but constrained in Europe and North America where supply chain shortages have had a detrimental impact on vehicle output.

Net sales increased $114.8 million, or 42.3%, in the first nine months of 2021 compared to the first nine months of 2020 and included favorable changes in foreign exchange rates of $13.0 million. These sales increases were due to higher volume in passenger car products, commercial vehicle products, and the automotive sensors businesses of $64.9 million, $34.9 million, and $14.9 million, respectively. These increases were due to stronger global auto and commercial vehicle market demand. Each of our regions experienced growth driven by an increase in global auto market demand as compared to the first nine months of 2020, which had production disruptions due to the impact of COVID-19. Sales also grew due to the launch of new products and higher content per vehicle due to automotive vehicle mix.

Industrial Segment

Net sales increased by $36.4 million, or 115.7%, in the third quarter of 2021 compared to the third quarter of 2020, which included favorable changes in foreign exchange rates of $0.2 million. The increase in net sales was primarily due to incremental net sales of $29.3 million or 92.9% from the Hartland acquisition and higher volume across all product lines.

Net sales increased by $100.8 million, or 124.9%, in the first nine months of 2021 compared to the first nine months of 2020, which included favorable changes in foreign exchange rates of $0.9 million. The increase in net sales was primarily due to incremental net sales of $72.3 million or 89.6% from the Hartland acquisition, growth across all product lines, and the transfer of the temperature sensor product line totaling $4.7 million which was previously reported in the Electronics segment and moved to Industrial segment in the third quarter of 2020. Additionally, the first nine months of 2020 was negatively impacted by production disruptions and temporary plant shutdown due to the impact of COVID-19.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Third Quarter				First Nine Months
(in thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Asia-Pacific	$250,880	$186,956	$63,924	34.2%	$702,542	$483,566	$218,976	45.3%
Americas	167,314	123,739	43,575	35.2%	500,555	333,891	166,664	49.9%
Europe	121,387	80,871	40,516	50.1%	323,766	227,542	96,224	42.3%
Total	$539,581	$391,566	$148,015	37.8%	$1,526,863	$1,044,999	$481,864	46.1%

Asia-Pacific

Net sales increased $63.9 million, or 34.2%, in the third quarter of 2021 compared to the third quarter of 2020 and included favorable changes in foreign exchange rates of $2.9 million. The increase in net sales was primarily due to higher volume across all businesses within the Electronics, Automotive, and Industrial segments compared to the third quarter of 2020.

Net sales increased $219.0 million, or 45.3%, in the first nine months of 2021 compared to the first nine months of 2020 and included favorable changes in foreign exchange rates of $12.0 million. The increase in net sales was primarily due to higher volume across all businesses across all segments compared to the first nine months of 2020 that had production disruptions due to the impact of COVID-19.

Americas

Net sales increased $43.6 million, or 35.2%, in the third quarter of 2021 compared to the third quarter of 2020 and included favorable changes in foreign exchange rates of $0.2 million. The increase in net sales was primarily due to incremental sales from the Hartland acquisition included in the Industrial segment, higher volume from the electronics products business within the Electronics segment and commercial vehicle products business within the Automotive segment, and higher volume across all businesses within the Industrial segment compared to the third quarter of 2020.

Net sales increased $166.7 million, or 49.9%, in the first nine months of 2021 compared to first nine months of 2020 and included favorable changes in foreign exchange rates of $0.6 million. The increase in net sales was primarily due to incremental sales from the Hartland acquisition, higher volume across all businesses within the Electronics and Automotive segments compared to the first nine months of 2020 that had production disruptions due to the impact of COVID-19.

Europe

Net sales increased $40.5 million, or 50.1%, in the third quarter of 2021 compared to the third quarter of 2020 and included favorable changes in foreign exchange rates of $1.1 million. The increase in net sales was primarily due to increased volume across all businesses within the Electronics segment and commercial vehicle products business within the Automotive segment, and higher volume cross all businesses within the Industrial segment compared to the third quarter of 2020.

Net sales increased $96.2 million, or 42.3%, in the first nine months of 2021 compared to the first nine months of 2020 and included favorable changes in foreign exchange rates of $17.5 million. The increase in net sales was primarily due to higher volume across all businesses within the Electronics and Automotive segments compared to the first nine months of 2020 that had production disruptions due to the impact of COVID-19.

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

Cash and cash equivalents were $690.7 million as of September 25, 2021, a decrease of $3.2 million as compared to December 26, 2020. As of September 25, 2021, $337.2 million of the Company's $690.7 million cash and cash equivalents was held by U.S. subsidiaries.

Revolving Credit Facility

On April 3, 2020, the Company amended its Credit Agreement to effect certain changes, including, among others: (i) eliminating the $200.0 million unsecured term loan credit facility, the remaining outstanding balance ($140.0 million) of which was repaid in full on April 3, 2020 through the revolving credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company; (iii) modifying performance-based interest rate margins and undrawn fees; and (iv) extending the maturity date to April 3, 2025. The amended Credit Agreement also allows the Company to increase the size of the revolving credit facility or enter into one or more tranches of term loans if there is no event of default and the Company is in compliance with certain financial covenants. The Company made payments of $30.0 million on the amended revolving credit facility during the nine months ended September 25, 2021. The balance under the facility was $100.0 million as of September 25, 2021.

Outstanding borrowings under the amended Credit Agreement bears interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six-month periods, plus 1.25% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.25% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the credit agreement ranging from 0.125% to 0.20%, based on the Consolidated Leverage Ratio, as defined in the agreement. The amended Credit Agreement includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 1.33% at September 25, 2021.

As of September 25, 2021, the Company had no amount outstanding in letters of credit and had available $600.0 million of borrowing capacity under the Revolving Credit Facility. At September 25, 2021, the Company was in compliance with all covenants under the Credit Agreement.

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

Debt Covenants
The Company was in compliance with all covenants under the Credit Agreement and Senior Notes as of September 25, 2021 and currently expects to remain in compliance based on management’s estimates of operating and financial results for 2021. As of September 25, 2021, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions
On January 28, 2021, the Company acquired Hartland Controls ("Hartland"), a manufacturer and leading supplier of electrical components used primarily in heating, ventilation, air conditioning (HVAC) and other industrial and control systems applications with annualized sales of approximately $70 million. The purchase price for Hartland was $112.3 million and the operations of Hartland Controls are included in the Industrial segment. The net cash payment of $109.9 million for this acquisition was funded by the Company's cash on hand.

Dividends

During the third quarter of 2021 the Company paid quarterly dividends of $13.1 million to the shareholders. On October 26, 2021, the Board of Directors of the Company declared a quarterly cash dividend of $0.53 per share, payable on December 2nd, 2021 to stockholders of record as of November 18, 2021.

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

Cash Flow Overview

	First Nine Months
(in thousands)	2021	2020
Net cash provided by operating activities	$240,664	$164,256
Net cash used in investing activities	(165,611)	(41,388)
Net cash used in financing activities	(60,877)	(18,376)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5,832)	6,259
Increase in cash, cash equivalents, and restricted cash	8,344	110,751
Cash, cash equivalents, and restricted cash at beginning of period	687,525	531,139
Cash, cash equivalents, and restricted cash at end of period	$695,869	$641,890

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $240.7 million for the nine months ended September 25, 2021 as compared to $164.3 million for the nine months ended September 26, 2020. The increase in net cash provided by operating activities was primarily due to higher cash earnings partially offset by increases in working capital resulting from higher sales growth.

Cash Flow from Investing Activities

Net cash used in investing activities was $165.6 million for the nine months ended September 25, 2021 compared to $41.4 million during the nine months ended September 26, 2020. Net cash paid for acquisitions was $110.6 million for the nine months ended September 25, 2021. Capital expenditures were $57.5 million, representing an increase of $16.0 million compared to 2020. During the nine months ended September 25, 2021, the Company received proceeds of $2.6 million from the sale of a property within the Electronics segment.

Cash Flow from Financing Activities

Net cash used in financing activities was $60.9 million for the nine months ended September 25, 2021 compared to $18.4 million for the nine months ended September 26, 2020. The Company made payments of $30.0 million on the amended revolving credit facility during the nine months ended September 25, 2021. On April 3, 2020, the Company amended the Credit Agreement to eliminate the $200.0 million unsecured term loan credit facility, with the remaining outstanding balance of $140.0 million repaid in full on April 3, 2020 through a new borrowing of $140.0 million under the amended revolving credit facility. During the nine months ended September 26, 2020, the Company borrowed $100.0 million from its revolving credit facility to preserve financial flexibility and enhance liquidity, given the increasing levels of uncertainty related to COVID-19. The Company also made principal payments of $5.0 million on the term loan during the nine months ended September 26, 2020. For the nine months ended September 26, 2020, the Company repurchased 175,110 shares of its common stock totaling $22.9 million. Additionally, the Company paid dividends $36.6 million and $35.1 million in the nine months ended September 25, 2021 and September 26, 2020, respectively.

Share Repurchase Program

On April 26, 2019, the Company's Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2019 to April 30, 2020 ("2019 program"). On April 29, 2020, the Company announced that the Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2020 to April 30, 2021 (the "2020 program") to replace its previous expired 2019 program. On April 28, 2021, the Company announced that the Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program.

The Company did not repurchase any shares of its common stock for the nine months ended September 25, 2021. During the nine months ended September 26, 2020, the Company repurchased 175,110 shares of its common stock totaling $22.9 million.

Off-Balance Sheet Arrangements

As of September 25, 2021, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 26, 2020. During the nine months ended September 25, 2021, there were no significant changes in the application of critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 26, 2020. During the nine months ended September 25, 2021, there have been no material changes in our exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 25, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 25, 2021, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended September 25, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any shares of its common stock for the three months ended September 25, 2021 and September 26, 2020.

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

101
The following financial information from LITTELFUSE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 25, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity , (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 25, 2021, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 25, 2021, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Meenal A. Sethna
Meenal A. Sethna
Executive Vice President and Chief Financial Officer

Date: October 27, 2021	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Vice President and Chief Accounting Officer