Form 10-K
period 2022-01-01
LITTELFUSE INC /DE
filed 2022-02-17
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark one)	for the fiscal year ended January 01, 2022

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 0-20388

LITTELFUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

The aggregate market value of 24,616,682 shares of voting stock held by non-affiliates of the registrant was approximately $6,125,123,061 based on the last reported sale price of the registrant’s Common Stock as reported on the NASDAQ Global Select MarketSM on June 26, 2021.

As of February 11, 2022, the registrant had outstanding 24,689,579 shares of Common Stock, net of Treasury Shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Littelfuse, Inc. Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

PART I
ITEM 1. BUSINESS.

GENERAL

Littelfuse, Inc., was incorporated under the laws of the State of Delaware in 1991. References herein to the “Company,” “we,” “our” or “Littelfuse” refer to Littelfuse, Inc. and its subsidiaries. References herein to “2021”, “fiscal 2021” or “fiscal year 2021” refer to the fiscal year ended January 1, 2022. References herein to “2020”, “fiscal 2020” or “fiscal year 2020” refer to the fiscal year ended December 26, 2020. References herein to “2019”, “fiscal 2019” or “fiscal year 2019” refer to the fiscal year ended December 28, 2019. The Company operates on a 52-53 week fiscal year (4-4-5 basis) ending on the Saturday closest to December 31. Therefore, the financial results of certain fiscal years and the associated 14 week quarters will not be exactly comparable to the prior 52 week fiscal years and the associated quarters having only 13 weeks. As a result of using this convention, the fiscal year 2021 contained 53 weeks while each of fiscal 2020 and fiscal 2019 contained 52 weeks.

OVERVIEW

Founded in 1927, Littelfuse is an industrial technology manufacturing company empowering a sustainable, connected, and safer world. Across more than 15 countries, and with approximately 17,000 global associates, the Company partners with customers to design and deliver innovative, reliable solutions. Serving over 100,000 end customers, the Company’s products are found in a variety of industrial, transportation and electronics end markets – everywhere, every day.

Segments

The Company conducts its business through three reportable segments: Electronics, Transportation, and Industrial. Within these segments, the Company designs, manufactures and sells components, modules and subassemblies to empower the long-term structural themes of sustainability, connectivity and safety. Over the last decade the Company has positioned itself within the center of these global structural growth themes by helping to enable its customers’ applications focused on a more sustainable, connected, and safer world. The ever-increasing complexity of applications surrounding these themes continues to drive greater demand for the Company’s reliable products and a higher level of product content. As a result, the Company has evolved its presence across the industrial, transportation and electronics end markets it serves, which is relatively balanced. With a long list of target applications within each primary end market, the Company believes its balanced approach is healthy for the long-term sustainability of its business, increases diversification and creates additional growth opportunities. Across electronics end markets, product demand is largely driven by the amplified themes of electrification, energy efficiency, automation, and connectivity. In transportation end markets, including passenger and commercial vehicles, the ongoing electronification and electrification of applications is driving increased product demand. Across industrial end markets, product demand is driven by a more sustainable ecosystem. For example, solar and wind energy, and energy storage systems that enable lower carbon emissions, the ongoing proliferation of electric vehicles and charging stations, more efficient climate control units, increasing requirements for electrical safety, and the rising demand for factory and process automation. For segment and geographical information and consolidated net sales and operating income see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16, Segment Information, of the Notes to Consolidated Financial Statements included in this Annual Report.

•Electronics Segment: Consists of one of the broadest product offerings in the industry, including fuses and fuse accessories, positive temperature coefficient (“PTC”) resettable fuses, polymer electrostatic discharge (“ESD”) suppressors, varistors, reed switch based magnetic sensing, gas discharge tubes; semiconductor products such as discrete transient voltage suppressor (“TVS”) diodes, TVS diode arrays, protection and switching thyristors, silicon and silicon carbide metal-oxide-semiconductor field effect transistors (“MOSFETs”) and diodes; and insulated gate bipolar transistors (“IGBT”) technologies. The segment covers a broad range of end markets, including industrial motor drives and power conversion, automotive electronics, electric vehicle and related infrastructure, power supplies, data centers and telecommunications, medical devices, alternative energy and energy storage, building and home automation, appliances, and mobile electronics.

•Transportation Segment: Formerly known as Automotive segment. The term “Transportation” represents a more comprehensive description of the Company’s broad range of products, and the applications and end markets it serves. Consists of a wide range of circuit protection, power control and sensing technologies for global original equipment manufacturers (“OEMs”), Tier-one suppliers and parts and aftermarket distributors in passenger vehicle, heavy duty truck, off-road vehicles, material handling, agricultural, construction and other commercial vehicle end markets. Passenger vehicle products are used in internal combustion engine, hybrid and electric vehicles including blade fuses, battery cable protectors, resettable fuses, high-current fuses, high-voltage fuses, and sensor products designed to monitor the occupant’s safety and environment as well as the vehicle’s powertrain. Commercial vehicle products include fuses, switches, circuit breakers, relays, and power distribution modules and units used in applications serving a number of end markets, including heavy-duty truck, construction, agriculture, material handling and marine.

•Industrial Segment: Consists of industrial circuit protection (industrial fuse), industrial controls (protection relay, contactors, transformers) and temperature sensors for use in various applications such as renewable energy and energy storage systems, electric vehicle infrastructure, HVAC systems, industrial safety, non-residential construction, MRO, mining and industrial automation.

Strategy

In February 2021, the Company announced its new five-year strategic plan which builds upon its strengths from its previous strategy. The Company is well-positioned within the center of the global structural growth themes of sustainability, connectivity, and safety, which will continue to drive increased demand for the company’s products across the transportation, industrial and electronics end markets that it serves. The Company is targeting average annual organic sales growth of 5-7 percent and average annual sales growth from strategic acquisitions of 5-7 percent. The Company expects to achieve this through content and share gains, expanded presence in high-growth markets and geographies, and targeting high-growth and niche applications. The Company will continue to invest in its people, as well as customer-driven innovation, eMobility, and its digital infrastructure to improve customer experience, and its operating systems. It plans to capitalize on growth opportunities where technologies and applications are converging across its product segments, while continuing to acquire and integrate businesses that fit its strategic focus areas.

Recent Acquisitions

•Carling Technologies: On November 30, 2021, the Company acquired Carling Technologies (“Carling”), a leader in switching, circuit protection and power distribution technologies with a strong global presence in commercial transportation, communications infrastructure and marine markets. At the time of acquisition, Carling had annualized sales of approximately $170 million. The purchase price for Carling was $315 million subject to change for working capital adjustments and the operations of Carling are included in the Transportation segment.

•Hartland Controls: On January 28, 2021, the Company acquired Hartland Controls ("Hartland"), a manufacturer and leading supplier of electrical components used primarily in heating, ventilation, air conditioning ("HVAC") and other industrial and control systems applications. At the time of acquisition, Hartland had annualized sales of approximately

$70 million. The purchase price for Hartland was $111.0 million and the operations of Hartland are included in the Industrial segment.

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

•U.S. Sensor: On July 7, 2017, the Company acquired the assets of U.S. Sensor Corporation (“U.S. Sensor”) for $24.3 million. U.S. Sensor manufactures a variety of high quality negative temperature coefficient thermistor probes and assemblies across a number of industrial end markets. The operations of U.S. Sensor are included in the Industrial segment.

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

Sales and Operations

The Company conducts its business through three reportable segments: Electronics, Transportation, and Industrial.

Net sales by segment for the periods indicated are as follows:

	Fiscal Year
(in millions)	2021	2020	2019
Electronics	$1,300.7	$937.7	$961.1
Transportation	528.1	395.8	428.5
Industrial	251.1	112.2	114.3
Total	$2,079.9	$1,445.7	$1,503.9

The Company operates in three geographic regions: Asia-Pacific, the Americas, and Europe. The Company designs, manufactures products and sells to customers in all three regions.

Net sales in the Company’s three geographic regions, based upon the shipped-to destination, are as follows:

	Fiscal Year
(in millions)	2021	2020	2019
Asia-Pacific	$955.7	$670.5	$656.8
Americas	694.3	457.8	508.4
Europe	429.9	317.4	338.7
Total	$2,079.9	$1,445.7	$1,503.9

The Company’s products are sold worldwide through distributors, direct sales force and manufacturers’ representatives in certain regions. For the fiscal year 2021, approximately 69% of the Company’s net sales were to customers outside the United States (“U.S.”), including approximately 30% to China.

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

BUSINESS ENVIRONMENT

Electronics Segment

The Company designs, manufactures and sells components and modules to empower the long-term mega sustainability themes. Over the last decade the Company has positioned itself within the center of these global structural growth themes by helping to enable its customers’ applications focused on a more sustainable, connected, and safer world. The ever-increasing complexity of applications surrounding these themes continues to drive greater demand for the Company’s reliable products and a higher level of product content. As a result, the Company has evolved its presence across the industrial, transportation and electronics end markets it serves.

Circuit protection technologies in the Electronics Segment are designed to protect against harmful occurrences like voltage spikes, short circuits, power surges and electrostatic discharge. Products include fuses and fuse accessories, PTC resettable fuses, ESD suppressors, varistors, gas discharge tubes, and semiconductor products such as discrete TVS diodes, TVS diode arrays, and protection thyristors.

The Company also offers a wide range of power control products used to convert and regulate energy and safely and efficiently control power across a broad spectrum of industrial applications like renewable energy and energy storage systems, motor drives and power conversion. Products include a comprehensive portfolio of semiconductor components and modules including thyristors, MOSFETs, rectifiers and fast recovery diodes, IGBTs and wide band gap devices. The 2018 acquisition of IXYS expanded the Company's power semiconductor portfolio in medium and high-power industrial applications and technology expertise. The Company expects to continue to diversify and expand its presence within the industrial market, leveraging the strong IXYS industrial OEM customer base.

As products become increasingly sophisticated, smarter and more connected, the need for complex sensor technologies continues to grow. Sensor products in the Electronics Segment are used in a wide variety of applications including appliances, building and home automation, industrial controls, and commercial vehicles.

Transportation Segment

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

Passenger vehicle products are used in internal combustion engine, hybrid and electric vehicles including blade fuses, battery cable protectors, resettable fuses, high-current fuses, high-voltage fuses, and sensor products designed to monitor the occupant’s safety and environment as well as the vehicle’s powertrain.

The Company’s commercial vehicle business includes a variety of products including power distribution modules and units, low and high current switches, circuit breakers, relays, battery management products, ignition key switches, and trailer connectors. These products are used in applications serving a number of end markets, including heavy-duty truck, construction, agriculture, material handling and marine. Products are sold directly to a mix of OEMs, Tier One suppliers, aftermarket channels, as well as through general distribution. The acquisition of Carling Technologies significantly expanded the Company's switching, circuit protection and power distribution product portfolios. The Company expects to continue to expand its presence within transportation end markets, leveraging its strong OEM, Tier One and distributor customer base and go-to-market strength, and by continuing to expand its product portfolio through organic and inorganic investments.

Industrial Segment

The Company designs and sells a broad range of power fuses and holders, protection relays and controls, temperature sensors and other circuit protection products, contactors and transformers, for use in various industrial applications such as renewable energy and energy storage systems, electric vehicle infrastructure, HVAC systems, industrial safety, non-residential construction, MRO, mining and industrial automation. These products are used to protect personnel and equipment from excessive currents, over voltages, and electrical shock hazards.

Products are sold direct to OEMs, and through electrical distributors and electronics distribution channels. The 2021 acquisition of Hartland expanded the Company’s contactors and transformers product portfolios. The Company expects to continue to expand its presence within industrial end markets, leveraging its strong customer base, and go-to-market strength, and by continuing to expand its product portfolio through organic and inorganic investments.

PRODUCT DESIGN AND DEVELOPMENT

The Company employs scientific, engineering, and other personnel to continually improve its existing product lines and to develop new products at its research, product design, and development (“R&D”) and engineering facilities with primary locations in China, Germany, Italy, Japan, Lithuania, Mexico, Philippines, Taiwan (China), United Kingdom ("U.K."), and the U.S. The Company maintains a staff of engineers, chemists, material scientists and technicians whose primary responsibility is to design and develop new products.

Proposals for the development of new products are initiated primarily by sales, marketing, and product management personnel with input from customers. The entire product development process usually ranges from a few months to a few years based on the complexity of development, with continuous efforts to reduce the development cycle. During fiscal years 2021, 2020, and 2019, the Company expended $65.9 million, $52.5 million, and $80.0 million, respectively, on R&D.

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

MANUFACTURING

The Company’s manufacturing facilities are in China, Germany, Italy, Japan, Lithuania, Mexico, Philippines, Portugal, the U.K., and the U.S. The Company performs the majority of its own fabrication and maintains in-house capabilities for metal stamping, surface mount assembly, plating (silver, nickel, zinc, and oxides) and thermoplastic molding. In addition, the Company fabricates semiconductor wafers for certain applications and maintains in-house capability for epitaxy fabrication, die attach, and wafer probe testing. After sub-components are readied for assembly, final assembly is accomplished on fully automatic and semi-automatic assembly machines. Quality assurance and operations personnel, using techniques such as statistical process control, perform tests, checks and measurements during the production process to maintain the highest levels of product quality, including safety and reliability, and customer satisfaction. Additionally, the Company utilizes external wafer foundries and subcontracted test and assembly facilities for a portion of its semiconductor business.

The principal raw materials for the Company’s products include copper and copper alloys, resin and heat-resistant plastics, zinc, melamine, glass, silver, gold, raw silicon, solder, rubber, and various gases. The Company’s strategy is to prequalify suppliers for quality assurance and supply continuity, and when possible, to localize supply sources close to its manufacturing sites. This helps to minimize the transportation of materials, and ultimately reduces the Company’s environmental footprint by decreasing emissions, consistent with its sustainability strategy. For critical materials, the Company looks to diversify its supplier base by prequalifying second sources.

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

Electronics Segment

Our Electronics segment products are used across a variety of applications. While certain of our products require less design support for our customers, many of our products are incorporated into applications with complex design technical support requirements. Most Electronics segment products are sold through our direct salesforce or through our channel distribution partners. The fulfillment of these products is primarily through our broad line distribution partners, including global distributors such as Arrow Electronics, Inc., Future Electronics and TTI, Inc., regional and high service distributors, including Digi-Key and Mouser, as well as directly to OEM's.

Transportation Segment

The Company primarily uses a direct sales force to service all of the major automotive and commercial vehicle OEMs, system suppliers, and Tier One automotive and aftermarket customers globally. In selected areas, the Company also uses distributors to service smaller customers and to provide supply chain fulfillment for certain customers.

The Company also leverages its transportation customer relationships to sell products from the Electronics segment into transportation end markets, primarily to Tier One automotive customers. These revenues are reported in the Electronics segment.

Industrial Segment

The Company markets and sells its Industrial segment products direct to OEMs, and through electrical distributors and electronics distribution channels to various end customers including electrical contractors, factories, municipalities, and utilities.

CUSTOMERS

The Company directly sells to over 6,900 customers and distributors worldwide. Sales to Arrow Electronics, Inc., which were reported in our Electronics, Transportation and Industrial segments, were 10.7%, 10.4% and 10.7% of consolidated net sales in 2021, 2020, and 2019, respectively. No other single customer accounted for more than 10% of net sales during any of the last three years. During fiscal 2021, 2020, and 2019, net sales to customers outside the U.S. accounted for approximately 69%, 73%, and 71%, respectively, of the Company’s total net sales.

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

COMPETITION

The Company’s products compete with similar products of other manufacturers, some of which may have substantially greater financial resources than the Company. In the Electronics segment, the Company’s competitors include Eaton Corporation, Bourns Inc., TDK, ON Semiconductor Corporation, Infineon Technologies, STMicroelectronics NV, Semtech Corporation, and Vishay Intertechnology Inc. In the Transportation segment, the Company’s competitors include Eaton Corporation, Pacific Engineering, MTA (Meccanotecnica Codognese), CTS Corporation, Amphenol Corporation, Sensata Technologies Holding NV, and TE Connectivity Ltd. In the Industrial segment, the Company’s major competitors include Eaton Corporation, GE Multilin, and Mersen. The Company believes that it globally competes on the basis of innovative products, the breadth of its product line, the quality, design and performance of its products based on their reliability, consistency and safety, its technical capabilities and application expertise, and the responsiveness of its customer service.

BACKLOG

The backlog of unfilled orders at January 1, 2022 was approximately $1,657.1 million, compared to $709.9 million at December 26, 2020 with the increase primarily driven by all segments and acquisition. Substantially all the orders currently in backlog are scheduled for delivery in 2022.

HUMAN CAPITAL MANAGEMENT

A passion for engineering excellence and an innovative spirit have been a part of what it means to work at Littelfuse since its founding in 1927. The Company hires bright minds who want to make a big impact and are committed to improve the safety, reliability and performance of our customers’ products. As the Company's human capital is critical to its success, the Company strives to make Littelfuse a safe, diverse, and inclusive workplace, provide competitive compensation, benefits, and health and wellness programs, offer appropriate training and promote community involvement.

Employee Data

At January 1, 2022, the Company had approximately 17,000 full-time, part-time and temporary employees; of which 53% are female and 47% are male; and of which 52%, 37% and 11% are located in the Americas, Asia-Pacific region, and Europe, respectively.

Core Values

Littelfuse core values – Customer Focus, Teamwork, Results Driven, Integrity and Innovation – guide conversations, decisions, and interactions for our business. Together, they are the foundation of the Company's working relationships both internally and externally and the Company asks each of associates to exemplify these high standards every day.

Governance & Oversight

The Chief Human Resources Officer ("CHRO") is responsible for developing and executing the Company’s human capital strategy. This includes establishing and implementing the Company's global policies and programs for leadership and employee development, compensation, benefits, workforce planning, human resources systems, and ensuring effective and efficient internal company operations. The CHRO is responsible for developing and integrating the Company’s diversity, inclusion, and belonging strategy in its business operations. The Chief Executive Officer ("CEO") and CHRO regularly update the Company's board of directors on human capital matters.

Leadership and Employee Development

The Company is committed to identifying and developing our next generation of leaders. The Company's talent review and succession planning processes support the development of the Company's talent pipeline, as well as the diversity of its talent. The Company is focused on both the recruitment of diverse candidates and the development of the Company's diverse employees to provide the opportunity to advance their careers and move into leadership positions within the Company. Globally, the Company conducts enterprise-wide talent review processes with the CEO, business unit and function leaders focusing on the Company's high-performing and high-potential talent, diverse talent, and the succession for the Company's most critical roles. Also, the Company's board of directors reviews and assesses management development plans for senior executives and the succession plans relating to those positions.

From the Company's production lines to its engineering labs, the office or distribution center, the contributions of the Company's talented teams make a critical difference. The Company's goal is to ensure that every employee is provided with the appropriate resources and opportunities to enjoy a successful and rewarding career at Littelfuse. The Company's training programs cover topics including job-skills, enterprise six-sigma, Lean manufacturing, information security, and ethics and compliance. All global associates are required to take the Company's annual Code of Conduct training, which is made available in local languages for the Company's global workforce. The Company also has regional development programs that assist the Company's current and future leaders to develop leadership skills and grow their careers in Littelfuse.

Diversity and Inclusion

As part of driving sustainable success, The Company values and celebrates diversity in every aspect of work with customers, stakeholders, suppliers and each other. The Company's commitment to diversity and equity empowers its associates to innovate, deliver bold solutions and drive growth with the multifaceted insight that comes from true community. The Company believes that when everyone is included, everyone wins.
Our Diversity, Inclusion and Belonging Council focuses on enhancing the diversity across the Company's stakeholders through bold solutions, to drive sustainable success across the company. In addition, the Company also has a number of employee resource groups, each sponsored by a member of our executive leadership team, that enhance its inclusive and diverse culture.

One example is the Company's Women’s Initiative Network (WiN). WiN was established to provide a forum to inspire and accelerate associate advancement and development through networking, mentoring, coaching and education.

Compensation and Benefits

The Company provides compensation and benefits programs designed to be both competitive and equitable, in order to attract, retain and motivate highly qualified associates. The components of the Company's compensation program vary by region and employee-type, and include items such as base salary, performance-based bonus plans, equity awards, paid time off, and tuition reimbursement. Global programs include a combination of statutory and additional supplemental benefits in the areas of health, welfare and retirement.

Health, Safety and Wellness

The Company is committed to the safety, health, human rights, and well-being of our employees. The Company continuously evaluates opportunities to raise safety and health standards through the Company's environmental, health, and safety teams. Compliance audits and internal processes are in place to stay ahead of workplace hazards, and the Company strives for a zero-injury workplace and to further our strong culture of safety. The Company further supports the mental and physical well-being of the Company's employees through a range of wellness programs that promote a healthy lifestyle.

During the COVID-19 pandemic, the Company has prioritized the health and safety of its associates and their families. In an effort to protect the health and safety of our associates, the Company has taken proactive steps in our facilities globally to implement safety procedures including hygiene and disinfection protocols, social distancing, and providing transportation alternatives for employees to get to work and personal protective equipment.

Community Involvement

The Company encourages and sponsors employees to donate their time and other resources to improve the communities where they live and work. The Company's teams around the globe regularly engage in local community outreach, sponsoring activities and initiatives that align with its overall community involvement strategy. The causes the Company supports include science, technology, engineering and mathematics ("STEM") education, community improvement and environmental stewardship.

SUSTAINABILITY

The Company is focused on creating long-term value for customers, employees, investors, and the communities where they live and work through sustainable business practices. Many of the Company's key end markets are linked to sustainable applications such as electric vehicles and charging infrastructure, renewable energy, and power management. Sustainable end markets have been a focus of the Company for decades and the Company published its first Sustainability Report in 2021, as the Company aims to further communicate its commitment and progress towards key internal sustainability initiatives. The initial focus areas in the Company's Sustainability Report include:

•business ethics	•innovation	•climate change and greenhouse gas emissions
•training, education, and career development	•water and wastewater management	•sustainable supply chain
•health and safety in the workplace	•diversity and equal opportunity	•community involvement
•economic performance	•energy management	•waste and hazardous material management

Additional information on how the Company manages each of these topics and the sustainability program progress is available in the Company's Sustainability Report, located on the Company's website at https://www.littelfuse.com/about-us/sustainability.aspx. The contents of the Company's Sustainability Report and website are not incorporated by reference in this Annual Report on Form 10-K.

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

The Company’s future success will depend upon its ability to manufacture and deliver products in a manner that is responsive to its customers’ needs. The Company will need to develop and introduce new products and product enhancements on a timely basis that keep pace with technological developments and emerging industry standards and address increasingly sophisticated requirements of its customers. The Company invests heavily in research and development without knowing if it will recover these costs. The Company’s competitors may develop products or technologies that will render its products non-competitive or obsolete. If it cannot develop and market new products or product enhancements in a timely and cost-effective manner, its business, financial condition and results of operations could be materially adversely affected.

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

The Company’s success in its existing and acquired businesses, depends on the Company’s ability to attract, retain, and motivate a highly-skilled and diverse management team and workforce. Failure to ensure that the Company has the depth and breadth of personnel with the necessary skill set and experience could impede its ability to deliver growth objectives and execute the Company’s strategy. Competition for qualified employees among companies that rely heavily upon engineering and technology is at times intense, and the loss of qualified employees could hinder the Company’s ability to conduct research activities successfully and develop marketable products.

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

2) Regulatory Risks:

Climate change, and the regulatory and legislative developments related to climate change, may have a material adverse impact on our business and results of operations.

The potential physical impacts of climate change on our business operations are highly uncertain and differ in each geographic region where we operate. These impacts may include changes in weather patterns and increased weather intensity, water shortages, changing sea levels and changing temperatures. The impacts of climate change may materially and adversely impact the cost of production, insurance availability, and financial performance of our operations. Further, any impacts to our business and financial condition as a result of climate change are likely to occur over a sustained period of time and are therefore difficult to quantify with any degree of specificity. For example, extreme weather events may result in adverse physical effects on portions of our or others infrastructure, which could disrupt our supply chain and our customers and ultimately our business operations. In addition, disruption of transportation and distribution systems could result in reduced operational efficiency and customer service interruption. Climate-related events have the potential to disrupt our business, including the business of our suppliers and customers, and may cause us to experience higher attrition, and additional costs to resume operations.

Increased government or governmental bodies contemplating legislative and regulatory changes in response to the potential impact of climate change could impose significant costs on us and our suppliers and customers, including increased cost of materials and natural resources, sources and supply of energy, capital equipment, environmental monitoring and reporting, or other costs to comply with such regulations. Potential regulations or standards could mandate more restrictive manufacturing requirements, such as stricter limits on greenhouse gas emissions and material used in production. Any future climate change regulations could also adversely impact our ability to compete with companies not subject to such regulations.

Changes in U.S. and other countries trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

In the past several years, the U.S. government adopted a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It also imposed tariffs on certain foreign goods and products. These measures may materially increase costs for goods imported into the U.S. This in turn could require us to materially increase prices to our customers which may reduce demand, or, if we do not or are unable to increase prices, could result in lower margins on products sold. Changes in U.S. trade policy have resulted in, and could result in more, U.S. trading partners adopting responsive trade policies making it more difficult or costly for us to export our products to those countries. Additionally, continued geo-political issues may result in customers in China seeking to source products from local suppliers, which could result in lower sales or lost customers.

The Company is exposed to political, economic, and other risks that arise from operating a multinational business.

The Company's customers, suppliers, employees and operations are located in numerous countries around the world, and contribute significantly to its revenues and earnings. Sales to customers outside the U.S. constituted approximately 69% of the Company's net sales in fiscal 2021. Many of the Company's key customers are located outside of U.S. and maintain global operations. Serving a global customer base and remaining competitive in the global marketplace requires the Company to diversify its operations outside the U.S. to capitalize on customer and market opportunities, build a global workforce and maintain a cost efficient structure. In addition, the Company sources a significant amount of raw materials, components and finished goods from third-party suppliers and contract manufacturers. The Company’s operating activities are subject to a number of risks generally associated with multi-national operations, including risks relating to the following:

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
•labor unrest;
•natural disasters;
•terrorist activities;
•public health concerns, including the outbreak of the coronavirus or other pandemics;
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

The World Health Organization declared the COVID-19 outbreak a pandemic in 2020, and the virus continues to spread in areas where we operate and sell our products. The COVID-19 pandemic and similar situations/circumstances in the future could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments. Several public health organizations have recommended, and some local governments have implemented, certain measures to slow and limit the transmission of the virus, including travel restrictions, shelter-in-place requirements and social distancing requirements. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, potential increased vulnerability to cybersecurity incidents, including breaches of information systems security due to widespread remote working arrangements, potential border closures. Our suppliers and customers, including OEMs and distribution partners, may also face similar disruptions to their operations, which could lead to a disruption in our supply chain as well as decreased demand for our products. These issues may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. These disruptions may continue to occur and may result in future impairment, restructuring and other charges. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the risk factors disclosed in Part I, Item 1A. Risk Factors, including those relating to our products and services, financial performance, debt covenant compliance and debt obligations. The ultimate magnitude of COVID-19, including the extent of its impact on our financial and operational results, which could be material, will be determined by the length of time that the pandemic continues, its effect on the demand for our services, as well as the effect of governmental regulations imposed in response to the pandemic. We cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

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

The Company is subject to taxes in the U.S. and numerous non-U.S. jurisdictions. Therefore, it is subject to changes in tax laws in each of these jurisdictions, including changes discussed in the paragraphs below. The outcome of these and other legislative developments, including changes to interpretations of recently enacted legislation, could have a material adverse effect on the Company’s future effective tax rate and cash flows.

U.S. tax legislative proposals currently being considered in a bill referred to as “Build Back Better” could, among other things, increase the Company’s U.S. taxes on non-U.S. earnings, effective in 2023. In addition, the Organization for Economic Cooperation and Development (“OECD”) is working with a group of more than 100 countries to significantly change the tax treatment of multinational businesses, subjecting them to tax in additional jurisdictions, modifying the methods by which they allocate profits among jurisdictions, and subjecting them to a minimum level of tax. As part of this effort, during 2021, the OECD reached a near-unanimous agreement among the working group jurisdictions to apply a minimum income tax rate of 15%, on a country-by-country basis. In December of 2021, the OECD published model rules to assist with implementation of the minimum tax regime, proposed to be effective in 2023, and the European Union published a directive that would incorporate the OECD-led minimum tax proposals into European Union law. The Company’s income tax rate in certain non-U.S. jurisdictions is lower than 15%. Enactment of these minimum tax proposals, and the other proposals discussed above, could have a material adverse effect on the Company’s future effective tax rate and cash flows.

Certain European jurisdictions, including Germany and the Netherlands, have enacted or will enact tax legislation based upon directives from the European Union. Such legislation could potentially deny tax deductions for certain expenses and/or subject to tax the income earned in certain low tax jurisdictions.

The Company has two subsidiaries in China which benefit from lower income tax rates due to “tax holidays” which apply for three-year periods. The tax holiday for one of the subsidiaries expires at the end of 2022, and for the other subsidiary the tax holiday will expire at the end of 2023. Future year tax benefits will depend upon the Company’s ability to obtain extensions, after the three-year periods expire. There can be no assurance that future extensions will be granted.

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

The market price of the Company’s stock can fluctuate widely. Between December 26, 2020 and January 1, 2022, the closing sale price of the Company’s common stock ranged between a low of $234.59 and a high of $334.84. The volatility of the stock price may be related to any number of factors, such as volatility in the financial markets, general macroeconomic conditions, industry conditions, market expectations concerning the Company’s results of operations, or the volatility of its revenues as discussed above under “The Company’s Revenues May Vary Significantly from Period to Period.” The historic market price of the Company’s common stock may not be indicative of future market prices. The Company may not be able to sustain or increase the value of its common stock. Declines in the market price of the Company’s stock could adversely affect the Company’s ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving the Company’s common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.

The Company’s engineering and research and development, manufacturing, sales, and distribution centers are located in approximately 77 owned or leased facilities worldwide with primary operations in China, Germany, Italy, Japan, Lithuania, Mexico, Netherlands, Philippines, South Korea, U.K, and the U.S. totaling approximately 3.9 million square feet. The Company’s owned facilities include approximately 2.1 million square feet and the Company’s leased facilities include approximately 1.8 million square feet. The Company’s corporate headquarters is located in the U.S. in Chicago, Illinois.

The Company believes its facilities are adequate to meet its requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings, other than routine litigation incidental to its business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Information about our Executive Officers.

The executive officers of the Company are as follows:

Name	Age	Position
David W. Heinzmann	58	President and Chief Executive Officer
Meenal A. Sethna	52	Executive Vice President and Chief Financial Officer
Ryan K. Stafford	54	Executive Vice President, Mergers and Acquisitions, Chief Legal Officer and Corporate Secretary
Maggie Chu	53	Senior Vice President and Chief Human Resources Officer
Matthew J. Cole	50	Senior Vice President, eMobility and Corporate Strategy
Alexander Conrad	56	Senior Vice President and General Manager, Passenger Vehicle Business
Deepak Nayar	62	Senior Vice President and General Manager, Electronics Business

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

Ryan K. Stafford, Executive Vice President, Mergers and Acquisitions, Chief Legal Officer and Corporate Secretary. Mr. Stafford joined Littelfuse as its first General Counsel and Chief Human Resources Officer in 2007, became Corporate Secretary in 2017, and assumed his current position in 2021. Prior to joining Littelfuse, Mr. Stafford served in a number of roles at Tyco International Ltd., including Vice President of China Operations and Vice President & General Counsel for its Engineered Products & Services Business Segment.

Maggie Chu, Senior Vice President and Chief Human Resources Officer. Ms. Chu joined Littelfuse in 2021 as Senior Vice President and Chief Human Resources Officer. Prior to joining Littelfuse, Ms. Chu served from 2018 to 2021 at Caterpillar, Inc., a leading manufacturer of construction and mining equipment, diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives, as Segment Human Resources Director for the Energy & Transportation segment and Corporate Services group. Prior to Caterpillar, Ms. Chu spent 15 years with General Electric Company, a high-tech industrial company, in a number of global human resources leadership roles across several of General Electric’s industrial businesses.

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

Alexander Conrad, Senior Vice President and General Manager, Passenger Vehicle Business. Mr. Conrad joined Littelfuse in 2005 as Sales Manager, Germany & Eastern Europe. He then held various positions of increasing responsibility at Littelfuse including Sales Director EMEA; Global Director of Sales; Managing Director, Passenger Car Products from 2013 to 2014; and Vice President, Passenger Car Products, from 2015 until assuming his current position in 2018.

Deepak Nayar, Senior Vice President and General Manager, Electronics Business. Mr. Nayar joined Littelfuse in 2005 as Business Line Director of the Electronics Business Unit. He then held various positions of increasing responsibility at Littelfuse including Vice President, Global Sales, Electronics Business Unit, and from 2011 until assuming his current position in 2020, Senior Vice President, Electronics Business Unit.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of the Company’s common stock are traded under the symbol “LFUS” on the NASDAQ Global Select MarketSM.

Number of Holders

As of February 11, 2022, there were 56 holders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us or affiliates during the fiscal year ended January 1, 2022.

Purchases of Equity Securities

On April 26, 2019, the Company's Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2019 to April 30, 2020 ("2019 program"). On April 29, 2020, the Company announced that the Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2020 to April 30, 2021 (the "2020 program") to replace its previous expired 2019 program. On April 28, 2021, the Company announced that the Board of Directors authorized a new three-year program to repurchase up to $300 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program.

The Company did not repurchase shares of its common stock during the fiscal year ended January 1, 2022. There are $300 million in the aggregate of shares available for purchase under the new program as of January 1, 2022.

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

	12/2016	12/2017	12/2018	12/2019	12/2020	12/2021
Littelfuse, Inc.	$100	$131	$115	$129	$174	$217
Russell 1000	100	122	116	152	184	233
Dow Jones US Electrical Components & Equipment	100	127	112	138	167	209

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

For Littelfuse, Inc. and all indexes noted above, a $100 investment made on December 31, 2016 and reinvestment of all dividends is assumed. Returns for the Company’s fiscal years presented above are as of the last day of the respective fiscal year which was December 30, 2017, December 29, 2018, December 28, 2019, December 26, 2020, and January 1, 2022 for the fiscal years 2017, 2018, 2019, 2020 and 2021, respectively.

ITEM 6. SELECTED FINANCIAL DATA.

The information presented below provides selected financial data of the Company during the past five fiscal years and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, for the respective years presented:

(in thousands, except per share data)	2021	2020	2019	2018	2017
Net sales	$2,079,928	$1,445,695	$1,503,873	$1,718,468	$1,221,534
Gross profit	771,926	501,172	546,295	653,415	506,533
Operating income	385,642	162,372	192,791	225,049	218,511
Net income	283,806	129,986	139,082	164,565	119,519
Per share of common stock:
Income from continuing operations
- Basic	11.54	5.33	5.66	6.62	5.27
- Diluted	11.38	5.29	5.60	6.52	5.21
Cash dividends paid	2.02	1.92	1.82	1.60	1.40
Cash and cash equivalents	478,473	687,525	531,139	489,733	429,676
Total assets	3,151,704	2,747,593	2,559,898	2,614,306	1,740,102
Short-term debt	25,000	—	10,000	10,000	6,250
Long-term debt, less current portion	611,897	687,034	669,158	684,730	489,361

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

2021 EXECUTIVE OVERVIEW

Net sales increased by $634.2 million or 43.9% including $27.4 million or 1.9% of favorable changes in foreign exchange rates in 2021 compared to 2020. The increase was due to volume growth across all segments and businesses while 2020 had temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19. The increase was due to higher sales of $363.0 million, $138.9 million, and $132.3 million in the Electronics, Industrial, and Transportation segments, respectively, driven by higher volumes across all businesses within these segments. The volume increase within the Electronics segment was led by broad-based demand across electronics, transportation and industrial end markets. The increase with the Industrial segment was primarily due to $100.5 million of net sales resulting from the Hartland acquisition and volume growth across all businesses within the Industrial segment. The increase within the Transportation segment was due to volume growth driven by higher demand in the global auto and commercial vehicle markets, greater content growth across passenger vehicles due to vehicle mix, including growth in electric vehicles and some customers maintaining additional inventory of our products, and $15.3 million of net sales resulting from the Carling acquisition. The Company recognized net income of $283.8 million, or $11.38 per diluted share, in 2021 compared to net income of $130.0 million, or $5.29 per diluted share in 2020. The increase in net income reflects higher operating income of $223.3 million driven by a $156.9 million increase in operating income in the Electronics segment, the 2020 goodwill impairment charge of $33.8 million, a $24.3 million increase in operating income in the Transportation segment partially offset by higher foreign exchange losses of $32.0 million and a $19.9 million non-cash pension settlement charge associated with the completion of the buy-out of one of our U.K. pension plans.

Supply chain constraints, including transportation capacity shortages have and are expected to continue to impact the Company, our suppliers and our customers. This has resulted in higher transportation and input costs incurred by the Company.

Net cash provided by operating activities was $373.3 million for the fiscal year ended January 1, 2022 representing an increase of $115.3 million as compared to the fiscal year ended December 26, 2020. The increase in net cash provided by operating activities was primarily due to higher cash earnings partially offset by increases in working capital resulting from higher sales growth.

On January 28, 2021, the Company acquired Hartland Controls, a manufacturer and leading supplier of electrical components used primarily in HVAC and other industrial and control systems applications. At the time of acquisition, Hartland had annualized sales of approximately $70 million. The purchase price for Hartland was $111.0 million and the operations of Hartland are included in the Industrial segment.

On November 30, 2021, the Company acquired Carling, a leader in switching, circuit protection and power distribution technologies with a strong global presence in commercial transportation, communications infrastructure and marine markets. At the time of acquisition, Carling had annualized sales of approximately $170 million. The purchase price for Carling was approximately $315 million and the operations of Carling are included in the Transportation segment.

Impact of COVID-19 on Business

The effects from COVID-19 continue to drive increased costs, though less than net costs incurred in 2020. Ongoing costs include spending on personal protective equipment ("PPE"), additional personnel and employee transportation costs, and manufacturing inefficiencies. as well as an increase in material costs and transportation costs due to global supply chain and logistics constraints around the world.

During 2021, all of our manufacturing facilities were operational and were generally running at normal capacity levels.

The Company anticipates that the disruptions caused by COVID-19 may continue to impact its business activity for the foreseeable future. It is currently difficult to estimate the magnitude of the COVID-19 disruption, if future disruptions will occur due to a resurgence in COVID-19 cases and its impact on our employees, customers, suppliers and vendors. The Company will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and other stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business and operations, including the effects on our customers, employees, and prospects, or on our financial results for the fiscal year 2022.

OUTLOOK

Vision and Strategy

The Company closely collaborates with strategic customers to design and manufacture innovative and reliable solutions to help empower a sustainable, connected, and safer world in virtually every market that uses electrical energy.

Within transportation end markets, the Company’s products are found in passenger vehicles and commercial vehicles, like material handling equipment, heavy-duty truck and bus, off-road and recreational vehicles, construction equipment, agricultural machinery, rail and marine. The Company is also a key enabler of electrification, or eMobility, across these transportation applications, and EV charging infrastructure. The Company continues to advance its existing customer relationships with OEM, Tier one and channel partners while driving product content growth for advanced, high-growth applications.

Within industrial end markets, the Company’s products are found in renewable energy and energy storage applications, HVAC, factory automation and safety, industrial motor drives and power conversion, and heavy and general industrial type applications. The Company utilizes its deep technical engineering capabilities and design support to drive product content growth across high-growth applications like renewables, energy storage, HVAC, and industrial automation.

Within electronics end markets, the Company’s products are found in data center, cloud storage and telecom infrastructure applications, building technologies and automation, appliances, mobile electronics, medical devices, and gaming and entertainment applications. The Company leverages its strategic distribution partnerships and deep OEM relationships, coupled with its comprehensive product offerings, to drive product content growth across a broad range of applications.

The Company expects the ever-increasing complexity of application architectures, driven by ongoing electronification and electrification across these end markets, to drive increasing product content opportunities. Built upon that framework, the Company has positioned itself around the structural growth themes of sustainability, connectivity, and safety, which will continue to drive increased demand for the Company’s innovative, reliable solutions across the transportation, industrial and electronics end markets that it serves.

The Company’s five-year strategic plan, built around these structural growth themes, is focused on delivering top tier shareholder returns by driving double-digit sales growth, best-in-class profitability, earnings per share growth, strong cash flow generation, and deploying capital to drive value creation. The Company pursues the following major strategic objectives, which are summarized below, along with more specific areas of focus. The Company uses the financial measures below to gauge progress toward achieving these strategic objectives. These measures include organic sales growth, operating margins, cash flow from operations, and returns on invested capital.

Strategic Objectives	Priorities
Double-digit sales growth	●	Increased product content with existing and new customers, and expand market share
5-7% average annual growth from annual organic sales growth	●	Expand portfolio into new and underpenetrated, high-growth geographies and end markets
5-7% average annual growth from strategic acquisitions	●	Increase innovation capabilities and investments
	●	Leverage breadth of go-to-market strategies
	●	Targeted mergers and acquisitions to enhance and sustain organic growth

EPS growth	●	Focus on higher profitability growth opportunities
Earnings per share growth greater than revenue growth	●	Improve operating margins through operational and commercial excellence
	●	Disciplined approach to balancing costs with long-term strategic investments

Capital allocation and returns	●	Disciplined management of working capital
Cash flow from operations less capital expenditures is targeted to approximate or exceed net income	●	Deployment of capital consistent with capital allocation priorities
Target 40% of free cash flow returned to shareholders	●	Mergers and acquisitions that align with strategy and financial metrics
Remainder focused on strategic acquisitions	●	Grow dividend in line with earnings
Return on invested capital percentage in the high-teens	●	Opportunistic share repurchases

The Company’s strategy is focused on accelerating organic growth by increasing its product content in applications and share gains, enhancing technology efforts to drive innovation, capitalizing on cross segment opportunities, and gaining traction in underpenetrated, high-growth geographies and end markets. The Company also leverages strategic acquisitions to enhance and sustain its organic growth. The Company will continue to make targeted strategic acquisitions that align to its strategy and financial metrics to drive growth across its business, products, markets, and technologies while leveraging existing customers and targeting new customers.

Management believes that profitable growth through a combination of organic growth and strategic acquisitions is critical to the Company’s competitiveness, while enhancing value the Company delivers to all of its stakeholders. In addition, the Company continues to implement initiatives across all platforms to enhance productivity while managing its cost structure to align with business conditions. Areas of focus include integration of operations and streamlining administrative and support activities to drive improved operating margins.

The Company seeks to deploy its capital consistent with capital allocation priorities. These priorities include investments to drive increased organic growth, targeted acquisitions that align to the Company’s strategic and financial metrics, and enhance and sustain its organic growth, and returning capital to shareholders through dividends and opportunistic share repurchases.

Critical Estimates and Significant Accounting Policies

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

Critical Accounting Estimates

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

During the second quarter of 2020, the Company recorded a non-cash charge of $33.8 million to recognize the impairment of goodwill in the automotive sensors reporting unit within the Transportation segment. As of January 1, 2022, the automotive sensors reporting unit had $9.2 million of remaining goodwill.

Quantitative Assessment for Impairment

For the seven reporting units with goodwill, the Company compares the estimated fair value of each reporting unit to its carrying value. If the carrying value of a reporting unit exceeds the estimated fair value, the difference between the estimated fair value and carrying value is recorded as the amount of the goodwill impairment charge. The results of the goodwill impairment test as of September 26, 2021 indicated that the estimated fair values for each of the seven reporting units exceeded their respective carrying values. Accordingly, there were no goodwill impairment charges recorded as part of the Company’s 2021 annual goodwill impairment test.

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

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying value) the goodwill impairment test. All seven of the reporting units passed the goodwill impairment test, with fair values that exceeded the carrying values between 95% and 380% of their respective estimated fair values. As of the most recent annual test conducted on September 26, 2021, the Company noted that the excess of fair value over the carrying value was 380%, 104%, 255%, 217%, 95%, 144%, and 231% for its reporting units: Electronics-Passive Products and Sensors, Electronics-Semiconductor, Passenger Car Products, Commercial Vehicle Products, Automotive Sensors, Relays, and Power Fuse, respectively. Relatively small changes in the Company’s key assumptions would not have resulted in any reporting units failing the goodwill impairment test.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term net sales growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. A 1.0% decrease in the long-term net sales growth rate would have resulted in no reporting units failing the goodwill impairment test. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. The estimated discount rate was 8.9% for the Electronics-Passive Products and Sensors and the Passenger Car Products reporting units, 9.9% for the Electronics-Semiconductor, Commercial Vehicle Products and the Automotive Sensors reporting units, 10.9% for the Power Fuse reporting unit and 11.9% for the Relays reporting unit. A 1.0% increase in the estimated discount rates would have resulted in no reporting units failing the annual goodwill impairment test. The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates. Additionally, price deterioration or lower volume could have a significant impact on the fair values of the reporting units.

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

The 2017 Tax Cuts and Jobs Act (the "Tax Act"), among other things, imposed a one-time tax (the “Toll Charge”) on accumulated earnings of certain non-U.S. subsidiaries and included base broadening provisions commonly referred to as the global intangible low-taxed income provisions ("GILTI").

In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended January 1, 2022, December 26, 2020, and

December 28, 2019, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

Further information regarding income taxes, including a detailed reconciliation of current year activity, is provided in Note 14, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report.

Critical Accounting Policies

Revenue Recognition

Revenue Disaggregation

The following table disaggregates the Company’s revenue by primary business units for the fiscal years ended January 1, 2022 and December 26, 2020:

	Fiscal Year Ended January 1, 2022
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$678,861	$—	$—	$678,861
Electronics – Passive Products and Sensors	621,883	—	—	621,883
Passenger Car Products	—	266,020	—	266,020
Commercial Vehicle Products	—	160,300	—	160,300
Automotive Sensors	—	101,738	—	101,738
Industrial Products	—	—	251,126	251,126
Total	$1,300,744	$528,058	$251,126	$2,079,928

	Fiscal Year Ended December 26, 2020
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$522,352	$—	$—	$522,352
Electronics – Passive Products and Sensors	415,410	—	—	415,410
Passenger Car Products	—	200,455	—	200,455
Commercial Vehicle Products	—	101,324	—	101,324
Automotive Sensors	—	93,985	—	93,985
Industrial Products	—	—	112,169	112,169
Total	$937,762	$395,764	$112,169	$1,445,695

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

Long-Lived Assets

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Factors which could trigger an impairment review include significant underperformance relative to historical or projected operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. For the fiscal year ended December 26, 2020, the Company recognized a $2.2 million impairment charge related to the land and building associated with the Company’s announced consolidation of a manufacturing facility within the Industrial segment. For the year-ended December 28, 2019, the Company recognized non-cash impairment charges of $0.3 million for certain machinery and equipment related to the closure of a European manufacturing facility in the automotive sensors business within the Transportation segment.

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

Pension Plans

The Company records annual income and expense amounts relating to its pension and postretirement benefits plans based on calculations which include various actuarial assumptions including discount rates, expected long-term rates of return and compensation increases. The Company reviews its actuarial assumptions on an annual basis as of the fiscal year-end balance sheet date (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumption based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the Consolidated Balance Sheets but are generally amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive (loss) income. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The Company maintains several pension plans in international locations. The expected returns on plan assets and discount rates are determined based on each plan’s investment approach, local interest rates and plan participant profiles. The weighted-average discount rates for the Company’s defined benefit plans primarily in Europe and the Asia-Pacific regions at January 1, 2022 and December 26, 2020 were 3.1% and 1.2%, respectively.

A 50 basis point change in the discount rates at January 1, 2022 would have the following effect on the projected benefit obligation:

(in millions)	0.5% Increase	0.5% Decrease
Projected benefit obligation	$(5.9)	$6.4

On April 7, 2020, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company will be required to directly pay and administer pension payments to certain of the Company’s U.K. pension plan participants, or their designated beneficiaries. The Company completed the buy-out of this U.K. pension plan during the fourth quarter of 2021 and as a result recorded a non-cash pension settlement charge of $19.9 million (£14.9 million), inclusive of the accelerated recognition of prior service cost of $0.5 million (£0.4 million). The purchase of this group annuity contract reduced the Company’s outstanding pension benefit obligation by $47.1 million, representing 35% of the total obligation of the Company’s qualified pension plans.

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

Total equity-based compensation expense for all equity compensation plans was $21.4 million, $19.1 million, and $19.9 million in 2021, 2020, and 2019, respectively. Further information regarding this expense is provided in Note 12, Stock-Based Compensation, of the Notes to Consolidated Financial Statements included in this Annual Report.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED JANUARY 01, 2022 AS COMPARED TO THE YEAR ENDED DECEMBER 26, 2020

The fiscal year 2021 included approximately $12.6 million of non-segment charges, of which $8.4 million relates to purchase accounting inventory step-up charges, $7.0 million of acquisition-related and integration charges related to the Carling and Hartland acquisitions and other contemplated acquisitions, and $2.2 million of restructuring, impairment and other charges, primarily related to employee termination costs. See Note 8, Restructuring, Impairment and Other Charges, for further discussion. Additionally, partially offsetting the above amounts was a gain of $5.0 million recorded for the sale of buildings within the Electronics segment.

The fiscal year 2020 included approximately $44.0 million of non-segment charges, of which $2.3 million of charges are acquisition-related and integration charges related to the IXYS acquisition and other contemplated acquisitions. In addition, there were $41.7 million of restructuring, impairment and other charges, primarily related to the goodwill impairment charge of $33.8 million recorded in the second quarter associated with the automotive sensors reporting unit within the Transportation segment, employee termination costs of $5.5 million, $2.2 million of impairment charges recorded in the first quarter associated with the announced consolidation of a manufacturing facility within the Industrial segment and other restructuring charges of $0.2 million.

Fiscal year 2021 also included approximately $17.2 million in foreign currency exchange losses primarily attributable to changes in the value of the Euro, Chinese renminbi, Mexican peso, and Philippine peso against the U.S. dollar, while fiscal year 2020 included approximately $14.9 million in foreign currency exchange gains primarily attributable to changes in the value of the Euro, Philippine peso, and Chinese renminbi against the U.S. dollar.

	Fiscal Year
(in thousands, except % change)	2021	2020	Change	% Change
Net sales	$2,079,928	$1,445,695	$634,233	43.9%
Cost of sales	1,308,002	944,523	363,479	38.5%
Gross profit	771,926	501,172	270,754	54.0%
Operating expenses	386,284	338,800	47,484	14.0%
Operating income	385,642	162,372	223,270	137.5%
Other expense (income), net	8,932	(5,083)	14,015	(275.7)%
Income before income taxes	341,025	161,253	179,772	111.5%
Income taxes	57,219	31,267	25,952	83.0%
Net income	283,806	129,986	153,820	118.3%

Net Sales

Net sales increased $634.2 million or 43.9% including $27.4 million or 1.9% of favorable changes in foreign exchange rates for 2021 compared to 2020. The increase was due to volume growth across all segments and businesses while 2020 had temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19. The increase was due to higher sales of $363.0 million, $138.9 million, and $132.3 million in the Electronics, Industrial, and Transportation segments, respectively, primarily driven by higher volumes across all businesses within these segments. The volume increase within the Electronics segment was led by broad-based demand across electronics, transportation and industrial end markets. The increase within the Industrial segment was primarily due to $100.5 million of net sales resulting from the Hartland acquisition and volume growth across all businesses within the Industrial segment. The increase within the Transportation segment was due to volume growth driven by higher demand in the global auto and commercial vehicle markets, greater content growth across passenger vehicles due to vehicle mix, including growth in electric vehicles and some customers maintaining additional inventory of our products, and $15.3 million of net sales resulting from the Carling acquisition.

Cost of Sales

Cost of sales was $1,308.0 million, or 62.9% of net sales, in 2021, compared to $944.5 million, or 65.3% of net sales, in 2020. The increase in cost of sales was primarily due to greater volume across all segments driven by the factors discussed above along with the Hartland and Carling acquisitions. As a percent of net sales, cost of sales decreased 2.4% driven by volume leverage, partially offset by higher transportation, duty and tariff charges of 2.2%, the purchase accounting inventory charges of $8.4 million or 0.4% resulting from the Hartland and Carling acquisitions, and higher material costs.

Gross Profit

Gross profit was $771.9 million, or 37.1% of net sales, in 2021, compared to $501.2 million, or 34.7% of net sales, in 2020. The $270.8 million increase in gross profit was primarily due to higher volume across all segments while 2020 had additional costs associated with government-directed plant shutdowns and supply chain constraints. The increase in gross margin of 2.4% was primarily driven by volume leverage and favorable product mix within the Electronics segment, partially offset by higher transportation, duty and tariff charges as a percent of net sales of 2.2%, the purchase accounting inventory charges of $8.4 million or 0.4%, and higher material costs.

Operating Expenses

Total operating expenses were $386.3 million, or 18.6% of net sales, for 2021 compared to $338.8 million, or 23.4% of net sales, for 2020. The increase in operating expenses of $47.5 million is primarily due to higher selling, general, and administrative expenses of $71.0 million largely due to higher accrued incentive compensation, the Hartland and Carling acquisitions and higher acquisition-related and integration charges of $4.7 million, and higher research and development expenses of $13.4 million, partially offset by the 2020 goodwill impairment charge of $33.8 million, or 2.3% of net sales, in the automotive sensors reporting unit within the Transportation segment and impairment charges of $2.2 million related to the Company’s 2020 first quarter announcement to consolidate a manufacturing facility within the Industrial segment.

Operating Income

Operating income for 2021 was $385.6 million, an increase of $223.3 million or 137.5% compared to $162.4 million for 2020. The increase in operating income was primarily due to higher gross margin across all segments, led by the Electronics segment partially offset by higher operating expenses noted above. Operating margins increased from 11.2% in 2020 to 18.5% in 2021 primarily driven by the factors mentioned above. The 2020 goodwill impairment charge of $33.8 million negatively impacted the 2020 operating margin by 2.3%.

Income Before Income Taxes

Income before income taxes for 2021 was $341.0 million, or 16.4% of net sales compared to $161.3 million, or 11.2% of net sales, for 2020. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was impacted by foreign exchange losses of $17.2 million during the fiscal year ended January 1, 2022 compared to foreign exchange gains of $14.9 million during the fiscal year ended December 26, 2020, and a $19.9 million non-cash pension settlement charge, partially offset by a $4.0 million increase in unrealized investment gains associated with our equity investment, and lower interest expense of $2.6 million due to lower outstanding borrowings under the credit facility along with a lower effective interest rate and a reduction in coal mining charges of $1.6 million compared to 2020.

Income Taxes

Income tax expense for 2021 was $57.2 million, or an effective tax rate of 16.8%, compared to income tax expense of $31.3 million, or an effective tax rate of 19.4% for 2020. The Company’s tax rates are lower than the applicable U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions, partially offset by the impact of taxes on unremitted earnings, the GILTI tax provisions, and non-U.S. losses and expenses with no tax benefit. The effective tax rate for 2021 is lower than the effective tax rate for 2020, primarily due to an increase in the income earned in lower tax jurisdictions in 2021 as compared to 2020, as well as the impact of the goodwill impairment charge of $33.8 million recorded in 2020, the substantial majority of which did not result in a tax benefit. Further information regarding these items is provided in Note 14, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report.

Segment Information

The Company reports its operations by the following segments: Electronics, Transportation and Industrial. Segment information is described more fully in Note 16, Segment Information, of the Notes to Consolidated Financial Statements included in this Annual Report.

The following table is a summary of the Company’s net sales by segment:

	Fiscal Year
(in millions)	2021	2020	Change	% Change
Electronics	$1,300.7	$937.7	$363.0	38.7%
Transportation	528.1	395.8	132.3	33.4%
Industrial	251.1	112.2	138.9	123.8%
Total	$2,079.9	$1,445.7	$634.2	43.9%

Electronics Segment

Net sales for the Electronics segment increased $363.0 million, or 38.7%, in 2021 compared to 2020 and included favorable changes in foreign exchange rates of $14.5 million or 1.5%. The sales increase was primarily due to increased volume for the electronics and semiconductor products businesses of $206.5 million and $156.5 million, respectively. The volume increases were driven by broad-based demand across electronics, transportation and industrial end markets while 2020 were negatively impacted by production disruptions and temporary plant shutdowns due to the impact of COVID-19.

Transportation Segment

Net sales in the Transportation segment increased $132.3 million, or 33.4%, in 2021 compared to 2020 and included favorable changes in foreign exchange rates of $12.0 million or 3.0%. The sales increase was due to higher volume in passenger car products, commercial vehicle products, and the automotive sensors businesses of $65.6 million, $59.0 million, and $7.8 million, respectively, including the incremental net sales of $15.3 million from the Carling acquisition within the commercial vehicle products business. These increases were due to volume growth driven by higher demand in the global auto and commercial vehicle markets, greater content growth across passenger vehicles due to vehicle mix, including growth in electric vehicles and some customers maintaining additional inventory of our products as compared to 2020, which had production disruptions and temporary plant shutdowns due to the impact of COVID-19.

Industrial Segment

The Industrial segment net sales increased by $138.9 million, or 123.8%, in 2021 compared to 2020 and included favorable changes in foreign exchange rates of $0.9 million or 0.8%. The increase in net sales was primarily due to the incremental net sales of $100.5 million or 90% from the Hartland acquisition, growth across all product lines, and the transfer of the temperature sensor product line totaling $4.7 million which was previously reported in the Electronics segment and moved to Industrial segment in the third quarter of 2020. Additionally, 2020 was negatively impacted by production disruptions and temporary plant shutdowns due to the impact of COVID-19.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Fiscal Year
(in millions)	2021	2020	Change	% Change
Asia-Pacific	$955.7	$670.5	$285.2	42.5%
Americas	694.3	457.8	236.5	51.7%
Europe	429.9	317.4	112.5	35.4%
Total	$2,079.9	$1,445.7	$634.2	43.9%

Asia-Pacific

Asia-Pacific net sales increased $285.2 million, or 42.5%, in 2021 compared to 2020 and included favorable changes in foreign exchange rates of $12.5 million. The increase in net sales was primarily due to higher volume across all segments and businesses compared to 2020 that had production disruptions due to the impact of COVID-19.

Americas

Net sales in the Americas increased $236.5 million, or 51.7%, in 2021 compared to 2020 and included favorable changes in foreign exchange rates of $0.7 million. The increase in net sales was primarily due to incremental sales from the Hartland and Carling acquisitions, higher volume across all segments and businesses compared to 2020 that had production disruptions due to the impact of COVID-19.

Europe

European net sales increased $112.5 million, or 35.4%, in 2021 compared to 2020 and included favorable changes in foreign exchange rates of $14.2 million. The increase in net sales was primarily due to higher volume across all businesses within the Electronics and Transportation segments compared to the 2020 that had production disruptions due to the impact of COVID-19.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 26, 2020 AS COMPARED TO THE YEAR ENDED DECEMBER 28, 2019

The fiscal year 2020 included approximately $44.0 million of non-segment charges, of which $2.3 million of charges are acquisition-related and integration charges related to the IXYS acquisition and other contemplated acquisitions. In addition, there were $41.7 million of restructuring, impairment and other charges, primarily related to the goodwill impairment charge of $33.8 million recorded in the second quarter associated with the automotive sensors reporting unit within the Transportation segment, employee termination costs of $5.5 million, $2.2 million of impairment charges recorded in the first quarter associated with the announced consolidation of a manufacturing facility within the Industrial segment and other restructuring charges of $0.2 million. See Note 8, Restructuring, Impairment and Other Charges, for further discussion.

The fiscal year 2019 included approximately $21.9 million of non-segment charges, of which $8.9 million of charges are acquisition-related and integration charges primarily related to the IXYS acquisition and other contemplated acquisitions, and $13.0 million of restructuring charges primarily related to employee termination costs.

Fiscal year 2020 also included approximately $14.9 million in foreign currency exchange gains primarily attributable to changes in the value of the Euro, Philippine peso, and Chinese renminbi against the U.S. dollar, while fiscal year 2019 included approximately $5.2 million in foreign currency exchange losses primarily attributable to changes in the value of the Euro, Chinese renminbi, and Japanese yen against the U.S. dollar.

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

Net Sales

Net sales of $1,445.7 million decreased $58.2 million, or 3.9%, for 2020 compared to the prior year primarily due to lower volume in the Transportation and Electronics segments which had net sales decreases of $32.7 million and $23.4 million, respectively, partially offset by $7.7 million or 0.5% of favorable changes in foreign exchange rates. These decreases were primarily driven by the production disruption due to temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19 and a decline in global auto production driven by the temporary closures of customer manufacturing facilities during the first half of 2020. These sales declines were partially offset by increases in customer demand for consumer devices for work from home needs and strength in various end market demand across all businesses in the second half of the year. All businesses within the Transportation segment experienced lower sales in 2020 due to the production disruptions in the first half of 2020 mentioned above, which was partially offset in the second half of the year, driven by stronger end market demand.

Cost of Sales

Cost of sales was $944.5 million, or 65.3% of net sales, in 2020, compared to $957.6 million, or 63.7% of net sales, in 2019. The decrease in cost of sales was primarily due to lower volume in the Electronics and Transportation segments driven by the factors discussed above. As a percent of net sales, cost of sales increased 1.6% driven by higher freight costs of $5.6 million, additional costs associated with government-directed plant shutdowns and supply chain constraints, supplies and other costs due to the impact of COVID-19, and unfavorable product mix.

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

Operating Expenses

Total operating expenses were $338.8 million, or 23.4% of net sales, for 2020 compared to $353.5 million, or 23.5% of net sales, for 2019. The decrease in operating expenses of $14.7 million is primarily due to lower research and development expenses of $27.5 million, or 1.7% of net sales, a reduction in discretionary expenses including travel and marketing expenses and a $6.6 million reduction in acquisition-related and integration charges, partially offset by the second quarter goodwill impairment charge of $33.8 million, or 2.3% of net sales, in the automotive sensors reporting unit within the Transportation segment and impairment charges of $2.2 million related to the Company’s first quarter announcement to consolidate a manufacturing facility within the Industrial segment.

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

Segment Information

The Company reports its operations by the following segments: Electronics, Transportation and Industrial. Segment information is described more fully in Note 16, Segment Information, of the Notes to Consolidated Financial Statements included in this Annual Report.

The following table is a summary of the Company’s net sales by segment:

	Fiscal Year
(in millions)	2020	2019	Change	% Change
Electronics	$937.7	$961.1	$(23.4)	(2.4)%
Transportation	395.8	428.5	(32.7)	(7.6)%
Industrial	112.2	114.3	(2.1)	(1.8)%
Total	$1,445.7	$1,503.9	$(58.2)	(3.9)%

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

Transportation Segment

Net sales in the Transportation segment decreased $32.7 million, or 7.6%, in 2020 compared to 2019 due to decreased volume in passenger car products, commercial vehicle products, and automotive sensors businesses of $18.1 million, $10.6 million, and $4.0 million, respectively, driven by the production disruption due to temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19 and a decline in global auto production driven by the temporary closures of customer manufacturing facilities during the first half of 2020. These sales declines were partially offset by increases in end market demand across all businesses in the second half of 2020 and favorable changes in foreign exchange rates of $4.1 million.

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

Asia-Pacific

Asia-Pacific net sales increased $13.7 million, or 2.1%, in 2020 compared to 2019. The increase in net sales was primarily due to higher volume in the semiconductor business within the Electronics segment and favorable changes in foreign exchange rates of $2.2 million, partially offset by lower volume in the passenger car products business within the Transportation segment due to the production disruption associated with temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19 in the first half of 2020.

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

Europe

European net sales decreased $21.3 million, or 6.3%, in 2020 compared to 2019. The decrease in net sales was primarily due to lower volume in the semiconductor business within the Electronics segment, lower volume in passenger car products and commercial vehicle products businesses within the Transportation segment driven by the production disruption due to temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19 and the temporary closures of customer manufacturing facilities during the first half of 2020, partially offset by increased volume in the second half of 2020 due to higher end market demand in Electronics and Transportation businesses and favorable changes in foreign exchange rates of $5.8 million.

Liquidity and Capital Resources

Cash and cash equivalents were $478.5 million as of January 1, 2022, a decrease of $209.1 million as compared to December 26, 2020.

As of January 1, 2022, $326.1 million of the Company's $478.5 million cash and cash equivalents was held by non-U.S. subsidiaries. Of the $326.1 million, at least $171.2 million can be repatriated with minimal tax consequences, although in certain cases a non-U.S. withholding tax would be payable but subsequently refunded. With respect to the remaining $154.9 million, the Company has recognized deferred tax liabilities on approximately $68.6 million as of January 1, 2022 because the amounts are not considered to be permanently reinvested, and the Company may access additional amounts through loans and other means. Repatriation of some non-U.S. cash balances is restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, non-U.S. or U.S. tax laws could result in changes to these judgments and the need to record additional tax liabilities.

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

Revolving Credit Facility

On April 3, 2020, the Company amended its existing credit agreement to effect certain changes, including, among others: (i) eliminating the $200.0 million unsecured term loan credit facility, the remaining outstanding balance ($140.0 million) of which was repaid in full on April 3, 2020 through the revolving credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company; (iii) modifying performance-based interest rate margins and undrawn fees; and (iv) extending the maturity date to April 3, 2025. The amended Credit Agreement also allows the Company to increase the size of the revolving credit facility or enter into one or more tranches of term loans if there is no event of default and the Company is in compliance with certain financial covenants. The Company made payments of $30.0 million on the amended revolving credit facility during the fiscal year ended January 1, 2022. The balance under the facility was $100.0 million as of January 1, 2022.

Outstanding borrowings under the amended credit agreement bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six-month periods, plus 1.25% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.25% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the credit agreement ranging from 0.125% to 0.20%, based on the Consolidated Leverage Ratio, as defined in the agreement. The credit agreement includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 1.35% at January 1, 2022.

As of January 1, 2022, the Company had no outstanding in letters of credit and had available $600.0 million of borrowing capacity under the revolving credit facility. At January 1, 2022, the Company was in compliance with all covenants under the credit agreement.

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

The Company was in compliance with its debt covenants as of January 1, 2022. As of January 1, 2022, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions

On January 28, 2021, the Company acquired Hartland, a manufacturer and leading supplier of electrical components used primarily in HVAC and other industrial and control systems applications. At the time of acquisition, Hartland had annualized sales of approximately $70 million. The total purchase price for Hartland was $111.0 million and the operations of Hartland are included in the Industrial segment. The net cash payment of $108.5 million was funded by the Company’s cash on hand.

On November 30, 2021, the Company acquired Carling, a leader in switching, circuit protection and power distribution technologies with a strong global presence in commercial transportation, communications infrastructure and marine markets. At the time of acquisition, Carling had annualized sales of approximately $170 million. The purchase price for Carling was $315 million subject to change for working capital adjustments and the operations of Carling are included in the Transportation segment. The net cash payment of $313.6 million was funded by the Company’s cash on hand.

Cash Flow Overview

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

The following describes the Company’s cash flows for the fiscal year ended January 1, 2022 and December 26, 2020:

	Fiscal Year
(in millions)	2021	2020
Net cash provided by operating activities	$373.3	$258.0
Net cash used in investing activities	(499.2)	(51.4)
Net cash used in financing activities	(69.0)	(67.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9.9)	17.6
(Decrease) increase in cash, cash equivalents, and restricted cash	(204.7)	156.4
Cash, cash equivalents, and restricted cash at beginning of period	687.5	531.1
Cash, cash equivalents, and restricted cash at end of period	$482.8	$687.5

Cash Flow from Operating Activities

Net cash provided by operating activities was $373.3 million for the fiscal year 2021, an increase of $115.3 million, compared to $258.0 million during the fiscal year 2020. The increase in net cash provided by operating activities was primarily due to higher cash earnings partially offset by increases in working capital resulting from higher sales growth.

Cash Flow from Investing Activities

Net cash used in investing activities was $499.2 million for the fiscal year 2021, compared to $51.4 million during the fiscal year 2020. Capital expenditures were $90.6 million, representing a decrease of $34.4 million compared to the fiscal year 2020. Net cash paid for the Hartland and Carling acquisitions was $422.1 million during the fiscal year 2021. The Company also received proceeds of $15.4 million from the sale of buildings within the Electronics segment during the fiscal year 2021 as compared to proceeds of $4.8 million as a result of the sale of a property within the Industrial segment during the fiscal year 2020.

Cash Flow from Financing Activities

Net cash used in financing activities was $69.0 million for the fiscal year 2021 compared to $67.8 million for the fiscal year 2020. The Company made payments of $30.0 million on the amended revolving credit facility during the fiscal year 2021. On March 25, 2020, the Company borrowed $100.0 million from its revolving credit facility to preserve financial flexibility and enhance liquidity, given the increasing levels of uncertainty related to COVID-19. On April 3, 2020, the Company amended the Credit Agreement to eliminate the $200.0 million unsecured term loan credit facility, with the remaining outstanding balance of $140.0 million repaid in full on April 3, 2020 through a new borrowing of $140.0 million under the amended revolving credit facility. The Company also made principal payments of $5.0 million on the term loan during fiscal year 2020 before amended the Credit Agreement. During the fiscal year 2020, the Company made payments of $110.0 million on the amended revolving credit facility.

During the fiscal year 2020, the Company repurchased 175,110 shares of its common stock totaling $22.9 million. Additionally, dividends paid increased $2.9 million from $46.8 million for the fiscal year 2020 to $49.7 million for the fiscal year 2021.
The following describes the Company’s cash flows for the twelve months ended December 26, 2020 and December 28, 2019:

	Fiscal Year
(in millions)	2020	2019
Net cash provided by operating activities	$258.0	$245.3
Net cash used in investing activities	(51.4)	(56.4)
Net cash used in financing activities	(67.8)	(146.3)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	17.6	(1.2)
Increase in cash, cash equivalents, and restricted cash	156.4	41.4
Cash, cash equivalents, and restricted cash at beginning of period	531.1	489.7
Cash, cash equivalents, and restricted cash at end of period	$687.5	$531.1

Cash Flow from Operating Activities

Net cash provided by operating activities was $258.0 million for the fiscal year 2020, compared to $245.3 million during the fiscal year 2019. The increase in net cash provided by operating activities was primarily due to lower annual incentive payments and favorable changes in net working capital partially offset by lower earnings largely due to the impact of COVID-19.

Cash Flow from Investing Activities

Net cash used in investing activities was $51.4 million for the fiscal year 2020, compared to $56.4 million during the fiscal year 2019. Capital expenditures were $56.2 million, representing a decrease of $5.7 million compared to the fiscal year 2019. The Company also received proceeds of $4.8 million and $6.2 million, respectively, in the fiscal year 2020 and the fiscal year 2019 primarily as a result of the sale of properties within the Industrial segment.

Cash Flow from Financing Activities

Net cash used in financing activities was $67.8 million for 2020 compared to $146.3 million for the fiscal year 2019. The Company made principal payments of $5.0 million and $10.0 million on the term loan during fiscal year 2020 and 2019, respectively. During fiscal year 2020, the company borrowed $100.0 million from its revolving credit facility to preserve financial flexibility and enhance liquidity, given the increasing levels of uncertainty related to COVID-19. On April 3, 2020, the Company amended the Credit Agreement to eliminate the $200.0 million unsecured term loan credit facility, with the remaining outstanding balance of $140.0 million repaid in full on April 3, 2020 through a new borrowing of $140.0 million under the recently amended revolving credit facility. The Company made payments of $110.0 million on the amended revolving credit facility during the fiscal year 2020. The balance under the facility was $130.0 million as of December 26, 2020.

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

Contractual Obligations and Commitments

The following table summarizes outstanding contractual obligations and commitments as of January 1, 2022:

	Payments Due By Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	Greater than 5 Years
Long-term debt(a)	$639,984	$25,000	$132,444	$150,000	$332,540
Interest payments(b)	80,435	14,488	26,710	20,202	19,035
Operating lease payments(c)	34,307	10,080	15,163	4,457	4,607
Income tax obligation(d)	20,754	3,000	9,515	8,239	—
Purchase obligations(e)	13,544	10,091	1,263	1,166	1,024
Total	$789,024	$62,659	$185,095	$184,064	$357,206

(a)Excludes offsetting issuance costs of $3.1 million. Euro denominated debt amounts are converted based on the Euro to U.S. Dollar spot rate at year end. For more information see Note 9, Debt, of the Notes to Consolidated Financial Statements.

(b)Amounts represent estimated contractual interest payments on outstanding debt. Rates in effect as of January 1, 2022 are used for variable rate debt. For more information see Note 9, Debt, of the Notes to Consolidated Financial Statements.

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

In addition to the above contractual obligations and commitments, the Company had the following obligations at January 1, 2022:

The Company has Company-sponsored defined benefit pension plans covering employees at various non-U.S. subsidiaries including the U.K., Germany, the Philippines, China, Japan, Mexico, Italy and France. At January 1, 2022, the Company had a net unfunded status of $38.2 million. The Company expects to make approximately $2.6 million of contributions to the plans in 2022. For additional information, see Note 11, Benefit Plans, of the Notes to Consolidated Financial Statements.

Dividends

Cash dividends paid totaled $49.7 million, $46.8 million and $44.7 million for 2021, 2020 and 2019, respectively. On January 27, 2022, the Board of Directors of the Company declared a quarterly cash dividend of $0.53 per share, payable on March 10, 2022 to stockholders of record as of February 24, 2022.
Capital Resources

The Company expends capital to support its operating and strategic plans. Such expenditures include strategic acquisitions, investments to maintain capital assets, develop new products or improve existing products, and to enhance capacity or productivity. Many of the associated projects have long lead-times and require commitments in advance of actual spending.

Share Repurchase Program

On April 26, 2019, the Company's Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2019 to April 30, 2020 (the "2019 program"). On April 29, 2020, the Company announced that the Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2020 to April 30, 2021 (the "2020 program") to replace its previous expired 2019 program. On April 28, 2021, the Company announced that the Board of Directors authorized a new three-year program to repurchase up to $300 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program. There are $300 million in the aggregate of shares available for purchase under the new program as of January 1, 2022.

During the fiscal year 2021, the Company did not repurchase any shares of its common stock. During the fiscal year 2020 and 2019, the Company repurchased 175,110, and 579,916 shares of its common stock totaling $22.9 million and $95.0 million, respectively.

Off-Balance Sheet Arrangements

As of January 1, 2022, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Interest Rates Risk

The Company made payments of $30.0 million on the amended revolving credit facility during the fiscal year 2021. The balance under the facility was $100.0 million as of January 1, 2022. With variable interest rates, the Company is subject to future interest rate fluctuations in relation to these borrowings which could potentially have a negative impact on cash flows of the Company. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its credit facility would result in an increase of approximately $1.0 million in annual interest expense. This exposure would be partially if not fully offset by higher interest income from the Company's investments. The Company is not party to any currency exchange or interest rate protection agreements as of January 1, 2022.

Foreign Exchange Rate Risk

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The Company has operations in China, Germany, Mexico, Philippines, U.K., Japan, Lithuania, Netherlands, Portugal, Singapore, South Korea, Spain, and the U.S. During 2021, sales to customers outside the U.S. were approximately 69% of total net sales. During 2020, sales to customers outside the U.S. were approximately 73% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Chinese renminbi, Japanese yen, or Korean won.

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

At January 1, 2022, the net value of the Company’s assets with exposure to foreign currency risk was approximately $148 million, with the largest exposure being a Japanese yen denominated inter-company loan with a Euro functional currency subsidiary. The reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive asset instruments would be $15 million at January 1, 2022. At January 1, 2022, the net value of the Company’s liabilities with exposure to foreign currency risk was $389 million, with the largest exposure being U.S. Dollar denominated inter-company loans with a Euro functional currency subsidiary. The reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive liability instruments would be $39 million at January 1, 2022. As a result of the mix in currencies impacting the hypothetical 10% changes, the movements in some instruments would offset movements in other instruments reducing the hypothetical exposure to the Company.

Commodity Price Risk

The Company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold, and silver. Prices of these and other commodities can rise and result in materially higher costs of producing our products. The Company believes it has adequate primary and secondary sources of supply for each of our key materials. While the Company is exposed to significant changes in certain metal prices and expects higher material costs, the Company actively monitors these exposures and may take various actions, including price increases and productivity improvements to mitigate any negative impacts of these exposures.

Due to the continued impact from COVID-19, transportation costs increased significantly in 2021 and may further increase in 2022. The Company has taken and, in the future, may take further various actions, including price increases and changing freight modes or other alternative solutions to mitigate the impact of rising transportation costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Littelfuse, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Littelfuse, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 1, 2022 and December 26, 2020, the related consolidated statements of net income, comprehensive income, equity, and cash flows for each of the three years in the period ended January 1, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and December 26, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 17, 2022 expressed an unqualified opinion.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 17, 2022, expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business Acquisition – Carling Technologies – Valuation of acquired Intangible Assets

As discussed in Note 2, the Company acquired Carling Technologies, Inc., on November 30, 2021 for a total purchase price of approximately $314 million, net of cash acquired. The Company allocated the purchase price, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $125.9 million. We identified the valuation of acquired intangible assets as a critical audit matter.

The principal considerations for our determination that the valuation of acquired intangible assets is a critical audit matter are (i) the significant judgment by management when determining assumptions used in the fair value measurement of acquired intangible assets (ii) the high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s significant assumptions relating to revenue growth, royalty rates, and customer attrition rates and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to the valuation of the acquired intangible assets included the following, among others:
–we tested the design and operating effectiveness of the controls over the Company’s acquisition and valuation process, including review of the valuation model, significant assumptions used, and the completeness and accuracy of the underlying data used
–we tested the forecasted revenues and cash flows by assessing the reasonableness of management’s forecasts compared to historical results and forecasted industry trends
–with the assistance of our valuation specialists, we assessed the royalty, customer attrition, and revenue growth rates by developing a range of independent estimates and comparing those to the rates selected by management. We also involved our valuation specialists to evaluate the assumptions and methodologies used in valuing the intangible assets.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Southfield, Michigan
February 17, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Littelfuse, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Littelfuse, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 1, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 1, 2022, and our report dated February 17, 2022 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Carling Technologies, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 5% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 1, 2022. As indicated in Management’s Report, Carling Technologies, Inc. was acquired during 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Carling Technologies, Inc.

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

/s/ GRANT THORNTON LLP
Southfield, Michigan
February 17, 2022

LITTELFUSE, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	January 1, 2022	December 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$478,473	$687,525
Short-term investments	28	54
Trade receivables, less allowances of $59,232 and $45,237, respectively	275,192	232,760
Inventories	445,671	258,002
Prepaid income taxes and income taxes receivable	2,035	3,029
Prepaid expenses and other current assets	68,812	35,939
Total current assets	1,270,211	1,217,309
Net property, plant, and equipment	437,889	344,178
Intangible assets, net of amortization	407,126	291,887
Goodwill	929,790	816,812
Investments	39,211	30,547
Deferred income taxes	13,127	11,224
Right of use assets, net	29,616	17,615
Other assets	24,734	18,021
Total assets	$3,151,704	$2,747,593
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$222,039	$145,984
Accrued liabilities	159,689	110,478
Accrued income taxes	27,905	19,186
Current portion of long-term debt	25,000	—
Total current liabilities	434,633	275,648
Long-term debt, less current portion	611,897	687,034
Deferred income taxes	81,289	50,134
Accrued post-retirement benefits	37,037	45,802
Non-current operating lease liabilities	22,305	12,950
Other long-term liabilities	71,023	67,252
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, 26,350,763 and 26,131,544, respectively	260	259
Additional paid-in capital	946,588	907,858
Treasury stock, at cost: 1,664,711 and 1,644,283 shares, respectively	(248,120)	(242,366)
Accumulated other comprehensive loss	(73,463)	(91,157)
Retained earnings	1,268,124	1,034,048
Littelfuse, Inc. shareholders’ equity	1,893,389	1,608,642
Non-controlling interest	131	131
Total equity	1,893,520	1,608,773
Total liabilities and equity	$3,151,704	$2,747,593

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF NET INCOME

	Fiscal Year Ended
(in thousands, except per share data)	January 1, 2022	December 26, 2020	December 28, 2019
Net sales	$2,079,928	$1,445,695	$1,503,873
Cost of sales	1,308,002	944,523	957,578
Gross profit	771,926	501,172	546,295

Selling, general, and administrative expenses	275,457	204,507	220,448
Research and development expenses	65,940	52,538	79,997
Amortization of intangibles	42,729	40,039	40,026
Restructuring, impairment, and other charges	2,158	41,716	13,033
Total operating expenses	386,284	338,800	353,504
Operating income	385,642	162,372	192,791

Interest expense	18,527	21,077	22,266
Foreign exchange loss (gain)	17,158	(14,875)	5,224
Other expense (income), net	8,932	(5,083)	(583)
Income before income taxes	341,025	161,253	165,884
Income taxes	57,219	31,267	26,802
Net income	$283,806	$129,986	$139,082

Income per share:
Basic	$11.54	$5.33	$5.66
Diluted	$11.38	$5.29	$5.60

Weighted average shares and equivalent shares outstanding:
Basic	24,603	24,371	24,576
Diluted	24,932	24,592	24,818

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(in thousands)	January 1, 2022	December 26, 2020	December 28, 2019
Net income	$283,806	$129,986	$139,082
Other comprehensive income (loss):
Pension and postemployment adjustments, net of tax	22,213	(16,095)	(8,087)
Foreign currency translation adjustments	(4,519)	31,761	(812)
Comprehensive income	$301,500	$145,652	$130,183

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in thousands)	January 1, 2022	December 26, 2020	December 28, 2019
OPERATING ACTIVITIES
Net income	$283,806	$129,986	$139,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,906	56,139	52,477
Amortization of intangibles	42,729	40,039	40,026
Non-cash pension settlement charges	19,855	—	—
Impairment charges	—	36,078	322
Deferred revenue	(2,570)	(593)	(318)
Non-cash inventory charges	8,397	—	—
Stock-based compensation	19,611	18,129	19,046
(Gain) loss on investments and other assets	(8,907)	(4,663)	4,854
Deferred income taxes	(8,020)	(3,214)	(1,147)
Other	20,275	(18,230)	6,638
Changes in operating assets and liabilities:
Trade receivables	(10,234)	(25,588)	28,497
Inventories	(104,555)	(12,425)	22,094
Accounts payable	40,481	28,820	(22,574)
Accrued liabilities and income taxes	30,793	6,765	(54,242)
Prepaid expenses and other assets	(14,223)	6,788	10,573
Net cash provided by operating activities	373,344	258,031	245,328

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(423,633)	—	(775)
Purchases of property, plant, and equipment	(90,562)	(56,191)	(61,895)
Proceeds from sale of property, plant, and equipment	15,425	4,758	6,213
Other	(390)	—	—
Net cash used in investing activities	(499,160)	(51,433)	(56,457)

FINANCING ACTIVITIES
Proceeds of revolving credit facility	—	240,000	—
Payments of revolving credit facility	(30,000)	(110,000)	—
Payments of term loan and other loans	(2,619)	(145,000)	(10,000)
Net proceeds related to stock-based award activities	13,365	18,744	7,800
Cash dividends paid	(49,730)	(46,839)	(44,689)
Purchases of common stock	—	(22,927)	(99,387)
Debt issuance costs	—	(1,786)	—
Net cash used in financing activities	(68,984)	(67,808)	(146,276)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9,889)	17,596	(1,189)
(Decrease) increase in cash, cash equivalents, and restricted cash	(204,689)	156,386	41,406
Cash, cash equivalents, and restricted cash at beginning of period	687,525	531,139	489,733
Cash, cash equivalents, and restricted cash at end of period	$482,836	$687,525	$531,139
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$478,473	$687,525	$531,139
Restricted cash included in prepaid expenses and other current assets	$2,718	$—	$—
Restricted cash included in other assets	$1,645	$—	$—
Cash paid during the period for interest	$17,420	$20,095	$21,240
Cash paid during the period for income taxes, net of refunds	$55,561	$27,619	$40,518
Capital expenditures, not yet paid	$11,872	$6,126	$11,110

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Inc. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 29, 2018	$254	$835,828	$(116,454)	$(97,924)	$856,507	$131	$1,478,342
Net income	—	—	—	—	139,082	—	139,082
Other comprehensive income (loss), net of tax				(8,899)			(8,899)
Stock-based compensation	—	19,046	—	—	—	—	19,046
Withheld 25,940 shares on restricted share units for withholding taxes	—		(4,957)	—	—	—	(4,957)
Stock options exercised	2	13,122	—	—	—	—	13,124
Repurchases of common stock	—	—	(95,036)	—	—	—	(95,036)
Cash dividends paid ($1.82 per share)	—	—	—	—	(44,688)	—	(44,688)
Balance at December 28, 2019	$256	$867,996	$(216,447)	$(106,823)	$950,901	$131	$1,496,014
Net income	—	—	—	—	129,986	—	129,986
Other comprehensive income (loss), net of tax				15,666			15,666
Stock-based compensation	—	18,129	—	—	—	—	18,129
Withheld 20,250 shares on restricted share units for withholding taxes	—	—	(2,992)	—	—	—	(2,992)
Stock options exercised	3	21,733	—	—	—	—	21,736
Repurchases of common stock	—	—	(22,927)	—	—	—	(22,927)
Cash dividends paid ($1.92 per share)	—	—	—	—	(46,839)	—	(46,839)
Balance at December 26, 2020	$259	$907,858	$(242,366)	$(91,157)	$1,034,048	$131	$1,608,773
Net income	—	—	—	—	283,806	—	283,806
Other comprehensive income (loss), net of tax				17,694			17,694
Stock-based compensation	—	19,611	—	—	—	—	19,611
Withheld 20,428 shares on restricted share units for withholding taxes	—	—	(5,754)	—	—	—	(5,754)
Stock options exercised	1	19,119	—	—	—	—	19,120
Cash dividends paid ($2.02 per share)	—	—	—	—	(49,730)	—	(49,730)
Balance at January 1, 2022	$260	$946,588	$(248,120)	$(73,463)	$1,268,124	$131	$1,893,520

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Other Information

Nature of Operations

Littelfuse, Inc. and subsidiaries (the “Company”) is an industrial technology manufacturing company empowering a sustainable, connected, and safer world. Across more than 15 countries, and with approximately 17,000 global associates, the company partners with customers to design and deliver innovative, reliable solutions. Serving over 100,000 end customers, the company’s products are found in a variety of industrial, transportation and electronics end markets – everywhere, every day.

Fiscal Year

References herein to “2021”, “fiscal 2021” or “fiscal year 2021” refer to the fiscal year ended January 1, 2022. References herein to “2020”, “fiscal 2020” or “fiscal year 2020” refer to the fiscal year ended December 26, 2020. References herein to “2019”, “fiscal 2019” or “fiscal year 2019” refer to the fiscal year ended December 28, 2019. The Company operates on a 52-53 week fiscal year (4-4-5 basis) ending on the Saturday closest to December 31. Therefore, the financial results of certain fiscal years and the associated 14 week quarters will not be exactly comparable to the prior 52 week fiscal years and the associated quarters having only 13 weeks. As a result of using this convention, the fiscal year 2021 contained 53 weeks while each of fiscal 2020 and fiscal 2019 contained 52 weeks.

Basis of Presentation

The Consolidated Financial Statements include the accounts of Littelfuse, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s Consolidated Financial Statements were prepared in accordance with generally accepted accounting principles in the United States of America ("U.S.") and include the assets, liabilities, sales and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which the Company exercises control.

Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses and the accompanying notes. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in its evaluation, as considered necessary. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments, with an original maturity of three months or less when purchased, are considered to be cash equivalents. The Company maintains several pools including multicurrency notional pools and physical pools internationally and a zero balance account ("ZBA") structure in the U.S. In the notional pools, actual cash balances are not physically converted and are not commingled between participating legal entities. The Company will classify any overdraft balances within accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash at January 1, 2022 and December 26, 2020 reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

(in millions)	2021	2020
Cash and cash equivalents	$478,473	$687,525
Restricted cash included in prepaid expenses and other current assets	2,718	—
Restricted cash included in other assets	1,645	$—
Total cash, cash equivalents and restricted cash	$482,836	$687,525

Short-Term and Long-Term Investments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 1, 2022, the Company has an investment in Polytronics Technology Corporation Ltd. (“Polytronics”). The Company’s Polytronics shares held at the end of fiscal 2021 and 2020 represent approximately 6.8% and 7.2% of total Polytronics shares outstanding, respectively. The Polytronics investment is carried at fair value. The fair value of the Polytronics investment was €23 million (approximately $26.1 million) at January 1, 2022 and €15.7 million (approximately $19.2 million) at December 26, 2020.

As a result of the Company’s acquisition of IXYS, the Company has equity ownerships in various investments that are accounted for under the equity method. The Company owns 45% of the outstanding equity of Powersem GmbH, a module manufacturer based in Germany, approximately 19% of the outstanding equity of EB Tech Ltd., a company with expertise in radiation technology based in South Korea, and approximately 24% of the outstanding common shares of Automated Technology, Inc., a supplier located in the Philippines that provides assembly and test services. All equity-level investments are less than majority owned. The Company recognized $1.3 million gains from its equity method investment for the fiscal year ended January 1, 2022. The Company recognized no gains and losses from its equity method investments for the fiscal year ended December 26, 2020. The balance of these equity method investments was $12.4 million and $11.4 million as of the fiscal years ended January 1, 2022 and December 26, 2020, respectively. See Note 18, Related Party Transactions, for further discussion.

The Company does not have any remaining book value of investments accounted for under the cost method as of January 1, 2022. As of December 26, 2020, the Company had a net book value of $0.5 million. During the fiscal year ended January 1, 2022, the Company impaired the remaining book value of these investments and recorded an impairment charge of $0.5 million, and during the fiscal year ended December 26, 2020, the Company recorded $0.1 million in Other expense (income), net in the Consolidated Statements of Net Income. See Note 10, Fair Value of Assets and Liabilities, for further discussion.

The Company has investments related to its non-qualified Supplemental Retirement and Savings Plan. The Company maintains accounts for participants through which participants make investment elections. The investment securities are subject to the claims of the Company’s creditors. The investment securities are all mutual funds. The investment securities are measured at net asset value. As of January 1, 2022 and December 26, 2020, the investment securities balance was $15.0 million and $13.2 million, respectively, related to the plan and are included in Other assets on the Consolidated Balance Sheets.

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

Goodwill

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company annually tests goodwill for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The Company compares each reporting unit’s fair value, estimated based on comparable company market valuations and expected future discounted cash flows to be generated by the reporting unit, to its carrying value. The results of the annual goodwill impairment test as of September 26, 2021 indicated that the estimated fair values for each of the seven reporting units exceeded their respective carrying values. As of the most recent annual test conducted on September 26, 2021, the Company noted that the excess of fair value over the carrying value, was 380%, 104%, 255%, 217%, 95%, 144%, and 231% for its reporting units; Electronics-Passive Products and Sensors, Electronics-Semiconductor, Passenger Car Products, Commercial Vehicle Products, Automotive Sensors, Relays, and Power Fuse, respectively. Relatively small changes in the Company’s key assumptions would not have resulted in any reporting units failing the goodwill impairment test. See Note 5, Goodwill and Other Intangible Assets, for additional information.

During the second quarter of 2020, the Company recorded a non-cash charge of $33.8 million to recognize the impairment of goodwill in the automotive sensors reporting unit within the Transportation segment. The goodwill impairment charge was due to reductions in the estimated fair value for the automotive sensors reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to the expectations of the 2019 annual goodwill impairment test. These lower future expectations were driven by projected extended declines in end market demand due to the COVID-19 pandemic. In addition, during the second quarter of 2020, certain customers notified the Company of their decision to delay future programs along with a customer canceling an existing program. As of January 1, 2022, the automotive sensors reporting unit had $9.2 million of remaining goodwill.

The Company also performs an interim review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit. As part of its interim reviews, management analyzes potential changes in the value of individual reporting units based on each reporting unit’s operating results for the period compared to expected results as of the prior year’s annual impairment test. In addition, management considers how other key assumptions, including discount rates and expected long-term growth rates, used in the last annual impairment test, could be impacted by changes in market conditions and economic events. Based on the interim assessments as of January 1, 2022, management concluded that no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

Revenue Disaggregation

The following table disaggregates the Company’s revenue by primary business units for the fiscal years ended January 1, 2022 and December 26, 2020:

	Fiscal Year Ended January 1, 2022
(in thousands)	Electronics Segment	Transportation Segment (1)	Industrial Segment	Total
Electronics – Semiconductor	$678,861	$—	$—	$678,861
Electronics – Passive Products and Sensors	621,883	—	—	621,883
Passenger Car Products	—	266,020	—	266,020
Commercial Vehicle Products	—	160,300	—	160,300
Automotive Sensors	—	101,738	—	101,738
Industrial Products	—	—	251,126	251,126
Total	$1,300,744	$528,058	$251,126	$2,079,928

	Fiscal Year Ended December 26, 2020
(in thousands)	Electronics Segment	Transportation Segment (1)	Industrial Segment	Total
Electronics – Semiconductor	$522,352	$—	$—	$522,352
Electronics – Passive Products and Sensors	415,410	—	—	415,410
Passenger Car Products	—	200,455	—	200,455
Commercial Vehicle Products	—	101,324	—	101,324
Automotive Sensors	—	93,985	—	93,985
Industrial Products	—	—	112,169	112,169
Total	$937,762	$395,764	$112,169	$1,445,695
(1) Formerly known as Automotive segment.

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

Revenue and Billing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of January 1, 2022 and December 26, 2020, the Company’s allowance for doubtful accounts was $1.9 million and $1.4 million, respectively. Additionally, the Company had $2.1 million and $1.0 million of trade receivables greater than 90 days past due as of January 1, 2022 and December 26, 2020, respectively.

Advertising Costs

The Company expenses advertising costs as incurred, which amounted to $2.1 million, $2.1 million, and $2.7 million in fiscal years 2021, 2020 and 2019, respectively, and are included as a component of selling, general, and administrative expenses.

Shipping and Handling Fees and Costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts billed to customers related to shipping and handling are classified as revenue. Costs incurred for shipping and handling of $15.4 million, $11.1 million, and $11.0 million in fiscal years 2021, 2020, and 2019, respectively, are classified in selling, general, and administrative expenses.

Foreign Currency Translation / Remeasurement

The Company’s foreign subsidiaries use the local currency or the U.S. dollar as their functional currency, as appropriate. Assets and liabilities are translated using exchange rates at the balance sheet date, and revenues and expenses are translated at weighted average rates. Adjustments from the translation process are recognized in Shareholders’ equity as a component of Accumulated other comprehensive income (loss). The amount of foreign currency gain or loss from remeasurement recognized in the Consolidated Statements of Net Income was a loss of $17.2 million in fiscal year 2021, a gain of $14.9 million in fiscal year 2020, and a loss of $5.2 million in fiscal year 2019.

Stock-Based Compensation

The Company recognizes compensation expense for the cost of awards of equity compensation using a fair value method. Benefits of tax deductions in excess of recognized compensation expense are reported as operating cash flows. See Note 12, Stock-Based Compensation, for additional information on stock-based compensation.

Coal Mining Liability

Included in other long-term liabilities is an accrual related to former coal mining operations at Littelfuse GmbH (formerly known as Heinrich Industries, AG) for the amounts of €1.9 million ($2.1 million) and €2.3 million ($2.9 million) at January 1, 2022 and December 26, 2020, respectively. Management, in conjunction with an independent third-party, performs an annual evaluation of the former coal mining operations in order to develop an estimate of the probable future obligations in regard to remediating the dangers (such as a shaft collapse) of abandoned coal mine shafts in the former coal mining operations. Management accrues for costs associated with such remediation efforts based on management's best estimate when such costs are probable and reasonably able to be estimated. The ultimate determination can only be done after respective investigations because the concrete conditions are mostly unknown at this time.

Other Expense (Income), Net

Other expense (income), net generally consists of interest income, royalties, change in fair value of available-for-sale securities, pension non-service costs and settlements and other non-operating expense (income).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2017 Tax Cuts and Jobs Act (the "Tax Act"), among other things, imposed a one-time tax (the “Toll Charge”) on accumulated earnings of certain non-U.S. subsidiaries and included base broadening provisions commonly referred to as the global intangible low-taxed income provisions ("GILTI").

The Company elected to pay the 2017 Littelfuse Toll Charge over the eight-year period prescribed by the Tax Act. The long-term portion of this Toll Charge which remains payable as of January 1, 2022, totaling $17.8 million, is recorded in Other long-term liabilities, and the anticipated 2022 annual installment payment of $3.0 million is included in Accrued income taxes, on the Consolidated Balance Sheet as of January 1, 2022.

In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended January 1, 2022, December 26, 2020 and December 28, 2019, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

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

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes" as part of its initiative to reduce complexity in the accounting standards. The guidance is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. The adoption of ASU 2019-12 did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Standards

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". The standard requires an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance is effective for fiscal years beginning after December 15, 2022 with early adoption permitted. The Company does not expect a material impact from the adoption of this guidance on the Company's Consolidated Financial Statements.

In November 2021, the FASB issued ASU No. 2021-10, " Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance". The standard, requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: 1) Information about the nature of the transactions and the related accounting policy used to account for the transactions; 2) The line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; 3) Significant terms and conditions of the transactions, including commitments and contingencies. The guidance is effective for fiscal years beginning after December 15, 2021 with early adoption permitted. The Company does not expect a material impact from the adoption of this guidance on the Company's Consolidated Financial Statements.

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

Carling Technologies

On November 30, 2021, the Company completed the previously announced acquisition of Carling Technologies, Inc. (“Carling”), pursuant to the Stock Purchase Agreement, dated as of October 19, 2021. Founded in 1920, Carling has a leading position in switching and circuit protection technologies with a strong global presence in commercial vehicle, marine and datacom/telecom infrastructure markets. At the time of acquisition, Carling had annualized sales of approximately $170 million. The business is headquartered in Plainville, Connecticut, with offices and facilities located around the world and is reported as part of the commercial vehicle business within our Transportation segment. The purchase price for Carling Technologies was approximately $315 million subject to change for a working capital adjustment.

The acquisition was funded with cash on hand. The total purchase consideration of $313.6 million, net of cash, has been allocated, on a preliminary basis, to assets acquired and liabilities assumed, as of the completion of the acquisition, based on preliminary estimated fair values. The purchase consideration is subject to change for the final working capital adjustments. The purchase price allocation is preliminary because the evaluations necessary to assess the fair values of the net assets acquired are still in process. The primary areas that are not yet finalized relate to the completion of the valuations of certain property, plant and equipment, intangible assets and acquired income tax assets and liabilities. As a result, these allocations are subject to change during the purchase price allocation period as the valuations are finalized.

The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the Carling acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$313,583
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables, net	25,503
Inventories	57,450
Other current assets	3,454
Property, plant, and equipment	64,301
Intangible assets	125,890
Goodwill	92,366
Other non-current assets	4,104
Current liabilities	(21,723)
Other non-current liabilities	(37,762)
$313,583

All Carling goodwill, other assets and liabilities were recorded in the Transportation segment and are primarily reflected in the Americas, Europe and Asia-Pacific geographic areas. The goodwill resulting from this acquisition consists largely of the Company’s expected future product sales and synergies from combining Carling’s products and technology with the Company’s existing commercial vehicle products portfolio. Goodwill resulting from the Carling acquisition is not expected to be deductible for tax purposes.

Included in the Company’s Consolidated Statements of Net Income for the fiscal year ended January 1, 2022 are net sales of $15.3 million, and a loss before income taxes of $1.2 million, since the November 30, 2021 acquisition of Carling.

As required by purchase accounting rules, the Company recorded a $6.4 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up is being amortized as a non-cash charge to cost of goods sold during the fourth quarter of 2021 and first quarter of 2022, as the acquired inventory is sold, and reflected as other non-segment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

costs. The Company recognized a non-cash charge of $1.6 million to cost of goods sold during the fiscal year ended January 1, 2022.

For the fiscal year ended January 1, 2022, the Company incurred approximately $4.5 million of legal and professional fees related to the Carling acquisition recognized as Selling, general, and administrative expenses. These costs were reflected as other non-segment costs.

Hartland Controls

On January 28, 2021, the Company acquired Hartland Controls ("Hartland"), a manufacturer and leading supplier of electrical components used primarily in heating, ventilation, air conditioning ("HVAC") and other industrial and control systems applications. At the time of acquisition, Hartland had annualized sales of approximately $70 million. The purchase price for Hartland was $111.0 million and the operations of Hartland are included in the Industrial segment.

The total purchase consideration of $108.5 million, net of cash, cash equivalents, and restricted cash has been allocated to assets acquired and liabilities assumed, as of the completion of the acquisition, based on estimated fair values. As of January 1, 2022, the Company had restricted cash of $1.7 million in an escrow account for general indemnification purposes.

The following table summarizes the final purchase price allocation of the fair value of assets acquired and liabilities assumed in the Hartland acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired, and restricted cash	$108,516
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables, net	12,915
Inventories	35,808
Other current assets	2,224
Property, plant, and equipment	6,296
Intangible assets	39,660
Goodwill	38,502
Other non-current assets	3,782
Current liabilities	(24,861)
Other non-current liabilities	(5,810)
$108,516

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

Included in the Company’s Consolidated Statements of Net Income for the fiscal year ended January 1, 2022 are net sales of $100.5 million and a loss before income taxes of $2.8 million since the January 28, 2021 acquisition of Hartland.

The Company recorded a $6.8 million step-up of inventory to its fair value as of the acquisition date based on the valuation. The step-up was fully amortized as a non-cash charge to cost of goods sold during the first and second quarters of 2021, as the acquired inventory was sold, and is reflected as other non-segment costs. For the fiscal year ended January 1, 2022, the Company recognized a charge of $6.8 million for the amortization of this fair value inventory step-up.

For the fiscal year ended January 1, 2022, the Company incurred approximately $0.8 million of legal and professional fees related to the Hartland acquisition recognized as Selling, general, and administrative expenses. These costs were reflected as other non-segment costs.

Pro Forma Results

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company, Hartland and Carling as though the acquisition had occurred as of December 29, 2019. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the Hartland and Carling acquisitions occurred as of December 29, 2019 or of future consolidated operating results.

	For the Fiscal Year Ended
(in thousands, except per share amounts)	January 1, 2022	December 26, 2020
Net sales	$2,257,390	$1,662,896
Income before income taxes	357,090	141,491
Net income	296,030	115,078
Net income per share — basic	12.03	4.72
Net income per share — diluted	11.87	4.68

Pro forma results presented above primarily reflect the following adjustments:

	For the Fiscal Year Ended
(in thousands)	January 1, 2022	December 26, 2020
Amortization(a)	$(8,770)	$(12,669)
Depreciation	(64)	253
Transaction costs(b)	5,381	(5,381)
Amortization of inventory step-up(c)	8,398	(13,156)
Income tax (expense) benefit of above items	(1,021)	6,706
(a)The amortization adjustment for the twelve months ended January 1, 2022 and December 26, 2020 primarily reflects incremental amortization resulting from the measurement of intangibles at their fair values.
(b)The transaction cost adjustments reflect the reversal of certain legal and professional fees from the twelve months ended January 1, 2022 and recognition of those fees during the twelve months ended December 26, 2020.
(c)The amortization of inventory step-up adjustment reflects the reversal of the amount recognized during the twelve months ended January 1, 2022 and the recognition of the amortization during the twelve months ended December 26, 2020. The inventory step-up is amortized over four months for both acquisitions.

For the fiscal year ended January 1, 2022 and December 26, 2020, the Company recorded $6.2 million and $0.8 million of acquisition-related expenses associated with completed and contemplated acquisitions within Selling, general and administrative expenses in the Consolidated Statements of Net Income.

3. Inventories

The components of inventories at January 1, 2022 and December 26, 2020 are as follows:

(in thousands)	2021	2020
Raw materials	$168,409	$85,394
Work in process	117,506	92,783
Finished goods	195,656	114,641
Inventory reserves	(35,900)	(34,816)
Total	$445,671	$258,002

4. Property, Plant, and Equipment

The components of net property, plant, and equipment at January 1, 2022 and December 26, 2020 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	2021	2020
Land	$23,470	$22,851
Building	151,297	123,497
Equipment	779,559	678,220
Accumulated depreciation and amortization	(516,437)	(480,390)
Total	$437,889	$344,178

The Company recorded depreciation expense of $55.9 million, $56.1 million, and $52.5 million for the fiscal years ended January 1, 2022, December 26, 2020, and December 28, 2019, respectively.

5. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by segment are as follows:

(in thousands)	Electronics	Transportation	Industrial	Total
Gross goodwill as of December 28, 2019	$650,796	$131,321	$47,266	$829,383
Accumulated impairment losses as of December 28, 2019	—	—	(8,794)	(8,794)
Net goodwill as of December 28, 2019	$650,796	$131,321	$38,472	$820,589
Changes during 2020:
Impairments		(33,841)		(33,841)
Foreign currency translation adjustments	25,529	4,451	84	30,064
Gross goodwill as of December 26, 2020	676,325	138,354	47,551	862,230
Accumulated impairment losses as of December 26, 2020	—	(36,423)	(8,995)	(45,418)
Net goodwill as of December 26, 2020	$676,325	$101,931	$38,556	$816,812
Changes during 2021:
Additions (a)	—	96,307	38,502	134,809
Foreign currency translation adjustments	(16,080)	(6,106)	179	(22,007)
Gross goodwill as of January 1, 2022	660,245	228,555	86,232	975,032
Accumulated impairment losses as of January 1, 2022	—	(36,177)	(9,065)	(45,242)
Net goodwill as of January 1, 2022	$660,245	$192,378	$77,167	$929,790
(a) The additions primarily resulted from the acquisitions of Carling and Hartland.

The Company tests its goodwill annually for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the second quarter of 2020, the Company recorded a non-cash charge of $33.8 million to recognize the impairment of goodwill in the automotive sensors reporting unit within the Transportation segment. The goodwill impairment charge was due to reductions in the estimated fair value for the automotive sensors reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to the expectations of the 2019 annual goodwill impairment test. These lower future expectations were driven by projected extended declines in end market demand due to the COVID-19 pandemic. In addition, during the second quarter of 2020, certain customers notified the Company of their decision to delay future programs along with a customer canceling their existing program. The goodwill impairment charge was determined using Level 3 inputs, including discounted cash flow analysis and comparable marketplace fair value data. As of January 1, 2022, the automotive sensors reporting unit had $9.2 million of remaining goodwill.

The components of intangible assets at January 1, 2022 and December 26, 2020 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of January 1, 2022
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$19,542	$1,906	$17,636
Patents, licenses and software	164,556	101,307	63,249
Distribution network	43,361	40,591	2,770
Customer relationships, trademarks, and tradenames	487,710	164,239	323,471
Total	$715,169	$308,043	$407,126

	As of December 26, 2020
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$10,280	$2,007	$8,273
Patents, licenses and software	137,210	92,868	44,342
Distribution network	43,910	38,980	4,930
Customer relationships, trademarks, and tradenames	372,064	137,722	234,342
Total	$563,464	$271,577	$291,887

During the year ended January 1, 2022, the Company recorded additions to other intangible assets of $165.6 million, for acquisitions during 2021, the components of which were as follows:

	2021
(in thousands, except weighted average useful life)	Weighted Average Useful Life (Years)	Amount
Land use rights	50	$9,590
Patents, developed technology	9.8	$31,659
Customer relationships, trademarks, and tradenames	13.0	124,301
Total		$165,550

For intangible assets with definite lives, the Company recorded amortization expense of $42.7 million, $40.0 million, and $40.0 million in 2021, 2020, and 2019, respectively.

Estimated annual amortization expense related to intangible assets with definite lives at January 1, 2022 is as follows:

(in thousands)	Amount
2022	$50,035
2023	45,569
2024	42,151
2025	41,776
2026	33,245
2027 and thereafter	194,350
Total	$407,126

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Accrued Liabilities

The components of accrued liabilities at January 1, 2022 and December 26, 2020 are as follows:

(in thousands)	2021	2020
Employee-related liabilities	$92,018	$50,689
Operating lease liability	9,018	6,811
Interest	4,402	4,517
Professional services	4,299	3,321
Other non-income taxes	4,280	2,126
Restructuring liability	2,944	4,195
Current benefit liability	1,248	2,751
Deferred revenue	1,105	2,959
Other customer reserves	702	3,858
Other	39,673	29,251
Total	$159,689	$110,478

Employee-related liabilities consist primarily of payroll, sales commission, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other client-related liabilities.

7. Lease Commitments

Under ASC 842, a contract contains a lease if there is an identified asset and the Company has the right to control the asset. The Company determines whether a contract contains a lease at contract inception. The Company leases office and production space under various non-cancellable operating leases that expire no later than 2031. Certain real estate leases include one or more options to renew. The exercise of lease renewal options is at the Company's sole discretion. Options to extend the lease are included in the lease term when it is reasonably certain the Company will exercise the option. The Company also has production equipment, office equipment and vehicles under operating leases. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain of exercise. Certain leases include rental payments adjusted periodically for inflation. The lease agreements do not contain any material residual value guarantee or material restrictive covenants. The Company has elected to use the available practical expedient to account for the lease and non-lease components of its leases as a single component. As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

The Company does not have a published credit rating because it has no publicly traded debt; therefore, the Company is generating its incremental borrowing rate ('IBR"), using a synthetic credit rating model that compares its credit quality to other rated companies based on certain financial metrics and ratios. The reference rate will be based on the yield curve of companies with similar credit quality based on the metrics and adjusted for currency in regions where we have significant operations.

All leases with an initial term of 12 months or less that do not include an option to extend or purchase the underlying asset that the Company is reasonably certain to exercise (“short-term leases”) are not recorded on the Consolidated Balance Sheets. Short-term lease expenses are recognized on a straight-line basis over the lease term.

The following table presents the classification of ROU assets and lease liabilities as of January 1, 2022 and December 26, 2020:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases (in thousands)	Consolidated Balance Sheet Classification	January 1, 2022	December 26, 2020
Assets
Operating ROU assets	Right of use assets, net	$29,616	$17,615
Liabilities
Current operating lease liabilities	Accrued liabilities	$9,018	$6,811
Non-current operating lease liabilities	Non-current operating lease liabilities	22,305	12,950
Total lease liabilities		$31,323	$19,761

The following table represents the lease costs for 2021 and 2020:

Leases (in thousands)	Consolidated Statements of Net Income Classification	Fiscal Year Ended January 1, 2022	Fiscal Year Ended December 26, 2020
Short-term lease expenses	Cost of sales, SG&A expenses	$345	$512
Variable lease expenses	Cost of sales, SG&A expenses	1,165	1,307
Operating lease rent expenses	Cost of sales, SG&A expenses	9,929	8,591
Total operating lease costs	Cost of sales, SG&A expenses	$11,439	$10,410

The Company leases certain office and warehouse space as well as certain machinery and equipment under non-cancellable operating leases. Rent expense under these leases was $11.4 million, $10.4 million, and $10.1 million in 2021, 2020, and 2019, respectively.

Maturity of Lease Liabilities as of January 1, 2022 (in thousands)	Operating leases
2022	$10,080
2023	7,840
2024	7,323
2025	3,135
2026	1,322
2027 and thereafter	4,607
Total lease payments	$34,307

Present value of lease liabilities	$31,323

Operating Lease Term and Discount Rate	Fiscal Year Ended January 1, 2022	Fiscal Year Ended December 26, 2020
Weighted-average remaining lease term (years)	4.79	3.41
Weighted-average discount rate	4.27%	5.06%

Cash Flow Information related to Leases (in thousands)	Fiscal Year Ended January 1, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow payments for operating leases	$(10,150)
Leased assets obtained in exchange for operating lease liabilities	20,217
Other Information (in thousands)
Net gain from sale and leaseback transaction	(4,058)

8. Restructuring, Impairment and Other Charges

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded restructuring, impairment and other charges for fiscal years 2021, 2020, and 2019 as follows:

	Fiscal Year Ended January 1, 2022
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$1,124	$404	$347	$1,875
Other restructuring charges	—	283	—	283
Total restructuring charges	1,124	687	347	2,158
Total	$1,124	$687	$347	$2,158

	Fiscal Year Ended December 26, 2020
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$2,540	$682	$2,231	$5,453
Other restructuring charges	—	175	10	185
Total restructuring charges	2,540	857	2,241	5,638
Impairment	—	33,841	2,237	36,078
Total	$2,540	$34,698	$4,478	$41,716

	Fiscal Year Ended December 28, 2019
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$5,313	$4,251	$795	$10,359
Other restructuring charges	188	1,714	450	2,352
Total restructuring charges	5,501	5,965	1,245	12,711
Impairment	—	322	—	322
Total	$5,501	$6,287	$1,245	$13,033

2021
For the year ended January 1, 2022, the Company recorded total restructuring charges of $2.2 million, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions within the Electronics and Transportation segments.

2020
For the year ended December 26, 2020, the Company recorded total restructuring charges of $5.6 million, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions across all segments and the previously announced consolidation of a manufacturing facility within the Industrial segment. The Company also recognized $36.1 million of impairment charges, which included a $33.8 million goodwill impairment charge associated with the automotive sensors reporting unit within the Transportation segment in the second quarter of 2020 and a $2.2 million impairment charge related to the land and building associated with the Company’s previously announced consolidation of a manufacturing facility within the Industrial segment in the first quarter of 2020. See Note 5, Goodwill and Other Intangible Assets for further discussion regarding the goodwill impairment charge.

2019
For the year ended December 28, 2019, the Company recorded total restructuring charges of $12.7 million for employee termination costs and other restructuring charges. These charges primarily related to the reorganization of operations and selling, general and administrative functions as well as the integration of IXYS within the Electronics segment and the reorganization of operations in the automotive sensors and commercial vehicle products businesses within the Transportation segment.

In April 2019, we announced the closure of a European manufacturing facility in the automotive sensors business within the Transportation segment. The Company recorded $1.7 million of employee termination costs and $1.4 million of other restructuring and impairment charges associated with this plant closure.

The restructuring reserves as of January 1, 2022 and December 26, 2020 are $2.9 million and $4.2 million, respectively. The restructuring reserves are included within accrued liabilities. Payments associated with employee terminations reflected in the above table were substantially completed by January 1, 2022. The Company anticipates that the remaining payments associated with employee terminations will be completed in fiscal 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Debt

The carrying amounts of debt at January 1, 2022 and December 26, 2020 are as follows:

(in thousands)	2021	2020
Revolving Credit Facility	$100,000	$130,000
Euro Senior Notes, Series A due 2023	132,444	142,679
Euro Senior Notes, Series B due 2028	107,540	115,850
U.S. Senior Notes, Series A due 2022	25,000	25,000
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	50,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
Other	—	2,619
Unamortized debt issuance costs	(3,087)	(4,114)
Total debt	636,897	687,034
Less: Current maturities	(25,000)	—
Total long-term debt	$611,897	$687,034

Interest paid on all Company debt was approximately $17.4 million, $20.1 million, and $21.2 million in fiscal year 2021, 2020, and 2019, respectively.

Revolving Credit Facility

On March 25, 2020, the company borrowed $100.0 million from its existing revolving credit facility to preserve financial flexibility and enhance liquidity, given the increasing levels of uncertainty related to COVID-19. The Company paid $5.0 million of principal payments on the term loan before the Company amended the credit agreement on April 3, 2020 as discussed below.

On April 3, 2020, the Company amended its existing credit agreement to effect certain changes, including, among others: (i) eliminating the $200.0 million unsecured term loan credit facility, the remaining outstanding balance ($140.0 million) of which was repaid in full on April 3, 2020 through the revolving credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company; (iii) modifying performance-based interest rate margins and undrawn fees; and (iv) extending the maturity date to April 3, 2025. The amended credit agreement also allows the Company to increase the size of the revolving credit facility or enter into one or more tranches of term loans if there is no event of default and the Company is in compliance with certain financial covenants. The Company made payments of $30.0 million on the amended revolving credit facility during the fiscal year ended January 1, 2022. The balance under the facility was $100.0 million as of January 1, 2022.

Outstanding borrowings under the amended credit agreement bear interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six-month periods, plus 1.25% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.25% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the credit agreement ranging from 0.125% to 0.20%, based on the Consolidated Leverage Ratio, as defined in the agreement. The credit agreement includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 1.35% at January 1, 2022.

As of January 1, 2022, the Company had no outstanding in letters of credit and had available $600.0 million of borrowing capacity under the revolving credit facility. At January 1, 2022, the Company was in compliance with all covenants under the credit agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At January 1, 2022, the Company was in compliance with all covenants under the Senior Notes.

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

Debt Maturities

Scheduled maturities of the Company’s long-term debt for each of the five years succeeding January 1, 2022 and thereafter are summarized as follows:

(in thousands)	Scheduled Maturities
2022	$25,000
2023	132,444
2024	—
2025	150,000
2026	—
2027 and thereafter	332,540
$639,984

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

Other Investments

The Company has certain convertible debt and convertible preferred stock investments that are accounted for under the cost method reflected in Investments and Other assets in the Consolidated Balance Sheets. During the fiscal year ended January 1, 2022, the Company impaired the remaining book value of these investments and recorded an impairment charge of $0.5 million, and during the fiscal year ended December 26, 2020, the Company recorded $0.1 million in Other expense (income), net in the Consolidated Statements of Net Income. As o fJanuary 1, 2022 and December 26, 2020, the balances of these investments were zero and $0.5 million, respectively. The fair value of these investments are measured on a nonrecurring basis using Level 3 inputs under the fair value hierarchy. The Company's accounting and finance management determines the valuation policies and procedures for Level 3 fair value measurements and is responsible for the development and determination of unobservable inputs.

Defined Benefit Plan Assets / Non-qualified Supplemental Retirement and Savings Plan Investments

See Note 11, Benefit Plans, for description of valuation methodologies and investment balances for defined benefit plan assets and investments related to the Company’s Non-Qualified Supplemental Retirement and Savings Plan.

Foreign currency exchange forward contract

There were no changes during 2021 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. On October 30, 2019, the Company entered a foreign currency exchange forward contract to mitigate the currency fluctuation risk between the Chinese renminbi and U.S dollar. The foreign currency contract was not designated as a hedge instrument and was marked to market on a monthly basis. The notional value of the forward contracts at December 28, 2019 was $16.0 million and expired on May 5, 2020. On March 23, 2020, the Company unwound the foreign currency exchange forward contract entered on October 30, 2019 and recognized a gain of $0.2 million within Other expense (income), net during the fiscal year 2020. The fair value of the foreign currency forward contract was valued using market exchange rates and classified as a Level 2 input under the fair value hierarchy. As of January 1, 2022 and December 26, 2020, the Company held no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets measured at fair value by classification within the fair value hierarchy as of January 1, 2022:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents	$12,475	$—	$—	$12,475
Investments in equity securities	26,070	—	—	26,070
Mutual funds	15,021	—	—	15,021
Total:	$53,566	$—	$—	$53,566

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 26, 2020:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents	$73,461	$—	$—	$73,461
Investments in equity securities	19,186	—	—	19,186
Mutual funds	13,249	—	—	13,249
Total:	$105,896	$—	$—	$105,896

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, trade receivables and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and trade receivables approximate their fair values. The Company’s revolving and term loan debt facilities’ fair values approximate book value at January 1, 2022 and December 26, 2020, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of January 1, 2022 and December 26, 2020 were as follows:

	January 1, 2022		December 26, 2020
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series A due 2023	$132,444	$134,119	$142,679	$144,323
Euro Senior Notes, Series B due 2028	107,540	110,837	115,850	123,588
USD Senior Notes, Series A due 2022	25,000	25,055	25,000	25,437
USD Senior Notes, Series B due 2027	100,000	104,828	100,000	109,552
USD Senior Notes, Series A due 2025	50,000	51,720	50,000	53,474
USD Senior Notes, Series B due 2030	125,000	131,837	125,000	138,036

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value as of the measurement date, net book value as of the end of the year and related 2020 goodwill impairment for assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the years ended December 26, 2020 were as follows:

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

On April 7, 2020, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company is required to directly pay and administer pension payments to certain of the Company’s U.K. pension plan participants, or their designated beneficiaries. Due to the signing of the group annuity contract being a significant change in one of the U.K. pension plans, the liabilities of the plan were remeasured as of April 6, 2020 resulting in an increase of $13.4 million (£10.9 million) to both the net pension liability to bring the pension benefit obligation to the purchase price of the group annuity contract, and unamortized actuarial loss within other comprehensive income (loss) during the second quarter of 2020. Additionally, the Company made a cash contribution of $10.4 million (£8.4 million) under this agreement during the second quarter of 2020. The Company completed the buy-out of this U.K. pension plan during the fourth quarter of 2021 and as a result recorded a non-cash pension settlement charge of $19.9 million (£14.9 million), inclusive of the accelerated recognition of prior service cost of $0.5 million (£0.4 million). The purchase of this group annuity contract reduced the Company’s outstanding pension benefit obligation by $47.1 million, representing 35% of the total obligations of the Company’s qualified pension plans.

Benefit plan related information is as follows for the years 2021 and 2020:

(in thousands)	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$148,992	$116,921
Service cost	2,785	2,462
Interest cost	1,761	2,173
Net actuarial (gain) loss	(11,016)	25,306
Benefits paid from the plan assets	(3,121)	(2,808)
Benefits paid directly by the Company	(2,692)	(2,302)
(Settlements) and Curtailments	(48,927)	102
Acquisitions	1,797	—
Effect of exchange rate movements	(3,218)	7,462
Plan amendment and other	209	(324)
Benefit obligation at end of year	$86,570	$148,992

Change in plan assets at fair value:
Fair value of plan assets at beginning of year	$100,478	$78,502
Actual (loss) return on plan assets	(2,824)	7,053
Employer contributions	2,150	12,918
Benefits paid from the plan assets	(3,121)	(2,808)
Settlements	(47,111)	—
Effect of exchange rate movements	(1,247)	4,813
Fair value of plan assets at end of year	48,325	100,478
Net amount unfunded status	$(38,245)	$(48,514)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the Consolidated Balance Sheets as of January 1, 2022 and December 26, 2020 consist of the following:

(in thousands)	2021	2020
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$40	$39
Current benefit liability	(1,248)	(2,751)
Noncurrent benefit liability	(37,037)	(45,802)
Net liability recognized	$(38,245)	$(48,514)

The amounts included in accumulated other comprehensive loss in the Consolidated Balance Sheets, excluding tax effects, that have not yet been recognized as components of net periodic benefit costs as of January 1, 2022 and December 26, 2020 were as following:

(in thousands)	2021	2020
Net actuarial loss	$9,221	$37,285
Prior service cost	3,340	3,937
Total	$12,561	$41,222

The pre-tax amounts recognized in other comprehensive income (loss) in 2021 were as follows:

(in thousands)	2021
Amortization of:
Prior service cost	$179
Net actuarial loss	1,136
Amount arising during the period:
Prior service cost	(209)
Net actuarial loss	6,734
Net settlement loss and accelerated prior service costs	19,855
Foreign currency adjustments	966
Total	$28,661

In the fourth quarter of 2021, the Company recorded a non-cash pension settlement charge of $19.9 million (£14.9 million), inclusive of the accelerated recognition of prior service cost of $0.5 million (£0.4 million). In addition, the net actuarial loss and change in benefit obligation arising during 2021 as compared to 2020 were also impacted by higher discount rates in 2021 as compared to 2020.

The components of net periodic benefits costs for the fiscal years 2021, 2020, and 2019 are as follows:

(in thousands)	2021	2020	2019
Components of net periodic benefit cost:
Service cost	$2,785	$2,462	$2,040
Interest cost	1,761	2,173	3,169
Expected return on plan assets	(1,458)	(1,972)	(3,187)
Amortization of prior service and net actuarial loss	1,315	963	243
Net periodic benefit cost	4,403	3,626	2,265
Net settlement loss	19,855	236	260
Total expense for the year	$24,258	$3,862	$2,525

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted average assumptions used to determine net periodic benefit cost for the fiscal years 2021, 2020, and 2019 are as follows:

	2021	2020	2019
Discount rate	1.2%	2.3%	3.1%
Expected return on plan assets	1.4%	3.7%	4.5%
Compensation increase rate	4.9%	4.7%	4.6%

The accumulated benefit obligation for the plans was $75.7 million and $137.7 million as of January 1, 2022 and December 26, 2020, respectively.

The following table provides a summary of under-funded or unfunded pension benefit plans with projected benefit obligations in excess of plan assets as of January 1, 2022 and December 26, 2020:

(in thousands)	2021	2020
Projected benefit obligation	$86,228	$148,992
Fair value of plan assets	47,942	100,439

The following table provides a summary of under-funded or unfunded pension benefit plans with accumulated benefit obligations in excess of plan assets as of January 1, 2022 and December 26, 2020:

(in thousands)	2021	2020
Accumulated benefit obligation	$68,643	$130,453
Fair value of plan assets	39,060	92,248

Weighted average assumptions used to determine benefit obligations as of January 1, 2022, December 26, 2020 and December 28, 2019 are as follows:

	2021	2020	2019
Discount rate	3.1%	1.2%	2.3%
Compensation increase rate	4.8%	4.9%	4.7%

Expected benefit payments to be paid to participants for the fiscal year ending are as follows:

(in thousands)	Expected Benefit Payments
2022	$3,514
2023	3,652
2024	3,561
2025	4,068
2026	4,320
2027-2031 and thereafter	26,449

The Company expects to make approximately $2.6 million of contributions to the plans and pay $1.8 million of benefits directly in 2022.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. For the fiscal year ended January 1, 2022, December 26, 2020, and December 28, 2019, the Company recorded $2.1 million, $2.0 million, $1.4 million expense, respectively, in Cost of Sales and Other expense (income), net within the Consolidated Statements of Net Income. As of January 1, 2022 and December 26, 2020, the Company reported benefit liabilities of $4.1 million and $3.5 million for these plans, of which $1.5 million and $1.2 million was recorded in Accrued liabilities and $2.6 million and $2.3 million was recorded in Other long-term liabilities on the Consolidated Balance Sheets, respectively. For the fiscal year ended January 1, 2022 and December 26, 2020, the pre-tax amounts recognized in other comprehensive income (loss) for these plans

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were $0.3 million and $0.1 million, respectively. For the fiscal year ended January 1, 2022 and December 26, 2020, the amount reclassified from accumulated other comprehensive income (loss) were $0.7 million and $0.7 million, respectively.

Defined Benefit Plan Assets

Based upon analysis of the target asset allocation and historical returns by type of investment, the Company has assumed that the expected long-term rate of return will be 1.4% on plan assets. Assets are invested to maximize long-term return taking into consideration timing of settlement of the retirement liabilities and liquidity needs for benefits payments. Pension plan assets were invested as follows, and were not materially different from the target asset allocation:

	Asset Allocation
	2021	2020
Cash and cash equivalents, and other	15%	7%
Equity securities	19%	9%
Fixed income securities	66%	31%
Bulk annuity contract	—%	53%
	100%	100%

The Company segregated its plan assets by the following major categories and level for determining their fair value as of January 1, 2022 and December 26, 2020. All plan assets that are valued using the net asset value per share (“NAV”) practical expedient have not been included within the fair value hierarchy but are separately disclosed.

Cash and cash equivalents – Carrying value approximates fair value. As such, these assets were classified as Level 1. The Company also invests in certain short-term investments which are valued using the amortized cost method. Lastly, the Company has certain pooled pension funds that have short-term investments with third party mutual funds that are valued at unit value per share at measurement date. As such, these assets were classified as Level 2.

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

Insurance Contracts and other – This category includes pooled pension funds which have mutual funds with underlying investments in other assets and liabilities including alternatives priced based on a valuation model and are not exchange-traded. These were classified as Level 2. This category includes also insurance contracts that are valued by the re-insurer with the valuation inputs being not highly observable or traded on an open market. Accordingly, insurance contracts were categorized as Level 3. Lastly, this category includes other assets and liabilities including futures or swaps.

Bulk Annuity Contract – Bulk annuity contract includes a U.K insurance policy issued by an authorized U.K. life insurer. This bulk annuity contract is valued by the re-insurer with the valuation inputs being not highly observable or traded on an open market. Accordingly, this contract was categorized as Level 3. The Company has no bulk annuity contract pension assets as of January 1, 2022.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date, as there are no significant restrictions on redemption of these investments or other reasons to indicate that the investment would be redeemed at an amount different than the NAV.

The following table presents the Company’s pension plan assets measured at fair value by classification within the fair value hierarchy as of January 1, 2022:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	NAV	Total
Insurance contracts and other	$—	$1,917	$343	$—	$2,260
Cash and cash equivalents	384	4,632	—	—	5,016
Equities	2,559	6,604	—	—	9,163
Fixed income	5,999	20,280	—	5,607	31,886
Total pension plan assets	$8,942	$33,433	$343	$5,607	$48,325

The following table presents the Company’s pension plan assets measured at fair value by classification within the fair value hierarchy as of December 26, 2020:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	NAV	Total
Insurance contracts and other	$—	$1,880	$685	$—	$2,565
Cash and cash equivalents	654	3,868	—	—	4,522
Equities	1,719	6,904	—	—	8,623
Fixed income	6,164	19,433	—	6,078	31,675
Bulk annuity contract			53,093		53,093
Total pension plan assets	$8,537	$32,085	$53,778	$6,078	$100,478

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2021 due to the following:

(in thousands)	Level 3
Balance at December 26, 2020	$53,778
Level 3 assets transferred in from Level 1 and 2 assets valued at NAV:
Settlements	(47,111)
Actual loss on plan assets	(4,943)
Benefits paid from the plan assets	(1,238)
Foreign currency adjustments	(143)
Balance at January 1, 2022	$343

Defined Contribution Plan

The Company also maintains a 401(k) savings plan covering substantially all U.S. employees. The Company matches 100% of the employee’s annual contributions for the first 4% of the employee’s eligible compensation. The Company may provide an additional discretionary match to participants and made discretionary matches of 2% of the employee’s eligible compensation for each of the fiscal year ended January 1, 2022, December 26, 2020 and December 28, 2019. Employees are immediately vested in their contributions plus actual earnings thereon, as well as the Company contributions. Company matching contributions amounted to $5.0 million, $4.6 million, and $5.6 million in 2021, 2020, and 2019, respectively.

Non-qualified Supplemental Retirement and Savings Plan

The Company has a non-qualified Supplemental Retirement and Savings Plan which provides additional retirement benefits for certain management employees and named executive officers by allowing participants to defer a portion of their annual compensation. The Company maintains accounts for participants through which participants make investment elections. The investments are subject to the claims of the Company’s creditors and the Company is responsible for the payment of all benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under the plan from its general assets. As of January 1, 2022, there was $15.0 million of marketable securities related to the plan included in Other assets and $15.0 million of accrued compensation benefits included in Other long-term liabilities. The marketable securities are classified as Level 1 under the fair value hierarchy as they are maintained in mutual funds with readily determinable fair value. The Company made matching contributions to the plan of $0.2 million, $0.5 million, and $0.4 million in 2021, 2020, and 2019, respectively.

12. Stock-Based Compensation

Equity Plans: The Company has equity-based compensation plans authorizing the granting of stock options, restricted shares, restricted share units, and other stock rights to employees and directors. As of January 1, 2022, there were 0.8 million shares available for issuance of future awards under the Company’s equity-based compensation plans.

Stock options generally vest over a three-year period and are exercisable over either a seven or ten-year period commencing from the date of the grant. Restricted shares and share units granted by the Company generally vest over three years. Stock options and restricted share units may have accelerated vesting upon meeting certain qualified conditions.

The following table provides a reconciliation of outstanding stock options for the fiscal year ended January 1, 2022.

	Shares Under Option	Weighted Average Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (000’s)
Outstanding December 26, 2020	666,949	$148.01
Granted	57,928	267.66
Exercised	(151,015)	126.61
Forfeited	(10,636)	151.93
Outstanding January 1, 2022	563,226	165.98	4.7	$83,749
Exercisable January 1, 2022	240,030	148.66	3.7	39,850

The following table provides a reconciliation of non-vested restricted share and share unit awards ("RSU") for the fiscal year ended January 1, 2022.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested December 26, 2020	172,002	$152.25
Granted	63,237	264.69
Vested	(72,904)	162.59
Forfeited	(5,676)	162.85
Nonvested January 1, 2022	156,659	192.44

The total intrinsic value of options exercised during 2021, 2020, and 2019 was $23.8 million, $20.6 million, and $12.5 million, respectively. The total fair value of the vested RSU shares was $18.9 million, $9.5 million, and $15.5 million for 2021, 2020, and 2019, respectively. The total amount of share-based liabilities paid was $1.3 million, $0.5 million and $0.9 million for 2021, 2020, and 2019, respectively.

The Company recognizes compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the awards. At January 1, 2022, the unrecognized compensation cost for options and restricted shares was $21.9 million before tax, and will be recognized over a weighted average period of 1.8 years. Compensation cost included as a component of cost of sales, research and development and selling, general, and administrative expenses for all equity compensation plans discussed above was $21.4 million, $19.1 million, and $19.9 million for 2021, 2020, and 2019, respectively. The total related income tax benefit recognized in the Consolidated Statements of Net Income was $3.3 million, $3.1 million and $3.3 million for 2021, 2020, and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the Black-Scholes option valuation model to determine the fair value of stock option awards granted. The weighted average fair value of and related assumptions for options granted are as follows:

	2021	2020	2019
Weighted average fair value of options granted	$74.04	$38.09	$47.63
Assumptions:
Risk-free interest rate	0.66%	0.30%	2.33%
Expected dividend yield	0.72%	1.27%	0.86%
Expected stock price volatility	35.0%	33.0%	27.0%
Expected life of options (years)	4.4	4.7	4.4

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

Share Repurchase Program

On April 26, 2019, the Company's Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2019 to April 30, 2020 ("2019 program"). On April 29, 2020, the Company announced that the Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2020 to April 30, 2021 (the "2020 program") to replace its previous expired 2019 program. On April 28, 2021, the Company announced that the Board of Directors authorized a new three-year program to repurchase up to $300 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program. There are $300 million in the aggregate of shares available for purchase under the new program as of January 1, 2022.

During the fiscal year 2021, the Company did not repurchase any shares of its common stock. During the fiscal year 2020 and 2019, the Company repurchased 175,110 and 579,916 shares of its common stock totaling $22.9 million and $95.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Other Comprehensive Income (Loss)

Changes in other comprehensive income (loss) by component for fiscal years 2021, 2020, and 2019 were as follows:

	Fiscal Year Ended
	January 1, 2022			December 26, 2020			December 28, 2019
(in thousands)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Defined benefit pension plan and other adjustments	$27,481	$(5,268)	$22,213	$(19,513)	$3,418	$(16,095)	$(9,149)	$1,062	$(8,087)
Foreign currency translation adjustments (1)	(6,967)	2,448	(4,519)	34,707	(2,946)	31,761	(1,476)	664	(812)
Total change in other comprehensive income (loss)	$20,514	$(2,820)	$17,694	$15,194	$472	$15,666	$(10,625)	$1,726	$(8,899)

(1) The tax shown above within the foreign currency translation adjustments is the U.S. tax associated with the foreign currency translation adjustments of earnings of non-U.S. subsidiaries which have been previously taxed in the U.S. and are not permanently reinvested.

Accumulated Other Comprehensive Income (Loss) (“AOCI”): The following table sets forth the changes in the components of AOCI by component for fiscal years 2021, 2020, and 2019:

(in thousands)	Pension and postretirement liability and reclassification adjustments	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Balance at December 29, 2018	$(9,959)	$(87,965)	$(97,924)
2019 activity	(8,087)	(812)	(8,899)
Balance at December 28, 2019	(18,046)	(88,777)	(106,823)
2020 activity	(16,095)	31,761	15,666
Balance at December 26, 2020	(34,141)	(57,016)	(91,157)
2021 activity	22,213	(4,519)	17,694
Balance at January 1, 2022	(11,928)	(61,535)	(73,463)

Due to the signing of the group annuity contract being a significant change in the U.K. pension plan, the liabilities of the plan were remeasured as of April 6, 2020 resulting in an increase of $13.4 million to unamortized actuarial loss within other comprehensive income (loss). In the fourth quarter of 2021, the Company recorded a non-cash pension settlement charge of $19.9 million (£14.9 million), inclusive of the accelerated recognition of prior service cost of $0.5 million (£0.4 million). See Note 11, Benefits Plans for further discussion.

Amounts reclassified from accumulated other comprehensive income (loss) to earnings for fiscal years 2021, 2020, and 2019 were as follows:

	Fiscal Year Ended
(in thousands)	January 1, 2022	December 26, 2020	December 28, 2019
Pension and postemployment and other plans:
Amortization of prior service, net actuarial loss, and other	$2,006	$1,694	$372
Net settlement loss and accelerated prior service costs	19,855	236	260
Total	$21,861	$1,930	$632

The Company recognizes the amortization of prior service costs and net settlement loss in other expense (income), net within the Consolidated Statements of Net Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes

The 2017 Tax Cuts and Jobs Act (the "Tax Act"), among other things, imposed a one-time tax (the “Toll Charge”) on accumulated earnings of certain non-U.S. subsidiaries and included base broadening provisions commonly referred to as the global intangible low-taxed income provisions ("GILTI").

The Company elected to pay the 2017 Littelfuse Toll Charge over the eight-year period prescribed by the Tax Act. The long-term portion of this Toll Charge which remains payable as of January 1, 2022, totaling $17.8 million, is recorded in Other long-term liabilities, and the anticipated 2022 annual installment payment of $3.0 million is included in Accrued income taxes, on the Consolidated Balance Sheet as of January 1, 2022.

In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended January 1, 2022, December 26, 2020 and December 28, 2019, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

Domestic and foreign income (loss) before income taxes is as follows:

(in thousands)	2021	2020	2019
Domestic	$13,746	$(16,732)	$(11,970)
Foreign	327,279	177,985	177,854
Income before income taxes	$341,025	$161,253	$165,884

Federal, state and foreign income tax expense (benefit) consists of the following:

(in thousands)	2021	2020	2019
Current:
Federal	$4,832	$437	$(3,495)
State	1,401	203	834
Foreign	59,006	33,841	30,610
Subtotal	65,239	34,481	27,949
Deferred:
Federal and State	(9,658)	(5,354)	1,839
Foreign	1,638	2,140	(2,986)
Subtotal	(8,020)	(3,214)	(1,147)
Provision for income taxes	$57,219	$31,267	$26,802

The current federal tax benefit for 2019 includes a benefit of $3.3 million from the recognition of previously unrecognized tax benefits (and the reversal of the related accrued interest) due to a lapse in the statute of limitations.

A reconciliation between income taxes computed on income before income taxes at the federal statutory rate and the provision for income taxes is provided below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	2021	2020	2019
Tax expense at statutory rate of 21%	$71,615	$33,863	$34,836
Non-U.S. income tax rate differential	(31,414)	(19,730)	(22,457)
Non-U.S. losses and expenses with no tax benefit	7,820	2,774	6,570
Tax on unremitted earnings	7,585	3,955	2,136
Certain changes in unrecognized tax benefits and related accrued interest	4,263	2,160	(1,468)
Net impact associated with the GILTI tax provisions	(238)	3,731	6,469
State and local taxes, net of federal tax benefit	(172)	(584)	1,080
Tax impact of non-deductible goodwill impairment charge	—	5,642	—
Other, net	(2,240)	(544)	(364)
Provision for income taxes	$57,219	$31,267	$26,802

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting bases and the tax bases of the company’s assets and liabilities. Significant components of the company’s deferred tax assets and liabilities at January 1, 2022 and December 26, 2020, are as follows:

(in thousands)	2021	2020
Deferred tax assets:
Accrued expenses and reserves	$36,168	$31,123
Domestic and non-U.S. net operating loss carryforwards	27,818	24,763
Domestic and non-U.S. interest expense carryforwards	16,089	10,352
Excess of tax basis over the book basis for intangible assets and goodwill	5,636	—
Capitalized expenses	4,878	4,178
U.S. research and other general business tax credit carryforwards	1,104	3,724
U.S. foreign tax credit carryforwards	980	772
Other	183	117
Gross deferred tax assets	92,856	75,029
Less: Valuation allowance	(34,869)	(13,131)
Total deferred tax assets	57,987	61,898

Deferred tax liabilities:
Excess of book basis over the tax basis for intangible assets and goodwill	98,046	76,472
Tax on unremitted earnings	15,467	14,223
Unrealized foreign currency exchange gains	73	5,719
Excess of book basis over the tax basis for property, plant, and equipment	12,563	4,394
Total deferred tax liabilities	126,149	100,808
Net deferred tax liabilities	$68,162	$38,910

The deferred tax asset valuation allowance is mainly related to certain U.S. and non-U.S. net operating loss and non-U.S. interest expense carryforwards which are not expected to be realized. The remaining U.S. and non-U.S. net operating loss and interest expense carryforwards either have no expiration date or are expected to be utilized prior to expiration. No deferred tax asset nor valuation allowance has been recorded for certain U.S. and non-U.S. net operating loss carryforwards for which the possibility of usage has been determined to be remote.

The Company paid income taxes of $58.2 million, $35.2 million, and $47.6 million in 2021, 2020, and 2019, respectively, and received income tax refunds of $2.6 million, $7.6 million, and $7.1 million in 2021, 2020, and 2019, respectively.

Deferred income taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those non-U.S. subsidiaries for which such excess is considered to be permanently reinvested in those operations. The Company believes the determination of the amount of such deferred income taxes is impractical as it would depend upon income tax laws and circumstances at the time of the hypothetical distributions or dispositions. As of January 1,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022, unremitted earnings of the Company’s non-U.S. subsidiaries were approximately $884 million. A distribution of such earnings will generally not be subject to U.S. federal income tax. The Company recognized deferred tax liabilities of $15.5 million ($15.3 million for non-U.S. taxes net of related U.S. foreign tax credits, and $0.2 million for U.S. state taxes) as of January 1, 2022 and $14.2 million ($13.9 million for non-U.S. taxes net of related U.S. foreign tax credits, and $0.3 million for U.S. state taxes) as of December 26, 2020, related to taxes on certain non-U.S. earnings which are not considered to be permanently reinvested.

The Company has two subsidiaries in China which benefit from lower tax rates due to “tax holidays” which apply for three-year periods. The tax holiday for one of the subsidiaries expires at the end of 2022, and for the other subsidiary the tax holiday will expire at the end of 2023. Together, the tax holidays contributed $7.8 million in tax benefits, or $0.31 per diluted share, during 2021. Future year tax benefits will depend upon the Company’s ability to obtain extensions, after the three-year periods expire. There can be no assurance that future extensions will be granted.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of January 1, 2022, December 26, 2020, and December 28, 2019 is as follows:

(in thousands)	Unrecognized Tax Benefits
Balance at December 28, 2019	$16,721
Additions for tax positions taken in the current year	700
Decreases due to a lapse in the statute of limitations	(103)
Other	119
Balance at December 26, 2020	17,437
Additions for tax positions related to pre-acquisition periods of acquired subsidiaries	3,260
Additions for tax positions taken in the current year	1,587
Additions for tax positions taken in the prior year	1,100
Other	61
Balance at January 1, 2022	23,445

The January 1, 2022 total in the table above represents the net amount of tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. Of this amount, only an insignificant amount may be recognized in 2022 based upon the possible lapse in the statute of limitations. None of the positions included in unrecognized tax benefits are related to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.

The company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. The company recognized such interest expense of $1.6 million, $1.6 million (net of a $0.6 million decrease due to a lapse in the statute of limitations), and $1.3 million (net of a $0.6 million decrease due to a lapse in the statute of limitations) in 2021, 2020, and 2019, respectively. Accrued interest for such matters included in Other long-term liabilities within the Consolidated Balance Sheets was $10.4 million and $8.8 million as of January 1, 2022 and December 26, 2020, respectively.

The U.S. federal statute of limitations remains open for the Company for the 2017 tax year (with respect to the Toll Charge) and later years. Non-U.S. and U.S. state statutes of limitations generally range from three to seven years, although certain jurisdictions do not have a statute expiration. Tax examinations occur from time to time, including examinations currently in process in Korea, the Netherlands, the Philippines, and certain U.S. states. The company does not expect to recognize a significant amount of additional tax expense as a result of concluding these examinations. During 2021, the Company received a notice of assessment for approximately $3 million from the Canadian tax authorities. The Company has objected to and appealed the assessment, and does not expect to recognize a significant amount of additional tax expense upon conclusion of such appeal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	2021	2020	2019
Numerator:
Net income as reported	$283,806	$129,986	$139,082

Denominator:
Weighted average shares outstanding
Basic	24,603	24,371	24,576
Effect of dilutive securities	329	221	242
Diluted	24,932	24,592	24,818

Earnings Per Share:
Basic earnings per share	$11.54	$5.33	$5.66
Diluted earnings per share	$11.38	$5.29	$5.60

Potential shares of common stock attributable to stock options and restricted shares excluded from the earnings per share calculation because their effect would be anti-dilutive were 20,139, 222,526, and 129,658 shares in 2021, 2020, and 2019, respectively.

During the fiscal year 2021, the Company did not repurchase any shares of its common stock. During the fiscal year 2020 and 2019, the Company repurchased 175,110, and 579,916 shares of its common stock totaling $22.9 million and $95.0 million, respectively. See Note 12 Stock-Based Compensation for further discussion.

16. Segment Information

The Company and its subsidiaries design, manufacture and sell component, modules and subassemblies to empower the long-term structural themes of sustainability, connectivity and safety. The Company reports its operations by the following segments: Electronics, Transportation, and Industrial. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM is the Company’s President and Chief Executive Officer (“CEO”). The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes, but does not evaluate the operating segments using discrete balance sheet information.

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

•Electronics Segment: Consists of one of the broadest product offerings in the industry, including fuses and fuse accessories, positive temperature coefficient (“PTC”) resettable fuses, polymer electrostatic discharge (“ESD”) suppressors, varistors, reed switch based magnetic sensing, gas discharge tubes; semiconductor products such as discrete transient voltage suppressor (“TVS”) diodes, TVS diode arrays, protection and switching thyristors, silicon and silicon carbide metal-oxide-semiconductor field effect transistors (“MOSFETs”) and diodes; and insulated gate bipolar transistors (“IGBT”) technologies. The segment covers a broad range of end markets, including industrial motor drives and power conversion, automotive electronics, electric vehicle and related infrastructure, power supplies, data centers and telecommunications, medical devices, alternative energy and energy storage, building and home automation, appliances, and mobile electronics.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Transportation Segment: Formerly known as Automotive segment. The term “Transportation” represents a more comprehensive description of the Company’s broad range of products, and the applications and end markets it serves. Consists of a wide range of circuit protection, power control and sensing technologies for global original equipment manufacturers (“OEMs”), Tier-one suppliers and parts and aftermarket distributors in passenger vehicle, heavy duty truck, off-road vehicles, material handling, agricultural, construction and other commercial vehicle end markets. Passenger vehicle products are used in internal combustion engine, hybrid and electric vehicles including blade fuses, battery cable protectors, resettable fuses, high-current fuses, high-voltage fuses, and sensor products designed to monitor the occupant’s safety and environment as well as the vehicle’s powertrain. Commercial vehicle products include fuses, switches, circuit breakers, relays, and power distribution modules and units used in applications serving a number of end markets, including heavy-duty truck, construction, agriculture, material handling and marine.

•Industrial Segment: Consists of industrial circuit protection (industrial fuse), industrial controls (protection relay, contactors, transformers) and temperature sensors for use in various applications such as renewable energy and energy storage systems, electric vehicle infrastructure, HVAC systems, industrial safety, non-residential construction, MRO, mining and industrial automation.

The Company has provided this segment information for all comparable prior periods. Segment information is summarized as follows:

(in thousands)	2021	2020	2019
Net sales
Electronics	$1,300,744	$937,762	$961,080
Transportation	528,058	395,764	428,533
Industrial	251,126	112,169	114,260
Total net sales	$2,079,928	$1,445,695	$1,503,873

Depreciation and amortization
Electronics	$61,512	$62,702	$60,345
Transportation	29,015	28,995	27,922
Industrial	8,108	4,481	4,236
Other	—	—	—
Total depreciation and amortization	$98,635	$96,178	$92,503

Operating income (loss)
Electronics	$309,633	$152,695	$145,594
Transportation	65,979	41,655	46,719
Industrial	22,621	11,996	22,407
Other(a)	(12,591)	(43,974)	(21,929)
Total operating income	385,642	162,372	192,791
Interest expense	18,527	21,077	22,266
Foreign exchange loss (gain)	17,158	(14,875)	5,224
Other expense (income), net	8,932	(5,083)	(583)
Income before income taxes	$341,025	$161,253	$165,884

(a) Included in “Other” Operating income (loss) for 2021 was $8.4 million of purchase accounting inventory step-up charges, $7.0 million of legal and professional fees and other integration expenses related to Carling, Hartland and other contemplated acquisitions, and $2.2 million of restructuring, impairment and other charges, primarily related to employee termination costs. See Note 8, Restructuring, Impairment and Other Charges, for further discussion. In addition, there was a gain of $5.0 million recorded for the sale of buildings within the Electronics segment.

Included in “Other” Operating income (loss) for 2020 is $2.3 million of acquisition-related and integration charges related to the IXYS acquisition and other contemplated acquisitions. In addition, there were $41.7 million of restructuring, impairment and other charges, primarily related to the goodwill impairment charge of $33.8 million recorded in the second quarter

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

associated with the automotive sensors reporting unit within the Transportation segment, employee termination costs of $5.5 million, $2.2 million of impairment charges recorded in the first quarter associated with the announced consolidation of a manufacturing facility within the Industrial segment and other restructuring charges of $0.2 million.

Included in “Other” Operating income (loss) for 2019 is $8.9 million of acquisition-related and integration charges related to the IXYS acquisition and other contemplated acquisitions. In addition, there were $13.0 million of restructuring charges primarily related to employee termination costs.

The Company’s net sales, long-lived assets and additions to long-lived assets by country for the fiscal years ended 2021, 2020, and 2019 are as follows:

(in thousands)	2021	2020	2019
Net sales
U.S.	$639,381	$392,544	$440,461
China	620,211	438,000	416,385
Other countries(a)	820,336	615,151	647,027
Total net sales	$2,079,928	$1,445,695	$1,503,873

Long-lived assets
U.S.	$57,923	$46,132	$58,081
China	122,867	85,876	88,306
Mexico	107,283	70,125	73,096
Germany	39,055	37,976	36,025
Philippines	74,918	66,994	51,738
Other countries	35,843	37,075	37,371
Total long-lived assets	$437,889	$344,178	$344,617

Additions to long-lived assets
U.S.	$7,690	$4,170	$5,864
China	26,396	10,074	10,400
Mexico	28,707	9,977	13,827
Germany	8,519	5,600	4,017
Philippines	19,342	19,612	22,944
Other countries	5,654	1,775	9,314
Total additions to long-lived assets	$96,308	$51,208	$66,366

(a)Each country included in other countries are less than 10% of net sales.

For the year ended January 1, 2022, approximately 69% of the Company’s net sales were to customers outside the U.S. (exports and foreign operations), including approximately 30% to China. For the year ended December 26, 2020, approximately 73% of the Company's net sales were to customers outside the U.S. (exports and foreign operations), including approximately 30% to China. For the year ended December 28, 2019, approximately 71% of the Company's net sales were to customers outside the U.S. (exports and foreign operations), including approximately 28% to China. Sales to Arrow Electronics, Inc., which were included in the Electronics, Transportation, and Industrial segments, were 10.7%, 10.4%, and 10.7% of consolidated net sales in 2021, 2020, and 2019 respectively. No other single customer accounted for more than 10% of net sales during the last three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Selected Quarterly Financial Data (Unaudited)

The quarterly periods for 2021 are for the 14-weeks ended January 1, 2022, 13-weeks ended September 25, 2021, June 26, 2021, and March 27, 2021, respectively. The quarterly periods for 2020 are for the 13-weeks ended December 26, 2020, September 26, 2020, June 27, 2020, and March 28, 2020, respectively.

(in thousands, except per share data)
	2021				2020
	4Q(a)	3Q(b)	2Q(c)	1Q(d)	4Q(e)	3Q(f)	2Q(g)	1Q(h)
Net sales	$553,065	$539,581	$523,488	$463,794	$400,696	$391,566	$307,337	$346,096
Gross profit	199,492	214,572	197,396	160,466	138,083	138,831	99,902	124,356
Operating income (loss)	92,797	120,107	96,257	76,481	65,014	64,558	(11,950)	44,750
Net income (loss)	51,944	92,054	82,095	57,713	58,977	55,356	(8,991)	24,644
Net income (loss) per share
Basic	$2.11	$3.74	$3.34	$2.35	$2.41	$2.27	$(0.37)	$1.01
Diluted	$2.08	$3.69	$3.30	$2.32	$2.39	$2.25	$(0.37)	$1.00

(a)In the fourth quarter of 2021, the Company recorded non-cash pension settlement charge of 19.9 million, $4.1 million gain related to a sale of building, $3.6 million in acquisition-related and integration costs, $1.6 million for purchase accounting inventory adjustments associated with the acquisition of Carling, $0.7 million charge for an asset retirement obligation related to the disposal of a business in 2019, $0.2 million in restructuring, impairment and other charges, and $0.2 million increase in coal mining reserves.

(b)In the third quarter of 2021, the Company recorded $2.0 million in acquisition-related and integration costs, $0.8 million in restructuring, impairment and other charges and $0.1 million charge for an asset retirement obligation related to the disposal of a business in 2019.

(c)In the second quarter of 2021, the Company recorded $3.3 million for purchase accounting inventory adjustments associated with the acquisition of Hartland, and $1.0 million loss recorded during the second quarter of 2021 for a total year-to-date gain of $0.9 million from the sale of a building within the Electronics segment, $0.8 million in employee termination costs and other restructuring charges, $0.5 million in acquisition-related and integration costs, and $0.5 million of impairment charges on certain other investments.

(d)In the first quarter of 2021, the Company recorded the Company recorded $3.5 million for purchase accounting inventory adjustments associated with the acquisition of Hartland, $1.9 million gain related to a sale of building, $0.8 million in acquisition-related and integration costs, and $0.4 million in restructuring, impairment and other charges.

(e)In the fourth quarter of 2020, the Company recorded $0.7 million in acquisition-related and integration costs and $0.8 million in restructuring, impairment and other costs.

(f)In the third quarter of 2020, the Company recorded $1.3 million in restructuring, impairment and other charges, $0.3 million in acquisition-related and integration costs, and $0.1 million of impairment charges on certain other investments.

(g)In the second quarter of 2020, the Company recorded a goodwill impairment charge of $33.8 million associated with the automotive sensors reporting unit within the Transportation segment, $1.8 million in employee termination costs and other restructuring charges, $1.8 million increase to coal mining reserve, $0.2 million charge for an asset retirement obligation related to the disposal of a business in 2019, and $0.1 million in acquisition-related and integration costs.

(h)In the first quarter of 2020, the Company recorded $4.0 million in restructuring, impairment and other charges and $1.2 million in acquisition-related and integration costs.

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

	Fiscal Year Ended
	January 1, 2022			December 26, 2020
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.2	$—	$—	$1.5	$—	$—
Purchase of material/services from related party	3.0	0.4	12.6	2.7	—	8.7
Accounts receivable balance	—	—	—	0.1	—	—
Accounts payable balance	$—	$—	$1.8	$0.1	$—	$0.2

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

As required by SEC Rule 15d-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to SEC Rule 13a-15 as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 1, 2022.

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

The Company’s management, including its Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2022, based upon the updated framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013. Based on this assessment, the Company’s management concluded that, as of January 1, 2022, the Company’s internal control over financial reporting was effective.

On November 30, 2021, the Company completed the acquisition of Carling Technologies, as discussed in Note 2 – Acquisitions. Management has excluded Carling’s internal controls over financial reporting from its assessment of the effectiveness of internal controls over financial reporting as of January 1, 2022. Carling’s net sales and total assets (excluding goodwill and intangible assets, which were integrated into the Company’s control environment) represent approximately 1% and 5%, respectively, of the consolidated financial statement amounts as of, and for the fiscal year ended, January 1, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the 12 months or fiscal quarter ended January 1, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Except as set forth below, the information required by this item will be contained in the Company’s Proxy Statement related to our 2021 Annual Meeting of Stockholders (the "proxy statement") and is incorporated herein by reference.

Information concerning directors and nominees for director is set forth in the section titled “Proposal No. 1 - Election of Directors” in the Company’s proxy statement and is incorporated herein by reference.

Information concerning the Company’s Audit Committee and Audit Committee financial expert is set forth in the sections titled "Board Committees" and “Director Independence; Financial Experts” in the Company's proxy statement and is incorporated herein by reference.

Information concerning the procedures by which security holders may recommend nominees to the Company’s Board of Directors is set forth in the section titled “Director Nominations” in the Company’s proxy statement and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information concerning compensation of the Company’s executive officers and directors for the fiscal year ended January 1, 2022, is set forth in the sections titled “Compensation Discussion and Analysis,” “Compensation Tables,” "Compensation Committee Report," "CEO Pay Ratio," "Potential Payments Upon Termination or Change in Control" and “Director Compensation” in the Company’s proxy statement and is incorporated herein by reference, except the section titled “Compensation Committee Report” is hereby “furnished” and not “filed” with this Annual Report on Form 10-K.

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

Information about our equity compensation plans that were either approved or not approved by our stockholders as of January 1, 2022, is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	650,680	(2)	$131.47	598,766	(4)
Equity compensation plans not approved by security holders	80,115	(3)	$99.14	193,848	(5)
Total	730,795		$127.92	792,614

(1)The weighted average exercise price does not take into account the shares issuable upon the vesting of outstanding restricted stock units, which have no exercise price.
(2)Includes 161,815 shares reserved for issuance upon vesting of outstanding restricted stock units and 488,865 outstanding stock options granted under the Littelfuse, Inc. Long-Term Incentive Plan.
(3)Includes 5,754 shares reserved for issuance upon vesting of outstanding restricted stock units under the IXYS Plans and 74,361 outstanding stock options granted under the IXYS Plans and Zilog Plan. Below is a brief description of the material features of the compensation plans acquired pursuant to the acquisition of IXYS Corporation.
(4)Includes 554,119 shares that remain available for future issuance under the Littelfuse, Inc. Long-Term Incentive Plan and 44,647 shares that remain available for future issuance under the Deferred Compensation Plan for Non-Employee Directors.
(5)Includes 24,926 shares that remain available for future issuance under the IXYS Corporation 2013 Equity Incentive Plan, and 168,922 shares that remain available for future issuance under the IXYS Corporation 2016 Equity Incentive Plan.
IXYS Plans
In connection with the acquisition of IXYS Corporation, we assumed the IXYS Corporation 2009 Equity Incentive Plan, IXYS Corporation 2011 Equity Incentive Plan, IXYS Corporation 2013 Equity Incentive Plan, IXYS Corporation 2016 Equity Incentive Plan and outstanding unvested stock options originally granted by IXYS Corporation under the IXYS Plans that were held by continuing employees. At the time of the acquisition of IXYS Corporation, these awards were converted to Littelfuse stock options, with adjustments made to the exercise price of the stock options and the number of shares subject to stock options as agreed upon in the Acquisition Agreement. These unvested options vest in accordance with their original terms, generally vesting in equal annual installments over a four-year period from the original grant date. The options, once granted, generally expire ten years from the date of grant. Under the IXYS Plans, we may grant to former employees of IXYS Corporation or its subsidiaries restricted stock awards, RSUs, stock options and stock appreciation rights with an exercise price that is no less than the fair market value on the date of grant. Equity awards granted under the IXYS Plans following the acquisition have been on similar terms and consistent with grants made pursuant to the Littelfuse, Inc Long-Term Incentive Plan. The IXYS Corporation 2009 and 2011 Equity Incentive Plans expired in June 2019 and June 2021 respectively, with no additional grants made after the expiration date. As of January 1, 2022, 193,848 shares remained available for issuance under the IXYS Plans.

Zilog Plan

In connection with the acquisition of IXYS Corporation, we assumed the Zilog, Inc. 2004 Omnibus Stock Incentive Plan and outstanding stock options originally granted by IXYS Corporation under the Zilog Plan that were held by continuing employees of Zilog. At the time of the acquisition of IXYS Corporation, these awards were converted to Littelfuse stock options, with adjustments made to the exercise price of the stock options and the number of shares subject to stock options as agreed upon in the Acquisition Agreement. These options vested in accordance with their original terms, generally in equal annual installments over a four-year period from the original grant date. The options generally expire ten years from the date of grant. The Zilog 2004 Omnibus Stock Incentive Plan expired in February 2014 and no additional grants have been made thereunder. Therefore, as of January 1, 2022, no shares remain available for issuance of new awards under the Zilog Plan and 12,486 stock options remain outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning the security ownership of certain beneficial owners, the Company’s directors and executive officers as of March 1, 2022, is set forth in the section titled “Ownership of Littelfuse, Inc. Common Stock” in the Company’s proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information concerning the independence of the Company’s directors, certain relationships and related transactions during 2021 and the Company’s policies with respect to such transactions is set forth in the sections titled "Director Independence; Financial Experts", “Related Person Transactions Policy”, “Related Party Transactions” in the Company’s proxy statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information concerning principal accountant fees and services is set forth in the section titled “Audit Related Matters” in the Company’s proxy statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)Financial Statements and Schedules

			Page
1.	The following Financial Statements are filed as a part of this report:
	i.	Reports of Independent Registered Public Accounting Firms	43 - 45
	ii.	Consolidated Balance Sheets as of January 1, 2022 and December 26, 2020	46
	iii.	Consolidated Statements of Net Income for the fiscal years ended January 1, 2022, December 26, 2020 and December 28, 2019	47
	vi.	Consolidated Statements of Comprehensive Income for the fiscal years ended January 1, 2022, December 26, 2020 and December 28, 2019	48
	v.	Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2022, December 26, 2020 and December 28, 2019	49
	vi.	Consolidated Statements of Equity for the fiscal years ended January 1, 2022, December 26, 2020 and December 28, 2019	50
	vii.	Notes to Consolidated Financial Statements	51 - 85

2.	The following Financial Statement Schedule is submitted herewith for the periods indicated therein.
	i.	Schedule II - Valuation and Qualifying Accounts and Reserves	91

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits. See Exhibit Index		93

Item 16. FORM 10-K SUMMARY

None.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Charged to Costs and Expenses (a)	Deductions (b)	Other (c)	Balance at End of Year
(in thousands)
Fiscal year ended January 1, 2022
Allowance for losses on accounts receivable	$1,400	$82	$(362)	$790	$1,910
Reserves for sales discounts and allowances	$43,837	$152,153	$(137,920)	$(748)	$57,322

Fiscal year ended December 26, 2020
Allowance for losses on accounts receivable	$1,310	$1,170	$(329)	$(751)	$1,400
Reserves for sales discounts and allowances	$40,733	$113,709	$(112,401)	$1,796	$43,837

Fiscal year ended December 28, 2019
Allowance for losses on accounts receivable	$1,062	$410	$(172)	$10	$1,310
Reserves for sales discounts and allowances	$34,976	$133,434	$(127,330)	$(347)	$40,733

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

Littelfuse, Inc.

By: /s/ David W. Heinzmann
David W. Heinzmann,
President and Chief Executive Officer
 Date: February 17, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 16, 2022 and in the capacities indicated.

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
		S-4/A	Annex A	12/11/2017	333-22114
2.2	Stock Purchase Agreement, dated October 19, 2021, by and between Littelfuse, Inc., the Shareholders of Carling Technologies, Inc., and Christopher T. Sorenson, as Sellers’ Representative	8-K	2.1	10/20/2021	0-20388
2.3*	First Amendment to Stock Purchase Agreement, dated November 29, 2021, by and between Littelfuse, Inc., the Shareholders of Carling Technologies, Inc., and Christopher T. Sorenson
3.1	Certificate of Incorporation dated November 25, 1991, as amended April 25, 1997.	10-K	3.1	2/27/2017	0-20388
3.2	Certificate of Designations of Series A Preferred Stock.	8-K	4.2	12/1/1995	0-20388
3.3	Bylaws, as amended and restated January 24, 2019.	8-K	3.1	1/25/2019	0-20388
4.1	Description of Securities of Littelfuse, Inc.	10-K	4.1	2/21/2020	0-20388
10.1	Form of Stock Option Award Agreement under the Littelfuse, Inc. Outside Directors' Equity Plan.++	8-K	99.3	5/1/2008	0-20388
10.2	Form of Restricted Stock Unit Award Agreement under the Littelfuse, Inc. Outside Directors' Equity Plan.++	8-K	99.4	5/1/2008	0-20388
10.3	Form of Stock Option Award Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan .++	8-K	10.2	4/28/2009	0-20388
10.4	Form of Restricted Stock Unit Award Agreement (Outside Director) under the Littelfuse, Inc. Long-Term Incentive Plan.++	S-8	4.4	5/19/2010	0-20388
10.5	Form of Stock Option Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan.++	S-8	4.6	5/19/2010	0-20388
10.6	Littelfuse, Inc. Annual Incentive Plan, effective January 1, 2014. ++	DEF14A	A	3/17/2014	0-20388
10.7	Form of Stock Option Award Agreement (Executive) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.3	5/6/2016	0-20388
10.8	Form of Stock Option Award Agreement (Outside Director – 2016 Grant) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.4	5/6/2016	0-20388
10.9	Form of Restricted Stock Unit Award Agreement (Tier II Management) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.6	5/6/2016	0-20388
10.10	Form of Restricted Stock Unit Award Agreement (Outside Director – 2016 Grant) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.7	5/6/2016	0-20388
10.11	Letter Agreement entered into between Littelfuse, Inc. and David W. Heinzmann. Effective January 1, 2017. ++	8-K	10.2	11/16/2016	0-20388
10.12	Littelfuse, Inc. 3.03% Senior Note, Series A, due February 15, 2022, and 3.74% Senior Note, Series B, due February 15, 2027 Note Purchase Agreement.	8-K	10.1	12/9/2016	0-20388
10.13	Littelfuse, Netherland C.V. 1.14% Senior Note, Series A, due December 8, 2023, and 1.83% Senior Note, Series B, due December 8, 2028 Note Purchase Agreement.	8-K	10.2	12/9/2016	0-20388

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.14	Subsidiary Guaranty Agreement, dated December 8, 2016.	8-K	10.4	12/9/2016	0-20388
10.15	Subsidiary Guaranty Agreement, dated as of February 15, 2017.	8-K	10.2	2/15/2017	0-20388
10.16	Restated Littelfuse, Inc. Supplemental Retirement and Savings Plan, effective January 1, 2017. ++	10-K	10.50	2/27/2017	0-20388
10.17	Amended and Restated Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.1	5/1/2017	0-20388
10.18	Form of 2017 Stock Option Award Agreement. ++	8-K	10.3	5/1/2017	0-20388
10.19	Employment offer letter between Littelfuse, Inc. and Jeffrey Gorski, dated June 28, 2017. ++	8-K	10.1	8/14/2017	0-20388
10.20	U.S. Subsidiary Guarantor Supplement, dated as of October 13, 2017, made by Iron Merger Co., Inc. in favor of the note purchasers and the other holders.	8-K	10.5	10/16/2017	0-20388
10.21	U.S. Subsidiary Guarantor Supplement, dated as of October 13, 2017, made by IXYS Merger Co., LLC in favor of the note purchasers and the other holders.	8-K	10.6	10/16/2017	0-20388
10.22	Cross Border Subsidiary Guarantor Supplement, dated as of October 13, 2017, made by Iron Merger Co., Inc. in favor of the note purchasers and the other holders.	8-K	10.7	10/16/2017	0-20388
10.23	Cross Border Subsidiary Guarantor Supplement, dated as of October 13, 2017, made by IXYS Merger Co., LLC in favor of the note purchasers and the other holders.	8-K	10.8	10/16/2017	0-20388
10.24	Note Purchase Agreement, dated November 15, 2017, among Littelfuse, Inc. and note purchasers listed on the signature pages thereto.	8-K	10.1	11/15/2017	0-20388
10.25	Form of 3.78% Senior Note, Series B, due February 15, 2030.	8-K	4.2	11/15/2017	0-20388
10.26	Form of 3.48% Senior Note, Series A, due February 15, 2025,	8-K	4.1	11/15/2017	0-20388
10.27	Subsidiary Guaranty Agreement, dated as of January 16, 2018, made by LFUS LLC, Littelfuse Commercial Vehicle, LLC, Iron Merger Co., Inc., IXYS Merger Co., LLC and SymCom, Inc. in favor of the note purchasers and the other holders.	8-K	10.2	1/18/2018	0-20388
10.28	Littelfuse, Inc. Executive Severance Policy. ++	8-K	10.4	1/18/2018	0-20388
10.29	Form of Indemnity Agreement between Nathan Zommer and IXYS Corporation. ++	10-K	10.3	6/12/2008	000-26124
10.30	IXYS Corporation 2009 Equity Incentive Plan++	S-8	4.4	1/19/2018	333-221147
10.31	IXYS Corporation 2011 Equity Incentive Plan++	S-8	4.5	1/19/2018	333-221147
10.32	IXYS Corporation 2013 Equity Incentive Plan++	S-8	4.6	1/19/2018	333-221147
10.33	IXYS Corporation 2016 Equity Incentive Plan++	S-8	4.7	1/19/2018	333-221147
10.34	Zilog, Inc. 2004 Omnibus Stock Incentive Plan++	S-8	4.9	1/19/2018	333-221147
10.35	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan++	10-Q	10.4	8/10/2009	000-26124
10.36	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2004 Omnibus Stock Incentive Plan++	10-K	10.28	6/11/2010	000-26124
10.37	Notice of Stock Option Grant and Agreement for IXYS Corporation 2011 Equity Incentive Plan++	10-Q	10.2	8/5/2011	000-26124
10.38	Notice of Stock Option Grant and Agreement for IXYS Corporation 2013 Equity Incentive Plan++	10-Q	10.6	8/9/2013	000-26124
10.39	Notice of Stock Option Grant and Agreement for IXYS Corporation 2016 Equity Incentive Plan++	10-Q	10.1	11/3/2016	000-26124

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.40	U.S. Subsidiary Guarantor Supplement, dated as of March 14, 2018, made by Clare Capital, Inc., Clare Components, Inc., Clare Electronics, Inc., Clare Instruments, Inc., Clare Services, Inc., Clare Technologies, Inc., Directed Energy, Inc., IXYS Buckeye, LLC, IXYS Integrated Circuits Division AV Inc., IXYS Integrated Circuits Divisions Inc., IXYS Long Beach, Inc., IXYS USA, Inc., Microwave Technology, Inc., Pele Technology, Inc., Reaction Technology Incorporation and Zilog, Inc. in favor of the note purchasers and the other holders.	10-Q	10.2	05/02/2018	0-20388
10.41	Cross Border Subsidiary Guarantor Supplement, dated as of March 14, 2018, made by Clare Capital, Inc., Clare Components, Inc., Clare Electronics, Inc., Clare Instruments, Inc., Clare Services, Inc., Clare Technologies, Inc., Directed Energy, Inc., IXYS Buckeye, LLC, IXYS Integrated Circuits Division AV Inc., IXYS Integrated Circuits Divisions Inc., IXYS Long Beach, Inc., IXYS USA, Inc., Microwave Technology, Inc., Pele Technology, Inc., Reaction Technology Incorporation and Zilog, Inc. in favor of the note purchasers and the other holders.	10-Q	10.3	05/02/2018	0-20388
10.42	Note Purchase Agreement Subsidiary Guarantor Supplement, dated as of March 14, 2018, made by Clare Capital, Inc., Clare Components, Inc., Clare Electronics, Inc., Clare Instruments, Inc., Clare Services, Inc., Clare Technologies, Inc., Directed Energy, Inc., IXYS Buckeye, LLC, IXYS Integrated Circuits Division AV Inc., IXYS Integrated Circuits Divisions Inc., IXYS Long Beach, Inc., IXYS USA, Inc., Microwave Technology, Inc., Pele Technology, Inc., Reaction Technology Incorporation and Zilog, Inc. in favor of the note purchasers and the other holders.	10-Q	10.4	05/02/2018	0-20388
10.43	U.S. Subsidiary Guarantor Supplement, dated as of August 22, 2018, made by Reaction Technology Epi, LLC and Reaction Tech RE, LLC in favor of the note purchasers and the other holders.	10-Q	10.3	10/31/2018	0-20388
10.44	Cross Border Subsidiary Guarantor Supplement, dated as of August 22, 2018, made by Reaction Technology Epi, LLC and Reaction Tech RE, LLC in favor of the note purchasers and the other holders.	10-Q	10.4	10/31/2018	0-20388
10.45	Note Purchase Agreement Subsidiary Guarantor Supplement, dated as of August 22, 2018, made by Reaction Technology Epi, LLC and Reaction Tech RE, LLC in favor of the note purchasers and the other holders.	10-Q	10.5	10/31/2018	0-20388
10.46	U.S. Subsidiary Guarantor Supplement, dated as of October 22, 2018, made by Littelfuse International Holding, LLC, Littelfuse Holding, LLC and Monolith Semiconductor, Inc. in favor of the note purchasers and the other holders.	10-K	10.104	02/22/2019	0-20388
10.47	U.S. (November 2017) Subsidiary Guarantor Supplement, dated as of October 22, 2018, made by Littelfuse International Holding, LLC, Littelfuse Holding, LLC and Monolith Semiconductor, Inc. in favor of the note purchasers and the other holders.	10-K	10.105	02/22/2019	0-20388
10.48	Cross Border Assumption Agreement, dated as of October 3, 2018, made by each of New Dutch B.V. and IXYS Dutch B.V. in favor of the note purchasers and the other holders.	10-K	10.106	02/22/2019	0-20388
10.49	Cross Border Subsidiary Guarantor Supplement, dated as of October 22, 2018, made by Littelfuse International Holding, LLC, Littelfuse Holding, LLC and Monolith Semiconductor, Inc. in favor of the note purchasers and the other holders.	10-K	10.107	02/22/2019	0-20388
10.50	Amended and Restated Employment Agreement entered into between Littelfuse Europe GmbH and Alexander Conrad, effective April 1, 2019. ++	10-K	10.77	02/21/2020	0-20388

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.51	Amended and Restated Credit Agreement, dated as of April 3, 2020, by and among Littelfuse, Inc., certain subsidiaries of the company, as designated borrowers, certain subsidiaries of the company, as guarantors, the lenders party thereto and Bank of America, N.A., as agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as senior documentation agent, BMO Harris Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, BofA Securities, Inc. as sole bookrunner and joint lead arranger, and JPMorgan Chase Bank, N.A., as joint lead arranger.	8-K	10.1	4/7/2020	0-20388
10.52	Form of Restricted Stock Unit Award Agreement (Tier I) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.1	4/24/2020	0-20388
10.53	Form of Option Award Agreement (Tier I) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.2	4/24/2020	0-20388
10.54	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.3	4/24/2020	0-20388
10.55	Form of Option Award Agreement (Non-Employee Director) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.4	4/24/2020	0-20388
10.56	Form of Restricted Stock Unit Award Agreement (Tier II) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.6	4/29/2020	0-20388
10.57	Form of Restricted Stock Unit Award Agreement (IXYS Tier II) under the IXYS Corporation Equity Incentive Plan. ++	10-Q	10.7	4/29/2020	0-20388
10.58	Form of Retention Stock Option Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.8	7/29/2020	0-20388
10.59	Form of Retention Stock Option Award Agreement under the IXYS Corporation Equity Incentive Plan. ++	10-Q	10.9	7/29/2020	0-20388
10.60	Form of Retention Restricted Stock Unit Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.10	7/29/2020	0-20388
10.61	Form of Retention Restricted Stock Unit Award Agreement under the IXYS Corporation Equity Incentive Plan. ++	10-Q	10.11	7/29/2020	0-20388
10.62	Amended and Restated Littelfuse Deferred Compensation Plan for Non-Employee Directors. ++	10-Q	10.1	10/28/2020	0-20388
10.63	First Amendment to the Littelfuse, Inc. Supplemental Retirement and Savings Plan, effective January 1, 2019.++	10-K	10.68	2/18/2021	0-20388
10.64	Second Amendment to the Littelfuse, Inc. Supplemental Retirement and Savings Plan, effective January 1, 2020.++	10-K	10.69	2/18/2021	0-20388
10.65	Third Amendment to the Littelfuse, Inc. Supplemental Retirement and Savings Plan, effective January 1, 2020.++	10-K	10.70	2/18/2021	0-20388
10.66	Form Tier I Change of Control Agreement, effective January 1, 2021.++	10-K	10.71	2/18/2021	0-20388
10.67	Form Tier II Change of Control Agreement, effective January 1, 2021.++	10-K	10.72	2/18/2021	0-20388
10.68	Hartland Credit Agreement Joinder Agreement	10-Q	10.1	4/28/2021	0-20388
10.69	Subsidiary Guarantor Supplement (Domestic NPA) - Hartland Subsidiaries	10-Q	10.2	4/28/2021	0-20388
10.70	Subsidiary Guarantor Supplement (Cross-Border NPA) - Hartland Subsidiaries	10-Q	10.3	4/28/2021	0-20388
10.71	Subsidiary Guarantor Supplement (Fall 2017 NPA) - Hartland Subsidiaries	10-Q	10.4	4/28/2021	0-20388
10.72	Employment offer letter between Littelfuse, Inc. and Maggie Chu, dated April 28, 2021 ++	10-Q	10.1	7/28/2021	0-20388

Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.73*	Carling Technologies, Inc. Credit Agreement Joinder Agreement.
10.74*	Subsidiary Guarantor Supplement (Domestic NPA) – Carling Technologies, Inc. Subsidiaries.
10.75*	Subsidiary Guarantor Supplement (Cross-Border NPA) - Carling Technologies, Inc. Subsidiaries.
10.76*	Subsidiary Guarantor Supplement (Fall 2017 NPA) - Carling Technologies, Inc. Subsidiaries.
10.77*	Summary of Non-Employee Director Compensation.++
21.1*	Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+++	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page on this Annual Report on Form 10-K for the fiscal year ended January 1, 2022, formatted in Inline XBRL and contained in Exhibit 101.
* Filed with this Report.
+ Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Littelfuse agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.
++ Management contract or compensatory plan or arrangement.
+++ Furnished with this Report.