Form 10-Q
period 2022-04-02
LITTELFUSE INC /DE
filed 2022-05-04
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 02, 2022
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

As of April 29, 2022, the registrant had outstanding 24,738,721 shares of Common Stock, net of Treasury Shares.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands)	April 2, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$461,617	$478,473
Short-term investments	27	28
Trade receivables, less allowances of $62,170 and $59,232 at April 2, 2022 and January 1, 2022, respectively	319,457	275,192
Inventories	470,552	445,671
Prepaid income taxes and income taxes receivable	1,570	2,035
Prepaid expenses and other current assets	64,987	68,812
Total current assets	1,318,210	1,270,211
Net property, plant, and equipment	442,022	437,889
Intangible assets, net of amortization	391,855	407,126
Goodwill	926,732	929,790
Investments	34,372	39,211
Deferred income taxes	17,119	13,127
Right of use lease assets, net	37,579	29,616
Other long-term assets	25,279	24,734
Total assets	$3,193,168	$3,151,704
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$212,644	$222,039
Accrued liabilities	127,011	159,689
Accrued income taxes	25,689	27,905
Current portion of long-term debt	—	25,000
Total current liabilities	365,344	434,633
Long-term debt, less current portion	606,741	611,897
Deferred income taxes	80,686	81,289
Accrued post-retirement benefits	36,884	37,037
Non-current operating lease liabilities	29,511	22,305
Other long-term liabilities	73,350	71,023
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, April 2, 2022–26,358,545; January 1, 2022–26,350,763	260	260
Additional paid-in capital	951,495	946,588
Treasury stock, at cost: 1,664,727 and 1,664,711 shares, respectively	(248,124)	(248,120)
Accumulated other comprehensive loss	(75,666)	(73,463)
Retained earnings	1,372,556	1,268,124
Littelfuse, Inc. shareholders’ equity	2,000,521	1,893,389
Non-controlling interest	131	131
Total equity	2,000,652	1,893,520
Total liabilities and equity	$3,193,168	$3,151,704

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	April 2, 2022	March 27, 2021
Net sales	$623,330	$463,794
Cost of sales	364,734	303,328
Gross profit	258,596	160,466

Selling, general, and administrative expenses	75,508	58,288
Research and development expenses	19,556	14,739
Amortization of intangibles	12,724	10,521
Restructuring, impairment, and other charges	218	437
Total operating expenses	108,006	83,985
Operating income	150,590	76,481

Interest expense	4,302	4,673
Foreign exchange loss	7,736	6,837
Other expense (income), net	4,427	(7,737)
Income before income taxes	134,125	72,708
Income taxes	16,607	14,995
Net income	$117,518	$57,713

Earnings per share:
Basic	$4.76	$2.35
Diluted	$4.70	$2.32

Weighted-average shares and equivalent shares outstanding:
Basic	24,689	24,532
Diluted	24,981	24,892

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(in thousands)	April 2, 2022	March 27, 2021
Net income	$117,518	$57,713
Other comprehensive income (loss):
Pension and postemployment adjustment, net of tax	310	454
Foreign currency translation adjustments	(2,513)	(5,325)
Comprehensive income	$115,315	$52,842

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	April 2, 2022	March 27, 2021
OPERATING ACTIVITIES
Net income	$117,518	$57,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,574	13,677
Amortization of intangibles	12,724	10,521
Deferred revenue	(158)	(157)
Non-cash inventory charges	4,769	3,489
Stock-based compensation	3,886	3,395
Loss (gain) on investments and other assets	4,729	(7,675)
Deferred income taxes	(2,112)	378
Other	8,554	8,537
Changes in operating assets and liabilities:
Trade receivables	(45,945)	(32,973)
Inventories	(30,879)	(6,152)
Accounts payable	(6,611)	17,070
Accrued liabilities and income taxes	(36,287)	(15,427)
Prepaid expenses and other assets	5,969	(2,230)
Net cash provided by operating activities	51,731	50,166

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(109,852)
Purchases of property, plant, and equipment	(29,809)	(14,721)
Net proceeds from sale of property, plant and equipment, and other	21	2,553
Net cash used in investing activities	(29,788)	(122,020)

FINANCING ACTIVITIES
Payments of revolving credit facility	—	(30,000)
Payments of senior notes payable	(25,000)	—
Net proceeds related to stock-based award activities	1,016	7,509
Cash dividends paid	(13,086)	(11,782)
Net cash used in financing activities	(37,070)	(34,273)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,738)	(4,101)
Decrease in cash, cash equivalents, and restricted cash	(17,865)	(110,228)
Cash, cash equivalents, and restricted cash at beginning of period	482,836	687,525
Cash, cash equivalents, and restricted cash at end of period	$464,971	$577,297
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$461,617	$572,771
Restricted cash included in prepaid expenses and other current assets	$1,745	3,462
Restricted cash included in other long-term assets	$1,609	$1,064
Cash paid interest during the period	$6,018	$6,235
Capital expenditures, not yet paid	$9,553	$4,141

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at January 1, 2022	$260	$946,588	$(248,120)	$(73,463)	$1,268,124	$131	$1,893,520
Net income	—	—	—	—	117,518	—	117,518
Other comprehensive loss, net of tax	—	—	—	(2,203)	—	—	(2,203)
Stock-based compensation	—	3,886	—	—	—	—	3,886
Withheld shares on restricted share units for withholding taxes	—	—	(4)	—	—	—	(4)
Stock options exercised	—	1,021	—	—	—	—	1,021
Cash dividends paid ($0.53 per share)	—	—	—	—	(13,086)	—	(13,086)
Balance at April 2, 2022	$260	$951,495	$(248,124)	$(75,666)	$1,372,556	$131	$2,000,652

See accompanying Notes to Condensed Consolidated Financial Statements.

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 26, 2020	$259	$907,858	$(242,366)	$(91,157)	$1,034,048	$131	$1,608,773
Net income	—	—	—	—	57,713	—	57,713
Other comprehensive loss, net of tax	—	—	—	(4,871)	—	—	(4,871)
Stock-based compensation	—	3,395	—	—	—	—	3,395
Stock options exercised	—	7,509	—	—	—	—	7,509
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,782)	—	(11,782)
Balance at March 27, 2021	$259	$918,762	$(242,366)	$(96,028)	$1,079,979	$131	$1,660,737

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

1. Summary of Significant Accounting Policies and Other Information

Nature of Operations

Founded in 1927, Littelfuse is an industrial technology manufacturing company empowering a sustainable, connected, and safer world. Across more than 15 countries, and with 17,000 global associates, the Company partners with customers to design and deliver innovative, reliable solutions. Serving over 100,000 end customers, the Company’s products are found in a variety of industrial, transportation and electronics end markets – everywhere, every day.

Basis of Presentation

The Company’s accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheets, statements of net income and comprehensive income, statements of cash flows, and statement of stockholders' equity prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. They have been prepared in accordance with accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022 which should be read in conjunction with the disclosures therein. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for interim periods are not necessarily indicative of annual operating results.

Revenue Recognition

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three months ended April 2, 2022 and March 27, 2021:

	Three Months Ended April 2, 2022
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$169,943	$—	$—	$169,943
Electronics – Semiconductor	195,878	—	—	195,878
Passenger Car Products	—	64,494	—	64,494
Automotive Sensors	—	26,137	—	26,137
Commercial Vehicle Products	—	93,873	—	93,873
Industrial Products	—	—	73,005	73,005
Total	$365,821	$184,504	$73,005	$623,330

	Three Months Ended March 27, 2021
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$132,437	$—	$—	$132,437
Electronics – Semiconductor	154,098	—	—	154,098
Passenger Car Products	—	67,901	—	67,901
Automotive Sensors	—	28,284	—	28,284
Commercial Vehicle Products	—	32,344	—	32,344
Industrial Products			48,730	48,730
Total	$286,535	$128,529	$48,730	$463,794

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash at April 2, 2022 and January 1, 2022 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

(in thousands)	April 2, 2022	January 1, 2022
Cash and cash equivalents	$461,617	$478,473
Restricted cash included in prepaid expenses and other current assets	1,745	2,718
Restricted cash included in other long-term assets	1,609	$1,645
Total cash, cash equivalents and restricted cash	$464,971	$482,836

Recently Adopted Accounting Standards

In November 2021, the Financial Accounting Standards Board ("FASB") issued ASU No. 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance". The standard, requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: 1) Information about the nature of the transactions and the related accounting policy used to account for the transactions; 2) The line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; 3) Significant terms and conditions of the transactions, including commitments and contingencies. The guidance is effective for fiscal years beginning after December 15, 2021 with early adoption permitted. The adoption of ASU 2021-10 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". The standard requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance is effective for fiscal years beginning after December 15, 2022 with early adoption permitted. The Company does not expect a material impact from the adoption of this guidance on the Company's Condensed Consolidated Financial Statements.

2. Acquisitions

The Company accounts for acquisitions using the acquisition method in accordance with ASC 805, “Business Combinations,” in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition. The operating results of the acquired business are included in the Company’s Consolidated Financial Statements from the date of the acquisition.

Carling Technologies

On November 30, 2021, the Company completed the previously announced acquisition of Carling Technologies, Inc. (“Carling”), pursuant to the Stock Purchase Agreement, dated as of October 19, 2021. Founded in 1920, Carling has a leading position in switching and circuit protection technologies with a strong global presence in commercial vehicle, marine and datacom/telecom infrastructure markets. At the time of acquisition, Carling had annualized sales of approximately $170 million. The business is headquartered in Plainville, Connecticut, with offices and facilities located around the world and is reported as part of the commercial vehicle business within the Company's Transportation segment. The purchase price for Carling Technologies was approximately $315.5 million subject to a working capital adjustment.

The acquisition was funded with cash on hand. The total purchase consideration of $313.6 million, net of cash, has been allocated, on a preliminary basis, to assets acquired and liabilities assumed, as of the completion of the acquisition, based on preliminary estimated fair values. The purchase consideration will be adjusted for an additional $0.5 million associated with the final working capital adjustment, which will be settled in the second quarter of 2022. The purchase price allocation is preliminary because the evaluations necessary to assess the fair values of the net assets acquired are still in process. The primary areas that are not yet finalized relate to the completion of the valuations of certain property, plant and equipment and acquired income tax assets and liabilities. As a result, these allocations are subject to change during the purchase price allocation period as the valuations are finalized.

The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the Carling acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$313,583
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables, net	26,129
Inventories	56,657
Other current assets	3,454
Property, plant, and equipment	58,315
Intangible assets	125,890
Goodwill	97,553
Other non-current assets	4,007
Current liabilities	(22,288)
Other non-current liabilities	(36,134)
$313,583

All Carling goodwill, other assets and liabilities were recorded in the Transportation segment and are reflected in the Americas, Europe and Asia-Pacific geographic areas. The goodwill resulting from this acquisition consists largely of the Company’s expected future product sales and synergies from combining Carling’s products and technology with the Company’s existing commercial vehicle products portfolio. Goodwill resulting from the Carling acquisition is not expected to be deductible for tax purposes.

During the three months ended April 2, 2022, the Company made adjustments to reduce the fair value of fixed assets of $6.0 million, inventories of $0.8 million, net accounts receivable of $0.6 million and increase in accrued liabilities of $0.5 million. As a result of these adjustments along with a corresponding reduction of deferred tax liabilities of $1.6 million, goodwill was increased by $5.2 million.

As required by purchase accounting rules, the Company recorded a $6.4 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up was amortized as a non-cash charge to cost of sales during the fourth quarter of 2021 and first quarter of 2022, as the acquired inventory was sold, and reflected as other non-segment costs. The Company recognized a non-cash charge of $4.8 million to cost of sales during the three months ended April 2, 2022.

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

The total purchase consideration of $108.5 million, net of cash, cash equivalents, and restricted cash has been allocated to assets acquired and liabilities assumed, as of the completion of the acquisition, based on estimated fair values. The purchase consideration is subject to change for the final working capital adjustments. As of April 2, 2022, the Company had restricted cash of $1.7 million in an escrow account for general indemnification purposes.

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

The Company recorded a $6.8 million step-up of inventory to its fair value as of the acquisition date. The step-up was amortized as a non-cash charge to cost of sales during the first and second quarters of 2021, as the acquired inventory was sold, and is reflected as other non-segment costs. During the three months ended March 27, 2021, the Company recognized a charge of $3.5 million for the amortization of this fair value inventory step-up.

During the three months ended March 27, 2021, the Company incurred approximately $0.7 million of legal and professional fees related to this acquisition recognized as Selling, general, and administrative expenses. These costs were reflected as other non-segment costs.

Pro Forma Results
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company, Hartland and Carling as though the acquisitions had occurred as of December 29, 2019. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the Hartland and Carling acquisitions occurred as of December 29, 2019 or of future consolidated operating results.

	For the Three Months Ended
(in thousands, except per share amounts)	April 2, 2022	March 27, 2021
Net sales	$623,330	$517,399
Income before income taxes	138,894	78,595
Net income	121,238	62,573
Net income per share — basic	4.91	2.57
Net income per share — diluted	4.85	2.55

Pro forma results presented above primarily reflect the following adjustments:

	For the Three Months Ended
(in thousands)	April 2, 2022	March 27, 2021
Amortization(a)	$—	$(2,601)
Depreciation	—	(43)
Transaction costs(b)	—	707
Amortization of inventory step-up(c)	4,769	3,490
Income tax expense of above items	(1,049)	(309)
(a)The amortization adjustment for the three months ended March 27, 2021 primarily reflects incremental amortization resulting from the measurement of intangibles at their fair values.
(b)The transaction cost adjustments reflect the reversal of certain legal and professional fees from the three months ended March 27, 2021.
(c)The amortization of inventory step-up adjustment reflects the reversal of the amount recognized during three months ended April 2, 2022 and the recognition of the amortization during 2020. The inventory step-up was amortized over four months as the inventory was sold.

3. Inventories

The components of inventories at April 2, 2022 and January 1, 2022 are as follows:

(in thousands)	April 2, 2022	January 1, 2022
Raw materials	$197,628	$168,409
Work in process	122,324	117,506
Finished goods	187,477	195,656
Inventory reserves	(36,877)	(35,900)
Total	$470,552	$445,671

4. Property, Plant, and Equipment

The components of net property, plant, and equipment at April 2, 2022 and January 1, 2022 are as follows:

(in thousands)	April 2, 2022	January 1, 2022
Land and land improvements	$23,153	$23,470
Building and building improvements	177,453	151,297
Machinery and equipment	770,642	779,559
Accumulated depreciation	(529,226)	(516,437)
Total	$442,022	$437,889

The Company recorded depreciation expense of $15.6 million and $13.7 million for the three months ended April 2, 2022 and March 27, 2021, respectively.

5. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill by segment for the three months ended April 2, 2022 are as follows:

(in thousands)	Electronics	Transportation	Industrial	Total
Net book value of goodwill as of January 1, 2022
Gross goodwill as of January 1, 2022	$660,245	$228,555	$86,232	$975,032
Accumulated impairment losses as of January 1, 2022	—	(36,177)	(9,065)	(45,242)
Total	660,245	192,378	77,167	929,790
Changes during 2022:
Additions(a)	—	5,187	—	5,187
Currency translation	(6,746)	(1,610)	111	(8,245)
Net book value of goodwill as of April 2, 2022
Gross goodwill as of April 2, 2022	653,499	231,733	86,517	971,749
Accumulated impairment losses as of April 2, 2022	—	(35,778)	$(9,239)	(45,017)
Total	$653,499	$195,955	$77,278	$926,732
(a) The additions resulted from the acquisition of Carling.

The components of other intangible assets as of April 2, 2022 and January 1, 2022 are as follows:

	As of April 2, 2022
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$19,562	$2,019	$17,543
Patents, licenses and software	163,214	103,649	59,565
Distribution network	43,239	40,991	2,248
Customer relationships, trademarks, and tradenames	483,872	171,373	312,499
Total	$709,887	$318,032	$391,855

	As of January 1, 2022
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$19,542	$1,906	$17,636
Patents, licenses and software	164,556	101,307	63,249
Distribution network	43,361	40,591	2,770
Customer relationships, trademarks, and tradenames	487,710	164,239	323,471
Total	$715,169	$308,043	$407,126

During the three months ended April 2, 2022 and March 27, 2021, the Company recorded amortization expense of $12.7 million and $10.5 million, respectively.

Estimated annual amortization expense related to intangible assets with definite lives as of April 2, 2022 is as follows:

(in thousands)	Amount
2022	$49,911
2023	45,302
2024	41,899
2025	41,426
2026	32,955
2027 and thereafter	193,086
Total	$404,579

6. Accrued Liabilities

The components of accrued liabilities as of April 2, 2022 and January 1, 2022 are as follows:

(in thousands)	April 2, 2022	January 1, 2022
Employee-related liabilities	$55,410	$92,018
Operating lease liability	9,748	9,018
Other non-income taxes	6,252	4,280
Professional services	5,840	4,299
Restructuring liability	2,882	2,944
Interest	2,594	4,402
Deferred revenue	1,216	1,105
Other	43,069	41,623
Total	$127,011	$159,689

Employee-related liabilities consist primarily of payroll, sales commissions, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other client-related liabilities.

7. Restructuring, Impairment, and Other Charges

The Company recorded restructuring, impairment and other charges for the three months ended April 2, 2022 and March 27, 2021 as follows:

	Three months ended April 2, 2022
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$205	$—	$—	$205
Other restructuring charges	—	13	—	13
Total restructuring charges	205	13	—	218
Total	$205	$13	$—	$218

	Three months ended March 27, 2021
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$257	$—	$163	$420
Other restructuring charges	—	17	—	17
Total restructuring charges	257	17	163	437
Total	$257	$17	$163	$437

2022
For the three months ended April 2, 2022, the Company recorded total restructuring charges of $0.2 million, primarily for employee termination costs. These charges are primarily related to the reorganization of certain manufacturing, selling and administrative functions within the Electronics segment.

2021
For the three months ended March 27, 2021, the Company recorded total restructuring charges of $0.4 million, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions within the Electronics and Industrial segments.

The restructuring liability as of both April 2, 2022 and January 1, 2022 is $2.9 million. The restructuring liability is included within accrued liabilities in the Condensed Consolidated Balance Sheets. The Company anticipates the remaining payments associated with employee terminations will primarily be completed in fiscal year 2022.

8. Debt

The carrying amounts of debt at April 2, 2022 and January 1, 2022 are as follows:

(in thousands)	April 2, 2022	January 1, 2022
Revolving Credit Facility	$100,000	$100,000
Euro Senior Notes, Series A due 2023	129,478	132,444
Euro Senior Notes, Series B due 2028	105,132	107,540
U.S. Senior Notes, Series A due 2022	—	25,000
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	50,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
Other	—	—
Unamortized debt issuance costs	(2,869)	(3,087)
Total debt	606,741	636,897
Less: Current maturities	—	(25,000)
Total long-term debt	$606,741	$611,897

Revolving Credit Facility

On April 3, 2020, the Company amended its Credit Agreement to effect certain changes, including, among others: (i) eliminating the $200.0 million unsecured term loan credit facility, the remaining outstanding balance ($140.0 million) of which was repaid in full on April 3, 2020 through the revolving credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company; (iii) modifying performance-based interest rate margins and undrawn fees; and (iv) extending the maturity date to April 3, 2025. The amended Credit Agreement also allows the Company to increase the size of the revolving credit facility or enter into one or more tranches of term loans if there is no event of default and the Company is in compliance with certain financial covenants. The balance under the facility was $100.0 million as of April 2, 2022.

Outstanding borrowings under the amended Credit Agreement bears interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six-month periods, plus 1.25% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.25% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the credit agreement ranging from 0.125% to 0.20%, based on the Consolidated Leverage Ratio, as defined in the agreement. The amended Credit Agreement includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 1.71% on April 2, 2022.

As of April 2, 2022, the Company had no amount outstanding in letters of credit and had available $600.0 million of borrowing capacity under the Revolving Credit Facility. As of April 2, 2022, the Company was in compliance with all covenants under the Credit Agreement.

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

On December 8, 2016, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold $125 million aggregate principal amount of senior notes in two series. On February 15, 2017, $25 million in aggregate principal amount of 3.03% Senior Notes, Series A, due February 15, 2022 (“U.S. Senior Notes, Series A due 2022”), and $100 million in aggregate principal amount of 3.74% Senior Notes, Series B, due February 15, 2027 (“U.S. Senior Notes, Series B due 2027”) (together, the “U.S. Senior Notes due 2022 and 2027”) were funded. Interest on the U.S. Senior Notes due 2022 and 2027 is

payable semiannually on February 15 and August 15, commencing August 15, 2017. During the three months ended April 2, 2022, the Company paid $25.0 million of U.S. Senior Notes, Series A due on February 15, 2022.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At April 2, 2022, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $6.0 million and $6.2 million for the three months ended April 2, 2022 and March 27, 2021, respectively.

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

Investments in Equity Securities

Investments in equity securities listed on a national market or exchange are valued at the last sales price and classified within Level 1 of the valuation hierarchy and recorded in Investments and Other long-term assets.

Mutual Funds

The Company has a non-qualified Supplemental Retirement and Savings Plan which provides additional retirement benefits for certain management employees and named executive officers by allowing participants to defer a portion of their annual compensation. The Company maintains accounts for participants through which participants make investment elections. The marketable securities are classified as Level 1 under the fair value hierarchy as they are maintained in mutual funds with readily determinable fair value and recorded in Other long-term assets.

There were no changes during the quarter ended April 2, 2022 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of April 2, 2022 and January 1, 2022, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of April 2, 2022:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$12,476	$—	$—	$12,476
Investments in equity securities	20,864	—	—	20,864
Mutual funds	15,546	—	—	15,546
Total	$48,886	$—	$—	$48,886

The following table presents assets measured at fair value by classification within the fair value hierarchy as of January 1, 2022:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$12,475	$—	$—	$12,475
Investments in equity securities	26,070	—	—	26,070
Mutual funds	15,021	—	—	15,021
Total	$53,566	$—	$—	$53,566

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s revolving credit facilities’ fair values approximate book value at April 2, 2022 and January 1, 2022, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of April 2, 2022 and January 1, 2022 were as follows:

	April 2, 2022		January 1, 2022
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series A due 2023	$129,478	$129,149	$132,444	$134,119
Euro Senior Notes, Series B due 2028	105,132	101,072	107,540	110,837
USD Senior Notes, Series A due 2022	—	—	25,000	25,055
USD Senior Notes, Series B due 2027	100,000	98,501	100,000	104,828
USD Senior Notes, Series A due 2025	50,000	49,284	50,000	51,720
USD Senior Notes, Series B due 2030	125,000	122,010	125,000	131,837

10. Benefit Plans

The Company has company-sponsored defined benefit pension plans covering employees in the U.K., Germany, the Philippines, China, Japan, Mexico, Italy and France. The amount of the retirement benefits provided under the plans is based on years of service and final average pay.

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other expense (income), net in the Condensed Consolidated Statements of Net Income. The components of net periodic benefit cost for the three months ended April 2, 2022 and March 27, 2021 were as follows:

	For the Three Months Ended
(in thousands)	April 2, 2022	March 27, 2021
Components of net periodic benefit cost:
Service cost	$768	$702
Interest cost	644	440
Expected return on plan assets	(403)	(367)
Amortization of prior service and net actuarial loss	101	331
Net periodic benefit cost	$1,110	$1,106

The Company expects to make approximately $2.6 million of contributions to the plans and pay $1.8 million of benefits directly in 2022.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. The Company recorded expense of $0.5 million for both the three months ended April 2, 2022 and March 27, 2021, respectively, in Cost of Sales and Other expense (income), net within the Condensed Consolidated Statements of Net Income. For the three months ended April 2, 2022 and March 27, 2021, the pre-tax amounts recognized in other comprehensive income (loss) as components of net periodic benefit costs for these plans were $0.1 million and $0.2 million, respectively.

11. Other Comprehensive (Loss) Income

Changes in other comprehensive income (loss) by component were as follows:

(in thousands)	Three Months Ended April 2, 2022			Three Months Ended March 27, 2021
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$323	$13	$310	$506	$52	$454
Foreign currency translation adjustments (1)	(3,215)	(702)	(2,513)	(5,325)	—	(5,325)
Total change in other comprehensive (loss) income	$(2,892)	$(689)	$(2,203)	$(4,819)	$52	$(4,871)
(1) The tax shown above within the foreign currency translation adjustments is the U.S. tax associated with the foreign currency translation adjustments of earnings of non-U.S. subsidiaries which have been previously taxed in the U.S. and are not permanently reinvested.

The following tables set forth the changes in accumulated other comprehensive (loss) by component for the three months ended April 2, 2022 and March 27, 2021:

(in thousands)	Defined benefit pension plan and other adjustments	Foreign currency translation adjustment	Accumulated other comprehensive (loss)
Balance at January 1, 2022	$(11,928)	$(61,535)	$(73,463)
Activity in the period	310	(2,513)	(2,203)
Balance at April 2, 2022	$(11,618)	$(64,048)	$(75,666)

(in thousands)	Defined benefit pension plan and other adjustments	Foreign currency translation adjustment	Accumulated other comprehensive (loss)
Balance at December 26, 2020	$(34,141)	$(57,016)	$(91,157)
Activity in the period	454	(5,325)	(4,871)
Balance at March 27, 2021	$(33,687)	$(62,341)	$(96,028)

Amounts reclassified from accumulated other comprehensive (loss) to earnings for the three months ended April 2, 2022 and March 27, 2021 were as follows:

	Three Months Ended
(in thousands)	April 2, 2022	March 27, 2021
Pension and Postemployment plans:
Amortization of prior service and net actuarial loss	$197	$504

The Company recognizes the amortization of prior service costs in Other expense (income), net within the Condensed Consolidated Statements of Net Income.

12. Income Taxes

The effective tax rate for the three months ended April 2, 2022 was 12.4%, compared to the effective tax rate for the three months ended March 27, 2021 of 20.6%. The effective tax rate for the first quarter of 2022 is lower than the effective tax rate for the comparable 2021 period, primarily due to a one-time deduction that resulted from the dissolution of one of the Company’s affiliates, which resulted in a net benefit of $7.2 million. The effective tax rate for the 2022 period is lower than the applicable U.S. statutory tax rate due to a one-time deduction that resulted from the dissolution of one of the Company’s affiliates, as well as the forecasted impact of income earned in lower tax jurisdictions. The effective tax rate for the comparable 2021 period is approximately the same as the applicable U.S. statutory tax rate.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
(in thousands, except per share amounts)	April 2, 2022	March 27, 2021
Numerator:
Net income as reported	$117,518	$57,713

Denominator:
Weighted average shares outstanding
Basic	24,689	24,532
Effect of dilutive securities	292	360
Diluted	24,981	24,892

Earnings Per Share:
Basic earnings per share	$4.76	$2.35
Diluted earnings per share	$4.70	$2.32

Potential shares of common stock relating to stock options and restricted share units excluded from the earnings per share calculation because their effect would be anti-dilutive were 57,928 and 15 for the three months ended April 2, 2022 and March 27, 2021, respectively.

Share Repurchase Program

On April 28, 2021, the Company announced that the Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program.

The Company did not repurchase any shares of its common stock for the three months ended April 2, 2022, and March 27, 2021.

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

	Three Months Ended April 2, 2022			Three Months Ended March 27, 2021
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$—	$—	$—	$0.2	$—	$—
Purchase material/service from related party	0.2	0.1	2.9	1.1	0.1	3.0

	April 2, 2022			January 1, 2022
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Accounts payable balance	—	—	2.0	—	—	1.8

15. Segment Information

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

•Transportation Segment: Consists of a wide range of circuit protection, power control and sensing technologies for global original equipment manufacturers (“OEMs”), Tier-one suppliers and parts and aftermarket distributors in passenger vehicle, heavy-duty truck, off-road vehicle, material handling, agricultural, construction and other commercial vehicle end markets. Passenger vehicle products are used in internal combustion engine, hybrid and electric vehicles including blade fuses, battery cable protectors, resettable fuses, high-current fuses, high-voltage fuses, and sensor products designed to monitor the occupant’s safety and environment as well as the vehicle’s powertrain. Commercial vehicle products include fuses, switches, circuit breakers, relays, and power distribution modules and units used in applications serving a number of end markets, including heavy-duty truck, construction, agriculture, material handling and marine.

•Industrial Segment: Consists of industrial circuit protection (industrial fuses), industrial controls (protection relays, contactors, and transformers) and temperature sensors for use in various applications such as renewable energy and energy storage systems, electric vehicle infrastructure, HVAC systems, industrial safety, non-residential construction, MRO, mining and industrial automation.

Segment information is summarized as follows:

	Three Months Ended
(in thousands)	April 2, 2022	March 27, 2021
Net sales
Electronics	$365,821	$286,535
Transportation	184,504	128,529
Industrial	73,005	48,730
Total net sales	$623,330	$463,794

Depreciation and amortization
Electronics	$15,393	$15,381
Transportation	10,744	7,073
Industrial	2,161	1,744
Total depreciation and amortization	$28,298	$24,198

Operating income
Electronics	$120,577	$55,523
Transportation	26,308	20,316
Industrial	12,505	3,506
Other(a)	(8,800)	(2,864)
Total operating income	150,590	76,481
Interest expense	4,302	4,673
Foreign exchange loss	7,736	6,837
Other expense (income), net	4,427	(7,737)
Income before income taxes	$134,125	$72,708

(a) Included in “Other” Operating income for the first quarter of 2022 was $4.8 million of purchase accounting inventory step-up charges, $3.8 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, and $0.2 million of restructuring, impairment and other charges, primarily related to employee termination costs. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion.

Included in “Other” Operating income for the 2021 first quarter was $3.5 million of purchase accounting inventory step-up charges, $0.8 million of legal and professional fees and other integration expenses related to Hartland and other contemplated acquisitions, and $0.4 million of restructuring, impairment and other charges, primarily related to employee termination costs. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, there was a gain of $1.9 million from the sale of a building within the Electronics segment.

The Company’s net sales by country were as follows:

	Three Months Ended
(in thousands)	April 2, 2022	March 27, 2021
Net sales
United States	$220,238	$130,931
China	164,782	139,158
Other countries(a)	238,310	193,705
Total net sales	$623,330	$463,794

 The Company’s long-lived assets by country were as follows:

(in thousands)	April 2, 2022	January 1, 2022
Long-lived assets
United States	$65,163	$57,923
China	117,403	122,867
Mexico	107,120	107,283
Germany	38,044	39,055
Philippines	78,918	74,918
Other countries(a)	35,374	35,843
Total long-lived assets	$442,022	$437,889

The Company’s additions to long-lived assets by country were as follows:

	Three Months Ended
(in thousands)	April 2, 2022	March 27, 2021
Additions to long-lived assets
United States	$3,174	$683
China	6,949	2,142
Mexico	7,918	6,121
Germany	918	593
Philippines	6,970	2,443
Other countries(a)	1,561	754
Total additions to long-lived assets	$27,490	$12,736

(a)Each country included in other countries is less than 10% of net sales.

16. Subsequent events

On April 8, 2022, the Company announced that it had entered into a definitive agreement to acquire C&K Switches (“C&K”) for $540 million in cash, subject to a working capital adjustment. Founded in 1928, C&K Switches is a leading designer and manufacturer of high-performance electromechanical switches and interconnect solutions with a strong global presence across a broad range of end markets, including industrial, transportation, aerospace, and datacom. At the time the Company and C&K entered into the definitive agreement, C&K had annualized sales of over $200 million. The business is headquartered in Waltham, Massachusetts, with facilities located around the world and will be reported as part of the Electronics-Passive Products and Sensors business within the Company's Electronics segment. The transaction is subject to customary closing conditions and regulatory approvals, and is expected to close during the second quarter of 2022. The Company expects to finance the transaction through a combination of cash on hand and debt.

On April 12, 2022, the Company acquired Embed Ltd. (“Embed”). Founded in 2005, Embed is a proven provider of embedded software and firmware developed for a broad range of applications serving transportation end markets. The business is headquartered in Coventry, United Kingdom, and will be included in the Commercial Vehicle business within the Company's Transportation segment. The acquisition was funded with the Company’s cash on hand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).

Certain statements in this section and other parts of this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the federal securities laws and are entitled to the safe-harbor provisions of the PSLRA. These statements include statements regarding the Company’s future performance, as well as management's expectations, beliefs, intentions, plans, estimates or projections relating to the future. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy, although not all forward-looking statements contain such terms. The Company cautions that forward-looking statements, which speak only as of the date they are made, are subject to risks, uncertainties and other factors, and actual results and outcomes may differ materially from those indicated or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks and uncertainties relating to general economic conditions; the severity and duration of the coronavirus disease 2019 ("COVID-19") pandemic and the measures taken in response thereto and the effects of those items on the Company’s business; product demand and market acceptance; economic conditions; the impact of competitive products and pricing; product quality problems or product recalls; capacity and supply difficulties or constraints; coal mining exposures reserves; cybersecurity matters; failure of an indemnification for environmental liability; exchange rate fluctuations; commodity price fluctuations; the effect of the Company's accounting policies; labor disputes; restructuring costs in excess of expectations; pension plan asset returns less than assumed; uncertainties related to political or regulatory changes; integration of acquisitions may not be achieved in a timely manner, or at all; and other risks that may be detailed in Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended January 1, 2022, and the Company's other filings and submissions with the Securities and Exchange Commission. The Company does not undertake any obligation to update or revise any forward-looking statements to reflect future events or circumstances, new information or otherwise.

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with information provided in the consolidated financial statements and the related Notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended January 1, 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, the consolidated financial statements and the accompanying notes. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) the consolidated financial statements, (ii) the changes in certain key items within those financial statements from year-to-year, (iii) the primary factors that contributed to those changes, and (iv) any changes in known trends or uncertainties that the Company is aware of and that may have a material effect on future performance. In addition, MD&A provides information about the Company’s segments and how the results of those segments impact the results of operations and financial condition as a whole.

Executive Overview

Founded in 1927, Littelfuse is an industrial technology manufacturing company empowering a sustainable, connected, and safer world. Across more than 15 countries, and with 17,000 global associates, we partner with customers to design and deliver innovative, reliable solutions. Serving over 100,000 end customers, our products are found in a variety of industrial, transportation and electronics end markets – everywhere, every day.

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

Executive Summary

For the first quarter of 2022, the Company recognized net sales of $623.3 million, an increase of $159.5 million, or 34.4% as compared to $463.8 million in the first quarter of 2021. The increase was primarily driven by higher volumes in the Electronics and Industrial segments and $55.8 million or 12.0% of net sales from the Carling acquisition within the Transportation segment. The Company recognized net income of $117.5 million, or $4.70 per diluted share, in the first quarter of 2022 compared to $57.7 million, or $2.32 per diluted share in the first quarter of 2021. The increase in net income reflects higher operating income of $74.1 million primarily due to an increase in operating income of $65.1 million in the Electronics segment.

Supply chain constraints, including transportation capacity shortages have and are expected to continue to impact the Company, its suppliers and its customers. This has resulted in higher transportation and input costs incurred by the Company.

Net cash provided by operating activities was $51.7 million for the three months ended April 2, 2022 as compared to $50.2 million for the three months ended March 27, 2021. The slight increase in net cash provided by operating activities was primarily due to higher cash earnings, largely offset by increases in working capital resulting from higher sales growth and higher annual incentive bonus payments made in 2022 as compared to 2021.

On April 8, 2022, the Company announced that it had entered into a definitive agreement to acquire C&K Switches (“C&K”) for $540 million in cash, subject to a working capital adjustment. Founded in 1928, C&K Switches is a leading designer and manufacturer of high-performance electromechanical switches and interconnect solutions with a strong global presence across a broad range of end markets, including industrial, transportation, aerospace, and datacom.At the time the Company and C&K entered into the definitive agreement, C&K had annualized sales of over $200 million. The business is headquartered in Waltham, Massachusetts, with facilities located around the world and will be reported as part of the Electronics-Passive Products and Sensors within the Company's Electronics Segment. The transaction is subject to customary closing conditions and regulatory approvals, and is expected to close during the second quarter of 2022. The Company expects to finance the transaction through a combination of cash on hand and debt.

Impact of COVID-19 on Business

The effects from COVID-19 continue to drive higher ongoing costs including spending on personal protective equipment ("PPE"), additional personnel and employee transportation costs, and manufacturing inefficiencies as well as an increase in material costs and transportation costs due to global supply chain and logistics constraints around the world.

During the first quarter of 2022, the Company's manufacturing facilities were operational and were generally running at normal capacity levels. However, the recent outbreak of COVID-19 in China in late March has resulted in the temporary shut-down of certain of the Company's China manufacturing facilities throughout April. The Company is focused on the safety and well-being of its employees and actively monitoring the current situation. The Company is not currently able to determine the duration of the temporary shut-down, the impact on its customers, suppliers and transportation in and out of China or the potential financial impact on the Company's 2022 financial results.

The Company anticipates that the disruptions caused by COVID-19 may continue to impact its business activity for the foreseeable future. It is currently difficult to estimate the magnitude of the COVID-19 disruption, if future disruptions will occur due to a resurgence in COVID-19 cases and its impact on the Company's employees, customers, suppliers and vendors. The Company will continue to actively monitor the situation and may take further actions altering its business operations that the Company determines are in the best interests of its employees, customers, partners, suppliers, and other stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on the Company's business and operations, including the effects on its customers, employees, and prospects, or on the Company's financial results for the fiscal year 2022.

Risks Related to Market Conditions

The Company continues to operate in a more volatile macro environment given events related to the war in Ukraine. The company does not have any direct operations in Ukraine or Russia. The war has had a modest impact on the Company, including higher transportation costs due to the Company modifying its shipping logistics as well as suspending sales into and purchases from Russia. Additionally, the war has impacted certain OEM customers who have had lower production levels due to shut-downs and ongoing material shortages.

Results of Operations

The following table summarizes the Company’s unaudited condensed consolidated results of operations for the periods presented. The first quarter of 2022 includes $4.8 million of purchase accounting inventory step-up charges, $3.8 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, and $0.2 million of restructuring, impairment and other charges, primarily related to employee termination costs. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion.

The first quarter of 2021 includes $3.5 million of purchase accounting inventory step-up charges, $0.8 million of legal and professional fees and other integration expenses related to Hartland and other contemplated acquisitions and $0.4 million of restructuring, impairment and other charges, primarily related to employee termination costs. In addition, there was a gain of $1.9 million from the sale of a building within the Electronics segment.

	First Quarter
(in thousands)	2022	2021	Change	% Change
Net sales	$623,330	$463,794	$159,536	34.4%
Cost of sales	364,734	303,328	61,406	20.2%
Gross profit	258,596	160,466	98,130	61.2%
Operating expenses	108,006	83,985	24,021	28.6%
Operating income	150,590	76,481	74,109	96.9%
Income before income taxes	134,125	72,708	61,417	84.5%
Income taxes	16,607	14,995	1,612	10.8%
Net income	$117,518	$57,713	$59,805	103.6%

Net Sales

Net sales increased $159.5 million, or 34.4%, including $55.8 million or 12.0% from the Carling acquisition within the Transportation segment and $8.6 million or 1.9% of unfavorable changes in foreign exchange rates for the first quarter of 2022 compared to the first quarter of 2021. The remaining increase was primarily driven by growth across the Company's Electronics and Industrial segments, which had sales increases of $79.3 million and $24.3 million, respectively. The increase within the Electronics segment was led by continued broad-based demand across electronics, transportation and industrial end markets. The increase in the Industrial segment was driven across all businesses within the segment.

Cost of Sales

Cost of sales was $364.7 million, or 58.5% of net sales, in 2022, compared to $303.3 million, or 65.4% of net sales, in 2021. The increase in cost of sales was primarily due to greater volume across the Electronics and Industrial segments driven by the factors discussed above along with the acquisition of Carling. As a percent of net sales, cost of sales decreased 6.9% driven by volume leverage and favorable product mix predominantly in the Electronics segment, partially offset by higher transportation, duty and tariff charges of 0.9%, and higher commodity costs.

Gross Profit

Gross profit was $258.6 million, or 41.5% of net sales, in the first quarter of 2022 compared to $160.5 million, or 34.6% of net sales, for the first quarter of 2021. The $98.1 million increase in gross profit was primarily due to higher volume in the Electronics segment. The increase in gross margin of 6.9% was primarily driven by volume leverage and favorable product mix within the Electronics segment and higher prices, partially offset by higher transportation, duty and tariff charges as a percent of net sales of 0.9%, and higher commodity costs.

Operating Expenses

Total operating expenses were $108.0 million, or 17.3% of net sales, for the first quarter of 2022 compared to $84.0 million, or 18.1% of net sales, for the first quarter of 2021. The increase in operating expenses of $24.0 million was primarily due to the higher selling, general, and administrative expenses of $17.2 million largely due to the Carling acquisition and increased acquisition-related expenses of $3.0 million, higher research and development expenses of $4.8 million, and higher amortization expense of $2.2 million due to the Carling acquisition.

Operating Income

Operating income was $150.6 million, an increase of $74.1 million, or 96.9%, for the first quarter of 2022 compared to $76.5 million for the first quarter of 2021. The increase in operating income was due to higher gross profit from all segments, particularly in the Electronics segment, partially offset by higher operating expenses as noted above. Operating margins increased from 16.5% in the first quarter of 2021 to 24.2% in the first quarter of 2022 driven by the factors mentioned above.

Income Before Income Taxes

Income before income taxes was $134.1 million, or 21.5% of net sales, for the first quarter of 2022 compared to $72.7 million, or 15.7% of net sales, for the first quarter of 2021. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily impacted by $4.7 million of unrealized losses associated with the Company's equity investment in the first quarter of 2022 compared to unrealized gains of $7.5 million from the Company's equity investment in the first quarter of 2021, and higher foreign exchange losses of $0.9 million.

Income Taxes

Income tax expense for the first quarter of 2022 was $16.6 million, or an effective tax rate of 12.4%, compared to $15.0 million, or an effective tax rate of 20.6%, for the first quarter of 2021. The effective tax rate for the first quarter of 2022 is lower than the effective tax rate for the comparable 2021 period, primarily due to a one-time deduction that resulted from the dissolution of one of the Company’s affiliates, which resulted in a net benefit of $7.2 million for the first quarter of 2022. The effective tax rate for the 2022 period is lower than the applicable U.S. statutory tax rate due to the one-time deduction that resulted from the dissolution of one of the Company’s affiliates that is referred to in the preceding sentence, as well as the forecasted impact of income earned in lower tax jurisdictions. The effective tax rate for the comparable 2021 period is approximately the same as the applicable U.S. statutory tax rate.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Transportation and Industrial. Segment information is described more fully in Note 15, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales by segment:

	First Quarter
(in thousands)	2022	2021	Change	% Change
Electronics	$365,821	$286,535	$79,286	27.7%
Transportation	184,504	128,529	55,975	43.6%
Industrial	73,005	48,730	24,275	49.8%
Total	$623,330	$463,794	$159,536	34.4%

Electronics Segment

Net sales increased $79.3 million, or 27.7%, in the first quarter of 2022 compared to the first quarter of 2021 and included unfavorable changes in foreign exchange rates of $4.8 million. The sales increase was primarily due to increased volume for the semiconductor and electronics products businesses of $41.8 million and $37.5 million, respectively, led by continued broad-based demand across electronics, transportation and industrial end markets.

Transportation Segment

Net sales increased $56.0 million, or 43.6%, in the first quarter of 2022 compared to the first quarter of 2021 and included unfavorable changes in foreign exchange rates of $3.6 million. The sales increase was primarily due to the acquisition of Carling which contributed net sales of $55.8 million. Net sales in the commercial vehicle business increased by $61.5 million, largely due to the Carling acquisition noted previously and continued demand across a number of commercial vehicle end markets. The passenger car products and automotive sensors businesses had sales decreases of $3.4 million and $2.1 million, respectively, driven by a decline in global car build compared to the same quarter last year largely due to supply chain constraints and OEM shut downs caused by market shortages of semiconductor chips as well as a reduction of demand in Europe due to Ukraine/Russia conflict partially offset by greater content growth from vehicle mix and electric vehicles.

Industrial Segment

Net sales increased by $24.3 million, or 49.8%, in the first quarter of 2022 compared to the first quarter of 2021, which included unfavorable changes in foreign exchange rates of $0.2 million. The increase in net sales was primarily due to higher volume and demand across product lines in industrial safety, HVAC, renewables, nonresidential construction, and industrial maintenance, repair, and operations end markets and incremental net sales of $9.1 million or 18.6% from the Hartland acquisition.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	First Quarter
(in thousands)	2022	2021	Change	% Change
Asia-Pacific	$260,218	$212,185	$48,033	22.6%
Americas	237,230	152,906	84,324	55.1%
Europe	125,882	98,703	27,179	27.5%
Total	$623,330	$463,794	$159,536	34.4%

Asia-Pacific

Net sales increased $48.0 million, or 22.6%, in the first quarter of 2022 compared to the first quarter of 2021 and included unfavorable changes in foreign exchange rates of $1.1 million. The increase in net sales was primarily due to higher volume across all businesses within the Electronics segment and incremental sales from the Carling acquisition included in the commercial vehicle products business within the Transportation segment compared to the first quarter of 2021.

Americas

Net sales increased $84.3 million, or 55.1%, in the first quarter of 2022 compared to the first quarter of 2021 and included unfavorable changes in foreign exchange rates of $0.1 million. The increase in net sales was primarily due to incremental sales from the Carling acquisition included in the commercial vehicle products business within the Transportation segment and higher volume from all businesses within the Electronics and Industrial segments compared to the first quarter of 2021.

Europe

Net sales increased $27.2 million, or 27.5%, in the first quarter of 2022 compared to the first quarter of 2021 and included unfavorable changes in foreign exchange rates of $7.4 million. The increase in net sales was primarily due to increased volume across all businesses within the Electronics segment and incremental sales from the Carling acquisition included in the commercial vehicle products business within the Transportation segment compared to the first quarter of 2021.

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

Cash and cash equivalents were $461.6 million as of April 2, 2022, a decrease of $16.9 million as compared to January 1, 2022. As of April 2, 2022, $145.3 million of the Company's $461.6 million cash and cash equivalents was held by U.S. subsidiaries.

Revolving Credit Facility

On April 3, 2020, the Company amended its Credit Agreement to effect certain changes, including, among others: (i) eliminating the $200.0 million unsecured term loan credit facility, the remaining outstanding balance ($140.0 million) of which was repaid in full on April 3, 2020 through the revolving credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company; (iii) modifying performance-based interest rate margins and undrawn fees; and (iv) extending the maturity date to April 3, 2025. The amended Credit Agreement also allows the Company to increase the size of the revolving credit facility or enter into one or more tranches of term loans if there is no event of default and the Company is in compliance with certain financial covenants. The balance under the facility was $100.0 million as of April 2, 2022.

Outstanding borrowings under the amended Credit Agreement bears interest, at the Company’s option, at either LIBOR, fixed for interest periods of one, two, three or six-month periods, plus 1.25% to 2.00%, or at the bank’s Base Rate, as defined, plus 0.25% to 1.00%, based upon the Company’s Consolidated Leverage Ratio, as defined. The Company is also required to pay commitment fees on unused portions of the credit agreement ranging from 0.125% to 0.20%, based on the Consolidated Leverage Ratio, as defined in the agreement. The amended Credit Agreement includes representations, covenants and events of default that are customary for financing transactions of this nature. The effective interest rate on outstanding borrowings under the credit facility was 1.71% at April 2, 2022.

As of April 2, 2022, the Company had no amount outstanding in letters of credit and had available $600.0 million of borrowing capacity under the Revolving Credit Facility. At April 2, 2022, the Company was in compliance with all covenants under the Credit Agreement.

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

On December 8, 2016, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold $125 million aggregate principal amount of senior notes in two series. On February 15, 2017, $25 million in aggregate principal amount of 3.03% Senior Notes, Series A, due February 15, 2022 (“U.S. Senior Notes, Series A due 2022”), and $100 million in aggregate principal amount of 3.74% Senior Notes, Series B, due February 15, 2027 (“U.S. Senior Notes, Series B due 2027”) (together, the “U.S. Senior Notes due 2022 and 2027”) were funded. Interest on the U.S. Senior Notes due 2022 and 2027 is payable semiannually on February 15 and August 15, commencing August 15, 2017. During the three months ended April 2, 2022, the Company paid $25.0 million of U.S. Senior Notes, Series A due on February 15, 2022.

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

Debt Covenants
The Company was in compliance with all covenants under the Credit Agreement and Senior Notes as of April 2, 2022 and currently expects to remain in compliance based on management’s estimates of operating and financial results for 2022. As of April 2, 2022, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions
On April 8, 2022, the Company announced that it had entered into a definitive agreement to acquire C&K Switches for $540 million in cash, subject to a working capital adjustment. Founded in 1928, C&K Switches is a leading designer and manufacturer of high-performance electromechanical switches and interconnect solutions with a strong global presence across a broad range of end markets, including industrial, transportation, aerospace, and datacom. At the time the Company and C&K entered into the definitive agreement, C&K had annualized sales of over $200 million. The business is headquartered in Waltham, Massachusetts, with facilities located around the world and will be reported as part of the Electronics-Passive Products and Sensors within the Company's Electronics Segment. The transaction is subject to customary closing conditions and regulatory approvals, and is expected to close during the second quarter of 2022. The Company expects to finance the transaction through a combination of cash on hand and debt.

Dividends

During the first quarter of 2022 the Company paid quarterly dividends of $13.1 million to the shareholders. On April 28, 2022, the Board of Directors of the Company declared a quarterly cash dividend of $0.53 per share, payable on June 9, 2022 to stockholders of record as of May 26, 2022.

Cash Flow Overview

	First three Months
(in thousands)	2022	2021
Net cash provided by operating activities	$51,731	$50,166
Net cash used in investing activities	(29,788)	(122,020)
Net cash used in financing activities	(37,070)	(34,273)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,738)	(4,101)
Decrease in cash, cash equivalents, and restricted cash	(17,865)	(110,228)
Cash, cash equivalents, and restricted cash at beginning of period	482,836	687,525
Cash, cash equivalents, and restricted cash at end of period	$464,971	$577,297

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $51.7 million for the three months ended April 2, 2022 as compared to $50.2 million for the three months ended March 27, 2021. The slight increase in net cash provided by operating activities was primarily due to higher cash earnings, largely offset by increases in working capital resulting from higher sales growth and higher annual incentive bonus payments made in 2022 as compared to 2021.

Cash Flow from Investing Activities

Net cash used in investing activities was $29.8 million for the three months ended April 2, 2022 compared to $122.0 million during the three months ended March 27, 2021. Net cash paid for acquisitions was $109.9 million for the three months ended March 27, 2021. Capital expenditures were $29.8 million, representing an increase of $15.1 million compared to 2021. During the three months ended March 27, 2021, the Company received proceeds of $2.6 million from the sale of a property within the Electronics segment.

Cash Flow from Financing Activities

Net cash used in financing activities was $37.1 million for the three months ended April 2, 2022 compared to $34.3 million for the three months ended March 27, 2021. During the three months ended April 2, 2022, the Company paid $25.0 million of U.S. Senior Notes, Series A due on February 15, 2022. During the three months ended March 27, 2021, the Company made payments of $30.0 million on the amended revolving credit facility. Additionally, the Company paid dividends $13.1 million and $11.8 million in the three months ended April 2, 2022 and March 27, 2021, respectively.

Share Repurchase Program

On April 28, 2021, the Company announced that the Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program.

The Company did not repurchase any shares of its common stock for the three months ended April 2, 2022, and March 27, 2021.

Off-Balance Sheet Arrangements

As of April 2, 2022, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended January 1, 2022. During the three months ended April 2, 2022, there were no significant changes in the application of critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company's Annual Report on Form 10-K for the year ended January 1, 2022. During the three months ended April 2, 2022, there have been no material changes in the Company's exposure to market risk.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the

Company's disclosure controls and procedures as of April 2, 2022. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended April 2, 2022, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

During the first quarter of 2022, the Company implemented a new consolidation and financial reporting software package to enhance the Company’s worldwide consolidation function. In connection with this implementation, the Company has modified the design, operation and documentation of its internal control processes impacted by the new software. Except as noted previously, there were no other changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company's risk factors from those disclosed in the Company's Annual Report on Form 10-K for its year ended January 1, 2022.

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

The Company did not repurchase any shares of its common stock for the three months ended April 2, 2022 and March 27, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description

2.1***
Sale and Purchase Agreement, dated April 7, 2022, by and between Cayman NIH VI BEIT Holdings, L.P. and Littelfuse, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 8, 2022, Commission File No. 20388). ).

2.2***
Warranty Deed, dated April 7, 2022, by and between the warrantors party thereto and Littelfuse, Inc. (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed April 8, 2022, Commission File No. 20388).

31.1*	Certification of David W. Heinzmann, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Meenal A. Sethna, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LITTELFUSE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity , (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
***	Annexes, exhibits and/or schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Littelfuse agrees to furnish a supplemental copy of an omitted annex, exhibit or schedule to the SEC on a confidential basis upon request

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Meenal A. Sethna
Meenal A. Sethna
Executive Vice President and Chief Financial Officer

Date: May 4, 2022	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Vice President and Chief Accounting Officer