Form 10-Q
period 2022-07-02
LITTELFUSE INC /DE
filed 2022-08-03
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 02, 2022
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

As of July 29, 2022, the registrant had outstanding 24,754,910 shares of Common Stock, net of Treasury Shares.

ITEM 1. FINANCIAL STATEMENTS
LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands)	July 2, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$809,122	$478,473
Short-term investments	20	28
Trade receivables, less allowances of $68,933 and $59,232 at July 2, 2022 and January 1, 2022, respectively	343,321	275,192
Inventories	496,207	445,671
Prepaid income taxes and income taxes receivable	4,861	2,035
Prepaid expenses and other current assets	65,294	68,812
Total current assets	1,718,825	1,270,211
Net property, plant, and equipment	435,683	437,889
Intangible assets, net of amortization	374,593	407,126
Goodwill	914,358	929,790
Investments	25,626	39,211
Deferred income taxes	12,476	13,127
Right of use lease assets, net	39,724	29,616
Other long-term assets	23,184	24,734
Total assets	$3,544,469	$3,151,704
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$219,764	$222,039
Accrued liabilities	137,377	159,689
Accrued income taxes	34,128	27,905
Current portion of long-term debt	7,500	25,000
Total current liabilities	398,769	434,633
Long-term debt, less current portion	884,569	611,897
Deferred income taxes	74,286	81,289
Accrued post-retirement benefits	35,090	37,037
Non-current operating lease liabilities	32,334	22,305
Other long-term liabilities	67,478	71,023
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, July 2, 2022–26,440,042; January 1, 2022–26,350,763	261	260
Additional paid-in capital	964,937	946,588
Treasury stock, at cost: 1,685,172 and 1,664,711 shares, respectively	(252,828)	(248,120)
Accumulated other comprehensive loss	(107,015)	(73,463)
Retained earnings	1,446,457	1,268,124
Littelfuse, Inc. shareholders’ equity	2,051,812	1,893,389
Non-controlling interest	131	131
Total equity	2,051,943	1,893,520
Total liabilities and equity	$3,544,469	$3,151,704

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 2, 2022	June 26, 2021	July 2, 2022	June 26, 2021
Net sales	$618,436	$523,488	$1,241,766	$987,282
Cost of sales	355,465	326,092	720,199	629,420
Gross profit	262,971	197,396	521,567	357,862

Selling, general, and administrative expenses	93,093	73,315	168,601	131,603
Research and development expenses	23,488	16,394	43,044	31,133
Amortization of intangibles	11,592	10,641	24,316	21,162
Restructuring, impairment, and other charges	634	789	852	1,226
Total operating expenses	128,807	101,139	236,813	185,124
Operating income	134,164	96,257	284,754	172,738

Interest expense	4,368	4,626	8,670	9,299
Foreign exchange loss (gain)	14,124	(1,676)	21,860	5,161
Other expense (income), net	6,060	(1,890)	10,487	(9,627)
Income before income taxes	109,612	95,197	243,737	167,905
Income taxes	22,596	13,102	39,203	28,097
Net income	$87,016	$82,095	$204,534	$139,808

Earnings per share:
Basic	$3.52	$3.34	$8.28	$5.69
Diluted	$3.48	$3.30	$8.19	$5.62

Weighted-average shares and equivalent shares outstanding:
Basic	24,734	24,592	24,712	24,562
Diluted	24,985	24,900	24,986	24,894

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2022	June 26, 2021	July 2, 2022	June 26, 2021
Net income	$87,016	$82,095	$204,534	$139,808
Other comprehensive (loss) income:
Pension and postemployment adjustment, net of tax	639	329	949	783
Cash flow hedge, net of tax	(541)	—	(541)	—
Foreign currency translation adjustments	(31,447)	5,125	(33,960)	(200)
Comprehensive income	$55,667	$87,549	$170,982	$140,391

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	July 2, 2022	June 26, 2021
OPERATING ACTIVITIES
Net income	$204,534	$139,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,302	27,251
Amortization of intangibles	24,316	21,162
Deferred revenue	315	(316)
Non-cash inventory charges	4,769	6,807
Stock-based compensation	15,268	12,238
Loss (gain) on investments and other assets	12,506	(8,865)
Deferred income taxes	(2,422)	(2,172)
Other	28,605	7,842
Changes in operating assets and liabilities:
Trade receivables	(76,807)	(69,881)
Inventories	(70,285)	(38,205)
Accounts payable	9,153	38,955
Accrued liabilities and income taxes	(23,107)	4,488
Prepaid expenses and other assets	7,175	(12,766)
Net cash provided by operating activities	165,322	126,346

INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(9,758)	(109,852)
Purchases of property, plant, and equipment	(56,151)	(32,657)
Net proceeds from sale of property, plant and equipment, and other	542	2,569
Net cash used in investing activities	(65,367)	(139,940)

FINANCING ACTIVITIES
Payments of revolving credit facility	—	(30,000)
Proceeds of term loan	300,000	—
Payments of senior notes payable	(25,000)	—
Net proceeds related to stock-based award activities	(1,626)	4,413
Debt issuance costs	(2,156)	—
Cash dividends paid	(26,201)	(23,596)
Net cash provided by (used in) financing activities	245,017	(49,183)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(15,511)	(2,894)
Increase (decrease) in cash, cash equivalents, and restricted cash	329,461	(65,671)
Cash, cash equivalents, and restricted cash at beginning of period	482,836	687,525
Cash, cash equivalents, and restricted cash at end of period	$812,297	$621,854
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$809,122	$616,330
Restricted cash included in prepaid expenses and other current assets	$1,653	3,790
Restricted cash included in other long-term assets	$1,522	$1,734
Cash paid interest during the period	$8,365	$8,719
Capital expenditures, not yet paid	$7,243	$6,826

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at January 1, 2022	$260	$946,588	$(248,120)	$(73,463)	$1,268,124	$131	$1,893,520
Net income	—	—	—	—	117,518	—	117,518
Other comprehensive loss, net of tax	—	—	—	(2,203)	—	—	(2,203)
Stock-based compensation	—	3,886	—	—	—	—	3,886
Withheld shares on restricted share units for withholding taxes	—	—	(4)	—	—	—	(4)
Stock options exercised	—	1,021	—	—	—	—	1,021
Cash dividends paid ($0.53 per share)	—	—	—	—	(13,086)	—	(13,086)
Balance at April 2, 2022	$260	$951,495	$(248,124)	$(75,666)	$1,372,556	$131	$2,000,652
Net income	—	—	—	—	87,016	—	87,016
Other comprehensive loss, net of tax	—	—	—	(31,349)	—	—	(31,349)
Stock-based compensation	—	11,382	—	—	—	—	11,382
Withheld shares on restricted share units for withholding taxes	—	—	(4,704)	—	—	—	(4,704)
Stock options exercised	1	2,060	—	—	—	—	2,061
Cash dividends paid ($0.53 per share)	—	—	—	—	(13,115)	—	(13,115)
Balance at July 2, 2022	$261	$964,937	$(252,828)	$(107,015)	$1,446,457	$131	$2,051,943

See accompanying Notes to Condensed Consolidated Financial Statements.

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 26, 2020	$259	$907,858	$(242,366)	$(91,157)	$1,034,048	$131	$1,608,773
Net income	—	—	—	—	57,713	—	57,713
Other comprehensive income (loss), net of tax	—	—	—	(4,871)	—	—	(4,871)
Stock-based compensation	—	3,395	—	—	—	—	3,395
Stock options exercised	—	7,509	—	—	—	—	7,509
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,782)	—	(11,782)
Balance at March 27, 2021	$259	$918,762	$(242,366)	$(96,028)	$1,079,979	$131	$1,660,737
Net income	—	—	—	—	82,095	—	82,095
Other comprehensive income, net of tax	—	—	—	5,454	—	—	5,454
Stock-based compensation	—	8,843	—	—	—	—	8,843
Withheld shares on restricted share units for withholding taxes	—	—	(5,597)	—	—	—	(5,597)
Stock options exercised	1	2,501	—	—	—	—	2,502
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,814)	—	(11,814)
Balance at June 26, 2021	$260	$930,106	$(247,963)	$(90,574)	$1,150,260	$131	$1,742,220

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

Revenue Recognition

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three and six months ended July 2, 2022 and June 26, 2021:

	Three Months Ended July 2, 2022				Six Months Ended July 2, 2022
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$162,313	$—	$—	$162,313	$332,256	$—	$—	$332,256
Electronics – Semiconductor	195,863	—	—	195,863	391,741	—	—	391,741
Passenger Car Products	—	59,778	—	59,778	—	124,272	—	124,272
Automotive Sensors	—	23,201	—	23,201	—	49,338	—	49,338
Commercial Vehicle Products	—	99,048	—	99,048	—	192,921	—	192,921
Industrial Products	—	—	78,233	78,233	—	—	151,238	151,238
Total	$358,176	$182,027	$78,233	$618,436	$723,997	$366,531	$151,238	$1,241,766

	Three Months Ended June 26, 2021				Six Months Ended June 26, 2021
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$155,276	$—	$—	$155,276	$287,713	$—	$—	$287,713
Electronics – Semiconductor	170,071	—	—	170,071	324,169	—	—	324,169
Passenger Car Products	—	68,048	—	68,048	—	135,949	—	135,949
Automotive Sensors	—	26,685	—	26,685	—	54,969	—	54,969
Commercial Vehicle Products	—	38,585	—	38,585	—	70,929	—	70,929
Industrial Products			64,823	64,823			113,553	113,553
Total	$325,347	$133,318	$64,823	$523,488	$611,882	$261,847	$113,553	$987,282

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash at July 2, 2022 and January 1, 2022 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

(in thousands)	July 2, 2022	January 1, 2022
Cash and cash equivalents	$809,122	$478,473
Restricted cash included in prepaid expenses and other current assets	1,653	2,718
Restricted cash included in other long-term assets	1,522	$1,645
Total cash, cash equivalents and restricted cash	$812,297	$482,836

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

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". The standard requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance is effective for fiscal years beginning after December 15, 2022 with early adoption permitted. The adoption of ASU 2021-08 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

2. Acquisitions

The Company accounts for acquisitions using the acquisition method in accordance with ASC 805, “Business Combinations,” in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition. The operating results of the acquired business are included in the Company’s Consolidated Financial Statements from the date of the acquisition.

Embed

On April 12, 2022, the Company acquired Embed Ltd. (“Embed”). Founded in 2005, Embed is a proven provider of embedded software and firmware developed for a broad range of applications serving transportation end markets. The business is included in the commercial vehicle business within the Company's Transportation segment. The acquisition was funded with the Company’s cash on hand. The total purchase consideration was $9.2 million, net of cash.

Carling Technologies

On November 30, 2021, the Company completed the previously announced acquisition of Carling Technologies, Inc. (“Carling”), pursuant to the Stock Purchase Agreement, dated as of October 19, 2021. Founded in 1920, Carling has a leading position in switching and circuit protection technologies with a strong global presence in commercial vehicle, marine and datacom/telecom infrastructure markets. At the time of acquisition, Carling had annualized sales of approximately $170 million. The operations of Carling are included in the commercial vehicle business within the Company's Transportation segment. The purchase price for Carling Technologies was approximately $315.5 million subject to a working capital adjustment.

The acquisition was funded with cash on hand. The total purchase consideration of $314.1 million, net of cash, has been allocated, on a preliminary basis, to assets acquired and liabilities assumed, as of the completion of the acquisition, based on preliminary estimated fair values. The purchase price allocation is preliminary because the evaluations necessary to assess the fair values of the net assets acquired are still in process. The primary area not yet finalized relates to the completion of the valuation of certain acquired income tax assets and liabilities. As a result, these allocations are subject to change during the purchase price allocation period as the valuations are finalized.

The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the Carling acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$314,094
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables, net	26,129
Inventories	56,657
Other current assets	3,454
Property, plant, and equipment	57,329
Intangible assets	126,390
Goodwill	97,917
Other non-current assets	4,007
Current liabilities	(21,495)
Other non-current liabilities	(36,294)
$314,094

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

During the six months ended July 2, 2022, the Company paid $0.5 million related to final working capital adjustment and made measurement period adjustments to reduce the fair value of property, plant and equipment of $7.0 million, inventories of $0.8 million, net accounts receivable of $0.6 million and an increase in intangible assets attributable to customer relationships intangible assets of $0.5 million. As a result of these adjustments along with a corresponding reduction of deferred tax liabilities of $1.7 million, goodwill was increased by $5.6 million.

As required by purchase accounting rules, the Company recorded a $6.4 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up was amortized as a non-cash charge to cost of sales during the fourth quarter of 2021 and first quarter of 2022, as the acquired inventory was sold, and reflected as other non-segment costs. The Company recognized a non-cash charge of $4.8 million to cost of sales during the six months ended July 2, 2022.

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

The total purchase consideration of $108.5 million, net of cash, cash equivalents, and restricted cash has been allocated to assets acquired and liabilities assumed, as of the completion of the acquisition, based on estimated fair values. As of July 2, 2022, the Company had restricted cash of $1.7 million in an escrow account for general indemnification purposes.

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

The Company recorded a $6.8 million step-up of inventory to its fair value as of the acquisition date. The step-up was amortized as a non-cash charge to cost of sales during the first and second quarters of 2021, as the acquired inventory was sold, and is reflected as other non-segment costs. During the three and six months ended June 26, 2021, the Company recognized a charge of $3.3 million and 6.8 million, respectively, for the amortization of this fair value inventory step-up.

During the three and six months ended June 26, 2021, the Company incurred approximately $0.1 million and $0.8 million, respectively, of legal and professional fees related to this acquisition recognized as Selling, general, and administrative expenses. These costs were reflected as other non-segment costs.

Pro Forma Results
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company, Hartland and Carling as though the acquisitions had occurred as of December 29, 2019. The Company has not included pro forma results of operations for Embed as its operations were not material to the Company. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the Hartland and Carling acquisitions occurred as of December 29, 2019 or of future consolidated operating results.

	For the Three Months Ended		For the Six Months Ended
(in thousands, except per share amounts)	July 2, 2022	June 26, 2021	July 2, 2022	June 26, 2021
Net sales	$618,436	$568,328	$1,241,766	$1,085,727
Income before income taxes	109,612	98,748	248,506	177,343
Net income	87,016	84,927	208,254	147,500
Net income per share — basic	3.52	3.45	8.43	6.01
Net income per share — diluted	3.48	3.41	8.33	5.93

Pro forma results presented above primarily reflect the following adjustments:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	July 2, 2022	June 26, 2021	July 2, 2022	June 26, 2021
Amortization(a)	$—	$(2,318)	$—	$(4,949)
Depreciation	—	(28)	—	(71)
Transaction costs(b)	—	128	—	835
Amortization of inventory step-up(c)	—	3,319	4,769	6,808
Income tax benefit of above items	—	(208)	(1,049)	(517)
(a)The amortization adjustment for the three and six months ended June 26, 2021 primarily reflects incremental amortization resulting from the measurement of intangibles at their fair values.
(b)The transaction cost adjustments reflect the reversal of certain legal and professional fees from the three and six months ended June 26, 2021.
(c)The amortization of inventory step-up adjustment reflects the reversal of the amount recognized during the six months ended July 2, 2022, and three and six months ended June 26, 2021. The inventory step-up was amortized over four months as the inventory was sold.

3. Inventories

The components of inventories at July 2, 2022 and January 1, 2022 are as follows:

(in thousands)	July 2, 2022	January 1, 2022
Raw materials	$209,540	$168,409
Work in process	124,751	117,506
Finished goods	198,894	195,656
Inventory reserves	(36,978)	(35,900)
Total	$496,207	$445,671

4. Property, Plant, and Equipment

The components of net property, plant, and equipment at July 2, 2022 and January 1, 2022 are as follows:

(in thousands)	July 2, 2022	January 1, 2022
Land and land improvements	$21,852	$23,470
Building and building improvements	174,931	151,297
Machinery and equipment	762,894	779,559
Accumulated depreciation	(523,994)	(516,437)
Total	$435,683	$437,889

The Company recorded depreciation expense of $15.7 million and $13.6 million for the three months ended July 2, 2022 and June 26, 2021, respectively, and $31.3 million and $27.3 million for the six months ended July 2, 2022 and June 26, 2021, respectively.

5. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill by segment for the six months ended July 2, 2022 are as follows:

(in thousands)	Electronics	Transportation	Industrial	Total
Net book value of goodwill as of January 1, 2022
Gross goodwill as of January 1, 2022	$660,245	$228,555	$86,232	$975,032
Accumulated impairment losses as of January 1, 2022	—	(36,177)	(9,065)	(45,242)
Total	660,245	192,378	77,167	929,790
Changes during 2022
Additions(a)	—	14,427	—	14,427
Currency translation	(23,903)	(5,578)	(378)	(29,859)
Net book value of goodwill as of July 2, 2022
Gross goodwill as of July 2, 2022	636,342	235,068	85,761	957,171
Accumulated impairment losses as of July 2, 2022	—	(33,841)	$(8,972)	(42,813)
Total	$636,342	$201,227	$76,789	$914,358
(a) The additions resulted from the acquisition of Embed and Carling.

The components of other intangible assets as of July 2, 2022 and January 1, 2022 are as follows:

	As of July 2, 2022
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$18,974	$1,892	$17,082
Patents, licenses and software	177,174	114,658	62,516
Distribution network	41,575	39,834	1,741
Customer relationships, trademarks, and tradenames	458,150	164,896	293,254
Total	$695,873	$321,280	$374,593

	As of January 1, 2022
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$19,542	$1,906	$17,636
Patents, licenses and software	164,556	101,307	63,249
Distribution network	43,361	40,591	2,770
Customer relationships, trademarks, and tradenames	487,710	164,239	323,471
Total	$715,169	$308,043	$407,126

During the three months ended July 2, 2022 and June 26, 2021, the Company recorded amortization expense of $11.6 million and $10.6 million, respectively. During the six months ended July 2, 2022 and June 26, 2021, the Company recorded amortization expense of $24.3 million and $21.2 million, respectively.

Estimated annual amortization expense related to intangible assets with definite lives as of July 2, 2022 is as follows:

(in thousands)	Amount
2022	$48,574
2023	44,664
2024	41,320
2025	38,567
2026	33,571
2027 and thereafter	192,213
Total	$398,909

6. Accrued Liabilities

The components of accrued liabilities as of July 2, 2022 and January 1, 2022 are as follows:

(in thousands)	July 2, 2022	January 1, 2022
Employee-related liabilities	$64,857	$92,018
Professional services	12,008	4,299
Operating lease liability	9,177	9,018
Other non-income taxes	6,492	4,280
Interest	4,197	4,402
Restructuring liability	3,020	2,944
Current post-retirement benefits liability	1,248	1,248
Deferred revenue	686	1,105
Other	35,692	40,375
Total	$137,377	$159,689

Employee-related liabilities consist primarily of payroll, sales commissions, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other client-related liabilities.

7. Restructuring, Impairment, and Other Charges

The Company recorded restructuring, impairment and other charges for the three and six months ended July 2, 2022 and June 26, 2021 as follows:

	Three months ended July 2, 2022				Six months ended July 2, 2022
(in thousands)	Electronics	Transportation	Industrial	Total	Electronics	Transportation	Industrial	Total
Employee terminations	$201	$423	$—	$624	$406	$423	$—	$829
Other restructuring charges	3	7	—	10	3	20	—	23
Total restructuring charges	204	430	—	634	409	443	—	852
Total	$204	$430	$—	$634	$409	$443	$—	$852

	Three months ended June 26, 2021				Six months ended June 26, 2021
(in thousands)	Electronics	Transportation	Industrial	Total	Electronics	Transportation	Industrial	Total
Employee terminations	$295	$416	$6	$717	$552	$416	$169	$1,137
Other restructuring charges	—	72	—	72	—	89	—	89
Total restructuring charges	295	488	6	789	552	505	169	1,226
Total	$295	$488	$6	$789	$552	$505	$169	$1,226

2022
For the three and six months ended July 2, 2022, the Company recorded total restructuring charges of $0.6 million and $0.9 million, respectively, primarily for employee termination costs. These charges are primarily related to the reorganization of certain manufacturing, selling and administrative functions within the Transportation and Electronics segments.

2021
For the three and six months ended June 26, 2021, the Company recorded total restructuring charges of $0.8 million and $1.2 million, respectively, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions within the Transportation and Electronics segments.

The restructuring liability as of July 2, 2022 and January 1, 2022 is $3.0 million and $2.9 million, respectively. The restructuring liability is included within accrued liabilities in the Condensed Consolidated Balance Sheets. The Company anticipates the remaining payments associated with employee terminations will primarily be completed in fiscal year 2022.

8. Debt

The carrying amounts of debt at July 2, 2022 and January 1, 2022 are as follows:

(in thousands)	July 2, 2022	January 1, 2022
Revolving Credit Facility	$100,000	$100,000
Term Loan	300,000	—
Euro Senior Notes, Series A due 2023	122,533	132,444
Euro Senior Notes, Series B due 2028	99,494	107,540
U.S. Senior Notes, Series A due 2022	—	25,000
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	50,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
Unamortized debt issuance costs	(4,958)	(3,087)
Total debt	892,069	636,897
Less: Current maturities	(7,500)	(25,000)
Total long-term debt	$884,569	$611,897

Revolving Credit Facility and Term Loan

On June 30, 2022, the Company amended and restated its Credit Agreement, dated as of April 3, 2020 (the “Credit Agreement”) to effect certain changes, including, among other changes: (i) adding a $300 million unsecured term loan credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company and its subsidiaries; (iii) replacing LIBOR-based interest rate benchmarks and modifying performance-based interest rate margins; and (iv) extending the maturity date to June 30, 2027 (the “Maturity Date”). Pursuant to the Credit Agreement, the Company may, from time to time, increase the size of the revolving credit facility or enter into one or more tranches of term loans in minimum increments of $25 million if there is no event of default and the Company is in compliance with certain financial covenants.

Loans made under the available credit facility pursuant to the Credit Agreement ("the Credit Facility") bear interest at the Company’s option, at either Secured Overnight Financing Rate ("SOFR"), fixed for interest periods of one, two, three or six-month periods, plus 1.00% to 1.75%, plus a SOFR adjustment of 0.10% or at the bank’s Base Rate, as defined in the Credit Agreement,, plus —% to 0.75%, based upon the Company’s Consolidated Leverage Ratio, as defined in the Credit Agreement. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.10% to 0.175%, based on the Consolidated Leverage Ratio, as defined in the Credit Agreement. The Credit Agreement includes representations, covenants and events of default that are customary for financing transactions of this nature.

Revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $300.0 million, respectively, as of July 2, 2022.

On May 12, 2022, the Company entered into an interest rate swap agreement to manage interest rate risk exposure, effectively converting the interest rate on the Company's SOFR based floating-rate loans to a fixed-rate. The interest rate swap, with a notional value of $200 million, was designated as a cash flow hedge against the variability of cash flows associated with the Company's SOFR based loans scheduled to mature on June 30, 2027.

As of July 2, 2022, the effective interest rate on revolving loan and term loan outstanding borrowings was 2.875%.

As of July 2, 2022, the Company had no amount outstanding in letters of credit and had available $600.0 million of borrowing capacity under the revolving Credit Facility. As of July 2, 2022, the Company was in compliance with all covenants under the Credit Agreement.

Debt Issuance Costs
During three and six months ended July 2, 2022, the Company paid debt issuance costs of $2.2 million in connection with the new amended Credit Agreement on June 30, 2022 which, along with the remaining balance of debt issuance costs of the previous credit facility, are being amortized over the life of the new amended Credit Agreement.

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

On December 8, 2016, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold $125 million aggregate principal amount of senior notes in two series. On February 15, 2017, $25 million in aggregate principal amount of 3.03% Senior Notes, Series A, due February 15, 2022 (“U.S. Senior Notes, Series A due 2022”), and $100 million in aggregate principal amount of 3.74% Senior Notes, Series B, due February 15, 2027 (“U.S. Senior Notes, Series B due 2027”) (together, the “U.S. Senior Notes due 2022 and 2027”) were funded. Interest on the U.S. Senior Notes due 2022 and 2027 is payable semiannually on February 15 and August 15, commencing August 15, 2017. During the six months ended July 2, 2022, the Company paid $25.0 million of U.S. Senior Notes, Series A due on February 15, 2022.

On November 15, 2017, the Company entered into a Note Purchase Agreement pursuant to which the Company issued and sold $175 million in aggregate principal amount of senior notes in two series. On January 16, 2018, $50 million aggregate principal amount of 3.48% Senior Notes, Series A, due February 15, 2025 (“U.S. Senior Notes, Series A due 2025”) and $125 million in aggregate principal amount of 3.78% Senior Notes, Series B, due February 15, 2030 (“U.S. Senior Notes, Series B due 2030”) (together, the “U.S. Senior Notes due 2025 and 2030”) were funded. Interest on the U.S. Senior Notes due 2025 and 2030 is payable semiannually on February 15 and August 15, commencing on August 15, 2018.

On May 18, 2022, the above note purchase agreements were amended to, among other things, update certain terms, including financial covenants to be consistent with the terms of the 2022 Purchase Agreement, as defined below.
On May 18, 2022, the Company entered into a Note Purchase Agreement (“2022 Purchase Agreement”) pursuant to which the Company issued and funded on July 18, 2022 $100 million in aggregate principal amount of 4.33% Senior Notes, due June 30, 2032 (“U.S. Senior Notes, due 2032”) (together with the U.S. Senior Notes due 2025 and 2030, the Euro Senior Notes and the U.S. Senior Notes due 2022 and 2027, the “Senior Notes”). Interest on the U.S. Senior Notes due 2032 is payable semiannually on June 30 and December 30, commencing on December 30, 2032.

The Senior Notes have not been registered under the Securities Act, or applicable state securities laws. The Senior Notes are general unsecured senior obligations and rank equal in right of payment with all existing and future unsecured unsubordinated indebtedness of the Company.

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At July 2, 2022, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $2.3 million and $2.5 million for the three months ended July 2, 2022 and June 26, 2021, respectively, and $8.4 million and $8.7 million for the six months ended July 2, 2022 and June 26, 2021, respectively.

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

Derivatives

On May 12, 2022, the Company entered into an interest rate swap agreement to manage interest rate risk exposure, effectively converting the interest rate on the Company's SOFR based floating-rate loans to a fixed-rate. The interest rate swap, with a notional value of $200 million, was designated as a cash flow hedge against the variability of cash flows associated with the Company's SOFR based loans scheduled to mature on June 30, 2027. The fair value of the interest rate swap was valued using an independent third-party valuation model. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive (loss) income until the underlying transactions are recognized in earnings. The primary inputs into the valuation of the interest rate swap are interest yield curves, interest rate volatility, credit risk, credit spreads and other market information. The interest rate swap is classified within Level 2 of the fair value hierarchy, since all significant inputs are corroborated by market observable data. There were no transfers in or out of Level 1, Level 2 and Level 3 during the period.

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. The Company seeks to minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring the total value of positions with individual counterparties. In the event of a default by one of our counterparties, the Company may not receive payments provided for under the terms of our derivatives.

As of July 2, 2022, the fair values of our derivative financial instrument and their classifications on the Condensed Consolidated Balance Sheets was as follows:

(in thousands)	Consolidated Balance Sheet Classification	July 2, 2022
Derivative assets
Interest rate swap agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$206
	Other long-term liabilities	$918

The pre-tax losses recognized on derivative financial instruments in the Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2022 were as follows:

		Three Months Ended	Six Months Ended
(in thousands)	Classification of Loss Recognized in the Condensed Consolidated Statements of Operations	July 2, 2022	July 2, 2022
Derivatives designated as cash flow hedges
Interest rate swap agreement	Interest expense, net	21	21

The pre-tax losses recognized on derivative financial instruments in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 2, 2022 were as follows:

	Three Months Ended	Six Months Ended
(in thousands)	July 2, 2022	July 2, 2022
Derivatives designated as cash flow hedges
Interest rate swap agreement	$712	$712

The pre-tax gain of $0.2 million from accumulated other comprehensive (loss) to earnings is expected to be recognized during the next twelve months.

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

There were no changes during the quarter ended July 2, 2022 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of July 2, 2022 and January 1, 2022, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of July 2, 2022:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$251,502	$—	$—	$251,502
Investments in equity securities	12,112	—	—	12,112
Mutual funds	13,441	—	—	13,441
Total	$277,055	$—	$—	$277,055

The following table presents assets measured at fair value by classification within the fair value hierarchy as of January 1, 2022:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$12,475	$—	$—	$12,475
Investments in equity securities	26,070	—	—	26,070
Mutual funds	15,021	—	—	15,021
Total	$53,566	$—	$—	$53,566

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s Credit Facilities’ fair values approximate book value at July 2, 2022 and January 1, 2022, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of July 2, 2022 and January 1, 2022 were as follows:

	July 2, 2022		January 1, 2022
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series A due 2023	$122,533	$121,472	$132,444	$134,119
Euro Senior Notes, Series B due 2028	99,494	91,857	107,540	110,837
USD Senior Notes, Series A due 2022	—	—	25,000	25,055
USD Senior Notes, Series B due 2027	100,000	96,318	100,000	104,828
USD Senior Notes, Series A due 2025	50,000	48,762	50,000	51,720
USD Senior Notes, Series B due 2030	125,000	117,255	125,000	131,837

10. Benefit Plans

The Company has company-sponsored defined benefit pension plans covering employees in the U.K., Germany, the Philippines, China, Japan, Mexico, Italy and France. The amount of the retirement benefits provided under the plans is based on years of service and final average pay.

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other expense (income), net in the Condensed Consolidated Statements of Net Income. The components of net periodic benefit cost for the three and six months ended July 2, 2022 and June 26, 2021 were as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	July 2, 2022	June 26, 2021	July 2, 2022	June 26, 2021
Components of net periodic benefit cost:
Service cost	$750	$700	$1,518	$1,402
Interest cost	628	443	1,272	883
Expected return on plan assets	(380)	(371)	(783)	(738)
Amortization of prior service and net actuarial loss	96	334	197	665
Net periodic benefit cost	$1,094	$1,106	$2,204	$2,212

The Company expects to make approximately $2.6 million of contributions to the plans and pay $1.8 million of benefits directly in 2022.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. The Company recorded expense of $0.5 million for both the three months ended July 2, 2022 and June 26, 2021, respectively, and $1.0 million for both the six months ended July 2, 2022 and June 26, 2021, respectively, in Cost of Sales and Other expense (income), net within the Condensed Consolidated Statements of Net Income. The pre-tax amounts recognized in other comprehensive loss (income) as components of net periodic benefit costs for these plans were $0.1 million and $0.2 million for the three months ended July 2, 2022 and June 26, 2021, respectively, and $0.2 million and $0.3 million for the six months ended July 2, 2022 and June 26, 2021, respectively.

11. Other Comprehensive (Loss) Income

Changes in other comprehensive (loss) income by component were as follows:

(in thousands)	Three Months Ended July 2, 2022			Three Months Ended June 26, 2021
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$722	$83	$639	$372	$43	$329
Cash flow hedge	(712)	(171)	(541)	—	—	—
Foreign currency translation adjustments (1)	(32,167)	(720)	(31,447)	5,125	—	5,125
Total change in other comprehensive (loss) income	$(32,157)	$(808)	$(31,349)	$5,497	$43	$5,454

(in thousands)	Six Months Ended July 2, 2022			Six Months Ended June 26, 2021
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan adjustments	$1,045	$96	$949	878	95	$783
Cash flow hedge	(712)	(171)	(541)	—	—	—
Foreign currency translation adjustments (1)	(35,382)	(1,422)	(33,960)	$(200)	$—	$(200)
Total change in other comprehensive (loss) income	$(35,049)	$(1,497)	$(33,552)	$678	$95	$583

(1) The tax shown above within the foreign currency translation adjustments is the U.S. tax associated with the foreign currency translation adjustments of earnings of non-U.S. subsidiaries which have been previously taxed in the U.S. and are not permanently reinvested.

The following tables set forth the changes in accumulated other comprehensive (loss) income by component for the six months ended July 2, 2022 and June 26, 2021:

(in thousands)	Defined benefit pension plan and other adjustments	Cash flow hedge	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance at January 1, 2022	$(11,928)	$—	$(61,535)	$(73,463)
Activity in the period	949	(541)	(33,960)	(33,552)
Balance at July 2, 2022	$(10,979)	$(541)	$(95,495)	$(107,015)

(in thousands)	Defined benefit pension plan and other adjustments	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance at December 26, 2020	$(34,141)	$(57,016)	$(91,157)
Activity in the period	783	(200)	583
Balance at June 26, 2021	$(33,358)	$(57,216)	$(90,574)

Amounts reclassified from accumulated other comprehensive (loss) income to earnings for the three and six months ended July 2, 2022 and June 26, 2021 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2022	June 26, 2021	July 2, 2022	June 26, 2021
Pension and Postemployment plans:
Amortization of prior service and net actuarial loss	$198	$509	$395	$774

The Company recognizes the amortization of prior service costs in Other expense (income), net within the Condensed Consolidated Statements of Net Income.

12. Income Taxes

The effective tax rate for the three and six months ended July 2, 2022 was 20.6% and 16.1%, respectively, compared to the effective tax rate for the three and six months ended June 26, 2021 of 13.8% and 16.7%, respectively. The effective tax rate for the second quarter of 2022 is higher than the effective tax rate for the comparable 2021 period, primarily due to foreign exchange losses with no related tax benefit in the 2022 period, as compared to foreign exchange gains with limited tax expense during the comparable 2021 period.

The effective tax rate for the first six months of the 2022 period is lower than the applicable U.S. statutory tax rate due to a one-time deduction that resulted from the dissolution of one of the Company’s affiliates, as well as the forecasted impact of income earned in lower tax jurisdictions. The effective tax rate for the comparable 2021 period is lower than the applicable U.S. statutory tax rate primarily due to the forecasted impact of income earned in lower tax jurisdictions.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	July 2, 2022	June 26, 2021	July 2, 2022	June 26, 2021
Numerator:
Net income as reported	$87,016	$82,095	$204,534	$139,808

Denominator:
Weighted average shares outstanding
Basic	24,734	24,592	24,712	24,562
Effect of dilutive securities	251	308	274	332
Diluted	24,985	24,900	24,986	24,894

Earnings Per Share:
Basic earnings per share	$3.52	$3.34	$8.28	$5.69
Diluted earnings per share	$3.48	$3.30	$8.19	$5.62

Potential shares of common stock relating to stock options and restricted share units excluded from the earnings per share calculation because their effect would be anti-dilutive were 88,130 and 41,216 for the three months ended July 2, 2022 and June 26, 2021, respectively, and 72,970 and 20,266 for the six months ended July 2, 2022 and June 26, 2021, respectively.

Share Repurchase Program

On April 28, 2021, the Company announced that the Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program.

The Company did not repurchase any shares of its common stock for the three and six months ended July 2, 2022, and June 26, 2021.

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

	Three Months Ended July 2, 2022			Three Months Ended June 26, 2021
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Purchase material/service from related party	$0.1	$0.1	$3.0	$0.7	$0.1	$2.8

	For the Six Months Ended July 2, 2022			For the Six Months Ended June 26, 2021
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$—	$—	$—	$0.2	$—	$—
Purchase material/service from related party	0.3	0.2	5.9	1.8	0.2	5.8

	July 2, 2022			January 1, 2022
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Accounts payable balance	$—	$—	$1.8	$—	$—	$1.8

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

Segment information is summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2022	June 26, 2021	July 2, 2022	June 26, 2021
Net sales
Electronics	$358,176	$325,347	$723,997	$611,882
Transportation	182,027	133,318	366,531	261,847
Industrial	78,233	64,823	151,238	113,553
Total net sales	$618,436	$523,488	$1,241,766	$987,282

Depreciation and amortization
Electronics	$14,511	$15,114	$29,904	30,495
Transportation	10,628	6,946	21,372	14,019
Industrial	2,181	2,155	4,342	3,899
Total depreciation and amortization	$27,320	$24,215	$55,618	$48,413

Operating income
Electronics	$105,958	$74,236	$226,535	$129,759
Transportation	18,309	19,258	44,617	39,574
Industrial	15,285	8,375	27,790	11,881
Other(a)	(5,388)	(5,612)	(14,188)	(8,476)
Total operating income	134,164	96,257	284,754	172,738
Interest expense	4,368	4,626	8,670	9,299
Foreign exchange loss (gain)	14,124	(1,676)	21,860	5,161
Other expense (income), net	6,060	(1,890)	10,487	(9,627)
Income before income taxes	$109,612	$95,197	$243,737	$167,905

(a) Included in “Other” Operating income for the second quarter of 2022 was $4.8 million ($8.6 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, and $0.6 million ($0.8 million year-to-date) of restructuring, impairment and other charges, primarily related to employee termination costs, and $4.8 million year-to-date of purchase accounting inventory step-up charges. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion.

Included in “Other” Operating income for the 2021 second quarter was $3.3 million ($6.8 million year-to-date) of purchase accounting inventory step-up charges, $0.5 million ($1.3 million year-to-date) of legal and professional fees and other integration expenses related to Hartland and other contemplated acquisitions, and $0.8 million ($1.3 million year-to-date) of restructuring, impairment and other charges, primarily related to employee termination costs. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, there was a loss of $1.0 million recorded during the second quarter of 2021 for a total year-to-date gain of $0.9 million from the sale of a building within the Electronics segment.

The Company’s net sales by country were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2022	June 26, 2021	July 2, 2022	June 26, 2021
Net sales
United States	$224,743	$154,797	$444,981	$285,728
China	162,322	156,086	327,104	295,244
Other countries(a)	231,371	212,605	469,681	406,310
Total net sales	$618,436	$523,488	$1,241,766	$987,282

 The Company’s long-lived assets by country were as follows:

(in thousands)	July 2, 2022	January 1, 2022
Long-lived assets
United States	$65,445	$57,923
China	115,567	122,867
Mexico	108,829	107,283
Germany	36,495	39,055
Philippines	77,256	74,918
Other countries(a)	32,091	35,843
Total long-lived assets	$435,683	$437,889

The Company’s additions to long-lived assets by country were as follows:

	Six Months Ended
(in thousands)	July 2, 2022	June 26, 2021
Additions to long-lived assets
United States	$6,527	$1,732
China	15,623	7,127
Mexico	14,244	13,231
Germany	2,432	2,533
Philippines	10,138	6,941
Other countries(a)	2,558	1,793
Total additions to long-lived assets	$51,522	$33,357

(a)Each country included in other countries is less than 10% of net sales.

16. Subsequent events

On July 19, 2022, the Company acquired C&K Switches (“C&K”) for $540 million in cash. Founded in 1928, C&K is a leading designer and manufacturer of high-performance electromechanical switches and interconnect solutions with a strong global presence across a broad range of end markets, including industrial, transportation, aerospace, and datacom. At the time the Company and C&K entered into the definitive agreement, C&K had annualized sales of over $200 million. The business will be reported as part of the Electronics-Passive Products and Sensors business within the Company's Electronics segment. The Company financed the transaction through a combination of cash on hand and debt.

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

Executive Summary

For the second quarter of 2022, the Company recognized net sales of $618.4 million, an increase of $94.9 million, or 18.1% as compared to $523.5 million in the second quarter of 2021. The increase was primarily driven by higher volumes in the Electronics and Industrial segments and $57.8 million or 11.0% of net sales from the Carling acquisition within the Transportation segment, partially offset by $16.4 million or 3.1% of unfavorable changes in foreign exchange rates. The Company recognized net income of $87.0 million, or $3.48 per diluted share, in the second quarter of 2022 compared to $82.1 million, or $3.30 per diluted share in the second quarter of 2021. The increase in net income reflects higher operating income of $37.9 million primarily due to an increase in operating income of $31.7 million in the Electronics segment partially offset by higher foreign exchange losses of $15.8 million and higher unrealized losses of $9.1 million associated with the Company’s equity investment.

Supply chain constraints, including material and transportation capacity shortages have and are expected to continue to impact the Company, its suppliers and its customers. This has resulted in higher transportation and input costs incurred by the Company.

Net cash provided by operating activities was $165.3 million for the six months ended July 2, 2022 as compared to $126.3 million for the six months ended June 26, 2021. The increase in net cash provided by operating activities was primarily due to higher cash earnings, partially offset by increases in working capital resulting from higher sales growth and higher annual incentive bonus payments made in 2022 as compared to 2021.

On June 30, 2022, the Company amended its Credit Agreement, dated as of April 3, 2020 (the “Credit Agreement”) to effect certain changes, including, among other changes: (i) adding a $300 million unsecured term loan credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company and its subsidiaries; (iii) replacing LIBOR-based interest rate benchmarks and modifying performance-based interest rate margins; and (iv) extending the maturity date to June 30, 2027 (the “Maturity Date”). Pursuant to the Credit Agreement, the Company may, from time to time, increase the size of the revolving credit facility or enter into one or more tranches of term loans in minimum increments of $25 million if there is no event of default and the Company is in compliance with certain financial covenants.

On July 19, 2022, the Company acquired C&K Switches (“C&K”) for $540 million in cash. Founded in 1928, C&K is a leading designer and manufacturer of high-performance electromechanical switches and interconnect solutions with a strong global presence across a broad range of end markets, including industrial, transportation, aerospace, and datacom. At the time the Company and C&K entered into the definitive agreement, C&K had annualized sales of over $200 million. The business will be reported as part of the Electronics-Passive Products and Sensors business within the Company's Electronics segment. The Company financed the transaction through a combination of cash on hand and debt.

On July 28, 2022, the Board of Directors of the Company approved a 13% increase in the quarterly cash dividend from $0.53 to $0.60 per share, payable on September 8, 2022 to stockholders of record as of August 25, 2022.

Impact of COVID-19 on Business

The effects from COVID-19 continue to drive higher ongoing costs including spending on personal protective equipment ("PPE"), additional personnel and employee transportation costs, and manufacturing inefficiencies as well as an increase in material costs and transportation costs due to global supply chain and logistics constraints around the world.

During the second quarter of 2022, the outbreak of COVID-19 in China in late March resulted in the temporary shut-down of certain of the Company's China manufacturing facilities during April and May. The Company's other manufacturing facilities were operational and were generally running at normal capacity levels. The financial impact of these shut-downs was modest to the Company’s financial results during the second quarter of 2022.

The Company anticipates that the disruptions caused by COVID-19 may continue to impact its business activity for the foreseeable future. It is currently difficult to estimate the magnitude of the COVID-19 disruption, if future disruptions will occur due to a further resurgence in COVID-19 cases and its impact on the Company's employees, customers, suppliers and vendors. The Company will continue to actively monitor the situation and may take further actions altering its business operations that the Company determines are in the best interests of its employees, customers, partners, suppliers, and other stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on the Company's business and operations, including the effects on its customers, employees, and prospects, or on the Company's financial results for the fiscal year 2022.

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

Results of Operations

The following table summarizes the Company’s unaudited condensed consolidated results of operations for the periods presented. The second quarter of 2022 includes $4.8 million ($8.6 million year-to-date) of legal and professional fees primarily related to the acquisition of C&K and other integration expenses related to completed and contemplated acquisitions, and $0.6 million ($0.8 million year-to-date) of restructuring, impairment and other charges, primarily related to employee termination costs, and $4.8 million year-to-date of purchase accounting inventory step-up charges. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion..

The second quarter of 2021 includes $3.3 million ($6.8 million year-to-date) of purchase accounting inventory step-up charges, $0.5 million ($1.3 million year-to-date) of legal and professional fees and other integration expenses related to Hartland and other contemplated acquisitions, and $0.8 million ($1.3 million year-to-date) of restructuring, impairment and other charges, primarily related to employee termination costs. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, there was a loss of $1.0 million recorded during the second quarter of 2021 for a total year-to-date gain of $0.9 million from the sale of a building within the Electronics segment.

	Second Quarter				First Six Months
(in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Net sales	$618,436	$523,488	$94,948	18.1%	$1,241,766	$987,282	$254,484	25.8%
Cost of sales	355,465	326,092	29,373	9.0%	720,199	629,420	90,779	14.4%
Gross profit	262,971	197,396	65,575	33.2%	521,567	357,862	163,705	45.7%
Operating expenses	128,807	101,139	27,668	27.4%	236,813	185,124	51,689	27.9%
Operating income	134,164	96,257	37,907	39.4%	284,754	172,738	112,016	64.8%
Income before income taxes	109,612	95,197	14,415	15.1%	243,737	167,905	75,832	45.2%
Income taxes	22,596	13,102	9,494	72.5%	39,203	28,097	11,106	39.5%
Net income	$87,016	$82,095	$4,921	6.0%	$204,534	$139,808	$64,726	46.3%

Net Sales

Net sales increased $94.9 million, or 18.1%, including $57.8 million or 11.0% from the Carling acquisition within the Transportation segment and $16.4 million or 3.1% of unfavorable changes in foreign exchange rates for the second quarter of 2022 compared to the second quarter of 2021. The remaining increase was primarily driven by growth across the Company's Electronics and Industrial segments, which had sales increases of $32.8 million and $13.4 million, respectively. The increase within the Electronics segment was led by continued broad-based demand across numerous end markets and price realization. The increase in the Industrial segment was driven across all businesses within the segment and price realization.

Net sales increased $254.5 million, or 25.8%, including $113.5 million or 11.5% from the Carling acquisition and $25.0 million or 2.5% of unfavorable changes in foreign exchange rates for the first six months of 2022 compared to the first six months of 2021. The remaining increase was primarily driven by growth across the Company's Electronics and Industrial segments, which had sales increases of $112.1 million and $37.7 million, respectively. The increase within the Electronics segment was led by continued broad-based demand across numerous end markets. The increase in the Industrial segment was driven across all businesses within the segment.

Cost of Sales

Cost of sales was $355.5 million, or 57.5% of net sales, in 2022, compared to $326.1 million, or 62.3% of net sales, in 2021. The increase in cost of sales was primarily due to greater volume across the Electronics and Industrial segments driven by the factors discussed above along with the acquisition of Carling. As a percent of net sales, cost of sales decreased 4.8% driven by volume leverage, favorable product mix predominantly in the Electronics segment in 2022 and lower purchase accounting inventory charges of $3.3 million or 0.6%, partially offset by higher commodity costs.

Cost of sales was $720.2 million, or 58.0% of net sales for the first six months of 2022, compared to $629.4 million, or 63.8% of net sales for the first six months of 2021. The increase in cost of sales was primarily due to greater volume across the Electronics and Industrial segments driven by the factors discussed above along with the acquisition of Carling. As a percent of net sales, cost of sales decreased 5.8% driven by volume leverage and lower purchase accounting inventory charges of $2.0 million or 0.2% in 2022, partially offset by higher commodity costs and higher transportation, duty and tariff charges of 0.3%.

Gross Profit

Gross profit was $263.0 million, or 42.5% of net sales, in the second quarter of 2022 compared to $197.4 million, or 37.7% of net sales, for the second quarter of 2021. The $65.6 million increase in gross profit was primarily due to higher volume and price in the Electronics and Industrial segments along with acquisition of Carling. The increase in gross margin of 4.8% was primarily driven by volume leverage, price realization and favorable product mix within the Electronics segment and lower purchase accounting inventory charges, partially offset by higher commodity costs.

Gross profit was $521.6 million, or 42.0% of net sales, in the first six months of 2022 compared to $357.9 million, or 36.2% of net sales, for the first six months of 2021. The $163.7 million increase in gross profit was primarily due to higher volume in the Electronics and Industrial segments along with acquisition of Carling. The increase in gross margin of 5.8% was primarily driven by volume leverage, price realization and lower purchase accounting inventory charges of $2.0 million or 0.3% in 2022, partially offset by higher commodity costs and higher transportation, duty and tariff charges of 0.3%.

Operating Expenses

Total operating expenses were $128.8 million, or 20.8% of net sales, for the second quarter of 2022 compared to $101.1 million, or 19.3% of net sales, for the second quarter of 2021. The increase in operating expenses of $27.7 million was primarily due to the higher selling, general, and administrative expenses of $19.8 million largely due to the Carling acquisition and increased acquisition-related expenses of $4.3 million and higher research and development expenses of $7.1 million.

Total operating expenses were $236.8 million, or 19.1% of net sales, for the first six months of 2022 compared to $185.1 million, or 18.8% of net sales, for the first six months of 2021. The increase in operating expenses of $51.7 million was primarily due to the higher selling, general, and administrative expenses of $37.0 million largely due to the Carling acquisition and increased acquisition-related expenses of $7.3 million, higher research and development expenses of $11.9 million, and higher amortization expense of $3.2 million due to the Carling acquisition.

Operating Income

Operating income was $134.2 million, an increase of $37.9 million, or 39.4%, for the second quarter of 2022 compared to $96.3 million for the second quarter of 2021. The increase in operating income was due to higher gross profit from all segments, particularly in the Electronics segment, partially offset by higher operating expenses as noted above. Operating margins increased from 18.4% in the second quarter of 2021 to 21.7% in the second quarter of 2022 driven by the factors mentioned above.

Operating income was $284.8 million, an increase of $112.0 million, or 64.8%, for the first six months of 2022 compared to $172.7 million for the first six months of 2021. The increase in operating income was due to higher gross profit from all segments, particularly in the Electronics segment, partially offset by higher operating expenses as noted above. Operating margins increased from 17.5% in the first six months of 2021 to 22.9% in the first six months of 2022 driven by the factors mentioned above.

Income Before Income Taxes

Income before income taxes was $109.6 million, or 17.7% of net sales, for the second quarter of 2022 compared to $95.2 million, or 18.2% of net sales, for the second quarter of 2021. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily impacted by foreign exchange losses of $14.1 million in the second quarter of 2022 compared to foreign exchange gains of $1.7 million in the second quarter of 2021, and $7.8 million of unrealized losses in the second quarter of 2022 compared to unrealized gains of $1.3 million in the second quarter of 2021 related to the Company's equity investment.

Income before income taxes was $243.7 million, or 19.6% of net sales, for the first six months of 2022 compared to $167.9 million, or 17.0% of net sales, for the first six months of 2021. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was impacted by $12.5 million of unrealized losses during the six months ended July 2, 2022 compared to unrealized gains of $8.8 million during six months ended June 26, 2021 related to the Company's equity investment, and higher foreign exchange losses of $16.7 million during the six months ended July 2, 2022.

Income Taxes

Income tax expense for the second quarter of 2022 was $22.6 million, or an effective tax rate of 20.6%, compared to $13.1 million, or an effective tax rate of 13.8%, for the second quarter of 2021. The effective tax rate for the second quarter of 2022 is higher than the effective tax rate for the comparable 2021 period, primarily due to foreign exchange losses noted above with no related tax benefit in the 2022 period, as compared to foreign exchange gains with limited tax expense during the comparable 2021 period.

Income tax expense for the first six months of 2022 was $39.2 million, or an effective tax rate of 16.1%, compared to income tax expense of $28.1 million, or an effective tax rate of 16.7%, for the first six months of 2021. The effective tax rate for the first six months of the 2022 period is lower than the applicable U.S. statutory tax rate due to a one-time deduction that resulted from the dissolution of one of the Company’s affiliates, as well as the forecasted impact of income earned in lower tax jurisdictions. The effective tax rate for the comparable 2021 period is lower than the applicable U.S. statutory tax rate primarily due to the forecasted impact of income earned in lower tax jurisdictions.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Transportation and Industrial. Segment information is described more fully in Note 15, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales by segment:

	Second Quarter				First Six Months
(in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Electronics	$358,176	$325,347	$32,829	10.1%	$723,997	$611,882	$112,115	18.3%
Transportation	182,027	133,318	48,709	36.5%	366,531	261,847	104,684	40.0%
Industrial	78,233	64,823	13,410	20.7%	151,238	113,553	37,685	33.2%
Total	$618,436	$523,488	$94,948	18.1%	$1,241,766	$987,282	$254,484	25.8%

Electronics Segment

Net sales increased $32.8 million, or 10.1%, in the second quarter of 2022 compared to the second quarter of 2021 and included unfavorable changes in foreign exchange rates of $9.5 million. The sales increase was primarily due to increased volume for the semiconductor and electronics products businesses of $25.8 million and $7.0 million, respectively, primarily driven by continued broad-based demand across numerous end markets and price realization.

Net sales increased $112.1 million, or 18.3%, in the first six months of 2022 compared to the first six months of 2021 and included unfavorable changes in foreign exchange rates of $14.4 million. The sales increase was primarily due to increased volume for the semiconductor and electronics products businesses of $67.6 million and $44.5 million, respectively. The volume increases were driven by continued broad-based demand across numerous end markets.

Transportation Segment

Net sales increased $48.7 million, or 36.5%, in the second quarter of 2022 compared to the second quarter of 2021 and included unfavorable changes in foreign exchange rates of $6.3 million. The sales increase was primarily due to the acquisition of Carling which contributed net sales of $57.8 million. Net sales in the commercial vehicle business increased by $60.5 million, largely due to the Carling acquisition noted previously and continued demand across a number of commercial vehicle end markets. The passenger car products and automotive sensors businesses had sales decreases of $8.3 million and $3.5 million, respectively, driven by a decline in global car build compared to the same quarter last year primarily due to supply chain constraints, including China COVID shut-downs and OEM shut downs caused by market shortages of semiconductor chips partially offset by greater content growth from vehicle mix and electric vehicles.

Net sales increased $104.7 million, or 40.0%, in the first six months of 2022 compared to the first six months of 2021 and included favorable changes in foreign exchange rates of $9.9 million. The sales increase was primarily due to the acquisition of Carling which contributed net sales of $113.5 million. Net sales in the commercial vehicle business increased by $122.0 million, largely due to the Carling acquisition noted previously and continued demand across a number of commercial vehicle end markets. The passenger car products and automotive sensors businesses had sales decreases of $11.7 million and $5.6 million, respectively, driven by a decline in global car build compared to last year largely due to supply chain constraints and OEM shut downs caused by market shortages of semiconductor chips as well as a reduction of demand in Europe due to Ukraine/Russia conflict partially offset by greater content growth from vehicle mix and electric vehicles.

Industrial Segment

Net sales increased by $13.4 million, or 20.7%, in the second quarter of 2022 compared to the second quarter of 2021, which included unfavorable changes in foreign exchange rates of $0.6 million. The increase in net sales was primarily due to higher volume and demand across product lines in renewables, and ongoing improving demand in nonresidential construction, oil & gas, natural resources, and industrial maintenance, repair, and operations end markets along with price realization.

Net sales increased by $37.7 million, or 33.2%, in the first six months of 2022 compared to the first six months of 2021, which included favorable changes in foreign exchange rates of $0.7 million. The increase in net sales was primarily due to higher volume and demand across product lines in industrial safety, HVAC, renewables, nonresidential construction, oil & gas, natural resources, and industrial maintenance, repair, and operations end markets and incremental one month net sales of $9.1 million or 14.0% from the Hartland acquisition.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Second Quarter				First Six Months
(in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Asia-Pacific	$252,809	$239,477	$13,332	5.6%	$513,027	$451,662	$61,365	13.6%
Americas	247,591	180,335	67,256	37.3%	484,821	333,241	151,580	45.5%
Europe	118,036	103,676	14,360	13.9%	243,918	202,379	41,539	20.5%
Total	$618,436	$523,488	$94,948	18.1%	$1,241,766	$987,282	$254,484	25.8%

Asia-Pacific

Net sales increased $13.3 million, or 5.6%, in the second quarter of 2022 compared to the second quarter of 2021 and included unfavorable changes in foreign exchange rates of $4.5 million. The increase in net sales was primarily due to higher volume from the semiconductor business within the Electronics segment and incremental sales from the Carling acquisition included in the commercial vehicle products business within the Transportation segment compared to the second quarter of 2021.

Net sales increased $61.4 million, or 13.6%, in the first six months of 2022 compared to the first six months of 2021 and included unfavorable changes in foreign exchange rates of $5.5 million. The increase in net sales was primarily due to higher volume across all businesses within the Electronics segment and incremental sales from the Carling acquisition included in the commercial vehicle products business within the Transportation segment compared to the first six months of 2021.

Americas

Net sales increased $67.3 million, or 37.3%, in the second quarter of 2022 compared to the second quarter of 2021 and included unfavorable changes in foreign exchange rates of $0.3 million. The increase in net sales was primarily due to incremental sales from the Carling acquisition included in the commercial vehicle products business within the Transportation segment and higher volume from all businesses within the Electronics and Industrial segments compared to the second quarter of 2021.

Net sales increased $151.6 million, or 45.5%, in the first six months of 2022 compared to the first six months of 2021 and included unfavorable changes in foreign exchange rates of $0.5 million. The increase in net sales was primarily due to incremental sales from the Carling acquisition included in the commercial vehicle products business within the Transportation segment and higher volume from all businesses within the Electronics and Industrial segments compared to the first six months of 2021.

Europe

Net sales increased $14.4 million, or 13.9%, in the second quarter of 2022 compared to the second quarter of 2021 and included unfavorable changes in foreign exchange rates of $11.6 million. The increase in net sales was primarily due to increased volume across all businesses within the Electronics segment and incremental sales from the Carling acquisition included in the commercial vehicle products business within the Transportation segment compared to the second quarter of 2021.

Net sales increased $41.5 million, or 20.5%, in the first six months of 2022 compared to the first six months of 2021 and included favorable changes in foreign exchange rates of $19.0 million. The increase in net sales was primarily due to increased volume across all businesses within the Electronics segment and incremental sales from the Carling acquisition included in the commercial vehicle products business within the Transportation segment compared to the first six months of 2021.

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

Cash and cash equivalents were $809.1 million as of July 2, 2022, an increase of $330.6 million as compared to January 1, 2022. As of July 2, 2022, $532.2 million of the Company's $809.1 million cash and cash equivalents was held by U.S. subsidiaries.

Revolving Credit Facility and Term Loan

On June 30, 2022, the Company amended and restated its Credit Agreement, dated as of April 3, 2020 (the “Credit Agreement”) to effect certain changes, including, among other changes: (i) adding a $300 million unsecured term loan credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company and its subsidiaries; (iii) replacing LIBOR-based interest rate benchmarks and modifying performance-based interest rate margins; and (iv) extending the maturity date to June 30, 2027 (the “Maturity Date”). Pursuant to the Credit Agreement, the Company may, from time to time, increase the size of the revolving credit facility or enter into one or more tranches of term loans in minimum increments of $25 million if there is no event of default and the Company is in compliance with certain financial covenants.

Loans made under the available credit facility pursuant to the Credit Agreement ("the Credit Facility") bear interest at the Company’s option, at either Secured Overnight Financing Rate ("SOFR"), fixed for interest periods of one, two, three or six-month periods, plus 1.00% to 1.75%, plus a SOFR adjustment of 0.10% or at the bank’s Base Rate, as defined in the Credit Agreement,, plus —% to 0.75%, based upon the Company’s Consolidated Leverage Ratio, as defined in the Credit Agreement. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.10% to 0.175%, based on the Consolidated Leverage Ratio, as defined in the Credit Agreement. The Credit Agreement includes representations, covenants and events of default that are customary for financing transactions of this nature.

Revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $300.0 million, respectively, as of July 2, 2022.

On May 12, 2022, the Company entered into an interest rate swap agreement to manage interest rate risk exposure, effectively converting the interest rate on the Company's SOFR based floating-rate loans to a fixed-rate. The interest rate swap, with a notional value of $200 million, was designated as a cash flow hedge against the variability of cash flows associated with the Company's SOFR based loans scheduled to mature on June 30, 2027.

As of July 2, 2022, the effective interest rate on revolving loan and term loan outstanding borrowings was 2.875%.

As of July 2, 2022, the Company had no amount outstanding in letters of credit and had available $600.0 million of borrowing capacity under the revolving Credit Facility. At July 2, 2022, the Company was in compliance with all covenants under the Credit Agreement.

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

On December 8, 2016, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold $125 million aggregate principal amount of senior notes in two series. On February 15, 2017, $25 million in aggregate principal amount of 3.03% Senior Notes, Series A, due February 15, 2022 (“U.S. Senior Notes, Series A due 2022”), and $100 million in aggregate principal amount of 3.74% Senior Notes, Series B, due February 15, 2027 (“U.S. Senior Notes, Series B due 2027”) (together, the “U.S. Senior Notes due 2022 and 2027”) were funded. Interest on the U.S. Senior Notes due 2022 and 2027 is payable semiannually on February 15 and August 15, commencing August 15, 2017. During the six months ended July 2, 2022, the Company paid $25.0 million of U.S. Senior Notes, Series A due on February 15, 2022.

On November 15, 2017, the Company entered into a Note Purchase Agreement pursuant to which the Company issued and sold $175 million in aggregate principal amount of senior notes in two series. On January 16, 2018, $50 million aggregate principal amount of 3.48% Senior Notes, Series A, due February 15, 2025 (“U.S. Senior Notes, Series A due 2025”) and $125 million in aggregate principal amount of 3.78% Senior Notes, Series B, due February 15, 2030 (“U.S. Senior Notes, Series B due 2030”) (together, the “U.S. Senior Notes due 2025 and 2030”) were funded. Interest on the U.S. Senior Notes due 2025 and 2030 is payable semiannually on February 15 and August 15, commencing on August 15, 2018.

On May 18, 2022, the above note purchase agreements were amended to, among other things, update certain terms, including financial covenants to be consistent with the terms of the 2022 Purchase Agreement, as defined below.
On May 18, 2022, the Company entered into a Note Purchase Agreement (“2022 Purchase Agreement”) pursuant to which the Company issued and funded on July 18, 2022 $100 million in aggregate principal amount of 4.33% Senior Notes, due June 30, 2032 (“U.S. Senior Notes, due 2032”) (together with the U.S. Senior Notes due 2025 and 2030, the Euro Senior Notes and the U.S. Senior Notes due 2022 and 2027, the “Senior Notes”). Interest on the U.S. Senior Notes due 2032 is payable semiannually on June 30 and December 30, commencing on December 30, 2032.

Debt Covenants
The Company was in compliance with all covenants under the Credit Agreement and Senior Notes as of July 2, 2022 and currently expects to remain in compliance based on management’s estimates of operating and financial results for 2022. As of July 2, 2022, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions
On July 19, 2022, the Company acquired C&K Switches (“C&K”) for $540 million in cash. Founded in 1928, C&K is a leading designer and manufacturer of high-performance electromechanical switches and interconnect solutions with a strong global presence across a broad range of end markets, including industrial, transportation, aerospace, and datacom. At the time the Company and C&K entered into the definitive agreement, C&K had annualized sales of over $200 million. The business will be reported as part of the Electronics-Passive Products and Sensors business within the Company's Electronics segment. The Company financed the transaction through a combination of cash on hand and debt.

Dividends

During the second quarter of 2022 the Company paid quarterly dividends of $26.2 million to the shareholders. On July 28, 2022, the Board of Directors of the Company approved a 13% increase in the quarterly cash dividend from $0.53 to $0.60 per share, payable on September 8, 2022 to stockholders of record as of August 25, 2022.

Cash Flow Overview

	First Six Months
(in thousands)	2022	2021
Net cash provided by operating activities	$165,322	$126,346
Net cash used in investing activities	(65,367)	(139,940)
Net cash used in financing activities	245,017	(49,183)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(15,511)	(2,894)
Increase (decrease) in cash, cash equivalents, and restricted cash	329,461	(65,671)
Cash, cash equivalents, and restricted cash at beginning of period	482,836	687,525
Cash, cash equivalents, and restricted cash at end of period	$812,297	$621,854

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $165.3 million for the six months ended July 2, 2022 as compared to $126.3 million for the six months ended June 26, 2021. The increase in net cash provided by operating activities was primarily due to higher cash earnings, partially offset by increases in working capital resulting from higher sales growth and higher annual incentive bonus payments made in 2022 as compared to 2021.

Cash Flow from Investing Activities

Net cash used in investing activities was $65.4 million for the six months ended July 2, 2022 compared to $139.9 million during the six months ended June 26, 2021. Net cash paid for acquisitions was $9.8 million and $109.9 million for the six months ended July 2, 2022 and June 26, 2021, respectively. Capital expenditures were $56.2 million, representing an increase of $23.5 million compared to 2021. During six months ended July 2, 2022 and June 26, 2021, the Company received proceeds of $0.5 million from the sale of a property within the Transportation segment and $2.6 million from the sale of a property within the Electronics segment, respectively.

Cash Flow from Financing Activities

Net cash used in financing activities was $245.0 million for the six months ended July 2, 2022 compared to $49.2 million for the six months ended June 26, 2021. On June 30, 2022, the Company amended its Credit Agreement and borrowed of $300.0 million through a term loan. During the six months ended July 2, 2022, the Company paid $25.0 million of U.S. Senior Notes, Series A due on February 15, 2022. During the six months ended June 26, 2021, the Company made payments of $30.0 million on the amended revolving credit facility. Additionally, the Company paid dividends $26.2 million and $23.6 million in the six months ended July 2, 2022 and June 26, 2021, respectively.

Share Repurchase Program

On April 28, 2021, the Company announced that the Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program.

The Company did not repurchase any shares of its common stock for the three and six months ended July 2, 2022, and June 26, 2021.

Off-Balance Sheet Arrangements

As of July 2, 2022, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended January 1, 2022. During the six months ended July 2, 2022, there were no significant changes in the application of critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company's Annual Report on Form 10-K for the year ended January 1, 2022. During the six months ended July 2, 2022, there have been no material changes in the Company's exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 2, 2022. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended July 2, 2022, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

Except as noted in the first quarter of 2022, there were no other changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended July 2, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company did not repurchase any shares of its common stock for the three months ended July 2, 2022 and June 26, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
2.1*	Deed of Amendment No. 1 Sale and Purchase Agreement, dated July 18, 2022, by and between Cayman NIH VI BEIT Holdings, L.P. and Littelfuse, Inc.
4.1	Form of 4.33% Senior Note due June 30, 2032 (included in Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 19, 2022, Commission File No. 20388).
10.1
Note Purchase Agreement, dated May 18, 2022, among Littelfuse, Inc. and note purchasers listed on the signature pages thereto (filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 19, 2022, Commission File No. 20388).

10.2
Subsidiary Guaranty Agreement, dated July 18, 2022, among Carling Technologies, Inc., Hartland Controls Holding Corp., Hartland Controls, L.L.C., IXYS Buckeye, LLC, IXYS Integrated Circuits Division, LLC, IXYS Long Beach, Inc., IXYS USA, LLC, IXYS, LLC, LFUS LLC, Littelfuse Commercial Vehicle, LLC, Littelfuse Holding, LLC, Littelfuse International Holding, LLC, Littelfuse Mexico Holding LLC, Monolith Semiconductor Inc., Pele Technology, Inc., Reaction Tech RE, LLC, Reaction Technology Epi, LLC, Reaction Technology Incorporated, SymCom, Inc. and Zilog, Inc. (filed as Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 19, 2022, Commission File No. 20388).

10.3
First Amendment to 2016 Note Purchase Agreement, dated May 18, 2022, among Littelfuse, Inc., certain subsidiary guarantors, and the institutions party thereto (filed as Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 19, 2022, Commission File No. 20388).

10.4
First Amendment to 2016 Cross Border Note Purchase Agreement, dated May 18, 2022, among Littelfuse Netherland C.V., Littelfuse, Inc., certain subsidiary guarantors, and the institutions party thereto (filed as Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 19, 2022, Commission File No. 20388).

10.5
First Amendment to 2017 Note Purchase Agreement, dated May 18, 2022, among Littelfuse, Inc., certain subsidiary guarantors, and the institutions party thereto (filed as Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on May 19, 2022, Commission File No. 20388).

10.6
Amended and Restated Credit Agreement, dated as of June 30, 2022, by and among Littelfuse, Inc., certain subsidiaries of the company, as designated borrowers, certain subsidiaries of the company, as guarantors, the lenders party thereto and Bank of America, N.A., as agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association and BMO Harris Bank, N.A., as co-senior documentation agents, Wells Fargo Bank, National Association, as documentation agent, BofA Securities, Inc. as sole bookrunner and joint lead arranger, and JPMorgan Chase Bank, N.A., as joint lead arranger (filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 30, 2022, Commission File No. 20388).

31.1*	Certification of David W. Heinzmann, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Meenal A. Sethna, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LITTELFUSE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity , (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Meenal A. Sethna
Meenal A. Sethna
Executive Vice President and Chief Financial Officer

Date: August 3, 2022	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Vice President and Chief Accounting Officer