Form 10-Q
period 2022-10-01
LITTELFUSE INC /DE
filed 2022-11-02
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 01, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X]

As of October 28, 2022, the registrant had outstanding 24,755,581 shares of Common Stock, net of Treasury Shares.

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of October 01, 2022 (unaudited) and January 01, 2022	3
	Condensed Consolidated Statements of Net Income for the three and nine months ended October 01, 2022 (unaudited) and September 25, 2021 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 01, 2022 (unaudited) and September 25, 2021 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended October 01, 2022 (unaudited) and September 25, 2021 (unaudited)	6
	Condensed Consolidated Statements of Stockholders' Equity for the nine months ended October 01, 2022 (unaudited) and September 25, 2021 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
Signatures		42

ITEM 1. FINANCIAL STATEMENTS
LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands)	October 1, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$474,003	$478,473
Short-term investments	79	28
Trade receivables, less allowances of $83,872 and $59,232 at October 1, 2022 and January 1, 2022, respectively	339,729	275,192
Inventories	536,026	445,671
Prepaid income taxes and income taxes receivable	5,833	2,035
Prepaid expenses and other current assets	75,643	68,812
Total current assets	1,431,313	1,270,211
Net property, plant, and equipment	458,234	437,889
Intangible assets, net of amortization	605,310	407,126
Goodwill	1,168,458	929,790
Investments	23,770	39,211
Deferred income taxes	10,461	13,127
Right of use lease assets, net	46,175	29,616
Other long-term assets	34,207	24,734
Total assets	$3,777,928	$3,151,704
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$219,447	$222,039
Accrued liabilities	177,127	159,689
Accrued income taxes	42,016	27,905
Current portion of long-term debt	10,220	25,000
Total current liabilities	448,810	434,633
Long-term debt, less current portion	975,610	611,897
Deferred income taxes	116,595	81,289
Accrued post-retirement benefits	36,842	37,037
Non-current operating lease liabilities	35,778	22,305
Other long-term liabilities	75,402	71,023
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, October 1, 2022–26,440,679; January 1, 2022–26,350,763	261	260
Additional paid-in capital	969,459	946,588
Treasury stock, at cost: 1,685,182 and 1,664,711 shares, respectively	(252,828)	(248,120)
Accumulated other comprehensive loss	(135,203)	(73,463)
Retained earnings	1,507,035	1,268,124
Littelfuse, Inc. shareholders’ equity	2,088,724	1,893,389
Non-controlling interest	167	131
Total equity	2,088,891	1,893,520
Total liabilities and equity	$3,777,928	$3,151,704

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
Net sales	$658,880	$539,581	$1,900,646	$1,526,863
Cost of sales	402,059	325,009	1,122,258	954,429
Gross profit	256,821	214,572	778,388	572,434

Selling, general, and administrative expenses	90,219	67,468	258,820	199,071
Research and development expenses	25,752	15,779	68,796	46,912
Amortization of intangibles	15,567	10,446	39,883	31,608
Restructuring, impairment, and other charges	3,413	772	4,265	1,998
Total operating expenses	134,951	94,465	371,764	279,589
Operating income	121,870	120,107	406,624	292,845

Interest expense	8,399	4,602	17,069	13,901
Foreign exchange loss	18,191	3,154	40,051	8,315
Other (income) expense, net	(698)	(1,240)	9,789	(10,867)
Income before income taxes	95,978	113,591	339,715	281,496
Income taxes	20,510	21,537	59,713	49,634
Net income	$75,468	$92,054	$280,002	$231,862

Earnings per share:
Basic	$3.05	$3.74	$11.32	$9.43
Diluted	$3.02	$3.69	$11.21	$9.31

Weighted-average shares and equivalent shares outstanding:
Basic	24,755	24,622	24,726	24,582
Diluted	24,988	24,926	24,986	24,904

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
Net income	$75,468	$92,054	$280,002	$231,862
Other comprehensive (loss) income:
Pension and postemployment adjustment, net of tax	599	487	1,548	1,270
Cash flow hedge, net of tax	7,609	—	7,068	—
Foreign currency translation adjustments	(36,396)	(5,441)	(70,356)	(5,641)
Comprehensive income	$47,280	$87,100	$218,262	$227,491

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	October 1, 2022	September 25, 2021
OPERATING ACTIVITIES
Net income	$280,002	$231,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,326	41,441
Amortization of intangibles	39,883	31,608
Deferred revenue	(377)	(2,154)
Non-cash inventory charges	11,534	6,807
Stock-based compensation	19,732	16,010
Loss (gain) on investments and other assets	13,740	(9,739)
Deferred income taxes	(4,320)	1,116
Other	55,424	11,735
Changes in operating assets and liabilities:
Trade receivables	(56,431)	(83,793)
Inventories	(83,803)	(71,232)
Accounts payable	(3,838)	53,945
Accrued liabilities and income taxes	(4,399)	23,294
Prepaid expenses and other assets	(2,034)	(10,236)
Net cash provided by operating activities	313,439	240,664
INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(532,772)	(110,646)
Purchases of property, plant, and equipment	(77,773)	(57,526)
Net proceeds from sale of property, plant and equipment, and other	565	2,561
Net cash used in investing activities	(609,980)	(165,611)
FINANCING ACTIVITIES
Proceeds of term loan	300,000	—
Proceeds of senior notes	100,000	—
Payments of senior notes payable	(25,000)	—
Repayments of other debts	(5,979)	—
Payments of term loan	(1,875)	—
Payments of revolving credit facility	—	(30,000)
Net proceeds related to stock-based award activities	(1,568)	5,771
Debt issuance costs	(2,600)	—
Cash dividends paid	(41,055)	(36,648)
Net cash provided by (used in) financing activities	321,923	(60,877)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(31,963)	(5,832)
(Decrease) increase in cash, cash equivalents, and restricted cash	(6,581)	8,344
Cash, cash equivalents, and restricted cash at beginning of period	482,836	687,525
Cash, cash equivalents, and restricted cash at end of period	$476,255	$695,869
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$474,003	$690,682
Restricted cash included in prepaid expenses and other current assets	$824	$3,483
Restricted cash included in other long-term assets	$1,428	$1,704
Cash paid interest during the period	$16,888	$14,830
Capital expenditures, not yet paid	$9,111	$9,234

 See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at January 1, 2022	$260	$946,588	$(248,120)	$(73,463)	$1,268,124	$131	$1,893,520
Net income	—	—	—	—	117,518	—	117,518
Other comprehensive loss, net of tax	—	—	—	(2,203)	—	—	(2,203)
Stock-based compensation	—	3,886	—	—	—	—	3,886
Withheld shares on restricted share units for withholding taxes	—	—	(4)	—	—	—	(4)
Stock options exercised	—	1,021	—	—	—	—	1,021
Cash dividends paid ($0.53 per share)	—	—	—	—	(13,086)	—	(13,086)
Balance at April 2, 2022	$260	$951,495	$(248,124)	$(75,666)	$1,372,556	$131	$2,000,652
Net income	—	—	—	—	87,016	—	87,016
Other comprehensive loss, net of tax	—	—	—	(31,349)	—	—	(31,349)
Stock-based compensation	—	11,382	—	—	—	—	11,382
Withheld shares on restricted share units for withholding taxes	—	—	(4,704)	—	—	—	(4,704)
Stock options exercised	1	2,060	—	—	—	—	2,061
Cash dividends paid ($0.53 per share)	—	—	—	—	(13,115)	—	(13,115)
Balance at July 2, 2022	$261	$964,937	$(252,828)	$(107,015)	$1,446,457	$131	$2,051,943
Net income	—	—	—	—	75,468	—	75,468
Other comprehensive loss, net of tax	—	—	—	(28,188)	—	—	(28,188)
Stock-based compensation	—	4,464	—	—	—	—	4,464
Non-controlling interest					(36)	36	—
Stock options exercised	—	58	—	—	—	—	58
Cash dividends paid ($0.60 per share)	—	—	—	—	(14,854)	—	(14,854)
Balance at October 1, 2022	$261	$969,459	$(252,828)	$(135,203)	$1,507,035	$167	$2,088,891

See accompanying Notes to Condensed Consolidated Financial Statements.

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 26, 2020	$259	$907,858	$(242,366)	$(91,157)	$1,034,048	$131	$1,608,773
Net income	—	—	—	—	57,713	—	57,713
Other comprehensive income (loss), net of tax	—	—	—	(4,871)	—	—	(4,871)
Stock-based compensation	—	3,395	—	—	—	—	3,395
Stock options exercised	—	7,509	—	—	—	—	7,509
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,782)	—	(11,782)
Balance at March 27, 2021	$259	$918,762	$(242,366)	$(96,028)	$1,079,979	$131	$1,660,737
Net income	—	—	—	—	82,095	—	82,095
Other comprehensive income, net of tax	—	—	—	5,454	—	—	5,454
Stock-based compensation	—	8,843	—	—	—	—	8,843
Withheld shares on restricted share units for withholding taxes	—	—	(5,597)	—	—	—	(5,597)
Stock options exercised	1	2,501	—	—	—	—	2,502
Cash dividends paid ($0.48 per share)	—	—	—	—	(11,814)	—	(11,814)
Balance at June 26, 2021	$260	$930,106	$(247,963)	$(90,574)	$1,150,260	$131	$1,742,220
Net income	—	—	—	—	92,054	—	92,054
Other comprehensive loss, net of tax	—	—	—	(4,954)	—	—	(4,954)
Stock-based compensation	—	3,772	—	—	—	—	3,772
Withheld shares on restricted share units for withholding taxes	—	—	(115)	—	—	—	(115)
Stock options exercised	—	1,473	—	—	—	—	1,473
Cash dividends paid ($0.53 per share)	—	—	—	—	(13,052)	—	(13,052)
Balance at September 25, 2021	$260	$935,351	$(248,078)	$(95,528)	$1,229,262	$131	$1,821,398

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

1. Summary of Significant Accounting Policies and Other Information

Nature of Operations

Founded in 1927, Littelfuse is an industrial technology manufacturing company empowering a sustainable, connected, and safer world. Across more than 15 countries, and with approximately 19,000 global associates, the Company partners with customers to design and deliver innovative, reliable solutions. Serving over 100,000 end customers, the Company’s products are found in a variety of industrial, transportation and electronics end markets – everywhere, every day.

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

Revenue Recognition

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three and nine months ended October 1, 2022 and September 25, 2021:

	Three Months Ended October 1, 2022				Nine Months Ended October 1, 2022
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$188,916	$—	$—	$188,916	$521,172	$—	$—	$521,172
Electronics – Semiconductor	208,713	—	—	208,713	600,454	—	—	600,454
Passenger Car Products	—	62,280	—	62,280	—	186,552	—	186,552
Automotive Sensors	—	22,998	—	22,998	—	72,336	—	72,336
Commercial Vehicle Products	—	96,457	—	96,457	—	289,378	—	289,378
Industrial Products	—	—	79,516	79,516	—	—	230,754	230,754
Total	$397,629	$181,735	$79,516	$658,880	$1,121,626	$548,266	$230,754	$1,900,646

	Three Months Ended September 25, 2021				Nine Months Ended September 25, 2021
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$171,299	$—	$—	$171,299	$459,012	$—	$—	$459,012
Electronics – Semiconductor	175,941	—	—	175,941	500,110	—	—	500,110
Passenger Car Products	—	64,630	—	64,630	—	200,579	—	200,579
Automotive Sensors	—	24,112	—	24,112	—	79,081	—	79,081
Commercial Vehicle Products	—	35,673	—	35,673	—	106,602	—	106,602
Industrial Products	—	—	67,926	67,926			181,479	181,479
Total	$347,240	$124,415	$67,926	$539,581	$959,122	$386,262	$181,479	$1,526,863

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

Ship and Debit Program

Some of the terms of the Company’s sales agreements and normal business conditions provide customers (distributors) the ability to receive price adjustments on products previously shipped and invoiced. This practice is common in the industry and is referred to as a “ship and debit” program. This program allows the distributor to debit the Company for the difference between the distributors’ contracted price and a lower price for specific transactions. Under certain circumstances (usually in a competitive situation or large volume opportunity), a distributor will request authorization for pricing allowances to reduce its price. When the Company approves such a reduction, the distributor is authorized to “debit” its account for the difference between the contracted price and the lower approved price. The Company establishes reserves for this program based on historical activity, distributor inventory levels and actual authorizations for the debit and recognizes these debits as a reduction of revenue.

Return to Stock

The Company has a return to stock policy whereby certain customers, with prior authorization from Littelfuse management, can return previously purchased goods for full or partial credit. The Company establishes an estimated allowance for these returns based on historical activity. Sales revenue and cost of sales are reduced to anticipate estimated returns.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash at October 1, 2022 and January 1, 2022 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

(in thousands)	October 1, 2022	January 1, 2022
Cash and cash equivalents	$474,003	$478,473
Restricted cash included in prepaid expenses and other current assets	824	2,718
Restricted cash included in other long-term assets	1,428	$1,645
Total cash, cash equivalents and restricted cash	$476,255	$482,836

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

C&K Switches

On July 19, 2022, the Company completed the previously announced acquisition of C&K Switches (“C&K”) for $540 million in cash. Founded in 1928, C&K is a leading designer and manufacturer of high-performance electromechanical switches and interconnect solutions with a strong global presence across a broad range of end markets, including industrial, transportation, aerospace, and datacom. At the time the Company and C&K entered into the definitive agreement, C&K had annualized sales of over $200 million. The business is reported as part of the Electronics-Passive Products and Sensors business within the Company's Electronics segment.

The acquisition was funded through a combination of cash on hand and debt. The total purchase consideration of $523.0 million, net of cash acquired, has been allocated, on a preliminary basis, to assets acquired and liabilities assumed, as of the completion of the acquisition, based on preliminary estimated fair values. The purchase price allocation is preliminary because the evaluations necessary to assess the fair values of the net assets acquired are still in process. As a result, these allocations are subject to change during the purchase price allocation period as the valuations are finalized.

The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the C&K acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$523,014
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables, net	26,231
Inventories	42,968
Other current assets	2,932
Property, plant, and equipment	32,559
Intangible assets	254,700
Goodwill	278,016
Other non-current assets	14,797
Current liabilities	(50,871)
Long- term debt	(14,889)
Other non-current liabilities	(63,429)
$523,014
All C&K goodwill, other assets and liabilities were recorded in the Electronics segment and are reflected in the Americas, Europe and Asia-Pacific geographic areas. The goodwill resulting from this acquisition consists largely of the Company’s expected future product sales and synergies from combining C&K’s products and technology with the Company’s existing Electronics products portfolio. Goodwill resulting from the C&K acquisition is not expected to be deductible for tax purposes.

Included in the Company’s Condensed Consolidated Statements of Net Income for the three months ended October 1, 2022 are net sales of approximately $37.9 million, and a loss before income taxes of $6.1 million, since the July 19, 2022 acquisition of C&K.

As required by purchase accounting rules, the Company recorded a $10.8 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up was partially amortized as a non-cash charge to cost of sales during the three months ended October 1, 2022, as the acquired inventory was sold, and reflected as other non-segment costs. The Company recognized a non-cash charge of $6.8 million to cost of sales during the three months ended October 1, 2022.

During the three and nine months ended October 1, 2022, the Company incurred approximately $3.5 million and $9.2 million, respectively, of legal and professional fees related to C&K acquisition recognized as Selling, general, and administrative expenses. These costs were reflected as other non-segment costs.

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

The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the Carling acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$314,094
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables, net	26,232
Inventories	56,479
Other current assets	3,454
Property, plant, and equipment	56,128
Intangible assets	126,390
Goodwill	97,975
Other non-current assets	4,007
Current liabilities	(21,522)
Other non-current liabilities	(35,049)
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

During the nine months ended October 1, 2022, the Company paid $0.5 million related to the final working capital adjustment and made measurement period adjustments to reduce the fair value of property, plant and equipment of $8.2 million, inventories of $0.8 million, and an increase in net accounts receivable of $0.6 million and intangible assets attributable to customer relationships of $0.5 million. As a result of these adjustments along with a corresponding reduction of deferred tax liabilities of $2.5 million, goodwill was increased by $5.9 million.

As required by purchase accounting rules, the Company recorded a $6.4 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up was amortized as a non-cash charge to cost of sales during the fourth quarter of 2021 and first quarter of 2022, as the acquired inventory was sold, and reflected as other non-segment costs. The Company recognized a non-cash charge of $4.8 million to cost of sales during the nine months ended October 1, 2022.

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

The total purchase consideration of $108.5 million, net of cash, cash equivalents, and restricted cash has been allocated to assets acquired and liabilities assumed, as of the completion of the acquisition, based on estimated fair values. As of October 1, 2022, the Company had restricted cash of $0.8 million in an escrow account for general indemnification purposes.

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

The Company recorded a $6.8 million step-up of inventory to its fair value as of the acquisition date. The step-up was amortized as a non-cash charge to cost of sales during the first and second quarters of 2021, as the acquired inventory was sold, and is reflected as other non-segment costs. During the three and nine months ended September 25, 2021, the Company recognized a charge of $3.3 million and 6.8 million, respectively, for the amortization of this fair value inventory step-up.

During the nine months ended September 25, 2021, the Company incurred approximately $0.8 million of legal and professional fees related to Hartland acquisition recognized as Selling, general, and administrative expenses. These costs were reflected as other non-segment costs.

Pro Forma Results
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company, C&K as though the acquisition had occurred as of December 27, 2020, and Hartland and Carling as though the acquisitions had occurred as of December 29, 2019. The Company has not included pro forma results of operations for Embed as its operations were not material to the Company. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the C&K acquisition occurred as of December 27, 2020 and had the Hartland and Carling acquisitions occurred as of December 29, 2019 or of future consolidated operating results.

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except per share amounts)	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
Net sales	$663,741	$638,583	$2,025,881	$1,823,333
Income before income taxes	106,333	112,325	375,735	274,406
Net income	82,619	89,491	303,341	220,048
Net income per share — basic	3.34	3.63	12.27	8.95
Net income per share — diluted	3.31	3.59	12.14	8.84

Pro forma results presented above primarily reflect the following adjustments:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
Amortization (a)	$(85)	$(4,775)	$(4,646)	$(14,620)
Depreciation	451	697	1,979	1,902
Transaction costs (b)	3,548	(2,096)	9,218	(6,931)
Amortization of inventory step-up (c)	6,765	—	11,534	(4,016)
Interest expense (d)	497	432	815	2,328
Income tax (expense) benefit of above items	(2,794)	1,412	(4,582)	5,456
(a)The amortization adjustment for the three and nine months ended October 1, 2022 and September 25, 2021 primarily reflects incremental amortization resulting from the measurement of intangibles at their fair values.
(b)The transaction cost adjustments reflect the reversal of certain legal and professional fees from the three and nine months ended October 1, 2022 and September 25, 2021, and recognition of those fees during the three and nine months ended September 25, 2021.
(c)The amortization of inventory step-up adjustment reflects the reversal of the amount recognized during the three and nine months ended October 1, 2022, and the recognition of the amortization during the nine months ended September 25, 2021. The inventory step-up was amortized over four months as the inventory was sold.
(d)The interest expense adjustment reflects incremental interest expense related to the financing of the C&K acquisition.

3. Inventories

The components of inventories at October 1, 2022 and January 1, 2022 are as follows:

(in thousands)	October 1, 2022	January 1, 2022
Raw materials	$225,987	$168,409
Work in process	130,943	117,506
Finished goods	220,344	195,656
Inventory reserves	(41,248)	(35,900)
Total	$536,026	$445,671

4. Property, Plant, and Equipment

The components of net property, plant, and equipment at October 1, 2022 and January 1, 2022 are as follows:

(in thousands)	October 1, 2022	January 1, 2022
Land and land improvements	$21,122	$23,470
Building and building improvements	182,312	151,297
Machinery and equipment	775,532	779,559
Accumulated depreciation	(520,732)	(516,437)
Total	$458,234	$437,889

The Company recorded depreciation expense of $17.0 million and $14.2 million for the three months ended October 1, 2022 and September 25, 2021, respectively, and $48.3 million and $41.4 million for the nine months ended October 1, 2022 and September 25, 2021, respectively.

5. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill by segment for the nine months ended October 1, 2022 are as follows:

(in thousands)	Electronics	Transportation	Industrial	Total
Net book value of goodwill as of January 1, 2022
Gross goodwill as of January 1, 2022	$660,245	$228,555	$86,232	$975,032
Accumulated impairment losses as of January 1, 2022	—	(36,177)	(9,065)	(45,242)
Total	660,245	192,378	77,167	929,790
Changes during 2022
Additions(a)	278,016	15,174	—	293,190
Currency translation	(42,086)	(11,440)	(996)	(54,522)
Net book value of goodwill as of October 1, 2022
Gross goodwill as of October 1, 2022	896,175	227,927	84,616	1,208,718
Accumulated impairment losses as of October 1, 2022	—	(31,815)	$(8,445)	(40,260)
Total	$896,175	$196,112	$76,171	$1,168,458
(a) The additions resulted from the acquisitions of C&K, Embed and Carling.

The components of other intangible assets as of October 1, 2022 and January 1, 2022 are as follows:

	As of October 1, 2022
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$17,459	$2,081	$15,378
Patents, licenses and software	260,478	134,234	126,244
Distribution network	41,250	39,989	1,261
Customer relationships, trademarks, and tradenames	614,571	152,144	462,427
Total	$933,758	$328,448	$605,310

	As of January 1, 2022
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$19,542	$1,906	$17,636
Patents, licenses and software	164,556	101,307	63,249
Distribution network	43,361	40,591	2,770
Customer relationships, trademarks, and tradenames	487,710	164,239	323,471
Total	$715,169	$308,043	$407,126

During the three months ended October 1, 2022 and September 25, 2021, the Company recorded amortization expense of $15.6 million and $10.4 million, respectively. During the nine months ended October 1, 2022 and September 25, 2021, the Company recorded amortization expense of $39.9 million and $31.6 million, respectively.

During the three months ended October 1, 2022, the Company recorded additions to intangible assets of $254.7 million, related to the C&K acquisition, the components of which were as follows:

(in thousands)	Weighted Average Useful Life	Amount
Patents, licenses and software	12	$55,700
Customer relationships, trademarks, and tradenames	17	199,000
Total		$254,700

Estimated annual amortization expense related to intangible assets with definite lives as of October 1, 2022 is as follows:

(in thousands)	Amount
2022	$55,735
2023	59,823
2024	56,539
2025	56,201
2026	49,944
2027 and thereafter	366,951
Total	$645,193

6. Accrued Liabilities

The components of accrued liabilities as of October 1, 2022 and January 1, 2022 are as follows:

(in thousands)	October 1, 2022	January 1, 2022
Employee-related liabilities	$92,177	$92,018
Operating lease liability	11,880	9,018
Professional services	11,475	4,299
Other non-income taxes	7,709	4,280
Restructuring liability	3,556	2,944
Interest	3,408	4,402
Current post-retirement benefits liability	1,606	1,248
Deferred revenue	1,129	1,105
Other	44,187	40,375
Total	$177,127	$159,689

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

7. Restructuring, Impairment, and Other Charges

The Company recorded restructuring, impairment and other charges for the three and nine months ended October 1, 2022 and September 25, 2021 as follows:

	Three months ended October 1, 2022				Nine months ended October 1, 2022
(in thousands)	Electronics	Transportation	Industrial	Total	Electronics	Transportation	Industrial	Total
Employee terminations	$1,401	$1,574	$—	$2,975	$1,807	$1,997	$—	$3,804
Other restructuring charges	73	365	—	438	76	385	—	461
Total restructuring charges	1,474	1,939	—	3,413	1,883	2,382	—	4,265
Total	$1,474	$1,939	$—	$3,413	$1,883	$2,382	$—	$4,265

	Three months ended September 25, 2021				Nine months ended September 25, 2021
(in thousands)	Electronics	Transportation	Industrial	Total	Electronics	Transportation	Industrial	Total
Employee terminations	$542	$—	$133	$675	$1,094	$416	$302	$1,812
Other restructuring charges	—	97	—	97	—	186	—	186
Total restructuring charges	542	97	133	772	1,094	602	302	1,998
Total	$542	$97	$133	$772	$1,094	$602	$302	$1,998

2022
For the three and nine months ended October 1, 2022, the Company recorded total restructuring charges of $3.4 million and $4.3 million, respectively, primarily for employee termination costs. These charges are primarily related to the reorganization of certain manufacturing, selling and administrative functions within the passenger vehicle and automotive sensor businesses in the Transportation segment and the reorganization of selling and administrative functions due to the C&K acquisition within the Electronics segment.

2021
For the three and nine months ended September 25, 2021, the Company recorded total restructuring charges of $0.8 million and $2.0 million, respectively, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions within the Electronic and Transportation segments.

The restructuring liability as of October 1, 2022 and January 1, 2022 is $3.6 million and $2.9 million, respectively. The restructuring liability is included within accrued liabilities in the Condensed Consolidated Balance Sheets. The Company anticipates the remaining payments associated with employee terminations will primarily be completed in fiscal year 2022.

8. Debt

The carrying amounts of debt at October 1, 2022 and January 1, 2022 are as follows:

(in thousands)	October 1, 2022	January 1, 2022
Revolving Credit Facility	$100,000	$100,000
Term Loan	298,125	—
Euro Senior Notes, Series A due 2023	114,958	132,444
Euro Senior Notes, Series B due 2028	93,342	107,540
U.S. Senior Notes, Series A due 2022	—	25,000
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	50,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
U.S. Senior Notes, due 2032	100,000	—
Other	9,376	—
Unamortized debt issuance costs	(4,971)	(3,087)
Total debt	985,830	636,897
Less: Current maturities	(10,220)	(25,000)
Total long-term debt	$975,610	$611,897

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

Loans made under the available credit facility pursuant to the Credit Agreement ("the Credit Facility") bear interest at the Company’s option, at either Secured Overnight Financing Rate ("SOFR"), fixed for interest periods of one, two, three or six-month periods, plus 1.00% to 1.75%, plus a SOFR adjustment of 0.10% or at the bank’s Base Rate, as defined in the Credit Agreement, plus —% to 0.75%, based upon the Company’s Consolidated Leverage Ratio, as defined in the Credit Agreement. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.10% to 0.175%, based on the Consolidated Leverage Ratio, as defined in the Credit Agreement. The Credit Agreement includes representations, covenants and events of default that are customary for financing transactions of this nature.

Revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the three months ended October 1, 2022, the Company paid $1.9 million of term loan. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $298.1 million, respectively, as of October 1, 2022.

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

As of October 1, 2022, the effective interest rate on revolving loan and term loan outstanding borrowings was 4.13%.

As of October 1, 2022, the Company had no outstanding in letters of credit under the Credit Facility and had available $600.0 million of borrowing capacity under the revolving Credit Facility. As of October 1, 2022, the Company was in compliance with all covenants under the Credit Agreement.

Debt Issuance Costs
During three and nine months ended October 1, 2022, the Company paid debt issuance costs of $0.4 million and $2.6 million in connection with the new amended Credit Agreement on June 30, 2022 which, along with the remaining balance of debt issuance costs of the previous credit facility, are being amortized over the life of the new amended Credit Agreement.

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

On December 8, 2016, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold $125 million aggregate principal amount of senior notes in two series. On February 15, 2017, $25 million in aggregate principal amount of 3.03% Senior Notes, Series A, due February 15, 2022 (“U.S. Senior Notes, Series A due 2022”), and $100 million in aggregate principal amount of 3.74% Senior Notes, Series B, due February 15, 2027 (“U.S. Senior Notes, Series B due 2027”) (together, the “U.S. Senior Notes due 2022 and 2027”) were funded. Interest on the U.S. Senior Notes due 2022 and 2027 is payable semiannually on February 15 and August 15, commencing August 15, 2017. During the nine months ended October 1, 2022, the Company paid $25.0 million of U.S. Senior Notes, Series A due on February 15, 2022.

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

On May 18, 2022, the above note purchase agreements were amended to, among other things, update certain terms, including financial covenants to be consistent with the terms of the restated Credit Agreement and the 2022 Purchase Agreement, as defined below.
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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At October 1, 2022, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $8.5 million and $6.1 million for the three months ended October 1, 2022 and September 25, 2021, respectively, and $16.9 million and $14.8 million for the nine months ended October 1, 2022 and September 25, 2021, respectively.

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

Level 2—Valuations based upon quoted prices for similar instruments, prices for identical or similar instruments in markets that are not active, or model-derived valuations, all of whose significant inputs are observable, and

Level 3—Valuations based upon one or more significant unobservable inputs
.
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

Derivatives Designated as Hedging Instruments

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

Derivatives Not Designated as Hedging Instruments

On July 14, 2022, the Company entered into a foreign currency exchange forward contract to mitigate the currency fluctuation risk between the Euro and U.S. dollar on its Euro denominated Senior Notes, Series A due 2023. The notional value of the forward contract at July 14, 2023 was €117.0 million and expires on December 7, 2023. The foreign currency contract was not designated as a hedge instrument and is marked to market on a monthly basis. As a result, changes in fair value are reported in Foreign exchange loss in the Consolidated Statements of Operations. The fair value of the foreign currency forward contract was valued using market exchange rates by a third party and classified as a Level 2 input under the fair value hierarchy.

As of October 1, 2022, the fair values of our derivative financial instrument and their classifications on the Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Consolidated Balance Sheet Classification	October 1, 2022
Derivatives Designated as Hedging Instruments
Interest rate swap agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$2,726
	Other long-term assets	$6,574
Derivatives Not Designated as Hedging Instruments
Foreign exchange forward contract	Other long-term liabilities	$3,179

The pre-tax losses recognized on derivative financial instruments in the Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2022 were as follows:

		Three Months Ended	Nine Months Ended
(in thousands)	Classification of Loss Recognized in the Condensed Consolidated Statements of Operations	October 1, 2022	October 1, 2022
Derivatives designated as cash flow hedges
Interest rate swap agreement	Interest expense, net	$314	$335
Derivatives Not Designated as Hedging Instruments
Foreign exchange forward contract	Foreign exchange loss	$3,209	$3,209

The pre-tax gain recognized on derivative financial instruments in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 1, 2022 was as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	October 1, 2022	October 1, 2022
Derivatives designated as cash flow hedges
Interest rate swap agreement	$(10,012)	$(9,300)

The pre-tax gain of $2.7 million from accumulated other comprehensive (loss) to earnings is expected to be recognized during the next twelve months.

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

There were no changes during the quarter ended October 1, 2022 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of October 1, 2022 and January 1, 2022, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of October 1, 2022:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$83,012	$—	$—	$83,012
Investments in equity securities	10,123	—	—	10,123
Mutual funds	13,037	—	—	13,037
Total	$106,172	$—	$—	$106,172

The following table presents assets measured at fair value by classification within the fair value hierarchy as of January 1, 2022:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$12,475	$—	$—	$12,475
Investments in equity securities	26,070	—	—	26,070
Mutual funds	15,021	—	—	15,021
Total	$53,566	$—	$—	$53,566

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s Credit Facilities’ fair values approximate book value at October 1, 2022 and January 1, 2022, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of October 1, 2022 and January 1, 2022 were as follows:

	October 1, 2022		January 1, 2022
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series A due 2023	$114,958	$111,435	$132,444	$134,119
Euro Senior Notes, Series B due 2028	93,342	80,581	107,540	110,837
USD Senior Notes, Series A due 2022	—	—	25,000	25,055
USD Senior Notes, Series B due 2027	100,000	93,233	100,000	104,828
USD Senior Notes, Series A due 2025	50,000	47,905	50,000	51,720
USD Senior Notes, Series B due 2030	125,000	111,309	125,000	131,837
USD Senior Notes, due 2032	100,000	89,598	—	—

10. Benefit Plans

The Company has company-sponsored defined benefit pension plans covering employees in the U.K., Germany, the Philippines, China, Japan, Mexico, Italy and France. The amount of the retirement benefits provided under the plans is based on years of service and final average pay.

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other (income) expense, net in the Condensed Consolidated Statements of Net Income. The components of net periodic benefit cost for the three and nine months ended October 1, 2022 and September 25, 2021 were as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
Components of net periodic benefit cost:
Service cost	$725	$684	$2,243	$2,086
Interest cost	607	434	1,879	1,317
Expected return on plan assets	(361)	(361)	(1,144)	(1,099)
Amortization of prior service and net actuarial loss	92	327	289	992
Net periodic benefit cost	$1,063	$1,084	$3,267	$3,296

The Company expects to make approximately $2.6 million of contributions to the plans and pay $1.8 million of benefits directly in 2022.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. The Company recorded expense of $0.5 million and $0.6 million for the three months ended October 1, 2022 and September 25, 2021, respectively, and $1.5 million and $1.6 million for the nine months ended October 1, 2022 and September 25, 2021, respectively, in Cost of Sales and Other (income) expense, net within the Condensed Consolidated Statements of Net Income. The pre-tax amounts recognized in other comprehensive loss (income) as components of net periodic benefit costs for these plans were $0.1 million and $0.2 million for the three months ended October 1, 2022 and September 25, 2021, respectively, and $0.3 million and $0.5 million for the nine months ended October 1, 2022 and September 25, 2021, respectively.

11. Other Comprehensive (Loss) Income

Changes in other comprehensive (loss) income by component were as follows:

(in thousands)	Three Months Ended October 1, 2022			Three Months Ended September 25, 2021
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$673	$74	$599	$601	$114	$487
Cash flow hedge	10,012	2,403	7,609	—	—	—
Foreign currency translation adjustments (1)	(37,289)	(893)	(36,396)	(5,441)	—	(5,441)
Total change in other comprehensive (loss) income	$(26,604)	$1,584	$(28,188)	$(4,840)	$114	$(4,954)

(in thousands)	Nine Months Ended October 1, 2022			Nine Months Ended September 25, 2021
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan adjustments	$1,718	$170	$1,548	1,479	209	$1,270
Cash flow hedge	9,300	2,232	7,068	—	—	—
Foreign currency translation adjustments (1)	(72,671)	(2,315)	(70,356)	$(5,641)	$—	$(5,641)
Total change in other comprehensive (loss) income	$(61,653)	$87	$(61,740)	$(4,162)	$209	$(4,371)

(1) The tax shown above within the foreign currency translation adjustments is the U.S. tax associated with the foreign currency translation adjustments of earnings of non-U.S. subsidiaries which have been previously taxed in the U.S. and are not permanently reinvested.

The following tables set forth the changes in accumulated other comprehensive (loss) income by component for the nine months ended October 1, 2022 and September 25, 2021:

(in thousands)	Defined benefit pension plan and other adjustments	Cash flow hedge	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance at January 1, 2022	$(11,928)	$—	$(61,535)	$(73,463)
Activity in the period	1,548	7,068	(70,356)	(61,740)
Balance at October 1, 2022	$(10,380)	$7,068	$(131,891)	$(135,203)

(in thousands)	Defined benefit pension plan and other adjustments	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance at December 26, 2020	$(34,141)	$(57,016)	$(91,157)
Activity in the period	1,270	(5,641)	(4,371)
Balance at September 25, 2021	$(32,871)	$(62,657)	$(95,528)

Amounts reclassified from accumulated other comprehensive (loss) income to earnings for the three and nine months ended October 1, 2022 and September 25, 2021 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
Pension and Postemployment plans:
Amortization of prior service and net actuarial loss	$193	$501	$588	$1,514

The Company recognizes the amortization of prior service costs in Other (income) expense, net within the Condensed Consolidated Statements of Net Income.

12. Income Taxes

The effective tax rate for the three and nine months ended October 1, 2022 was 21.4% and 17.6%, respectively, compared to the effective tax rate for the three and nine months ended September 25, 2021 of 19.0% and 17.6%, respectively. The effective tax rate for the third quarter of 2022 is higher than the effective tax rate for the comparable 2021 period, primarily due to higher foreign exchange losses with no related tax benefit in the 2022 period, as compared to the comparable 2021 period.

The effective tax rate for the first nine months of the 2022 period is lower than the applicable U.S. statutory tax rate due to a one-time deduction that resulted from the dissolution of one of the Company’s affiliates, as well as the forecasted impact of income earned in lower tax jurisdictions. The effective tax rate for the comparable 2021 period is lower than the applicable U.S. statutory tax rate primarily due to the forecasted impact of income earned in lower tax jurisdictions.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
Numerator:
Net income as reported	$75,468	$92,054	$280,002	$231,862

Denominator:
Weighted average shares outstanding
Basic	24,755	24,622	24,726	24,582
Effect of dilutive securities	233	304	260	322
Diluted	24,988	24,926	24,986	24,904

Earnings Per Share:
Basic earnings per share	$3.05	$3.74	$11.32	$9.43
Diluted earnings per share	$3.02	$3.69	$11.21	$9.31

Potential shares of common stock relating to stock options and restricted share units excluded from the earnings per share calculation because their effect would be anti-dilutive were 92,052 and 57,936 for the three months ended October 1, 2022 and September 25, 2021, respectively, and 84,027 and 32,773 for the nine months ended October 1, 2022 and September 25, 2021, respectively.

Share Repurchase Program

On April 28, 2021, the Company announced that the Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program.

The Company did not repurchase any shares of its common stock for the three and nine months ended October 1, 2022, and September 25, 2021.

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

	Three Months Ended October 1, 2022			Three Months Ended September 25, 2021
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Purchase material/service from related party	$—	$0.1	$2.9	$0.8	$0.1	$3.1

	For the Nine Months Ended October 1, 2022			For the Nine Months Ended September 25, 2021
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$—	$—	$—	$0.2	$—	$—
Purchase material/service from related party	0.3	0.3	8.8	2.6	0.3	8.9

	October 1, 2022			January 1, 2022
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Accounts payable balance	$—	$—	$1.7	$—	$—	$1.8

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

•Electronics Segment: Consists of one of the broadest product offerings in the industry, including fuses and fuse accessories, positive temperature coefficient (“PTC”) resettable fuses, electromechanical switches and interconnect solutions, polymer electrostatic discharge (“ESD”) suppressors, varistors, reed switch based magnetic sensing, gas discharge tubes; semiconductor products such as discrete transient voltage suppressor (“TVS”) diodes, TVS diode arrays, protection and switching thyristors, silicon and silicon carbide metal-oxide-semiconductor field effect transistors (“MOSFETs”) and diodes; and insulated gate bipolar transistors (“IGBT”) technologies. The segment covers a broad range of end markets, including industrial motor drives and power conversion, automotive electronics, electric vehicle and related infrastructure, aerospace, power supplies, data centers and telecommunications, medical devices, alternative energy and energy storage, building and home automation, appliances, and mobile electronics.

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

Segment information is summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
Net sales
Electronics	$397,629	$347,240	$1,121,626	$959,122
Transportation	181,735	124,415	548,266	386,262
Industrial	79,516	67,926	230,754	181,479
Total net sales	$658,880	$539,581	$1,900,646	$1,526,863

Depreciation and amortization
Electronics	$19,080	$15,503	$48,984	45,998
Transportation	11,331	7,075	32,703	21,094
Industrial	2,180	2,058	6,522	5,957
Total depreciation and amortization	$32,591	$24,636	$88,209	$73,049

Operating income
Electronics	$113,140	$100,524	$339,675	$230,283
Transportation	12,987	15,806	57,604	55,380
Industrial	12,178	6,571	39,968	18,452
Other(a)	(16,435)	(2,794)	(30,623)	(11,270)
Total operating income	121,870	120,107	406,624	292,845
Interest expense	8,399	4,602	17,069	13,901
Foreign exchange loss	18,191	3,154	40,051	8,315
Other (income) expense, net	(698)	(1,240)	9,789	(10,867)
Income before income taxes	$95,978	$113,591	$339,715	$281,496

(a) Included in “Other” Operating income for the third quarter of 2022 was $6.8 million ($11.6 million year-to-date) of purchase accounting inventory step-up charges, $6.2 million ($14.8 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, and $3.4 million ($4.3 million year-to-date) of restructuring, impairment and other charges, primarily related to employee termination costs. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion.

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

The Company’s net sales by country were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
Net sales
United States	$244,907	$172,995	$689,888	$458,723
China	165,091	160,628	492,195	455,872
Other countries(a)	248,882	205,958	718,563	612,268
Total net sales	$658,880	$539,581	$1,900,646	$1,526,863

 The Company’s long-lived assets by country were as follows:

(in thousands)	October 1, 2022	January 1, 2022
Long-lived assets
United States	$76,191	$57,923
China	120,079	122,867
Mexico	105,290	107,283
Germany	36,033	39,055
Philippines	74,967	74,918
Other countries(a)	45,674	35,843
Total long-lived assets	$458,234	$437,889

The Company’s additions to long-lived assets by country were as follows:

	Nine Months Ended
(in thousands)	October 1, 2022	September 25, 2021
Additions to long-lived assets
United States	$9,761	$3,696
China	23,449	13,790
Mexico	21,169	22,518
Germany	3,246	6,994
Philippines	13,118	10,109
Other countries(a)	4,269	3,527
Total additions to long-lived assets	$75,012	$60,634

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

Executive Overview

Founded in 1927, Littelfuse is an industrial technology manufacturing company empowering a sustainable, connected, and safer world. Across more than 15 countries, and with approximately 19,000 global associates, we partner with customers to design and deliver innovative, reliable solutions. Serving over 100,000 end customers, our products are found in a variety of industrial, transportation and electronics end markets – everywhere, every day.

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

Executive Summary

For the third quarter of 2022, the Company recognized net sales of $658.9 million, an increase of $119.3 million, or 22.1% as compared to $539.6 million in the third quarter of 2021. The increase was primarily driven by higher volumes in the Electronics and Industrial segments, $58.8 million or 10.9% of net sales from the Carling acquisition within the Transportation segment and $37.9 million or 7.0% of net sales from the C&K acquisition within the Electronics segment, partially offset by $21.5 million or 4.0% of unfavorable changes in foreign exchange rates. The Company recognized net income of $75.5 million, or $3.02 per diluted share, in the third quarter of 2022 compared to $92.1 million, or $3.69 per diluted share in the third quarter of 2021. The decrease in net income was primarily due to higher foreign exchange losses of $15.0 million.

Supply chain constraints, including material and transportation capacity shortages impacted the Company, its suppliers and customers to a lesser extent during the third quarter of 2022 as compared to previous quarters. The Company expects ongoing improvement during the remainder of 2022.

Net cash provided by operating activities was $313.4 million for the nine months ended October 1, 2022 as compared to $240.7 million for the nine months ended September 25, 2021. The increase in net cash provided by operating activities was primarily due to higher cash earnings, partially offset by increases in working capital resulting from higher sales growth and higher annual incentive bonus payments made in 2022 as compared to 2021.

On July 19, 2022, the Company completed the previously announced acquisition of C&K Switches (“C&K”) for $540 million in cash. Founded in 1928, C&K is a leading designer and manufacturer of high-performance electromechanical switches and interconnect solutions with a strong global presence across a broad range of end markets, including industrial, transportation, aerospace, and datacom. At the time the Company and C&K entered into the definitive agreement, C&K had annualized sales of over $200 million. The business is reported as part of the Electronics-Passive Products and Sensors business within the Company's Electronics segment. The Company financed the transaction through a combination of cash on hand and debt.

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

Results of Operations

The following table summarizes the Company’s unaudited condensed consolidated results of operations for the periods presented. The third quarter of 2022 includes $6.8 million ($11.6 million year-to-date) of purchase accounting inventory step-up charges, $6.2 million ($14.8 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, and $3.4 million ($4.3 million year-to-date) of restructuring, impairment and other charges, primarily related to employee termination costs. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion.

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

	Third Quarter				First Nine Months
(in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Net sales	$658,880	$539,581	$119,299	22.1%	$1,900,646	$1,526,863	$373,783	24.5%
Cost of sales	402,059	325,009	77,050	23.7%	1,122,258	954,429	167,829	17.6%
Gross profit	256,821	214,572	42,249	19.7%	778,388	572,434	205,954	36.0%
Operating expenses	134,951	94,465	40,486	42.9%	371,764	279,589	92,175	33.0%
Operating income	121,870	120,107	1,763	1.5%	406,624	292,845	113,779	38.9%
Income before income taxes	95,978	113,591	(17,613)	(15.5)%	339,715	281,496	58,219	20.7%
Income taxes	20,510	21,537	(1,027)	(4.8)%	59,713	49,634	10,079	20.3%
Net income	$75,468	$92,054	$(16,586)	(18.0)%	$280,002	$231,862	$48,140	20.8%

Net Sales

Net sales increased $119.3 million, or 22.1%, for the third quarter of 2022 compared to the third quarter of 2021, including $58.8 million or 10.9% from the Carling acquisition within the Transportation segment and $37.9 million or 7.0% of net sales from the C&K acquisition within the Electronics segment, and included $21.5 million or 4.0% of unfavorable changes in foreign exchange rates. The remaining increase of $12.5 million in the Electronics segment was due to demand primarily in primarily in the semiconductors business within the Electronics segment while the Industrial segment increased $11.6 million driven by higher volume and price realization across all businesses.

Net sales increased $373.8 million, or 24.5%, including $172.4 million or 11.3% from the Carling acquisition within the Transportation segment and $37.9 million or 2.5% of net sales from the C&K acquisition within the Electronics segment, and included $46.5 million or 3.0% of unfavorable changes in foreign exchange rates for the first nine months of 2022 compared to the first nine months of 2021. The remaining increase of $124.6 million in the Electronics segment was due to higher volume and price realization across numerous end markets while the Industrial segment increased $49.3 million driven by higher volume and price realization across all businesses and incremental one month net sales of $9.1 million from the Hartland acquisition.

Cost of Sales

Cost of sales was $402.1 million, or 61.0% of net sales, in the third quarter of 2022, compared to $325.0 million, or 60.2% of net sales, in the third quarter of 2021. The increase in cost of sales was primarily due to greater volume across the Electronics and Industrial segments driven by the factors discussed above along with the acquisitions of Carling and C&K. As a percent of net sales, cost of sales increased 0.8% driven by purchase accounting inventory charges of $6.8 million or 1.0%, partially offset by volume leverage, and favorable product mix predominantly in the Electronics segment.

Cost of sales was $1,122.3 million, or 59.0% of net sales for the first nine months of 2022, compared to $954.4 million, or 62.5% of net sales for the first nine months of 2021. The increase in cost of sales was primarily due to greater volume across the Electronics and Industrial segments driven by the factors discussed above along with the acquisitions of Carling and C&K. As a percent of net sales, cost of sales decreased 3.5% driven by volume leverage, partially offset by higher purchase accounting inventory charges of $4.7 million or 0.3% in 2022.

Gross Profit

Gross profit was $256.8 million, or 39.0% of net sales, in the third quarter of 2022 compared to $214.6 million, or 39.8% of net sales, for the third quarter of 2021. The $42.2 million increase in gross profit was primarily due to higher volume and price realization in the Electronics and Industrial segments along with the acquisitions of Carling and C&K. The decrease in gross margin of 0.8% was primarily driven by purchase accounting inventory charges of $6.8 million or 1.0%, partially offset by volume leverage and favorable price and product mix predominantly in the Electronics segment.

Gross profit was $778.4 million, or 41.0% of net sales, in the first nine months of 2022 compared to $572.4 million, or 37.5% of net sales, for the first nine months of 2021. The $206.0 million increase in gross profit was primarily due to higher volume and price realization in the Electronics and Industrial segments along with the acquisitions of Carling and C&K. The increase in gross margin of 3.5% was primarily driven by volume leverage and price realization, partially offset by higher purchase accounting inventory charges of $4.7 million or 0.2% in 2022.

Operating Expenses

Total operating expenses were $135.0 million, or 20.5% of net sales, for the third quarter of 2022 compared to $94.5 million, or 17.5% of net sales, for the third quarter of 2021. The increase in operating expenses of $40.5 million was primarily due to higher selling, general, and administrative expenses of $22.8 million, research and development expenses of $10.0 million, and increased amortization expense of $5.1 million and acquisition-related expenses of $4.2 million largely due to the Carling and C&K acquisitions.

Total operating expenses were $371.8 million, or 19.6% of net sales, for the first nine months of 2022 compared to $279.6 million, or 18.3% of net sales, for the first nine months of 2021. The increase in operating expenses of $92.2 million was primarily due to higher selling, general, and administrative expenses of $59.7 million, research and development expenses of $21.9 million and increased acquisition-related expenses of $11.4 million and amortization expense of $8.3 million largely due to the Carling and C&K acquisitions.

Operating Income

Operating income was $121.9 million, an increase of $1.8 million, or 1.5%, for the third quarter of 2022 compared to $120.1 million for the third quarter of 2021. The increase in operating income was due to higher gross profit from the Electronics and Industrial segments, partially offset by higher operating expenses as noted above. Operating margins decreased from 22.3% in the third quarter of 2021 to 18.5% in the third quarter of 2022 driven by the higher operating expenses associated with the acquisitions mentioned above.

Operating income was $406.6 million, an increase of $113.8 million, or 38.9%, for the first nine months of 2022 compared to $292.8 million for the first nine months of 2021. The increase in operating income was due to higher gross profit from all segments, particularly in the Electronics segment, partially offset by higher operating expenses as noted above. Operating margins increased from 19.2% in the first nine months of 2021 to 21.4% in the first nine months of 2022 driven by higher operating income of $109.4 million in the Electronics segment.

Income Before Income Taxes

Income before income taxes was $96.0 million, or 14.6% of net sales, for the third quarter of 2022 compared to $113.6 million, or 21.1% of net sales, for the third quarter of 2021. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily impacted by higher foreign exchange losses of $15.0 million in the third quarter of 2022, and increased interest expense of $3.8 million due to higher borrowings.

Income before income taxes was $339.7 million, or 17.9% of net sales, for the first nine months of 2022 compared to $281.5 million, or 18.4% of net sales, for the first nine months of 2021. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was impacted by higher foreign exchange losses of $31.7 million during the nine months ended October 1, 2022 and $13.7 million of unrealized losses during the nine months ended October 1, 2022 compared to unrealized gains of $9.2 million during nine months ended September 25, 2021 related to the Company's equity investment.

Income Taxes

Income tax expense for the third quarter of 2022 was $20.5 million, or an effective tax rate of 21.4%, compared to $21.5 million, or an effective tax rate of 19.0%, for the third quarter of 2021. The effective tax rate for the third quarter of 2022 is higher than the effective tax rate for the comparable 2021 period, primarily due to higher foreign exchange losses with no related tax benefit in the 2022 period, as compared to the comparable 2021 period.

Income tax expense for the first nine months of 2022 was $59.7 million, or an effective tax rate of 17.6%, compared to income tax expense of $49.6 million, or an effective tax rate of 17.6%, for the first nine months of 2021. The effective tax rate for the first nine months of the 2022 period is lower than the applicable U.S. statutory tax rate due to a one-time deduction that resulted from the dissolution of one of the Company’s affiliates, as well as the forecasted impact of income earned in lower tax jurisdictions. The effective tax rate for the comparable 2021 period is lower than the applicable U.S. statutory tax rate primarily due to the forecasted impact of income earned in lower tax jurisdictions.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Transportation and Industrial. Segment information is described more fully in Note 15, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales by segment:

	Third Quarter				First Nine Months
(in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Electronics	$397,629	$347,240	$50,389	14.5%	$1,121,626	$959,122	$162,504	16.9%
Transportation	181,735	124,415	57,320	46.1%	548,266	386,262	162,004	41.9%
Industrial	79,516	67,926	11,590	17.1%	230,754	181,479	49,275	27.2%
Total	$658,880	$539,581	$119,299	22.1%	$1,900,646	$1,526,863	$373,783	24.5%

Electronics Segment

Net sales increased $50.4 million, or 14.5%, in the third quarter of 2022 compared to the third quarter of 2021 and included unfavorable changes in foreign exchange rates of $12.9 million. The sales increase was primarily due to the acquisition of C&K which contributed net sales of $37.9 million. The remaining sales increase was due to $32.8 million of higher volume for the semiconductor business driven by increased demand predominantly in the data center and electric vehicle end markets along with capacity growth and price realization.

Net sales increased $162.5 million, or 16.9%, in the first nine months of 2022 compared to the first nine months of 2021 and included unfavorable changes in foreign exchange rates of $27.3 million. The sales increase was primarily due to increased volume and price realization for the semiconductor business of $100.3 million and $62.2 million in the electronics products business, which included the incremental $37.9 million of sales from the acquisition of C&K. These volume increases were driven by continued broad-based demand across numerous end markets.

Transportation Segment

Net sales increased $57.3 million, or 46.1%, in the third quarter of 2022 compared to the third quarter of 2021 and included unfavorable changes in foreign exchange rates of $8.0 million. The sales increase was primarily due to the acquisition of Carling which contributed net sales of $58.8 million. Net sales in the commercial vehicle business increased by $60.8 million, largely due to the Carling acquisition noted previously and continued demand across a number of commercial vehicle end markets. The passenger car products and automotive sensors businesses had sales decreases of $2.4 million and $1.1 million, respectively, mostly due to unfavorable changes in foreign exchange rates, certain automotive customer’s rebalancing their inventory levels of the Company's products given lower car build forecasts and softer demand for some products, partially offset by continued content growth in standard and electric vehicles.

Net sales increased $162.0 million, or 41.9%, in the first nine months of 2022 compared to the first nine months of 2021 and included unfavorable changes in foreign exchange rates of $17.8 million. The sales increase was primarily due to the acquisition of Carling which contributed net sales of $172.4 million. Net sales in the commercial vehicle business increased by $182.8 million, largely due to the Carling acquisition noted previously and continued demand across a number of commercial vehicle end markets. The passenger car products and automotive sensors businesses had sales decreases of $14.0 million and $6.7 million, respectively, primarily driven by unfavorable changes in foreign exchange rates, certain automotive customer’s rebalancing their inventory levels of the Company's products given lower car build forecasts and softer demand for some products due to supply chain constraints and OEM shut downs caused by market shortages of semiconductor chips as well as a reduction of demand in Europe due to Ukraine/Russia conflict partially offset by greater content growth from vehicle mix and electric vehicles.

Industrial Segment

Net sales increased by $11.6 million, or 17.1%, in the third quarter of 2022 compared to the third quarter of 2021, which included unfavorable changes in foreign exchange rates of $0.6 million. The increase in net sales was primarily due to higher volume and demand across a number of end markets along with price realization. The higher volume was favorably impacted by increased manufacturing capacity and material availability.

Net sales increased by $49.3 million, or 27.2%, in the first nine months of 2022 compared to the first nine months of 2021, which included unfavorable changes in foreign exchange rates of $1.4 million. The increase in net sales was primarily due to higher volume and demand across a number of end markets, price realization, and incremental one month net sales of $9.1 million or 13.3% from the Hartland acquisition.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Third Quarter				First Nine Months
(in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Asia-Pacific	$263,963	$250,880	$13,083	5.2%	$776,990	$702,542	$74,448	10.6%
Americas	264,894	167,314	97,580	58.3%	749,715	500,555	249,160	49.8%
Europe	130,023	121,387	8,636	7.1%	373,941	323,766	50,175	15.5%
Total	$658,880	$539,581	$119,299	22.1%	$1,900,646	$1,526,863	$373,783	24.5%

Asia-Pacific

Net sales increased $13.1 million, or 5.2%, in the third quarter of 2022 compared to the third quarter of 2021 and included unfavorable changes in foreign exchange rates of $5.9 million. The increase in net sales was primarily due to incremental sales from the Carling acquisition included in the commercial vehicle products business within the Transportation segment, incremental sales from the acquisition of C&K, and higher volume and price realization from the semiconductor business within the Electronics segment, partially offset by lower net sales from electronics products business.

Net sales increased $74.4 million, or 10.6%, in the first nine months of 2022 compared to the first nine months of 2021, and included unfavorable changes in foreign exchange rates of $11.4 million. The increase in net sales was primarily due to higher volume and price realization across all businesses within the Electronics segment and incremental sales from the Carling acquisition included in the commercial vehicle products business within the Transportation segment compared to the first nine months of 2021.

Americas

Net sales increased $97.6 million, or 58.3%, in the third quarter of 2022 compared to the third quarter of 2021 and included unfavorable changes in foreign exchange rates of $0.5 million. The increase in net sales was primarily due to incremental sales from the Carling acquisition included in the commercial vehicle products business within the Transportation segment and higher volume and price realization from all businesses within the Electronics including incremental sales from C&K acquisition and higher volume and price realization from all businesses within Industrial segments compared to the third quarter of 2021.

Net sales increased $249.2 million, or 49.8%, in the first nine months of 2022 compared to the first nine months of 2021 and included unfavorable changes in foreign exchange rates of $1.0 million. The increase in net sales was primarily due to incremental sales from the Carling acquisition included in the commercial vehicle products business within the Transportation segment and higher volume and price realization from all businesses within the Electronics and Industrial segments compared to the first nine months of 2021.

Europe

Net sales increased $8.6 million, or 7.1%, in the third quarter of 2022 compared to the third quarter of 2021 and included unfavorable changes in foreign exchange rates of $15.1 million. The increase in net sales was primarily due to incremental sales from the acquisition of C&K, increased volume from the semiconductor business within the Electronics segment, and incremental sales from the Carling acquisition included in the commercial vehicle products business within the Transportation segment compared to the third quarter of 2021.

Net sales increased $50.2 million, or 15.5%, in the first nine months of 2022 compared to the first nine months of 2021 and included unfavorable changes in foreign exchange rates of $34.1 million. The increase in net sales was primarily due to increased volume across all businesses within the Electronics segment including incremental sales from C&K acquisition, and incremental sales from the Carling acquisition included in the commercial vehicle products business within the Transportation segment compared to the first nine months of 2021.

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

Cash and cash equivalents were $474.0 million as of October 1, 2022, a decrease of $4.5 million as compared to January 1, 2022. As of October 1, 2022, $115.9 million of the Company's $474.0 million cash and cash equivalents was held by U.S. subsidiaries.

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

Loans made under the available credit facility pursuant to the Credit Agreement ("the Credit Facility") bear interest at the Company’s option, at either Secured Overnight Financing Rate ("SOFR"), fixed for interest periods of one, two, three or six-month periods, plus 1.00% to 1.75%, plus a SOFR adjustment of 0.10% or at the bank’s Base Rate, as defined in the Credit Agreement, plus —% to 0.75%, based upon the Company’s Consolidated Leverage Ratio, as defined in the Credit Agreement. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.10% to 0.175%, based on the Consolidated Leverage Ratio, as defined in the Credit Agreement. The Credit Agreement includes representations, covenants and events of default that are customary for financing transactions of this nature.

Revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing

September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the three months ended October 1, 2022, the Company paid $1.9 million of term loan. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $298.1 million, respectively, as of October 1, 2022.

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

As of October 1, 2022, the effective interest rate on revolving loan and term loan outstanding borrowings was 4.134%.

As of October 1, 2022, the Company had no outstanding in letters of credit under the Credit Facility and had available $600.0 million of borrowing capacity under the revolving Credit Facility. As of October 1, 2022, the Company was in compliance with all covenants under the Credit Agreement.

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

On December 8, 2016, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold $125 million aggregate principal amount of senior notes in two series. On February 15, 2017, $25 million in aggregate principal amount of 3.03% Senior Notes, Series A, due February 15, 2022 (“U.S. Senior Notes, Series A due 2022”), and $100 million in aggregate principal amount of 3.74% Senior Notes, Series B, due February 15, 2027 (“U.S. Senior Notes, Series B due 2027”) (together, the “U.S. Senior Notes due 2022 and 2027”) were funded. Interest on the U.S. Senior Notes due 2022 and 2027 is payable semiannually on February 15 and August 15, commencing August 15, 2017. During the nine months ended October 1, 2022, the Company paid $25.0 million of U.S. Senior Notes, Series A due on February 15, 2022.

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

On May 18, 2022, the above note purchase agreements were amended to, among other things, update certain terms, including financial covenants to be consistent with the terms of the restated Credit Agreement and the 2022 Purchase Agreement, as defined below.

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

Debt Covenants
The Company was in compliance with all covenants under the Credit Agreement and Senior Notes as of October 1, 2022 and currently expects to remain in compliance based on management’s estimates of operating and financial results for 2022. As of October 1, 2022, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions
On July 19, 2022, the Company completed the previously announced acquisition of C&K Switches (“C&K”) for $540 million in cash. Founded in 1928, C&K is a leading designer and manufacturer of high-performance electromechanical switches and interconnect solutions with a strong global presence across a broad range of end markets, including industrial, transportation, aerospace, and datacom. At the time the Company and C&K entered into the definitive agreement, C&K had annualized sales of over $200 million. The business is reported as part of the Electronics-Passive Products and Sensors business within the Company's Electronics segment. The Company financed the transaction through a combination of cash on hand and debt.

Dividends

During the third quarter of 2022 the Company paid quarterly dividends of $41.1 million to the shareholders. On November 1, 2022, the Board of Directors of the Company declared quarterly cash dividend of $0.60 per share, payable on December 8, 2022 to stockholders of record as of November 24, 2022.

Cash Flow Overview

	First Nine Months
(in thousands)	2022	2021
Net cash provided by operating activities	$313,439	$240,664
Net cash used in investing activities	(609,980)	(165,611)
Net cash used in financing activities	321,923	(60,877)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(31,963)	(5,832)
(Decrease) increase in cash, cash equivalents, and restricted cash	(6,581)	8,344
Cash, cash equivalents, and restricted cash at beginning of period	482,836	687,525
Cash, cash equivalents, and restricted cash at end of period	$476,255	$695,869

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $313.4 million for the nine months ended October 1, 2022 as compared to $240.7 million for the nine months ended September 25, 2021. The increase in net cash provided by operating activities was primarily due to higher cash earnings, partially offset by increases in working capital resulting from higher sales growth and higher annual incentive bonus payments made in 2022 as compared to 2021.

Cash Flow from Investing Activities

Net cash used in investing activities was $610.0 million for the nine months ended October 1, 2022 compared to $165.6 million during the nine months ended September 25, 2021. Net cash paid for acquisitions was $532.8 million and $110.6 million for the nine months ended October 1, 2022 and September 25, 2021, respectively. Capital expenditures were $77.8 million, representing an increase of $20.2 million compared to 2021. During nine months ended October 1, 2022 and September 25, 2021, the Company received proceeds of $0.6 million from the sale of a property within the Transportation segment and $2.6 million from the sale of a property within the Electronics segment, respectively.

Cash Flow from Financing Activities

Net cash provided by financing activities was $321.9 million for the nine months ended October 1, 2022 compared to net cash used in financing activities $60.9 million for the nine months ended September 25, 2021. On July 18, 2022, the Company issued and funded $100 million in aggregate principal amount of 4.33% U.S. Senior Notes, due 2032. On June 30, 2022, the Company amended its Credit Agreement and borrowed of $300.0 million through a term loan. During the nine months ended October 1, 2022, the Company paid $25.0 million of U.S. Senior Notes, Series A due on February 15, 2022 and $1.9 million on the term loan. During the nine months ended September 25, 2021, the Company made payments of $30.0 million on the amended revolving credit facility. Additionally, the Company paid dividends $41.1 million and $36.6 million in the nine months ended October 1, 2022 and September 25, 2021, respectively.

Share Repurchase Program

On April 28, 2021, the Company announced that the Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program.

The Company did not repurchase any shares of its common stock for the three and nine months ended October 1, 2022, and September 25, 2021.

Off-Balance Sheet Arrangements

As of October 1, 2022, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended January 1, 2022. During the nine months ended October 1, 2022, there were no significant changes in the application of critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company's Annual Report on Form 10-K for the year ended January 1, 2022. During the nine months ended October 1, 2022, there have been no material changes in the Company's exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 1, 2022. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended October 1, 2022, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

Except as noted in the first quarter of 2022, there were no other changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company did not repurchase any shares of its common stock for the three months ended October 1, 2022 and September 25, 2021.

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

101
The following financial information from LITTELFUSE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 1, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity , (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended October 1, 2022, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended October 1, 2022, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Meenal A. Sethna
Meenal A. Sethna
Executive Vice President and Chief Financial Officer

Date: November 2, 2022	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Vice President and Chief Accounting Officer