Form 10-K
period 2022-12-31
LITTELFUSE INC /DE
filed 2023-02-16
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark one)	for the fiscal year ended December 31, 2022

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 0-20388

LITTELFUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

The aggregate market value of 24,754,870 shares of voting stock held by non-affiliates of the registrant was approximately $6,146,881,720 based on the last reported sale price of the registrant’s Common Stock as reported on the NASDAQ Global Select MarketSM on July 2, 2022.

As of February 10, 2023, the registrant had outstanding 24,773,837 shares of Common Stock, net of Treasury Shares.

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

PART I
ITEM 1. BUSINESS.

GENERAL

Littelfuse, Inc., was incorporated under the laws of the State of Delaware in 1991. References herein to the “Company,” “we,” “our” or “Littelfuse” refer to Littelfuse, Inc. and its subsidiaries. References herein to “2022”, “fiscal 2022” or “fiscal year 2022” refer to the fiscal year ended December 31, 2022. References herein to “2021”, “fiscal 2021” or “fiscal year 2021” refer to the fiscal year ended January 1, 2022. References herein to “2020”, “fiscal 2020” or “fiscal year 2020” refer to the fiscal year ended December 26, 2020. The Company operates on a 52-53 week fiscal year (4-4-5 basis) ending on the Saturday closest to December 31. Therefore, the financial results of certain fiscal years and the associated 14 week quarters will not be exactly comparable to the prior 52 week fiscal years and the associated quarters having only 13 weeks. As a result of using this convention, the fiscal year 2021 contained 53 weeks while each of fiscal 2022 and fiscal 2020 contained 52 weeks.

OVERVIEW

Founded in 1927, Littelfuse is a diversified, industrial technology manufacturing company empowering a sustainable, connected, and safer world. Across more than 20 countries, and with approximately 18,000 global associates, the Company partners with customers to design and deliver innovative, reliable solutions. Serving over 100,000 end customers, the Company’s products are found in a variety of industrial, transportation and electronics end markets – everywhere, every day.

Segments

The Company conducts its business through three reportable segments: Electronics, Transportation, and Industrial. Within these segments, the Company designs, manufactures and sells electronic components, modules and subassemblies to empower the long-term mega growth themes of sustainability, connectivity and safety. Over the last decade the Company has positioned itself within the center of these global structural growth themes by helping to enable its customers’ applications focused on a more sustainable, connected, and safer world. The ever-increasing complexity of applications surrounding these themes continues to drive greater demand for the Company’s innovative, reliable products and a higher level of product content within a broad range of applications. With its expanding, diversified, product portfolio, the Company has evolved its presence across the industrial, transportation and electronics end markets it serves. The Company's exposure with each of these end markets is relatively balanced. With a deep list of target applications within each primary end market, the Company believes its balanced approach is healthy for the long-term sustainability of its business, increases diversification and creates additional growth opportunities. Across electronics end markets, product demand is largely driven by electrification, energy and power efficiency, automation, connectivity, and safety. In transportation end markets, including passenger and commercial vehicles, the ongoing electronification and electrification of applications is driving increased product demand. Across industrial end markets, product demand is driven by a more sustainable ecosystem. For example, renewables, including solar and wind energy, and energy storage systems that enable lower carbon emissions, the ongoing proliferation of electric vehicles and charging stations, more efficient climate control units, increasing requirements for electrical safety, the rising demand for factory and process automation, and motor drives and power supplies. For segment and geographical information and consolidated net sales and operating income see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16, Segment Information, of the Notes to Consolidated Financial Statements included in this Annual Report.

•Electronics Segment: Consists of one of the broadest product offerings in the industry, including fuses and fuse accessories, positive temperature coefficient (“PTC”) resettable fuses, electromechanical switches and interconnect solutions, polymer electrostatic discharge (“ESD”) suppressors, varistors, reed switch based magnetic sensing, gas discharge tubes; semiconductor products such as discrete transient voltage suppressor (“TVS”) diodes, TVS diode arrays, protection and switching thyristors, silicon and silicon carbide metal-oxide-semiconductor field effect transistors (“MOSFETs”) and diodes; and insulated gate bipolar transistors (“IGBT”) technologies. The segment covers a broad range of end markets, including industrial motor drives and power conversion, automotive electronics, electric vehicle and related charging infrastructure, aerospace, power supplies, data centers and telecommunications, medical devices, alternative energy and energy storage, building and home automation, appliances, and mobile electronics.

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

Strategy

In February 2021, the Company announced its five-year strategic plan which builds upon its strengths from its previous strategy. The Company is well-positioned within the center of the global structural growth themes of sustainability, connectivity, and safety, which will continue to drive increased demand for the Company’s products across the transportation, industrial and electronics end markets that it serves. The Company is targeting average annual organic sales growth of 5-7 percent and average annual sales growth from strategic acquisitions of 5-7 percent. The Company expects to achieve this through content and share gains, expanded presence in high-growth markets and geographies, and targeting high-growth and niche applications. The Company continues to drive commercial excellence through investments in its people, customer-driven innovation, strategic acquisitions and integration of these businesses, eMobility, and its digital infrastructure to improve the customer experience, and its operating systems. These investments enable the Company to capitalize on growth opportunities where technologies and applications are converging across its product segments. The Company's resilient growth strategy and business model has delivered sustained double-digit sales and earnings growth over the last five, ten and fifteen years.

Recent Acquisitions

•C&K Switches: On July 19, 2022, the Company acquired C&K Switches (“C&K”) for $540 million in cash. Founded in 1928, C&K is a leading designer and manufacturer of high-performance electromechanical switches and interconnect solutions with a strong global presence across a broad range of end markets, including industrial, transportation, datacom, and aerospace. At the time the Company and C&K entered into a definitive agreement, C&K had annualized sales of over $200 million. The business is reported as part of the electronics-passive products and sensors business within the Company's Electronics segment. The Company financed the transaction through a combination of cash on hand and debt.

•Embed: On April 12, 2022, the Company acquired Embed Ltd. (“Embed”). Founded in 2005, Embed is a proven provider of embedded software and firmware developed for a broad range of applications serving transportation end markets, primarily including commercial vehicle electronification and eMobility. The business is included in the commercial vehicle business within the Company's Transportation segment. The acquisition was funded with the Company’s cash on hand. The total purchase consideration was $9.2 million, net of cash.

•Carling Technologies: On November 30, 2021, the Company acquired Carling Technologies (“Carling”), a leader in switching, circuit protection and power distribution technologies with a strong global presence in commercial vehicle electronification, communications infrastructure and marine markets. At the time of acquisition, Carling had annualized sales of approximately $170 million. The purchase price for Carling was $315 million subject to change for working capital adjustments and the operations of Carling are included in the commercial vehicle business within the Company’s Transportation segment. The acquisition was funded with the Company's cash on hand.

•Hartland Controls: On January 28, 2021, the Company acquired Hartland Controls ("Hartland"), a manufacturer and leading supplier of electrical components used primarily in heating, ventilation, air conditioning ("HVAC") and other industrial and control systems applications, and eMobility. At the time of acquisition, Hartland had annualized sales of approximately $70 million. The purchase price for Hartland was $111.0 million and the operations of Hartland are included in the Industrial segment. The net cash payment of $108.5 million was funded by the Company’s cash on hand.

•IXYS Corporation: On January 17, 2018, the Company acquired IXYS Corporation ("IXYS"), a global pioneer in the power semiconductor and integrated circuit markets with a focus on medium to high voltage power semiconductors across the industrial, eMobility, communications, consumer and medical end markets. IXYS had a broad customer base, serving more than 3,500 customers through its direct sales force and global distribution partners. The purchase price for IXYS was $856.5 million, which included consideration of cash, Littelfuse common stock, and the value of converted, or cash settled IXYS equity awards. The operations of IXYS are included in the Electronics segment.

Sales and Operations

The Company conducts its business through three reportable segments: Electronics, Transportation, and Industrial.

Net sales by segment for the periods indicated are as follows:

	Fiscal Year
(in millions)	2022	2021	2020
Electronics	$1,492.8	$1,300.7	$937.7
Transportation	716.2	528.1	395.8
Industrial	304.9	251.1	112.2
Total	$2,513.9	$2,079.9	$1,445.7

The Company operates in three geographic regions: Asia-Pacific, the Americas, and Europe. The Company designs, manufactures products and sells to customers in all three regions.

Net sales in the Company’s three geographic regions, based upon the shipped-to destination, are as follows:

	Fiscal Year
(in millions)	2022	2021	2020
Asia-Pacific	$1,019.9	$955.7	$670.5
Americas	992.3	694.3	457.8
Europe	501.7	429.9	317.4
Total	$2,513.9	$2,079.9	$1,445.7

The Company’s products are sold worldwide through distributors, direct sales force and manufacturers’ representatives in certain regions. For the fiscal year 2022, approximately 64% of the Company’s net sales were to customers outside the United States (“U.S.”), including approximately 25% to China.

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

BUSINESS ENVIRONMENT

Electronics Segment

The Company designs, manufactures and sells electronic components and modules empowering its customers’ applications focused on a more sustainable, connected, and safer world. The ever-increasing complexity of applications surrounding these themes continues to drive greater demand for the Company’s innovative, reliable products and a higher level of product content within a broad range of applications.

Technologies within the Electronics segment provide protection, power control and sensing capabilities. Circuit protection technologies in the Electronics Segment are designed to protect against harmful occurrences like voltage spikes, short circuits, power surges and electrostatic discharge. Products include fuses and fuse accessories, PTC resettable fuses, ESD suppressors, varistors, gas discharge tubes, and semiconductor products such as discrete TVS diodes, TVS diode arrays, and protection thyristors.

The need for complex sensor technologies continues to grow, as products become increasingly sophisticated, smarter and more connected. Sensor products in the Segment are used in a wide variety of applications including appliances, building and home automation, industrial controls, and commercial vehicles.

The Company also offers a wide range of power control products used to convert and regulate energy and safely and efficiently control power across a broad spectrum of industrial applications like renewable energy and energy storage systems, motor drives and power conversion. Products include a comprehensive portfolio of semiconductor components and modules including thyristors, MOSFETs, rectifiers and fast recovery diodes, IGBTs and wide band gap devices. The 2018 acquisition of IXYS expanded the Company's power semiconductor portfolio in medium and high-power industrial applications and technology expertise and OEM customer base.

The acquisition of C&K Switches in 2022 significantly expanded the Company's electromechanical switches and interconnect solutions portfolios, which primarily serves industrial, transportation and datacom applications. Through the growth of its product portfolio within the segment, the Company has expanded its presence across the industrial, transportation and electronics end markets it serves. The Company expects to continue to expanding its martket presence by leveraging its broad, global access and reach with its strong go-to-market strategy via its strategic distribution partnerships and deep OEM relationships, and by continuing to expand its product portfolio through organic and inorganic investments.

Transportation Segment

The Company is a primary supplier of circuit protection technologies, as well as certain sensing technologies to global automotive OEMs, mainly through sales made to Tier One automotive suppliers, main-fuse box, and wire harness manufacturers that incorporate these technologies into their products, as well as automotive component parts manufacturers, and automotive parts distributors. The Company also sells some of its circuit protection products in the replacement parts market, with its products being sold through merchandisers, discount stores, and service stations, as well as under private label by national firms.

Passenger vehicle products include both protection and sensing technologies used in internal combustion engine, hybrid and electric vehicles. Protection technologies include blade fuses, battery cable protectors, resettable fuses, high-current and high voltage fuses. Sensing technologies are used in a variety of applications including occupant safety, speed, solar, fluid, position, harness, and battery management systems.

The Company’s commercial vehicle business includes a variety of products including power distribution modules and units, low and high current switches, circuit breakers, relays, battery management products, ignition key switches, and trailer connectors. These products are used in applications largely serving commercial vehicle end markets including heavy-duty truck, construction, agriculture, material handling and marine. Products are sold directly to a mix of OEMs, Tier One suppliers, aftermarket channels, as well as through general distribution.

The acquisition of Carling Technologies in 2021 significantly expanded the Company's presence in commercial vehicle end markets. The product portfolio, including switching, circuit protection and power distribution products portfolios, are primarily used in commercial vehicle applications, as well as certain telecom and datacom applications. The Company expects to continue to expand its presence across its end markets, leveraging its strong OEM, Tier One and distributor customer base and go-to-market strength, and by continuing to expand its product portfolio through organic and inorganic investments.

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

Products are sold direct to OEMs, and through both electrical and electronics distribution channels. The 2021 acquisition of Hartland expanded the Company’s contactors and transformers product portfolios, which primarily services HVAC and e-Mobility off-board charging applications. The Company expects to continue to expand its presence across its end markets, leveraging its growing customer base, and go-to-market strength, and by continuing to expand its product portfolio through organic and inorganic investments.

PRODUCT DESIGN AND DEVELOPMENT

The Company employs scientific, engineering, and other personnel to continually improve its existing product lines and to develop new products at its research, product design, and development (“R&D”) and engineering facilities with primary locations in China, France, Germany, Italy, Japan, Lithuania, Mexico, Philippines, Taiwan (China), United Kingdom ("U.K."), and the U.S. The Company maintains a staff of engineers, chemists, material scientists and technicians whose primary responsibility is to design and develop new products.

Proposals for the development of new products are initiated primarily by sales, marketing, and product management personnel with input from customers. The entire product development process usually ranges from a few months to a few years based on the complexity of development, with continuous efforts to reduce the development cycle. During fiscal years 2022, 2021, and 2020, the Company expended $95.6 million, $65.9 million, and $52.5 million, respectively, on R&D.

Over the years, the Company has expanded its industry-leading technical expertise to support its customers, and ultimately diversify its solutions offering. With the intensifying complexity of applications, its superior engineering and design-in capabilities, and product portfolio, continue to deliver increasing value to customers. The Company’s strong global presence allows it to utilize its deep and broad application knowledge to help enable its customers’ applications across the industrial, transportation and electronics markets.

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

MANUFACTURING

The Company’s manufacturing facilities are in China, France, Germany, India, Italy, Japan, Lithuania, Mexico, Philippines, the U.K., the U.S., and Vietnam. The Company performs the majority of its own fabrication and maintains in-house capabilities for metal stamping, surface mount assembly, plating (silver, nickel, zinc, and oxides) thermoplastic molding, and high-precision manufacturing, miniaturization and haptics. In addition, the Company fabricates semiconductor wafers for certain applications and maintains in-house capability for epitaxy fabrication, die attach, and wafer probe testing. After sub-components are readied for assembly, final assembly is accomplished on fully automatic and semi-automatic assembly machines. Quality assurance and operations personnel, using techniques such as statistical process control, perform tests, checks and measurements during the production process to maintain the highest levels of product quality, including safety and reliability, and customer satisfaction. Additionally, the Company utilizes external wafer foundries and subcontracted test and assembly facilities for a portion of its semiconductor business.

The principal raw materials for the Company’s products include copper and copper alloys, resin and heat-resistant plastics, zinc, melamine, glass, silver, gold, raw silicon, solder, rubber, and various gases. The Company’s strategy is to prequalify suppliers for quality assurance and supply continuity, as much as possible, to localize supply sources close to its manufacturing sites. This helps to minimize the transportation of materials, and ultimately reduces the Company’s environmental footprint by decreasing emissions, consistent with its sustainability strategy. For critical materials, the Company looks to diversify its supplier base by prequalifying second sources.

SALES AND MARKETING

The Company goes to market through selling organizations consisting of worldwide direct sales personnel, distribution partners and manufacturers’ representatives. The direct sales force closely works with global OEM, Tier One automotive, consulting engineers, and major end customers to design-in and sell all of the Company’s products. The Company has sales offices and direct sales channels in number of countries around the world. The Company's channel partners provide fulfillment services for its end customers, including those partnered with electronic manufacturing services ("EMS"), as well as some demand creation activities.

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

The Company also leverages its transportation customer relationships to sell products from the Electronics and Industrial segments into transportation end markets, primarily to Tier One and OEM automotive customers. Respective revenues are reported in the Electronics and Industrial segments.

Industrial Segment

The Company markets and sells its Industrial segment products direct to OEMs, and through both electrical and electronics distribution channels to various end customers including electrical contractors, factories, municipalities, and utilities.

CUSTOMERS

The Company directly sells to over 5,000 customers and distributors worldwide. Sales to Arrow Electronics, Inc., which were reported in our Electronics, Transportation and Industrial segments, were 11.5%, 10.7% and 10.4% of consolidated net sales in 2022, 2021, and 2020, respectively. No other single customer accounted for more than 10% of net sales during any of the last three years. During fiscal 2022, 2021, and 2020, net sales to customers outside the U.S. accounted for approximately 64%, 69%, and 73%, respectively, of the Company’s total net sales.

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

COMPETITION

The Company’s products compete with similar products of other manufacturers, some of which may have substantially greater financial resources than the Company. In the Electronics segment, the Company’s competitors include Eaton Corporation, Bourns Inc., TDK, ON Semiconductor Corporation, Infineon Technologies, STMicroelectronics NV, Semtech Corporation, and Vishay Intertechnology Inc. In the Transportation segment, the Company’s competitors include Eaton Corporation, Pacific Engineering, MTA (Meccanotecnica Codognese), Amphenol Corporation, Sensata Technologies Holding NV, and TE Connectivity Ltd. In the Industrial segment, the Company’s major competitors include Eaton Corporation, GE Multilin, and Mersen. The Company believes that it globally competes on the basis of innovative products, the breadth of its product line, the quality, design and performance of its products based on their reliability, consistency and safety, its technical capabilities and application expertise, and the responsiveness of its customer service.

BACKLOG

The backlog of unfilled orders at December 31, 2022 was approximately $1,646.1 million, compared to $1,657.1 million at January 1, 2022 with the decrease primarily driven by a reduction across the Electronics and Transportation segments. Substantially all the orders currently in backlog are scheduled for delivery in 2023.

HUMAN CAPITAL MANAGEMENT

A passion for engineering excellence and an innovative spirit have been a part of what it means to work at Littelfuse since its founding in 1927. The Company hires bright minds who want to make a big impact and are committed to improve the safety, reliability and performance of our customers’ products that use electrical energy. As the Company's human capital is critical to its success, the Company strives to make Littelfuse a safe, diverse, and inclusive workplace, provide competitive compensation, benefits, and health and wellness programs, offer appropriate training and promote community involvement.

Employee Data

On December 31, 2022, the Company had approximately 18,000 full-time, part-time and temporary employees; of which 52% are female and 48% are male; and of which 49%, 39% and 12% are located in the Americas, Asia-Pacific region, and Europe, respectively.

Governance & Oversight

The Chief Human Resources Officer ("CHRO") is responsible for developing and executing the Company’s human capital strategy. This includes establishing and implementing global policies and programs for leadership and employee development, compensation, benefits, workforce planning, human resources systems, and ensuring effective and efficient internal company operations. The CHRO is responsible for developing and integrating the Company’s diversity, inclusion, and belonging strategy in its business operations. The Chief Executive Officer ("CEO") and CHRO regularly update the Company's board of directors on human capital matters.

Our Values & Culture

Littelfuse core values have been instrumental in driving success for our business. Values of Customer Focus, Teamwork, Results-Driven, Integrity and Innovation have guided conversations and decision-making that provided direction for our company. As we continue to grow and scale, we recognize that it is critical to evolve our culture. In 2022, we engaged in a project to evaluate and mature our values. Throughout 2023 we will roll-out new values and provide regular engagement points for our associates as we drive culture advancement.

Diversity, Inclusion & Belonging

As part of driving sustainable success, The Company values and celebrates diversity in every aspect of work with customers, stakeholders, suppliers and each other. The Company's commitment to diversity, inclusion and belonging creates a collaborative environment that draws out associates’ unique capabilities that contribute to innovation, deliver bold solutions and drive growth.

Long-standing programs, policies and initiatives supporting a diverse and inclusive workplace remain in place and continue to expand. The Company’s employee resource groups (ERGs) continue to expand to support broader demographics and identities. Existing ERGs have grown to have a presence in more countries and provide impactful development and mentoring opportunities.

Leadership is accountable for creating a diverse and inclusive work environment. To support leadership team in diversity, inclusion and belonging effort, we provided Inclusion training to senior leaders across the businesses. Our senior leaders have also established goals around diversity, inclusion & belonging which are part of the annual goal setting and performance process.

As an industrial technology manufacturing company, we are committed to challenging the status quo by strengthening existing and building new female talent pipelines to improve gender equity.To demonstrate such commitment, the Company established an aspirational goal of achieving at least 25% female leadership representation globally by 2026. In 2022, female leadership increased by 1% to 21%, while overall, 52% of the Company’s associates identify as female.

We also believe that our workforce should be fully representative of the communities where it operates. The Company also established an aspirational goal to increase the representation of Black African American employees in the U.S. to at least 5% by 2026. As a result of the continued effort on recruiting, developing and retaining talent, Black African American representation has increased from 3% in 2021 to 3.5% in 2022.

Talent Management, Development & Succession Planning

Building and maintaining a strong talent pipeline is essential to sustained performance and achievement of the Company's growth strategy. The leadership team incorporates talent strategy into the annual business strategy review process to ensure the Company has the capabilities and capacity to meet current and future requirements. The Company conducts enterprise-wide, global talent review processes with the CEO, business unit and function leaders focusing on the Company's high-performing and high-potential talent, diverse talent, and succession plans for the Company's most critical roles. Also, the Company's board of directors reviews and assesses management development plans for senior executives and the succession plans relating to those positions.

The Company is also actively investing in identifying and developing the pipeline of future global leaders and technical experts. One area of focus has been early career talent pipelines and programs, resulting in an expanded focus on internships and other college/university recruitment pipelines. More specifically, accelerated development programs (e.g. such as the Company's global RISE engineering program) have been implemented to strengthen the pipeline of talent required to sustain business growth.

As the Company continues to focus on developing the talent pipeline, we are also investing in strengthening our leadership capability through leadership mentoring and training. The leadership training includes a mix of internal and external programs and partnerships addressing fundamental leadership skills to engage, motivate and develop our talent.

Compensation, Benefits and Employee Wellness

The Company provides compensation and benefits programs designed to be competitive and equitable to attract, retain and motivate highly qualified associates. The components of the Company's compensation program vary by region and job-type, and include items such as base salary, performance-based bonus plans, equity awards, paid time off, and tuition reimbursement. Global programs include a combination of statutory and additional supplemental benefits in the areas of health, welfare and retirement.

We support our employees' mental and physical well-being through various programs that promote a healthy lifestyle. Our health & wellness programs vary across countries and are tailored to the needs of our employees from location to location. Globally, we offer comprehensive medical benefits and an employee assistance program that provides confidential counseling at no charge for all our employees and their families to receive support with personal, health, life, financial, or work issues.

Health and Safety

Littelfuse considers the continuous improvement of our health and safety (H&S) programs as essential to the success of our growing company. We are committed to meeting or exceeding H&S compliance requirements. Our EHS(environmental health and safety) personnel are involved in evaluating compliance through audits (internal, external regulatory, and independent third-party) and providing training to employees to increase their H&S knowledge.

We strive for zero workplace injuries, incidents, and occupational illnesses. Our total case incident rate remains below the industry average, and there were no work-related fatalities in 2022. In 2022 and 2021, we added additional EHS professionals to focus on targeted safety programs.

Community Involvement

The Company works to affect positive change in the communities in which we work and live. Our giving and volunteerism philosophy is aligned to three pillars: Green – environment and conservation, STEM – technology innovation, and Equity – humanitarian, community and family. These overarching pillars guide our actions while providing us with the flexibility to serve the diverse needs of our local communities. We donate directly as a Company, match employee donations, and sponsor and encourage volunteerism that enables meaningful change around the globe.

SUSTAINABILITY

The Company is committed to the long-term value of a robust sustainability strategy, and has positioned our business within the global sustainability megatrend to enhance our product offering to help empower a sustainable, connected, and safer world. Many of the Company's key end markets are linked to sustainable applications such as electric vehicles and charging infrastructure, renewable energy, and power management. The Company publishes its Sustainability Report annually to communicate its commitment and progress towards key internal sustainability initiatives. The focus areas of the Company's sustainability program include:

•business ethics	•innovation	•climate change and greenhouse gas emissions
•training, education, and career development	•water and wastewater management	•sustainable supply chain
•health and safety in the workplace	•diversity and equal opportunity	•community involvement
•economic performance	•energy management	•waste and hazardous material management

Additional information on how the Company manages each of these key areas and its sustainability program is available in the Company's Sustainability Reports, located on the Company's website at https://www.littelfuse.com/about-us/sustainability.aspx. The contents of the Company's Sustainability Reports and website are not incorporated by reference in this Annual Report on Form 10-K.

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

The Company's customers, suppliers, employees and operations are located in numerous countries around the world, and contribute significantly to its revenues and earnings. Sales to customers outside the U.S. constituted approximately 64% of the Company's net sales in fiscal 2022. Many of the Company's key customers are located outside of U.S. and maintain global operations. Serving a global customer base and remaining competitive in the global marketplace requires the Company to diversify its operations outside the U.S. to capitalize on customer and market opportunities, build a global workforce and maintain a cost efficient structure. In addition, the Company sources a significant amount of raw materials, components and finished goods from third-party suppliers and contract manufacturers. The Company’s operating activities are subject to a number of risks generally associated with multi-national operations, including risks relating to the following:

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
•war and acts of war
•public health concerns, including the outbreak of the coronavirus or other pandemics;
•difficulties in staffing and managing multi-national operations; and
•limitations on the Company’s ability to enforce legal rights and remedies.

Any of these factors could have a material adverse effect on the Company’s consolidated results of operations, financial position and cash flows.

The effects of the COVID-19 pandemic could adversely affect our business, results of operations and financial condition.

The coronavirus (COVID-19) pandemic and related measures to reduce its spread have impacted, and may continue to impact, our operations across markets in which the Company operates and those of our suppliers, customers and distributors. Although COVID-19 had less of an effect on fiscal year 2022 as compared to fiscal year 2021, the extent to which the COVID-19 pandemic will continue to affect our business, results of operations and financial condition is difficult to predict and depends on numerous evolving factors including the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic including lockdowns and travel restrictions; appearance of new variants of COVID-19; the availability, adoption and efficacy of vaccines and treatments. In addition, any economic downturn or recession brought on by the COVID-19 pandemic or other public health crises could adversely affect demand for our products and impact our results of operations and financial condition. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, or financial condition.

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

As a resource-intensive manufacturing operation, the Company is exposed to a variety of market and asset risks, including the effects of changes in commodity prices, foreign currency exchange rates, and interest rates. The Company has multiple sources of supply for the majority of its commodity requirements. The Company saw a reduction in supply chain constraints and costs during the second half of 2022, including material availability and transportation costs and expects to see further supply chain improvements during 2023. The Company increased its prices during both 2022 and 2021 to help mitigate the impact of rising input costs. However, if future significant shortages disrupt the supply of raw materials or result in price increases, this could affect prices the Company charges its customers, its product costs, and the competitive position of its products and services. The Company monitors and manages exposures in changes in commodity prices, foreign currency exchange rates, and interest rates as an integral part of its overall risk management program, which recognizes the unpredictability of markets and seeks to reduce the potentially adverse effects on its results. Nevertheless, changes in currency exchange rates, commodity prices and interest rates cannot always be predicted. In addition, because of intense price competition and the Company’s high level of fixed costs, it may not be able to address such changes even if they are foreseeable. Substantial changes in these rates and prices could have a material adverse effect on the Company’s results of operations and financial condition. In addition, significant portions of its revenues and earnings are exposed to changes in foreign currency rates. As it operates in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact its revenues and expenses. The impact of possible currency devaluation in countries experiencing high inflation rates or significant exchange fluctuations can impact the Company’s results and financial guidance. For additional discussion of interest rate, currency or commodity price risk, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

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

The Organization for Economic Cooperation and Development (“OECD”) has been working with a group of more than 100 countries to significantly change the tax treatment of multinational businesses, subjecting them to tax in additional jurisdictions, modifying the methods by which they allocate profits among jurisdictions, and subjecting them to a minimum level of tax of 15%, on a country-by-country-basis. As part of this effort, in December of 2021, the OECD published model rules to assist with implementation of the minimum tax regime.

In December of 2022, the European Union reached an agreement pursuant to which all European Union countries agreed to enact laws based upon the OECD-led minimum tax proposals. Such law changes, if enacted, would be effective beginning in 2024. Other countries outside the European Union are also expected to enact rules that will incorporate the OECD-led minimum tax proposals and go into effect beginning in 2024. The Company’s income tax rate in certain non-U.S. jurisdictions is lower than 15%. Enactment of these minimum tax proposals, and the other proposals discussed above, could have a material adverse effect on the Company’s future effective tax rate and cash flows.

The Company has two subsidiaries in China which benefit from lower income tax rates due to “tax holidays” which apply for three-year periods. The tax holiday for one of the subsidiaries expired at the end of 2022, and for the other subsidiary the tax holiday will expire at the end of 2023. The Company intends to apply for renewals of these tax holidays, but future year tax benefits will depend upon the Company’s ability to obtain extensions, after the three-year periods expire. There can be no assurance that future extensions will be granted.

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

The market price of the Company’s stock can fluctuate widely. Between January 1, 2022 and December 31, 2022, the closing sale price of the Company’s common stock ranged between a low of $197.16 and a high of $326.82. The volatility of the stock price may be related to any number of factors, such as volatility in the financial markets, general macroeconomic conditions, industry conditions, market expectations concerning the Company’s results of operations, or the volatility of its revenues as discussed above under “The Company’s revenues may vary significantly from period to period.” The historic market price of the Company’s common stock may not be indicative of future market prices. The Company may not be able to sustain or increase the value of its common stock. Declines in the market price of the Company’s stock could adversely affect the Company’s ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving the Company’s common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.

The Company’s engineering and research and development, manufacturing, sales, warehouses, and distribution centers are located in approximately 93 owned or leased facilities worldwide with primary operations in China, France, Germany, India, Italy, Japan, Lithuania, Mexico, Netherlands, Philippines, South Korea, U.K, the U.S., and Vietnam totaling approximately 4.8 million square feet. The Company’s owned facilities include approximately 2.6 million square feet and the Company’s leased facilities include approximately 2.2 million square feet. The Company’s corporate headquarters is located in the U.S. in Chicago, Illinois.

The Company believes its facilities are adequate to meet its requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings, other than routine litigation incidental to its business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Information about our Executive Officers.

The executive officers of the Company are as follows:

Name	Age	Position
David W. Heinzmann	59	President and Chief Executive Officer
Meenal A. Sethna	53	Executive Vice President and Chief Financial Officer
Ryan K. Stafford	55	Executive Vice President, Mergers and Acquisitions, Chief Legal Officer and Corporate Secretary
Maggie Chu	54	Senior Vice President and Chief Human Resources Officer
Matthew J. Cole	51	Senior Vice President, eMobility and Corporate Strategy
Alexander Conrad	57	Senior Vice President and General Manager, Passenger Vehicle Business
Deepak Nayar	63	Senior Vice President and General Manager, Electronics Business

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

Deepak Nayar, Senior Vice President and General Manager, Electronics Business. Mr. Nayar joined Littelfuse in 2005 as Business Line Director of the Electronics Business Unit. He then held various positions of increasing responsibility at Littelfuse including Vice President, Global Sales, Electronics Business Unit; Senior Vice President, Electronics Business Unit from 2011 until 2019; and Senior Vice President and General Manager, Electronics and Industrial Business from 2019 until assuming his current position in 2022.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of the Company’s common stock are traded under the symbol “LFUS” on the NASDAQ Global Select MarketSM.

Number of Holders

As of February 10, 2023, there were 55 holders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us or affiliates during the fiscal year ended December 31, 2022.

Purchases of Equity Securities

On April 29, 2020, the Company announced that the Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2020 to April 30, 2021 (the "2020 program"). On April 28, 2021, the Company announced that the Board of Directors authorized a new three-year program to repurchase up to $300 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program.

The Company did not repurchase shares of its common stock during the fiscal year ended December 31, 2022. There are $300 million in the aggregate of shares available for purchase under the new program as of December 31, 2022.

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

	12/2017	12/2018	12/2019	12/2020	12/2021	12/2022
Littelfuse, Inc.	$100	$87	$99	$132	$165	$116
Russell 1000	100	95	125	151	191	155
Dow Jones US Electrical Components & Equipment	100	88	109	131	164	136

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

For Littelfuse, Inc. and all indexes noted above, a $100 investment made on December 30, 2017 and reinvestment of all dividends is assumed. Returns for the Company’s fiscal years presented above are as of the last day of the respective fiscal year which was December 29, 2018, December 28, 2019, December 26, 2020, January 1, 2022, and December 31, 2022 for the fiscal years 2018, 2019, 2020, 2021 and 2022, respectively.

ITEM 6. [RESERVED.]

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

2022 EXECUTIVE OVERVIEW

Net sales were $2,513.9 million, which increased by $434.0 million or 20.9% in 2022 compared to 2021. The increase was primarily driven by higher volume and price realization in the Electronics and Industrial segments, $202.8 million or 9.8% of incremental net sales from the Carling acquisition within the Transportation segment and $81.7 million or 3.9% of net sales from the C&K acquisition within the Electronics segment, partially offset by $65.3 million or 3.1% of unfavorable changes in foreign exchange rates. The Company recognized net income of $373.3 million, or $14.94 per diluted share, in 2022 compared to net income of $283.8 million, or $11.38 per diluted share in 2021. The increase in net income is primarily due to an increase in operating income of $122.0 million and $26.2 million in the Electronics and Industrial segments, respectively, partially offset by higher interest expense of $7.7 million and foreign exchange losses of $7.2 million.

Supply chain constraints, including material shortages and transportation capacity and costs impacted the Company, its suppliers and customers during the first half of 2022 and to a lesser extent during the second half of 2022. The Company expects to see continued improvement in supply chain availability during 2023.

Net cash provided by operating activities was $419.7 million for the fiscal year ended December 31, 2022 representing an increase of $46.4 million as compared to the fiscal year ended January 1, 2022. The increase in net cash provided by operating activities was primarily due to higher cash earnings partially offset by increases in working capital resulting from higher sales growth and larger annual incentive bonus payments made in 2022 as compared to 2021.

On June 30, 2022, the Company amended and restated its Credit Agreement, dated as of April 3, 2020 (as so amended and restated, the “Credit Agreement”) to effect certain changes, including, among other changes: (i) adding a $300 million unsecured term loan credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company and its subsidiaries; (iii) replacing LIBOR-based interest rate benchmarks and modifying performance-based interest rate margins; and (iv) extending the maturity date to June 30, 2027 (the “Maturity Date”). Pursuant to the Credit Agreement, the Company may, from time to time, increase the size of the revolving credit facility or enter into one or more tranches of term loans in minimum increments of $25 million if there is no event of default and the Company is in compliance with certain financial covenants.

On February 3, 2023, the Company acquired Western Automation Research and Development Limited (“Western Automation”) for approximately $162 million in cash. Headquartered in Galway, Ireland, Western Automation is a designer and manufacturer of electrical shock protection devices used across a broad range of high-growth end markets, including e-Mobility off-board charging infrastructure, industrial safety and renewables. Western Automation has annualized sales of approximately $25 million and will be reported within the company’s Industrial segment. The company does not expect the acquisition to have a material impact to its 2023 financial results.The Company financed the transaction with cash on hand.

On July 19, 2022, the Company acquired C&K for $540 million in cash. Founded in 1928, C&K is a leading designer and manufacturer of high-performance electromechanical switches and interconnect solutions with a strong global presence across a broad range of end markets, including industrial, transportation, datacom, and aerospace. At the time the Company and C&K entered into a definitive agreement, C&K had annualized sales of over $200 million. The business is reported as part of the electronics-passive products and sensors business within the Company's Electronics segment. The Company financed the transaction through a combination of cash on hand and debt.

Impact of COVID-19 on Business

The effects from COVID-19 continue to drive higher ongoing costs including spending on personal protective equipment ("PPE"), additional personnel and employee transportation costs, and manufacturing inefficiencies as well as an increase in material costs and transportation costs due to global supply chain and logistics constraints around the world.

Although COVID-19 had less of an effect on fiscal year 2022 as compared to fiscal year 2021, it is difficult to estimate the ongoing magnitude of future COVID-19 disruptions, and its potential impact on the Company's employees, customers, suppliers and vendors. The Company will continue to actively monitor the situation and may take further actions altering its business operations that the Company determines are in the best interests of its employees, customers, partners, suppliers, and other stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on the Company's business and operations, including the effects on its customers, employees, and prospects, or on the Company's financial results for the fiscal year 2023.

Risks Related to Market Conditions

The Company continues to operate in a more volatile macro environment, including events related to the war in Ukraine. Although the Company does not have any direct operations in Ukraine or Russia, it had a modest impact on the Company, including higher transportation costs due to the Company modifying its shipping logistics as well as suspending sales into and purchases from Russia. Additionally, the war impacted some of the Company's customers who had lower production levels during 2022 due to shut-downs and ongoing material shortages.

OUTLOOK

Vision and Strategy

The Company closely collaborates with strategic customers to design and manufacture innovative and reliable solutions to help empower a sustainable, connected, and safer world in virtually every market that uses electrical energy.

Within transportation end markets, the Company’s products are found in passenger vehicles and commercial vehicles, like material handling equipment, heavy-duty truck and bus, off-road and recreational vehicles, construction equipment, agricultural machinery, rail, marine and aerospace. The Company is also a key enabler of electrification, or eMobility, across these transportation applications, and EV charging infrastructure. The Company continues to advance its existing customer relationships with OEM, Tier One and channel partners while driving product content growth for advanced, high-growth applications.

Within industrial end markets, the Company’s products are found in renewable energy and energy storage applications, HVAC, factory automation and industrial safety, industrial motor drives and power conversion, and heavy and general industrial type applications. The Company utilizes its deep technical engineering capabilities and design support to drive product content growth across high-growth applications like renewables, energy storage, HVAC, and industrial automation and safety.

Within electronics end markets, the Company’s products are found in data center, cloud storage and telecom infrastructure applications, building technologies and automation, appliances, medical devices, gaming and entertainment applications and mobile electronics. The Company leverages its strategic distribution partnerships and deep OEM relationships, coupled with its comprehensive product offerings, to drive product content growth across a broad range of applications.

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

The Company’s five-year strategic plan, built around these structural growth themes, is focused on delivering top-tier shareholder returns by driving double-digit sales growth, best-in-class profitability, earnings per share growth, strong cash flow generation, and deploying capital to drive value creation. The Company pursues the following major strategic objectives, which are summarized below, along with more specific areas of focus. The Company uses the financial measures below to gauge progress toward achieving these strategic objectives. These measures include organic sales growth, operating margins, cash flow from operations, and returns on invested capital.

Strategic Objectives	Priorities
Double-digit sales growth	●	Increase product content with existing and new customers, and expand market share
5-7% average annual organic sales growth	●	Expand presence (i.e. with portfolio and infrastructure) into new and underpenetrated, high-growth geographies and end markets
5-7% average annual growth from strategic acquisitions	●	Increase innovation capabilities and investments
	●	Leverage breadth of go-to-market strategies
	●	Target mergers and acquisitions that enhance and sustain organic growth

EPS growth	●	Focus on higher profitability growth opportunities
Earnings per share growth greater than revenue growth	●	Improve operating margins through operational and commercial excellence
	●	Disciplined approach to balancing costs with long-term strategic investments

Capital allocation and returns	●	Disciplined management of working capital
Cash flow from operations less capital expenditures (free cash flow) is targeted to approximate or exceed net income	●	Deployment of capital consistent with capital allocation priorities
Target 40% of free cash flow returned to shareholders	●	Mergers and acquisitions that align with strategy and financial metrics
Remainder focused on strategic acquisitions	●	Grow dividend in line with earnings
Return on invested capital percentage in the high-teens	●	Opportunistic share repurchases

The Company’s strategy is focused on accelerating organic growth by increasing its product content in applications and share gains, enhancing technology efforts to drive innovation, expanding its digital presence, capitalizing on cross segment opportunities, and gaining traction in underpenetrated, high-growth geographies and end markets. The Company also leverages strategic acquisitions to enhance and sustain its organic growth. The Company will continue to make targeted strategic acquisitions that align to its strategy and financial metrics to drive growth across its businesses, products, markets, and technologies while leveraging existing customers and targeting new customers.

Management believes that profitable growth through a combination of organic growth and strategic acquisitions is critical to the Company’s competitiveness, while enhancing the value the Company delivers to all of its stakeholders. In addition, the Company continues to implement initiatives across all businesses to enhance productivity, and its commercial and operational capabilities, while managing its cost structure to align with business conditions, and the markets it serves. Primary areas of focus include optimizing its global operations, successfully integrating strategic acquisitions, and streamlining administrative and support activities to drive improved operating margins.

The Company seeks to deploy its capital consistent with its capital allocation priorities. These priorities include investments to drive increased organic growth, targeted acquisitions that align to the Company’s strategic and financial metrics, and enhance and sustain its organic growth, and returning capital to shareholders through dividends and opportunistic share repurchases.

Critical Estimates and Significant Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principle ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The Company has identified the following as its most critical accounting policies and judgments. Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made, and therefore, actual results may differ from these estimates under different assumptions or conditions. The Company has reviewed these critical accounting policies and related disclosures with the Audit Committee of its Board of Directors. Significant accounting policies are more fully described in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

There were no impairment charges recorded during the fiscal years of 2022 and 2021. During the second quarter of 2020, the Company recorded a non-cash charge of $33.8 million to recognize the impairment of goodwill in the automotive sensors reporting unit within the Transportation segment.

Quantitative Assessment for Impairment

For the seven reporting units with goodwill, the Company compares the estimated fair value of each reporting unit to its carrying value. If the carrying value of a reporting unit exceeds the estimated fair value, the difference between the estimated fair value and carrying value is recorded as the amount of the goodwill impairment charge. The results of the goodwill impairment test as of October 2, 2022 indicated that the estimated fair values for each of the seven reporting units exceeded their respective carrying values. Accordingly, there were no goodwill impairment charges recorded as part of the Company’s 2022 annual goodwill impairment test.

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

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying value) the goodwill impairment test. All seven of the reporting units passed the goodwill impairment test, with fair values that exceeded the carrying values between 42% and 191% of their respective estimated fair values. As of the most recent annual test conducted on October 2, 2022, the Company noted that the excess of fair value over the carrying value was 151%, 66%, 98%, 42%, 44%, 57%, and 191% for its reporting units: Electronics-Passive Products and Sensors, Electronics-Semiconductor, Passenger Car Products, Commercial Vehicle Products, Automotive Sensors, Relays, and Power Fuse, respectively. Relatively small changes in the Company’s key assumptions would not have resulted in any reporting units failing the goodwill impairment test.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term net sales growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. A 1.0% decrease in the long-term net sales growth rate would have resulted in no reporting units failing the goodwill impairment test. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. The estimated discount rate was 13.4% for the Electronics-Passive Products and Sensors, the Passenger Car Products, and Commercial Vehicle Products reporting units, 14.3% for the Electronics-Semiconductor reporting unit, and 15.2% for each of the Automotive Sensors, Power Fuse and Relays reporting units. A 1.0% increase in the estimated discount rates would have resulted in no reporting units failing the annual goodwill impairment test. The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates. Additionally, price deterioration or lower volume could have a significant impact on the fair values of the reporting units.

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

In accordance with guidance issued by the Financial Accounting Standards Board ("FASB") staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended December 31, 2022, January 1, 2022, and December 26, 2020, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

Further information regarding income taxes, including a detailed reconciliation of current year activity, is provided in Note 14, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report.

Critical Accounting Policies

Revenue Recognition

Revenue Disaggregation

The following table disaggregates the Company’s revenue by primary business units for the fiscal years ended December 31, 2022 and January 1, 2022:

	Fiscal Year Ended December 31, 2022
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$802,281	$—	$—	$802,281
Electronics – Passive Products and Sensors	690,538	—	—	690,538
Commercial Vehicle Products	—	374,707	—	374,707
Passenger Car Products	—	249,470	—	249,470
Automotive Sensors	—	91,963	—	91,963
Industrial Products	—	—	304,938	304,938
Total	$1,492,819	$716,140	$304,938	$2,513,897

	Fiscal Year Ended January 1, 2022
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$678,861	$—	$—	$678,861
Electronics – Passive Products and Sensors	621,883	—	—	621,883
Passenger Car Products	—	266,020	—	266,020
Commercial Vehicle Products	—	160,300	—	160,300
Automotive Sensors	—	101,738	—	101,738
Industrial Products	—	—	251,126	251,126
Total	$1,300,744	$528,058	$251,126	$2,079,928

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

Ship and Debit Program

Some of the terms of the Company’s sales agreements and normal business conditions provide customers (distributors) the ability to receive price adjustments on products previously shipped and invoiced. This practice is common in the industry and is referred to as a “ship and debit” program. This program allows the distributor to debit the Company for the difference between the distributors’ contracted price and a lower price for specific transactions. Under certain circumstances (usually in a competitive situation or large volume opportunity), a distributor will request authorization for pricing allowances to reduce its price. When the Company approves such a reduction, the distributor is authorized to “debit” its account for the difference between the contracted price and the lower approved price. The Company establishes reserves for this program based on historic activity, distributor inventory levels and actual authorizations for the debit and recognizes these debits as a reduction of revenue.

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

Allowance for Credit Losses

The Company currently measures the expected credit losses based on our historical credit loss experience. The Company has not experienced significant recent or historical credit losses and is not forecasting any significant credit losses which would require adjustments to our methodology. If current conditions and supportable forecasts indicate that our historical loss experience is not reasonable and no longer supportable, the Company may adjust its historical credit loss experience and to reflect these conditions and forecasts. The Company regularly analyzes its significant customer accounts and, when the Company becomes aware of a customer’s inability to meet its financial obligations, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also analyzes all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical collection and loss experience. Historically, the allowance for credit losses has been adequate to cover bad debts. If circumstances related to specific customers change, the estimates of the recoverability of receivables could be further adjusted.

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

Long-Lived Assets

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Factors which could trigger an impairment review include significant underperformance relative to historical or projected operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. For the fiscal year ended December 31, 2022, the Company recorded a $2.9 million non-cash impairment charge for certain acquired technology and patent intangible assets due to a change in use and projected cash flows within the Electronics segment. Additionally, the Company recorded a non-cash impairment charge of $1.7 million for certain machinery and equipment within the Electronics segment due to a decision to cease further production of a product line during the fourth quarter of 2022. For the fiscal year ended December 26, 2020, the Company recognized a $2.2 million impairment charge related to the land and building associated with the Company’s announced consolidation of a manufacturing facility within the Industrial segment.

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

Pension Plans

The Company records annual income and expense amounts relating to its pension and postretirement benefits plans based on calculations which include various actuarial assumptions including discount rates, expected long-term rates of return and compensation increases. The Company reviews its actuarial assumptions on an annual basis as of the fiscal year-end balance sheet date (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumption based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the Consolidated Balance Sheets but are generally amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive (loss) income. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The Company maintains several pension plans in international locations. The expected returns on plan assets and discount rates are determined based on each plan’s investment approach, local interest rates and plan participant profiles. The weighted-average discount rates for the Company’s defined benefit plans primarily in Europe and the Asia-Pacific regions at December 31, 2022 and January 1, 2022 were 5.8% and 3.1%, respectively.

A 50 basis point change in the discount rates at December 31, 2022 would have the following effect on the projected benefit obligation:

(in millions)	0.5% Increase	0.5% Decrease
Projected benefit obligation	$(3.4)	$3.6

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

Total equity-based compensation expense for all equity compensation plans was $24.6 million, $21.4 million, and $19.1 million in 2022, 2021, and 2020, respectively. Further information regarding this expense is provided in Note 12, Stock-Based Compensation, of the Notes to Consolidated Financial Statements included in this Annual Report.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2022 AS COMPARED TO THE YEAR ENDED JANUARY 01, 2022

Fiscal year 2022 included $43.2 million of non-segment charges, of which $17.6 million related to legal and professional fees and other integration expenses primarily associated with the C&K and Carling acquisitions and other contemplated acquisitions, $15.6 million of purchase accounting inventory step-up charges, and $10.0 million of restructuring, impairment and other charges, primarily related to employee termination costs and a $2.9 million intangible asset impairment charge within the Electronics segment in the fourth quarter of 2022. See Note 8, Restructuring, Impairment and Other Charges, for further discussion.

Fiscal year 2021 included $12.6 million of non-segment charges, of which $8.4 million relates to purchase accounting inventory step-up charges, $7.0 million of acquisition-related and integration charges related to the Carling and Hartland acquisitions and other contemplated acquisitions, and $2.2 million of restructuring, impairment and other charges, primarily related to employee termination costs. See Note 8, Restructuring, Impairment and Other Charges, for further discussion. Additionally, partially offsetting the above amounts was a gain of $5.0 million recorded for the sale of buildings within the Electronics segment.

Fiscal year 2022 also included approximately $24.4 million in foreign currency exchange losses primarily attributable to changes in the value of the Euro, Philippine peso, Sterling, and Chinese renminbi against the U.S. dollar, while fiscal year 2021 included approximately $17.2 million in foreign currency exchange losses primarily attributable to changes in the value of the Euro, Chinese renminbi, Mexican peso, and Philippine peso against the U.S. dollar.

	Fiscal Year
(in thousands, except % change)	2022	2021	Change	% Change
Net sales	$2,513,897	$2,079,928	$433,969	20.9%
Cost of sales	1,506,984	1,308,002	198,982	15.2%
Gross profit	1,006,913	771,926	234,987	30.4%
Operating expenses	506,087	386,284	119,803	31.0%
Operating income	500,826	385,642	115,184	29.9%
Other expense, net	7,207	8,932	(1,725)	(19.3)%
Income before income taxes	443,044	341,025	102,019	29.9%
Income taxes	69,738	57,219	12,519	21.9%
Net income	373,306	283,806	89,500	31.5%

Net Sales

Net sales were $2,513.9 million, which increased $434.0 million, or 20.9% compared to 2021, including $202.8 million or 9.8% of incremental net sales within the Transportation segment from the Carling acquisition and $81.7 million or 3.9% of net sales within the Electronics segment from the C&K acquisition, partially offset by $65.3 million or 3.1% of unfavorable changes in foreign exchange rates for 2022 compared to 2021. The remaining increase of $110.3 million in the Electronics segment was due to higher volume and price realization across numerous end markets while the Industrial segment increased $53.8 million as a result of higher volume and price realization.

Cost of Sales

Cost of sales was $1,507.0 million, or 59.9% of net sales, in 2022, compared to $1,308.0 million, or 62.9% of net sales, in 2021. The increase in cost of sales was primarily due to greater volume across the Electronics and Industrial segments driven by the factors discussed above along with the acquisitions of Carling and C&K. As a percent of net sales, cost of sales decreased 3.0% driven by volume leverage, partially offset by higher purchase accounting inventory charges of $7.2 million or 0.2% compared to 2021.

Gross Profit

Gross profit was $1,006.9 million, or 40.1% of net sales, in 2022, compared to $771.9 million, or 37.1% of net sales, in 2021. The $235.0 million increase in gross profit was primarily due to higher volume and price realization in the Electronics and Industrial segments along with the acquisitions of Carling and C&K. The increase in gross margin of 3.0% was primarily driven by volume leverage and price realization, partially offset by higher purchase accounting inventory charges of $7.2 million or 0.2% compared to 2021.

Operating Expenses

Total operating expenses were $506.1 million, or 20.1% of net sales, for 2022 compared to $386.3 million, or 18.6% of net sales, for 2021. The increase in operating expenses of $119.8 million was primarily due to higher selling, general, and administrative expenses, which increased by $69.4 million, research and development expenses, which increased by $29.7 million and increased amortization expense of $13.0 million and acquisition-related expenses of $10.6 million largely due to the Carling and C&K acquisitions.

Operating Income

Operating income for 2022 was $500.8 million, an increase of $115.2 million or 29.9% compared to $385.6 million for 2021. The increase in operating income was primarily due to higher gross profit across from Electronics and Industrial segments, partially offset by higher operating expenses as discussed above. Operating margins increased from 18.5% in 2021 to 19.9% in 2022 primarily driven by higher operating income in the Electronics segment of $122.0 million.

Income Before Income Taxes

Income before income taxes for 2022 was $443.0 million, or 17.6% of net sales compared to $341.0 million, or 16.4% of net sales, for 2021. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was impacted by $14.0 million of unrealized losses during 2022 compared to unrealized gains of $8.8 million during 2021 related to the Company's equity investment, higher interest expense of $7.7 million due to an increase in borrowings outstanding, and higher foreign exchange losses of $7.2 million compared to 2021, partially offset by a $19.9 million non-cash pension settlement charge recognized in 2021.

Income Taxes

Income tax expense for 2022 was $69.7 million, or an effective tax rate of 15.7%, compared to income tax expense of $57.2 million, or an effective tax rate of 16.8% for 2021. The Company’s tax rates are lower than the applicable U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions, partially offset by the impact of taxes on unremitted earnings, the GILTI tax provisions, and non-U.S. losses and expenses with no tax benefit. The effective tax rate for 2022 is lower than the effective tax rate for 2021, primarily due to one-time tax benefits resulting from losses on investments in the stock of two of the Company's affiliates. Further information regarding these items is provided in Note 14, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report.

Segment Information

The Company reports its operations by the following segments: Electronics, Transportation and Industrial. Segment information is described more fully in Note 16, Segment Information, of the Notes to Consolidated Financial Statements included in this Annual Report.

The following table is a summary of the Company’s net sales by segment:

	Fiscal Year
(in millions)	2022	2021	Change	% Change
Electronics	$1,492.8	$1,300.7	$192.1	14.8%
Transportation	716.2	528.1	188.1	35.6%
Industrial	304.9	251.1	53.8	21.4%
Total	$2,513.9	$2,079.9	$434.0	20.9%

Electronics Segment

Net sales for the Electronics segment increased $192.1 million, or 14.8%, in 2022 compared to 2021 and included unfavorable changes in foreign exchange rates of $37.1 million or 2.9%. The sales increase was $123.4 million for the semiconductor products business and $68.7 million in the electronics products business, primarily driven by increased volume and price realization. The sales increase in electronics products business also included the incremental $81.7 million of sales from the acquisition of C&K. These volume increases were driven by continued broad-based demand across numerous end markets.

Transportation Segment

Net sales in the Transportation segment increased $188.1 million, or 35.6%, in 2022 compared to 2021 and included unfavorable changes in foreign exchange rates of $26.0 million or 4.9%. The sales increase was primarily due to the incremental sales of $202.8 million from the Carling acquisition. Net sales in the commercial vehicle business increased by $214.4 million, largely due to the Carling acquisition noted previously and continued demand across a number of commercial vehicle end markets. The passenger car products and automotive sensors businesses had sales decreases of $16.6 million and $9.8 million, respectively. The decreases were primarily driven by unfavorable changes in foreign exchange rates, certain automotive customers rebalancing their inventory levels of the Company's products, and supply chain constraints, partially offset by greater content growth from vehicle mix and electric vehicles.

Industrial Segment

The Industrial segment net sales increased by $53.8 million, or 21.4%, in 2022 compared to 2021 and included unfavorable changes in foreign exchange rates of $2.2 million or 0.9%. The increase in net sales was primarily due to higher volume and demand across a number of end markets, price realization, and incremental one month net sales of $9.1 million or 3.6% from the Hartland acquisition.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Fiscal Year
(in millions)	2022	2021	Change	% Change
Asia-Pacific	$1,019.9	$955.7	$64.2	6.7%
Americas	992.3	694.3	298.0	42.9%
Europe	501.7	429.9	71.8	16.7%
Total	$2,513.9	$2,079.9	$434.0	20.9%

Asia-Pacific

Asia-Pacific net sales increased $64.2 million, or 6.7%, in 2022 compared to 2021 and included unfavorable changes in foreign exchange rates of $18.4 million. The increase in net sales was primarily due to incremental sales from the C&K acquisition and higher volume and price realization from the semiconductor products business within the Electronics segment and incremental sales from the Carling acquisition included in the commercial vehicle products business, partially offset by lower net sales from the electronics products and passenger car products businesses.

Americas

Net sales in the Americas increased $298.0 million, or 42.9%, in 2022 compared to 2021 and included unfavorable changes in foreign exchange rates of $1.4 million. The increase in net sales was primarily due to incremental sales from the Carling acquisition included in the commercial vehicle products business within the Transportation segment, higher volume and price realization from all businesses within the Electronics segment including incremental sales from the C&K acquisition and higher volume and price realization from the Industrial segment compared to 2021.

Europe

European net sales increased $71.8 million, or 16.7%, in 2022 compared to 2021 and included unfavorable changes in foreign exchange rates of $45.5 million. The increase in net sales was primarily due to increased volume across all businesses within the Electronics segment including incremental sales from C&K acquisition, and incremental sales from the Carling acquisition included in the commercial vehicle products business within the Transportation segment compared to 2021.

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

Net Sales

Net sales increased $634.2 million or 43.9% including $27.4 million or 1.9% of favorable changes in foreign exchange rates for 2021 compared to 2020. The increase was due to volume growth across all segments and businesses while 2020 had temporary closures of manufacturing facilities resulting from government directives due to the impact of COVID-19. The increase was due to higher sales of $363.0 million, $138.9 million, and $132.3 million in the Electronics, Industrial, and Transportation segments, respectively, primarily driven by higher volumes across all businesses within these segments. The volume increase within the Electronics segment was led by broad-based demand across electronics, transportation and industrial end markets. The increase within the Industrial segment was primarily due to $100.5 million of net sales resulting from the Hartland acquisition and volume growth within the Industrial segment. The increase within the Transportation segment was due to volume growth driven by higher demand in the global auto and commercial vehicle markets, greater content growth across passenger vehicles due to vehicle mix, including growth in electric vehicles and some customers maintaining additional inventory of our products, and $15.3 million of net sales resulting from the Carling acquisition.

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

Liquidity and Capital Resources

Cash and cash equivalents were $562.6 million as of December 31, 2022, an increase of $84.1 million as compared to January 1, 2022.

As of December 31, 2022, $452.0 million of the Company's $562.6 million cash and cash equivalents was held by non-U.S. subsidiaries. Of the $452.0 million, at least $339.6 million can be repatriated with minimal tax consequences, although in certain cases a non-U.S. withholding tax would be payable but subsequently refunded. With respect to the remaining $112.4 million, the Company has recognized deferred tax liabilities on approximately $53.6 million as of December 31, 2022 because the amounts are not considered to be permanently reinvested, and the Company may access additional amounts through loans and other means. Repatriation of some non-U.S. cash balances is restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, non-U.S. or U.S. tax laws could result in changes to these judgments and the need to record additional tax liabilities.

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

Revolving Credit Facility

On June 30, 2022, the Company amended and restated its Credit Agreement, dated as of April 3, 2020 (as so amended and restated, the “Credit Agreement”) to effect certain changes, including, among other changes: (i) adding a $300 million unsecured term loan credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company and its subsidiaries; (iii) replacing LIBOR-based interest rate benchmarks and modifying performance-based interest rate margins; and (iv) extending the maturity date to June 30, 2027 (the “Maturity Date”). Pursuant to the Credit Agreement, the Company may, from time to time, increase the size of the revolving credit facility or enter into one or more tranches of term loans in minimum increments of $25 million if there is no event of default and the Company is in compliance with certain financial covenants.

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the fiscal year ended December 31, 2022, the Company made term loan payments of $3.8 million. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $296.3 million, respectively, as of December 31, 2022.

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

As of December 31, 2022, the effective interest rate on outstanding borrowings under the credit facility was 5.42%.

As of December 31, 2022, the Company had no outstanding letters of credit and had available $600.0 million of borrowing capacity under the revolving credit facility. At December 31, 2022, the Company was in compliance with all covenants under the credit agreement.

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

On December 8, 2016, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold $125 million aggregate principal amount of senior notes in two series. On February 15, 2017, $25 million in aggregate principal amount of 3.03% Senior Notes, Series A, due February 15, 2022 (“U.S. Senior Notes, Series A due 2022”), and $100 million in aggregate principal amount of 3.74% Senior Notes, Series B, due February 15, 2027 (“U.S. Senior Notes, Series B due 2027”) (together, the “U.S. Senior Notes due 2022 and 2027”) were funded. Interest on the U.S. Senior Notes due 2022 and 2027 is payable semiannually on February 15 and August 15, commencing August 15, 2017. During the fiscal year ended December 31, 2022, the Company paid off $25.0 million of U.S. Senior Notes, Series A due 2022.

On November 15, 2017, the Company entered into a Note Purchase Agreement pursuant to which the Company issued and sold $175 million in aggregate principal amount of senior notes in two series. On January 16, 2018, $50 million aggregate principal amount of 3.48% Senior Notes, Series A, due February 15, 2025 (“U.S. Senior Notes, Series A due 2025”) and $125 million in aggregate principal amount of 3.78% Senior Notes, Series B, due February 15, 2030 (“U.S. Senior Notes, Series B due 2030”) (together, the “U.S. Senior Notes due 2025 and 2030”) were funded. Interest on the U.S. Senior Notes due 2025 and 2030 is payable on February 15 and August 15, commencing on August 15, 2018.

On May 18, 2022, the above note purchase agreements were amended to, among other things, update certain terms, including financial covenants to be consistent with the terms of the amended and restated Credit Agreement and the 2022 Purchase Agreement, as defined below.
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

Debt Covenants
The Company was in compliance with its debt covenants as of December 31, 2022. As of December 31, 2022, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions

On February 3, 2023, the Company acquired Western Automation for approximately $162 million in cash. Headquartered in Galway, Ireland, Western Automation is a designer and manufacturer of electrical shock protection devices used across a broad range of high-growth end markets, including e-Mobility off-board charging infrastructure, industrial safety and renewables. Western Automation has annualized sales of approximately $25 million and will be reported within the company’s Industrial segment. The company does not expect the acquisition to have a material impact to its 2023 financial results.The Company financed the transaction with cash on hand.

On July 19, 2022, the Company acquired C&K Switches for $540 million in cash. Founded in 1928, C&K is a leading designer and manufacturer of high-performance electromechanical switches and interconnect solutions with a strong global presence across a broad range of end markets, including industrial, transportation, datacom, and aerospace. At the time the Company and C&K entered into a definitive agreement, C&K had annualized sales of over $200 million. The business is reported as part of the electronics-passive products and sensors business within the Company's Electronics segment. The net cash payment of $523.0 million was funded through a combination of cash on hand and debt.

On November 30, 2021, the Company acquired Carling, pursuant to the Stock Purchase Agreement, dated as of October 19, 2021. Founded in 1920, Carling has a leading position in switching and circuit protection technologies with a strong global presence in commercial vehicle electronification, communications infrastructure and marine markets. At the time of acquisition, Carling had annualized sales of approximately $170 million. The operations of Carling are included in the commercial vehicle business within the Company's Transportation segment. The purchase price for Carling Technologies was approximately $315 million subject to a working capital adjustment. The net cash payment of $314.1 million was funded by the Company’s cash on hand.

On January 28, 2021, the Company acquired Hartland, a manufacturer and leading supplier of electrical components used primarily in heating, ventilation, air conditioning ("HVAC") and other industrial and systems applications, and eMobility. At the time of acquisition, Hartland had annualized sales of approximately $70 million. The purchase price for Hartland was $111.0 million and the operations of Hartland are included in the Industrial segment. The net cash payment of $108.5 million was funded by the Company’s cash on hand.

Cash Flow Overview

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

The following describes the Company’s cash flows for the fiscal year ended December 31, 2022 and January 1, 2022:

	Fiscal Year
(in millions)	2022	2021
Net cash provided by operating activities	$419.7	$373.3
Net cash used in investing activities	(636.4)	(499.2)
Net cash provided by (used in) financing activities	310.2	(69.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(11.4)	(9.9)
Increase (decrease) in cash, cash equivalents, and restricted cash	82.1	(204.7)
Cash, cash equivalents, and restricted cash at beginning of period	482.8	687.5
Cash, cash equivalents, and restricted cash at end of period	$564.9	$482.8

Cash Flow from Operating Activities

Net cash provided by operating activities was $419.7 million for the fiscal year 2022, an increase of $46.4 million, compared to $373.3 million during the fiscal year 2021. The increase in net cash provided by operating activities was primarily due to higher cash earnings partially offset by increases in working capital resulting from higher sales growth and larger annual incentive bonus payments made in 2022 as compared to 2021.

Cash Flow from Investing Activities

Net cash used in investing activities was $636.4 million for the fiscal year 2022, compared to $499.2 million during the fiscal year 2021. Capital expenditures were $104.3 million, representing an increase of $13.8 million compared to the fiscal year 2021. Net cash paid for acquisitions was $532.7 million during the fiscal year 2022 primarily for the C&K and Embed acquisitions versus net cash paid of $422.1 million for the Carling and Hartland acquisitions during the fiscal year 2021. The Company also received proceeds of $0.7 million primarily from the sale of a property within the Transportation segment during the fiscal year 2022 as compared to proceeds of $15.4 million from the sale of buildings within the Electronics segment during the fiscal year 2021.

Cash Flow from Financing Activities

Net cash provided by financing activities was $310.2 million for the fiscal year 2022 compared to $69.0 million used in financing activities for the fiscal year 2021. On July 18, 2022, the Company issued and funded $100 million in aggregate principal amount of 4.33% U.S. Senior Notes, due 2032. On June 30, 2022, the Company amended and restated its Credit Agreement and borrowed $300.0 million through a term loan. During the fiscal year 2022, the Company paid $25.0 million of U.S. Senior Notes, Series A due on February 15, 2022 and $3.8 million on the term loan. During the fiscal year 2021, the Company made payments of $30 million on the amended revolving credit facility. Additionally, dividends paid by the Company increased $6.2 million from $49.7 million for the fiscal year 2021 to $55.9 million for the fiscal year 2022.
The following describes the Company’s cash flows for the twelve months ended January 1, 2022 and December 26, 2020:

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

Contractual Obligations and Commitments

The following table summarizes outstanding contractual obligations and commitments as of December 31, 2022:

	Payments Due By Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	Greater than 5 Years
Long-term debt(a)	$1,006,344	$134,874	$81,590	$463,616	$326,264
Interest payments(b)	202,327	39,411	73,283	56,482	33,151
Operating and finance lease payments(c)	68,965	15,132	22,516	10,100	21,217
Income tax obligation(d)	19,754	5,000	14,754	—	—
Purchase obligations(e)	15,155	12,571	1,151	964	469
Total	$1,312,545	$206,988	$193,294	$531,162	$381,101

(a)Excludes offsetting issuance costs of $4.8 million. Euro denominated debt amounts are converted based on the Euro to U.S. Dollar spot rate at year end. For more information see Note 9, Debt, of the Notes to Consolidated Financial Statements.

(b)Amounts represent estimated contractual interest payments on outstanding debt. Rates in effect as of December 31, 2022 are used for variable rate debt. For more information see Note 9, Debt, of the Notes to Consolidated Financial Statements.

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

In addition to the above contractual obligations and commitments, the Company had the following obligations at December 31, 2022:

The Company has Company-sponsored defined benefit pension plans covering employees at various non-U.S. subsidiaries including the U.K., Germany, the Philippines, China, Japan, Mexico, Italy and France. At December 31, 2022, the Company had a net unfunded status of $29.1 million. The Company expects to make approximately $2.0 million of contributions to the plans in 2023. For additional information, see Note 11, Benefit Plans, of the Notes to Consolidated Financial Statements.

Dividends

Cash dividends paid totaled $55.9 million, $49.7 million and $46.8 million for 2022, 2021 and 2020, respectively. On February 1, 2023, the Board of Directors of the Company declared a quarterly cash dividend of $0.60 per share, payable on March 9, 2023 to stockholders of record as of February 23, 2023.

Capital Resources

The Company expends capital to support its operating and strategic plans. Such expenditures include strategic acquisitions, investments to maintain capital assets, develop new products or improve existing products, and to enhance capacity or productivity. Many of the associated projects have long lead-times and require commitments in advance of actual spending.

Share Repurchase Program

On April 29, 2020, the Company announced that the Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2020 to April 30, 2021 (the "2020 program"). On April 28, 2021, the Company announced that the Board of Directors authorized a new three-year program to repurchase up to $300 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program. There are $300 million in the aggregate of shares available for purchase under the new program as of December 31, 2022.

During the fiscal years of 2022 and 2021, the Company did not repurchase any shares of its common stock. During the fiscal year 2020, the Company repurchased 175,110 shares of its common stock totaling $22.9 million.

Off-Balance Sheet Arrangements

As of December 31, 2022, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Interest Rate Risk

On June 30, 2022, the Company amended and restated its Credit Agreement, dated as of April 3, 2020 to effect certain changes, including, among other changes: (i) adding a $300 million unsecured term loan credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company and its subsidiaries; (iii) replacing LIBOR-based interest rate benchmarks and modifying performance-based interest rate margins; and (iv) extending the maturity date to June 30, 2027 (the “Maturity Date”). Pursuant to the Credit Agreement, the Company may, from time to time, increase the size of the revolving credit facility or enter into one or more tranches of term loans in minimum increments of $25 million if there is no event of default and the Company is in compliance with certain financial covenants.

The revolving loan and term loan balance under the Credit Facility was $100.0 million and $296.3 million, respectively, as of December 31, 2022. On May 12, 2022, the Company entered into an interest rate swap agreement to manage interest rate risk exposure, effectively converting the interest rate on the Company's SOFR based floating-rate loans to a fixed-rate. The interest rate swap, with a notional value of $200 million, was designated as a cash flow hedge against the variability of cash flows associated with the Company's SOFR based loans scheduled to mature on June 30, 2027. The cash flow hedge reduces the Company exposure to future interest rate fluctuation. For the remaining borrowings of $196.3 million, which represents approximately 20% of the Company's total debt, it is subject to future interest rate fluctuations which could potentially have a negative impact on the Company's cash flows. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its credit facility would result in an increase of approximately $2.0 million in annual interest expense. This exposure would be partially if not fully offset by higher interest income from the Company's investments.

Foreign Exchange Rate Risk

The majority of the company’s operations consist of manufacturing and sales activities in foreign countries. The Company has operations in China, France, Germany, India, Mexico, Philippines, U.K., Japan, Lithuania, Netherlands, Portugal, Singapore, South Korea, Spain, U.S., and Vietnam. During 2022, sales to customers outside the U.S. were approximately 64% of total net sales. During 2021, sales to customers outside the U.S. were approximately 69% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Chinese renminbi, Japanese yen, or Korean won.

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

At December 31, 2022, the net value of the Company’s assets with exposure to foreign currency risk was approximately $198 million, with the largest exposure being a Euro denominated inter-company loan with a U.S. Dollars functional currency subsidiary. The reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive asset instruments would be $20 million at December 31, 2022. At December 31, 2022, the net value of the Company’s liabilities with exposure to foreign currency risk was $314 million, with the largest exposure being U.S. Dollar denominated inter-company loans with a Euro functional currency subsidiary. The reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive liability instruments would be $31 million at December 31, 2022. As a result of the mix in currencies impacting the hypothetical 10% changes, the movements in some instruments would offset movements in other instruments reducing the hypothetical exposure to the Company.

Commodity Price Risk

The Company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold, and silver. Prices of these and other commodities can rise and result in materially higher costs of producing our products. The Company believes it has adequate primary and secondary sources of supply for each of our key materials. While the Company is exposed to significant changes in certain metal prices and expects higher material costs, the Company actively monitors these exposures, has taken and may take various actions in the future, including price increases and productivity improvements to mitigate any negative impacts of these exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Littelfuse, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Littelfuse, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and January 1, 2022, the related consolidated statements of net income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 16, 2023, expressed an unqualified opinion.

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

Business Acquisition – C&K Switches – Valuation of acquired intangible assets

As discussed in Note 2, the Company acquired C&K Switches (“C&K”), on July 19, 2022 for a total purchase price of approximately $523 million, net of cash acquired. The Company allocated the purchase price, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $254.7 million. We identified the valuation of acquired C&K intangible assets as a critical accounting matter.

The principal considerations for our determination that the valuation of acquired C&K intangible assets is a critical audit matter are (i) the significant judgment by management when determining assumptions used in the fair value measurement of acquired intangible assets (ii) the high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s significant assumptions relating to the projected forecasted information including revenue growth rate, weighted average cost of capital (WACC), royalty rate, and customer attrition rate and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to the valuation of the acquired intangible assets included the following, among others:
a.we tested the design and operating effectiveness of the controls over the Company’s acquisition and valuation process, including review of the valuation model, significant assumptions used, and the completeness and accuracy of the underlying data used
b.we tested the projected financial information including forecasted revenue growth rate by assessing the reasonableness of management’s forecasts compared to historical results and forecasted industry trends
c.with the assistance of our valuation specialists, we assessed the assumptions and methodologies used in developing the WACC, royalty rates, and customer attrition rates by developing a range of independent estimates and comparing those to the rates selected by management. We also involved our valuation specialists to evaluate the assumptions and methodologies used in valuing the intangible assets.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Southfield, Michigan
February 16, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Littelfuse, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Littelfuse, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 16, 2023 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of C&K Switches, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 3% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management’s Report, C&K Switches, was acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of C&K Switches.

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

/s/ GRANT THORNTON LLP
Southfield, Michigan
February 16, 2023

LITTELFUSE, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$562,588	$478,473
Short-term investments	84	28
Trade receivables, less allowances of $83,562 and $59,232, respectively	306,578	275,192
Inventories	547,690	445,671
Prepaid income taxes and income taxes receivable	7,215	2,035
Prepaid expenses and other current assets	87,641	68,812
Total current assets	1,511,796	1,270,211
Net property, plant, and equipment	481,110	437,889
Intangible assets, net of amortization	593,970	407,126
Goodwill	1,186,922	929,790
Investments	24,121	39,211
Deferred income taxes	14,367	13,127
Right of use lease assets, net	57,382	29,616
Other long-term assets	34,066	24,734
Total assets	$3,903,734	$3,151,704
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$208,571	$222,039
Accrued liabilities	187,057	159,689
Accrued income taxes	41,793	27,905
Current portion of long-term debt	134,874	25,000
Total current liabilities	572,295	434,633
Long-term debt, less current portion	866,623	611,897
Deferred income taxes	100,230	81,289
Accrued post-retirement benefits	28,037	37,037
Non-current lease liabilities	45,661	22,305
Other long-term liabilities	79,510	71,023
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, 26,445,618 and 26,350,763, respectively	261	260
Additional paid-in capital	974,097	946,588
Treasury stock, at cost: 1,685,357 and 1,664,711 shares, respectively	(252,866)	(248,120)
Accumulated other comprehensive loss	(95,764)	(73,463)
Retained earnings	1,585,466	1,268,124
Littelfuse, Inc. shareholders’ equity	2,211,194	1,893,389
Non-controlling interest	184	131
Total equity	2,211,378	1,893,520
Total liabilities and equity	$3,903,734	$3,151,704

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF NET INCOME

	Fiscal Year Ended
(in thousands, except per share data)	December 31, 2022	January 1, 2022	December 26, 2020
Net sales	$2,513,897	$2,079,928	$1,445,695
Cost of sales	1,506,984	1,308,002	944,523
Gross profit	1,006,913	771,926	501,172

Selling, general, and administrative expenses	344,813	275,457	204,507
Research and development expenses	95,602	65,940	52,538
Amortization of intangibles	55,695	42,729	40,039
Restructuring, impairment, and other charges	9,977	2,158	41,716
Total operating expenses	506,087	386,284	338,800
Operating income	500,826	385,642	162,372

Interest expense	26,216	18,527	21,077
Foreign exchange loss (gain)	24,359	17,158	(14,875)
Other expense (income), net	7,207	8,932	(5,083)
Income before income taxes	443,044	341,025	161,253
Income taxes	69,738	57,219	31,267
Net income	$373,306	$283,806	$129,986

Income per share:
Basic	$15.09	$11.54	$5.33
Diluted	$14.94	$11.38	$5.29

Weighted average shares and equivalent shares outstanding:
Basic	24,734	24,603	24,371
Diluted	24,986	24,932	24,592

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(in thousands)	December 31, 2022	January 1, 2022	December 26, 2020
Net income	$373,306	$283,806	$129,986
Other comprehensive income (loss):
Pension and postemployment adjustments, net of tax	9,735	22,213	(16,095)
Cash flow hedge, net of tax	6,596	—	—
Foreign currency translation adjustments	(38,632)	(4,519)	31,761
Comprehensive income	$351,005	$301,500	$145,652

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in thousands)	December 31, 2022	January 1, 2022	December 26, 2020
OPERATING ACTIVITIES
Net income	$373,306	$283,806	$129,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65,011	55,906	56,139
Amortization of intangibles	55,695	42,729	40,039
Non-cash pension settlement charges	—	19,855	—
Impairment charges	4,546	—	36,078
Deferred revenue	115	(2,570)	(593)
Non-cash inventory charges	15,593	8,397	—
Stock-based compensation	23,626	19,611	18,129
Loss (gain) on investments and other assets	14,024	(8,907)	(4,663)
Deferred income taxes	(22,419)	(8,020)	(3,214)
Other	32,680	20,275	(18,230)
Changes in operating assets and liabilities:
Trade receivables	(19,334)	(10,234)	(25,588)
Inventories	(89,235)	(104,555)	(12,425)
Accounts payable	(22,403)	40,481	28,820
Accrued liabilities and income taxes	(9,495)	30,793	6,765
Prepaid expenses and other assets	(1,992)	(14,223)	6,788
Net cash provided by operating activities	419,718	373,344	258,031
INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(532,670)	(423,633)	—
Purchases of property, plant, and equipment	(104,341)	(90,562)	(56,191)
Proceeds from sale of property, plant, and equipment	676	15,425	4,758
Other	(62)	(390)	—
Net cash used in investing activities	(636,397)	(499,160)	(51,433)
FINANCING ACTIVITIES
Proceeds of term loan	300,000	—	—
Proceeds from senior notes payable	100,000	—	—
Payments of senior notes payable	(25,000)	—	—
Proceeds of revolving credit facility	—	—	240,000
Payments of revolving credit facility	—	(30,000)	(110,000)
Repayments of other debts	(1,552)	—	—
Payments of term loan and other loans	(3,750)	(2,619)	(145,000)
Net proceeds related to stock-based award activities	(862)	13,365	18,744
Debt issuance costs	(2,723)	—	(1,786)
Cash dividends paid	(55,911)	(49,730)	(46,839)
Purchases of common stock	—	—	(22,927)
Net cash provided by (used in) financing activities	310,202	(68,984)	(67,808)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(11,420)	(9,889)	17,596
Increase (decrease) in cash, cash equivalents, and restricted cash	82,103	(204,689)	156,386
Cash, cash equivalents, and restricted cash at beginning of period	482,836	687,525	531,139
Cash, cash equivalents, and restricted cash at end of period	$564,939	$482,836	$687,525
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$562,588	$478,473	$687,525
Restricted cash included in prepaid expenses and other current assets	$802	$2,718	$—
Restricted cash included in other assets	$1,549	$1,645	$—
Cash paid during the period for interest	$25,439	$17,420	$20,095
Cash paid during the period for income taxes, net of refunds	$93,622	$55,561	$27,619
Capital expenditures, not yet paid	$11,725	$11,872	$6,126

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Inc. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 28, 2019	$256	$867,996	$(216,447)	$(106,823)	$950,901	$131	$1,496,014
Net income	—	—	—	—	129,986	—	129,986
Other comprehensive income, net of tax	—	—	—	15,666	—	—	15,666
Stock-based compensation	—	18,129	—	—	—	—	18,129
Withheld 20,250 shares on restricted share units for withholding taxes	—	—	(2,992)	—	—	—	(2,992)
Stock options exercised	3	21,733	—	—	—	—	21,736
Repurchases of common stock	—	—	(22,927)	—	—	—	(22,927)
Cash dividends paid ($1.92 per share)	—	—	—	—	(46,839)	—	(46,839)
Balance at December 26, 2020	$259	$907,858	$(242,366)	$(91,157)	$1,034,048	$131	$1,608,773
Net income	—	—	—	—	283,806	—	283,806
Other comprehensive income, net of tax	—	—	—	17,694	—	—	17,694
Stock-based compensation	—	19,611	—	—	—	—	19,611
Withheld 20,428 shares on restricted share units for withholding taxes	—	—	(5,754)	—	—	—	(5,754)
Stock options exercised	1	19,119	—	—	—	—	19,120
Cash dividends paid ($2.02 per share)	—	—	—	—	(49,730)	—	(49,730)
Balance at January 1, 2022	$260	$946,588	$(248,120)	$(73,463)	$1,268,124	$131	$1,893,520
Net income	—	—	—	—	373,306	—	373,306
Other comprehensive (loss), net of tax	—	—	—	(22,301)	—	—	(22,301)
Stock-based compensation	—	23,626	—	—	—	—	23,626
Non-controlling interest	—	—	—	—	(53)	53	—
Withheld 20,646 shares on restricted share units for withholding taxes	—	—	(4,746)	—	—	—	(4,746)
Stock options exercised	1	3,883	—	—	—	—	3,884
Cash dividends paid ($2.26 per share)	—	—	—	—	(55,911)	—	(55,911)
Balance at December 31, 2022	$261	$974,097	$(252,866)	$(95,764)	$1,585,466	$184	$2,211,378

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Other Information

Nature of Operations

Littelfuse, Inc. and subsidiaries (the “Company”) is a diversified, industrial technology manufacturing company empowering a sustainable, connected, and safer world. Across more than 20 countries, and with approximately 18,000 global associates, the Company partners with customers to design and deliver innovative, reliable solutions. Serving over 100,000 end customers, the Company’s products are found in a variety of industrial, transportation and electronics end markets – everywhere, every day.

Fiscal Year

References herein to “2022”, “fiscal 2022” or “fiscal year 2022” refer to the fiscal year ended December 31, 2022. References herein to “2021”, “fiscal 2021” or “fiscal year 2021” refer to the fiscal year ended January 1, 2022. References herein to “2020”, “fiscal 2020” or “fiscal year 2020” refer to the fiscal year ended December 26, 2020. The Company operates on a 52-53 week fiscal year (4-4-5 basis) ending on the Saturday closest to December 31. Therefore, the financial results of certain fiscal years and the associated 14 week quarters will not be exactly comparable to the prior 52 week fiscal years and the associated quarters having only 13 weeks. As a result of using this convention, the fiscal year 2021 contained 53 weeks while each of fiscal 2022 and fiscal 2020 contained 52 weeks.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash at December 31, 2022 and January 1, 2022 reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

(in millions)	2022	2021
Cash and cash equivalents	$562,588	$478,473
Restricted cash included in prepaid expenses and other current assets	802	2,718
Restricted cash included in other assets	1,549	1,645
Total cash, cash equivalents and restricted cash	$564,939	$482,836

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term and Long-Term Investments

As of December 31, 2022, the Company has an investment in Polytronics Technology Corporation Ltd. (“Polytronics”). The Company’s Polytronics shares held at the end of fiscal 2022 and 2021 represent approximately 6.7% and 6.8% of total Polytronics shares outstanding, respectively. The Polytronics investment is carried at fair value. The fair value of the Polytronics investment was €10 million (approximately $10.7 million) at December 31, 2022 and €23 million (approximately $26.1 million) at January 1, 2022.

As a result of the Company’s acquisition of IXYS, the Company has equity ownerships in various investments that are accounted for under the equity method. The Company owns 45% of the outstanding equity of Powersem GmbH, a module manufacturer based in Germany, approximately 19% of the outstanding equity of EB Tech Ltd., a company with expertise in radiation technology based in South Korea, and approximately 24% of the outstanding common shares of Automated Technology, Inc., a supplier located in the Philippines that provides assembly and test services. The Company recognized gains of $1.3 million from its equity method investment for both the fiscal years ended December 31, 2022 and January 1, 2022. The balance of these equity method investments was $13.5 million and $12.4 million as of the fiscal years ended December 31, 2022 and January 1, 2022, respectively. See Note 17, Related Party Transactions, for further discussion.

The Company has investments related to its non-qualified Supplemental Retirement and Savings Plan. The Company maintains accounts for participants through which participants make investment elections. The investment securities are subject to the claims of the Company’s creditors. The investment securities are all mutual funds. The investment securities are measured at net asset value. As of December 31, 2022 and January 1, 2022, the investment securities balance was $14.1 million and $15.0 million, respectively, related to the plan and are included in Other long-term assets on the Consolidated Balance Sheets.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, which approximates current replacement cost. Cost is principally determined using the first-in, first-out method. The Company maintains excess and obsolete reserves against inventory to reduce the carrying value to the expected net realizable value. These reserves are based upon a combination of factors including historical sales volume, market conditions, lower of cost or net realizable value of the inventory.

Property, Plant, and Equipment

Land, buildings, and equipment are carried at cost. Depreciation is calculated using the straight-line method with useful lives of up to 35 years for buildings, three to 20 years for equipment, seven years for furniture and fixtures, five years for tooling and three years for computer equipment. Leasehold improvements are depreciated over the lesser of their useful life or the lease term. Maintenance and repair costs are charged to expense as incurred. Major overhauls that extend the useful lives of existing assets are capitalized.

Goodwill

The Company annually tests goodwill for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company compares each reporting unit’s fair value, estimated based on comparable company market valuations and expected future discounted cash flows to be generated by the reporting unit, to its carrying value. The results of the annual goodwill impairment test as of October 2, 2022 indicated that the estimated fair values for each of the seven reporting units exceeded their respective carrying values. As of the most recent annual test conducted on October 2, 2022, the Company noted that the excess of fair value over the carrying value, was 151%, 66%, 98%, 42%, 44%, 57%, and 191% for its reporting units; Electronics-Passive Products and Sensors, Electronics-Semiconductor, Passenger Car Products, Commercial Vehicle Products, Automotive Sensors, Relays, and Power Fuse, respectively. Relatively small changes in the Company’s key assumptions would not have resulted in any reporting units failing the goodwill impairment test. See Note 5, Goodwill and Other Intangible Assets, for additional information.

There were no impairment charges recorded during the fiscal years of 2022 and 2021. During the second quarter of 2020, the Company recorded a non-cash charge of $33.8 million to recognize the impairment of goodwill in the automotive sensors reporting unit within the Transportation segment.

The Company also performs an interim review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit. As part of its interim reviews, management analyzes potential changes in the value of individual reporting units based on each reporting unit’s operating results for the period compared to expected results as of the prior year’s annual impairment test. In addition, management considers how other key assumptions, including discount rates and expected long-term growth rates, used in the last annual impairment test, could be impacted by changes in market conditions and economic events. Based on the interim assessments as of December 31, 2022, management concluded that no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value.

Long-Lived Assets

Customer relationships, trademarks and tradenames are amortized using the straight-line method over estimated useful lives that have a range of 3 to 20 years. Patents, licenses and software are amortized using the straight-line method or an accelerated method over estimated useful lives that have a range of 4 to 17 years. The distribution networks are amortized on either a straight-line or accelerated basis over estimated useful lives that have a range of 4 to 10 years. Land use rights are amortized using the straight-line method up to 50 years which is the term of the land use rights.

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

Revenue Recognition

Revenue Disaggregation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table disaggregates the Company’s revenue by primary business units for the fiscal years ended December 31, 2022 and January 1, 2022:

	Fiscal Year Ended December 31, 2022
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$802,281	$—	$—	$802,281
Electronics – Passive Products and Sensors	690,538	—	—	690,538
Commercial Vehicle Products	—	374,707	—	374,707
Passenger Car Products	—	249,470	—	249,470
Automotive Sensors	—	91,963	—	91,963
Industrial Products	—	—	304,938	304,938
Total	$1,492,819	$716,140	$304,938	$2,513,897

	Fiscal Year Ended January 1, 2022
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$678,861	$—	$—	$678,861
Electronics – Passive Products and Sensors	621,883	—	—	621,883
Passenger Car Products	—	266,020	—	266,020
Commercial Vehicle Products	—	160,300	—	160,300
Automotive Sensors	—	101,738	—	101,738
Industrial Products	—	—	251,126	251,126
Total	$1,300,744	$528,058	$251,126	$2,079,928

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ship and Debit Program

Some of the terms of the Company’s sales agreements and normal business conditions provide customers (distributors) the ability to receive price adjustments on products previously shipped and invoiced. This practice is common in the industry and is referred to as a “ship and debit” program. This program allows the distributor to debit the Company for the difference between the distributors’ contracted price and a lower price for specific transactions. Under certain circumstances (usually in a competitive situation or large volume opportunity), a distributor will request authorization for pricing allowances to reduce its price. When the Company approves such a reduction, the distributor is authorized to “debit” its account for the difference between the contracted price and the lower approved price. The Company establishes reserves for this program based on historic activity, distributor inventory levels and actual authorizations for the debit and recognizes these debits as a reduction of revenue.

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

Allowance for Credit Losses

The Company currently measures the expected credit losses based on our historical credit loss experience. The Company has not experienced significant recent or historical credit losses and is not forecasting any significant credit losses which would require adjustments to our methodology. If current conditions and supportable forecasts indicate that our historical loss experience is not reasonable and no longer supportable, the Company may adjust its historical credit loss experience and to reflect these conditions and forecasts. The Company regularly analyzes its significant customer accounts and, when the Company becomes aware of a customer’s inability to meet its financial obligations, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also analyzes all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical collection and loss experience. Historically, the allowance for credit losses has been adequate to cover bad debts. If circumstances related to specific customers change, the estimates of the recoverability of receivables could be further adjusted.

As of December 31, 2022 and January 1, 2022, the Company’s allowance for credit losses was $1.6 million and $1.9 million, respectively. Additionally, the Company had $4.8 million and $2.1 million of trade receivables greater than 90 days past due as of December 31, 2022 and January 1, 2022, respectively.

Advertising Costs

The Company expenses advertising costs as incurred, which amounted to $3.8 million, $2.1 million, and $2.1 million in fiscal years 2022, 2021 and 2020, respectively, and are included as a component of selling, general, and administrative expenses.

Shipping and Handling Fees and Costs

Amounts billed to customers related to shipping and handling are classified as revenue. Costs incurred for shipping and handling of $13.9 million, $15.4 million, and $11.1 million in fiscal years 2022, 2021, and 2020, respectively, are classified in selling, general, and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation / Remeasurement

The Company’s foreign subsidiaries use the local currency or the U.S. dollar as their functional currency, as appropriate. Assets and liabilities are translated using exchange rates at the balance sheet date, and revenues and expenses are translated at weighted average rates. Adjustments from the translation process are recognized in Shareholders’ equity as a component of Accumulated other comprehensive income (loss). The amount of foreign currency gain or loss recognized in the Consolidated Statements of Net Income was a loss of $24.4 million in fiscal year 2022, a loss of $17.2 million in fiscal year 2021, and a gain of $14.9 million in fiscal year 2020.

Stock-Based Compensation

The Company recognizes compensation expense for the cost of awards of equity compensation using a fair value method. Benefits of tax deductions in excess of recognized compensation expense are reported as operating cash flows. See Note 12, Stock-Based Compensation, for additional information on stock-based compensation.

Coal Mining Liability

Included in other long-term liabilities is an accrual related to former coal mining operations at Littelfuse GmbH (formerly known as Heinrich Industries, AG) for the amounts of €1.6 million ($1.7 million) and €1.9 million ($2.1 million) at December 31, 2022 and January 1, 2022, respectively. Management, in conjunction with an independent third-party, performs an annual evaluation of the former coal mining operations in order to develop an estimate of the probable future obligations in regard to remediating the dangers (such as a shaft collapse) of abandoned coal mine shafts in the former coal mining operations. Management accrues for costs associated with such remediation efforts based on management's best estimate when such costs are probable and reasonably able to be estimated. The ultimate determination can only be done after respective investigations because the concrete conditions are mostly unknown at this time.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company elected to pay the 2017 Littelfuse Toll Charge over the eight-year period prescribed by the Tax Act. The long-term portion of this Toll Charge which remains payable as of December 31, 2022, totaling $14.8 million, is recorded in Other long-term liabilities, and the anticipated 2023 annual installment payment of $5.0 million is included in Accrued income taxes, on the Consolidated Balance Sheet as of December 31, 2022.

In accordance with guidance issued by the Financial Accounting Standards Board ("FASB") staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended December 31, 2022, January 1, 2022 and December 26, 2020, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

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

Recently Adopted Accounting Standards

In November 2021, the FASB issued ASU No. 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance". The standard, requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: 1) Information about the nature of the transactions and the related accounting policy used to account for the transactions; 2) The line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; 3) Significant terms and conditions of the transactions, including commitments and contingencies. The guidance is effective for fiscal years beginning after December 15, 2021 with early adoption permitted. The adoption of ASU 2021-10 did not have a material impact on the Company's Consolidated Financial Statements.

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". The standard requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance is effective for fiscal years beginning after December 15, 2022 with early adoption permitted. The adoption of ASU 2021-08 did not have a material impact on the Company's Consolidated Financial Statements.

Recently Issued Accounting Standards

In December 2022, the FASB issued ASU No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848". the amendments in this Update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments in this Update are effective for all entities upon issuance of this Update. On June 30, 2022, the Company amended and restated its Credit Agreement, replacing LIBOR-based interest benchmarks with Secured Overnight Financing Rate ("SOFR") based floating-rate loans. The Company's loans under the available credit facility are SOFR based floating-rate loans. The Company does not expect any effect from the adoption of this guidance on the Company's Consolidated Financial Statements.

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

C&K Switches

On July 19, 2022, the Company acquired C&K Switches (“C&K”) for $540 million in cash. Founded in 1928, C&K is a leading designer and manufacturer of high-performance electromechanical switches and interconnect solutions with a strong global presence across a broad range of end markets, including industrial, transportation, datacom, and aerospace. At the time the Company and C&K entered into a definitive agreement, C&K had annualized sales of over $200 million. The business is reported as part of the electronics-passive products and sensors business within the Company's Electronics segment.

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

The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the C&K acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$523,014
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables, net	20,967
Inventories	42,968
Other current assets	2,932
Property, plant, and equipment	32,791
Intangible assets	254,700
Goodwill	270,245
Other non-current assets	14,797
Current liabilities	(47,734)
Long-term debt	(9,626)
Other non-current liabilities	(59,026)
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

Included in the Company’s Consolidated Statements of Net Income for the fiscal year ended December 31, 2022 are net sales of $81.7 million, and a loss before income taxes of $4.2 million, since the July 19, 2022 acquisition of C&K.

As required by purchase accounting rules, the Company recorded a $10.8 million step-up of inventory to its fair value as of the acquisition date. The step-up was amortized as a non-cash charge to cost of sales during the fiscal year ended December 31, 2022, as the acquired inventory was sold, and is reflected as other non-segment costs.

For the fiscal year ended December 31, 2022, the Company incurred $9.1 million of legal and professional fees related to the C&K acquisition recognized as Selling, general, and administrative expenses and reflected as other non-segment costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Embed

On April 12, 2022, the Company acquired Embed Ltd. (“Embed”). Founded in 2005, Embed is a proven provider of embedded software and firmware developed for a broad range of applications serving transportation end markets, primarily including commercial vehicle electronification and eMobility. The business is included in the commercial vehicle business within the Company's Transportation segment. The acquisition was funded with the Company’s cash on hand. The total purchase consideration was $9.2 million, net of cash.

Carling Technologies

On November 30, 2021, the Company acquired Carling Technologies, Inc. (“Carling”), pursuant to the Stock Purchase Agreement, dated as of October 19, 2021. Founded in 1920, Carling has a leading position in switching and circuit protection technologies with a strong global presence in commercial vehicle electronification, communications infrastructure and marine markets. At the time of acquisition, Carling had annualized sales of approximately $170 million. The business is headquartered in Plainville, Connecticut, with offices and facilities located around the world and is reported as part of the commercial vehicle business within our Transportation segment. The purchase price for Carling Technologies was approximately $315 million subject to change for a working capital adjustment.

The acquisition was funded with cash on hand. The total purchase consideration of $314.1 million, net of cash, has been allocated to assets acquired and liabilities assumed, as of the completion of the acquisition, based on estimated fair values.

The following table summarizes the final purchase price allocation of the fair value of assets acquired and liabilities assumed in the Carling acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$314,094
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables, net	26,232
Inventories	56,479
Other current assets	3,765
Property, plant, and equipment	56,128
Intangible assets	126,390
Goodwill	98,377
Other non-current assets	4,007
Current liabilities	(21,790)
Other non-current liabilities	(35,494)
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

During the fiscal year ended December 31, 2022, the Company paid $0.5 million related to the final working capital adjustment and made measurement period adjustments to reduce the fair value of property, plant and equipment of $8.2 million, inventories of $1.0 million, and an increase in net accounts receivable of $0.7 million, intangible assets attributable to customer relationships of $0.5 million, other current assets of $0.3 million, other non-current liabilities of $0.3 million. As a result of these adjustments along with a corresponding reduction of deferred tax liabilities of $2.5 million, goodwill was increased by $6.0 million.

As required by purchase accounting rules, the Company recorded a $6.4 million step-up of inventory to its fair value as of the acquisition date. The step-up was amortized as a non-cash charge to cost of goods sold during the fourth quarter of 2021 and first quarter of 2022, as the acquired inventory was sold, and is reflected as other non-segment costs. The Company recognized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a non-cash charge of $4.8 million and $1.6 million to cost of goods sold during the fiscal years ended December 31, 2022 and January 1, 2022, respectively.

For the fiscal year ended January 1, 2022, the Company incurred approximately $4.5 million of legal and professional fees related to the Carling acquisition recognized as Selling, general, and administrative expenses. These costs were reflected as other non-segment costs.

Hartland Controls

On January 28, 2021, the Company acquired Hartland Controls ("Hartland"), a manufacturer and leading supplier of electrical components used primarily in heating, ventilation, air conditioning ("HVAC") and other industrial and systems applications, and eMobility. At the time of acquisition, Hartland had annualized sales of approximately $70 million. The purchase price for Hartland was $111.0 million and the operations of Hartland are included in the Industrial segment.

The total purchase consideration of $108.5 million, net of cash, cash equivalents, and restricted cash has been allocated to assets acquired and liabilities assumed, as of the completion of the acquisition, based on estimated fair values. As of December 31, 2022, the Company had restricted cash of $0.8 million in an escrow account for general indemnification purposes.

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

The Company recorded a $6.8 million step-up of inventory to its fair value as of the acquisition date based on the valuation. The step-up was fully amortized as a $6.8 million non-cash charge to cost of goods sold during the first and second quarters of 2021, as the acquired inventory was sold, and is reflected as other non-segment costs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

results had the C&K acquisition occurred as of December 27, 2020 and had the Hartland and Carling acquisitions occurred as of December 29, 2019 or of future consolidated operating results.

	For the Fiscal Year Ended
(in thousands, except per share amounts)	December 31, 2022	January 1, 2022	December 26, 2020
Net sales	$2,639,132	$2,459,009	$1,662,896
Income before income taxes	483,013	337,894	141,491
Net income	399,606	274,763	115,078
Net income per share — basic	16.16	11.17	4.72
Net income per share — diluted	16.03	11.02	4.68

Pro forma results presented above primarily reflect the following adjustments:

	For the Fiscal Year Ended
(in thousands)	December 31, 2022	January 1, 2022	December 26, 2020
Amortization (a)	$(4,646)	$(18,410)	$(12,669)
Depreciation	1,979	2,537	253
Transaction costs (b)	9,108	(3,727)	(5,381)
Amortization of inventory step-up (c)	15,593	(2,426)	(13,156)
Interest expense (d)	815	2,624	—
Income tax (expense) benefit of above items	(5,569)	5,065	6,706
(a)The amortization adjustment for the twelve months ended December 31, 2022, January 1, 2022, and December 26, 2020, primarily reflects incremental amortization resulting from the measurement of intangibles at their fair values.
(b)The transaction cost adjustments reflect the reversal of certain legal and professional fees from the twelve months ended December 31, 2022 and January 1, 2022, respectively, and recognition of those fees during the twelve months ended January 1, 2022 and December 26, 2020, respectively.
(c)The amortization of inventory step-up adjustment reflects the reversal of the amount recognized during the twelve months ended December 31, 2022 and January 1, 2022, respectively, and the recognition of the amortization during the twelve months ended January 1, 2022 and December 26, 2020, respectively. The inventory step-up is amortized over four months for all acquisitions, as the inventory was sold.
(d)The interest expense adjustment reflects lower interest expense associated with the financing of the C&K acquisition that replaced higher pre-acquisition debt.

3. Inventories

The components of inventories at December 31, 2022 and January 1, 2022 are as follows:

(in thousands)	2022	2021
Raw materials	$231,043	$168,409
Work in process	134,792	117,506
Finished goods	226,215	195,656
Inventory reserves	(44,360)	(35,900)
Total	$547,690	$445,671

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property, Plant, and Equipment

The components of net property, plant, and equipment at December 31, 2022 and January 1, 2022 are as follows:

(in thousands)	2022	2021
Land and land improvements	$22,089	$23,470
Building and building improvements	191,733	151,297
Machinery and equipment	812,540	779,559
Accumulated depreciation and amortization	(545,252)	(516,437)
Total	$481,110	$437,889

The Company recorded depreciation expense of $65.0 million, $55.9 million, and $56.1 million for the fiscal years ended December 31, 2022, January 1, 2022, and December 26, 2020, respectively.

5. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by segment are as follows:

(in thousands)	Electronics	Transportation	Industrial	Total
Gross goodwill as of December 26, 2020	$676,325	$138,354	$47,551	$862,230
Accumulated impairment losses as of December 26, 2020	—	(36,423)	(8,995)	(45,418)
Net goodwill as of December 26, 2020	$676,325	$101,931	$38,556	$816,812
Changes during 2021:
Additions (a)	—	96,307	38,502	$134,809
Foreign currency translation adjustments	(16,080)	(6,106)	179	(22,007)
Gross goodwill as of January 1, 2022	660,245	228,555	86,232	975,032
Accumulated impairment losses as of January 1, 2022	—	(36,177)	(9,065)	(45,242)
Net goodwill as of January 1, 2022	$660,245	$192,378	$77,167	$929,790
Changes during 2022:
Additions (b)	270,245	14,886	—	285,131
Foreign currency translation adjustments	(21,323)	(8,648)	(1,343)	(31,314)
Gross goodwill as of December 31, 2022	909,167	234,793	84,889	1,228,849
Accumulated impairment losses as of December 31, 2022		(33,401)	(8,526)	(41,927)
Net goodwill as of December 31, 2022	$909,167	$201,392	$76,363	$1,186,922
(a) The additions resulted from the acquisitions of Carling and Hartland.
(b) The additions resulted from the acquisitions of C&K, Embed and Carling.

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

The components of intangible assets at December 31, 2022 and January 1, 2022 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2022
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$17,938	$2,299	$15,639
Patents, licenses and software	259,603	140,208	119,395
Distribution network	41,733	40,955	778
Customer relationships, trademarks, and tradenames	623,721	165,563	458,158
Total	$942,995	$349,025	$593,970
The Company reclassified $50.3 million and $31.1 million of gross carrying value and accumulated amortization, respectively, from customer relationships, trademarks and tradenames to patents, licenses and software as of December 31, 2022. This reclassification had no consolidated financial impact on net book value of intangible assets.

	As of January 1, 2022
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$19,542	$1,906	$17,636
Patents, licenses and software	164,556	101,307	63,249
Distribution network	43,361	40,591	2,770
Customer relationships, trademarks, and tradenames	487,710	164,239	323,471
Total	$715,169	$308,043	$407,126

During the year ended December 31, 2022, the Company recorded additions to other intangible assets of $254.7 million related to the C&K acquisition, the components of which were as follows:

	2022
(in thousands, except weighted average useful life)	Weighted Average Useful Life (Years)	Amount
Patents, developed technology	12.0	$55,700
Customer relationships, trademarks, and tradenames	17.4	199,000
Total		$254,700

For intangible assets with definite lives, the Company recorded amortization expense of $55.7 million, $42.7 million, and $40.0 million in 2022, 2021, and 2020, respectively.

During the fourth quarter of 2022, the Company recorded a $2.9 million non-cash impairment charge for certain acquired technology and patent intangible assets due to a change in use and projected cash flows within the Electronics segment.

Estimated annual amortization expense related to intangible assets with definite lives at December 31, 2022 is as follows:

(in thousands)	Amount
2023	$60,274
2024	56,965
2025	56,602
2026	46,115
2027	44,209
2028 and thereafter	329,805
Total	$593,970

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Accrued Liabilities

The components of accrued liabilities at December 31, 2022 and January 1, 2022 are as follows:

(in thousands)	2022	2021
Employee-related liabilities	$99,089	$92,018
Current lease liability	12,841	9,018
Other non-income taxes	10,594	4,280
Professional services	7,160	4,299
Other customer reserves	5,064	702
Interest	4,449	4,402
Deferred revenue	2,593	1,105
Restructuring liability	2,434	2,944
Current benefit liability	1,318	1,248
Other	41,515	39,673
Total	$187,057	$159,689

Employee-related liabilities consist primarily of payroll, sales commission, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other client-related liabilities.

7. Lease Commitments

Under ASC 842, a contract contains a lease if there is an identified asset and the Company has the right to control the asset. The Company determines whether a contract contains a lease at contract inception. The Company leases office and production space under various non-cancellable operating leases that expire no later than 2035. Certain real estate leases include one or more options to renew. The exercise of lease renewal options is at the Company's sole discretion. Options to extend the lease are included in the lease term when it is reasonably certain the Company will exercise the option. The Company also has production equipment, office equipment and vehicles under operating leases and finance leases that were acquired through the C&K acquisition. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain of exercise. Certain leases include rental payments adjusted periodically for inflation. The lease agreements do not contain any material residual value guarantee or material restrictive covenants. The Company has elected to use the available practical expedient to account for the lease and non-lease components of its leases as a single component. As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

The Company does not have a published credit rating because it has no publicly traded debt; therefore, the Company is generating its incremental borrowing rate ("IBR"), using a synthetic credit rating model that compares its credit quality to other rated companies based on certain financial metrics and ratios. The reference rate will be based on the yield curve of companies with similar credit quality based on the metrics and adjusted for currency in regions where we have significant operations.

All leases with an initial term of 12 months or less that do not include an option to extend or purchase the underlying asset that the Company is reasonably certain to exercise (“short-term leases”) are not recorded on the Consolidated Balance Sheets. Short-term lease expenses are recognized on a straight-line basis over the lease term.

The following table presents the classification of right of use assets and lease liabilities as of December 31, 2022 and January 1, 2022:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fiscal Year Ended
(in thousands)	Consolidated Balance Sheet Classification	December 31, 2022	January 1, 2022
Operating Leases
Right of use assets - operating lease	Right of use lease assets, net	$54,901	$29,616

Current operating lease liabilities	Accrued liabilities	11,694	9,018
Non-current operating lease liabilities	Non-current lease liabilities	44,963	22,305
Total operating lease liabilities		$56,657	$31,323

Finance Leases
Right of use assets - finance lease	Right of use lease assets, net	$2,481	$—

Current finance lease liabilities	Accrued liabilities	1,147	—
Non-current finance lease liabilities	Non-current lease liabilities	698	—
Total finance lease liabilities		$1,845	$—

The following table represents the lease costs for 2022, 2021, and 2020:

		Fiscal Year Ended
(in thousands)	Consolidated Statements of Net Income Classification	December 31, 2022	January 1, 2022	December 26, 2020
Operating lease expenses	Cost of sales, SG&A expenses	$14,071	$9,929	$8,591
Finance lease:
Finance lease expenses	Cost of sales	112	—	—
Interest on lease liabilities	Other expenses	13	—	—
Short-term lease expenses	Cost of sales, SG&A expenses	1,130	345	512
Variable lease expenses	Cost of sales, SG&A expenses	1,091	1,165	1,307
Total lease costs	Cost of sales, SG&A expenses	$16,417	$11,439	$10,410

The Company leases certain office and warehouse space as well as certain machinery and equipment under non-cancellable operating leases. The Company acquired through the C&K acquisition certain machinery and equipment under finance leases.

Rent expense under these leases was $16.4 million, $11.4 million, and $10.4 million in 2022, 2021, and 2020, respectively.

Maturity of Lease Liabilities as of December 31, 2022 (in thousands)	Operating leases	Finance Leases
2023	$13,966	$1,166
2024	13,709	425
2025	8,099	283
2026	5,652	1
2027	4,447	—
2028 and thereafter	21,217	—
Total lease payments	$67,090	$1,875
Less: Imputed interest	(10,433)	(30)
Present value of lease liabilities	$56,657	$1,845

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended
	December 31, 2022	January 1, 2022
Weighted-average remaining lease term (years)
Operating leases	6.84	4.79
Finance leases	1.90	—

Weighted-average discount rate
Operating leases	4.84%	4.27%
Finance leases	1.43%	—

	Fiscal Year Ended
(in thousands)	December 31, 2022	January 1, 2022	December 26, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow - payments on operating leases	$(12,298)	$(10,150)	$(8,929)
Operating cash flow - interest payments on finance leases	(13)	—	—
Financing cash flow - payments on finance lease obligations	(719)	—	—

Leased assets obtained in exchange of new lease obligations, including leases acquired:
Operating leases	$37,760	$20,217	$2,862
Finance leases	2,502	—	—

There were no sale leaseback transactions for the fiscal years ended December 31, 2022, and December 26, 2020. The net gain recorded from a sale leaseback transaction was $4.1 million for the fiscal year ended January 1, 2022.

8. Restructuring, Impairment and Other Charges

The Company recorded restructuring, impairment and other charges for fiscal years 2022, 2021, and 2020 as follows:

	Fiscal Year Ended December 31, 2022
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$2,792	$2,694	$283	$5,769
Other restructuring charges	276	1,076	—	1,352
Total restructuring charges	3,068	3,770	283	7,121
Impairment	2,856	—	—	2,856
Total	$5,924	$3,770	$283	$9,977

	Fiscal Year Ended January 1, 2022
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$1,124	$404	$347	$1,875
Other restructuring charges	—	283	—	283
Total restructuring charges	1,124	687	347	2,158

	Fiscal Year Ended December 26, 2020
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$2,540	$682	$2,231	$5,453
Other restructuring charges	—	175	10	185
Total restructuring charges	2,540	857	2,241	5,638
Impairment	—	33,841	2,237	36,078
Total	$2,540	$34,698	$4,478	$41,716

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022
For the year ended December 31, 2022, the Company recorded total restructuring charges of $7.1 million, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions within the Transportation segment's passenger car and automotive sensor businesses and the reorganization of selling and administrative functions within the Electronics segment due to the C&K acquisition. During the fourth quarter of 2022, the Company recorded a $2.9 million non-cash impairment charge for certain acquired technology and patent intangible assets due to a change in use and projected cash flows within the Electronics segment. See Note 5, Goodwill and Other Intangible Assets for further discussion regarding the intangible asset impairment charge.

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

The restructuring reserves as of December 31, 2022 and January 1, 2022 are $2.4 million and $2.9 million, respectively. The restructuring reserves are included within accrued liabilities. Payments associated with employee terminations reflected in the above table were substantially completed by December 31, 2022. The Company anticipates that the remaining payments associated with employee terminations will be completed in fiscal 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Debt

The carrying amounts of debt at December 31, 2022 and January 1, 2022 are as follows:

(in thousands)	2022	2021
Revolving Credit Facility	$100,000	$100,000
Term Loan	296,250	—
Euro Senior Notes, Series A due 2023	124,716	132,444
Euro Senior Notes, Series B due 2028	101,265	107,540
U.S. Senior Notes, Series A due 2022	—	25,000
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	50,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
U.S. Senior Notes, due 2032	100,000	—
Other	9,113	—
Unamortized debt issuance costs	(4,847)	(3,087)
Total debt	1,001,497	636,897
Less: Current maturities	(134,874)	(25,000)
Total long-term debt	$866,623	$611,897

Interest paid on all Company debt was $25.4 million, $17.4 million, and $20.1 million in fiscal year 2022, 2021, and 2020, respectively.

Revolving Credit Facility and Term Loan

On June 30, 2022, the Company amended and restated its Credit Agreement, dated as of April 3, 2020 (as so amended and restated, the “Credit Agreement”) to effect certain changes, including, among other changes: (i) adding a $300 million unsecured term loan credit facility; (ii) making certain financial and non-financial covenants less restrictive on the Company and its subsidiaries; (iii) replacing LIBOR-based interest rate benchmarks and modifying performance-based interest rate margins; and (iv) extending the maturity date to June 30, 2027 (the “Maturity Date”). Pursuant to the Credit Agreement, the Company may, from time to time, increase the size of the revolving credit facility or enter into one or more tranches of term loans in minimum increments of $25 million if there is no event of default and the Company is in compliance with certain financial covenants.

Loans made under the available credit facility pursuant to the Credit Agreement ("the Credit Facility") bear interest at the Company’s option, at either SOFR, fixed for interest periods of one, two, three or six-month periods, plus 1.00% to 1.75%, plus a SOFR adjustment of 0.10% or at the bank’s Base Rate, as defined in the Credit Agreement, plus —% to 0.75%, based upon the Company’s Consolidated Leverage Ratio, as defined in the Credit Agreement. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.10% to 0.175%, based on the Consolidated Leverage Ratio, as defined in the Credit Agreement. The Credit Agreement includes representations, covenants and events of default that are customary for financing transactions of this nature.

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the fiscal year ended December 31, 2022, the Company made term loan payments of $3.8 million. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $296.3 million, respectively, as of December 31, 2022.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, the effective interest rate on outstanding borrowings under the credit facility was 5.42%.
As of December 31, 2022, the Company had no outstanding in letters of credit and had available $600.0 million of borrowing capacity under the revolving credit facility. At December 31, 2022, the Company was in compliance with all covenants under the credit agreement.

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

On December 8, 2016, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold $125 million aggregate principal amount of senior notes in two series. On February 15, 2017, $25 million in aggregate principal amount of 3.03% Senior Notes, Series A, due February 15, 2022 (“U.S. Senior Notes, Series A due 2022”), and $100 million in aggregate principal amount of 3.74% Senior Notes, Series B, due February 15, 2027 (“U.S. Senior Notes, Series B due 2027”) (together, the “U.S. Senior Notes due 2022 and 2027”) were funded. Interest on the U.S. Senior Notes due 2022 and 2027 is payable semiannually on February 15 and August 15, commencing August 15, 2017. During the fiscal year ended December 31, 2022, the Company paid off $25.0 million of U.S. Senior Notes, Series A due 2022.

On November 15, 2017, the Company entered into a Note Purchase Agreement pursuant to which the Company issued and sold $175 million in aggregate principal amount of senior notes in two series. On January 16, 2018, $50 million aggregate principal amount of 3.48% Senior Notes, Series A, due February 15, 2025 (“U.S. Senior Notes, Series A due 2025”) and $125 million in aggregate principal amount of 3.78% Senior Notes, Series B, due February 15, 2030 (“U.S. Senior Notes, Series B due 2030”) (together, the “U.S. Senior Notes due 2025 and 2030”) were funded. Interest on the U.S. Senior Notes due 2025 and 2030 is payable on February 15 and August 15, commencing on August 15, 2018.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At December 31, 2022, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders, and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs

During fiscal year 2022, the Company paid debt issuance costs of $2.7 million in connection with the amended and restated Credit Agreement, dated June 30, 2022 which, along with the remaining balance of debt issuance costs of the previous credit facility noted in below, are being amortized over the life of the amended and restated Credit Agreement.

During fiscal year 2020, the Company paid debt issuance costs of $1.8 million in relation to the amended the Credit Agreement on April 3, 2020 which, along with the remaining balance of debt issuance costs of the previous credit facility, are being amortized over the life of the amended Credit Agreement.

Debt Maturities

Scheduled maturities of the Company’s long-term debt for each of the five years succeeding December 31, 2022 and thereafter are summarized as follows:

(in thousands)	Scheduled Maturities
2023	$134,874
2024	13,916
2025	67,674
2026	16,116
2027	447,500
2028 and thereafter	326,264
$1,006,344

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

There were no transfers in or out of Level 1, Level 2 and Level 3 during the year ended December 31, 2022.

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

Other Investments

The Company had certain convertible debt and convertible preferred stock investments that were accounted for under the cost method reflected in Investments and Other assets in the Consolidated Balance Sheets. During the fiscal year ended January 1, 2022, the Company impaired the remaining book value of these investments and recorded an impairment charge of $0.5 million in Other expense (income), net in the Consolidated Statements of Net Income. As of December 31, 2022 and January 1, 2022, the balances of these investments were zero.

Derivatives Designated as Hedging Instruments

On May 12, 2022, the Company entered into an interest rate swap agreement to manage interest rate risk exposure, effectively converting the interest rate on the Company's SOFR based floating-rate loans to a fixed-rate. The interest rate swap, with a notional value of $200 million, was designated as a cash flow hedge against the variability of cash flows associated with the Company's SOFR based loans scheduled to mature on June 30, 2027. The fair value of the interest rate swap was valued using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive (loss) income until the underlying transactions are recognized in earnings. The primary inputs into the valuation of the interest rate swap are interest yield curves, interest rate volatility, credit risk, credit spreads and other market information. The interest rate swap is classified within Level 2 of the fair value hierarchy, since all significant inputs are corroborated by observable market data.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives Not Designated as Hedging Instruments

On July 14, 2022, the Company entered into a foreign currency exchange forward contract to mitigate the currency fluctuation risk between the Euro and U.S. dollar on its Euro denominated Senior Notes, Series A due 2023. The notional value of the forward contract at July 14, 2022 was €117.0 million and expires on December 7, 2023. The foreign currency contract was not designated as a hedge instrument and is marked to market on a monthly basis. As a result, changes in fair value are reported in Foreign exchange loss (gain) in the Consolidated Statements of Net Income. The fair value of the foreign currency forward contract was valued by a third party using market exchange rates and classified as a Level 2 input under the fair value hierarchy.

As of December 31, 2022, the fair values of our derivative financial instrument and their classifications on the Consolidated Balance Sheets were as follows:

(in thousands)	Consolidated Balance Sheet Classification	Fiscal Year Ended December 31, 2022
Derivatives Designated as Hedging Instruments
Interest rate swap agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$3,939
	Other long-term assets	$4,740
Derivatives Not Designated as Hedging Instruments
Foreign exchange forward contract	Prepaid expenses and other current assets	$6,186

The pre-tax gains recognized on derivative financial instruments in the Consolidated Statements of Operations for the fiscal year ended December 31, 2022 were as follows:

(in thousands)	Classification of Gain Recognized in the Consolidated Statements of Operations	Fiscal Year Ended December 31, 2022
Derivatives designated as cash flow hedges
Interest rate swap agreement	Interest expenses, net	$(100)
Derivatives Not Designated as Hedging Instruments
Foreign exchange forward contract	Foreign exchange loss (gain)	$(6,128)

The pre-tax gain recognized on derivative financial instruments in the Consolidated Statements of Comprehensive Income for the fiscal year ended December 31, 2022 was as follows:

(in thousands)	Fiscal Year Ended December 31, 2022
Derivatives designated as cash flow hedges
Interest rate swap agreement	$(8,679)

A pre-tax gain of $3.9 million from accumulated other comprehensive income (loss) to earnings is expected to be recognized during the next twelve months.

Mutual Funds

The Company has a non-qualified Supplemental Retirement and Savings Plan that provides additional retirement benefits for certain management employees and named executive officers by allowing participants to defer a portion of their annual compensation. The Company maintains investment accounts for participants through which participants make investment elections. The marketable securities are classified as Level 1 under the fair value hierarchy as they are maintained in mutual funds with readily determinable fair value and recorded in Other long-term assets on the Consolidated Balance sheet.

There were no changes during the fiscal year ended December 31, 2022 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of December 31, 2022 and January 1, 2022, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Benefit Plan Assets / Non-qualified Supplemental Retirement and Savings Plan Investments

See Note 11, Benefit Plans, for description of valuation methodologies and investment balances for defined benefit plan assets and investments related to the Company’s Non-Qualified Supplemental Retirement and Savings Plan.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 31, 2022:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$304,101	$—	$—	$304,101
Investments in equity securities	10,653	—	—	10,653
Mutual funds	14,094	—	—	14,094
Total:	$328,848	$—	$—	$328,848

The following table presents assets measured at fair value by classification within the fair value hierarchy as of January 1, 2022:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$12,475	$—	$—	$12,475
Investments in equity securities	26,070	—	—	26,070
Mutual funds	15,021	—	—	15,021
Total:	$53,566	$—	$—	$53,566

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, trade receivables and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and trade receivables approximate their fair values. The Company’s revolving and term loan debt facilities’ fair values approximate book value at December 31, 2022 and January 1, 2022, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of December 31, 2022 and January 1, 2022 were as follows:

	December 31, 2022		January 1, 2022
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series A due 2023	$124,716	$122,270	$132,444	$134,119
Euro Senior Notes, Series B due 2028	101,265	87,119	107,540	110,837
USD Senior Notes, Series A due 2022	—	—	25,000	25,055
USD Senior Notes, Series B due 2027	100,000	93,764	100,000	104,828
USD Senior Notes, Series A due 2025	50,000	48,145	50,000	51,720
USD Senior Notes, Series B due 2030	125,000	112,028	125,000	131,837
USD Senior Notes, due 2032	100,000	90,131	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairments

During the fourth quarter of 2022, the Company recorded a $2.9 million intangible asset impairment charge in Restructuring, impairment, and other charges in the Consolidated Statements of Net Income, for certain acquired technology and patent intangible assets due to a change in use and projected cash flows within the Electronics segment. See Note 5, Goodwill and Other Intangible Assets, for further discussion. Additionally, the Company recorded a non-cash impairment charge of $1.7 million for certain machinery and equipment within Electronics segment due to a decision to cease further production of a product line during the fourth quarter of 2022. The fair value of the patent, technology and machinery and equipment were measured on a nonrecurring basis using Level 3 inputs under the fair value hierarchy. The Company's accounting and finance management determines the valuation policies and procedures for Level 3 fair value measurements and is responsible for the development and determination of unobservable inputs.

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

Benefit plan related information is as follows for the years 2022 and 2021:

(in thousands)	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$86,570	$148,992
Service cost	3,072	2,785
Interest cost	2,529	1,761
Net actuarial gain	(19,327)	(11,016)
Benefits paid from the plan assets	(1,474)	(3,121)
Benefits paid directly by the Company	(1,853)	(2,692)
Settlements	(1,565)	(48,927)
Acquisitions	3,812	1,797
Effect of exchange rate movements	(5,839)	(3,218)
Plan amendment and other	(1,399)	209
Benefit obligation at end of year	$64,526	$86,570

Change in plan assets at fair value:
Fair value of plan assets at beginning of year	$48,325	$100,478
Actual loss on plan assets	(9,217)	(2,824)
Employer contributions	2,288	2,150
Benefits paid from the plan assets	(1,474)	(3,121)
Settlements	—	(47,111)
Effect of exchange rate movements	(4,489)	(1,247)
Fair value of plan assets at end of year	35,433	48,325
Net amount unfunded status	$(29,093)	$(38,245)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the Consolidated Balance Sheets as of December 31, 2022 and January 1, 2022 consist of the following:

(in thousands)	2022	2021
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$262	$40
Current benefit liability	(1,318)	(1,248)
Noncurrent benefit liability	(28,037)	(37,037)
Net liability recognized	$(29,093)	$(38,245)

The amounts included in accumulated other comprehensive loss in the Consolidated Balance Sheets, excluding tax effects, that have not yet been recognized as components of net periodic benefit costs as of December 31, 2022 and January 1, 2022 were as follows:

(in thousands)	2022	2021
Net actuarial (gain) loss	$(631)	$9,221
Prior service cost	1,496	3,340
Total	$865	$12,561

The pre-tax amounts recognized in other comprehensive income (loss) in 2022 and 2021 were as follows:

	2022	2021
(in thousands)
Amortization of:
Prior service cost	$150	$179
Net actuarial loss	228	1,136
Amount arising during the period:
Prior service cost (credit)	1,399	(209)
Net actuarial gain	9,899	6,734
Net settlement (gain) loss	(820)	19,855
Foreign currency adjustments	840	966
Total	$11,696	$28,661

In the fourth quarter of 2021, the Company recorded a non-cash pension settlement charge of $19.9 million (£14.9 million), inclusive of the accelerated recognition of prior service cost of $0.5 million (£0.4 million). In addition, the net actuarial gain and change in benefit obligation during 2022 as compared to 2021 were also impacted by higher discount rates in 2022 as compared to 2021.

The components of net periodic benefit costs for the fiscal years 2022, 2021, and 2020 are as follows:

(in thousands)	2022	2021	2020
Components of net periodic benefit cost:
Service cost	$3,072	$2,785	$2,462
Interest cost	2,529	1,761	2,173
Expected return on plan assets	(1,507)	(1,458)	(1,972)
Amortization of prior service and net actuarial loss	378	1,315	963
Net periodic benefit cost	4,472	4,403	3,626
Net settlement (gain) loss	(820)	19,855	236
Total expense for the year	$3,652	$24,258	$3,862

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted average assumptions used to determine net periodic benefit cost for the fiscal years 2022, 2021, and 2020 are as follows:

	2022	2021	2020
Discount rate	3.1%	1.2%	2.3%
Expected return on plan assets	3.3%	1.4%	3.7%
Compensation increase rate	4.8%	4.9%	4.7%

The accumulated benefit obligation for the plans was $53.9 million and $75.7 million as of December 31, 2022 and January 1, 2022, respectively.

The following table provides a summary of under-funded or unfunded pension benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2022 and January 1, 2022:

(in thousands)	2022	2021
Projected benefit obligation	$42,676	$86,228
Fair value of plan assets	13,650	47,942

The following table provides a summary of under-funded or unfunded pension benefit plans with accumulated benefit obligations in excess of plan assets as of December 31, 2022 and January 1, 2022:

(in thousands)	2022	2021
Accumulated benefit obligation	$26,540	$68,643
Fair value of plan assets	4,948	39,060

Weighted average assumptions used to determine benefit obligations as of December 31, 2022, January 1, 2022 and December 26, 2020 are as follows:

	2022	2021	2020
Discount rate	5.8%	3.1%	1.2%
Compensation increase rate	4.7%	4.8%	4.9%

Expected benefit payments to be paid to participants for the fiscal year ending are as follows:

(in thousands)	Expected Benefit Payments
2023	$4,155
2024	3,334
2025	3,869
2026	4,053
2027	4,286
2028-2032 and thereafter	30,645

The Company expects to make approximately $2.0 million of contributions to the plans and pay $1.9 million of benefits directly in 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. For the fiscal years ended December 31, 2022, January 1, 2022, and December 26, 2020, the Company recorded $1.9 million, $2.1 million, $2.0 million expense, respectively, in Cost of Sales and Other expense (income), net within the Consolidated Statements of Net Income. As of December 31, 2022 and January 1, 2022, the Company reported benefit liabilities of $4.0 million and $4.1 million for these plans, of which $1.5 million and $1.5 million was recorded in Accrued liabilities and $2.5 million and $2.6 million was recorded in Other long-term liabilities on the Consolidated Balance Sheets, respectively. For the fiscal years ended December 31, 2022 and January 1, 2022, the pre-tax amounts recognized in other comprehensive income (loss) for these plans were $0.5 million and $0.3 million, respectively. For the fiscal year ended December 31, 2022, the expense reclassified from accumulated other comprehensive income (loss) to earnings was $1.7 million, including $1.3 million net settlement loss. For the fiscal year ended January 1, 2022, the expense reclassified from accumulated other comprehensive income (loss) to earnings was $0.7 million.

Defined Benefit Plan Assets

Based upon analysis of the target asset allocation and historical returns by type of investment, the Company has assumed that the expected long-term rate of return will be 5.2% on plan assets. Assets are invested to maximize long-term return taking into consideration timing of settlement of the retirement liabilities and liquidity needs for benefits payments. Pension plan assets were invested as follows, and were not materially different from the target asset allocation:

	Asset Allocation
	2022	2021
Cash and cash equivalents, and other	13%	15%
Equity securities	14%	19%
Fixed income securities	73%	66%
	100%	100%

The Company segregated its plan assets by the following major categories and level for determining their fair value as of December 31, 2022 and January 1, 2022. All plan assets that are valued using the net asset value per share (“NAV”) practical expedient have not been included within the fair value hierarchy but are separately disclosed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the Company’s pension plan assets measured at fair value by classification within the fair value hierarchy as of December 31, 2022:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	NAV	Total
Insurance contracts and other	$—	$1,153	$328	$—	$1,481
Cash and cash equivalents	594	2,475	—	—	3,069
Equities	2,425	2,435	—	—	4,860
Fixed income	5,930	14,940	—	5,153	26,023
Total pension plan assets	$8,949	$21,003	$328	$5,153	$35,433

The following table presents the Company’s pension plan assets measured at fair value by classification within the fair value hierarchy as of January 1, 2022:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	NAV	Total
Insurance contracts and other	$—	$1,917	$343	$—	$2,260
Cash and cash equivalents	384	4,632	—	—	5,016
Equities	2,559	6,604	—	—	9,163
Fixed income	5,999	20,280	—	5,607	31,886
Total pension plan assets	$8,942	$33,433	$343	$5,607	$48,325

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2022 and 2021 due to the following:

(in thousands)	Level 3

Balance at December 26, 2020	$53,778
Level 3 assets transferred in from Level 1 and 2 assets valued at NAV:
Settlements	(47,111)
Actual loss on plan assets	(4,943)
Benefits paid from the plan assets	(1,238)
Foreign currency adjustments	(143)
Balance at January 1, 2022	$343
Level 3 assets transferred in from Level 1 and 2 assets valued at NAV:
Employer contribution	2
Actual return on assets	3
Foreign currency adjustments	(20)
Balance at December 31, 2022	$328

Defined Contribution Plan

The Company also maintains a 401(k) savings plan covering substantially all U.S. employees. The Company matches 100% of the employee’s annual contributions for the first 4% of the employee’s eligible compensation. The Company may provide an additional discretionary match to participants and made discretionary matches of 2% of the employee’s eligible compensation for each of the fiscal year ended December 31, 2022, January 1, 2022 and December 26, 2020. Employees are immediately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

vested in their contributions plus actual earnings thereon, as well as the Company contributions. Company matching contributions amounted to $5.5 million, $5.0 million, and $4.6 million in 2022, 2021, and 2020, respectively.

Non-qualified Supplemental Retirement and Savings Plan

The Company has a non-qualified Supplemental Retirement and Savings Plan which provides additional retirement benefits for certain management employees and named executive officers by allowing participants to defer a portion of their annual compensation. The Company maintains accounts for participants through which participants make investment elections. The investments are subject to the claims of the Company’s creditors and the Company is responsible for the payment of all benefits under the plan from its general assets. As of December 31, 2022, there was $14.1 million of marketable securities related to the plan included in Other assets and $14.1 million of accrued compensation benefits included in Other long-term liabilities. The marketable securities are classified as Level 1 under the fair value hierarchy as they are maintained in mutual funds with readily determinable fair value. The Company made matching contributions to the plan of $0.2 million, $0.2 million, and $0.5 million in 2022, 2021, and 2020, respectively.

12. Stock-Based Compensation

Equity Plans: The Company has equity-based compensation plans authorizing the granting of stock options, restricted shares, restricted share units, and other stock rights to employees and directors. As of December 31, 2022, there were 0.6 million shares available for issuance of future awards under the Company’s equity-based compensation plans.

Stock options generally vest over a three-year period and are exercisable over either a seven or ten-year period commencing from the date of the grant. Restricted shares and share units granted by the Company generally vest over three years. Stock options and restricted share units may have accelerated vesting upon meeting certain qualified conditions.

The following table provides a reconciliation of outstanding stock options for the fiscal year ended December 31, 2022.

	Shares Under Option	Weighted Average Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (000’s)
Outstanding January 1, 2022	563,226	$165.98
Granted	86,220	231.64
Exercised	(29,353)	132.31
Forfeited	(2,237)	153.14
Outstanding December 31, 2022	617,856	176.79	4.2	$30,555
Exercisable December 31, 2022	292,824	159.93	3.2	18,566

The following table provides a reconciliation of non-vested restricted share and share unit awards ("RSU") for the fiscal year ended December 31, 2022.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested January 1, 2022	156,659	$192.44
Granted	90,970	228.78
Vested	(71,822)	185.06
Forfeited	(7,521)	227.96
Nonvested December 31, 2022	168,286	213.65

The total intrinsic value of options exercised during 2022, 2021, and 2020 was $3.7 million, $23.8 million, and $20.6 million, respectively. The total fair value of the vested RSU shares was $15.4 million, $18.9 million, and $9.5 million for 2022, 2021,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 2020, respectively. The total amount of share-based liabilities paid was $1.1 million, $1.3 million and $0.5 million for 2022, 2021, and 2020, respectively.

The Company recognizes compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the awards. At December 31, 2022, the unrecognized compensation cost for options and restricted shares was $21.1 million before tax, and will be recognized over a weighted average period of 1.8 years. Compensation cost included as a component of cost of sales, research and development and selling, general, and administrative expenses for all equity compensation plans discussed above was $24.6 million, $21.4 million, and $19.1 million for 2022, 2021, and 2020, respectively. The total related income tax benefit recognized in the Consolidated Statements of Net Income was $3.5 million, $3.3 million and $3.1 million for 2022, 2021, and 2020, respectively.

The Company uses the Black-Scholes option valuation model to determine the fair value of stock option awards granted. The weighted average fair value of and related assumptions for options granted are as follows:

	2022	2021	2020
Weighted average fair value of options granted	$70.39	$74.04	$38.09
Assumptions:
Risk-free interest rate	2.83%	0.66%	0.30%
Expected dividend yield	0.92%	0.72%	1.27%
Expected stock price volatility	35.0%	35.0%	33.0%
Expected life of options (years)	4.4	4.4	4.7

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

Share Repurchase Program

On April 29, 2020, the Company announced that the Board of Directors authorized a new program to repurchase up to 1,000,000 shares of the Company's common stock for the period May 1, 2020 to April 30, 2021 (the "2020 program") . On April 28, 2021, the Company announced that the Board of Directors authorized a new three-year program to repurchase up to $300 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program. There are $300 million in the aggregate of shares available for purchase under the new program as of December 31, 2022.

During the fiscal years 2022 and 2021, the Company did not repurchase any shares of its common stock. During the fiscal year 2020, the Company repurchased 175,110 shares of its common stock totaling $22.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Other Comprehensive Income (Loss)

Changes in other comprehensive income (loss) by component for fiscal years 2022, 2021, and 2020 were as follows:

	Fiscal Year Ended
	December 31, 2022			January 1, 2022			December 26, 2020
(in thousands)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Defined benefit pension plan and other adjustments	$11,560	$(1,825)	$9,735	$27,481	$(5,268)	$22,213	$(19,513)	$3,418	$(16,095)
Cash flow hedge	8,679	(2,083)	6,596	—	—	—	—	—	—
Foreign currency translation adjustments (1)	(39,619)	987	(38,632)	(6,967)	2,448	(4,519)	34,707	(2,946)	31,761
Total change in other comprehensive income (loss)	$(19,380)	$(2,921)	$(22,301)	$20,514	$(2,820)	$17,694	$15,194	$472	$15,666

(1) The tax shown above within the foreign currency translation adjustments is the U.S. tax associated with the foreign currency translation adjustments of earnings of non-U.S. subsidiaries which have been previously taxed in the U.S. and are not permanently reinvested.

Accumulated Other Comprehensive Income (Loss) (“AOCI”): The following table sets forth the changes in the components of AOCI by component for fiscal years 2022, 2021, and 2020:

(in thousands)	Pension and postretirement liability and reclassification adjustments	Cash flow hedge	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Balance at December 28, 2019	$(18,046)	$—	$(88,777)	$(106,823)
2020 activity	(16,095)	—	31,761	15,666
Balance at December 26, 2020	(34,141)	—	(57,016)	(91,157)
2021 activity	22,213	—	(4,519)	17,694
Balance at January 1, 2022	(11,928)	—	(61,535)	(73,463)
2022 activity	9,735	6,596	(38,632)	(22,301)
Balance at December 31, 2022	(2,193)	6,596	(100,167)	(95,764)

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

Amounts reclassified from accumulated other comprehensive income (loss) to earnings for fiscal years 2022, 2021, and 2020 were as follows:

	Fiscal Year Ended
(in thousands)	December 31, 2022	January 1, 2022	December 26, 2020
Pension and postemployment and other plans:
Amortization of prior service, net actuarial loss, and other	$785	$2,006	$1,694
Net settlement loss and accelerated prior service costs	477	19,855	236
Total	$1,262	$21,861	$1,930

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company elected to pay the 2017 Littelfuse Toll Charge over the eight-year period prescribed by the Tax Act. The long-term portion of this Toll Charge which remains payable as of December 31, 2022, totaling $14.8 million, is recorded in Other long-term liabilities, and the anticipated 2023 annual installment payment of $5.0 million is included in Accrued income taxes, on the Consolidated Balance Sheet as of December 31, 2022.

In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended December 31, 2022, January 1, 2022, and December 26, 2020, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

Domestic and foreign income (loss) before income taxes is as follows:

(in thousands)	2022	2021	2020
Domestic	$32,462	$13,746	$(16,732)
Foreign	410,582	327,279	177,985
Income before income taxes	$443,044	$341,025	$161,253

Federal, state and foreign income tax expense (benefit) consists of the following:

(in thousands)	2022	2021	2020
Current:
Federal	$12,423	$4,832	$437
State	2,183	1,401	203
Foreign	77,551	59,006	33,841
Subtotal	92,157	65,239	34,481
Deferred:
Federal and State	(9,182)	(9,658)	(5,354)
Foreign	(13,237)	1,638	2,140
Subtotal	(22,419)	(8,020)	(3,214)
Provision for income taxes	$69,738	$57,219	$31,267

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between income taxes computed on income before income taxes at the federal statutory rate and the provision for income taxes is provided below:

(in thousands)	2022	2021	2020
Tax expense at statutory rate of 21%	$93,039	$71,615	$33,863
Non-U.S. income tax rate differential	(41,731)	(31,414)	(19,730)
One-time tax deductions for stock of subsidiaries	(11,495)	—	—
Tax on unremitted earnings	10,870	7,585	3,955
Non-U.S. losses and expenses with no tax benefit	10,660	7,820	2,774
Net impact associated with U.S. tax on Non-U.S. income, including GILTI	2,546	(238)	3,731
Certain changes in unrecognized tax benefits and related accrued interest	1,839	4,263	2,160
State and local taxes, net of federal tax benefit	215	(172)	(584)
Tax impact of non-deductible goodwill impairment charge	—	—	5,642
Other, net	3,795	(2,240)	(544)
Provision for income taxes	$69,738	$57,219	$31,267
For fiscal year ended December 31, 2022, the Company classified certain amounts in “Net impact associated with U.S. tax on Non-U.S. income, including GILTI,” that in prior years were classified in “Other, net”.

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 and January 1, 2022, are as follows:

(in thousands)	2022	2021
Deferred tax assets:
Accrued expenses and reserves	$49,138	$36,168
Net operating loss carryforwards	30,403	27,818
Interest expense carryforwards	33,507	16,089
Capitalized expenses	11,632	4,878
U.S. foreign tax credit carryforwards	3,385	980
U.S. research and other general business tax credit carryforwards	2,076	1,104
Excess of tax basis over the book basis for intangible assets and goodwill	404	5,636
Other	—	183
Deferred tax assets	130,545	92,856
Less: Valuation allowance	(37,001)	(34,869)
Total deferred tax assets	93,544	57,987

Deferred tax liabilities:
Excess of book basis over the tax basis for intangible assets and goodwill	143,542	98,046
Excess of book basis over the tax basis for property, plant, and equipment	18,489	12,563
Tax on unremitted earnings	16,282	15,467
Unrealized foreign currency exchange gains	1,094	73
Total deferred tax liabilities	179,407	126,149
Net deferred tax liabilities	$85,863	$68,162

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

The Company paid income taxes of $96.8 million, $58.2 million, and $35.2 million in 2022, 2021, and 2020, respectively, and received income tax refunds of $3.2 million, $2.6 million, and $7.6 million in 2022, 2021, and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those subsidiaries for which such excess is considered to be permanently reinvested in those operations. The Company believes the determination of the amount of such deferred income taxes is impractical as it would depend upon income tax laws and circumstances at the time of the hypothetical distributions or dispositions. As of December 31, 2022, unremitted earnings of the Company’s non-U.S. subsidiaries were approximately $1.2 billion. A distribution of such earnings will generally not be subject to U.S. federal income tax. The Company recognized deferred tax liabilities of $16.3 million ($16.1 million for non-U.S. taxes net of related U.S. foreign tax credits, and $0.2 million for U.S. state taxes) as of December 31, 2022 and $15.5 million ($15.3 million for non-U.S. taxes net of related U.S. foreign tax credits, and $0.2 million for U.S. state taxes) as of January 1, 2022, related to taxes on certain non-U.S. earnings which are not considered to be permanently reinvested.

The Company has two subsidiaries in China which benefit from lower tax rates due to “tax holidays” which apply for three-year periods. The tax holiday for one of the subsidiaries expired at the end of 2022, and for the other subsidiary the tax holiday will expire at the end of 2023. The Company intends to seek an extension for the expired tax holiday. Together, the tax holidays contributed $10.1 million in tax benefits, or $0.40 per diluted share, during 2022. Future year tax benefits will depend upon the Company’s ability to obtain extensions, after the three-year periods expire. There can be no assurance that future extensions will be granted.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2022, January 1, 2022, and December 26, 2020 is as follows:

(in thousands)	Unrecognized Tax Benefits
Balance at December 26, 2020	$17,437
Additions for tax positions related to pre-acquisition periods of acquired subsidiaries	3,260
Additions for tax positions taken in the current year	1,587
Additions for tax positions taken in the prior year	1,100
Other	61
Balance at January 1, 2022	23,445
Additions for tax positions related to pre-acquisition periods of acquired subsidiaries	6,726
Additions for tax positions taken in the current year	2,153
Decreases for tax positions taken in the prior year	(957)
Decreases for lapses in statute of limitations	(758)
Other	(235)
Balance at December 31, 2022	$30,374

The December 31, 2022 total in the table above represents the net amount of tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. Of this amount, approximately $1.3 million may be recognized in 2023 based upon the possible lapse in the statute of limitations. None of the positions included in unrecognized tax benefits are related to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. The Company recognized such interest expense of $1.4 million (net of a $0.2 million decrease due to a lapse in the statute of limitations), $1.6 million (net of a $0.6 million decrease due to a lapse in the statute of limitations) and $1.6 million (net of a $0.6 million decrease due to a lapse in the statute of limitations) in 2022, 2021, and 2020, respectively. Accrued interest for such matters included in Other long-term liabilities within the Consolidated Balance Sheets was $11.8 million and $10.4 million as of December 31, 2022 and January 1, 2022, respectively.

The U.S. federal statute of limitations remains open for the Company for the 2017 tax year (with respect to the Toll Charge) and later years. Non-U.S. and U.S. state statutes of limitations generally range from three to seven years, although certain jurisdictions do not have a statute expiration. Tax examinations occur from time to time, including examinations currently in process in Canada, Germany, the Netherlands, Singapore, the U.S., and certain U.S. states. The Company does not expect to recognize a significant amount of additional tax expense as a result of concluding these examinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	2022	2021	2020
Numerator:
Net income as reported	$373,306	$283,806	$129,986

Denominator:
Weighted average shares outstanding
Basic	24,734	24,603	24,371
Effect of dilutive securities	252	329	221
Diluted	24,986	24,932	24,592

Earnings Per Share:
Basic earnings per share	$15.09	$11.54	$5.33
Diluted earnings per share	$14.94	$11.38	$5.29

Potential shares of common stock attributable to stock options and restricted shares excluded from the earnings per share calculation because their effect would be anti-dilutive were 87,425, 20,139, and 222,526 shares in 2022, 2021, and 2020, respectively.

During the fiscal year 2022 and 2021, the Company did not repurchase any shares of its common stock. During the fiscal year 2020, the Company repurchased 175,110 shares of its common stock totaling $22.9 million. See Note 12 Stock-Based Compensation for further discussion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Electronics Segment: Consists of one of the broadest product offerings in the industry, including fuses and fuse accessories, positive temperature coefficient (“PTC”) resettable fuses, electromechanical switches and interconnect solutions, polymer electrostatic discharge (“ESD”) suppressors, varistors, reed switch based magnetic sensing, gas discharge tubes; semiconductor products such as discrete transient voltage suppressor (“TVS”) diodes, TVS diode arrays, protection and switching thyristors, silicon and silicon carbide metal-oxide-semiconductor field effect transistors (“MOSFETs”) and diodes; and insulated gate bipolar transistors (“IGBT”) technologies. The segment covers a broad range of end markets, including industrial motor drives and power conversion, automotive electronics, electric vehicle and related charging infrastructure, aerospace, power supplies, data centers and telecommunications, medical devices, alternative energy and energy storage, building and home automation, appliances, and mobile electronics.

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

The Company has provided this segment information for all comparable prior periods. Segment information is summarized as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	2022	2021	2020
Net sales
Electronics	$1,492,819	$1,300,744	$937,762
Transportation	716,140	528,058	395,764
Industrial	304,938	251,126	112,169
Total net sales	$2,513,897	$2,079,928	$1,445,695

Depreciation and amortization
Electronics	$68,195	$61,512	$62,702
Transportation	43,756	29,015	28,995
Industrial	8,755	8,108	4,481
Total depreciation and amortization	$120,706	$98,635	$96,178

Operating income (loss)
Electronics	$431,616	$309,633	$152,695
Transportation	63,539	65,979	41,655
Industrial	48,853	22,621	11,996
Other(a)	(43,182)	(12,591)	(43,974)
Total operating income	500,826	385,642	162,372
Interest expense	26,216	18,527	21,077
Foreign exchange loss (gain)	24,359	17,158	(14,875)
Other expense (income), net	7,207	8,932	(5,083)
Income before income taxes	$443,044	$341,025	$161,253

(a) Included in “Other” Operating income (loss) for 2022 was $17.6 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, $15.6 million of purchase accounting inventory step-up charges, and $10.0 million of restructuring, impairment and other charges, primarily related to employee termination costs and a $2.9 million non-cash impairment charge for certain acquired technology and patent intangible assets due to a change in use and projected cash flows within the Electronics segment in the fourth quarter of 2022. See Note 8, Restructuring, Impairment and Other Charges, for further discussion.

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

The Company’s net sales, long-lived assets and additions to long-lived assets by country for the fiscal years ended 2022, 2021, and 2020 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	2022	2021	2020
Net sales
U.S.	$912,498	$639,381	$392,544
China	638,978	620,211	438,000
Other countries(a)	962,421	820,336	615,151
Total net sales	$2,513,897	$2,079,928	$1,445,695

Long-lived assets
U.S.	$76,325	$57,923	$46,132
China	129,094	122,867	85,876
Mexico	107,119	107,283	70,125
Germany	39,635	39,055	37,976
Philippines	77,240	74,918	66,994
Other countries	51,697	35,843	37,075
Total long-lived assets	$481,110	$437,889	$344,178

Additions to long-lived assets
U.S.	$14,603	$7,690	$4,170
China	35,297	26,396	10,074
Mexico	26,514	28,707	9,977
Germany	5,255	8,519	5,600
Philippines	14,847	19,342	19,612
Other countries	7,678	5,654	1,775
Total additions to long-lived assets	$104,194	$96,308	$51,208

(a)Each country included in other countries are less than 10% of net sales.

For the year ended December 31, 2022, approximately 64% of the Company’s net sales were to customers outside the U.S. (exports and foreign operations), including approximately 25% to China. For the year ended January 1, 2022, approximately 69% of the Company's net sales were to customers outside the U.S. (exports and foreign operations), including approximately 30% to China. For the year ended December 26, 2020, approximately 73% of the Company's net sales were to customers outside the U.S. (exports and foreign operations), including approximately 30% to China. Sales to Arrow Electronics, Inc., which were included in the Electronics, Transportation, and Industrial segments, were 11.5%, 10.7%, and 10.4% of consolidated net sales in 2022, 2021, and 2020 respectively. No other single customer accounted for more than 10% of net sales during the last three years.

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

	Fiscal Year Ended
	December 31, 2022			January 1, 2022
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$—	$—	$—	$0.2	$—	$—
Purchase of material/services from related party	0.3	0.4	11.5	3.0	0.4	12.6
Accounts receivable balance	—	—	—	—	—	—
Accounts payable balance	$—	$—	$1.8	$—	$—	$1.8

18. Subsequent Events

On February 3, 2023, the Company acquired Western Automation Research and Development Limited (“Western Automation”) for approximately $162 million in cash. Headquartered in Galway, Ireland, Western Automation is a designer and manufacturer of electrical shock protection devices used across a broad range of high-growth end markets, including e-Mobility off-board charging infrastructure, industrial safety and renewables. Western Automation has annualized sales of approximately $25 million and will be reported within the company’s Industrial segment. The company does not expect the acquisition to have a material impact to its 2023 financial results.The Company financed the transaction with cash on hand.

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

As required by SEC Rule 15d-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to SEC Rule 13a-15 as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

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

The Company’s management, including its Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based upon the updated framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013. Based on this assessment, the Company’s management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

On July 19, 2022, the Company completed the acquisition of C&K Switches, as discussed in Note 2 – Acquisitions. Management has excluded C&K’s internal controls over financial reporting from its assessment of the effectiveness of internal controls over financial reporting as of December 31, 2022. C&K’s net sales and total assets (excluding goodwill and intangible assets, which were integrated into the Company’s control environment) represent approximately 3% and 3%, respectively, of the consolidated financial statement amounts as of, and for the fiscal year ended, December 31, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the 12 months or fiscal year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS .

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Except as set forth below, the information required by this item will be contained in the Company’s Proxy Statement related to our 2022 Annual Meeting of Stockholders (the "proxy statement") and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information concerning compensation of the Company’s executive officers and directors for the fiscal year ended December 31, 2022, is set forth in the sections titled “Compensation Discussion and Analysis,” “Compensation Tables,” "Compensation Committee Report," "CEO Pay Ratio," "Pay versus Performance," "Potential Payments Upon Termination or Change in Control" and “Director Compensation” in the Company’s proxy statement and is incorporated herein by reference, except the section titled “Compensation Committee Report” is hereby “furnished” and not “filed” with this Annual Report on Form 10-K.

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

Pursuant to our acquisition of IXYS on January 17, 2018, we assumed four equity compensation plans that have not been approved by our stockholders and pursuant to which we may continue to grant equity awards: IXYS Corporation 2009 Equity Incentive Plan, IXYS Corporation 2011 Equity Incentive Plan, IXYS Corporation 2013 Equity Incentive Plan, IXYS Corporation 2016 Equity Incentive Plan (together, the "IXYS Plans"). We also assumed two expired equity compensation plans that have not been approved by our stockholders and pursuant to which we have outstanding equity awards: the Zilog, Inc. 2002 Omnibus Stock Incentive Plan and Zilog, Inc. 2004 Omnibus Stock Incentive Plan (together, the "Zilog Plans"). The IXYS Corporation 2009 Equity Incentive Plan expired in June 2019 and equity awards remain outstanding under it.

Information about our equity compensation plans that were either approved or not approved by our stockholders as of December 31, 2022, is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	698,848	(2)	$145.33	462,409	(4)
Equity compensation plans not approved by security holders	95,691	(3)	$76.92	171,606	(5)
Total	794,539		$137.09	634,015

(1)The weighted average exercise price does not take into account the shares issuable upon the vesting of outstanding restricted stock units, which have no exercise price.
(2)Includes 151,458 shares reserved for issuance upon vesting of outstanding restricted stock units and 547,390 outstanding stock options granted under the Littelfuse, Inc. Long-Term Incentive Plan.
(3)Includes 27,066 shares reserved for issuance upon vesting of outstanding restricted stock units under the IXYS Plans and 68,625 outstanding stock options granted under the IXYS Plans and Zilog Plan. Below is a brief description of the material features of the compensation plans acquired pursuant to the acquisition of IXYS.
(4)Includes 417,762 shares that remain available for future issuance under the Littelfuse, Inc. Long-Term Incentive Plan and 44,647 shares that remain available for future issuance under the Deferred Compensation Plan for Non-Employee Directors.
(5)Includes 22,965 shares that remain available for future issuance under the IXYS Corporation 2013 Equity Incentive Plan, and 148,641 shares that remain available for future issuance under the IXYS Corporation 2016 Equity Incentive Plan.
IXYS Plans
In connection with the acquisition of IXYS, we assumed the IXYS Corporation 2009 Equity Incentive Plan, IXYS Corporation 2011 Equity Incentive Plan, IXYS Corporation 2013 Equity Incentive Plan, IXYS Corporation 2016 Equity Incentive Plan and outstanding unvested stock options originally granted by IXYS Corporation under the IXYS Plans that were held by continuing employees. At the time of the acquisition of IXYS Corporation, these awards were converted to Littelfuse stock options, with adjustments made to the exercise price of the stock options and the number of shares subject to stock options as agreed upon in the Acquisition Agreement. These unvested options vest in accordance with their original terms, generally vesting in equal annual installments over a four-year period from the original grant date. The options, once granted, generally expire ten years from the date of grant. Under the IXYS Plans, we may grant to former employees of IXYS Corporation or its subsidiaries restricted stock awards, RSUs, stock options and stock appreciation rights with an exercise price that is no less than the fair market value on the date of grant. Equity awards granted under the IXYS Plans following the acquisition have been on similar terms and consistent with grants made pursuant to the Littelfuse, Inc Long-Term Incentive Plan. The IXYS Corporation 2009 and 2011 Equity Incentive Plans expired in June 2019 and June 2021 respectively, with no additional grants made after the expiration date. As of December 31, 2022, 171,606 shares remained available for issuance under the IXYS Plans.

Zilog Plans

In connection with the acquisition of IXYS Corporation, we assumed the Zilog, Inc. 2004 Omnibus Stock Incentive Plan and outstanding stock options originally granted by IXYS Corporation under the Zilog Plan that were held by continuing employees of Zilog. At the time of the acquisition of IXYS Corporation, these awards were converted to Littelfuse stock options, with adjustments made to the exercise price of the stock options and the number of shares subject to stock options as agreed upon in the Acquisition Agreement. These options vested in accordance with their original terms, generally in equal annual installments over a four-year period from the original grant date. The options generally expire ten years from the date of grant. The Zilog 2004 Omnibus Stock Incentive Plan expired in February 2014 and no additional grants have been made thereunder. Therefore, as of December 31, 2022, no shares remain available for issuance of new awards under the Zilog Plan and 12,086 stock options remain outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning the security ownership of certain beneficial owners, the Company’s directors and executive officers as of March 16, 2022, is set forth in the section titled “Ownership of Littelfuse, Inc. Common Stock” in the Company’s proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information concerning the independence of the Company’s directors, certain relationships and related transactions during 2022 and the Company’s policies with respect to such transactions is set forth in the sections titled "Director Independence; Financial Experts", “Related Person Transactions Policy”, “Related Party Transactions” in the Company’s proxy statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information concerning principal accountant fees and services is set forth in the section titled “Audit Related Matters” in the Company’s proxy statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)Financial Statements and Schedules

			Page
1.	The following Financial Statements are filed as a part of this report:
	i.	Reports of Independent Registered Public Accounting Firms	38 - 40
	ii.	Consolidated Balance Sheets as of December 31, 2022 and January 1, 2022	41
	iii.	Consolidated Statements of Net Income for the fiscal years ended December 31, 2022, January 1, 2022 and December 26, 2020	42
	vi.	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2022, January 1, 2022 and December 26, 2020	43
	v.	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2022, January 1, 2022 and December 26, 2020	44
	vi.	Consolidated Statements of Equity for the fiscal years ended December 31, 2022, January 1, 2022 and December 26, 2020	45
	vii.	Notes to Consolidated Financial Statements	46 - 84

2.	The following Financial Statement Schedule is submitted herewith for the periods indicated therein.
	i.	Schedule II - Valuation and Qualifying Accounts and Reserves	90

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits. See Exhibit Index		92

Item 16. FORM 10-K SUMMARY

None.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Charged to Costs and Expenses (a)	Deductions (b)	Other (c)	Balance at End of Year
(in thousands)
Fiscal year ended December 31, 2022
Allowance for credit losses on accounts receivable	$1,910	$166	$(222)	$(279)	$1,575
Reserves for sales discounts and allowances	$57,322	$184,201	$(158,499)	$(1,037)	$81,987

Fiscal year ended January 1, 2022
Allowance for credit losses on accounts receivable	$1,400	$82	$(362)	$790	$1,910
Reserves for sales discounts and allowances	$43,837	$152,153	$(137,920)	$(748)	$57,322

Fiscal year ended December 26, 2020
Allowance for credit losses on accounts receivable	$1,310	$1,170	$(329)	$(751)	$1,400
Reserves for sales discounts and allowances	$40,733	$113,709	$(112,401)	$1,796	$43,837

(a)Includes provision for credit losses, sales returns and sales discounts granted to customers.
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

Littelfuse, Inc.

By: /s/ David W. Heinzmann
David W. Heinzmann,
President and Chief Executive Officer
 Date: February 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 16, 2023 and in the capacities indicated.

/s/ Gordon Hunter	Chairman of the Board of Directors
Gordon Hunter

/s/ David W. Heinzmann	Director, President and Chief Executive Officer
David W. Heinzmann	(Principal Executive Officer)

/s/ Kristina A. Cerniglia	Director
Kristina A. Cerniglia

/s/ Tzau-Jin Chung	Director
Tzau-Jin Chung

/s/ Cary T. Fu	Director
Cary T. Fu

/s/ Anthony Grillo	Director
Anthony Grillo

/s/ William P. Noglows	Director
William P. Noglows

/s/ Maria C. Green	Director
Maria C. Green

Director
Nathan Zommer

/s/ Meenal A. Sethna	Executive Vice President and Chief Financial Officer
Meenal A. Sethna	(Principal Financial Officer)

/s/ Jeffrey G. Gorski	Corporate Controller and Chief Accounting Officer
Jeffrey G. Gorski	(Principal Accounting Officer)

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 0-20388) are incorporated herein by reference:

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
2.1	Stock Purchase Agreement, dated October 19, 2021, by and between Littelfuse, Inc., the Shareholders of Carling Technologies, Inc., and Christopher T. Sorenson, as Sellers’ Representative	8-K	2.1	10/20/2021	0-20388
2.2	First Amendment to Stock Purchase Agreement, dated November 29, 2021, by and between Littelfuse, Inc., the Shareholders of Carling Technologies, Inc., and Christopher T. Sorenson
2.3	Sale and Purchase Agreement, dated April 7, 2022, by and between Cayman NIH VI BEIT Holdings, L.P. and Littelfuse, Inc.	8-K	2.1	4/8/2022	0-20388
2.4	Warranty Deed, dated April 7, 2022, by and between the warrantors party thereto and Littelfuse, Inc.	8-K	2.2	4/8/2022	0-20388
2.5	Deed of Amendment No. 1 Sale and Purchase Agreement, dated July 18, 2022, by and between Cayman NIH VI BEIT Holdings, L.P. and Littelfuse, Inc.	10-Q	2.1	8/3/2022	0-20388
3.1	Certificate of Incorporation dated November 25, 1991, as amended April 25, 1997.	10-K	3.1	2/27/2017	0-20388
3.2	Certificate of Designations of Series A Preferred Stock.	8-K	4.2	12/1/1995	0-20388
3.3	Bylaws, as amended and restated January 27, 2023.	8-K	3.1	2/3/2023	0-20388
4.1	Description of Securities of Littelfuse, Inc.	10-K	4.1	2/21/2020	0-20388
10.1	Form of Stock Option Award Agreement under the Littelfuse, Inc. Outside Directors' Equity Plan.++	8-K	99.3	5/1/2008	0-20388
10.2	Form of Restricted Stock Unit Award Agreement under the Littelfuse, Inc. Outside Directors' Equity Plan.++	8-K	99.4	5/1/2008	0-20388
10.3	Form of Stock Option Award Agreement under the Littelfuse, Inc. Equity Incentive Compensation Plan .++	8-K	10.2	4/28/2009	0-20388
10.4	Form of Restricted Stock Unit Award Agreement (Outside Director) under the Littelfuse, Inc. Long-Term Incentive Plan.++	S-8	4.4	5/19/2010	0-20388
10.5	Form of Stock Option Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan.++	S-8	4.6	5/19/2010	0-20388
10.6	Littelfuse, Inc. Annual Incentive Plan, effective January 1, 2014. ++	DEF14A	A	3/17/2014	0-20388
10.7	Form of Stock Option Award Agreement (Executive) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.3	5/6/2016	0-20388
10.8	Form of Stock Option Award Agreement (Outside Director – 2016 Grant) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.4	5/6/2016	0-20388
10.9	Form of Restricted Stock Unit Award Agreement (Tier II Management) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.6	5/6/2016	0-20388
10.10	Form of Restricted Stock Unit Award Agreement (Outside Director – 2016 Grant) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.7	5/6/2016	0-20388
10.11	Letter Agreement entered into between Littelfuse, Inc. and David W. Heinzmann. Effective January 1, 2017. ++	8-K	10.2	11/16/2016	0-20388

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.12	Littelfuse, Inc. 3.03% Senior Note, Series A, due February 15, 2022, and 3.74% Senior Note, Series B, due February 15, 2027 Note Purchase Agreement.	8-K	10.1	12/9/2016	0-20388
10.13	Littelfuse, Netherland C.V. 1.14% Senior Note, Series A, due December 8, 2023, and 1.83% Senior Note, Series B, due December 8, 2028 Note Purchase Agreement.	8-K	10.2	12/9/2016	0-20388
10.14	Subsidiary Guaranty Agreement, dated December 8, 2016.	8-K	10.4	12/9/2016	0-20388
10.15	Subsidiary Guaranty Agreement, dated as of February 15, 2017.	8-K	10.2	2/15/2017	0-20388
10.16	Restated Littelfuse, Inc. Supplemental Retirement and Savings Plan, effective January 1, 2017. ++	10-K	10.50	2/27/2017	0-20388
10.17	Amended and Restated Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.1	5/1/2017	0-20388
10.18	Form of 2017 Stock Option Award Agreement. ++	8-K	10.3	5/1/2017	0-20388
10.19	Employment offer letter between Littelfuse, Inc. and Jeffrey Gorski, dated June 28, 2017. ++	8-K	10.1	8/14/2017	0-20388
10.20	Note Purchase Agreement, dated November 15, 2017, among Littelfuse, Inc. and note purchasers listed on the signature pages thereto.	8-K	10.1	11/15/2017	0-20388
10.21	Form of 3.78% Senior Note, Series B, due February 15, 2030.	8-K	4.2	11/15/2017	0-20388
10.22	Form of 3.48% Senior Note, Series A, due February 15, 2025,	8-K	4.1	11/15/2017	0-20388
10.23	Subsidiary Guaranty Agreement, dated as of January 16, 2018, made by LFUS LLC, Littelfuse Commercial Vehicle, LLC, Iron Merger Co., Inc., IXYS Merger Co., LLC and SymCom, Inc. in favor of the note purchasers and the other holders.	8-K	10.2	1/18/2018	0-20388
10.24	Littelfuse, Inc. Executive Severance Policy. ++	8-K	10.4	1/18/2018	0-20388
10.25	Form of Indemnity Agreement between Nathan Zommer and IXYS Corporation. ++	10-K	10.3	6/12/2008	000-26124
10.26	IXYS Corporation 2009 Equity Incentive Plan++	S-8	4.4	1/19/2018	333-221147
10.27	IXYS Corporation 2011 Equity Incentive Plan++	S-8	4.5	1/19/2018	333-221147
10.28	IXYS Corporation 2013 Equity Incentive Plan++	S-8	4.6	1/19/2018	333-221147
10.29	IXYS Corporation 2016 Equity Incentive Plan++	S-8	4.7	1/19/2018	333-221147
10.30	Zilog, Inc. 2004 Omnibus Stock Incentive Plan++	S-8	4.9	1/19/2018	333-221147
10.31	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan++	10-Q	10.4	8/10/2009	000-26124
10.32	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2004 Omnibus Stock Incentive Plan++	10-K	10.28	6/11/2010	000-26124
10.33	Notice of Stock Option Grant and Agreement for IXYS Corporation 2011 Equity Incentive Plan++	10-Q	10.2	8/5/2011	000-26124
10.34	Notice of Stock Option Grant and Agreement for IXYS Corporation 2013 Equity Incentive Plan++	10-Q	10.6	8/9/2013	000-26124
10.35	Notice of Stock Option Grant and Agreement for IXYS Corporation 2016 Equity Incentive Plan++	10-Q	10.1	11/3/2016	000-26124
10.36	Cross Border Assumption Agreement, dated as of October 3, 2018, made by each of New Dutch B.V. and IXYS Dutch B.V. in favor of the note purchasers and the other holders.	10-K	10.106	02/22/2019	0-20388
10.37	Amended and Restated Employment Agreement entered into between Littelfuse Europe GmbH and Alexander Conrad, effective April 1, 2019. ++	10-K	10.77	02/21/2020	0-20388
10.38	Form of Restricted Stock Unit Award Agreement (Tier I) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.1	4/24/2020	0-20388

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.39	Form of Option Award Agreement (Tier I) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.2	4/24/2020	0-20388
10.40	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.3	4/24/2020	0-20388
10.41	Form of Option Award Agreement (Non-Employee Director) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.4	4/24/2020	0-20388
10.42	Form of Restricted Stock Unit Award Agreement (Tier II) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.6	4/29/2020	0-20388
10.43	Form of Restricted Stock Unit Award Agreement (IXYS Tier II) under the IXYS Corporation Equity Incentive Plan. ++	10-Q	10.7	4/29/2020	0-20388
10.44	Form of Retention Stock Option Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.8	7/29/2020	0-20388
10.45	Form of Retention Stock Option Award Agreement under the IXYS Corporation Equity Incentive Plan. ++	10-Q	10.9	7/29/2020	0-20388
10.46	Form of Retention Restricted Stock Unit Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.10	7/29/2020	0-20388
10.47	Form of Retention Restricted Stock Unit Award Agreement under the IXYS Corporation Equity Incentive Plan. ++	10-Q	10.11	7/29/2020	0-20388
10.48	Amended and Restated Littelfuse Deferred Compensation Plan for Non-Employee Directors. ++	10-Q	10.1	10/28/2020	0-20388
10.49	First Amendment to the Littelfuse, Inc. Supplemental Retirement and Savings Plan, effective January 1, 2019.++	10-K	10.68	2/18/2021	0-20388
10.50	Second Amendment to the Littelfuse, Inc. Supplemental Retirement and Savings Plan, effective January 1, 2020.++	10-K	10.69	2/18/2021	0-20388
10.51	Third Amendment to the Littelfuse, Inc. Supplemental Retirement and Savings Plan, effective January 1, 2020.++	10-K	10.70	2/18/2021	0-20388
10.52	Form Tier I Change of Control Agreement, effective January 1, 2021.++	10-K	10.71	2/18/2021	0-20388
10.53	Form Tier II Change of Control Agreement, effective January 1, 2021.++	10-K	10.72	2/18/2021	0-20388
10.54	Employment offer letter between Littelfuse, Inc. and Maggie Chu, dated April 28, 2021 ++	10-Q	10.10	7/28/2021	0-20388
10.55	Form of 4.33% Senior Note due June 30, 2032 (included in Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 19, 2022, Commission File No. 20388).	8-K	4.10	5/18/2022	0-20388
10.56	Note Purchase Agreement, dated May 18, 2022, among Littelfuse, Inc. and note purchasers listed on the signature pages thereto (filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 19, 2022, Commission File No. 20388).	8-K	10.1	5/18/2022	0-20388
10.57
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
		8-K	10.2	5/18/2022	0-20388

Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.58	First Amendment to 2016 Note Purchase Agreement, dated May 18, 2022, among Littelfuse, Inc., certain subsidiary guarantors, and the institutions party thereto (filed as Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 19, 2022, Commission File No. 20388).	8-K	10.3	5/18/2022	0-20388
10.59	First Amendment to 2016 Cross Border Note Purchase Agreement, dated May 18, 2022, among Littelfuse Netherland C.V., Littelfuse, Inc., certain subsidiary guarantors, and the institutions party thereto (filed as Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 19, 2022, Commission File No. 20388).	8-K	10.4	5/18/2022	0-20388
10.60	First Amendment to 2017 Note Purchase Agreement, dated May 18, 2022, among Littelfuse, Inc., certain subsidiary guarantors, and the institutions party thereto (filed as Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on May 19, 2022, Commission File No. 20388).	8-K	10.5	5/18/2022	0-20388
10.61
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
		8-K	10.1	6/30/2022	0-20388
10.62*	Summary of Non-Employee Director Compensation.++
21.1*	Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+++	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page on this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.
* Filed with this Report.
+ Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Littelfuse agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.
++ Management contract or compensatory plan or arrangement.
+++ Furnished with this Report.