Form 10-Q
period 2023-04-01
LITTELFUSE INC /DE
filed 2023-05-03
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 01, 2023
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

As of April 28, 2023, the registrant had outstanding 24,831,628 shares of Common Stock, net of Treasury Shares.

ITEM 1. FINANCIAL STATEMENTS
LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands)	April 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$425,127	$562,588
Short-term investments	85	84
Trade receivables, less allowances of $88,923 and $83,562 at April 1, 2023 and December 31, 2022, respectively	324,583	306,578
Inventories	559,828	547,690
Prepaid income taxes and income taxes receivable	5,857	7,215
Prepaid expenses and other current assets	86,124	87,641
Total current assets	1,401,604	1,511,796
Net property, plant, and equipment	492,368	481,110
Intangible assets, net of amortization	646,963	593,970
Goodwill	1,289,229	1,186,922
Investments	26,581	24,121
Deferred income taxes	13,780	14,367
Right of use lease assets, net	56,583	57,382
Other long-term assets	34,628	34,066
Total assets	$3,961,736	$3,903,734
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$191,346	$208,571
Accrued liabilities	147,776	187,057
Accrued income taxes	42,587	41,793
Current portion of long-term debt	137,929	134,874
Total current liabilities	519,638	572,295
Long-term debt, less current portion	866,925	866,623
Deferred income taxes	109,453	100,230
Accrued post-retirement benefits	29,557	28,037
Non-current operating lease liabilities	43,919	45,661
Other long-term liabilities	84,768	79,510
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, April 1, 2023–26,483,444; December 31, 2022–26,445,618	261	261
Additional paid-in capital	983,065	974,097
Treasury stock, at cost: 1,685,471 and 1,685,357 shares, respectively	(252,884)	(252,866)
Accumulated other comprehensive loss	(82,481)	(95,764)
Retained earnings	1,659,265	1,585,466
Littelfuse, Inc. shareholders’ equity	2,307,226	2,211,194
Non-controlling interest	250	184
Total equity	2,307,476	2,211,378
Total liabilities and equity	$3,961,736	$3,903,734

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	April 1, 2023	April 2, 2022
Net sales	$609,782	$623,330
Cost of sales	364,825	364,734
Gross profit	244,957	258,596

Selling, general, and administrative expenses	88,310	75,508
Research and development expenses	27,290	19,556
Amortization of intangibles	16,866	12,724
Restructuring, impairment, and other charges	1,850	218
Total operating expenses	134,316	108,006
Operating income	110,641	150,590

Interest expense	9,646	4,302
Foreign exchange (gain) loss	(1,675)	7,736
Other (income) expense, net	(6,233)	4,427
Income before income taxes	108,903	134,125
Income taxes	20,158	16,607
Net income	$88,745	$117,518

Earnings per share:
Basic	$3.58	$4.76
Diluted	$3.54	$4.70

Weighted-average shares and equivalent shares outstanding:
Basic	24,782	24,689
Diluted	25,062	24,981

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(in thousands)	April 1, 2023	April 2, 2022
Net income	$88,745	$117,518
Other comprehensive income (loss):
Pension and postemployment adjustment, net of tax	6	310
Cash flow hedge, net of tax	(2,518)	—
Foreign currency translation adjustments	15,795	(2,513)
Comprehensive income	$102,028	$115,315

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	April 1, 2023	April 2, 2022
OPERATING ACTIVITIES
Net income	$88,745	$117,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,616	15,574
Amortization of intangibles	16,866	12,724
Deferred revenue	639	(158)
Non-cash inventory charges	—	4,769
Stock-based compensation	3,730	3,886
(Gain) loss on investments and other assets	(1,779)	4,729
Deferred income taxes	1,624	(2,112)
Other	(6,138)	8,554
Changes in operating assets and liabilities:
Trade receivables	(13,176)	(45,945)
Inventories	(1,535)	(30,879)
Accounts payable	(16,246)	(6,611)
Accrued liabilities and income taxes	(43,578)	(36,287)
Prepaid expenses and other assets	6,639	5,969
Net cash provided by operating activities	53,407	51,731
INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(158,260)	—
Purchases of property, plant, and equipment	(25,665)	(29,809)
Net proceeds from sale of property, plant and equipment, and other	737	21
Net cash used in investing activities	(183,188)	(29,788)
FINANCING ACTIVITIES
Payments of senior notes payable	—	(25,000)
Repayments of other debts	(668)	—
Payments of term loan	(1,875)	—
Net proceeds related to stock-based award activities	5,219	1,016
Cash dividends paid	(14,880)	(13,086)
Net cash used in financing activities	(12,204)	(37,070)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,571	(2,738)
Decrease in cash, cash equivalents, and restricted cash	(137,414)	(17,865)
Cash, cash equivalents, and restricted cash at beginning of period	564,939	482,836
Cash, cash equivalents, and restricted cash at end of period	$427,525	$464,971
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$425,127	$461,617
Restricted cash included in prepaid expenses and other current assets	$812	$1,745
Restricted cash included in other long-term assets	$1,586	$1,609
Cash interest during the period	$11,027	$6,018
Capital expenditures, not yet paid	$7,523	$9,553

 See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 31, 2022	$261	$974,097	$(252,866)	$(95,764)	$1,585,466	$184	$2,211,378
Net income	—	—	—	—	88,745	—	88,745
Other comprehensive gain, net of tax	—	—	—	13,283	—	—	13,283
Stock-based compensation	—	3,730	—	—	—	—	3,730
Non-controlling interest	—	—	—	—	(66)	66	—
Withheld shares on restricted share units for withholding taxes	—	—	(18)	—	—	—	(18)
Stock options exercised	—	5,238	—	—	—	—	5,238
Cash dividends paid ($0.60 per share)	—	—	—	—	(14,880)	—	(14,880)
Balance at April 1, 2023	$261	$983,065	$(252,884)	$(82,481)	$1,659,265	$250	$2,307,476

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at January 1, 2022	$260	$946,588	$(248,120)	$(73,463)	$1,268,124	$131	$1,893,520
Net income	—	—	—	—	117,518	—	117,518
Other comprehensive loss, net of tax	—	—	—	(2,203)	—	—	(2,203)
Stock-based compensation	—	3,886	—	—	—	—	3,886
Withheld shares on restricted share units for withholding taxes	—	—	(4)	—	—	—	(4)
Stock options exercised	—	1,021	—	—	—	—	1,021
Cash dividends paid ($0.53 per share)	—	—	—	—	(13,086)	—	(13,086)
Balance at April 2, 2022	$260	$951,495	$(248,124)	$(75,666)	$1,372,556	$131	$2,000,652

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

Basis of Presentation

The Company’s accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheets, statements of net income and comprehensive income, statements of cash flows, and statement of stockholders' equity prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. They have been prepared in accordance with accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which should be read in conjunction with the disclosures therein. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for interim periods are not necessarily indicative of annual operating results.

Revenue Recognition

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three months ended April 1, 2023 and April 2, 2022:

	Three Months Ended April 1, 2023
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$148,598	$—	$—	$148,598
Electronics – Semiconductor	209,995	—	—	209,995
Passenger Car Products	—	61,697	—	61,697
Automotive Sensors	—	20,798	—	20,798
Commercial Vehicle Products	—	84,146	—	84,146
Industrial Products	—	—	84,548	84,548
Total	$358,593	$166,641	$84,548	$609,782

	Three Months Ended April 2, 2022
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$169,943	$—	$—	$169,943
Electronics – Semiconductor	195,878	—	—	195,878
Passenger Car Products	—	64,494	—	64,494
Automotive Sensors	—	26,137	—	26,137
Commercial Vehicle Products	—	93,873	—	93,873
Industrial Products	—	—	73,005	73,005
Total	$365,821	$184,504	$73,005	$623,330

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash at April 1, 2023 and December 31, 2022 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

(in thousands)	April 1, 2023	December 31, 2022
Cash and cash equivalents	$425,127	$562,588
Restricted cash included in prepaid expenses and other current assets	812	802
Restricted cash included in other long-term assets	1,586	1,549
Total cash, cash equivalents and restricted cash	$427,525	$564,939

Recently Issued Accounting Standards

In March 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-01, "Leases (Topic 842): Common Control Arrangements". The standard requires that leasehold improvements associated with common control leases be: 1) Amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease. However, if the lessor obtained the right to control the use of the underlying asset through a lease with another entity not within the same common control group, the amortization period may not exceed the amortization period of the common control group. 2) Accounted for as a transfer between entities under common control through an adjustment to equity (or net assets for not-for-profit entities) if, and when, the lessee no longer controls the use of the underlying asset. Additionally, those leasehold improvements are subject to the impairment guidance in Topic 360, Property, Plant, and Equipment. This standard is effective on January 1, 2024. The Company does not expect any material effect on the Company's Condensed Consolidated Financial Statements.

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

Western Automation

On February 3, 2023, the Company completed the previously announced acquisition of Western Automation Research and Development Limited (“Western Automation”) for approximately $162 million in cash. Headquartered in Galway, Ireland, Western Automation is a designer and manufacturer of electrical shock protection devices used across a broad range of high-growth end markets, including e-Mobility off-board charging infrastructure, industrial safety and renewables. At the time the Company and Western Automation entered into the definitive agreement, Western Automation had annualized sales of approximately $25 million. The business is reported within the Company’s Industrial segment.

The acquisition was funded with cash on hand. The total purchase consideration of $158.3 million, net of cash, has been allocated, on a preliminary basis, to assets acquired and liabilities assumed, as of the completion of the acquisition, based on preliminary estimated fair values. The purchase price allocation is preliminary because the evaluations necessary to assess the fair values of the net assets acquired are still in process. The primary area not yet finalized relates to the completion of the valuation of certain acquired income tax assets and liabilities. As a result, these allocations are subject to change during the purchase price allocation period as the valuations are finalized.

The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the Western Automation acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$158,260
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables, net	3,389
Inventories	3,678
Other current assets	718
Property, plant, and equipment	1,328
Intangible assets	68,000
Goodwill	94,823
Other non-current assets	573
Current liabilities	(5,251)
Other non-current liabilities	(8,998)
$158,260

All Western Automation assets and liabilities were recorded in the Industrial segment and are primarily reflected in the Europe geographic area. The goodwill resulting from this acquisition consists largely of the Company’s expected future product sales and synergies from combining Western Automation’s products and technology with the Company’s existing Industrial products portfolio. Goodwill resulting from the Western Automation acquisition is not expected to be deductible for tax purposes.

Included in the Company’s Condensed Consolidated Statements of Net Income for the three months ended April 1, 2023 are net sales of $2.7 million, and a loss before income taxes of $0.1 million, since the February 3, 2023 acquisition of Western Automation.

During the three months ended April 1, 2023, the Company incurred approximately $1.4 million of legal and professional fees related to the Western Automation acquisition recognized as Selling, general, and administrative expenses. These costs were reflected as other non-segment costs.

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

The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the C&K acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$523,014
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables, net	20,967
Inventories	42,968
Other current assets	2,932
Property, plant, and equipment	32,791
Intangible assets	254,700
Goodwill	270,245
Other non-current assets	14,797
Current liabilities	(47,734)
Long- term debt	(9,626)
Other non-current liabilities	(59,026)
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

As required by purchase accounting rules, the Company recorded a $10.8 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up was amortized as a non-cash charge to cost of sales during the third and fourth quarter of 2022 as the acquired inventory was sold and reflected as other non-segment costs.

Embed

On April 12, 2022, the Company acquired Embed Ltd. (“Embed”). Founded in 2005, Embed is a proven provider of embedded software and firmware developed for a broad range of applications serving transportation end markets, primarily including commercial vehicle electrification and eMobility. The business is included in the commercial vehicle business within the Company's Transportation segment. The acquisition was funded with the Company’s cash on hand. The total purchase consideration was $9.2 million, net of cash.

Pro Forma Results
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Western Automation as though the acquisition had occurred as of January 2, 2022, and C&K as though the acquisition had occurred as of December 27, 2020, and Carling as though the acquisition had occurred as of December 29, 2019. The Company has not included pro forma results of operations for Embed as its operations were not material to the Company. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the Western Automation acquisition occurred as of January 2, 2022, and had the C&K acquisition occurred as of December 27, 2020 and had Carling acquisition occurred as of December 29, 2019 or of future consolidated operating results.

	For the Three Months Ended
(in thousands, except per share amounts)	April 1, 2023	April 2, 2022
Net sales	$611,668	$691,751
Income before income taxes	110,613	149,479
Net income	90,241	128,696
Net income per share — basic	3.64	5.21
Net income per share — diluted	3.60	5.15

Pro forma results presented above primarily reflect the following adjustments:

	For the Three Months Ended
(in thousands)	April 1, 2023	April 2, 2022
Amortization (a)	$(479)	$(3,731)
Depreciation	—	723
Transaction costs (b)	1,397	1,979
Amortization of inventory step-up (c)	—	4,769
Interest expense (d)	—	194
Income tax expense of above items	(115)	(1,195)

(a) The amortization adjustment for the three months ended April 1, 2023 and April 2, 2022 primarily reflects incremental amortization resulting from the measurement of intangibles at their fair values.
(b) The transaction cost adjustments reflect the reversal of certain legal and professional fees from the three months ended April 1, 2023 and April 2, 2022, and recognition of those fees during the three months ended April 2, 2022.
(c) The amortization of inventory step-up adjustment reflects the reversal of the amount recognized related to the Carling acquisition during the three months ended April 2, 2022. The inventory step-up was amortized over four months as the inventory was sold.
(d) The interest expense adjustment reflects incremental interest expense related to the financing of the C&K acquisition.

3. Inventories

The components of inventories at April 1, 2023 and December 31, 2022 are as follows:

(in thousands)	April 1, 2023	December 31, 2022
Raw materials	$241,055	$231,043
Work in process	142,665	134,792
Finished goods	225,857	226,215
Inventory reserves	(49,749)	(44,360)
Total	$559,828	$547,690

4. Property, Plant, and Equipment

The components of net property, plant, and equipment at April 1, 2023 and December 31, 2022 are as follows:

(in thousands)	April 1, 2023	December 31, 2022
Land and land improvements	$22,112	$22,089
Building and building improvements	196,419	191,733
Machinery and equipment	840,164	812,540
Accumulated depreciation	(566,327)	(545,252)
Total	$492,368	$481,110

The Company recorded depreciation expense of $17.6 million and $15.6 million for the three months ended April 1, 2023 and April 2, 2022, respectively.

5. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill by segment for the three months ended April 1, 2023 are as follows:

(in thousands)	Electronics	Transportation	Industrial	Total
Net book value of goodwill as of December 31, 2022
Gross goodwill as of December 31, 2022	$909,167	$234,793	$84,889	$1,228,849
Accumulated impairment losses as of December 31, 2022	—	(33,401)	(8,526)	(41,927)
Total	909,167	201,392	76,363	1,186,922
Changes during 2023:
Additions (a)	—	—	94,823	94,823
Currency translation	5,846	1,551	87	7,484
Net book value of goodwill as of April 1, 2023
Gross goodwill as of April 1, 2023	915,013	236,945	179,820	1,331,778
Accumulated impairment losses as of April 1, 2023	—	(34,002)	$(8,547)	(42,549)
Total	$915,013	$202,943	$171,273	$1,289,229
(a) The additions resulted from the acquisitions of Western Automation.

The components of other intangible assets as of April 1, 2023 and December 31, 2022 are as follows:

	As of April 1, 2023
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$18,169	$2,464	$15,705
Patents, licenses and software	271,890	146,126	125,764
Distribution network	43,089	42,793	296
Customer relationships, trademarks, and tradenames	682,364	177,166	505,198
Total	$1,015,512	$368,549	$646,963

	December 31, 2022
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$17,938	$2,299	$15,639
Patents, licenses and software	259,603	140,208	119,395
Distribution network	41,733	40,955	778
Customer relationships, trademarks, and tradenames	623,721	165,563	458,158
Total	$942,995	$349,025	$593,970

During the three months ended April 1, 2023 and April 2, 2022, the Company recorded amortization expense of $16.9 million and $12.7 million, respectively.

During the three months ended April 1, 2023, the Company recorded additions to intangible assets of $68.0 million, related to the Western Automation acquisition, the components of which were as follows:

(in thousands)	Weighted Average Useful Life	Amount
Patents, licenses and software	6.7	$11,500
Customer relationships, trademarks, and tradenames	14.7	56,500
Total		$68,000

Estimated annual amortization expense related to intangible assets with definite lives as of April 1, 2023 is as follows:

(in thousands)	Amount
2023	$65,821
2024	63,021
2025	62,654
2026	51,772
2027	49,673
2028 and thereafter	370,888
Total	$663,829

6. Accrued Liabilities

The components of accrued liabilities as of April 1, 2023 and December 31, 2022 are as follows:

(in thousands)	April 1, 2023	December 31, 2022
Employee-related liabilities	$66,427	$99,089
Current lease liability	12,853	12,841
Other non-income taxes	7,691	10,594
Professional services	7,023	7,160
Other customer reserves	4,790	5,064
Interest	3,548	4,449
Deferred revenue	2,886	2,593
Current benefit liability	1,318	1,318
Restructuring liability	1,248	2,434
Other	39,992	41,515
Total	$147,776	$187,057

Employee-related liabilities consist primarily of payroll, sales commissions, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other client-related liabilities.

7. Restructuring, Impairment, and Other Charges

The Company recorded restructuring, impairment and other charges for the three months ended April 1, 2023 and April 2, 2022 as follows:

	Three months ended April 1, 2023
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$672	$582	$317	$1,571
Other restructuring charges	7	272	—	279
Total	$679	$854	$317	$1,850

	Three months ended April 2, 2022
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$205	$—	$—	$205
Other restructuring charges	—	13	—	13
Total	$205	$13	$—	$218

2023
For the three months ended April 1, 2023, the Company recorded total restructuring charges of $1.9 million, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions within the Transportation segment’s commercial vehicle business and the reorganization of certain selling and administrative functions within the Electronics segment due to the C&K acquisition.

2022
For the three months ended April 2, 2022, the Company recorded total restructuring charges of $0.2 million, primarily for employee termination costs. These charges are primarily related to the reorganization of certain manufacturing, selling and administrative functions within the Electronics segment.

The restructuring liability as of April 1, 2023 and December 31, 2022 is $1.2 million and $2.4 million, respectively. The restructuring liability is included within accrued liabilities in the Condensed Consolidated Balance Sheets. The Company anticipates the remaining payments associated with employee terminations will primarily be completed in fiscal year 2023.

8. Debt

The carrying amounts of debt at April 1, 2023 and December 31, 2022 are as follows:

(in thousands)	April 1, 2023	December 31, 2022
Revolving Credit Facility	$100,000	$100,000
Term Loan	294,375	296,250
Euro Senior Notes, Series A due 2023	127,706	124,716
Euro Senior Notes, Series B due 2028	103,693	101,265
U.S. Senior Notes, Series A due 2022	—	—
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	50,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
U.S. Senior Notes, due 2032	100,000	100,000
Other	8,651	9,113
Unamortized debt issuance costs	(4,571)	(4,847)
Total debt	1,004,854	1,001,497
Less: Current maturities	(137,929)	(134,874)
Total long-term debt	$866,925	$866,623

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the three months ended April 1, 2023, the Company made payments of $1.9 million on its term loan. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $294.4 million, respectively, as of April 1, 2023.

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

As of April 1, 2023, the effective interest rate on revolving loan and term loan outstanding borrowings was 5.91%.
As of April 1, 2023, the Company had no outstanding letters of credit under the Credit Facility and had $600.0 million of borrowing capacity available under the revolving Credit Facility. As of April 1, 2023, the Company was in compliance with all covenants under the Credit Agreement.

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

On December 8, 2016, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold $125 million aggregate principal amount of senior notes in two series. On February 15, 2017, $25 million in aggregate principal amount of 3.03% Senior Notes, Series A, due February 15, 2022 (“U.S. Senior Notes, Series A due 2022”), and $100 million in aggregate principal amount of 3.74% Senior Notes, Series B, due February 15, 2027 (“U.S. Senior Notes, Series B due 2027”) were funded. During the first quarter of 2022, the Company paid off $25 million of U.S. Senior Notes, Series A due on February 15, 2022. Interest on the U.S. Senior Notes due 2027 is payable semiannually on February 15 and August 15, commencing August 15, 2017.

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
On May 18, 2022, the Company entered into a Note Purchase Agreement (“2022 Purchase Agreement”) pursuant to which the Company issued and funded on July 18, 2022 $100 million in aggregate principal amount of 4.33% Senior Notes, due June 30, 2032 (“U.S. Senior Notes, due 2032”) (together with the U.S. Senior Notes due 2025 and 2030, the Euro Senior Notes and the U.S. Senior Notes due 2022 and 2027, the “Senior Notes”). Interest on the U.S. Senior Notes due 2032 is payable semiannually on June 30 and December 30, commencing on December 30, 2022.

The Senior Notes have not been registered under the Securities Act, or applicable state securities laws. The Senior Notes are general unsecured senior obligations and rank equal in right of payment with all existing and future unsecured unsubordinated indebtedness of the Company.

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At April 1, 2023, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $11.0 million and $6.0 million for the three months ended April 1, 2023 and April 2, 2022, respectively.

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

Derivatives Designated as Hedging Instruments

On May 12, 2022, the Company entered into an interest rate swap agreement to manage interest rate risk exposure, effectively converting the interest rate on the Company's SOFR based floating-rate loans to a fixed-rate. The interest rate swap, with a notional value of $200 million, was designated as a cash flow hedge against the variability of cash flows associated with the Company's SOFR based loans scheduled to mature on June 30, 2027. The fair value of the interest rate swap was valued using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive loss until the underlying transactions are recognized in earnings. The primary inputs into the valuation of the interest rate swap are interest yield curves, interest rate volatility, credit risk, credit spreads and other market information. The interest rate swap is classified within Level 2 of the fair value hierarchy, since all significant inputs are corroborated by market observable data.

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

Derivatives Not Designated as Hedging Instruments

On July 14, 2022, the Company entered into a foreign currency exchange forward contract to mitigate the currency fluctuation risk between the Euro and U.S. dollar on its Euro denominated Senior Notes, Series A due 2023. The notional value of the forward contract at April 1, 2023 was €117.0 million and expires on December 7, 2023. The foreign currency contract was not designated as a hedge instrument and is marked to market on a monthly basis. As a result, changes in fair value are reported in Foreign exchange (gain) loss in the Consolidated Statements of Operations. The fair value of the foreign currency forward contract was valued using market exchange rates by a third party and classified as a Level 2 input under the fair value hierarchy.

As of April 1, 2023, the fair values of our derivative financial instrument and their classifications on the Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Consolidated Balance Sheet Classification	April 1, 2023
Derivatives Designated as Hedging Instruments
Interest rate swap agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$3,593
	Other long-term assets	$1,773
Derivatives Not Designated as Hedging Instruments
Foreign exchange forward contract	Prepaid expenses and other current assets	$7,092

The pre-tax gains recognized on derivative financial instruments in the Condensed Consolidated Statements of Operations for the three months ended April 1, 2023 were as follows:

		Three Months Ended
(in thousands)	Classification of Gain Recognized in the Condensed Consolidated Statements of Operations	April 1, 2023
Derivatives designated as cash flow hedges
Interest rate swap agreement	Interest expense	$(975)
Derivatives Not Designated as Hedging Instruments
Foreign exchange forward contract	Foreign exchange (gain) loss	$(819)

The pre-tax gain recognized on derivative financial instruments in the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 1, 2023 was as follows:

Three Months Ended
(in thousands)	April 1, 2023
Derivatives designated as cash flow hedges
Interest rate swap agreement	$(5,366)

The pre-tax gain of $3.6 million from accumulated other comprehensive loss to earnings is expected to be recognized during the next twelve months.

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

There were no changes during the quarter ended April 1, 2023 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of April 1, 2023 and December 31, 2022, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of April 1, 2023:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$164,073	$—	$—	$164,073
Investments in equity securities	12,715	—	—	12,715
Mutual funds	17,642	—	—	17,642
Total	$194,430	$—	$—	$194,430

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 31, 2022:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$304,101	$—	$—	$304,101
Investments in equity securities	10,653	—	—	10,653
Mutual funds	14,094	—	—	14,094
Total	$328,848	$—	$—	$328,848

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s revolving and term loan debt facilities' fair values approximate book value at April 1, 2023 and December 31, 2022, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of April 1, 2023 and December 31, 2022 were as follows:

	April 1, 2023		December 31, 2022
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series A due 2023	$127,706	$125,554	$124,716	$122,270
Euro Senior Notes, Series B due 2028	103,693	90,411	101,265	87,119
USD Senior Notes, Series B due 2027	100,000	95,299	100,000	93,764
USD Senior Notes, Series A due 2025	50,000	48,700	50,000	48,145
USD Senior Notes, Series B due 2030	125,000	114,593	125,000	112,028
USD Senior Notes, due 2032	100,000	92,406	100,000	90,131

10. Benefit Plans

The Company has Company-sponsored and mandatory defined benefit pension plans covering employees in the United Kingdom ("U.K."), Germany, the Philippines, China, Japan, Mexico, Italy and France. The amount of the retirement benefits provided under the plans is generally based on years of service and final average pay.

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other (income) expense, net in the Condensed Consolidated Statements of Net Income. The components of net periodic benefit cost for the three months ended April 1, 2023 and April 2, 2022 were as follows:

	For the Three Months Ended
(in thousands)	April 1, 2023	April 2, 2022
Components of net periodic benefit cost:
Service cost	$692	$768
Interest cost	937	644
Expected return on plan assets	(469)	(403)
Amortization of prior service and net actuarial loss	11	101
Net periodic benefit cost	$1,171	$1,110

The Company expects to make approximately $2.0 million of contributions to the plans and pay $1.9 million of benefits directly in 2023.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. The Company recorded expense of $0.4 million and $0.5 million for the three months ended April 1, 2023 and April 2, 2022, respectively, in Cost of Sales and Other (income) expense, net within the Condensed Consolidated Statements of Net Income. The pre-tax amounts recognized in other comprehensive income (loss) as components of net periodic benefit costs for these plans were nominal and $0.1 million for the three months ended April 1, 2023 and April 2, 2022, respectively.

11. Other Comprehensive Income

Changes in other comprehensive income by component were as follows:

(in thousands)	Three Months Ended April 1, 2023
	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$24	$(18)	$6
Cash flow hedge	(3,313)	795	(2,518)
Foreign currency translation adjustments (a)	16,068	(273)	15,795
Total change in other comprehensive income (loss)	$12,779	$504	$13,283
(a) The tax shown above within the foreign currency translation adjustments is the U.S. tax associated with the foreign currency translation adjustments of earnings of non-U.S. subsidiaries which have been previously taxed in the U.S. and are not permanently reinvested.

The following tables set forth the changes in accumulated other comprehensive loss by component for the three months ended April 1, 2023 and April 2, 2022:

(in thousands)	Defined benefit pension plan and other adjustments	Cash flow hedge	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance at December 31, 2022	$(2,193)	$6,596	$(100,167)	$(95,764)
Activity in the period	6	(2,518)	15,795	13,283
Balance at April 1, 2023	$(2,187)	$4,078	$(84,372)	$(82,481)

(in thousands)	Defined benefit pension plan and other adjustments	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance at January 1, 2022	$(11,928)	$(61,535)	$(73,463)
Activity in the period	310	(2,513)	(2,203)
Balance at April 2, 2022	$(11,618)	$(64,048)	$(75,666)

Amounts reclassified from accumulated other comprehensive loss to earnings for the three months ended April 1, 2023 and April 2, 2022 were as follows:

	Three Months Ended
(in thousands)	April 1, 2023	April 2, 2022
Pension and Postemployment plans:
Amortization of prior service and net actuarial (gain) loss	$(11)	$197

The Company recognizes the amortization of prior service costs in Other (income) expense, net within the Condensed Consolidated Statements of Net Income.

12. Income Taxes

The effective tax rate for the three months ended April 1, 2023 was 18.5%, compared to the effective tax rate for the three months ended April 2, 2022 of 12.4%. The effective tax rate for the first quarter of 2023 is higher than the effective tax rate for the comparable 2022 period, primarily due to the impact in the 2022 period of a one-time deduction that resulted in a net benefit of $7.2 million from the dissolution of one of the Company’s affiliates. The effective tax rates for both periods were lower than the applicable U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions, while for the 2022 period, the effective tax rate also was lower due to the impact of the one-time deduction referred to in the preceding sentence.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
(in thousands, except per share amounts)	April 1, 2023	April 2, 2022
Numerator:
Net income as reported	$88,745	$117,518

Denominator:
Weighted average shares outstanding
Basic	24,782	24,689
Effect of dilutive securities	280	292
Diluted	25,062	24,981

Earnings Per Share:
Basic earnings per share	$3.58	$4.76
Diluted earnings per share	$3.54	$4.70

Potential shares of common stock relating to stock options and restricted share units excluded from the earnings per share calculation because their effect would be anti-dilutive were 90,297 and 57,928 for the three months ended April 1, 2023 and April 2, 2022, respectively.

Share Repurchase Program

On April 28, 2021, the Company announced that the Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program.

The Company did not repurchase any shares of its common stock for the three months ended April 1, 2023, and April 2, 2022.

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

	Three Months Ended April 1, 2023			Three Months Ended April 2, 2022
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.5	$—	$—	$—	$—	$—
Purchase material/service from related party	$1.0	$0.1	$2.7	$0.2	$0.1	$2.9

	April 1, 2023			December 31, 2022
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Accounts payable balance	$0.6	$—	$2.0	$—	$—	$1.8

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

•Industrial Segment: Consists of industrial circuit protection (industrial fuses), industrial controls (protection relays, contactors, transformers, residual current devices, ground fault circuit interrupters, residual current monitors, and arc fault detection devices) and temperature sensors for use in various applications such as renewable energy and energy storage systems, industrial safety, industrial automation, electric vehicle infrastructure, HVAC systems, non-residential construction, MRO, and mining.

Segment information is summarized as follows:

	Three Months Ended
(in thousands)	April 1, 2023	April 2, 2022
Net sales
Electronics	$358,593	$365,821
Transportation	166,641	184,504
Industrial	84,548	73,005
Total net sales	$609,782	$623,330

Depreciation and amortization
Electronics	$19,788	$15,393
Transportation	11,291	10,744
Industrial	3,403	2,161
Total depreciation and amortization	$34,482	$28,298

Operating income
Electronics	$90,162	$120,577
Transportation	8,532	26,308
Industrial	17,141	12,505
Other (a)	(5,194)	(8,800)
Total operating income	110,641	150,590
Interest expense	9,646	4,302
Foreign exchange (gain) loss	(1,675)	7,736
Other (income) expense, net	(6,233)	4,427
Income before income taxes	$108,903	$134,125

(a) Included in “Other” Operating income for the first quarter of 2023 was $3.3 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, and $1.9 million of restructuring, impairment and other charges, primarily related to employee termination costs. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion.

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

The Company’s net sales by country were as follows:

	Three Months Ended
(in thousands)	April 1, 2023	April 2, 2022
Net sales
United States	$212,195	$220,238
China	133,467	164,782
Other countries (a)	264,120	238,310
Total net sales	$609,782	$623,330

 The Company’s long-lived assets by country were as follows:

(in thousands)	April 1, 2023	December 31, 2022
Long-lived assets
United States	$77,246	$76,325
China	135,233	129,094
Mexico	107,427	107,119
Germany	41,049	39,635
Philippines	77,314	77,240
Other countries (a)	54,099	51,697
Total long-lived assets	$492,368	$481,110

The Company’s additions to long-lived assets by country were as follows:

	Three Months Ended
(in thousands)	April 1, 2023	April 2, 2022
Additions to long-lived assets
United States	$4,091	$3,174
China	8,403	6,949
Mexico	3,744	7,918
Germany	1,234	918
Philippines	1,398	6,970
Other countries(a)	2,593	1,561
Total additions to long-lived assets	$21,463	$27,490

(a)Each country included in other countries is less than 10% of net sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).

Certain statements in this section and other parts of this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the federal securities laws and are entitled to the safe-harbor provisions of the PSLRA. These statements include statements regarding the Company’s future performance, as well as management's expectations, beliefs, intentions, plans, estimates or projections relating to the future. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy, although not all forward-looking statements contain such terms. The Company cautions that forward-looking statements, which speak only as of the date they are made, are subject to risks, uncertainties and other factors, and actual results and outcomes may differ materially from those indicated or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks and uncertainties relating to general economic conditions; the severity and duration of the coronavirus disease 2019 ("COVID-19") pandemic and the measures taken in response thereto and the effects of those items on the Company’s business; product demand and market acceptance; economic conditions; the impact of competitive products and pricing; product quality problems or product recalls; capacity and supply difficulties or constraints; coal mining exposures reserves; cybersecurity matters; failure of an indemnification for environmental liability; exchange rate fluctuations; commodity price fluctuations; the effect of the Company's accounting policies; labor disputes; restructuring costs in excess of expectations; pension plan asset returns less than assumed; uncertainties related to political or regulatory changes; integration of acquisitions may not be achieved in a timely manner, or at all; and other risks that may be detailed in Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, and the Company's other filings and submissions with the Securities and Exchange Commission. The Company does not undertake any obligation to update or revise any forward-looking statements to reflect future events or circumstances, new information or otherwise.

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with information provided in the consolidated financial statements and the related Notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Executive Overview

Founded in 1927, Littelfuse is an industrial technology manufacturing company empowering a sustainable, connected, and safer world. Across more than 20 countries, and with approximately 18,000 global associates, we partner with customers to design and deliver innovative, reliable solutions. Serving over 100,000 end customers, our products are found in a variety of industrial, transportation and electronics end markets – everywhere, every day.

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

Executive Summary

For the first quarter of 2023, the Company recognized net sales of $609.8 million, a decrease of $13.5 million, or 2.2% as compared to $623.3 million in the first quarter of 2022 including $10.0 million or 1.6% of unfavorable changes in foreign exchange rates. The decrease in net sales was due to lower volumes in the Electronics and Transportation segments that more than offset $42.5 million or 6.8% and $2.7 million or 0.4% of incremental net sales from the C&K and Western Automation acquisitions, respectively, and higher volume in the Industrial segment. The Company recognized net income of $88.7 million, or $3.54 per diluted share, in the first quarter of 2023 compared to $117.5 million, or $4.70 per diluted share in the first quarter of 2022. The decrease in net income was primarily due to a decrease in operating income in the Electronics and Transportation segments driven by lower volume.

On February 3, 2023, the Company acquired Western Automation Research and Development Limited (“Western Automation”) for approximately $162 million in cash. Headquartered in Galway, Ireland, Western Automation is a designer and manufacturer of electrical shock protection devices used across a broad range of high-growth end markets, including e-Mobility off-board charging infrastructure, industrial safety and renewables. Western Automation has annualized sales of approximately $25 million and will be reported within the company’s Industrial segment. The company does not expect the acquisition to have a material impact to its 2023 financial results. The Company financed the transaction with cash on hand.

Net cash provided by operating activities was $53.4 million for the three months ended April 1, 2023 as compared to $51.7 million for the three months ended April 2, 2022. The increase in net cash provided by operating activities was primarily due to reductions in working capital, partially offset by lower cash earnings.

Risks Related to Market Conditions

The Company continues to operate in a challenging macro environment, including but not limited to, supply chain disruptions, varying regional dynamics, and some pockets of end market softness, and the ongoing war in Ukraine. The Company does not have any direct operations in Ukraine or Russia. The war has had a modest impact on the Company, including higher transportation costs due to the Company modifying its shipping logistics as well as suspending sales into and purchases from Russia.

Results of Operations

The following table summarizes the Company’s unaudited condensed consolidated results of operations for the periods presented. The first quarter of 2023 includes $3.3 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, and $1.9 million of restructuring, impairment and other charges, primarily related to employee termination costs. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion.

The first quarter of 2022 includes $4.8 million of purchase accounting inventory step-up charges, $3.8 million of legal and professional fees and other integration expenses related to completed and other contemplated acquisitions, and $0.2 million of restructuring, impairment and other charges, primarily related to employee termination costs. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion.

	First Quarter
(in thousands)	2023	2022	Change	% Change
Net sales	$609,782	$623,330	$(13,548)	(2.2)%
Cost of sales	364,825	364,734	91	—%
Gross profit	244,957	258,596	(13,639)	(5.3)%
Operating expenses	134,316	108,006	26,310	24.4%
Operating income	110,641	150,590	(39,949)	(26.5)%
Income before income taxes	108,903	134,125	(25,222)	(18.8)%
Income taxes	20,158	16,607	3,551	21.4%
Net income	$88,745	$117,518	$(28,773)	(24.5)%

Net Sales

Net sales decreased $13.5 million, or 2.2%, for the first quarter of 2023 compared to the first quarter of 2022 including $10.0 million or 1.6% of unfavorable changes in foreign exchange rates. The sales decrease was due to lower volume in the Electronics and Transportation segments that more than offset $42.5 million or 6.8% and $2.7 million or 0.4% of incremental net sales associated with the C&K and Western Automation acquisitions included in the Electronics and Industrial segments, respectively, and higher volume in the Industrial segment.

Cost of Sales

Cost of sales was $364.8 million, or 59.8% of net sales, in the first quarter of 2023, compared to $364.7 million, or 58.5% of net sales, in the first quarter of 2022. As a percent of net sales, cost of sales increased 1.3% driven by lower volumes in the Electronics and Transportation segments, partially offset by volume leverage, and favorable product mix from the Industrial segment.

Gross Profit

Gross profit was $245.0 million, or 40.2% of net sales, in the first quarter of 2023 compared to $258.6 million, or 41.5% of net sales, for the first quarter of 2022. The $13.6 million decrease in gross profit was primarily due to lower volume in the Electronics and Transportation segments, partially offset by the acquisition of C&K within Electronics segment, and volume leverage and favorable product mix from the Industrial segment and $4.8 million or 0.8% of purchase accounting inventory charges recorded during the first quarter of 2022.

Operating Expenses

Operating expenses were $134.3 million, or 22.0% of net sales, for the first quarter of 2023 compared to $108.0 million, or 17.3% of net sales, for the first quarter of 2022. The increase in operating expenses of $26.3 million was primarily due to higher selling, general, and administrative expenses of $12.8 million, research and development expenses of $7.7 million, and higher amortization expense of $4.1 million mainly due to the C&K and Western Automation acquisitions.

Operating Income

Operating income was $110.6 million, representing a decrease of $39.9 million, or 26.5%, for the first quarter of 2023 compared to $150.6 million for the first quarter of 2022. The decrease in operating income was due to lower gross profit from the Electronics and Transportation segments and higher operating expenses as noted above. Operating margins decreased from 24.2% in the first quarter of 2022 to 18.1% in the first quarter of 2023 driven by lower volumes in the Electronics and Transportation segments and the higher operating expenses mentioned above.

Income Before Income Taxes

Income before income taxes was $108.9 million, or 17.9% of net sales, for the first quarter of 2023 compared to $134.1 million, or 21.5% of net sales, for the first quarter of 2022. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily impacted by foreign exchange gains of $1.7 million in the first quarter of 2023 compared to foreign exchange losses of $7.7 million during the first quarter of 2022 and unrealized gains of

$1.8 million during the first quarter of 2023 compared to unrealized losses of $4.7 million during the first quarter of 2022 related to the Company's equity investment.

Income Taxes

Income tax expense for the first quarter of 2023 was $20.2 million, or an effective tax rate of 18.5%, compared to $16.6 million, or an effective tax rate of 12.4%, for the first quarter of 2022. The effective tax rate for the first quarter of 2023 is higher than the effective tax rate for the comparable 2022 period, primarily due to the impact of a one-time deduction in the first quarter of 2022 that resulted in a net benefit of $7.2 million from the dissolution of one of the Company’s affiliates. The effective tax rates for both periods were lower than the applicable U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions, while for the 2022 period, the effective tax rate also was lower due to the impact of the one-time deduction referred to in the preceding sentence.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Transportation and Industrial. Segment information is described more fully in Note 15, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales by segment:

	First Quarter
(in thousands)	2023	2022	Change	% Change
Electronics	$358,593	$365,821	$(7,228)	(2.0)%
Transportation	166,641	184,504	(17,863)	(9.7)%
Industrial	84,548	73,005	11,543	15.8%
Total	$609,782	$623,330	$(13,548)	(2.2)%

Electronics Segment

Net sales decreased $7.2 million, or 2.0%, in the first quarter of 2023 compared to the first quarter of 2022 and included unfavorable changes in foreign exchange rates of $4.7 million. The sales decrease was mainly due to lower volume from the Electronics products business driven by inventory rebalancing at certain distributors and reduced demand across certain electronics markets, including consumer facing and personal electronics, and telecom, which more than offset the incremental net sales of $42.5 million from the C&K acquisition and $14.1 million of higher volume from the semiconductor business driven by increased demand predominantly in our industrial and medical end markets.

Transportation Segment

Net sales decreased $17.9 million, or 9.7%, in the first quarter of 2023 compared to the first quarter of 2022 and included unfavorable changes in foreign exchange rates of $4.8 million. The commercial vehicle business net sales declined $9.7 million driven by reduced demand across various commercial vehicle end markets and inventory rebalancing at certain distributors, partially offset by price realization. The automotive sensors and passenger car products businesses had net sales declines of $5.3 million and $2.8 million, respectively, primarily due to lower demand in China and certain automotive customers rebalancing their inventory levels of the Company's products, partially offset by price realization.

Industrial Segment

Net sales increased by $11.5 million, or 15.8%, in the first quarter of 2023 compared to the first quarter of 2022, which included unfavorable changes in foreign exchange rates of $0.5 million. The sales increase was primarily due to higher volume in the MRO/construction, renewables and industrial safety end markets, and the acquisition of Western Automation which contributed net sales of $2.7 million.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	First Quarter
(in thousands)	2023	2022	Change	% Change
Asia-Pacific	$228,012	$260,218	$(32,206)	(12.4)%
Americas	233,854	237,230	(3,376)	(1.4)%
Europe	147,916	125,882	22,034	17.5%
Total	$609,782	$623,330	$(13,548)	(2.2)%

Asia-Pacific

Net sales decreased $32.2 million, or 12.4%, in the first quarter of 2023 compared to the first quarter of 2022 and included unfavorable changes in foreign exchange rates of $4.0 million. The decrease in net sales was primarily due to lower net sales from electronics products business within Electronics segment and lower net sales across all businesses within Transportation segments, partially offset by incremental sales from the acquisition of C&K, and higher volume from the semiconductor business within the Electronics segment.

Americas

Net sales decreased $3.4 million, or 1.4%, in the first quarter of 2023 compared to the first quarter of 2022 and included unfavorable changes in foreign exchange rates of $0.3 million. The decrease in net sales was primarily due to lower net sales from Electronics and Transportation segments, partially offset by incremental sales from C&K acquisition within the Electronics segment, and higher volume within the Industrial segment compared to the first quarter of 2022.

Europe

Net sales increased $22.0 million, or 17.5%, in the first quarter of 2023 compared to the first quarter of 2022 and included unfavorable changes in foreign exchange rates of $5.7 million. The increase in net sales was primarily due to incremental sales from the acquisition of C&K, increased volume from the semiconductor business within the Electronics segment, and incremental sales from the Western Automation acquisition included within the Industrial segment compared to the first quarter of 2022.

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

Cash and cash equivalents were $425.1 million as of April 1, 2023, a decrease of $137.5 million as compared to December 31, 2022. As of April 1, 2023, $79.9 million of the Company's $425.1 million cash and cash equivalents was held by U.S. subsidiaries.

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

Loans made under the available credit facility pursuant to the Credit Agreement ("the Credit Facility") bear interest at the Company’s option, at either Secured Overnight Financing Rate ("SOFR"), fixed for interest periods of one, two, three or six-month periods, plus 1.00% to 1.75%, plus a SOFR adjustment of 0.10% or at the bank’s Base Rate, as defined in the Credit Agreement, plus 0.00% to 0.75%, based upon the Company’s Consolidated Leverage Ratio, as defined in the Credit Agreement. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.10% to 0.175%, based on the Consolidated Leverage Ratio, as defined in the Credit Agreement. The Credit Agreement includes representations, covenants and events of default that are customary for financing transactions of this nature.

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the three months ended April 1, 2023, the Company made payments of $1.9 million on its term loan. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $294.4 million, respectively, as of April 1, 2023.

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

As of April 1, 2023, the effective interest rate on revolving loan and term loan outstanding borrowings was 5.91%.

As of April 1, 2023, the Company had no outstanding letters of credit under the Credit Facility and had $600.0 million of borrowing capacity available under the revolving Credit Facility. As of April 1, 2023, the Company was in compliance with all covenants under the Credit Agreement.

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

On December 8, 2016, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold $125 million aggregate principal amount of senior notes in two series. On February 15, 2017, $25 million in aggregate principal amount of 3.03% Senior Notes, Series A, due February 15, 2022 (“U.S. Senior Notes, Series A due 2022”), and $100 million in aggregate principal amount of 3.74% Senior Notes, Series B, due February 15, 2027 (“U.S. Senior Notes, Series B due 2027”) were funded. During the first quarter of 2022, the Company paid off $25 million of U.S. Senior Notes, Series A due on February 15, 2022. Interest on the U.S. Senior Notes due 2027 is payable semiannually on February 15 and August 15, commencing August 15, 2017.

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

On May 18, 2022, the Company entered into a Note Purchase Agreement (“2022 Purchase Agreement”) pursuant to which the Company issued and funded on July 18, 2022 $100 million in aggregate principal amount of 4.33% Senior Notes, due June 30, 2032 (“U.S. Senior Notes, due 2032”) (together with the U.S. Senior Notes due 2025 and 2030, the Euro Senior Notes and the U.S. Senior Notes due 2022 and 2027, the “Senior Notes”). Interest on the U.S. Senior Notes due 2032 is payable semiannually on June 30 and December 30, commencing on December 30, 2022.

Debt Covenants
The Company was in compliance with all covenants under the Credit Agreement and Senior Notes as of April 1, 2023 and currently expects to remain in compliance based on management’s estimates of operating and financial results for 2023. As of April 1, 2023, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions
On February 3, 2023, the Company acquired Western Automation for approximately $162 million in cash. Headquartered in Galway, Ireland, Western Automation is a designer and manufacturer of electrical shock protection devices used across a broad range of high-growth end markets, including e-Mobility off-board charging infrastructure, industrial safety and renewables. At the time the Company and Western Automation entered into the definitive agreement, Western Automation had annualized sales of approximately $25 million. The business is reported within the Company’s Industrial segment. The Company financed the transaction with cash on hand.

Dividends

During the first quarter of 2023 the Company paid quarterly dividends of $14.9 million to the shareholders. On May 2, 2023, the Board of Directors of the Company declared quarterly cash dividend of $0.60 per share, payable on June 8, 2023 to stockholders of record as of May 25, 2023.

Cash Flow Overview

	First Three Months
(in thousands)	2023	2022
Net cash provided by operating activities	$53,407	$51,731
Net cash used in investing activities	(183,188)	(29,788)
Net cash used in financing activities	(12,204)	(37,070)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,571	(2,738)
Decrease in cash, cash equivalents, and restricted cash	(137,414)	(17,865)
Cash, cash equivalents, and restricted cash at beginning of period	564,939	482,836
Cash, cash equivalents, and restricted cash at end of period	$427,525	$464,971

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $53.4 million for the three months ended April 1, 2023 as compared to $51.7 million for the three months ended April 2, 2022. The increase in net cash provided by operating activities was primarily due to reductions in working capital, partially offset by lower cash earnings

Cash Flow from Investing Activities

Net cash used in investing activities was $183.2 million for the three months ended April 1, 2023 compared to $29.8 million during the three months ended April 2, 2022. Net cash paid for West Automation acquisition was $158.3 million during the three months ended April 1, 2023. Capital expenditures were $25.7 million, representing a decrease of $4.1 million compared to three months ended April 2, 2022

Cash Flow from Financing Activities

Net cash used in financing activities was $12.2 million for the three months ended April 1, 2023 compared to net cash used in financing activities of $37.1 million for the three months ended April 2, 2022. During the three months ended April 2, 2022, the Company paid $25.0 million of U.S. Senior Notes, Series A due on February 15, 2022. Additionally, the Company paid dividends of $14.9 million and $13.1 million in the three months ended April 1, 2023 and April 2, 2022, respectively.

Share Repurchase Program

On April 28, 2021, the Company announced that the Board of Directors authorized a new three-year program to repurchase up to $300 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program.

The Company did not repurchase any shares of its common stock for the three months ended April 1, 2023, and April 2, 2022.

Off-Balance Sheet Arrangements

As of April 1, 2023, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. During the three months ended April 1, 2023, there were no significant changes in the application of critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. During the three months ended April 1, 2023, there have been no material changes in the Company's exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 1, 2023. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended April 1, 2023, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no other changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company's risk factors from those disclosed in the Company's Annual Report on Form 10-K for its year ended December 31, 2022.

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

The Company did not repurchase any shares of its common stock for the three months ended April 1, 2023 and April 2, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit	Description	Form	Exhibit	Filing Date	File No.
3.1	Bylaws, as amended and restated January 27, 2023.	8-K	3.1	2/3/2023	0-20388

31.1*	Certification of David W. Heinzmann, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Meenal A. Sethna, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LITTELFUSE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity , (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Meenal A. Sethna
Meenal A. Sethna
Executive Vice President and Chief Financial Officer

Date: May 3, 2023	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Vice President and Chief Accounting Officer