Form 10-Q
period 2023-07-01
LITTELFUSE INC /DE
filed 2023-08-02
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 01, 2023
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

As of July 28, 2023, the registrant had outstanding 24,891,509 shares of Common Stock, net of Treasury Shares.

ITEM 1. FINANCIAL STATEMENTS
LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands)	July 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$480,743	$562,588
Short-term investments	84	84
Trade receivables, less allowances of $86,968 and $83,562 at July 1, 2023 and December 31, 2022, respectively	339,637	306,578
Inventories	527,151	547,690
Prepaid income taxes and income taxes receivable	3,407	7,215
Prepaid expenses and other current assets	90,324	87,641
Total current assets	1,441,346	1,511,796
Net property, plant, and equipment	481,567	481,110
Intangible assets, net of amortization	628,333	593,970
Goodwill	1,289,188	1,186,922
Investments	25,248	24,121
Deferred income taxes	13,394	14,367
Right of use lease assets, net	56,379	57,382
Other long-term assets	40,259	34,066
Total assets	$3,975,714	$3,903,734
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$173,353	$208,571
Accrued liabilities	143,843	187,057
Accrued income taxes	41,049	41,793
Current portion of long-term debt	137,435	134,874
Total current liabilities	495,680	572,295
Long-term debt, less current portion	864,223	866,623
Deferred income taxes	104,121	100,230
Accrued post-retirement benefits	30,038	28,037
Non-current operating lease liabilities	43,571	45,661
Other long-term liabilities	80,830	79,510
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, July 1, 2023–26,579,761; December 31, 2022–26,445,618	261	261
Additional paid-in capital	998,589	974,097
Treasury stock, at cost: 1,709,947 and 1,685,357 shares, respectively	(258,883)	(252,866)
Accumulated other comprehensive loss	(97,392)	(95,764)
Retained earnings	1,714,381	1,585,466
Littelfuse, Inc. shareholders’ equity	2,356,956	2,211,194
Non-controlling interest	295	184
Total equity	2,357,251	2,211,378
Total liabilities and equity	$3,975,714	$3,903,734

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$611,997	$618,436	$1,221,779	$1,241,766
Cost of sales	377,165	355,465	741,990	720,199
Gross profit	234,832	262,971	479,789	521,567

Selling, general, and administrative expenses	94,543	93,093	182,853	168,601
Research and development expenses	24,496	23,488	51,786	43,044
Amortization of intangibles	16,885	11,592	33,751	24,316
Restructuring, impairment, and other charges	6,855	634	8,705	852
Total operating expenses	142,779	128,807	277,095	236,813
Operating income	92,053	134,164	202,694	284,754

Interest expense	10,056	4,368	19,702	8,670
Foreign exchange (gain) loss	(1,404)	14,124	(3,079)	21,860
Other (income) expense, net	(2,050)	6,060	(8,283)	10,487
Income before income taxes	85,451	109,612	194,354	243,737
Income taxes	15,380	22,596	35,538	39,203
Net income	$70,071	$87,016	$158,816	$204,534

Earnings per share:
Basic	$2.82	$3.52	$6.40	$8.28
Diluted	$2.79	$3.48	$6.33	$8.19

Weighted-average shares and equivalent shares outstanding:
Basic	24,839	24,734	24,810	24,712
Diluted	25,095	24,985	25,078	24,986

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$70,071	$87,016	$158,816	$204,534
Other comprehensive (loss) income:
Pension and postemployment adjustment, net of tax	(159)	639	(153)	949
Cash flow hedge, net of tax	3,113	(541)	595	(541)
Foreign currency translation adjustments	(17,865)	(31,447)	(2,070)	(33,960)
Comprehensive income	$55,160	$55,667	$157,188	$170,982

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	July 1, 2023	July 2, 2022
OPERATING ACTIVITIES
Net income	$158,816	$204,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,623	31,302
Amortization of intangibles	33,751	24,316
Deferred revenue	824	315
Non-cash inventory charges	—	4,769
Impairment charges	3,924	18
Stock-based compensation	16,275	15,268
(Gain) loss on investments and other assets	(680)	12,506
Deferred income taxes	(3,431)	(2,422)
Other	(2,939)	28,587
Changes in operating assets and liabilities:
Trade receivables	(30,562)	(76,807)
Inventories	26,638	(70,285)
Accounts payable	(33,796)	9,153
Accrued liabilities and income taxes	(57,790)	(23,107)
Prepaid expenses and other assets	4,980	7,175
Net cash provided by operating activities	151,633	165,322
INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(158,260)	(9,758)
Purchases of property, plant, and equipment	(41,501)	(56,151)
Net proceeds from sale of property, plant and equipment, and other	741	542
Net cash used in investing activities	(199,020)	(65,367)
FINANCING ACTIVITIES
Proceeds of term loan	—	300,000
Payments of senior notes payable	—	(25,000)
Repayments of other debts	(1,347)	—
Payments of term loan	(3,750)	—
Net proceeds related to stock-based award activities	2,201	(1,626)
Debt issuance costs	—	(2,156)
Cash dividends paid	(29,790)	(26,201)
Net cash (used in) provided by financing activities	(32,686)	245,017
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,772)	(15,511)
(Decrease) increase in cash, cash equivalents, and restricted cash	(81,845)	329,461
Cash, cash equivalents, and restricted cash at beginning of period	564,939	482,836
Cash, cash equivalents, and restricted cash at end of period	$483,094	$812,297
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$480,743	$809,122
Restricted cash included in prepaid expenses and other current assets	$771	$1,653
Restricted cash included in other long-term assets	$1,580	$1,522
Cash paid during the period for interest	$21,310	$8,365
Capital expenditures, not yet paid	$10,183	$7,243

 See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Inc. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 31, 2022	$261	$974,097	$(252,866)	$(95,764)	$1,585,466	$184	$2,211,378
Net income	—	—	—	—	88,745	—	88,745
Other comprehensive income, net of tax	—	—	—	13,283	—	—	13,283
Stock-based compensation	—	3,730	—	—	—	—	3,730
Non-controlling interest	—	—	—	—	(66)	66	—
Withheld shares on restricted share units for withholding taxes	—	—	(18)	—	—	—	(18)
Stock options exercised	—	5,238	—	—	—	—	5,238
Cash dividends paid ($0.60 per share)	—	—	—	—	(14,880)	—	(14,880)
Balance at April 1, 2023	$261	$983,065	$(252,884)	$(82,481)	$1,659,265	$250	$2,307,476
Net income	—	—	—	—	70,071	—	70,071
Other comprehensive loss, net of tax	—	—	—	(14,911)	—	—	(14,911)
Stock-based compensation	—	12,545	—	—	—	—	12,545
Non-controlling interest					$(45)	$45	—
Withheld shares on restricted share units for withholding taxes	—	—	(5,999)	—	—	—	(5,999)
Stock options exercised	—	2,979	—	—	—	—	2,979
Cash dividends paid ($0.60 per share)	—	—	—	—	(14,910)	—	(14,910)
Balance at July 1, 2023	$261	$998,589	$(258,883)	$(97,392)	$1,714,381	$295	$2,357,251

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at January 1, 2022	$260	$946,588	$(248,120)	$(73,463)	$1,268,124	$131	$1,893,520
Net income	—	—	—	—	117,518	—	117,518
Other comprehensive loss, net of tax	—	—	—	(2,203)	—	—	(2,203)
Stock-based compensation	—	3,886	—	—	—	—	3,886
Withheld shares on restricted share units for withholding taxes	—	—	(4)	—	—	—	(4)
Stock options exercised	—	1,021	—	—	—	—	1,021
Cash dividends paid ($0.53 per share)	—	—	—	—	(13,086)	—	(13,086)
Balance at April 2, 2022	$260	$951,495	$(248,124)	$(75,666)	$1,372,556	$131	$2,000,652
Net income	—	—	—	—	87,016	—	87,016
Other comprehensive loss, net of tax	—	—	—	(31,349)	—	—	(31,349)
Stock-based compensation	—	11,382	—	—	—	—	11,382
Withheld shares on restricted share units for withholding taxes	—	—	(4,704)	—	—	—	(4,704)
Stock options exercised	1	2,060	—	—	—	—	2,061
Cash dividends paid ($0.53 per share)	—	—	—	—	(13,115)	—	(13,115)
Balance at July 2, 2022	$261	$964,937	$(252,828)	$(107,015)	$1,446,457	$131	$2,051,943

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

Basis of Presentation

The Company’s accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheets, statements of net income and comprehensive income, statements of cash flows, and statements of stockholders' equity prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. They have been prepared in accordance with accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which should be read in conjunction with the disclosures therein. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for interim periods are not necessarily indicative of annual operating results.

Revenue Recognition

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three and six months ended July 1, 2023 and July 2, 2022:

	Three Months Ended July 1, 2023				Six Months Ended July 1, 2023
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$152,852	$—	$—	$152,852	$301,450	$—	$—	$301,450
Electronics – Semiconductor	197,295	—	—	197,295	407,290	—	—	407,290
Passenger Car Products	—	65,883	—	65,883	—	127,580	—	127,580
Automotive Sensors	—	22,836	—	22,836	—	43,634	—	43,634
Commercial Vehicle Products	—	83,329	—	83,329	—	167,475	—	167,475
Industrial Products	—	—	89,802	89,802	—	—	174,350	174,350
Total	$350,147	$172,048	$89,802	$611,997	$708,740	$338,689	$174,350	$1,221,779

	Three Months Ended July 2, 2022				Six Months Ended July 2, 2022
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$162,313	$—	$—	$162,313	$332,256	$—	$—	$332,256
Electronics – Semiconductor	195,863	—	—	195,863	391,741	—	—	391,741
Passenger Car Products	—	59,778	—	59,778	—	124,272	—	124,272
Automotive Sensors	—	23,201	—	23,201	—	49,338	—	49,338
Commercial Vehicle Products	—	99,048	—	99,048	—	192,921	—	192,921
Industrial Products	—	—	78,233	78,233			151,238	151,238
Total	$358,176	$182,027	$78,233	$618,436	$723,997	$366,531	$151,238	$1,241,766

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash at July 1, 2023 and December 31, 2022 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

(in thousands)	July 1, 2023	December 31, 2022
Cash and cash equivalents	$480,743	$562,588
Restricted cash included in prepaid expenses and other current assets	771	802
Restricted cash included in other long-term assets	1,580	1,549
Total cash, cash equivalents, and restricted cash	$483,094	$564,939

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

Western Automation

On February 3, 2023, the Company completed the acquisition of Western Automation Research and Development Limited (“Western Automation”) for approximately $162 million in cash. Headquartered in Galway, Ireland, Western Automation is a designer and manufacturer of electrical shock protection devices used across a broad range of high-growth end markets, including e-Mobility off-board charging infrastructure, industrial safety and renewables. At the time the Company and Western Automation entered into the definitive agreement, Western Automation had annualized sales of approximately $25 million. The business is reported within the Company’s Industrial segment.

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

Included in the Company’s Condensed Consolidated Statements of Net Income for the three and six months ended July 1, 2023 are net sales of approximately $4.8 million and $7.5 million respectively, and an income before income taxes of $0.3 million and $0.2 million, respectively, since the February 3, 2023 acquisition of Western Automation.

During the six months ended July 1, 2023, the Company incurred approximately $1.4 million of legal and professional fees related to the Western Automation acquisition recognized as Selling, general, and administrative expenses. These costs were reflected as other non-segment costs.

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

The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the C&K acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$523,014
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables, net	20,967
Inventories	42,968
Other current assets	2,932
Property, plant, and equipment	32,791
Intangible assets	254,700
Goodwill	274,124
Other non-current assets	14,797
Current liabilities	(47,687)
Long-term debt	(9,626)
Other non-current liabilities	(62,952)
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

During the three months ended July 1, 2023, the Company recorded measurement period adjustments to increase other non-current liabilities of $4.2 million associated with uncertain tax positions, income taxes payable of $0.2 million, and reduce accrued liabilities of $0.3 million and deferred tax liabilities of $0.2 million. As a result of these adjustments, goodwill was increased by $3.9 million.

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

Pro Forma Results
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Western Automation as though the acquisition had occurred as of January 2, 2022, and C&K as though the acquisition had occurred as of December 27, 2020, and Carling business acquired on November 30, 2021 as though the acquisition had occurred as of December 29, 2019. The Company has not included pro forma results of operations for Embed as its operations were not material to the Company. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the Western Automation acquisition occurred as of January 2, 2022, and had the C&K acquisition occurred as of December 27, 2020 and had Carling acquisition occurred as of December 29, 2019 or of future consolidated operating results.

	For the Three Months Ended		For the Six Months Ended
(in thousands, except per share amounts)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$611,997	$684,835	$1,223,665	$1,376,586
Income before income taxes	85,481	121,995	196,094	271,474
Net income	70,098	93,818	160,339	222,514
Net income per share — basic	2.82	3.79	6.46	9.00
Net income per share — diluted	2.79	3.75	6.39	8.91

Pro forma results presented above primarily reflect the following adjustments:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Amortization (a)	$—	$(3,709)	$(479)	$(7,439)
Depreciation	—	805	—	1,528
Transaction costs (b)	30	2,264	1,427	4,243
Amortization of inventory step-up (c)	—	—	—	4,769
Interest expense (d)	—	123	—	317
Income tax expense of above items	(3)	(55)	(118)	(1,250)

(a) The amortization adjustment for the six months ended July 1, 2023 and three and six months ended July 2, 2022 primarily reflects incremental amortization resulting from the measurement of intangibles at their fair values.
(b) The transaction cost adjustments reflect the reversal of certain legal and professional fees from the three and six months ended July 1, 2023 and three and six months ended July 2, 2022, and recognition of those fees during the three and six months ended July 1, 2023.
(c) The amortization of inventory step-up adjustment reflects the reversal of the amount recognized related to the Carling acquisition during the three months ended April 2, 2022. The inventory step-up was amortized over four months as the inventory was sold.
(d) The interest expense adjustment reflects incremental interest expense related to the financing of the C&K acquisition.

3. Inventories

The components of inventories at July 1, 2023 and December 31, 2022 are as follows:

(in thousands)	July 1, 2023	December 31, 2022
Raw materials	$229,813	$231,043
Work in process	142,420	134,792
Finished goods	209,520	226,215
Inventory reserves	(54,602)	(44,360)
Total	$527,151	$547,690

4. Property, Plant, and Equipment

The components of net property, plant, and equipment at July 1, 2023 and December 31, 2022 are as follows:

(in thousands)	July 1, 2023	December 31, 2022
Land and land improvements	$21,970	$22,089
Building and building improvements	193,254	191,733
Machinery and equipment	838,909	812,540
Accumulated depreciation	(572,566)	(545,252)
Total	$481,567	$481,110

The Company recorded depreciation expense of $18.0 million and $15.7 million for the three months ended July 1, 2023 and July 2, 2022, respectively, and $35.6 million and $31.3 million for the six months ended July 1, 2023 and July 2, 2022, respectively.

5. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill by segment for the six months ended July 1, 2023 are as follows:

(in thousands)	Electronics	Transportation	Industrial	Total
Net book value of goodwill as of December 31, 2022
Gross goodwill as of December 31, 2022	$909,167	$234,793	$84,889	$1,228,849
Accumulated impairment losses as of December 31, 2022	—	(33,401)	(8,526)	(41,927)
Total	909,167	201,392	76,363	1,186,922
Changes during 2023:
Additions (a)	3,879	—	94,823	98,702
Currency translation	3,384	365	(185)	3,564
Net book value of goodwill as of July 1, 2023
Gross goodwill as of July 1, 2023	916,430	235,281	179,719	1,331,430
Accumulated impairment losses as of July 1, 2023	—	(33,524)	$(8,718)	(42,242)
Total	$916,430	$201,757	$171,001	$1,289,188
(a) The additions resulted from the acquisitions of Western Automation and measurement period adjustment related to the C&K acquisition.

The components of other intangible assets as of July 1, 2023 and December 31, 2022 are as follows:

	As of July 1, 2023
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$17,275	$2,470	$14,805
Patents, licenses, and software	271,310	151,514	119,796
Distribution network	43,089	43,089	—
Customer relationships, trademarks, and tradenames	680,820	187,088	493,732
Total	$1,012,494	$384,161	$628,333

	December 31, 2022
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$17,938	$2,299	$15,639
Patents, licenses, and software	259,603	140,208	119,395
Distribution network	41,733	40,955	778
Customer relationships, trademarks, and tradenames	623,721	165,563	458,158
Total	$942,995	$349,025	$593,970

During the three months ended July 1, 2023 and July 2, 2022, the Company recorded amortization expense of $16.9 million and $11.6 million, respectively. During the six months ended July 1, 2023 and July 2, 2022, the Company recorded amortization expense of 33.8 million and $24.3 million, respectively.

During the six months ended July 1, 2023, the Company recorded additions to intangible assets of $68.0 million, related to the Western Automation acquisition, the components of which were as follows:

(in thousands)	Weighted Average Useful Life	Amount
Patents, licenses, and software	6.7	$11,500
Customer relationships, trademarks, and tradenames	14.7	56,500
Total		$68,000

Estimated annual amortization expense related to intangible assets with definite lives as of July 1, 2023 is as follows:

(in thousands)	Amount
2023	$65,730
2024	62,859
2025	62,536
2026	51,576
2027	49,529
2028 and thereafter	369,854
Total	$662,084

6. Accrued Liabilities

The components of accrued liabilities as of July 1, 2023 and December 31, 2022 are as follows:

(in thousands)	July 1, 2023	December 31, 2022
Employee-related liabilities	$63,644	$99,089
Current lease liability	12,559	12,841
Other non-income taxes	8,373	10,594
Professional services	6,619	7,160
Other customer reserves	4,575	5,064
Interest	4,205	4,449
Deferred revenue	2,488	2,593
Restructuring liability	1,744	2,434
Current benefit liability	1,318	1,318
Other	38,318	41,515
Total	$143,843	$187,057

Employee-related liabilities consist primarily of payroll, sales commissions, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other client-related liabilities.

7. Restructuring, Impairment, and Other Charges

The Company recorded restructuring, impairment, and other charges for the three and six months ended July 1, 2023 and July 2, 2022 as follows:

	Three months ended July 1, 2023				Six months ended July 1, 2023
(in thousands)	Electronics	Transportation	Industrial	Total	Electronics	Transportation	Industrial	Total
Employee terminations	$987	$351	$277	$1,615	$1,659	$933	$594	$3,186
Other restructuring charges	250	412	654	1,316	257	684	654	1,595
Total restructuring charges	1,237	763	931	2,931	1,916	1,617	1,248	4,781
Impairment	—	3,870	54	3,924	—	3,870	54	3,924
Total	$1,237	$4,633	$985	$6,855	$1,916	$5,487	$1,302	$8,705

	Three months ended July 2, 2022				Six months ended July 2, 2022
(in thousands)	Electronics	Transportation	Industrial	Total	Electronics	Transportation	Industrial	Total
Employee terminations	$201	$423	$—	$624	$406	$423	$—	$829
Other restructuring charges	3	7	—	10	3	20	—	23
Total	$204	$430	$—	$634	$409	$443	$—	$852

2023
For the three and six months ended July 1, 2023, the Company recorded total restructuring charges of $2.9 million and $4.8 million, respectively, primarily for employee termination costs. These charges primarily related to the reorganization of certain selling and administrative functions within the Electronics segment due to the C&K acquisition and the reorganization of certain manufacturing, selling and administrative functions within the Transportation segment’s commercial vehicle business. In addition, during the second quarter of 2023, the Company recognized a $3.9 million impairment charge related to the land and building of a property in the commercial vehicle business within the Transportation segment that the Company made the decision to donate.

2022
For the three and six months ended July 2, 2022, the Company recorded total restructuring charges of $0.6 million and $0.9 million, respectively. primarily for employee termination costs. These charges are primarily related to the reorganization of certain manufacturing, selling, and administrative functions within the Electronics segment.

The restructuring liability as of July 1, 2023 and December 31, 2022 is $1.7 million and $2.4 million, respectively. The restructuring liability is included within accrued liabilities in the Condensed Consolidated Balance Sheets. The Company anticipates the remaining payments associated with employee terminations will primarily be completed in fiscal year 2023.

8. Debt

The carrying amounts of debt at July 1, 2023 and December 31, 2022 are as follows:

(in thousands)	July 1, 2023	December 31, 2022
Revolving Credit Facility	$100,000	$100,000
Term Loan	292,500	296,250
Euro Senior Notes, Series A due 2023	127,220	124,716
Euro Senior Notes, Series B due 2028	103,298	101,265
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	50,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
U.S. Senior Notes, due 2032	100,000	100,000
Other	7,942	9,113
Unamortized debt issuance costs	(4,302)	(4,847)
Total debt	1,001,658	1,001,497
Less: Current maturities	(137,435)	(134,874)
Total long-term debt	$864,223	$866,623

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the three and six months ended July 1, 2023, the Company made payments of $1.9 million and $3.8 million on its term loan, respectively. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $292.5 million, respectively, as of July 1, 2023.

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

As of July 1, 2023, the effective interest rate on revolving loan and term loan outstanding borrowings was 6.45%.

As of July 1, 2023, the Company had $0.2 million outstanding letters of credit under the Credit Facility and had $599.8 million of borrowing capacity available under the revolving Credit Facility. As of July 1, 2023, the Company was in compliance with all covenants under the Credit Agreement.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At July 1, 2023, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $10.3 million and $2.3 million for the three months ended July 1, 2023 and July 2, 2022, respectively, and $21.3 million and $8.4 million for the six months ended July 1, 2023 and July 2, 2022, respectively.

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

Derivatives Not Designated as Hedging Instruments

On July 14, 2022, the Company entered into a foreign currency exchange forward contract to mitigate the currency fluctuation risk between the Euro and U.S. dollar on its Euro denominated Senior Notes, Series A due 2023. The notional value of the forward contract at July 1, 2023 was €117.0 million and expires on December 7, 2023. The foreign currency contract was not designated as a hedge instrument and is marked to market on a monthly basis. As a result, changes in fair value are reported in Foreign exchange (gain) loss in the Condensed Consolidated Statements of Operations. The fair value of the foreign currency forward contract was valued using market exchange rates by a third party and classified as a Level 2 input under the fair value hierarchy.

As of July 1, 2023 and December 31, 2022, the fair values of our derivative financial instrument and their classifications on the Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Consolidated Balance Sheet Classification	July 1, 2023	December 31, 2022
Derivatives Designated as Hedging Instruments
Interest rate swap agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$4,794	$3,939
	Other long-term assets	$4,668	$4,740
Derivatives Not Designated as Hedging Instruments
Foreign exchange forward contract	Prepaid expenses and other current assets	$7,245	$6,186

The pre-tax (gains) losses recognized on derivative financial instruments in the Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2023 and July 2, 2022 were as follows:

		Three Months Ended		Six Months Ended
(in thousands)	Classification of (Gain) Loss Recognized in the Condensed Consolidated Statements of Operations	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Derivatives designated as cash flow hedges
Interest rate swap agreement	Interest expense, net	$(1,119)	$21	$(2,094)	$21
Derivatives Not Designated as Hedging Instruments
Foreign exchange forward contract	Foreign exchange (gain) loss	$(264)	$—	$(1,083)	$—

The pre-tax (gains) losses recognized on derivative financial instruments in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2023 and July 2, 2022 was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Derivatives designated as cash flow hedges
Interest rate swap agreement	$(4,096)	$712	$(783)	$712

The pre-tax gain of $4.8 million from accumulated other comprehensive loss to earnings is expected to be recognized during the next twelve months.

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

There were no changes during the quarter ended July 1, 2023 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of July 1, 2023 and December 31, 2022, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of July 1, 2023:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$246,566	$—	$—	$246,566
Investments in equity securities	11,573	—	—	11,573
Mutual funds	18,513	—	—	18,513
Total	$276,652	$—	$—	$276,652

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 31, 2022:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$304,101	$—	$—	$304,101
Investments in equity securities	10,653	—	—	10,653
Mutual funds	14,094	—	—	14,094
Total	$328,848	$—	$—	$328,848

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s revolving and term loan debt facilities' fair values approximate book value at July 1, 2023 and December 31, 2022, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of July 1, 2023 and December 31, 2022 were as follows:

	July 1, 2023		December 31, 2022
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series A due 2023	$127,220	$125,507	$124,716	$122,270
Euro Senior Notes, Series B due 2028	103,298	89,941	101,265	87,119
USD Senior Notes, Series B due 2027	100,000	93,334	100,000	93,764
USD Senior Notes, Series A due 2025	50,000	48,128	50,000	48,145
USD Senior Notes, Series B due 2030	125,000	111,735	125,000	112,028
USD Senior Notes, due 2032	100,000	89,879	100,000	90,131

10. Benefit Plans

The Company has Company-sponsored and mandatory defined benefit pension plans covering employees in the United Kingdom ("U.K."), Germany, the Philippines, China, Japan, Mexico, Italy and France. The amount of the retirement benefits provided under the plans is generally based on years of service and final average pay.

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other (income) expense, net in the Condensed Consolidated Statements of Net Income. The components of net periodic benefit cost for the three and six months ended July 1, 2023 and July 2, 2022 were as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Components of net periodic benefit cost:
Service cost	$695	$750	$1,387	$1,518
Interest cost	952	628	1,889	1,272
Expected return on plan assets	(470)	(380)	(939)	(783)
Amortization of prior service and net actuarial loss	11	96	22	197
Net periodic benefit cost	$1,188	$1,094	$2,359	$2,204

The Company expects to make approximately $2.0 million of contributions to the plans and pay $1.9 million of benefits directly in 2023.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. The Company recorded expense of $0.4 million and $0.5 million for the three months ended July 1, 2023 and July 2, 2022, respectively, and of $0.8 million and $0.5 million for the six months ended July 1, 2023 and July 2, 2022, respectively, in Cost of Sales and Other (income) expense, net within the Condensed Consolidated Statements of Net Income. The pre-tax amounts recognized in other comprehensive income (loss) as components of net periodic benefit costs for these plans were nominal and $0.1 million for the three months ended July 1, 2023 and July 2, 2022, respectively, and nominal and $0.2 million for the six months ended July 1, 2023 and July 2, 2022, respectively.

11. Other Comprehensive (Loss) Income

Changes in other comprehensive (loss) income by component were as follows:

(in thousands)	Three Months Ended July 1, 2023			Three Months Ended July 2, 2022
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$(146)	$(13)	$(159)	$722	$(83)	$639
Cash flow hedge	4,096	(983)	3,113	(712)	171	(541)
Foreign currency translation adjustments (a)	(17,865)	—	(17,865)	(32,167)	720	(31,447)
Total change in other comprehensive (loss) income	$(13,915)	$(996)	$(14,911)	$(32,157)	$808	$(31,349)

(in thousands)	Six Months Ended July 1, 2023			Six Months Ended July 2, 2022
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan adjustments	$(122)	$(31)	$(153)	1,045	(96)	$949
Cash flow hedge	783	(188)	595	(712)	171	(541)
Foreign currency translation adjustments (a)	(1,797)	(273)	(2,070)	$(35,382)	$1,422	$(33,960)
Total change in other comprehensive (loss) income	$(1,136)	$(492)	$(1,628)	$(35,049)	$1,497	$(33,552)
(a) The tax shown above within the foreign currency translation adjustments is the U.S. tax associated with the foreign currency translation adjustments of earnings of non-U.S. subsidiaries which have been previously taxed in the U.S. and are not permanently reinvested.

The following tables set forth the changes in accumulated other comprehensive loss by component for the six months ended July 1, 2023 and July 2, 2022:

(in thousands)	Defined benefit pension plan and other adjustments	Cash flow hedge	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance at December 31, 2022	$(2,193)	$6,596	$(100,167)	$(95,764)
Activity in the period	(153)	595	(2,070)	(1,628)
Balance at July 1, 2023	$(2,346)	$7,191	$(102,237)	$(97,392)

(in thousands)	Defined benefit pension plan and other adjustments	Cash flow hedge	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance at January 1, 2022	$(11,928)	$—	$(61,535)	$(73,463)
Activity in the period	949	(541)	(33,960)	(33,552)
Balance at July 2, 2022	$(10,979)	$(541)	$(95,495)	$(107,015)

Amounts reclassified from accumulated other comprehensive loss to earnings for the three and six months ended July 1, 2023 and July 2, 2022 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Pension and Postemployment plans:
Amortization of prior service and net actuarial (gain) loss	$(11)	$198	$(22)	$395

The Company recognizes the amortization of prior service costs in Other (income) expense, net within the Condensed Consolidated Statements of Net Income.

12. Income Taxes

The effective tax rate for the three and six months ended July 1, 2023 was 18.0% and 18.3%, respectively, compared to the effective tax rate for the three and six months ended July 2, 2022 of 20.6% and 16.1%, respectively. The effective tax rate for the second quarter of 2023 is lower than the effective tax rate for the comparable 2022 period, primarily due to the impact of foreign exchange losses with no related tax benefit in the 2022 period.

The effective tax rate for the first six months of 2023 is higher than the effective tax rate for the comparable 2022 period, primarily due to the impact of a one-time deduction in the first quarter of 2022 that resulted in a net benefit of $7.2 million from the dissolution of one of the Company’s affiliates. The effective tax rates for both periods were lower than the applicable U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions, while for the 2022 period, the effective tax rate was also lower due to the impact of the one-time deduction previously noted.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator:
Net income as reported	$70,071	$87,016	$158,816	$204,534

Denominator:
Weighted average shares outstanding
Basic	24,839	24,734	24,810	24,712
Effect of dilutive securities	256	251	268	274
Diluted	25,095	24,985	25,078	24,986

Earnings Per Share:
Basic earnings per share	$2.82	$3.52	$6.40	$8.28
Diluted earnings per share	$2.79	$3.48	$6.33	$8.19

Potential shares of common stock relating to stock options and restricted share units excluded from the earnings per share calculation because their effect would be anti-dilutive were 110,598 and 88,130 for the three months ended July 1, 2023 and July 2, 2022, respectively, and 102,283 and 72,970 for the six months ended July 1, 2023 and July 2, 2022, respectively.

Share Repurchase Program

On April 28, 2021, the Company announced that the Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program.

The Company did not repurchase shares of its common stock for the three and six months ended July 1, 2023, and July 2, 2022.

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

	Three Months Ended July 1, 2023			Three Months Ended July 2, 2022
(in millions)	Powersem	EB-Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.7	$—	$—	$—	$—	$—
Purchase material/service from related party	1.1	0.1	2.9	0.1	0.1	3.0

	Six Months Ended July 1, 2023			Six Months Ended July 2, 2022
(in millions)	Powersem	EB-Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$1.2	$—	$—	$—	$—	$—
Purchase material/service from related party	2.1	0.2	5.6	0.3	0.2	5.9

	July 1, 2023			December 31, 2022
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Accounts payable balance	$0.7	$—	$2.0	$—	$—	$1.8

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

•Transportation Segment: Consists of a wide range of circuit protection, power control and sensing technologies for global original equipment manufacturers (“OEMs”), Tier-one suppliers and parts and aftermarket distributors in passenger vehicle, heavy-duty truck and bus, off-road and recreational vehicles, material handling equipment, agricultural machinery, construction equipment and other commercial vehicle end markets. Passenger vehicle products are used in internal combustion engine, hybrid and electric vehicles including blade fuses, battery cable protectors, resettable fuses, high-current fuses, high-voltage fuses, and sensor products designed to monitor the occupant’s safety and environment as well as the vehicle’s powertrain. Commercial vehicle products include fuses, switches, circuit breakers, relays, and power distribution modules and units used in applications serving a number of end markets, including heavy-duty truck and bus, construction, agriculture, material handling and marine.

•Industrial Segment: Consists of industrial circuit protection (industrial fuses), industrial controls (protection relays, contactors, transformers, residual current devices, ground fault circuit interrupters, residual current monitors, and arc fault detection devices) and temperature sensors for use in various applications such as renewable energy and energy storage systems, industrial safety, factory automation, electric vehicle infrastructure, HVAC systems, non-residential construction, MRO, and mining.

Segment information is summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales
Electronics	$350,147	$358,176	$708,740	$723,997
Transportation	172,048	182,027	338,689	366,531
Industrial	89,802	78,233	174,350	151,238
Total net sales	$611,997	$618,436	$1,221,779	$1,241,766

Depreciation and amortization
Electronics	$19,808	$14,511	$39,596	29,904
Transportation	11,063	10,628	22,354	21,372
Industrial	4,021	2,181	7,424	4,342
Total depreciation and amortization	$34,892	$27,320	$69,374	$55,618

Operating income
Electronics	$79,844	$105,958	$170,006	$226,535
Transportation	7,789	18,309	16,321	44,617
Industrial	15,108	15,285	32,249	27,790
Other (a)	(10,688)	(5,388)	(15,882)	(14,188)
Total operating income	92,053	134,164	202,694	284,754
Interest expense	10,056	4,368	19,702	8,670
Foreign exchange (gain) loss	(1,404)	14,124	(3,079)	21,860
Other (income) expense, net	(2,050)	6,060	(8,283)	10,487
Income before income taxes	$85,451	$109,612	$194,354	$243,737

(a) Included in “Other” Operating income for the second quarter of 2023 was $3.9 million ($7.2 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, and $2.9 million ($4.8 million year-to-date) of restructuring charges, primarily related to employee termination costs. In addition, during the second quarter of 2023, the Company recognized a $3.9 million impairment charge related to the land and building in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion.

Included in “Other” Operating income for the second quarter of 2022 was $4.8 million ($8.6 million year-to-date) of legal and professional fees and other integration expenses related to the acquisition of C&K and other integration expenses related to completed and contemplated acquisitions, and $0.6 million ($0.8 million year-to-date) of restructuring, impairment and other charges, primarily related to employee termination costs, and $4.8 million year-to-date of purchase accounting inventory step-up charges. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion.

The Company’s net sales by country were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales
United States	$205,793	$224,743	$417,988	$444,981
China	143,570	162,322	277,037	327,104
Other countries (a)	262,634	231,371	526,754	469,681
Total net sales	$611,997	$618,436	$1,221,779	$1,241,766

 The Company’s long-lived assets by country were as follows:

(in thousands)	July 1, 2023	December 31, 2022
Long-lived assets
United States	$75,381	$76,325
China	130,154	129,094
Mexico	104,293	107,119
Germany	41,890	39,635
Philippines	75,216	77,240
Other countries (a)	54,633	51,697
Total long-lived assets	$481,567	$481,110

The Company’s additions to long-lived assets by country were as follows:

	Six Months Ended
(in thousands)	July 1, 2023	July 2, 2022
Additions to long-lived assets
United States	$5,482	$6,527
China	15,228	15,623
Mexico	7,176	14,244
Germany	3,269	2,432
Philippines	3,202	10,138
Other countries (a)	5,602	2,558
Total additions to long-lived assets	$39,959	$51,522

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

Executive Summary

For the second quarter of 2023, the Company recognized net sales of $612.0 million, a decrease of $6.4 million, or 1.0% as compared to $618.4 million in the second quarter of 2022 including $0.5 million or 0.1% of unfavorable changes in foreign exchange rates. The decrease in net sales was due to lower volume in the Electronics segment and the commercial vehicle business within the Transportation segment that more than offset $40.0 million or 6.5% and $4.8 million or 0.8% of incremental net sales from the C&K and Western Automation acquisitions, respectively, and higher volume in the Industrial segment. The Company recognized net income of $70.1 million, or $2.79 per diluted share, in the second quarter of 2023 compared to $87.0 million, or $3.48 per diluted share in the second quarter of 2022. The decrease in net income was primarily due to a decrease in operating income in the Electronics and Transportation segments driven by lower volume.

On June 28, 2023, the Company entered into a definitive purchase agreement to acquire a 200mm wafer fab located in Dortmund, Germany (“Dortmund Fab”) from Elmos Semiconductor SE. The acquisition of the Dortmund Fab is expected to close in early fiscal year 2025. The total purchase price for the fab is approximately 93 million Euro, of which approximately 37 million Euro will be paid after regulatory approvals and approximately 56 million Euro will be paid at closing. The transaction is not expected to have a material impact on the Company’s fiscal year 2023 or 2024 financial results and will be reported in the Electronics-Semiconductor business within the Company’s Electronics segment.

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

Net cash provided by operating activities was $151.6 million for the six months ended July 1, 2023 compared to $165.3 million for the six months ended July 2, 2022. The decrease in net cash provided by operating activities was primarily due to lower cash earnings, partially offset by reductions in working capital.

Risks Related to Market Conditions

The Company continues to operate in a challenging macro environment, including but not limited to, supply chain disruptions, varying regional dynamics, and some pockets of end market softness. The ongoing war in Ukraine has had a modest impact on the Company, as the Company suspended sales into and purchases from Russia. The Company does not have any direct operations in Ukraine or Russia.

Results of Operations

The following table summarizes the Company’s unaudited condensed consolidated results of operations for the periods presented. The second quarter of 2023 includes $3.9 million ($7.2 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, and $2.9 million ($4.8 million year-to-date) of restructuring charges, primarily related to employee termination costs. In addition, during the second quarter of 2023, the Company recognized a $3.9 million impairment charge related to the land and building in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion.

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

	Second Quarter				First Six Months
(in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Net sales	$611,997	$618,436	$(6,439)	(1.0)%	$1,221,779	$1,241,766	$(19,987)	(1.6)%
Cost of sales	377,165	355,465	21,700	6.1%	741,990	720,199	21,791	3.0%
Gross profit	234,832	262,971	(28,139)	(10.7)%	479,789	521,567	(41,778)	(8.0)%
Operating expenses	142,779	128,807	13,972	10.8%	277,095	236,813	40,282	17.0%
Operating income	92,053	134,164	(42,111)	(31.4)%	202,694	284,754	(82,060)	(28.8)%
Income before income taxes	85,451	109,612	(24,161)	(22.0)%	194,354	243,737	(49,383)	(20.3)%
Income taxes	15,380	22,596	(7,216)	(31.9)%	35,538	39,203	(3,665)	(9.3)%
Net income	$70,071	$87,016	$(16,945)	(19.5)%	$158,816	$204,534	$(45,718)	(22.4)%

Net Sales

Net sales decreased $6.4 million, or 1.0%, for the second quarter of 2023 compared to the second quarter of 2022 including $0.5 million or 0.1% of unfavorable changes in foreign exchange rates. The sales decrease was due to lower volume in the Electronics segment and the commercial vehicle business within the Transportation segment that more than offset $40.0 million or 6.5% and $4.8 million or 0.8% of incremental net sales associated with the C&K and Western Automation acquisitions included in the Electronics and Industrial segments, respectively, and higher volume from the Industrial segment.

Net sales decreased $20.0 million, or 1.6%, for the first six months of 2023 compared to the first six months of 2022, including $10.4 million or 0.8% of unfavorable changes in foreign exchange rates. The sales decrease was primarily due to lower volume in the Electronics segment and the commercial vehicle business within the Transportation segment that more than offset $82.5 million or 6.6% and $7.5 million or 0.6% incremental net sales associated with the C&K and Western Automation acquisitions included in the Electronics and Industrial segments, respectively, and higher volume from the Industrial segment.

Cost of Sales

Cost of sales was $377.2 million, or 61.6% of net sales, in the second quarter of 2023, compared to $355.5 million, or 57.5% of net sales, in the second quarter of 2022. As a percent of net sales, cost of sales increased 4.1% driven by lower volume in the Electronics segment and the commercial vehicle business within the Transportation segment.

Cost of sales was $742.0 million, or 60.7% of net sales, in the first six months of 2023, compared to $720.2 million, or 58.0% of net sales, in the first six months of 2022. As a percent of net sales, cost of sales increased 2.7% driven by lower volume in the Electronics segment and the commercial vehicle business within the Transportation segment, partially offset by volume leverage, and favorable product mix from the Industrial segment.

Gross Profit

Gross profit was $234.8 million, or 38.4% of net sales, in the second quarter of 2023 compared to $263.0 million, or 42.5% of net sales, for the second quarter of 2022. The $28.1 million decrease in gross profit was primarily due to lower volume in the Electronics segment and the commercial vehicle business within the Transportation segment, partially offset by the acquisition of C&K within Electronics segment.

Gross profit was $479.8 million, or 39.3% of net sales, in the first six months of 2023 compared to $521.6 million, or 42.0% of net sales, for the first six months of 2022. The $41.8 million decrease in gross profit was primarily due to lower volume in the Electronics segment and the commercial vehicle business within the Transportation segment, partially offset by the acquisition of C&K within Electronics segment, and volume leverage and favorable product mix from the Industrial segment and $4.8 million or 0.4% of purchase accounting inventory charges recorded during the first six months of 2022.

Operating Expenses

Operating expenses were $142.8 million, or 23.3% of net sales, for the second quarter of 2023 compared to $128.8 million, or 20.8% of net sales, for the second quarter of 2022. The increase in operating expenses of $14.0 million was primarily due to higher restructuring, impairment, and other charges of $6.2 million, including a $3.9 million impairment charge related to the land and building in the commercial vehicle business within the Transportation segment, and higher amortization, selling, general, and administrative, and research and development expenses of $5.3 million, $1.5 million, and $1.0 million, respectively mainly due to the C&K and Western Automation acquisitions. This increase in operating expenses was partially offset by lower variable incentive compensation expense.

Operating expenses were $277.1 million, or 22.7% of net sales, for the first six months of 2023 compared to $236.8 million, or 19.1%of net sales, for the first six months of 2022. The increase in operating expenses of $40.3 million was primarily due to higher selling, general, and administrative expenses of $14.3 million, higher amortization expense of $9.4 million and research and development expenses of $8.7 million mainly due to the C&K and Western Automation acquisitions, and higher restructuring, impairment, and other charges of $7.9 million, including a $3.9 million impairment charge related to the land and building in the commercial vehicle business within the Transportation segment. This increase in operating expenses was partially offset by lower variable incentive compensation expense.

Operating Income

Operating income was $92.1 million, representing a decrease of $42.1 million, or 31.4%, for the second quarter of 2023 compared to $134.2 million for the second quarter of 2022. The decrease in operating income was due to lower gross profit from the Electronics and Transportation segments and higher operating expenses as noted above. Operating margins decreased from 21.7% in the second quarter of 2022 to 15.0% in the second quarter of 2023 driven by lower volume in the Electronics and Transportation segments and the higher operating expenses mentioned above.

Operating income was $202.7 million, representing a decrease of $82.1 million, or 28.8%, for the first six months of 2023 compared to $284.8 million for the first six months of 2022. The decrease in operating income was due to lower gross profit from the Electronics and Transportation segments and higher operating expenses as noted above. Operating margins decreased from 22.9% in the first six months of 2022 to 16.6% in the first six months of 2023 driven by lower volume in the Electronics and Transportation segments and the higher operating expenses mentioned above.

Income Before Income Taxes

Income before income taxes was $85.5 million, or 14.0% of net sales, for the second quarter of 2023 compared to $109.6 million, or 17.7% of net sales, for the second quarter of 2022. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily impacted by foreign exchange gains of $1.4 million in the second quarter of 2023 compared to foreign exchange losses of $14.1 million during the second quarter of 2022 and lower unrealized losses of $6.7 million compared to the second quarter of 2022 related to one of the Company's equity investments.

Income before income taxes was $194.4 million, or 15.9% of net sales, for the first six months of 2023 compared to $243.7 million, or 19.6% of net sales, for the first six months of 2022. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily impacted by foreign exchange gains of $3.1 million during the six months ended July 1, 2023 compared to foreign exchange losses of $21.9 million during the six months ended July 2, 2022, unrealized gains of $0.7 million during the six months ended July 1, 2023 compared to unrealized losses of $12.5 million during the six months ended July 2, 2022 related to one of the Company's equity investments.

Income Taxes

Income tax expense for the second quarter of 2023 was $15.4 million, or an effective tax rate of 18.0%, compared to $22.6 million, or an effective tax rate of 20.6%, for the second quarter of 2022. The effective tax rate for the second quarter of 2023 is lower than the effective tax rate for the comparable 2022 period, primarily due to the impact of foreign exchange losses with no related tax benefit in the 2022 period.

Income tax expense for the first six months of 2023 was $35.5 million, or an effective tax rate of 18.3%, compared to $39.2 million, or an effective tax rate of 16.1%, for the first six months of 2022. The effective tax rate for the first six months of 2023 is higher than the effective tax rate for the comparable 2022 period, primarily due to the impact of a one-time deduction in the first quarter of 2022 that resulted in a net benefit of $7.2 million from the dissolution of one of the Company’s affiliates. The effective tax rates for both periods were lower than the applicable U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions, while for the 2022 period, the effective tax rate was also lower due to the impact of the one-time deduction previously noted.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Transportation and Industrial. Segment information is described more fully in Note 15, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales by segment:

	Second Quarter				First Six Months
(in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Electronics	$350,147	$358,176	$(8,029)	(2.2)%	$708,740	$723,997	$(15,257)	(2.1)%
Transportation	172,048	182,027	(9,979)	(5.5)%	338,689	366,531	(27,842)	(7.6)%
Industrial	89,802	78,233	11,569	14.8%	174,350	151,238	23,112	15.3%
Total	$611,997	$618,436	$(6,439)	(1.0)%	$1,221,779	$1,241,766	$(19,987)	(1.6)%

Electronics Segment

Net sales decreased $8.0 million, or 2.2%, in the second quarter of 2023 compared to the second quarter of 2022 and included unfavorable changes in foreign exchange rates of $0.1 million. The sales decrease was mainly due to lower volume from the Electronics products business driven by inventory rebalancing at certain distributors and reduced demand across certain electronics markets, including consumer facing and personal electronics, and telecom, which more than offset the incremental net sales of $40.0 million from the C&K acquisition and $1.4 million of higher volume from the semiconductor business driven by increased demand predominantly in our industrial and medical end markets.

Net sales decreased $15.3 million, or 2.1%, in the first six months of 2023 compared to the first six months quarter of 2022 and included unfavorable changes in foreign exchange rates of $4.9 million. The sales decrease was mainly due to lower volume from the Electronics products business driven by inventory rebalancing at certain distributors and reduced demand across certain electronics markets, including consumer facing and personal electronics, and telecom, which more than offset the incremental net sales of $82.5 million from the C&K acquisition and $15.5 million of higher volume from the semiconductor business driven by increased demand predominantly in our industrial and medical end markets.

Transportation Segment

Net sales decreased $10.0 million, or 5.5%, in the second quarter of 2023 compared to the second quarter of 2022 and included unfavorable changes in foreign exchange rates of $0.2 million. The sale decrease was mainly from the commercial vehicle business which had net sales decline of $15.7 million driven by reduced demand largely due to inventory rebalancing at certain distributors and customers, and some demand reduction in commercial vehicle end markets, partially offset by an increase of $6.1 million from the passenger car products business driven by global car build growth, as well as the ongoing electronification and electrification of vehicles.

Net sales decreased $27.8 million, or 7.6%, in the first six months of 2023 compared to the first six months of 2022 and included unfavorable changes in foreign exchange rates of $4.9 million. The commercial vehicle business net sales declined $25.4 million driven by reduced demand largely due to inventory rebalancing at certain distributors and customers, and some demand reduction in commercial vehicle end markets, partially offset by an increase of $3.3 million from the passenger car products business driven by the ongoing electronification and electrification of vehicles. The automotive sensors business had net sales declines of $5.7 million primarily due to lower demand in China.

Industrial Segment

Net sales increased by $11.6 million, or 14.8%, in the second quarter of 2023 compared to the second quarter of 2022, which included unfavorable changes in foreign exchange rates of $0.2 million. The sales increase was primarily due to higher growth across various markets including construction/MRO, renewables and industrial safety end markets, and the acquisition of Western Automation which contributed net sales of $4.8 million.

Net sales increased by $23.1 million, or 15.3%, in the first six months of 2023 compared to the first six months of 2022, which included unfavorable changes in foreign exchange rates of $0.6 million. The sales increase was primarily due to higher volume in the construction/MRO, renewables, and industrial safety end markets, and the acquisition of Western Automation which contributed net sales of $7.5 million.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Second Quarter				First Six Months
(in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Asia-Pacific	$229,691	$252,809	$(23,118)	(9.1)%	$457,703	$513,027	$(55,324)	(10.8)%
Americas	227,896	247,591	(19,695)	(8.0)%	461,750	484,821	(23,071)	(4.8)%
Europe	154,410	118,036	36,374	30.8%	302,326	243,918	58,408	23.9%
Total	$611,997	$618,436	$(6,439)	(1.0)%	$1,221,779	$1,241,766	$(19,987)	(1.6)%

Asia-Pacific

Net sales decreased $23.1 million, or 9.1%, in the second quarter of 2023 compared to the second quarter of 2022 and included unfavorable changes in foreign exchange rates of $2.7 million. The decrease in net sales was primarily due to lower net sales across all businesses within the Electronics segment and lower net sales from the commercial vehicle business within the Transportation segments, partially offset by incremental sales from the acquisition of C&K.

Net sales decreased $55.3 million, or 10.8%, in the first six months of 2023 compared to the first six months of 2022 and included unfavorable changes in foreign exchange rates of $6.6 million. The decrease in net sales was primarily due to lower net sales from electronics products business within the Electronics segment and lower net sales from the commercial vehicle and automotive sensors businesses within the Transportation segments, partially offset by incremental sales from the acquisition of C&K.

Americas

Net sales decreased $19.7 million, or 8.0%, in the second quarter of 2023 compared to the second quarter of 2022 and included unfavorable changes in foreign exchange rates of $0.1 million. The decrease in net sales was primarily due to lower volume from the Electronics products business within the Electronics segment and lower volume from the commercial vehicle business within the Transportation segment, partially offset by incremental sales from C&K acquisition within the Electronics segment, and higher sales within the Industrial segment compared to the second quarter of 2022.

Net sales decreased $23.1 million, or 4.8%, in the first six months of 2023 compared to the first six months of 2022 and included unfavorable changes in foreign exchange rates of $0.4 million. The decrease in net sales was primarily due to lower volume from the Electronics products business within the Electronics segment and lower sales across all businesses within the Transportation segment, partially offset by incremental sales from C&K acquisition within the Electronics segment and higher sales within the Industrial segment compared to the first six months of 2022.

Europe

Net sales increased $36.4 million, or 30.8%, in the second quarter of 2023 compared to the second quarter of 2022 and included favorable changes in foreign exchange rates of $2.3 million. The increase in net sales was primarily due to incremental sales from the acquisition of C&K, increased volume from the semiconductor business within the Electronics segment and the passenger car products business within the Transportation segment, and incremental sales from the Western Automation acquisition included within the Industrial segment compared to the second quarter of 2022.

Net sales increased $58.4 million, or 23.9%, in the first six months of 2023 compared to the first six months of 2022 and included unfavorable changes in foreign exchange rates of $3.4 million. The increase in net sales was primarily due to incremental sales from the acquisition of C&K, increased volume from the semiconductor business within the Electronics segment, and incremental sales from the Western Automation acquisition included within the Industrial segment compared to the first six months of 2022, partially offset by lower net sales from the Electronics products business within the Electronics segment.

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

Cash and cash equivalents were $480.7 million as of July 1, 2023, a decrease of $81.8 million as compared to December 31, 2022. As of July 1, 2023, $127.4 million of the Company's $480.7 million cash and cash equivalents was held by U.S. subsidiaries.

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the three and six months ended July 1, 2023, the Company made payments of $1.9 million and $3.8 million on its term loan, respectively. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $292.5 million, respectively, as of July 1, 2023.

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

As of July 1, 2023, the effective interest rate on revolving loan and term loan outstanding borrowings was 6.45%.

As of July 1, 2023, the Company had $0.2 million outstanding letters of credit under the Credit Facility and had $599.8 million of borrowing capacity available under the revolving Credit Facility. As of July 1, 2023, the Company was in compliance with all covenants under the Credit Agreement.

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

Debt Covenants
The Company was in compliance with all covenants under the Credit Agreement and Senior Notes as of July 1, 2023 and currently expects to remain in compliance based on management’s estimates of operating and financial results for 2023. As of July 1, 2023, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions
On June 28, 2023, the Company entered into a definitive purchase agreement to acquire a 200mm wafer fab located in Dortmund, Germany (“Dortmund Fab”) from Elmos Semiconductor SE. The acquisition of the Dortmund Fab is expected to close in early fiscal year 2025. The total purchase price for the fab is approximately 93 million Euro, of which approximately 37 million Euro will be paid after regulatory approvals and approximately 56 million Euro will be paid at closing. The transaction is not expected to have a material impact on the Company’s fiscal year 2023 or 2024 financial results and will be reported in the Electronics-Semiconductor business within the Company’s Electronics segment.

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

Dividends

During the second quarter of 2023 the Company paid quarterly dividends of $14.9 million to the shareholders. On August 1, 2023, the Company announced the declaration of a quarterly cash dividend of $0.65 per share, a 8% increase from the first quarter, payable on September 7, 2023 to stockholders of record as of August 24, 2023.

Cash Flow Overview

	First Six Months
(in thousands)	2023	2022
Net cash provided by operating activities	$151,633	$165,322
Net cash used in investing activities	(199,020)	(65,367)
Net cash (used in) provided by financing activities	(32,686)	245,017
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,772)	(15,511)
(Decrease) increase in cash, cash equivalents, and restricted cash	(81,845)	329,461
Cash, cash equivalents, and restricted cash at beginning of period	564,939	482,836
Cash, cash equivalents, and restricted cash at end of period	$483,094	$812,297

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $151.6 million for the six months ended July 1, 2023 compared to $165.3 million for the six months ended July 2, 2022. The decrease in net cash provided by operating activities was primarily due to lower cash earnings, partially offset by reductions in working capital.

Cash Flow from Investing Activities

Net cash used in investing activities was $199.0 million for the six months ended July 1, 2023 compared to $65.4 million during the six months ended July 2, 2022. Net cash paid for acquisitions was $158.3 million and $9.8 million during the six months ended July 1, 2023 and July 2, 2022, respectively. Capital expenditures were $41.5 million, representing a decrease of $14.7 million compared to six months ended July 2, 2022. During the six months ended July 1, 2023 and July 2, 2022, the Company received proceeds of $0.7 million from the sale of a property within the Electronics segment, and $0.5 million from the sale of a property within the Transportation segment, respectively.

Cash Flow from Financing Activities

Net cash used in financing activities was $32.7 million for the six months ended July 1, 2023 compared to net cash provided by financing activities of $245.0 million for the six months ended July 2, 2022. On June 30, 2022, the Company amended its Credit Agreement and borrowed $300.0 million through a term loan. During the six months ended July 1, 2023, the Company made payments of $3.8 million on the term loan. During the six months ended July 2, 2022, the Company paid $25.0 million of U.S. Senior Notes, Series A due on February 15, 2022. Additionally, the Company paid dividends of $29.8 million and $26.2 million in the six months ended July 1, 2023 and July 2, 2022, respectively.

Share Repurchase Program

On April 28, 2021, the Company announced that the Board of Directors authorized a new three-year program to repurchase up to $300 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program.

The Company did not repurchase shares of its common stock for the three and six months ended July 1, 2023, and July 2, 2022.

Off-Balance Sheet Arrangements

As of July 1, 2023, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. During the six months ended July 1, 2023, there were no significant changes in the application of critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. During the six months ended July 1, 2023, there have been no material changes in the Company's exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 1, 2023. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended July 1, 2023, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no other changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company did not repurchase shares of its common stock for the three months ended July 1, 2023 and July 2, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended July 1, 2023.

ITEM 6. EXHIBITS

Exhibit	Description
10.1
First Amendment to Amended and Restated Littelfuse, Inc. Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed April 28, 2023, File No. 0-20388, and incorporated herein by reference).

31.1*	Certification of David W. Heinzmann, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Meenal A. Sethna, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LITTELFUSE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity , (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Meenal A. Sethna
Meenal A. Sethna
Executive Vice President and Chief Financial Officer

Date: August 2, 2023	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Senior Vice President and Chief Accounting Officer