Form 10-Q
period 2023-09-30
LITTELFUSE INC /DE
filed 2023-11-01
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X]

As of October 27, 2023, the registrant had outstanding 24,902,916 shares of Common Stock, net of Treasury Shares.

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	3
	Condensed Consolidated Statements of Net Income for the three and nine months ended September 30, 2023 (unaudited) and October 01, 2022 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 (unaudited) and October 01, 2022 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 (unaudited) and October 01, 2022 (unaudited)	6
	Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2023 (unaudited) and October 01, 2022 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	41
Signatures		42

ITEM 1. FINANCIAL STATEMENTS
LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$560,056	$562,588
Short-term investments	229	84
Trade receivables, less allowances of $88,440 and $83,562 at September 30, 2023 and December 31, 2022, respectively	327,500	306,578
Inventories	483,075	547,690
Prepaid income taxes and income taxes receivable	3,776	7,215
Prepaid expenses and other current assets	83,684	87,641
Total current assets	1,458,320	1,511,796
Net property, plant, and equipment	478,906	481,110
Intangible assets, net of amortization	612,366	593,970
Goodwill	1,284,343	1,186,922
Investments	23,371	24,121
Deferred income taxes	13,598	14,367
Right of use lease assets, net	51,755	57,382
Other long-term assets	80,267	34,066
Total assets	$4,002,926	$3,903,734
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$166,725	$208,571
Accrued liabilities	143,540	187,057
Accrued income taxes	35,762	41,793
Current portion of long-term debt	135,619	134,874
Total current liabilities	481,646	572,295
Long-term debt, less current portion	857,006	866,623
Deferred income taxes	106,656	100,230
Accrued post-retirement benefits	29,445	28,037
Non-current operating lease liabilities	39,818	45,661
Other long-term liabilities	83,496	79,510
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, September 30, 2023–26,613,883; December 31, 2022–26,445,618	262	261
Additional paid-in capital	1,007,033	974,097
Treasury stock, at cost: 1,711,033 and 1,685,357 shares, respectively	(259,191)	(252,866)
Accumulated other comprehensive loss	(99,526)	(95,764)
Retained earnings	1,755,936	1,585,466
Littelfuse, Inc. shareholders’ equity	2,404,514	2,211,194
Non-controlling interest	345	184
Total equity	2,404,859	2,211,378
Total liabilities and equity	$4,002,926	$3,903,734

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$607,071	$658,880	$1,828,850	$1,900,646
Cost of sales	380,200	402,059	1,122,190	1,122,258
Gross profit	226,871	256,821	706,660	778,388

Selling, general, and administrative expenses	87,204	90,219	270,057	258,820
Research and development expenses	25,484	25,752	77,270	68,796
Amortization of intangibles	16,022	15,567	49,773	39,883
Restructuring, impairment, and other charges	4,516	3,413	13,221	4,265
Total operating expenses	133,226	134,951	410,321	371,764
Operating income	93,645	121,870	296,339	406,624

Interest expense	10,101	8,399	29,803	17,069
Foreign exchange loss	11,776	18,191	8,697	40,051
Other (income) expense, net	(3,527)	(698)	(11,810)	9,789
Income before income taxes	75,295	95,978	269,649	339,715
Income taxes	17,507	20,510	53,045	59,713
Net income	$57,788	$75,468	$216,604	$280,002

Earnings per share:
Basic	$2.32	$3.05	$8.72	$11.32
Diluted	$2.30	$3.02	$8.63	$11.21

Weighted-average shares and equivalent shares outstanding:
Basic	24,893	24,755	24,838	24,726
Diluted	25,143	24,988	25,100	24,986

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$57,788	$75,468	$216,604	$280,002
Other comprehensive (loss) income:
Pension and postemployment adjustment, net of tax	(3)	599	(156)	1,548
Cash flow hedge, net of tax	1,546	7,609	2,141	7,068
Foreign currency translation adjustments	(3,677)	(36,396)	(5,747)	(70,356)
Comprehensive income	$55,654	$47,280	$212,842	$218,262

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2023	October 1, 2022
OPERATING ACTIVITIES
Net income	$216,604	$280,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,510	48,326
Amortization of intangibles	49,773	39,883
Deferred revenue	1,769	(377)
Non-cash inventory charges	—	11,534
Impairment charges	4,742	90
Stock-based compensation	20,132	19,732
Loss on investments and other assets	922	13,740
Deferred income taxes	(689)	(4,320)
Other	7,829	55,334
Changes in operating assets and liabilities:
Trade receivables	(21,752)	(56,431)
Inventories	66,456	(83,803)
Accounts payable	(38,475)	(3,838)
Accrued liabilities and income taxes	(61,359)	(4,399)
Prepaid expenses and other assets	13,678	(2,034)
Net cash provided by operating activities	313,140	313,439
INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(198,810)	(532,772)
Purchases of property, plant, and equipment	(63,166)	(77,773)
Net proceeds from sale of property, plant and equipment, and other	597	565
Net cash used in investing activities	(261,379)	(609,980)
FINANCING ACTIVITIES
Proceeds of term loan	—	300,000
Proceeds of senior notes	—	100,000
Payments of senior notes payable	—	(25,000)
Repayments of other debts	(2,027)	(5,979)
Payments of term loan	(5,625)	(1,875)
Net proceeds related to stock-based award activities	6,481	(1,568)
Debt issuance costs	—	(2,600)
Cash dividends paid	(45,973)	(41,055)
Net cash (used in) provided by financing activities	(47,144)	321,923
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7,965)	(31,963)
Decrease in cash, cash equivalents, and restricted cash	(3,348)	(6,581)
Cash, cash equivalents, and restricted cash at beginning of period	564,939	482,836
Cash, cash equivalents, and restricted cash at end of period	$561,591	$476,255
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$560,056	$474,003
Restricted cash included in prepaid expenses and other current assets	$—	$824
Restricted cash included in other long-term assets	$1,535	$1,428
Cash paid during the period for interest	$33,177	$16,888
Capital expenditures, not yet paid	$9,780	$9,111

 See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Inc. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 31, 2022	$261	$974,097	$(252,866)	$(95,764)	$1,585,466	$184	$2,211,378
Net income	—	—	—	—	88,745	—	88,745
Other comprehensive income, net of tax	—	—	—	13,283	—	—	13,283
Stock-based compensation	—	3,730	—	—	—	—	3,730
Non-controlling interest	—	—	—	—	(66)	66	—
Withheld shares on restricted share units for withholding taxes	—	—	(18)	—	—	—	(18)
Stock options exercised	—	5,238	—	—	—	—	5,238
Cash dividends paid ($0.60 per share)	—	—	—	—	(14,880)	—	(14,880)
Balance at April 1, 2023	$261	$983,065	$(252,884)	$(82,481)	$1,659,265	$250	$2,307,476
Net income	—	—	—	—	70,071	—	70,071
Other comprehensive loss, net of tax	—	—	—	(14,911)	—	—	(14,911)
Stock-based compensation	—	12,545	—	—	—	—	12,545
Non-controlling interest					(45)	$45	—
Withheld shares on restricted share units for withholding taxes	—	—	(5,999)	—	—	—	(5,999)
Stock options exercised	—	2,979	—	—	—	—	2,979
Cash dividends paid ($0.60 per share)	—	—	—	—	(14,910)	—	(14,910)
Balance at July 1, 2023	$261	$998,589	$(258,883)	$(97,392)	$1,714,381	$295	$2,357,251
Net income	—	—	—	—	57,788	—	57,788
Other comprehensive loss, net of tax	—	—	—	(2,134)	—	—	(2,134)
Stock-based compensation	—	3,857	—	—	—	—	3,857
Non-controlling interest					(50)	50	—
Withheld shares on restricted share units for withholding taxes	—	—	(308)	—	—	—	(308)
Stock options exercised	1	4,587	—	—	—	—	4,588
Cash dividends paid ($0.65 per share)	—	—	—	—	(16,183)	—	(16,183)
Balance at September 30, 2023	$262	$1,007,033	$(259,191)	$(99,526)	$1,755,936	$345	$2,404,859

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at January 1, 2022	$260	$946,588	$(248,120)	$(73,463)	$1,268,124	$131	$1,893,520
Net income	—	—	—	—	117,518	—	117,518
Other comprehensive loss, net of tax	—	—	—	(2,203)	—	—	(2,203)
Stock-based compensation	—	3,886	—	—	—	—	3,886
Withheld shares on restricted share units for withholding taxes	—	—	(4)	—	—	—	(4)
Stock options exercised	—	1,021	—	—	—	—	1,021
Cash dividends paid ($0.53 per share)	—	—	—	—	(13,086)	—	(13,086)
Balance at April 2, 2022	$260	$951,495	$(248,124)	$(75,666)	$1,372,556	$131	$2,000,652
Net income	—	—	—	—	87,016	—	87,016
Other comprehensive loss, net of tax	—	—	—	(31,349)	—	—	(31,349)
Stock-based compensation	—	11,382	—	—	—	—	11,382
Withheld shares on restricted share units for withholding taxes	—	—	(4,704)	—	—	—	(4,704)
Stock options exercised	1	2,060	—	—	—	—	2,061
Cash dividends paid ($0.53 per share)	—	—	—	—	(13,115)	—	(13,115)
Balance at July 2, 2022	$261	$964,937	$(252,828)	$(107,015)	$1,446,457	$131	$2,051,943
Net income	—	—	—	—	75,468	—	75,468
Other comprehensive loss, net of tax	—	—	—	(28,188)	—	—	(28,188)
Stock-based compensation	—	4,464	—	—	—	—	4,464
Non-controlling interest	—	—	—	—	(36)	36	—
Stock options exercised	—	58	—	—	—	—	58
Cash dividends paid ($0.60 per share)	—	—	—	—	(14,854)	—	(14,854)
Balance at October 1, 2022	$261	$969,459	$(252,828)	$(135,203)	$1,507,035	$167	$2,088,891

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

1. Summary of Significant Accounting Policies and Other Information

Nature of Operations

Founded in 1927, Littelfuse is a diversified, industrial technology manufacturing company empowering a sustainable, connected, and safer world. Across more than 20 countries, and with approximately 17,000 global associates, the Company partners with customers to design and deliver innovative, reliable solutions. Serving over 100,000 end customers, the Company’s products are found in a variety of industrial, transportation and electronics end markets – everywhere, every day.

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

Revenue Recognition

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three and nine months ended September 30, 2023 and October 1, 2022:

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$152,410	$—	$—	$152,410	$453,860	$—	$—	$453,860
Electronics – Semiconductor	191,523	—	—	191,523	598,813	—	—	598,813
Passenger Car Products	—	72,524	—	72,524	—	200,104	—	200,104
Automotive Sensors	—	23,205	—	23,205	—	66,839	—	66,839
Commercial Vehicle Products	—	81,290	—	81,290	—	248,765	—	248,765
Industrial Products	—	—	86,119	86,119	—	—	260,469	260,469
Total	$343,933	$177,019	$86,119	$607,071	$1,052,673	$515,708	$260,469	$1,828,850

	Three Months Ended October 1, 2022				Nine Months Ended October 1, 2022
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$188,916	$—	$—	$188,916	$521,172	$—	$—	$521,172
Electronics – Semiconductor	208,713	—	—	208,713	600,454	—	—	600,454
Passenger Car Products	—	62,280	—	62,280	—	186,552	—	186,552
Automotive Sensors	—	22,998	—	22,998	—	72,336	—	72,336
Commercial Vehicle Products	—	96,457	—	96,457	—	289,378	—	289,378
Industrial Products	—	—	79,516	79,516			230,754	230,754
Total	$397,629	$181,735	$79,516	$658,880	$1,121,626	$548,266	$230,754	$1,900,646

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash at September 30, 2023 and December 31, 2022 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

(in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$560,056	$562,588
Restricted cash included in prepaid expenses and other current assets	—	802
Restricted cash included in other long-term assets	1,535	1,549
Total cash, cash equivalents, and restricted cash	$561,591	$564,939

Recently Issued Accounting Standards

In October 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-06, "Disclosure Improvements". The amendments in this update represent changes to clarify or improve the disclosure or presentation requirements of a variety of Topics in the ASC. The Company may be affected by one or more of those amendments. The amendments in this ASU should be applied prospectively and will not be effective until June 30, 2027. The company is currently evaluating the potential effects of these amendments on its Condensed Consolidated Financial Statements.

In March 2023, the FASB issued ASU No. 2023-01, "Leases (Topic 842): Common Control Arrangements". The standard requires that leasehold improvements associated with common control leases be: 1) Amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease. However, if the lessor obtained the right to control the use of the underlying asset through a lease with another entity not within the same common control group, the amortization period may not exceed the amortization period of the common control group. 2) Accounted for as a transfer between entities under common control through an adjustment to equity (or net assets for not-for-profit entities) if, and when, the lessee no longer controls the use of the underlying asset. Additionally, those leasehold improvements are subject to the impairment guidance in Topic 360, Property, Plant, and Equipment. This standard is effective on January 1, 2024. The Company does not expect any material effect on the Company's Condensed Consolidated Financial Statements.

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

Dortmund Fab

On June 28, 2023, the Company entered into a definitive purchase agreement to acquire a 200mm wafer fab located in Dortmund, Germany (“Dortmund Fab”) from Elmos Semiconductor SE. The acquisition of the Dortmund Fab is expected to close in early fiscal year 2025. The total purchase price for the fab is approximately 93 million Euro, of which 37.2 million Euro down payment (approximately $40.5 million) recorded in Other long-term assets in the Condensed Consolidated Balance Sheets was paid in the third quarter after regulatory approvals and approximately 56 million Euro will be paid at closing. The transaction is not expected to have a material impact on the Company’s fiscal year 2023 or 2024 financial results and will be reported in the Electronics-Semiconductor business within the Company’s Electronics segment.

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

Included in the Company’s Condensed Consolidated Statements of Net Income for the three and nine months ended September 30, 2023 are net sales of $2.7 million and $10.2 million respectively, and a loss before income taxes of $1.0 million and $0.8 million, respectively, since the February 3, 2023 acquisition of Western Automation.

During the nine months ended September 30, 2023, the Company incurred approximately $1.2 million of legal and professional fees related to the Western Automation acquisition recognized as Selling, general, and administrative expenses. These costs were reflected as other non-segment costs.

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

The acquisition was funded through a combination of cash on hand and debt. The total purchase consideration of $523.0 million, net of cash acquired, has been allocated to assets acquired and liabilities assumed, as of the completion of the acquisition, based on estimated fair values.

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

During the nine months ended September 30, 2023, the Company recorded measurement period adjustments to increase other non-current liabilities of $4.2 million associated with uncertain tax positions, income taxes payable of $0.2 million, and reduce accrued liabilities of $0.3 million and deferred tax liabilities of $0.2 million. As a result of these adjustments, goodwill was increased by $3.9 million.

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

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except per share amounts)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$607,071	$669,956	$1,830,736	$1,376,586
Income before income taxes	75,071	107,585	271,165	271,474
Net income	57,591	83,713	217,930	222,514
Net income per share — basic	2.31	3.38	8.77	12.38
Net income per share — diluted	2.29	3.35	8.68	12.26

Pro forma results presented above primarily reflect the following adjustments:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Amortization (a)	$—	$(1,512)	$(479)	$(8,951)
Depreciation	—	451	—	1,979
Transaction costs (b)	(224)	3,772	1,203	8,015
Amortization of inventory step-up (c)	—	6,765	—	11,534
Interest expense (d)	—	497	—	815
Income tax benefit (expense) of above items	28	(2,644)	(91)	(3,893)

(a) The amortization adjustment for the nine months ended September 30, 2023 and three and nine months ended October 1, 2022 primarily reflects incremental amortization resulting from the measurement of intangibles at their fair values.
(b) The transaction cost adjustments reflect the reversal of certain legal and professional fees from the three and nine months ended September 30, 2023 and three and nine months ended October 1, 2022, and recognition of those fees during the three and nine months ended September 30, 2023.
(c) The amortization of inventory step-up adjustment reflects the reversal of the amount recognized related to the Carling acquisition during the three months ended April 2, 2022. The inventory step-up was amortized over four months as the inventory was sold.
(d) The interest expense adjustment reflects incremental interest expense related to the financing of the C&K acquisition.

3. Inventories

The components of inventories at September 30, 2023 and December 31, 2022 are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Raw materials	$214,588	$231,043
Work in process	134,657	134,792
Finished goods	192,365	226,215
Inventory reserves	(58,535)	(44,360)
Total	$483,075	$547,690

4. Property, Plant, and Equipment

The components of net property, plant, and equipment at September 30, 2023 and December 31, 2022 are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Land and land improvements	$21,579	$22,089
Building and building improvements	194,322	191,733
Machinery and equipment	846,065	812,540
Accumulated depreciation	(583,060)	(545,252)
Total	$478,906	$481,110

The Company recorded depreciation expense of $17.9 million and $17.0 million for the three months ended September 30, 2023 and October 1, 2022, respectively, and $53.5 million and $48.3 million for the nine months ended September 30, 2023 and October 1, 2022, respectively.

5. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill by segment for the nine months ended September 30, 2023 are as follows:

(in thousands)	Electronics	Transportation	Industrial	Total
Net book value of goodwill as of December 31, 2022
Gross goodwill as of December 31, 2022	$909,167	$234,793	$84,889	$1,228,849
Accumulated impairment losses as of December 31, 2022	—	(33,401)	(8,526)	(41,927)
Total	909,167	201,392	76,363	1,186,922
Changes during 2023:
Additions (a)	3,879	—	94,823	98,702
Currency translation	676	(1,616)	(341)	(1,281)
Net book value of goodwill as of September 30, 2023
Gross goodwill as of September 30, 2023	913,722	232,668	179,401	1,325,791
Accumulated impairment losses as of September 30, 2023	—	(32,892)	$(8,556)	(41,448)
Total	$913,722	$199,776	$170,845	$1,284,343
(a) The additions resulted from the acquisitions of Western Automation and measurement period adjustment related to the C&K acquisition.
The components of other intangible assets as of September 30, 2023 and December 31, 2022 are as follows:

	As of September 30, 2023
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$17,133	$2,579	$14,554
Patents, licenses, and software	269,219	154,983	114,236
Distribution network	42,888	42,888	—
Customer relationships, trademarks, and tradenames	679,246	195,670	483,576
Total	$1,008,486	$396,120	$612,366

	December 31, 2022
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$17,938	$2,299	$15,639
Patents, licenses, and software	259,603	140,208	119,395
Distribution network	41,733	40,955	778
Customer relationships, trademarks, and tradenames	623,721	165,563	458,158
Total	$942,995	$349,025	$593,970

During the three months ended September 30, 2023 and October 1, 2022, the Company recorded amortization expense of $16.0 million and $15.6 million, respectively. During the nine months ended September 30, 2023 and October 1, 2022, the Company recorded amortization expense of $49.8 million and $39.9 million, respectively.

During the nine months ended September 30, 2023, the Company recorded additions to intangible assets of $68.0 million, related to the Western Automation acquisition, the components of which were as follows:

(in thousands)	Weighted Average Useful Life	Amount
Patents, licenses, and software	6.7	$11,500
Customer relationships, trademarks, and tradenames	14.7	56,500
Total		$68,000

Estimated annual amortization expense related to intangible assets with definite lives as of September 30, 2023 is as follows:

(in thousands)	Amount
2023	$65,693
2024	62,578
2025	62,258
2026	51,475
2027	49,470
2028 and thereafter	370,665
Total	$662,139

6. Accrued Liabilities

The components of accrued liabilities as of September 30, 2023 and December 31, 2022 are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Employee-related liabilities	$68,367	$99,089
Current lease liability	11,839	12,841
Other non-income taxes	8,639	10,594
Professional services	6,159	7,160
Other customer reserves	4,804	5,064
Interest	3,687	4,449
Deferred revenue	2,126	2,593
Restructuring liability	2,075	2,434
Current benefit liability	1,318	1,318
Other	34,526	41,515
Total	$143,540	$187,057

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

7. Restructuring, Impairment, and Other Charges

The Company recorded restructuring, impairment, and other charges for the three and nine months ended September 30, 2023 and October 1, 2022 as follows:

	Three months ended September 30, 2023				Nine months ended September 30, 2023
(in thousands)	Electronics	Transportation	Industrial	Total	Electronics	Transportation	Industrial	Total
Employee terminations	$1,174	$1,665	$293	$3,132	$2,833	$2,598	$887	$6,318
Other restructuring charges	64	138	364	566	321	822	1,018	2,161
Total restructuring charges	1,238	1,803	657	3,698	3,154	3,420	1,905	8,479
Impairment	—	—	818	818	—	3,870	872	4,742
Total	$1,238	$1,803	$1,475	$4,516	$3,154	$7,290	$2,777	$13,221

	Three months ended October 1, 2022				Nine months ended October 1, 2022
(in thousands)	Electronics	Transportation	Industrial	Total	Electronics	Transportation	Industrial	Total
Employee terminations	$1,401	$1,574	$—	$2,975	$1,807	$1,997	$—	$3,804
Other restructuring charges	73	365	—	438	76	385	—	461
Total	$1,474	$1,939	$—	$3,413	$1,883	$2,382	$—	$4,265

2023
For the three and nine months ended September 30, 2023, the Company recorded total restructuring charges of $3.7 million and $8.5 million, respectively, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions within the Transportation segment’s commercial vehicle business, and the reorganization of certain selling and administrative functions within the Electronics segment due to the C&K acquisition. During the third quarter of 2023, the Company recognized a $0.8 million impairment charge substantially related to certain patents in a business within the Industrial segment. In addition, during the second quarter of 2023, the Company recognized a $3.9 million impairment charge related to the land and building of a property in the commercial vehicle business within the Transportation segment that the Company made the decision to donate.

2022
For the three and nine months ended October 1, 2022, the Company recorded total restructuring charges of $3.4 million and $4.3 million, respectively. primarily for employee termination costs. These charges are primarily related to the reorganization of certain manufacturing, selling and administrative functions within the passenger vehicle and automotive sensor businesses in the Transportation segment and the reorganization of selling and administrative functions due to the C&K acquisition within the Electronics segment.

The restructuring liability as of September 30, 2023 and December 31, 2022 is $2.1 million and $2.4 million, respectively. The restructuring liability is included within accrued liabilities in the Condensed Consolidated Balance Sheets. The Company anticipates the remaining payments associated with employee terminations will primarily be completed in the third quarter fiscal year 2024.

8. Debt

The carrying amounts of debt at September 30, 2023 and December 31, 2022 are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Revolving Credit Facility	$100,000	$100,000
Term Loan	290,625	296,250
Euro Senior Notes, Series A due 2023	123,605	124,716
Euro Senior Notes, Series B due 2028	100,363	101,265
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	50,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
U.S. Senior Notes, due 2032	100,000	100,000
Other	7,056	9,113
Unamortized debt issuance costs	(4,024)	(4,847)
Total debt	992,625	1,001,497
Less: Current maturities	(135,619)	(134,874)
Total long-term debt	$857,006	$866,623

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the three and nine months ended September 30, 2023, the Company made payments of $1.9 million and $5.6 million on its term loan, respectively. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $290.6 million, respectively, as of September 30, 2023.

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

As of September 30, 2023, the effective interest rate on revolving loan and term loan outstanding borrowings was 6.67%.

As of September 30, 2023, the Company had $0.2 million outstanding letters of credit under the Credit Facility and had $599.8 million of borrowing capacity available under the revolving Credit Facility. As of September 30, 2023, the Company was in compliance with all covenants under the Credit Agreement.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At September 30, 2023, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $11.9 million and $8.5 million for the three months ended September 30, 2023 and October 1, 2022, respectively, and $33.2 million and $16.9 million for the nine months ended September 30, 2023 and October 1, 2022, respectively.

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

Cash Equivalents

Cash equivalents primarily consist of money market funds, certificates of deposit, and short-term time deposits, which are held with institutions with sound credit ratings and are highly liquid. The Company classified cash equivalents as Level 1 and are valued at cost which approximates fair value.

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

Derivatives Not Designated as Hedging Instruments

On July 14, 2022, the Company entered into a foreign currency exchange forward contract to mitigate the currency fluctuation risk between the Euro and U.S. dollar on its Euro denominated Senior Notes, Series A due 2023. The notional value of the forward contract at July 14, 2022 was €117.0 million and expires on December 7, 2023. The foreign currency contract was not designated as a hedge instrument and is marked to market on a monthly basis. As a result, changes in fair value are reported in Foreign exchange loss in the Condensed Consolidated Statements of Operations. The fair value of the foreign currency forward contract was valued using market exchange rates by a third party and classified as a Level 2 input under the fair value hierarchy.

As of September 30, 2023 and December 31, 2022, the fair values of our derivative financial instrument and their classifications on the Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Consolidated Balance Sheet Classification	September 30, 2023	December 31, 2022
Derivatives Designated as Hedging Instruments
Interest rate swap agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$4,963	$3,939
	Other long-term assets	$6,533	$4,740
Derivatives Not Designated as Hedging Instruments
Foreign exchange forward contract	Prepaid expenses and other current assets	$2,862	$6,186

The pre-tax (gains) losses recognized on derivative financial instruments in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and October 1, 2022 were as follows:

		Three Months Ended		Nine Months Ended
(in thousands)	Classification of (Gain) Loss Recognized in the Condensed Consolidated Statements of Operations	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Derivatives designated as cash flow hedges
Interest rate swap agreement	Interest expense, net	$(1,252)	$314	$(3,246)	$335
Derivatives Not Designated as Hedging Instruments
Foreign exchange forward contract	Foreign exchange loss	$4,310	$3,209	$3,226	$3,209

The pre-tax gains recognized on derivative financial instruments in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and October 1, 2022 was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Derivatives designated as cash flow hedges
Interest rate swap agreement	$(2,034)	$(10,012)	$(2,817)	$(9,300)

The pre-tax gain of $5.0 million from accumulated other comprehensive loss to earnings is expected to be recognized during the next twelve months.

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

There were no changes during the quarter ended September 30, 2023 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of September 30, 2023 and December 31, 2022, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of September 30, 2023:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$427,671	$—	$—	$427,671
Investments in equity securities	9,703	—	—	9,703
Mutual funds	18,192	—	—	18,192
Total	$455,566	$—	$—	$455,566

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 31, 2022:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$304,101	$—	$—	$304,101
Investments in equity securities	10,653	—	—	10,653
Mutual funds	14,094	—	—	14,094
Total	$328,848	$—	$—	$328,848

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s revolving and term loan debt facilities' fair values approximate book value at September 30, 2023 and December 31, 2022, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series A due 2023	$123,605	$122,830	$124,716	$122,270
Euro Senior Notes, Series B due 2028	100,363	87,722	101,265	87,119
USD Senior Notes, Series B due 2027	100,000	92,866	100,000	93,764
USD Senior Notes, Series A due 2025	50,000	48,338	50,000	48,145
USD Senior Notes, Series B due 2030	125,000	109,188	125,000	112,028
USD Senior Notes, due 2032	100,000	86,977	100,000	90,131

10. Benefit Plans

The Company has Company-sponsored and mandatory defined benefit pension plans covering employees in the United Kingdom ("U.K."), Germany, the Philippines, China, Japan, Mexico, Italy and France. The amount of the retirement benefits provided under the plans is generally based on years of service and final average pay.

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other (income) expense, net in the Condensed Consolidated Statements of Net Income. The components of net periodic benefit cost for the three and nine months ended September 30, 2023 and October 1, 2022 were as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Components of net periodic benefit cost:
Service cost	$700	$725	$2,087	$2,243
Interest cost	961	607	2,850	1,879
Expected return on plan assets	(470)	(361)	(1,409)	(1,144)
Amortization of prior service and net actuarial loss	12	92	34	289
Net periodic benefit cost	$1,203	$1,063	$3,562	$3,267

The Company expects to make approximately $2.0 million of contributions to the plans and pay $1.9 million of benefits directly in 2023.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. The Company recorded expense of $0.4 million and $0.5 million for the three months ended September 30, 2023 and October 1, 2022, respectively, and $1.1 million and $1.5 million for the nine months ended September 30, 2023 and October 1, 2022, respectively, in Cost of Sales and Other (income) expense, net within the Condensed Consolidated Statements of Net Income. The pre-tax (gains) losses amount recognized in other comprehensive (loss) income as components of net periodic benefit costs for these plans were nominal and $0.1 million for the three months ended September 30, 2023 and October 1, 2022, respectively, and $(0.1) million and $0.3 million for the nine months ended September 30, 2023 and October 1, 2022, respectively.

11. Other Comprehensive (Loss) Income

Changes in other comprehensive (loss) income by component were as follows:

(in thousands)	Three Months Ended September 30, 2023			Three Months Ended October 1, 2022
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$(3)	$—	$(3)	$673	$(74)	$599
Cash flow hedge	2,034	(488)	1,546	10,012	(2,403)	7,609
Foreign currency translation adjustments (a)	(4,301)	624	(3,677)	(37,289)	893	(36,396)
Total change in other comprehensive (loss) income	$(2,270)	$136	$(2,134)	$(26,604)	$(1,584)	$(28,188)

(in thousands)	Nine Months Ended September 30, 2023			Nine Months Ended October 1, 2022
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$(125)	$(31)	$(156)	$1,718	$(170)	$1,548
Cash flow hedge	2,817	(676)	2,141	9,300	(2,232)	7,068
Foreign currency translation adjustments (a)	(6,098)	351	(5,747)	(72,671)	2,315	(70,356)
Total change in other comprehensive loss	$(3,406)	$(356)	$(3,762)	$(61,653)	$(87)	$(61,740)
(a) The tax shown above within the foreign currency translation adjustments is the U.S. tax associated with the foreign currency translation adjustments of earnings of non-U.S. subsidiaries which have been previously taxed in the U.S. and are not permanently reinvested.

The following tables set forth the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2023 and October 1, 2022:

(in thousands)	Defined benefit pension plan and other adjustments	Cash flow hedge	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance at December 31, 2022	$(2,193)	$6,596	$(100,167)	$(95,764)
Activity in the period	(156)	2,141	(5,747)	(3,762)
Balance at September 30, 2023	$(2,349)	$8,737	$(105,914)	$(99,526)

(in thousands)	Defined benefit pension plan and other adjustments	Cash flow hedge	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance at January 1, 2022	$(11,928)	$—	$(61,535)	$(73,463)
Activity in the period	1,548	7,068	(70,356)	(61,740)
Balance at October 1, 2022	$(10,380)	$7,068	$(131,891)	$(135,203)

Amounts reclassified from accumulated other comprehensive loss to earnings for the three and nine months ended September 30, 2023 and October 1, 2022 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Pension and Postemployment plans:
Amortization of prior service and net actuarial (gain) loss	$(11)	$193	$(33)	$588

The Company recognizes the amortization of prior service costs in Other (income) expense, net within the Condensed Consolidated Statements of Net Income.

12. Income Taxes

The effective tax rate for the three and nine months ended September 30, 2023 was 23.3% and 19.7%, respectively, compared to the effective tax rate for the three and nine months ended October 1, 2022 of 21.4% and 17.6%, respectively. The effective tax rate for the third quarter of 2023 is higher than the effective tax rate for the comparable 2022 period, primarily due to less income earned in lower tax jurisdictions in the 2023 period, as compared to the 2022 period. The effective tax rates for both periods are higher than the statutory tax rate due to the impact of foreign exchange losses with no related tax benefit.

The effective tax rate for the first nine months of 2023 is higher than the effective tax rate for the comparable 2022 period, primarily due to the impact of a one-time deduction in the first quarter of 2022 that resulted in a net benefit of $7.2 million from the dissolution of one of the Company’s affiliates. The effective tax rates for both periods were lower than the applicable U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions, while for the 2022 period, the effective tax rate was also lower due to the impact of the one-time deduction previously noted.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Numerator:
Net income as reported	$57,788	$75,468	$216,604	$280,002

Denominator:
Weighted average shares outstanding
Basic	24,893	24,755	24,838	24,726
Effect of dilutive securities	250	233	262	260
Diluted	25,143	24,988	25,100	24,986

Earnings Per Share:
Basic earnings per share	$2.32	$3.05	$8.72	$11.32
Diluted earnings per share	$2.30	$3.02	$8.63	$11.21

Potential shares of common stock relating to stock options and restricted share units excluded from the earnings per share calculation because their effect would be anti-dilutive were 80,828 and 92,052 for the three months ended September 30, 2023 and October 1, 2022, respectively, and 106,156 and 84,027 for the nine months ended September 30, 2023 and October 1, 2022, respectively.

Share Repurchase Program

On April 28, 2021, the Company announced that the Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program.

The Company did not repurchase shares of its common stock for the three and nine months ended September 30, 2023, and October 1, 2022.

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

	Three Months Ended September 30, 2023			Three Months Ended October 1, 2022
(in millions)	Powersem	EB-Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.5	$—	$—	$—	$—	$—
Purchase material/service from related party	1.2	0.1	2.0	—	0.1	2.9

	Nine Months Ended September 30, 2023			Nine Months Ended October 1, 2022
(in millions)	Powersem	EB-Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$1.7	$—	$—	$—	$—	$—
Purchase material/service from related party	3.3	0.3	7.6	0.3	0.3	8.8

	September 30, 2023			December 31, 2022
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Accounts payable balance	$0.8	$—	$1.6	$—	$—	$1.8

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

Segment information is summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales
Electronics	$343,933	$397,629	$1,052,673	$1,121,626
Transportation	177,019	181,735	515,708	548,266
Industrial	86,119	79,516	260,469	230,754
Total net sales	$607,071	$658,880	$1,828,850	$1,900,646

Depreciation and amortization
Electronics	$19,623	$19,080	$59,219	48,984
Transportation	10,193	11,331	32,547	32,703
Industrial	4,093	2,180	11,517	6,522
Total depreciation and amortization	$33,909	$32,591	$103,283	$88,209

Operating income
Electronics	$77,022	$113,140	$247,028	$339,675
Transportation	9,694	12,987	26,015	57,604
Industrial	13,201	12,178	45,450	39,968
Other (a)	(6,272)	(16,435)	(22,154)	(30,623)
Total operating income	93,645	121,870	296,339	406,624
Interest expense	10,101	8,399	29,803	17,069
Foreign exchange loss	11,776	18,191	8,697	40,051
Other (income) expense, net	(3,527)	(698)	(11,810)	9,789
Income before income taxes	$75,295	$95,978	$269,649	$339,715

(a) Included in “Other” Operating income for the third quarter of 2023 was $3.7 million ($8.5 million year-to-date) of restructuring charges, primarily related to employee termination costs, and $1.8 million ($9.0 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the third quarter of 2023, the Company recognized a $0.8 million impairment charge substantially related to certain patents in a business within the Industrial segment. In addition, during the second quarter of 2023, the Company recognized a $3.9 million impairment charge related to the land and building in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion.

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

The Company’s net sales by country were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales
United States	$217,904	$244,907	$635,892	$689,888
China	138,393	165,091	415,430	492,195
Other countries (a)	250,774	248,882	777,528	718,563
Total net sales	$607,071	$658,880	$1,828,850	$1,900,646

 The Company’s long-lived assets by country were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Long-lived assets
United States	$73,902	$76,325
China	131,438	129,094
Mexico	102,896	107,119
Germany	42,712	39,635
Philippines	74,004	77,240
Other countries	53,954	51,697
Total long-lived assets	$478,906	$481,110

The Company’s additions to long-lived assets by country were as follows:

	Nine Months Ended
(in thousands)	September 30, 2023	October 1, 2022
Additions to long-lived assets
United States	$7,407	$9,761
China	22,558	23,449
Mexico	11,339	21,169
Germany	6,534	3,246
Philippines	5,245	13,118
Other countries	8,138	4,269
Total additions to long-lived assets	$61,221	$75,012

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

Executive Overview

Founded in 1927, Littelfuse is a diversified, industrial technology manufacturing company empowering a sustainable, connected, and safer world. Across more than 20 countries, and with approximately 17,000 global associates, we partner with customers to design and deliver innovative, reliable solutions. Serving over 100,000 end customers, our products are found in a variety of industrial, transportation and electronics end markets – everywhere, every day.

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

Executive Summary

For the third quarter of 2023, the Company recognized net sales of $607.1 million, a decrease of $51.8 million, or 7.9% as compared to $658.9 million in the third quarter of 2022 including $7.3 million or 1.1% of favorable changes in foreign exchange rates. The decrease in net sales was primarily due to lower volume in the Electronics segment and the commercial vehicle business within the Transportation segment that more than offset higher volume in the passenger car products business within the Transportation segment, and higher volume in the Industrial segment. The Company recognized net income of $57.8 million, or $2.30 per diluted share, in the third quarter of 2023 compared to $75.5 million, or $3.02 per diluted share in the third quarter of 2022. The decrease in net income was primarily due to lower operating income of $36.1 million in the Electronics segment driven by a reduction in volume.

On June 28, 2023, the Company entered into a definitive purchase agreement to acquire a 200mm wafer fab located in Dortmund, Germany (“Dortmund Fab”) from Elmos Semiconductor SE. The acquisition of the Dortmund Fab is expected to close in early fiscal year 2025. The total purchase price for the fab is approximately 93 million Euro, of which 37.2 million Euro down payment (approximately $40.5 million) recorded in Other long-term assets in the Condensed Consolidated Balance Sheets was paid in the third quarter after regulatory approvals and approximately 56 million Euro will be paid at closing. The transaction is not expected to have a material impact on the Company’s fiscal year 2023 or 2024 financial results and will be reported in the Electronics-Semiconductor business within the Company’s Electronics segment.

On February 3, 2023, the Company acquired Western Automation Research and Development Limited (“Western Automation”) for approximately $162 million in cash. Headquartered in Galway, Ireland, Western Automation is a designer and manufacturer of electrical shock protection devices used across a broad range of high-growth end markets, including e-Mobility off-board charging infrastructure, industrial safety and renewables. At the time the Company and Western Automation entered into the definitive agreement, Western Automation had annualized sales of approximately $25 million and will be reported within the company’s Industrial segment. The Company financed the transaction with cash on hand.

Net cash provided by operating activities was $313.1 million for the nine months ended September 30, 2023 compared to $313.4 million for the nine months ended October 1, 2022 as lower cash earnings were offset by reductions in working capital.

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

Results of Operations

The following table summarizes the Company’s unaudited condensed consolidated results of operations for the periods presented. The third quarter of 2023 includes $3.7 million ($8.5 million year-to-date) of restructuring charges, primarily related to employee termination costs, and $1.8 million ($9.0 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the third quarter of 2023, the Company recognized a $0.8 million impairment charge substantially related to certain patents in a business within the Industrial segment. In addition, during the second quarter of 2023, the Company recognized a $3.9 million impairment charge related to the land and building in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion.

The third quarter of 2022 includes $6.8 million ($11.6 million year-to-date) of purchase accounting inventory step-up charges, $6.2 million ($14.8 million year-to-date) of legal and professional fees primarily related to completed and contemplated acquisitions, and $3.4 million ($4.3 million year-to-date) of restructuring, impairment and other charges, primarily related to employee termination costs. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion.

	Third Quarter				First Nine Months
(in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Net sales	$607,071	$658,880	$(51,809)	(7.9)%	$1,828,850	$1,900,646	$(71,796)	(3.8)%
Cost of sales	380,200	402,059	(21,859)	(5.4)%	1,122,190	1,122,258	(68)	—%
Gross profit	226,871	256,821	(29,950)	(11.7)%	706,660	778,388	(71,728)	(9.2)%
Operating expenses	133,226	134,951	(1,725)	(1.3)%	410,321	371,764	38,557	10.4%
Operating income	93,645	121,870	(28,225)	(23.2)%	296,339	406,624	(110,285)	(27.1)%
Income before income taxes	75,295	95,978	(20,683)	(21.5)%	269,649	339,715	(70,066)	(20.6)%
Income taxes	17,507	20,510	(3,003)	(14.6)%	53,045	59,713	(6,668)	(11.2)%
Net income	$57,788	$75,468	$(17,680)	(23.4)%	$216,604	$280,002	$(63,398)	(22.6)%

Net Sales

Net sales decreased $51.8 million, or 7.9%, for the third quarter of 2023 compared to the third quarter of 2022 including $7.3 million or 1.1% of favorable changes in foreign exchange rates. The decrease in net sales was due to lower volume in the Electronics segment and the commercial vehicle business within the Transportation segment that more than offset higher volume in passenger car products business within the Transportation segment, and higher volume in the Industrial segment.

Net sales decreased $71.8 million, or 3.8%, for the first nine months of 2023 compared to the first nine months of 2022, including $3.1 million or 0.2% of unfavorable changes in foreign exchange rates. The sales decrease was primarily due to lower volume in the Electronics segment and the commercial vehicle business within the Transportation segment that more than offset $102.0 million or 5.4% incremental net sales associated with the C&K and Western Automation acquisitions and higher volume from the Industrial segment.

Cost of Sales

Cost of sales was $380.2 million, or 62.6% of net sales, in the third quarter of 2023, compared to $402.1 million, or 61.0% of net sales, in the third quarter of 2022. As a percent of net sales, cost of sales increased 1.6% driven by lower volume in the Electronics segment.

Cost of sales was $1,122.2 million, or 61.4% of net sales, in the first nine months of 2023, compared to $1,122.3 million, or 59.0% of net sales, in the first nine months of 2022. As a percent of net sales, cost of sales increased 2.3% driven by lower volume in the Electronics segment and the commercial vehicle business within the Transportation segment, partially offset by volume leverage, and favorable product mix from the Industrial segment.

Gross Profit

Gross profit was $226.9 million, or 37.4% of net sales, in the third quarter of 2023 compared to $256.8 million, or 39.0% of net sales, for the third quarter of 2022. The $30.0 million decrease in gross profit was primarily due to lower volume in the Electronics segment and the commercial vehicle business within the Transportation segment, partially offset by higher volume in passenger car products business within the Transportation segment, and higher volume in the Industrial segment.

Gross profit was $706.7 million, or 38.6% of net sales, in the first nine months of 2023 compared to $778.4 million, or 41.0% of net sales, for the first nine months of 2022. The $71.7 million decrease in gross profit was primarily due to lower volume in the Electronics segment and the commercial vehicle business within the Transportation segment, partially offset by the acquisition of C&K within the Electronics segment, and volume leverage and favorable product mix from the Industrial segment and $11.5 million or 0.6% of purchase accounting inventory charges recorded during the first nine months of 2022.

Operating Expenses

Operating expenses were $133.2 million, or 21.9% of net sales, for the third quarter of 2023 compared to $135.0 million, or 20.5% of net sales, for the third quarter of 2022. The decrease in operating expenses of $1.7 million was primarily due to lower selling, general, and administrative expenses of $3.0 million, partially offset by higher restructuring, impairment, and other charges of $1.1 million, including a $0.8 million impairment charge related to related to certain patents in a business within the Industrial segment.

Operating expenses were $410.3 million, or 22.4% of net sales, for the first nine months of 2023 compared to $371.8 million, or 19.6%of net sales, for the first nine months of 2022. The increase in operating expenses of $38.6 million was primarily due to higher selling, general, and administrative expenses of $11.2 million, higher amortization expense of $9.9 million and research and development expenses of $8.5 million mainly due to the C&K and Western Automation acquisitions. Additionally, the Company incurred an increase in restructuring, impairment, and other charges of $9.0 million, including a $3.9 million impairment charge related to the land and building in the commercial vehicle business within the Transportation segment and $0.8 million impairment charge related to related to certain patents in a business within the Industrial segment. This increase in operating expenses was partially offset by lower variable incentive compensation expense.

Operating Income

Operating income was $93.6 million, representing a decrease of $28.3 million, or 23.2%, for the third quarter of 2023 compared to $121.9 million for the third quarter of 2022. The decrease in operating income was due to lower gross profit from the Electronics segment. Operating margins decreased from 18.5% in the third quarter of 2022 to 15.4% in the third quarter of 2023 driven by lower volume in the Electronics segment.

Operating income was $296.3 million, representing a decrease of $110.3 million, or 27.1%, for the first nine months of 2023 compared to $406.6 million for the first nine months of 2022. The decrease in operating income was due to lower gross profit from the Electronics and Transportation segments and higher operating expenses as noted above. Operating margins decreased from 21.4% in the first nine months of 2022 to 16.2% in the first nine months of 2023 driven by lower volume in the Electronics and Transportation segments and the higher operating expenses mentioned above.

Income Before Income Taxes

Income before income taxes was $75.3 million, or 12.4% of net sales, for the third quarter of 2023 compared to $96.0 million, or 14.6% of net sales, for the third quarter of 2022. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily favorably impacted by lower foreign exchange losses of $6.4 million in the third quarter of 2023 compared to the third quarter of 2022.

Income before income taxes was $269.6 million, or 14.7% of net sales, for the first nine months of 2023 compared to $339.7 million, or 17.9% of net sales, for the first nine months of 2022. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily benefited by lower foreign exchange losses of $31.4 million and lower unrealized losses of $12.8 million related to one of the Company's equity investments during the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022.

Income Taxes

Income tax expense for the third quarter of 2023 was $17.5 million, or an effective tax rate of 23.3%, compared to $20.5 million, or an effective tax rate of 21.4%, for the third quarter of 2022. The effective tax rate for the third quarter of 2023 is higher than the effective tax rate for the comparable 2022 period, primarily due to less income earned in lower tax jurisdictions in the 2023 period, as compared to the 2022 period. The effective tax rates for both periods are higher than the statutory tax rate due to the impact of foreign exchange losses with no related tax benefit.

Income tax expense for the first nine months of 2023 was $53.0 million, or an effective tax rate of 19.7%, compared to $59.7 million, or an effective tax rate of 17.6%, for the first nine months of 2022. The effective tax rate for the first nine months of 2023 is higher than the effective tax rate for the comparable 2022 period, primarily due to the impact of a one-time deduction in the first quarter of 2022 that resulted in a net benefit of $7.2 million from the dissolution of one of the Company’s affiliates. The effective tax rates for both periods were lower than the applicable U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions, while for the 2022 period, the effective tax rate was also lower due to the impact of the one-time deduction previously noted.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Transportation and Industrial. Segment information is described more fully in Note 15, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales and operating income by segment:

Net Sales	Third Quarter				First Nine Months
(in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Electronics	$343,933	$397,629	$(53,696)	(13.5)%	$1,052,673	$1,121,626	$(68,953)	(6.1)%
Transportation	177,019	181,735	(4,716)	(2.6)%	515,708	548,266	(32,558)	(5.9)%
Industrial	86,119	79,516	6,603	8.3%	260,469	230,754	29,715	12.9%
Total	$607,071	$658,880	$(51,809)	(7.9)%	$1,828,850	$1,900,646	$(71,796)	(3.8)%

Operating income	Third Quarter				First Nine Months
(in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Electronics	$77,022	$113,140	$(36,118)	(31.9)%	$247,028	$339,675	$(92,647)	(27.3)%
Transportation	9,694	12,987	(3,293)	(25.4)%	26,015	57,604	(31,589)	(54.8)%
Industrial	13,201	12,178	1,023	8.4%	45,450	39,968	5,482	13.7%
Other (a)	(6,272)	(16,435)	10,163		(22,154)	(30,623)	8,469
Total	$93,645	$121,870	$(28,225)	(23.2)%	$296,339	$406,624	$(110,285)	(27.1)%
(a) Included in “Other” Operating income for the third quarter of 2023 was $3.7 million ($8.5 million year-to-date) of restructuring charges, primarily related to employee termination costs, and $1.8 million ($9.0 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the third quarter of 2023, the Company recognized a $0.8 million impairment charge substantially related to certain patents in a business within the Industrial segment. In addition, during the second quarter of 2023, the Company recognized a $3.9 million impairment charge related to the land and building in the commercial vehicle business within the Transportation segment.

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

Electronics Segment

Net Sales

Net sales decreased $53.7 million, or 13.5%, in the third quarter of 2023 compared to the third quarter of 2022 and included favorable changes in foreign exchange rates of $4.4 million. The sales decrease was mainly due to lower volume across all businesses driven by inventory rebalancing at certain distributors and reduced demand across certain electronics markets, including consumer facing and personal electronics.

Net sales decreased $69.0 million, or 6.1%, in the first nine months of 2023 compared to the first nine months quarter of 2022 and included unfavorable changes in foreign exchange rates of $0.4 million. The sales decrease was mainly due to lower volume from the Electronics products business driven by inventory rebalancing at certain distributors and reduced demand across certain electronics markets, including consumer facing and personal electronics, and telecom, which more than offset the incremental net sales of $91.9 million from the C&K acquisition.

Operating Income

Operating income was $77.0 million, representing a decrease of $36.1 million, or 31.9%, for the third quarter of 2023 compared to $113.1 million for the third quarter of 2022. The decrease in operating income was primarily due to lower volume leverage from the Electronics products businesses and unfavorable mix that were partially offset by cost control initiatives. Operating margins decreased from 28.5% in the third quarter of 2022 to 22.4% in the third quarter of 2023 primarily due to the lower volume.

Operating income was $247.0 million, representing a decrease of $92.6 million, or 27.3%, for the first nine months of 2023 compared to $339.7 million for the first nine months of 2022. The decrease in operating income was primarily due to lower volume mainly driven from the Electronics products business, which more than offset the incremental volume from the C&K acquisition. Operating margins decreased from 30.3% in the first nine months of 2022 to 23.5% in the first nine months of 2023 primarily due to the lower volume.

Transportation Segment

Net Sales

Net sales decreased $4.7 million, or 2.6%, in the third quarter of 2023 compared to the third quarter of 2022 and included favorable changes in foreign exchange rates of $2.8 million. The sales decrease was mainly from the commercial vehicle business which had a net sales decline of $15.2 million driven by reduced demand largely due to inventory rebalancing at certain distributors and customers, and demand reduction in Asia end markets, partially offset by an increase of $10.2 million from the passenger car products business driven by global car build growth, new vehicle launches, as well as the ongoing electronification and electrification of vehicles.

Net sales decreased $32.6 million, or 5.9%, in the first nine months of 2023 compared to the first nine months of 2022 and included unfavorable changes in foreign exchange rates of $2.2 million. The commercial vehicle business net sales declined $40.6 million driven by reduced demand largely due to inventory rebalancing at certain distributors and customers, and some demand reduction in commercial vehicle end markets, partially offset by an increase of $13.6 million from the passenger car products business driven by the ongoing electronification and electrification of vehicles. The automotive sensors business had net sales declines of $5.5 million primarily due to lower demand in the United States and China.

Operating Income

Operating income was $9.7 million, representing a decrease of $3.3 million, or 25.4%, for the third quarter of 2023 compared to $13.0 million for the third quarter of 2022. The decrease in operating income was primarily due to lower volume driven by the decrease from the commercial vehicle business partially offset by higher volume and price realization in the passenger car business. Operating margins decreased from 7.1% in the third quarter of 2022 to 5.5% in the third quarter of 2023 primarily driven by lower commercial vehicle volume.

Operating income was $26.0 million, representing a decrease of $31.6 million, or 54.8%, for the first nine months of 2023 compared to $57.6 million for the first nine months of 2022. Operating margins declined from 10.5% to 5.0% primarily due to lower volume from the commercial vehicle business.

Industrial Segment

Net Sales
Net sales increased by $6.6 million, or 8.3%, in the third quarter of 2023 compared to the third quarter of 2022, which included favorable changes in foreign exchange rates of $0.1 million. The sales increase was primarily due to continued growth in construction/MRO, price realization and the acquisition of Western Automation.

Net sales increased by $29.7 million, or 12.9%, in the first nine months of 2023 compared to the first nine months of 2022, which included unfavorable changes in foreign exchange rates of $0.5 million. The sales increase was primarily due to higher volume in the construction/MRO, renewables, and industrial OEM end markets, and the acquisition of Western Automation.

Operating Income

Operating income was $13.2 million, representing an increase of $1.0 million, or 8.4%, for the third quarter of 2023 compared to $12.2 million for the third quarter of 2022. The increase in operating income was driven by price realization and higher volume, partially offset by higher amortization expense from the acquisition of Western Automation. Operating margin was 15.3% for both the third quarter of 2023 and 2022.

Operating income was $45.5 million, representing an increase of $5.5 million, or 13.7%, for the first nine months of 2023 compared to $40.0 million for the first nine months of 2022. The increase in operating income was due to price realization and higher volume, partially offset by higher amortization expenses from the acquisition of Western Automation. Operating margins were 17.4% in the first nine months of 2023 compared to 17.3% in the first nine months of 2022.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Third Quarter				First Nine Months
(in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Americas	$236,706	$264,894	$(28,188)	(10.6)%	$698,456	$749,715	$(51,259)	(6.8)%
Asia-Pacific	235,908	263,963	(28,055)	(10.6)%	693,611	776,990	(83,379)	(10.7)%
Europe	134,457	130,023	4,434	3.4%	436,783	373,941	62,842	16.8%
Total	$607,071	$658,880	$(51,809)	(7.9)%	$1,828,850	$1,900,646	$(71,796)	(3.8)%

Americas

Net sales decreased $28.2 million, or 10.6%, in the third quarter of 2023 compared to the third quarter of 2022 and included favorable changes in foreign exchange rates of $0.1 million. The decrease in net sales was primarily due to lower volume from the Electronics segment and lower sales from the commercial vehicle business within the Transportation segment, partially offset by higher sales from the passenger car products business within the Transportation segment and growth across various markets in the Industrial segment compared to the third quarter of 2022.

Net sales decreased $51.3 million, or 6.8%, in the first nine months of 2023 compared to the first nine months of 2022 and included unfavorable changes in foreign exchange rates of $0.3 million. The decrease in net sales was primarily due to lower volume from the electronics products business within the Electronics segment and lower sales from the commercial vehicle business within the Transportation segment, partially offset by incremental sales from C&K acquisition within the Electronics segment and higher sales within the Industrial segment compared to the first nine months of 2022.

Asia-Pacific

Net sales decreased $28.1 million, or 10.6%, in the third quarter of 2023 compared to the third quarter of 2022 and included unfavorable changes in foreign exchange rates of $1.8 million. The decrease in net sales was primarily due to lower net sales from the Electronics segment and lower net sales from the commercial vehicle business within the Transportation segment, partially offset by higher net sales from passenger car products business within the Transportation segment compared to the third quarter of 2022.

Net sales decreased $83.4 million, or 10.7%, in the first nine months of 2023 compared to the first nine months of 2022 and included unfavorable changes in foreign exchange rates of $8.4 million. The decrease in net sales was primarily due to lower net sales from electronics products business within the Electronics segment and lower net sales from the commercial vehicle and automotive sensors businesses within the Transportation segment, partially offset by incremental sales from the acquisition of C&K.

Europe

Net sales increased $4.4 million, or 3.4%, in the third quarter of 2023 compared to the third quarter of 2022 and included favorable changes in foreign exchange rates of $9.0 million. The increase in net sales was primarily due to favorable changes in foreign exchange rates, increased volume across all businesses within the Transportation segment, and incremental sales from the Western Automation acquisition included within the Industrial segment, partially offset by lower net sales from the Electronics segment.

Net sales increased $62.8 million, or 16.8%, in the first nine months of 2023 compared to the first nine months of 2022 and included favorable changes in foreign exchange rates of $5.6 million. The increase in net sales was primarily due to the incremental sales from the acquisition of C&K, increased volume from the semiconductor business within the Electronics segment, and the incremental sales from the Western Automation acquisition included within the Industrial segment, partially offset by lower net sales from the electronics products business within the Electronics segment.

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

Cash and cash equivalents were $560.1 million as of September 30, 2023, a decrease of $2.5 million as compared to December 31, 2022. As of September 30, 2023, $155.6 million of the Company's $560.1 million cash and cash equivalents was held by U.S. subsidiaries.

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the three and nine months ended September 30, 2023, the Company made payments of $1.9 million and $5.6 million on its term loan, respectively. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $290.6 million, respectively, as of September 30, 2023.

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

As of September 30, 2023, the effective interest rate on revolving loan and term loan outstanding borrowings was 6.67%.

As of September 30, 2023, the Company had $0.2 million outstanding letters of credit under the Credit Facility and had $599.8 million of borrowing capacity available under the revolving Credit Facility. As of September 30, 2023, the Company was in compliance with all covenants under the Credit Agreement.

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

Debt Covenants
The Company was in compliance with all covenants under the Credit Agreement and Senior Notes as of September 30, 2023 and currently expects to remain in compliance based on management’s estimates of operating and financial results for 2023. As of September 30, 2023, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions
On June 28, 2023, the Company entered into a definitive purchase agreement to acquire a 200mm wafer fab located in Dortmund, Germany (“Dortmund Fab”) from Elmos Semiconductor SE. The acquisition of the Dortmund Fab is expected to close in early fiscal year 2025. The total purchase price for the fab is approximately 93 million Euro, of which 37.2 million Euro down payment (approximately $40.5 million) recorded in Other long-term assets in the Condensed Consolidated Balance Sheets was paid in the third quarter after regulatory approvals and approximately 56 million Euro will be paid at closing. The transaction is not expected to have a material impact on the Company’s fiscal year 2023 or 2024 financial results and will be reported in the Electronics-Semiconductor business within the Company’s Electronics segment.

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

Dividends

During the third quarter of 2023 the Company paid quarterly dividends of $16.2 million to the shareholders. On October 31, 2023, the Company announced the declaration of a quarterly cash dividend of $0.65 per share payable on December 7, 2023 to stockholders of record as of November 23, 2023.

Cash Flow Overview

	First Nine Months
(in thousands)	2023	2022
Net cash provided by operating activities	$313,140	$313,439
Net cash used in investing activities	(261,379)	(609,980)
Net cash (used in) provided by financing activities	(47,144)	321,923
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7,965)	(31,963)
Decrease in cash, cash equivalents, and restricted cash	(3,348)	(6,581)
Cash, cash equivalents, and restricted cash at beginning of period	564,939	482,836
Cash, cash equivalents, and restricted cash at end of period	$561,591	$476,255

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $313.1 million for the nine months ended September 30, 2023 compared to $313.4 million for the nine months ended October 1, 2022 as lower cash earnings were offset by reductions in working capital.

Cash Flow from Investing Activities

Net cash used in investing activities was $261.4 million for the nine months ended September 30, 2023 compared to $610.0 million during the nine months ended October 1, 2022. Net cash paid for acquisitions was $198.8 million and $532.8 million during the nine months ended September 30, 2023 and October 1, 2022, respectively. Capital expenditures were $63.2 million, representing a decrease of $14.6 million compared to nine months ended October 1, 2022. During the nine months ended September 30, 2023 and October 1, 2022, the Company received proceeds of $0.7 million from the sale of a property within the Electronics segment and $0.6 million from the sale of a property within the Transportation segment, respectively.

Cash Flow from Financing Activities

Net cash used in financing activities was $47.1 million for the nine months ended September 30, 2023 compared to net cash provided by financing activities of $321.9 million for the nine months ended October 1, 2022. On June 30, 2022, the Company amended its Credit Agreement and borrowed $300.0 million through a term loan. During the nine months ended September 30, 2023, the Company made payments of $5.6 million on the term loan. During the nine months ended October 1, 2022, the Company paid $25.0 million of U.S. Senior Notes, Series A due on February 15, 2022 and $1.9 million on the term loan. Additionally, the Company paid dividends of $46.0 million and $41.1 million in the nine months ended September 30, 2023 and October 1, 2022, respectively.

Share Repurchase Program

On April 28, 2021, the Company announced that the Board of Directors authorized a new three-year program to repurchase up to $300 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 to replace its previous 2020 program.

The Company did not repurchase shares of its common stock for the three and nine months ended September 30, 2023, and October 1, 2022.

Off-Balance Sheet Arrangements

As of September 30, 2023, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. During the nine months ended September 30, 2023, there were no significant changes in the application of critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. During the nine months ended September 30, 2023, there have been no material changes in the Company's exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2023. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 30, 2023, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company did not repurchase shares of its common stock for the three months ended September 30, 2023 and October 1, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

ITEM 6. EXHIBITS

Exhibit	Description
31.1*	Certification of David W. Heinzmann, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Meenal A. Sethna, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LITTELFUSE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity , (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Meenal A. Sethna
Meenal A. Sethna
Executive Vice President and Chief Financial Officer

Date: November 1, 2023	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Senior Vice President and Chief Accounting Officer