Form 10-K
period 2023-12-30
LITTELFUSE INC /DE
filed 2024-02-16
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark one)	for the fiscal year ended December 30, 2023

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 0-20388

LITTELFUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of 24,869,814 shares of voting stock held by non-affiliates of the registrant was approximately $7,244,825,467 based on the last reported sale price of the registrant’s Common Stock as reported on the NASDAQ Global Select MarketSM on July 1, 2023.

As of February 9, 2024, the registrant had outstanding 24,917,925 shares of Common Stock, net of Treasury Shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Littelfuse, Inc. Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

PART I
ITEM 1. BUSINESS.

GENERAL

Littelfuse, Inc., was incorporated under the laws of the State of Delaware in 1991. References herein to the “Company,” “we,” “our” or “Littelfuse” refer to Littelfuse, Inc. and its subsidiaries. References herein to “2023”, “fiscal 2023” or “fiscal year 2023” refer to the fiscal year ended December 30, 2023. References herein to “2022”, “fiscal 2022” or “fiscal year 2022” refer to the fiscal year ended December 31, 2022. References herein to “2021”, “fiscal 2021” or “fiscal year 2021” refer to the fiscal year ended January 1, 2022. The Company operates on a 52-53 week fiscal year (4-4-5 basis) ending on the Saturday closest to December 31. Therefore, the financial results of certain fiscal years and the associated 14 week quarters will not be exactly comparable to the 52 week fiscal years and the associated quarters having only 13 weeks. As a result of using this convention, the fiscal year 2021 contained 53 weeks while each of fiscal 2022 and fiscal 2023 contained 52 weeks.

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

Segments

The Company conducts its business through three reportable segments: Electronics, Transportation, and Industrial. Within these segments, the Company designs, manufactures and sells electronic components, modules and subassemblies to empower the long-term secular growth themes of sustainability, connectivity and safety. Over the last decade the Company has positioned itself within the center of these global structural growth themes by helping to enable its customers’ applications focused on a more sustainable, connected, and safer world. The ever-increasing complexity of applications surrounding these themes continues to drive greater demand for the Company’s innovative, reliable products and a higher level of product content within a broad range of applications. With its expanding, diversified, product portfolio, the Company has evolved its presence across the industrial, transportation and electronics end markets it serves. The Company's exposure with each of these end markets is relatively balanced. With a deep list of target applications within each primary end market, the Company believes its balanced approach positions its business for the long-term sustainability, increases diversification and creates additional growth opportunities. Across electronics end markets, product demand is largely driven by electrification, energy and power efficiency, automation, connectivity, artificial intelligence, and safety. In transportation end markets, including passenger and commercial vehicles, the ongoing electronification and electrification of applications is driving increased product demand. Across industrial end markets, product demand is driven by an ecosystem that continues to advance sustainability, safety and automation capabilities. For example, renewables, including solar and wind energy, and energy storage systems that enable lower carbon emissions, the ongoing proliferation of electric vehicles and charging stations, more efficient climate control units, increasing requirements for electrical safety, the rising demand for factory and process automation, and motor drives and power supplies. For segment and geographical information and consolidated net sales and operating income see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16, Segment Information, of the Notes to Consolidated Financial Statements included in this Annual Report.

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

Strategy

In February 2021, the Company announced its five-year strategic plan which builds upon its strengths from its previous strategy. The Company is well-positioned within the center of the global structural growth themes of sustainability, connectivity, and safety, which will continue to drive increased demand for the Company’s products across the transportation, industrial and electronics end markets that it serves. The Company is targeting average annual organic sales growth of 5-7 percent and average annual sales growth from strategic acquisitions of 5-7 percent. The Company expects to achieve this through content and share gains, expanded presence in high-growth markets and geographies, and targeting adjacent high-growth and niche applications. The Company continues to drive commercial excellence through investments in its people, customer-driven innovation, strategic acquisitions and integration of these businesses, eMobility, and its digital infrastructure to improve the customer experience, and its operating systems. These investments enable the Company to capitalize on growth opportunities where technologies and applications are converging across its product segments. The Company's resilient growth strategy and business model has delivered sustained double-digit sales and earnings growth over the last five, ten and fifteen years.

Recent Acquisitions

•Dortmund Fab: On June 28, 2023, the Company entered into a definitive purchase agreement to acquire a 200mm wafer fab located in Dortmund, Germany (“Dortmund Fab”) from Elmos Semiconductor SE. The acquisition of the Dortmund Fab is expected to close in early fiscal year 2025. The total purchase price for the fab is approximately 93 million Euro, of which 37.2 million Euro down payment (approximately $40.5 million) recorded in Other long-term assets in the Consolidated Balance Sheets was paid in the third quarter after regulatory approvals and approximately 56 million Euro will be paid at closing. The transaction did not have a material impact on the Company’s fiscal year 2023 financial results and is not expected to have a material impact on the Company's 2024 financial results and will be reported in the semiconductor business within the Company’s Electronics segment. The Company paid 37.2 million Euro down payment (approximately $40.5 million) with cash on hand.

•Western Automation: On February 3, 2023, the Company completed the acquisition of Western Automation Research and Development Limited (“Western Automation”) for approximately $162 million in cash. Headquartered in Galway, Ireland, Western Automation is a designer and manufacturer of electrical shock protection devices used across a broad range of high-growth end markets, including e-Mobility off-board charging infrastructure, industrial safety and renewables. At the time the Company and Western Automation entered into the definitive agreement, Western Automation had annualized sales of approximately $25 million. The business is reported within the Company’s Industrial segment. The Company financed the transaction with cash on hand.

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

•Carling Technologies: On November 30, 2021, the Company acquired Carling Technologies (“Carling”), a leader in switching, circuit protection and power distribution technologies with a strong global presence in commercial vehicle electronification, communications infrastructure and marine markets. At the time of acquisition, Carling had annualized sales of approximately $170 million. The purchase price for Carling was $315.5 million and the operations of Carling are included in the commercial vehicle business within the Company’s Transportation segment. The acquisition was funded with the Company's cash on hand.

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

Sales and Operations

The Company conducts its business through three reportable segments: Electronics, Transportation, and Industrial.

Net sales by segment for the periods indicated are as follows:

	Fiscal Year
(in millions)	2023	2022	2021
Electronics	$1,350.4	$1,492.8	$1,300.7
Transportation	678.3	716.2	528.1
Industrial	334.0	304.9	251.1
Total	$2,362.7	$2,513.9	$2,079.9

The Company operates in three geographic regions: the Americas, Asia-Pacific, and Europe. The Company designs, manufactures products and sells to customers in all three regions.

Net sales in the Company’s three geographic regions, based upon the shipped-to destination, are as follows:

	Fiscal Year
(in millions)	2023	2022	2021
Americas	$901.5	$992.3	$694.3
Asia-Pacific	898.9	1,019.9	955.7
Europe	562.3	501.7	429.9
Total	$2,362.7	$2,513.9	$2,079.9

The Company’s products are sold worldwide through distributors, direct sales force and manufacturers’ representatives in certain regions. For the fiscal year 2023, approximately 65% of the Company’s net sales were to customers outside the United States (“U.S.”), including approximately 23% to China.

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

BUSINESS ENVIRONMENT

Electronics Segment

The Company designs, manufactures and sells electronic components and modules empowering its customers’ applications focused on a more sustainable, connected, and safer world. The ever-increasing advancements of applications surrounding these themes continues to drive greater demand for the Company’s innovative, reliable products and a higher level of product content within a broad range of applications.

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

The Company also offers a wide range of power control products used to convert and regulate energy and safely and efficiently control power across a broad spectrum of industrial applications like renewable energy and energy storage systems, motor drives and power conversion. Products include a comprehensive portfolio of semiconductor components and modules including thyristors, MOSFETs, rectifiers and fast recovery diodes, IGBTs and wide band gap devices, and medium and high-power industrial applications.

The acquisition of C&K Switches in 2022 significantly expanded the Company's electromechanical switches and interconnect solutions portfolios, which primarily serves industrial, transportation and datacom applications. Through the growth of its product portfolio within the segment, the Company has expanded its presence across the industrial, transportation and electronics end markets it serves. The Company expects to continue to expand its market presence by leveraging its broad, global access and reach with its strong go-to-market strategy via its strategic distribution partnerships and deep OEM relationships, and by continuing to expand its product portfolio through organic and inorganic investments in high growth, niche applications.

Transportation Segment

The Company is a primary supplier of circuit protection technologies, as well as certain sensing technologies to global automotive OEMs, mainly through sales made to Tier One automotive suppliers, main-fuse box, and wire harness manufacturers that incorporate these technologies into their products, as well as automotive component parts manufacturers, and automotive parts distributors. The Company also sells some of its circuit protection products in the transportation aftermarket, with its products being sold through merchandisers, discount stores, and service stations, as well as under private label by national firms.

Passenger vehicle products include both protection and sensing technologies used in internal combustion engine based, hybrid and electric vehicles. Protection technologies include blade fuses, battery cable protectors, resettable fuses, high-current and high voltage fuses. Sensing technologies are used in a variety of applications including occupant safety, speed, solar, fluid, position, harness, and battery management systems.

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

The acquisition of Carling Technologies in 2021 significantly expanded the Company's presence in commercial vehicle end markets. The product portfolio, including switching, circuit protection and power distribution products portfolios, are primarily used in commercial vehicle applications, as well as certain telecom and datacom applications. The Company expects to continue to expand its presence across its transportation end markets, leveraging its strong OEM, Tier One and distributor customer base and go-to-market strength, and by continuing to expand its product portfolio through organic and inorganic investments.

Industrial Segment

The Company designs and sells a broad range of industrial fuses, industrial controls (protection relays, contactors, transformers, residual current devices, ground fault circuit interrupters, residual current monitors, and arc fault detection devices) and temperature sensors for use in various applications such as renewable energy and energy storage systems, industrial safety, factory automation, electric vehicle infrastructure, HVAC systems, non-residential construction, MRO, and mining. These products are used to protect personnel and equipment from excessive currents, over voltages, and electrical shock hazards.

Products are sold direct to OEMs, and through both electrical and electronics distribution channels. The 2021 acquisition of Hartland expanded the Company’s contactors and transformers product portfolios, which primarily services HVAC and e-Mobility off-board charging applications. The 2023 acquisition of Western Automation significantly expanded the Company's electrical shock protection devices portfolios, which primarily serves a broad range of high-growth end markets, including e-Mobility off-board charging infrastructure, industrial safety and renewables. The Company expects to continue to expand its presence across its end markets, leveraging its growing customer base, and go-to-market strength, and by continuing to expand its product portfolio through organic and inorganic investments in high growth, niche applications.

PRODUCT DESIGN AND DEVELOPMENT

The Company employs scientific, engineering, and other personnel to continually improve its existing product lines and to develop new products at its research, product design, and development (“R&D”) and engineering facilities with primary locations in Canada, China, France, Germany, India, Ireland, Italy, Japan, Lithuania, Mexico, Philippines, Spain, Taiwan (China), United Kingdom ("U.K."), and the U.S. The Company maintains a staff of engineers, chemists, material scientists and technicians whose primary responsibility is to design and develop new products.

Proposals for the development of new products are initiated primarily by sales, marketing, and product management personnel with input from customers. The entire product development process usually ranges from a few months to a few years based on the complexity of development, with continuous efforts to reduce the development cycle. During fiscal years 2023, 2022, and 2021, the Company expended $102.4 million, $95.6 million, and $65.9 million, respectively, on R&D.

Over the years, the Company has expanded its industry-leading technical expertise to support its customers, and ultimately diversify its solutions offering. With the intensifying complexity of applications, its superior engineering, design-in capabilities and product portfolio, continue to deliver increasing value to customers. The Company’s strong global presence allows it to utilize its deep and broad application knowledge to help enable its customers’ applications across the industrial, transportation and electronics markets.

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

MANUFACTURING

The Company’s manufacturing facilities are in China, France, Germany, India, Ireland, Italy, Japan, Lithuania, Mexico, Philippines, the U.K., the U.S., and Vietnam. The Company performs the majority of its own fabrication and maintains in-house capabilities for metal stamping, surface mount assembly, plating (silver, nickel, zinc, and oxides) thermoplastic molding, and high-precision manufacturing, miniaturization and haptics. In addition, the Company fabricates semiconductor wafers for certain applications and maintains in-house capability for epitaxy fabrication, die attach, and wafer probe testing. After sub-components are readied for assembly, final assembly is accomplished on fully automatic and semi-automatic assembly machines. Quality assurance and operations personnel, using techniques such as statistical process control, perform tests, checks and measurements during the production process to maintain the highest levels of product quality, including safety and reliability, and customer satisfaction. Additionally, the Company utilizes external wafer foundries and subcontracted test and assembly facilities for a portion of its semiconductor business.

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

Electronics Segment

Our Electronics segment products are used across a variety of applications. Many of our products are incorporated into applications with complex design technical support requirements, while certain of our products require less design support for our customers. Most Electronics segment products are sold through our direct salesforce or through our channel distribution partners. The fulfillment of these products is primarily through our broad line distribution partners, including global distributors such as Arrow Electronics, Inc., Future Electronics and TTI, Inc., regional and high service distributors, including Digi-Key and Mouser, as well as directly to OEM's.

Transportation Segment

The Company primarily uses a direct sales force to service major automotive and commercial vehicle OEMs, system suppliers, and Tier One automotive and aftermarket customers globally. In selected areas, the Company also uses distributors to service smaller customers and to provide supply chain fulfillment for certain customers.

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

CUSTOMERS

The Company directly sells to over 4,000 customers and distributors worldwide. Sales to Arrow Electronics, Inc., which were reported in our Electronics, Transportation and Industrial segments, were 11.2%, 11.5% and 10.7% of consolidated net sales in 2023, 2022, and 2021, respectively. No other single customer accounted for more than 10% of net sales during any of the last three years. During fiscal 2023, 2022, and 2021, net sales to customers outside the U.S. accounted for approximately 65%, 64%, and 69%, respectively, of the Company’s total net sales.

CYBERSECURITY

The cybersecurity and data protection program at Littelfuse is based on foundational principles outlined in applicable industry and internationally accepted-cybersecurity frameworks. The Company has experienced and will continue to experience cyber-attacks, attempts to breach its systems, and other similar incidents, however we do not believe that the prior cyber incidents have materially affected or currently are reasonably likely to materially affect the Company. Littelfuse faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows, or reputation. Like all cybersecurity programs, there is no guarantee that every attack method and technique has been fully addressed, as these change constantly, but Littelfuse is diligent in its attempts to protect data of the Company and its stakeholders.

Littelfuse strives to assess and update its cybersecurity program on a regular basis using an Information Security Management System (ISMS) comprised of three main elements – 1) independent internationally recognized vendors and technologies for assessments and monitoring, 2) strong internal controls based on industry standards, and 3) Board and Senior Leadership governance and support.

COMPETITION

The Company’s products compete with similar products of other manufacturers, some of which may have substantially greater financial resources than the Company. In the Electronics segment, the Company’s competitors include Eaton Corporation, Bourns Inc., TDK, ON Semiconductor Corporation, Infineon Technologies, STMicroelectronics NV, Semtech Corporation, and Vishay Intertechnology Inc. In the Transportation segment, the Company’s competitors include Eaton Corporation, Pacific Engineering, MTA (Meccanotecnica Codognese), Amphenol Corporation, Sensata Technologies Holding NV, and TE Connectivity Ltd. In the Industrial segment, the Company’s major competitors include Eaton Corporation, GE Multilin, and Mersen. The Company believes that it globally competes on the basis of innovative products, the breadth of its product line, the quality, design and performance of its products based on their reliability, consistency and safety, its technical capabilities, its global footprint and application expertise, and the responsiveness of its customer service.

BACKLOG

The backlog of unfilled orders at December 30, 2023 was approximately $1,046.9 million, compared to $1,646.1 million at December 31, 2022 with the decrease primarily driven by a reduction in the Electronics segment. Substantially all the orders currently in backlog are scheduled for delivery in 2024.

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

Employee Data

On December 30, 2023, the Company had approximately 17,000 full-time, part-time and temporary employees; of which 51% are female and 49% are male; and of which 49%, 39% and 12% are located in the Americas, Asia-Pacific region, and Europe, respectively.

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

Our Values & Culture

Littelfuse core values have been instrumental in driving success for our business. In 2023, we rolled out new values of Respect, Customer Focus, Agility, and Collaboration. We embed these values and behaviors in our talent processes and practices to help us evolve our already strong culture. The power of a team environment where everyone can contribute and thrive allows us to enact our strategy and deliver results today and into the future.

Diversity, Inclusion & Belonging

As part of driving sustainable success, The Company values and celebrates diversity in every aspect of work with customers, suppliers, partners, and each other. The Company's commitment to diversity, inclusion and belonging creates a collaborative environment that draws out associates’ unique capabilities that contribute to innovation, deliver bold solutions and drive growth.

Long-standing programs, policies and initiatives supporting a diverse and inclusive workplace remain in place and continue to expand. The Company’s employee resource groups (ERGs) continue to expand to support broader demographics and identities. Existing ERGs have grown to have a presence in more countries and provide impactful development and mentoring opportunities.

Leadership is accountable for creating a diverse team and inclusive work environment. We incorporate such accountability in our annual performance process for our senior leaders. Our Diversity, Inclusion, and Belonging Council, consisting of diverse global leaders from across the organization, helps to evolve and advance programs to further improve diversity, inclusion, and belonging in each region.

As an industrial technology manufacturing company, we are committed to challenging the status quo by strengthening existing and building new female talent pipelines to improve gender equity. To demonstrate such commitment, the Company established an aspirational goal of achieving at least 25% female leadership representation globally by 2026. In 2023, female leadership increased by 1.5% to 22.5% as compared to previous year, while overall, 51% of the Company’s associates identify as female.

We also believe that our workforce should be fully representative of the communities where it operates. The Company also established an aspirational goal to increase the representation of Black African American employees in the U.S. to at least 5% by 2026. As a result of the continued effort on recruiting, developing and retaining talent, Black African American representation has remained relatively steady at 3.4% in 2023 as compared to the previous year.

Talent Management, Development & Succession Planning

Building and maintaining a strong talent pipeline is essential to sustained performance and achievement of the Company's growth strategy. The leadership team incorporates talent strategy into the annual business strategy review process to ensure the Company has the capabilities and capacity to meet current and future goals and objectives. The Company conducts enterprise-wide, global talent review processes with the CEO, business unit and function leaders focusing on the Company's high-performing and high-potential talent, diverse talent, and succession plans for the Company's most critical roles, as well as the development of our key talent. Also, the Company's Board of Directors reviews and assesses management development plans for senior executives and the succession plans relating to those critical positions.

In 2023, the Company introduced a leadership competency model that highlights the competencies and behaviors for success that strengthen the Company’s values and culture. The leadership competency model provides a foundation for growth and development as leaders advance in their careers.

The Company is also actively investing in identifying and developing the pipeline of future global leaders and technical experts. Efforts to enhance capabilities in this area include the creation of functional career paths and skills, early career talent pipelines and programs, including internships and other college/university recruitment programs. More specifically, accelerated development programs (e.g. such as the Company's global RISE engineering program) have been implemented to strengthen the pipeline of talent required to sustain business growth.

As the Company continues to focus on developing the talent pipeline, we are also investing in strengthening our leadership capability through leadership mentoring, coaching and training. The leadership training includes a mix of internal and external programs and partnerships addressing fundamental leadership skills to engage, motivate and develop our talent.

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

We support our employees' mental and physical and financial well-being through various programs that promote a healthy lifestyle. Our health & wellness programs vary across countries and are tailored to the needs of our employees from location to location. Globally, we offer comprehensive medical benefits and an employee assistance program that provides confidential counseling and other wellbeing tools at no charge for all our employees and their families to receive support with personal, health, life, financial, or work issues.

Health and Safety

At Littelfuse, we take the health and safety of our team members very seriously and our unwavering commitment to global health and safety (H&S) programs for all team members is integral to our continued success and competitive advantage. Our goal is to achieve a zero-injury workplace. As we continue to grow, we recognize the need to continuously evaluate our environment, health, and safety (EHS) organization. In 2023, we invested in adding resources to our H&S program to meet our obligations to provide a safe and secure working environment for our employees. We are committed to meeting or exceeding EHS compliance requirements through internal and independent third-party audits.

We strive for EHS excellence by implementing and maintaining an effective EHS Management System that establishes objectives, targets and programs to achieve continual improvement. training and tools are provided to all appropriate individuals in order to maintain a safe and healthy work environment.

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

SUSTAINABILITY

The Company is committed to empowering change on its sustainability journey. Every Littelfuse employee, customer, and partner has the potential to drive positive change – environmentally, socially, and ethically. Together, we’re shaping a future defined by sustainable choices and conscientious actions.

Sustainability is more than just a concept; it’s integrated into the Company’s business strategy, processes, and daily actions. Innovation and collaboration are at the heart of its sustainability journey. Accordingly, the Company is positioned within the global sustainability megatrend to enhance our product offering to help empower a sustainable, connected, and safer world. Many of the Company's key end markets are linked to sustainable applications such as electric vehicles and charging infrastructure, renewable energy, and power management.

The Company publishes an annual Sustainability Report to communicate our commitment, approach, and impact on each of our focus areas. The 2022 Sustainability Report was prepared in alignment with the GRI Standards – 2021, the Sustainability Accounting Standards Board (“SASB”), and outlines our governance, strategy, risk management, and metrics identified in the Task Force on Climate-Related Financial Disclosures (“TCFD”) recommendations. The following goals have further been established, and progress is reported on an annual basis in the Sustainability Report:

•Reduce Scope 1 and 2 Greenhouse Gas Emissions 38% by 2035, based on a 2019 baseline - in line with keeping global temperatures well below 2° above pre-industrial temperatures
•Achieve zero waste in operations
•Aspire to increase diversity to have 25% female leaders by 2026, and 5% US African American employees by 2026
•Achieve zero accident workplace
•Achieve 100% Code of Conduct training
•Elevate product stewardship as a competitive advantage

Additional information on how the Company’s progress towards these goals and areas of focus within its sustainability program is available in the Company's Sustainability Reports, located on the Company's website at https://www.littelfuse.com/about-us/sustainability.aspx. The contents of the Company's Sustainability Reports and website are not incorporated by reference in this Annual Report on Form 10-K.

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

Increased government or governmental bodies contemplating legislative and regulatory changes in response to the potential impact of climate change could impose significant costs on us and our suppliers and customers, including increased cost of materials and natural resources, sources and supply of energy, capital equipment, environmental monitoring and reporting, or other costs to comply with such regulations. Potential regulations or standards could mandate more restrictive manufacturing requirements, such as stricter limits on greenhouse gas emissions and material used in production. Some jurisdictions have already passing such laws. For example, California enacted legislation in 2023 requiring disclosure of certain companies' greenhouse gas (GHG) emissions, climate-related financial risks, voluntary carbon offsets (VCOs), and certain climate-related emission claims. Any future climate change regulations could also adversely impact our ability to compete with companies not subject to such regulations.

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

The Company's customers, suppliers, employees and operations are located in numerous countries around the world, and contribute significantly to its revenues and earnings. Sales to customers outside the U.S. constituted approximately 65% of the Company's net sales in fiscal 2023, including approximately 23% to China, which decreased from 25% in fiscal 2022.

Economic conditions in China have been, and may continue to be, volatile and uncertain. In addition, the legal and regulatory system in China continues to evolve and is subject to change. There also continues to be significant uncertainty about the relationship between the U.S. and China, including with respect to geopolitics, trade policies, treaties, government regulations, and tariffs. Further deterioration of economic conditions or outlook, such as lower economic growth, recession or fears of recession in China may adversely affect the demand for or profitability of our products and services.

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

In December of 2022, the European Union reached an agreement pursuant to which all European Union countries agreed to enact laws based upon the OECD-led minimum tax proposals. As of the end of 2023, many of the European Union countries have already enacted these rules effective for years beginning on or after December 31, 2023. Similar legislation was adopted, or is expected to be adopted, in other countries with widespread implementation of the global minimum tax anticipated by the end of 2025. The Company’s income tax rate in certain non-U.S. jurisdictions is lower than 15%. Once these minimum tax rules are effective, they could have a significant adverse effect on the Company’s future effective tax rate and cash flows.

The Company has two subsidiaries in China which benefit from lower income tax rates due to “tax holidays” which apply for three-year periods. The tax holiday for one of the subsidiaries expired at the end of 2022 but was later extended for an additional three years, retroactive to include all of 2023, as well as 2024 and 2025, and for the other subsidiary the tax holiday expired at the end of 2023. Future year tax benefits will depend upon the Company’s ability to obtain extensions, after the three-year periods expire. There can be no assurance that future extensions will be granted.

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

The market price of the Company’s stock can fluctuate widely. Between December 31, 2022 and December 30, 2023, the closing sale price of the Company’s common stock ranged between a low of $212.8 and a high of $309.9. The volatility of the stock price may be related to any number of factors, such as volatility in the financial markets, general macroeconomic conditions, industry conditions, market expectations concerning the Company’s results of operations, or the volatility of its revenues as discussed above under “The Company’s revenues may vary significantly from period to period.” The historic market price of the Company’s common stock may not be indicative of future market prices. The Company may not be able to sustain or increase the value of its common stock. Declines in the market price of the Company’s stock could adversely affect the Company’s ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving the Company’s common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.

The cybersecurity and data protection program at Littelfuse is based on foundational principles outlined in applicable industry and internationally accepted-cybersecurity frameworks. The Company has experienced and will continue to experience cyber-attacks, attempts to breach its systems, and other similar incidents, however we do not believe that the prior cyber incidents have materially affected or currently are reasonably likely to materially affect the Company. Littelfuse faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows, or reputation. Like all cybersecurity programs, there is no guarantee that every attack method and technique has been fully addressed, as these change constantly, but Littelfuse is diligent in its attempts to protect data of the Company and its stakeholders.

Littelfuse strives to assess and update its cybersecurity program on a regular basis using an Information Security Management System (ISMS) comprised of three main elements – 1) independent internationally recognized vendors and technologies for assessments and monitoring, 2) strong internal controls based on industry standards, and 3) Board and Senior Leadership governance and support.

From an external assessment and monitoring perspective, Littelfuse engages third parties to monitor and report on known exploitable vulnerabilities, within and external to Littelfuse’s information technology (IT) ecosystems. These third parties provide assessment and vulnerability scanning tools to detect exploitable unauthorized access into the Littelfuse environments.

The Audit Committee of the Board of Directors is tasked with reviewing the Company’s policies and procedures related to cybersecurity risks and incidents. The Company’s Chief Information Officer (“CIO”) oversees its cybersecurity program, and regularly provides updates to Littelfuse Senior Leadership and the Audit Committee, as well as the full Board, which include information regarding our cybersecurity program initiatives, insurance coverage, acquisition integration processes, program performance as well as the maturity of the Littelfuse cybersecurity program. These cybersecurity maturity updates are based on cybersecurity maturity reporting and analysis by the Littelfuse internal IT team, as well as reporting provided by independent third parties. The updates help Senior Leadership, the Audit Committee, and the Board to understand the risks the organization faces based on changing cybersecurity threats and on changes to the Littelfuse environment due to factors such as acquisitions and new technology upgrades and improvements. Representatives from Littelfuse’s technology team and other business functions receive regular cybersecurity risk reports and use this information for its decision making in operational improvements as well as budget and resource allocations. The CIO has managed and evolved the cyber security function at Littelfuse for the past five years and is supported by a cyber security leader with over 20 years of Littelfuse experience in IT infrastructure, IT operations, and cybersecurity.

The ISMS within Littelfuse consists of internationally recognized program elements that reduce the risk of an operational or cybersecurity incident from significantly impacting Littelfuse and its customers, vendors, and employees. These ISMS elements include but are not limited to:

Security Awareness and Training – Littelfuse has an IT security awareness program consisting of training on the fundamentals of information security protection. These training courses are provided annually.

Network Protection – Network protection, detection, and monitoring technologies have been deployed on all external and internal network connections to segment different sections of the business from each other to strengthen key protection capabilities.

Identity and Access Management (IAM) – Littelfuse has implemented user authentication controls on its systems, devices, data, and applications. In addition, multi-factor authentication is implemented for all personnel who remotely access or have privileged account access to Littelfuse systems and networks.

Data Classification and Protection – Littelfuse has implemented data loss prevention and classification labels and encryption on its internal unstructured data to prevent unauthorized data loss and data sharing. Structured data in ERP systems and core business systems are encrypted and protected by industry cybersecurity standards and procedures.

Endpoint Protection – Littelfuse has implemented anti-virus, malware, and endpoint protection management detection and monitoring solutions on end-user devices and servers. Logs and alerts from these monitoring solutions are routed to independent third-party monitoring vendors that provide 24/7 monitoring, around the world.

Threat and Vulnerability Management – Littelfuse uses an internationally recognized managed security services provider (MSSP) and technologies to collect security alert and audit logs on a 24/7 basis, monitor and assess latest threat intelligence, provide analysis on new identified potential vulnerabilities, and provide response and support services to rapidly reduce any identified vulnerabilities.

Security Incident Management – Security incident response plans and procedures have been developed in collaboration with our MSSP. They allow us to assess potential threats, first and second level notification and response protocols, and supporting notification protocols – both internally and externally. These plans, procedures, and protocols are tested and updated on a regular basis.

Resiliency and Contingency Planning – Risk assessments are performed on a regular basis to assess the IT risk of single points of failure, security maturity, and security vulnerabilities. The results of these assessments are used to define various resiliency and contingency mitigation strategies, corrective action plans, on-site and remote data back-up strategies and technologies and allocation of IT resources.

ITEM 2. PROPERTIES.

The Company’s engineering and research and development, manufacturing, sales, warehouses, and distribution centers are located in approximately 76 owned or leased facilities worldwide with primary operations in China, France, Germany, India, Ireland, Italy, Japan, Lithuania, Mexico, Netherlands, Philippines, South Korea, Spain, U.K, the U.S., and Vietnam totaling approximately 5.0 million square feet. The Company’s owned facilities include approximately 2.6 million square feet and the Company’s leased facilities include approximately 2.4 million square feet. The Company’s corporate headquarters is located in the U.S. in Chicago, Illinois.

The Company believes its facilities are adequate to meet its requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings, other than routine litigation incidental to its business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Information about our Executive Officers.

The executive officers of the Company are as follows:

Name	Age	Position
David W. Heinzmann	60	President and Chief Executive Officer
Meenal A. Sethna	54	Executive Vice President and Chief Financial Officer
Ryan K. Stafford	56	Executive Vice President, Mergers and Acquisitions, Chief Legal Officer and Corporate Secretary
Maggie Chu	55	Senior Vice President and Chief Human Resources Officer
Matthew J. Cole	52	Senior Vice President, eMobility and Corporate Strategy
Alexander Conrad	57	Senior Vice President and General Manager, Passenger Vehicle Business
Peter Kim	51	Senior Vice President and General Manager, Industrial Business
Chad Marak	44	Senior Vice President and General Manager, Semiconductor Products
Deepak Nayar	64	Senior Vice President and General Manager, Electronics Business

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

Peter Kim, Senior Vice President and General Manager, Industrial Business. Mr. Kim joined Littelfuse in 2003 as Manager, Global Procurement. He then held various positions of increasing responsibility at Littelfuse including Director, Global Procurement; Director, Electronics Product Management; Vice President, Asia Sales; Vice President, Global Sales from 2017 to 2019; and Vice President and General Manager, Industrial Business from 2019 until assuming his current position in 2022.

Chad Marak, Senior Vice President and General Manager, Semiconductor Products. Mr. Marak joined Littelfuse in 2007 as Senior Design Engineer. Mr. Marak held various positions of increasing responsibility at Littelfuse including Technical Marketing Manager; Director of Technical Marketing; Director of Semiconductor Business Development; Vice President, Product Management from 2019 to 2020; and Vice President and General Manager, Semiconductor Products from 2020 until assuming his current position in 2022.

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

Number of Holders

As of February 9, 2024, there were 55 holders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us or affiliates during the fiscal year ended December 30, 2023.

Purchases of Equity Securities

On April 28, 2021, the Company announced that the Board of Directors authorized a three-year program to repurchase up to $300 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024.

The Company did not repurchase shares of its common stock during the fiscal year ended December 30, 2023. There are $300 million in the aggregate of shares available for purchase under the program as of December 30, 2023.

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

	12/2018	12/2019	12/2020	12/2021	12/2022	12/2023
Littelfuse, Inc.	$100	$113	$152	$189	$133	$164
Russell 1000	100	131	159	201	163	206
Dow Jones US Electrical Components & Equipment	100	124	149	187	154	197

The Dow Jones Electrical Components and Equipment Industry Group Index includes the common stock of AMETEK, Inc.; Amphenol Corp.; Arrow Electronics, Inc.; Avnet, Inc.; Eaton Corp plc; Emerson Electric Co.; Hubbell Inc.; Jabil Circuit, Inc.; Littelfuse, Inc.; Methode Electronics, Inc.; Regal Rexnord Corp.; Sensata Technologies Holding plc.; and TE Connectivity Ltd.

For Littelfuse, Inc. and all indexes noted above, a $100 investment made on December 29, 2018 and reinvestment of all dividends is assumed. Returns for the Company’s fiscal years presented above are as of the last day of the respective fiscal year which was December 28, 2019, December 26, 2020, January 1, 2022, December 31, 2022 and December 30, 2023 for the fiscal years 2019, 2020, 2021, 2022 and 2023, respectively.

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

2023 EXECUTIVE OVERVIEW

Net sales were $2,362.7 million, which decreased by $151.2 million or 6.0% in 2023 compared to 2022 including $0.7 million favorable changes in foreign exchange rates. The decrease was primarily driven by lower volume in the Electronics segment and the commercial vehicle business within the Transportation segment that more than offset $91.9 million or 3.7% of incremental net sales from the C&K acquisition within the Electronics segment and $13.2 million or 0.5% of net sales from the Western Automation acquisition within the Industrial segment. The Company recognized net income of $259.5 million, or $10.34 per diluted share, in 2023 compared to net income of $373.3 million, or $14.94 per diluted share in 2022. The decrease in net income was primarily due to lower operating income of $131.0 million in the Electronics segment and $29.9 million in the Transportation segment mainly driven by the commercial vehicle business.

Net cash provided by operating activities was $457.4 million for the fiscal year ended December 30, 2023 representing an increase of $37.7 million as compared to the fiscal year ended December 31, 2022. The increase in net cash provided by operating activities was primarily due to reductions in working capital partially offset by lower cash earnings.

On June 28, 2023, the Company entered into a definitive purchase agreement to acquire a 200mm wafer fab located in Dortmund, Germany (“Dortmund Fab”) from Elmos Semiconductor SE. The acquisition of the Dortmund Fab is expected to close in early fiscal year 2025. The total purchase price for the fab is approximately 93 million Euro, of which 37.2 million Euro down payment (approximately $40.5 million) was made with cash on hand and recorded in Other long-term assets in the Consolidated Balance Sheets was paid in the third quarter after regulatory approvals and approximately 56 million Euro will be paid at closing. The transaction did not have a material impact on the Company’s fiscal year 2023 financial results and is not expected to have material impact on the Company's 2024 financial results and will be reported in the semiconductor business within the Company’s Electronics segment.

On February 3, 2023, the Company completed the acquisition of Western Automation for approximately $162 million in cash. Headquartered in Galway, Ireland, Western Automation is a designer and manufacturer of electrical shock protection devices used across a broad range of high-growth end markets, including e-Mobility off-board charging infrastructure, industrial safety and renewables. At the time the Company and Western Automation entered into the definitive agreement, Western Automation had annualized sales of approximately $25 million. The business is reported within the Company’s Industrial segment. The Company financed the transaction with cash on hand.

Risks Related to Market Conditions

The Company continues to operate in a challenging macro environment, including but not limited to, supply chain disruptions, varying regional dynamics, and some pockets of end market softness. The ongoing war in Ukraine has had a minimal impact on the Company, as the Company suspended sales into and purchases from Russia. The Company does not have any direct operations in Ukraine or Russia.

OUTLOOK

Vision and Strategy

The Company closely collaborates with strategic customers to design and manufacture innovative and reliable solutions to help empower a sustainable, connected, and safer world in virtually every market that uses electrical energy.

Within transportation end markets, the Company’s products are found in passenger vehicles and commercial vehicles, like material handling equipment, heavy-duty truck and bus, off-road and recreational vehicles, construction equipment, agricultural machinery, rail, marine and aerospace. The Company is a key enabler of electrification, or eMobility, across these transportation applications. The Company is also a key enabler of electronification advancements across these transportation applications. The Company continues to advance its existing customer relationships with OEM, Tier One and channel partners while driving product content growth for advanced, high-growth applications.

Within industrial end markets, the Company’s products are found in renewable energy and energy storage applications, HVAC, factory automation and industrial safety, industrial motor drives and power conversion, EV charging infrastructure, and heavy and general industrial type applications. The Company utilizes its deep technical engineering capabilities and design support to drive product content growth across high-growth applications like renewables, energy storage, HVAC, and industrial automation and safety.

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

The Company expects the ever-increasing advancements of application architectures, driven by ongoing electronification and electrification across these end markets, to drive increasing product content opportunities. Built upon that framework, the Company has positioned itself around the structural growth themes of sustainability, connectivity, and safety, which will continue to drive increased demand for the Company’s innovative, reliable solutions across the transportation, industrial and electronics end markets that it serves.

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

The Company’s strategy is focused on accelerating organic growth by increasing its product content in applications and share gains, enhancing technology efforts to drive innovation, expanding its digital presence, capitalizing on cross segment opportunities, and gaining traction in niche, high-growth end markets. The Company also leverages strategic acquisitions to enhance its organic growth. The Company will continue to make targeted strategic acquisitions that align to its strategy and financial metrics to drive growth across its businesses, products, markets, and technologies while leveraging existing customers and targeting new customers.

Management believes profitable growth through a combination of organic growth and strategic acquisitions is critical to the Company’s competitiveness, while enhancing the value it delivers to all of its stakeholders. In addition, the Company continues to implement initiatives across all businesses to enhance productivity, and its commercial and operational capabilities, while managing its cost structure to align with business conditions, and the markets it serves. Primary areas of focus include optimizing its global operations, successfully integrating strategic acquisitions, and streamlining administrative and support activities to drive improved operating margins.

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

There were no impairment charges recorded during the fiscal years of 2023, 2022 and 2021.

Quantitative Assessment for Impairment

For the seven reporting units with goodwill, the Company compares the estimated fair value of each reporting unit to its carrying value. If the carrying value of a reporting unit exceeds the estimated fair value, the difference between the estimated fair value and carrying value is recorded as the amount of the goodwill impairment charge. The results of the goodwill impairment test as of October 1, 2023 indicated that the estimated fair values for each of the seven reporting units exceeded their respective carrying values. Accordingly, there were no goodwill impairment charges recorded as part of the Company’s 2023 annual goodwill impairment test.

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

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying value) the goodwill impairment test. All seven of the reporting units passed the goodwill impairment test, with fair values that exceeded the carrying values between 23% and 369% of their respective estimated fair values. As of the most recent annual test conducted on October 1, 2023, the Company noted that the excess of fair value over the carrying value was 110%, 80%, 126%, 47%, 58%, 23%, and 369% for its reporting units: Electronics-Passive Products and Sensors, Electronics-Semiconductor, Passenger Car Products, Commercial Vehicle Products, Automotive Sensors, Industrial Controls and Sensors, and Industrial Circuit Protection, respectively. Relatively small changes in the Company’s key assumptions would not have resulted in any reporting units failing the goodwill impairment test.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term net sales growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. A 1.0% decrease in the long-term net sales growth rate would have resulted in no reporting units failing the goodwill impairment test. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. The estimated discount rate was 12.6% for the Electronics-Passive Products and Sensors, Electronics-Semiconductor, Passenger Car Products, Commercial Vehicle Products, Automotive Sensors, and Industrial Circuit Protection reporting units, and 16.8% for the Industrial Controls and Sensors reporting unit. A 1.0% increase in the estimated discount rates would have resulted in no reporting units failing the annual goodwill impairment test. The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates. Additionally, price deterioration or lower volume could have a significant impact on the fair values of the reporting units.

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

In accordance with guidance issued by the Financial Accounting Standards Board ("FASB") staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

Further information regarding income taxes, including a detailed reconciliation of current year activity, is provided in Note 14, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report.

Critical Accounting Policies

Revenue Recognition

Revenue Disaggregation

The following table disaggregates the Company’s revenue by primary business units for the fiscal years ended December 30, 2023 and December 31, 2022:

	Fiscal Year Ended December 30, 2023
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$767,393	$—	$—	$767,393
Electronics – Passive Products and Sensors	583,033	—	—	583,033
Commercial Vehicle Products	—	323,758	—	323,758
Passenger Car Products	—	266,004	—	266,004
Automotive Sensors	—	88,516	—	88,516
Industrial Products	—	—	333,953	333,953
Total	$1,350,426	$678,278	$333,953	$2,362,657

	Fiscal Year Ended December 31, 2022
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$802,281	$—	$—	$802,281
Electronics – Passive Products and Sensors	690,538	—	—	690,538
Commercial Vehicle Products	—	374,707	—	374,707
Passenger Car Products	—	249,470	—	249,470
Automotive Sensors	—	91,963	—	91,963
Industrial Products	—	—	304,938	304,938
Total	$1,492,819	$716,140	$304,938	$2,513,897

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

Long-Lived Assets

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Factors which could trigger an impairment review include significant underperformance relative to historical or projected operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. For the fiscal year ended December 30, 2023, the Company recognized a $3.9 million impairment charge related to the land and building of a property in the commercial vehicle business within the Transportation segment that the Company made the decision to donate, a $0.9 million impairment charge substantially related to certain patents in a business within the Industrial segment, and a $0.1 million impairment on certain machinery and equipment in the semiconductor business within the Electronics segment. For the fiscal year ended December 31, 2022, the Company recorded a $2.9 million non-cash impairment charge for certain acquired technology and patent intangible assets due to a change in use and projected cash flows within the Electronics segment. Additionally, the Company recorded a non-cash impairment charge of $1.7 million for certain machinery and equipment within the Electronics segment due to a decision to cease further production of a product line during the fourth quarter of 2022.

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

Pension Plans

The Company records annual income and expense amounts relating to its pension and postretirement benefits plans based on calculations which include various actuarial assumptions including discount rates, expected long-term rates of return and compensation increases. The Company reviews its actuarial assumptions on an annual basis as of the fiscal year-end balance sheet date (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumption based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the Consolidated Balance Sheets but are generally amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive loss. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The Company maintains several pension plans in international locations. The expected returns on plan assets and discount rates are determined based on each plan’s investment approach, local interest rates and plan participant profiles. The weighted-average discount rates for the Company’s defined benefit plans primarily in Europe and the Asia-Pacific regions at December 30, 2023 and December 31, 2022 were 5.6% and 5.8%, respectively.

A 50 basis point change in the discount rates at December 30, 2023 would have the following effect on the projected benefit obligation:

(in millions)	0.5% Increase	0.5% Decrease
Projected benefit obligation	$(3.8)	$4.1

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

Total equity-based compensation expense for all equity compensation plans was $25.7 million, $24.6 million, and $21.4 million in 2023, 2022, and 2021, respectively. Further information regarding this expense is provided in Note 12, Stock-Based Compensation, of the Notes to Consolidated Financial Statements included in this Annual Report.

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 30, 2023 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2022

Fiscal year 2023 included $28.2 million of non-segment charges, of which $11.7 million related to legal and professional fees and other integration expenses related to completed and contemplated acquisitions and $16.5 million of restructuring, impairment and other charges, primarily associated with employee termination costs and a $3.9 million impairment charge for the land and building in the commercial vehicle business within the Transportation segment. See Note 8, Restructuring, Impairment and Other Charges, for further discussion.

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

Fiscal year 2023 also included approximately $12.3 million in foreign currency exchange losses primarily attributable to changes in the value of the Euro, Sterling, and Chinese renminbi against the U.S. dollar, while fiscal year 2022 included approximately $24.4 million in foreign currency exchange losses primarily attributable to changes in the value of the Euro, Philippine peso, Sterling, and Chinese renminbi against the U.S. dollar.

	Fiscal Year
(in thousands, except % change)	2023	2022	Change	% Change
Net sales	$2,362,657	$2,513,897	$(151,240)	(6.0)%
Cost of sales	1,462,416	1,506,984	(44,568)	(3.0)%
Gross profit	900,241	1,006,913	(106,672)	(10.6)%
Operating expenses	539,379	506,087	33,292	6.6%
Operating income	360,862	500,826	(139,964)	(27.9)%
Other (income) expense, net	(19,901)	7,207	(27,108)	(376.1)%
Income before income taxes	328,598	443,044	(114,446)	(25.8)%
Income taxes	69,113	69,738	(625)	(0.9)%
Net income	259,485	373,306	(113,821)	(30.5)%

Net Sales

Net sales were $2,362.7 million, which decreased by $151.2 million, or 6.0% compared to 2022, including $0.7 million of favorable changes in foreign exchange rates for 2023 compared to 2022. The sales decrease was primarily due to lower volume in the Electronics segment and the commercial vehicle business within the Transportation segment that more than offset $105.1 million or 4.2% of incremental net sales from the C&K and Western Automation acquisitions and higher volume from the Industrial segment.

Cost of Sales

Cost of sales was $1,462.4 million, or 61.9% of net sales, in 2023, compared to $1,507.0 million, or 59.9% of net sales, in 2022. As a percent of net sales, cost of sales increased 2.0% driven by lower volume in the Electronics segment and the commercial vehicle business within the Transportation segment, partially offset by volume leverage and favorable product mix from the Industrial segment compared to 2022, and $15.6 million or 0.6% of purchase accounting inventory charges recorded during 2022.

Gross Profit

Gross profit was $900.2 million, or 38.1% of net sales, in 2023, compared to $1,006.9 million, or 40.1% of net sales, in 2022. The $106.7 million decrease in gross profit was primarily due to lower volume in the Electronics segment and the commercial vehicle business within the Transportation segment, partially offset by the acquisition of C&K within the Electronics segment, and volume leverage and favorable product mix from the Industrial segment and $15.6 million or 0.6% of purchase accounting inventory charges recorded during the first nine months of 2022.

Operating Expenses

Total operating expenses were $539.4 million, or 22.8% of net sales, for 2023 compared to $506.1 million, or 20.1% of net sales, for 2022. The increase in operating expenses of $33.3 million was primarily due to higher selling, general, and administrative expenses of $9.8 million, higher amortization expense of $10.1 million and research and development expenses of $6.8 million mainly due to the C&K and Western Automation acquisitions. Additionally, the Company incurred an increase in restructuring, impairment, and other charges of $6.5 million primarily related to the reorganization of certain manufacturing, selling and administrative functions within the Transportation and Industrial segments and a $3.9 million impairment charge related to the land and building of a property in the commercial vehicle business within the Transportation segment. This increase in operating expenses was partially offset by lower variable incentive compensation expense.

Operating Income

Operating income for 2023 was $360.9 million, a decrease of $140.0 million or 27.9% compared to $500.8 million for 2022. The decrease in operating income was due to lower gross profit from the Electronics and Transportation segments and higher operating expenses as noted above. Operating margins decreased from 19.9% in 2022 to 15.3% in 2023 primarily driven by lower volume in the Electronics and Transportation segments and the higher operating expenses mentioned above.

Income Before Income Taxes

Income before income taxes for 2023 was $328.6 million, or 13.9% of net sales compared to $443.0 million, or 17.6% of net sales, for 2022. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily benefited by lower foreign exchange losses of $12.1 million and lower unrealized losses of $13.7 million related to one of the Company's equity investments for 2023 compared to 2022.

Income Taxes

Income tax expense for 2023 was $69.1 million, or an effective tax rate of 21.0%, compared to income tax expense of $69.7 million, or an effective tax rate of 15.7% for 2022. The effective tax rate for 2023 is higher than the effective tax rate for 2022, primarily due to less income earned in lower tax jurisdictions in 2023, as well as one-time tax benefits in 2022 resulting from losses on investments in the stock of two of the Company's affiliates. The effective tax rate for 2022 was lower than the applicable U.S. statutory tax rate primarily due to income earned in lower tax jurisdictions as well as the impact of the one-time deductions previously noted. Further information regarding these items is provided in Note 14, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report.

Segment Information

The Company reports its operations by the following segments: Electronics, Transportation and Industrial. Segment information is described more fully in Note 16, Segment Information, of the Notes to Consolidated Financial Statements included in this Annual Report.

The following table is a summary of the Company’s net sales and operating income by segment:

Net Sales	Fiscal Year
(in millions)	2023	2022	Change	% Change
Electronics	$1,350.4	$1,492.8	$(142.4)	(9.5)%
Transportation	678.3	716.2	(37.9)	(5.3)%
Industrial	334.0	304.9	29.1	9.5%
Total	$2,362.7	$2,513.9	$(151.2)	(6.0)%

Operating Income	Fiscal Year
(in millions)	2023	2022	Change	% Change
Electronics	$300.6	$431.6	$(131.0)	(30.4)%
Transportation	33.7	63.5	(29.8)	(47.0)%
Industrial	54.8	48.9	5.9	12.1%
Other (a)	(28.2)	(43.2)	15.0
Total	$360.9	$500.8	$(139.9)	(30.9)%

(a) Included in “Other” Operating income for the 2023 was $28.2 million of non-segment charges, of which $11.7 million was for legal and professional fees and other integration expenses related to completed and contemplated acquisitions, $16.5 million of restructuring, impairment and other charges, primarily related to employee termination costs and a $3.9 million impairment charge related to the land and building in the commercial vehicle business within the Transportation segment. See Note 8, Restructuring, Impairment and Other Charges, for further discussion.

Included in “Other” Operating income for 2022 was $43.2 million of non-segment charges, of which $17.6 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, $15.6 million of purchase accounting inventory step-up charges, and $10.0 million of restructuring, impairment and other charges, primarily related to employee termination costs and a $2.9 million non-cash impairment charge for certain acquired technology and patent intangible assets due to a change in use and projected cash flows within the Electronics segment in the fourth quarter of 2022. See Note 8, Restructuring, Impairment and Other Charges, for further discussion.

Electronics Segment

Net Sales

Net sales for the Electronics segment decreased $142.4 million, or 9.5%, in 2023 compared to 2022 and included favorable changes in foreign exchange rates of $2.1 million or 0.1%. The sales decrease was mainly due to lower volume from the Electronics products business driven by inventory rebalancing at certain distributors and reduced demand across certain electronics markets, including consumer facing and personal electronics, and telecom, which more than offset the incremental net sales of $91.9 million from the C&K acquisition.

Operating Income

Operating income was $300.6 million, representing a decrease of $131.0 million, or 30.4%, in 2023 compared to $431.6 million in 2022. The decrease in operating income was primarily due to lower volume mainly driven from the Electronics products business, which more than offset the incremental volume from the C&K acquisition. Operating margins decreased from 28.9% in 2022 to 22.3% in 2023 primarily due to the lower volume.

Transportation Segment

Net Sales

Net sales in the Transportation segment decreased $37.9 million, or 5.3%, in 2023 compared to 2022 and included unfavorable changes in foreign exchange rates of $0.7 million or 0.1%. The commercial vehicle business net sales declined $50.9 million, largely driven by reduced demand largely due to inventory rebalancing at certain distributors and customers, and some demand reduction in commercial vehicle end markets. The automotive sensors business had net sales declines of $3.4 million primarily due to lower demand in the United States and China. These declines were partially offset by an increase of $16.5 million from the passenger car products business driven by the ongoing electronification and electrification of vehicles and global passenger vehicle production growth.

Operating Income

Operating income was $33.7 million, representing a decrease of $29.8 million, or 47.0%, in 2023 compared to $63.5 million in 2022. Operating margins declined from 8.9% to 5.0% primarily due to lower volume from the commercial vehicle business, partially offset by higher volume and price realization in the passenger car business.

Industrial Segment

Net Sales

The Industrial segment net sales increased by $29.1 million, or 9.5%, in 2023 compared to 2022 and included unfavorable changes in foreign exchange rates of $0.7 million or 0.2%. The increase in net sales was primarily due to higher volume across multiple end markets, and the acquisition of Western Automation.

Operating Income

Operating income was $54.8 million, representing an increase of $5.9 million, or 12.1%, in 2023 compared to $48.9 million in 2022. The increase in operating income was due to price realization and higher volume, partially offset by higher amortization expenses from the acquisition of Western Automation. Operating margins were 16.4% in 2023 compared to 16.0% in 2022.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Fiscal Year
(in millions)	2023	2022	Change	% Change
Americas	$901.5	$992.3	$(90.8)	(9.2)%
Asia-Pacific	898.9	1,019.9	(121.0)	(11.9)%
Europe	562.3	501.7	60.6	12.1%
Total	$2,362.7	$2,513.9	$(151.2)	(6.0)%

Americas

Net sales in the Americas decreased $90.8 million, or 9.2%, in 2023 compared to 2022 and included unfavorable changes in foreign exchange rates of $0.1 million. The decrease in net sales was primarily due to lower volume from the electronics products business within the Electronics segment and lower sales from the commercial vehicle business within the Transportation segment, partially offset by incremental sales from C&K acquisition within the Electronics segment and higher sales within the Industrial segment compared to 2022.

Asia-Pacific

Asia-Pacific net sales decreased $121.0 million, or 11.9%, in 2023 compared to 2022 and included unfavorable changes in foreign exchange rates of $12.3 million. The decrease in net sales was primarily due to lower net sales from electronics products business within the Electronics segment and lower net sales from the commercial vehicle business within the Transportation segment, partially offset by incremental sales from C&K acquisition within the Electronics segment and Western Automation acquisition within in the Industrial segment compared to 2022.

Europe

European net sales increased $60.6 million, or 12.1%, in 2023 compared to 2022 and included favorable changes in foreign exchange rates of $13.1 million. The increase in net sales was primarily due to incremental sales from the acquisition of C&K, increased volume from the semiconductor business within the Electronics segment and the passenger car products business within the Transportation segment, and the incremental sales from the Western Automation acquisition included within the Industrial segment, partially offset by lower net sales from the electronics products business within the Electronics segment.

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

The following table is a summary of the Company’s net sales and operating income by segment:

	Fiscal Year
(in millions)	2022	2021	Change	% Change
Electronics	$1,492.8	$1,300.7	$192.1	14.8%
Transportation	716.2	528.1	188.1	35.6%
Industrial	304.9	251.1	53.8	21.4%
Total	$2,513.9	$2,079.9	$434.0	20.9%

Operating Income	Fiscal Year
(in millions)	2022	2021	Change	% Change
Electronics	$431.6	$309.6	$122.0	39.4%
Transportation	63.5	66.0	(2.5)	(3.7)%
Industrial	48.9	22.6	26.3	116.0%
Other (a)	(43.2)	(12.6)	(30.6)
Total	$500.8	$385.6	$115.2	29.9%

(a) Included in “Other” Operating income for 2022 was $17.6 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, $15.6 million of purchase accounting inventory step-up charges, and $10.0 million of restructuring, impairment and other charges, primarily related to employee termination costs and a $2.9 million non-cash impairment charge for certain acquired technology and patent intangible assets due to a change in use and projected cash flows within the Electronics segment in the fourth quarter of 2022. See Note 8, Restructuring, Impairment and Other Charges, for further discussion.

Included in “Other” Operating income for 2021 was $8.4 million of purchase accounting inventory step-up charges, $7.0 million of legal and professional fees and other integration expenses related to Carling, Hartland and other contemplated acquisitions, and $2.2 million of restructuring, impairment and other charges, primarily related to employee termination costs. In addition, there was a gain of $5.0 million recorded for the sale of buildings within the Electronics segment. See Note 8, Restructuring, Impairment and Other Charges, for further discussion.

Electronics Segment

Net Sales

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

Operating Income

Operating income was $431.6 million, representing an increase of $122.0 million, or 39.4%, in 2022 compared to $309.6 million in 2021. The increase in operating income was primarily due to higher volume and price realization from the semiconductor and electronics products businesses and also the incremental operating income from the C&K acquisition. Operating margins increased from 23.8% in 2021 to 28.9% in 2022.

Transportation Segment

Net Sales

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

Operating Income

Operating income was $63.5 million, representing a decrease of $2.5 million, or 3.7%, in 2022 compared to $66.0 million in 2021. The decreased in operating income was primarily due to lower volume in the passenger car products and automotive sensors businesses, partially offset by the incremental operating income from the Carling acquisition. Operating margins declined from 12.5% to 8.9%.

Industrial Segment

Net Sales

The Industrial segment net sales increased by $53.8 million, or 21.4%, in 2022 compared to 2021 and included unfavorable changes in foreign exchange rates of $2.2 million or 0.9%. The increase in net sales was primarily due to higher volume and demand across a number of end markets, price realization, and incremental one month net sales of $9.1 million or 3.6% from the Hartland acquisition.

Operating Income

Operating income was $48.9 million, representing an increase of $26.3 million, or 116.0%, in 2022 compared to $22.6 million in 2021. The increase in operating income was due to higher volume and price realization. Operating margins were 16.0% in 2022 compared to 9.0% in 2021.

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

Liquidity and Capital Resources

Cash and cash equivalents were $555.5 million as of December 30, 2023, a decrease of $7.1 million as compared to December 31, 2022.

As of December 30, 2023, $376.9 million of the Company's $555.5 million cash and cash equivalents was held by non-U.S. subsidiaries. Of the $376.9 million, at least $214.3 million can be repatriated with minimal tax consequences, although in certain cases a non-U.S. withholding tax would be payable but subsequently refunded. With respect to the remaining $162.6 million, the Company has recognized deferred tax liabilities on approximately $106.3 million as of December 30, 2023 because the amounts are not considered to be permanently reinvested, and the Company may access additional amounts through loans and other means. Repatriation of some non-U.S. cash balances is restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions and tax laws could result in changes to these judgments and the need to record additional tax liabilities.

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the fiscal year ended December 30, 2023, the Company made term loan payments of $7.5 million. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $288.8 million, respectively, as of December 30, 2023.

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

As of December 30, 2023, the effective interest rate on unhedged portion of the outstanding borrowings under the credit facility was 6.71%, and 4.13% on the hedged portion.

As of December 30, 2023, the Company had $0.2 outstanding letters of credit and had available $599.8 million of borrowing capacity under the revolving credit facility. At December 30, 2023, the Company was in compliance with all covenants under the credit agreement.

Senior Notes

On December 8, 2016, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold €212 million aggregate principal amount of senior notes in two series. The funding date for the Euro denominated senior notes occurred on December 8, 2016 for €117 million in aggregate amount of 1.14% Senior Notes, Series A, due December 8, 2023 (“Euro Senior Notes, Series A due 2023”), and €95 million in aggregate amount of 1.83% Senior Notes, Series B due December 8, 2028 (“Euro Senior Notes, Series B due 2028”) (together, the “Euro Senior Notes”). Interest on the Euro Senior Notes is payable semiannually on June 8 and December 8, commencing June 8, 2017. On December 8, 2023, the Company paid off €117 million of Euro Senior Notes, Series A due 2023.

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

Debt Covenants
The Company was in compliance with its debt covenants as of December 30, 2023. As of December 30, 2023, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions

On June 28, 2023, the Company entered into a definitive purchase agreement to acquire a 200mm wafer fab located in Dortmund, Germany (“Dortmund Fab”) from Elmos Semiconductor SE. The acquisition of the Dortmund Fab is expected to close in early fiscal year 2025. The total purchase price for the fab is approximately 93 million Euro, of which 37.2 million Euro down payment (approximately $40.5 million) was made with cash on hand and recorded in Other long-term assets in the Consolidated Balance Sheets was paid in the third quarter after regulatory approvals and approximately 56 million Euro will be paid at closing. The transaction did not have a material impact on the Company’s fiscal year 2023 financial results and is not expected to have material impact on the Company's 2024 financial results and will be reported in the semiconductor business within the Company’s Electronics segment.

On February 3, 2023, the Company completed the acquisition of Western Automation for approximately $162 million in cash. Headquartered in Galway, Ireland, Western Automation is a designer and manufacturer of electrical shock protection devices used across a broad range of high-growth end markets, including e-Mobility off-board charging infrastructure, industrial safety and renewables. At the time the Company and Western Automation entered into the definitive agreement, Western Automation had annualized sales of approximately $25 million. The business is reported within the Company’s Industrial segment. The Company financed the transaction with cash on hand.

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

The following describes the Company’s cash flows for the fiscal year ended December 30, 2023 and December 31, 2022:

	Fiscal Year
(in millions)	2023	2022
Net cash provided by operating activities	$457.4	$419.7
Net cash used in investing activities	(284.3)	(636.4)
Net cash (used in) provided by financing activities	(185.7)	310.2
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4.8	(11.4)
(Decrease) increase in cash, cash equivalents, and restricted cash	(7.8)	82.1
Cash, cash equivalents, and restricted cash at beginning of period	564.9	482.8
Cash, cash equivalents, and restricted cash at end of period	$557.1	$564.9

Cash Flow from Operating Activities

Net cash provided by operating activities was $457.4 million for the fiscal year 2023, an increase of $37.7 million, compared to $419.7 million during the fiscal year 2022. The increase in net cash provided by operating activities was primarily due to reductions in working capital partially offset by lower cash earnings.

Cash Flow from Investing Activities

Net cash used in investing activities was $284.3 million for the fiscal year 2023, compared to $636.4 million during the fiscal year 2022. Net cash paid for acquisitions was $198.8 million for the Dortmund Fab and Western Automation acquisitions during the fiscal year 2023 versus $532.7 million primarily for the C&K and Embed acquisitions during the fiscal year 2022. Capital expenditures were $86.2 million, representing a decrease of $18.2 million compared to the fiscal year 2022. The Company also received proceeds of $0.8 million primarily from the sale of a property within the Electronics segment during the fiscal year 2023 as compared to proceeds of $0.7 million from the sale of a property within the Transportation segment during the fiscal year 2022.

Cash Flow from Financing Activities

Net cash used in financing activities was $185.7 million for the fiscal year 2023 compared to $310.2 million net cash provided by financing activities for the fiscal year 2022. On July 18, 2022, the Company issued and funded $100 million in aggregate principal amount of 4.33% U.S. Senior Notes, due 2032. On June 30, 2022, the Company amended and restated its Credit Agreement and borrowed $300.0 million through a term loan. During the fiscal year 2023, the Company paid $121.3 million (€117 million) of Euro Senior Notes, Series A due 2023 and $7.5 million on the term loan. During the fiscal year 2022, the Company paid $25.0 million of U.S. Senior Notes, Series A due on February 15, 2022 and $3.8 million on the term loan. Additionally, the Company paid dividends of $62.2 million and $55.9 million for the fiscal year 2023 and 2022, respectively, representing an increase of $6.3 million from the fiscal year 2022.

The following describes the Company’s cash flows for the twelve months ended December 31, 2022 and January 1, 2022:

	Fiscal Year
(in millions)	2022	2021
Net cash provided by operating activities	$419.7	$373.3
Net cash used in investing activities	(636.4)	(499.2)
Net cash provided by (used in) financing activities	310.2	(69.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(11.4)	(9.8)
Increase (decrease) in cash, cash equivalents, and restricted cash	82.1	(204.7)
Cash, cash equivalents, and restricted cash at beginning of period	482.8	687.5
Cash, cash equivalents, and restricted cash at end of period	$564.9	$482.8

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

Contractual Obligations and Commitments

The following table summarizes outstanding contractual obligations and commitments as of December 30, 2023:

	Payments Due By Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	Greater than 5 Years
Long-term debt(a)	$875,705	$14,020	$83,939	$552,746	$225,000
Interest payments(b)	180,462	42,760	79,966	35,493	22,243
Operating and finance lease payments(c)	78,250	15,292	18,255	13,769	30,934
Income tax obligation(d)	14,792	6,600	8,192	—	—
Purchase obligations(e)	32,406	30,438	1,048	920	—
Total	$1,181,615	$109,110	$191,400	$602,928	$278,177

(a)Excludes offsetting issuance costs of $3.8 million. Euro denominated debt amounts are converted based on the Euro to U.S. Dollar spot rate at year end. For more information see Note 9, Debt, of the Notes to Consolidated Financial Statements.

(b)Amounts represent estimated contractual interest payments on outstanding debt. Rates in effect as of December 30, 2023 are used for variable rate debt. For more information see Note 9, Debt, of the Notes to Consolidated Financial Statements.

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

In addition to the above contractual obligations and commitments, the Company had the following obligations at December 30, 2023:

The Company has Company-sponsored defined benefit pension plans covering employees at various non-U.S. subsidiaries including the U.K., Germany, the Philippines, China, Japan, Mexico, Italy and France. At December 30, 2023, the Company had a net unfunded status of $35.8 million. The Company expects to make approximately $2.2 million of contributions to the plans and pay $2.1 million of benefits directly in 2024. For additional information, see Note 11, Benefit Plans, of the Notes to Consolidated Financial Statements.

Dividends

Cash dividends paid totaled $62.2 million, $55.9 million and $49.7 million for 2023, 2022 and 2021, respectively. On January 25, 2024, the Board of Directors of the Company declared a quarterly cash dividend of $0.65 per share, payable on March 7, 2024 to stockholders of record as of February 22, 2024.

Capital Resources

The Company expends capital to support its operating and strategic plans. Such expenditures include strategic acquisitions, investments to maintain capital assets, develop new products or improve existing products, and to enhance capacity or productivity. Many of the associated projects have long lead-times and require commitments in advance of actual spending.

Share Repurchase Program

On April 28, 2021, the Company announced that the Board of Directors authorized a three-year program to repurchase up to $300 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024. There are $300 million in the aggregate of shares available for purchase under the program as of December 30, 2023.

During the fiscal years of 2023, 2022, and 2021, the Company did not repurchase any shares of its common stock.

Off-Balance Sheet Arrangements

As of December 30, 2023, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The revolving loan and term loan balance under the Credit Facility was $100.0 million and $288.8 million, respectively, as of December 30, 2023. On May 12, 2022, the Company entered into an interest rate swap agreement to manage interest rate risk exposure, effectively converting the interest rate on the Company's SOFR based floating-rate loans to a fixed-rate. The interest rate swap, with a notional value of $200 million, was designated as a cash flow hedge against the variability of cash flows associated with the Company's SOFR based loans scheduled to mature on June 30, 2027. The cash flow hedge reduces the Company exposure to future interest rate fluctuation. After consideration of the hedge above, the remaining borrowings of $188.8 million, which represents approximately 20% of the Company's total debt, is subject to future interest rate fluctuations which could potentially have a negative impact on the Company's cash flows. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its credit facility would result in an increase of approximately $1.9 million in annual interest expense. This exposure would be partially if not fully offset by higher interest income from the Company's investments.

Foreign Exchange Rate Risk

The majority of the Company’s operations consist of manufacturing and sales activities in foreign countries. The Company has operations in China, France, Germany, India, Ireland, Mexico, Philippines, U.K., Japan, Lithuania, Netherlands, Portugal, Singapore, South Korea, Spain, U.S., and Vietnam. During 2023, sales to customers outside the U.S. were approximately 65% of total net sales. During 2022, sales to customers outside the U.S. were approximately 64% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Chinese renminbi, Japanese yen, or Korean won.

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

At December 30, 2023, the net value of the Company’s assets with exposure to foreign currency risk was approximately $38 million, with the largest exposure being a Japanese Yen denominated inter-company loan with a U.S. Dollars functional currency subsidiary. The reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive asset instruments would be $3.8 million at December 30, 2023. At December 30, 2023, the net value of the Company’s liabilities with exposure to foreign currency risk was $6.5 million, with the largest exposure being U.S. Dollar denominated inter-company loans with a Mexican Peso functional currency subsidiary. The reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive liability instruments would be $0.6 million at December 30, 2023. As a result of the mix in currencies impacting the hypothetical 10% changes, the movements in some instruments would offset movements in other instruments reducing the hypothetical exposure to the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Littelfuse, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Littelfuse, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, the related consolidated statements of net income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 16, 2024 expressed an unqualified opinion.

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

Business Acquisition – Western Automation – Valuation of acquired intangible assets
As discussed in Note 2, the Company acquired Western Automation (“Western Automation”), on February 3, 2023 for a total purchase price of approximately $158 million, net of cash acquired. The Company allocated the purchase price, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $68 million. We identified the valuation of acquired Western Automation intangible assets as a critical audit matter.

The principal considerations for our determination that the valuation of acquired Western Automation intangible assets is a critical audit matter are (i) the significant judgment by management when determining assumptions used in the fair value measurement of acquired intangible assets (ii) the high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s significant assumptions relating to the projected forecasted information including revenue growth rate, weighted average cost of capital (WACC), royalty rate, and customer attrition rate and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to the valuation of the acquired intangible assets included the following, among others:
•we tested the design and operating effectiveness of the controls over the Company’s acquisition and valuation process, including review of the valuation model, significant assumptions used, and the completeness and accuracy of the underlying data used
•we tested the projected financial information including forecasted revenue growth rate by assessing the reasonableness of management’s forecasts compared to historical results and forecasted industry trends
•with the assistance of our valuation specialists, we assessed the assumptions and methodologies used in developing the WACC, royalty rates, and customer attrition rates by developing a range of independent estimates and comparing those to the rates selected by management. We also involved our valuation specialists to evaluate the assumptions and methodologies used in valuing the intangible assets.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Southfield, Michigan
February 16, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Littelfuse, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Littelfuse, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 30, 2023, and our report dated February 16, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP
Southfield, Michigan
February 16, 2024

LITTELFUSE, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$555,513	$562,588
Short-term investments	235	84
Trade receivables, less allowances of $84,696 and $83,562, respectively	287,018	306,578
Inventories (Note 3)	474,607	547,690
Prepaid income taxes and income taxes receivable	8,701	7,215
Prepaid expenses and other current assets	82,526	87,641
Total current assets	1,408,600	1,511,796
Net property, plant, and equipment (Note 4)	493,153	481,110
Intangible assets, net of amortization (Note 5)	606,136	593,970
Goodwill (Note 5)	1,309,998	1,186,922
Investments (Note 1)	24,821	24,121
Deferred income taxes (Note 14)	10,486	14,367
Right of use lease assets (Note 7)	62,370	57,382
Other long-term assets	79,711	34,066
Total assets	$3,995,275	$3,903,734
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$173,535	$208,571
Accrued liabilities (Note 6)	149,214	187,057
Accrued income taxes	38,725	41,793
Current portion of long-term debt (Note 9)	14,020	134,874
Total current liabilities	375,494	572,295
Long-term debt, less current portion (Note 9)	857,915	866,623
Deferred income taxes (Note 14)	110,820	100,230
Accrued post-retirement benefits (Note 11)	34,422	28,037
Non-current lease liabilities (Note 7)	49,472	45,661
Other long-term liabilities	86,671	79,510
Total Liabilities	1,514,794	1,692,356
Commitments and Contingencies (Note 17)
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, 26,624,071 and 26,445,618, respectively	262	261
Additional paid-in capital	1,012,325	974,097
Treasury stock, at cost: 1,711,290 and 1,685,357 shares, respectively	(259,263)	(252,866)
Accumulated other comprehensive loss	(55,817)	(95,764)
Retained earnings	1,782,662	1,585,466
Littelfuse, Inc. shareholders’ equity	2,480,169	2,211,194
Non-controlling interest	312	184
Total equity	2,480,481	2,211,378
Total liabilities and equity	$3,995,275	$3,903,734

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF NET INCOME

	Fiscal Year Ended
(in thousands, except per share data)	December 30, 2023	December 31, 2022	January 1, 2022
Net sales	$2,362,657	$2,513,897	$2,079,928
Cost of sales	1,462,416	1,506,984	1,308,002
Gross profit	900,241	1,006,913	771,926

Selling, general, and administrative expenses	354,655	344,813	275,457
Research and development expenses	102,429	95,602	65,940
Amortization of intangibles	65,794	55,695	42,729
Restructuring, impairment, and other charges	16,501	9,977	2,158
Total operating expenses	539,379	506,087	386,284
Operating income	360,862	500,826	385,642

Interest expense	39,866	26,216	18,527
Foreign exchange loss	12,299	24,359	17,158
Other (income) expense, net	(19,901)	7,207	8,932
Income before income taxes	328,598	443,044	341,025
Income taxes	69,113	69,738	57,219
Net income	$259,485	$373,306	$283,806

Income per share:
Basic	$10.44	$15.09	$11.54
Diluted	$10.34	$14.94	$11.38

Weighted average shares and equivalent shares outstanding:
Basic	24,854	24,734	24,603
Diluted	25,102	24,986	24,932

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(in thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Net income	$259,485	$373,306	$283,806
Other comprehensive income (loss):
Pension and postemployment adjustments, net of tax	(5,420)	9,735	22,213
Cash flow hedge, net of tax	(2,148)	6,596	—
Foreign currency translation adjustments, net of tax	47,515	(38,632)	(4,519)
Comprehensive income	$299,432	$351,005	$301,500

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in thousands)	December 30, 2023	December 31, 2022	January 1, 2022
OPERATING ACTIVITIES
Net income	$259,485	$373,306	$283,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71,634	65,011	55,906
Amortization of intangibles	65,794	55,695	42,729
Non-cash pension settlement charges	—	—	19,855
Impairment charges	4,853	4,546	—
Deferred revenue	1,787	115	(2,570)
Non-cash inventory charges	—	15,593	8,397
Stock-based compensation	23,898	23,626	19,611
Loss (gain) on investments and other assets	291	14,024	(8,907)
Deferred income taxes	46	(22,419)	(8,020)
Other	5,473	32,680	20,275
Changes in operating assets and liabilities:
Trade receivables	24,517	(19,334)	(10,234)
Inventories	82,471	(89,235)	(104,555)
Accounts payable	(36,277)	(22,403)	40,481
Accrued liabilities and income taxes	(61,022)	(9,495)	30,793
Prepaid expenses and other assets	14,437	(1,992)	(14,223)
Net cash provided by operating activities	457,387	419,718	373,344
INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(198,810)	(532,670)	(423,633)
Purchases of property, plant, and equipment	(86,188)	(104,341)	(90,562)
Net proceeds from sale of property, plant, and equipment	832	676	15,425
Other	(151)	(62)	(390)
Net cash used in investing activities	(284,317)	(636,397)	(499,160)
FINANCING ACTIVITIES
Proceeds of term loan	—	300,000	—
Proceeds from senior notes payable	—	100,000	—
Payments of senior notes payable	(121,302)	(25,000)	—
Payments of revolving credit facility	—	—	(30,000)
Repayments of other debts	(2,697)	(1,552)	(2,619)
Payments of term loan	(7,500)	(3,750)	—
Net proceeds (payments) related to stock-based award activities	7,934	(862)	13,365
Debt issuance costs	—	(2,723)	—
Cash dividends paid	(62,161)	(55,911)	(49,730)
Net cash (used in) provided by financing activities	(185,726)	310,202	(68,984)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,840	(11,420)	(9,889)
(Decrease) increase in cash, cash equivalents, and restricted cash	(7,816)	82,103	(204,689)
Cash, cash equivalents, and restricted cash at beginning of period	564,939	482,836	$687,525
Cash, cash equivalents, and restricted cash at end of period	$557,123	$564,939	$482,836
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$555,513	$562,588	$478,473
Restricted cash included in prepaid expenses and other current assets	$—	$802	$2,718
Restricted cash included in other long-term assets	$1,610	$1,549	$1,645
Cash paid during the period for interest	$37,167	$25,439	$17,420
Cash paid during the period for income taxes, net of refunds	$73,932	$93,622	$55,561
Capital expenditures, not yet paid	$9,191	$11,725	$11,872

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Inc. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 26, 2020	$259	$907,858	$(242,366)	$(91,157)	$1,034,048	$131	$1,608,773
Net income	—	—	—	—	283,806	—	283,806
Other comprehensive income, net of tax	—	—	—	17,694	—	—	17,694
Stock-based compensation	—	19,611	—	—	—	—	19,611
Withheld 20,428 shares on restricted share units for withholding taxes	—	—	(5,754)	—	—	—	(5,754)
Stock options exercised	1	19,119	—	—	—	—	19,120
Cash dividends paid ($2.02 per share)	—	—	—	—	(49,730)	—	(49,730)
Balance at January 1, 2022	$260	$946,588	$(248,120)	$(73,463)	$1,268,124	$131	$1,893,520
Net income	—	—	—	—	373,306	—	373,306
Other comprehensive (loss), net of tax	—	—	—	(22,301)	—	—	(22,301)
Stock-based compensation	—	23,626	—	—	—	—	23,626
Non-controlling interest	—	—	—	—	(53)	53	—
Withheld 20,646 shares on restricted share units for withholding taxes	—	—	(4,746)	—	—	—	(4,746)
Stock options exercised	1	3,883	—	—	—	—	3,884
Cash dividends paid ($2.26 per share)	—	—	—	—	(55,911)	—	(55,911)
Balance at December 31, 2022	$261	$974,097	$(252,866)	$(95,764)	$1,585,466	$184	$2,211,378
Net income	—	—	—	—	259,485	—	259,485
Other comprehensive income, net of tax	—	—	—	39,947	—	—	39,947
Stock-based compensation	—	23,898	—	—	—	—	23,898
Non-controlling interest	—	—	—	—	(128)	128	—
Withheld 25,933 shares on restricted share units for withholding taxes	—	—	(6,397)	—	—	—	(6,397)
Stock options exercised	1	14,330	—	—	—	—	14,331
Cash dividends paid ($2.50 per share)	—	—	—	—	(62,161)	—	(62,161)
Balance at December 30, 2023	$262	$1,012,325	$(259,263)	$(55,817)	$1,782,662	$312	$2,480,481

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

Fiscal Year

References herein to “2023”, “fiscal 2023” or “fiscal year 2023” refer to the fiscal year ended December 30, 2023. References herein to “2022”, “fiscal 2022” or “fiscal year 2022” refer to the fiscal year ended December 31, 2022. References herein to “2021”, “fiscal 2021” or “fiscal year 2021” refer to the fiscal year ended January 1, 2022. The Company operates on a 52-53 week fiscal year (4-4-5 basis) ending on the Saturday closest to December 31. Therefore, the financial results of certain fiscal years and the associated 14 week quarters will not be exactly comparable to the 52 week fiscal years and the associated quarters having only 13 weeks. As a result of using this convention, the fiscal year 2021 contained 53 weeks while each of fiscal 2022 and fiscal 2023 contained 52 weeks.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash at December 30, 2023 and December 31, 2022 reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

	Fiscal Year Ended
(in millions)	2023	2022
Cash and cash equivalents	$555,513	$562,588
Restricted cash included in prepaid expenses and other current assets	—	802
Restricted cash included in other assets	1,610	1,549
Total cash, cash equivalents and restricted cash	$557,123	$564,939

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term and Long-Term Investments

As of December 30, 2023, the Company has an investment in Polytronics Technology Corporation Ltd. (“Polytronics”). The Company’s Polytronics shares held at the end of fiscal 2023 and 2022 represent approximately 6.7% of total Polytronics shares outstanding for both years. The Polytronics investment is carried at fair value. The fair value of the Polytronics investment was €9.7 million (approximately $10.8 million) at December 30, 2023 and €10.0 million (approximately $10.7 million) at December 31, 2022.

As a result of the Company’s acquisition of IXYS Corporation ("IXYS"), the Company has equity ownerships in various investments that are accounted for under the equity method. The Company owns 45% of the outstanding equity of Powersem GmbH, a module manufacturer based in Germany, approximately 19% of the outstanding equity of EB Tech Ltd., a company with expertise in radiation technology based in South Korea, and approximately 24% of the outstanding common shares of Automated Technology, Inc., a supplier located in the Philippines that provides assembly and test services. The Company recognized gains of $0.5 million from its equity method investment for both the fiscal years ended December 30, 2023 and December 31, 2022. The balance of these equity method investments was $14.0 million and $13.5 million as of the fiscal years ended December 30, 2023 and December 31, 2022, respectively. See Note 18, Related Party Transactions, for further discussion.

The Company has investments related to its non-qualified Supplemental Retirement and Savings Plan. The Company maintains accounts for participants through which participants make investment elections. The investment securities are subject to the claims of the Company’s creditors. The investment securities are all mutual funds. The investment securities are measured at net asset value. As of December 30, 2023 and December 31, 2022, the investment securities balance was $20.1 million and $14.1 million, respectively, related to the plan and are included in Other long-term assets on the Consolidated Balance Sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company compares each reporting unit’s fair value, estimated based on comparable company market valuations and expected future discounted cash flows to be generated by the reporting unit, to its carrying value. The results of the annual goodwill impairment test as of October 1, 2023 indicated that the estimated fair values for each of the seven reporting units exceeded their respective carrying values. As of the most recent annual test conducted on October 1, 2023, the Company noted that the excess of fair value over the carrying value, was 110%, 80%, 126%, 47%, 58%, 23%, and 369% for its reporting units; Electronics-Passive Products and Sensors, Electronics-Semiconductor, Passenger Car Products, Commercial Vehicle Products, Automotive Sensors, Industrial Controls and Sensors, and Industrial Circuit Protection, respectively. Relatively small changes in the Company’s key assumptions would not have resulted in any reporting units failing the goodwill impairment test. See Note 5, Goodwill and Other Intangible Assets, for additional information.

There were no impairment charges recorded during the fiscal years of 2023, 2022, and 2021.

The Company also performs an interim review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit. As part of its interim reviews, management analyzes potential changes in the value of individual reporting units based on each reporting unit’s operating results for the period compared to expected results as of the prior year’s annual impairment test. In addition, management considers how other key assumptions, including discount rates and expected long-term growth rates, used in the last annual impairment test, could be impacted by changes in market conditions and economic events. Based on the interim assessments as of December 30, 2023, management concluded that no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value.

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

Pension and Other Post-retirement Benefits

The Company records annual income and expense amounts relating to its pension and post-retirement benefits plans based on calculations which include various actuarial assumptions including discount rates, expected long-term rates of return and compensation increases. The Company reviews its actuarial assumptions on an annual basis as of the fiscal year-end balance sheet date (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumption based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the Consolidated Balance Sheets, but are generally amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive loss. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors.

Revenue Recognition

Revenue Disaggregation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table disaggregates the Company’s revenue by primary business units for the fiscal years ended December 30, 2023 and December 31, 2022:

	Fiscal Year Ended December 30, 2023
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$767,393	$—	$—	$767,393
Electronics – Passive Products and Sensors	583,033	—	—	583,033
Commercial Vehicle Products	—	323,758	—	323,758
Passenger Car Products	—	266,004	—	266,004
Automotive Sensors	—	88,516	—	88,516
Industrial Products	—	—	333,953	333,953
Total	$1,350,426	$678,278	$333,953	$2,362,657

	Fiscal Year Ended December 31, 2022
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$802,281	$—	$—	$802,281
Electronics – Passive Products and Sensors	690,538	—	—	690,538
Passenger Car Products	—	374,707	—	374,707
Commercial Vehicle Products	—	249,470	—	249,470
Automotive Sensors	—	91,963	—	91,963
Industrial Products	—	—	304,938	304,938
Total	$1,492,819	$716,140	$304,938	$2,513,897

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

As of December 30, 2023 and December 31, 2022, the Company’s allowance for credit losses was $2.2 million and $1.6 million, respectively. Additionally, the Company had $5.4 million and $4.8 million of trade receivables greater than 90 days past due as of December 30, 2023 and December 31, 2022, respectively.

Advertising Costs

The Company expenses advertising costs as incurred, which amounted to $4.0 million, $3.8 million, and $2.1 million in fiscal years 2023, 2022 and 2021, respectively, and are included as a component of selling, general, and administrative expenses.

Shipping and Handling Fees and Costs

Amounts billed to customers related to shipping and handling are classified as revenue. Costs incurred for shipping and handling of $15.4 million, $13.9 million, and $15.4 million in fiscal years 2023, 2022, and 2021, respectively, are classified in selling, general, and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation / Remeasurement

The Company’s foreign subsidiaries use the local currency or the U.S. dollar as their functional currency, as appropriate. Assets and liabilities are translated using exchange rates at the balance sheet date, and revenues and expenses are translated at weighted average rates. Adjustments from the translation process are recognized in Shareholders’ equity as a component of Accumulated other comprehensive income (loss). The amount of foreign currency gain or loss recognized in the Consolidated Statements of Net Income were losses of $12.3 million, $24.4 million, and $17.2 million in fiscal years 2023, 2022 and 2021, respectively.

Stock-Based Compensation

The Company recognizes compensation expense for the cost of awards of equity compensation using a fair value method. Benefits of tax deductions in excess of recognized compensation expense are reported as operating cash flows. See Note 12, Stock-Based Compensation, for additional information on stock-based compensation.

Coal Mining Liability

Included in accrued liabilities is an accrual related to former coal mining operations at Littelfuse GmbH (formerly known as Heinrich Industries, AG) for the amounts of €2.5 million ($2.7 million) and €1.6 million ($1.7 million) at December 30, 2023 and December 31, 2022, respectively. Management, in conjunction with an independent third-party, performs an annual evaluation of the former coal mining operations in order to develop an estimate of the probable future obligations in regard to remediating the dangers (such as a shaft collapse) of abandoned coal mine shafts in the former coal mining operations. Management accrues for costs associated with such remediation efforts based on management's best estimate when such costs are probable and reasonably able to be estimated. The ultimate determination can only be done after respective investigations because the concrete conditions are mostly unknown at this time.

Other (Income) Expense, Net

Other (income) expense, net generally consists of interest income, royalties, change in fair value of available-for-sale securities, pension non-service costs and settlements and other non-operating (income) expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company elected to pay the 2017 Littelfuse Toll Charge over the eight-year period prescribed by the Tax Act. The long-term portion of this Toll Charge which remains payable as of December 30, 2023, totaling $8.2 million, is recorded in Other long-term liabilities, and the anticipated 2024 annual installment payment of $6.6 million is included in Accrued income taxes, on the Consolidated Balance Sheet as of December 30, 2023.

In accordance with guidance issued by the Financial Accounting Standards Board ("FASB") staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

Fair Value Measurements

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company records the fair value of its available-for-sale securities and pension plan assets on a recurring basis. Assets measured at fair value on a nonrecurring basis include long-lived assets held and used, long-lived assets held for sale, goodwill and other intangible assets. The fair value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values. The three-tier value hierarchy, which prioritizes valuation methodologies based on the reliability of the inputs, is:

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

Recently Issued Accounting Standards

In December 2023, the FASB issued Accounting Standards Updates ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The amendments in this update provide more transparency about income tax information through improvements to the income tax disclosure primarily related to the income tax rate reconciliation and income taxes paid information. These requirements include: (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The other amendments in this update improve the effectiveness and comparability of disclosures by (3) adding disclosures of pretax income (or loss) and income tax expense (or benefit), and (4) removing disclosures that are no longer considered cost beneficial or relevant. The guidance is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The adoption of this guidance will modify our disclosures in our Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendments in this update require additional detailed and enhanced information about reportable segments' expense, including significant segment expenses and other segment items that bridge segment revenue, significant expenses to segment profit or loss. The ASU also requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) on annual basis as well as an explanation of how CODM uses the reported measures and other disclosures. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The guidance is effective for fiscal years beginning after December 15, 2023 with early adoption permitted. The adoption of this guidance will modify our disclosures in our Consolidated Financial Statements.

In October 2023, the FASB issued ASU No. 2023-06, "Disclosure Improvements". The amendments in this update represent changes to clarify or improve the disclosure or presentation requirements of a variety of Topics in the ASC. The Company may be affected by one or more of those amendments. The amendments in this ASU should be applied prospectively and will not be effective until June 30, 2027. The company is currently evaluating the potential effects of these amendments on its Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2023, the FASB issued ASU No. 2023-01, "Leases (Topic 842): Common Control Arrangements". The standard requires that leasehold improvements associated with common control leases be: 1) Amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease. However, if the lessor obtained the right to control the use of the underlying asset through a lease with another entity not within the same common control group, the amortization period may not exceed the amortization period of the common control group. 2) Accounted for as a transfer between entities under common control through an adjustment to equity (or net assets for not-for-profit entities) if, and when, the lessee no longer controls the use of the underlying asset. Additionally, those leasehold improvements are subject to the impairment guidance in Topic 360, Property, Plant, and Equipment. This standard is effective for fiscal years beginning after December 15, 2023 including interim periods within those fiscal years. The Company does not expect any material effect on the Company's Consolidated Financial Statements.

2. Acquisitions

The Company accounts for acquisitions using the acquisition method in accordance with ASC 805, “Business Combinations,” in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition. The operating results of the acquired businesses are included in the Company’s Consolidated Financial Statements from the date of the acquisition.

Dortmund Fab

On June 28, 2023, the Company entered into a definitive purchase agreement to acquire a 200mm wafer fab located in Dortmund, Germany (“Dortmund Fab”) from Elmos Semiconductor SE. The acquisition of the Dortmund Fab is expected to close in early fiscal year 2025. The total purchase price for the fab is approximately 93 million Euro, of which 37.2 million Euro down payment (approximately $40.5 million) was made with cash on hand and recorded in Other long-term assets in the Consolidated Balance Sheets was paid in the third quarter after regulatory approvals and approximately 56 million Euro will be paid at closing. The transaction did not have a material impact on the Company’s fiscal year 2023 financial results and is not expected to have material impact on the Company's 2024 financial results and will be reported in the semiconductor business within the Company’s Electronics segment.

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

The acquisition was funded with cash on hand. The total purchase consideration of $158.3 million, net of cash, has been allocated to assets acquired and liabilities assumed, as of the completion of the acquisition, based on estimated fair values.

The following table summarizes the final purchase price allocation of the fair value of assets acquired and liabilities assumed in the Western Automation acquisition:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$158,260
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables, net	3,359
Inventories	3,678
Other current assets	718
Property, plant, and equipment	1,328
Intangible assets	68,000
Goodwill	93,937
Other long-term assets	573
Current liabilities	(4,335)
Other long-term liabilities	(8,998)
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

For the fiscal year ended December 30, 2023, the Company recorded measurement period adjustments to decrease accrued warranty liabilities of $0.9 million. As a result of these adjustments, goodwill was decreased by $0.9 million.

Included in the Company’s Consolidated Statements of Net Income for the fiscal year ended December 30, 2023 are net sales of $13.2 million, and a loss before income taxes of $1.3 million, since the February 3, 2023 acquisition of Western Automation.

For the fiscal year ended December 30, 2023, the Company incurred $1.2 million of legal and professional fees related to the Western Automation acquisition recognized as Selling, general, and administrative expenses and reflected as other non-segment costs.

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

The following table summarizes the purchase price allocation of the fair value of assets acquired and liabilities assumed in the C&K acquisition:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$523,014
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables, net	20,967
Inventories	42,968
Other current assets	2,932
Property, plant, and equipment	32,791
Intangible assets	254,700
Goodwill	274,124
Other long-term assets	14,797
Current liabilities	(47,687)
Long-term debt	(9,626)
Other long-term liabilities	(62,952)
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

For the fiscal year ended December 30, 2023, the Company recorded measurement period adjustments to increase other non-current liabilities of $4.2 million associated with uncertain tax positions, income taxes payable of $0.2 million, and reduce accrued liabilities of $0.3 million and deferred tax liabilities of $0.2 million. As a result of these adjustments, goodwill was increased by $3.9 million.

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

Carling Technologies

On November 30, 2021, the Company acquired Carling Technologies, Inc. (“Carling”), pursuant to the Stock Purchase Agreement, dated as of October 19, 2021. Founded in 1920, Carling has a leading position in switching and circuit protection technologies with a strong global presence in commercial vehicle electronification, communications infrastructure and marine markets. At the time of acquisition, Carling had annualized sales of approximately $170 million. The business is headquartered in Plainville, Connecticut, with offices and facilities located around the world and is reported as part of the commercial vehicle business within our Transportation segment. The purchase price for Carling Technologies was approximately $315.5 million subject to change for a working capital adjustment.

The acquisition was funded with cash on hand. The total purchase consideration of $314.1 million, net of cash, has been allocated to assets acquired and liabilities assumed, as of the completion of the acquisition, based on estimated fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the final purchase price allocation of the fair value of assets acquired and liabilities assumed in the Carling acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$314,094
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables, net	26,232
Inventories	56,479
Other current assets	3,765
Property, plant, and equipment	56,128
Intangible assets	126,390
Goodwill	98,377
Other long-term assets	4,007
Current liabilities	(21,790)
Other long-term liabilities	(35,494)
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

As required by purchase accounting rules, the Company recorded a $6.4 million step-up of inventory to its fair value as of the acquisition date. The step-up was amortized as a non-cash charge to cost of goods sold during the fourth quarter of 2021 and first quarter of 2022, as the acquired inventory was sold, and is reflected as other non-segment costs. The Company recognized a non-cash charge of $4.8 million and $1.6 million to cost of goods sold during the fiscal years ended December 31, 2022 and January 1, 2022, respectively.

For the fiscal year ended January 1, 2022, the Company incurred approximately $4.5 million of legal and professional fees related to the Carling acquisition recognized as Selling, general, and administrative expenses. These costs were reflected as other non-segment costs.

Pro Forma Results

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Western Automation as though the acquisition had occurred as of January 2, 2022, and C&K as though the acquisition had occurred as of December 27, 2020, and Carling as though the acquisitions had occurred as of December 29, 2019. The Company has not included pro forma results of operations for Embed as its operations were not material to the Company. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the Western Automation acquisition occurred as of January 2, 2022, and had C&K acquisition occurred as of December 27, 2020 and had the Carling acquisitions occurred as of December 29, 2019 or of future consolidated operating results.

	For the Fiscal Year Ended
(in thousands, except per share amounts)	December 30, 2023	December 31, 2022
Net sales	$2,364,543	$2,665,028
Income before income taxes	330,114	486,285
Net income	260,812	402,470
Net income per share — basic	10.49	16.27
Net income per share — diluted	10.39	16.11

Pro forma results presented above primarily reflect the following adjustments:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Fiscal Year Ended
(in thousands)	December 30, 2023	December 31, 2022
Amortization (a)	$(479)	$(10,388)
Depreciation	—	1,979
Transaction costs (b)	1,203	7,905
Amortization of inventory step-up (c)	—	15,593
Interest expense (d)	—	815
Income tax (expense) benefit of above items	(91)	(4,701)

(a)The amortization adjustment for the twelve months ended December 30, 2023 and December 31, 2022, primarily reflects incremental amortization resulting from the measurement of intangibles at their fair values.
(b)The transaction cost adjustments reflect the reversal of certain legal and professional fees from the twelve months ended December 30, 2023 and December 31, 2022, respectively, and recognition of those fees during the twelve months ended December 31, 2022.
(c)The amortization of inventory step-up adjustment reflects the reversal of the amount recognized during the twelve months ended December 31, 2022. The inventory step-up is amortized over four months for all acquisitions, as the inventory was sold.
(d)The interest expense adjustment reflects lower interest expense associated with the financing of the C&K acquisition that replaced higher pre-acquisition debt.

3. Inventories

The components of inventories at December 30, 2023 and December 31, 2022 are as follows:

(in thousands)	2023	2022
Raw materials	$201,984	$231,043
Work in process	137,688	134,792
Finished goods	195,886	226,215
Inventory reserves	(60,951)	(44,360)
Total	$474,607	$547,690

4. Property, Plant, and Equipment, net

The components of net property, plant, and equipment at December 30, 2023 and December 31, 2022 are as follows:

(in thousands)	2023	2022
Land and land improvements	$22,212	$22,089
Building and building improvements	202,764	191,733
Machinery and equipment	859,060	812,540
Accumulated depreciation and amortization	(590,883)	(545,252)
Total	$493,153	$481,110

The Company recorded depreciation expense of $71.6 million, $65.0 million, and $55.9 million for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by segment are as follows:

(in thousands)	Electronics	Transportation	Industrial	Total
Gross goodwill as of January 1, 2022	$660,245	$228,555	$86,232	$975,032
Accumulated impairment losses as of January 1, 2022	—	(36,177)	(9,065)	(45,242)
Net goodwill as of January 1, 2022	$660,245	$192,378	$77,167	$929,790
Changes during 2022:
Additions (a)	270,245	14,886	—	$285,131
Foreign currency translation adjustments	(21,323)	(8,648)	(1,343)	(31,314)
Gross goodwill as of December 31, 2022	909,167	234,793	84,889	1,228,849
Accumulated impairment losses as of December 31, 2022	—	(33,401)	(8,526)	(41,927)
Net goodwill as of December 31, 2022	$909,167	$201,392	$76,363	$1,186,922
Changes during 2023:
Additions (b)	3,879	—	93,937	97,816
Foreign currency translation adjustments	23,459	2,322	291	26,072
Gross goodwill as of December 30, 2023	936,505	237,115	179,117	1,352,737
Accumulated impairment losses as of December 30, 2023	—	(34,004)	(8,735)	(42,739)
Net goodwill as of December 30, 2023	$936,505	$203,111	$170,382	$1,309,998

(a) The additions resulted from the acquisitions of C&K, Embed and Carling.
(b) The additions resulted from the acquisitions of Western Automation and C&K.

The Company tests its goodwill annually for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There were no impairment charges recorded during the fiscal years of 2023, 2022 and 2021.

The components of intangible assets at December 30, 2023 and December 31, 2022 are as follows:

	As of December 30, 2023
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$17,621	$2,786	$14,835
Patents, licenses and software	275,337	163,799	111,538
Distribution network	43,210	43,210	—
Customer relationships, trademarks, and tradenames	689,244	209,481	479,763
Total	$1,025,412	$419,276	$606,136

	As of December 31, 2022
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$17,938	$2,299	$15,639
Patents, licenses and software	259,603	140,208	119,395
Distribution network	41,733	40,955	778
Customer relationships, trademarks, and tradenames	623,721	165,563	458,158
Total	$942,995	$349,025	$593,970

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reclassified $50.3 million and $31.1 million of gross carrying value and accumulated amortization, respectively, from customer relationships, trademarks and tradenames to patents, licenses and software as of December 31, 2022. This reclassification had no consolidated financial impact on net book value of intangible assets.

During the year ended December 30, 2023, the Company recorded additions to other intangible assets of $68.0 million related to Western Automation, the components of which were as follows:

	2023
(in thousands, except weighted average useful life)	Weighted Average Useful Life (Years)	Amount
Patents, licenses and software	6.7	$11,500
Customer relationships, trademarks, and tradenames	14.7	56,500
Total		$68,000

For intangible assets with definite lives, the Company recorded amortization expense of $65.8 million, $55.7 million, and $42.7 million in 2023, 2022, and 2021, respectively.

Estimated annual amortization expense related to intangible assets with definite lives at December 30, 2023 is as follows:

(in thousands)	Amount
2024	$63,673
2025	63,303
2026	52,311
2027	50,203
2028	49,583
2029 and thereafter	327,063
Total	$606,136

6. Accrued Liabilities

The components of accrued liabilities at December 30, 2023 and December 31, 2022 are as follows:

(in thousands)	2023	2022
Employee-related liabilities	$72,635	$99,089
Current lease liability	12,110	12,841
Other non-income taxes	7,855	10,594
Interest	6,387	4,449
Other customer reserves	5,998	5,064
Professional services	5,282	7,160
Deferred revenue	2,198	2,593
Restructuring liability	2,141	2,434
Current benefit liability	1,482	1,318
Other	33,126	41,515
Total	$149,214	$187,057

Employee-related liabilities consist primarily of payroll, sales commission, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other client-related liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Lease Commitments

Under ASC 842, a contract contains a lease if there is an identified asset and the Company has the right to control the asset. The Company determines whether a contract contains a lease at contract inception. The Company leases office and production space under various non-cancellable operating leases that expire no later than 2035. Certain real estate leases include one or more options to renew. The exercise of lease renewal options is at the Company's sole discretion. Options to extend the lease are included in the lease term when it is reasonably certain the Company will exercise the option. The Company also has production equipment, office equipment and vehicles under operating leases and finance leases that were acquired through the C&K acquisition.The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain of exercise. Certain leases include rental payments adjusted periodically for inflation. The lease agreements do not contain any material residual value guarantee or material restrictive covenants. The Company has elected to use the available practical expedient to account for the lease and non-lease components of its leases as a single component. As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

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

The following table presents the classification of right of use assets and lease liabilities as of December 30, 2023 and December 31, 2022:

		Fiscal Year Ended
(in thousands)	Consolidated Balance Sheet Classification	December 30, 2023	December 31, 2022
Operating Leases
Right of use assets - operating lease	Right of use lease assets	$60,991	$54,901

Current operating lease liabilities	Accrued liabilities	11,676	11,694
Non-current operating lease liabilities	Non-current lease liabilities	49,180	44,963
Total operating lease liabilities		$60,856	$56,657

Finance Leases
Right of use assets - finance lease	Right of use lease assets	$1,379	$2,481

Current finance lease liabilities	Accrued liabilities	434	1,147
Non-current finance lease liabilities	Non-current lease liabilities	292	698
Total finance lease liabilities		$726	$1,845

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the lease costs for 2023, 2022, and 2021:

		Fiscal Year Ended
(in thousands)	Consolidated Statements of Net Income Classification	December 30, 2023	December 31, 2022	January 1, 2022
Operating lease expenses	Cost of sales, Selling, general, and administrative expenses	$15,817	$14,071	$9,929
Finance lease:
Finance lease expenses	Cost of sales	219	112	—
Interest on lease liabilities	Other (income) expenses, net	19	13	—
Short-term lease expenses	Cost of sales, Selling, general, and administrative expenses	1,229	1,130	345
Variable lease expenses	Cost of sales, Selling, general, and administrative expenses	1,034	1,091	1,165
Total lease costs	Cost of sales, Selling, general, and administrative expenses	$18,318	$16,417	$11,439

The Company leases certain office and warehouse space as well as certain machinery and equipment under non-cancellable operating leases. Rent expense under these leases was $18.3 million, $16.4 million, and $11.4 million in 2023, 2022, and 2021, respectively.

Maturity of Lease Liabilities as of December 30, 2023 (in thousands)	Operating leases	Finance Leases
2024	$14,850	$442
2025	9,833	295
2026	8,126	1
2027	7,042	—
2028	6,727	—
2029 and thereafter	30,934	—
Total lease payments	$77,512	$738
Less: Imputed interest	(16,656)	(12)
Present value of lease liabilities	$60,856	$726

	Fiscal Year Ended
	December 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	8.38	6.84
Finance leases	1.69	1.90

Weighted-average discount rate
Operating leases	5.39%	4.84%
Finance leases	1.90%	1.43%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended
(in thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow - payments on operating leases	$(14,518)	$(12,298)	$(10,150)
Operating cash flow - interest payments on finance leases	(19)	(13)	—
Financing cash flow - payments on finance lease obligations	(1,164)	(719)	—

Leased assets obtained in exchange of new lease obligations, including leases acquired:
Operating leases	$16,689	$37,760	$20,217
Finance leases	—	2,502	—

There were no sale leaseback transactions for the fiscal years ended December 30, 2023 and December 31, 2022. The net gain recorded from a sale leaseback transaction was $4.1 million for the fiscal year ended January 1, 2022.

8. Restructuring, Impairment and Other Charges

The Company recorded restructuring, impairment and other charges for fiscal years 2023, 2022, and 2021 as follows:

	Fiscal Year Ended December 30, 2023
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$4,162	$3,649	$894	$8,705
Other restructuring charges	342	976	1,625	2,943
Total restructuring charges	4,504	4,625	2,519	11,648
Impairment	111	3,870	872	4,853
Total	$4,615	$8,495	$3,391	$16,501

	Fiscal Year Ended December 31, 2022
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$2,792	$2,694	$283	$5,769
Other restructuring charges	276	1,076	—	1,352
Total restructuring charges	3,068	3,770	283	7,121
Impairment	2,856	—	—	2,856
Total	$5,924	$3,770	$283	$9,977

	Fiscal Year Ended January 1, 2022
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$1,124	$404	$347	$1,875
Other restructuring charges	—	283	—	283
Total restructuring charges	$1,124	$687	$347	$2,158

2023
For the year ended December 30, 2023, the Company recorded total restructuring charges of $11.6 million, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions within the Transportation segment’s commercial vehicle business, the reorganization of certain selling and administrative functions within the Electronics segment due to the C&K acquisition, and reorganization of certain manufacturing, selling and administrative functions within the Industrial segment. During 2023, the Company recognized a $3.9 million impairment charge related to the land and building of a property in the commercial vehicle business within the Transportation segment that the Company made the decision to donate, a $0.9 million impairment charge substantially related to certain patents in a business within the Industrial segment, and a $0.1 million impairment related to certain machinery and equipment in the semiconductor business within the Electronics segment.

2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The restructuring reserves as of December 30, 2023 and December 31, 2022 are $2.1 million and $2.4 million, respectively. The restructuring reserves are included within accrued liabilities. Payments associated with employee terminations reflected in the above table were substantially completed by December 30, 2023. The Company anticipates that the remaining payments associated with employee terminations will be substantially completed in fiscal 2024.

9. Debt

The carrying amounts of debt at December 30, 2023 and December 31, 2022 are as follows:

(in thousands)	2023	2022
Revolving Credit Facility	$100,000	$100,000
Term Loan	288,750	296,250
Euro Senior Notes, Series A due 2023	—	124,716
Euro Senior Notes, Series B due 2028	105,246	101,265
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	50,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
U.S. Senior Notes, due 2032	100,000	100,000
Other	6,709	9,113
Unamortized debt issuance costs	(3,770)	(4,847)
Total debt	871,935	1,001,497
Less: Current maturities	(14,020)	(134,874)
Total long-term debt	$857,915	$866,623

Interest paid on all Company debt was $37.2 million, $25.4 million, and $17.4 million in fiscal year 2023, 2022, and 2021, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the fiscal year ended December 30, 2023, the Company made term loan payments of $7.5 million. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $288.8 million, respectively, as of December 30, 2023.

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

As of December 30, 2023, the effective interest rate on unhedged portion of the outstanding borrowings under the credit facility was 6.71%, and 4.13% on the hedged portion.

As of December 30, 2023, the Company had $0.2 million outstanding in letters of credit and had available $599.8 million of borrowing capacity under the revolving credit facility. At December 30, 2023, the Company was in compliance with all covenants under the credit agreement.

Senior Notes

On December 8, 2016, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold €212 million aggregate principal amount of senior notes in two series. The funding date for the Euro denominated senior notes occurred on December 8, 2016 for €117 million in aggregate amount of 1.14% Senior Notes, Series A, due December 8, 2023 (“Euro Senior Notes, Series A due 2023”), and €95 million in aggregate amount of 1.83% Senior Notes, Series B due December 8, 2028 (“Euro Senior Notes, Series B due 2028”) (together, the “Euro Senior Notes”). Interest on the Euro Senior Notes is payable semiannually on June 8 and December 8, commencing June 8, 2017. During the fiscal year ended December 30, 2023, the Company paid off €117 million of Euro Senior Notes, Series A due 2023.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At December 30, 2023, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders, and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Debt Issuance Costs

During fiscal year 2022, the Company paid debt issuance costs of $2.7 million in connection with the amended and restated Credit Agreement, dated June 30, 2022 which, along with the remaining balance of debt issuance costs of the previous credit facility, are being amortized over the life of the amended and restated Credit Agreement.

Debt Maturities

Scheduled maturities of the Company’s long-term debt for each of the five years succeeding December 30, 2023 and thereafter are summarized as follows:

(in thousands)	Scheduled Maturities
2024	$14,020
2025	67,779
2026	16,160
2027	447,500
2028	105,246
2029 and thereafter	225,000
$875,705

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

There were no transfers in or out of Level 1, Level 2 and Level 3 during the year ended December 30, 2023.

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

Derivatives Not Designated as Hedging Instruments

On July 14, 2022, the Company entered into a foreign currency exchange forward contract to mitigate the currency fluctuation risk between the Euro and U.S. dollar on its Euro denominated Senior Notes, Series A due 2023. The notional value of the forward contract at July 14, 2022 was €117 million and expired on December 7, 2023 with the final settlement value of $6.3 million which the Company used to convert USD to Euro to pay down the €117 million of Euro Senior Notes, Series A due 2023. The foreign currency contract was not designated as a hedge instrument and was marked to market on a monthly basis. As a result, changes in fair value during 2023 and 2022 are reported in Foreign exchange loss in the Consolidated Statements of Net Income. The fair value of the foreign currency forward contract was valued by a third party using market exchange rates and classified as a Level 2 input under the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 30, 2023 and December 31, 2022, the fair values of our derivative financial instrument and their classifications on the Consolidated Balance Sheets were as follows:

		Fiscal Year Ended
(in thousands)	Consolidated Balance Sheet Classification	December 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Interest rate swap agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$3,712	$3,939
	Other long-term assets	$2,140	$4,740
Derivatives not designated as hedging instruments
Foreign exchange forward contract	Prepaid expenses and other current assets	$—	$6,186

The pre-tax gains recognized on derivative financial instruments in the Consolidated Statements of Operations for the fiscal year ended December 30, 2023 and December 31, 2022 were as follows:

		Fiscal Year Ended
(in thousands)	Classification of Gain Recognized in the Consolidated Statements of Operations	December 30, 2023	December 31, 2022
Derivatives designated as cash flow hedges
Interest rate swap agreement	Interest expense, net	$(4,551)	(100)
Derivatives not designated as hedging instruments
Foreign exchange forward contract	Foreign exchange gain	$(52)	(6,128)

The pre-tax loss (gain) recognized on derivative financial instruments in the Consolidated Statements of Comprehensive Income for the fiscal year ended December 30, 2023 and December 31, 2022 was as follows:

	Fiscal Year Ended
(in thousands)	December 30, 2023	December 31, 2022
Derivatives designated as cash flow hedges
Interest rate swap agreement	$2,827	$(8,679)

A pre-tax gain of $3.7 million from accumulated other comprehensive income (loss) to earnings is expected to be recognized during the next twelve months.

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

There were no changes during the fiscal year ended December 30, 2023 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of December 30, 2023 and December 31, 2022, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

Defined Benefit Plan Assets / Non-qualified Supplemental Retirement and Savings Plan Investments

See Note 11, Benefit Plans, for description of valuation methodologies and investment balances for defined benefit plan assets and investments related to the Company’s Non-Qualified Supplemental Retirement and Savings Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 30, 2023:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$415,788	$—	$—	$415,788
Investments in equity securities	10,832	—	—	10,832
Mutual funds	20,148	—	—	20,148
Total:	$446,768	$—	$—	$446,768

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 31, 2022:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$304,101	$—	$—	$304,101
Investments in equity securities	10,653	—	—	10,653
Mutual funds	14,094	—	—	14,094
Total:	$328,848	$—	$—	$328,848

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, trade receivables and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and trade receivables approximate their fair values. The Company’s revolving and term loan debt facilities’ fair values approximate book value at December 30, 2023 and December 31, 2022, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of December 30, 2023 and December 31, 2022 were as follows:

	December 30, 2023		December 31, 2022
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series A due 2023	$—	$—	$124,716	$122,270
Euro Senior Notes, Series B due 2028	105,246	96,532	101,265	87,119
USD Senior Notes, Series B due 2027	100,000	96,127	100,000	93,764
USD Senior Notes, Series A due 2025	50,000	49,070	50,000	48,145
USD Senior Notes, Series B due 2030	125,000	115,687	125,000	112,028
USD Senior Notes, due 2032	100,000	93,228	100,000	90,131

Impairments

During 2023, the Company recognized a $3.9 million impairment charge related to the land and building of a property in the commercial vehicle business within the Transportation segment that the Company made the decision to donate, a $0.9 million impairment charge substantially related to certain patents in a business within the Industrial segment, and a $0.1 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment related to certain machinery and equipment in the semiconductor business within the Electronics segment. See Note 8, Restructuring, Impairment and Other Charges, for further discussion.

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

Benefit plan related information is as follows for the years 2023 and 2022:

(in thousands)	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$64,526	$86,570
Service cost	2,774	3,072
Interest cost	3,795	2,529
Net actuarial loss (gain)	4,312	(19,327)
Benefits paid from the plan assets	(1,933)	(1,474)
Benefits paid directly by the Company	(2,035)	(1,853)
Settlements	(1,687)	(1,565)
Acquisitions	—	3,812
Effect of exchange rate movements	3,769	(5,839)
Plan amendment and other	—	(1,399)
Benefit obligation at end of year	$73,521	$64,526

Change in plan assets at fair value:
Fair value of plan assets at beginning of year	$35,433	$48,325
Actual gain (loss) on plan assets	1,358	(9,217)
Employer contributions	1,821	2,288
Benefits paid from the plan assets	(1,933)	(1,474)
Settlements	(463)	—
Acquisitions	—	—
Effect of exchange rate movements	1,480	(4,489)
Fair value of plan assets at end of year	37,696	35,433
Net amount unfunded status	$(35,825)	$(29,093)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the Consolidated Balance Sheets as of December 30, 2023 and December 31, 2022 consist of the following:

(in thousands)	2023	2022
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$79	$262
Current benefit liability	(1,482)	(1,318)
Noncurrent benefit liability	(34,422)	(28,037)
Net liability recognized	$(35,825)	$(29,093)

The amounts included in accumulated other comprehensive loss in the Consolidated Balance Sheets, excluding tax effects, that have not yet been recognized as components of net periodic benefit costs as of December 30, 2023 and December 31, 2022 were as follows:

(in thousands)	2023	2022
Net actuarial loss (gain)	$4,182	$(631)
Prior service cost	1,440	1,496
Total	$5,622	$865

The pre-tax amounts recognized in other comprehensive (loss) income in 2023 and 2022 were as follows:

	2023	2022
(in thousands)
Amortization of:
Prior service cost	$94	$150
Net actuarial (gain) loss	(49)	228
Amount arising during the period:
Prior service cost	—	1,399
Net actuarial (loss) gain	(4,202)	9,899
Net curtailment and settlement gain	(266)	(820)
Foreign currency adjustments	(334)	840
Total	$(4,757)	$11,696

The net actuarial (loss) gain during 2023 as compared to 2022 were impacted by higher discount rates in 2023 as compared to 2022.

The components of net periodic benefit costs for the fiscal years 2023, 2022, and 2021 are as follows:

(in thousands)	2023	2022	2021
Components of net periodic benefit cost:
Service cost	$2,774	$3,072	$2,785
Interest cost	3,795	2,529	1,761
Expected return on plan assets	(1,879)	(1,507)	(1,458)
Amortization of prior service and net actuarial loss	45	378	1,315
Net periodic benefit cost	4,735	4,472	4,403
Net settlement (gain) loss	(266)	(820)	19,855
Total expense for the year	$4,469	$3,652	$24,258

The Company completed the buy-out of this U.K. pension plan during the fourth quarter of 2021 and as a result in the fourth quarter of 2021, the Company recorded a non-cash pension settlement charge of $19.9 million (£14.9 million), inclusive of the accelerated recognition of prior service cost of $0.5 million (£0.4 million).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted average assumptions used to determine net periodic benefit cost for the fiscal years 2023, 2022, and 2021 are as follows:

	2023	2022	2021
Discount rate	5.8%	3.1%	1.2%
Expected return on plan assets	5.2%	3.3%	1.4%
Compensation increase rate	4.7%	4.8%	4.9%

The accumulated benefit obligation for the plans was $60.6 million and $53.9 million as of December 30, 2023 and December 31, 2022, respectively.

The following table provides a summary of under-funded or unfunded pension benefit plans with projected benefit obligations in excess of plan assets as of December 30, 2023 and December 31, 2022:

(in thousands)	2023	2022
Projected benefit obligation	$73,029	$42,676
Fair value of plan assets	37,124	13,650

The following table provides a summary of under-funded or unfunded pension benefit plans with accumulated benefit obligations in excess of plan assets as of December 30, 2023 and December 31, 2022:

(in thousands)	2023	2022
Accumulated benefit obligation	$53,400	$26,540
Fair value of plan assets	28,032	4,948

Weighted average assumptions used to determine benefit obligations as of December 30, 2023, December 31, 2022 and January 1, 2022 are as follows:

	2023	2022	2021
Discount rate	5.6%	5.8%	3.1%
Compensation increase rate	4.8%	4.7%	4.8%

Expected benefit payments to be paid to participants for the fiscal year ending are as follows:

(in thousands)	Expected Benefit Payments
2024	$3,678
2025	4,359
2026	4,303
2027	4,399
2028	5,291
2029-2032 and thereafter	34,525

The Company expects to make approximately $2.2 million of contributions to the plans and pay $2.1 million of benefits directly in 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. For the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, the Company recorded $1.5 million, $1.9 million, $2.1 million expense, respectively, in Cost of Sales and Other (income) expense, net within the Consolidated Statements of Net Income. As of December 30, 2023 and December 31, 2022, the Company reported benefit liabilities of $4.8 million and $4.0 million for these plans, of which $1.7 million and $1.5 million was recorded in Accrued liabilities and $3.1 million and $2.5 million was recorded in Other long-term liabilities on the Consolidated Balance Sheets, respectively. For the fiscal years ended December 30, 2023 and December 31, 2022, the pre-tax amounts recognized in other comprehensive income (loss) as components of net periodic benefit costs for these plans were $1.3 million and $0.5 million, respectively. For the fiscal year ended December 30, 2023, the expense reclassified from accumulated other comprehensive loss to earnings was $0.4 million, including $0.5 million net settlement loss. For the fiscal year ended December 31, 2022, the expense reclassified from accumulated other comprehensive loss to earnings was $1.7 million, including $1.3 million net settlement loss.

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

	Asset Allocation
	2023	2022
Cash and cash equivalents, and other	3%	13%
Equity securities	7%	14%
Fixed income securities	90%	73%
	100%	100%

The Company segregated its plan assets by the following major categories and level for determining their fair value as of December 30, 2023 and December 31, 2022. All plan assets that are valued using the net asset value per share (“NAV”) practical expedient have not been included within the fair value hierarchy but are separately disclosed.

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

The following table presents the Company’s pension plan assets measured at fair value by classification within the fair value hierarchy as of December 30, 2023:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	NAV	Total
Insurance contracts and other	$—	$—	$133	$—	$133
Cash and cash equivalents	310	933	—	—	1,243
Equities	2,609	—	—	—	2,609
Fixed income	6,425	21,909	—	5,377	33,711
Total pension plan assets	$9,344	$22,842	$133	$5,377	$37,696

The following table presents the Company’s pension plan assets measured at fair value by classification within the fair value hierarchy as of December 31, 2022:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	NAV	Total
Insurance contracts and other	$—	$1,153	$328	$—	$1,481
Cash and cash equivalents	594	2,475	—	—	3,069
Equities	2,425	2,435	—	—	4,860
Fixed income	5,930	14,940	—	5,153	26,023
Total pension plan assets	$8,949	$21,003	$328	$5,153	$35,433

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2023 and 2022 due to the following:

(in thousands)	Level 3

Balance at January 1, 2022	$343
Level 3 assets transferred in from Level 1 and 2 assets valued at NAV:
Settlements	2
Actual loss on plan assets	3
Foreign currency adjustments	(20)
Balance at December 31, 2022	$328
Level 3 assets transferred in from Level 1 and 2 assets valued at NAV:
Employer contribution	2
Actual return on assets	15
Benefits paid from the plan assets	(221)
Foreign currency adjustments	9
Balance at December 30, 2023	$133

Defined Contribution Plan

The Company also maintains a 401(k) savings plan covering substantially all U.S. employees. The Company matches 100% of the employee’s annual contributions for the first 4% of the employee’s eligible compensation. The Company may provide an additional discretionary match to participants and made discretionary matches of 2% of the employee’s eligible compensation for each of the fiscal year ended December 30, 2023, December 31, 2022 and January 1, 2022. Employees are immediately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

vested in their contributions plus actual earnings thereon, as well as the Company contributions. Company matching contributions amounted to $7.7 million, $5.5 million, and $5.0 million in 2023, 2022, and 2021, respectively.

Non-qualified Supplemental Retirement and Savings Plan

The Company has a non-qualified Supplemental Retirement and Savings Plan which provides additional retirement benefits for certain management employees and named executive officers by allowing participants to defer a portion of their annual compensation. The Company maintains accounts for participants through which participants make investment elections. The investments are subject to the claims of the Company’s creditors and the Company is responsible for the payment of all benefits under the plan from its general assets. As of December 30, 2023, there was $20.1 million of marketable securities related to the plan included in Other assets and $20.1 million of accrued compensation benefits included in Other long-term liabilities. The marketable securities are classified as Level 1 under the fair value hierarchy as they are maintained in mutual funds with readily determinable fair value. The Company made matching contributions to the plan of $0.6 million, $0.2 million, and $0.2 million in 2023, 2022, and 2021, respectively.

12. Stock-Based Compensation

Equity Plans: The Company has equity-based compensation plans authorizing the granting of stock options, restricted shares, restricted share units, and other stock rights to employees and directors. During the fiscal year 2023, the Company designated an additional 0.7 million shares for the Company's equity-based compensation plans. As of December 30, 2023, there were 1.2 million shares available for issuance of future awards under the Company’s equity-based compensation plans.

Stock options generally vest over a three-year period and are exercisable over either a seven or ten-year period commencing from the date of the grant. Restricted shares and share units granted by the Company generally vest over three years. Stock options and restricted share units may have accelerated vesting upon meeting certain qualified conditions.

The following table provides a reconciliation of outstanding stock options for the fiscal year ended December 30, 2023.

	Shares Under Option	Weighted Average Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (000’s)
Outstanding December 31, 2022	617,856	$176.79
Granted	87,633	240.94
Exercised	(97,941)	146.32
Forfeited	(9,191)	166.63
Outstanding December 30, 2023	598,357	191.33	3.9	$45,627
Exercisable December 30, 2023	434,678	172.69	3.2	41,246

The following table provides a reconciliation of non-vested restricted share and share unit awards ("RSU") for the fiscal year ended December 30, 2023.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested December 31, 2022	168,286	$213.65
Granted	93,310	236.56
Vested	(88,760)	193.21
Forfeited	(12,338)	229.09
Nonvested December 30, 2023	160,498	237.09

The total intrinsic value of options exercised during 2023, 2022, and 2021 was $12.2 million, $3.7 million, and $23.8 million, respectively. The total fair value of the vested RSU shares was $19.8 million, $15.4 million, and $18.9 million for 2023, 2022,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 2021, respectively. The total amount of share-based liabilities paid was $2.2 million, $1.1 million and $1.3 million for 2023, 2022, and 2021, respectively.

The Company recognizes compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the awards. At December 30, 2023, the unrecognized compensation cost for options and restricted shares was $22.1 million before tax, and will be recognized over a weighted average period of 1.8 years. Compensation cost included as a component of cost of sales, research and development and selling, general, and administrative expenses for all equity compensation plans discussed above was $25.7 million, $24.6 million, and $21.4 million for 2023, 2022, and 2021, respectively. The total related income tax benefit recognized in the Consolidated Statements of Net Income was $3.8 million, $3.5 million and $3.3 million for 2023, 2022, and 2021, respectively.

The Company uses the Black-Scholes option valuation model to determine the fair value of stock option awards granted. The weighted average fair value of and related assumptions for options granted are as follows:

	2023	2022	2021
Weighted average fair value of options granted	$77.40	$70.39	$74.04
Assumptions:
Risk-free interest rate	3.67%	2.83%	0.66%
Expected dividend yield	1.00%	0.92%	0.72%
Expected stock price volatility	36.0%	35.0%	35.0%
Expected life of options (years)	4.4	4.4	4.4

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

Share Repurchase Program

On April 28, 2021, the Company announced that the Board of Directors authorized a three-year program to repurchase up to $300 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024. There are $300 million in the aggregate of shares available for purchase under the program as of December 30, 2023.

During the fiscal years 2023, 2022 and 2021, the Company did not repurchase any shares of its common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Other Comprehensive Income (Loss)

Changes in other comprehensive income (loss) by component for fiscal years 2023, 2022, and 2021 were as follows:

	Fiscal Year Ended
	December 30, 2023			December 31, 2022			January 1, 2022
(in thousands)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Defined benefit pension plan and other adjustments	$(5,911)	$491	$(5,420)	$11,560	$(1,825)	$9,735	$27,481	$(5,268)	$22,213
Cash flow hedge	(2,827)	679	(2,148)	8,679	(2,083)	6,596	—	—	—
Foreign currency translation adjustments (1)	48,227	(712)	47,515	(39,619)	987	(38,632)	(6,967)	2,448	(4,519)
Total change in other comprehensive income (loss)	$39,489	$458	$39,947	$(19,380)	$(2,921)	$(22,301)	$20,514	$(2,820)	$17,694

(1) The tax shown above within the foreign currency translation adjustments is the U.S. tax associated with the foreign currency translation adjustments of earnings of non-U.S. subsidiaries which have been previously taxed in the U.S. and are not permanently reinvested.

Accumulated Other Comprehensive Loss (“AOCI”): The following table sets forth the changes in the components of AOCI by component for fiscal years 2023, 2022, and 2021:

(in thousands)	Pension and postretirement liability and reclassification adjustments	Cash flow hedge	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Balance at December 26, 2020	$(34,141)	$—	$(57,016)	$(91,157)
2021 activity	22,213	—	(4,519)	17,694
Balance at January 1, 2022	(11,928)	—	(61,535)	(73,463)
2022 activity	9,735	6,596	(38,632)	(22,301)
Balance at December 31, 2022	(2,193)	6,596	(100,167)	(95,764)
2023 activity	(5,420)	(2,148)	47,515	39,947
Balance at December 30, 2023	(7,613)	4,448	(52,652)	(55,817)

The Company completed the buy-out of a U.K. pension plan during the fourth quarter of 2021 and as a result in the fourth quarter of 2021, the Company recorded a non-cash pension settlement charge of $19.9 million (£14.9 million), inclusive of the accelerated recognition of prior service cost of $0.5 million (£0.4 million). See Note 11, Benefits Plans for further discussion.

Amounts reclassified from accumulated other comprehensive loss to earnings for fiscal years 2023, 2022, and 2021 were as follows:

	Fiscal Year Ended
(in thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Pension and postemployment and other plans:
Amortization of prior service, net actuarial (gain) loss, and other	$(43)	$785	$2,006
Net settlement loss and accelerated prior service costs	247	477	19,855
Total	$204	$1,262	$21,861

The Company recognizes the amortization of prior service costs and net settlement loss in other (income) expense, net within the Consolidated Statements of Net Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes

The 2017 Tax Cuts and Jobs Act (the "Tax Act"), among other things, imposed a one-time tax (the “Toll Charge”) on accumulated earnings of certain non-U.S. subsidiaries and included base broadening provisions commonly referred to as the global intangible low-taxed income provisions ("GILTI").

The Company elected to pay the 2017 Littelfuse Toll Charge over the eight-year period prescribed by the Tax Act. The long-term portion of this Toll Charge which remains payable as of December 30, 2023, totaling $8.2 million, is recorded in Other long-term liabilities, and the anticipated 2024 annual installment payment of $6.6 million is included in Accrued income taxes, on the Consolidated Balance Sheet as of December 30, 2023.

In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

Domestic and foreign income (loss) before income taxes is as follows:

(in thousands)	2023	2022	2021
Domestic	$40,571	$32,462	$13,746
Foreign	288,027	410,582	327,279
Income before income taxes	$328,598	$443,044	$341,025

Federal, state and foreign income tax expense (benefit) consists of the following:

(in thousands)	2023	2022	2021
Current:
Federal	$8,188	$12,423	$4,832
State	2,880	2,183	1,401
Foreign	57,999	77,551	59,006
Subtotal	69,067	92,157	65,239
Deferred:
Federal and State	1,751	(9,182)	(9,658)
Foreign	(1,705)	(13,237)	1,638
Subtotal	46	(22,419)	(8,020)
Provision for income taxes	$69,113	$69,738	$57,219

A reconciliation between income taxes computed on income before income taxes at the federal statutory rate and the provision for income taxes is provided below:

(in thousands)	2023	2022	2021
Tax expense at statutory rate of 21%	$69,006	$93,039	$71,615
Non-U.S. income tax rate differential	(25,623)	(41,731)	(31,414)
Non-U.S. losses and expenses with no tax benefit	11,261	10,660	7,820
Tax on unremitted earnings	6,394	10,870	7,585
Net impact associated with U.S. tax on Non-U.S. income, including GILTI	4,739	2,546	(238)
State and local taxes, net of federal tax benefit	1,503	215	(172)
Certain changes in unrecognized tax benefits and related accrued interest	(172)	1,839	4,263
One-time tax deductions for stock of subsidiaries	—	(11,495)	—
Other, net	2,005	3,795	(2,240)
Provision for income taxes	$69,113	$69,738	$57,219

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities at December 30, 2023 and December 31, 2022, are as follows:

(in thousands)	2023	2022
Deferred tax assets:
Accrued expenses and reserves	$39,299	$49,138
Net operating loss carryforwards	36,941	30,403
Interest expense carryforwards	34,205	33,507
Capitalized expenses	16,872	11,632
U.S. foreign tax credit carryforwards	3,561	3,385
U.S. research and other general business tax credit carryforwards	1,468	2,076
Excess of tax basis over the book basis for intangible assets and goodwill	—	404
Deferred tax assets	132,346	130,545
Less: Valuation allowance	(41,542)	(37,001)
Total deferred tax assets	90,804	93,544

Deferred tax liabilities:
Excess of book basis over the tax basis for intangible assets and goodwill	148,659	143,542
Excess of book basis over the tax basis for property, plant, and equipment	22,570	18,489
Tax on unremitted earnings	18,621	16,282
Unrealized foreign currency exchange gains	1,288	1,094
Total deferred tax liabilities	191,138	179,407
Net deferred tax liabilities	$100,334	$85,863

The deferred tax asset valuation allowance is mainly related to certain U.S. and non-U.S. net operating loss and non-U.S. interest expense carryforwards which are not more likely that not to be realized. The remaining U.S. and non-U.S. net operating loss and interest expense carryforwards either have no expiration date or are expected to be utilized prior to expiration (which begin expiring in 2025). No deferred tax asset nor valuation allowance has been recorded for certain U.S. and non-U.S. net operating loss carryforwards for which the possibility of usage has been determined to be remote.

The Company paid income taxes of $81.1 million, $96.8 million, and $58.2 million in 2023, 2022, and 2021, respectively, and received income tax refunds of $7.2 million, $3.2 million, and $2.6 million in 2023, 2022, and 2021, respectively.

Deferred income taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those subsidiaries for which such excess is considered to be permanently reinvested in those operations. The Company believes the determination of the amount of such deferred income taxes is impractical as it would depend upon income tax laws and circumstances at the time of the hypothetical distributions or dispositions. As of December 30, 2023, unremitted earnings of the Company’s non-U.S. subsidiaries were approximately $1.5 billion. A distribution of such earnings will generally not be subject to U.S. federal income tax. The Company recognized deferred tax liabilities of $18.6 million as of December 30, 2023 and $16.3 million as of December 31, 2022, related to taxes on certain non-U.S. earnings which are not considered to be permanently reinvested.

The Company has two subsidiaries in China which benefit from lower tax rates due to “tax holidays” which apply for three-year periods. The tax holiday for one of the subsidiaries expired at the end of 2022, but was later extended for an additional three years, retroactive to include all of 2023, as well as 2024 and 2025, and for the other subsidiary the tax holiday expired at the end of 2023. The Company intends to seek an extension for the expired tax holiday. Together, the tax holidays contributed $5.8 million in tax benefits, or $0.23 per diluted share, during 2023. Future year tax benefits will depend upon the Company’s ability to obtain extensions, after the three-year periods expire. There can be no assurance that future extensions will be granted.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 30, 2023, December 31, 2022, and January 1, 2022 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Unrecognized Tax Benefits
Balance at January 1, 2022	$23,445
Additions for tax positions related to pre-acquisition periods of acquired subsidiaries	6,726
Additions for tax positions taken in the current year	2,153
Decreases for tax positions taken in the prior year	(957)
Decreases for lapses in statute of limitations	(758)
Other	(235)
Balance at December 31, 2022	$30,374
Additions for tax positions related to pre-acquisition periods of acquired subsidiaries	1,975
Additions for tax positions taken in the current year	1,200
Decreases for tax positions taken in the prior year	(792)
Decreases for lapses in statute of limitations	(1,051)
Decreases for settlements	(215)
Other	(42)
Balance at December 30, 2023	$31,449

The December 30, 2023 total in the table above represents the net amount of tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. Of this amount, approximately $7.8 million may be recognized in 2024 based upon the possible lapse in the statute of limitations. None of the positions included in unrecognized tax benefits are related to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. The Company recognized such interest expense of $0.5 million (net of a $1.7 million decrease due to a lapse in the statute of limitations), $1.4 million (net of a $0.2 million decrease due to a lapse in the statute of limitations) and $1.6 million (net of a $0.6 million decrease due to a lapse in the statute of limitations) in 2023, 2022, and 2021, respectively. Accrued interest for such matters included in Other long-term liabilities within the Consolidated Balance Sheets was $14.4 million and $11.8 million as of December 30, 2023 and December 31, 2022, respectively.

The U.S. federal statute of limitations remains open for the Company for the 2017 tax year (with respect to the Toll Charge) and later years. Non-U.S. and U.S. state statutes of limitations generally range from three to seven years, although certain jurisdictions do not have a statute expiration. Tax examinations occur from time to time, including examinations currently in process in Germany, the Netherlands, Singapore, and certain U.S. states. The Company does not expect to recognize a significant amount of additional tax expense as a result of concluding these examinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	2023	2022	2021
Numerator:
Net income as reported	$259,485	$373,306	$283,806

Denominator:
Weighted average shares outstanding
Basic	24,854	24,734	24,603
Effect of dilutive securities	248	252	329
Diluted	25,102	24,986	24,932

Earnings Per Share:
Basic earnings per share	$10.44	$15.09	$11.54
Diluted earnings per share	$10.34	$14.94	$11.38

Potential shares of common stock attributable to stock options and restricted shares excluded from the earnings per share calculation because their effect would be anti-dilutive were 110,002, 87,425, and 20,139 shares in 2023, 2022, and 2021, respectively.

The Company did not repurchase any shares of its common stock during the fiscal year 2023, 2022, and 2021, respectively.

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

The Company has provided this segment information for all comparable prior periods. Segment information is summarized as follows:

(in thousands)	2023	2022	2021
Net sales
Electronics	$1,350,426	$1,492,819	$1,300,744
Transportation	678,278	716,140	528,058
Industrial	333,953	304,938	251,126
Total net sales	$2,362,657	$2,513,897	$2,079,928

Depreciation and amortization
Electronics	$79,345	$68,195	$61,512
Transportation	42,514	43,756	29,015
Industrial	15,569	8,755	8,108
Total depreciation and amortization	$137,428	$120,706	$98,635

Operating income (loss)
Electronics	$300,581	$431,616	$309,633
Transportation	33,634	63,539	65,979
Industrial	54,800	48,853	22,621
Other(a)	(28,153)	(43,182)	(12,591)
Total operating income	360,862	500,826	385,642
Interest expense	39,866	26,216	18,527
Foreign exchange loss	12,299	24,359	17,158
Other (income) expense, net	(19,901)	7,207	8,932
Income before income taxes	$328,598	$443,044	$341,025

(a) Included in “Other” Operating income for the 2023 was $11.7 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, and $11.6 million of restructuring charges, primarily related to employee termination costs. During 2023, the Company recognized a $3.9 million impairment charge related to the land and building in the commercial vehicle business within the Transportation segment, $0.9 million impairment charge substantially related to certain patents in a business within the Industrial segment, and a $0.1 million impairment related to certain machinery and equipment in the semiconductor business within the Electronics segment. See Note 8, Restructuring, Impairment and Other Charges, for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in “Other” Operating income for 2022 was $17.6 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, $15.6 million of purchase accounting inventory step-up charges, and $10.0 million of restructuring, impairment and other charges, primarily related to employee termination costs and a $2.9 million non-cash impairment charge for certain acquired technology and patent intangible assets due to a change in use and projected cash flows within the Electronics segment in the fourth quarter of 2022. See Note 8, Restructuring, Impairment and Other Charges, for further discussion.

Included in “Other” Operating income for 2021 was $8.4 million of purchase accounting inventory step-up charges, $7.0 million of legal and professional fees and other integration expenses related to Carling, Hartland and other contemplated acquisitions, and $10.0 million of restructuring, impairment and other charges, primarily related to employee termination costs. See Note 8, Restructuring, Impairment and Other Charges, for further discussion. In addition, there was a gain of $5.0 million recorded for the sale of buildings within the Electronics segment.

The Company’s net sales, long-lived assets and additions to long-lived assets by country for the fiscal years ended 2023, 2022, and 2021 are as follows:

(in thousands)	2023	2022	2021
Net sales
U.S.	$820,735	$912,498	$639,381
China	546,786	638,978	620,211
Other countries(a)	995,136	962,421	820,336
Total net sales	$2,362,657	$2,513,897	$2,079,928

Long-lived assets
U.S.	$73,126	$76,325	$57,923
China	139,736	129,094	122,867
Mexico	102,218	107,119	107,283
Germany	47,217	39,635	39,055
Philippines	73,217	77,240	74,918
Other countries	57,639	51,697	35,843
Total long-lived assets	$493,153	$481,110	$437,889

Additions to long-lived assets
U.S.	$9,502	$14,603	$7,690
China	32,805	35,297	26,396
Mexico	13,920	26,514	28,707
Germany	10,279	5,255	8,519
Philippines	6,156	14,847	19,342
Other countries	10,992	7,678	5,654
Total additions to long-lived assets	$83,654	$104,194	$96,308

(a)Each country included in other countries are less than 10% of net sales.

For the year ended December 30, 2023, approximately 65% of the Company’s net sales were to customers outside the U.S. (exports and foreign operations), including approximately 23% to China. For the year ended December 31, 2022, approximately 64% of the Company's net sales were to customers outside the U.S. (exports and foreign operations), including approximately 25% to China. For the year ended January 1, 2022, approximately 69% of the Company's net sales were to customers outside the U.S. (exports and foreign operations), including approximately 30% to China. Sales to Arrow Electronics, Inc., which were included in the Electronics, Transportation, and Industrial segments, were 11.2%, 11.5%, and 10.7% of consolidated net sales in 2023, 2022, and 2021 respectively. No other single customer accounted for more than 10% of net sales during the last three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Commitments and Contingencies

Off-Balance Sheet Arrangements

As of December 30, 2023, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Product Warranty Liabilities

Our policy is to accrue for warranty claims when a loss is both probable and estimable. Liabilities for warranty claims have historically not been material and in limited instances, customer may make claims for costs they incurred or other damages related to a claim.

Environmental Remediation Liabilities

Refer to Note 1: Summary of Significant Accounting Policies and Other Information related to environmental liabilities. Our operations and facilities are subject to U.S. and non-U.S. laws and regulations governing the protection of the environment and our employees, including those governing air emissions, chemical usage, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur significant costs, including cleanup costs, fines, civil or criminal sanctions, or third-party property damage or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at our facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. We are, however, not aware of any threatened or pending material environmental investigations, lawsuits, or claims involving the Company or its operations.

Legal Proceedings

In the ordinary course of business, the Company may be involved in a number of claims and litigation matters. While it is not feasible to predict the outcome of these matters, based upon our experience and current information known to us, we do not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on our results of operations, financial position, and/or cash flows.

The Company accounts for litigation and claims losses in accordance with FASB ASC Topic 450, Contingencies where loss contingency provisions are recognized for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates require the application of considerable judgment and are refined each accounting period as additional information becomes known. We are often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be an immaterial amount, is recognized. As information becomes known, either the minimum loss amount is increased, or a best estimate can be made, resulting in additional loss provisions. A best estimate may be changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected.

Pending Litigation and Claims

There are no material pending litigation or claims outstanding as of December 30, 2023.

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

	Fiscal Year Ended
	December 30, 2023			December 31, 2022
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$2.1	$—	$—	$—	$—	$—
Purchase of material/services from related party	4.3	0.4	9.0	0.3	0.4	11.5
Accounts receivable balance	—	—	—	—	—	—
Accounts payable balance	$0.5	$—	$1	$—	$—	$1.8

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

As required by SEC Rule 15d-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to SEC Rule 13a-15 as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2023.

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

The Company’s management, including its Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023, based upon the updated framework in Internal Control — Integrated Framework (2013). Based on this assessment, the Company’s management concluded that, as of December 30, 2023, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the 12 months or fiscal year ended December 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 30, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of securities to be Sold
Meenal Sethna (1)	Executive Vice President and Chief Financial Officer	Adoption	11/9/2023	4/25/2025	9,145

(1) Meenal Sethna, Executive Vice President and Chief Financial Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on November 9, 2023. Ms.Sethna’s plan provides for the potential exercise of vested stock options and the associated sale of up to 9,145 shares of the Company’s common stock. The stock options covered by the plan expire on April 25, 2025 if they have not been exercised. Consequently, the plan expires on April 25, 2025, or upon the earlier completion of all authorized transactions under the plan.

Other than those disclosed above, none of our directors or officers adopted or terminated a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS .

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Except as set forth below, the information required by this item will be contained in the Company’s Proxy Statement related to our 2024 Annual Meeting of Stockholders (the "proxy statement") and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information concerning compensation of the Company’s executive officers and directors for the fiscal year ended December 30, 2023, is set forth in the sections titled “Director Compensation,” “Compensation Discussion and Analysis” (including under subsections titled “Compensation Risk” and “Clawback Policy”), "Compensation Committee Report," “Compensation Tables,” "Potential Payments Upon Termination or Change in Control," "CEO Pay Ratio," and "Pay versus Performance," in the Company’s proxy statement and is incorporated herein by reference, except the section titled “Compensation Committee Report” is hereby “furnished” and not “filed” with this Annual Report on Form 10-K.

Information concerning compensation committee interlocks is set forth in the section titled “Compensation Committee Interlocks and Insider Participation” in the Company’s proxy statement and is incorporated herein by reference.

COMPENSATION PLAN INFORMATION

We have two equity compensation plans that have been approved by our stockholders: the Littelfuse, Inc. Long-Term Incentive Plan that was approved by our stockholders at the April 2017 annual stockholder meeting, as amended by an amendment approved by our stockholders at the April 2023 annual stockholders meeting, and the Deferred Compensation Plan for Non-Employee Directors that was approved by our stockholders at the May 2005 annual stockholder meeting.

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

Information about our equity compensation plans that were either approved or not approved by our stockholders as of December 30, 2023, is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	688,438	(2)	$159.72	1,054,260	(4)
Equity compensation plans not approved by security holders	82,204	(3)	$55.08	136,150	(5)
Total	770,642		$148.56	1,190,410

(1)The weighted average exercise price does not take into account the shares issuable upon the vesting of outstanding restricted stock units, which have no exercise price.
(2)Includes 132,662 shares reserved for issuance upon vesting of outstanding restricted stock units and 555,776 outstanding stock options granted under the Littelfuse, Inc. Long-Term Incentive Plan.
(3)Includes 39,623 shares reserved for issuance upon vesting of outstanding restricted stock units under the IXYS Plans and 42,581 outstanding stock options granted under the IXYS Plans and Zilog Plan. Below is a brief description of the material features of the compensation plans acquired pursuant to the acquisition of IXYS.
(4)Includes 1,009,613 shares that remain available for future issuance under the Littelfuse, Inc. Long-Term Incentive Plan and 44,647 shares that remain available for future issuance under the Deferred Compensation Plan for Non-Employee Directors.
(5)Includes 136,150 shares that remain available for future issuance under the IXYS Corporation 2016 Equity Incentive Plan.
IXYS Plans
In connection with the acquisition of IXYS, we assumed the IXYS Corporation 2009 Equity Incentive Plan, IXYS Corporation 2011 Equity Incentive Plan, IXYS Corporation 2013 Equity Incentive Plan, IXYS Corporation 2016 Equity Incentive Plan and outstanding unvested stock options originally granted by IXYS Corporation under the IXYS Plans that were held by continuing employees. At the time of the acquisition of IXYS Corporation, these awards were converted to Littelfuse stock options, with adjustments made to the exercise price of the stock options and the number of shares subject to stock options as agreed upon in the Acquisition Agreement. These unvested options vest in accordance with their original terms, generally vesting in equal annual installments over a four-year period from the original grant date. The options, once granted, generally expire ten years from the date of grant. Under the IXYS Plans, we may grant to former employees of IXYS Corporation or its subsidiaries restricted stock awards, RSUs, stock options and stock appreciation rights with an exercise price that is no less than the fair market value on the date of grant. Equity awards granted under the IXYS Plans following the acquisition have been on similar terms and consistent with grants made pursuant to the Littelfuse, Inc Long-Term Incentive Plan. The IXYS Corporation 2009, 2011, 2013 Equity Incentive Plans expired in June 2019, June 2021 and June 2023, respectively, with no additional grants made after the expiration date. As of December 30, 2023, 136,150 shares remained available for issuance under the IXYS Plans.

Zilog Plans

In connection with the acquisition of IXYS Corporation, we assumed the Zilog, Inc. 2004 Omnibus Stock Incentive Plan and outstanding stock options originally granted by IXYS Corporation under the Zilog Plan that were held by continuing employees of Zilog. At the time of the acquisition of IXYS Corporation, these awards were converted to Littelfuse stock options, with adjustments made to the exercise price of the stock options and the number of shares subject to stock options as agreed upon in the Acquisition Agreement. These options vested in accordance with their original terms, generally in equal annual installments over a four-year period from the original grant date. The options generally expire ten years from the date of grant. The Zilog 2004 Omnibus Stock Incentive Plan expired in February 2014 and no additional grants have been made thereunder. Therefore, as of December 30, 2023, no shares remain available for issuance of new awards under the Zilog Plan and 3,457 stock options remain outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning the security ownership of certain beneficial owners, the Company’s directors and executive officers as of February 29, 2024, is set forth in the section titled “Ownership of Littelfuse, Inc. Common Stock” in the Company’s proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information concerning the independence of the Company’s directors, certain relationships and related transactions during 2023 and the Company’s policies with respect to such transactions is set forth in the sections titled "Director Independence; Financial Experts", “Related Person Transactions Policy”, “Related Party Transactions” in the Company’s proxy statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information concerning principal accountant fees and services is set forth in the section titled “Audit Related Matters” in the Company’s proxy statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)Financial Statements and Schedules

			Page
1.	The following Financial Statements are filed as a part of this report:
	i.	Reports of Independent Registered Public Accounting Firms	44 - 46
	ii.	Consolidated Balance Sheets as of December 30, 2023 and December 31, 2022	47
	iii.	Consolidated Statements of Net Income for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022	48
	vi.	Consolidated Statements of Comprehensive Income for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022	49
	v.	Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022	50
	vi.	Consolidated Statements of Equity for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022	51
	vii.	Notes to Consolidated Financial Statements	52 - 90

2.	The following Financial Statement Schedule is submitted herewith for the periods indicated therein.
	i.	Schedule II - Valuation and Qualifying Accounts and Reserves	96

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits. See Exhibit Index		98

Item 16. FORM 10-K SUMMARY

None.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Charged to Costs and Expenses (a)	Deductions (b)	Other (c)	Balance at End of Year
(in thousands)
Fiscal year ended December 30, 2023
Allowance for credit losses on accounts receivable	$1,575	$519	$(181)	$274	$2,187
Reserves for sales discounts and allowances	$81,987	$186,021	$(186,043)	$544	$82,509

Fiscal year ended December 31, 2022
Allowance for credit losses on accounts receivable	$1,910	$166	$(222)	$(279)	$1,575
Reserves for sales discounts and allowances	$57,322	$184,201	$(158,499)	$(1,037)	$81,987

Fiscal year ended January 1, 2022
Allowance for credit losses on accounts receivable	$1,400	$82	$(362)	$790	$1,910
Reserves for sales discounts and allowances	$43,837	$152,153	$(137,920)	$(748)	$57,322

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

Littelfuse, Inc.

By: /s/ David W. Heinzmann
David W. Heinzmann,
President and Chief Executive Officer
 Date: February 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 16, 2024 and in the capacities indicated.

/s/ Gordon Hunter	Chairman of the Board of Directors
Gordon Hunter

/s/ David W. Heinzmann	Director, President and Chief Executive Officer
David W. Heinzmann	(Principal Executive Officer)

/s/ Kristina A. Cerniglia	Director
Kristina A. Cerniglia

/s/ Tzau-Jin Chung	Director
Tzau-Jin Chung

/s/ Gayla J. Delly	Director
Gayla J. Delly

/s/ Cary T. Fu	Director
Cary T. Fu

/s/ Maria C. Green	Director
Maria C. Green

/s/ Anthony Grillo	Director
Anthony Grillo

/s/ Greg Henderson	Director
Greg Henderson

/s/ William P. Noglows	Director
William P. Noglows

/s/ Meenal A. Sethna	Executive Vice President and Chief Financial Officer
Meenal A. Sethna	(Principal Financial Officer)

/s/ Jeffrey G. Gorski	Senior Vice President and Chief Accounting Officer
Jeffrey G. Gorski	(Principal Accounting Officer)

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 0-20388) are incorporated herein by reference:

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
2.1	Stock Purchase Agreement, dated October 19, 2021, by and between Littelfuse, Inc., the Shareholders of Carling Technologies, Inc., and Christopher T. Sorenson, as Sellers’ Representative	8-K	2.1	10/20/2021	0-20388
2.2	First Amendment to Stock Purchase Agreement, dated November 29, 2021, by and between Littelfuse, Inc., the Shareholders of Carling Technologies, Inc., and Christopher T. Sorenson	10-K	2.3	2/27/2022	0-20388
2.3	Sale and Purchase Agreement, dated April 7, 2022, by and between Cayman NIH VI BEIT Holdings, L.P. and Littelfuse, Inc.	8-K	2.1	4/8/2022	0-20388
2.4	Warranty Deed, dated April 7, 2022, by and between the warrantors party thereto and Littelfuse, Inc.	8-K	2.2	4/8/2022	0-20388
2.5	Deed of Amendment No. 1 Sale and Purchase Agreement, dated July 18, 2022, by and between Cayman NIH VI BEIT Holdings, L.P. and Littelfuse, Inc.	10-Q	2.1	8/3/2022	0-20388
3.1	Certificate of Incorporation dated November 25, 1991, as amended April 25, 1997.	10-K	3.1	2/27/2017	0-20388
3.2	Certificate of Designations of Series A Preferred Stock.	8-K	4.2	12/1/1995	0-20388
3.3	Bylaws, as amended and restated January 27, 2023.	8-K	3.1	2/3/2023	0-20388
4.1	Description of Securities of Littelfuse, Inc.	10-K	4.1	2/21/2020	0-20388
10.1	Littelfuse, Inc. Outside Directors' Equity Plan.++	DEF14A	A	3/22/2007	0-20388
10.2	Form of Restricted Stock Unit Award Agreement under the Littelfuse, Inc. Outside Directors' Equity Plan.++	8-K	99.4	5/1/2008	0-20388
10.3	Form of Restricted Stock Unit Award Agreement (Outside Director) under the Littelfuse, Inc. Long-Term Incentive Plan.++	S-8	4.4	5/19/2010	0-20388
10.4	Form of Stock Option Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan.++	S-8	4.6	5/19/2010	0-20388
10.5	Littelfuse, Inc. Annual Incentive Plan, effective January 1, 2014. ++	DEF14A	A	3/17/2014	0-20388
10.6	Form of Stock Option Award Agreement (Executive) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.3	5/6/2016	0-20388
10.7	Form of Stock Option Award Agreement (Outside Director – 2016 Grant) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.4	5/6/2016	0-20388
10.8	Form of Restricted Stock Unit Award Agreement (Outside Director – 2016 Grant) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.7	5/6/2016	0-20388
10.9	Letter Agreement entered into between Littelfuse, Inc. and David W. Heinzmann. Effective January 1, 2017. ++	8-K	10.2	11/16/2016	0-20388
10.10	Littelfuse, Inc. 3.03% Senior Note, Series A, due February 15, 2022, and 3.74% Senior Note, Series B, due February 15, 2027 Note Purchase Agreement.	8-K	10.1	12/9/2016	0-20388
10.11	Littelfuse, Netherland C.V. 1.14% Senior Note, Series A, due December 8, 2023, and 1.83% Senior Note, Series B, due December 8, 2028 Note Purchase Agreement.	8-K	10.2	12/9/2016	0-20388
10.12	Subsidiary Guaranty Agreement, dated December 8, 2016.	8-K	10.4	12/9/2016	0-20388

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.13	Subsidiary Guaranty Agreement, dated as of February 15, 2017.	8-K	10.2	2/15/2017	0-20388
10.14	Restated Littelfuse, Inc. Supplemental Retirement and Savings Plan, effective January 1, 2017. ++	10-K	10.50	2/27/2017	0-20388
10.15	Amended and Restated Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.1	5/1/2017	0-20388
10.16	Form of 2017 Stock Option Award Agreement. ++	8-K	10.3	5/1/2017	0-20388
10.17	Employment offer letter between Littelfuse, Inc. and Jeffrey Gorski, dated June 28, 2017. ++	8-K	10.1	8/14/2017	0-20388
10.18	Note Purchase Agreement, dated November 15, 2017, among Littelfuse, Inc. and note purchasers listed on the signature pages thereto.	8-K	10.1	11/15/2017	0-20388
10.19	Form of 3.78% Senior Note, Series B, due February 15, 2030.	8-K	4.2	11/15/2017	0-20388
10.20	Form of 3.48% Senior Note, Series A, due February 15, 2025,	8-K	4.1	11/15/2017	0-20388
10.21	Subsidiary Guaranty Agreement, dated as of January 16, 2018, made by LFUS LLC, Littelfuse Commercial Vehicle, LLC, Iron Merger Co., Inc., IXYS Merger Co., LLC and SymCom, Inc. in favor of the note purchasers and the other holders.	8-K	10.2	1/18/2018	0-20388
10.22	Littelfuse, Inc. Executive Severance Policy. ++	8-K	10.4	1/18/2018	0-20388
10.23	IXYS Corporation 2009 Equity Incentive Plan++	S-8	4.4	1/19/2018	333-221147
10.24	IXYS Corporation 2011 Equity Incentive Plan++	S-8	4.5	1/19/2018	333-221147
10.25	IXYS Corporation 2013 Equity Incentive Plan++	S-8	4.6	1/19/2018	333-221147
10.26	IXYS Corporation 2016 Equity Incentive Plan++	S-8	4.7	1/19/2018	333-221147
10.27	Zilog, Inc. 2004 Omnibus Stock Incentive Plan++	S-8	4.9	1/19/2018	333-221147
10.28	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan++	10-Q	10.4	8/10/2009	000-26124
10.29	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2004 Omnibus Stock Incentive Plan++	10-K	10.28	6/11/2010	000-26124
10.30	Notice of Stock Option Grant and Agreement for IXYS Corporation 2011 Equity Incentive Plan++	10-Q	10.2	8/5/2011	000-26124
10.31	Notice of Stock Option Grant and Agreement for IXYS Corporation 2013 Equity Incentive Plan++	10-Q	10.6	8/9/2013	000-26124
10.32	Notice of Stock Option Grant and Agreement for IXYS Corporation 2016 Equity Incentive Plan++	10-Q	10.1	11/3/2016	000-26124
10.33	Cross Border Assumption Agreement, dated as of October 3, 2018, made by each of New Dutch B.V. and IXYS Dutch B.V. in favor of the note purchasers and the other holders.	10-K	10.106	02/22/2019	0-20388
10.34	Amended and Restated Employment Agreement entered into between Littelfuse Europe GmbH and Alexander Conrad, effective April 1, 2019. ++	10-K	10.77	02/21/2020	0-20388
10.35	Form of Restricted Stock Unit Award Agreement (Tier I) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.1	4/24/2020	0-20388
10.36	Form of Option Award Agreement (Tier I) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.2	4/24/2020	0-20388
10.37	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.3	4/24/2020	0-20388
10.38	Form of Option Award Agreement (Non-Employee Director) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.4	4/24/2020	0-20388
10.39	Form of Restricted Stock Unit Award Agreement (Tier II) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.6	4/29/2020	0-20388

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.40	Form of Restricted Stock Unit Award Agreement (IXYS Tier II) under the IXYS Corporation Equity Incentive Plan. ++	10-Q	10.7	4/29/2020	0-20388
10.41	Form of Retention Stock Option Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.8	7/29/2020	0-20388
10.42	Form of Retention Stock Option Award Agreement under the IXYS Corporation Equity Incentive Plan. ++	10-Q	10.9	7/29/2020	0-20388
10.43	Form of Retention Restricted Stock Unit Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.10	7/29/2020	0-20388
10.44	Form of Retention Restricted Stock Unit Award Agreement under the IXYS Corporation Equity Incentive Plan. ++	10-Q	10.11	7/29/2020	0-20388
10.45	Amended and Restated Littelfuse Deferred Compensation Plan for Non-Employee Directors. ++	10-Q	10.1	10/28/2020	0-20388
10.46	First Amendment to the Littelfuse, Inc. Supplemental Retirement and Savings Plan, effective January 1, 2019.++	10-K	10.68	2/18/2021	0-20388
10.47	Second Amendment to the Littelfuse, Inc. Supplemental Retirement and Savings Plan, effective January 1, 2020.++	10-K	10.69	2/18/2021	0-20388
10.48	Third Amendment to the Littelfuse, Inc. Supplemental Retirement and Savings Plan, effective January 1, 2020.++	10-K	10.70	2/18/2021	0-20388
10.49	Form Tier I Change of Control Agreement, effective January 1, 2021.++	10-K	10.71	2/18/2021	0-20388
10.50	Form Tier II Change of Control Agreement, effective January 1, 2021.++	10-K	10.72	2/18/2021	0-20388
10.51	Employment offer letter between Littelfuse, Inc. and Maggie Chu, dated April 28, 2021 ++	10-Q	10.1	7/28/2021	0-20388
10.52	Form of 4.33% Senior Note due June 30, 2032.	8-K	4.1	5/19/2022	0-20388
10.53	Note Purchase Agreement, dated May 18, 2022, among Littelfuse, Inc. and note purchasers listed on the signature pages thereto.	8-K	10.1	5/19/2022	0-20388
10.54	Subsidiary Guaranty Agreement, dated July 18, 2022, among Carling Technologies, Inc., Hartland Controls Holding Corp., Hartland Controls, L.L.C., IXYS Buckeye, LLC, IXYS Integrated Circuits Division, LLC, IXYS Long Beach, Inc., IXYS USA, LLC, IXYS, LLC, LFUS LLC, Littelfuse Commercial Vehicle, LLC, Littelfuse Holding, LLC, Littelfuse International Holding, LLC, Littelfuse Mexico Holding LLC, Monolith Semiconductor Inc., Pele Technology, Inc., Reaction Tech RE, LLC, Reaction Technology Epi, LLC, Reaction Technology Incorporated, SymCom, Inc. and Zilog, Inc.	8-K	10.2	5/19/2022	0-20388
10.55	First Amendment to 2016 Note Purchase Agreement, dated May 18, 2022, among Littelfuse, Inc., certain subsidiary guarantors, and the institutions party thereto.	8-K	10.3	5/19/2022	0-20388
10.56	First Amendment to 2016 Cross Border Note Purchase Agreement, dated May 18, 2022, among Littelfuse Netherland C.V., Littelfuse, Inc., certain subsidiary guarantors, and the institutions party thereto.	8-K	10.4	5/19/2022	0-20388
10.57	First Amendment to 2017 Note Purchase Agreement, dated May 18, 2022, among Littelfuse, Inc., certain subsidiary guarantors, and the institutions party thereto.	8-K	10.5	5/19/2022	0-20388

Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.58	Amended and Restated Credit Agreement, dated as of June 30, 2022, by and among Littelfuse, Inc., certain subsidiaries of the company, as designated borrowers, certain subsidiaries of the company, as guarantors, the lenders party thereto and Bank of America, N.A., as agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association and BMO Harris Bank, N.A., as co-senior documentation agents, Wells Fargo Bank, National Association, as documentation agent, BofA Securities, Inc. as sole bookrunner and joint lead arranger, and JPMorgan Chase Bank, N.A., as joint lead arranger.	8-K	10.1	6/30/2022	0-20388
10.59	First Amendment to the Amended and Restated Littelfuse, Inc. Long-Term Incentive Plan.++	8-K	10.1	4/28/2023	0-20388
10.60	Form of Change of Control Agreement.++	8-K	10.1	1/05/2024	0-20388
10.61*	Summary of Non-Employee Director Compensation.++
19.1*	Insider Trading Policy.
21.1*	Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+++	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Recovery Policy
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page on this Annual Report on Form 10-K for the fiscal year ended December 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.
* Filed with this Report.
+ Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Littelfuse agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.
++ Management contract or compensatory plan or arrangement.
+++ Furnished with this Report.