Form 10-Q
period 2024-03-30
LITTELFUSE INC /DE
filed 2024-05-01
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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

As of April 26, 2024, the registrant had outstanding 24,784,449 shares of Common Stock, net of Treasury Shares.

ITEM 1. FINANCIAL STATEMENTS
LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands)	March 30, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$562,153	$555,513
Short-term investments	231	235
Trade receivables, less allowances of $76,496 and $84,696 at March 30, 2024 and December 30, 2023, respectively	295,876	287,018
Inventories (Note 3)	456,135	474,607
Prepaid income taxes and income taxes receivable	8,574	8,701
Prepaid expenses and other current assets	121,142	82,526
Total current assets	1,444,111	1,408,600
Net property, plant, and equipment (Note 4)	479,435	493,153
Intangible assets, net of amortization (Note 5)	584,631	606,136
Goodwill (Note 5)	1,294,737	1,309,998
Investments	24,204	24,821
Deferred income taxes	10,798	10,486
Right of use lease assets	63,718	62,370
Other long-term assets	41,827	79,711
Total assets	$3,943,461	$3,995,275
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$172,809	$173,535
Accrued liabilities (Note 6)	124,288	149,214
Accrued income taxes	42,051	38,725
Current portion of long-term debt (Note 8)	65,824	14,020
Total current liabilities	404,972	375,494
Long-term debt, less current portion (Note 8)	800,849	857,915
Deferred income taxes	100,755	110,820
Accrued post-retirement benefits	34,049	34,422
Non-current lease liabilities	50,791	49,472
Other long-term liabilities	80,752	86,671
Total liabilities	$1,472,168	$1,514,794
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, March 30, 2024–26,634,597; December 30, 2023–26,624,071	262	262
Additional paid-in capital	1,017,311	1,012,325
Treasury stock, at cost: 1,781,633 and 1,711,290 shares, respectively	(275,398)	(259,263)
Accumulated other comprehensive loss	(86,108)	(55,817)
Retained earnings	1,814,916	1,782,662
Littelfuse, Inc. shareholders’ equity	2,470,983	2,480,169
Non-controlling interest	310	312
Total equity	2,471,293	2,480,481
Total liabilities and equity	$3,943,461	$3,995,275

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 30, 2024	April 1, 2023
Net sales	$535,385	$609,782
Cost of sales	347,577	364,825
Gross profit	187,808	244,957

Selling, general, and administrative expenses	86,127	88,310
Research and development expenses	27,667	27,290
Amortization of intangibles	15,825	16,866
Restructuring, impairment, and other charges	3,237	1,850
Total operating expenses	132,856	134,316
Operating income	54,952	110,641

Interest expense	9,611	9,646
Foreign exchange gain	(5,042)	(1,675)
Other income, net	(5,321)	(6,233)
Income before income taxes	55,704	108,903
Income taxes	7,252	20,158
Net income	$48,452	$88,745

Earnings per share:
Basic	$1.95	$3.58
Diluted	$1.93	$3.54

Weighted-average shares and equivalent shares outstanding:
Basic	24,911	24,782
Diluted	25,124	25,062

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Net income	$48,452	$88,745
Other comprehensive income (loss):
Defined benefit pension plan and other adjustments, net of tax	344	6
Cash flow hedge, net of tax	1,926	(2,518)
Foreign currency translation adjustments	(32,561)	15,795
Comprehensive income	$18,161	$102,028

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
OPERATING ACTIVITIES
Net income	$48,452	$88,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,668	17,616
Amortization of intangibles	15,825	16,866
Deferred revenue	(918)	639
Impairment charges	933	—
Stock-based compensation	3,617	3,730
Loss (gain) on investments and other assets	379	(1,779)
Deferred income taxes	(8,811)	1,624
Other	1,036	(6,138)
Changes in operating assets and liabilities:
Trade receivables	(12,723)	(13,176)
Inventories	16,179	(1,535)
Accounts payable	345	(16,246)
Accrued liabilities and income taxes	(28,042)	(43,578)
Prepaid expenses and other assets	4,210	6,639
Net cash provided by operating activities	57,150	53,407
INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(158,260)
Purchases of property, plant, and equipment	(15,547)	(25,665)
Net proceeds from sale of property, plant and equipment, and other	7,064	737
Net cash used in investing activities	(8,483)	(183,188)
FINANCING ACTIVITIES
Repayments of other debts	(678)	(668)
Payments of term loan	(1,875)	(1,875)
Net proceeds related to stock-based award activities	1,364	5,219
Repurchases of common stock	(16,131)	—
Cash dividends paid	(16,200)	(14,880)
Net cash used in financing activities	(33,520)	(12,204)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8,550)	4,571
Increase (decrease) in cash, cash equivalents, and restricted cash	6,597	(137,414)
Cash, cash equivalents, and restricted cash at beginning of period	557,123	564,939
Cash, cash equivalents, and restricted cash at end of period	$563,720	$427,525
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$562,153	$425,127
Restricted cash included in prepaid expenses and other current assets	$—	$812
Restricted cash included in other long-term assets	$1,567	$1,586
Cash paid during the period for interest	$13,235	$11,027
Capital expenditures, not yet paid	$9,968	$7,523

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Loss	Retained Earnings	Non-controlling Interest	Total
Balance at December 30, 2023	$262	$1,012,325	$(259,263)	$(55,817)	$1,782,662	$312	$2,480,481
Net income	—	—	—	—	48,452	—	48,452
Other comprehensive loss, net of tax	—	—	—	(30,291)	—	—	(30,291)
Stock-based compensation	—	3,617	—	—	—	—	3,617
Non-controlling interest	—	—	—	—	2	(2)	—
Withheld shares on restricted share units for withholding taxes	—	—	(4)	—	—	—	(4)
Stock options exercised	—	1,369	—	—	—	—	1,369
Repurchases of common stock	—	—	(16,131)	—	—	—	(16,131)
Cash dividends paid ($0.65 per share)	—	—	—	—	(16,200)	—	(16,200)
Balance at March 30, 2024	$262	$1,017,311	$(275,398)	$(86,108)	$1,814,916	$310	$2,471,293

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss) Income	Retained Earnings	Non-controlling Interest	Total
Balance at December 31, 2022	$261	$974,097	$(252,866)	$(95,764)	$1,585,466	$184	$2,211,378
Net income	—	—	—	—	88,745	—	88,745
Other comprehensive income, net of tax	—	—	—	13,283	—	—	13,283
Stock-based compensation	—	3,730	—	—	—	—	3,730
Non-controlling interest	—	—	—	—	(66)	66	—
Withheld shares on restricted share units for withholding taxes	—	—	(18)	—	—	—	(18)
Stock options exercised	—	5,238	—	—	—	—	5,238
Cash dividends paid ($0.60 per share)	—	—	—	—	(14,880)	—	(14,880)
Balance at April 1, 2023	$261	$983,065	$(252,884)	$(82,481)	$1,659,265	$250	$2,307,476

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

1. Summary of Significant Accounting Policies and Other Information

Nature of Operations

Founded in 1927, Littelfuse is a diversified, industrial technology manufacturing company empowering a sustainable, connected, and safer world. Across more than 20 countries, and with approximately 16,000 global associates, the Company partners with customers to design and deliver innovative, reliable solutions. Serving over 100,000 end customers, the Company’s products are found in a variety of industrial, transportation and electronics end markets – everywhere, every day.

Basis of Presentation

The Company’s accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheets, statements of net income and comprehensive income, statements of cash flows, and statements of stockholders' equity prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. They have been prepared in accordance with accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, which should be read in conjunction with the disclosures therein. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for interim periods are not necessarily indicative of annual operating results.

Revenue Recognition

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three months ended March 30, 2024 and April 1, 2023:

	Three Months Ended March 30, 2024
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$157,871	$—	$—	$157,871
Electronics – Passive Products and Sensors	133,234	—	—	133,234
Commercial Vehicle Products	—	79,514	—	79,514
Passenger Car Products	—	70,262	—	70,262
Automotive Sensors	—	20,591	—	20,591
Industrial Products	—	—	73,913	73,913
Total	$291,105	$170,367	$73,913	$535,385

	Three Months Ended April 1, 2023
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$209,995	$—	$—	$209,995
Electronics – Passive Products and Sensors	148,598	—	—	148,598
Commercial Vehicle Products	—	84,146	—	84,146
Passenger Car Products	—	61,697	—	61,697
Automotive Sensors	—	20,798	—	20,798
Industrial Products	—	—	84,548	84,548
Total	$358,593	$166,641	$84,548	$609,782

See Note 14, Segment Information, for net sales by segment and countries.

Revenue Recognition

The Company recognizes revenue on product sales in the period in which the Company satisfies its performance obligation and control of the product is transferred to the customer. The Company’s sales arrangements with customers are predominately short term in nature and generally provide for transfer of control at the time of shipment as this is the point at which title and risk of loss of the product transfers to the customer. At the end of each period, for those shipments where title to the products and the risk of loss and rewards of ownership do not transfer until the product has been received by the customer, the Company adjusts revenues and cost of sales for the delay between the time that the products are shipped and when they are received by the customer. The amount of revenue recorded reflects the consideration to which the Company expects to be entitled in exchange for goods and may include adjustments for customer allowances, rebates and price adjustments. The Company’s distribution channels are primarily through direct sales and independent third-party distributors.

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash at March 30, 2024 and December 30, 2023 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

(in thousands)	March 30, 2024	December 30, 2023
Cash and cash equivalents	$562,153	$555,513
Restricted cash included in other long-term assets	1,567	1,610
Total cash, cash equivalents, and restricted cash	$563,720	$557,123

Recently Adopted Accounting Standards

In March 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU")ASU No. 2023-01, "Leases (Topic 842): Common Control Arrangements". The standard requires that leasehold improvements associated with common control leases be: 1) Amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease. However, if the lessor obtained the right to control the use of the underlying asset through a lease with another entity not within the same common control group, the amortization period may not exceed the amortization period of the common control group. 2) Accounted for as a transfer between entities under common control through an adjustment to equity (or net assets for not-for-profit entities) if, and when, the lessee no longer controls the use of the underlying asset. Additionally, those leasehold improvements are subject to the impairment guidance in Topic 360, Property, Plant, and Equipment. This standard is effective for fiscal years beginning after December 15, 2023 including interim periods within those fiscal years. The adoption of ASU 2023-01 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards

In March 2024, the Securities and Exchange Commission (SEC) issued a final rule that requires registrants to provide climate disclosures in annual reports and registration statements. The climate-related final rule requires disclosures in the footnotes to the financial statements, including: 1) specified financial statement effects of severe weather events and other natural conditions, 2) certain carbon offsets and renewable energy credits or certificates if used as a material component of a registrant's plans to achieve its disclosed climate-related targets or goals, 3) material impacts on financial estimates and assumptions in the financial statements if they would materially impacted by risks and uncertainties associated with severe weather events and other natural conditions, previously disclosed climate-related targets, and transition plans. The financial statement disclosure requirements are effective beginning with annual reports for the fiscal year beginning in calendar year 2025, for the Company as a large accelerated filer. These disclosures will be subject to existing audit requirement for financial statements. On April 4, 2024, the SEC chose to stay its climate disclosure rules pending judicial review. The adoption of this rule will increase the Company's disclosures in its Consolidated Financial Statements. The Company is currently evaluating and is in the process of performing its initial assessment of the potential impact on its Condensed Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The amendments in this update provide more transparency about income tax information through improvements to the income tax disclosure primarily related to the income tax rate reconciliation and income taxes paid information. These requirements include: (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The other amendments in this update improve the effectiveness and comparability of disclosures by (3) adding disclosures of pretax income (or loss) and income tax expense (or benefit), and (4) removing disclosures that are no longer considered cost beneficial or relevant. The guidance is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The adoption of this guidance will modify the Company's disclosures in its Condensed Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendments in this update require additional detailed and enhanced information about reportable segments' expense, including significant segment expenses and other segment items that bridge segment revenue, significant expenses to segment profit or loss. The ASU also requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) on annual basis as well as an explanation of how CODM uses the reported measures and other disclosures. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this guidance will modify the Company's disclosures in its Condensed Consolidated Financial Statements.

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

Dortmund Fab

On June 28, 2023, the Company entered into a definitive purchase agreement to acquire a 200mm wafer fab located in Dortmund, Germany (“Dortmund Fab”) from Elmos Semiconductor SE. The acquisition of the Dortmund Fab is expected to close in early fiscal year 2025. The total purchase price for the Dortmund Fab is approximately 93 million Euro, of which 37.2 million Euro down payment (approximately $40.5 million) recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets was paid in the third quarter of 2023 after regulatory approvals and approximately 56 million Euro will be paid at closing. The transaction is not expected to have a material impact on the Company’s fiscal year 2024 financial results and will be reported in the Electronics-Semiconductor business within the Company’s Electronics segment.

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

The acquisition was funded with cash on hand. The total purchase consideration of $158.3 million, net of cash acquired, has been allocated to assets acquired and liabilities assumed, as of the completion of the acquisition, based on estimated fair values.

The following table summarizes the final purchase price allocation of the fair value of assets acquired and liabilities assumed in the Western Automation acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$158,260
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables	3,359
Inventories	3,678
Other current assets	718
Property, plant, and equipment	1,328
Intangible assets	68,000
Goodwill	93,937
Other long-term assets	573
Current liabilities	(4,335)
Other long-term liabilities	(8,998)
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

Pro Forma Results

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Western Automation as though the acquisition had occurred as of January 2, 2022. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the Western Automation acquisition occurred as of January 2, 2022, or of future consolidated operating results.

For the Three Months Ended
(in thousands, except per share amounts)	April 1, 2023
Net sales	$611,668
Income before income taxes	110,613
Net income	90,241
Net income per share — basic	3.64
Net income per share — diluted	3.60

Pro forma results presented above primarily reflect the following adjustments:

For the Three Months Ended
(in thousands)	April 1, 2023
Amortization (a)	$(479)
Transaction costs (b)	1,397
Income tax expense of above items	(115)

(a) The amortization adjustment for the three months ended April 1, 2023 primarily reflects incremental amortization resulting from the measurement of intangibles at their fair values.
(b) The transaction cost adjustments reflect the reversal of certain legal and professional fees from the three months ended April 1, 2023, and recognition of those fees during the three months ended April 2, 2022.

3. Inventories

The components of inventories at March 30, 2024 and December 30, 2023 are as follows:

(in thousands)	March 30, 2024	December 30, 2023
Raw materials	$201,625	$201,984
Work in process	142,598	137,688
Finished goods	173,149	195,886
Inventory reserves	(61,237)	(60,951)
Total	$456,135	$474,607

4. Property, Plant, and Equipment

The components of net property, plant, and equipment at March 30, 2024 and December 30, 2023 are as follows:

(in thousands)	March 30, 2024	December 30, 2023
Land and land improvements	$18,529	$22,212
Building and building improvements	196,292	202,764
Machinery and equipment	862,653	859,060
Accumulated depreciation	(598,039)	(590,883)
Total	$479,435	$493,153

The Company recorded depreciation expense of $16.7 million and $17.6 million for the three months ended March 30, 2024 and April 1, 2023, respectively.

5. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill by segment for the three months ended March 30, 2024 are as follows:

(in thousands)	Electronics	Transportation	Industrial	Total
Net goodwill as of December 30, 2023
Gross goodwill as of December 30, 2023	$936,505	$237,115	$179,117	$1,352,737
Accumulated impairment losses as of December 30, 2023	—	(34,004)	(8,735)	(42,739)
Total	936,505	203,111	170,382	1,309,998
Changes during 2024:
Foreign currency translation adjustments	(13,103)	(2,003)	(155)	(15,261)
Net goodwill as of March 30, 2024
Gross goodwill as of March 30, 2024	923,402	234,620	178,761	1,336,783
Accumulated impairment losses as of March 30, 2024	—	(33,512)	$(8,534)	(42,046)
Total	$923,402	$201,108	$170,227	$1,294,737
The components of other intangible assets as of March 30, 2024 and December 30, 2023 are as follows:

	As of March 30, 2024
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$17,298	$2,864	$14,434
Patents, licenses, and software	271,905	167,403	104,502
Distribution network	41,917	41,917	—
Customer relationships, trademarks, and tradenames	681,982	216,287	465,695
Total	$1,013,102	$428,471	$584,631

	December 30, 2023
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$17,621	$2,786	$14,835
Patents, licenses, and software	275,337	163,799	111,538
Distribution network	43,210	43,210	—
Customer relationships, trademarks, and tradenames	689,244	209,481	479,763
Total	$1,025,412	$419,276	$606,136

During the three months ended March 30, 2024 and April 1, 2023, the Company recorded amortization expense of $15.8 million and $16.9 million, respectively.

Estimated annual amortization expense related to intangible assets with definite lives as of March 30, 2024 is as follows:

(in thousands)	Amount
Remainder of 2024	$47,167
2025	62,662
2026	51,823
2027	49,755
2028	49,135
2029 and thereafter	324,089
Total	$584,631

6. Accrued Liabilities

The components of accrued liabilities as of March 30, 2024 and December 30, 2023 are as follows:

(in thousands)	March 30, 2024	December 30, 2023
Employee-related liabilities	$56,285	$72,635
Current lease liability	11,531	12,110
Other non-income taxes	7,828	7,855
Other customer reserves	5,399	5,998
Professional services	5,229	5,282
Interest	3,191	6,387
Restructuring liability	2,081	2,141
Current benefit liability	1,482	1,482
Deferred revenue	1,400	2,198
Other	29,862	33,126
Total	$124,288	$149,214

Employee-related liabilities consist primarily of payroll, sales commissions, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other customer-related liabilities.

7. Restructuring, Impairment, and Other Charges

The Company recorded restructuring, impairment, and other charges for the three months ended March 30, 2024 and April 1, 2023 as follows:

	Three Months Ended March 30, 2024
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$544	$1,190	$435	$2,169
Other restructuring charges	52	78	5	135
Total restructuring charges	596	1,268	440	2,304
Impairment	—	933	—	933
Total	$596	$2,201	$440	$3,237

	Three Months Ended April 1, 2023
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$672	$582	$317	$1,571
Other restructuring charges	7	272	—	279
Total	$679	$854	$317	$1,850

2024
For the three months ended March 30, 2024, the Company recorded total restructuring charges of $2.3 million, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions within the Transportation segment’s commercial vehicle business, and the reorganization of certain selling and administrative functions within the Electronics and Industrial segments. In addition, during the first quarter of 2024, the Company recognized a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment.

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

The restructuring reserves as of both March 30, 2024 and December 30, 2023 is $2.1 million. The restructuring liability is included within accrued liabilities in the Condensed Consolidated Balance Sheets. The Company anticipates the remaining payments associated with employee terminations will primarily be completed in the fourth quarter fiscal year 2024.

8. Debt

The carrying amounts of debt at March 30, 2024 and December 30, 2023 are as follows:

(in thousands)	March 30, 2024	December 30, 2023
Revolving credit facility	$100,000	$100,000
Term loan	286,875	288,750
Euro Senior Notes, Series B due 2028	102,458	105,246
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	50,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
U.S. Senior Notes, due 2032	100,000	100,000
Other	5,857	6,709
Unamortized debt issuance costs	(3,517)	(3,770)
Total debt	866,673	871,935
Less: Current maturities	(65,824)	(14,020)
Total long-term debt	$800,849	$857,915

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the three months ended March 30, 2024, the Company made payments of $1.9 million on its term loan. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $286.9 million, respectively, as of March 30, 2024.

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

As of March 30, 2024, the effective interest rate on unhedged portion of the outstanding borrowings under the credit facility was 6.68%, and 4.13% on the hedged portion.

As of March 30, 2024, the Company had $0.2 million outstanding letters of credit under the Credit Facility and had $599.8 million of borrowing capacity available under the revolving credit facility. As of March 30, 2024, the Company was in compliance with all covenants under the Credit Agreement.

Senior Notes

On December 8, 2016, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold €212 million aggregate principal amount of senior notes in two series. The funding date for the Euro denominated senior notes occurred on December 8, 2016 for €117 million in aggregate amount of 1.14% Senior Notes, Series A, due December 8, 2023 (“Euro Senior Notes, Series A due 2023”), and €95 million in aggregate amount of 1.83% Senior Notes, Series B due December 8, 2028 (“Euro Senior Notes, Series B due 2028”) (together, the “Euro Senior Notes”). During the fourth quarter of 2023, the Company paid off €117 million of Euro Senior Notes, Series A due on December 8, 2023. Interest on the Euro Senior Notes due 2028 is payable semiannually on June 8 and December 8, commencing June 8, 2017.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At March 30, 2024, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $13.2 million and $11.0 million for the three months ended March 30, 2024 and April 1, 2023, respectively.

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

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. The Company seeks to minimize this risk by limiting its counterparties to major financial institutions with acceptable credit ratings and monitoring the total value of positions with individual counterparties. In the event of a default by one of its counterparties, the Company may not receive payments provided for under the terms of its derivatives.

Derivatives Not Designated as Hedging Instruments

On July 14, 2022, the Company entered into a foreign currency exchange forward contract to mitigate the currency fluctuation risk between the Euro and U.S. dollar on its Euro denominated Senior Notes, Series A due 2023. The notional value of the forward contract at July 14, 2022 was €117.0 million and expired on December 7, 2023 with the final settlement value of $6.3 million which the Company used to convert USD to Euro to pay down the €117.0 million of Euro Senior Notes, Series A due 2023. The foreign currency contract was not designated as a hedge instrument and was marked to market on a monthly basis. As a result, changes in fair value during 2023 were reported in Foreign exchange gain in the Condensed Consolidated Statements of Net Income. The fair value of the foreign currency forward contract was valued using market exchange rates by a third party and classified as a Level 2 input under the fair value hierarchy.

As of March 30, 2024 and December 30, 2023, the fair values of the Company's derivative financial instrument and their classifications on the Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Condensed Consolidated Balance Sheet Classification	March 30, 2024	December 30, 2023
Derivatives designated as hedging instruments
Interest rate swap agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$3,952	$3,712
	Other long-term assets	$4,434	$2,140

The pre-tax gains recognized on derivative financial instruments in the Condensed Consolidated Statements of Net Income for the three months ended March 30, 2024 and April 1, 2023 were as follows:

		Three Months Ended
(in thousands)	Classification of Gain Recognized in the Condensed Consolidated Statements of Net Income	March 30, 2024	April 1, 2023
Derivatives designated as cash flow hedges
Interest rate swap agreement	Interest expense	$(1,280)	$(975)
Derivatives not designated as hedging instruments
Foreign exchange forward contract	Foreign exchange gain	$—	$(819)

The pre-tax (gains) recognized on derivative financial instruments in the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2024 and April 1, 2023 was as follows:

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Derivatives designated as cash flow hedges
Interest rate swap agreement	$(2,534)	$(5,366)

The pre-tax gain of $4.2 million from accumulated other comprehensive loss to earnings is expected to be recognized during the next twelve months.

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

There were no changes during the quarter ended March 30, 2024 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of March 30, 2024 and December 30, 2023, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of March 30, 2024:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$452,453	$—	$—	$452,453
Investments in equity securities	10,178	—	—	10,178
Mutual funds	21,509	—	—	21,509
Total	$484,140	$—	$—	$484,140

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 30, 2023:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$415,788	$—	$—	$415,788
Investments in equity securities	10,832	—	—	10,832
Mutual funds	20,148	—	—	20,148
Total	$446,768	$—	$—	$446,768

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s revolving and term loan debt facilities' fair values approximate book value at March 30, 2024 and December 30, 2023, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of March 30, 2024 and December 30, 2023 were as follows:

	March 30, 2024		December 30, 2023
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series B due 2028	$102,458	$93,470	$105,246	$96,532
USD Senior Notes, Series B due 2027	100,000	95,654	100,000	96,127
USD Senior Notes, Series A due 2025	50,000	49,203	50,000	49,070
USD Senior Notes, Series B due 2030	125,000	114,269	125,000	115,687
USD Senior Notes, due 2032	100,000	91,365	100,000	93,228

10. Benefit Plans

The Company has Company-sponsored and mandatory defined benefit pension plans covering employees in the United Kingdom ("U.K."), Germany, the Philippines, China, Japan, Mexico, Italy and France. The amount of the retirement benefits provided under the plans is generally based on years of service and final average pay.

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other income, net in the Condensed Consolidated Statements of Net Income. The components of net periodic benefit cost for the three months ended March 30, 2024 and April 1, 2023 were as follows:

	For the Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Components of net periodic benefit cost:
Service cost	$795	$692
Interest cost	995	937
Expected return on plan assets	(518)	(469)
Amortization of prior service and net actuarial loss	46	11
Net periodic benefit cost	$1,318	$1,171

The Company expects to make approximately $2.2 million of contributions to the plans and pay $2.1 million of benefits directly in 2024.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. The Company recorded expense of $0.7 million and $0.4 million for the three months ended March 30, 2024 and April 1, 2023, respectively, in Cost of Sales and Other income, net within the Condensed Consolidated Statements of Net Income. The pre-tax (gains) losses amount recognized in other comprehensive income (loss) as components of net periodic benefit costs for these plans were $0.3 million and nominal for the three months ended March 30, 2024 and April 1, 2023, respectively.

11. Other Comprehensive Income (Loss)

Changes in other comprehensive income (loss) by component were as follows:

(in thousands)	Three Months Ended March 30, 2024			Three Months Ended April 1, 2023
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$360	$(16)	$344	$24	$(18)	$6
Cash flow hedge	2,534	(608)	1,926	(3,313)	795	(2,518)
Foreign currency translation adjustments (a)	(33,170)	609	(32,561)	16,068	(273)	15,795
Total change in other comprehensive (loss) income	$(30,276)	$(15)	$(30,291)	$12,779	$504	$13,283
(a) The tax shown above within the foreign currency translation adjustments is the U.S. tax associated with the foreign currency translation adjustments of earnings of non-U.S. subsidiaries which have been previously taxed in the U.S. and are not permanently reinvested.

The following tables set forth the changes in accumulated other comprehensive loss by component for the three months ended March 30, 2024 and April 1, 2023:

(in thousands)	Defined benefit pension plan and other adjustments	Cash flow hedge	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance at December 30, 2023	$(7,613)	$4,448	$(52,652)	$(55,817)
Activity in the period	344	1,926	(32,561)	(30,291)
Balance at March 30, 2024	$(7,269)	$6,374	$(85,213)	$(86,108)

(in thousands)	Defined benefit pension plan and other adjustments	Cash flow hedge	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance at December 31, 2022	$(2,193)	$6,596	$(100,167)	$(95,764)
Activity in the period	6	(2,518)	15,795	13,283
Balance at April 1, 2023	$(2,187)	$4,078	$(84,372)	$(82,481)

Amounts reclassified from accumulated other comprehensive loss to earnings for the three months ended March 30, 2024 and April 1, 2023 were as follows:

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Pension and postemployment plans:
Amortization of prior service and net actuarial loss (gain)	$356	$(11)

The Company recognizes the amortization of prior service costs in Other income, net within the Condensed Consolidated Statements of Net Income.

12. Income Taxes

The effective tax rate for the three months ended March 30, 2024 was 13.0%, compared to the effective tax rate for the three months ended April 1, 2023 of 18.5%. The effective tax rate for the first quarter of 2024 is lower than the effective tax rate for the comparable 2023 period primarily due to the lapse in the statute of limitations for previously unrecognized tax benefits. The effective tax rate for 2023 is lower than the statutory tax rate primarily due to income earned in lower tax jurisdictions, and the effective tax rate for 2024 is lower than the statutory tax rate primarily due to the lapse in the statute of limitations for previously unrecognized tax benefits.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
(in thousands, except per share amounts)	March 30, 2024	April 1, 2023
Numerator:
Net income as reported	$48,452	$88,745

Denominator:
Weighted average shares outstanding
Basic	24,911	24,782
Effect of dilutive securities	213	280
Diluted	25,124	25,062

Earnings Per Share:
Basic earnings per share	$1.95	$3.58
Diluted earnings per share	$1.93	$3.54

Potential shares of common stock relating to stock options and restricted share units excluded from the earnings per share calculation because their effect would be anti-dilutive were 175,411 and 90,297 for the three months ended March 30, 2024 and April 1, 2023, respectively.

Share Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $300.0 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 (2021 program). During the three months ended March 30, 2024, the Company repurchased 70,280 shares of its common stock totaling $16.1 million. The Company did not repurchase shares of its common stock for the three months ended April 1, 2023.

On April 25, 2024, the Company announced that the Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period May 1, 2024 to April 30, 2027 to replace its 2021 program.

14. Segment Information

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

Segment information is summarized as follows:

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Net sales
Electronics	$291,105	$358,593
Transportation	170,367	166,641
Industrial	73,913	84,548
Total net sales	$535,385	$609,782

Depreciation and amortization
Electronics	$19,841	$19,788
Transportation	8,631	11,291
Industrial	4,021	3,403
Total depreciation and amortization	$32,493	$34,482

Operating income (loss)
Electronics	$37,803	$90,162
Transportation	16,206	8,532
Industrial	4,796	17,141
Other (a)	(3,853)	(5,194)
Total operating income	54,952	110,641
Interest expense	9,611	9,646
Foreign exchange gain	(5,042)	(1,675)
Other income, net	(5,321)	(6,233)
Income before income taxes	$55,704	$108,903

(a) Included in “Other” Operating income for the first quarter of 2024 was $2.3 million of restructuring charges primarily related to employee termination costs and a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the first quarter of 2024, the Company recognized $0.9 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, partially offset by a gain of $0.3 million recorded for the sale of a building in the commercial vehicle business within the Transportation segment.

Included in “Other” Operating income for the first quarter of 2023 was $3.3 million of legal and professional fees and other integration expenses related to completed acquisitions, and $1.9 million of restructuring, impairment and other charges, primarily related to employee termination costs. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion.

The Company’s net sales by country were as follows, classified according to the country where the customer is located:

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Net sales
United States	$190,433	$212,195
China	115,169	133,467
Other countries (a)	229,783	264,120
Total net sales	$535,385	$609,782

The Company’s long-lived assets represent Net property, plant, and equipment, and are classified according to the country where the asset is located were as follows:

(in thousands)	March 30, 2024	December 30, 2023
Long-lived assets
United States	$67,614	$73,126
China	135,255	139,736
Mexico	100,830	102,218
Germany	48,084	47,217
Philippines	71,327	73,217
Other countries	56,325	57,639
Total long-lived assets	$479,435	$493,153

The Company’s additions to long-lived assets by country were as follows:

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Additions to long-lived assets
United States	$4,806	$4,091
China	2,408	8,403
Mexico	2,330	3,744
Germany	3,230	1,234
Philippines	1,338	1,398
Other countries	2,212	2,593
Total additions to long-lived assets	$16,324	$21,463

(a)Each country included in other countries is less than 10% of net sales.

15. Commitments and Contingencies

Off-Balance Sheet Arrangements

As of March 30, 2024, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Product Warranty Liabilities

The company's policy is to accrue for warranty claims when a loss is both probable and estimable. Liabilities for warranty claims have historically not been material and in limited instances, customers may make claims for costs they incurred or other damages related to a claim.

The Company carries insurance for potential product liability claims at coverage levels based on the Company's prior claims experience. This coverage is subject to deductibles, and various terms and conditions. The Company cannot assure that the level of coverage will be sufficient to cover every possible claim that can arise in its businesses, now or in the future, or that such coverage always will be available should the Company, now or in the future, wish to extend, increase or otherwise adjust its insurance.

The Company has been notified by one of its customers of a product recall potentially due to certain fuses provided by Littelfuse and incorporated in such products. The Company is currently working with its customer to investigate the cause and level of responsibility for this recall. The Company has determined pursuant to ASC 450, "Contingencies", that a loss is reasonably possible. However, the Company continues to evaluate this matter and the ultimate costs of the recall and range of the potential loss cannot be determined at this time. Accordingly, no accrual has been made yet for this matter. Factors that will impact the amount of such losses include the per vehicle cost of fuse replacement, the determination of the relative liability among the customer, the Company, and any relevant third parties, as well as actual insurance recoveries.

Environmental Remediation Liabilities

The company's operations and facilities are subject to U.S. and non-U.S. laws and regulations governing the protection of the environment and its employees, including those governing air emissions, chemical usage, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. The Company could incur significant costs, including cleanup costs, fines, civil or criminal sanctions, or third-party property damage or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at its facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. The Company is, however, not aware of any threatened or pending material environmental investigations, lawsuits, or claims involving the Company or its operations.

Legal Proceedings

In the ordinary course of business, the Company may be involved in a number of claims and litigation matters. While it is not feasible to predict the outcome of these matters, based upon the Company's experience and current information known, the Company does not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on its results of operations, financial position, and/or cash flows.

The Company accounts for litigation and claims losses in accordance with ASC 450, "Contingencies" where loss contingency provisions are recognized for probable and estimable losses at the Company's best estimate of a loss or, when a best estimate cannot be made, at its estimate of the minimum loss. These estimates require the application of considerable judgment and are refined each accounting period as additional information becomes known. If the Company is initially unable to develop a best estimate of loss and therefore the minimum amount, which could be an immaterial amount, is recognized. As information becomes known, either the minimum loss amount is increased, or a best estimate can be made, resulting in additional loss provisions. A best estimate may be changed when events result in an expectation different than previously expected.

Pending Litigation and Claims

There are no material pending litigation or claims outstanding as of March 30, 2024.

16. Related Party Transactions

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

	Three Months Ended March 30, 2024			Three Months Ended April 1, 2023
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.5	$—	$—	$0.5	$—	$—
Purchase material/service from related party	1.2	0.2	2.1	1.0	0.1	2.7

	March 30, 2024			December 30, 2023
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Accounts receivable balance	$0.1	$—	$—	$—	$—	$—
Accounts payable balance	$0.8	$0.1	$1.5	$0.5	$—	$1.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).

Certain statements in this section and other parts of this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the federal securities laws and are entitled to the safe-harbor provisions of the PSLRA. These statements include statements regarding the Company’s future performance, as well as management's expectations, beliefs, intentions, plans, estimates or projections relating to the future. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy, although not all forward-looking statements contain such terms. The Company cautions that forward-looking statements, which speak only as of the date they are made, are subject to risks, uncertainties and other factors, and actual results and outcomes may differ materially from those indicated or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks and uncertainties relating to general economic conditions; product demand and market acceptance; economic conditions; the impact of competitive products and pricing; product quality problems or product recalls; capacity and supply difficulties or constraints; coal mining exposures reserves; cybersecurity matters; failure of an indemnification for environmental liability; exchange rate fluctuations; commodity price fluctuations; the effect of the Company's accounting policies; labor disputes; restructuring costs in excess of expectations; pension plan asset returns less than assumed; uncertainties related to political or regulatory changes; integration of acquisitions may not be achieved in a timely manner, or at all; and other risks that may be detailed in Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 30, 2023, and the Company's other filings and submissions with the Securities and Exchange Commission. The Company does not undertake any obligation to update or revise any forward-looking statements to reflect future events or circumstances, new information or otherwise.

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with information provided in the consolidated financial statements and the related Notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 30, 2023.

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

Executive Overview

Founded in 1927, Littelfuse is a diversified, industrial technology manufacturing company empowering a sustainable, connected, and safer world. Across more than 20 countries, and with approximately 16,000 global associates, we partner with customers to design and deliver innovative, reliable solutions. Serving over 100,000 end customers, our products are found in a variety of industrial, transportation and electronics end markets – everywhere, every day.

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

Executive Summary

For the first quarter of 2024, the Company recognized net sales of $535.4 million, a decrease of $74.4 million, or 12.2% as compared to $609.8 million in the first quarter of 2023 including $1.8 million or 0.3% of unfavorable changes in foreign exchange rates. The decrease in net sales was primarily due to lower volume in the Electronics and Industrial segments. The Company recognized net income of $48.5 million, or $1.93 per diluted share, in the first quarter of 2024 compared to $88.7 million, or $3.54 per diluted share, in the first quarter of 2023. The decrease in net income was primarily due to lower operating income of $52.4 million in the Electronics segment driven by a reduction in volume.

Net cash provided by operating activities was $57.2 million for the three months ended March 30, 2024 compared to $53.4 million for the three months ended April 1, 2023. The increase in net cash provided by operating activities was primarily due to reductions in working capital and lower annual incentive compensation payments, partially offset by lower cash earnings.

Other Risks

The Company has been notified by one of its customers of a product recall potentially due to certain fuses provided by Littelfuse and incorporated in such products. The Company is currently working with its customer to investigate the cause and level of responsibility for this recall. The Company has determined pursuant to ASC 450, "Contingencies" that a loss is reasonably possible. However, the Company continues to evaluate this matter and the ultimate costs of the recall and range of the potential loss cannot be determined at this time. Accordingly, no accrual has been made yet for this matter. Factors that will impact the amount of such losses include the per vehicle cost of fuse replacement, the determination of the relative liability among the customer, the Company, and any relevant third parties, as well as actual insurance recoveries.

Results of Operations

The following table summarizes the Company’s unaudited condensed consolidated results of operations for the periods presented. The first quarter of 2024 includes $2.3 million of restructuring charges primarily related to employee termination costs and a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the first quarter of 2024, the Company recognized $0.9 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, partially offset by a gain of $0.3 million recorded for the sale of a building in the commercial vehicle business within the Transportation segment.

The first quarter of 2023 includes $3.3 million of legal and professional fees and other integration expenses related to completed acquisitions, and $1.9 million of restructuring, impairment, and other charges, primarily related to employee termination costs. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion.

	First Quarter
(in thousands)	2024	2023	Change	% Change
Net sales	$535,385	$609,782	$(74,397)	(12.2)%
Cost of sales	347,577	364,825	(17,248)	(4.7)%
Gross profit	187,808	244,957	(57,149)	(23.3)%
Operating expenses	132,856	134,316	(1,460)	(1.1)%
Operating income	54,952	110,641	(55,689)	(50.3)%
Income before income taxes	55,704	108,903	(53,199)	(48.8)%
Income taxes	7,252	20,158	(12,906)	(64.0)%
Net income	$48,452	$88,745	$(40,293)	(45.4)%

Net Sales

Net sales decreased $74.4 million, or 12.2%, for the first quarter of 2024 compared to the first quarter of 2023 including $1.8 million or 0.3% of unfavorable changes in foreign exchange rates. The decrease in net sales was due to lower volume of $67.5 million and $10.6 million in the Electronics and Industrial segments, respectively, that more than offset higher volume in the passenger car products business within the Transportation segment.

Cost of Sales

Cost of sales was $347.6 million, or 64.9% of net sales, in the first quarter of 2024, compared to $364.8 million, or 59.8% of net sales, in the first quarter of 2023. As a percent of net sales, cost of sales increased 5.1% driven by lower volume in the Electronics and Industrial segments, partially offset by improved margin from the commercial vehicle and auto sensor businesses within the Transportation segment driven by favorable price, product mix and cost reduction initiatives.

Gross Profit

Gross profit was $187.8 million, or 35.1% of net sales, in the first quarter of 2024 compared to $245.0 million, or 40.2% of net sales, for the first quarter of 2023. The $57.2 million decrease in gross profit was primarily due to lower volume in the Electronics and Industrial segments, partially offset by improved margin from the commercial vehicle and auto sensor businesses within the Transportation segment driven by favorable price, product mix and cost reduction initiatives.

Operating Expenses

Operating expenses were $132.9 million, or 24.8% of net sales, for the first quarter of 2024 compared to $134.3 million, or 22.0% of net sales, for the first quarter of 2023. The decrease in operating expenses of $1.5 million was primarily due to lower selling, general, and administrative expenses of $2.2 million and amortization expense of $1.0 million, partially offset by higher restructuring, impairment, and other charges of $1.4 million, including a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment.

Operating Income

Operating income was $55.0 million, representing a decrease of $55.7 million, or 50.3%, for the first quarter of 2024 compared to $110.6 million for the first quarter of 2023. The decrease in operating income was due to lower gross profit from the Electronics segment. Operating margins decreased from 18.1% in the first quarter of 2023 to 10.3% in the first quarter of 2024 driven by lower volume in the Electronics segment.

Income Before Income Taxes

Income before income taxes was $55.7 million, or 10.4% of net sales, for the first quarter of 2024 compared to $108.9 million, or 17.9% of net sales, for the first quarter of 2023. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily benefited by higher foreign exchange gains of $3.4 million and higher interest income from short term investment in cash equivalents in the first quarter of 2024 compared to the first quarter of 2023, partially offset by unrealized losses of $0.4 million during the first quarter of 2024 compared to unrealized gains of $1.8 million during the first quarter of 2023 related to the Company's equity investment.

Income Taxes

The effective tax rate for the three months ended March 30, 2024 was 13.0%, compared to the effective tax rate for the three months ended April 1, 2023 of 18.5%. The effective tax rate for the first quarter of 2024 is lower than the effective tax rate for the comparable 2023 period primarily due to the lapse in the statute of limitations for previously unrecognized tax benefits. The effective tax rate for 2023 is lower than the statutory tax rate primarily due to income earned in lower tax jurisdictions, and the effective tax rate for 2024 is lower than the statutory tax rate primarily due to the lapse in the statute of limitations for previously unrecognized tax benefits.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Transportation and Industrial. Segment information is described more fully in Note 14, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales and operating income by segment:

Net Sales	First Quarter
(in thousands)	2024	2023	Change	% Change
Electronics	$291,105	$358,593	$(67,488)	(18.8)%
Transportation	170,367	166,641	3,726	2.2%
Industrial	73,913	84,548	(10,635)	(12.6)%
Total	$535,385	$609,782	$(74,397)	(12.2)%

Operating Income	First Quarter
(in thousands)	2024	2023	Change	% Change
Electronics	$37,803	$90,162	$(52,359)	(58.1)%
Transportation	16,206	8,532	7,674	89.9%
Industrial	4,796	17,141	(12,345)	(72.0)%
Other (a)	(3,853)	(5,194)	1,341
Total	$54,952	$110,641	$(55,689)	(50.3)%
(a) Included in “Other” Operating income for the first quarter of 2024 was $2.3 million of restructuring charges primarily related to employee termination costs and a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the first quarter of 2024, the Company recognized $0.9 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, partially offset by a gain of $0.3 million recorded for the sale of a building in the commercial vehicle business within the Transportation segment.
Included in “Other” Operating income for the first quarter of 2023 was $3.3 million of legal and professional fees and other integration expenses related to completed acquisitions, and $1.9 million of restructuring, impairment and other charges, primarily related to employee termination costs. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion.

Electronics Segment

Net Sales

Net sales decreased $67.5 million, or 18.8%, in the first quarter of 2024 compared to the first quarter of 2023 and included unfavorable changes in foreign exchange rates of $0.9 million. The sales decrease was mainly due to lower volume across all businesses driven by inventory rebalancing at certain distributors and reduced demand across certain electronics markets, including consumer facing and personal electronics, as well as industrial markets.

Operating Income

Operating income was $37.8 million, representing a decrease of $52.4 million, or 58.1%, for the first quarter of 2024 compared to $90.2 million for the first quarter of 2023. The decrease in operating income was primarily due to lower volume leverage and unfavorable mix that were partially offset by cost control initiatives. Operating margins decreased from 25.1% in the first quarter of 2023 to 13.0% in the first quarter of 2024 primarily due to the lower volume.

Transportation Segment

Net Sales

Net sales increased $3.7 million, or 2.2%, in the first quarter of 2024 compared to the first quarter of 2023 and included unfavorable changes in foreign exchange rates of $0.8 million. The sales increase was mainly from the passenger car products business of $8.6 million driven by the ongoing electronification and electrification of vehicles and global passenger vehicle production growth, partially offset by sales declines of $4.6 million from the commercial vehicle business driven by reduced demand largely due to inventory rebalancing at certain distributors and customers.

Operating Income

Operating income was $16.2 million, representing an increase of $7.7 million, or 89.9%, for the first quarter of 2024 compared to $8.5 million for the first quarter of 2023. The increase in operating income was primarily due to favorable price and cost reduction initiatives from the commercial vehicle business. Operating margins increased from 5.1% in the first quarter of 2023 to 9.5% in the first quarter of 2024 primarily driven by favorable price and cost reduction initiatives from the commercial vehicle business.

Industrial Segment

Net Sales

Net sales decreased by $10.6 million, or 12.6%, in the first quarter of 2024 compared to the first quarter of 2023, which included unfavorable changes in foreign exchange rates of $0.1 million. The sales decrease was due to lower volume across industrial circuit protection and industrial control products driven by slower end market demand.

Operating Income

Operating income was $4.8 million, representing a decrease of $12.3 million, or 72.0%, for the first quarter of 2024 compared to $17.1 million for the first quarter of 2023. The decrease in operating income was driven by lower volume due to reduced industrial end market demand across industrial circuit protection and industrial control products and unfavorable product mix. Operating margins decreased from 20.3% in the first quarter of 2023 to 6.5% in the first quarter of 2024.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	First Quarter
(in thousands)	2024	2023	Change	% Change
Americas	$214,784	$233,854	$(19,070)	(8.2)%
Asia-Pacific	193,689	228,012	(34,323)	(15.1)%
Europe	126,912	147,916	(21,004)	(14.2)%
Total	$535,385	$609,782	$(74,397)	(12.2)%

Americas

Net sales decreased $19.1 million, or 8.2%, in the first quarter of 2024 compared to the first quarter of 2023 and included favorable changes in foreign exchange rates of $0.1 million. The decrease in net sales was primarily due to lower volume from the Electronics and Industrial segments, partially offset by higher volume from the passenger car products business within the Transportation segment compared to the first quarter of 2023.

Asia-Pacific

Net sales decreased $34.3 million, or 15.1%, in the first quarter of 2024 compared to the first quarter of 2023 and included unfavorable changes in foreign exchange rates of $3.8 million. The decrease in net sales was primarily due to lower net sales from the Electronics and Industrial segments and lower net sales from the commercial vehicle business within the Transportation segment, partially offset by higher net sales from the passenger car products business within the Transportation segment compared to the first quarter of 2023.

Europe

Net sales decreased $21.0 million, or 14.2%, in the first quarter of 2024 compared to the first quarter of 2023 and included favorable changes in foreign exchange rates of $1.9 million. The decrease in net sales was primarily due to lower net sales from the Electronics segment and lower net sales from the commercial vehicle business within the Transportation segment compared to the first quarter of 2023.

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

Cash and cash equivalents were $562.2 million as of March 30, 2024, an increase of $6.6 million as compared to December 30, 2023. As of March 30, 2024, $157.9 million of the Company's $562.2 million cash and cash equivalents was held by U.S. subsidiaries.

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the three months ended March 30, 2024, the Company made payments of $1.9 million on its term loan. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $286.9 million, respectively, as of March 30, 2024.

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

As of March 30, 2024, the effective interest rate on unhedged portion of the outstanding borrowings under the credit facility was 6.68%, and 4.13% on the hedged portion.

As of March 30, 2024, the Company had $0.2 million outstanding letters of credit under the Credit Facility and had $599.8 million of borrowing capacity available under the revolving Credit Facility. As of March 30, 2024, the Company was in compliance with all covenants under the Credit Agreement.

Senior Notes

On December 8, 2016, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold €212 million aggregate principal amount of senior notes in two series. The funding date for the Euro denominated senior notes occurred on December 8, 2016 for €117 million in aggregate amount of 1.14% Senior Notes, Series A, due December 8, 2023 (“Euro Senior Notes, Series A due 2023”), and €95 million in aggregate amount of 1.83% Senior Notes, Series B due December 8, 2028 (“Euro Senior Notes, Series B due 2028”) (together, the “Euro Senior Notes”). During the fourth quarter of 2023, the Company paid off €117 million of Euro Senior Notes, Series A due on December 8, 2023. Interest on the Euro Senior Notes due 2028 is payable semiannually on June 8 and December 8, commencing June 8, 2017.

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

Debt Covenants
The Company was in compliance with all covenants under the Credit Agreement and Senior Notes as of March 30, 2024 and currently expects to remain in compliance based on management’s estimates of operating and financial results for 2023. As of March 30, 2024, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions
On June 28, 2023, the Company entered into a definitive purchase agreement to acquire a 200mm wafer fab located in Dortmund, Germany (“Dortmund Fab”) from Elmos Semiconductor SE. The acquisition of the Dortmund Fab is expected to close in early fiscal year 2025. The total purchase price for the fab is approximately 93 million Euro, of which 37.2 million Euro down payment (approximately $40.5 million) recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets was paid in the third quarter of 2023 after regulatory approvals and approximately 56 million Euro will be paid at closing. The transaction is not expected to have a material impact on the Company’s fiscal year 2024 financial results and will be reported in the Electronics-Semiconductor business within the Company’s Electronics segment.

Dividends

 During the first quarter of 2024 the Company paid quarterly dividends of $16.2 million to the shareholders. On May 1, 2024, the Company announced the declaration of a quarterly cash dividend of $0.65 per share payable on June 6, 2024 to stockholders of record as of May 22, 2024.

Cash Flow Overview

	First Three Months
(in thousands)	2024	2023
Net cash provided by operating activities	$57,150	$53,407
Net cash used in investing activities	(8,483)	(183,188)
Net cash used in financing activities	(33,520)	(12,204)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8,550)	4,571
Increase (decrease) in cash, cash equivalents, and restricted cash	6,597	(137,414)
Cash, cash equivalents, and restricted cash at beginning of period	557,123	564,939
Cash, cash equivalents, and restricted cash at end of period	$563,720	$427,525

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $57.2 million for the three months ended March 30, 2024 compared to $53.4 million for the three months ended April 1, 2023. The increase in net cash provided by operating activities was primarily due to reductions in working capital and lower annual incentive compensation payments, partially offset by lower cash earnings.

Cash Flow from Investing Activities

Net cash used in investing activities was $8.5 million for the three months ended March 30, 2024 compared to $183.2 million during the three months ended April 1, 2023. Capital expenditures were $15.5 million, representing a decrease of $10.1 million compared to three months ended April 1, 2023. During the three months ended March 30, 2024, the Company received proceeds of $7.1 million from the sale of a building from the commercial vehicle business within the Transportation segment. Net cash paid for acquisitions was $158.3 million during the three months ended April 1, 2023.

Cash Flow from Financing Activities

Net cash used in financing activities was $33.5 million for the three months ended March 30, 2024 compared to $12.2 million during the three months ended April 1, 2023. During the three months ended March 30, 2024 and April 1, 2023, the Company made payments of $1.9 million on the term loan for both periods, respectively. The Company paid dividends of $16.2 million and $14.9 million in the three months ended March 30, 2024 and April 1, 2023, respectively. Additionally, during the three months ended March 30, 2024, the Company repurchased 70,280 shares of its common stock totaling $16.1 million.

Share Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $300.0 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 (2021 program). During the three months ended March 30, 2024, the Company repurchased 70,280 shares of its common stock totaling $16.1 million. There is $283.9 million of an authorized amount yet purchased under the 2021 program as of March 30, 2024. The Company did not repurchase shares of its common stock for the three months ended April 1, 2023.

On April 25, 2024, the Company announced that the Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period May 1, 2024 to April 30, 2027 to replace its 2021 program.

Off-Balance Sheet Arrangements

As of March 30, 2024, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 30, 2023. During the three months ended March 30, 2024, there were no significant changes in the application of critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company's Annual Report on Form 10-K for the year ended December 30, 2023. During the three months ended March 30, 2024, there have been no material changes in the Company's exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 30, 2024. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 30, 2024, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The Company may incur material losses and costs as a result of defects in its products, including as a result of warranty claims, product recalls, and product liability.

The Company has been notified by one of its customers of a product recall potentially due to certain fuses provided by the Company and incorporated in the customer’s products. The Company is working with its customer to investigate the cause and level of responsibility for this recall. Given the highly complex products that the Company manufactures, it is possible that those products, including third-party components contained in those products, may contain defects or fail to work properly or as intended when integrated with customer products. This could subject the Company to product liability or warranty claims, which could lead to significant expenses, including recall, repair, and/or replacement costs and, potentially breach of contract or other damage claims, all of which could materially adversely affect the Company’s financial results. This is particularly true if the Company does not discover these issues until after the products have been sold and deployed. In addition to expenses directly attributable to product defects, the Company’s reputation and ability to attract and retain customers may be harmed. Further, significant warranty and product liability claims may, among other things, result in the need for significant reserves, divert management’s and other personnel’s attention, cause production delays, impact on-time delivery of products to other customers, reduce margins, and delay recognition of revenues. It is also possible that end users of customers’ products may make claims against the Company, resulting in additional defense costs and potential damages. Although, the Company generally attempts to limit its liability through standard contract terms and conditions and maintains insurance in connection with product defects and warranty claims, it is possible that the Company may not be able to enforce contractual limitations on damages and/or that a successful claim against the Company may exceed the Company’s applicable insurance policy limits or be excluded from coverage.

Other than the item listed above, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for our year ended December 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

The Company’s Board of Directors authorized the repurchase of up to $300.0 million in the aggregate of shares of the Company’s common stock under a program for the period May 1, 2021 to April 30, 2024 (2021 program). The Company repurchased 70,280 shares during the three months ended March 30, 2024. There is $283.9 million of an authorized amount yet purchased under the 2021 program as of March 30, 2024.

On April 25, 2024, the Company announced that the Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period May 1, 2024 to April 30, 2027 to replace its 2021 program.

The table below presents shares of the Company’s common stock which were acquired by the Company during the three months ended March 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans
2021 program:
December 31 through January 27	—	—	—	—
January 28 through February 24	—	—	—	—
February 25 through March 30	70,280	$229.53	70,280	$283,867,325
	70,280	$229.53	70,280	$283,867,325

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended March 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of securities to be Sold
David Heinzmann (1)	President and Chief Executive Officer	Adoption	2/6/2024	4/25/2025	23,061

(1) David Heinzmann, President and Chief Executive Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on February 6, 2024. Mr. Heinzmann’s plan provides for the potential exercise of vested stock options and the associated sale of up to 23,061 shares of the Company’s common stock. The stock options covered by the plan expire on April 25, 2025 if they have not been exercised. Consequently, the plan expires on April 25, 2025, or upon the earlier completion of all authorized transactions under the plan.

Other than those disclosed above, none of our directors or officers adopted or terminated a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Amended and Restated Annual Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 1, 2024, Commission File No. 20388).

31.1*	Certification of David W. Heinzmann, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Meenal A. Sethna, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LITTELFUSE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity , (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Meenal A. Sethna
Meenal A. Sethna
Executive Vice President and Chief Financial Officer

Date: May 1, 2024	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Senior Vice President and Chief Accounting Officer