Form 10-Q
period 2024-06-29
LITTELFUSE INC /DE
filed 2024-07-31
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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

As of July 26, 2024, the registrant had outstanding 24,788,290 shares of Common Stock, net of Treasury Shares.

ITEM 1. FINANCIAL STATEMENTS
LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands, except share and per share data)	June 29, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$561,742	$555,513
Short-term investments	971	235
Trade receivables, less allowances of $73,744 and $84,696 at June 29, 2024 and December 30, 2023, respectively	317,963	287,018
Inventories (Note 3)	451,186	474,607
Prepaid income taxes and income taxes receivable	6,413	8,701
Prepaid expenses and other current assets	125,703	82,526
Total current assets	1,463,978	1,408,600
Net property, plant, and equipment (Note 4)	472,537	493,153
Intangible assets, net of amortization (Note 5)	566,030	606,136
Goodwill (Note 5)	1,287,762	1,309,998
Investments	22,904	24,821
Deferred income taxes	10,950	10,486
Right of use lease assets	59,563	62,370
Other long-term assets	41,254	79,711
Total assets	$3,924,978	$3,995,275
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$176,095	$173,535
Accrued liabilities (Note 6)	135,180	149,214
Accrued income taxes	39,235	38,725
Current portion of long-term debt (Note 8)	67,679	14,020
Total current liabilities	418,189	375,494
Long-term debt, less current portion (Note 8)	795,825	857,915
Deferred income taxes	96,214	110,820
Accrued post-retirement benefits	31,810	34,422
Non-current lease liabilities	49,581	49,472
Other long-term liabilities	67,872	86,671
Total liabilities	$1,459,491	$1,514,794
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, June 29, 2024–26,713,727; December 30, 2023–26,624,071	262	262
Additional paid-in capital	1,032,974	1,012,325
Treasury stock, at cost: 1,936,187 and 1,711,290 shares, respectively	(305,136)	(259,263)
Accumulated other comprehensive loss	(107,175)	(55,817)
Retained earnings	1,844,204	1,782,662
Littelfuse, Inc. shareholders’ equity	2,465,129	2,480,169
Non-controlling interest	358	312
Total equity	2,465,487	2,480,481
Total liabilities and equity	$3,924,978	$3,995,275

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$558,489	$611,997	$1,093,874	$1,221,779
Cost of sales	351,485	377,165	699,062	741,990
Gross profit	207,004	234,832	394,812	479,789

Selling, general, and administrative expenses	93,371	94,543	179,498	182,853
Research and development expenses	27,146	24,496	54,813	51,786
Amortization of intangibles	15,729	16,885	31,554	33,751
Restructuring, impairment, and other charges	5,252	6,855	8,489	8,705
Total operating expenses	141,498	142,779	274,354	277,095
Operating income	65,506	92,053	120,458	202,694

Interest expense	9,975	10,056	19,586	19,702
Foreign exchange gain	(315)	(1,404)	(5,357)	(3,079)
Other income, net	(5,298)	(2,050)	(10,619)	(8,283)
Income before income taxes	61,144	85,451	116,848	194,354
Income taxes	15,678	15,380	22,930	35,538
Net income	$45,466	$70,071	$93,918	$158,816

Earnings per share:
Basic	$1.83	$2.82	$3.78	$6.40
Diluted	$1.82	$2.79	$3.75	$6.33

Weighted-average shares and equivalent shares outstanding:
Basic	24,822	24,839	24,867	24,810
Diluted	25,030	25,095	25,075	25,078

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$45,466	$70,071	$93,918	$158,816
Other comprehensive income (loss):
Defined benefit pension plan and other adjustments, net of tax	326	(159)	670	(153)
Cash flow hedge, net of tax	(18)	3,113	1,908	595
Foreign currency translation adjustments	(21,375)	(17,865)	(53,936)	(2,070)
Comprehensive income	$24,399	$55,160	$42,560	$157,188

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023
OPERATING ACTIVITIES
Net income	$93,918	$158,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,719	35,623
Amortization of intangibles	31,554	33,751
Deferred revenue	(1,272)	824
Impairment charges	933	3,924
Stock-based compensation	16,888	16,275
Loss (gain) on investments and other assets	1,148	(680)
Deferred income taxes	(12,427)	(3,431)
Other	2,618	(2,939)
Changes in operating assets and liabilities:
Trade receivables	(36,474)	(30,562)
Inventories	16,241	26,638
Accounts payable	6,819	(33,796)
Accrued liabilities and income taxes	(28,829)	(57,790)
Prepaid expenses and other assets	1,738	4,980
Net cash provided by operating activities	126,574	151,633
INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(158,260)
Purchases of property, plant, and equipment	(34,674)	(41,501)
Net proceeds from sale of property, plant and equipment, and other	7,997	741
Net cash used in investing activities	(26,677)	(199,020)
FINANCING ACTIVITIES
Repayments of other debts	(1,351)	(1,347)
Payments of term loan	(3,750)	(3,750)
Net (payments) proceeds related to stock-based award activities	(997)	2,201
Repurchases of common stock	(40,862)	—
Cash dividends paid	(32,330)	(29,790)
Net cash used in financing activities	(79,290)	(32,686)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(14,434)	(1,772)
Increase (decrease) in cash, cash equivalents, and restricted cash	6,173	(81,845)
Cash, cash equivalents, and restricted cash at beginning of period	557,123	564,939
Cash, cash equivalents, and restricted cash at end of period	$563,296	$483,094
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$561,742	$480,743
Restricted cash included in prepaid expenses and other current assets	$—	$771
Restricted cash included in other long-term assets	$1,554	$1,580
Cash paid during the period for interest	$19,621	$21,310
Capital expenditures, not yet paid	$8,386	$10,183

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Loss	Retained Earnings	Non-controlling Interest	Total
Balance at December 30, 2023	$262	$1,012,325	$(259,263)	$(55,817)	$1,782,662	$312	$2,480,481
Net income	—	—	—	—	48,452	—	48,452
Other comprehensive loss, net of tax	—	—	—	(30,291)	—	—	(30,291)
Stock-based compensation	—	3,617	—	—	—	—	3,617
Non-controlling interest	—	—	—	—	2	(2)	—
Withheld shares on restricted share units for withholding taxes	—	—	(4)	—	—	—	(4)
Stock options exercised	—	1,369	—	—	—	—	1,369
Repurchases of common stock	—	—	(16,131)	—	—	—	(16,131)
Cash dividends paid ($0.65 per share)	—	—	—	—	(16,200)	—	(16,200)
Balance at March 30, 2024	$262	$1,017,311	$(275,398)	$(86,108)	$1,814,916	$310	$2,471,293
Net income	—	—	—	—	45,466	—	45,466
Other comprehensive loss, net of tax	—	—	—	(21,067)	—	—	(21,067)
Stock-based compensation	—	13,271	—	—	—	—	13,271
Non-controlling interest	—	—	—	—	(48)	48	—
Withheld shares on restricted share units for withholding taxes	—	—	(4,754)	—	—	—	(4,754)
Stock options exercised	—	2,392	—	—	—	—	2,392
Repurchase of common stock, with excise tax			(24,984)				(24,984)
Cash dividends paid ($0.65 per share)	—	—	—	—	(16,130)	—	(16,130)
Balance at June 29, 2024	$262	$1,032,974	$(305,136)	$(107,175)	$1,844,204	$358	$2,465,487

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Income (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 31, 2022	$261	$974,097	$(252,866)	$(95,764)	$1,585,466	$184	$2,211,378
Net income	—	—	—	—	88,745	—	88,745
Other comprehensive income, net of tax	—	—	—	13,283	—	—	13,283
Stock-based compensation	—	3,730	—	—	—	—	3,730
Non-controlling interest	—	—	—	—	(66)	66	—
Withheld shares on restricted share units for withholding taxes	—	—	(18)	—	—	—	(18)
Stock options exercised	—	5,238	—	—	—	—	5,238
Cash dividends paid ($0.60 per share)	—	—	—	—	(14,880)	—	(14,880)
Balance at April 1, 2023	$261	$983,065	$(252,884)	$(82,481)	$1,659,265	$250	$2,307,476
Net income	—	—	—	—	70,071	—	70,071
Other comprehensive loss, net of tax	—	—	—	(14,911)	—	—	(14,911)
Stock-based compensation	—	12,545	—	—	—	—	12,545
Non-controlling interest	—	—	—	—	(45)	45	—
Withheld shares on restricted share units for withholding taxes	—	—	(5,999)	—	—	—	(5,999)
Stock options exercised	—	2,979	—	—	—	—	2,979
Cash dividends paid ($0.60 per share)	—	—	—	—	(14,910)	—	(14,910)
Balance at July 1, 2023	$261	$998,589	$(258,883)	$(97,392)	$1,714,381	$295	$2,357,251

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

Revenue Recognition

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three and six months ended June 29, 2024 and July 1, 2023:

	Three Months Ended June 29, 2024				Six Months Ended June 29, 2024
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$159,564	$—	$—	$159,564	$317,435	$—	$—	$317,435
Electronics – Passive Products and Sensors	146,075	—	—	146,075	279,309	—	—	279,309
Commercial Vehicle Products	—	80,759	—	80,759	—	160,273	—	160,273
Passenger Car Products	—	69,036	—	69,036	—	139,298	—	139,298
Automotive Sensors	—	19,169	—	19,169	—	39,760	—	39,760
Industrial Products	—	—	83,886	83,886	—	—	157,799	157,799
Total	$305,639	$168,964	$83,886	$558,489	$596,744	$339,331	$157,799	$1,093,874

	Three Months Ended July 1, 2023				Six Months Ended July 1, 2023
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$197,295	$—	$—	$197,295	$407,290	$—	$—	$407,290
Electronics – Passive Products and Sensors	152,852	—	—	152,852	301,450	—	—	301,450
Commercial Vehicle Products	—	83,329	—	83,329	—	167,475	—	167,475
Passenger Car Products	—	65,883	—	65,883	—	127,580	—	127,580
Automotive Sensors	—	22,836	—	22,836	—	43,634	—	43,634
Industrial Products	—	—	89,802	89,802			174,350	174,350
Total	$350,147	$172,048	$89,802	$611,997	$708,740	$338,689	$174,350	$1,221,779

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash at June 29, 2024 and December 30, 2023 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

(in thousands)	June 29, 2024	December 30, 2023
Cash and cash equivalents	$561,742	$555,513
Restricted cash included in other long-term assets	1,554	1,610
Total cash, cash equivalents, and restricted cash	$563,296	$557,123

Recently Adopted Accounting Standards

In March 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") ASU No. 2023-01, "Leases (Topic 842): Common Control Arrangements." The standard requires that leasehold improvements associated with common control leases be: 1) Amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease. However, if the lessor obtained the right to control the use of the underlying asset through a lease with another entity not within the same common control group, the amortization period may not exceed the amortization period of the common control group. 2) Accounted for as a transfer between entities under common control through an adjustment to equity (or net assets for not-for-profit entities) if, and when, the lessee no longer controls the use of the underlying asset. Additionally, those leasehold improvements are subject to the impairment guidance in Topic 360, Property, Plant, and Equipment. This standard is effective for fiscal years beginning after December 15, 2023 including interim periods within those fiscal years. The adoption of ASU 2023-01 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards

In March 2024, the Securities and Exchange Commission ("SEC") issued a final rule that requires registrants to provide climate disclosures in annual reports and registration statements. The climate-related final rule requires disclosures in the footnotes to the financial statements, including: 1) specified financial statement effects of severe weather events and other natural conditions, 2) certain carbon offsets and renewable energy credits or certificates if used as a material component of a registrant's plans to achieve its disclosed climate-related targets or goals, 3) material impacts on financial estimates and assumptions in the financial statements if they would materially impacted by risks and uncertainties associated with severe weather events and other natural conditions, previously disclosed climate-related targets, and transition plans. The financial statement disclosure requirements are effective beginning with annual reports for the fiscal year beginning in calendar year 2025, for the Company as a large accelerated filer. These disclosures will be subject to existing audit requirement for financial statements. On April 4, 2024, the SEC chose to stay its climate disclosure rules pending judicial review. The adoption of this rule will increase the Company's disclosures in its Consolidated Financial Statements. The Company is currently evaluating and is in the process of performing its initial assessment of the potential impact on its Condensed Consolidated Financial Statements.

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

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendments in this update require additional detailed and enhanced information about reportable segments' expense, including significant segment expenses and other segment items that bridge segment revenue, significant expenses to segment profit or loss. The ASU also requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) on an annual basis as well as an explanation of how the CODM uses the reported measures and other disclosures. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this guidance will modify the Company's disclosures in its Condensed Consolidated Financial Statements.

In October 2023, the FASB issued ASU No. 2023-06, "Disclosure Improvements." The amendments in this update represent changes to clarify or improve the disclosure or presentation requirements of a variety of Topics in the ASC. The Company may be affected by one or more of those amendments. The amendments in this ASU should be applied prospectively and will not be effective until June 30, 2027. The Company is currently evaluating the potential effects of these amendments on its Condensed Consolidated Financial Statements.

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

Dortmund Fab

On June 28, 2023, the Company entered into a definitive purchase agreement to acquire a 200mm wafer fab located in Dortmund, Germany (“Dortmund Fab”) from Elmos Semiconductor SE. The acquisition of the Dortmund Fab is expected to close in early fiscal year 2025. The total purchase price for the Dortmund Fab is approximately 93 million Euro, of which a 37.2 million Euro down payment (approximately $40.5 million) recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The down payment was paid in the third quarter of 2023 after regulatory approvals, and approximately 56 million Euro will be paid at closing. The transaction is not expected to have a material impact on the Company’s fiscal year 2024 financial results and will be reported in the Electronics-Semiconductor business within the Company’s Electronics segment.

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

During the six months ended July 1, 2023, the Company incurred approximately $1.4 million of legal and professional fees related to the Western Automation acquisition recognized as Selling, general, and administrative expenses in the Condensed Consolidated Statement of Net Income. These costs were reflected as other non-segment costs.

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

	For the Three Months Ended	For the Six Months Ended
(in thousands, except per share amounts)	July 1, 2023	July 1, 2023
Net sales	$611,997	$1,223,665
Income before income taxes	85,481	196,094
Net income	70,098	160,339
Net income per share — basic	2.82	6.46
Net income per share — diluted	2.79	6.39

Pro forma results presented above primarily reflect the following adjustments:

	For the Three Months Ended	For the Six Months Ended
(in thousands)	July 1, 2023	July 1, 2023
Amortization (a)	$—	$(479)
Transaction costs (b)	30	1,427
Income tax expense of above items	(3)	(118)

(a) The amortization adjustment for the six months ended July 1, 2023 primarily reflects incremental amortization resulting from the measurement of intangibles at their fair values.
(b) The transaction cost adjustments reflect the reversal of certain legal and professional fees from the three and six months ended July 1, 2023, and recognition of those fees during the three and six months ended July 2, 2022.

3. Inventories

The components of inventories at June 29, 2024 and December 30, 2023 are as follows:

(in thousands)	June 29, 2024	December 30, 2023
Raw materials	$199,815	$201,984
Work in process	141,887	137,688
Finished goods	170,166	195,886
Inventory reserves	(60,682)	(60,951)
Total	$451,186	$474,607

4. Property, Plant, and Equipment

The components of net property, plant, and equipment at June 29, 2024 and December 30, 2023 are as follows:

(in thousands)	June 29, 2024	December 30, 2023
Land and land improvements	$17,948	$22,212
Building and building improvements	191,584	202,764
Machinery and equipment	867,976	859,060
Accumulated depreciation	(604,971)	(590,883)
Total	$472,537	$493,153

The Company recorded depreciation expense of $17.1 million and $18.0 million for the three months ended June 29, 2024 and July 1, 2023, respectively, and $33.7 million and $35.6 million for the six months ended June 29, 2024 and July 1, 2023, respectively.

5. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill by segment for the six months ended June 29, 2024 are as follows:

(in thousands)	Electronics	Transportation	Industrial	Total
Net goodwill as of December 30, 2023
Gross goodwill as of December 30, 2023	$936,505	$237,115	$179,117	$1,352,737
Accumulated impairment losses as of December 30, 2023	—	(34,004)	(8,735)	(42,739)
Total	936,505	203,111	170,382	1,309,998
Changes during 2024:
Foreign currency translation adjustments	(17,205)	(3,142)	(1,889)	(22,236)
Net goodwill as of June 29, 2024
Gross goodwill as of June 29, 2024	919,300	233,364	176,914	1,329,578
Accumulated impairment losses as of June 29, 2024	—	(33,395)	(8,421)	(41,816)
Total	$919,300	$199,969	$168,493	$1,287,762
The components of other intangible assets as of June 29, 2024 and December 30, 2023 are as follows:

	As of June 29, 2024
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$17,146	$2,971	$14,175
Patents, licenses, and software	270,630	171,946	98,684
Distribution network	41,860	41,860	—
Customer relationships, trademarks, and tradenames	678,721	225,550	453,171
Total	$1,008,357	$442,327	$566,030

	December 30, 2023
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$17,621	$2,786	$14,835
Patents, licenses, and software	275,337	163,799	111,538
Distribution network	43,210	43,210	—
Customer relationships, trademarks, and tradenames	689,244	209,481	479,763
Total	$1,025,412	$419,276	$606,136

During the three months ended June 29, 2024 and July 1, 2023, the Company recorded amortization expense of $15.7 million and $16.9 million, respectively. During the six months ended June 29, 2024 and July 1, 2023, the Company recorded amortization expense of $31.6 million and $33.8 million, respectively.

Estimated annual amortization expense related to intangible assets with definite lives as of June 29, 2024 is as follows:

(in thousands)	Amount
Remainder of 2024	$31,341
2025	62,476
2026	51,666
2027	49,629
2028	48,770
2029 and thereafter	322,148
Total	$566,030

6. Accrued Liabilities

The components of accrued liabilities as of June 29, 2024 and December 30, 2023 are as follows:

(in thousands)	June 29, 2024	December 30, 2023
Employee-related liabilities	$60,753	$72,635
Current lease liability	10,623	12,110
Other non-income taxes	6,851	7,855
Interest	6,356	6,387
Professional services	5,703	5,282
Restructuring liability	5,490	2,141
Other customer reserves	5,373	5,998
Deferred revenue	1,875	2,198
Current benefit liability	1,482	1,482
Other	30,674	33,126
Total	$135,180	$149,214

Employee-related liabilities consist primarily of payroll, sales commissions, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other customer-related liabilities.

7. Restructuring, Impairment, and Other Charges

The Company recorded restructuring, impairment, and other charges for the three and six months ended June 29, 2024 and July 1, 2023 as follows:

	Three Months Ended June 29, 2024				Six Months Ended June 29, 2024
(in thousands)	Electronics	Transportation	Industrial	Total	Electronics	Transportation	Industrial	Total
Employee terminations	$4,501	$437	$5	$4,943	$5,105	$1,591	$416	$7,112
Other restructuring charges	87	209	13	309	139	287	18	444
Total restructuring charges	4,588	646	18	5,252	5,244	1,878	434	7,556
Impairment	—	—	—	—	—	933	—	933
Total	$4,588	$646	$18	$5,252	$5,244	$2,811	$434	$8,489

	Three Months Ended July 1, 2023				Six Months Ended July 1, 2023
(in thousands)	Electronics	Transportation	Industrial	Total	Electronics	Transportation	Industrial	Total
Employee terminations	$987	$351	$277	$1,615	$1,659	$933	$594	$3,186
Other restructuring charges	250	412	654	1,316	257	684	654	1,595
Total restructuring charges	1,237	763	931	2,931	1,916	1,617	1,248	4,781
Impairment	—	3,870	54	3,924	—	3,870	54	3,924
Total	$1,237	$4,633	$985	$6,855	$1,916	$5,487	$1,302	$8,705

2024
For the three and six months ended June 29, 2024, the Company recorded total restructuring charges of $5.3 million and $7.6 million, respectively, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions within the semiconductor business in the Electronics segment and the reorganization of certain selling and administrative functions within the commercial vehicle business in the Transportation segment. In addition, during the first quarter of 2024, the Company recognized a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment.

2023
For the three and six months ended July 1, 2023, the Company recorded total restructuring charges of $2.9 million and $4.8 million, respectively, primarily for employee termination costs. These charges primarily related to the reorganization of certain selling and administrative functions within the Electronics segment due to the C&K Switches acquisition and the reorganization of certain manufacturing, selling and administrative functions within the commercial vehicle business in the Transportation segment. In addition, during the second quarter of 2023, the Company recognized a $3.9 million impairment charge related to the land and building of a property in the commercial vehicle business within the Transportation segment that the Company made the decision to donate.

The restructuring reserves as of both June 29, 2024 and December 30, 2023 is $5.5 million and $2.1 million, respectively. The restructuring liability is included within Accrued liabilities in the Condensed Consolidated Balance Sheets. The Company anticipates the remaining payments associated with employee terminations will primarily be completed in the first quarter fiscal year 2025.

8. Debt

The carrying amounts of debt at June 29, 2024 and December 30, 2023 are as follows:

(in thousands)	June 29, 2024	December 30, 2023
Revolving credit facility	$100,000	$100,000
Term loan	285,000	288,750
Euro Senior Notes, Series B due 2028	101,631	105,246
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	50,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
U.S. Senior Notes, due 2032	100,000	100,000
Other	5,142	6,709
Unamortized debt issuance costs	(3,269)	(3,770)
Total debt	863,504	871,935
Less: Current maturities	(67,679)	(14,020)
Total long-term debt	$795,825	$857,915

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

Loans made under the available credit facility pursuant to the Credit Agreement ("the Credit Facility") bear interest at the Company’s option, at either Secured Overnight Financing Rate ("SOFR"), fixed for interest periods of one, two, three or six-month periods, plus 1.00% to 1.75%, plus a SOFR adjustment of 0.10% or at the bank’s Base Rate, as defined in the Credit Agreement, plus 0% to 0.75%, based upon the Company’s Consolidated Leverage Ratio, as defined in the Credit Agreement. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.10% to 0.175%, based on the Consolidated Leverage Ratio, as defined in the Credit Agreement. The Credit Agreement includes representations, covenants and events of default that are customary for financing transactions of this nature.

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the three and six months ended June 29, 2024, the Company made payments of $1.9 million and $3.8 million respectively, on its term loan. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $285.0 million, respectively, as of June 29, 2024.

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

As of June 29, 2024, the effective interest rate on unhedged portion of the outstanding borrowings under the credit facility was 6.69%, and 4.13% on the hedged portion.

As of June 29, 2024, the Company had $0.2 million outstanding letters of credit under the Credit Facility and had $599.8 million of borrowing capacity available under the revolving credit facility. As of June 29, 2024, the Company was in compliance with all covenants under the Credit Agreement.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. At June 29, 2024, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $6.4 million and $10.3 million for the three months ended June 29, 2024 and July 1, 2023, respectively, and $19.6 million and $21.3 million for the six months ended June 29, 2024 and July 1, 2023, respectively.

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

As of June 29, 2024 and December 30, 2023, the fair values of the Company's derivative financial instrument and their classifications on the Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Condensed Consolidated Balance Sheet Classification	June 29, 2024	December 30, 2023
Derivatives designated as hedging instruments
Interest rate swap agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$3,946	$3,712
	Other long-term assets	$4,417	$2,140

The pre-tax gains recognized on derivative financial instruments in the Condensed Consolidated Statements of Net Income for the three and six months ended June 29, 2024 and July 1, 2023 were as follows:

		Three Months Ended		Six Months Ended
(in thousands)	Classification of Gain Recognized in the Condensed Consolidated Statements of Net Income	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Derivatives designated as cash flow hedges
Interest rate swap agreement	Interest expense	$(1,288)	$(1,119)	$(2,568)	$(2,094)
Derivatives not designated as hedging instruments
Foreign exchange forward contract	Foreign exchange gain	$—	$(264)	$—	$(1,083)

The pre-tax losses (gains) recognized on derivative financial instruments in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2024 and July 1, 2023 was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Derivatives designated as cash flow hedges
Interest rate swap agreement	$23	$(4,096)	$(2,511)	$(783)

The pre-tax gain of $4.2 million from accumulated other comprehensive loss to earnings is expected to be recognized during the next twelve months.

Mutual Funds

The Company has a non-qualified Supplemental Retirement and Savings Plan which provides additional retirement benefits for certain management employees and named executive officers by allowing participants to defer a portion of their annual compensation. The Company maintains accounts for participants through which participants make investment elections. The marketable securities are classified as Level 1 under the fair value hierarchy as they are maintained in mutual funds with readily determinable fair value and recorded in Other long-term assets in the Condensed Consolidated Balance Sheets.

There were no changes during the quarter ended June 29, 2024 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of June 29, 2024 and December 30, 2023, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of June 29, 2024:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$470,012	$—	$—	$470,012
Investments in equity securities	9,328	—	—	9,328
Mutual funds	22,064	—	—	22,064
Total	$501,404	$—	$—	$501,404

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 30, 2023:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$415,788	$—	$—	$415,788
Investments in equity securities	10,832	—	—	10,832
Mutual funds	20,148	—	—	20,148
Total	$446,768	$—	$—	$446,768

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s revolving and term loan debt facilities' fair values approximate book value at June 29, 2024 and December 30, 2023, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of June 29, 2024 and December 30, 2023 were as follows:

	June 29, 2024		December 30, 2023
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series B due 2028	$101,631	$92,178	$105,246	$96,532
USD Senior Notes, Series B due 2027	100,000	95,690	100,000	96,127
USD Senior Notes, Series A due 2025	50,000	49,354	50,000	49,070
USD Senior Notes, Series B due 2030	125,000	113,730	125,000	115,687
USD Senior Notes, due 2032	100,000	90,810	100,000	93,228

10. Benefit Plans

The Company has Company-sponsored and mandatory defined benefit pension plans covering employees in the United Kingdom ("U.K."), Germany, the Philippines, China, Japan, Mexico, Italy and France. The amount of the retirement benefits provided under the plans is generally based on years of service and final average pay.

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other income, net in the Condensed Consolidated Statements of Net Income. The components of net periodic benefit cost for the three and six months ended June 29, 2024 and July 1, 2023 were as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Components of net periodic benefit cost:
Service cost	$770	$695	$1,565	$1,387
Interest cost	975	952	1,970	1,889
Expected return on plan assets	(510)	(470)	(1,028)	(939)
Amortization of prior service and net actuarial loss	46	11	92	22
Net periodic benefit cost	$1,281	$1,188	$2,599	$2,359

The Company expects to make approximately $2.2 million of contributions to the plans and pay $2.1 million of benefits directly in 2024.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. The Company recorded expense of $0.7 million and $0.4 million for the three months ended June 29, 2024 and July 1, 2023, respectively, and $1.4 million and $0.8 million for the six months ended June 29, 2024 and July 1, 2023, respectively, in Cost of sales and Other income, net within the Condensed Consolidated Statements of Net Income. The pre-tax (gains) losses amount recognized in other comprehensive income (loss) as components of net periodic benefit costs for these plans were $0.3 million and nominal for the three months ended June 29, 2024 and July 1, 2023, respectively, and $0.6 million and nominal for the six months ended June 29, 2024 and July 1, 2023, respectively.

11. Other Comprehensive Income (Loss)

Changes in other comprehensive income (loss) by component were as follows:

(in thousands)	Three Months Ended June 29, 2024			Three Months Ended July 1, 2023
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$336	$(10)	$326	$(146)	$(13)	$(159)
Cash flow hedge	(23)	5	(18)	4,096	(983)	3,113
Foreign currency translation adjustments (a)	(21,542)	167	(21,375)	(17,865)	—	(17,865)
Total change in other comprehensive (loss) income	$(21,229)	$162	$(21,067)	$(13,915)	$(996)	$(14,911)

(in thousands)	Six Months Ended June 29, 2024			Six Months Ended July 1, 2023
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$696	$(26)	$670	$(122)	$(31)	$(153)
Cash flow hedge	2,511	(603)	1,908	783	(188)	595
Foreign currency translation adjustments (a)	(54,712)	776	(53,936)	(1,797)	(273)	(2,070)
Total change in other comprehensive (loss) income	$(51,505)	$147	$(51,358)	$(1,136)	$(492)	$(1,628)
(a) The tax shown above within the foreign currency translation adjustments is the U.S. tax associated with the foreign currency translation adjustments of earnings of non-U.S. subsidiaries which have been previously taxed in the U.S. and are not permanently reinvested.

The following tables set forth the changes in accumulated other comprehensive loss by component for the six months ended June 29, 2024 and July 1, 2023:

(in thousands)	Defined benefit pension plan and other adjustments	Cash flow hedge	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance at December 30, 2023	$(7,613)	$4,448	$(52,652)	$(55,817)
Activity in the period	670	1,908	(53,936)	(51,358)
Balance at June 29, 2024	$(6,943)	$6,356	$(106,588)	$(107,175)

(in thousands)	Defined benefit pension plan and other adjustments	Cash flow hedge	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance at December 31, 2022	$(2,193)	$6,596	$(100,167)	$(95,764)
Activity in the period	(153)	595	(2,070)	(1,628)
Balance at July 1, 2023	$(2,346)	$7,191	$(102,237)	$(97,392)

Amounts reclassified from accumulated other comprehensive loss to earnings for the three and six months ended June 29, 2024 and July 1, 2023 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Pension and postemployment plans:
Amortization of prior service and net actuarial loss (gain)	$347	$(11)	$703	$(22)

The Company recognizes the amortization of prior service costs in Other income, net within the Condensed Consolidated Statements of Net Income.

12. Income Taxes

The effective tax rate for the three and six months ended June 29, 2024 was 25.6% and 19.6%, compared to the effective tax rate for the three and six months ended July 1, 2023 of 18.0% and 18.3%. The effective tax rates for 2024 are higher than the effective tax rates for the comparable 2023 periods primarily due to decreases in the income earned in lower tax jurisdictions in 2024 as compared to 2023.

The effective tax rate for the three months ended June 29, 2024 is higher than the statutory tax rate primarily due to the proportion of pre-tax income that is earned in higher tax jurisdictions. The effective tax rate for the six months ended June 29, 2024 is lower than the statutory tax rate primarily due to the lapse in the statute of limitations for previously unrecognized tax benefits recognized in the first quarter. The effective tax rates for 2023 are lower than the statutory tax rate primarily due to income earned in lower tax jurisdictions.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator:
Net income as reported	$45,466	$70,071	$93,918	$158,816

Denominator:
Weighted average shares outstanding
Basic	24,822	24,839	24,867	24,810
Effect of dilutive securities	208	256	208	268
Diluted	25,030	25,095	25,075	25,078

Earnings Per Share:
Basic earnings per share	$1.83	$2.82	$3.78	$6.40
Diluted earnings per share	$1.82	$2.79	$3.75	$6.33

Potential shares of common stock relating to stock options and restricted share units are excluded from the earnings per share calculation because their effect would be anti-dilutive were 141,729 and 110,598 for the three months ended June 29, 2024 and July 1, 2023, respectively, and 129,096 and 102,283 for the six months ended June 29, 2024 and July 1, 2023, respectively.

Share Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $300.0 million in the aggregate of shares of the Company’s common stock under a program for the period May 1, 2021 to April 30, 2024 ("2021 program"). On April 25, 2024, the Company's Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period May 1, 2024 to April 30, 2027 ("2024 program") to replace the expired 2021 program. During the three and six months ended June 29, 2024, the Company repurchased 109,031 and 179,311 shares of its common stock totaling $24.7 million and $40.9 million, respectively, of which $38.9 million was pursuant to the 2021 program and $2.0 million was pursuant to the 2024 program. The Company did not repurchase shares of its common stock for the three and six months ended July 1, 2023.

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

•Industrial Segment: Consists of industrial circuit protection (industrial fuses), protective and monitoring relays (protection relays, residual current devices and monitors, ground fault circuit interrupters, and arc fault detection devices), and industrial controls and sensors (contactors, transformers, and temperature sensors) for use in various applications such as renewable energy and energy storage systems, industrial safety, factory automation, electric vehicle infrastructure, HVAC systems, non-residential construction, MRO, and mining.

Segment information is summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales
Electronics	$305,639	$350,147	$596,744	$708,740
Transportation	168,964	172,048	339,331	338,689
Industrial	83,886	89,802	157,799	174,350
Total net sales	$558,489	$611,997	$1,093,874	$1,221,779

Depreciation and amortization
Electronics	$19,770	$19,808	$39,611	39,596
Transportation	9,112	11,063	17,743	22,354
Industrial	3,898	4,021	7,919	7,424
Total depreciation and amortization	$32,780	$34,892	$65,273	$69,374

Operating income (loss)
Electronics	$46,165	$79,844	$83,968	$170,006
Transportation	15,234	7,789	31,440	16,321
Industrial	9,547	15,108	14,343	32,249
Other (a)	(5,440)	(10,688)	(9,293)	(15,882)
Total operating income	65,506	92,053	120,458	202,694
Interest expense	9,975	10,056	19,586	19,702
Foreign exchange gain	(315)	(1,404)	(5,357)	(3,079)
Other income, net	(5,298)	(2,050)	(10,619)	(8,283)
Income before income taxes	$61,144	$85,451	$116,848	$194,354

(a) Included in “Other” Operating income for the second quarter of 2024 includes $5.3 million ($7.6 million year-to-date) of restructuring charges primarily related to employee termination costs. During the first quarter of 2024, the Company recognized a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the second quarter of 2024, the Company recognized $0.8 million ($1.8 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, partially offset by a gain of $0.7 million ($1.0 million year-to-date) recorded for the sale of two buildings within the Transportation segment.

Included in “Other” Operating income for the second quarter of 2023 was $3.9 million ($7.2 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, and $2.9 million ($4.8 million year-to-date) of restructuring charges primarily related to employee termination costs. In addition, during the second quarter of 2023, the Company recognized a $3.9 million impairment charge related to the land and building in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion.

The Company’s net sales by country were as follows, classified according to the country where the customer is located:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales
United States	$201,825	$205,793	$392,258	$417,988
China	131,510	143,570	246,679	277,037
Other countries (a)	225,154	262,634	454,937	526,754
Total net sales	$558,489	$611,997	$1,093,874	$1,221,779

The Company’s long-lived assets represent net property, plant, and equipment, and are classified according to the country where the asset is located were as follows:

(in thousands)	June 29, 2024	December 30, 2023
Long-lived assets
United States	$66,972	$73,126
China	134,359	139,736
Mexico	95,525	102,218
Germany	51,359	47,217
Philippines	68,689	73,217
Other countries	55,633	57,639
Total long-lived assets	$472,537	$493,153

The Company’s additions to long-lived assets by country were as follows:

	Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023
Additions to long-lived assets
United States	$6,644	$5,482
China	7,088	15,228
Mexico	5,450	7,176
Germany	8,031	3,269
Philippines	2,379	3,202
Other countries	4,277	5,602
Total additions to long-lived assets	$33,869	$39,959

(a)Each country included in other countries is less than 10% of net sales.

15. Commitments and Contingencies

Off-Balance Sheet Arrangements

As of June 29, 2024, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Pending Litigation and Claims

There are no material pending litigation or claims outstanding as of June 29, 2024.

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

	Three Months Ended June 29, 2024			Three Months Ended July 1, 2023
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.4	$—	$—	$0.7	$—	$—
Purchase material/service from related party	1.2	0.2	0.8	1.1	0.1	2.9

	Six Months Ended June 29, 2024			Six Months Ended July 1, 2023
(in millions)	Powersem	EB-Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.9	$—	$—	$1.2	$—	$—
Purchase material/service from related party	2.4	0.4	2.9	2.1	0.2	5.6

	June 29, 2024			December 30, 2023
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Accounts receivable balance	$0.2	$—	$—	$—	$—	$—
Accounts payable balance	$0.2	$0.1	$0.2	$0.5	$—	$1.0

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

Executive Summary

For the second quarter of 2024, the Company recognized net sales of $558.5 million, a decrease of $53.5 million, or 8.7% as compared to $612.0 million in the second quarter of 2023 including $5.1 million or 0.8% of unfavorable changes in foreign exchange rates. The decrease in net sales was primarily due to lower volume in the Electronics segment. The Company recognized net income of $45.5 million, or $1.82 per diluted share, in the second quarter of 2024 compared to $70.1 million, or $2.79 per diluted share, in the second quarter of 2023. The decrease in net income was primarily due to lower operating income of $33.7 million in the Electronics segment driven by a reduction in volume.

Net cash provided by operating activities was $126.6 million for the six months ended June 29, 2024 compared to $151.6 million for the six months ended July 1, 2023. The decrease in net cash provided by operating activities was primarily due to lower cash earnings, partially offset by reductions in changes in working capital compared to prior year.

During the three and six months ended June 29, 2024, the Company repurchased 109,031 and 179,311 shares of its common stock totaling $24.7 million and $40.9 million, respectively.

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

Results of Operations

The following table summarizes the Company’s unaudited condensed consolidated results of operations for the periods presented. The second quarter of 2024 includes $5.3 million ($7.6 million year-to-date) of restructuring charges primarily related to employee termination costs. During the first quarter of 2024, the Company recognized a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the second quarter of 2024, the Company recognized $0.8 million ($1.8 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, partially offset by a gain of $0.7 million ($1.0 million year-to-date) recorded for the sale of two buildings within the Transportation segment.

The second quarter of 2023 includes $3.9 million ($7.2 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, and $2.9 million ($4.8 million year-to-date) of restructuring charges primarily related to employee termination costs. In addition, during the second quarter of 2023, the Company recognized a $3.9 million impairment charge related to the land and building in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion.

	Second Quarter				First Six Months
(in thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Net sales	$558,489	$611,997	$(53,508)	(8.7)%	$1,093,874	$1,221,779	$(127,905)	(10.5)%
Cost of sales	351,485	377,165	(25,680)	(6.8)%	699,062	741,990	(42,928)	(5.8)%
Gross profit	207,004	234,832	(27,828)	(11.9)%	394,812	479,789	(84,977)	(17.7)%
Operating expenses	141,498	142,779	(1,281)	(0.9)%	274,354	277,095	(2,741)	(1.0)%
Operating income	65,506	92,053	(26,547)	(28.8)%	120,458	202,694	(82,236)	(40.6)%
Income before income taxes	61,144	85,451	(24,307)	(28.4)%	116,848	194,354	(77,506)	(39.9)%
Income taxes	15,678	15,380	298	1.9%	22,930	35,538	(12,608)	(35.5)%
Net income	$45,466	$70,071	$(24,605)	(35.1)%	$93,918	$158,816	$(64,898)	(40.9)%

Net Sales

Net sales decreased $53.5 million, or 8.7%, for the second quarter of 2024 compared to the second quarter of 2023 including $5.1 million or 0.8% of unfavorable changes in foreign exchange rates. The decrease in net sales was primarily due to lower volume of $44.5 million and $5.9 million, in the Electronics and Industrial segments, respectively.

Net sales decreased $127.9 million, or 10.5%, for the first six months of 2024 compared to the first six months of 2023, including $6.9 million or 0.6% of unfavorable changes in foreign exchange rates. The sales decrease was primarily due to lower volume of $112.0 million and $16.6 million in the Electronics and Industrial segments, respectively, that more than offset higher volume of $11.7 million in the passenger car products business within the Transportation segment.

Cost of Sales

Cost of sales was $351.5 million, or 62.9% of net sales, in the second quarter of 2024, compared to $377.2 million, or 61.6% of net sales, in the second quarter of 2023. As a percent of net sales, cost of sales increased 1.3% driven by lower volume in the Electronics and Industrial segments, partially offset by improved margin from all businesses within the Transportation segment driven by favorable price, product mix and cost reduction initiatives.

Cost of sales was $699.1 million, or 63.9% of net sales, in the first six months of 2024, compared to $742.0 million, or 60.7% of net sales, in the first six months of 2023. As a percent of net sales, cost of sales increased 3.2% driven by lower volume in the Electronics and Industrial segments, partially offset by improved margin from the commercial vehicle and auto sensor businesses within the Transportation segment driven by favorable price, product mix and cost reduction initiatives.

Gross Profit

Gross profit was $207.0 million, or 37.1% of net sales, in the second quarter of 2024 compared to $234.8 million, or 38.4% of net sales, for the second quarter of 2023. The $27.8 million decrease in gross profit was primarily due to lower volume in the Electronics and Industrial segments, partially offset by improved margin from all businesses within the Transportation segment driven by favorable price, product mix and cost reduction initiatives.

Gross profit was $394.8 million, or 36.1% of net sales, in the first six months of 2024 compared to $479.8 million, or 39.3% of net sales, for the first six months of 2023. The $85.0 million decrease in gross profit was primarily due to lower volume in the Electronics and Industrial segments, partially offset by improved margin from the commercial vehicle and auto sensor businesses within the Transportation segment driven by favorable price, product mix and cost reduction initiatives.

Operating Expenses

Operating expenses were $141.5 million, or 25.3% of net sales, for the second quarter of 2024 compared to $142.8 million, or 23.3% of net sales, for the second quarter of 2023. The decrease in operating expenses of $1.3 million was primarily due to lower restructuring, impairment, and other charges of $1.6 million caused by a $3.9 million impairment charge recognized during the second quarter 2023 related to the land and building of a property within the Transportation segment and lower legal and professional fees and other integration expenses related to completed and contemplated acquisitions, partially offset by higher employee termination costs related to the reorganization of certain manufacturing, selling and administrative functions within the semiconductor business in the Electronics segment and higher research and development expenses.

Operating expenses were $274.4 million, or 25.1% of net sales, for the first six months of 2024 compared to $277.1 million, or 22.7% of net sales, for the first six months of 2023. The decrease in operating expenses of $2.7 million was primarily due to lower selling, general, and administrative expenses of $3.4 million as a result of lower legal and professional fees and other integration expenses related to completed and contemplated acquisitions and lower amortization expense of $2.2 million, partially offset by higher research and development expenses of $3.0 million.

Operating Income

Operating income was $65.5 million, representing a decrease of $26.5 million, or 28.8%, for the second quarter of 2024 compared to $92.1 million for the second quarter of 2023. The decrease in operating income was due to lower gross profit from the Electronics segment, partially offset by higher gross profit from the Transportation segment. Operating margins decreased from 15.0% in the second quarter of 2023 to 11.7% in the second quarter of 2024 driven by lower volume in the Electronics segment.

Operating income was $120.5 million, representing a decrease of $82.2 million, or 40.6%, for the first six months of 2024 compared to $202.7 million for the first six months of 2023. The decrease in operating income was due to lower gross profit from the Electronics and Industrial segments, partially offset by higher gross profit from the Transportation segment. Operating margins decreased from 16.6% in the first six months quarter of 2023 to 11.0% in the first six months of 2024 driven by lower volume in the Electronics segment.

Income Before Income Taxes

Income before income taxes was $61.1 million, or 10.9% of net sales, for the second quarter of 2024 compared to $85.5 million, or 14.0% of net sales, for the second quarter of 2023. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily benefited by higher interest income of $3.1 million from short-term investment in cash equivalents, partially offset by lower foreign exchange gains of $1.1 million in the second quarter of 2024 compared to the second quarter of 2023.

Income before income taxes was $116.8 million, or 10.7% of net sales, for the first six months of 2024 compared to $194.4 million, or 15.9% of net sales, for the first six months of 2023. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily benefited by higher interest income of $5.8 million from short-term investment in cash equivalents and higher foreign exchange gains of $2.3 million in the first six months of 2024 compared to the first six months of 2023, partially offset by unrealized losses of $1.1 million during the first six months of 2024 compared to unrealized gains of $0.7 million during the first six months of 2023 related to the Company's equity investment.

Income Taxes

The effective tax rate for the three and six months ended June 29, 2024 was 25.6% and 19.6%, compared to the effective tax rate for the three and six months ended July 1, 2023 of 18.0% and 18.3%. The effective tax rates for 2024 are higher than the effective tax rates for the comparable 2023 periods primarily due to decreases in the income earned in lower tax jurisdictions in 2024 as compared to 2023.

The effective tax rate for the three months ended June 29, 2024 is higher than the statutory tax rate primarily due to the proportion of pre-tax income that is earned in higher tax jurisdictions. The effective tax rate for the six months ended June 29, 2024 is lower than the statutory tax rate primarily due to the lapse in the statute of limitations for previously unrecognized tax benefits recognized in the first quarter. The effective tax rates for 2023 are lower than the statutory tax rate primarily due to income earned in lower tax jurisdictions.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Transportation and Industrial. Segment information is described more fully in Note 14, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales and operating income by segment:

Net Sales	Second Quarter				First Six Months
(in thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Electronics	$305,639	$350,147	$(44,508)	(12.7)%	$596,744	$708,740	$(111,996)	(15.8)%
Transportation	168,964	172,048	(3,084)	(1.8)%	339,331	338,689	642	0.2%
Industrial	83,886	89,802	(5,916)	(6.6)%	157,799	174,350	(16,551)	(9.5)%
Total	$558,489	$611,997	$(53,508)	(8.7)%	$1,093,874	$1,221,779	$(127,905)	(10.5)%

Operating Income	Second Quarter				First Six Months
(in thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Electronics	$46,165	$79,844	$(33,679)	(42.2)%	$83,968	$170,006	$(86,038)	(50.6)%
Transportation	15,234	7,789	7,445	95.6%	31,440	16,321	15,119	92.6%
Industrial	9,547	15,108	(5,561)	(36.8)%	14,343	32,249	(17,906)	(55.5)%
Other (a)	(5,440)	(10,688)	5,248		(9,293)	(15,882)	6,589
Total	$65,506	$92,053	$(26,547)	(28.8)%	$120,458	$202,694	$(82,236)	(40.6)%
(a) Included in “Other” Operating income for the second quarter of 2024 includes $5.3 million ($7.6 million year-to-date) of restructuring charges primarily related to employee termination costs. During the first quarter of 2024, the Company recognized a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the second quarter of 2024, the Company recognized $0.8 million ($1.8 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, partially offset by a gain of $0.7 million ($1.0 million year-to-date) recorded for the sale of two buildings within the Transportation segment.

Included in “Other” Operating income for the second quarter of 2023 includes $3.9 million ($7.2 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, and $2.9 million ($4.8 million year-to-date) of restructuring charges, primarily related to employee termination costs. In addition, during the second quarter of 2023, the Company recognized a $3.9 million impairment charge related to the land and building in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion.

Electronics Segment

Net Sales

Net sales decreased $44.5 million, or 12.7%, in the second quarter of 2024 compared to the second quarter of 2023 and included unfavorable changes in foreign exchange rates of $2.6 million. The sales decrease was mainly due to lower volume from the semiconductor business driven by reduced demand across industrial markets and inventory rebalancing at certain distributors.

Net sales decreased $112.0 million, or 15.8%, in the first six months of 2024 compared to the first six months of 2023 and included unfavorable changes in foreign exchange rates of $3.5 million. The sales decrease was mainly due to lower volume from the semiconductor and electronics products businesses driven by inventory rebalancing at certain distributors and reduced demand across certain electronics markets, including consumer facing and personal electronics, as well as industrial markets.

Operating Income

Operating income was $46.2 million, representing a decrease of $33.7 million, or 42.2%, for the second quarter of 2024 compared to $79.8 million for the second quarter of 2023. The decrease in operating income was primarily from semiconductor business due to lower volume leverage. Operating margins decreased from 22.8% in the second quarter of 2023 to 15.1% in the second quarter of 2024 primarily due to the lower volume.

Operating income was $84.0 million, representing a decrease of $86.0 million, or 50.6%, for the first six months of 2024 compared to $170.0 million for the first six months of 2023. The decrease in operating income was primarily due to lower volume leverage and unfavorable mix that were partially offset by cost control initiatives. Operating margins decreased from 24.0% in the first six months of 2023 to 14.1% in the first six months of 2024 primarily due to the lower volume.

Transportation Segment

Net Sales

Net sales decreased $3.1 million, or 1.8%, in the second quarter of 2024 compared to the second quarter of 2023 and included unfavorable changes in foreign exchange rates of $2.0 million. The sales decrease was mainly from sales declines of $3.7 million and $2.6 million from the automotive sensors and commercial vehicle businesses, respectively, driven by reduced demand largely due to inventory rebalancing at certain distributors and customers as well as the strategic exit of certain lower margin products, partially offset by net sales increases of $3.2 million in the passenger car products business driven by vehicle content growth and global passenger vehicle production growth.

Net sales increased $0.6 million, or 0.2%, in the first six months of 2024 compared to the first six months of 2023 and included unfavorable changes in foreign exchange rates of $2.8 million. The sales increase was mainly from the passenger car products business of $11.7 million driven by the ongoing electronification and electrification of vehicles and global passenger vehicle production growth, partially offset by sales declines of $7.2 million and $3.9 million from the commercial vehicle and automotive sensors businesses driven by reduced demand largely due to inventory rebalancing at certain distributors and customers as well as the strategic exit of certain lower margin products.

Operating Income

Operating income was $15.2 million, representing an increase of $7.4 million, or 95.6%, for the second quarter of 2024 compared to $7.8 million for the second quarter of 2023. The increase in operating income was primarily due to favorable price and cost reduction initiatives in the commercial vehicle business. Operating margins increased from 4.5% in the second quarter of 2023 to 9.0% in the second quarter of 2024 primarily driven by favorable price and products mix and cost reduction initiatives from the commercial vehicle business.

Operating income was $31.4 million, representing an increase of $15.1 million, or 92.6%, for the first six months of 2024 compared to $16.3 million for the first six months of 2023. The increase in operating income was primarily due to favorable price and cost reduction initiatives from the commercial vehicle business. Operating margins increased from 4.8% in the first six months of 2023 to 9.3% in the first six months of 2024 primarily driven by favorable price and products mix and cost reduction initiatives from the commercial vehicle business.

Industrial Segment

Net Sales

Net sales decreased by $5.9 million, or 6.6%, in the second quarter of 2024 compared to the second quarter of 2023, which included unfavorable changes in foreign exchange rates of $0.5 million. The sales decrease was due to lower volume from industrial control products driven by slower end market demand.

Net sales decreased by $16.6 million, or 9.5%, in the first six months of 2024 compared to the first six months of 2023, which included unfavorable changes in foreign exchange rates of $0.6 million. The sales decrease was due to lower volume across industrial control and industrial circuit protection products driven by slower end market demand.

Operating Income

Operating income was $9.5 million, representing a decrease of $5.6 million, or 36.8%, for the second quarter of 2024 compared to $15.1 million for the second quarter of 2023. The decrease in operating income was driven by lower volume due to reduced industrial end market demand across industrial control products and unfavorable product mix. Operating margins decreased from 16.8% in the second quarter of 2023 to 11.4% in the second quarter of 2024 due to lower volume and cost inflation partially offset by favorable price.

Operating income was $14.3 million, representing a decrease of $17.9 million, or 55.5%, for the first six months of 2024 compared to $32.2 million for the first six months of 2023. The decrease in operating income was driven by lower volume due to reduced industrial end market demand across industrial circuit protection and industrial control products and unfavorable product mix. Operating margins decreased from 18.5% in the first six months of 2023 to 9.1% in the first six months of 2024 due to lower demand and cost inflation partially offset by favorable price.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Second Quarter				First Six Months
(in thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Americas	$228,330	$227,896	$434	0.2%	$443,114	$461,750	$(18,636)	(4.0)%
Asia-Pacific	214,100	229,691	(15,591)	(6.8)%	407,789	457,703	(49,914)	(10.9)%
Europe	116,059	154,410	(38,351)	(24.8)%	242,971	302,326	(59,355)	(19.6)%
Total	$558,489	$611,997	$(53,508)	(8.7)%	$1,093,874	$1,221,779	$(127,905)	(10.5)%

Americas

Net sales increased $0.4 million, or 0.2%, in the second quarter of 2024 compared to the second quarter of 2023 and included unfavorable changes in foreign exchange rates of $0.2 million. The net sales was essentially flat with higher volume from the commercial vehicle products and passenger car products businesses within the Transportation segment, offset by lower volume from the Electronics and Industrial segments compared to the second quarter of 2023.

Net sales decreased $18.6 million, or 4.0%, in the first six months of 2024 compared to the first six months of 2023 and included unfavorable changes in foreign exchange rates of $0.2 million. The decrease in net sales was primarily due to lower volume from the Electronics and Industrial segments, partially offset by higher volume from the passenger car products business within the Transportation segment compared to the first six months of 2023.

Asia-Pacific

Net sales decreased $15.6 million, or 6.8%, in the second quarter of 2024 compared to the second quarter of 2023 and included unfavorable changes in foreign exchange rates of $3.8 million. The decrease in net sales was primarily due to lower net sales from the Electronics and Industrial segments, partially offset by higher net sales from the passenger car products business within the Transportation segment compared to the second quarter of 2023.

Net sales decreased $49.9 million, or 10.9%, in the first six months of 2024 compared to the first six months of 2023 and included unfavorable changes in foreign exchange rates of $7.6 million. The decrease in net sales was primarily due to lower net sales from the Electronics segment, partially offset by higher net sales from the passenger car products business within the Transportation segment compared to the first six months of 2023.

Europe

Net sales decreased $38.4 million, or 24.8%, in the second quarter of 2024 compared to the second quarter of 2023 and included unfavorable changes in foreign exchange rates of $1.0 million. The decrease in net sales was primarily due to lower net sales from the Electronics and Transportation segments compared to the second quarter of 2023.

Net sales decreased $59.4 million, or 19.6%, in the first six months of 2024 compared to the first six months of 2023 and included favorable changes in foreign exchange rates of $0.9 million. The decrease in net sales was primarily due to lower net sales from the Electronics segment and lower net sales from the automotive sensors and commercial vehicle businesses within the Transportation segment compared to the first six months of 2023.

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

Cash and cash equivalents were $561.7 million as of June 29, 2024, an increase of $6.2 million as compared to December 30, 2023. As of June 29, 2024, $102.1 million of the Company's $561.7 million cash and cash equivalents was held by U.S. subsidiaries.

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the three and six months ended June 29, 2024, the Company made payments of $1.9 million and $3.8 million, respectively, on its term loan. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $285.0 million, respectively, as of June 29, 2024.

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

As of June 29, 2024, the effective interest rate on unhedged portion of the outstanding borrowings under the credit facility was 6.69%, and 4.13% on the hedged portion.

As of June 29, 2024, the Company had $0.2 million outstanding letters of credit under the Credit Facility and had $599.8 million of borrowing capacity available under the revolving credit facility. As of June 29, 2024, the Company was in compliance with all covenants under the Credit Agreement.

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

Debt Covenants
The Company was in compliance with all covenants under the Credit Agreement and Senior Notes as of June 29, 2024 and currently expects to remain in compliance based on management’s estimates of operating and financial results for 2023. As of June 29, 2024, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions
On June 28, 2023, the Company entered into a definitive purchase agreement to acquire a 200mm wafer fab located in Dortmund, Germany (“Dortmund Fab”) from Elmos Semiconductor SE. The acquisition of the Dortmund Fab is expected to close in early fiscal year 2025. The total purchase price for the fab is approximately 93 million Euro, of which a 37.2 million Euro down payment (approximately $40.5 million), recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The down payment was paid in the third quarter of 2023 after regulatory approvals, and approximately 56 million Euro will be paid at closing. The transaction is not expected to have a material impact on the Company’s fiscal year 2024 financial results and will be reported in the Electronics-Semiconductor business within the Company’s Electronics segment.

Dividends

During the second quarter of 2024 the Company paid quarterly dividends of $16.1 million to the shareholders. On July 30, 2024, the Company announced the declaration of a quarterly cash dividend of $0.70 per share, an 8% percent increase from the first quarter, payable on September 5, 2024 to stockholders of record as of August 22, 2024.

Cash Flow Overview

	First Six Months
(in thousands)	2024	2023
Net cash provided by operating activities	$126,574	$151,633
Net cash used in investing activities	(26,677)	(199,020)
Net cash used in financing activities	(79,290)	(32,686)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(14,434)	(1,772)
Increase (decrease) in cash, cash equivalents, and restricted cash	6,173	(81,845)
Cash, cash equivalents, and restricted cash at beginning of period	557,123	564,939
Cash, cash equivalents, and restricted cash at end of period	$563,296	$483,094

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $126.6 million for the six months ended June 29, 2024 compared to $151.6 million for the six months ended July 1, 2023. The decrease in net cash provided by operating activities was primarily due to lower cash earnings, partially offset by reductions in changes in working capital compared to prior year.

Cash Flow from Investing Activities

Net cash used in investing activities was $26.7 million for the six months ended June 29, 2024 compared to $199.0 million during the six months ended July 1, 2023. Capital expenditures were $34.7 million, representing a decrease of $6.8 million compared to the six months ended July 1, 2023. During the six months ended June 29, 2024, the Company received proceeds of $8.7 million from the sale of two buildings from the Transportation segment. Net cash paid for the Western Automation acquisition was $158.3 million during the six months ended July 1, 2023.

Cash Flow from Financing Activities

Net cash used in financing activities was $79.3 million for the six months ended June 29, 2024 compared to $32.7 million during the six months ended July 1, 2023. During the six months ended June 29, 2024 and July 1, 2023, the Company made payments of $3.8 million on the term loan for both periods, respectively. The Company paid dividends of $32.3 million and $29.8 million in the six months ended June 29, 2024 and July 1, 2023, respectively. Additionally, during the six months ended June 29, 2024, the Company repurchased 179,311 shares of its common stock totaling $40.9 million.

Share Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $300.0 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 ("2021 program"). On April 25, 2024, the Company's Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period May 1, 2024 to April 30, 2027 ("2024 program") to replace the expired 2021 program. During the three and six months ended June 29, 2024, the Company repurchased 109,031 and 179,311 shares of its common stock totaling $24.7 million and $40.9 million, respectively, of which $38.9 million was pursuant to the 2021 program and $2.0 million was pursuant to the 2024 program. There is $298.0 million of an authorized amount yet purchased under the 2024 program as of June 29, 2024. The Company did not repurchase shares of its common stock for the three and six months ended July 1, 2023.

Off-Balance Sheet Arrangements

As of June 29, 2024, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 30, 2023. During the six months ended June 29, 2024, there were no significant changes in the application of critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company's Annual Report on Form 10-K for the year ended December 30, 2023. During the six months ended June 29, 2024, there have been no material changes in the Company's exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 29, 2024. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 29, 2024, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

The Company’s Board of Directors authorized the repurchase of up to $300.0 million in the aggregate of shares of the Company’s common stock under a program for the period May 1, 2021 to April 30, 2024 ("2021 program"). On April 25, 2024, the Company's Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period May 1, 2024 to April 30, 2027 ("2024 program") to replace the expired 2021 program. During the three and six months ended June 29, 2024, the Company repurchased 109,031 and 179,311 shares of its common stock totaling $24.7 million and $40.9 million, respectively, of which $38.9 million was pursuant to the 2021 program and $2.0 million was pursuant to the 2024 program. There is $298.0 million of an authorized amount yet purchased under the 2024 program as of June 29, 2024.

The table below presents shares of the Company’s common stock which were acquired by the Company during the six months ended June 29, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans
2021 Program:
December 31 through January 27	—	—	—	—
January 28 through February 24	—	—	—	—
February 25 through March 30	70,280	$229.53	70,280	$283,867,325
March 31 through April 30	100,131	$226.95	100,131	$261,142,586

2024 Program:
May 1 through May 25	8,900	$225.35	8,900	$297,994,349
May 26 through June 29	—	—	—	—
Total	179,311	$227.88	8,900	$297,994,349

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 29, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Termination of the plan	Date Adopted	Expiration Date	Aggregate # of securities to be Sold
Meenal Sethna (1)	Executive Vice President and Chief Financial Officer	Termination of the plan	5/13/2024	11/9/2023	4/25/2025	9,145

(1) On May 13, 2024, Meenal Sethna, Executive Vice President and Chief Financial Officer, terminated a pre-arranged stock trading plan pursuant to Rule 10b5-1 that was adopted November 9, 2023. Ms. Sethna’s plan provided for the potential exercise of vested stock options and the associated sale of up to 9,145 shares of the Company’s common stock. The stock options covered by the plan expire on April 25, 2025 if they are not otherwise terminated.

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

101
The following financial information from LITTELFUSE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Meenal A. Sethna
Meenal A. Sethna
Executive Vice President and Chief Financial Officer

Date: July 31, 2024	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Senior Vice President and Chief Accounting Officer