Form 10-Q
period 2024-09-28
LITTELFUSE INC /DE
filed 2024-10-30
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X]

As of October 25, 2024, the registrant had outstanding 24,814,687 shares of Common Stock, net of Treasury Shares.

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 28, 2024 (unaudited) and December 30, 2023	3
	Condensed Consolidated Statements of Net Income for the three and nine months ended September 28, 2024 (unaudited) and September 30, 2023 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2024 (unaudited) and September 30, 2023 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2024 (unaudited) and September 30, 2023 (unaudited)	6
	Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 28, 2024 (unaudited) and September 30, 2023 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
Signatures		45

ITEM 1. FINANCIAL STATEMENTS
LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands, except share and per share data)	September 28, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$629,670	$555,513
Short-term investments	1,011	235
Trade receivables, less allowances of $76,151 and $84,696 at September 28, 2024 and December 30, 2023, respectively	338,758	287,018
Inventories (Note 3)	453,781	474,607
Prepaid income taxes and income taxes receivable	6,793	8,701
Prepaid expenses and other current assets	132,510	82,526
Total current assets	1,562,523	1,408,600
Net property, plant, and equipment (Note 4)	481,592	493,153
Intangible assets, net of amortization (Note 5)	560,994	606,136
Goodwill (Note 5)	1,317,748	1,309,998
Investments	26,607	24,821
Deferred income taxes	11,955	10,486
Right of use lease assets	60,277	62,370
Other long-term assets	40,548	79,711
Total assets	$4,062,244	$3,995,275
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$179,486	$173,535
Accrued liabilities (Note 6)	152,772	149,214
Accrued income taxes	39,809	38,725
Current portion of long-term debt (Note 8)	67,799	14,020
Total current liabilities	439,866	375,494
Long-term debt, less current portion (Note 8)	799,949	857,915
Deferred income taxes	95,554	110,820
Accrued post-retirement benefits	31,373	34,422
Non-current lease liabilities	52,074	49,472
Other long-term liabilities	70,328	86,671
Total liabilities	$1,489,144	$1,514,794
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, September 28, 2024–26,749,671; December 30, 2023–26,624,071	262	262
Additional paid-in capital	1,043,736	1,012,325
Treasury stock, at cost: 1,936,668 and 1,711,290 shares, respectively	(305,259)	(259,263)
Accumulated other comprehensive loss	(50,782)	(55,817)
Retained earnings	1,884,823	1,782,662
Littelfuse, Inc. shareholders’ equity	2,572,780	2,480,169
Non-controlling interest	320	312
Total equity	2,573,100	2,480,481
Total liabilities and equity	$4,062,244	$3,995,275

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$567,390	$607,071	$1,661,263	$1,828,850
Cost of sales	351,498	380,200	1,050,559	1,122,190
Gross profit	215,892	226,871	610,704	706,660

Selling, general, and administrative expenses	83,897	87,204	263,395	270,057
Research and development expenses	26,470	25,484	81,283	77,270
Amortization of intangibles	15,864	16,022	47,418	49,773
Restructuring, impairment, and other charges	1,840	4,516	10,329	13,221
Total operating expenses	128,071	133,226	402,425	410,321
Operating income	87,821	93,645	208,279	296,339

Interest expense	9,772	10,101	29,358	29,803
Foreign exchange loss	9,630	11,776	4,273	8,697
Other income, net	(9,297)	(3,527)	(19,916)	(11,810)
Income before income taxes	77,716	75,295	194,564	269,649
Income taxes	19,658	17,507	42,588	53,045
Net income	$58,058	$57,788	$151,976	$216,604

Earnings per share:
Basic	$2.34	$2.32	$6.12	$8.72
Diluted	$2.32	$2.30	$6.07	$8.63

Weighted-average shares and equivalent shares outstanding:
Basic	24,796	24,893	24,822	24,838
Diluted	25,025	25,143	25,040	25,100

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$58,058	$57,788	$151,976	$216,604
Other comprehensive income (loss):
Defined benefit pension plan and other adjustments, net of tax	191	(3)	861	(156)
Cash flow hedges, net of tax	(8,297)	1,546	(6,389)	2,141
Foreign currency translation adjustments	64,499	(3,677)	10,563	(5,747)
Comprehensive income	$114,451	$55,654	$157,011	$212,842

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023
OPERATING ACTIVITIES
Net income	$151,976	$216,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,025	53,510
Amortization of intangibles	47,418	49,773
Deferred revenue	(1,764)	1,769
Impairment charges	933	4,742
Stock-based compensation	21,428	20,132
(Gain) loss on investments and other assets	(1,947)	922
Deferred income taxes	(16,346)	(689)
Other	690	7,829
Changes in operating assets and liabilities:
Trade receivables	(50,672)	(21,752)
Inventories	19,865	66,456
Accounts payable	5,460	(38,475)
Accrued liabilities and income taxes	(19,434)	(61,359)
Prepaid expenses and other assets	(1,633)	13,678
Net cash provided by operating activities	206,999	313,140
INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(198,810)
Purchases of property, plant, and equipment	(50,065)	(63,166)
Net proceeds from sale of property, plant and equipment, and other	8,931	597
Net cash used in investing activities	(41,134)	(261,379)
FINANCING ACTIVITIES
Repayments of other debts	(2,037)	(2,027)
Payments of term loan	(3,750)	(5,625)
Net proceeds related to stock-based award activities	5,037	6,481
Repurchases of common stock	(40,862)	—
Cash dividends paid	(49,687)	(45,973)
Net cash used in financing activities	(91,299)	(47,144)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(396)	(7,965)
Increase (decrease) in cash, cash equivalents, and restricted cash	74,170	(3,348)
Cash, cash equivalents, and restricted cash at beginning of period	557,123	564,939
Cash, cash equivalents, and restricted cash at end of period	$631,293	$561,591
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$629,670	$560,056
Restricted cash included in other long-term assets	$1,623	$1,535
Cash paid during the period for interest	$30,094	$33,177
Capital expenditures, not yet paid	$9,217	$9,780

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Loss	Retained Earnings	Non-controlling Interest	Total
Balance at December 30, 2023	$262	$1,012,325	$(259,263)	$(55,817)	$1,782,662	$312	$2,480,481
Net income	—	—	—	—	48,452	—	48,452
Other comprehensive loss, net of tax	—	—	—	(30,291)	—	—	(30,291)
Stock-based compensation	—	3,617	—	—	—	—	3,617
Non-controlling interest	—	—	—	—	2	(2)	—
Withheld shares on restricted share units for withholding taxes	—	—	(4)	—	—	—	(4)
Stock options exercised	—	1,369	—	—	—	—	1,369
Repurchases of common stock	—	—	(16,131)	—	—	—	(16,131)
Cash dividends paid ($0.65 per share)	—	—	—	—	(16,200)	—	(16,200)
Balance at March 30, 2024	$262	$1,017,311	$(275,398)	$(86,108)	$1,814,916	$310	$2,471,293
Net income	—	—	—	—	45,466	—	45,466
Other comprehensive loss, net of tax	—	—	—	(21,067)	—	—	(21,067)
Stock-based compensation	—	13,271	—	—	—	—	13,271
Non-controlling interest	—	—	—	—	(48)	48	—
Withheld shares on restricted share units for withholding taxes	—	—	(4,754)	—	—	—	(4,754)
Stock options exercised	—	2,392	—	—	—	—	2,392
Repurchase of common stock, with excise tax			(24,984)				(24,984)
Cash dividends paid ($0.65 per share)	—	—	—	—	(16,130)	—	(16,130)
Balance at June 29, 2024	$262	$1,032,974	$(305,136)	$(107,175)	$1,844,204	$358	$2,465,487
Net income	—	—	—	—	58,058	—	58,058
Other comprehensive gain, net of tax	—	—	—	56,393	—	—	56,393
Stock-based compensation	—	4,540	—	—	—	—	4,540
Non-controlling interest					(82)	(38)	(120)
Withheld shares on restricted share units for withholding taxes	—	—	(188)	—	—	—	(188)
Stock options exercised	—	6,222					6,222
Excise tax adjustment on stock options exercised	—	—	65	—	—	—	65
Cash dividends paid ($0.70 per share)	—	—	—	—	(17,357)	—	(17,357)
Balance at September 28, 2024	$262	$1,043,736	$(305,259)	$(50,782)	$1,884,823	$320	$2,573,100

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Income (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 31, 2022	$261	$974,097	$(252,866)	$(95,764)	$1,585,466	$184	$2,211,378
Net income	—	—	—	—	88,745	—	88,745
Other comprehensive income, net of tax	—	—	—	13,283	—	—	13,283
Stock-based compensation	—	3,730	—	—	—	—	3,730
Non-controlling interest	—	—	—	—	(66)	66	—
Withheld shares on restricted share units for withholding taxes	—	—	(18)	—	—	—	(18)
Stock options exercised	—	5,238	—	—	—	—	5,238
Cash dividends paid ($0.60 per share)	—	—	—	—	(14,880)	—	(14,880)
Balance at April 1, 2023	$261	$983,065	$(252,884)	$(82,481)	$1,659,265	$250	$2,307,476
Net income	—	—	—	—	70,071	—	70,071
Other comprehensive loss, net of tax	—	—	—	(14,911)	—	—	(14,911)
Stock-based compensation	—	12,545	—	—	—	—	12,545
Non-controlling interest	—	—	—	—	(45)	45	—
Withheld shares on restricted share units for withholding taxes	—	—	(5,999)	—	—	—	(5,999)
Stock options exercised	—	2,979	—	—	—	—	2,979
Cash dividends paid ($0.60 per share)	—	—	—	—	(14,910)	—	(14,910)
Balance at July 1, 2023	$261	$998,589	$(258,883)	$(97,392)	$1,714,381	$295	$2,357,251
Net income	—	—	—	—	57,788	—	57,788
Other comprehensive loss, net of tax	—	—	—	(2,134)	—	—	(2,134)
Stock-based compensation	—	3,857	—	—	—	—	3,857
Non-controlling interest	—	—	—	—	(50)	50	—
Withheld shares on restricted share units for withholding taxes	—	—	(308)	—	—	—	(308)
Stock options exercised	1	4,587	—	—	—	—	4,588
Cash dividends paid ($0.65 per share)	—	—	—	—	(16,183)	—	(16,183)
Balance at September 30, 2023	$262	$1,007,033	$(259,191)	$(99,526)	$1,755,936	$345	$2,404,859

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

1. Summary of Significant Accounting Policies and Other Information

Nature of Operations

Founded in 1927, Littelfuse, Inc. ("Littelfuse" or the "Company") is a diversified, industrial technology manufacturing company empowering a sustainable, connected, and safer world. Across more than 20 countries, and with approximately 16,000 global associates, the Company partners with customers to design and deliver innovative, reliable solutions. Serving over 100,000 end customers, the Company’s products are found in a variety of industrial, transportation and electronics end markets – everywhere, every day.

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

Revenue Recognition

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three and nine months ended September 28, 2024 and September 30, 2023:

	Three Months Ended September 28, 2024				Nine Months Ended September 28, 2024
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$151,954	$—	$—	$151,954	$469,389	$—	$—	$469,389
Electronics – Passive Products and Sensors	152,234	—	—	152,234	431,543	—	—	431,543
Commercial Vehicle Products	—	82,077	—	82,077	—	242,350	—	242,350
Passenger Car Products	—	71,299	—	71,299	—	210,597	—	210,597
Automotive Sensors	—	18,005	—	18,005	—	57,764	—	57,764
Industrial Products	—	—	91,821	91,821	—	—	249,620	249,620
Total	$304,188	$171,381	$91,821	$567,390	$900,932	$510,711	$249,620	$1,661,263

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$191,523	$—	$—	$191,523	$598,813	$—	$—	$598,813
Electronics – Passive Products and Sensors	152,410	—	—	152,410	453,860	—	—	453,860
Commercial Vehicle Products	—	81,290	—	81,290	—	248,765	—	248,765
Passenger Car Products	—	72,524	—	72,524	—	200,104	—	200,104
Automotive Sensors	—	23,205	—	23,205	—	66,839	—	66,839
Industrial Products	—	—	86,119	86,119			260,469	260,469
Total	$343,933	$177,019	$86,119	$607,071	$1,052,673	$515,708	$260,469	$1,828,850

See Note 14, Segment Information, for net sales by segment and country.

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

Ship and Debit Program

Some of the terms of the Company’s sales agreements and normal business conditions provide customers (distributors) the ability to receive price adjustments on products previously shipped and invoiced. This practice is common in the industry and is referred to as a “ship and debit” program. This program allows the distributors to debit the Company for the difference between the distributors’ contracted price and a lower price for specific transactions. Under certain circumstances (usually in a competitive situation or large volume opportunity), a distributor will request authorization for pricing allowances to reduce its price. When the Company approves such a reduction, the distributor is authorized to “debit” its account for the difference between the contracted price and the lower approved price. The Company establishes reserves for this program based on historical activity, distributor inventory levels and actual authorizations for the debit and recognizes these debits as a reduction of revenue.

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash at September 28, 2024 and December 30, 2023 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

(in thousands)	September 28, 2024	December 30, 2023
Cash and cash equivalents	$629,670	$555,513
Restricted cash included in other long-term assets	1,623	1,610
Total cash, cash equivalents, and restricted cash	$631,293	$557,123

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

Recently Issued Accounting Standards

In March 2024, the Securities and Exchange Commission ("SEC") issued a final rule that requires registrants to provide climate disclosures in annual reports and registration statements. The climate-related final rule requires disclosures in the footnotes to the financial statements, including: 1) specified financial statement effects of severe weather events and other natural conditions, 2) certain carbon offsets and renewable energy credits or certificates if used as a material component of a registrant's plans to achieve its disclosed climate-related targets or goals, 3) material impacts on financial estimates and assumptions in the financial statements if they would materially impacted by risks and uncertainties associated with severe weather events and other natural conditions, previously disclosed climate-related targets, and transition plans. The financial statement disclosure requirements are effective beginning with annual reports for the fiscal year beginning in calendar year 2025 for the Company as a large accelerated filer. These disclosures will be subject to existing audit requirement for financial statements. On April 4, 2024, the SEC chose to stay its climate disclosure rules pending judicial review. The adoption of this rule will increase the Company's disclosures in its Consolidated Financial Statements. The Company is currently evaluating and is in the process of performing its initial assessment of the potential impact on its Condensed Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments in this update provide more transparency about income tax information through improvements to the income tax disclosure primarily related to the income tax rate reconciliation and income taxes paid information. These requirements include: (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The other amendments in this update improve the effectiveness and comparability of disclosures by (3) adding disclosures of pretax income (or loss) and income tax expense (or benefit), and (4) removing disclosures that are no longer considered cost beneficial or relevant. The guidance is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The adoption of this guidance will modify the Company's disclosures in its Condensed Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this update require additional detailed and enhanced information about reportable segments' expense, including significant segment expenses and other segment items that bridge segment revenue, significant expenses to segment profit or loss. The ASU also requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) on an annual basis as well as an explanation of how the CODM uses the reported measures and other disclosures. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this guidance will modify the Company's disclosures in its Condensed Consolidated Financial Statements.

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

(in thousands, except per share amounts)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Net sales	$607,071	$1,830,736
Income before income taxes	75,071	271,165
Net income	57,591	217,930
Net income per share — basic	2.31	8.77
Net income per share — diluted	2.29	8.68

Pro forma results presented above primarily reflect the following adjustments:

(in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Amortization (a)	$—	$(479)
Transaction costs (b)	(224)	1,203
Income tax benefit (expense) of above items	28	(91)

(a) The amortization adjustment for the nine months ended September 30, 2023 primarily reflects incremental amortization resulting from the measurement of intangibles at their fair values.
(b) The transaction cost adjustments reflect the reversal of certain legal and professional fees from the three and nine months ended September 30, 2023.

3. Inventories

The components of inventories at September 28, 2024 and December 30, 2023 are as follows:

(in thousands)	September 28, 2024	December 30, 2023
Raw materials	$202,119	$201,984
Work in process	137,713	137,688
Finished goods	178,570	195,886
Inventory reserves	(64,621)	(60,951)
Total	$453,781	$474,607

4. Property, Plant, and Equipment

The components of net property, plant, and equipment at September 28, 2024 and December 30, 2023 are as follows:

(in thousands)	September 28, 2024	December 30, 2023
Land and land improvements	$18,442	$22,212
Building and building improvements	200,856	202,764
Machinery and equipment	896,045	859,060
Accumulated depreciation	(633,751)	(590,883)
Total	$481,592	$493,153

The Company recorded depreciation expense of $17.3 million and $17.9 million for the three months ended September 28, 2024 and September 30, 2023, respectively, and $51.0 million and $53.5 million for the nine months ended September 28, 2024 and September 30, 2023, respectively.

5. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill by segment for the nine months ended September 28, 2024 are as follows:

(in thousands)	Electronics	Transportation	Industrial	Total
Net goodwill as of December 30, 2023
Gross goodwill as of December 30, 2023	$936,505	$237,115	$179,117	$1,352,737
Accumulated impairment losses as of December 30, 2023	—	(34,004)	(8,735)	(42,739)
Total	936,505	203,111	170,382	1,309,998
Changes during 2024:
Foreign currency translation adjustments	3,581	1,881	2,288	7,750
Net goodwill as of September 28, 2024
Gross goodwill as of September 28, 2024	940,086	239,777	181,237	1,361,100
Accumulated impairment losses as of September 28, 2024	—	(34,785)	(8,567)	(43,352)
Total	$940,086	$204,992	$172,670	$1,317,748

The components of other intangible assets as of September 28, 2024 and December 30, 2023 are as follows:

	As of September 28, 2024
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$16,731	$2,989	$13,742
Patents, licenses, and software	277,011	181,471	95,540
Distribution network	42,106	42,106	—
Customer relationships, trademarks, and tradenames	691,519	239,807	451,712
Total	$1,027,367	$466,373	$560,994

	December 30, 2023
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$17,621	$2,786	$14,835
Patents, licenses, and software	275,337	163,799	111,538
Distribution network	43,210	43,210	—
Customer relationships, trademarks, and tradenames	689,244	209,481	479,763
Total	$1,025,412	$419,276	$606,136

During the three months ended September 28, 2024 and September 30, 2023, the Company recorded amortization expense of $15.9 million and $16.0 million, respectively. During the nine months ended September 28, 2024 and September 30, 2023, the Company recorded amortization expense of $47.4 million and $49.8 million, respectively.

Estimated annual amortization expense related to intangible assets with definite lives as of September 28, 2024 is as follows:

(in thousands)	Amount
Remainder of 2024	$16,000
2025	63,795
2026	52,706
2027	50,597
2028	49,970
2029 and thereafter	327,926
Total	$560,994

6. Accrued Liabilities

The components of accrued liabilities as of September 28, 2024 and December 30, 2023 are as follows:

(in thousands)	September 28, 2024	December 30, 2023
Employee-related liabilities	$71,614	$72,635
Current lease liability	10,162	12,110
Other non-income taxes	7,597	7,855
Interest	5,311	6,387
Professional services	4,938	5,282
Other customer reserves	4,815	5,998
Restructuring liability	4,461	2,141
Current hedge liability	4,307	—
Deferred revenue	1,614	2,198
Current benefit liability	1,482	1,482
Other	36,471	33,126
Total	$152,772	$149,214

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

7. Restructuring, Impairment, and Other Charges

The Company recorded restructuring, impairment, and other charges for the three and nine months ended September 28, 2024 and September 30, 2023 as follows:

	Three Months Ended September 28, 2024				Nine Months Ended September 28, 2024
(in thousands)	Electronics	Transportation	Industrial	Total	Electronics	Transportation	Industrial	Total
Employee terminations	$1,140	$404	$1	$1,545	$6,245	$1,995	$417	$8,657
Other restructuring charges	95	187	13	295	234	474	31	739
Total restructuring charges	1,235	591	14	1,840	6,479	2,469	448	9,396
Impairment	—	—	—	—	—	933	—	933
Total	$1,235	$591	$14	$1,840	$6,479	$3,402	$448	$10,329

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
(in thousands)	Electronics	Transportation	Industrial	Total	Electronics	Transportation	Industrial	Total
Employee terminations	$1,174	$1,665	$293	$3,132	$2,833	$2,598	$887	$6,318
Other restructuring charges	64	138	364	566	321	822	1,018	2,161
Total restructuring charges	1,238	1,803	657	3,698	3,154	3,420	1,905	8,479
Impairment	—	—	818	818	—	3,870	872	4,742
Total	$1,238	$1,803	$1,475	$4,516	$3,154	$7,290	$2,777	$13,221

2024
For the three and nine months ended September 28, 2024, the Company recorded total restructuring charges of $1.8 million and $9.4 million, respectively, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions within the semiconductor business in the Electronics segment and the reorganization of certain selling and administrative functions within the commercial vehicle business in the Transportation segment. In addition, during the first quarter of 2024, the Company recognized a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment.

2023
For the three and nine months ended September 30, 2023, the Company recorded total restructuring charges of $3.7 million and $8.5 million, respectively, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions within the Transportation segment’s commercial vehicle business, and the reorganization of certain selling and administrative functions within the Electronics segment due to the C&K Switches acquisition. During the third quarter of 2023, the Company recognized a $0.8 million impairment charge substantially related to certain patents in a business within the Industrial segment. In addition, during the second quarter of 2023, the Company recognized a $3.9 million impairment charge related to the land and building of a property in the commercial vehicle business within the Transportation segment that the Company made the decision to donate.

The restructuring reserves as of September 28, 2024 and December 30, 2023 are $4.5 million and $2.1 million, respectively. The restructuring liability is included within Accrued liabilities in the Condensed Consolidated Balance Sheets. The Company anticipates the remaining payments associated with employee terminations will primarily be completed in the first quarter of fiscal year 2025.

8. Debt

The carrying amounts of debt at September 28, 2024 and December 30, 2023 are as follows:

(in thousands)	September 28, 2024	December 30, 2023
Revolving credit facility	$100,000	$100,000
Term loan	285,000	288,750
Euro Senior Notes, Series B due 2028	106,106	105,246
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series A due 2025	50,000	50,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
U.S. Senior Notes, due 2032	100,000	100,000
Other	4,670	6,709
Unamortized debt issuance costs	(3,028)	(3,770)
Total debt	867,748	871,935
Less: Current maturities	(67,799)	(14,020)
Total long-term debt	$799,949	$857,915

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the nine months ended September 28, 2024, the Company made payments of $3.8 million on its term loan. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $285.0 million, respectively, as of September 28, 2024.

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

As of September 28, 2024, the effective interest rate on unhedged portion of the outstanding borrowings under the credit facility was 6.60%, and 4.13% on the hedged portion.

As of September 28, 2024, the Company had $0.1 million outstanding letters of credit under the Credit Facility and had $599.9 million of borrowing capacity available under the revolving credit facility. As of September 28, 2024, the Company was in compliance with all covenants under the Credit Agreement.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. As of September 28, 2024, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to note holders and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $10.5 million and $11.9 million for the three months ended September 28, 2024 and September 30, 2023, respectively, and $30.1 million and $33.2 million for the nine months ended September 28, 2024 and September 30, 2023, respectively.

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

Derivatives Designated as Hedging Instruments

For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. For highly effective cash flow hedges, ASC 815 requires the entire change in fair value of the hedging instrument included in the assessment of hedge effectiveness to be recorded in other comprehensive income. No components of the Company's hedging instruments were excluded from the assessment of hedge effectiveness.

Zero Cost Collar Agreement

In July 2024, the Company implemented a hedging program to manage foreign currency risk exposure related to fluctuations between the U.S. dollar and Mexican peso. These foreign currency zero cost collars are designated as cash flow hedges for a portion of our Mexican peso-denominated manufacturing expenses, predominantly salary expenses, vendor payments, and utility expenses. The July 2024 collars mature in August 2025 at a weighted-average ceiling of 19.435 and a weighted-average floor of 18.000. The August 2024 collars mature in September 2025 at a weighted-average ceiling of 21.000 and a weighted-average floor of 19.655. If the spot rate is between the weighted-average ceiling and floor rates on the date of maturity, then the Company would not owe or receive any payments under these collars. The Company plans to continue executing zero cost collars with 14-month rolling maturities as an ongoing strategy to hedge peso-denominated manufacturing expenses.

The fair value of the collars was determined using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive loss until the underlying transactions are recognized in earnings. For the three months ended September 28, 2024, the Company recorded a pre-tax unrealized loss on the collars of $4.0 million. The Company estimates that approximately $4.2 million of pre-tax losses currently recorded in accumulated other comprehensive loss will be recognized in earnings over the next 12 months. The amounts included in accumulated other comprehensive income will be reclassified to earnings should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the three months ended September 28, 2024. The Company will continue to assess the effectiveness of the hedge on an ongoing basis. The primary inputs into the valuation of the collars are interest yield curves, interest rate volatilities, foreign exchange rates, foreign exchange volatilities, credit risk, credit spreads and other market information. The collars are classified within Level 2 of the fair value hierarchy, since all significant inputs are corroborated by market observable data.

Interest Rate Swap

On May 12, 2022, the Company entered into an interest rate swap agreement to manage interest rate risk exposure, effectively converting the interest rate on the Company's SOFR based floating-rate loans to a fixed-rate. The interest rate swap, with a notional value of $200 million, was designated as a cash flow hedge against the variability of cash flows associated with the Company's SOFR based loans scheduled to mature on June 30, 2027. The fair value of the interest rate swap was valued using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive loss until the underlying transactions are recognized in earnings. For the three and nine months ended September 28, 2024, the Company recorded a pre-tax unrealized loss on the interest rate swap of $5.9 million and $3.3 million, respectively. The Company estimates that approximately $1.8 million of pre-tax gain currently recorded in accumulated other comprehensive loss will be recognized in earnings over the next 12 months. The primary inputs into the valuation of the interest rate swap are interest yield curves, interest rate volatility, credit risk, credit spreads and other market information. The interest rate swap is classified within Level 2 of the fair value hierarchy, since all significant inputs are corroborated by market observable data.

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

The Company does not enter into derivative financial instruments for trading purposes.

As of September 28, 2024 and December 30, 2023, the fair values of the Company's derivative financial instrument and their classifications on the Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Condensed Consolidated Balance Sheet Classification	September 28, 2024	December 30, 2023
Derivatives designated as hedging instruments
Interest rate swap agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$1,792	$3,712
	Other long-term assets	$713	$2,140
Zero cost collar agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$60	$—
	Accrued liabilities	$4,307	$—
	Other long-term liabilities	$1	$—

The pre-tax (gains) losses recognized on derivative financial instruments in the Condensed Consolidated Statements of Net Income for the three and nine months ended September 28, 2024 and September 30, 2023 were as follows:

		Three Months Ended		Nine Months Ended
(in thousands)	Classification of (Gains) Losses Recognized in the Condensed Consolidated Statements of Net Income	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Derivatives designated as cash flow hedges
Interest rate swap agreement	Interest expense	$(1,282)	$(1,252)	$(3,850)	$(3,246)
Zero cost collar agreement	Cost of sales	$409	$—	$409	$—
Derivatives not designated as hedging instruments
Foreign exchange forward contract	Foreign exchange loss	$—	$4,310	$—	$3,226

The pre-tax losses (gains) recognized on derivative financial instruments in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2024 and September 30, 2023 was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Derivatives designated as cash flow hedges
Interest rate swap agreement	$5,857	$(2,034)	$3,346	$(2,817)
Zero cost collar agreement	$4,003	$—	$4,003	$—

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

There were no changes during the quarter ended September 28, 2024 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of September 28, 2024 and December 30, 2023, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of September 28, 2024:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$552,735	$—	$—	$552,735
Investments in equity securities	12,888	—	—	12,888
Mutual funds	23,479	—	—	23,479
Total	$589,102	$—	$—	$589,102

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 30, 2023:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$415,788	$—	$—	$415,788
Investments in equity securities	10,832	—	—	10,832
Mutual funds	20,148	—	—	20,148
Total	$446,768	$—	$—	$446,768

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s revolving and term loan debt facilities' fair values approximate book value at September 28, 2024 and December 30, 2023, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series A and Series B and USD Senior Notes, Series A and Series B, as of September 28, 2024 and December 30, 2023 were as follows:

	September 28, 2024		December 30, 2023
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series B due 2028	$106,106	$99,141	$105,246	$96,532
USD Senior Notes, Series B due 2027	100,000	97,967	100,000	96,127
USD Senior Notes, Series A due 2025	50,000	49,735	50,000	49,070
USD Senior Notes, Series B due 2030	125,000	118,596	125,000	115,687
USD Senior Notes, due 2032	100,000	95,229	100,000	93,228

10. Benefit Plans

The Company has Company-sponsored and mandatory defined benefit pension plans covering employees in the United Kingdom ("U.K."), Germany, the Philippines, China, Japan, Mexico, Italy and France. The amount of the retirement benefits provided under the plans is generally based on years of service and final average pay.

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other income, net in the Condensed Consolidated Statements of Net Income. The components of net periodic benefit cost for the three and nine months ended September 28, 2024 and September 30, 2023 were as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Components of net periodic benefit cost:
Service cost	$753	$700	$2,318	$2,087
Interest cost	961	961	2,931	2,850
Expected return on plan assets	(527)	(470)	(1,555)	(1,409)
Amortization of prior service and net actuarial loss	47	12	139	34
Net periodic benefit cost	$1,234	$1,203	$3,833	$3,562

The Company expects to make approximately $2.2 million of contributions to the plans and pay $2.1 million of benefits directly in 2024.

On October 4, 2024, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company will be required to pay pension payments to the Company’s United Kingdom pension plan to match required pension payments until a later buyout, at which point the insurance company will directly pay and administer the benefits to the plan's participants, or to their designated beneficiaries. The purchase of this group annuity contract will reduce the Company’s outstanding pension benefit obligation by approximately $23 million, representing approximately 31% of the total obligations of the Company’s qualified pension plans, and will be funded with pension plan assets and additional cash on hand. In connection with this transaction, the Company currently expects to record a one-time non-cash settlement charge in 2026 estimated between $6 million and $8 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. The actual settlement charge could differ from this estimate due to final data and plan wind-up expenses.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. The Company recorded expense of $0.6 million and $0.4 million for the three months ended September 28, 2024 and September 30, 2023, respectively, and $2.0 million and $1.1 million for the nine months ended September 28, 2024 and September 30, 2023, respectively, in Cost of sales and Other income, net within the Condensed Consolidated Statements of Net Income. The pre-tax (gains) losses amount recognized in other comprehensive income (loss) as components of net periodic benefit costs for these plans were $0.3 million and nominal for the three months ended September 28, 2024 and September 30, 2023, respectively, and $0.9 million and $(0.1) million for the nine months ended September 28, 2024 and September 30, 2023, respectively.

11. Other Comprehensive Income (Loss)

Changes in other comprehensive income (loss) by component were as follows:

(in thousands)	Three Months Ended September 28, 2024			Three Months Ended September 30, 2023
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$205	$(14)	$191	$(3)	$—	$(3)
Cash flow hedges	(9,860)	1,563	(8,297)	2,034	(488)	1,546
Foreign currency translation adjustments (a)	66,331	(1,832)	64,499	(4,301)	624	(3,677)
Total change in other comprehensive income (loss)	$56,676	$(283)	$56,393	$(2,270)	$136	$(2,134)

(in thousands)	Nine Months Ended September 28, 2024			Nine Months Ended September 30, 2023
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$901	$(40)	$861	$(125)	$(31)	$(156)
Cash flow hedges	(7,349)	960	(6,389)	2,817	(676)	2,141
Foreign currency translation adjustments (a)	11,619	(1,056)	10,563	(6,098)	351	(5,747)
Total change in other comprehensive income (loss)	$5,171	$(136)	$5,035	$(3,406)	$(356)	$(3,762)
(a) The tax shown above within the foreign currency translation adjustments is the U.S. tax associated with the foreign currency translation adjustments of earnings of non-U.S. subsidiaries which have been previously taxed in the U.S. and are not permanently reinvested.

The following tables set forth the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 28, 2024 and September 30, 2023:

(in thousands)	Defined benefit pension plan and other adjustments	Cash flow hedges	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance at December 30, 2023	$(7,613)	$4,448	$(52,652)	$(55,817)
Activity in the period	861	(6,389)	10,563	5,035
Balance at September 28, 2024	$(6,752)	$(1,941)	$(42,089)	$(50,782)

(in thousands)	Defined benefit pension plan and other adjustments	Cash flow hedges	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance at December 31, 2022	$(2,193)	$6,596	$(100,167)	$(95,764)
Activity in the period	(156)	2,141	(5,747)	(3,762)
Balance at September 30, 2023	$(2,349)	$8,737	$(105,914)	$(99,526)

Amounts reclassified from accumulated other comprehensive income (loss) to earnings for the three and nine months ended September 28, 2024 and September 30, 2023 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Pension and postemployment plans:
Amortization of prior service and net actuarial loss (gain)	$323	$(11)	$1,026	$(33)

The Company recognizes the amortization of prior service costs in Other income, net within the Condensed Consolidated Statements of Net Income.

12. Income Taxes

The effective tax rate for the three and nine months ended September 28, 2024 was 25.3% and 21.9%, respectively, compared to the effective tax rate for the three and nine months ended September 30, 2023 of 23.3% and 19.7%, respectively. The effective tax rates for 2024 are higher than the effective tax rates for the comparable 2023 periods primarily due to decreases in the income earned in lower tax jurisdictions in 2024 as compared to 2023.

The effective tax rates for the three months ended September 28, 2024 and September 30, 2023 are higher than the statutory tax rate primarily due to the impact of foreign exchange losses with no related tax benefit. Additionally, for the 2024 period, the effective tax rate was also higher due to the proportion of pre-tax income that is earned in higher tax jurisdictions. The effective tax rate for the nine months ended September 28, 2024 is higher than the statutory tax rate primarily due to the proportion of pre-tax income that is earned in higher tax jurisdictions, partially offset by previously unrecognized tax benefits recognized in the first quarter due to the lapse in the statute of limitations. The effective tax rate for the nine months ended September 30, 2023 is lower than the statutory tax rate primarily due to income earned in lower tax jurisdictions.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator:
Net income as reported	$58,058	$57,788	$151,976	$216,604

Denominator:
Weighted average shares outstanding
Basic	24,796	24,893	24,822	24,838
Effect of dilutive securities	229	250	218	262
Diluted	25,025	25,143	25,040	25,100

Earnings Per Share:
Basic earnings per share	$2.34	$2.32	$6.12	$8.72
Diluted earnings per share	$2.32	$2.30	$6.07	$8.63

Potential shares of common stock relating to stock options and restricted share units are excluded from the earnings per share calculation because their effect would be anti-dilutive were 124,197 and 80,828 for the three months ended September 28, 2024 and September 30, 2023, respectively, and 136,635 and 106,156 for the nine months ended September 28, 2024 and September 30, 2023, respectively.

Share Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $300.0 million in the aggregate of shares of the Company’s common stock under a program for the period May 1, 2021 to April 30, 2024 ("2021 program"). On April 25, 2024, the Company's Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period May 1, 2024 to April 30, 2027 ("2024 program") to replace the expired 2021 program. The Company did not repurchase shares of its common stock for the three months ended September 28, 2024. During the nine months ended September 28, 2024, the Company repurchased 179,311 shares of its common stock totaling $40.9 million, of which, $38.9 million was pursuant to the 2021 program and $2.0 million was pursuant to the 2024 program. The Company did not repurchase shares of its common stock for the three and nine months ended September 30, 2023.

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

Segment information is summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales
Electronics	$304,188	$343,933	$900,932	$1,052,673
Transportation	171,381	177,019	510,711	515,708
Industrial	91,821	86,119	249,620	260,469
Total net sales	$567,390	$607,071	$1,661,263	$1,828,850

Depreciation and amortization
Electronics	$20,045	$19,623	$59,656	59,219
Transportation	9,084	10,193	26,827	32,547
Industrial	4,041	4,093	11,960	11,517
Total depreciation and amortization	$33,170	$33,909	$98,443	$103,283

Operating income (loss)
Electronics	$48,891	$77,022	$132,859	$247,028
Transportation	23,485	9,694	54,925	26,015
Industrial	17,711	13,201	32,054	45,450
Other (a)	(2,266)	(6,272)	(11,559)	(22,154)
Total operating income	87,821	93,645	208,279	296,339
Interest expense	9,772	10,101	29,358	29,803
Foreign exchange loss	9,630	11,776	4,273	8,697
Other income, net	(9,297)	(3,527)	(19,916)	(11,810)
Income before income taxes	$77,716	$75,295	$194,564	$269,649

(a) Included in “Other” Operating income for the third quarter of 2024 includes $1.8 million ($9.4 million year-to-date) of restructuring charges primarily related to employee termination cost, and $1.0 million ($2.8 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the first quarter of 2024, the Company recognized a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. During the third quarter of 2024, the Company recorded a gain of $0.5 million related to the sale of a land use right within the Electronics segment. In addition, the Company recognized a gain of $1.0 million for the sale of two buildings within the Transportation segment during the first half of 2024.

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

The Company’s net sales by country were as follows, classified according to the country where the customer is located:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales
United States	$211,940	$217,904	$604,198	$635,892
China	133,051	138,393	379,730	415,430
Other countries (a)	222,399	250,774	677,335	777,528
Total net sales	$567,390	$607,071	$1,661,263	$1,828,850

The Company’s long-lived assets represent net property, plant, and equipment, and are classified according to the country where the asset is located were as follows:

(in thousands)	September 28, 2024	December 30, 2023
Long-lived assets
United States	$67,491	$73,126
China	137,813	139,736
Mexico	93,057	102,218
Germany	56,578	47,217
Philippines	68,620	73,217
Other countries	58,033	57,639
Total long-lived assets	$481,592	$493,153

The Company’s additions to long-lived assets by country were as follows:

	Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023
Additions to long-lived assets
United States	$9,591	$7,407
China	10,681	22,558
Mexico	8,875	11,339
Germany	12,160	6,534
Philippines	3,025	5,245
Other countries	5,759	8,138
Total additions to long-lived assets	$50,091	$61,221

(a)Each country included in other countries is less than 10% of net sales.

15. Commitments and Contingencies

Off-Balance Sheet Arrangements

As of September 28, 2024, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Pending Litigation and Claims

There are no material pending litigation or claims outstanding as of September 28, 2024.

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

Automated Technology (Phil), Inc.: The Company owns approximately 24% of the outstanding common shares of Automated Technology (Phil), Inc. (“ATEC”), a supplier located in the Philippines that provides assembly and test services. One member of the Company's executive officers serves on the Board of Directors of ATEC.

	Three Months Ended September 28, 2024			Three Months Ended September 30, 2023
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.3	$—	$—	$0.5	$—	$—
Purchase material/service from related party	0.6	0.2	0.6	1.2	0.1	2.0

	Nine Months Ended September 28, 2024			Nine Months Ended September 30, 2023
(in millions)	Powersem	EB-Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$1.2	$—	$—	$1.7	$—	$—
Purchase material/service from related party	3.0	0.6	3.5	3.3	0.3	7.6

	September 28, 2024			December 30, 2023
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Accounts receivable balance	$0.1	$—	$—	$—	$—	$—
Accounts payable balance	$0.5	$—	$0.1	$0.5	$—	$1.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).

Certain statements in this section and other parts of this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the federal securities laws and are entitled to the safe-harbor provisions of the PSLRA. These statements include statements regarding the Company’s future performance, as well as management's expectations, beliefs, intentions, plans, estimates or projections relating to the future. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy, although not all forward-looking statements contain such terms. The Company cautions that forward-looking statements, which speak only as of the date they are made, are subject to risks, uncertainties and other factors, and actual results and outcomes may differ materially from those indicated or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks and uncertainties relating to general economic conditions; product demand and market acceptance; economic conditions; the impact of competitive products and pricing; product quality problems or product recalls; capacity and supply difficulties or constraints; coal mining exposures reserves; cybersecurity matters; failure of an indemnification for environmental liability; exchange rate fluctuations; commodity price fluctuations; the effect of the Company's accounting policies; labor disputes and shortages; restructuring costs in excess of expectations; pension plan asset returns less than assumed; uncertainties related to political or regulatory changes; integration of acquisitions may not be achieved in a timely manner, or at all; limited realization of the expected benefits from investment and strategic plans; and other risks that may be detailed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of Part I and Item 1, “Legal Proceedings” and Item 1A, “Risk Factors” of Part II of this Report, as well as Item 1A. "Risk Factors" and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of Part II of the Company's Annual Report on Form 10-K for the year ended December 30, 2023, and the Company's other filings and submissions with the Securities and Exchange Commission. The Company does not undertake any obligation to update or revise any forward-looking statements to reflect future events or circumstances, new information or otherwise. .

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

Executive Summary

For the third quarter of 2024, the Company recognized net sales of $567.4 million, a decrease of $39.7 million, or 6.5% as compared to $607.1 million in the third quarter of 2023 including $0.7 million or 0.1% of favorable changes in foreign exchange rates. The decrease in net sales was primarily due to lower volume in the Electronics segment. The Company recognized net income of $58.1 million, or $2.32 per diluted share, in the third quarter of 2024 compared to $57.8 million, or $2.30 per diluted share, in the third quarter of 2023.

Net cash provided by operating activities was $207.0 million for the nine months ended September 28, 2024 compared to $313.1 million for the nine months ended September 30, 2023. The decrease in net cash provided by operating activities was primarily due to lower cash earnings.

On October 4, 2024, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company will be required to pay pension payments to the Company’s United Kingdom pension plan to match required pension payments until a later buyout, at which point the insurance company will directly pay and administer the benefits to the plan's participants, or to their designated beneficiaries. The purchase of this group annuity contract will reduce the Company’s outstanding pension benefit obligation by approximately $23 million, representing approximately 31% of the total obligations of the Company’s qualified pension plans, and will be funded with pension plan assets and additional cash on hand. In connection with this transaction, the Company currently expects to record a one-time non-cash settlement charge in 2026 estimated between $6 million and $8 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. The actual settlement charge could differ from this estimate due to final data and plan wind-up expenses.

Risk Related to Market Conditions

The Company performs its goodwill impairment tests annually on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units with goodwill based on each reporting unit’s operating results for the nine months ended September 28, 2024 compared to expected results. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis could be impacted by changes in market conditions and economic events.

Management considered trends in these factors when performing its assessment of whether an interim impairment review was required for any reporting unit. Based on this interim assessment, management concluded that as of September 28, 2024, no events or changes in circumstances indicated that it was more likely than not that the fair value of any reporting unit had declined below its carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a material impairment of goodwill as of September 29, 2024, the Company’s next annual measurement date.

In particular, the Industrial controls and sensors reporting unit within the Industrial segment is at risk for future impairment if projected operating results are not met or other inputs into the fair value measurement change. The potential reduction in the estimated fair value of the reporting unit is due to lower expectations for future revenue, profitability and cash flows for the Industrial controls and sensors reporting unit as compared to the expectations of the 2023 annual goodwill impairment test driven by lower-than-expected demand in the electric vehicle end market as well as reduced government funding to support charging infrastructures for electric vehicles, primarily in Europe. Continued negative trends could have a significant impact on the estimate fair value of this reporting unit and could result in future impairment charges. As of the October 1, 2023 annual goodwill impairment test, the Industrial controls and sensors reporting unit’s estimated fair value exceeded book value by approximately 23%. As of September 28, 2024, the Industrial controls and sensors reporting unit had $157.8 million of goodwill.

Other Risk

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

Results of Operations

The following table summarizes the Company’s unaudited condensed consolidated results of operations for the periods presented. The third quarter of 2024 includes $1.8 million ($9.4 million year-to-date) of restructuring charges primarily related to employee termination cost, and $1.0 million ($2.8 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the first quarter of 2024, the Company recognized a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. During the third quarter of 2024, the Company recorded a gain of $0.5 million related to the sale of a land use right within the Electronics segment. In addition, the Company recognized a gain of $1.0 million for the sale of two buildings within the Transportation segment during the first half of 2024.

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

	Third Quarter				First Nine Months
(in thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Net sales	$567,390	$607,071	$(39,681)	(6.5)%	$1,661,263	$1,828,850	$(167,587)	(9.2)%
Cost of sales	351,498	380,200	(28,702)	(7.5)%	1,050,559	1,122,190	(71,631)	(6.4)%
Gross profit	215,892	226,871	(10,979)	(4.8)%	610,704	706,660	(95,956)	(13.6)%
Operating expenses	128,071	133,226	(5,155)	(3.9)%	402,425	410,321	(7,896)	(1.9)%
Operating income	87,821	93,645	(5,824)	(6.2)%	208,279	296,339	(88,060)	(29.7)%
Income before income taxes	77,716	75,295	2,421	3.2%	194,564	269,649	(75,085)	(27.8)%
Income taxes	19,658	17,507	2,151	12.3%	42,588	53,045	(10,457)	(19.7)%
Net income	$58,058	$57,788	$270	0.5%	$151,976	$216,604	$(64,628)	(29.8)%

Net Sales

Net sales decreased $39.7 million, or 6.5%, for the third quarter of 2024 compared to the third quarter of 2023 including $0.7 million or 0.1% of favorable changes in foreign exchange rates. The decrease in net sales was primarily due to lower volume of $39.7 million in the Electronics segment.

Net sales decreased $167.6 million, or 9.2%, for the first nine months of 2024 compared to the first nine months of 2023, including $6.2 million or 0.3% of unfavorable changes in foreign exchange rates. The sales decrease was primarily due to lower volume of $151.7 million and $10.8 million in the Electronics and Industrial segments, respectively.

Cost of Sales

Cost of sales was $351.5 million, or 61.9% of net sales, in the third quarter of 2024, compared to $380.2 million, or 62.6% of net sales, in the third quarter of 2023. As a percent of net sales, cost of sales decreased 0.7% driven by improved margins from all businesses within the Transportation and Industrial segments driven by favorable price, product mix and cost reduction initiatives, partially offset by lower volume in the Electronics segments.

Cost of sales was $1,050.6 million, or 63.2% of net sales, in the first nine months of 2024, compared to $1,122.2 million, or 61.4% of net sales, in the first nine months of 2023. As a percent of net sales, cost of sales increased 1.8% driven by lower volume in the Electronics and Industrial segments, partially offset by improved margin from all businesses within the Transportation segment driven by favorable price, product mix and cost reduction initiatives.

Gross Profit

Gross profit was $215.9 million, or 38.1% of net sales, in the third quarter of 2024 compared to $226.9 million, or 37.4% of net sales, for the third quarter of 2023. The $11.0 million decrease in gross profit was primarily due to lower volume in the Electronics segment, partially offset by improved margin from the Transportation and Industrial segments driven by favorable price, product mix and cost reduction initiatives.

Gross profit was $610.7 million, or 36.8% of net sales, in the first nine months of 2024 compared to $706.7 million, or 38.6% of net sales, for the first nine months of 2023. The $96.0 million decrease in gross profit was primarily due to lower volume in the Electronics and Industrial segments, partially offset by improved margin from the commercial vehicle and passenger car products businesses within the Transportation segment driven by favorable price, product mix and cost reduction initiatives.

Operating Expenses

Operating expenses were $128.1 million, or 22.6% of net sales, for the third quarter of 2024 compared to $133.2 million, or 21.9% of net sales, for the third quarter of 2023. The decrease in operating expenses of $5.2 million was primarily due to lower selling, general, and administrative expenses of $3.3 million driven by cost control initiatives and lower restructuring, impairment, and other charges of $2.7 million, partially offset by higher research and development expenses of $1.0 million.

Operating expenses were $402.4 million, or 24.2% of net sales, for the first nine months of 2024 compared to $410.3 million, or 22.4% of net sales, for the first nine months of 2023. The decrease in operating expenses of $7.9 million was primarily due to lower selling, general, and administrative expenses of $6.7 million as a result of lower legal and professional fees and other integration expenses related to completed and contemplated acquisitions, lower restructuring, impairment, and other charges of $2.9 million caused by a $3.9 million impairment charge recognized during the second quarter 2023 related to the land and building of a property within the Transportation segment, and lower amortization expense of $2.4 million, partially offset by higher research and development expenses of $4.0 million.

Operating Income

Operating income was $87.8 million, representing a decrease of $5.8 million, or 6.2%, for the third quarter of 2024 compared to $93.6 million for the third quarter of 2023. The decrease in operating income was due to lower gross profit from the Electronics segment, partially offset by higher gross profit from the Transportation and Industrial segments. Operating margins increased from 15.4% in the third quarter of 2023 to 15.5% in the third quarter of 2024 driven by improved gross margin in the Transportation and Industrial segments, partially offset by lower volume in the Electronics segment.

Operating income was $208.3 million, representing a decrease of $88.1 million, or 29.7%, for the first nine months of 2024 compared to $296.3 million for the first nine months of 2023. The decrease in operating income was due to lower gross profit from the Electronics and Industrial segments, partially offset by higher gross profit from the Transportation segment. Operating margins decreased from 16.2% in the first nine months quarter of 2023 to 12.5% in the first nine months of 2024 driven by lower volume in the Electronics segment.

Income Before Income Taxes

Income before income taxes was $77.7 million, or 13.7% of net sales, for the third quarter of 2024 compared to $75.3 million, or 12.4% of net sales, for the third quarter of 2023. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily benefited by unrealized gains of $3.1 million in the third quarter of 2024 compared to unrealized losses of $1.6 million in the third quarter of 2023 related to the Company's equity investment, higher interest income of $2.3 million from short-term investment in cash equivalents, and lower foreign exchange losses of $2.1 million in the third quarter of 2024 compared to the third quarter of 2023.

Income before income taxes was $194.6 million, or 11.7% of net sales, for the first nine months of 2024 compared to $269.6 million, or 14.7% of net sales, for the first nine months of 2023. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily benefited by higher interest income of $8.2 million from short-term investments in cash equivalents and lower foreign exchange losses of $4.4 million in the first nine months of 2024 compared to the first nine months of 2023, and unrealized gains of $1.9 million during the first nine months of 2024 compared to unrealized losses of $0.9 million during the first nine months of 2023 related to the Company's equity investment.

Income Taxes

The effective tax rate for the three and nine months ended September 28, 2024 was 25.3% and 21.9%, compared to the effective tax rate for the three and nine months ended September 30, 2023 of 23.3% and 19.7%. The effective tax rates for 2024 are higher than the effective tax rates for the comparable 2023 periods primarily due to decreases in the income earned in lower tax jurisdictions in 2024 as compared to 2023.

The effective tax rates for the three months ended September 28, 2024 and September 30, 2023 are higher than the statutory tax rate primarily due to the impact of foreign exchange losses with no related tax benefit. Additionally, for the 2024 period, the effective tax rate was also higher due to the proportion of pre-tax income that is earned in higher tax jurisdictions. The effective tax rate for the nine months ended September 28, 2024 is higher than the statutory tax rate primarily due to the proportion of pre-tax income that is earned in higher tax jurisdictions, partially offset by previously unrecognized tax benefits recognized in the first quarter due to the lapse in the statute of limitations. The effective tax rate for the nine months ended September 30, 2023 is lower than the statutory tax rate primarily due to income earned in lower tax jurisdictions.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Transportation and Industrial. Segment information is described more fully in Note 14, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales and operating income by segment:

Net Sales	Third Quarter				First Nine Months
(in thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Electronics	$304,188	$343,933	$(39,745)	(11.6)%	$900,932	$1,052,673	$(151,741)	(14.4)%
Transportation	171,381	177,019	(5,638)	(3.2)%	510,711	515,708	(4,997)	(1.0)%
Industrial	91,821	86,119	5,702	6.6%	249,620	260,469	(10,849)	(4.2)%
Total	$567,390	$607,071	$(39,681)	(6.5)%	$1,661,263	$1,828,850	$(167,587)	(9.2)%

Operating Income	Third Quarter				First Nine Months
(in thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Electronics	$48,891	$77,022	$(28,131)	(36.5)%	$132,859	$247,028	$(114,169)	(46.2)%
Transportation	23,485	9,694	13,791	142.3%	54,925	26,015	28,910	111.1%
Industrial	17,711	13,201	4,510	34.2%	32,054	45,450	(13,396)	(29.5)%
Other (a)	(2,266)	(6,272)	4,006		(11,559)	(22,154)	10,595
Total	$87,821	$93,645	$(5,824)	(6.2)%	$208,279	$296,339	$(88,060)	(29.7)%

(a) Included in “Other” Operating income for the third quarter of 2024 was $1.8 million ($9.4 million year-to-date) of restructuring charges primarily related to employee termination cost, and $1.0 million ($2.8 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the first quarter of 2024, the Company recognized a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. During the third quarter of 2024, the Company recorded a gain of $0.5 million related to the sale of a land use right within the Electronics segment. In addition, the Company recognized a gain of $1.0 million for the sale of two buildings within the Transportation segment during the first half of 2024.

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

Electronics Segment

Net Sales

Net sales decreased $39.7 million, or 11.6%, in the third quarter of 2024 compared to the third quarter of 2023 and included favorable changes in foreign exchange rates of $0.5 million. The sales decrease was due to lower volume from the semiconductor business resulting in a sales decline of $39.6 million driven by reduced demand across industrial markets and inventory rebalancing at certain distributors.

Net sales decreased $151.7 million, or 14.4%, in the first nine months of 2024 compared to the first nine months of 2023 and included unfavorable changes in foreign exchange rates of $3.0 million. The sales decrease was mainly due to lower volume from the semiconductor business of $129.4 million and to a lesser extent the electronics products business driven by inventory rebalancing at certain distributors and reduced demand across certain electronics markets, including consumer facing and personal electronics, as well as industrial markets.

Operating Income

Operating income was $48.9 million, representing a decrease of $28.1 million, or 36.5%, for the third quarter of 2024 compared to $77.0 million for the third quarter of 2023. The decrease in operating income was primarily from the semiconductor business due to lower volume leverage and unfavorable product mix. Operating margins decreased from 22.4% in the third quarter of 2023 to 16.1% in the third quarter of 2024 primarily due to the lower volume.

Operating income was $132.9 million, representing a decrease of $114.2 million, or 46.2%, for the first nine months of 2024 compared to $247.0 million for the first nine months of 2023. The decrease in operating income was primarily due to lower volume leverage and unfavorable product mix that were partially offset by cost control initiatives. Operating margins decreased from 23.5% in the first nine months of 2023 to 14.7% in the first nine months of 2024 primarily due to the lower volume.

Transportation Segment

Net Sales

Net sales decreased $5.6 million, or 3.2%, in the third quarter of 2024 compared to the third quarter of 2023 and included favorable changes in foreign exchange rates of $0.5 million. The sales decline was primarily due to lower automotive sensors business volume of $5.2 million driven by the strategic exit of certain lower margin products.

Net sales decreased $5.0 million, or 1.0%, in the first nine months of 2024 compared to the first nine months of 2023 and included unfavorable changes in foreign exchange rates of $2.3 million. The sales decrease was mainly driven by lower volume of $9.1 million and $6.4 million from the automotive sensors and the commercial vehicles businesses, respectively, due to the strategic exit of certain lower margin products and reduced demand largely due to inventory rebalancing at certain distributors and customers, partially offset by a sales increase of $10.5 million from the passenger car business driven by the ongoing electronification and electrification of vehicles and vehicle content growth.

Operating Income

Operating income was $23.5 million, representing an increase of $13.8 million, or 142.3%, for the third quarter of 2024 compared to $9.7 million for the third quarter of 2023. The increase in operating income was primarily from the commercial vehicle and passenger car businesses due to favorable price and cost reduction initiatives. Operating margins increased from 5.5% in the third quarter of 2023 to 13.7% in the third quarter of 2024 primarily driven by favorable price and products mix and cost reduction initiatives from all businesses.

Operating income was $54.9 million, representing an increase of $28.9 million, or 111.1%, for the first nine months of 2024 compared to $26.0 million for the first nine months of 2023. The increase in operating income was primarily due to favorable price and cost reduction initiatives from the commercial vehicle business. Operating margins increased from 5.0% in the first nine months of 2023 to 10.8% in the first nine months of 2024 primarily driven by favorable price and products mix and cost reduction initiatives from the commercial vehicle business.

Industrial Segment

Net Sales

Net sales increased by $5.7 million, or 6.6%, in the third quarter of 2024 compared to the third quarter of 2023, which included unfavorable changes in foreign exchange rates of $0.3 million. The sales increase was due to higher volume from industrial circuit protection and industrial control and sensor products driven by higher end market demand.

Net sales decreased by $10.8 million, or 4.2%, in the first nine months of 2024 compared to the first nine months of 2023, which included unfavorable changes in foreign exchange rates of $0.9 million. The sales decrease was due to lower volume across industrial control products driven by softer end market demand in the first half of 2024.

Operating Income

Operating income was $17.7 million, representing an increase of $4.5 million, or 34.2%, for the third quarter of 2024 compared to $13.2 million for the third quarter of 2023. The increase in operating income was driven by higher volume from industrial circuit protection and industrial control and sensor products driven by increased end market demand. Operating margins increased from 15.3% in the third quarter of 2023 to 19.3% in the third quarter of 2024 due to higher volume, product mix and price.

Operating income was $32.1 million, representing a decrease of $13.4 million, or 29.5%, for the first nine months of 2024 compared to $45.5 million for the first nine months of 2023. The decrease in operating income was driven by lower volume due to reduced industrial end market demand across industrial control products and industrial circuit protection along with cost inflation. Operating margins decreased from 17.4% in the first nine months of 2023 to 12.8% in the first nine months of 2024 due to lower demand and cost inflation, partially offset by favorable price.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Third Quarter				First Nine Months
(in thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Americas	$237,951	$236,706	$1,245	0.5%	$681,064	$698,456	$(17,392)	(2.5)%
Asia-Pacific	213,942	235,908	(21,966)	(9.3)%	621,731	693,611	(71,880)	(10.4)%
Europe	115,497	134,457	(18,960)	(14.1)%	358,468	436,783	(78,315)	(17.9)%
Total	$567,390	$607,071	$(39,681)	(6.5)%	$1,661,263	$1,828,850	$(167,587)	(9.2)%

Americas

Net sales increased $1.2 million, or 0.5%, in the third quarter of 2024 compared to the third quarter of 2023 and included unfavorable changes in foreign exchange rates of $0.3 million. The net sales increase was due to higher volume from the Industrial segment, partially offset by lower volume from the Electronics segment compared to the third quarter of 2023.

Net sales decreased $17.4 million, or 2.5%, in the first nine months of 2024 compared to the first nine months of 2023 and included unfavorable changes in foreign exchange rates of $0.5 million. The decrease in net sales was primarily due to lower volume from the Electronics segment, partially offset by higher volume from the Industrial segment and the commercial vehicle and passenger car products businesses within the Transportation segment compared to the first nine months of 2023.

Asia-Pacific

Net sales decreased $22.0 million, or 9.3%, in the third quarter of 2024 compared to the third quarter of 2023 and included unfavorable changes in foreign exchange rates of $0.5 million. The decrease in net sales was primarily due to lower net sales from the Electronics and Industrial segments, partially offset by higher net sales from the commercial vehicle and passenger car products businesses within the Transportation segment compared to the third quarter of 2023.

Net sales decreased $71.9 million, or 10.4%, in the first nine months of 2024 compared to the first nine months of 2023 and included unfavorable changes in foreign exchange rates of $8.1 million. The decrease in net sales was primarily due to lower net sales from the Electronics and Industrial segments, partially offset by higher net sales from the passenger car products business within the Transportation segment compared to the first nine months of 2023.

Europe

Net sales decreased $19.0 million, or 14.1%, in the third quarter of 2024 compared to the third quarter of 2023 and included favorable changes in foreign exchange rates of $1.5 million. The decrease in net sales was primarily due to lower net sales from the Electronics and Transportation segments compared to the third quarter of 2023.

Net sales decreased $78.3 million, or 17.9%, in the first nine months of 2024 compared to the first nine months of 2023 and included favorable changes in foreign exchange rates of $2.4 million. The decrease in net sales was primarily due to lower net sales from the Electronics segment and lower net sales from the commercial vehicle and automotive sensors businesses within the Transportation segment compared to the first nine months of 2023.

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

Cash and cash equivalents were $629.7 million as of September 28, 2024, an increase of $74.2 million, as compared to December 30, 2023. As of September 28, 2024, $135.5 million of the Company's $629.7 million cash and cash equivalents was held by U.S. subsidiaries.

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the nine months ended September 28, 2024, the Company made payments of $3.8 million on its term loan. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $285.0 million, respectively, as of September 28, 2024.

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

As of September 28, 2024, the effective interest rate on unhedged portion of the outstanding borrowings under the credit facility was 6.60%, and 4.13% on the hedged portion.

As of September 28, 2024, the Company had $0.1 million outstanding letters of credit under the Credit Facility and had $599.9 million of borrowing capacity available under the revolving credit facility. As of September 28, 2024, the Company was in compliance with all covenants under the Credit Agreement.

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

Debt Covenants
The Company was in compliance with all covenants under the Credit Agreement and Senior Notes as of September 28, 2024 and currently expects to remain in compliance based on management’s estimates of operating and financial results for 2023. As of September 28, 2024, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

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

Dividends

During the third quarter of 2024 the Company paid quarterly dividends of $17.4 million to the shareholders. On October 29, 2024, the Company announced the declaration of a quarterly cash dividend of $0.70 per share payable on December 5, 2024 to stockholders of record as of November 21, 2024.

Cash Flow Overview

	First Nine Months
(in thousands)	2024	2023
Net cash provided by operating activities	$206,999	$313,140
Net cash used in investing activities	(41,134)	(261,379)
Net cash used in financing activities	(91,299)	(47,144)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(396)	(7,965)
Increase (decrease) in cash, cash equivalents, and restricted cash	74,170	(3,348)
Cash, cash equivalents, and restricted cash at beginning of period	557,123	564,939
Cash, cash equivalents, and restricted cash at end of period	$631,293	$561,591

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $207.0 million for the nine months ended September 28, 2024 compared to $313.1 million for the nine months ended September 30, 2023. The decrease in net cash provided by operating activities was primarily due to lower cash earnings.

Cash Flow from Investing Activities

Net cash used in investing activities was $41.1 million for the nine months ended September 28, 2024 compared to $261.4 million during the nine months ended September 30, 2023. Capital expenditures were $50.1 million, representing a decrease of $13.1 million compared to the nine months ended September 30, 2023. During the nine months ended September 28, 2024, the Company received net proceeds of $9.7 million mainly from the sale of a land use right within the Electronics segment and two buildings from the Transportation segment. Net cash paid for the Western Automation acquisition was $198.8 million during the nine months ended September 30, 2023.

Cash Flow from Financing Activities

Net cash used in financing activities was $91.3 million for the nine months ended September 28, 2024 compared to $47.1 million during the nine months ended September 30, 2023. During the nine months ended September 28, 2024 and September 30, 2023, the Company made payments of $3.8 million and $5.6 million on the term loan, respectively. The Company paid dividends of $49.7 million and $46.0 million in the nine months ended September 28, 2024 and September 30, 2023, respectively. Additionally, during the nine months ended September 28, 2024, the Company repurchased 179,311 shares of its common stock totaling $40.9 million.

Share Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $300.0 million in the aggregate of shares of the Company’s common stock under a program for the period May 1, 2021 to April 30, 2024 ("2021 program"). On April 25, 2024, the Company's Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period May 1, 2024 to April 30, 2027 ("2024 program") to replace the expired 2021 program. The Company did not repurchase shares of its common stock for the three months ended September 28, 2024. During the nine months ended September 28, 2024, the Company repurchased 179,311 shares of its common stock totaling $40.9 million, of which $38.9 million was pursuant to the 2021 program and $2.0 million was pursuant to the 2024 program. The Company did not repurchase shares of its common stock for the three and nine months ended September 30, 2023.

Off-Balance Sheet Arrangements

As of September 28, 2024, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 30, 2023. During the nine months ended September 28, 2024, there were no significant changes in the application of critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company's Annual Report on Form 10-K for the year ended December 30, 2023. During the nine months ended September 28, 2024, there have been no material changes in the Company's exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 28, 2024. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 28, 2024, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

The Company’s Board of Directors authorized the repurchase of up to $300.0 million in the aggregate of shares of the Company’s common stock under a program for the period May 1, 2021 to April 30, 2024 ("2021 program"). On April 25, 2024, the Company's Board of Directors authorized a new three year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period May 1, 2024 to April 30, 2027 ("2024 program") to replace the expired 2021 program. The Company did not repurchase shares of its common stock for the three months ended September 28, 2024. During the nine months ended September 28, 2024, the Company repurchased 179,311 shares of its common stock totaling $40.9 million, of which $38.9 million was pursuant to the 2021 program and $2.0 million was pursuant to the 2024 program. There is $298.0 million of an authorized amount yet purchased under the 2024 program as of September 28, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 28, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of securities to be Sold
Matthew J. Cole (1)	Senior Vice President, eMobility and Corporate Strategy	Adoption	9/12/2024	3/31/2025	1,500

(1) On September 12, 2024, Matthew J. Cole, Senior Vice President, eMobility and Corporate Strategy, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1. Mr. Cole’s plan provided for the potential exercise of vested stock options and the associated sale of up to 1,500 shares of the Company’s common stock. The stock options covered by the plan will otherwise expire on April 27, 2025 if they have not been exercised. The plan expires on March 31, 2025, or upon the earlier completion of all authorized transactions under the plan.

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

101
The following financial information from LITTELFUSE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Meenal A. Sethna
Meenal A. Sethna
Executive Vice President and Chief Financial Officer

Date: October 30, 2024	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Senior Vice President and Chief Accounting Officer