Form 10-K
period 2024-12-28
LITTELFUSE INC /DE
filed 2025-03-13
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark one)	for the fiscal year ended December 28, 2024

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 0-20388

LITTELFUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
6133 North River Road Suite 500
Rosemont, Illinois 60018
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

The aggregate market value of 24,819,616 shares of voting stock held by non-affiliates of the registrant was approximately $6,343,645,653 based on the last reported sale price of the registrant’s Common Stock as reported on the NASDAQ Global Select MarketSM on June 29, 2024.

As of March 7, 2025, the registrant had outstanding 24,713,072 shares of Common Stock, net of Treasury Shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Littelfuse, Inc. Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

integration of acquisitions may not be achieved in a timely manner, or at all; and other risks that may be detailed in Item 1A, Risk Factors below and in the Company’s other Securities and Exchange Commission filings.

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

PART I
ITEM 1. BUSINESS.

GENERAL

Littelfuse, Inc., was incorporated under the laws of the State of Delaware in 1991. References herein to the “Company,” “we,” “our” or “Littelfuse” refer to Littelfuse, Inc. and its subsidiaries. References herein to “2024”, “fiscal 2024” or “fiscal year 2024” refer to the fiscal year ended December 28, 2024. References herein to “2023”, “fiscal 2023” or “fiscal year 2023” refer to the fiscal year ended December 30, 2023. References herein to “2022”, “fiscal 2022” or “fiscal year 2022” refer to the fiscal year ended December 31, 2022. The Company operates on a 52-53 week fiscal year (4-4-5 basis) ending on the Saturday closest to December 31.

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

Segments

The Company conducts its business through three reportable segments: Electronics, Transportation, and Industrial. Within these segments, the Company designs, manufactures and sells electronic components, modules and subassemblies to empower the long-term secular growth themes of sustainability, connectivity and safety. The Company has positioned itself within the center of these global structural growth themes by helping to enable its customers’ applications focused on a more sustainable, connected, and safer world. The ever-increasing complexity of applications surrounding these themes continues to drive greater demand for the Company’s innovative, reliable products and a higher level of product content within a broad range of applications. With its expanding, diversified, product portfolio, the Company has evolved its presence across the industrial, transportation and electronics end markets it serves. The Company's exposure with each of these end markets is relatively balanced. With a deep list of target applications within each primary end market, the Company believes its balanced approach positions its business for long-term sustainability, increases diversification and creates additional growth opportunities. Across electronics end markets, product demand is largely driven by electrification, energy and power efficiency, automation, connectivity, artificial intelligence, and safety. In transportation end markets, including passenger and commercial vehicles, the ongoing electronification and electrification of applications is driving increased product demand. Across industrial end markets, product demand is driven by an ecosystem that continues to advance sustainability, safety and automation capabilities. For example, renewables, including solar and wind energy, and energy storage systems that enable lower carbon emissions, the ongoing proliferation of electric vehicle charging infrastructure, more efficient climate control units, increasing requirements for electrical safety, the rising demand for factory and process automation, and motor drives and power supplies. For segment and geographical information and consolidated net sales and operating income see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16, Segment Information, of the Notes to Consolidated Financial Statements included in this Annual Report.

•Electronics Segment: Consists of one of the broadest product offerings in the industry, including fuses and fuse accessories, positive temperature coefficient (“PTC”) resettable fuses, electromechanical switches and interconnect solutions, polymer electrostatic discharge (“ESD”) suppressors, varistors, reed switch based magnetic sensing, gas discharge tubes; semiconductor products such as discrete transient voltage suppressor (“TVS”) diodes, TVS diode arrays, protection and switching thyristors, silicon and silicon carbide metal-oxide-semiconductor field effect transistors (“MOSFETs”) and diodes, and insulated gate bipolar transistors (“IGBT”) technologies. The segment covers a broad range of end markets, including industrial motor drives and power conversion, automotive electronics, electric vehicle and related charging infrastructure, aerospace, power supplies, data centers and telecommunications, medical devices, alternative energy and energy storage, building and home automation, appliances, and mobile electronics.

•Transportation Segment: Consists of a wide range of circuit protection, power control and sensing technologies for global original equipment manufacturers (“OEMs”), Tier-one suppliers and parts and aftermarket distributors in passenger vehicles, heavy-duty truck and bus, off-road and recreational vehicles, material handling equipment, agricultural machinery, construction equipment and other commercial vehicle end markets. Passenger vehicle products are used in internal combustion engines, hybrid and electric vehicles including blade fuses, battery cable protectors, resettable fuses, high-current fuses, high-voltage fuses, and sensor products designed to monitor the occupant’s safety and environment as well as the vehicle’s powertrain. Commercial vehicle products include fuses, switches, circuit breakers, relays, and power distribution modules and units used in applications serving a number of end markets, including heavy-duty truck and bus, construction, agriculture, material handling and marine.

•Industrial Segment: Consists of industrial circuit protection (industrial fuses), protective and monitoring relays (protection relays, residual current devices and monitors, ground fault circuit interrupters, solid state switches, and arc fault detection devices), and industrial controls and sensors (contactors, transformers, and temperature sensors) for use in various applications such as renewable energy and energy storage systems, industrial safety, factory automation, electric vehicle infrastructure, HVAC systems, non-residential construction, MRO, and mining.

Strategy

In February 2021, the Company announced its five-year strategic plan which builds upon its strengths from its previous strategy. The Company is well-positioned within the center of the global structural growth themes of sustainability, connectivity, and safety, which will continue to drive increased demand for the Company’s products across the transportation, industrial and electronics end markets that it serves. The Company is targeting average annual organic sales growth of 5-7 percent and average annual sales growth from strategic acquisitions of 5-7 percent. The Company expects to achieve this through content and share gains, expanded presence in high-growth markets and geographies, and targeting adjacent high-growth and niche applications. The Company continues to drive commercial excellence through investments in its people, customer-driven innovation, strategic acquisitions and integration of these businesses, and its digital infrastructure to improve the customer experience, and its operating systems. These investments enable the Company to capitalize on growth opportunities where technologies and applications are converging across its product segments.

Recent Acquisitions

•Dortmund Fab: On December 31, 2024, the Company completed the acquisition of a 200mm wafer fab located in Dortmund, Germany (“Dortmund Fab”) from Elmos Semiconductor SE. The Dortmund Fab will increase power semiconductor capacity to support opportunities across a broad base of industrial end markets including energy storage, automation, motor drives, renewables, power supplies, and charging infrastructure. The total purchase price for the Dortmund Fab is approximately 94 million Euro, of which a 37.2 million Euro down payment (approximately $40.5 million) was recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets. The down payment was paid in the third quarter of 2023 after regulatory approvals, and 56.7 million Euro was paid at closing. The transaction did not have any impact on the Company's 2024 financial results and reported in the Electronics-Semiconductor business within the Company’s Electronics segment. The acquisition was funded with the Company’s cash on hand.

•Western Automation: On February 3, 2023, the Company completed the acquisition of Western Automation Research and Development Limited (“Western Automation”) for approximately $162 million in cash. Headquartered in Galway, Ireland, Western Automation is a designer and manufacturer of electrical shock protection devices used across a broad range of high-growth end markets, including electric vehicle charging infrastructure, industrial safety, and renewables.

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

•Carling Technologies: On November 30, 2021, the Company acquired Carling Technologies (“Carling”), a leader in switching, circuit protection and power distribution technologies with a strong global presence in commercial vehicle electronification, communications infrastructure and marine markets. At the time of acquisition, Carling had annualized sales of approximately $170 million. The purchase price for Carling was $315.5 million, and the operations of Carling are included in the commercial vehicle business within the Company’s Transportation segment. The acquisition was funded with the Company's cash on hand.

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

Sales and Operations

The Company conducts its business through three reportable segments: Electronics, Transportation, and Industrial.

Net sales by segment for the periods indicated are as follows:

	Fiscal Year
(in millions)	2024	2023	2022
Electronics	$1,186.8	$1,350.4	$1,492.8
Transportation	672.4	678.3	716.2
Industrial	331.6	334.0	304.9
Total	$2,190.8	$2,362.7	$2,513.9

The Company operates in three geographic regions: the Americas, Asia-Pacific, and Europe. The Company designs, manufactures products, and sells to customers in all three regions.

Net sales in the Company’s three geographic regions, based upon the shipped-to destination, are as follows:

	Fiscal Year
(in millions)	2024	2023	2022
Americas	$900.4	$901.5	$992.3
Asia-Pacific	824.7	898.9	1,019.9
Europe	465.7	562.3	501.7
Total	$2,190.8	$2,362.7	$2,513.9

The Company’s products are sold worldwide through distributors, direct sales force, and manufacturers’ representatives in certain regions. For the fiscal year 2024, approximately 63% of the Company’s net sales were to customers outside the United States (“U.S.”), including approximately 23% to China.

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

The acquisition of C&K Switches in 2022 significantly expanded the Company's electromechanical switches and interconnect solutions portfolios, which primarily serves industrial, transportation and datacom applications. The acquisition of the Dortmund Fab in fiscal year 2025 expanded the Company’s power semiconductor capacity to support industrial application opportunities including energy storage, automation, motor drives, renewables, power supplies, and charging infrastructure. Through the growth of its product portfolio within the segment, the Company has expanded its presence across the industrial, transportation and electronics end markets it serves. The Company expects to continue to expand its market presence by leveraging its broad, global access and reach with its strong go-to-market strategy via its strategic distribution partnerships and deep OEM relationships, and by continuing to expand its product portfolio through organic and inorganic investments in high growth, niche applications.

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

The acquisition of Carling Technologies in 2021 significantly expanded the Company's presence in commercial vehicle end markets. The product portfolio, including switching, circuit protection and power distribution products portfolios, are primarily used in commercial vehicle applications, as well as certain telecom and datacom applications. The Company expects to continue to expand its presence across its transportation end markets, leveraging its strong OEM and Tier One customers, distribution partnership and go-to-market strength, and by continuing to expand its product portfolio through organic and inorganic investments.

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

Products are sold direct to OEMs, and through both electrical and electronics distribution channels. The 2021 acquisition of Hartland expanded the Company’s contactors and transformers product portfolios, which primarily services HVAC and electric vehicle charging applications. The 2023 acquisition of Western Automation expanded the Company's electrical shock protection devices portfolios, which primarily serves a broad range of high-growth end markets, and includes electric vehicle charging infrastructure, industrial safety and renewables. The Company expects to continue to expand its presence across its end markets, leveraging its growing customer base, and go-to-market strength, and by continuing to expand its product portfolio through organic and inorganic investments in high growth, niche applications.

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

Proposals for the development of new products are initiated primarily by sales, marketing, and product management personnel with input from customers. The entire product development process usually ranges from a few months to a few years based on the complexity of development, with continuous efforts to reduce the development cycle. During fiscal years 2024, 2023, and 2022, the Company expended $107.8 million, $102.4 million, and $95.6 million, respectively, on R&D.

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

CUSTOMERS

The Company directly sells to over 4,000 customers and distributors worldwide. Sales to Arrow Electronics, Inc., which were reported in our Electronics, Transportation, and Industrial segments, were 9.4%, 11.2%, and 11.5% of consolidated net sales in 2024, 2023, and 2022, respectively. No other single customer accounted for more than 10% of net sales during any of the last three years. During fiscal 2024, 2023, and 2022, net sales to customers outside the U.S. accounted for approximately 63%, 65%, and 64%, respectively, of the Company’s total net sales.

CYBERSECURITY

The cybersecurity and data protection program at Littelfuse is based on foundational principles outlined in applicable industry and internationally accepted-cybersecurity frameworks. The Company has experienced and will continue to experience cyber-attacks, attempts to breach its systems, and other similar incidents, however we do not believe that the prior cyber incidents have materially affected or are reasonably likely to materially affect the Company. Littelfuse faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows, or reputation. Like all cybersecurity programs, there is no guarantee that every attack method and technique has been fully addressed, as these change constantly, but Littelfuse is diligent in its attempts to protect data of the Company and its stakeholders.

Littelfuse strives to assess and update its cybersecurity program on a regular basis using an Information Security Management System ("ISMS") comprised of three main elements – 1) independent internationally recognized vendors and technologies for assessments and monitoring, 2) strong internal controls based on industry standards, and 3) Board and Senior Leadership governance and support.

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

BACKLOG

The backlog of unfilled orders at December 28, 2024 was approximately $664.9 million, compared to $1,046.9 million at December 30, 2023 with the decrease primarily driven by a reduction in the semiconductor business within the Electronics segment. Substantially all the orders currently in backlog are scheduled for delivery in 2025.

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

Employee Data

On December 28, 2024, the Company had approximately 16,000 full-time, part-time, and temporary employees; of which 47%, 40% and 13% are located in the Americas, Asia-Pacific region, and Europe, respectively.

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

Our Values & Culture

Littelfuse core values have been instrumental in driving success for our business. Our values of Respect, Customer Focus, Agility, and Collaboration and their associated behaviors are embedded in our talent processes and practices to help us evolve our already strong culture. The power of a team environment where everyone can contribute and thrive allows us to enact our strategy and deliver results today and into the future.

As part of driving sustainable success, the Company values and celebrates diversity in every aspect of work with customers, suppliers, partners, and each other. The Company's commitment to diversity, inclusion and belonging creates a collaborative environment that draws out associates’ unique capabilities that contribute to innovation, deliver bold solutions and drive growth.

Long-standing efforts supporting a diverse and inclusive workplace remain in place and continue to expand. The Company’s employee resource groups ("ERGs") continue to expand to support broader demographics. Existing ERGs have grown to have a presence in more countries and provide impactful development and mentoring opportunities. Our Diversity, Inclusion, and Belonging Council, consisting of diverse global leaders from across the organization, helps to evolve and advance programs to further improve diversity, inclusion, and belonging in each region.

Talent Management, Development & Succession Planning

Building and maintaining a strong talent pipeline is essential to sustained performance and achievement of the Company's growth strategy. The leadership team incorporates talent strategy into the annual business strategy review process to ensure the Company has the capabilities and capacity to meet current and future goals and objectives. The Company conducts enterprise-wide, global talent review processes with the CEO, business unit and function leaders focusing future leadership talent with high potential, and succession plans for the Company's most critical roles. Also, the Company's Board of Directors reviews and assesses management development plans for senior executives and the succession plans relating to those critical positions.

The Company utilizes a leadership competency model to highlight the competencies and behaviors for success that strengthen the Company’s values and culture. The leadership competency model provides a foundation for growth and development as leaders advance in their careers with the Company.

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

As the Company continues to focus on developing the talent pipeline, we are also investing in strengthening our leadership capability through leadership development programs, leadership mentoring, coaching and training. The leadership development programs include a mix of internal and external programs and partnerships addressing fundamental leadership skills to engage, motivate and develop our talent at all stages of their leadership journey.

As an industrial technology manufacturing company, we are committed to building a high performing team with the skill sets, qualifications and diverse background. In 2024, globally 51% of our employees are female and 49% are male; 24.2% of our leaders are female. In US, 38.5% of our associates are racial or ethnic diverse, and 4.5% of our associates are Black and African American.

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

Health and Safety

At Littelfuse, we take the health and safety of our team members very seriously and our unwavering commitment to global health and safety ("H&S") programs for all team members is integral to our continued success and competitive advantage. Our goal is to achieve a zero-injury workplace. As we continue to grow, we recognize the need to continuously evaluate our environment, health, and safety ("EHS") organization. In 2024, we continued to enhance our H&S program to meet our obligations to provide a safe and secure working environment for our employees. We are committed to meeting or exceeding EHS compliance requirements through internal and independent third-party audits.

We strive for EHS excellence by implementing and maintaining an effective EHS Management System that establishes objectives, targets and programs to achieve continual improvement. Training and tools are provided to all appropriate individuals in order to maintain a safe and healthy work environment.

Community Involvement

The Company works to affect positive change in the communities in which we work and live. Our giving and volunteerism philosophy is aligned with three pillars: Green – environment and conservation, STEM – technology innovation, and Equity – humanitarian, community, and family. These overarching pillars guide our actions while providing us with the flexibility to serve the diverse needs of our local communities. Through corporate donations, employee donation matching, and volunteerism, we empower our teams to drive meaningful change locally and globally.

SUSTAINABILITY

The Company is committed to empowering change on its sustainability journey. Every Littelfuse employee, customer, and partner has the potential to drive positive change – environmentally, socially, and ethically. Together, we’re shaping a future defined by sustainable choices and conscientious actions.

Innovation and collaboration are at the heart of the Company's sustainability journey. Accordingly, the Company is positioned within the global sustainability megatrend to enhance our product offering to help empower a sustainable, connected, and safer world. Many of the Company's key end markets are linked to sustainable applications such as electric vehicle charging infrastructure, renewable energy, and power management.

To support our commitment to sustainability, our Chief Legal Officer is the executive sponsor of our program, and we provide regular updates to our Nominating and Governance Committee of the Board of Directors that has oversight responsibility of the sustainability program.

The Company publishes an annual Sustainability Report to communicate our commitment, approach, and impact on each of our focus areas. The 2023 Sustainability Report was prepared in alignment with the GRI Standards – 2021, the Sustainability Accounting Standards Board (“SASB”), and outlines our governance, strategy, risk management, and metrics identified in the Task Force on Climate-Related Financial Disclosures (“TCFD”) recommendations. Further, we conducted our first Double Materiality Assessment in 2024 for future regulatory disclosures.

Information on the Company’s areas of focus within its sustainability program is available in the Company's Sustainability Reports, located on the Company's website at https://www.littelfuse.com/about-us/sustainability.aspx. The contents of the Company's Sustainability Reports and website are not incorporated by reference in this Annual Report on Form 10-K.

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

The Company operates in markets that are highly competitive. The Company competes on the basis of price, product performance and quality, service, and or brand name across the industries and markets it serves. Competitive pressures could affect the prices the Company is able to charge its customers or demand for its products.

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

The Company sources materials and sells products through various global networks. A disruption could occur within the Company’s manufacturing, distribution or supply chain network. This could include damage or destruction due to various causes including natural disasters or political instability which would cause one or more of these networks to become non-operational. This could adversely affect the Company’s ability to manufacture or deliver its products in a timely manner, impair its ability to meet customer demand for products and result in lost sales or damage to its reputation. Such a disruption could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

A work stoppage could occur at certain Company facilities, most likely as a result of disputes under collective bargaining agreements or in connection with negotiations of new collective bargaining agreements. Further, our reliance on international supply chain systems exposes us to potential interruptions and delays cause by transportation labor shortages, including dock worker stoppages and freight carrier disruptions. In addition, the Company may experience a shortage of supplies for various reasons, such as financial distress, work stoppages, natural disasters, or production difficulties that may affect one of its suppliers. A significant work stoppage, or an interruption or shortage of supplies for any reason, if protracted, could substantially adversely affect the Company’s business, financial condition and results of operations.

Failure to attract and retain qualified personnel could affect the Company’s business results.

The Company’s success in its existing and acquired businesses depends on the Company’s ability to attract, retain, and motivate a highly-skilled and diverse management team and workforce. Failure to ensure that the Company has the depth and breadth of personnel with the necessary skill set and experience could impede its ability to deliver growth objectives and execute the Company’s strategy. Competition for qualified employees among companies that rely heavily upon engineering and technology is at times intense, and the loss of qualified employees could hinder the Company’s ability to conduct research activities successfully and develop marketable products.

The Company may not be successful in protecting its intellectual property.

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

Increased government or governmental bodies contemplating legislative and regulatory changes in response to the potential impact of climate change could impose significant costs on us and our suppliers and customers, including increased cost of materials and natural resources, sources and supply of energy, capital equipment, environmental monitoring and reporting, or other costs to comply with such regulations. Potential regulations or standards could mandate more restrictive manufacturing requirements, such as stricter limits on greenhouse gas emissions and material used in production. Some jurisdictions have already passed such laws. For example, California enacted legislation in 2023 requiring disclosure of certain companies' greenhouse gas ("GHG") emissions, climate-related financial risks, voluntary carbon offsets ("VCOs"), and certain climate-related emission claims. Any future climate change regulations could also adversely impact our ability to compete with companies not subject to such regulations. In addition, the European Union ("EU") enacted the Corporate Sustainability Reporting Directive ("CSRD") and Corporate Sustainability Due Diligence ("CS3D") in 2023 and 2024, respectively. We are further assessing our compliance and reporting strategies under CSRD and CS3D, but our obligations under these and other EU climate directives may incur substantial effort in the future.

Changes in U.S. and other countries trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

In the past several years, the U.S. government adopted a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It also imposed tariffs on certain foreign goods and products. These measures may materially increase costs for goods imported into the U.S. Further, the global trade policies and tensions could create additional complexities. Our international presence subjects us to risks associated with international trade conflicts between the United States and its trade partners, including, without limitation, China, Mexico and Canada, particularly with regard to tariffs and import/export controls. These factors in turn could require us to materially increase prices to our customers which may reduce demand, or, if we do not or are unable to increase prices, could result in lower margins on products sold. Changes in U.S. trade policy have resulted in, and could result in more, U.S. trading partners adopting responsive trade policies making it more difficult or costly for us to export our products to those countries. Additionally, continued geopolitical issues may result in customers outside the U.S. seeking to source products from local suppliers, which could result in lower sales or lost customers.

The Company is exposed to political, economic, and other risks that arise from operating a multinational business.

The Company's customers, suppliers, employees and operations are located in numerous countries around the world, and contribute significantly to its revenues and earnings. Sales to customers outside the U.S. constituted approximately 63% of the Company's net sales in fiscal 2024, including approximately 23% to China.

Economic conditions in China have been, and may continue to be, volatile and uncertain. In addition, the legal and regulatory system in China continues to evolve and is subject to change. There also continues to be significant uncertainty about the relationship between the U.S. and other countries, including China, with respect to geopolitics, trade policies, treaties, government regulations, and tariffs. The result of the recent U.S. elections may compound this uncertainty. Further deterioration of economic conditions or outlook, such as lower economic growth, recession or fears of recession in other countries may adversely affect the demand for or profitability of our products and services.

Many of the Company's key customers are located outside of the U.S. and maintain global operations. Serving a global customer base and remaining competitive in the global marketplace requires the Company to diversify its operations outside the U.S. to capitalize on customer and market opportunities, build a global workforce and maintain a cost efficient structure. In addition, the Company sources a significant amount of raw materials, components and finished goods from third-party suppliers and contract manufacturers. The Company’s operating activities are subject to a number of risks generally associated with multi-national operations including risks relating to the following:

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
•war and acts of war;
•public health concerns, including the outbreak of the coronavirus or other pandemics;
•difficulties in staffing and managing multi-national operations; and
•limitations on the Company’s ability to enforce legal rights and remedies.

Any of these factors could have a material adverse effect on the Company’s consolidated results of operations, financial position and cash flows. In addition, the effects on the global economy of the Russia-Ukraine and Israel-Hamas wars, particularly if they escalate, are uncertain.

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

Future environmental laws, regulations, standards and other obligations as well as changes in the interpretation of existing environmental laws, regulations, standards and other obligations could impair our ability to operate our business, such as through increased compliance costs and procedures, additional investments in capital equipment and distraction of management from other operational and strategic matters. For example, in June 2024 in Loper Bright Enterprises v. Raimondo ("Loper"), the Supreme Court’s holding that courts need not defer to a governmental agency’s interpretation of an ambiguous statute that it administers may result in increased challenges, changes to existing agency regulations, and uncertainty as to how courts may interpret agency regulations in the future. Any failure to comply with new or existing environmental laws or regulations could subject the Company to significant liabilities and could have a material adverse effect on its consolidated results of operations, financial position and cash flows. Further, the Trump administration and newly elected Congress and appointed agency chairs may seek sweeping changes in environmental regulation.

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

The Company is subject to taxes in the U.S. and numerous non-U.S. jurisdictions. Therefore, it is subject to changes in tax laws in each of these jurisdictions, including changes discussed in the paragraphs below. Further, the results of the recent U.S. elections could create additional complexities in the U.S.'s and other countries' tax policies. The outcome of these and other legislative developments, including changes to interpretations of recently enacted legislation, could have a material adverse effect on the Company’s future effective tax rate and cash flows.

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

In December of 2022, the European Union reached an agreement pursuant to which all European Union countries agreed to enact laws based upon the OECD-led minimum tax proposals. During 2024, these rules became effective for most European jurisdictions. Similar legislation was adopted, or is expected to be adopted, in other countries with widespread implementation of the global minimum tax anticipated by the end of 2025. The Company’s income tax rate in certain non-U.S. jurisdictions is lower than 15%. Once these minimum tax rules are effective, they could have a significant adverse effect on the Company’s future effective tax rate and cash flows.

The Company has two subsidiaries in China which benefit from lower tax rates due to “tax holidays” which apply for three-year periods. The tax holiday for one of the subsidiaries expired at the end of 2023 but was later extended for an additional three years, retroactively to include all of 2024, as well as 2025 and 2026; and for the other subsidiary, the tax holiday will expire at the end of 2025. Future year tax benefits will depend upon the Company’s ability to obtain extensions, after the three-year periods expire. There can be no assurance that future extensions will be granted.

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

As a result of the 2024 annual goodwill impairment test, the Company recorded non-cash charges of $36.1 million and $8.6 million to reflect the impairment of goodwill for the Industrial controls and sensors reporting unit within the Industrial segment and the Automotive sensors reporting unit within the Transportation segment, respectively. There were no impairment charges recorded during the fiscal years of 2023 and 2022.

In addition, during the fourth quarter of 2024, the Company recorded non-cash impairment charges of $47.8 million for the impairment of intangible assets, including $47.6 million related to the impairment of certain acquired customer relationships, developed technology, and tradename intangible assets in the Industrial controls and sensors reporting unit within the Industrial segment.

We have identified a material weaknesses in our internal control over financial reporting, and ineffective internal controls could impact the accuracy and timely reporting of our business and financial results.

Our disclosure controls or our internal control over financial reporting may not prevent or detect all errors, including simple errors or mistakes, and all incidents of non-compliance, which may result in misstatements. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met with respect to the preparation and accurate presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to timely and appropriately implement new, required or improved controls, such failure may result in the loss of investor confidence in our financial reports, and we may incur significant expenses to remediate any resulting internal control deficiencies. Such failure may, ultimately, have an adverse effect on the trading price of our common stock. Further, controls may become inadequate over time because of changes in conditions or the degree of compliance with the policies may deteriorate. The design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs.

The Company’s management has identified the material weaknesses described below. In making this assessment, management has concluded that we did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, at certain of our non-U.S. manufacturing locations, we lacked sufficiently skilled operational and accounting personnel to ensure that internal control responsibilities were performed and aligned with internal control objectives.

The material weakness in the control environment contributed to an additional material weakness related to the design and operating effectiveness of control activities over the existence of inventory at these locations. The Company did not maintain effective controls related to inventory cycle counts to validate existence of inventory, and consequently, the completeness and accuracy of the data used in evaluating the appropriateness of the valuation of inventory and related reserves. These material weaknesses resulted in corrections through cumulative out-of-period adjustments as described in notes to the consolidated financial statements as of and for the year ended December 28, 2024. The Company evaluated the impact of the error and out-of-period adjustment and concluded it was not material to any previously issued financial statements and the adjustment was not material to the year ended December 28, 2024.

Further, we have incurred additional costs and risks, including costs for accounting and legal fees in connection with the ongoing process of remediating the material weaknesses. We could also be subject to regulatory, stockholder or other actions in connection with the material weaknesses, and such actions would divert management’s time and attention. For a description of the material weaknesses identified by management and the remediation efforts being implemented to address the material weaknesses, see “Part II, Item 9A - Controls and Procedures.” If the enhanced controls implemented to address the material weaknesses and to strengthen our overall internal control do not operate effectively, if we are unsuccessful in implementing or following these enhanced processes, or if we are otherwise unable to remediate this material weaknesses, such failures may result in delayed or inaccurate reporting of our financial results.

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

The market price of the Company’s stock can fluctuate widely. Between December 30, 2023 and December 28, 2024, the closing sale price of the Company’s common stock ranged between a low of $222.9 and a high of $275.6. The volatility of the stock price may be related to any number of factors, such as volatility in the financial markets, general macroeconomic conditions, industry conditions, market expectations concerning the Company’s results of operations, or the volatility of its revenues as discussed above under “The Company’s revenues may vary significantly from period to period.” The historic market price of the Company’s common stock may not be indicative of future market prices. The Company may not be able to sustain or increase the value of its common stock. Declines in the market price of the Company’s stock could adversely affect the Company’s ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving the Company’s common stock.

The Company is exposed to, and may be adversely affected by, potential security breaches or other disruptions to its information technology systems and data security.

The Company relies on its information technology systems and networks in connection with many of its business activities. Some of these networks and systems are managed directly by the Company, while others are managed by third-party service providers and are not under the Company’s direct control. The Company’s operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to its business, customers, dealers, suppliers, employees, and other sensitive matters. As with most companies, the Company has experienced cyber-attacks, attempts to breach its systems, and other similar incidents, none of which have been material. Any future cyber incidents could, however, materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding employees or customers or other third parties; and jeopardize the security of the Company’s facilities. A cyber incident could be caused by malicious outsiders using sophisticated methods to circumvent firewalls, encryption, and other security defenses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. Information technology security threats, including security breaches, computer malware, and other cyber-attacks are increasing in both frequency and sophistication and could create financial liability, subject the Company to legal or regulatory sanctions or damage the Company’s reputation with customers, dealers, suppliers, and other stakeholders. In addition, the widespread adoption and rapid evolution of artificial intelligence technologies may increase our cybersecurity risk, including the use of generative artificial intelligence to augment existing or to create new malware. The Company continuously seeks to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on the Company’s competitive position, reputation, results of operations, financial position and cash flows.

Customer demands and regulations related to conflict-free minerals may force the Company to incur additional expenses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires disclosure of the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries and efforts to prevent the use of such minerals. In the semiconductor industry, these minerals are most commonly found in metals. As there may be only a limited number of suppliers offering “conflict free” metals, the Company cannot be certain that it will be able to obtain necessary metals in sufficient quantities or at competitive prices. Also, the Company may face challenges with its customers and suppliers if it is unable to sufficiently verify that the metals used in its products are “conflict free.”

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.

The cybersecurity and data protection program at Littelfuse is based on foundational principles outlined in applicable industry and internationally accepted-cybersecurity frameworks. The Company has experienced and will continue to experience cyber-attacks, attempts to breach its systems, and other similar incidents, however we do not believe that the prior cyber incidents have materially affected or are reasonably likely to materially affect the Company. Littelfuse faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows, or reputation. Like all cybersecurity programs, there is no guarantee that every attack method and technique has been fully addressed, as these change constantly, but Littelfuse is diligent in its attempts to protect data of the Company and its stakeholders.

Littelfuse strives to assess and update its cybersecurity program on a regular basis using an Information Security Management System ("ISMS") comprised of three main elements – 1) independent internationally recognized vendors and technologies for assessments and monitoring, 2) strong internal controls based on industry standards, and 3) Board and Senior Leadership governance and support.

From an external assessment and monitoring perspective, Littelfuse engages third parties to monitor and report on known exploitable vulnerabilities, within and external to Littelfuse’s information technology ("IT") ecosystems. These third parties provide assessment and vulnerability scanning tools to detect exploitable unauthorized access into the Littelfuse environments.

The Audit Committee of the Board of Directors is tasked with reviewing the Company’s policies and procedures related to cybersecurity risks and incidents. The Company’s Chief Information Officer ("CIO") oversees its cybersecurity program, and regularly provides updates to Littelfuse Senior Leadership and the Audit Committee, as well as the full Board, which include information regarding our cybersecurity program initiatives, insurance coverage, acquisition integration processes, program performance as well as the maturity of the Littelfuse cybersecurity program. These cybersecurity maturity updates are based on cybersecurity maturity reporting and analysis by the Littelfuse internal IT team, as well as reporting provided by independent third parties. The updates help Senior Leadership, the Audit Committee, and the Board to understand the risks the organization faces based on changing cybersecurity threats and on changes to the Littelfuse environment due to factors such as acquisitions and new technology upgrades and improvements. Representatives from Littelfuse’s technology team and other business functions receive regular cybersecurity risk reports and use this information for its decision making in operational improvements as well as budget and resource allocations. The CIO has managed and evolved the cyber security function at Littelfuse for the past five years and is supported by a cyber security leader with over 20 years of Littelfuse experience in IT infrastructure, IT operations, and cybersecurity.

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

Identity and Access Management ("IAM") – Littelfuse has implemented user authentication controls on its systems, devices, data, and applications. In addition, multi-factor authentication is implemented for all personnel who remotely access or have privileged account access to Littelfuse systems and networks.

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

Threat and Vulnerability Management – Littelfuse uses an internationally recognized managed security services provider ("MSSP") and technologies to collect security alert and audit logs on a 24/7 basis, monitor and assess latest threat intelligence, provide analysis on new identified potential vulnerabilities, and provide response and support services to rapidly reduce any identified vulnerabilities.

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

ITEM 2. PROPERTIES.

The Company’s engineering and research and development, manufacturing, sales, warehouses, and distribution centers are located in approximately 76 owned or leased facilities worldwide with primary operations in China, France, Germany, India,

Ireland, Italy, Japan, Lithuania, Mexico, Netherlands, Philippines, South Korea, Spain, U.K, the U.S., and Vietnam totaling approximately 5.3 million square feet. The Company’s owned facilities include approximately 3.0 million square feet and the Company’s leased facilities include approximately 2.3 million square feet. The Company’s corporate headquarters is located in the U.S. in Rosemont, Illinois.

The Company believes its facilities are adequate to meet its requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings, other than routine litigation incidental to its business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Information about our Executive Officers.

The executive officers of the Company are as follows:

Name	Age	Position
David W. Heinzmann	61	President and Chief Executive Officer (retired as of February 10, 2025)
Gregory N. Henderson	56	President and Chief Executive Officer (effective as of February 10, 2025)
Meenal A. Sethna	55	Executive Vice President and Chief Financial Officer
Ryan K. Stafford	57	Executive Vice President, Mergers and Acquisitions, Chief Legal Officer and Corporate Secretary
Maggie Chu	56	Senior Vice President and Chief Human Resources Officer
Alexander Conrad	58	Senior Vice President and General Manager, Passenger Vehicle Business
Peter Kim	52	Senior Vice President and General Manager, Industrial Business
Chad Marak	45	Senior Vice President and General Manager, Semiconductor Products
Deepak Nayar	65	Senior Vice President and General Manager, Electronics Business
David Ruppel	54	Senior Vice President and General Manager, Commercial Vehicle Products

David W. Heinzmann, served as President and Chief Executive Officer until his retirement as of February 10, 2025. Mr. Heinzmann will remain on the Littelfuse Board through April 2025 and serve as an advisor to the Company through August 10, 2025. Mr. Heinzmann began his career at Littelfuse in 1985 as a manufacturing engineer and has held positions of increasing responsibility since that time, including Vice President, Global Operations, from 2007 to 2014, and Chief Operating Officer from 2014 until assuming the position of President and Chief Executive Officer in 2017 until his retirement in February 2025.

Gregory N. Henderson, President and Chief Executive Officer and a member of the Board of Directors. Dr. Henderson was appointed President and Chief Executive officer effective February 10, 2025. From 2017 to 2024, Dr. Henderson served as the Senior Vice President of the Automotive & Energy, Communications, and Aerospace Group for Analog Devices, Inc. (NASDAQ: ADI), a semiconductor company specializing in data conversion, signal processing and power management technology. Previously, he served as Vice President of the RF and Microwave Business for Analog Devices from 2014 to 2017, and as Vice President of the RF and Microwave Business for Hittite Microwave Corporation until its acquisition by Analog Devices in 2014. Before joining Hittite, Dr. Henderson held various positions of increasing technical and leadership responsibility at Harris Corporation, Tyco Electronics, TriQuint Semiconductor, and IBM (NYSE: IBM).

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

David Ruppel, Senior Vice President and General Manager, Commercial Vehicle Business. Mr. Ruppel joined Littelfuse in his current position in 2024. Prior to joining Littelfuse, Mr. Ruppel served as President at IDEX Optical Technologies from 2021 to 2024, and previously served in leadership roles at Montevideo Technology, Inc., Herman Miller, Eaton and Cooper Industries.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of the Company’s common stock are traded under the symbol “LFUS” on the NASDAQ Global Select MarketSM.

Number of Holders

As of March 7, 2025, there were 51 holders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us or affiliates during the fiscal year ended December 28, 2024.

Purchases of Equity Securities

The Company's Board of Directors authorized the repurchase of up to $300 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 ("2021 program"). On April 25, 2024, the Company's Board of Directors authorized a new three-year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period May 1, 2024 to April 30, 2027 ("2024 program") to replace the expired 2021 program.

During the fiscal year 2024, the Company repurchased 179,311 shares of its common stock totaling $40.9 million, of which, $38.9 million was pursuant to the 2021 program and $2.0 million was pursuant to the 2024 program. There are $298.0 million of an authorized amount not yet purchased under the 2024 program as of December 28, 2024. During the fiscal years of 2023 and 2022, the Company did not repurchase any shares of its common stock.

The table below presents shares of the Company’s common stock which were acquired by the Company during the fiscal year ended December 28, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans
2021 Program:
February 25 through March 30	70,280	$229.53	70,280	$283,867,325
March 31 through April 30	100,131	$226.95	100,131	$261,142,586

2024 Program:
May 1 through May 25	8,900	$225.35	8,900	$297,994,349
Total	179,311	$227.88	8,900	$297,994,349

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

	12/2019	12/2020	12/2021	12/2022	12/2023	12/2024
Littelfuse, Inc.	$100	$135	$167	$118	$145	$129
Russell 1000	100	121	153	124	157	195
Dow Jones US Electrical Components & Equipment	100	121	151	125	160	213

The Dow Jones Electrical Components and Equipment Industry Group Index includes the common stock of AMETEK, Inc.; Arrow Electronics, Inc.; Avnet, Inc.; Eaton Corp plc; Emerson Electric Co.; Hubbell Inc.; Jabil Circuit, Inc.; Regal Rexnord Corp.; Sensata Technologies Holding plc.; and TE Connectivity Ltd.

For Littelfuse, Inc. and all indexes noted above, a $100 investment made on December 28, 2019 and reinvestment of all dividends is assumed. Returns for the Company’s fiscal years presented above are as of the last day of the respective fiscal year which was December 26, 2020, January 1, 2022, December 31, 2022, December 30, 2023 and December 28, 2024 for the fiscal years 2020, 2021, 2022, 2023 and 2024, respectively.

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

2024 EXECUTIVE OVERVIEW

Net sales were $2,190.8 million, which decreased by $171.9 million, or 7.3%, in 2024 compared to 2023 including $7.9 million of unfavorable changes in foreign exchange rates. The decrease in net sales was primarily due to lower volume of $163.7 million in the Electronics segment primarily driven by reduced demand and inventory rebalancing in the semiconductor business. The Company recognized net income of $100.2 million, or $4.00 per diluted share, in 2024 compared to net income of $259.5 million, or $10.34 per diluted share in 2023. The decrease in net income was primarily due to lower operating income of $130.7 million in the Electronics segment due to lower sales in the semiconductor business and $92.6 million of non-cash impairment charges. The non-cash impairment charges included $47.8 million for the impairment of intangible assets primarily related to certain acquired customer relationships, developed technology, and tradename in the Industrial controls and sensors reporting unit within the Industrial segment, and $36.1 million and $8.6 million of non-cash goodwill impairment charges associated with the Industrial controls and sensors reporting unit within the Industrial segment and the Automotive sensors reporting unit within the Transportation segment, respectively.

Net cash provided by operating activities was $367.6 million for the fiscal year 2024, a decrease of $89.8 million, compared to $457.4 million during the fiscal year 2023. The decrease in net cash provided by operating activities was primarily due to lower cash earnings.

Based on the Company’s assessment, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 28, 2024, the Company’s internal control over financial reporting was not effective due to the identification of the material weaknesses described below. In making this assessment, management has concluded that we did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, at certain of our non-U.S. manufacturing locations we lacked sufficiently skilled operational and accounting personnel to ensure that internal control responsibilities were performed and aligned with internal control objectives.

The material weakness in the control environment contributed to an additional material weakness related to the design and operating effectiveness of control activities over the existence of inventory at these locations. The Company did not maintain effective controls related to inventory cycle counts to validate existence of inventory, and consequently, the completeness and accuracy of the data used in evaluating the appropriateness of the valuation of inventory and related reserves. These material weaknesses resulted in corrections through cumulative out-of-period adjustments as described in notes to the consolidated financial statements as of and for the year ended December 28, 2024. The material weaknesses resulted in immaterial corrections to previously released financial results. For a description of the material weaknesses identified by management and the remediation efforts being implemented for the material weaknesses, see “Part II, Item 9A - Controls and Procedures.” for further discussion.

On December 31, 2024, the Company completed the acquisition of a 200mm wafer fab located in Dortmund, Germany ("Dortmund Fab") from Elmos Semiconductor SE. The total purchase price for the Dortmund Fab was approximately 94 million Euro, of which a 37.2 million Euro down payment (approximately $40.5 million) was made in the third quarter of 2023 and recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets after regulatory approvals. The payment of 56.7 million Euro was paid at closing in the beginning of the fiscal year 2025. The transaction did not have any impact on the Company's 2024 financial results and reported in the Electronics-Semiconductor business within the Company’s Electronics segment.

On October 4, 2024, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company will be required to pay pension payments to the Company’s United Kingdom pension plan to match required pension payments until a later buyout, at which point the insurance company will directly pay and administer the benefits to the plan's participants, or to their designated beneficiaries. The purchase of this group annuity contract will reduce the Company’s outstanding pension benefit obligation by approximately $23 million, representing approximately 33% of the total obligations of the Company’s qualified pension plans, and was funded with pension plan assets and additional cash on hand. In connection with this transaction, the Company currently expects to record a one-time non-cash settlement charge in 2026 estimated between $6 million and $8 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. The actual settlement charge could differ from this estimate due to final data and plan wind-up expenses.

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

Further, the global trade policies and tensions could create additional complexities. Our international presence subjects us to risks associated with international trade conflicts between the United States and its trade partners, including, without limitation, China, Mexico and Canada, particularly with regard to tariffs and import/export controls. These factors in turn could require us to materially increase prices to our customers which may reduce demand, or, if we do not or are unable to increase prices, could result in lower margins on products sold. Changes in U.S. trade policy have resulted in, and could result in more, U.S. trading partners adopting responsive trade policies making it more difficult or costly for us to export our products to those countries. Additionally, continued geo-political issues may result in customers outside the U.S. seeking to source products from local suppliers, which could result in lower sales or lost customers.

OUTLOOK

Vision and Strategy

The Company closely collaborates with strategic customers to design and manufacture innovative and reliable solutions to help empower a sustainable, connected, and safer world in virtually every market that uses electrical energy.

Within transportation end markets, the Company’s products are found in passenger vehicles and commercial vehicles, like material handling equipment, heavy-duty truck and bus, off-road and recreational vehicles, construction equipment, agricultural machinery, rail, marine and aerospace. The Company is a key enabler of electrification across these transportation applications. The Company is also a key enabler of electronification advancements across these transportation applications. The Company continues to advance its existing customer relationships with OEM, Tier One and channel partners while driving product content growth for advanced, high-growth applications.

Within industrial end markets, the Company’s products are found in renewable energy and energy storage applications, HVAC, factory automation and industrial safety, industrial motor drives and power conversion, electric vehicle charging infrastructure, and heavy and general industrial type applications. The Company utilizes its deep technical engineering capabilities and design support to drive product content growth across high-growth applications like renewables, energy storage, HVAC, and industrial automation and safety.

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

Critical Estimates and Significant Accounting Policies

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The Company has identified the following as its most critical accounting policies and judgments. Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made, and therefore, actual results may differ from these estimates under different assumptions or conditions. The Company has reviewed these critical accounting policies and related disclosures with the Audit Committee of its Board of Directors. Significant accounting policies are more fully described in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

As a result of the 2024 annual goodwill impairment test, the Company recorded non-cash charges of $36.1 million and $8.6 million to reflect the impairment of goodwill for the Industrial controls and sensors reporting unit within the Industrial segment and the Automotive sensors reporting unit within the Transportation segment, respectively. There were no impairment charges recorded during the fiscal years of 2023 and 2022.

The goodwill impairment charge for the Industrial controls and sensors reporting unit was due to a reduction in the estimated fair value of the reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to the expectations of the 2023 annual goodwill impairment test. These lower expectations were driven by lower-than-expected demand in the electric vehicle end market as well as reduced government funding to support charging infrastructures for electric vehicles, primarily in Europe.

The goodwill impairment charge for the Automotive sensors reporting unit was due to reductions in the estimated fair value for the Automotive sensors reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to the expectations of the 2023 annual goodwill impairment test. These lower future expectations were driven by projected declines in end market demand and reduced revenue and profitability with existing customers.

Quantitative Assessment for Impairment

For the seven reporting units with goodwill, the Company compares the estimated fair value of each reporting unit to its carrying value. If the carrying value of a reporting unit exceeds the estimated fair value, the difference between the estimated fair value and carrying value is recorded as the amount of the goodwill impairment charge. The results of the goodwill impairment test as of September 29, 2024 indicated that the estimated fair values for the Industrial controls and sensors and Automotive sensors reporting units were below their respective carrying values. Accordingly, the Company recorded non-cash charges of $36.1 million and $8.6 million, respectively, to reflect the impairment of goodwill for the Industrial controls and sensors reporting unit within the Industrial segment and the Automotive sensors reporting unit within the Transportation segment. As a result of the impairment charge, the Industrial controls and sensors reporting unit had $115.2 million of goodwill as of December 28, 2024. There was no goodwill remaining within the Automotive sensors reporting unit as of December 28, 2024. For the remainder of the Company's reporting units: Electronics-Passive Products and Sensors, Electronics-Semiconductor, Passenger Car Products, Commercial Vehicle Products, and Industrial Circuit Protection, the results of the goodwill impairment test as of September 29, 2024 indicated that their estimated fair values exceeded their respective carrying values.

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

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying value) the goodwill impairment test. With the exception of the Industrial controls and sensors and the Automotive sensors reporting units, the other five reporting units passed the goodwill impairment test, with estimated fair values that exceeded the carrying values between 44% and 409%. As of the most recent annual test conducted on September 29, 2024, the Company noted that the excess of fair value over the carrying value was 108%, 82%, 96%, 44%, and 409% for its reporting units: Electronics-Passive Products and Sensors, Electronics-Semiconductor, Passenger Car Products, Commercial Vehicle Products, and Industrial Circuit Protection, respectively. Relatively small changes in the Company’s key assumptions would not have resulted in any reporting units failing the goodwill impairment test.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term net sales growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. A 1.0% decrease in the long-term net sales growth rate would have resulted in no reporting units failing the goodwill impairment test. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. The estimated discount rate was 10.6% for the Electronics-Passive Products and Sensors, Electronics-Semiconductor, and Industrial Circuit Protection reporting units, 11.5% for the Passenger Car Products and Commercial Vehicle Products reporting units, 12.3% for the Automotive Sensors reporting unit, and 14.9% for the Industrial Controls and Sensors reporting unit. A 1.0% increase in the estimated discount rates would have resulted in no reporting units failing the annual goodwill impairment test. The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates. Additionally, price deterioration or lower volume could have a significant impact on the fair values of the reporting units.

Long-Lived Assets

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Factors which could trigger an impairment review include significant underperformance relative to historical or projected operating results, significant changes in the manner of use of the assets or the strategy for the overall business, and a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. For the fiscal year ended December 28, 2024, the Company recorded non-cash impairment charges of $47.8 million for the impairment of intangible assets, including $47.6 million related to the impairment of certain acquired customer relationships, developed technology, and tradename intangible assets in the Industrial controls and sensors reporting unit within the Industrial segment. The impairment of the intangible assets resulted from lower expectations of future revenue and cash flows driven by lower-than-expected demand in the electrical vehicle end market as well as reduced government funding to support charging infrastructures for electric vehicles, primarily in Europe. The remaining impairment charges included $0.2 million for patents and customer relationships related to the exit of a small business in China within the Industrial segment. In addition, during the first quarter of 2024, the Company recognized a $0.9 million impairment related to certain machinery and equipment in the commercial vehicle business within the Transportation segment. For the fiscal year ended December 30, 2023, the Company recognized a $3.9 million impairment charge related to the land and building of a property in the commercial vehicle business within the Transportation segment that the Company made the decision to donate, a $0.9 million impairment charge substantially related to certain patents in a business within the Industrial segment, and a $0.1 million impairment on certain machinery and equipment in the semiconductor business within the Electronics segment.

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

In accordance with guidance issued by the Financial Accounting Standards Board ("FASB") staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

Further information regarding income taxes, including a detailed reconciliation of current year activity, is provided in Note 14, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report.

Critical Accounting Policies

Revenue Recognition

Revenue Disaggregation

The following table disaggregates the Company’s revenue by primary business units for the fiscal years ended December 28, 2024 and December 30, 2023:

	Fiscal Year Ended December 28, 2024
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$615,372	$—	$—	$615,372
Electronics – Passive Products and Sensors	571,401	—	—	571,401
Commercial Vehicle Products	—	320,549	—	320,549
Passenger Car Products	—	278,332	—	278,332
Automotive Sensors	—	73,553	—	73,553
Industrial Products	—	—	331,561	331,561
Total	$1,186,773	$672,434	$331,561	$2,190,768

	Fiscal Year Ended December 30, 2023
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$767,393	$—	$—	$767,393
Electronics – Passive Products and Sensors	583,033	—	—	583,033
Commercial Vehicle Products	—	323,758	—	323,758
Passenger Car Products	—	266,004	—	266,004
Automotive Sensors	—	88,516	—	88,516
Industrial Products	—	—	333,953	333,953
Total	$1,350,426	$678,278	$333,953	$2,362,657

	Fiscal Year Ended December 31, 2022
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$802,281	$—	$—	$802,281
Electronics – Passive Products and Sensors	690,538	—	—	690,538
Commercial Vehicle Products	—	374,707	—	374,707
Passenger Car Products	—	249,470	—	249,470
Automotive Sensors	—	91,963	—	91,963
Industrial Products	—	—	304,938	304,938
Total	$1,492,819	$716,140	$304,938	$2,513,897
See Note 16, Segment Information, for net sales by segment and country.

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

Allowance for Credit Losses

The Company currently measures the expected credit losses based on our historical credit loss experience. The Company has not experienced significant recent or historical credit losses and is not forecasting any significant credit losses which would require adjustments to our methodology. If current conditions and supportable forecasts indicate that our historical loss experience is not reasonable and no longer supportable, the Company may adjust its historical credit loss experience to reflect these conditions and forecasts. The Company regularly analyzes its significant customer accounts and, when the Company becomes aware of a customer’s inability to meet its financial obligations, records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also analyzes all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical collection and loss experience. Historically, the allowance for credit losses has been adequate to cover bad debts. If circumstances related to specific customers change, the estimates of the recoverability of receivables could be further adjusted.

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

Pension Plans

The Company records annual income and expense amounts relating to its pension and postretirement benefits plans based on calculations which include various actuarial assumptions including discount rates, expected long-term rates of return, and compensation increases. The Company reviews its actuarial assumptions on an annual basis as of the fiscal year-end balance sheet date (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumption based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the Consolidated Balance Sheets but are generally amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive loss. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The Company maintains several pension plans in international locations. The expected returns on plan assets and discount rates are determined based on each plan’s investment approach, local interest rates and plan participant profiles. The weighted-average discount rates for the Company’s defined benefit plans primarily in Europe and the Asia-Pacific regions at December 28, 2024 and December 30, 2023 were both 5.6%.

On October 4, 2024, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company will be required to pay pension payments to the Company’s United Kingdom pension plan to match required pension payments until a later buyout, at which point the insurance company will directly pay and administer the benefits to the plan's participants, or to their designated beneficiaries. The purchase of this group annuity contract will reduce the Company’s outstanding pension benefit obligation by approximately $23 million, representing approximately 33% of the total obligations of the Company’s qualified pension plans, and will be funded with pension plan assets and additional cash on hand. In connection with this transaction, the Company currently expects to record a one-time non-cash settlement charge in 2026 estimated between $6 million and $8 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. The actual settlement charge could differ from this estimate due to final data and plan wind-up expenses.

Equity-Based Compensation

Equity-based compensation expense is recorded for stock-option awards and restricted share units based upon the fair values of the awards. The fair value of stock-option awards is estimated at the grant date using the Black-Scholes option pricing model, which includes assumptions for volatility, expected term, risk-free interest rate, and dividend yield. Expected volatility is based on implied volatilities from traded options on Littelfuse stock, historical volatility of Littelfuse stock, and other factors. Historical data is used to estimate employee termination experience and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company initiated a quarterly cash dividend in 2010 and expects to continue making cash dividend payments for the foreseeable future. The fair value of restricted share units is determined based on the Company's stock price on the grant date reduced by the present value of expected dividends through the vesting period.

Total equity-based compensation expense for all equity compensation plans was $27.4 million, $25.7 million, and $24.6 million in 2024, 2023, and 2022, respectively. Further information regarding this expense is provided in Note 12, Stock-Based Compensation, of the Notes to Consolidated Financial Statements included in this Annual Report.

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 28, 2024 AS COMPARED TO THE YEAR ENDED DECEMBER 30, 2023

Fiscal year 2024 included $93.5 million of non-cash impairment charges, which included $47.8 million for the impairment of intangible assets primarily related to certain acquired customer relationships, developed technology, and tradename in the

Industrial controls and sensors reporting unit within the Industrial segment, and $36.1 million and $8.6 million of non-cash goodwill impairment charges associated with the Industrial controls and sensors reporting unit within the Industrial segment and the Automotive sensors reporting unit within the Transportation segment, respectively. The remaining impairment charges included $0.2 million for patents and customer relationships related to the exit of a small business in China within the Industrial segment. In addition, during the first quarter of 2024, the Company recognized a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment. The Company also recognized total restructuring charges of $14.9 million, primarily for employee termination costs related to the reorganization of certain manufacturing, selling and administrative functions in the semiconductor business within the Electronics segment and the reorganization of certain selling and administrative functions in the commercial vehicle business within the Transportation segment. See Note 8, Restructuring, Impairment and Other Charges, for further discussion. Also included in "Other" Operating income was $5.1 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, a gain of $1.0 million for the sale of two buildings within the Transportation segment, and a gain of $0.5 million recorded for the sale of a land use right within the Electronics segment.

Fiscal year 2023 included $28.2 million of non-segment charges, of which $11.7 million related to legal and professional fees and other integration expenses related to completed and contemplated acquisitions and $16.5 million of restructuring, impairment and other charges, primarily associated with employee termination costs and a $3.9 million impairment charge for the land and building in the commercial vehicle business within the Transportation segment. See Note 8, Restructuring, Impairment, and Other Charges, for further discussion.

Fiscal year 2024 also included approximately $9.2 million in foreign currency exchange gains primarily attributable to changes in the value of the Euro, Korean won, and Chinese renminbi against the U.S. dollar, while fiscal year 2023 included approximately $12.3 million in foreign currency exchange losses primarily attributable to changes in the value of the Euro, Sterling, and Chinese renminbi against the U.S. dollar.

	Fiscal Year
(in thousands, except % change)	2024	2023	Change	% Change
Net sales	$2,190,768	$2,362,657	$(171,889)	(7.3)%
Cost of sales	1,403,226	1,462,416	(59,190)	(4.0)%
Gross profit	787,542	900,241	(112,699)	(12.5)%
Operating expenses	628,762	539,379	89,383	16.6%
Operating income	158,780	360,862	(202,082)	(56.0)%
Other income, net	(22,570)	(19,901)	2,669	13.4%
Income before income taxes	151,863	328,598	(176,735)	(53.8)%
Income taxes	51,673	69,113	(17,440)	(25.2)%
Net income	100,190	259,485	(159,295)	(61.4)%

Net Sales

Net sales were $2,190.8 million, which decreased by $171.9 million, or 7.3% compared to 2023, including $7.9 million of unfavorable changes in foreign exchange rates for 2024 compared to 2023. The net sales decrease was primarily due to lower volume of $163.7 million in the Electronics segment, primarily driven by reduced demand and inventory rebalancing in the semiconductor business.

Cost of Sales

Cost of sales was $1,403.2 million, or 64.1% of net sales, in 2024 compared to $1,462.4 million, or 61.9% of net sales, in 2023. As a percent of net sales, cost of sales increased 2.2% driven by lower volume in the Electronics segment, partially offset by improved margin from all businesses within the Transportation segment driven by favorable price, product mix and cost reduction initiatives. In addition, during the year ended December 28, 2024, the Company identified certain errors in its previously issued financial statements that have now been corrected through cumulative out-of-period adjustments in the financial statements as of and for the year ended December 28, 2024. The error that was identified by management related to the valuation and existence of inventory that originated in prior periods at certain of our non-U.S. manufacturing locations within the Transportation and Industrial segments. As a result, the Company recorded an out-of-period adjustment of $13.5 million in the year ended December 28, 2024, of which $12.3 million was the cumulative out-of-period adjustment related to fiscal years prior to 2024. The out-of-period adjustment negatively impacted cost of sales as percentage of net sales by 0.6%.

Gross Profit

Gross profit was $787.5 million, or 35.9% of net sales, in 2024, compared to $900.2 million, or 38.1% of net sales, in 2023. The $112.7 million decrease in gross profit was primarily due to lower volume in the Electronics and Industrial segments, partially offset by improved margin from all businesses within the Transportation segment driven by favorable price, product mix and cost reduction initiatives. As mentioned above, the out-of-period adjustments of $13.5 million negatively impacted gross margin by 0.6%.

Operating Expenses

Total operating expenses were $628.8 million, or 28.7% of net sales, for 2024 compared to $539.4 million, or 22.8% of net sales, for 2023. The increase in operating expenses of $89.4 million was primarily due to an increase in restructuring, impairment, and other charges of $91.9 million, which included a non-cash impairment charge of $47.8 million for the impairment of intangible assets primarily related to certain acquired customer relationships, developed technology, and tradename in the Industrial controls and sensors reporting unit within the Industrial segment, and $36.1 million and $8.6 million of non-cash goodwill impairment charges associated with the Industrial controls and sensors reporting unit within the Industrial segment and the Automotive sensors reporting unit within the Transportation segment, respectively. Additionally, the Company incurred higher research and development expenses of $5.3 million. These increases in operating expenses were partially offset by lower selling, general, and administrative expenses of $4.2 million as a result of lower legal and professional fees and other integration expenses related to completed and contemplated acquisitions and lower amortization expense of $3.7 million.

Operating Income

Operating income for 2024 was $158.8 million, a decrease of $202.1 million or 56.0% compared to $360.9 million for 2023. The decrease in operating income was due to lower operating income of $130.7 million from the Electronics segment and higher operating expenses due to the non-cash charge of $92.6 million from the impairment of intangible assets and goodwill as noted above, partially offset by higher operating income of $24.9 million from the Transportation segment. Operating margins decreased from 15.3% in 2023 to 7.2% in 2024 primarily driven by lower volume in the Electronics segment and the higher operating expenses mentioned above. The total non-cash charges of $92.6 million from the impairment of intangible assets and goodwill negatively impacted the 2024 operating margin by 4.2%.

Income Before Income Taxes

Income before income taxes for 2024 was $151.9 million, or 6.9% of net sales compared to $328.6 million, or 13.9% of net sales for 2023. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily benefited by foreign exchange gains of $9.2 million in the fiscal year 2024 compared to foreign exchange losses of $12.3 million in the fiscal year 2023, and higher interest income of $9.0 million from short-term investments in cash equivalents, partially offset by higher coal mine charges of $1.8 million and non-operating pension expense.

Income Taxes

Income tax expense for 2024 was $51.7 million, or an effective tax rate of 34.0%, compared to income tax expense of $69.1 million, or an effective tax rate of 21.0% for 2023. The effective tax rate for 2024 is higher than the effective tax rate for 2023, primarily due to the impact of goodwill impairments and non-US losses with no related tax benefit. The effective tax rate for 2024 is higher than the statutory tax rate primarily due to the impact of goodwill impairments and non-US losses with no related tax benefit as previously noted. Further information regarding these items is provided in Note 14, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report.

Segment Information

The Company reports its operations by the following segments: Electronics, Transportation and Industrial. Segment information is described more fully in Note 16, Segment Information, of the Notes to Consolidated Financial Statements included in this Annual Report.

The following table is a summary of the Company’s net sales and operating income by segment:

Net Sales	Fiscal Year
(in millions)	2024	2023	Change	% Change
Electronics	$1,186.8	$1,350.4	$(163.7)	(12.1)%
Transportation	672.4	678.3	(5.9)	(0.9)%
Industrial	331.6	334.0	(2.4)	(0.7)%
Total	$2,190.8	$2,362.7	$(171.9)	(7.3)%

Segment Operating Income	Fiscal Year
(in millions)	2024	2023	Change	% Change
Electronics	$169.9	$300.6	$(130.7)	(43.5)%
Transportation	58.6	33.7	24.9	73.9%
Industrial	42.3	54.8	(12.5)	(22.8)%
Total segment operating income	270.8	389.1	(118.3)
Other (a)	(112.0)	(28.2)	(83.8)
Total Operating income	$158.8	$360.9	$(202.1)	(56.0)%

(a) Included in “Other” Operating income for the 2024 was $93.5 million of non-cash impairment charges, which included $47.8 million for the impairment of intangible assets primarily related to certain acquired customer relationships, developed technology, and tradename in the Industrial controls and sensors reporting unit within the Industrial segment, and $36.1 million and $8.6 million of non-cash goodwill impairment charges associated with the Industrial controls and sensors reporting unit within the Industrial segment and the Automotive sensors reporting unit within the Transportation segment, respectively. The remaining impairment charges included $0.2 million for patents and customer relationships related to the exit of a small business in China within the Industrial segment. In addition, during the first quarter of 2024, the Company recognized a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment. The Company also recognized total restructuring charges of $14.9 million, primarily for employee termination costs related to the reorganization of certain manufacturing, selling and administrative functions in the semiconductor business within the Electronics segment and the reorganization of certain selling and administrative functions in the commercial vehicle business within the Transportation segment. See Note 8, Restructuring, Impairment and Other Charges, for further discussion. Also included in "Other" Operating income was $5.1 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, a gain of $1.0 million for the sale of two buildings within the Transportation segment, and a gain of $0.5 million recorded for the sale of a land use right within the Electronics segment.

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

Electronics Segment

Net Sales

Net sales for the Electronics segment decreased $163.7 million, or 12.1%, in 2024 compared to 2023 and included unfavorable changes in foreign exchange rates of $4.3 million or 0.3%. The net sales decrease was mainly due to lower volume from the semiconductor business of $152.0 million and to a lesser extent the electronics products business driven by inventory rebalancing at certain distributors and reduced demand across certain electronics markets, including consumer facing and personal electronics, as well as industrial markets.

Operating Income

Operating income was $169.9 million, representing a decrease of $130.7 million, or 43.5%, in 2024 compared to $300.6 million in 2023. The decrease in operating income was primarily due to lower volume leverage and unfavorable product mix that were partially offset by cost control initiatives. Operating margins decreased from 22.3% in 2023 to 14.3% in 2024 primarily due to the lower volume from the semiconductor business.

Transportation Segment

Net Sales

Net sales in the Transportation segment decreased $5.9 million, or 0.9%, in 2024 compared to 2023 and included unfavorable changes in foreign exchange rates of $2.4 million or 0.4%. The sales decrease was mainly driven by lower volume of $15.0 million and $3.2 million from the automotive sensors and the commercial vehicles businesses, respectively, due to the strategic exit of certain lower margin products and reduced demand largely due to inventory rebalancing at certain distributors and customers, partially offset by a sales increase of $12.3 million from the passenger car business driven by the ongoing electronification and electrification of vehicles and vehicle content growth.

Operating Income

Operating income was $58.6 million, representing an increase of $24.9 million, or 73.9%, in 2024 compared to $33.7 million in 2023. The increase in operating income was primarily due to favorable price and cost reduction initiatives from the commercial vehicle business. Operating margins increased from 5.0% to 8.7% primarily driven by favorable price and product mix and cost reduction initiatives from the commercial vehicle business. In addition, as mentioned above, during the year ended December 28, 2024, the Company identified certain errors in its previously issued financial statements that have now been corrected through cumulative out-of-period adjustments in the financial statements as of and for the year ended December 28, 2024. The out-of-period adjustment related to the Transportation segment was $11.1 million, which negatively impacted operating margin by 1.7%.

Industrial Segment

Net Sales

The Industrial segment net sales decreased by $2.4 million, or 0.7%, in 2024 compared to 2023 and included unfavorable changes in foreign exchange rates of $1.2 million or 0.4%. The sales decrease was due to lower volume across industrial control products driven by softer end market demand in the first half of 2024.

Operating Income

Operating income was $42.3 million, representing a decrease of $12.5 million, or 22.8%, in 2024 compared to $54.8 million in 2023. The decrease in operating income was driven by lower volume due to reduced industrial end market demand across industrial control products and industrial circuit protection along with cost inflation. Operating margins were 12.8% in 2024 compared to 16.4% in 2023. The decrease in operating margin was due to cost inflation, partially offset by favorable price. In addition, as mentioned above, during the year ended December 28, 2024, the Company identified certain errors in its previously issued financial statements that have now been corrected through cumulative out-of-period adjustments in the financial statements as of and for the year ended December 28, 2024. The out-of-period adjustment related to the Industrial segment was $4.1 million, which negatively impacted operating margin by 1.2%.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Fiscal Year
(in millions)	2024	2023	Change	% Change
Americas	$900.4	$901.5	$(1.1)	(0.1)%
Asia-Pacific	824.7	898.9	(74.2)	(8.3)%
Europe	465.7	562.3	(96.6)	(17.2)%
Total	$2,190.8	$2,362.7	$(171.9)	(7.3)%

Americas

Net sales in the Americas decreased $1.1 million, or 0.1%, in 2024 compared to 2023 and included unfavorable changes in foreign exchange rates of $0.7 million. The decrease in net sales was primarily due to lower volume from the semiconductor business within the Electronics segment, partially offset by higher volume from the Industrial segment and the commercial vehicle and passenger car products businesses within the Transportation segment compared to 2023.

Asia-Pacific

Asia-Pacific net sales decreased $74.2 million, or 8.3%, in 2024 compared to 2023 and included unfavorable changes in foreign exchange rates of $9.2 million. The decrease in net sales was primarily due to lower net sales from the semiconductor business within the Electronics segment and the industrial circuit protection business within the Industrial segment, partially offset by higher net sales from the passenger car products business within the Transportation segment compared to 2023.

Europe

Europe net sales decreased $96.6 million, or 17.2%, in 2024 compared to 2023 and included favorable changes in foreign exchange rates of $2.0 million. The decrease in net sales was primarily due to lower net sales from the Electronics segment and lower net sales from the commercial vehicle and automotive sensors businesses within the Transportation segment compared to 2023.

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

Fiscal year 2022 included $43.2 million of non-segment charges, of which $17.6 million related to legal and professional fees and other integration expenses primarily associated with the C&K Switches and Carling acquisitions and other contemplated acquisitions, $15.6 million of purchase accounting inventory step-up charges, and $10.0 million of restructuring, impairment and other charges, primarily related to employee termination costs and a $2.9 million intangible asset impairment charge within the Electronics segment in the fourth quarter of 2022. See Note 8, Restructuring, Impairment and Other Charges, for further discussion.

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

Net Sales

Net sales were $2,362.7 million, which decreased by $151.2 million, or 6.0% compared to 2022, including $0.7 million of favorable changes in foreign exchange rates for 2023 compared to 2022. The sales decrease was primarily due to lower volume in the Electronics segment and the commercial vehicle business within the Transportation segment that more than offset $105.1 million or 4.2% of incremental net sales from the C&K Switches and Western Automation acquisitions and higher volume from the Industrial segment.

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

Gross Profit

Gross profit was $900.2 million, or 38.1% of net sales, in 2023, compared to $1,006.9 million, or 40.1% of net sales, in 2022. The $106.7 million decrease in gross profit was primarily due to lower volume in the Electronics segment and the commercial vehicle business within the Transportation segment, partially offset by the acquisition of C&K Switches within the Electronics segment, and volume leverage and favorable product mix from the Industrial segment and $15.6 million or 0.6% of purchase accounting inventory charges recorded during the first nine months of 2022.

Operating Expenses

Total operating expenses were $539.4 million, or 22.8% of net sales, for 2023 compared to $506.1 million, or 20.1% of net sales, for 2022. The increase in operating expenses of $33.3 million was primarily due to higher selling, general, and administrative expenses of $9.8 million, higher amortization expense of $10.1 million and research and development expenses of $6.8 million mainly due to the C&K Switches and Western Automation acquisitions. Additionally, the Company incurred an increase in restructuring, impairment, and other charges of $6.5 million primarily related to the reorganization of certain manufacturing, selling and administrative functions within the Transportation and Industrial segments and a $3.9 million impairment charge related to the land and building of a property in the commercial vehicle business within the Transportation segment. This increase in operating expenses was partially offset by lower variable incentive compensation expense.

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

The following table is a summary of the Company’s net sales and operating income by segment:

Net Sales	Fiscal Year
(in millions)	2023	2022	Change	% Change
Electronics	$1,350.4	$1,492.8	$(142.4)	(9.5)%
Transportation	678.3	716.2	(37.9)	(5.3)%
Industrial	334.0	304.9	29.1	9.5%
Total	$2,362.7	$2,513.9	$(151.2)	(6.0)%

Segment Operating Income	Fiscal Year
(in millions)	2023	2022	Change	% Change
Electronics	$300.6	$431.6	$(131.0)	(30.4)%
Transportation	33.7	63.5	(29.8)	(47.0)%
Industrial	54.8	48.9	5.9	12.1%
Total segment operating income	389.1	544.0	(154.9)
Other (a)	(28.2)	(43.2)	15.0
Total Operating income	$360.9	$500.8	$(139.9)	(30.9)%

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

Electronics Segment

Net Sales

Net sales for the Electronics segment decreased $142.4 million, or 9.5%, in 2023 compared to 2022 and included favorable changes in foreign exchange rates of $2.1 million or 0.1%. The sales decrease was mainly due to lower volume from the Electronics products business driven by inventory rebalancing at certain distributors and reduced demand across certain electronics markets, including consumer facing and personal electronics, and telecom, which more than offset the incremental net sales of $91.9 million from the C&K Switches acquisition.

Operating Income

Operating income was $300.6 million, representing a decrease of $131.0 million, or 30.4%, in 2023 compared to $431.6 million in 2022. The decrease in operating income was primarily due to lower volume mainly driven from the Electronics products business, which more than offset the incremental volume from the C&K Switches acquisition. Operating margins decreased from 28.9% in 2022 to 22.3% in 2023 primarily due to the lower volume.

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

Americas

Net sales in the Americas decreased $90.8 million, or 9.2%, in 2023 compared to 2022 and included unfavorable changes in foreign exchange rates of $0.1 million. The decrease in net sales was primarily due to lower volume from the electronics products business within the Electronics segment and lower sales from the commercial vehicle business within the Transportation segment, partially offset by incremental sales from C&K Switches acquisition within the Electronics segment and higher sales within the Industrial segment compared to 2022.

Asia-Pacific

Asia-Pacific net sales decreased $121.0 million, or 11.9%, in 2023 compared to 2022 and included unfavorable changes in foreign exchange rates of $12.3 million. The decrease in net sales was primarily due to lower net sales from electronics products business within the Electronics segment and lower net sales from the commercial vehicle business within the Transportation segment, partially offset by incremental sales from C&K Switches acquisition within the Electronics segment and Western Automation acquisition within in the Industrial segment compared to 2022.

Europe

Europe net sales increased $60.6 million, or 12.1%, in 2023 compared to 2022 and included favorable changes in foreign exchange rates of $13.1 million. The increase in net sales was primarily due to incremental sales from the acquisition of C&K Switches, increased volume from the semiconductor business within the Electronics segment and the passenger car products business within the Transportation segment, and the incremental sales from the Western Automation acquisition included within the Industrial segment, partially offset by lower net sales from the electronics products business within the Electronics segment.

Liquidity and Capital Resources

Cash and cash equivalents were $724.9 million as of December 28, 2024, an increase of $169.4 million as compared to December 30, 2023.

As of December 28, 2024, $422.8 million of the Company's $724.9 million cash and cash equivalents was held by non-U.S. subsidiaries. Of the $422.8 million, at least $228.7 million can be repatriated with minimal tax consequences, although in certain cases a non-U.S.withholding tax would be payable but subsequently refunded. With respect to the remaining $194.1 million, the Company has recognized deferred tax liabilities on approximately $49.7 million as of December 28, 2024 because the amounts are not considered to be permanently reinvested, and the Company may access additional amounts through loans and other means. Repatriation of some non-U.S. cash balances is restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions and tax laws could result in changes to these judgments and the need to record additional tax liabilities.

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the fiscal year ended December 28, 2024, the Company made term loan payments of $7.5 million. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $281.3 million, respectively, as of December 28, 2024.

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

As of December 28, 2024, the effective interest rate on unhedged portion of the outstanding borrowings under the credit facility was 5.71%, and 4.13% on the hedged portion.

As of December 28, 2024, the Company had $0.1 million outstanding letters of credit and had available $599.9 million of borrowing capacity under the revolving credit facility. As of December 28, 2024, the Company was in compliance with all covenants under the credit agreement.

Senior Notes

On December 8, 2016, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold €212 million aggregate principal amount of senior notes in two series. The funding date for the Euro denominated senior notes occurred on December 8, 2016 for €117 million in aggregate amount of 1.14% Senior Notes, Series A, due December 8, 2023 (“Euro Senior Notes, Series A due 2023”), and €95 million in aggregate amount of 1.83% Senior Notes, Series B due December 8, 2028 (“Euro Senior Notes, Series B due 2028”) (together, the “Euro Senior Notes”). During the fiscal year ended December 30, 2023, the Company paid off €117 million of Euro Senior Notes, Series A due 2023. Interest on the Euro Senior Notes, Series B due 2028 is payable semiannually on June 8 and December 8, commencing June 8, 2017.

On December 8, 2016, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold $125 million aggregate principal amount of senior notes in two series. On February 15, 2017, $25 million in aggregate principal amount of 3.03% Senior Notes, Series A, due February 15, 2022 (“U.S. Senior Notes, Series A due 2022”), and $100 million in aggregate principal amount of 3.74% Senior Notes, Series B, due February 15, 2027 (“U.S. Senior Notes, Series B due 2027”) (together, the “U.S. Senior Notes due 2022 and 2027”) were funded. During the fiscal year ended December 31, 2022, the Company paid off $25 million of U.S. Senior Notes, Series A due 2022. Interest on the U.S. Senior Notes, Series B due 2027 is payable semiannually on February 15 and August 15, commencing August 15, 2017.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. As of December 28, 2024, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to note holders and are required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Debt Covenants
The Company was in compliance with its debt covenants as of December 28, 2024. As of December 28, 2024, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions

Dortmund Fab: On December 31, 2024, the Company completed the acquisition of a 200mm wafer fab located in Dortmund, Germany (“Dortmund Fab”) from Elmos Semiconductor SE. The total purchase price for the Dortmund Fab is approximately 94 million Euro, of which 37.2 million Euro down payment (approximately $40.5 million) was recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets. The down payment was paid in the third quarter of 2023 after regulatory approvals, and 56.7 million Euro was paid at closing. The transaction did not have any impact on the Company's 2024 financial results and reported in the Electronics-Semiconductor business within the Company’s Electronics segment. The acquisition was funded with the Company’s cash on hand.

On February 3, 2023, the Company completed the acquisition of Western Automation for approximately $162 million in cash. Headquartered in Galway, Ireland, Western Automation is a designer and manufacturer of electrical shock protection devices used across a broad range of high-growth end markets, including electric vehicle charging infrastructure, industrial safety and renewables. At the time the Company and Western Automation entered into the definitive agreement, Western Automation had annualized sales of approximately $25 million. The business is reported within the Company’s Industrial segment. The Company financed the transaction with cash on hand.

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

Cash Flow Overview

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes, and other operating activities.

The following describes the Company’s cash flows for the fiscal year ended December 28, 2024 and December 30, 2023:

	Fiscal Year
(in millions)	2024	2023
Net cash provided by operating activities	$367.6	$457.4
Net cash used in investing activities	(65.8)	(284.3)
Net cash used in financing activities	(112.4)	(185.7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(20.1)	4.8
Increase (decrease) in cash, cash equivalents, and restricted cash	169.3	(7.8)
Cash, cash equivalents, and restricted cash at beginning of period	557.1	564.9
Cash, cash equivalents, and restricted cash at end of period	$726.4	$557.1

Cash Flow from Operating Activities

Net cash provided by operating activities was $367.6 million for the fiscal year 2024, a decrease of $89.8 million, compared to $457.4 million during the fiscal year 2023. The decrease in net cash provided by operating activities was primarily due to lower cash earnings.

Cash Flow from Investing Activities

Net cash used in investing activities was $65.8 million for the fiscal year 2024, compared to $284.3 million during the fiscal year 2023. Net cash paid for acquisitions was $198.8 million for the Western Automation and Dortmund Fab acquisitions during the fiscal year 2023. Capital expenditures were $75.9 million, representing a decrease of $10.3 million compared to the fiscal year 2023. The Company also received proceeds of $10.8 million mainly from the sale of a land use right within the Electronics segment and two buildings from the Transportation segment during the fiscal year 2024 as compared to proceeds of $0.8 million from the sale of a property within the Electronics segment during the fiscal year 2023.

Cash Flow from Financing Activities

Net cash used in financing activities was $112.4 million for the fiscal year 2024 compared to $185.7 million during the fiscal year 2023. During the fiscal year 2024, the Company paid $7.5 million on the term loan. During the fiscal year 2023, the Company paid $121.3 million (€117 million) of Euro Senior Notes, Series A due 2023 and $7.5 million on the term loan. The Company paid dividends of $67.1 million and $62.2 million for the fiscal year 2024 and 2023, respectively, representing an increase of $4.9 million from the fiscal year 2023. Additionally, the Company repurchased 179,311 shares of its common stock totaling $40.9 million during the fiscal year 2024.

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

Cash Flow from Investing Activities

Net cash used in investing activities was $284.3 million for the fiscal year 2023, compared to $636.4 million during the fiscal year 2022. Net cash paid for acquisitions was $198.8 million for the Dortmund Fab and Western Automation acquisitions during the fiscal year 2023 versus $532.7 million primarily for the C&K Switches and Embed acquisitions during the fiscal year 2022. Capital expenditures were $86.2 million, representing a decrease of $18.2 million compared to the fiscal year 2022. The Company also received proceeds of $0.8 million primarily from the sale of a property within the Electronics segment during the fiscal year 2023 as compared to proceeds of $0.7 million from the sale of a property within the Transportation segment during the fiscal year 2022.

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

Contractual Obligations and Commitments

The following table summarizes outstanding contractual obligations and commitments as of December 28, 2024:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	Greater than 5 Years
Long-term debt(a)	$858,880	$67,612	$467,341	$98,927	$225,000
Interest payments(b)	128,020	37,002	57,910	19,920	13,188
Operating and finance lease payments(c)	93,748	17,547	21,577	18,287	36,337
Income tax obligation(d)	8,192	8,192	—	—	—
Purchase obligations(e)	27,749	26,268	1,034	447	—
Total	$1,116,589	$156,621	$547,862	$137,581	$274,525

(a)Excludes offsetting issuance costs of $2.8 million. Euro denominated debt amounts are converted based on the Euro to U.S. Dollar spot rate at year end. For more information see Note 9, Debt, of the Notes to Consolidated Financial Statements.

(b)Amounts represent estimated contractual interest payments on outstanding debt. Rates in effect as of December 28, 2024 are used for variable rate debt. For more information see Note 9, Debt, of the Notes to Consolidated Financial Statements.

(c)For more information see Note 7, Lease Commitments, of the Notes to Consolidated Financial Statements.

(d)The income tax obligation represents the remaining amounts payable regarding the 2017 Littelfuse Toll Charge. The Company has elected to pay the 2017 Littelfuse Toll Charge over the eight-year period prescribed by the Tax Act. The anticipated 2025 annual installment payment of $8.2 million, which represents the eighth and final required installment, is included in Accrued income taxes, on the Consolidated Balance Sheet as of December 28, 2024. For more information see Note 14, Income Taxes, of the Notes to Consolidated Financial Statements.

(e)Purchase obligations include purchase commitments and commitments for capital expenditures not recognized in the Company’s Consolidated Balance Sheets.

In addition to the above contractual obligations and commitments, the Company had the following obligations at December 28, 2024:

The Company has Company-sponsored defined benefit pension plans covering employees at various non-U.S. subsidiaries including the U.K., Germany, the Philippines, China, Japan, Mexico, Italy, and France. At December 28, 2024, the Company had a net unfunded status of $31.3 million. The Company expects to make approximately $1.2 million of contributions to the plans and pay $2.1 million of benefits directly in 2025. For additional information, see Note 11, Benefit Plans, of the Notes to Consolidated Financial Statements.

Dividends

Cash dividends paid totaled $67.1 million, $62.2 million and $55.9 million for 2024, 2023 and 2022, respectively. On January 28, 2025, the Board of Directors of the Company declared a quarterly cash dividend of $0.70 per share, payable on March 6, 2025 to stockholders of record as of February 20, 2025.

Capital Resources

The Company expends capital to support its operating and strategic plans. Such expenditures include strategic acquisitions, investments to maintain capital assets, develop new products or improve existing products, and to enhance capacity or productivity. Many of the associated projects have long lead-times and require commitments in advance of actual spending.

Share Repurchase Program

The Company's Board of Directors authorized the repurchase of up to $300 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 ("2021 program"). On April 25, 2024, the Company's Board of Directors authorized a new three-year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period May 1, 2024 to April 30, 2027 ("2024 program") to replace the expired 2021 program.

During the fiscal year of 2024, the Company repurchased 179,311 shares of its common stock totaling $40.9 million, of which, $38.9 million was pursuant to the 2021 program and $2.0 million was pursuant to the 2024 program. There is $298.0 million of an authorized amount not yet purchased under the 2024 program as of December 28, 2024. During the fiscal years of 2023 and 2022, the Company did not repurchase any shares of its common stock.

Off-Balance Sheet Arrangements

As of December 28, 2024, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The revolving loan and term loan balance under the Credit Facility was $100.0 million and $281.3 million, respectively, as of December 28, 2024. On May 12, 2022, the Company entered into an interest rate swap agreement to manage interest rate risk exposure, effectively converting the interest rate on the Company's SOFR based floating-rate loans to a fixed-rate. The interest rate swap, with a notional value of $200 million, was designated as a cash flow hedge against the variability of cash flows associated with the Company's SOFR based loans scheduled to mature on June 30, 2027. The cash flow hedge reduces the Company exposure to future interest rate fluctuation. After consideration of the hedge above, the remaining borrowings of $181.3 million, which represents approximately 21% of the Company's total debt, is subject to future interest rate fluctuations which could potentially have a negative impact on the Company's cash flows. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its credit facility would result in an increase of approximately $1.8 million in annual interest expense. This exposure would be partially if not fully offset by higher interest income from the Company's investments.

Foreign Exchange Rate Risk

The majority of the Company’s operations consist of manufacturing and sales activities in foreign countries. The Company has operations in China, France, Germany, India, Ireland, Mexico, Philippines, U.K., Japan, Lithuania, Netherlands, Portugal, Singapore, South Korea, Spain, U.S., and Vietnam. During 2024, sales to customers outside the U.S. were approximately 63% of total net sales. During 2023, sales to customers outside the U.S. were approximately 65% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Chinese renminbi, Japanese yen, or Korean won.

The Company’s foreign exchange exposures result primarily from intercompany loans, external borrowings, sale of products in foreign currencies, foreign currency denominated purchases, employee-related, and other costs of running operations in foreign countries. The Company’s most significant foreign currency exposures are to the euro, Chinese renminbi, Mexican peso, and Philippine peso. Changes in foreign exchange rates could affect the Company’s sales, costs, balance sheet values, and earnings. In July 2024, the Company implemented a hedging program to manage foreign currency risk exposure related to fluctuations between the U.S. dollar and Mexican peso. These foreign currency zero cost collars are designated as cash flow hedges for a portion of our Mexican peso-denominated manufacturing expenses, predominantly salary expenses, vendor payments, and utility expenses.

At December 28, 2024, the net value of the Company’s assets with exposure to foreign currency risk was approximately $26.3 million, with the largest exposure being a Japanese Yen denominated intercompany loan with a U.S. Dollars functional currency subsidiary. The reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive asset instruments would be $2.6 million at December 28, 2024. At December 28, 2024, the net value of the Company’s liabilities with exposure to foreign currency risk was $5.5 million, with the largest exposure being U.S. Dollar denominated intercompany loans with a Mexican Peso functional currency subsidiary. The reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive liability instruments would be $0.5 million at December 28, 2024. As a result of the mix in currencies impacting the hypothetical 10% changes, the movements in some instruments would offset movements in other instruments reducing the hypothetical exposure to the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Littelfuse, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Littelfuse, Inc. and subsidiaries (the “Company”) as of December 28, 2024, the related consolidated statements of net income, comprehensive income, equity, and cash flows, for the period ended December 28, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024, and the results of its operations and its cash flows for the period ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2025, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

Basis for opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill and Other Intangible Assets– Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company engages a third-party appraisal firm to assist in the Company’s determination of the estimated fair values for each reporting unit. This determination includes estimating the fair value of each reporting unit using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected operating results, economic projections, anticipated future cash flows, discount rates and the allocation of shared or corporate items. The market approach estimates fair values using comparable marketplace fair value data from within a comparable industry grouping.

The Company evaluates the recoverability of other long-lived assets, including certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. When the Company determines that the carrying value of long-lived assets may not be recoverable, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

We identified the valuation of goodwill and the acquired customer relationships intangible asset within the Industrial controls and sensors reporting unit (“reporting unit”) as a critical audit matter because of the reporting unit’s historical performance as compared to projections and because of the significant judgments made by management to estimate the respective fair values. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when auditing management’s judgments related to (1) forecasts of revenue and earnings before interest, taxes, and amortization (“EBITA”), the selection of the peer group companies and associated market multiples, and the selection of the discount rate in estimating the fair value of the reporting unit, and related to (2) the forecast of revenue and the selection of the discount rate in estimating the fair value of the customer relationships intangible asset.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to (1) the Company’s forecasts of revenue and EBITA, the selection of the peer group companies and associated market multiples, and the selection of the discount rate used by management to estimate the fair value of the reporting unit and (2) the forecast of revenue and the selection of the discount rate in estimating the fair value of the customer relationship intangible asset, included the following, among others:

•We tested the design and operating effectiveness of controls over the annual goodwill impairment assessment and the customer relationships intangible asset impairment assessment, including those over (1) the preparation of the revenue and EBITA forecasts, the selection of peer group companies and associated market multiples, and the selection of the discount rate to estimate the fair value of the reporting unit and (2) the preparation of the revenue forecast and the selection of the discount rate to estimate the fair value of the customer relationship intangible asset.
•We evaluated management’s ability to accurately forecast revenue and EBITA (“forecasts”) by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to:
◦Internal communications to management and the Board of Directors.
◦Historical results, third-party economic research, industry performance, and peer company performance.
◦Actual results from the September 29, 2024, annual measurement date to December 28, 2024.

•We performed sensitivity analyses to evaluate changes to both impairment tests if key assumptions are changed.

•With the assistance of our fair value specialists, for the customer relationships intangible asset impairment assessment, we assessed the reasonableness of the valuation methodology and the discount rate, by:
◦Evaluating whether the fair value model being used is appropriate considering the Company’s circumstances and valuation premise identified.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.
◦Testing the underlying source information and mathematical accuracy of the calculations.

•With the assistance of our fair value specialists, for the goodwill impairment assessment we evaluated the reasonableness of the (1) valuation methodology, (2) peer group companies and resulting market multiples, and (3) the discount rate, by:
◦Evaluating whether the fair value model being used is appropriate considering the Company’s circumstances and valuation premise identified.
◦Evaluating the market multiples by considering the reasonableness of the selected peer group companies and comparing the multiples selected by management to management’s identified peer group companies.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.
◦Testing the underlying source information and mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 13, 2025

We have served as the Company's auditor since 2024.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Littelfuse, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Littelfuse, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 30, 2023, the related consolidated statements of net income, comprehensive income, equity, and cash flows for each of the two years in the period ended December 30, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2014 to 2023.

Southfield, Michigan
February 16, 2024 (except for Note 16, as to which the date is March 13, 2025)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Littelfuse, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Littelfuse, Inc. and subsidiaries (the “Company”) as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2024, of the Company and our report dated March 13, 2025, expressed an unqualified opinion on those consolidated financial statements.

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

Material weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness as the Company did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, at certain of its non-U.S. manufacturing locations, the Company lacked sufficiently skilled operational and accounting personnel to ensure that internal control responsibilities were performed and aligned with internal control objectives.

The material weakness in the control environment contributed to an additional material weakness related to the design and operating effectiveness of control activities over the existence of inventory at these locations. The Company did not maintain effective controls related to inventory cycle counts to validate existence of inventory, and consequently, the completeness and accuracy of the data used in evaluating the appropriateness of the valuation of inventory and related reserves.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 28, 2024, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
Chicago, Illinois
March 13, 2025

LITTELFUSE, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 28, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$724,924	$555,513
Short-term investments	976	235
Trade receivables, less allowances of $69,990 and $84,696, respectively	294,371	287,018
Inventories (Note 3)	416,273	474,607
Prepaid income taxes and income taxes receivable	11,749	8,701
Prepaid expenses and other current assets	103,716	82,526
Total current assets	1,552,009	1,408,600
Net property, plant, and equipment (Note 4)	477,068	493,153
Intangible assets, net of amortization (Note 5)	482,118	606,136
Goodwill (Note 5)	1,228,502	1,309,998
Investments (Note 1)	23,245	24,821
Deferred income taxes (Note 14)	4,899	10,486
Right of use lease assets (Note 7)	72,211	62,370
Other long-term assets	51,727	79,711
Total assets	$3,891,779	$3,995,275
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$188,359	$173,535
Accrued liabilities (Note 6)	148,276	149,214
Accrued income taxes	29,658	38,725
Current portion of long-term debt (Note 9)	67,612	14,020
Total current liabilities	433,905	375,494
Long-term debt, less current portion (Note 9)	788,502	857,915
Deferred income taxes (Note 14)	95,532	110,820
Accrued post-retirement benefits (Note 11)	29,836	34,422
Non-current lease liabilities (Note 7)	60,559	49,472
Other long-term liabilities	69,833	86,671
Total liabilities	1,478,167	1,514,794
Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, 26,758,730 and 26,624,071, respectively	262	262
Additional paid-in capital	1,049,079	1,012,325
Treasury stock, at cost: 1,937,380 and 1,711,290 shares, respectively	(305,351)	(259,263)
Accumulated other comprehensive loss	(146,361)	(55,817)
Retained earnings	1,815,628	1,782,662
Littelfuse, Inc. shareholders’ equity	2,413,257	2,480,169
Non-controlling interest	355	312
Total equity	2,413,612	2,480,481
Total liabilities and equity	$3,891,779	$3,995,275

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF NET INCOME

	Fiscal Year Ended
(in thousands, except per share data)	December 28, 2024	December 30, 2023	December 31, 2022
Net sales	$2,190,768	$2,362,657	$2,513,897
Cost of sales	1,403,226	1,462,416	1,506,984
Gross profit	787,542	900,241	1,006,913

Selling, general, and administrative expenses	350,421	354,655	344,813
Research and development expenses	107,773	102,429	95,602
Amortization of intangibles	62,127	65,794	55,695
Restructuring, impairment, and other charges	108,441	16,501	9,977
Total operating expenses	628,762	539,379	506,087
Operating income	158,780	360,862	500,826

Interest expense	38,717	39,866	26,216
Foreign exchange (gain) loss	(9,230)	12,299	24,359
Other (income) expense, net	(22,570)	(19,901)	7,207
Income before income taxes	151,863	328,598	443,044
Income taxes	51,673	69,113	69,738
Net income	$100,190	$259,485	$373,306

Income per share:
Basic	$4.04	$10.44	$15.09
Diluted	$4.00	$10.34	$14.94

Weighted average shares and equivalent shares outstanding:
Basic	24,821	24,854	24,734
Diluted	25,039	25,102	24,986

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(in thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Net income	$100,190	$259,485	$373,306
Other comprehensive income (loss):
Pension and postemployment adjustments, net of tax	(2,896)	(5,420)	9,735
Cash flow hedges, net of tax	(3,147)	(2,148)	6,596
Foreign currency translation adjustments, net of tax	(84,501)	47,515	(38,632)
Comprehensive income	$9,646	$299,432	$351,005

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	December 28, 2024	December 30, 2023	December 31, 2022
OPERATING ACTIVITIES
Net income	$100,190	$259,485	$373,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68,325	71,634	65,011
Amortization of intangibles	62,127	65,794	55,695
Impairment charges	93,515	4,853	4,546
Deferred revenue	(2,028)	1,787	115
Non-cash inventory charges	—	—	15,593
Stock-based compensation	26,012	23,898	23,626
(Gain) loss on investments and other assets	(112)	291	14,024
Deferred income taxes	(2,823)	46	(22,419)
Other	(7,873)	5,473	32,680
Changes in operating assets and liabilities:
Trade receivables	(15,347)	24,517	(19,334)
Inventories	47,143	82,471	(89,235)
Accounts payable	16,260	(36,277)	(22,403)
Accrued liabilities and income taxes	(34,560)	(61,022)	(9,495)
Prepaid expenses and other assets	16,792	14,437	(1,992)
Net cash provided by operating activities	367,621	457,387	419,718
INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(198,810)	(532,670)
Purchases of property, plant, and equipment	(75,877)	(86,188)	(104,341)
Net proceeds from sale of property, plant, and equipment	10,836	832	676
Other	(741)	(151)	(62)
Net cash used in investing activities	(65,782)	(284,317)	(636,397)
FINANCING ACTIVITIES
Proceeds of term loan	—	—	300,000
Proceeds from senior notes payable	—	—	100,000
Payments of senior notes payable	—	(121,302)	(25,000)
Repayments of other debts	(2,707)	(2,697)	(1,552)
Payments of term loan	(7,500)	(7,500)	(3,750)
Net proceeds (payments) related to stock-based award activities	5,694	7,934	(862)
Debt issuance costs	—	—	(2,723)
Cash dividends paid	(67,061)	(62,161)	(55,911)
Purchases of common stock	(40,862)	—	—
Net cash (used in) provided by financing activities	(112,436)	(185,726)	310,202
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(20,089)	4,840	(11,420)
Increase (decrease) in cash, cash equivalents, and restricted cash	169,314	(7,816)	82,103
Cash, cash equivalents, and restricted cash at beginning of period	557,123	564,939	$482,836
Cash, cash equivalents, and restricted cash at end of period	$726,437	$557,123	$564,939
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$724,924	$555,513	$562,588
Restricted cash included in prepaid expenses and other current assets	—	—	802
Restricted cash included in other long-term assets	1,513	1,610	1,549
Cash paid during the period for interest	36,207	37,167	25,439
Cash paid during the period for income taxes, net of refunds	83,765	73,932	93,622
Capital expenditures, not yet paid	11,727	9,191	11,725
See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Inc. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at January 1, 2022	$260	$946,588	$(248,120)	$(73,463)	$1,268,124	$131	$1,893,520
Net income	—	—	—	—	373,306	—	373,306
Other comprehensive loss, net of tax	—	—	—	(22,301)	—	—	(22,301)
Stock-based compensation	—	23,626	—	—	—	—	23,626
Non-controlling interest	—	—	—	—	(53)	53	—
Withheld 20,646 shares on restricted share units for withholding taxes	—	—	(4,746)	—	—	—	(4,746)
Stock options exercised	1	3,883	—	—	—	—	3,884
Cash dividends paid ($2.26 per share)	—	—	—	—	(55,911)	—	(55,911)
Balance at December 31, 2022	$261	$974,097	$(252,866)	$(95,764)	$1,585,466	$184	$2,211,378
Net income	—	—	—	—	259,485	—	259,485
Other comprehensive income, net of tax	—	—	—	39,947	—	—	39,947
Stock-based compensation	—	23,898	—	—	—	—	23,898
Non-controlling interest	—	—	—	—	(128)	128	—
Withheld 25,933 shares on restricted share units for withholding taxes	—	—	(6,397)	—	—	—	(6,397)
Stock options exercised	1	14,330	—	—	—	—	14,331
Cash dividends paid ($2.50 per share)	—	—	—	—	(62,161)	—	(62,161)
Balance at December 30, 2023	$262	$1,012,325	$(259,263)	$(55,817)	$1,782,662	$312	$2,480,481
Net income	—	—	—	—	100,190	—	100,190
Other comprehensive loss, net of tax	—	—	—	(90,544)	—	—	(90,544)
Stock-based compensation	—	26,012	—	—	—	—	26,012
Non-controlling interest	—	—	—	—	(163)	43	(120)
Withheld 21,732 shares on restricted share units for withholding taxes	—	—	(5,048)	—	—	—	(5,048)
Stock options exercised	—	10,742	—	—	—	—	10,742
Repurchases of common stock, with excise tax	—	—	(41,040)	—	—	—	(41,040)
Cash dividends paid ($2.70 per share)	—	—	—	—	(67,061)	—	(67,061)
Balance at December 28, 2024	$262	$1,049,079	$(305,351)	$(146,361)	$1,815,628	$355	$2,413,612

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

Fiscal Year

References herein to “2024”, “fiscal 2024” or “fiscal year 2024” refer to the fiscal year ended December 28, 2024. References herein to “2023”, “fiscal 2023” or “fiscal year 2023” refer to the fiscal year ended December 30, 2023. References herein to “2022”, “fiscal 2022” or “fiscal year 2022” refer to the fiscal year ended December 31, 2022. The Company operates on a 52-53 week fiscal year (4-4-5 basis) ending on the Saturday closest to December 31.

Basis of Presentation

The Consolidated Financial Statements include the accounts of Littelfuse, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s Consolidated Financial Statements were prepared in accordance with generally accepted accounting principles in the United States of America ("U.S.") and include the assets, liabilities, sales and expenses of all wholly owned subsidiaries and majority-owned subsidiaries over which the Company exercises control.

Out-of-Period Adjustments

During the year ended December 28, 2024, the Company identified certain errors in its previously issued financial statements that have now been corrected through cumulative out-of-period adjustments in the financial statements as of and for the year ended December 28, 2024. The error was identified by management and related to the valuation and existence of inventory that originated in prior periods at certain of our non-U.S. manufacturing locations within the Transportation and Industrial segments. As a result, the Company recorded an out-of-period adjustment to the prior years of $12.3 million in the year ended December 28, 2024. The adjustment increased cost of sales, offset by a reduction in inventory. The out-of-period adjustment resulted in a decrease to net income of $12.3 million. The Company evaluated the impact of the error and out-of-period adjustment and concluded it was not material to any previously issued financial statements and the adjustment was not material to the year ended December 28, 2024.

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

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments, with an original maturity of three months or less when purchased, are considered to be cash equivalents. The Company maintains several pools including multicurrency notional pools and physical pools internationally and a zero-balance account ("ZBA") structure in the U.S. In the notional pools, actual cash balances are not physically converted and are not commingled between participating legal entities. The Company will classify any overdraft balances within accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash at December 28, 2024 and December 30, 2023 reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended
(in millions)	2024	2023
Cash and cash equivalents	$724,924	$555,513
Restricted cash included in other assets	1,513	1,610
Total cash, cash equivalents and restricted cash	$726,437	$557,123

Short-Term and Long-Term Investments

As of December 28, 2024, the Company has an investment in Polytronics Technology Corporation Ltd. (“Polytronics”). The Company’s Polytronics shares held at the end of fiscal 2024 and 2023 represent approximately 6.7% of total Polytronics shares outstanding for both years. The Polytronics investment is carried at fair value. The fair value of the Polytronics investment was €9.8 million (approximately $10.2 million) at December 28, 2024 and €9.7 million (approximately $10.8 million) at December 30, 2023.

As a result of the Company’s acquisition of IXYS Corporation ("IXYS"), the Company has equity ownerships in various investments that are accounted for under the equity method. The Company owns 45% of the outstanding equity of Powersem GmbH, a module manufacturer based in Germany, approximately 15% of the outstanding equity of EB-Tech Co., Ltd., a company with expertise in radiation technology based in South Korea, and approximately 24% of the outstanding common shares of Automated Technology (Phil), Inc., a supplier located in the Philippines that provides assembly and test services. The Company recognized a loss of $0.6 million and a gain $0.5 million from its equity method investments for both the fiscal years ended December 28, 2024 and December 30, 2023, respectively, recorded in Other (income) expense, net, in the Consolidated Statements of Net Income. The balance of these equity method investments was $13.1 million and $14.0 million as of the fiscal years ended December 28, 2024 and December 30, 2023, respectively. See Note 18, Related Party Transactions, for further discussion.

The Company has investments related to its non-qualified Supplemental Retirement and Savings Plan. The Company maintains accounts for participants through which participants make investment elections. The investment securities are subject to the claims of the Company’s creditors. The investment securities are all mutual funds. The investment securities are measured at net asset value. As of December 28, 2024 and December 30, 2023, the investment securities balance was $23.3 million and $20.1 million, respectively, related to the plan and are included in Other long-term assets on the Consolidated Balance Sheets.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, which approximates current replacement cost. Cost is principally determined using the first-in, first-out method. The Company maintains excess and obsolete reserves against inventory to reduce the carrying value to the expected net realizable value. These reserves are based upon a combination of factors including historical sales volume, market conditions, and lower of cost or net realizable value of the inventory.

Property, Plant, and Equipment

Land, buildings, and equipment are carried at cost. Depreciation is calculated using the straight-line method with useful lives of up to 35 years for buildings, three to 20 years for equipment, seven years for furniture and fixtures, five years for tooling, and three years for computer equipment. Leasehold improvements are depreciated over the lesser of their useful life or the lease term. Maintenance and repair costs are charged to expense as incurred. Major overhauls that extend the useful lives of existing assets are capitalized.

Goodwill

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company annually tests goodwill for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The results of the goodwill impairment test as of September 29, 2024 indicated that the estimated fair values for the Industrial controls and sensors and Automotive sensors reporting units were below their respective carrying values. Accordingly, the Company recorded non-cash impairment charges of $36.1 million and $8.6 million, respectively, to reflect the impairment of goodwill for the Industrial controls and sensors reporting unit within the Industrial segment and the Automotive sensors reporting unit within the Transportation segment. As a result of these impairment charges, the Industrial controls and sensors reporting unit had $115.2 million of goodwill as of December 28, 2024. There was no goodwill remaining within the Automotive sensors reporting unit as of December 28, 2024. For the remainder of the Company's reporting units: Electronics-Passive Products and Sensors, Electronics-Semiconductor, Passenger Car Products, Commercial Vehicle Products, and Industrial Circuit Protection, the results of the goodwill impairment test as of September 29, 2024 indicated that their estimated fair values exceeded their respective carrying values.

The Company compares each reporting unit’s fair value, estimated based on comparable company market valuations and expected future discounted cash flows to be generated by the reporting unit, to its carrying value. With the exception of the Industrial controls and sensors and the Automotive sensors reporting units, the other five reporting units passed the most recent annual test conducted on September 29, 2024 with estimated fair values that exceeded the carrying values by 108%, 82%, 96%, 44%, and 409% for its reporting units: Electronics-Passive Products and Sensors, Electronics-Semiconductor, Passenger Car Products, Commercial Vehicle Products, and Industrial Circuit Protection, respectively. Relatively small changes in the Company’s key assumptions would not have resulted in any reporting units failing the goodwill impairment test. See Note 5, Goodwill and Other Intangible Assets, for additional information.

There were no impairment charges recorded during the fiscal years of 2023 and 2022.

The Company also performs an interim review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit. As part of its interim reviews, management analyzes potential changes in the value of individual reporting units based on each reporting unit’s operating results for the period compared to expected results as of the prior year’s annual impairment test. In addition, management considers how other key assumptions, including discount rates and expected long-term growth rates, used in the last annual impairment test, could be impacted by changes in market conditions and economic events. Based on the interim assessments as of December 28, 2024, management concluded that no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value.

Long-Lived Assets

During the fourth quarter of 2024, the Company recorded non-cash impairment charges of $47.8 million for the impairment of intangible assets, including $47.6 million related to the impairment of certain acquired customer relationships, developed technology, and tradename in the Industrial controls and sensors reporting unit within the Industrial segment. The impairment of the intangible assets resulted from lower expectations of future revenue and cash flows driven by lower-than-expected demand in the electrical vehicle end market as well as reduced government funding to support charging infrastructures for electric vehicles, primarily in Europe. The fair value was determined using Level 3 inputs and estimated based on cash flow analyses, which included management’s assumptions related to future revenues and profitability. The remaining impairment charges included $0.2 million for patents and customer relationships related to exit of a small business in China within the Industrial segment. See Note 5, Goodwill and Other Intangible Assets for additional information. Additionally, during the first quarter of 2024, the Company recognized a $0.9 million impairment related to certain machinery and equipment in the commercial vehicle business within the Transportation segment.

Customer relationships, trademarks and tradenames are amortized using the straight-line method over estimated useful lives that have a range of 3 to 20 years. Patents, licenses, and software are amortized using the straight-line method or an accelerated method over estimated useful lives that have a range of 4 to 17 years. The distribution networks are amortized on either a straight-line or accelerated basis over estimated useful lives that have a range of 4 to 10 years. Land use rights are amortized using the straight-line method up to 50 years which is the term of the land use rights.

The Company assesses potential impairments to its long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair value based upon the most recent information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Long-lived assets, other than goodwill and other intangible assets, which are held for sale are recorded at the lower of carrying value or the fair market value less the estimated cost to sell.

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

Revenue Recognition

Revenue Disaggregation

The following table disaggregates the Company’s revenue by primary business units for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022:

	Fiscal Year Ended December 28, 2024
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$615,372	$—	$—	$615,372
Electronics – Passive Products and Sensors	571,401	—	—	571,401
Commercial Vehicle Products	—	320,549	—	320,549
Passenger Car Products	—	278,332	—	278,332
Automotive Sensors	—	73,553	—	73,553
Industrial Products	—	—	331,561	331,561
Total	$1,186,773	$672,434	$331,561	$2,190,768

	Fiscal Year Ended December 30, 2023
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$767,393	$—	$—	$767,393
Electronics – Passive Products and Sensors	583,033	—	—	583,033
Commercial Vehicle Products	—	323,758	—	323,758
Passenger Car Products	—	266,004	—	266,004
Automotive Sensors	—	88,516	—	88,516
Industrial Products	—	—	333,953	333,953
Total	$1,350,426	$678,278	$333,953	$2,362,657

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended December 31, 2022
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$802,281	$—	$—	$802,281
Electronics – Passive Products and Sensors	690,538	—	—	690,538
Commercial Vehicle Products	—	374,707	—	374,707
Passenger Car Products	—	249,470	—	249,470
Automotive Sensors	—	91,963	—	91,963
Industrial Products	—	—	304,938	304,938
Total	$1,492,819	$716,140	$304,938	$2,513,897

See Note 16, Segment Information, for net sales by segment and country.

The Company recognizes revenue on product sales in the period in which the Company satisfies its performance obligation and control of the product is transferred to the customer. The Company’s sales arrangements with customers are predominately short term in nature and generally provide for transfer of control at the time of shipment as this is the point at which title and risk of loss of the product transfers to the customer. At the end of each period, for those shipments where title to the products and the risk of loss and rewards of ownership do not transfer until the product has been received by the customer, the Company adjusts revenues and cost of sales for the delay between the time that the products are shipped and when they are received by the customer. The amount of revenue recorded reflects the consideration to which the Company expects to be entitled in exchange for goods and may include adjustments for customer allowance, rebates, and price adjustments. The Company’s distribution channels are primarily through direct sales and independent third-party distributors.

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

As of December 28, 2024 and December 30, 2023, the Company’s allowance for credit losses was $1.6 million and $2.2 million, respectively. Additionally, the Company had $3.8 million and $5.4 million of trade receivables greater than 90 days past due as of December 28, 2024 and December 30, 2023, respectively.

Advertising Costs

The Company expenses advertising costs as incurred, which amounted to $5.0 million, $4.0 million, and $3.8 million in fiscal years 2024, 2023 and 2022, respectively, and are included as a component of selling, general, and administrative expenses.

Shipping and Handling Fees and Costs

Amounts billed to customers related to shipping and handling are classified as revenue. Costs incurred for shipping and handling of $15.3 million, $15.4 million, and $13.9 million in fiscal years 2024, 2023, and 2022, respectively, are classified in selling, general, and administrative expenses.

Foreign Currency Translation / Remeasurement

The Company’s foreign subsidiaries use the local currency or the U.S. dollar as their functional currency, as appropriate. Assets and liabilities are translated using exchange rates at the balance sheet date, and revenues and expenses are translated at weighted average rates. Adjustments from the translation process are recognized in Shareholders’ equity as a component of Accumulated other comprehensive income (loss). The amount of foreign currency (gain) or loss recognized in the Consolidated Statements of Net Income were (gain) loss of $(9.2) million, $12.3 million, and $24.4 million in fiscal years 2024, 2023 and 2022, respectively.

Stock-Based Compensation

The Company recognizes compensation expense for the cost of awards of equity compensation using a fair value method. Benefits of tax deductions in excess of recognized compensation expense are reported as operating cash flows. See Note 12, Stock-Based Compensation, for additional information on stock-based compensation.

Coal Mining Liability

Included in accrued liabilities is an accrual related to former coal mining operations at Littelfuse GmbH (formerly known as Heinrich Industries, AG) for the amounts of €2.2 million ($2.3 million) and €2.5 million ($2.7 million) at December 28, 2024 and December 30, 2023, respectively. Management, in conjunction with an independent third-party, performs an annual evaluation of the former coal mining operations in order to develop an estimate of the probable future obligations in regard to remediating the dangers (such as a shaft collapse) of abandoned coal mine shafts in the former coal mining operations. Management accrues for costs associated with such remediation efforts based on management's best estimate when such costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are probable and reasonably able to be estimated. The ultimate determination can only be done after respective investigations because the concrete conditions are mostly unknown at this time.

Other (Income) Expense, Net

Other (income) expense, net generally consists of interest income, royalties, change in fair value of available-for-sale securities, pension non-service costs and settlements and other non-operating (income) expense. The amount of interest income included in Other (income) expense, net, was $28.0 million, $18.9 million, and $5.0 million in fiscal years 2024, 2023 and 2022, respectively.

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

The Company elected to pay the 2017 Littelfuse Toll Charge over the eight-year period prescribed by the Tax Act. The anticipated 2025 annual installment payment of this Toll Charge of $8.2 million, which represents the eighth and final required installment, is included in Accrued income taxes, on the Consolidated Balance Sheets as of December 28, 2024.

In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

Fair Value Measurements

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company records the fair value of its available-for-sale securities and pension plan assets on a recurring basis. Assets measured at fair value on a nonrecurring basis include long-lived assets held and used, long-lived assets held for sale, goodwill, and other intangible assets. The fair value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values. The three-tier value hierarchy, which prioritizes valuation methodologies based on the reliability of the inputs, is:

Level 1 – Valuations based on unadjusted quoted prices for identical assets and liabilities in active markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this update require additional detailed and enhanced information about reportable segments' expense, including significant segment expenses and other segment items that bridge segment revenue, significant expenses to segment profit or loss. The ASU also requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) on an annual basis as well as an explanation of how the CODM uses the reported measures and other disclosures. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-07 modified the Company's disclosures in its Consolidated Financial Statements. See Note 16, Segment Information, for more details.

In March 2023, the FASB issued ASU No. 2023-01, "Leases (Topic 842): Common Control Arrangements." The standard requires that leasehold improvements associated with common control leases be: 1) Amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease. However, if the lessor obtained the right to control the use of the underlying asset through a lease with another entity not within the same common control group, the amortization period may not exceed the amortization period of the common control group. 2) Accounted for as a transfer between entities under common control through an adjustment to equity (or net assets for not-for-profit entities) if, and when, the lessee no longer controls the use of the underlying asset. Additionally, those leasehold improvements are subject to the impairment guidance in Topic 360, Property, Plant, and Equipment. This standard is effective for fiscal years beginning after December 15, 2023 including interim periods within those fiscal years. The adoption of ASU 2023-01 did not have a material impact on the Company's Consolidated Financial Statements.

Recently Issued Accounting Standards

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)." The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity (a) disclose the amounts of (i) purchases of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization, and (v) depreciation, depletion, and amortization recognized as part of oil and gas producing activities ("DD&A") included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (i)–(v); (b) include certain amounts that are already required to be disclosed under current Generally Accepted Accounting Principles ("GAAP") in the same disclosure as the other disaggregation requirements; (c) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; (d) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The adoption of this guidance will increase the Company's disclosures in its Consolidated Financial Statements. The Company is currently evaluating the potential impact on the disclosures in the Company's Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments in this update provide more transparency about income tax information through improvements to the income tax disclosure primarily related to the income tax rate reconciliation and income taxes paid information. These requirements include: (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The other amendments in this update improve the effectiveness and comparability of disclosures by (3) adding disclosures of pretax income (or loss) and income tax expense (or benefit), and (4) removing disclosures that are no longer considered cost beneficial or relevant. The guidance is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The adoption of this guidance will modify our disclosures in the Company's Consolidated Financial Statements.

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

Dortmund Fab

On December 31, 2024, the Company completed the acquisition of a 200mm wafer fab located in Dortmund, Germany (“Dortmund Fab”) from Elmos Semiconductor SE. The total purchase price for the Dortmund Fab is approximately 94 million Euro, of which a 37.2 million Euro down payment (approximately $40.5 million) was recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets. The down payment was paid in the third quarter of 2023 after regulatory approvals, and 56.7 million Euro was paid at closing. The transaction did not have any impact on the Company's 2024 financial results and reported in the Electronics-Semiconductor business within the Company’s Electronics segment. The acquisition was funded with the Company’s cash on hand. The acquisition will be accounted for under the acquisition method of accounting. The required disclosures have not been provided as the initial accounting for the business combination was not complete prior to the issuance of these financial statements

Western Automation

On February 3, 2023, the Company completed the acquisition of Western Automation Research and Development Limited (“Western Automation”) for approximately $162 million in cash. Headquartered in Galway, Ireland, Western Automation is a designer and manufacturer of electrical shock protection devices used across a broad range of high-growth end markets, including electric vehicle charging infrastructure, industrial safety and renewables. At the time the Company and Western Automation entered into the definitive agreement, Western Automation had annualized sales of approximately $25 million. The business is reported within the Company’s Industrial segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pro Forma Results

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Western Automation as though the acquisition had occurred as of January 2, 2022, and C&K as though the acquisition had occurred as of December 27, 2020. The pro forma amounts presented are not necessarily indicative of either the actual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated results had the Western Automation acquisition occurred as of January 2, 2022, and had C&K acquisition occurred as of December 27, 2020 or of future consolidated operating results.

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

3. Inventories

The components of inventories at December 28, 2024 and December 30, 2023 are as follows:

(in thousands)	2024	2023
Raw materials	$193,788	$201,984
Work in process	115,497	137,688
Finished goods	173,513	195,886
Inventory reserves	(66,525)	(60,951)
Total	$416,273	$474,607

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property, Plant, and Equipment, net

The components of net property, plant, and equipment at December 28, 2024 and December 30, 2023 are as follows:

(in thousands)	2024	2023
Land and land improvements	$17,593	$22,212
Building and building improvements	192,441	202,764
Machinery and equipment	892,940	859,060
Accumulated depreciation and amortization	(625,906)	(590,883)
Total	$477,068	$493,153

The Company recorded depreciation expense of $68.3 million, $71.6 million, and $65.0 million for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively, in Cost of sales, Selling, general, and administrative expenses, and Research and development expenses in the Consolidated Statements of Net Income.

5. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by segment are as follows:

(in thousands)	Electronics	Transportation	Industrial	Total
Gross goodwill as of December 31, 2022	$909,167	$234,793	$84,889	$1,228,849
Accumulated impairment losses as of December 31, 2022	—	(33,401)	(8,526)	(41,927)
Net goodwill as of December 31, 2022	$909,167	$201,392	$76,363	$1,186,922
Changes during 2023:
Additions (a)	3,879		93,937	97,816
Foreign currency translation adjustments	23,459	2,322	291	26,072
Gross goodwill as of December 30, 2023	936,505	237,115	179,117	1,352,737
Accumulated impairment losses as of December 30, 2023	—	(34,004)	(8,735)	(42,739)
Net goodwill as of December 30, 2023	$936,505	$203,111	$170,382	$1,309,998
Changes during 2024:
Impairments	—	(8,616)	(36,147)	(44,763)
Foreign currency translation adjustments	(29,634)	(2,854)	(4,245)	(36,733)
Gross goodwill as of December 28, 2024	906,871	233,286	173,882	1,314,039
Accumulated impairment losses as of December 28, 2024	—	(41,645)	(43,892)	(85,537)
Net goodwill as of December 28, 2024	$906,871	$191,641	$129,990	$1,228,502

(a) The additions resulted from the acquisitions of Western Automation and C&K Switches.

The Company tests its goodwill annually for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The results of the goodwill impairment test as of September 29, 2024 indicated that the estimated fair values for the Industrial controls and sensors and Automotive sensors reporting units were below their respective carrying values. Accordingly, the Company recorded non-cash charges of $36.1 million and $8.6 million, respectively, to reflect the impairment of goodwill for the Industrial controls and sensors reporting unit within the Industrial segment and the Automotive sensors reporting unit within the Transportation segment. There were no impairment charges recorded during the fiscal years of 2023 and 2022.

The goodwill impairment charge for the Industrial controls and sensors reporting unit was due to reduction in the estimated fair value of the reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to the expectations of the 2023 annual goodwill impairment test driven by lower-than-expected demand in the electric vehicle end market as well as reduced government funding to support charging infrastructures for electric vehicles, primarily in Europe.

The goodwill impairment charge for the Automotive sensors reporting unit was due to reductions in the estimated fair value for the automotive sensors reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to the expectations of the 2023 annual goodwill impairment test. These lower future expectations were driven by projected declines in end market demand and reduced revenue and profitability with existing customers.

The goodwill impairment charge was determined using Level 3 inputs, including discounted cash flow analysis and comparable marketplace fair value data. As of December 28, 2024, the Industrial controls and sensors reporting unit had $115.2 million of remaining goodwill, and the Automotive sensors reporting unit had no remaining goodwill.

The components of intangible assets at December 28, 2024 and December 30, 2023 are as follows:

	As of December 28, 2024
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$16,079	$2,994	$13,085
Patents, licenses, and software	260,096	180,674	79,422
Distribution network	41,667	41,667	—
Customer relationships, trademarks, and tradenames	632,572	242,961	389,611
Total	$950,414	$468,296	$482,118

	As of December 30, 2023
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$17,621	$2,786	$14,835
Patents, licenses, and software	275,337	163,799	111,538
Distribution network	43,210	43,210	—
Customer relationships, trademarks, and tradenames	689,244	209,481	479,763
Total	$1,025,412	$419,276	$606,136

For intangible assets with definite lives, the Company recorded amortization expense of $62.1 million, $65.8 million, and $55.7 million in 2024, 2023, and 2022, respectively.

During the fourth quarter of 2024, the Company recorded non-cash impairment charges of $47.8 million for the impairment of intangible assets, including $47.6 million related to the impairment of certain acquired customer relationships, developed technology, and tradename intangible assets in the Industrial controls and sensors reporting unit within the Industrial segment. This impairment resulted from lower expectations of future revenue and cash flows and was determined using Level 3 inputs and estimated based on cash flow analyses, which included management’s assumptions related to future revenues and profitability. The remaining impairment charges included $0.2 million for patents and customer relationships related to the exit of a small business in China within Industrial segment. During the first quarter of 2024, the Company recognized a $0.9 million impairment related to certain machinery and equipment in the commercial vehicle business within the Transportation segment.

Estimated annual amortization expense related to intangible assets with definite lives at December 28, 2024 is as follows:

(in thousands)	Amount
2025	$57,135
2026	46,492
2027	44,467
2028	44,081
2029	43,616
2030 and thereafter	246,327
Total	$482,118

6. Accrued Liabilities

The components of accrued liabilities at December 28, 2024 and December 30, 2023 are as follows:

(in thousands)	2024	2023
Employee-related liabilities	$67,639	$72,635
Current lease liability	13,900	12,110
Interest	8,131	6,387
Other non-income taxes	7,022	7,855
Professional services	6,613	5,282
Restructuring liability	4,624	2,141
Current hedge liability	4,067	—
Other customer reserves	3,450	5,998
Deferred revenue	1,557	2,198
Current benefit liability	1,514	1,482
Other	29,759	33,126
Total	$148,276	$149,214

Employee-related liabilities consist primarily of payroll, sales commission, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other customer-related liabilities.

7. Lease Commitments

Under ASC 842, a contract contains a lease if there is an identified asset and the Company has the right to control the asset. The Company determines whether a contract contains a lease at contract inception. The Company leases office and production space under various non-cancellable operating leases that expire no later than 2036. Certain real estate leases include one or more options to renew. The exercise of lease renewal options is at the Company's sole discretion. Options to extend the lease are included in the lease term when it is reasonably certain the Company will exercise the option. The Company also has production equipment, office equipment and vehicles under operating leases and finance leases that were acquired through the C&K acquisition. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain of exercise. Certain leases include rental payments adjusted periodically for inflation. The lease agreements do not contain any material residual value guarantee or material restrictive covenants. The Company has elected to use the available practical expedient to account for the lease and non-lease components of its leases as a single component. As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

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

The following table presents the classification of right of use assets and lease liabilities as of December 28, 2024 and December 30, 2023:

		Fiscal Year Ended
(in thousands)	Consolidated Balance Sheet Classification	December 28, 2024	December 30, 2023
Operating Leases
Right of use assets - operating lease	Right of use lease assets	$71,513	$60,991

Current operating lease liabilities	Accrued liabilities	13,626	11,676
Non-current operating lease liabilities	Non-current lease liabilities	60,558	49,180
Total operating lease liabilities		$74,184	$60,856

Finance Leases
Right of use assets - finance lease	Right of use lease assets	$698	$1,379

Current finance lease liabilities	Accrued liabilities	274	434
Non-current finance lease liabilities	Non-current lease liabilities	1	292
Total finance lease liabilities		$275	$726

The following table represents the lease costs for 2024, 2023, and 2022:

		Fiscal Year Ended
(in thousands)	Consolidated Statements of Net Income Classification	December 28, 2024	December 30, 2023	December 31, 2022
Operating lease expenses	Cost of sales, Selling, general, and administrative expenses	$17,310	$15,817	$14,071
Finance lease:
Finance lease expenses	Cost of sales	96	219	112
Interest on lease liabilities	Other (income) expense, net	8	19	13
Short-term lease expenses	Cost of sales, Selling, general, and administrative expenses	1,170	1,229	1,130
Variable lease expenses	Cost of sales, Selling, general, and administrative expenses	1,151	1,034	1,091
Total lease costs	Cost of sales, Selling, general, and administrative expenses	$19,735	$18,318	$16,417

The Company leases certain office and warehouse space as well as certain machinery and equipment under non-cancellable operating leases. Rent expense under these leases was $19.7 million, $18.3 million, and $16.4 million in 2024, 2023, and 2022, respectively.

Maturity of lease liabilities as of December 28, 2024 (in thousands)	Operating Leases	Finance Leases
2025	$17,270	$277
2026	11,053	1
2027	10,523	—
2028	9,909	—
2029	8,378	—
2030 and thereafter	36,337	—
Total lease payments	$93,470	$278
Less: Imputed interest	(19,286)	(3)
Present value of lease liabilities	$74,184	$275

	Fiscal Year Ended
	December 28, 2024	December 30, 2023
Weighted-average remaining lease term (years)
Operating leases	8.67	8.38
Finance leases	1.00	1.69

Weighted-average discount rate
Operating leases	5.39%	5.39%
Finance leases	2.00%	1.90%

	Fiscal Year Ended
(in thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow - payments on operating leases	$(13,258)	$(14,518)	$(12,298)
Operating cash flow - interest payments on finance leases	(8)	(19)	(13)
Financing cash flow - payments on finance lease obligations	(280)	(1,164)	(719)

Leased assets obtained in exchange of new lease obligations, including leases acquired:
Operating leases	$26,785	$16,689	$37,760
Finance leases	—	—	2,502

The net gain recorded from a sale leaseback transaction was $0.3 million for the fiscal year ended December 28, 2024. There were no sale leaseback transactions for the fiscal years ended December 30, 2023 and December 31, 2022.

8. Restructuring, Impairment, and Other Charges

The Company recorded restructuring, impairment, and other charges for fiscal years 2024, 2023, and 2022 as follows:

	Fiscal Year Ended December 28, 2024
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$8,748	$4,620	$583	$13,951
Other restructuring charges	310	543	122	975
Total restructuring charges	9,058	5,163	705	14,926
Impairment	—	9,549	83,966	93,515
Total	$9,058	$14,712	$84,671	$108,441

	Fiscal Year Ended December 30, 2023
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$4,162	$3,649	$894	$8,705
Other restructuring charges	342	976	1,625	2,943
Total restructuring charges	4,504	4,625	2,519	11,648
Impairment	111	3,870	872	4,853
Total	$4,615	$8,495	$3,391	$16,501

	Fiscal Year Ended December 31, 2022
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$2,792	$2,694	$283	$5,769
Other restructuring charges	276	1,076	—	1,352
Total restructuring charges	3,068	3,770	283	7,121
Impairment	2,856	—	—	2,856
Total	$5,924	$3,770	$283	$9,977

2024
For the year ended December 28, 2024, the Company recorded $93.5 million of non-cash impairment charges, which included $47.8 million for the impairment of intangible assets primarily related to certain acquired customer relationships, developed technology, and tradename in the Industrial controls and sensors reporting unit within the Industrial segment, and $36.1 million and $8.6 million of non-cash goodwill impairment charges associated with the Industrial controls and sensors reporting unit within the Industrial segment and the Automotive sensors reporting unit within the Transportation segment, respectively. The remaining impairment charges included $0.2 million for patents and customer relationships related to the exit of a small business in China within the Industrial segment. In addition, during the first quarter of 2024, the Company recognized a $0.9 million impairment related to certain machinery and equipment in the commercial vehicle business within the Transportation segment. The Company also recorded total restructuring charges of $14.9 million, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions in the semiconductor business within the Electronics segment and the reorganization of certain selling and administrative functions in the commercial vehicle business within the Transportation segment. See Note 5, Goodwill and Other Intangible Assets for further discussion regarding the goodwill and intangible impairment charges.

2023
For the year ended December 30, 2023, the Company recorded total restructuring charges of $11.6 million, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions within the Transportation segment's commercial vehicle business, the reorganization of certain selling and administrative functions within the Electronics segment due to the C&K Switches acquisition, and reorganization of certain manufacturing, selling and administrative functions within the Industrial segment. During 2023, the Company recorded a $3.9 million impairment charge related to the land and building of a property in the commercial vehicle business within the Transportation segment that the Company made the decision to donate, a $0.9 million impairment charge substantially related to certain patents in a business within the Industrial segment, and a $0.1 million impairment related to certain machinery and equipment in the semiconductor business within the Electronics segment.

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

The restructuring reserves as of December 28, 2024 and December 30, 2023 are $4.6 million and $2.1 million, respectively. The restructuring reserves are included within accrued liabilities. Payments associated with employee terminations reflected in the above table were substantially completed by December 28, 2024. The Company anticipates that the remaining payments associated with employee terminations will be substantially completed in fiscal 2025.

9. Debt

The carrying amounts of debt at December 28, 2024 and December 30, 2023 are as follows:

(in thousands)	2024	2023
Revolving credit facility	$100,000	$100,000
Term loan	281,250	288,750
Euro Senior Notes, Series B due 2028	98,928	105,246
U.S. Senior Notes, Series A due 2025	50,000	50,000
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
U.S. Senior Notes, due 2032	100,000	100,000
Other	3,702	6,709
Unamortized debt issuance costs	(2,766)	(3,770)
Total debt	856,114	871,935
Less: Current maturities	(67,612)	(14,020)
Total long-term debt	$788,502	$857,915

Interest paid on all Company debt was $36.2 million, $37.2 million, and $25.4 million in fiscal year 2024, 2023, and 2022, respectively, which included cash settlements received from the interest rate swap entered on May 12, 2022.

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the fiscal year ended December 28, 2024, the Company made term loan payments of $7.5 million. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $281.3 million, respectively, as of December 28, 2024.

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

As of December 28, 2024, the effective interest rate on unhedged portion of the outstanding borrowings under the credit facility was 5.71%, and 4.13% on the hedged portion.

As of December 28, 2024, the Company had $0.1 million outstanding in letters of credit and had available $599.9 million of borrowing capacity under the revolving credit facility. As of December 28, 2024, the Company was in compliance with all covenants under the credit agreement.

Senior Notes

On December 8, 2016, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold €212 million aggregate principal amount of senior notes in two series. The funding date for the Euro denominated senior notes occurred on December 8, 2016 for €117 million in aggregate amount of 1.14% Senior Notes, Series A, due December 8, 2023 (“Euro Senior Notes, Series A due 2023”), and €95 million in aggregate amount of 1.83% Senior Notes, Series B due December 8, 2028 (“Euro Senior Notes, Series B due 2028”) (together, the “Euro Senior Notes”). During the fiscal year ended December 30, 2023, the Company paid off €117 million of Euro Senior Notes, Series A due 2023. Interest on the Euro Senior Notes, Series B due 2028 is payable semiannually on June 8 and December 8, commencing June 8, 2017.

On December 8, 2016, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold $125 million aggregate principal amount of senior notes in two series. On February 15, 2017, $25 million in aggregate principal amount of 3.03% Senior Notes, Series A, due February 15, 2022 (“U.S. Senior Notes, Series A due 2022”), and $100 million in aggregate principal amount of 3.74% Senior Notes, Series B, due February 15, 2027 (“U.S. Senior Notes, Series B due 2027”) (together, the “U.S. Senior Notes due 2022 and 2027”) were funded. During the fiscal year ended December 31, 2022, the Company paid off $25 million of U.S. Senior Notes, Series A due 2022. Interest on the U.S. Senior Notes, Series B due 2027 is payable semiannually on February 15 and August 15, commencing August 15, 2017.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. As of December 28, 2024, the Company was in compliance with all covenants under the Senior Notes.

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

Debt Maturities

Scheduled maturities of the Company’s long-term debt for each of the five years succeeding December 28, 2024 and thereafter are summarized as follows:

(in thousands)	Scheduled Maturities
2025	$67,612
2026	16,091
2027	451,250
2028	98,927
2029	—
2030 and thereafter	225,000
$858,880

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

Level 2—Valuations based upon quoted prices for similar instruments, prices for identical or similar instruments in markets that are not active, or model-derived valuations, all of whose significant inputs are observable or can be corroborated by observable market data;

Level 3—Valuations based upon one or more significant unobservable inputs;

There were no transfers in or out of Level 1, Level 2 and Level 3 during the year ended December 28, 2024.

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

Derivatives Designated as Hedging Instruments

For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. For highly effective cash flow hedges, ASC 815 requires the entire change in fair value of the hedging instrument included in the assessment of hedge effectiveness to be recorded in other comprehensive income. No components of the Company's hedging instruments were excluded from the assessment of hedge effectiveness.

Zero Cost Collar Agreement

In July 2024, the Company implemented a hedging program to manage foreign currency risk exposure related to fluctuations between the U.S. dollar and Mexican peso. These foreign currency zero cost collars are designated as cash flow hedges for a portion of our Mexican peso-denominated manufacturing expenses, predominantly salary expenses, vendor payments, and utility expenses. The collars that were entered on July 3, 2024, mature on August 29, 2025 at a weighted-average ceiling of 19.435 and a weighted-average floor of 18.000. The collars that were entered on August 5, 2024, mature on September 29, 2025 at a weighted-average ceiling of 21.000 and a weighted-average floor of 19.655. The collars that were entered on September 3, 2024, mature on November 3, 2025 at a weighted-average ceiling of 21.757 and a weighted-average floor of 20.082. The collars that were entered on September 30, 2024, mature on November 26, 2025 at a weighted-average ceiling of 21.365 and a weighted-average floor of 19.870. The collars that were entered on November 4, 2024, mature on January 2, 2026 at a weighted-average ceiling of 21.690 and a weighted-average floor of 20.120. The collars that were entered on December 2, 2024, mature on February 2, 2026 at a weighted-average ceiling of 22.0377 and a weighted-average floor of 20.425. If the spot rate is between the weighted-average ceiling and floor rates on the date of maturity, then the Company would not owe or receive any payments under these collars. The Company plans to continue executing zero cost collars with 14-month rolling maturities as an ongoing strategy to hedge peso-denominated manufacturing expenses.

The fair value of the collars was determined using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive loss until the underlying transactions are recognized in earnings. For the fiscal year ended December 28, 2024, the Company recorded a pre-tax unrealized loss on the collars of $3.5 million. The Company estimates that approximately $3.6 million of pre-tax losses currently recorded in accumulated other comprehensive loss will be recognized in earnings over the next 12 months. The amounts included in accumulated other comprehensive loss will be reclassified to earnings should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the fiscal year ended December 28, 2024. The Company will continue to assess the effectiveness of the hedge on an ongoing basis. The primary inputs into the valuation of the collars are interest yield curves, interest rate volatilities, foreign exchange rates, foreign exchange volatilities, credit risk, credit spreads and other market information. The collars are classified within Level 2 of the fair value hierarchy since all significant inputs are corroborated by market observable data.

Interest Rate Swap

On May 12, 2022, the Company entered into an interest rate swap agreement to manage interest rate risk exposure, effectively converting the interest rate on the Company's SOFR based floating-rate loans to a fixed-rate. The interest rate swap, with a notional value of $200 million, was designated as a cash flow hedge against the variability of cash flows associated with the Company's SOFR based loans scheduled to mature on June 30, 2027. The fair value of the interest rate swap was valued using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive (loss) income until the underlying transactions are recognized in earnings. For the fiscal year ended December 28, 2024, the Company recorded a pre-tax unrealized gain on the interest rate swap of $0.3 million. The Company estimates that approximately $2.7 million of pre-tax gain currently recorded in accumulated other comprehensive loss will be recognized in earnings over the next 12 months. The primary inputs into the valuation of the interest rate swap are interest yield curves, interest rate volatility, credit risk, credit spreads and other market information. The interest rate swap is classified within Level 2 of the fair value hierarchy since all significant inputs are corroborated by observable market data.

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

Derivatives Not Designated as Hedging Instruments

On July 14, 2022, the Company entered into a foreign currency exchange forward contract to mitigate the currency fluctuation risk between the Euro and U.S. dollar on its Euro denominated Senior Notes, Series A due 2023. The notional value of the forward contract at July 14, 2022 was €117 million and expired on December 7, 2023 with the final settlement value of $6.3 million which the Company used to convert USD to Euro to pay down the €117 million of Euro Senior Notes, Series A due 2023. The foreign currency contract was not designated as a hedge instrument and was marked to market on a monthly basis. As a result, changes in fair value during 2023 were reported in Foreign exchange loss in the Consolidated Statements of Net Income. The fair value of the foreign currency forward contract was valued by a third party using market exchange rates and classified as a Level 2 input under the fair value hierarchy.

As of December 28, 2024 and December 30, 2023, the fair values of our derivative financial instrument and their classifications on the Consolidated Balance Sheets were as follows:

		Fiscal Year Ended
(in thousands)	Consolidated Balance Sheets Classification	December 28, 2024	December 30, 2023
Derivatives designated as hedging instruments
Interest rate swap agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$2,482	$3,712
	Other long-term assets	3,716	2,140
Zero cost collar agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$22	$—
	Accrued liabilities	4,067	—
	Other long-term assets	2	—

The pre-tax (gains) losses recognized on derivative financial instruments in the Consolidated Statements of Operations for the fiscal year ended December 28, 2024 and December 30, 2023 were as follows:

		Fiscal Year Ended
(in thousands)	Classification of (Gains) Losses Recognized in the Consolidated Statements of Net Income	December 28, 2024	December 30, 2023
Derivatives designated as cash flow hedges
Interest rate swap agreement	Interest expense, net	$(4,826)	$(4,551)
Zero cost collar agreement	Cost of sales	1,766	—
Zero cost collar agreement	Selling, general, and administrative expenses	97	—
Derivatives not designated as hedging instruments
Foreign exchange forward contract	Foreign exchange gain	$—	$(52)

The pre-tax (gain) losses recognized on derivative financial instruments in the Consolidated Statements of Comprehensive Income for the fiscal year ended December 28, 2024 and December 30, 2023 was as follows:

	Fiscal Year Ended
(in thousands)	December 28, 2024	December 30, 2023
Derivatives designated as cash flow hedges
Interest rate swap agreement	$(346)	$2,827
Zero cost collar agreement	$3,534	$—

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

There were no changes during the fiscal year ended December 28, 2024 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of December 28, 2024 and December 30, 2023, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

Defined Benefit Plan Assets / Non-qualified Supplemental Retirement and Savings Plan Investments

See Note 11, Benefit Plans, for a description of valuation methodologies and investment balances for defined benefit plan assets and investments related to the Company’s Non-Qualified Supplemental Retirement and Savings Plan.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 28, 2024:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$658,491	$—	$—	$658,491
Investments in equity securities	10,182	—	—	10,182
Mutual funds	23,268	—	—	23,268
Total	$691,941	$—	$—	$691,941

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 30, 2023:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$415,788	$—	$—	$415,788
Investments in equity securities	10,832	—	—	10,832
Mutual funds	20,148	—	—	20,148
Total:	$446,768	$—	$—	$446,768

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, trade receivables and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and trade receivables approximate their fair values. The Company’s revolving and term loan debt facilities’ fair values approximate book value at December 28, 2024 and December 30, 2023, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series B and USD Senior Notes, Series A and Series B, as of December 28, 2024 and December 30, 2023 were as follows:

	December 28, 2024		December 30, 2023
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series B due 2028	$98,928	$91,741	$105,246	$96,532
USD Senior Notes, Series A due 2025	50,000	49,919	50,000	49,070
USD Senior Notes, Series B due 2027	100,000	96,623	100,000	96,127
USD Senior Notes, Series B due 2030	125,000	114,786	125,000	115,687
USD Senior Notes, due 2032	100,000	91,175	100,000	93,228

Impairments

The results of the annual goodwill impairment test as of September 29, 2024 indicated that the estimated fair values for Industrial controls and sensors and Automotive Sensors reporting units were below their respective carrying values. Accordingly, the Company recorded non-cash impairment charges of $36.1 million and $8.6 million, respectively, to reflect the impairment of goodwill for the Industrial controls and sensors reporting unit within the Industrial segment and the Automotive sensors reporting unit within the Transportation segment. Additionally, during the fourth quarter of 2024, the Company also recorded a non-cash impairment charge of $47.8 million primarily related to certain acquired customer relationships, developed technology, and tradename intangible assets in the Industrial controls and sensors reporting unit within the Industrial segment. See Note 5, Goodwill and Other Intangible Assets, for further discussion. In addition, during the first quarter of 2024, the Company recognized a $0.9 million impairment related to certain machinery and equipment in the commercial vehicle business within the Transportation segment.

2024 goodwill and intangible assets impairment charges were the result of measuring a reporting unit at fair value on a nonrecurring basis as shown below:

(in thousands)	For Fiscal Year Ended December 28, 2024		December 28, 2024
	Impairment Charge	Estimated Fair Value Measurement (Level 3)	Net Carrying Value
Industrial controls and sensors reporting unit
Customer relationships, trademarks, and tradenames	$40,641	$6,620	$7,142
Patents, licenses and software	6,938	950	1,065
Intangible assets, net of amortization	$47,579	$7,570	$8,207

Goodwill	$36,147	$119,361	$115,159

Automotive sensors reporting unit
Goodwill	$8,616	$—	$—

During 2023, the Company recognized a $3.9 million impairment charge related to the land and building of a property in the commercial vehicle business within the Transportation segment that the Company made the decision to donate, a $0.9 million impairment charge substantially related to certain patents in a business within the Industrial segment, and a $0.1 million impairment related to certain machinery and equipment in the semiconductor business within the Electronics segment. See Note 8, Restructuring, Impairment, and Other Charges, for further discussion.

During the fourth quarter of 2022, the Company recorded a $2.9 million intangible asset impairment charge in Restructuring, impairment, and other charges in the Consolidated Statements of Net Income, for certain acquired technology and patent intangible assets due to a change in use and projected cash flows within the Electronics segment. See Note 5, Goodwill and Other Intangible Assets, for further discussion. Additionally, the Company recorded a non-cash impairment charge of $1.7 million for certain machinery and equipment within Electronics segment due to a decision to cease further production of a product line during the fourth quarter of 2022. The fair value of the patent, technology, and machinery and equipment were measured on a nonrecurring basis using Level 3 inputs under the fair value hierarchy. The Company's accounting and finance management determines the valuation policies and procedures for Level 3 fair value measurements and is responsible for the development and determination of unobservable inputs.

11. Benefit Plans

The Company has Company-sponsored and mandatory defined benefit pension plans covering employees in the United Kingdom ("U.K."), Germany, the Philippines, China, Japan, Mexico, Italy, and France. The amount of the retirement benefits provided under the plans is generally based on years of service and final average pay.

On October 4, 2024, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company will be required to pay pension payments to the Company’s United Kingdom pension plan to match required pension payments until a later buyout, at which point the insurance company will directly pay and administer the benefits to the plan's participants, or to their designated beneficiaries. The purchase of this group annuity contract will reduce the Company’s outstanding pension benefit obligation by approximately $23 million, representing approximately 33% of the total obligations of the Company’s qualified pension plans, and will be funded with pension plan assets and additional cash on hand. In connection with this transaction, the Company currently expects to record a one-time non-cash settlement charge in 2026 estimated between $6 million and $8 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. The actual settlement charge could differ from this estimate due to final data and plan wind-up expenses.

Benefit plan related information is as follows for the years 2024 and 2023:

(in thousands)	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$73,521	$64,526
Service cost	3,060	2,774
Interest cost	3,873	3,795
Net actuarial loss	501	4,312
Benefits paid from the plan assets	(2,037)	(1,933)
Benefits paid directly by the Company	(2,042)	(2,035)
Settlements	(1,248)	(1,687)
Effect of exchange rate movements	(4,946)	3,769
Benefit obligation at end of year	$70,682	$73,521

Change in plan assets at fair value:
Fair value of plan assets at beginning of year	$37,696	$35,433
Actual (loss) gain on plan assets	(529)	1,358
Employer contributions	5,376	1,821
Benefits paid from the plan assets	(2,037)	(1,933)
Settlements	—	(463)
Effect of exchange rate movements	(1,168)	1,480
Fair value of plan assets at end of year	39,338	37,696
Net amount unfunded status	$(31,344)	$(35,825)

Amounts recognized in the Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023 consist of the following:

(in thousands)	2024	2023
Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$6	$79
Current benefit liability	(1,514)	(1,482)
Non-current benefit liability	(29,836)	(34,422)
Net liability recognized	$(31,344)	$(35,825)

The amounts included in accumulated other comprehensive loss in the Consolidated Balance Sheets, excluding tax effects that have not yet been recognized as components of net periodic benefit costs as of December 28, 2024 and December 30, 2023 were as follows:

(in thousands)	2024	2023
Net actuarial loss	$6,679	$4,182
Prior service cost	1,304	1,440
Total	$7,983	$5,622

The pre-tax amounts recognized in other comprehensive (loss) income in 2024 and 2023 were as follows:

	2024	2023
(in thousands)
Amortization of:
Prior service cost	$93	$94
Net actuarial loss (gain)	81	(49)
Amount arising during the period:
Net actuarial loss	(3,099)	(4,202)
Net curtailment and settlement loss (gain)	299	(266)
Foreign currency adjustments	265	(334)
Total	$(2,361)	$(4,757)

Due to the signing of the group annuity contract for the U.K. pension plan, the liabilities of the plan were remeasured as of October 4, 2024 resulting in an increase of $3.8 million to unamortized actuarial loss within other comprehensive income (loss). In addition, the net actuarial loss during 2024 as compared to 2023 were impacted by lower discount rates in 2024 as compared to 2023.

The components of net periodic benefit costs for the fiscal years 2024, 2023, and 2022 are as follows:

(in thousands)	2024	2023	2022
Components of net periodic benefit cost:
Service cost	$3,060	$2,774	$3,072
Interest cost	3,873	3,795	2,529
Expected return on plan assets	(2,069)	(1,879)	(1,507)
Amortization of prior service and net actuarial loss	174	45	378
Net periodic benefit cost	5,038	4,735	4,472
Net settlement loss (gain)	299	(266)	(820)
Total expense for the year	$5,337	$4,469	$3,652

Weighted average assumptions used to determine net periodic benefit cost for the fiscal years 2024, 2023, and 2022 are as follows:

	2024	2023	2022
Discount rate	5.6%	5.8%	3.1%
Expected return on plan assets	5.5%	5.2%	3.3%
Compensation increase rate	4.8%	4.7%	4.8%

The accumulated benefit obligation for the plans was $58.7 million and $60.6 million as of December 28, 2024 and December 30, 2023, respectively.

The following table provides a summary of under-funded or unfunded pension benefit plans with projected benefit obligations in excess of plan assets as of December 28, 2024 and December 30, 2023:

(in thousands)	2024	2023
Projected benefit obligation	$47,016	$73,029
Fair value of plan assets	15,666	37,124

The following table provides a summary of under-funded or unfunded pension benefit plans with accumulated benefit obligations in excess of plan assets as of December 28, 2024 and December 30, 2023:

(in thousands)	2024	2023
Accumulated benefit obligation	$28,028	$53,400
Fair value of plan assets	5,419	28,032

Weighted average assumptions used to determine benefit obligations as of December 28, 2024, December 30, 2023 and December 31, 2022 are as follows:

	2024	2023	2022
Discount rate	5.6%	5.6%	5.8%
Compensation increase rate	4.8%	4.8%	4.7%

Expected benefit payments to be paid to participants for the fiscal year ending are as follows:

(in thousands)	Expected Benefit Payments
2025	$4,149
2026	4,054
2027	4,037
2028	4,791
2029	5,368
2030-2034 and thereafter	34,181

The Company expects to make approximately $1.2 million of contributions to the plans and pay $2.1 million of benefits directly in 2025.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. For the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, the Company recorded $5.0 million, $1.5 million and $1.9 million expense, respectively, in Cost of sales, Restructuring, impairment, and other charges, and Other (income) expense, net within the Consolidated Statements of Net Income. As of December 28, 2024 and December 30, 2023, the Company reported benefit liabilities of $4.4 million and $4.8 million for these plans, of which $1.5 million and $1.7 million was recorded in Accrued liabilities and $2.9 million and $3.1 million was recorded in Other long-term liabilities on the Consolidated Balance Sheets, respectively. For the fiscal years ended December 28, 2024 and December 30, 2023, the pre-tax amounts recognized in other comprehensive income (loss) for these plans were $0.2 million and $1.3 million, respectively. For the fiscal year ended December 28, 2024, the expense reclassified from accumulated other comprehensive loss to earnings as components of net periodic benefit costs was $3.3 million. For the fiscal year ended December 30, 2023, the expense reclassified from accumulated other comprehensive loss to earnings as components of net periodic benefit costs was $0.4 million, including $0.5 million net settlement loss.

Defined Benefit Plan Assets

Based upon analysis of the target asset allocation and historical returns by type of investment, the Company has assumed that the expected long-term rate of return will be 5.5% on plan assets. Assets are invested to maximize long-term return taking into consideration timing of settlement of the retirement liabilities and liquidity needs for benefits payments. Pension plan assets were invested as follows, and were not materially different from the target asset allocation:

	Asset Allocation
	2024	2023
Cash and cash equivalents, and other	1%	3%
Equity securities	7%	7%
Fixed income securities	32%	90%
Bulk annuity contract	60%	—%
	100%	100%

The Company segregated its plan assets by the following major categories and level for determining their fair value as of December 28, 2024 and December 30, 2023. All plan assets that are valued using the net asset value per share (“NAV”) practical expedient have not been included within the fair value hierarchy, but are separately disclosed.

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

Fixed income – Fixed income securities are typically priced based on a last trade basis and are exchange-traded. Accordingly, the Company classified fixed income securities as Level 1. The Company has certain pooled pension funds which have mutual funds with underlying investments in fixed income securities and funds priced based on a valuation model rather than a last trade basis and are not exchange-traded. As such, they were classified as Level 2. The Company also invests in certain fixed income funds which are valued at the NAV.

Insurance contracts and other – This category includes pooled pension funds which have mutual funds with underlying investments in other assets and liabilities including alternatives priced based on a valuation model and are not exchange-traded. These were classified as Level 2. This category also includes insurance contracts that are valued by the re-insurer with the valuation inputs being not highly observable or traded on an open market. Accordingly, insurance contracts were categorized as Level 3. Lastly, this category includes other assets and liabilities including futures or swaps.

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

The valuation methodologies described above may generate a fair value calculation that may not be indicative of net realizable value or future fair values. While the Company believes the valuation methodologies used are appropriate, the use of different methodologies or assumptions in calculating fair value could result in different amounts. The Company invests in assets in which valuation is determined by the NAV. The Company believes that the NAV is representative of fair value at the reporting date, as there are no significant restrictions on redemption of these investments or other reasons to indicate that the investment would be redeemed at an amount different than the NAV.

The following table presents the Company’s pension plan assets measured at fair value by classification within the fair value hierarchy as of December 28, 2024:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	NAV	Total
Insurance contracts and other	$—	$—	$131	$—	$131
Cash and cash equivalents	422	—	—	—	422
Equities	2,921	—	—	—	2,921
Fixed income	7,224	—	—	5,198	12,422
Bulk annuity contract	—	—	23,442	—	23,442
Total pension plan assets	$10,567	$—	$23,573	$5,198	$39,338

The following table presents the Company’s pension plan assets measured at fair value by classification within the fair value hierarchy as of December 30, 2023:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	NAV	Total
Insurance contracts and other	$—	$—	$133	$—	$133
Cash and cash equivalents	310	933	—	—	1,243
Equities	2,609	—	—	—	2,609
Fixed income	6,425	21,909	—	5,377	33,711
Total pension plan assets	$9,344	$22,842	$133	$5,377	$37,696

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2024 and 2023 due to the following:

(in thousands)	Level 3

Balance at December 31, 2022	$328
Level 3 assets transferred in from Level 1 and 2 assets valued at NAV:
Employer contribution	2
Actual return on assets	15
Benefits paid from the plan assets	(221)
Foreign currency adjustments	9
Balance at December 30, 2023	$133
Level 3 assets transferred in from Level 1 and 2 assets valued at NAV:
Bulk annuity contract added during the year	23,442
Employer contribution	2
Actual return on assets	4
Foreign currency adjustments	(8)
Balance at December 28, 2024	$23,573

Defined Contribution Plan

The Company also maintains a 401(k) savings plan covering substantially all U.S. employees. The Company matches 100% of the employee’s annual contributions for the first 4% of the employee’s eligible compensation. The Company may provide an additional discretionary match to participants and made discretionary matches of 2% of the employee’s eligible compensation for each of the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022. Employees are immediately vested in their contributions plus actual earnings thereon, as well as the Company contributions. Company matching contributions amounted to $6.5 million, $7.7 million, and $5.5 million in 2024, 2023, and 2022, respectively.

Non-qualified Supplemental Retirement and Savings Plan

The Company has a non-qualified Supplemental Retirement and Savings Plan which provides additional retirement benefits for certain management employees and named executive officers by allowing participants to defer a portion of their annual compensation. The Company maintains accounts for participants through which participants make investment elections. The investments are subject to the claims of the Company’s creditors and the Company is responsible for the payment of all benefits under the plan from its general assets. As of December 28, 2024, there was $23.3 million of marketable securities related to the plan included in Other long-term assets and $23.3 million of accrued compensation benefits included in Other long-term liabilities. The marketable securities are classified as Level 1 under the fair value hierarchy as they are maintained in mutual funds with readily determinable fair value. The Company made matching contributions to the plan of $0.5 million, $0.6 million, and $0.2 million in 2024, 2023, and 2022, respectively.

12. Stock-Based Compensation

Equity Plans: The Company has equity-based compensation plans authorizing the granting of stock options, restricted shares, restricted share units, and other stock rights to employees and directors. As of December 28, 2024, there were 1.0 million shares available for issuance of future awards under the Company’s equity-based compensation plans.

Stock options generally vest over a three-year period and are exercisable over either a seven or ten-year period commencing from the date of the grant. Restricted shares and share units granted by the Company generally vest over three years. Stock options and restricted share units may have accelerated vesting upon meeting certain qualified conditions.

The following table provides a reconciliation of outstanding stock options for the fiscal year ended December 28, 2024.

	Shares Under Option	Weighted Average Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (000’s)
Outstanding December 30, 2023	598,357	$191.33
Granted	96,592	231.13
Exercised	(64,437)	165.01
Forfeited	(700)	242.47
Outstanding December 28, 2024	629,812	200.07	3.6	$25,427
Exercisable December 28, 2024	449,884	186.40	2.8	24,658

The following table provides a reconciliation of non-vested restricted share and share unit awards ("RSU") for the fiscal year ended December 28, 2024.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested December 30, 2023	160,498	$237.09
Granted	104,905	225.92
Vested	(75,258)	240.37
Forfeited	(4,132)	232.69
Nonvested December 28, 2024	186,013	229.56

The total intrinsic value of options exercised during 2024, 2023, and 2022 was $6.3 million, $12.2 million, and $3.7 million, respectively. The total fair value of the vested RSU shares was $16.2 million, $19.8 million, and $15.4 million for 2024, 2023, and 2022, respectively. The total amount of share-based liabilities paid was $1.3 million, $2.2 million, and $1.1 million for 2024, 2023, and 2022, respectively.

The Company recognizes compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the awards. At December 28, 2024, the unrecognized compensation cost for options and restricted shares was $24.3 million before tax, and will be recognized over a weighted average period of 1.8 years. Compensation cost included as a component of cost of sales, research and development and selling, general, and administrative expenses for all equity compensation plans discussed above was $27.4 million, $25.7 million, and $24.6 million for 2024, 2023, and 2022, respectively. The total related income tax benefit recognized in the Consolidated Statements of Net Income was $4.0 million, $3.8 million, and $3.5 million for 2024, 2023, and 2022, respectively.

The Company uses the Black-Scholes option valuation model to determine the fair value of stock option awards granted. The weighted average fair value of and related assumptions for options granted are as follows:

	2024	2023	2022
Weighted average fair value of options granted	$75.25	$77.40	$70.39
Assumptions:
Risk-free interest rate	4.71%	3.67%	2.83%
Expected dividend yield	1.13%	1.00%	0.92%
Expected stock price volatility	34.9%	36.0%	35.0%
Expected life of options (years)	4.4	4.4	4.4

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

Share Repurchase Program

The Company's Board of Directors authorized the repurchase of up to $300 million in the aggregate of shares of the Company’s common stock for the period May 1, 2021 to April 30, 2024 ("2021 program"). On April 25, 2024, the Company's Board of Directors authorized a new three-year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period May 1, 2024 to April 30, 2027 ("2024 program") to replace the expired 2021 program.

During the fiscal year of 2024, the Company repurchased 179,311 shares of its common stock totaling $40.9 million, of which, $38.9 million was pursuant to the 2021 program and $2.0 million was pursuant to the 2024 program. There are $298.0 million of an authorized amount yet purchased under the 2024 program as of December 28, 2024. During the fiscal years of 2023 and 2022, the Company did not repurchase any shares of its common stock.

13. Other Comprehensive Income (Loss)

Changes in other comprehensive income (loss) by component for fiscal years 2024, 2023, and 2022 were as follows:

	Fiscal Year Ended
	December 28, 2024			December 30, 2023			December 31, 2022
(in thousands)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Defined benefit pension plan and other adjustments	$(2,947)	$51	$(2,896)	$(5,911)	$491	$(5,420)	$11,560	$(1,825)	$9,735
Cash flow hedges	(3,188)	41	(3,147)	(2,827)	679	(2,148)	8,679	(2,083)	6,596
Foreign currency translation adjustments (1)	(86,273)	1,772	(84,501)	48,227	(712)	47,515	(39,619)	987	(38,632)
Total change in other comprehensive income (loss)	$(92,408)	$1,864	$(90,544)	$39,489	$458	$39,947	$(19,380)	$(2,921)	$(22,301)

(1) The tax shown above within the foreign currency translation adjustments is the U.S. tax associated with the foreign currency translation adjustments of earnings of non-U.S. subsidiaries which have been previously taxed in the U.S. and are not permanently reinvested.

Accumulated Other Comprehensive Loss (“AOCI”): The following table sets forth the changes in the components of AOCI by component for fiscal years 2024, 2023, and 2022:

(in thousands)	Pension and postretirement liability and reclassification adjustments	Cash flow hedges	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Balance at January 1, 2022	$(11,928)	$—	$(61,535)	$(73,463)
2022 activity	9,735	6,596	(38,632)	(22,301)
Balance at December 31, 2022	$(2,193)	$6,596	$(100,167)	$(95,764)
2023 activity	(5,420)	(2,148)	47,515	39,947
Balance at December 30, 2023	$(7,613)	$4,448	$(52,652)	$(55,817)
2024 activity	(2,896)	(3,147)	(84,501)	(90,544)
Balance at December 28, 2024	$(10,509)	$1,301	$(137,153)	$(146,361)

On October 4, 2024, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company will be required to pay pension payments to the Company’s United Kingdom pension plan to match required pension payments until a later buyout, at which point the insurance company will directly pay and administer the benefits to the plan's participants, or to their designated beneficiaries. The purchase of this group annuity contract will reduce the Company’s outstanding pension benefit obligation by approximately $23 million, representing approximately 33% of the total obligations of the Company’s qualified pension plans, and will be funded with pension plan assets and additional cash on hand. In connection with this transaction, the Company currently expects to record a one-time non-cash settlement charge in 2026 estimated between $6 million and $8 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. The actual settlement charge could differ from this estimate due to final data and plan wind-up expenses.

Due to the signing of the group annuity contract for the U.K. pension plan, the liabilities of the plan were remeasured as of October 4, 2024 resulting in an increase of $3.8 million to unamortized actuarial loss within other comprehensive income (loss). See Note 11, Benefits Plans for further discussion.

Amounts reclassified from accumulated other comprehensive loss to earnings for fiscal years 2024, 2023, and 2022 were as follows:

	Fiscal Year Ended
(in thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Pension and postemployment and other plans:
Amortization of prior service, net actuarial loss (gain), and other	$3,441	$(43)	$785
Net settlement loss and accelerated prior service costs	299	247	477
Total	$3,740	$204	$1,262

The Company recognizes the amortization of prior service costs and net settlement loss in Restructuring, impairment, and other charges and Other (income) expense, net within the Consolidated Statements of Net Income.

14. Income Taxes

The 2017 Tax Cuts and Jobs Act (the "Tax Act"), among other things, imposed a one-time tax (the “Toll Charge”) on accumulated earnings of certain non-U.S. subsidiaries and included base broadening provisions commonly referred to as the global intangible low-taxed income provisions ("GILTI").

The Company elected to pay the 2017 Littelfuse Toll Charge over the eight-year period prescribed by the Tax Act. The anticipated 2025 annual installment payment of this Toll Charge of $8.2 million, which represents the eighth and final required installment, is included in Accrued income taxes, on the Consolidated Balance Sheet as of December 28, 2024.

In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

Domestic and foreign income (loss) before income taxes is as follows:

(in thousands)	2024	2023	2022
Domestic	$3,151	$40,571	$32,462
Foreign	148,712	288,027	410,582
Income before income taxes	$151,863	$328,598	$443,044

Federal, state, and foreign income tax expense (benefit) consists of the following:

(in thousands)	2024	2023	2022
Current:
Federal	$(5,881)	$8,188	$12,423
State	1,826	2,880	2,183
Foreign	58,551	57,999	77,551
Subtotal	$54,496	$69,067	$92,157
Deferred:
Federal and State	$4,091	$1,751	$(9,182)
Foreign	(6,914)	(1,705)	(13,237)
Subtotal	$(2,823)	$46	$(22,419)
Provision for income taxes	$51,673	$69,113	$69,738

A reconciliation between income taxes computed on income before income taxes at the federal statutory rate and the provision for income taxes is provided below:

(in thousands)	2024	2023	2022
Tax expense at statutory rate of 21%	$31,891	$69,006	$93,039
Non-U.S. income tax rate differential	(1,130)	(25,623)	(41,731)
Non-U.S. losses and expenses with no tax benefit	9,401	11,261	10,660
Tax on unremitted earnings	6,616	6,394	10,870
Tax impact of non-deductible goodwill impairment charge	5,810	—	—
Net impact associated with U.S. tax on non-U.S. income, including GILTI	5,809	4,739	2,546
State and local taxes, net of federal tax benefit	2,533	1,503	215
Certain changes in unrecognized tax benefits and related accrued interest	(8,692)	(172)	1,839
One-time tax deductions for stock of subsidiaries	—	—	(11,495)
Other, net	(565)	2,005	3,795
Provision for income taxes	$51,673	$69,113	$69,738

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities at December 28, 2024 and December 30, 2023, are as follows:

(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$46,263	$36,941
Interest expense carryforwards	34,800	34,205
Accrued expenses and reserves	32,336	39,299
Capitalized expenses	18,939	16,872
Lease liabilities	13,016	—
U.S. foreign tax credit carryforwards	3,490	3,561
U.S. research and other general business tax credit carryforwards	1,252	1,468
Other	196	—
Deferred tax assets	150,292	132,346
Less: Valuation allowance	(55,468)	(41,542)
Total deferred tax assets	94,824	90,804

Deferred tax liabilities:
Excess of book basis over the tax basis for intangible assets and goodwill	133,701	148,659
Excess of book basis over the tax basis for property, plant, and equipment	24,238	22,570
Tax on unremitted earnings	14,612	18,621
Right of use lease assets	12,906	—
Unrealized foreign currency exchange gains	—	1,288
Total deferred tax liabilities	185,457	191,138
Net deferred tax liabilities	$90,633	$100,334

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

The Company paid income taxes of $88.1 million, $81.1 million, and $96.8 million in 2024, 2023, and 2022, respectively, and received income tax refunds of $4.3 million, $7.2 million, and $3.2 million in 2024, 2023, and 2022, respectively.

Deferred income taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those subsidiaries for which such excess is considered to be permanently reinvested in those operations. The Company believes the determination of the amount of such deferred income taxes is impractical as it would depend upon income tax laws and circumstances at the time of the hypothetical distributions or dispositions. As of December 28, 2024, unremitted earnings of the Company’s non-U.S. subsidiaries were approximately $1.5 billion. A distribution of such earnings will generally not be subject to U.S. federal income tax. The Company recognized deferred tax liabilities of $14.6 million as of December 28, 2024 and $18.6 million as of December 30, 2023, related to taxes on certain non-U.S. earnings which are not considered to be permanently reinvested.

The Company has two subsidiaries in China which benefit from lower tax rates due to “tax holidays” which apply for three-year periods. The tax holiday for one of the subsidiaries expired at the end of 2023, but was later extended for an additional three years, retroactive to include all of 2024, as well as 2025 and 2026, and for the other subsidiary the tax holiday will expire at the end of 2025. Together, the tax holidays contributed $5.0 million in tax benefits, or $0.20 per diluted share, during 2024. Future year tax benefits will depend upon the Company’s ability to obtain extensions, after the three-year periods expire. There can be no assurance that future extensions will be granted.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 28, 2024, December 30, 2023, and December 31, 2022 is as follows:

(in thousands)	Unrecognized Tax Benefits
Balance at December 31, 2022	$30,374
Additions for tax positions related to pre-acquisition periods of acquired subsidiaries	1,975
Additions for tax positions taken in the current year	1,200
Decreases for tax positions taken in the prior year	(792)
Decreases for lapses in statute of limitations	(1,051)
Decreases for settlements	(215)
Other	(42)
Balance at December 30, 2023	$31,449
Additions for tax positions taken in the current year	1,251
Additions for tax positions taken in the prior year	375
Decreases for lapses in statute of limitations	(7,650)
Other	574
Balance at December 28, 2024	$25,999

The December 28, 2024 total in the table above represents the net amount of tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. Of this amount, approximately $6.3 million may be recognized in 2025 based upon the possible lapse in the statute of limitations. None of the positions included in unrecognized tax benefits are related to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. The Company recognized such interest benefit of $2.7 million (including a $4.1 million decrease due to a lapse in the statute of limitations), $0.5 million expense (net of a $1.7 million decrease due to a lapse in the statute of limitations) and $1.4 million expense (net of a $0.2 million decrease due to a lapse in the statute of limitations) in 2024, 2023, and 2022, respectively. Accrued interest for such matters included in Other long-term liabilities within the Consolidated Balance Sheets was $11.1 million and $14.4 million as of December 28, 2024 and December 30, 2023, respectively.

The U.S. federal statute of limitations remains open for the Company for the 2018 tax year and later years. Non-U.S. and U.S. state statutes of limitations generally range from three to seven years, although certain jurisdictions do not have a statute expiration. Tax examinations occur from time to time, including examinations currently in process in Italy, Germany, the Netherlands, Singapore, other non-U.S. jurisdictions and certain U.S. states. The Company does not expect to recognize a significant amount of additional tax expense as a result of concluding these examinations.

15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	2024	2023	2022
Numerator:
Net income as reported	$100,190	$259,485	$373,306

Denominator:
Weighted average shares outstanding
Basic	24,821	24,854	24,734
Effect of dilutive securities	218	248	252
Diluted	25,039	25,102	24,986

Earnings Per Share:
Basic earnings per share	$4.04	$10.44	$15.09
Diluted earnings per share	$4.00	$10.34	$14.94

Potential shares of common stock attributable to stock options and restricted shares excluded from the earnings per share calculation because their effect would be anti-dilutive were 139,839, 110,002, and 87,425 shares in 2024, 2023, and 2022, respectively.

During the fiscal year of 2024, the Company repurchased 179,311 shares of its common stock totaling $40.9 million, of which, $38.9 million was pursuant to the 2021 program and $2.0 million was pursuant to the 2024 program. There are $298.0 million of an authorized amount not yet purchased under the 2024 program as of December 28, 2024. During the fiscal years of 2023 and 2022, the Company did not repurchase any shares of its common stock.

16. Segment Information

The Company and its subsidiaries design, manufacture and sell component, modules and subassemblies to empower the long-term structural themes of sustainability, connectivity and safety. The Company aggregated its operating segments into the reportable segments: Electronics, Transportation, and Industrial. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM is the Company’s President and Chief Executive Officer (“CEO”). The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes, but does not evaluate the operating segments using discrete balance sheet information and as such, segment asset information is not disclosed. The CODM’s key decisions involve the allocation of resources, such as acquisitions, divestitures, investments, capital expenditures, significant customer contracts, and other key management resources, and assessment of performance, such as executive officer hiring, promotion, and compensation. The CODM uses operating income as the key metric when establishing targets in the annual budget and in evaluating the allocation of resources to each segment. The CODM regularly reviews each segment's operating income against the forecast, budget and previous quarterly results to assess performance and make decisions about the allocation of operating and capital resources to each segment.

Sales, marketing, and research and development expenses are charged directly into each operating segment. Finance, information technology, and human resources are shared functions that are allocated back to the operating segments. The Company does not report inter-segment revenue because the operating segments do not record it. Certain expenses, determined by the CODM to be strategic in nature and not directly related to segments current results, are not allocated but identified as “Other.” Additionally, the Company does not allocate interest and other income, interest expense, or taxes to operating segments. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Except as discussed above, the accounting policies for segment reporting are the same as for the Company as a whole.

•Electronics Segment: Consists of one of the broadest product offerings in the industry, including fuses and fuse accessories, positive temperature coefficient (“PTC”) resettable fuses, electromechanical switches and interconnect solutions, polymer electrostatic discharge (“ESD”) suppressors, varistors, reed switch based magnetic sensing, gas discharge tubes; semiconductor products such as discrete transient voltage suppressor (“TVS”) diodes, TVS diode arrays, protection and switching thyristors, silicon and silicon carbide metal-oxide-semiconductor field effect transistors (“MOSFETs”) and diodes, and insulated gate bipolar transistors (“IGBT”) technologies. The segment covers a broad range of end markets, including industrial motor drives and power conversion, automotive electronics, electric vehicle and related charging infrastructure, aerospace, power supplies, data centers and telecommunications, medical devices, alternative energy and energy storage, building and home automation, appliances, and mobile electronics.

•Transportation Segment: Consists of a wide range of circuit protection, power control and sensing technologies for global original equipment manufacturers (“OEMs”), Tier-one suppliers and parts and aftermarket distributors in passenger vehicles, heavy-duty truck and bus, off-road and recreational vehicles, material handling equipment, agricultural machinery, construction equipment and other commercial vehicle end markets. Passenger vehicle products are used in internal combustion engines, hybrid and electric vehicles including blade fuses, battery cable protectors, resettable fuses, high-current fuses, high-voltage fuses, and sensor products designed to monitor the occupant’s safety and environment as well as the vehicle’s powertrain. Commercial vehicle products include fuses, switches, circuit breakers, relays, and power distribution modules and units used in applications serving a number of end markets, including heavy-duty truck and bus, construction, agriculture, material handling and marine.

•Industrial Segment: Consists of industrial circuit protection (industrial fuses), protective and monitoring relays (protection relays, residual current devices and monitors, ground fault circuit interrupters, solid state switches, and arc fault detection devices), and industrial controls and sensors (contactors, transformers, and temperature sensors) for use in various applications such as renewable energy and energy storage systems, industrial safety, factory automation, electric vehicle charging infrastructure, HVAC systems, non-residential construction, MRO, and mining.

The Company has provided this segment information for all comparable prior periods. Segment information is summarized as follows:

(in thousands)	2024	2023	2022
Net sales
Electronics	$1,186,773	$1,350,426	$1,492,819
Transportation	672,434	678,278	716,140
Industrial	331,561	333,953	304,938
Total net sales	$2,190,768	$2,362,657	$2,513,897

Other segment expenses
Electronics	$1,016,880	$1,049,845	$1,061,203
Transportation	613,856	644,644	652,601
Industrial	289,230	279,153	256,085
Total other segment expenses	$1,919,966	$1,973,642	$1,969,889

Segment operating income
Electronics	$169,893	$300,581	$431,616
Transportation	58,578	33,634	63,539
Industrial	42,331	54,800	48,853
Total segment operating income	270,802	389,015	544,008
Other(a)	(112,022)	(28,153)	(43,182)
Total operating income	158,780	360,862	500,826
Interest expense	38,717	39,866	26,216
Foreign exchange (gain) loss	(9,230)	12,299	24,359
Other (income) expense, net	(22,570)	(19,901)	7,207
Income before income taxes	$151,863	$328,598	$443,044

(a) Included in “Other” Operating income for 2024 was $93.5 million of non-cash impairment charges, which included $47.8 million for the impairment of intangible assets primarily related to certain acquired customer relationships, developed technology, and tradename in the Industrial controls and sensors reporting unit within the Industrial segment, and $36.1 million and $8.6 million of non-cash goodwill impairment charges associated with the Industrial controls and sensors reporting unit within the Industrial segment and the Automotive sensors reporting unit within the Transportation segment, respectively. The remaining impairment charges included $0.2 million for patents and customer relationships related to the exit of a small business in China within the Industrial segment. In addition, during the first quarter of 2024, the Company recognized a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment. The Company also recognized total restructuring charges of $14.9 million, primarily for employee termination costs related to the reorganization of certain manufacturing, selling and administrative functions in the semiconductor business within the Electronics segment and the reorganization of certain selling and administrative functions in the commercial vehicle business within the Transportation segment. See Note 8, Restructuring, Impairment and Other Charges, for further discussion. Also included in "Other" Operating income was $5.1 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, a gain of $1.0 million for the sale of two buildings within the Transportation segment, and a gain of $0.5 million recorded for the sale of a land use right within the Electronics segment.

Included in “Other” Operating income for 2023 was 11.7 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions and $11.6 million of restructuring, impairment and other charges, primarily related to employee termination costs. During 2023, the Company recorded a $3.9 million impairment charge related to the land and building in the commercial vehicle business within the Transportation segment, $0.9 million impairment charge substantially related to certain patents in a business within the Industrial segment, and a $0.1 million impairment related to certain machinery and equipment in the semiconductor business within the Electronics segment. See Note 8, Restructuring, Impairment and Other Charges, for further discussion.

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

Other segment operating expenses include cost of sales, selling, general, and administration expenses, and research and development expenses. Other segment expenses are reconciled to the operating income of each segment. The CODM regularly assesses the performance of each operating segment focusing on each operating segment’s revenue and operating income.

The Company’s depreciation and amortization expenses by segment for the fiscal years ended 2024, 2023, and 2022 are as follows:

(in thousands)	2024	2023	2022
Depreciation
Electronics	$40,456	$39,461	$35,496
Transportation	22,117	26,732	25,647
Industrial	5,752	5,441	3,868
Total depreciation	$68,325	$71,634	$65,011

Amortization
Electronics	$39,362	$39,883	$32,698
Transportation	13,518	15,782	18,109
Industrial	9,247	10,129	4,888
Total amortization	$62,127	$65,794	$55,695

The Company’s net sales classified according to the country where the customer is located, net property, plant, and equipment and additions to net property, plant, and equipment by country for the fiscal years ended 2024, 2023, and 2022 are as follows:

(in thousands)	2024	2023	2022
Net sales
U.S.	$800,331	$820,735	$912,498
China	506,643	546,786	638,978
Other countries(a)	883,794	995,136	962,421
Total net sales	$2,190,768	$2,362,657	$2,513,897

Long-lived assets
U.S.	$74,698	$73,126	$76,325
China	132,504	139,736	129,094
Mexico	89,558	102,218	107,119
Germany	58,758	47,217	39,635
Philippines	66,174	73,217	77,240
Other countries	55,376	57,639	51,697
Total long-lived assets	$477,068	$493,153	$481,110

Additions to long-lived assets
U.S.	$19,081	$9,502	$14,603
China	16,045	32,805	35,297
Mexico	10,181	13,920	26,514
Germany	19,972	10,279	5,255
Philippines	4,383	6,156	14,847
Other countries	8,751	10,992	7,678
Total additions to long-lived assets	$78,413	$83,654	$104,194

(a)Each country included in other countries are less than 10% of net sales.

For the year ended December 28, 2024, approximately 63% of the Company’s net sales were to customers outside the U.S. (exports and foreign operations), including approximately 23% to China. For the year ended December 30, 2023, approximately 65% of the Company's net sales were to customers outside the U.S. (exports and foreign operations), including approximately 23% to China. For the year ended December 31, 2022, approximately 64% of the Company's net sales were to customers outside the U.S. (exports and foreign operations), including approximately 25% to China. Sales to Arrow Electronics, Inc., which were included in the Electronics, Transportation, and Industrial segments, were 9.4%, 11.2%, and 11.5% of consolidated net sales in 2024, 2023, and 2022 respectively. No other single customer accounted for more than 10% of net sales during the last three years.

17. Commitments and Contingencies

Off-Balance Sheet Arrangements

As of December 28, 2024, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Pending Litigation and Claims

There are no material pending litigation or claims outstanding as of December 28, 2024.

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

EB-Tech Co., Ltd.: The Company owns approximately 15% of the outstanding equity of EB-Tech Co., Ltd. (“EB Tech”), a company with expertise in radiation technology based in South Korea.

Automated Technology (Phil), Inc.: The Company owns approximately 24% of the outstanding common shares of Automated Technology (Phil), Inc. (“ATEC”), a supplier located in the Philippines that provides assembly and test services. One member of the Company's executive officers serves on the Board of Directors of ATEC.

	Fiscal Year Ended
	December 28, 2024			December 30, 2023
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$1.5	$—	$—	$2.1	$—	$—
Purchase of material/services from related party	3.8	0.7	5.7	4.3	0.4	9.0
Accounts payable balance	$0.7	$0.1	$0.7	$0.5	$—	$1.0

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

As required by SEC Rule 15d-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to SEC Rule 13a-15 and based upon the updated framework in Internal Control — Integrated Framework (2013), as of the end of the period covered by this Annual Report on Form 10-K. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 28, 2024 due to a material weakness in our internal control over financial reporting as described below.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of December 28, 2024 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management has concluded that our consolidated financial statements for all periods involved fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework). The Company’s internal control system is designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 28, 2024. This report is included with this Form 10-K.

Inherent Limitations on Effectiveness of Controls and Procedures

There are inherent limitations to the effectiveness of any system of internal control over financial reporting. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with accounting principles generally accepted in the United States of America. Our internal controls over financial reporting are subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, and the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statement will not be prevented or detected on a timely basis.

Based on the Company’s assessment, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 28, 2024, the Company’s internal control over financial reporting was not effective due to the identification of the material weaknesses described below. In making this assessment, management has concluded that we did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, at certain of our non-U.S. manufacturing locations we lacked sufficiently skilled operational and accounting personnel to ensure that internal control responsibilities were performed and aligned with internal control objectives.

The material weakness in the control environment contributed to an additional material weakness related to the design and operating effectiveness of control activities over the existence of inventory at these locations. The Company did not maintain effective controls related to inventory cycle counts to validate existence of inventory, and consequently, the completeness and accuracy of the data used in evaluating the appropriateness of the valuation of inventory and related reserves. These material weaknesses resulted in corrections through cumulative out-of-period adjustments as described in notes to the consolidated financial statements as of and for the year ended December 28, 2024.

Changes in Internal Control over Financial Reporting

Except as otherwise described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended December 28, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan for Material Weaknesses

Our management team is committed to maintaining a strong internal control environment. The Company, with oversight from our Audit Committee of the Board of Directors, is taking comprehensive actions to remediate the material weaknesses. The Company has developed and is in the process of implementing its remediation plan, which will include the following steps:

Control environment
•recruiting of personnel with appropriate internal controls, and accounting knowledge and experience commensurate with our accounting and reporting requirements;
•enhanced supervision of personnel at certain locations to ensure compliance with established Company policies; and

•evaluating and updating (as appropriate) the sufficiency of policies and training provided to personnel to ensure the appropriate segregation of duties and adherence to the Code of Conduct.

Control activities
•augmentation of training and clear instruction as to the process for recording of adjustments to inventories;
•full physical inventory observations, facilitated by independent counters, until the cycle count and related inventory existence controls at certain of our non-U.S. manufacturing locations are operating effectively;
•implementation of a management review control over inventory movements;
•examination and enhancement of the procedures to evaluate the completeness and accuracy of data and assumptions utilized in computing inventory reserves.

We intend to remediate the material weaknesses as soon as possible; however, the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the appropriate controls are operating effectively.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Except as set forth below, the information required by this item will be contained in the Company’s Proxy Statement related to our 2025 Annual Meeting of Stockholders (the "proxy statement") and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information concerning compensation of the Company’s executive officers and directors for the fiscal year ended December 28, 2024, is set forth in the sections titled “Director Compensation,” “Compensation Discussion and Analysis” (including under subsections titled “Compensation Risk” and “Clawback Policy”), "Compensation Committee Report," “Compensation Tables,” "Potential Payments Upon Termination or Change in Control," "CEO Pay Ratio," and "Pay versus Performance," in the Company’s proxy statement and is incorporated herein by reference, except the section titled “Compensation Committee Report” is hereby “furnished” and not “filed” with this Annual Report on Form 10-K.

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

Pursuant to our acquisition of IXYS on January 17, 2018, we assumed four equity compensation plans that have not been approved by our stockholders and pursuant to which we may continue to grant equity awards: IXYS Corporation 2009 Equity Incentive Plan, IXYS Corporation 2011 Equity Incentive Plan, IXYS Corporation 2013 Equity Incentive Plan, IXYS Corporation 2016 Equity Incentive Plan (together, the "IXYS Plans"). We also assumed two expired equity compensation plans that have not been approved by our stockholders and pursuant to which we no longer have outstanding equity awards: the Zilog, Inc. 2002 Omnibus Stock Incentive Plan and Zilog, Inc. 2004 Omnibus Stock Incentive Plan (together, the "Zilog Plans"). The IXYS Corporation 2009 Equity Incentive Plan expired in June 2019; the IXYS Corporation 2011 Equity Incentive Plan expired in June 2021; the IXYS Corporation 2013 Equity Incentive Plan expired in June 2023; and equity awards remain outstanding under those plans.

Information about our equity compensation plans that were either approved or not approved by our stockholders as of December 28, 2024, is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	743,652	(2)	$164.51	884,247	(4)
Equity compensation plans not approved by security holders	84,414	(3)	$43.47	114,134	(5)
Total	828,066		$152.17	998,381

(1)The weighted average exercise price does not take into account the shares issuable upon the vesting of outstanding restricted stock units, which have no exercise price.
(2)Includes 142,749 shares reserved for issuance upon vesting of outstanding restricted stock units and 600,903 outstanding stock options granted under the Littelfuse, Inc. Long-Term Incentive Plan.
(3)Includes 55,505 shares reserved for issuance upon vesting of outstanding restricted stock units under the IXYS Plans and 28,909 outstanding stock options granted under the IXYS Plans and Zilog Plan. Below is a brief description of the material features of the compensation plans acquired pursuant to the acquisition of IXYS.
(4)Includes 840,046 shares that remain available for future issuance under the Littelfuse, Inc. Long-Term Incentive Plan and 44,201 shares that remain available for future issuance under the Deferred Compensation Plan for Non-Employee Directors.
(5)Includes 114,134 shares that remain available for future issuance under the IXYS Corporation 2016 Equity Incentive Plan.
IXYS Plans
In connection with the acquisition of IXYS, we assumed the IXYS Corporation 2009 Equity Incentive Plan, IXYS Corporation 2011 Equity Incentive Plan, IXYS Corporation 2013 Equity Incentive Plan, IXYS Corporation 2016 Equity Incentive Plan and outstanding unvested stock options originally granted by IXYS Corporation under the IXYS Plans that were held by continuing employees. At the time of the acquisition of IXYS Corporation, these awards were converted to Littelfuse stock options, with adjustments made to the exercise price of the stock options and the number of shares subject to stock options as agreed upon in the Acquisition Agreement. These unvested options vest in accordance with their original terms, generally vesting in equal annual installments over a four-year period from the original grant date. The options, once granted, generally expire ten years from the date of grant. Under the IXYS Plans, we may grant to former employees of IXYS Corporation or its subsidiaries restricted stock awards, RSUs, stock options and stock appreciation rights with an exercise price that is no less than the fair market value on the date of grant. Equity awards granted under the IXYS Plans following the acquisition have been on similar terms and consistent with grants made pursuant to the Littelfuse, Inc Long-Term Incentive Plan. The IXYS Corporation 2009, 2011, 2013 Equity Incentive Plans expired in June 2019, June 2021 and June 2023, respectively, with no additional grants made after the expiration date. As of December 28, 2024, 114,134 shares remained available for issuance under the IXYS Plans.

Zilog Plans

In connection with the acquisition of IXYS Corporation, we assumed the Zilog, Inc. 2004 Omnibus Stock Incentive Plan and outstanding stock options originally granted by IXYS Corporation under the Zilog Plan that were held by continuing employees of Zilog. At the time of the acquisition of IXYS Corporation, these awards were converted to Littelfuse stock options, with adjustments made to the exercise price of the stock options and the number of shares subject to stock options as agreed upon in the Acquisition Agreement. These options vested in accordance with their original terms, generally in equal annual installments over a four-year period from the original grant date. The options generally expire ten years from the date of grant. The Zilog 2004 Omnibus Stock Incentive Plan expired in February 2014 and no additional grants have been made thereunder. Therefore, as of December 28, 2024, no shares remain available for issuance of new awards under the Zilog Plan and no stock options remain outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning the security ownership of certain beneficial owners, the Company’s directors and executive officers as of February 26, 2025, is set forth in the section titled “Ownership of Littelfuse, Inc. Common Stock” in the Company’s proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information concerning the independence of the Company’s directors, certain relationships and related transactions during 2024 and the Company’s policies with respect to such transactions is set forth in the sections titled "Director Independence; Financial Experts", “Related Person Transactions Policy”, “Related Party Transactions” in the Company’s proxy statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information concerning principal accountant fees and services is set forth in the section titled “Audit Related Matters” in the Company’s proxy statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)Financial Statements and Schedules

			Page
1.	The following Financial Statements are filed as a part of this report:
	i.	Reports of Independent Registered Public Accounting Firms	47 - 50
	ii.	Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023	52
	iii.	Consolidated Statements of Net Income for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022	53
	vi.	Consolidated Statements of Comprehensive Income for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022	54
	v.	Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022	55
	vi.	Consolidated Statements of Equity for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022	56
	vii.	Notes to Consolidated Financial Statements	57 - 99

2.	The following Financial Statement Schedule is submitted herewith for the periods indicated therein.
	i.	Schedule II - Valuation and Qualifying Accounts and Reserves	106

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits. See Exhibit Index		108

ITEM 16. FORM 10-K SUMMARY

None.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Charged to Costs and Expenses (a)	Deductions (b)	Other (c)	Balance at End of Year
(in thousands)
Fiscal year ended December 28, 2024
Allowance for credit losses on accounts receivable	$2,187	$(182)	$(345)	$(71)	$1,589
Reserves for sales discounts and allowances	$82,509	$138,735	$(151,946)	$(897)	$68,401

Fiscal year ended December 30, 2023
Allowance for credit losses on accounts receivable	$1,575	$519	$(181)	$274	$2,187
Reserves for sales discounts and allowances	$81,987	$186,021	$(186,043)	$544	$82,509

Fiscal year ended December 31, 2022
Allowance for credit losses on accounts receivable	$1,910	$166	$(222)	$(279)	$1,575
Reserves for sales discounts and allowances	$57,322	$184,201	$(158,499)	$(1,037)	$81,987

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

Littelfuse, Inc.

By: /s/ Gregory N. Henderson
Gregory N. Henderson
President and Chief Executive Officer
 Date: March 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 13, 2025 and in the capacities indicated.

/s/ Gordon Hunter	Chairman of the Board of Directors
Gordon Hunter

/s/ Gregory N. Henderson	Director, President and Chief Executive Officer
Gregory N. Henderson	(Principal Executive Officer)

/s/ Kristina A. Cerniglia	Director
Kristina A. Cerniglia

/s/ Tzau-Jin Chung	Director
Tzau-Jin Chung

/s/ Gayla J. Delly	Director
Gayla J. Delly

/s/ Maria C. Green	Director
Maria C. Green

/s/ Anthony Grillo	Director
Anthony Grillo

/s/ David W. Heinzmann	Director
David W. Heinzmann

/s/ William P. Noglows	Director
William P. Noglows

/s/ Meenal A. Sethna	Executive Vice President and Chief Financial Officer
Meenal A. Sethna	(Principal Financial Officer)

/s/ Jeffrey G. Gorski	Senior Vice President and Chief Accounting Officer
Jeffrey G. Gorski	(Principal Accounting Officer)

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 0-20388) are incorporated herein by reference:

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
2.1	Stock Purchase Agreement, dated October 19, 2021, by and between Littelfuse, Inc., the Shareholders of Carling Technologies, Inc., and Christopher T. Sorenson, as Sellers’ Representative	8-K	2.1	10/20/2021	0-20388
2.2	First Amendment to Stock Purchase Agreement, dated November 29, 2021, by and between Littelfuse, Inc., the Shareholders of Carling Technologies, Inc., and Christopher T. Sorenson	10-K	2.3	2/27/2022	0-20388
2.3	Sale and Purchase Agreement, dated April 7, 2022, by and between Cayman NIH VI BEIT Holdings, L.P. and Littelfuse, Inc.	8-K	2.1	4/8/2022	0-20388
2.4	Warranty Deed, dated April 7, 2022, by and between the warrantors party thereto and Littelfuse, Inc.	8-K	2.2	4/8/2022	0-20388
2.5	Deed of Amendment No. 1 Sale and Purchase Agreement, dated July 18, 2022, by and between Cayman NIH VI BEIT Holdings, L.P. and Littelfuse, Inc.	10-Q	2.1	8/3/2022	0-20388
3.1	Certificate of Incorporation dated November 25, 1991, as amended April 25, 1997.	10-K	3.1	2/27/2017	0-20388
3.2	Certificate of Designations of Series A Preferred Stock.	8-K	4.2	12/1/1995	0-20388
3.3	Bylaws, as amended and restated January 27, 2023.	8-K	3.1	2/3/2023	0-20388
4.1	Description of Securities of Littelfuse, Inc.	10-K	4.1	2/21/2020	0-20388
10.1	Littelfuse, Inc. Outside Directors' Equity Plan.++	DEF14A	A	3/22/2007	0-20388
10.2	Form of Restricted Stock Unit Award Agreement under the Littelfuse, Inc. Outside Directors' Equity Plan.++	8-K	99.4	5/1/2008	0-20388
10.3	Form of Restricted Stock Unit Award Agreement (Outside Director) under the Littelfuse, Inc. Long-Term Incentive Plan.++	S-8	4.4	5/19/2010	0-20388
10.4	Form of Stock Option Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan.++	S-8	4.6	5/19/2010	0-20388
10.5	Littelfuse, Inc. Annual Incentive Plan, effective January 1, 2014. ++	DEF14A	A	3/17/2014	0-20388
10.6	Form of Stock Option Award Agreement (Executive) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.3	5/6/2016	0-20388
10.7	Form of Stock Option Award Agreement (Outside Director – 2016 Grant) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.4	5/6/2016	0-20388
10.8	Form of Restricted Stock Unit Award Agreement (Outside Director – 2016 Grant) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.7	5/6/2016	0-20388
10.9	Letter Agreement entered into between Littelfuse, Inc. and David W. Heinzmann. Effective January 1, 2017. ++	8-K	10.2	11/16/2016	0-20388
10.10	Littelfuse, Inc. 3.03% Senior Note, Series A, due February 15, 2022, and 3.74% Senior Note, Series B, due February 15, 2027 Note Purchase Agreement.	8-K	10.1	12/9/2016	0-20388
10.11	Littelfuse, Netherland C.V. 1.14% Senior Note, Series A, due December 8, 2023, and 1.83% Senior Note, Series B, due December 8, 2028 Note Purchase Agreement.	8-K	10.2	12/9/2016	0-20388
10.12	Subsidiary Guaranty Agreement, dated December 8, 2016.	8-K	10.4	12/9/2016	0-20388

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.13	Subsidiary Guaranty Agreement, dated as of February 15, 2017.	8-K	10.2	2/15/2017	0-20388
10.14	Restated Littelfuse, Inc. Supplemental Retirement and Savings Plan, effective January 1, 2017. ++	10-K	10.50	2/27/2017	0-20388
10.15	Amended and Restated Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.1	5/1/2017	0-20388
10.16	Form of 2017 Stock Option Award Agreement. ++	8-K	10.3	5/1/2017	0-20388
10.17	Employment offer letter between Littelfuse, Inc. and Jeffrey Gorski, dated June 28, 2017. ++	8-K	10.1	8/14/2017	0-20388
10.18	Note Purchase Agreement, dated November 15, 2017, among Littelfuse, Inc. and note purchasers listed on the signature pages thereto.	8-K	10.1	11/15/2017	0-20388
10.19	Form of 3.78% Senior Note, Series B, due February 15, 2030.	8-K	4.2	11/15/2017	0-20388
10.20	Form of 3.48% Senior Note, Series A, due February 15, 2025,	8-K	4.1	11/15/2017	0-20388
10.21	Subsidiary Guaranty Agreement, dated as of January 16, 2018, made by LFUS LLC, Littelfuse Commercial Vehicle, LLC, Iron Merger Co., Inc., IXYS Merger Co., LLC and SymCom, Inc. in favor of the note purchasers and the other holders.	8-K	10.2	1/18/2018	0-20388
10.22	Littelfuse, Inc. Executive Severance Policy. ++	8-K	10.4	1/18/2018	0-20388
10.23	IXYS Corporation 2009 Equity Incentive Plan++	S-8	4.4	1/19/2018	333-221147
10.24	IXYS Corporation 2011 Equity Incentive Plan++	S-8	4.5	1/19/2018	333-221147
10.25	IXYS Corporation 2013 Equity Incentive Plan++	S-8	4.6	1/19/2018	333-221147
10.26	IXYS Corporation 2016 Equity Incentive Plan++	S-8	4.7	1/19/2018	333-221147
10.27	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan++	10-Q	10.4	8/10/2009	000-26124
10.28	Notice of Stock Option Grant and Agreement for IXYS Corporation 2011 Equity Incentive Plan++	10-Q	10.2	8/5/2011	000-26124
10.29	Notice of Stock Option Grant and Agreement for IXYS Corporation 2013 Equity Incentive Plan++	10-Q	10.6	8/9/2013	000-26124
10.30	Notice of Stock Option Grant and Agreement for IXYS Corporation 2016 Equity Incentive Plan++	10-Q	10.1	11/3/2016	000-26124
10.31	Cross Border Assumption Agreement, dated as of October 3, 2018, made by each of New Dutch B.V. and IXYS Dutch B.V. in favor of the note purchasers and the other holders.	10-K	10.106	02/22/2019	0-20388
10.32	Amended and Restated Employment Agreement entered into between Littelfuse Europe GmbH and Alexander Conrad, effective April 1, 2019. ++	10-K	10.77	02/21/2020	0-20388
10.33	Form of Restricted Stock Unit Award Agreement (Tier I) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.1	4/24/2020	0-20388
10.34	Form of Option Award Agreement (Tier I) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.2	4/24/2020	0-20388
10.35	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.3	4/24/2020	0-20388
10.36	Form of Option Award Agreement (Non-Employee Director) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.4	4/24/2020	0-20388
10.37	Form of Restricted Stock Unit Award Agreement (Tier II) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.6	4/29/2020	0-20388
10.38	Form of Restricted Stock Unit Award Agreement (IXYS Tier II) under the IXYS Corporation Equity Incentive Plan. ++	10-Q	10.7	4/29/2020	0-20388

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.39	Form of Retention Stock Option Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.8	7/29/2020	0-20388
10.40	Form of Retention Stock Option Award Agreement under the IXYS Corporation Equity Incentive Plan. ++	10-Q	10.9	7/29/2020	0-20388
10.41	Form of Retention Restricted Stock Unit Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.10	7/29/2020	0-20388
10.42	Form of Retention Restricted Stock Unit Award Agreement under the IXYS Corporation Equity Incentive Plan. ++	10-Q	10.11	7/29/2020	0-20388
10.43	Amended and Restated Littelfuse Deferred Compensation Plan for Non-Employee Directors. ++	10-Q	10.1	10/28/2020	0-20388
10.44	First Amendment to the Littelfuse, Inc. Supplemental Retirement and Savings Plan, effective January 1, 2019.++	10-K	10.68	2/18/2021	0-20388
10.45	Second Amendment to the Littelfuse, Inc. Supplemental Retirement and Savings Plan, effective January 1, 2020.++	10-K	10.69	2/18/2021	0-20388
10.46	Third Amendment to the Littelfuse, Inc. Supplemental Retirement and Savings Plan, effective January 1, 2020.++	10-K	10.70	2/18/2021	0-20388
10.47	Employment offer letter between Littelfuse, Inc. and Maggie Chu, dated April 28, 2021 ++	10-Q	10.1	7/28/2021	0-20388
10.48	Form of 4.33% Senior Note due June 30, 2032.	8-K	4.1	5/19/2022	0-20388
10.49	Note Purchase Agreement, dated May 18, 2022, among Littelfuse, Inc. and note purchasers listed on the signature pages thereto.	8-K	10.1	5/19/2022	0-20388
10.50	Subsidiary Guaranty Agreement, dated July 18, 2022, among Carling Technologies, Inc., Hartland Controls Holding Corp., Hartland Controls, L.L.C., IXYS Buckeye, LLC, IXYS Integrated Circuits Division, LLC, IXYS Long Beach, Inc., IXYS USA, LLC, IXYS, LLC, LFUS LLC, Littelfuse Commercial Vehicle, LLC, Littelfuse Holding, LLC, Littelfuse International Holding, LLC, Littelfuse Mexico Holding LLC, Monolith Semiconductor Inc., Pele Technology, Inc., Reaction Tech RE, LLC, Reaction Technology Epi, LLC, Reaction Technology Incorporated, SymCom, Inc. and Zilog, Inc.	8-K	10.2	5/19/2022	0-20388
10.51	First Amendment to 2016 Note Purchase Agreement, dated May 18, 2022, among Littelfuse, Inc., certain subsidiary guarantors, and the institutions party thereto.	8-K	10.3	5/19/2022	0-20388
10.52	First Amendment to 2016 Cross Border Note Purchase Agreement, dated May 18, 2022, among Littelfuse Netherland C.V., Littelfuse, Inc., certain subsidiary guarantors, and the institutions party thereto.	8-K	10.4	5/19/2022	0-20388
10.53	First Amendment to 2017 Note Purchase Agreement, dated May 18, 2022, among Littelfuse, Inc., certain subsidiary guarantors, and the institutions party thereto.	8-K	10.5	5/19/2022	0-20388
10.54	Amended and Restated Credit Agreement, dated as of June 30, 2022, by and among Littelfuse, Inc., certain subsidiaries of the company, as designated borrowers, certain subsidiaries of the company, as guarantors, the lenders party thereto and Bank of America, N.A., as agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association and BMO Harris Bank, N.A., as co-senior documentation agents, Wells Fargo Bank, National Association, as documentation agent, BofA Securities, Inc. as sole bookrunner and joint lead arranger, and JPMorgan Chase Bank, N.A., as joint lead arranger.	8-K	10.1	6/30/2022	0-20388
10.55	First Amendment to the Amended and Restated Littelfuse, Inc. Long-Term Incentive Plan.++	8-K	10.1	4/28/2023	0-20388
10.56	Form of Change of Control Agreement.++	8-K	10.1	1/05/2024	0-20388

Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.57	Amended and Restated Annual Incentive Plan.++	8-K	10.1	2/01/2024	0-20388
10.58	Retirement Letter, dated January 10, 2025, by and between Littelfuse, Inc. and David W. Heinzmann.++	8-K	10.1	1/13/2025	0-20388
10.59	Offer Letter, dated January 10, 2025, by and between Littelfuse, Inc and Gregory N. Henderson.++	8-K	10.2	1/13/2025	0-20388
10.60*	Performance Share Award Agreement, dated February 10, 2025, by and between Littelfuse, Inc. and Gregory N. Henderson.++
10.61*	Form of Off-Cycle Restricted Stock Unit Award Agreement.++
10.62*	Form of Off-Cycle Littelfuse-IXYS Restricted Stock Unit Award Agreement.++
10.63*	Summary of Non-Employee Director Compensation.++
19.1	Insider Trading Policy.	10-K	19.1	2/16/2024	0-20388
21.1*	Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+++	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy	10-K	97.1	2/16/2024	0-20388
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page on this Annual Report on Form 10-K for the fiscal year ended December 28, 2024, formatted in Inline XBRL and contained in Exhibit 101.
* Filed with this Report.
+ Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Littelfuse agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.
++ Management contract or compensatory plan or arrangement.
+++ Furnished with this Report.