Form 10-Q
period 2025-03-29
LITTELFUSE INC /DE
filed 2025-04-30
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission file number 0-20388
LITTELFUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware		36-3795742
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
6133 North River Road
Suite 500
Rosemont	Illinois	60018
(Address of principal executive offices)		(ZIP Code)

Registrant’s telephone number, including area code: 773-628-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.01 par value	LFUS	NASDAQ	Global Select Market

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

As of April 25, 2025, the registrant had outstanding 24,715,117 shares of Common Stock, net of Treasury Shares.

ITEM 1. FINANCIAL STATEMENTS
LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands, except share and per share data)	March 29, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$618,687	$724,924
Short-term investments	984	976
Trade receivables, less allowances of $69,244 and $69,990 at March 29, 2025 and December 28, 2024, respectively	317,828	294,371
Inventories (Note 3)	417,102	416,273
Prepaid income taxes and income taxes receivable	8,245	11,749
Prepaid expenses and other current assets	70,238	103,716
Total current assets	1,433,084	1,552,009
Net property, plant, and equipment (Note 4)	510,336	477,068
Intangible assets, net of amortization (Note 5)	475,645	482,118
Goodwill (Note 5)	1,307,941	1,228,502
Investments	21,821	23,245
Deferred income taxes	5,581	4,899
Right of use lease assets	85,028	72,211
Other long-term assets	48,799	51,727
Total assets	$3,888,235	$3,891,779
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$176,450	$188,359
Accrued liabilities (Note 6)	139,815	148,276
Accrued income taxes	35,592	29,658
Current portion of long-term debt (Note 8)	17,710	67,612
Total current liabilities	369,567	433,905
Long-term debt, less current portion (Note 8)	787,980	788,502
Deferred income taxes	95,416	95,532
Accrued post-retirement benefits	30,751	29,836
Non-current lease liabilities	72,243	60,559
Other long-term liabilities	75,523	69,833
Total liabilities	$1,431,480	$1,478,167
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, March 29, 2025–26,772,905; December 28, 2024–26,758,730	262	262
Additional paid-in capital	1,056,077	1,049,079
Treasury stock, at cost: 2,058,288 and 1,937,380 shares, respectively	(333,039)	(305,351)
Accumulated other comprehensive loss	(108,764)	(146,361)
Retained earnings	1,841,794	1,815,628
Littelfuse, Inc. shareholders’ equity	2,456,330	2,413,257
Non-controlling interest	425	355
Total equity	2,456,755	2,413,612
Total liabilities and equity	$3,888,235	$3,891,779

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 29, 2025	March 30, 2024
Net sales	$554,307	$535,385
Cost of sales	347,051	347,577
Gross profit	207,256	187,808

Selling, general, and administrative expenses	87,708	86,127
Research and development expenses	26,048	27,667
Amortization of intangibles	14,331	15,825
Restructuring, impairment, and other charges	9,019	3,237
Total operating expenses	137,106	132,856
Operating income	70,150	54,952

Interest expense	8,875	9,611
Foreign exchange loss (gain)	4,843	(5,042)
Other income, net	(3,515)	(5,321)
Income before income taxes	59,947	55,704
Income taxes	16,376	7,252
Net income	$43,571	$48,452

Earnings per share:
Basic	$1.76	$1.95
Diluted	$1.75	$1.93

Weighted-average shares and equivalent shares outstanding:
Basic	24,767	24,911
Diluted	24,963	25,124

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Net income	$43,571	$48,452
Other comprehensive income (loss):
Pension and postemployment adjustments, net of tax	219	344
Cash flow hedges, net of tax	588	1,926
Foreign currency translation adjustments, net of tax	36,790	(32,561)
Comprehensive income	$81,168	$18,161

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
OPERATING ACTIVITIES
Net income	$43,571	$48,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,430	16,668
Amortization of intangibles	14,331	15,825
Deferred revenue	613	(918)
Impairment charges	136	933
Stock-based compensation	4,855	3,617
Loss on investments and other assets	1,630	379
Deferred income taxes	(2,916)	(8,811)
Other	579	1,036
Changes in operating assets and liabilities:
Trade receivables	(14,745)	(12,723)
Inventories	8,699	16,179
Accounts payable	(8,772)	345
Accrued liabilities and income taxes	(8,044)	(28,042)
Prepaid expenses and other assets	7,391	4,210
Net cash provided by operating activities	65,758	57,150
INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(57,417)	—
Purchases of property, plant, and equipment	(23,102)	(15,547)
Net proceeds from sale of property, plant and equipment, and other	11	7,064
Net cash used in investing activities	(80,508)	(8,483)
FINANCING ACTIVITIES
Payments of senior notes payable	(50,000)	—
Repayments of other debts	(657)	(678)
Payments of term loan	(3,750)	(1,875)
Net proceeds related to stock-based award activities	2,082	1,364
Repurchases of common stock	(27,374)	(16,131)
Cash dividends paid	(17,335)	(16,200)
Net cash used in financing activities	(97,034)	(33,520)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,603	(8,550)
(Decrease) increase in cash, cash equivalents, and restricted cash	(106,181)	6,597
Cash, cash equivalents, and restricted cash at beginning of period	726,437	557,123
Cash, cash equivalents, and restricted cash at end of period	$620,256	$563,720
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$618,687	$562,153
Restricted cash included in other long-term assets	1,569	1,567
Cash paid during the period for interest	12,193	13,235
Capital expenditures, not yet paid	4,952	9,968
See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Income (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 28, 2024	$262	$1,049,079	$(305,351)	$(146,361)	$1,815,628	$355	$2,413,612
Net income	—	—	—	—	43,571	—	43,571
Other comprehensive income, net of tax	—	—	—	37,597	—	—	37,597
Stock-based compensation	—	4,855	—	—	—	—	4,855
Non-controlling interest	—	—	—	—	(70)	70	—
Withheld shares on restricted share units for withholding taxes	—	—	(62)	—	—	—	(62)
Stock options exercised	—	2,143	—	—	—	—	2,143
Repurchases of common stock, with excise tax	—	—	(27,626)	—	—	—	(27,626)
Cash dividends paid ($0.70 per share)	—	—	—	—	(17,335)	—	(17,335)
Balance at March 29, 2025	$262	$1,056,077	$(333,039)	$(108,764)	$1,841,794	$425	$2,456,755

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Loss	Retained Earnings	Non-controlling Interest	Total
Balance at December 30, 2023	$262	$1,012,325	$(259,263)	$(55,817)	$1,782,662	$312	$2,480,481
Net income	—	—	—	—	48,452	—	48,452
Other comprehensive loss, net of tax	—	—	—	(30,291)	—	—	(30,291)
Stock-based compensation	—	3,617	—	—	—	—	3,617
Non-controlling interest	—	—	—	—	2	(2)	—
Withheld shares on restricted share units for withholding taxes	—	—	(4)	—	—	—	(4)
Stock options exercised	—	1,369	—	—	—	—	1,369
Repurchases of common stock, with excise tax	—	—	(16,131)	—	—	—	(16,131)
Cash dividends paid ($0.65 per share)	—	—	—	—	(16,200)	—	(16,200)
Balance at March 30, 2024	$262	$1,017,311	$(275,398)	$(86,108)	$1,814,916	$310	$2,471,293

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

Basis of Presentation

The Company’s accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheets, statements of net income and comprehensive income, statements of cash flows, and statements of stockholders' equity prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. They have been prepared in accordance with accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, which should be read in conjunction with the disclosures therein. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for interim periods are not necessarily indicative of annual operating results.

Revenue Recognition

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three months ended March 29, 2025 and March 30, 2024:

	Three Months Ended March 29, 2025
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$158,289	$—	$—	$158,289
Electronics – Passive Products and Sensors	148,960	—	—	148,960
Commercial Vehicle Products	—	77,769	—	77,769
Passenger Car Products	—	69,035	—	69,035
Automotive Sensors	—	15,058	—	15,058
Industrial Products	—	—	85,196	85,196
Total	$307,249	$161,862	$85,196	$554,307

	Three Months Ended March 30, 2024
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$157,871	$—	$—	$157,871
Electronics – Passive Products and Sensors	133,234	—	—	133,234
Commercial Vehicle Products	—	79,514	—	79,514
Passenger Car Products	—	70,262	—	70,262
Automotive Sensors	—	20,591	—	20,591
Industrial Products	—	—	73,913	73,913
Total	$291,105	$170,367	$73,913	$535,385

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash at March 29, 2025 and December 28, 2024 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

(in thousands)	March 29, 2025	December 28, 2024
Cash and cash equivalents	$618,687	$724,924
Restricted cash included in other long-term assets	1,569	1,513
Total cash, cash equivalents, and restricted cash	$620,256	$726,437

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)." The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity (a) disclose the amounts of (i) purchases of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization, and (v) depreciation, depletion, and amortization recognized as part of oil and gas producing activities ("DD&A") included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (i)-(v); (b) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; (c) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; (d) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The adoption of this guidance will increase the Company's disclosures in its Consolidated Financial Statements. The Company is currently evaluating the potential impact on the disclosures in the Company's Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments in this update provide more transparency about income tax information through improvements to the income tax disclosure primarily related to the income tax rate reconciliation and income taxes paid information. These requirements include: (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The other amendments in this update improve the effectiveness and comparability of disclosures by (3) adding disclosures of pretax income (or loss) and income tax expense (or benefit), and (4) removing disclosures that are no longer considered cost beneficial or relevant. The guidance is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The adoption of this guidance will modify disclosures in the Company's Consolidated Financial Statements.

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

Dortmund Fab

On December 31, 2024, the Company completed the acquisition of a 200mm wafer fab located in Dortmund, Germany (“Dortmund Fab”) from Elmos Semiconductor SE. The total purchase price for the Dortmund Fab is approximately €94 million, of which a €37.2 million down payment (approximately $40.5 million) was paid in the third quarter of 2023 after regulatory approvals, and €56.7 million (approximately $58.8 million) was paid at closing. The business is reported in the Electronics-Semiconductor business within the Company’s Electronics segment.

The acquisition was funded with cash on hand. The total purchase consideration of $95.9 million, net of cash acquired, has been allocated, on a preliminary basis, to assets acquired and liabilities assumed, as of the completion of the acquisition, based on estimated fair values. The purchase consideration is subject to change for the final working capital adjustments. The purchase price allocation is preliminary because the evaluations necessary to assess the fair values of the net assets acquired are still in process. The primary areas not yet finalized relate to the completion of the valuation of certain acquired income tax assets and liabilities and personal property. As a result, these allocations are subject to change during the purchase price allocation period as the valuations are finalized.

The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the Dortmund Fab acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$95,942
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables	5,985
Inventories	6,600
Other current assets	8,479
Property, plant, and equipment	30,132
Intangible assets	1,800
Goodwill	57,439
Other long-term assets	8,579
Current liabilities	(8,248)
Other long-term liabilities	(14,824)
$95,942

All Dortmund assets and liabilities were recorded in the Electronics segment and are primarily reflected in the Europe geographic area. The goodwill resulting from this acquisition consists largely of the Company’s expected future product sales and synergies from combining Dortmund Fab’s products and technology with the Company’s existing semiconductor products portfolio. Goodwill resulting from the Dortmund acquisition is expected to be deductible for tax purposes.

Included in the Company’s Condensed Consolidated Statements of Net Income for the three months ended March 29, 2025 were net sales of $10.2 million and income before income taxes was nil since the December 31, 2024 acquisition of Dortmund Fab.

As required by purchase accounting rules, the Company recorded a $0.5 million step-down of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-down was fully amortized as a non-cash credit to cost of sales during the first fiscal quarter of 2025 as the acquired inventory was sold and reflected as other non-segment costs.

During the three months ended March 30, 2024, the Company incurred approximately $0.1 million of legal and professional fees related to the Dortmund Fab acquisition recognized as Selling, general, and administrative expenses in the Condensed Consolidated Statements of Net Income. Total of $3.5 million of legal and professional fees related to the Dortmund Fab acquisition was recognized since 2023. These costs were reflected as other non-segment costs.

Pro Forma Results

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Dortmund Fab as though the acquisition had occurred as of December 31, 2023. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the Dortmund Fab acquisition occurred as of December 31, 2023, or of future consolidated operating results.

(in thousands, except per share amounts)	Three Months Ended March 29, 2025	Three Months Ended March 30, 2024
Net sales	$554,307	$546,901
Income before income taxes	59,406	57,125
Net income	43,192	49,446
Net income per share — basic	1.74	1.98
Net income per share — diluted	1.73	1.97

Pro forma results presented above primarily reflect the following adjustments:

(in thousands)	Three Months Ended March 29, 2025	Three Months Ended March 30, 2024
Amortization of unfavorable production contract (a)	$—	$756
Amortization of inventory step-down (b)	(504)	510
Depreciation		(276)
Amortization (c)		(94)
Transaction costs (d)	(37)	(469)
Income tax benefit (expense) of above items	162	(128)

(a) The amortization of the unfavorable production contract during the three months ended March 30, 2024 results from the fair value assigned to the unfavorable production contract liability that is amortized over three years.
(b) The amortization of the inventory step-down adjustment reflects the reversal of the amount recognized during the three months ended March 29, 2025, and the recognition of the amortization during the three months ended March 30, 2024. The inventory step-down was fully amortized over two months as the inventory was sold.
(c) The amortization adjustment for the three months ended March 30, 2024 primarily reflects amortization resulting from the measurement of intangibles at their fair values.
(d) The transaction costs adjustment reflects certain legal and professional fees for the three months ended March 29, 2025 and three months ended March 30, 2024, respectively.

3. Inventories

The components of inventories at March 29, 2025 and December 28, 2024 were as follows:

(in thousands)	March 29, 2025	December 28, 2024
Raw materials	$192,382	$193,788
Work in process	128,051	115,497
Finished goods	168,923	173,513
Inventory reserves	(72,254)	(66,525)
Total	$417,102	$416,273

4. Property, Plant, and Equipment, net

The components of net property, plant, and equipment at March 29, 2025 and December 28, 2024 were as follows:

(in thousands)	March 29, 2025	December 28, 2024
Land and land improvements	$18,012	$17,593
Building and building improvements	199,492	192,441
Machinery and equipment	935,644	892,940
Accumulated depreciation and amortization	(642,812)	(625,906)
Total	$510,336	$477,068

The Company recorded depreciation expense of $18.4 million and $16.7 million for the three months ended March 29, 2025 and March 30, 2024, respectively, in Cost of sales, Selling, general, and administrative expenses, and Research and development expenses in the Condensed Consolidated Statements of Net Income.

5. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value of goodwill by segment for the three months ended March 29, 2025 were as follows:

(in thousands)	Electronics	Transportation	Industrial	Total
Net goodwill as of December 28, 2024
Gross goodwill as of December 28, 2024	$906,871	$233,286	$173,882	$1,314,039
Accumulated impairment losses as of December 28, 2024	—	(41,645)	(43,892)	(85,537)
Total	906,871	191,641	129,990	1,228,502
Changes during 2025:
Additions (a)	57,439	—	—	57,439
Foreign currency translation adjustments	18,252	1,740	2,008	22,000
Net goodwill as of March 29, 2025
Gross goodwill as of March 29, 2025	982,562	235,960	177,263	1,395,785
Accumulated impairment losses as of March 29, 2025	—	(42,579)	(45,265)	(87,844)
Total	$982,562	$193,381	$131,998	$1,307,941
(a) The additions resulted from the acquisition of Dortmund Fab.

The components of intangible assets as of March 29, 2025 and December 28, 2024 were as follows:

	As of March 29, 2025
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$16,164	$3,132	$13,032
Patents, licenses, and software	264,596	188,579	76,017
Distribution network	41,857	41,857	—
Customer relationships, trademarks, and tradenames	641,597	255,001	386,596
Total	$964,214	$488,569	$475,645

	As of December 28, 2024
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$16,079	$2,994	$13,085
Patents, licenses, and software	260,096	180,674	79,422
Distribution network	41,667	41,667	—
Customer relationships, trademarks, and tradenames	632,572	242,961	389,611
Total	$950,414	$468,296	$482,118

During the three months ended March 29, 2025 and March 30, 2024, the Company recorded amortization expense of $14.3 million and $15.8 million, respectively.

During the three months ended March 29, 2025, the Company recorded additions to intangible assets of $1.8 million related to the Dortmund Fab acquisition, the components of which were as follows:

(in thousands)	Weighted Average Useful Life	Amount
Customer relationships, trademarks, and tradenames	5	$1,800
Total		$1,800

Estimated annual amortization expense related to intangible assets with definite lives as of March 29, 2025 was as follows:

(in thousands)	Amount
Remainder of 2025	$43,680
2026	47,456
2027	45,389
2028	44,991
2029	44,580
2030 and thereafter	249,549
Total	$475,645

6. Accrued Liabilities

The components of accrued liabilities as of March 29, 2025 and December 28, 2024 were as follows:

(in thousands)	March 29, 2025	December 28, 2024
Employee-related liabilities	$57,350	$67,639
Current lease liability	10,592	13,900
Other non-income taxes	8,152	7,022
Restructuring liability	7,044	4,624
Professional services	5,924	6,613
Interest	4,628	8,131
Other customer reserves	3,388	3,450
Deferred revenue	2,575	1,557
Current hedge liability	1,848	4,067
Current benefit liability	1,514	1,514
Other	36,800	29,759
Total	$139,815	$148,276

Employee-related liabilities consist primarily of payroll, sales commissions, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other customer-related liabilities.

7. Restructuring, Impairment, and Other Charges

The Company recorded restructuring, impairment, and other charges for the three months ended March 29, 2025 and March 30, 2024 as follows:

	Three Months Ended March 29, 2025
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$4,804	$3,132	$412	$8,348
Other restructuring charges	511	23	1	535
Total restructuring charges	5,315	3,155	413	8,883
Impairment	136	—	—	136
Total	$5,451	$3,155	$413	$9,019

	Three Months Ended March 30, 2024
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$544	$1,190	$435	$2,169
Other restructuring charges	52	78	5	135
Total restructuring charges	596	1,268	440	2,304
Impairment	—	933	—	933
Total	$596	$2,201	$440	$3,237

2025
For the three months ended March 29, 2025, the Company recorded total restructuring charges of $8.9 million, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and corporate support functions for the semiconductor business within the Electronics segment, and across all businesses within the Transportation segment. In addition, during the first fiscal quarter of 2025, the Company recognized a $0.1 million impairment charge related to certain machinery and equipment within the Electronics segment.

2024
For the three months ended March 30, 2024, the Company recorded total restructuring charges of $2.3 million, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions within the Transportation segment’s commercial vehicle business, and the reorganization of certain selling and administrative functions within the Electronics and Industrial segments. In addition, during the first fiscal quarter of 2024, the Company recognized a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment.

The restructuring reserves as of March 29, 2025 and December 28, 2024 were $7.0 million and $4.6 million, respectively. The restructuring liability is included within Accrued liabilities in the Condensed Consolidated Balance Sheets. The Company anticipates the remaining payments associated with employee terminations will primarily be completed during fiscal year 2025.

8. Debt

The carrying amounts of debt at March 29, 2025 and December 28, 2024 were as follows:

(in thousands)	March 29, 2025	December 28, 2024
Revolving credit facility	$100,000	$100,000
Term loan	277,500	281,250
Euro Senior Notes, Series B due 2028	102,557	98,928
U.S. Senior Notes, Series A due 2025	—	50,000
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
U.S. Senior Notes, due 2032	100,000	100,000
Other	3,163	3,702
Unamortized debt issuance costs	(2,530)	(2,766)
Total debt	805,690	856,114
Less: Current maturities	(17,710)	(67,612)
Total long-term debt	$787,980	$788,502

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the three months ended March 29, 2025, the Company made term loan payments of $3.8 million. The revolving loan and term loan balances under the Credit Facility were $100.0 million and $277.5 million, respectively, as of March 29, 2025.

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

As of March 29, 2025, the effective interest rate on unhedged portion of the outstanding borrowings under the credit facility was 5.42%, and 4.13% on the hedged portion.

As of March 29, 2025, the Company had $0.1 million outstanding letters of credit and had $599.9 million of borrowing capacity available under the revolving credit facility. As of March 29, 2025, the Company was in compliance with all covenants under the Credit Agreement.

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

On November 15, 2017, the Company entered into a Note Purchase Agreement pursuant to which the Company issued and sold $175 million in aggregate principal amount of senior notes in two series. On January 16, 2018, $50 million aggregate principal amount of 3.48% Senior Notes, Series A, due February 15, 2025 (“U.S. Senior Notes, Series A due 2025”) and $125 million in aggregate principal amount of 3.78% Senior Notes, Series B, due February 15, 2030 (“U.S. Senior Notes, Series B due 2030”) (together, the “U.S. Senior Notes due 2025 and 2030”) were funded. During the first fiscal quarter of 2025, the Company paid off $50 million of U.S. Senior Notes, Series A, due February 15, 2025. Interest on the U.S. Senior Notes, series B due 2030 is payable semiannually on February 15 and August 15, commencing on August 15, 2018.

On May 18, 2022, the above note purchase agreements were amended to, among other things, update certain terms, including financial covenants to be consistent with the terms of the restated Credit Agreement and the 2022 Purchase Agreement, as defined below.

On May 18, 2022, the Company entered into a Note Purchase Agreement (“2022 Purchase Agreement”) pursuant to which the Company issued and funded on July 18, 2022 $100 million in aggregate principal amount of 4.33% Senior Notes, due June 30, 2032 (“U.S. Senior Notes due 2032”) (together with the U.S. Senior Notes due 2025 and 2030, the Euro Senior Notes and the U.S. Senior Notes due 2022 and 2027, the “Senior Notes”). Interest on the U.S. Senior Notes due 2032 is payable semiannually on June 30 and December 30, commencing on December 30, 2022.

The Senior Notes have not been registered under the Securities Act of 1933 ("Securities Act"), or applicable state securities laws. The Senior Notes are general unsecured senior obligations and rank equal in right of payment with all existing and future unsecured unsubordinated indebtedness of the Company.

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. As of March 29, 2025, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to note holders and is required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $12.2 million and $13.2 million for the three months ended March 29, 2025 and March 30, 2024, respectively, which included cash settlements received from the interest rate swap entered on May 12, 2022.

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

Level 2—Valuations based upon quoted prices for similar instruments, prices for identical or similar instruments in markets that are not active, or model-derived valuations, all of whose significant inputs are observable; and

Level 3—Valuations based upon one or more significant unobservable inputs.

There were no transfers in or out of Level 1, Level 2 or Level 3 during the period.

Following is a description of the valuation methodologies used for instruments measured at fair value and their classification in the valuation hierarchy.

Cash Equivalents

Cash equivalents primarily consist of money market funds, certificates of deposit, and short-term time deposits, which are held with institutions with sound credit ratings and are highly liquid. The Company classified cash equivalents as Level 1 and were valued at cost which approximates fair value.

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

Zero Cost Collar Agreement

In July 2024, the Company implemented a hedging program to manage foreign currency risk exposure related to fluctuations between the U.S. dollar and Mexican peso. These foreign currency zero cost collars are designated as cash flow hedges for a portion of our Mexican peso-denominated manufacturing expenses, predominantly salary expenses, vendor payments, and utility expenses. If the spot rate is between the weighted-average ceiling and floor rates on the date of maturity, then the Company would not owe or receive any payments under these collars. The Company plans to continue executing zero cost collars with 14-month rolling maturities as an ongoing strategy to hedge peso-denominated manufacturing expenses. The trade entry date, maturity date, weighted-average floor, and weighted-average ceiling for each collar trade was as follows:

Trade Entry Date	Trade Maturity Date	Weighted-Average Floor	Weighted-Average Ceiling
July 3, 2024	August 29, 2025	18.0000	19.4350
August 5, 2024	September 29, 2025	19.6550	21.0000
September 3, 2024	November 3, 2025	20.0820	21.7571
September 30, 2024	November 26, 2025	19.8700	21.3650
November 4, 2024	January 2, 2026	20.1200	21.6900
December 3, 2024	February 2, 2026	20.4250	22.0377
January 2, 2025	March 2, 2026	20.8000	21.9082
February 6, 2025	March 30, 2026	20.5300	22.0000

The fair value of the collars was determined using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive loss until the underlying transactions are recognized in earnings. For the three months ended March 29, 2025, the Company recorded a pre-tax unrealized gain on the collars of $2.4 million. As of March 29, 2025, the Company estimates that approximately $1.1 million of pre-tax losses recorded in accumulated other comprehensive loss will be recognized in earnings over the next 12 months. The amounts included in accumulated other comprehensive income will be reclassified to earnings should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the three months ended March 29, 2025. The Company will continue to assess the effectiveness of the hedge on an ongoing basis. The primary inputs into the valuation of the collars are interest yield curves, interest rate volatilities, foreign exchange rates, foreign exchange volatilities, credit risk, credit spreads and other market information. The collars are classified within Level 2 of the fair value hierarchy since all significant inputs are corroborated by market observable data.

Interest Rate Swap

On May 12, 2022, the Company entered into an interest rate swap agreement to manage interest rate risk exposure, effectively converting the interest rate on the Company's SOFR based floating-rate loans to a fixed-rate. The interest rate swap, with a notional value of $200 million, was designated as a cash flow hedge against the variability of cash flows associated with the Company's SOFR based loans scheduled to mature on June 30, 2027. The fair value of the interest rate swap was valued using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive loss until the underlying transactions are recognized in earnings. For the three months ended March 29, 2025, the Company recorded a pre-tax unrealized loss on the interest rate swap of $2.3 million. As of March 29, 2025, the Company estimates that approximately $2.3 million of pre-tax gain recorded in accumulated other comprehensive loss will be recognized in earnings over the next 12 months. The primary inputs into the valuation of the interest rate swap are interest yield curves, interest rate volatility, credit risk, credit spreads and other market information. The interest rate swap is classified within Level 2 of the fair value hierarchy since all significant inputs are corroborated by market observable data.

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

As of March 29, 2025 and December 28, 2024, the fair values of the Company's derivative financial instruments and their classifications on the Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Condensed Consolidated Balance Sheets Classification	March 29, 2025	December 28, 2024
Derivatives designated as hedging instruments
Interest rate swap agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$2,131	$2,482
	Other long-term assets	1,749	3,716
Zero cost collar agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$173	$22
	Accrued liabilities	1,848	4,067
	Other long-term liabilities	—	2

The pre-tax (gains) losses recognized on derivative financial instruments in the Condensed Consolidated Statements of Net Income for the three months ended March 29, 2025 and March 30, 2024 were as follows:

		Three Months Ended
(in thousands)	Classification of (Gains) Losses Recognized in the Condensed Consolidated Statements of Net Income	March 29, 2025	March 30, 2024
Derivatives designated as cash flow hedges
Interest rate swap agreement	Interest expense	$(788)	$(1,280)
Zero cost collar agreement	Cost of sales	1,480	—
Zero cost collar agreement	Selling, general, and administrative expenses	$121	—

The pre-tax losses (gains) recognized on derivative financial instruments in the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2025 and March 30, 2024 were as follows:

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Derivatives designated as cash flow hedges
Interest rate swap agreement	$2,318	$(2,534)
Zero cost collar agreement	$(2,442)	$—

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

There were no changes during the quarter ended March 29, 2025 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of March 29, 2025 and December 28, 2024, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of March 29, 2025:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$542,185	$—	$—	$542,185
Investments in equity securities	8,926	—	—	8,926
Mutual funds	22,351	—	—	22,351
Total	$573,462	$—	$—	$573,462

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 28, 2024:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$658,491	$—	$—	$658,491
Investments in equity securities	10,182	—	—	10,182
Mutual funds	23,268	—	—	23,268
Total	$691,941	$—	$—	$691,941

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s revolving and term loan debt facilities' fair values approximate book value at March 29, 2025 and December 28, 2024, as the rates on these borrowings are variable in nature. The purchase price of business acquisitions is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the excess recorded as goodwill. The Company utilizes Level 3 inputs in the determination of the initial fair value.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series B and USD Senior Notes, Series A and Series B, as of March 29, 2025 and December 28, 2024 were as follows:

	March 29, 2025		December 28, 2024
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series B due 2028	$102,557	$95,548	$98,928	$91,741
USD Senior Notes, Series A due 2025	—	—	50,000	49,919
USD Senior Notes, Series B due 2027	100,000	97,511	100,000	96,623
USD Senior Notes, Series B due 2030	125,000	116,960	125,000	114,786
USD Senior Notes, due 2032	100,000	92,877	100,000	91,175

10. Benefit Plans

The Company has Company-sponsored and mandatory defined benefit pension plans covering employees in the United Kingdom ("U.K."), Germany, the Philippines, China, Japan, Mexico, Italy and France. The amount of the retirement benefits provided under the plans is generally based on years of service and final average pay.

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other income, net in the Condensed Consolidated Statements of Net Income. The components of net periodic benefit cost for the three months ended March 29, 2025 and March 30, 2024 were as follows:

	For the Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Components of net periodic benefit cost:
Service cost	$727	$795
Interest cost	954	995
Expected return on plan assets	(459)	(518)
Amortization of prior service and net actuarial loss	69	46
Net periodic benefit cost	$1,291	$1,318

The Company expects to make approximately $1.2 million of contributions to the plans and pay $2.1 million of benefits directly in 2025.

On October 4, 2024, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company is required to pay pension payments to the Company’s United Kingdom pension plan to match required pension payments until a later buyout, at which point the insurance company will directly pay and administer the benefits to the plan's participants, or to their designated beneficiaries. The purchase of this group annuity contract will reduce the Company’s outstanding pension benefit obligation by approximately $23 million, representing approximately 33% of the total obligations of the Company’s qualified pension plans, and will be funded with pension plan assets and additional cash on hand. In connection with this transaction, the Company currently expects to record a one-time non-cash settlement charge in 2026 estimated between $6 million and $8 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. The actual settlement charge could differ from this estimate due to final data and plan wind-up expenses.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. The Company recorded expense of $0.7 million for both of the three months ended March 29, 2025 and March 30, 2024, respectively, in Cost of sales and Other income, net within the Condensed Consolidated Statements of Net Income. The pre-tax losses amount recognized in other comprehensive income (loss) for these plans were $0.4 million and $0.3 million for the three months ended March 29, 2025 and March 30, 2024, respectively.

11. Other Comprehensive Income (Loss)

Changes in other comprehensive income (loss) by component were as follows:

(in thousands)	Three Months Ended March 29, 2025			Three Months Ended March 30, 2024
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$227	$(8)	$219	$360	$(16)	$344
Cash flow hedges	124	464	588	2,534	(608)	1,926
Foreign currency translation adjustments (a)	37,668	(878)	36,790	(33,170)	609	(32,561)
Total change in other comprehensive income (loss)	$38,019	$(422)	$37,597	$(30,276)	$(15)	$(30,291)
(a) The tax shown above within the foreign currency translation adjustments is the U.S. tax associated with the foreign currency translation adjustments of earnings of non-U.S. subsidiaries which have been previously taxed in the U.S. and are not permanently reinvested.

The following tables set forth the changes in the components of accumulated other comprehensive income (loss) by component for the three months ended March 29, 2025 and March 30, 2024:

(in thousands)	Pension and postretirement liability and reclassification adjustments	Cash flow hedges	Foreign currency translation adjustments	Accumulated other comprehensive loss
Balance at December 28, 2024	$(10,509)	$1,301	$(137,153)	$(146,361)
Activity in the period	219	588	36,790	37,597
Balance at March 29, 2025	$(10,290)	$1,889	$(100,363)	$(108,764)

(in thousands)	Pension and postretirement liability and reclassification adjustments	Cash flow hedges	Foreign currency translation adjustments	Accumulated other comprehensive loss
Balance at December 30, 2023	$(7,613)	$4,448	$(52,652)	$(55,817)
Activity in the period	344	1,926	(32,561)	(30,291)
Balance at March 30, 2024	$(7,269)	$6,374	$(85,213)	$(86,108)

Amounts reclassified from accumulated other comprehensive income (loss) to earnings for the three months ended March 29, 2025 and March 30, 2024 were as follows:

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Pension and postemployment plans:
Amortization of prior service and net actuarial loss, and other	$421	$356

The Company recognizes the amortization of prior service costs in Other income, net within the Condensed Consolidated Statements of Net Income.

12. Income Taxes

The effective tax rate for the three months ended March 29, 2025 was 27.3%, compared to the effective tax rate for the three months ended March 30, 2024 of 13.0%. The effective tax rate for 2025 is higher than the effective tax rate for the comparable 2024 period primarily due to the lapse in the statute of limitations for previously unrecognized tax benefits in the first fiscal quarter of 2024 which favorably impacted the 2024 effective tax rate by 10.6%.

The effective tax rate for 2025 is higher than the statutory tax rate primarily due to losses in non-US jurisdictions with no related tax benefit, and the effective tax rate for 2024 is lower than the statutory tax rate primarily due to the lapse in statute of limitations for previously unrecognized tax benefits.
.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
(in thousands, except per share amounts)	March 29, 2025	March 30, 2024
Numerator:
Net income as reported	$43,571	$48,452

Denominator:
Weighted average shares outstanding
Basic	24,767	24,911
Effect of dilutive securities	196	213
Diluted	24,963	25,124

Earnings Per Share:
Basic earnings per share	$1.76	$1.95
Diluted earnings per share	$1.75	$1.93

Potential shares of common stock attributable to stock options and restricted stock units excluded from the earnings per share calculation because their effect would be anti-dilutive were 340,710 and 175,411 for the three months ended March 29, 2025 and March 30, 2024, respectively.

Share Repurchase Program

On April 25, 2024, the Company's Board of Directors authorized a three-year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period from May 1, 2024 to April 30, 2027 ("2024 program") to replace its previous 2021 program. During the three months ended March 29, 2025, the Company repurchased 120,689 shares of its common stock totaling $27.4 million pursuant to the 2024 program. During the three months ended March 30, 2024, the Company repurchased 70,280 shares of its common stock totaling $16.1 million pursuant to the 2021 program.

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

The Company has provided this segment information for comparable prior periods. Segment information is summarized as follows:

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Net sales
Electronics	$307,249	$291,105
Transportation	161,862	170,367
Industrial	85,196	73,913
Total net sales	$554,307	$535,385

Other segment expenses (b)
Electronics	$260,483	$253,302
Transportation	142,945	154,161
Industrial	72,122	69,117
Total other segment expenses	$475,550	$476,580

Segment operating income
Electronics	$46,766	$37,803
Transportation	18,917	16,206
Industrial	13,074	4,796
Total segment operating income	78,757	58,805
Other (a)	(8,607)	(3,853)
Total operating income	70,150	54,952
Interest expense	8,875	9,611
Foreign exchange loss (gain)	4,843	(5,042)
Other income, net	(3,515)	(5,321)
Income before income taxes	$59,947	$55,704

(a) Included in "Other" Operating income for the first fiscal quarter of 2025 was $8.9 million of restructuring charges primarily related to employee termination costs, and $0.1 million impairment charge related to certain machinery and equipment within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. During the first fiscal quarter of 2025, the Company recognized $0.5 million of purchase accounting inventory step-down adjustment, and $0.1 million of legal and professional fees and other integration expenses related to completed and contemplated acquisition.

Included in "Other" Operating income for the first fiscal quarter of 2024 was $2.3 million of restructuring charges primarily related to employee termination costs and a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the first fiscal quarter of 2024, the Company recognized a $0.9 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, partially offset by a gain of $0.3 million recorded for the sale of a building in the commercial vehicle business within the Transportation segment.

(b) Other segment operating expenses include cost of sales, selling, general, and administration expenses, and research and development expenses. Other segment expenses are reconciled to the operating income of each segment. The CODM regularly assesses the performance of each operating segment focusing on each operating segment’s revenue and operating income. Other segment operating expenses for the first fiscal quarter of 2024 were included in order to adhere to the implementation of Accounting Standards Updates ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures."

The Company’s depreciation and amortization expenses by segment for the three months ended March 29, 2025 and March 30, 2024 were as follows:

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Depreciation
Electronics	$11,410	$9,985
Transportation	5,499	5,247
Industrial	1,521	1,436
Total depreciation	$18,430	$16,668

Amortization
Electronics	$9,777	$9,856
Transportation	3,349	3,384
Industrial	1,205	2,585
Total amortization	$14,331	$15,825

The Company’s net sales by country were as follows, classified according to the country where the customer is located:

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Net sales
United States	$198,378	$190,433
China	129,394	115,169
Other countries (a)	226,535	229,783
Total net sales	$554,307	$535,385

The Company’s long-lived assets represent net property, plant, and equipment, and are classified according to the country where the asset is located. The Company's long-lived assets were as follows:

(in thousands)	March 29, 2025	December 28, 2024
Long-lived assets
United States	$75,148	$74,698
China	129,401	132,504
Mexico	86,711	89,558
Germany	97,739	58,758
Philippines	64,761	66,174
Other countries	56,576	55,376
Total long-lived assets	$510,336	$477,068

The Company’s additions to net property, plant, and equipment by country were as follows:

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Additions to long-lived assets
United States	$3,493	$4,806
China	1,483	2,408
Mexico	1,484	2,330
Germany	7,620	3,230
Philippines	637	1,338
Other countries	1,610	2,212
Total additions to long-lived assets	$16,327	$16,324

(a)Each country included in other countries was less than 10% of net sales.

15. Commitments and Contingencies

Off-Balance Sheet Arrangements

As of March 29, 2025, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Product Warranty Liabilities

The Company's policy is to accrue for warranty claims when a loss is both probable and estimable. Liabilities for warranty claims have historically not been material and in limited instances, customers may make claims for costs they incurred or other damages related to a claim.

The Company carries insurance for potential product liability claims at coverage levels based on the Company's prior claims experience. This coverage is subject to deductibles and various terms and conditions. The Company cannot assure that the level of coverage will be sufficient to cover every possible claim that can arise in its businesses, now or in the future, or that such coverage always will be available should the Company, now or in the future, wish to extend, increase or otherwise adjust its insurance.

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

The Company accounts for litigation and claims losses in accordance with ASC 450, "Contingencies" where loss contingency provisions are recognized for probable and estimable losses at the Company's best estimate of a loss or, when a best estimate cannot be made, at its estimate of the minimum loss. These estimates require the application of considerable judgment and are refined each accounting period as additional information becomes known. If the Company is initially unable to develop a best estimate of loss, the minimum amount, which could be an immaterial amount, is recognized. As information becomes known, either the minimum loss amount is increased, or a best estimate can be made, resulting in additional loss provisions. A best estimate may be changed when events result in an expectation different than previously expected.

Pending Litigation and Claims

There were no material pending litigation or claims outstanding as of March 29, 2025.

16. Related Party Transactions

The Company has equity ownership in various investments that are accounted for under the equity method. The following is a description of the investments and related party transactions.

Powersem GmbH: The Company owns 45% of the outstanding equity of Powersem GmbH (“Powersem”), a module manufacturer based in Germany.

EB-Tech Co., Ltd.: The Company owns approximately 15% of the outstanding equity of EB Tech Co., Ltd. (“EB Tech”), a company with expertise in radiation technology based in South Korea.

Automated Technology (Phil), Inc.: The Company owns approximately 24% of the outstanding common shares of Automated Technology (Phil), Inc. (“ATEC”), a supplier located in the Philippines that provides assembly and test services. One member of the Company's executive officers serves on the Board of Directors of ATEC.

	Three Months Ended March 29, 2025			Three Months Ended March 30, 2024
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.3	$—	$—	$0.5	$—	$—
Purchase material/service from related party	0.5	0.2	1.9	1.2	0.2	2.1

	March 29, 2025			December 28, 2024
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Accounts payable balance	0.1	0.1	0.9	0.7	0.1	0.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).

Certain statements in this section and other parts of this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the federal securities laws and are entitled to the safe-harbor provisions of the PSLRA. These statements include statements regarding the Company’s future performance, as well as management's expectations, beliefs, intentions, plans, estimates or projections relating to the future. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy, although not all forward-looking statements contain such terms. The Company cautions that forward-looking statements, which speak only as of the date they are made, are subject to risks, uncertainties and other factors, and actual results and outcomes may differ materially from those indicated or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks and uncertainties relating to general economic conditions; product demand and market acceptance; economic conditions; the impact of competitive products and pricing; product quality problems or product recalls; capacity and supply difficulties or constraints; coal mining exposures reserves; cybersecurity matters; failure of an indemnification for environmental liability; changes in import and export duty and tariff rates; exchange rate fluctuations; commodity price fluctuations; the effect of the Company's accounting policies; labor disputes and shortages; restructuring costs in excess of expectations; pension plan asset returns less than assumed; uncertainties related to political or regulatory changes; integration of acquisitions may not be achieved in a timely manner, or at all; limited realization of the expected benefits from investment and strategic plans; and other risks that may be detailed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of Part I and Item 1, “Legal Proceedings” and Item 1A, “Risk Factors” of Part II of this Report, as well as Item 1A. "Risk Factors" and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of Part II of the Company's Annual Report on Form 10-K for the year ended December 28, 2024, and the Company's other filings and submissions with the Securities and Exchange Commission. The Company does not undertake any obligation to update or revise any forward-looking statements to reflect future events or circumstances, new information or otherwise.

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with information provided in the consolidated financial statements and the related Notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 28, 2024.

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

Executive Summary

For the first quarter of 2025, the Company recognized net sales of $554.3 million, an increase of $18.9 million, or 3.5% as compared to $535.4 million in the first quarter of 2024 including $10.2 million or 1.9% of incremental net sales from the Dortmund Fab acquisition (defined below) in the semiconductor business within the Electronics segment and $6.6 million or 1.2% of unfavorable changes in foreign exchange rates. The remaining increase in net sales was primarily due to higher volume in the Industrial and Electronics segments. The Company recognized net income of $43.6 million, or $1.75 per diluted share, in the first quarter of 2025 compared to $48.5 million, or $1.93 per diluted share, in the first quarter of 2024. The decrease in net income was primarily due to the higher effective tax rate and foreign exchange losses, which were partially offset by the higher operating income in the Electronics and Industrial segments driven by increases in net sales.

Net cash provided by operating activities was $65.8 million for the three months ended March 29, 2025 compared to $57.2 million for the three months ended March 30, 2024. The increase in net cash provided by operating activities was primarily due to reductions in working capital and higher cash earnings.

On December 31, 2024, the Company completed the acquisition of a 200mm wafer fab located in Dortmund, Germany (“Dortmund Fab”) from Elmos Semiconductor SE. The total purchase price for the Dortmund Fab is approximately €94 million, of which a €37.2 million down payment (approximately $40.5 million) was paid in the third quarter of 2023 after regulatory approvals, and €56.7 million (approximately $58.8 million) was paid at closing. The business is reported in the Electronics-Semiconductor business within the Company’s Electronics segment.

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

Recently, the U.S. government has imposed extensive tariffs on goods imported from several countries, including, without limitation, China, Mexico and Canada, as well as certain broad, product-specific tariffs on foreign goods and products. Tariffs may increase the cost of materials in our supply chain, incur reciprocal levies on components and finished products exported to or imported from affected countries, and have an adverse impact on our cost of goods sold in the U.S. and abroad. These factors in turn could require us to materially increase prices to our customers which may reduce demand, or, if we do not or are unable to increase prices, could result in lower margins on products sold.

Tariffs have resulted in China and other countries imposing reciprocal tariffs on U.S. goods and ceasing sales of certain products to the U.S. and could result in more U.S. trading partners adopting responsive trade policies, including making it more difficult or costly for us to export our products to those countries. Sales to customers outside of the U.S., and to China in particular, comprise a significant portion of our net sales, and reciprocal tariffs may impact our business in China. Further, tariffs and trade policies may continue to change quickly and without warning, and we may not be able to accurately anticipate and mitigate the impacts.

Results of Operations

The following table summarizes the Company’s unaudited condensed consolidated results of operations for the periods presented. The first quarter of 2025 included $8.9 million of restructuring charges primarily related to employee termination costs, and $0.1 million impairment charge related to certain machinery and equipment within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. During the first quarter of 2025, the Company recognized $0.5 million of purchase accounting inventory step-down adjustment, and $0.1 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions.

The first quarter of 2024 included $2.3 million of restructuring charges primarily related to employee termination costs and a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the first quarter of 2024, the Company recognized $0.9 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, partially offset by a gain of $0.3 million recorded for the sale of a building in the commercial vehicle business within the Transportation segment.

	First Quarter
(in thousands)	2025	2024	Change	% Change
Net sales	$554,307	$535,385	$18,922	3.5%
Cost of sales	347,051	347,577	(526)	(0.2)%
Gross profit	207,256	187,808	19,448	10.4%
Operating expenses	137,106	132,856	4,250	3.2%
Operating income	70,150	54,952	15,198	27.7%
Income before income taxes	59,947	55,704	4,243	7.6%
Income taxes	16,376	7,252	9,124	125.8%
Net income	43,571	48,452	(4,881)	(10.1)%

Net Sales

Net sales increased $18.9 million, or 3.5%, for the first quarter of 2025 compared to the first quarter of 2024 including $10.2 million or 1.9% of incremental net sales from the Dortmund Fab acquisition in the semiconductor business within the Electronics segment and $6.6 million or 1.2% of unfavorable changes in foreign exchange rates. The remaining increase in net sales was primarily due to higher volume of $15.7 million in the electronics products business within the Electronics segment and $11.3 million in the Industrial segment due to higher end market demand, partially offset by the lower volume from the remaining semiconductor business within the Electronics segment.

Cost of Sales

Cost of sales was $347.1 million, or 62.6% of net sales, in the first quarter of 2025, compared to $347.6 million, or 64.9% of net sales, in the first quarter of 2024. As a percent of net sales, cost of sales decreased 2.3% primarily driven by improved margins from the electronics products business within the Electronics segment and the industrial circuit protection business within the Industrial segment driven by volume leverage, favorable price, product mix and cost reduction initiatives.

Gross Profit

Gross profit was $207.3 million, or 37.4% of net sales, in the first quarter of 2025 compared to $187.8 million, or 35.1% of net sales, for the first quarter of 2024. The $19.4 million increase in gross profit was primarily due to higher volume and favorable price from the electronics products business within the Electronics segment and across all businesses within the Industrial segment.

Operating Expenses

Operating expenses were $137.1 million, or 24.7% of net sales, for the first quarter of 2025 compared to $132.9 million, or 24.8% of net sales, for the first quarter of 2024. The increase in operating expenses of $4.3 million was primarily due to higher restructuring, impairment, and other charges of $5.8 million related to company-wide cost control initiatives.

Operating Income

Operating income was $70.2 million, representing an increase of $15.2 million, or 27.7%, for the first quarter of 2025 compared to $55.0 million for the first quarter of 2024. The increase in operating income was due to higher gross profit from the Electronics and Industrial segments, partially offset by higher operating expenses mainly driven by higher restructuring, impairment, and other charges. Operating margins increased from 10.3% in the first quarter of 2024 to 12.7% in the first quarter of 2025 driven by improved gross margin in the Electronics and Industrial segments.

Income Before Income Taxes

Income before income taxes was $59.9 million, or 10.8% of net sales, for the first quarter of 2025 compared to $55.7 million, or 10.4% of net sales, for the first fiscal quarter of 2024. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily impacted by foreign exchange losses of $4.8 million in the first quarter of 2025 compared to foreign exchange gains of $5.0 million in the first quarter of 2024, and higher unrealized losses of $1.3 million related to the Company's equity investment.

Income Taxes

The effective tax rate for the three months ended March 29, 2025 was 27.3%, compared to the effective tax rate for the three months ended March 30, 2024 of 13.0%. The effective tax rate for 2025 was higher than the effective tax rate for the comparable 2024 period primarily due to the lapse in the statute of limitations for previously unrecognized tax benefits in the first quarter of 2024 which favorably impacted the 2024 effective tax rate by 10.6%.

The effective tax rate for 2025 is higher than the statutory tax rate primarily due to losses in non-US jurisdictions with no related tax benefit, and the effective tax rate for 2024 was lower than the statutory tax rate primarily due to the lapse in statute of limitations for previously unrecognized tax benefits.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Transportation and Industrial. Segment information is described more fully in Note 14, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales and operating income by segment:

Net Sales	First Quarter
(in thousands)	2025	2024	Change	% Change
Electronics	$307,249	$291,105	$16,144	5.5%
Transportation	161,862	170,367	(8,505)	(5.0)%
Industrial	85,196	73,913	11,283	15.3%
Total	$554,307	$535,385	$18,922	3.5%

Segment Operating Income	First Quarter
(in thousands)	2025	2024	Change	% Change
Electronics	$46,766	$37,803	$8,963	23.7%
Transportation	18,917	16,206	2,711	16.7%
Industrial	13,074	4,796	8,278	172.6%
Total segment operating income	78,757	58,805	19,952
Other (a)	(8,607)	(3,853)	(4,754)
Total operating income	$70,150	$54,952	$15,198	27.7%

(a) Included in “Other” Operating income for the first quarter of 2025 was $8.9 million of restructuring charges primarily related to employee termination costs, and $0.1 million impairment charge related to certain machinery and equipment within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. During the first quarter of 2025, the Company recognized $0.5 million of purchase accounting inventory step-down adjustment, and $0.1 million of legal and professional fees and other integration expenses related to completed and contemplated acquisition.

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

Electronics Segment

Net Sales

Net sales increased $16.1 million, or 5.5%, in the first quarter of 2025 compared to the first quarter of 2024 and included unfavorable changes in foreign exchange rates of $3.8 million. The sales increase was primarily due to higher volume of $15.7 million from the electronics products business driven by higher end market demand and $10.2 million of incremental net sales from the Dortmund Fab acquisition in the semiconductor business, partially offset by the lower volume from the remaining semiconductor business.

Operating Income

Operating income was $46.8 million, representing an increase of $9.0 million, or 23.7%, for the first quarter of 2025 compared to $37.8 million for the first quarter of 2024. The increase in operating income was primarily from the electronics products business due to volume leverage. Operating margins increased from 13.0% in the first quarter of 2024 to 15.2% in the first quarter of 2025 primarily due to the volume leverage from the electronics products business.

Transportation Segment

Net Sales

Net sales decreased $8.5 million, or 5.0%, in the first quarter of 2025 compared to the first quarter of 2024 and included unfavorable changes in foreign exchange rates of $2.2 million. The remaining sales decline was primarily due to lower automotive sensors business volume of $5.5 million driven by the strategic exit of certain lower margin products.

Operating Income

Operating income was $18.9 million, representing an increase of $2.7 million, or 16.7%, for the first quarter of 2025 compared to $16.2 million for the first quarter of 2024. The increase in operating income was primarily from the commercial vehicle business due to favorable price and cost reduction initiatives. Operating margins increased from 9.5% in the first quarter of 2024 to 11.7% in the first quarter of 2025 primarily driven by favorable price, cost reduction initiatives and product mix from the commercial vehicle business.

Industrial Segment

Net Sales

Net sales increased by $11.3 million, or 15.3%, in the first quarter of 2025 compared to the first quarter of 2024, which included unfavorable changes in foreign exchange rates of $0.6 million. The sales increase was due to higher volume from industrial circuit protection and industrial control and sensor products driven by higher end market demand and favorable price.

Operating Income

Operating income was $13.1 million, representing an increase of $8.3 million, or 172.6%, for the first quarter of 2025 compared to $4.8 million for the first quarter of 2024. The increase in operating income was driven by higher volume from industrial circuit protection and industrial control and sensor products driven by increased end market demand and favorable price and product mix. Operating margins increased from 6.5% in the first quarter of 2024 to 15.3% in the first fiscal quarter of 2025 due to higher volume and favorable price.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	First Quarter
(in thousands)	2025	2024	Change	% Change
Americas	$224,690	$214,784	$9,906	4.6%
Asia-Pacific	205,284	193,689	11,595	6.0%
Europe	124,333	126,912	(2,579)	(2.0)%
Total	$554,307	$535,385	$18,922	3.5%

Americas

Net sales increased $9.9 million, or 4.6%, in the first quarter of 2025 compared to the first quarter of 2024 and included unfavorable changes in foreign exchange rates of $0.6 million. The net sales increase was due to higher volume from the Industrial and Electronics segments, partially offset by lower volume from the passenger car product business within the Transportation segment.

Asia-Pacific

Net sales increased $11.6 million, or 6.0%, in the first quarter of 2025 compared to the first quarter of 2024 and included unfavorable changes in foreign exchange rates of $2.6 million. The increase in net sales was primarily due to higher net sales from the electronics products business within the Electronics segment and higher net sales from passenger car products and the commercial vehicle businesses within the Transportation segment, partially offset by lower volume from the semiconductor business within the Electronics segment and the automotive sensor business within the Transportation segment.

Europe

Net sales decreased $2.6 million, or 2.0%, in the first quarter of 2025 compared to the first quarter of 2024 and included unfavorable changes in foreign exchange rates of $3.4 million. The decrease in net sales was primarily due to unfavorable foreign exchange rate impact and lower net sales from the Transportation segment, partially offset by $10.2 million or 1.9% of incremental net sales from the Dortmund Fab acquisition in the semiconductor business within the Electronics segment.

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

Cash and cash equivalents were $618.7 million as of March 29, 2025, a decrease of $106.2 million, as compared to December 28, 2024. As of March 29, 2025, $174.0 million of the Company's $618.7 million cash and cash equivalents was held by U.S. subsidiaries.

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

Loans made under the available credit facility pursuant to the Credit Agreement ("the Credit Facility") bear interest at the Company’s option, at either Secured Overnight Financing Rate ("SOFR"), fixed for interest periods of one, two, three or six-

month periods, plus 1.00% to 1.75%, plus a SOFR adjustment of 0.10% or at the bank’s Base Rate, as defined in the Credit Agreement, plus 0.00% to 0.75%, based upon the Company’s Consolidated Leverage Ratio, as defined in the Credit Agreement. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.10% to 0.175%, based on the Consolidated Leverage Ratio, as defined in the Credit Agreement. The Credit Agreement includes representations, covenants and events of default that are customary for financing transactions of this nature.

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the three months ended March 29, 2025, the Company made term loan payments of $3.8 million. The revolving loan and term loan balance under the Credit Facility were $100.0 million and $277.5 million, respectively, as of March 29, 2025.

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

As of March 29, 2025, the effective interest rate on unhedged portion of the outstanding borrowings under the credit facility was 5.42%, and 4.13% on the hedged portion.

As of March 29, 2025, the Company had $0.1 million outstanding letters of credit and had $599.9 million of borrowing capacity available under the revolving credit facility. As of March 29, 2025, the Company was in compliance with all covenants under the Credit Agreement.

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

On November 15, 2017, the Company entered into a Note Purchase Agreement pursuant to which the Company issued and sold $175 million in aggregate principal amount of senior notes in two series. On January 16, 2018, $50 million aggregate principal amount of 3.48% Senior Notes, Series A, due February 15, 2025 (“U.S. Senior Notes, Series A due 2025”) and $125 million in aggregate principal amount of 3.78% Senior Notes, Series B, due February 15, 2030 (“U.S. Senior Notes, Series B due 2030”) (together, the “U.S. Senior Notes due 2025 and 2030”) were funded. During the first fiscal quarter of 2025, the Company paid off $50 million of U.S. Senior Notes, Series A, due February 15, 2025. Interest on the U.S. Senior Notes, series B due 2030 is payable semiannually on February 15 and August 15, commencing on August 15, 2018.

On May 18, 2022, the above note purchase agreements were amended to, among other things, update certain terms, including financial covenants to be consistent with the terms of the restated Credit Agreement and the 2022 Purchase Agreement, as defined below.

On May 18, 2022, the Company entered into a Note Purchase Agreement (“2022 Purchase Agreement”) pursuant to which the Company issued and funded on July 18, 2022 $100 million in aggregate principal amount of 4.33% Senior Notes, due June 30, 2032 (“U.S. Senior Notes due 2032”) (together with the U.S. Senior Notes due 2025 and 2030, the Euro Senior Notes and the U.S. Senior Notes due 2022 and 2027, the “Senior Notes”). Interest on the U.S. Senior Notes due 2032 is payable semiannually on June 30 and December 30, commencing on December 30, 2022.

The Senior Notes have not been registered under the Securities Act of 1933 ("Securities Act"), or applicable state securities laws. The Senior Notes are general unsecured senior obligations and rank equal in right of payment with all existing and future unsecured unsubordinated indebtedness of the Company.

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

Debt Covenants
The Company was in compliance with all covenants under the Credit Agreement and Senior Notes as of March 29, 2025 and currently expects to remain in compliance based on management’s estimates of operating and financial results for 2024. As of March 29, 2025, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions
On December 31, 2024, the Company completed the acquisition of Dortmund Fab from Elmos Semiconductor SE. The total purchase price for the Dortmund Fab was approximately €94 million, of which a €37.2 million down payment (approximately $40.5 million) was paid in the third quarter of 2023 after regulatory approvals, and €56.7 million (approximately $58.8 million) was paid at closing. The business is reported in the Electronics-Semiconductor business within the Company’s Electronics segment.

Dividends

During the first quarter of 2025, the Company paid quarterly dividends of $17.3 million to its shareholders. On April 30, 2025, the Company announced the declaration of a quarterly cash dividend of $0.70 per share payable on June 5, 2025 to stockholders of record as of May 22, 2025.

Cash Flow Overview

	First Three Months
(in thousands)	2025	2024
Net cash provided by operating activities	$65,758	$57,150
Net cash used in investing activities	(80,508)	(8,483)
Net cash used in financing activities	(97,034)	(33,520)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,603	(8,550)
(Decrease) increase in cash, cash equivalents, and restricted cash	(106,181)	6,597
Cash, cash equivalents, and restricted cash at beginning of period	726,437	557,123
Cash, cash equivalents, and restricted cash at end of period	$620,256	$563,720

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $65.8 million for the three months ended March 29, 2025 compared to $57.2 million for the three months ended March 30, 2024. The increase in net cash provided by operating activities was primarily due to reductions in working capital and higher cash earnings.

Cash Flow from Investing Activities

Net cash used in investing activities was $80.5 million for the three months ended March 29, 2025 compared to $8.5 million during the three months ended March 30, 2024. Net cash paid for the Dortmund Fab acquisition was $57.4 million during the three months ended March 29, 2025. Capital expenditures were $23.1 million, representing an increase of $7.6 million compared to the three months ended March 30, 2024. During the three months ended March 30, 2024, the Company received proceeds of $7.1 million from the sale of a building from the commercial vehicle business within the Transportation segment.

Cash Flow from Financing Activities

Net cash used in financing activities was $97.0 million for the three months ended March 29, 2025 compared to $33.5 million during the three months ended March 30, 2024. During the three months ended March 29, 2025, the Company paid off $50 million of U.S. Senior Notes, Series A, due February 15, 2025 and made payments of $3.8 million on the term loan. During the three months ended March 30, 2024, the Company made payments of $1.9 million on the term loan. The Company paid dividends of $17.3 million and $16.2 million in the three months ended March 29, 2025 and March 30, 2024, respectively. Additionally, during the three months ended March 29, 2025 and March 30, 2024, the Company repurchased 120,689 shares of its common stock totaling $27.4 million and 70,280 shares of its common stock totaling $16.1 million, respectively.

Share Repurchase Program

On April 25, 2024, the Company's Board of Directors authorized a three-year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period from May 1, 2024 to April 30, 2027 ("2024 program") to replace its previous 2021 program. During the three months ended March 29, 2025, the Company repurchased 120,689 shares of its common stock totaling $27.4 million pursuant to the 2024 program. During the three months ended March 30, 2024, the Company repurchased 70,280 shares of its common stock totaling $16.1 million pursuant to the 2021 program.

Off-Balance Sheet Arrangements

As of March 29, 2025, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 28, 2024. During the three months ended March 29, 2025, there were no significant changes in the application of critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company's Annual Report on Form 10-K for the year ended December 28, 2024. During the three months ended March 29, 2025, there were no material changes in the Company's exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 29, 2025. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 29, 2025, the Company's disclosure controls and procedures were not effective, because of the previously reported material weaknesses in internal control over financial reporting, as described below.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework). As reported in our Form 10-K for the fiscal year ended December 28, 2024, we did not maintain effective internal control over financial reporting as of December 28, 2024 as a result of material weaknesses in the control environment and control activities areas. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Refer to our 2024 Form 10-K for a description of our material weaknesses.

Ongoing Remediation Efforts to Address Material Weaknesses

Our material weaknesses were not remediated as of March 29, 2025. Our management team is committed to maintaining a strong internal control environment. The Company, with oversight from our Audit Committee of the Board of Directors, is taking comprehensive actions to remediate the material weaknesses. The Company has developed and is in the process of implementing its remediation plan, which will include the following steps:

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange

Act that occurred during the quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Changes in U.S. and other countries trade policy, including the imposition of tariffs and the resulting consequences and uncertainties, may have a material adverse impact on our business and results of operations.

Our international presence subjects us to risks associated with international trade conflicts between the United States and its trade partners, particularly with regard to the risk of heightened tariffs and import/export controls. Recently, the U.S. government has imposed extensive tariffs on several countries, including, without limitation, China, Mexico and Canada, as well as certain broad, product-specific tariffs on foreign goods and products. Tariffs may increase the cost of materials in our supply chain, incur reciprocal levies on components and finished products exported to or imported from affected countries, and have an adverse impact on our cost of goods sold in the U.S. and abroad. These factors in turn could require us to materially increase prices to our customers which may reduce demand, or, if we do not or are unable to increase prices, could result in lower margins on products sold. Additionally, the adoption or threat of adoption of extensive tariffs could result in an economic slowdown, a significant reduction in consumer confidence, and an increased risk of inflationary pressure, all of which, either separately or together, could adversely affect our business.

Tariffs have resulted in China and other countries imposing reciprocal tariffs on U.S. goods and ceasing sales of certain products to the U.S. and could result in more U.S. trading partners adopting responsive trade policies, including making it more difficult or costly for us to export our products to those countries. Sales to customers outside of the U.S., and to China in particular, comprise a significant portion of our net sales, and reciprocal tariffs may impact our business in China. Continued geopolitical issues and barriers to trade may result in customers outside the U.S. seeking to source products from local suppliers, which could further result in lower sales or lost customers. Further, tariffs and trade policies may continue to change quickly and without warning, and we may not be able to accurately anticipate and mitigate the impacts.

Other than the item listed above, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for our year ended December 28, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

On April 25, 2024, the Company's Board of Directors authorized a three-year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period from May 1, 2024 to April 30, 2027 ("2024 program") to replace its previous 2021 program. During the three months ended March 29, 2025, the Company repurchased 120,689 shares of its common stock totaling $27.4 million pursuant to the 2024 program. During the three months ended March 30, 2024, the Company repurchased 70,280 shares of its common stock totaling $16.1 million pursuant to the 2021 program.

The table below presents shares of the Company’s common stock which were acquired by the Company during the three months ended March 29, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans
2024 program:
December 29 through January 25	4,095	$229.74	4,095	$297,053,567
January 26 through February 22	64,248	227.33	64,248	282,448,176
February 23 through March 29	52,346	225.96	52,346	270,620,264
	120,689	$226.82	120,689	$270,620,264

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description

10.1
Letter Agreement between Littelfuse, Inc. and Meenal Sethna, dated April 8, 2025 (filed as exhibit 10.1 to the Company’s Form 8-K filed April 9, 2025, File No. 000-20388, and incorporated herein by reference).

10.2
Form of Performance Share Award Agreement (Tier I) under the Amended and Restated Littelfuse, Inc. Long-Term Incentive Plan (filed as exhibit 10.2 to the Company’s Form 8-K filed April 28, 2025, File No. 000-20388, and incorporated herein by reference)

10.3
Form of Restricted Stock Unit Award Agreement (Tier I) under the Amended and Restated Littelfuse, Inc. Long-Term Incentive Plan (filed as exhibit 10.1 to the Company’s Form 8-K filed April 28, 2025, File No. 000-20388, and incorporated herein by reference)

10.4*	Form of Restricted Stock Unit Award Agreement (Tier II) under the Amended and Restated Littelfuse, Inc. Long-Term Incentive Plan

10.5*	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the Amended and Restated Littelfuse, Inc. Long-Term Incentive Plan

10.6
Form of Restricted Stock Unit Award Agreement (Tier I) under the Littelfuse/IXYS Corporation Long-Term Incentive Plan (filed as exhibit 10.3 to the Company’s Form 8-K filed April 28, 2025, File No. 000-20388, and incorporated herein by reference)

10.7*	Form Restricted Stock Unit Award Agreement (Tier II) under the Littelfuse/IXYS Corporation Long-Term Incentive Plan

10.8*	Littelfuse, Inc. Long-Term Incentive Plan Subplan for Restricted Stock Units Granted to French Participants

31.1*	Certification of Gregory N. Henderson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Meenal A. Sethna, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LITTELFUSE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Meenal A. Sethna
Meenal A. Sethna
Executive Vice President and Chief Financial Officer

Date: April 30, 2025	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Senior Vice President and Chief Accounting Officer