Form 10-Q
period 2025-06-28
LITTELFUSE INC /DE
filed 2025-07-30
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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

As of July 25, 2025, the registrant had outstanding 24,781,558 shares of Common Stock, net of Treasury Shares.

ITEM 1. FINANCIAL STATEMENTS
LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands, except share and per share data)	June 28, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$685,184	$724,924
Short-term investments	298	976
Trade receivables, less allowances of $73,121 and $69,990 at June 28, 2025 and December 28, 2024, respectively	363,574	294,371
Inventories (Note 3)	412,164	416,273
Prepaid income taxes and income taxes receivable	9,018	11,749
Prepaid expenses and other current assets	71,812	103,716
Total current assets	1,542,050	1,552,009
Net property, plant, and equipment (Note 4)	516,517	477,068
Intangible assets, net of amortization (Note 5)	474,177	482,118
Goodwill (Note 5)	1,359,422	1,228,502
Investments	21,602	23,245
Deferred income taxes	6,304	4,899
Right of use lease assets	89,161	72,211
Other long-term assets	56,648	51,727
Total assets	$4,065,881	$3,891,779
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$181,902	$188,359
Accrued liabilities (Note 6)	154,531	148,276
Accrued income taxes	25,617	29,658
Current portion of long-term debt (Note 8)	17,692	67,612
Total current liabilities	379,742	433,905
Long-term debt, less current portion (Note 8)	792,524	788,502
Deferred income taxes	103,285	95,532
Accrued post-retirement benefits	33,179	29,836
Non-current lease liabilities	75,543	60,559
Other long-term liabilities	82,643	69,833
Total liabilities	$1,466,916	$1,478,167
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, June 28, 2025–26,861,528; December 28, 2024–26,758,730	263	262
Additional paid-in capital	1,064,128	1,049,079
Treasury stock, at cost: 2,080,876 and 1,937,380 shares, respectively	(336,927)	(305,351)
Accumulated other comprehensive loss	(10,851)	(146,361)
Retained earnings	1,881,737	1,815,628
Littelfuse, Inc. shareholders’ equity	2,598,350	2,413,257
Non-controlling interest	615	355
Total equity	2,598,965	2,413,612
Total liabilities and equity	$4,065,881	$3,891,779

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$613,413	$558,489	$1,167,720	$1,093,874
Cost of sales	381,359	351,485	728,410	699,062
Gross profit	232,054	207,004	439,310	394,812

Selling, general, and administrative expenses	95,517	93,371	183,225	179,498
Research and development expenses	26,401	27,146	52,449	54,813
Amortization of intangibles	14,852	15,729	29,183	31,554
Restructuring, impairment, and other charges	2,506	5,252	11,525	8,489
Total operating expenses	139,276	141,498	276,382	274,354
Operating income	92,778	65,506	162,928	120,458

Interest expense	8,568	9,975	17,443	19,586
Foreign exchange loss (gain)	10,448	(315)	15,291	(5,357)
Other income, net	(4,452)	(5,298)	(7,967)	(10,619)
Income before income taxes	78,214	61,144	138,161	116,848
Income taxes	20,872	15,678	37,248	22,930
Net income	$57,342	$45,466	$100,913	$93,918

Earnings per share:
Basic	$2.32	$1.83	$4.08	$3.78
Diluted	$2.30	$1.82	$4.05	$3.75

Weighted-average shares and equivalent shares outstanding:
Basic	24,755	24,822	24,760	24,867
Diluted	24,905	25,030	24,938	25,075

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$57,342	$45,466	$100,913	$93,918
Other comprehensive income (loss):
Pension and postemployment adjustments, net of tax	184	326	403	670
Cash flow hedges, net of tax	5,830	(18)	6,418	1,908
Foreign currency translation adjustments, net of tax	91,899	(21,375)	128,689	(53,936)
Comprehensive income	$155,255	$24,399	$236,423	$42,560

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024
OPERATING ACTIVITIES
Net income	$100,913	$93,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,805	33,719
Amortization of intangibles	29,183	31,554
Deferred revenue	2,844	(1,272)
Impairment charges	136	933
Stock-based compensation	13,447	16,888
Loss on investments and other assets	2,027	1,148
Deferred income taxes	(807)	(12,427)
Other	2,123	2,618
Changes in operating assets and liabilities:
Trade receivables	(52,635)	(36,474)
Inventories	23,316	16,241
Accounts payable	(7,001)	6,819
Accrued liabilities and income taxes	(14,425)	(28,829)
Prepaid expenses and other assets	11,299	1,738
Net cash provided by operating activities	148,225	126,574
INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(57,417)	—
Purchases of property, plant, and equipment	(32,999)	(34,674)
Net proceeds from sale of property, plant and equipment, and other	712	7,997
Net cash used in investing activities	(89,704)	(26,677)
FINANCING ACTIVITIES
Payments of senior notes payable	(50,000)	—
Repayments of other debts	(1,365)	(1,351)
Payments of term loan	(7,500)	(3,750)
Net proceeds (payments) related to stock-based award activities	552	(997)
Repurchases of common stock, with excise tax	(27,553)	(40,862)
Cash dividends paid	(34,677)	(32,330)
Net cash used in financing activities	(120,543)	(79,290)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	22,468	(14,434)
(Decrease) increase in cash, cash equivalents, and restricted cash	(39,554)	6,173
Cash, cash equivalents, and restricted cash at beginning of period	726,437	557,123
Cash, cash equivalents, and restricted cash at end of period	$686,883	$563,296
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$685,184	$561,742
Restricted cash included in other long-term assets	1,699	1,554
Cash paid during the period for interest	17,834	19,621
Capital expenditures, not yet paid	5,514	8,386
See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Income (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 28, 2024	$262	$1,049,079	$(305,351)	$(146,361)	$1,815,628	$355	$2,413,612
Net income	—	—	—	—	43,571	—	43,571
Other comprehensive income, net of tax	—	—	—	37,597	—	—	37,597
Stock-based compensation	—	4,855	—	—	—	—	4,855
Non-controlling interest	—	—	—	—	(70)	70	—
Withheld shares on restricted share units for withholding taxes	—	—	(62)	—	—	—	(62)
Stock options exercised	—	2,143	—	—	—	—	2,143
Repurchases of common stock, with excise tax	—	—	(27,626)	—	—	—	(27,626)
Cash dividends paid ($0.70 per share)	—	—	—	—	(17,335)	—	(17,335)
Balance at March 29, 2025	$262	$1,056,077	$(333,039)	$(108,764)	$1,841,794	$425	$2,456,755
Net income	—	—	—	—	57,342	—	57,342
Other comprehensive loss, net of tax	—	—	—	97,913	—	—	97,913
Stock-based compensation	—	8,592	—	—	—	—	8,592
Non-controlling interest	—	(3,023)	—	—	(57)	190	(2,890)
Withheld shares on restricted share units for withholding taxes	—	—	(4,011)	—	—	—	(4,011)
Stock options exercised	1	2,482	—	—	—	—	2,483
Repurchase of common stock, with excise tax	—	—	123	—	—	—	123
Cash dividends paid ($0.70 per share)	—	—	—	—	(17,342)	—	(17,342)
Balance at June 28, 2025	$263	$1,064,128	$(336,927)	$(10,851)	$1,881,737	$615	$2,598,965

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Loss	Retained Earnings	Non-controlling Interest	Total
Balance at December 30, 2023	$262	$1,012,325	$(259,263)	$(55,817)	$1,782,662	$312	$2,480,481
Net income	—	—	—	—	48,452	—	48,452
Other comprehensive loss, net of tax	—	—	—	(30,291)	—	—	(30,291)
Stock-based compensation	—	3,617	—	—	—	—	3,617
Non-controlling interest	—	—	—	—	2	(2)	—
Withheld shares on restricted share units for withholding taxes	—	—	(4)	—	—	—	(4)
Stock options exercised	—	1,369	—	—	—	—	1,369
Repurchases of common stock, with excise tax	—	—	(16,131)	—	—	—	(16,131)
Cash dividends paid ($0.65 per share)	—	—	—	—	(16,200)	—	(16,200)
Balance at March 30, 2024	$262	$1,017,311	$(275,398)	$(86,108)	$1,814,916	$310	$2,471,293
Net income	—	—	—	—	45,466	—	45,466
Other comprehensive loss, net of tax	—	—	—	(21,067)	—	—	(21,067)
Stock-based compensation	—	13,271	—	—	—	—	13,271
Non-controlling interest	—	—	—	—	(48)	48	—
Withheld shares on restricted share units for withholding taxes	—	—	(4,754)	—	—	—	(4,754)
Stock options exercised	—	2,392	—	—	—	—	2,392
Repurchases of common stock, with excise tax	—	—	(24,984)	—	—	—	(24,984)
Cash dividends paid ($0.65 per share)	—	—	—	—	(16,130)	—	(16,130)
Balance at June 29, 2024	$262	$1,032,974	$(305,136)	$(107,175)	$1,844,204	$358	$2,465,487

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

Revenue Recognition

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three and six months ended June 28, 2025 and June 29, 2024:

	Three Months Ended June 28, 2025				Six Months Ended June 28, 2025
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$166,967	$—	$—	$166,967	$325,256	$—	$—	$325,256
Electronics – Passive Products and Sensors	168,699	—	—	168,699	317,659	—	—	317,659
Commercial Vehicle Products	—	86,260	—	86,260	—	164,029	—	164,029
Passenger Car Products	—	76,151	—	76,151	—	145,186	—	145,186
Automotive Sensors	—	16,989	—	16,989	—	32,047	—	32,047
Industrial Products	—	—	98,347	98,347	—	—	183,543	183,543
Total	$335,666	$179,400	$98,347	$613,413	$642,915	$341,262	$183,543	$1,167,720

	Three Months Ended June 29, 2024				Six Months Ended June 29, 2024
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$159,564	$—	$—	$159,564	$317,435	$—	$—	$317,435
Electronics – Passive Products and Sensors	146,075	—	—	146,075	279,309	—	—	279,309
Commercial Vehicle Products	—	80,759	—	80,759	—	160,273	—	160,273
Passenger Car Products	—	69,036	—	69,036	—	139,298	—	139,298
Automotive Sensors	—	19,169	—	19,169	—	39,760	—	39,760
Industrial Products	—	—	83,886	83,886			157,799	157,799
Total	$305,639	$168,964	$83,886	$558,489	$596,744	$339,331	$157,799	$1,093,874

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash at June 28, 2025 and December 28, 2024 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

(in thousands)	June 28, 2025	December 28, 2024
Cash and cash equivalents	$685,184	$724,924
Restricted cash included in other long-term assets	1,699	1,513
Total cash, cash equivalents, and restricted cash	$686,883	$726,437

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)." The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity (a) disclose the amounts of (i) purchases of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization, and (v) depreciation, depletion, and amortization recognized as part of oil and gas producing activities ("DD&A") included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (i)-(v); (b) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements (c) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively (d) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The adoption of this guidance will increase the Company's disclosures in its Consolidated Financial Statements. The Company is currently evaluating the potential impact on the disclosures in the Company's Consolidated Financial Statements.

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

The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the Dortmund Fab acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$95,942
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables	5,985
Inventories	6,600
Other current assets	8,278
Property, plant, and equipment	30,132
Intangible assets	1,800
Goodwill	57,534
Other long-term assets	8,579
Current liabilities	(7,464)
Other long-term liabilities	(15,502)
$95,942

All Dortmund Fab assets and liabilities were recorded in the Electronics segment and are primarily reflected in the Europe geographic area. The goodwill resulting from this acquisition consists largely of the Company’s expected future product sales and synergies from combining Dortmund Fab’s products and technology with the Company’s existing semiconductor products portfolio. Goodwill resulting from the Dortmund Fab acquisition is expected to be deductible for tax purposes.

During the three months ended June 28, 2025, the Company recorded measurement period adjustments to decrease other current assets of $0.2 million and deferred tax liability of $0.1 million. As a result of these adjustments, goodwill was increased by $0.1 million accordingly. In addition, the Company made a reclassification adjustment of $0.8 million between current liabilities and other long-term liabilities. The total impact of the adjustment to Cost of sales was $0.2 million in the three months ended June 28, 2025.

Included in the Company’s Condensed Consolidated Statements of Net Income for the three and six months ended June 28, 2025 were net sales of $13.4 million and $23.5 million, respectively, and loss before income taxes was $2.5 million and $2.4 million, respectively, since the December 31, 2024 acquisition of Dortmund Fab.

As required by purchase accounting guidance, the Company recorded a $0.5 million step-down of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-down was fully amortized as a non-cash credit to cost of sales during the first fiscal quarter of 2025 as the acquired inventory was sold and reflected as other non-segment costs.

During the six months ended June 29, 2024, the Company incurred approximately $0.1 million of legal and professional fees related to the Dortmund Fab acquisition recognized as Selling, general, and administrative expenses in the Condensed Consolidated Statements of Net Income. A total of $3.5 million of legal and professional fees related to the Dortmund Fab acquisition was recognized since 2023. These costs were reflected as other non-segment costs.

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

	For the Three Months Ended		For the Six Months Ended
(in thousands, except per share amounts)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$613,413	$570,489	$1,167,720	$1,117,390
Income before income taxes	78,214	62,323	137,620	119,333
Net income	57,342	46,272	100,534	95,637
Net income per share — basic	2.32	1.86	4.06	3.85
Net income per share — diluted	2.30	1.85	4.03	3.81

Pro forma results presented above primarily reflect the following adjustments:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Amortization of unfavorable production contract (a)	$—	$567	$—	$1,135
Amortization of inventory step-down (b)	—	—	(504)	510
Depreciation	—	(274)	—	(549)
Amortization (c)	—	(94)	—	(188)
Transaction costs (d)	—	16	(37)	(380)
Income tax (expense) benefit of above items	—	(65)	162	(158)

(a) The amortization of the unfavorable production contract during the three and six months ended June 29, 2024 results from the fair value assigned to the unfavorable production contract liability that is amortized over four years.
(b) The amortization of the inventory step-down adjustment reflects the reversal of the amount recognized during the six months ended June 28, 2025, and the recognition of the amortization during the six months ended June 29, 2024. The inventory step-down was fully amortized over two months as the inventory was sold.
(c) The amortization adjustment for the three and six months ended June 29, 2024 primarily reflects amortization resulting from the measurement of intangibles at their fair values.
(d) The transaction costs adjustment reflects certain legal and professional fees for the six months ended June 28, 2025 and three and six months ended June 29, 2024, respectively.

3. Inventories

The components of inventories at June 28, 2025 and December 28, 2024 were as follows:

(in thousands)	June 28, 2025	December 28, 2024
Raw materials	$186,682	$193,788
Work in process	131,501	115,497
Finished goods	173,332	173,513
Inventory reserves	(79,351)	(66,525)
Total	$412,164	$416,273

4. Property, Plant, and Equipment, net

The components of net property, plant, and equipment at June 28, 2025 and December 28, 2024 were as follows:

(in thousands)	June 28, 2025	December 28, 2024
Land and land improvements	$18,932	$17,593
Building and building improvements	206,941	192,441
Machinery and equipment	960,156	892,940
Accumulated depreciation and amortization	(669,512)	(625,906)
Total	$516,517	$477,068

The Company recorded depreciation expense of $19.4 million and $17.1 million for the three months ended June 28, 2025 and June 29, 2024, respectively, and $37.8 million and $33.7 million for the six months ended June 28, 2025 and June 29, 2024, respectively, in Cost of sales, Selling, general, and administrative expenses, and Research and development expenses in the Condensed Consolidated Statements of Net Income.

5. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value of goodwill by segment for the six months ended June 28, 2025 were as follows:

(in thousands)	Electronics	Transportation	Industrial	Total
Net goodwill as of December 28, 2024
Gross goodwill as of December 28, 2024	$906,871	$233,286	$173,882	$1,314,039
Accumulated impairment losses as of December 28, 2024	—	(41,645)	(43,892)	(85,537)
Total	906,871	191,641	129,990	1,228,502
Changes during 2025:
Additions (a)	57,534	—	—	57,534
Foreign currency translation adjustments	60,344	6,206	6,836	73,386
Net goodwill as of June 28, 2025
Gross goodwill as of June 28, 2025	1,024,749	242,438	185,578	1,452,765
Accumulated impairment losses as of June 28, 2025	—	(44,591)	(48,752)	(93,343)
Total	$1,024,749	$197,847	$136,826	$1,359,422
(a) The additions resulted from the acquisition of Dortmund Fab.

The components of intangible assets as of June 28, 2025 and December 28, 2024 were as follows:

	As of June 28, 2025
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$16,378	$3,298	$13,080
Patents, licenses, and software	275,154	200,842	74,312
Distribution network	42,342	42,342	—
Customer relationships, trademarks, and tradenames	658,608	271,823	386,785
Total	$992,482	$518,305	$474,177

	As of December 28, 2024
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$16,079	$2,994	$13,085
Patents, licenses, and software	260,096	180,674	79,422
Distribution network	41,667	41,667	—
Customer relationships, trademarks, and tradenames	632,572	242,961	389,611
Total	$950,414	$468,296	$482,118

During the three months ended June 28, 2025 and June 29, 2024, the Company recorded amortization expense of $14.9 million and $15.7 million, respectively. During the six months ended June 28, 2025 and June 29, 2024, the Company recorded amortization expense of $29.2 million and $31.6 million, respectively.

During the six months ended June 28, 2025, the Company recorded additions to intangible assets of $1.8 million related to the Dortmund Fab acquisition, the components of which were as follows:

(in thousands)	Weighted Average Useful Life	Amount
Customer relationships, trademarks, and tradenames	5	$1,800
Total		$1,800

Estimated annual amortization expense related to intangible assets with definite lives as of June 28, 2025 was as follows:

(in thousands)	Amount
Remainder of 2025	$30,022
2026	48,788
2027	46,611
2028	46,208
2029	45,798
2030 and thereafter	256,750
Total	$474,177

6. Accrued Liabilities

The components of accrued liabilities as of June 28, 2025 and December 28, 2024 were as follows:

(in thousands)	June 28, 2025	December 28, 2024
Employee-related liabilities	$77,625	$67,639
Current lease liability	10,981	13,900
Other non-income taxes	7,736	7,022
Interest	7,391	8,131
Professional services	5,138	6,613
Restructuring liability	4,707	4,624
Other customer reserves	3,666	3,450
Deferred revenue	3,005	1,557
Current benefit liability	1,514	1,514
Current hedge liability	36	4,067
Other	32,732	29,759
Total	$154,531	$148,276

Employee-related liabilities consist primarily of payroll, sales commissions, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other customer-related liabilities.

7. Restructuring, Impairment, and Other Charges

The Company recorded restructuring, impairment, and other charges for the three and six months ended June 28, 2025 and June 29, 2024 as follows:

	Three Months Ended June 28, 2025				Six Months Ended June 28, 2025
(in thousands)	Electronics	Transportation	Industrial	Total	Electronics	Transportation	Industrial	Total
Employee terminations	$1,100	$1,350	$24	$2,474	$5,904	$4,482	$436	$10,822
Other restructuring charges	7	25	—	32	518	48	1	567
Total restructuring charges	1,107	1,375	24	2,506	6,422	4,530	437	11,389
Impairment	—	—	—	—	136	—	—	136
Total	$1,107	$1,375	$24	$2,506	$6,558	$4,530	$437	$11,525

	Three Months Ended June 29, 2024				Six Months Ended June 29, 2024
(in thousands)	Electronics	Transportation	Industrial	Total	Electronics	Transportation	Industrial	Total
Employee terminations	$4,501	$437	$5	$4,943	$5,105	$1,591	$416	$7,112
Other restructuring charges	87	209	13	309	139	287	18	444
Total restructuring charges	4,588	646	18	5,252	5,244	1,878	434	7,556
Impairment	—	—	—	—	—	933	—	933
Total	$4,588	$646	$18	$5,252	$5,244	$2,811	$434	$8,489

2025
For the three and six months ended June 28, 2025, the Company recorded total restructuring charges of $2.5 million and $11.4 million, respectively, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and corporate support functions across all businesses within the Transportation segment and for the semiconductor business within the Electronics segment. In addition, during the first fiscal quarter of 2025, the Company recognized a $0.1 million impairment charge related to certain machinery and equipment within the Electronics segment.

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

The restructuring reserves as of June 28, 2025 and December 28, 2024 were $5.0 million and $4.6 million, respectively. The restructuring liability as of June 28, 2025 was $4.7 million included within Accrued liabilities and $0.3 million within Other long-term liabilities in the Condensed Consolidated Balance Sheets. The Company anticipates the remaining payments associated with employee terminations will primarily be completed during fiscal year 2025.

8. Debt

The carrying amounts of debt at June 28, 2025 and December 28, 2024 were as follows:

(in thousands)	June 28, 2025	December 28, 2024
Revolving credit facility	$100,000	$100,000
Term loan	273,750	281,250
Euro Senior Notes, Series B due 2028	111,079	98,928
U.S. Senior Notes, Series A due 2025	—	50,000
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
U.S. Senior Notes, due 2032	100,000	100,000
Other	2,692	3,702
Unamortized debt issuance costs	(2,305)	(2,766)
Total debt	810,216	856,114
Less: Current maturities	(17,692)	(67,612)
Total long-term debt	$792,524	$788,502

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the three and six months ended June 28, 2025, the Company made term loan payments of $3.8 million and $7.5 million, respectively. The revolving loan and term loan balances under the Credit Facility were $100.0 million and $273.8 million, respectively, as of June 28, 2025.

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

As of June 28, 2025, the effective interest rate on the unhedged portion of the outstanding borrowings under the credit facility was 5.68%, and 4.13% on the hedged portion.

As of June 28, 2025, the Company had $0.1 million outstanding letters of credit and had $599.9 million of borrowing capacity available under the revolving credit facility. As of June 28, 2025, the Company was in compliance with all covenants under the Credit Agreement.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. As of June 28, 2025, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to note holders and is required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $5.6 million and $6.4 million for the three months ended June 28, 2025 and June 29, 2024, respectively, and $17.8 million and $19.6 million for the six months ended June 28, 2025 and June 29, 2024, respectively, which included cash settlements received from the interest rate swap entered on May 12, 2022.

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

Trade Entry Date	Trade Maturity Date	Weighted-Average Floor	Weighted-Average Ceiling
July 3, 2024	August 29, 2025	18.0000	19.4350
August 5, 2024	September 29, 2025	19.6550	21.0000
September 3, 2024	November 3, 2025	20.0820	21.7571
September 30, 2024	November 26, 2025	19.8700	21.3650
November 4, 2024	January 2, 2026	20.1200	21.6900
December 3, 2024	February 2, 2026	20.4250	22.0377
January 2, 2025	March 2, 2026	20.8000	21.9082
February 6, 2025	March 30, 2026	20.5300	22.0000
April 9, 2025	June 1, 2026	20.9700	22.2355
May 1, 2025	June 29, 2026	19.6940	20.9700
June 4, 2025	August 3, 2026	19.3100	20.3437

The fair value of the collars was determined using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive loss until the underlying transactions are recognized in earnings. For the three and six months ended June 28, 2025, the Company recorded pre-tax unrealized gains on the collars of $7.0 million and $9.4 million, respectively. As of June 28, 2025, the Company estimates that approximately $5.8 million of pre-tax gain recorded in accumulated other comprehensive loss will be recognized in earnings over the next 12 months. The amounts included in accumulated other comprehensive income will be reclassified to earnings should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the three and six months ended June 28, 2025. The Company will continue to assess the effectiveness of the hedge on an ongoing basis. The primary inputs into the valuation of the collars are interest yield curves, interest rate volatilities, foreign exchange rates, foreign exchange volatilities, credit risk, credit spreads and other market information. The collars are classified within Level 2 of the fair value hierarchy since all significant inputs are corroborated by market observable data.

Interest Rate Swap

On May 12, 2022, the Company entered into an interest rate swap agreement to manage interest rate risk exposure, effectively converting the interest rate on the Company's SOFR based floating-rate loans to a fixed-rate. The interest rate swap, with a notional value of $200 million, was designated as a cash flow hedge against the variability of cash flows associated with the Company's SOFR based loans scheduled to mature on June 30, 2027. The fair value of the interest rate swap was valued using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive loss until the underlying transactions are recognized in earnings. For the three and six months ended June 28, 2025, the Company recorded a pre-tax unrealized loss on the interest rate swap of $1.1 million and $3.4 million, respectively. As of June 28, 2025, the Company estimates that approximately $2.1 million of pre-tax gain recorded in accumulated other comprehensive loss will be recognized in earnings over the next 12 months. The primary inputs into the valuation of the interest rate swap are interest yield curves, interest rate volatility, credit risk, credit spreads and other market information. The interest rate swap is classified within Level 2 of the fair value hierarchy since all significant inputs are corroborated by market observable data.

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

As of June 28, 2025 and December 28, 2024, the fair values of the Company's derivative financial instruments and their classifications on the Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Condensed Consolidated Balance Sheets Classification	June 28, 2025	December 28, 2024
Derivatives designated as hedging instruments
Interest rate swap agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$1,990	$2,482
	Other long-term assets	759	3,716
Zero cost collar agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$5,376	$22
	Other long-term assets	1	—
	Accrued liabilities	36	4,067
	Other long-term liabilities	—	2

The pre-tax (gains) losses recognized on derivative financial instruments in the Condensed Consolidated Statements of Net Income for the three and six months ended June 28, 2025 and June 29, 2024 were as follows:

		Three Months Ended		Six Months Ended
(in thousands)	Classification of (Gains) Losses Recognized in the Condensed Consolidated Statements of Net Income	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Derivatives designated as cash flow hedges
Interest rate swap agreement	Interest expense	$(782)	$(1,288)	$(1,571)	$(2,568)
Zero cost collar agreement	Cost of sales	(119)	—	1,360	—
Zero cost collar agreement	Selling, general, and administrative expenses	—	—	121	—

The pre-tax losses (gains) recognized on derivative financial instruments in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2025 and June 29, 2024 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Derivatives designated as cash flow hedges
Interest rate swap agreement	$1,131	$23	$3,449	$(2,511)
Zero cost collar agreement	(6,970)	—	(9,412)	—

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

There were no changes during the quarter ended June 28, 2025 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of June 28, 2025 and December 28, 2024, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of June 28, 2025:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$579,626	$—	$—	$579,626
Investments in equity securities	9,249	—	—	9,249
Mutual funds	24,328	—	—	24,328
Total	$613,203	$—	$—	$613,203

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 28, 2024:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$658,491	$—	$—	$658,491
Investments in equity securities	10,182	—	—	10,182
Mutual funds	23,268	—	—	23,268
Total	$691,941	$—	$—	$691,941

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s revolving and term loan debt facilities' fair values approximate book value at June 28, 2025 and December 28, 2024, as the rates on these borrowings are variable in nature. The purchase price of business acquisitions is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the excess recorded as goodwill. The Company utilizes Level 3 inputs in the determination of the initial fair value for certain assets acquired and liabilities assumed in business acquisitions.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series B and USD Senior Notes, Series A and Series B, as of June 28, 2025 and December 28, 2024 were as follows:

	June 28, 2025		December 28, 2024
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series B due 2028	$111,079	$104,398	$98,928	$91,741
USD Senior Notes, Series A due 2025	—	—	50,000	49,919
USD Senior Notes, Series B due 2027	100,000	98,121	100,000	96,623
USD Senior Notes, Series B due 2030	125,000	118,391	125,000	114,786
USD Senior Notes, due 2032	100,000	94,159	100,000	91,175

10. Benefit Plans

The Company has Company-sponsored and mandatory defined benefit pension plans covering employees in the United Kingdom ("U.K."), Germany, the Philippines, China, Japan, Mexico, Italy and France. The amount of the retirement benefits provided under the plans is generally based on years of service and final average pay.

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other income, net in the Condensed Consolidated Statements of Net Income. The components of net periodic benefit cost for the three and six months ended June 28, 2025 and June 29, 2024 were as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Components of net periodic benefit cost:
Service cost	$758	$770	$1,485	$1,565
Interest cost	1,003	975	1,957	1,970
Expected return on plan assets	(481)	(510)	(940)	(1,028)
Amortization of prior service and net actuarial loss	102	46	171	92
Net periodic benefit cost	$1,382	$1,281	$2,673	$2,599

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

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. The Company recorded expense of $0.7 million for each of the three months ended June 28, 2025 and June 29, 2024, respectively, and $1.4 million for each of the six months ended June 28, 2025 and June 29, 2024, respectively, in Cost of sales and Other income, net within the Condensed Consolidated Statements of Net Income. The pre-tax losses amount recognized in other comprehensive income (loss) for these plans were $0.4 million and $0.3 million for the three months ended June 28, 2025 and June 29, 2024, respectively, and $0.7 million and $0.6 million for the six months ended June 28, 2025 and June 29, 2024, respectively.

11. Other Comprehensive Income (Loss)

Changes in other comprehensive income (loss) by component were as follows:

(in thousands)	Three Months Ended June 28, 2025			Three Months Ended June 29, 2024
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$151	$33	$184	$336	$(10)	$326
Cash flow hedges	5,839	(9)	5,830	(23)	5	(18)
Foreign currency translation adjustments (a)	94,433	(2,534)	91,899	(21,542)	167	(21,375)
Total change in other comprehensive income (loss)	$100,423	$(2,510)	$97,913	$(21,229)	$162	$(21,067)

(in thousands)	Six Months Ended June 28, 2025			Six Months Ended June 29, 2024
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$378	$25	$403	$696	$(26)	$670
Cash flow hedges	5,963	455	6,418	2,511	(603)	1,908
Foreign currency translation adjustments (a)	132,101	(3,412)	128,689	(54,712)	776	(53,936)
Total change in other comprehensive income (loss)	$138,442	$(2,932)	$135,510	$(51,505)	$147	$(51,358)
(a) The tax shown above within foreign currency translation adjustments is the U.S. tax associated with the foreign currency translation adjustments of earnings of non-U.S. subsidiaries which have been previously taxed in the U.S. and are not permanently reinvested.

The following tables set forth the changes in the components of accumulated other comprehensive income (loss) by component for the six months ended June 28, 2025 and June 29, 2024:

(in thousands)	Pension and postretirement liability and reclassification adjustments	Cash flow hedges	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Balance at December 28, 2024	$(10,509)	$1,301	$(137,153)	$(146,361)
Activity in the period	403	6,418	128,689	135,510
Balance at June 28, 2025	$(10,106)	$7,719	$(8,464)	$(10,851)

(in thousands)	Pension and postretirement liability and reclassification adjustments	Cash flow hedges	Foreign currency translation adjustments	Accumulated other comprehensive loss
Balance at December 30, 2023	$(7,613)	$4,448	$(52,652)	$(55,817)
Activity in the period	670	1,908	(53,936)	(51,358)
Balance at June 29, 2024	$(6,943)	$6,356	$(106,588)	$(107,175)

Amounts reclassified from accumulated other comprehensive income (loss) to earnings for the three and six months ended June 28, 2025 and June 29, 2024 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Pension and postemployment plans:
Amortization of prior service and net actuarial loss, and other	$470	$347	$891	$703

The Company recognizes the amortization of prior service costs in Other income, net within the Condensed Consolidated Statements of Net Income.

12. Income Taxes

The effective tax rate for the three and six months ended June 28, 2025 was 26.7% and 27.0%, respectively, compared to the effective tax rate for the three and six months ended June 29, 2024 of 25.6% and 19.6%, respectively. The effective tax rate for 2025 was higher than the effective tax rate for the comparable 2024 periods primarily due to increases in foreign exchange losses and losses in non-U.S. jurisdictions with no related tax benefit, as compared to 2024. The 2024 periods also recognized more favorable tax rate benefits due to lapses in the statute of limitations for previously unrecognized tax benefits, as compared to the 2025 periods.

The effective tax rates for three and six months ended June 28, 2025 were higher than the statutory tax rate primarily due to foreign exchange losses and losses in non-U.S. jurisdictions with no related tax benefit. The effective tax rate for the three months ended June 29, 2024 was higher than the statutory tax rate primarily due to the proportion of pre-tax income that is earned in higher tax jurisdictions. The effective tax rate for the six months ended June 29, 2024 was lower than the statutory tax rate primarily due to the lapse in the statute of limitations for previously unrecognized tax benefits recognized in the first quarter.

On July 4, 2025, the United States has enacted into law the legislation formally titled “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14”, and commonly referred to as the One Big Beautiful Bill Act (“OBBB”). The OBBB contains multiple business tax provisions, including the permanent extension of several expiring provisions of the Tax Cuts and Jobs Act and multiple modifications to the international tax framework, for which the Company is currently evaluating the impact on its Condensed Consolidated Financial Statements. The legislation has multiple effective dates with certain provisions soon to be effective in 2025 and others to be implemented in future years, and the Company will continue to monitor future administrative guidance and regulations that clarify the legislative text of the OBBB and the bill’s potential effect on the Company’s income taxes.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator:
Net income as reported	$57,342	$45,466	$100,913	$93,918

Denominator:
Weighted average shares outstanding
Basic	24,755	24,822	24,760	24,867
Effect of dilutive securities	150	208	178	208
Diluted	24,905	25,030	24,938	25,075

Earnings Per Share:
Basic earnings per share	$2.32	$1.83	$4.08	$3.78
Diluted earnings per share	$2.30	$1.82	$4.05	$3.75

Potential shares of common stock attributable to performance share units, stock options and restricted stock units excluded from the earnings per share calculation because their effect would be anti-dilutive were 429,709 and 141,729 for the three months ended June 28, 2025 and June 29, 2024, respectively, and 347,711 and 129,096 for the six months ended June 28, 2025 and June 29, 2024, respectively.

Share Repurchase Program

On April 25, 2024, the Company's Board of Directors authorized a three-year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period from May 1, 2024 to April 30, 2027 ("2024 program") to replace its previous 2021 program. The Company did not repurchase any shares of its common stock for the three months ended June 28, 2025. During the six months ended June 28, 2025, the Company repurchased 120,689 shares of its common stock totaling $27.4 million pursuant to the 2024 program. During the three and six months ended June 29, 2024, the Company repurchased 109,031 and 179,311 shares of its common stock totaling $24.7 million and $40.9 million, respectively, of which $38.9 million was pursuant to the 2021 program and $2.0 million was pursuant to the 2024 program.

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

The Company has provided this segment information for comparable prior periods. Segment information is summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales
Electronics	$335,666	$305,639	$642,915	$596,744
Transportation	179,400	168,964	341,262	339,331
Industrial	98,347	83,886	183,543	157,799
Total net sales	$613,413	$558,489	$1,167,720	$1,093,874

Other segment expenses (b)
Electronics	$285,805	$259,474	$546,288	512,776
Transportation	151,326	153,730	294,271	307,891
Industrial	79,484	74,339	151,606	143,456
Total other segment expenses	$516,615	$487,543	$992,165	$964,123

Segment operating income
Electronics	$49,861	$46,165	$96,627	$83,968
Transportation	28,074	15,234	46,991	31,440
Industrial	18,863	9,547	31,937	14,343
Total segment operating income	96,798	70,946	175,555	129,751
Other (a)	(4,020)	(5,440)	(12,627)	(9,293)
Total operating income	92,778	65,506	162,928	120,458
Interest expense	8,568	9,975	17,443	19,586
Foreign exchange loss (gain)	10,448	(315)	15,291	(5,357)
Other income, net	(4,452)	(5,298)	(7,967)	(10,619)
Income before income taxes	$78,214	$61,144	$138,161	$116,848

(a) Included in "Other" Operating income for the second fiscal quarter of 2025 was $2.5 million ($11.4 million year-to-date) of restructuring charges primarily related to employee termination costs. During the first quarter of 2025, the Company recognized a $0.1 million impairment charge related to certain machinery and equipment within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the second quarter of 2025, the Company recognized $1.5 million ($1.6 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the first quarter of 2025, the Company recognized a $0.5 million of purchase accounting inventory step-down adjustment related to the Dortmund Fab acquisition.

Included in "Other" Operating income for the second quarter of 2024 was $5.3 million ($7.6 million year-to-date) of restructuring charges primarily related to employee termination costs. During the first quarter of 2024, the Company recognized a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the second quarter of 2024, the Company recognized $0.8 million ($1.8 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, partially offset by a gain of $0.7 million ($1.0 million year-to-date) recorded for the sale of two buildings within the Transportation segment.

(b) Other segment operating expenses include cost of sales, selling, general, and administration expenses, and research and development expenses. Other segment expenses are reconciled to the operating income of each segment. The CODM regularly assesses the performance of each operating segment focusing on each operating segment’s revenue and operating income. Other segment operating expenses for the three and six months ended June 29, 2024 were included in order to adhere to the implementation of Accounting Standards Updates ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures."

The Company’s depreciation and amortization expenses by segment for the three and six months ended June 28, 2025 and June 29, 2024 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Depreciation
Electronics	$12,552	$9,961	$23,962	$19,946
Transportation	5,318	5,743	10,817	10,990
Industrial	1,505	1,347	3,026	2,783
Total depreciation	$19,375	$17,051	$37,805	$33,719

Amortization
Electronics	$10,098	$9,809	$19,875	$19,665
Transportation	3,406	3,369	6,755	6,753
Industrial	1,348	2,551	2,553	5,136
Total amortization	$14,852	$15,729	$29,183	$31,554

The Company’s net sales by country were as follows, classified according to the country where the customer is located:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales
United States	$219,480	$201,825	$417,858	$392,258
China	146,343	131,510	275,737	246,679
Other countries (a)	247,590	225,154	474,125	454,937
Total net sales	$613,413	$558,489	$1,167,720	$1,093,874

The Company’s long-lived assets represent net property, plant, and equipment, and are classified according to the country where the asset is located. The Company's long-lived assets were as follows:

(in thousands)	June 28, 2025	December 28, 2024
Long-lived assets
United States	$73,709	$74,698
China	128,373	132,504
Mexico	87,176	89,558
Germany	104,424	58,758
Philippines	63,052	66,174
Other countries	59,783	55,376
Total long-lived assets	$516,517	$477,068

The Company’s additions to net property, plant, and equipment by country were as follows:

	Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024
Additions to long-lived assets
United States	$5,330	$6,644
China	3,996	7,088
Mexico	3,283	5,450
Germany	9,693	8,031
Philippines	1,388	2,379
Other countries	3,096	4,277
Total additions to long-lived assets	$26,786	$33,869

(a)Each country included in other countries was less than 10% of net sales.

15. Commitments and Contingencies

Off-Balance Sheet Arrangements

As of June 28, 2025, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Pending Litigation and Claims

There were no material pending litigation or claims outstanding as of June 28, 2025.

16. Related Party Transactions

The Company has equity ownership in various investments that are accounted for under the equity method. The following is a description of the investments and related party transactions.

Powersem GmbH: The Company owns 45% of the outstanding equity of Powersem GmbH (“Powersem”), a module manufacturer based in Germany.

EB Tech Co., Ltd.: The Company owns approximately 15% of the outstanding equity of EB Tech Co., Ltd. (“EB Tech”), a company with expertise in radiation technology based in South Korea.

Automated Technology (Phil), Inc.: The Company owns approximately 24% of the outstanding common shares of Automated Technology (Phil), Inc. (“ATEC”), a supplier located in the Philippines that provides assembly and test services. One of the Company's executive officers serves on the Board of Directors of ATEC.

	Three Months Ended June 28, 2025			Three Months Ended June 29, 2024
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.3	$—	$—	$0.4	$—	$—
Purchase material/service from related party	0.6	0.5	1.4	1.2	0.2	0.8

	Six Months Ended June 28, 2025			Six Months Ended June 29, 2024
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.6	$—	$—	$0.9	$—	$—
Purchase material/service from related party	1.1	0.7	3.3	2.4	0.4	2.9

	June 28, 2025			December 28, 2024
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Accounts receivable balance	$0.1	$—	$—	$—	$—	$—
Accounts payable balance	—	0.1	0.6	0.7	0.1	0.7

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

Executive Summary

For the second quarter of 2025, the Company recognized net sales of $613.4 million, an increase of $54.9 million, or 9.8% as compared to $558.5 million in the second quarter of 2024 including $13.4 million or 2.4% of incremental net sales from the Dortmund Fab acquisition (defined below) in the semiconductor business within the Electronics segment and $7.0 million or 1.3% of favorable changes in foreign exchange rates. The remaining increase in net sales was primarily due to higher volume in the Electronics and Industrial segments. The Company recognized net income of $57.3 million, or $2.30 per diluted share, in the second quarter of 2025 compared to $45.5 million, or $1.82 per diluted share, in the second quarter of 2024. The increase in net income was primarily due to higher operating income across all segments driven by increases in net sales, volume leverage and cost saving initiatives, which were partially offset by higher foreign exchange losses.

Net cash provided by operating activities was $148.2 million for the six months ended June 28, 2025 compared to $126.6 million for the six months ended June 29, 2024. The increase in net cash provided by operating activities was primarily due to higher cash earnings.

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

Results of Operations

The following table summarizes the Company’s unaudited condensed consolidated results of operations for the periods presented. The second quarter of 2025 included $2.5 million ($11.4 million year-to-date) of restructuring charges primarily related to employee termination costs. During the first quarter of 2025, the Company recognized a $0.1 million impairment charge related to certain machinery and equipment within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the second quarter of 2025, the Company recognized $1.5 million ($1.6 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the first quarter of 2025, the Company recognized a $0.5 million purchase accounting inventory step-down adjustment related to the Dortmund Fab acquisition.

The second quarter of 2024 included $5.3 million ($7.6 million year-to-date) of restructuring charges primarily related to employee termination costs. During the first quarter of 2024, the Company recognized a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the second quarter of 2024, the Company recognized $0.8 million ($1.8 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, partially offset by a gain of $0.7 million ($1.0 million year-to-date) recorded for the sale of two buildings within the Transportation segment.

	Second Quarter				First Six Months
(in thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Net sales	$613,413	$558,489	$54,924	9.8%	$1,167,720	$1,093,874	$73,846	6.8%
Cost of sales	381,359	351,485	29,874	8.5%	728,410	699,062	29,348	4.2%
Gross profit	232,054	207,004	25,050	12.1%	439,310	394,812	44,498	11.3%
Operating expenses	139,276	141,498	(2,222)	(1.6)%	276,382	274,354	2,028	0.7%
Operating income	92,778	65,506	27,272	41.6%	162,928	120,458	42,470	35.3%
Income before income taxes	78,214	61,144	17,070	27.9%	138,161	116,848	21,313	18.2%
Income taxes	20,872	15,678	5,194	33.1%	37,248	22,930	14,318	62.4%
Net income	57,342	45,466	11,876	26.1%	100,913	93,918	6,995	7.4%

Net Sales

Net sales increased $54.9 million, or 9.8%, for the second quarter of 2025 compared to the second quarter of 2024 including $13.4 million or 2.4% of incremental net sales from the Dortmund Fab acquisition in the semiconductor business within the Electronics segment and $7.0 million or 1.3% of favorable changes in foreign exchange rates. The remaining increase in net sales was primarily due to higher volume of $22.6 million in the electronics products business within the Electronics segment, $14.5 million in the Industrial segment, and $7.1 million and $5.5 million in the passenger car products and the commercial vehicle businesses, respectively, within the Transportation segment due to higher end market demand and favorable price, partially offset by lower volume from the remaining semiconductor business within the Electronics segment.

Net sales increased $73.8 million, or 6.8%, for the six months of 2025 compared to the six months of 2024 including $23.5 million or 2.2% of incremental net sales from the Dortmund Fab acquisition in the semiconductor business within the Electronics segment and $0.4 million of favorable changes in foreign exchange rates. The remaining increase in net sales was primarily due to higher volume of $38.4 million in the electronics products business within the Electronics segment and $25.7 million in the Industrial segment due to higher end market demand and favorable price, partially offset by lower volume from the remaining semiconductor business within the Electronics segment.

Cost of Sales

Cost of sales was $381.4 million, or 62.2% of net sales, in the second quarter of 2025 compared to $351.5 million, or 62.9% of net sales, in the second quarter of 2024. As a percent of net sales, cost of sales decreased 0.7% primarily driven by improved margin from the commercial vehicle and passenger car products businesses within the Transportation segment and across all businesses within the Industrial segment driven by favorable price, volume leverage, and cost reduction initiatives. In addition, higher volume from the electronics products business within the Electronics segment favorably impacted the decrease in cost of sales as percent of net sales that was partially offset by lower gross margin from the semiconductor business within the Electronics segment.

Cost of sales was $728.4 million, or 62.4% of net sales, in the first six months of 2025 compared to $699.1 million, or 63.9% of net sales, in the first six months of 2024. As a percent of net sales, cost of sales decreased 1.5% primarily driven by higher volume in the electronics products business within the Electronics segment and across all businesses in the Industrial segment. Additionally, improved margin from the commercial vehicle and the passenger car products businesses within the Transportation segment driven by volume leverage, favorable price, and cost reduction initiatives favorably impacted the decrease in cost of net sales as percent of net sales that was partially offset by lower volume from the semiconductor business within the Electronics segment.

Gross Profit

Gross profit was $232.1 million, or 37.8% of net sales, in the second quarter of 2025 compared to $207.0 million, or 37.1% of net sales, in the second quarter of 2024. The $25.1 million increase in gross profit was primarily due to higher volume from the electronics products business within the Electronics segment and across all businesses within the Industrial segment and improved margin from the commercial vehicle and the passenger car products businesses within the Transportation segment, partially offset by lower volume from the semiconductor business within the Electronics segment.

Gross profit was $439.3 million, or 37.6% of net sales, in the first six months of 2025 compared to $394.8 million, or 36.1% of net sales, in the first six months of 2024. The $44.5 million increase in gross profit was primarily from higher volume in the electronics products business within the Electronics segment, across all businesses within the Industrial segment, and the commercial vehicle and the passenger car products businesses within the Transportation driven by higher volume, favorable price, and product mix, partially offset by lower volume from the semiconductor business within the Electronics segment.

Operating Expenses

Operating expenses were $139.3 million, or 22.7% of net sales, for the second quarter of 2025 compared to $141.5 million, or 25.3% of net sales, for the second quarter of 2024. The decrease in operating expenses of $2.2 million was primarily due to lower restructuring, impairment, and other charges of $2.7 million related to cost control initiatives in the semiconductor business within the Electronics segment implemented in the prior year.

Operating expenses were $276.4 million, or 23.7% of net sales, for the first six months of 2025 compared to $274.4 million, or 25.1% of net sales, for the first six months of 2024. The increase in operating expenses of $2.0 million was primarily due to higher selling, general, and administrative expenses of $3.7 million driven by the Dortmund Fab acquisition and restructuring, impairment, and other charges of $3.0 million related to company-wide cost control initiatives implemented in the first quarter of 2025, partially offset by lower amortization expense of $2.4 million and research and development expenses of $2.4 million.

Operating Income

Operating income was $92.8 million, representing an increase of $27.3 million, or 41.6%, for the second quarter of 2025 compared to $65.5 million for the second quarter of 2024. The increase in operating income was due to higher gross profit from the electronics products business within the Electronics segment and the Transportation and Industrial segments, and lower operating expenses mainly driven by lower restructuring, impairment, and other charges, partially offset by lower gross profit from the semiconductor business within the Electronics segment. Operating margins increased from 11.7% in the second quarter of 2024 to 15.1% in the second quarter of 2025 driven by improved gross margin in the Transportation and Industrial segments.

Operating income was $162.9 million, representing an increase of $42.5 million, or 35.3%, for the first six months of 2025 compared to $120.5 million for the first six months of 2024. The increase in operating income was due to higher gross profit across all segments, partially offset by higher operating expenses mainly driven by higher selling, general, and administrative expenses from the Dortmund Fab acquisition and restructuring, impairment, and other charges due to company-wide cost control initiatives implemented in the first quarter of 2025. Operating margins increased from 11.0% in the first six months of 2024 to 14.0% in the first six months of 2025 driven by improved gross margin in the Industrial and Transportation segments.

Income Before Income Taxes

The effective tax rate for the three and six months ended June 28, 2025 was 26.7% and 27.0%, respectively, compared to the effective tax rate for the three and six months ended June 29, 2024 of 25.6% and 19.6%, respectively. The effective tax rate for 2025 was higher than the effective tax rate for the comparable 2024 periods primarily due to increases in foreign exchange losses and losses in non-U.S. jurisdictions with no related tax benefit, as compared to 2024. The 2024 periods also recognized more favorable tax rate benefits due to lapses in the statute of limitations for previously unrecognized tax benefits, as compared to the 2025 periods.

The effective tax rates for three and six months ended June 28, 2025 were higher than the statutory tax rate primarily due to foreign exchange losses and losses in non-U.S. jurisdictions with no related tax benefit. The effective tax rate for the three months ended June 29, 2024 was higher than the statutory tax rate primarily due to the proportion of pre-tax income that is earned in higher tax jurisdictions. The effective tax rate for the six months ended June 29, 2024 was lower than the statutory tax rate primarily due to the lapse in the statute of limitations for previously unrecognized tax benefits recognized in the first quarter.

Income Taxes

The effective tax rate for the three and six months ended June 28, 2025 was 26.7% and 27.0%, respectively, compared to the effective tax rate for the three and six months ended June 29, 2024 of 25.6% and 19.6%, respectively. The effective tax rate for 2025 is higher than the effective tax rate for the comparable 2024 periods primarily due to increases in foreign exchange losses and losses in non-U.S. jurisdictions with no related tax benefit, as compared to 2024. The 2024 periods also recognized more favorable tax rate benefits due to lapses in the statute of limitations for previously unrecognized tax benefits, as compared to the 2025 periods.

The effective tax rates for the three and six months ended June 28, 2025 are higher than the statutory tax rate primarily due to foreign exchange losses and losses in non-U.S. jurisdictions with no related tax benefit. The effective tax rate for the three months ended June 29, 2024 is higher than the statutory tax rate primarily due to the proportion of pre-tax income that is earned in higher tax jurisdictions. The effective tax rate for the six months ended June 29, 2024 is lower than the statutory tax rate primarily due to the lapse in the statute of limitations for previously unrecognized tax benefits recognized in the first quarter.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Transportation and Industrial. Segment information is described more fully in Note 14, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales and operating income by segment:

Net Sales	Second Quarter				First Six Months
(in thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Electronics	$335,666	$305,639	$30,027	9.8%	$642,915	$596,744	$46,171	7.7%
Transportation	179,400	168,964	10,436	6.2%	341,262	339,331	1,931	0.6%
Industrial	98,347	83,886	14,461	17.2%	183,543	157,799	25,744	16.3%
Total	$613,413	$558,489	$54,924	9.8%	$1,167,720	$1,093,874	$73,846	6.8%

Segment Operating Income	Second Quarter				First Six Months
(in thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Electronics	$49,861	$46,165	$3,696	8.0%	$96,627	$83,968	$12,659	15.1%
Transportation	28,074	15,234	12,840	84.3%	46,991	31,440	15,551	49.5%
Industrial	18,863	9,547	9,316	97.6%	31,937	14,343	17,594	122.7%
Total segment operating income	96,798	70,946	25,852		175,555	129,751	45,804
Other (a)	(4,020)	(5,440)	1,420		(12,627)	(9,293)	(3,334)
Total operating income	$92,778	$65,506	$27,272	41.6%	$162,928	$120,458	$42,470	35.3%

(a) Included in “Other” Operating income for the second quarter of 2025 was $2.5 million ($11.4 million year-to-date) of restructuring charges primarily related to employee termination costs. During the first quarter of 2025, the Company recognized a $0.1 million impairment charge related to certain machinery and equipment within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the second quarter of 2025, the Company recognized $1.5 million ($1.6 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the first quarter of 2025, the Company recognized a $0.5 million purchase accounting inventory step-down adjustment related to the Dortmund Fab acquisition.

Included in “Other” Operating income for the second quarter of 2024 was $5.3 million ($7.6 million year-to-date) of restructuring charges primarily related to employee termination costs. During the first quarter of 2024, the Company recognized a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the second quarter of 2024, the Company recognized $0.8 million ($1.8 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, partially offset by a gain of $0.7 million ($1.0 million year-to-date) recorded for the sale of two buildings within the Transportation segment.

Electronics Segment

Net Sales

Net sales increased $30.0 million, or 9.8%, in the second quarter of 2025 compared to the second quarter of 2024 and included favorable changes in foreign exchange rates of $3.7 million or 1.2% . The net sales increase was primarily due to higher volume of $22.6 million from the electronics products business driven by higher end market demand and $13.4 million of incremental net sales from the Dortmund Fab acquisition in the semiconductor business, partially offset by lower volume from the remaining semiconductor business.

Net sales increased $46.2 million, or 7.7%, in the first six months of 2025 compared to the first six months of 2024 and included unfavorable changes in foreign exchange rates of $0.1 million. The sales increase was primarily due to higher volume of $38.4 million from the electronics products business driven by higher end market demand and $23.5 million of incremental net sales from the Dortmund Fab acquisition in the semiconductor business, partially offset by lower volume from the remaining semiconductor business.

Operating Income

Operating income was $49.9 million, representing an increase of $3.7 million, or 8.0%, for the second quarter of 2025 compared to $46.2 million for the second quarter of 2024. The increase in operating income was primarily from the electronics products business due to volume leverage. Operating margins decreased from 15.1% in the second quarter of 2024 to 14.9% in the second quarter of 2025 primarily due to lower gross margin for the semiconductor business, partially offset by volume leverage from the electronics products business.

Operating income was $96.6 million, representing an increase of $12.7 million, or 15.1%, for the first six months of 2025 compared to $84.0 million for the first six months of 2024. The increase in operating income was primarily from the electronics products business due to volume leverage. Operating margins increased from 14.1% in the first six months of 2024 to 15.0% in the first six months of 2025 primarily due to volume leverage from the electronics products business, partially offset by lower gross margin from the semiconductor business.

Transportation Segment

Net Sales

Net sales increased $10.4 million, or 6.2%, in the second quarter of 2025 compared to the second quarter of 2024 and included favorable changes in foreign exchange rates of $3.1 million or 1.8%. The net sales increase was primarily due to higher net sales of $7.1 million and $5.5 million in the passenger car products and the commercial vehicle businesses, respectively, driven by increased end market demand and favorable price.

Net sales increased $1.9 million, or 0.6%, in the first six months of 2025 compared to the first six months of 2024 and included favorable changes in foreign exchange rates of $0.9 million. The net sales increase was primarily due to higher net sales of $5.9 million and $3.8 million in the passenger car products and the commercial vehicle businesses respectively, driven by increased end market demand and favorable price, partially offset by lower automotive sensors business volume of $7.7 million driven by the strategic exit of certain lower margin products.

Operating Income

Operating income was $28.1 million, representing an increase of $12.8 million, or 84.3%, for the second quarter of 2025 compared to $15.2 million for the second quarter of 2024. The increase in operating income was primarily from the commercial vehicle and passenger car products businesses due to favorable price, volume leverage, and cost reduction initiatives. Operating margins increased from 9.0% in the second quarter of 2024 to 15.6% in the second quarter of 2025 primarily driven by improved gross margin from the commercial vehicle and passenger car products businesses.

Operating income was $47.0 million, representing an increase of $15.6 million, or 49.5%, for the first six months of 2025 compared to $31.4 million for the first six months of 2024. The increase in operating income was primarily from the commercial vehicle and passenger car products businesses due to favorable price, volume leverage, and cost reduction initiatives. Operating margins increased from 9.3% in the first six months of 2024 to 13.8% in the first six months of 2025 primarily driven by improved gross margin from the commercial vehicle and passenger car products businesses.

Industrial Segment

Net Sales

Net sales increased $14.5 million, or 17.2%, in the second quarter of 2025 compared to the second quarter of 2024 and included favorable changes in foreign exchange rates of $0.2 million. The net sales increase was due to higher volume from industrial control and sensor and industrial circuit protection products driven by favorable price and higher end market demand.

Net sales increased $25.7 million, or 16.3%, in the first six months of 2025 compared to the first six months of 2024 and included unfavorable changes in foreign exchange rates of $0.4 million. The net sales increase was due to higher volume from industrial control and sensor and industrial circuit protection products driven by higher end market demand and favorable price.

Operating Income

Operating income was $18.9 million, representing an increase of $9.3 million, or 97.6%, for the second quarter of 2025 compared to $9.5 million for the second quarter of 2024. The increase in operating income was driven by higher net sales from industrial control and sensor and industrial circuit protection products driven by favorable price, increased end market demand and product mix. Operating margins increased from 11.4% in the second quarter of 2024 to 19.2% in the second quarter of 2025 due to favorable price and higher volume.

Operating income was $31.9 million, representing an increase of $17.6 million, or 122.7%, for the first six months of 2025 compared to $14.3 million for the first six months of 2024. The increase in operating income was driven by higher volume from industrial control and sensor and industrial circuit protection products driven by increased end market demand, favorable price and product mix. Operating margins increased from 9.1% in the first six months of 2024 to 17.4% in the first six months of 2025 due to higher volume and favorable price.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Second Quarter				First Six Months
(in thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Americas	$249,440	$228,330	$21,110	9.2%	$474,130	$443,114	$31,016	7.0%
Asia-Pacific	223,803	214,100	9,703	4.5%	429,087	407,789	21,298	5.2%
Europe	140,170	116,059	24,111	20.8%	264,503	242,971	21,532	8.9%
Total	$613,413	$558,489	$54,924	9.8%	$1,167,720	$1,093,874	$73,846	6.8%

Americas

Net sales increased $21.1 million, or 9.2%, in the second quarter of 2025 compared to the second quarter of 2024. The increase in net sales was primarily due to higher volume from the Industrial segment, the electronics products business within the Electronics segment and the commercial vehicle businesses within the Transportation segment.

Net sales increased $31.0 million, or 7.0%, in the first six months of 2025 compared to the first six months of 2024 and included unfavorable changes in foreign exchange rates of $0.6 million. The increase in net sales was due to higher volume from the Industrial segment, the electronics products business within the Electronics segment, partially offset by lower volume from the passenger car product business within the Transportation segment.

Asia-Pacific

Net sales increased $9.7 million, or 4.5%, in the second quarter of 2025 compared to the second quarter of 2024 and included favorable changes in foreign exchange rates of $0.8 million. The increase in net sales was primarily due to higher net sales from the electronics products business within the Electronics segment and the passenger car products business within the Transportation segment, partially offset by lower volume from the semiconductor business within the Electronics segment.

Net sales increased $21.3 million, or 5.2%, in the first six months of 2025 compared to the first six months of 2024 and included unfavorable changes in foreign exchange rates of $1.8 million. The increase in net sales was primarily due to higher net sales from the electronics products business within the Electronics segment and the passenger car products and the commercial vehicle businesses within the Transportation segment, partially offset by lower volume from the semiconductor business within the Electronics segment and the automotive sensor business within the Transportation segment.

Europe

Net sales increased $24.1 million, or 20.8%, in the second quarter of 2025 compared to the second quarter of 2024 and included favorable changes in foreign exchange rates of $6.2 million. The increase in net sales was primarily due to $13.4 million or 2.4% of incremental net sales from the Dortmund Fab acquisition in the semiconductor business within the Electronics segment and higher net sales from the electronics products business within the Electronics segment.

Net sales increased $21.5 million, or 8.9%, in the first six months of 2025 compared to the first six months of 2024 and included favorable changes in foreign exchange rates of $2.8 million. The increase in net sales was primarily due to $23.5 million or 2.2% of incremental net sales from the Dortmund Fab acquisition in the semiconductor business within the Electronics segment.

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

Cash and cash equivalents were $685.2 million as of June 28, 2025, a decrease of $39.7 million, as compared to December 28, 2024. As of June 28, 2025, $265.1 million of the Company's $685.2 million cash and cash equivalents was held by U.S. subsidiaries.

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the three and six months ended June 28, 2025, the Company made term loan payments of $3.8 million and $7.5 million, respectively. The revolving loan and term loan balances under the Credit Facility were $100.0 million and $273.8 million, respectively, as of June 28, 2025.

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

As of June 28, 2025, the effective interest rate on the unhedged portion of the outstanding borrowings under the credit facility was 5.68%, and 4.13% on the hedged portion.

As of June 28, 2025, the Company had $0.1 million outstanding letters of credit and had $599.9 million of borrowing capacity available under the revolving credit facility. As of June 28, 2025, the Company was in compliance with all covenants under the Credit Agreement.

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

Debt Covenants

The Company was in compliance with all covenants under the Credit Agreement and Senior Notes as of June 28, 2025 and currently expects to remain in compliance based on management’s estimates of operating and financial results for 2024. As of June 28, 2025, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

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

Dividends

During the second quarter of 2025, the Company paid quarterly dividends of $17.3 million to its shareholders. On July 30, 2025, the Company announced the declaration of a quarterly cash dividend of $0.75 per share, a 7% increase from the first quarter, payable on September 4, 2025 to stockholders of record as of August 21, 2025.

Cash Flow Overview

	First Six Months
(in thousands)	2025	2024
Net cash provided by operating activities	$148,225	$126,574
Net cash used in investing activities	(89,704)	(26,677)
Net cash used in financing activities	(120,543)	(79,290)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	22,468	(14,434)
(Decrease) increase in cash, cash equivalents, and restricted cash	(39,554)	6,173
Cash, cash equivalents, and restricted cash at beginning of period	726,437	557,123
Cash, cash equivalents, and restricted cash at end of period	$686,883	$563,296

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $148.2 million for the six months ended June 28, 2025 compared to $126.6 million for the six months ended June 29, 2024. The increase in net cash provided by operating activities was primarily due to higher cash earnings.

Cash Flow from Investing Activities

Net cash used in investing activities was $89.7 million for the six months ended June 28, 2025 compared to $26.7 million during the six months ended June 29, 2024. Net cash paid for the Dortmund Fab acquisition was $57.4 million during the six months ended June 28, 2025. Capital expenditures were $33.0 million, representing a decrease of $1.7 million, compared to the six months ended June 29, 2024. During the six months ended June 29, 2024, the Company received proceeds of $8.7 million from the sale of two buildings within the Transportation segment.

Cash Flow from Financing Activities

Net cash used in financing activities was $120.5 million for the six months ended June 28, 2025 compared to $79.3 million for the six months ended June 29, 2024. During the six months ended June 28, 2025, the Company paid off $50 million of U.S. Senior Notes, Series A, due February 15, 2025 and made payments of $7.5 million on the term loan. During the six months ended June 29, 2024, the Company made payments of $3.8 million on the term loan. The Company paid dividends of $34.7 million and $32.3 million in the six months ended June 28, 2025 and June 29, 2024, respectively. In addition, during the six months ended June 28, 2025 and June 29, 2024, the Company repurchased 120,689 shares of its common stock totaling $27.4 million and 179,311 shares of its common stock totaling $40.9 million, respectively. The Company paid a $0.2 million excise tax related to the share repurchases during the three and six months ended June 28, 2025.

Share Repurchase Program

On April 25, 2024, the Company's Board of Directors authorized a three-year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period from May 1, 2024 to April 30, 2027 ("2024 program") to replace its previous 2021 program. The Company did not repurchase shares of its common stock for the three months ended June 28, 2025. During the six months ended June 28, 2025, the Company repurchased 120,689 shares of its common stock totaling $27.4 million pursuant to the 2024 program. During the three and six months ended June 29, 2024, the Company repurchased 109,031 and 179,311 shares of its common stock totaling $24.7 million and $40.9 million, respectively, of which $38.9 million was pursuant to the 2021 program and $2.0 million was pursuant to the 2024 program.

Off-Balance Sheet Arrangements

As of June 28, 2025, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 28, 2024. During the six months ended June 28, 2025, there were no significant changes in the application of critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company's Annual Report on Form 10-K for the year ended December 28, 2024. During the six months ended June 28, 2025, there were no material changes in the Company's exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 28, 2025. Based on that evaluation, the Company's Chief Executive

Officer and Chief Financial Officer have concluded that, as of the quarter ended June 28, 2025, the Company's disclosure controls and procedures were not effective, because of the previously reported material weaknesses in internal control over financial reporting, as described below.

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

Ongoing Remediation Efforts to Address Material Weaknesses

Our material weaknesses were not remediated as of June 28, 2025. Our management team is committed to maintaining a strong internal control environment. The Company, with oversight from our Audit Committee of the Board of Directors, is taking comprehensive actions to remediate the material weaknesses. The Company has developed and is in the process of implementing its remediation plan, which includes the following steps:

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

The Company has made progress with a number of initiatives and actions to address the previously reported material weaknesses, which include the following:

Control Environment
•The Company has replaced certain key finance and operational roles at certain non-U.S. manufacturing locations, and continues to actively recruit the remaining open roles;
•The Company is substantially complete with the redesign of the regional operations and finance organizational structures;
•New corporate policies and procedures have been adopted and disseminated along with training provided to strengthen the control environment and inventory management oversight

Control Activities
•Key monitoring controls have been designed and implemented for cycle counts, full physical count, inventory storage locations, and excessive and obsolete inventory calculations;
•Full physical inventory observations, facilitated by independent counters, have been performed in certain non-U.S. locations in the second quarter of 2025 and will continue for the remainder of fiscal year 2025.

We intend to remediate the material weaknesses as soon as possible; however, the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the appropriate controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

On April 25, 2024, the Company's Board of Directors authorized a three-year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period from May 1, 2024 to April 30, 2027 ("2024 program") to replace its previous 2021 program. The Company did not repurchase shares of its common stock for the three months ended June 28, 2025. During the six months ended June 28, 2025, the Company repurchased 120,689 shares of its common stock totaling $27.4 million pursuant to the 2024 program. During the three and six months ended June 29, 2024, the Company repurchased 109,031 and 179,311 shares of its common stock totaling $24.7 million and $40.9 million, respectively, of which $38.9 million was pursuant to the 2021 program and $2.0 million was pursuant to the 2024 program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description

10.1
Letter Agreement between Littelfuse, Inc. and Meenal Sethna, dated April 8, 2025 (filed as exhibit 10.1 to the Company’s Form 8-K filed April 9, 2025, File No. 000-20388, and incorporated herein by reference).

10.2
Offer Letter between Littelfuse, Inc. and Abhishek Khandelwal, dated May 13, 2025 (filed as exhibit 10.1 to the Company’s Form 8-K filed May 27, 2025, File No. 000-20388, and incorporated herein by reference).

10.3
Form of Restricted Stock Unit Award Agreement (Tier I) under the Amended and Restated Littelfuse Long-Term Incentive Plan (filed as exhibit 10.1 to the Company’s Form 8-K filed April 28, 2025, File No. 000-20388, and incorporated herein by reference).

10.4
Form of Performance Share Award Agreement (Tier I) under the Amended and Restated Littelfuse Long-Term Incentive Plan (filed as exhibit 10.2 to the Company’s Form 8-K filed April 28, 2025, File No. 000-20388, and incorporated herein by reference).

10.5
Form of Restricted Stock Unit Award Agreement (Tier I) under the Littelfuse/IXYS Corporation Long-Term Incentive Plan (filed as exhibit 10.3 to the Company’s Form 8-K filed April 28, 2025, File No. 000-20388, and incorporated herein by reference).

31.1*	Certification of Gregory N. Henderson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Abhishek Khandelwal, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LITTELFUSE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Abhishek Khandelwal
Abhishek Khandelwal
Executive Vice President and Chief Financial Officer

Date: July 30, 2025	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Senior Vice President and Chief Accounting Officer