Form 10-Q
period 2025-09-27
LITTELFUSE INC /DE
filed 2025-10-29
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X]

As of October 24, 2025, the registrant had outstanding 24,901,687 shares of Common Stock, net of Treasury Shares.

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 27, 2025 (unaudited) and December 28, 2024	3
	Condensed Consolidated Statements of Net Income for the three and nine months ended September 27, 2025 (unaudited) and September 28, 2024 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2025 (unaudited) and September 28, 2024 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2025 (unaudited) and September 28, 2024 (unaudited)	6
	Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 27, 2025 (unaudited) and September 28, 2024 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
Signatures		49

ITEM 1. FINANCIAL STATEMENTS
LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands, except share and per share data)	September 27, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$814,733	$724,924
Short-term investments	290	976
Trade receivables, less allowances of $78,392 and $69,990 at September 27, 2025 and December 28, 2024, respectively	373,827	294,371
Inventories (Note 3)	396,871	416,273
Prepaid income taxes and income taxes receivable	11,253	11,749
Prepaid expenses and other current assets	77,509	103,716
Total current assets	1,674,483	1,552,009
Net property, plant, and equipment (Note 4)	513,965	477,068
Intangible assets, net of amortization (Note 5)	458,776	482,118
Goodwill (Note 5)	1,356,038	1,228,502
Investments	21,329	23,245
Deferred income taxes	5,712	4,899
Right of use lease assets	87,116	72,211
Other long-term assets	56,940	51,727
Total assets	$4,174,359	$3,891,779
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$204,016	$188,359
Accrued liabilities (Note 6)	173,786	148,276
Accrued income taxes	24,302	29,658
Current portion of long-term debt (Note 8)	16,955	67,612
Total current liabilities	419,059	433,905
Long-term debt, less current portion (Note 8)	788,821	788,502
Deferred income taxes	103,917	95,532
Accrued post-retirement benefits	33,658	29,836
Non-current lease liabilities	73,415	60,559
Other long-term liabilities	83,374	69,833
Total liabilities	$1,502,244	$1,478,167
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, September 27, 2025–26,986,928; December 28, 2024–26,758,730	264	262
Additional paid-in capital	1,091,622	1,049,079
Treasury stock, at cost: 2,088,122 and 1,937,380 shares, respectively	(338,622)	(305,351)
Accumulated other comprehensive loss	(14,388)	(146,361)
Retained earnings	1,932,601	1,815,628
Littelfuse, Inc. shareholders’ equity	2,671,477	2,413,257
Non-controlling interest	638	355
Total equity	2,672,115	2,413,612
Total liabilities and equity	$4,174,359	$3,891,779

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$624,640	$567,390	$1,792,360	$1,661,263
Cost of sales	383,652	351,498	1,112,062	1,050,559
Gross profit	240,988	215,892	680,298	610,704

Selling, general, and administrative expenses	99,570	83,897	282,795	263,395
Research and development expenses	27,332	26,470	79,781	81,283
Amortization of intangibles	15,037	15,864	44,220	47,418
Restructuring, impairment, and other charges	1,633	1,840	13,158	10,329
Total operating expenses	143,572	128,071	419,954	402,425
Operating income	97,416	87,821	260,344	208,279

Interest expense	8,578	9,772	26,021	29,358
Foreign exchange loss	175	9,630	15,466	4,273
Other income, net	(6,053)	(9,297)	(14,020)	(19,916)
Income before income taxes	94,716	77,716	232,877	194,564
Income taxes	25,194	19,658	62,442	42,588
Net income	$69,522	$58,058	$170,435	$151,976

Earnings per share:
Basic	$2.80	$2.34	$6.88	$6.12
Diluted	$2.77	$2.32	$6.82	$6.07

Weighted-average shares and equivalent shares outstanding:
Basic	24,837	24,796	24,786	24,822
Diluted	25,102	25,025	24,989	25,040

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$69,522	$58,058	$170,435	$151,976
Other comprehensive income (loss):
Pension and postemployment adjustments, net of tax	666	191	1,069	861
Cash flow hedges, net of tax	846	(8,297)	7,264	(6,389)
Foreign currency translation adjustments, net of tax	(5,049)	64,499	123,640	10,563
Comprehensive income	$65,985	$114,451	$302,408	$157,011

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024
OPERATING ACTIVITIES
Net income	$170,435	$151,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,379	51,025
Amortization of intangibles	44,220	47,418
Deferred revenue	2,814	(1,764)
Impairment charges	136	933
Stock-based compensation	21,733	21,428
Loss (gain) on investments and other assets	2,095	(1,947)
Deferred income taxes	490	(16,346)
Other	3,760	690
Changes in operating assets and liabilities:
Trade receivables	(64,552)	(50,672)
Inventories	33,567	19,865
Accounts payable	12,757	5,460
Accrued liabilities and income taxes	611	(19,434)
Prepaid expenses and other assets	10,654	(1,633)
Net cash provided by operating activities	295,099	206,999
INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(57,417)	—
Purchases of property, plant, and equipment	(48,697)	(50,065)
Net proceeds from sale of property, plant and equipment, and other	6,413	8,931
Net cash used in investing activities	(99,701)	(41,134)
FINANCING ACTIVITIES
Payments of senior notes payable	(50,000)	—
Repayments of other debts	(2,099)	(2,037)
Payments of term loan	(11,250)	(3,750)
Net proceeds related to stock-based award activities	17,939	5,037
Repurchases of common stock, with excise tax	(27,553)	(40,862)
Cash dividends paid	(53,311)	(49,687)
Net cash used in financing activities	(126,274)	(91,299)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	20,868	(396)
Increase in cash, cash equivalents, and restricted cash	89,992	74,170
Cash, cash equivalents, and restricted cash at beginning of period	726,437	557,123
Cash, cash equivalents, and restricted cash at end of period	$816,429	$631,293
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$814,733	$629,670
Restricted cash included in other long-term assets	1,696	1,623
Cash paid during the period for interest	28,955	30,094
Capital expenditures, not yet paid	8,116	9,217
See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Income (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 28, 2024	$262	$1,049,079	$(305,351)	$(146,361)	$1,815,628	$355	$2,413,612
Net income	—	—	—	—	43,571	—	43,571
Other comprehensive income, net of tax	—	—	—	37,597	—	—	37,597
Stock-based compensation	—	4,855	—	—	—	—	4,855
Non-controlling interest	—	—	—	—	(70)	70	—
Withheld shares on restricted share units for withholding taxes	—	—	(62)	—	—	—	(62)
Stock options exercised	—	2,143	—	—	—	—	2,143
Repurchases of common stock, with excise tax	—	—	(27,626)	—	—	—	(27,626)
Cash dividends paid ($0.70 per share)	—	—	—	—	(17,335)	—	(17,335)
Balance at March 29, 2025	$262	$1,056,077	$(333,039)	$(108,764)	$1,841,794	$425	$2,456,755
Net income	—	—	—	—	57,342	—	57,342
Other comprehensive income, net of tax	—	—	—	97,913	—	—	97,913
Stock-based compensation	—	8,592	—	—	—	—	8,592
Non-controlling interest	—	(3,023)	—	—	(57)	190	(2,890)
Withheld shares on restricted share units for withholding taxes	—	—	(4,011)	—	—	—	(4,011)
Stock options exercised	1	2,482	—	—	—	—	2,483
Excise tax adjustment on stock options exercised	—	—	123	—	—	—	123
Cash dividends paid ($0.70 per share)	—	—	—	—	(17,342)	—	(17,342)
Balance at June 28, 2025	$263	$1,064,128	$(336,927)	$(10,851)	$1,881,737	$615	$2,598,965
Net income	—	—	—	—	69,522	—	69,522
Other comprehensive loss, net of tax	—	—	—	(3,537)	—	—	(3,537)
Stock-based compensation	—	8,286	—	—	—	—	8,286
Non-controlling interest					(24)	23	(1)
Withheld shares on restricted share units for withholding taxes	—	—	(1,824)	—	—	—	(1,824)
Stock options exercised	1	19,208					19,209
Excise tax adjustment on stock options exercised	—	—	129	—	—	—	129
Cash dividends paid ($0.75 per share)	—	—	—	—	(18,634)	—	(18,634)
Balance at September 27, 2025	$264	$1,091,622	$(338,622)	$(14,388)	$1,932,601	$638	$2,672,115

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Loss	Retained Earnings	Non-controlling Interest	Total
Balance at December 30, 2023	$262	$1,012,325	$(259,263)	$(55,817)	$1,782,662	$312	$2,480,481
Net income	—	—	—	—	48,452	—	48,452
Other comprehensive loss, net of tax	—	—	—	(30,291)	—	—	(30,291)
Stock-based compensation	—	3,617	—	—	—	—	3,617
Non-controlling interest	—	—	—	—	2	(2)	—
Withheld shares on restricted share units for withholding taxes	—	—	(4)	—	—	—	(4)
Stock options exercised	—	1,369	—	—	—	—	1,369
Repurchases of common stock, with excise tax	—	—	(16,131)	—	—	—	(16,131)
Cash dividends paid ($0.65 per share)	—	—	—	—	(16,200)	—	(16,200)
Balance at March 30, 2024	$262	$1,017,311	$(275,398)	$(86,108)	$1,814,916	$310	$2,471,293
Net income	—	—	—	—	45,466	—	45,466
Other comprehensive loss, net of tax	—	—	—	(21,067)	—	—	(21,067)
Stock-based compensation	—	13,271	—	—	—	—	13,271
Non-controlling interest	—	—	—	—	(48)	48	—
Withheld shares on restricted share units for withholding taxes	—	—	(4,754)	—	—	—	(4,754)
Stock options exercised	—	2,392	—	—	—	—	2,392
Repurchases of common stock, with excise tax	—	—	(24,984)	—	—	—	(24,984)
Cash dividends paid ($0.65 per share)	—	—	—	—	(16,130)	—	(16,130)
Balance at June 29, 2024	$262	$1,032,974	$(305,136)	$(107,175)	$1,844,204	$358	$2,465,487
Net income	—	—	—	—	58,058	—	58,058
Other comprehensive gain, net of tax	—	—	—	56,393	—	—	56,393
Stock-based compensation	—	4,540	—	—	—	—	4,540
Non-controlling interest	—	—	—	—	(82)	(38)	(120)
Withheld shares on restricted share units for withholding taxes	—	—	(188)	—	—	—	(188)
Stock options exercised	—	6,222	—	—	—	—	6,222
Excise tax adjustment on stock options exercised	—	—	65	—	—	—	65
Cash dividends paid ($0.70 per share)	—	—	—	—	(17,357)	—	(17,357)
Balance at September 28, 2024	$262	$1,043,736	$(305,259)	$(50,782)	$1,884,823	$320	$2,573,100

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

Revenue Recognition

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three and nine months ended September 27, 2025 and September 28, 2024:

	Three Months Ended September 27, 2025				Nine Months Ended September 27, 2025
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$174,073	$—	$—	$174,073	$499,329	$—	$—	$499,329
Electronics – Passive Products and Sensors	183,384	—	—	183,384	501,043	—	—	501,043
Commercial Vehicle Products	—	80,272	—	80,272	—	244,301	—	244,301
Passenger Car Products	—	75,636	—	75,636	—	220,822	—	220,822
Automotive Sensors	—	15,403	—	15,403	—	47,450	—	47,450
Industrial Products	—	—	95,872	95,872	—	—	279,415	279,415
Total	$357,457	$171,311	$95,872	$624,640	$1,000,372	$512,573	$279,415	$1,792,360

	Three Months Ended September 28, 2024				Nine Months Ended September 28, 2024
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$151,954	$—	$—	$151,954	$469,389	$—	$—	$469,389
Electronics – Passive Products and Sensors	152,234	—	—	152,234	431,543	—	—	431,543
Commercial Vehicle Products	—	82,077	—	82,077	—	242,350	—	242,350
Passenger Car Products	—	71,299	—	71,299	—	210,597	—	210,597
Automotive Sensors	—	18,005	—	18,005	—	57,764	—	57,764
Industrial Products	—	—	91,821	91,821	—	—	249,620	249,620
Total	$304,188	$171,381	$91,821	$567,390	$900,932	$510,711	$249,620	$1,661,263

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash at September 27, 2025 and December 28, 2024 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

(in thousands)	September 27, 2025	December 28, 2024
Cash and cash equivalents	$814,733	$724,924
Restricted cash included in other long-term assets	1,696	1,513
Total cash, cash equivalents, and restricted cash	$816,429	$726,437

Recently Issued Accounting Standards

In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." The amendments in this update require the entity to start capitalizing software costs when both of the following criteria are met: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). The amendments clarify that the intangibles disclosures are not required for capitalized internal-use software costs. Additionally, the amendments in this update supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs. The guidance is effective for fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the potential effects of these amendments on its Condensed Consolidated Financial Statements.

In September 2025, the FASB issued ASU No. 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." The amendments in this update provide entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. In developing reasonable and supportable forecasts as part of estimating expected credit losses, the practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The guidance is effective for fiscal years beginning after December 15, 2025 with early adoption permitted. The Company does not expect any material effect of the adoption of this guidance on the Company's Condensed Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)." The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity (a) disclose the amounts of (i) purchases of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization, and (v) depreciation, depletion, and amortization recognized as part of oil and gas producing activities ("DD&A") included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (i)-(v); (b) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements (c) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively (d) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The adoption of this guidance will increase the Company's disclosures in its Consolidated Financial Statements. The Company is currently evaluating the potential impact on the disclosures in the Company's Condensed Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments in this update provide more transparency about income tax information through improvements to the income tax disclosure primarily related to the income tax rate reconciliation and income taxes paid information. These requirements include: (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The other amendments in this update improve the effectiveness and comparability of disclosures by (3) adding disclosures of pretax income (or loss) and income tax expense (or benefit), and (4) removing disclosures that are no longer considered cost beneficial or relevant. The guidance is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The adoption of this guidance will modify disclosures in the Company's Condensed Consolidated Financial Statements.

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

The acquisition was funded with cash on hand. The total purchase consideration of $95.9 million, net of cash acquired, has been allocated to assets acquired and liabilities assumed, as of the completion of the acquisition, based on estimated fair values.

The following table summarizes the final purchase price allocation of the fair value of assets acquired and liabilities assumed in the Dortmund Fab acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$95,942
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables	5,985
Inventories	6,600
Other current assets	8,278
Property, plant, and equipment	30,132
Intangible assets	1,800
Goodwill	57,321
Other long-term assets	8,579
Current liabilities	(7,464)
Other long-term liabilities	(15,289)
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

During the three months ended September 27, 2025, the Company recorded an additional measurement period adjustment to decrease other long-term liabilities and goodwill by $0.2 million accordingly.

Included in the Company’s Condensed Consolidated Statements of Net Income for the three and nine months ended September 27, 2025 were net sales of $12.9 million and $36.4 million, respectively, and loss before income taxes was $1.5 million and $3.9 million, respectively, since the December 31, 2024 acquisition of Dortmund Fab.

As required by purchase accounting guidance, the Company recorded a $0.5 million step-down of inventory to its fair value as of the acquisition date based on the valuation. The step-down was fully amortized as a non-cash credit to cost of sales during the first fiscal quarter of 2025 as the acquired inventory was sold and reflected as other non-segment costs.

During the nine months ended September 28, 2024, the Company incurred approximately $0.2 million of legal and professional fees related to the Dortmund Fab acquisition recognized as Selling, general, and administrative expenses in the Condensed Consolidated Statements of Net Income. A total of $3.5 million of legal and professional fees related to the Dortmund Fab acquisition was recognized since 2023. These costs were reflected as other non-segment costs.

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

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except per share amounts)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$624,640	$577,536	$1,792,360	$1,694,925
Income before income taxes	94,716	78,625	232,336	197,957
Net income	69,522	58,546	170,056	154,183
Net income per share — basic	2.80	2.36	6.86	6.21
Net income per share — diluted	2.77	2.34	6.81	6.16

Pro forma results presented above primarily reflect the following adjustments:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Amortization of unfavorable production contract (a)	$—	$567	$—	$1,702
Amortization of inventory step-down (b)	—	—	(504)	510
Depreciation	—	(296)	—	(845)
Amortization (c)	—	(95)	—	(283)
Transaction costs (d)	—	66	(37)	(314)
Income tax (expense) benefit of above items	—	(73)	162	(231)

(a) The amortization of the unfavorable production contract during the three and nine months ended September 28, 2024 results from the fair value assigned to the unfavorable production contract liability that is amortized over four years.
(b) The amortization of the inventory step-down adjustment reflects the reversal of the amount recognized during the nine months ended September 27, 2025, and the recognition of the amortization during the nine months ended September 28, 2024. The inventory step-down was fully amortized over two months as the inventory was sold.
(c) The amortization adjustment for the three and nine months ended September 28, 2024 primarily reflects amortization resulting from the measurement of intangibles at their fair values.
(d) The transaction costs adjustment reflects certain legal and professional fees for the nine months ended September 27, 2025 and three and nine months ended September 28, 2024, respectively.

3. Inventories

The components of inventories at September 27, 2025 and December 28, 2024 were as follows:

(in thousands)	September 27, 2025	December 28, 2024
Raw materials	$185,918	$193,788
Work in process	126,090	115,497
Finished goods	170,030	173,513
Inventory reserves	(85,167)	(66,525)
Total	$396,871	$416,273

4. Property, Plant, and Equipment, net

The components of net property, plant, and equipment at September 27, 2025 and December 28, 2024 were as follows:

(in thousands)	September 27, 2025	December 28, 2024
Land and land improvements	$18,839	$17,593
Building and building improvements	206,212	192,441
Machinery and equipment	972,980	892,940
Accumulated depreciation and amortization	(684,066)	(625,906)
Total	$513,965	$477,068

The Company recorded depreciation expense of $18.6 million and $17.3 million for the three months ended September 27, 2025 and September 28, 2024, respectively, and $56.4 million and $51.0 million for the nine months ended September 27, 2025 and September 28, 2024, respectively, in Cost of sales, Selling, general, and administrative expenses, and Research and development expenses in the Condensed Consolidated Statements of Net Income.

5. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value of goodwill by segment for the nine months ended September 27, 2025 were as follows:

(in thousands)	Electronics	Transportation	Industrial	Total
Net goodwill as of December 28, 2024
Gross goodwill as of December 28, 2024	$906,871	$233,286	$173,882	$1,314,039
Accumulated impairment losses as of December 28, 2024	—	(41,645)	(43,892)	(85,537)
Total	906,871	191,641	129,990	1,228,502
Changes during 2025:
Additions (a)	57,321	—	—	57,321
Foreign currency translation adjustments	58,108	5,442	6,665	70,215
Net goodwill as of September 27, 2025
Gross goodwill as of September 27, 2025	1,022,300	241,368	185,157	1,448,825
Accumulated impairment losses as of September 27, 2025	—	(44,285)	(48,502)	(92,787)
Total	1,022,300	197,083	136,655	1,356,038
(a) The additions resulted from the acquisition of Dortmund Fab.

The components of intangible assets as of September 27, 2025 and December 28, 2024 were as follows:

	As of September 27, 2025
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$16,410	$3,431	$12,979
Patents, licenses, and software	274,617	205,666	68,951
Distribution network	42,307	42,307	—
Customer relationships, trademarks, and tradenames	657,090	280,244	376,846
Total	$990,424	$531,648	$458,776

	As of December 28, 2024
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$16,079	$2,994	$13,085
Patents, licenses, and software	260,096	180,674	79,422
Distribution network	41,667	41,667	—
Customer relationships, trademarks, and tradenames	632,572	242,961	389,611
Total	$950,414	$468,296	$482,118

During the three months ended September 27, 2025 and September 28, 2024, the Company recorded amortization expense of $15.0 million and $15.9 million, respectively. During the nine months ended September 27, 2025 and September 28, 2024, the Company recorded amortization expense of $44.2 million and $47.4 million, respectively.

During the nine months ended September 27, 2025, the Company recorded additions to intangible assets of $1.8 million related to the Dortmund Fab acquisition, the components of which were as follows:

(in thousands)	Weighted Average Useful Life	Amount
Customer relationships, trademarks, and tradenames	5	$1,800
Total		$1,800

Estimated annual amortization expense related to intangible assets with definite lives as of September 27, 2025 was as follows:

(in thousands)	Amount
Remainder of 2025	$14,953
2026	48,722
2027	46,551
2028	46,149
2029	45,738
2030 and thereafter	256,663
Total	$458,776

6. Accrued Liabilities

The components of accrued liabilities as of September 27, 2025 and December 28, 2024 were as follows:

(in thousands)	September 27, 2025	December 28, 2024
Employee-related liabilities	$100,702	$67,639
Current lease liability	11,067	13,900
Other non-income taxes	8,356	7,022
Professional services	5,773	6,613
Interest	4,578	8,131
Restructuring liability	4,158	4,624
Deferred revenue	3,113	1,557
Other customer reserves	2,917	3,450
Current benefit liability	1,514	1,514
Current hedge liability	—	4,067
Other	31,608	29,759
Total	$173,786	$148,276

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

7. Restructuring, Impairment, and Other Charges

The Company recorded restructuring, impairment, and other charges for the three and nine months ended September 27, 2025 and September 28, 2024 as follows:

	Three Months Ended September 27, 2025				Nine Months Ended September 27, 2025
(in thousands)	Electronics	Transportation	Industrial	Total	Electronics	Transportation	Industrial	Total
Employee terminations	$496	$1,097	$—	$1,593	$6,400	$5,579	$436	$12,415
Other restructuring charges	30	10	—	40	548	58	1	607
Total restructuring charges	526	1,107	—	1,633	6,948	5,637	437	13,022
Impairment	—	—	—	—	136	—	—	136
Total	$526	$1,107	$—	$1,633	$7,084	$5,637	$437	$13,158

	Three Months Ended September 28, 2024				Nine Months Ended September 28, 2024
(in thousands)	Electronics	Transportation	Industrial	Total	Electronics	Transportation	Industrial	Total
Employee terminations	$1,140	$404	$1	$1,545	$6,245	$1,995	$417	$8,657
Other restructuring charges	95	187	13	295	234	474	31	739
Total restructuring charges	1,235	591	14	1,840	6,479	2,469	448	9,396
Impairment	—	—	—	—	—	933	—	933
Total	$1,235	$591	$14	$1,840	$6,479	$3,402	$448	$10,329

2025
For the three and nine months ended September 27, 2025, the Company recorded total restructuring charges of $1.6 million and $13.0 million, respectively, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and corporate support functions for the semiconductor business within the Electronics segment and across all businesses within the Transportation segment. In addition, during the first fiscal quarter of 2025, the Company recognized a $0.1 million impairment charge related to certain machinery and equipment within the Electronics segment.

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

The restructuring reserves as of September 27, 2025 and December 28, 2024 were $4.2 million and $4.6 million, respectively. The restructuring liability as of September 27, 2025 was $4.2 million and is included within Accrued liabilities in the Condensed Consolidated Balance Sheets. The Company anticipates the remaining payments associated with employee terminations will primarily be completed during fiscal year 2025.

8. Debt

The carrying amounts of debt at September 27, 2025 and December 28, 2024 were as follows:

(in thousands)	September 27, 2025	December 28, 2024
Revolving credit facility	$100,000	$100,000
Term loan	270,000	281,250
Euro Senior Notes, Series B due 2028	110,889	98,928
U.S. Senior Notes, Series A due 2025	—	50,000
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
U.S. Senior Notes, due 2032	100,000	100,000
Other	1,955	3,702
Unamortized debt issuance costs	(2,068)	(2,766)
Total debt	805,776	856,114
Less: Current maturities	(16,955)	(67,612)
Total long-term debt	$788,821	$788,502

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the three and nine months ended September 27, 2025, the Company made term loan payments of $3.8 million and $11.3 million, respectively. The revolving loan and term loan balances under the Credit Facility were $100.0 million and $270.0 million, respectively, as of September 27, 2025.

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

As of September 27, 2025, the effective interest rate on the unhedged portion of the outstanding borrowings under the credit facility was 5.26%, and 4.13% on the hedged portion.

As of September 27, 2025, the Company had $0.1 million outstanding letters of credit and had $599.9 million of borrowing capacity available under the revolving credit facility. As of September 27, 2025, the Company was in compliance with all covenants under the Credit Agreement.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. As of September 27, 2025, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to note holders and is required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $11.1 million and $10.5 million for the three months ended September 27, 2025 and September 28, 2024, respectively, and $29.0 million and $30.1 million for the nine months ended September 27, 2025 and September 28, 2024, respectively, which included cash settlements received from the interest rate swap entered on May 12, 2022.

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

Trade Entry Date	Trade Maturity Date	Weighted-Average Floor	Weighted-Average Ceiling
July 3, 2024	August 29, 2025	18.0000	19.4350
August 5, 2024	September 29, 2025	19.6550	21.0000
September 3, 2024	November 3, 2025	20.0820	21.7571
September 30, 2024	November 26, 2025	19.8700	21.3650
November 4, 2024	January 2, 2026	20.1200	21.6900
December 3, 2024	February 2, 2026	20.4250	22.0377
January 2, 2025	March 2, 2026	20.8000	21.9082
February 6, 2025	March 30, 2026	20.5300	22.0000
April 9, 2025	June 1, 2026	20.9700	22.2355
May 1, 2025	June 29, 2026	19.6940	20.9700
June 4, 2025	August 3, 2026	19.3100	20.3437
July 2, 2025	August 31, 2026	18.8500	19.8025
August 5, 2025	September 29, 2026	18.8500	19.8000
September 2, 2025	November 2, 2026	18.8100	19.8347

The fair value of the collars was determined using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive loss until the underlying transactions are recognized in earnings. For the three and nine months ended September 27, 2025, the Company recorded pre-tax unrealized gains on the collars of $1.3 million and $10.7 million, respectively. As of September 27, 2025, the Company estimates that approximately $7.1 million of pre-tax gain recorded in accumulated other comprehensive loss will be recognized in earnings over the next 12 months. The amounts included in accumulated other comprehensive income will be reclassified to earnings should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the three and nine months ended September 27, 2025. The Company will continue to assess the effectiveness of the hedge on an ongoing basis. The primary inputs into the valuation of the collars are interest yield curves, interest rate volatilities, foreign exchange rates, foreign exchange volatilities, credit risk, credit spreads and other market information. The collars are classified within Level 2 of the fair value hierarchy since all significant inputs are corroborated by market observable data.

Interest Rate Swap

On May 12, 2022, the Company entered into an interest rate swap agreement to manage interest rate risk exposure, effectively converting the interest rate on the Company's SOFR based floating-rate loans to a fixed-rate. The interest rate swap, with a notional value of $200 million, was designated as a cash flow hedge against the variability of cash flows associated with the Company's SOFR based loans scheduled to mature on June 30, 2027. The fair value of the interest rate swap was valued using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive loss until the underlying transactions are recognized in earnings. For the three and nine months ended September 27, 2025, the Company recorded a pre-tax unrealized loss on the interest rate swap of $0.6 million and $4.0 million, respectively. As of September 27, 2025, the Company estimates that approximately $1.7 million of pre-tax gain recorded in accumulated other comprehensive loss will be recognized in earnings over the next 12 months. The primary inputs into the valuation of the interest rate swap are interest yield curves, interest rate volatility, credit risk, credit spreads and other market information. The interest rate swap is classified within Level 2 of the fair value hierarchy since all significant inputs are corroborated by market observable data.

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

As of September 27, 2025 and December 28, 2024, the fair values of the Company's derivative financial instruments and their classifications on the Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Condensed Consolidated Balance Sheets Classification	September 27, 2025	December 28, 2024
Derivatives designated as hedging instruments
Interest rate swap agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$1,597	$2,482
	Other long-term assets	591	3,716
Zero cost collar agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$6,766	$22
	Other long-term assets	1	—
	Accrued liabilities	—	4,067
	Other long-term liabilities	—	2

The pre-tax (gains) losses recognized on derivative financial instruments in the Condensed Consolidated Statements of Net Income for the three and nine months ended September 27, 2025 and September 28, 2024 were as follows:

		Three Months Ended		Nine Months Ended
(in thousands)	Classification of (Gains) Losses Recognized in the Condensed Consolidated Statements of Net Income	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Derivatives designated as cash flow hedges
Interest rate swap agreement	Interest expense	$(786)	$(1,282)	$(2,357)	$(3,850)
Zero cost collar agreement	Cost of sales	(1,565)	409	(205)	409
Zero cost collar agreement	Selling, general, and administrative expenses	(119)	—	2	—

The pre-tax losses (gains) recognized on derivative financial instruments in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2025 and September 28, 2024 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Derivatives designated as cash flow hedges
Interest rate swap agreement	$561	$5,857	$4,010	$3,346
Zero cost collar agreement	(1,319)	4,003	(10,731)	4,003

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

There were no changes during the quarter ended September 27, 2025 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of September 27, 2025 and December 28, 2024, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of September 27, 2025:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$749,628	$—	$—	$749,628
Investments in equity securities	9,160	—	—	9,160
Mutual funds	25,440	—	—	25,440
Total	$784,228	$—	$—	$784,228

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 28, 2024:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$658,491	$—	$—	$658,491
Investments in equity securities	10,182	—	—	10,182
Mutual funds	23,268	—	—	23,268
Total	$691,941	$—	$—	$691,941

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, accounts receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values. The Company’s revolving and term loan debt facilities' fair values approximate book value at September 27, 2025 and December 28, 2024, as the rates on these borrowings are variable in nature. The purchase price of business acquisitions is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the excess recorded as goodwill. The Company utilizes Level 3 inputs in the determination of the initial fair value for certain assets acquired and liabilities assumed in business acquisitions.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series B and USD Senior Notes, Series A and Series B, as of September 27, 2025 and December 28, 2024 were as follows:

	September 27, 2025		December 28, 2024
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series B due 2028	$110,889	$104,638	$98,928	$91,741
USD Senior Notes, Series A due 2025	—	—	50,000	49,919
USD Senior Notes, Series B due 2027	100,000	98,784	100,000	96,623
USD Senior Notes, Series B due 2030	125,000	119,292	125,000	114,786
USD Senior Notes, due 2032	100,000	95,072	100,000	91,175

10. Benefit Plans

The Company has Company-sponsored and mandatory defined benefit pension plans covering employees in the United Kingdom ("U.K."), Germany, the Philippines, China, Japan, Mexico, Italy and France. The amount of the retirement benefits provided under the plans is generally based on years of service and final average pay.

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other income, net in the Condensed Consolidated Statements of Net Income. The components of net periodic benefit cost for the three and nine months ended September 27, 2025 and September 28, 2024 were as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Components of net periodic benefit cost:
Service cost	$769	$753	$2,254	$2,318
Interest cost	1,028	961	2,985	2,931
Expected return on plan assets	(483)	(527)	(1,423)	(1,555)
Amortization of prior service and net actuarial loss	103	47	274	139
Net periodic benefit cost	$1,417	$1,234	$4,090	$3,833

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

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. The Company recorded expense of $0.8 million and $0.6 million for the three months ended September 27, 2025 and September 28, 2024, respectively, and $2.2 million and $2.0 million for the nine months ended September 27, 2025 and September 28, 2024, respectively, in Cost of sales and Other income, net within the Condensed Consolidated Statements of Net Income. The pre-tax losses amount recognized in other comprehensive income (loss) for these plans were $0.4 million and $0.3 million for the three months ended September 27, 2025 and September 28, 2024, respectively, and $1.1 million and $0.9 million for the nine months ended September 27, 2025 and September 28, 2024, respectively.

11. Other Comprehensive Income (Loss)

Changes in other comprehensive income (loss) by component were as follows:

(in thousands)	Three Months Ended September 27, 2025			Three Months Ended September 28, 2024
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$662	$4	$666	$205	$(14)	$191
Cash flow hedges	758	88	846	(9,860)	1,563	(8,297)
Foreign currency translation adjustments (a)	(5,297)	248	(5,049)	66,331	(1,832)	64,499
Total change in other comprehensive income (loss)	$(3,877)	$340	$(3,537)	$56,676	$(283)	$56,393

(in thousands)	Nine Months Ended September 27, 2025			Nine Months Ended September 28, 2024
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$1,040	$29	$1,069	$901	$(40)	$861
Cash flow hedges	6,721	543	7,264	(7,349)	960	(6,389)
Foreign currency translation adjustments (a)	126,804	(3,164)	123,640	11,619	(1,056)	10,563
Total change in other comprehensive income (loss)	$134,565	$(2,592)	$131,973	$5,171	$(136)	$5,035
(a) The tax shown above within foreign currency translation adjustments is the U.S. tax associated with the foreign currency translation adjustments of earnings of non-U.S. subsidiaries which have been previously taxed in the U.S. and are not permanently reinvested.

The following tables set forth the changes in the components of accumulated other comprehensive income (loss) by component for the nine months ended September 27, 2025 and September 28, 2024:

(in thousands)	Pension and postretirement liability and reclassification adjustments	Cash flow hedges	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Balance at December 28, 2024	$(10,509)	$1,301	$(137,153)	$(146,361)
Activity in the period	1,069	7,264	123,640	131,973
Balance at September 27, 2025	$(9,440)	$8,565	$(13,513)	$(14,388)

(in thousands)	Pension and postretirement liability and reclassification adjustments	Cash flow hedges	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Balance at December 30, 2023	$(7,613)	$4,448	$(52,652)	$(55,817)
Activity in the period	861	(6,389)	10,563	5,035
Balance at September 28, 2024	$(6,752)	$(1,941)	$(42,089)	$(50,782)

Amounts reclassified from accumulated other comprehensive income (loss) to earnings for the three and nine months ended September 27, 2025 and September 28, 2024 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Pension and postemployment plans:
Amortization of prior service and net actuarial loss, and other	$490	$323	$1,381	$1,026

The Company recognizes the amortization of prior service costs in Other income, net within the Condensed Consolidated Statements of Net Income.

12. Income Taxes

The effective tax rate for the three and nine months ended September 27, 2025 was 26.6% and 26.8%, respectively, compared to the effective tax rate for the three and nine months ended September 28, 2024 of 25.3% and 21.9%, respectively. The effective tax rate for 2025 was higher than the effective tax rate for the comparable 2024 periods primarily due to increases in losses in non-U.S. jurisdictions with no related tax benefit, as compared to 2024. The 2024 periods also recognized more favorable tax rate benefits due to lapses in the statute of limitations for previously unrecognized tax benefits, as compared to the 2025 periods.

The effective tax rate for three and nine months ended September 27, 2025 was higher than the statutory tax rate primarily due to foreign exchange losses and losses in non-U.S. jurisdictions with no related tax benefit. The effective tax rate for the three and nine months ended September 28, 2024 was higher than the statutory tax rate primarily due to the proportion of pre-tax income that is earned in higher tax jurisdictions, partially offset by the lapse in the statute of limitations for previously unrecognized tax benefits recognized in the first quarter.

On July 4, 2025, the United States enacted into law the legislation formally titled “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” and commonly referred to as the One Big Beautiful Bill Act (“OBBB”). The OBBB contains multiple business tax provisions, including the permanent extension of several expiring provisions of the Tax Cuts and Jobs Act and multiple modifications to the international tax framework. The legislation has multiple effective dates with certain provisions effective in 2025 and others to be implemented in future years, and the Company determined the impact for the three and nine months ended September 27, 2025 is not significant. The Company will continue to monitor future administrative guidance and regulations that clarify the legislative text of the OBBB and the bill’s potential effect on the Company’s income taxes.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator:
Net income as reported	$69,522	$58,058	$170,435	$151,976

Denominator:
Weighted average shares outstanding
Basic	24,837	24,796	24,786	24,822
Effect of dilutive securities	265	229	203	218
Diluted	25,102	25,025	24,989	25,040

Earnings Per Share:
Basic earnings per share	$2.80	$2.34	$6.88	$6.12
Diluted earnings per share	$2.77	$2.32	$6.82	$6.07

Potential shares of common stock attributable to performance share units, stock options and restricted stock units excluded from the earnings per share calculation because their effect would be anti-dilutive were 101,354 and 124,197 for the three months ended September 27, 2025 and September 28, 2024, respectively, and 322,843 and 136,635 for the nine months ended September 27, 2025 and September 28, 2024, respectively.

Share Repurchase Program

On April 25, 2024, the Company's Board of Directors authorized a three-year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period from May 1, 2024 to April 30, 2027 ("2024 program") to replace its previous 2021 program. The Company did not repurchase any shares of its common stock for the three months ended

September 27, 2025. During the nine months ended September 27, 2025, the Company repurchased 120,689 shares of its common stock totaling $27.4 million pursuant to the 2024 program. During the nine months ended September 28, 2024, the Company repurchased 179,311 shares of its common stock totaling $40.9 million, of which, $38.9 million was pursuant to the 2021 program and $2.0 million was pursuant to the 2024 program.

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

The Company has provided this segment information for comparable prior periods. Segment information is summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales
Electronics	$357,457	$304,188	$1,000,372	$900,932
Transportation	171,311	171,381	512,573	510,711
Industrial	95,872	91,821	279,415	249,620
Total net sales	$624,640	$567,390	$1,792,360	$1,661,263

Other segment expenses (b)
Electronics	$293,817	$255,297	$840,105	768,073
Transportation	151,124	147,896	445,395	455,786
Industrial	78,954	74,110	230,560	217,566
Total other segment expenses	$523,895	$477,303	$1,516,060	$1,441,425

Segment operating income
Electronics	$63,640	$48,891	$160,267	$132,859
Transportation	20,187	23,485	67,178	54,925
Industrial	16,918	17,711	48,855	32,054
Total segment operating income	100,745	90,087	276,300	219,838
Other (a)	(3,329)	(2,266)	(15,956)	(11,559)
Total operating income	97,416	87,821	260,344	208,279
Interest expense	8,578	9,772	26,021	29,358
Foreign exchange loss	175	9,630	15,466	4,273
Other income, net	(6,053)	(9,297)	(14,020)	(19,916)
Income before income taxes	$94,716	$77,716	$232,877	$194,564

(a) Included in "Other" Operating income for the third fiscal quarter of 2025 was $1.6 million ($13.1 million year-to-date) of restructuring charges primarily related to employee termination costs. During the first quarter of 2025, the Company recognized a $0.1 million impairment charge related to certain machinery and equipment within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the third quarter of 2025, the Company recognized $1.4 million ($3.0 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, and a $0.3 million loss related to the sale of the Marine business within the Transportation segment. During the first quarter of 2025, the Company recognized $0.5 million of purchase accounting inventory step-down adjustments related to the Dortmund Fab acquisition.

Included in "Other" Operating income for the third quarter of 2024 was $1.8 million ($9.4 million year-to-date) of restructuring charges primarily related to employee termination costs, and $1.0 million ($2.8 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the first quarter of 2024, the Company recognized a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. During the third quarter of 2024, the Company recorded a gain of $0.5 million related to the sale of a land use right within the Electronics segment. In addition, the Company recognized a gain of $1.0 million for the sale of two buildings within the Transportation segment during first half of 2024.

(b) Other segment operating expenses include cost of sales, selling, general, and administration expenses, and research and development expenses. Other segment expenses are reconciled to the operating income of each segment. The CODM regularly assesses the performance of each operating segment focusing on each operating segment’s revenue and operating income. Other segment operating expenses for the three and nine months ended September 28, 2024 were included in order to adhere to the implementation of Accounting Standards Updates ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures."

The Company’s depreciation and amortization expenses by segment for the three and nine months ended September 27, 2025 and September 28, 2024 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Depreciation
Electronics	$11,950	$10,143	$35,912	$30,089
Transportation	5,127	5,692	15,944	16,681
Industrial	1,497	1,471	4,523	4,255
Total depreciation	$18,574	$17,306	$56,379	$51,025

Amortization
Electronics	$10,249	$9,902	$30,124	$29,567
Transportation	3,431	3,392	10,186	10,146
Industrial	1,357	2,570	3,910	7,705
Total amortization	$15,037	$15,864	$44,220	$47,418

The Company’s net sales by country were as follows, classified according to the country where the customer is located:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales
United States	$218,532	$211,940	$636,390	$604,198
China	146,045	133,051	421,782	379,730
Other countries (a)	260,063	222,399	734,188	677,335
Total net sales	$624,640	$567,390	$1,792,360	$1,661,263

The Company’s long-lived assets represent net property, plant, and equipment, and are classified according to the country where the asset is located. The Company's long-lived assets were as follows:

(in thousands)	September 27, 2025	December 28, 2024
Long-lived assets
United States	$73,367	$74,698
China	128,559	132,504
Mexico	85,471	89,558
Germany	106,272	58,758
Philippines	61,929	66,174
Other countries	58,367	55,376
Total long-lived assets	$513,965	$477,068

The Company’s additions to net property, plant, and equipment by country were as follows:

	Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024
Additions to long-lived assets
United States	$8,724	$9,591
China	8,385	10,681
Mexico	4,953	8,875
Germany	14,958	12,160
Philippines	3,266	3,025
Other countries	4,800	5,759
Total additions to long-lived assets	$45,086	$50,091

(a)Each country included in other countries was less than 10% of net sales.

15. Commitments and Contingencies

Off-Balance Sheet Arrangements

As of September 27, 2025, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Pending Litigation and Claims

There were no material pending litigation or claims outstanding as of September 27, 2025.

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

	Three Months Ended September 27, 2025			Three Months Ended September 28, 2024
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.3	$—	$—	$0.3	$—	$—
Purchase material/service from related party	0.6	0.1	2.4	0.6	0.2	0.6

	Nine Months Ended September 27, 2025			Nine Months Ended September 28, 2024
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.9	$—	$—	$1.2	$—	$—
Purchase material/service from related party	1.7	0.8	5.7	3.0	0.6	3.5

	September 27, 2025			December 28, 2024
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Accounts receivable balance	$0.1	$—	$—	$—	$—	$—
Accounts payable balance	0.3	—	0.9	0.7	0.1	0.7

17. Subsequent Events

On October 24, 2025, the Company entered into a Membership Interest Purchase Agreement with Basler Holdings, LLC, pursuant to which the Company has agreed to acquire all of the issued and outstanding membership interests of Basler Electric Company (“Basler”). The purchase price is approximately $350 million in cash, subject to certain adjustments after closing. The completion of the transaction is subject to certain customary closing conditions including regulatory approval.

Basler is a leading designer and manufacturer of innovative electrical control and protection solutions for high-growth industrial markets including grid and utility infrastructure, power generation and data center. With three manufacturing facilities in Highland, IL, Taylor, TX and Piedras Negras, Mexico, Basler’s technologies regulate and protect mission-critical equipment for a broad and expanding customer base. The business will be reported in the Company's Industrial segment. The Company financed the transaction with cash on hand.

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

Executive Summary

For the third quarter of 2025, the Company recognized net sales of $624.6 million, an increase of $57.3 million, or 10.1% as compared to $567.4 million in the third quarter of 2024 including $12.9 million or 2.3% of incremental net sales, from the Dortmund Fab acquisition (defined below) in the semiconductor business within the Electronics segment and $7.4 million, or 1.3% of favorable changes in foreign exchange rates. The remaining increase in net sales was primarily due to higher volume in the Electronics segment. The Company recognized net income of $69.5 million, or $2.77 per diluted share, in the third quarter of 2025 compared to $58.1 million, or $2.32 per diluted share, in the third quarter of 2024. The increase in net income was primarily due to higher operating income from the electronics products business within the Electronics segment driven by increases in net sales, volume leverage and lower foreign exchange losses of $9.5 million.

Net cash provided by operating activities was $295.1 million for the nine months ended September 27, 2025 compared to $207.0 million for the nine months ended September 28, 2024. The increase in net cash provided by operating activities of $88.1 million was primarily due to higher cash earnings and reductions in working capital.

On October 24, 2025, the Company entered into a Membership Interest Purchase Agreement with Basler Holdings, LLC, pursuant to which the Company has agreed to acquire all of the issued and outstanding membership interests of Basler Electric Company. The purchase price is approximately $350 million in cash, subject to certain adjustments after closing. The completion of the transaction is subject to certain customary closing conditions including regulatory approval. The business will be reported in the Company's Industrial segment. The Company financed the transaction with cash on hand.
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

Risk Related to Market Conditions

The Company performs its goodwill impairment tests annually on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units with goodwill based on each reporting unit’s operating results for the nine months ended September 27, 2025 compared to expected results. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis could be impacted by changes in market conditions and economic events.

Management considered trends in these factors when performing its assessment of whether an interim impairment review was required for any reporting unit. Based on this interim assessment, management concluded that as of September 27, 2025, no events or changes in circumstances indicated that it was more likely than not that the fair value of any reporting unit had declined below its carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a material impairment of goodwill as of September 28, 2025, the Company’s next annual measurement date.

In particular, the Electronics-Semiconductor reporting unit within the Electronics segment is at risk for future impairment if projected operating results are not met or other inputs into the fair value measurement change. The potential reduction in the estimated fair value of the reporting unit is due to lower expectations for future revenue, profitability and cash flows for the Electronics-Semiconductor reporting unit as compared to the expectations of the 2024 annual goodwill impairment test driven by lower-than-expected demand in the power semiconductor business. Continued negative trends could have a significant impact on the estimate fair value of this reporting unit and could result in future impairment charges. As of the September 29, 2024 annual goodwill impairment test, the Electronics-Semiconductor reporting unit’s estimated fair value exceeded book value by approximately 82%. As of September 27, 2025, the Electronics-Semiconductor reporting unit had $539.2 million of goodwill.

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

Results of Operations

The following table summarizes the Company’s unaudited condensed consolidated results of operations for the periods presented. The third quarter of 2025 included $1.6 million ($13.1 million year-to-date) of restructuring charges primarily related to employee termination costs. During the first quarter of 2025, the Company recognized a $0.1 million impairment charge related to certain machinery and equipment within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the third quarter of 2025, the Company recognized $1.4 million ($3.0 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, and a $0.3 million loss related to the sale of the Marine business within the Transportation segment. During the first quarter of 2025, the Company recognized $0.5 million of purchase accounting inventory step-down adjustments related to the Dortmund Fab acquisition.

The third quarter of 2024 included $1.8 million ($9.4 million year-to-date) of restructuring charges primarily related to employee termination costs, and $1.0 million ($2.8 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the first quarter of 2024, the Company recognized a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. During the third quarter of 2024, the Company recorded a gain of $0.5 million related to the sale of a land use right within the Electronics segment. In addition, the Company recognized a gain of $1.0 million for the sale of two buildings within the Transportation segment during the first half of 2024.

	Third Quarter				First Nine Months
(in thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Net sales	$624,640	$567,390	$57,250	10.1%	$1,792,360	$1,661,263	$131,097	7.9%
Cost of sales	383,652	351,498	32,154	9.1%	1,112,062	1,050,559	61,503	5.9%
Gross profit	240,988	215,892	25,096	11.6%	680,298	610,704	69,594	11.4%
Operating expenses	143,572	128,071	15,501	12.1%	419,954	402,425	17,529	4.4%
Operating income	97,416	87,821	9,595	10.9%	260,344	208,279	52,065	25.0%
Income before income taxes	94,716	77,716	17,000	21.9%	232,877	194,564	38,313	19.7%
Income taxes	25,194	19,658	5,536	28.2%	62,442	42,588	19,854	46.6%
Net income	69,522	58,058	11,464	19.7%	170,435	151,976	18,459	12.1%

Net Sales

Net sales increased $57.3 million, or 10.1%, for the third quarter of 2025 compared to the third quarter of 2024 including $12.9 million or 2.3% of incremental net sales from the Dortmund Fab acquisition in the semiconductor business within the Electronics segment and $7.4 million or 1.3% of favorable changes in foreign exchange rates. The remaining increase in net sales was primarily due to higher volume of $31.2 million in the electronics products business within the Electronics segment.

Net sales increased $131.1 million, or 7.9%, for the first nine months of 2025 compared to the first nine months of 2024 including $36.4 million or 2.2% of incremental net sales from the Dortmund Fab acquisition in the semiconductor business within the Electronics segment and $7.8 million of favorable changes in foreign exchange rates. The remaining increase in net sales was primarily due to higher volume of $69.5 million in the electronics products business within the Electronics segment and $29.8 million in the Industrial segment due to higher end market demand and favorable price, partially offset by lower volume from the remaining semiconductor business within the Electronics segment.

Cost of Sales

Cost of sales was $383.7 million, or 61.4% of net sales, in the third quarter of 2025 compared to $351.5 million, or 61.9% of net sales, in the third quarter of 2024. As a percent of net sales, cost of sales decreased 0.5% primarily due to improved margin from the electronics products business within the Electronics segment driven by volume leverage and favorable product mix, partially offset by lower gross margin from the semiconductor business within the Electronics segment.

Cost of sales was $1,112.1 million, or 62.0% of net sales, in the first nine months of 2025 compared to $1,050.6 million, or 63.2% of net sales, in the first nine months of 2024. As a percent of net sales, cost of sales decreased 1.2% primarily driven by higher volume in the electronics products business within the Electronics segment and across all businesses in the Industrial segment. Additionally, improved margin from the passenger car products and the commercial vehicle businesses within the Transportation segment driven by volume leverage, favorable price, and cost reduction initiatives favorably impacted the decrease in cost of net sales as a percentage of net sales that was partially offset by lower margin from the semiconductor business within the Electronics segment.

Gross Profit

Gross profit was $241.0 million, or 38.6% of net sales, in the third quarter of 2025 compared to $215.9 million, or 38.1% of net sales, in the third quarter of 2024. The $25.1 million increase in gross profit was primarily due to higher volume and favorable product mix from the electronics products business within the Electronics segment.
Gross profit was $680.3 million, or 38.0% of net sales, in the first nine months of 2025 compared to $610.7 million, or 36.8% of net sales, in the first nine months of 2024. The $69.6 million increase in gross profit was primarily from higher net sales in the electronics products business within the Electronics segment, across all businesses within the Industrial segment, and the passenger car products and the commercial vehicle businesses within the Transportation driven by higher volume, favorable price, and product mix.

Operating Expenses

Operating expenses were $143.6 million, or 23.0% of net sales, for the third quarter of 2025 compared to $128.1 million, or 22.6% of net sales, for the third quarter of 2024. The increase in operating expenses of $15.5 million was primarily due to higher selling, general, and administrative expenses of $15.7 million driven by higher annual incentive and stock compensation expenses, and the Dortmund Fab acquisition.

Operating expenses were $420.0 million, or 23.4% of net sales, for the first nine months of 2025 compared to $402.4 million, or 24.2% of net sales, for the first nine months of 2024. The increase in operating expenses of $17.5 million was primarily due to higher selling, general, and administrative expenses of $19.4 million driven by higher annual incentive compensation expenses and the Dortmund Fab acquisition and higher restructuring, impairment, and other charges of $2.8 million related to company-wide cost control initiatives implemented in the first quarter of 2025, partially offset by lower amortization expense of $3.2 million.

Operating Income

Operating income was $97.4 million, representing an increase of $9.6 million, or 10.9%, for the third quarter of 2025 compared to $87.8 million for the third quarter of 2024. The increase in operating income was due to higher gross profit from the electronics products business within the Electronics segment, partially offset by higher operating expenses mainly driven by higher annual incentive compensation expenses and the Dortmund Fab acquisition noted above. Operating margins increased from 15.5% in the third quarter of 2024 to 15.6% in the third quarter of 2025 driven by improved gross margin from the electronics products business within the Electronics segment, which was mostly offset by lower gross margin from the semiconductor business within the Electronics segment and higher incentive compensation expenses.

Operating income was $260.3 million, representing an increase of $52.1 million, or 25.0%, for the first nine months of 2025 compared to $208.3 million for the first nine months of 2024. The increase in operating income was due to higher gross profit across all segments, partially offset by higher operating expenses mainly driven by higher selling, general, and administrative expenses and restructuring, impairment, and other charges due to company-wide cost control initiatives implemented in the first quarter of 2025. Operating margins increased from 12.5% in the first nine months of 2024 to 14.5% in the first nine months of 2025 driven by improved gross margin in the electronics products business within the Electronics segment and across the Industrial and Transportation segments.

Income Before Income Taxes

Income before income taxes was $94.7 million, or 15.2% of net sales, for the third quarter of 2025 compared to $77.7 million, or 13.7% of net sales, for the third quarter of 2024. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily benefited by lower foreign exchange losses of $9.5 million in the third quarter of 2025 compared to the third quarter of 2024, partially offset by unrealized losses of $0.1 million in the third quarter of 2025 compared to unrealized gains of $3.1 million in the third quarter of 2024 related to the Company's equity investment.

Income before income taxes was $232.9 million, or 13.0% of net sales, for the first nine months of 2025 compared to $194.6 million, or 11.7% of net sales, for the first nine months of 2024. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily impacted by higher foreign exchange losses of $11.2 million in the first nine months of 2025 compared to the first nine months of 2024, and unrealized losses of $2.1 million during the first nine months of 2025 compared to unrealized gains of $1.9 million during the first nine months of 2024 related to the Company's equity investment.

Income Taxes

The effective tax rate for the three and nine months ended September 27, 2025 was 26.6% and 26.8%, respectively, compared to the effective tax rate for the three and nine months ended September 28, 2024 of 25.3% and 21.9%, respectively. The effective tax rate for 2025 was higher than the effective tax rate for the comparable 2024 periods primarily due to increases in losses in non-U.S. jurisdictions with no related tax benefit, as compared to 2024. The 2024 periods also recognized more favorable tax rate benefits due to lapses in the statute of limitations for previously unrecognized tax benefits, as compared to the 2025 periods.

The effective tax rate for three and nine months ended September 27, 2025 was higher than the statutory tax rate primarily due to foreign exchange losses and losses in non-U.S. jurisdictions with no related tax benefit. The effective tax rate for the three and nine months ended September 28, 2024 was higher than the statutory tax rate primarily due to the proportion of pre-tax income that is earned in higher tax jurisdictions, partially offset by the lapse in the statute of limitations for previously unrecognized tax benefits recognized in the first quarter.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Transportation and Industrial. Segment information is described more fully in Note 14, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales and operating income by segment:

Net Sales	Third Quarter				First Nine Months
(in thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Electronics	$357,457	$304,188	$53,269	17.5%	$1,000,372	$900,932	$99,440	11.0%
Transportation	171,311	171,381	(70)	—%	512,573	510,711	1,862	0.4%
Industrial	95,872	91,821	4,051	4.4%	279,415	249,620	29,795	11.9%
Total	$624,640	$567,390	$57,250	10.1%	$1,792,360	$1,661,263	$131,097	7.9%

Segment Operating Income	Third Quarter				First Nine Months
(in thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Electronics	$63,640	$48,891	$14,749	30.2%	$160,267	$132,859	$27,408	20.6%
Transportation	20,187	23,485	(3,298)	(14.0)%	67,178	54,925	12,253	22.3%
Industrial	16,918	17,711	(793)	(4.5)%	48,855	32,054	16,801	52.4%
Total segment operating income	100,745	90,087	10,658		276,300	219,838	56,462
Other (a)	(3,329)	(2,266)	(1,063)		(15,956)	(11,559)	(4,397)
Total operating income	$97,416	$87,821	$9,595	10.9%	$260,344	$208,279	$52,065	25.0%

(a) Included in “Other” Operating income for the third quarter of 2025 was $1.6 million ($13.1 million year-to-date) of restructuring charges primarily related to employee termination costs. During the first quarter of 2025, the Company recognized a $0.1 million impairment charge related to certain machinery and equipment within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the third quarter of 2025, the Company recognized $1.4 million ($3.0 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, and a $0.3 million loss related to the sale of the Marine business within the Transportation segment. During the first quarter of 2025, the Company recognized $0.5 million of the purchase accounting inventory step-down adjustments related to the Dortmund Fab acquisition.

Included in "Other" Operating income for the third quarter of 2024 was $1.8 million ($9.4 million year-to-date) of restructuring charges primarily related to employee termination costs, and $1.0 million ($2.8 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the first quarter of 2024, the Company recognized a $0.9 million impairment charge related to certain machinery and equipment in the commercial vehicle business within the Transportation segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. During the third quarter of 2024, the Company recorded a gain of $0.5 million related to the sale of a land use right within the Electronics segment. In addition, the Company recognized a gain of $1.0 million for the sale of two buildings within the Transportation segment during first half of 2024.

Electronics Segment

Net Sales

Net sales increased $53.3 million, or 17.5%, in the third quarter of 2025 compared to the third quarter of 2024 and included favorable changes in foreign exchange rates of $4.2 million or 1.4%. The net sales increase was primarily due to higher volume of $31.2 million from the electronics products business driven by higher end market demand and $12.9 million of incremental net sales from the Dortmund Fab acquisition in the semiconductor business.

Net sales increased $99.4 million, or 11.0%, in the first nine months of 2025 compared to the first nine months of 2024 and included favorable changes in foreign exchange rates of $4.0 million or 0.4%. The net sales increase was primarily due to higher volume of $69.5 million from the electronics products business driven by higher end market demand and $36.4 million of incremental net sales from the Dortmund Fab acquisition in the semiconductor business, partially offset by lower volume from the remaining semiconductor business.

Operating Income

Operating income was $63.6 million, representing an increase of $14.7 million, or 30.2%, for the third quarter of 2025 compared to $48.9 million for the third quarter of 2024. The increase in operating income was primarily from the electronics products business due to volume leverage and favorable product mix. Operating margins increased from 16.1% in the third quarter of 2024 to 17.8% in the third quarter of 2025 primarily due to volume leverage from the electronics products business, partially offset by lower gross margin from the semiconductor business.

Operating income was $160.3 million, representing an increase of $27.4 million, or 20.6%, for the first nine months of 2025 compared to $132.9 million for the first nine months of 2024. The increase in operating income was primarily from the electronics products business due to volume leverage. Operating margins increased from 14.7% in the first nine months of 2024 to 16.0% in the first nine months of 2025 primarily due to volume leverage from the electronics products business, partially offset by lower gross margin from the semiconductor business.

Transportation Segment

Net Sales

Net sales decreased $0.1 million in the third quarter of 2025 compared to the third quarter of 2024 and included favorable changes in foreign exchange rates of $2.8 million or 1.7%. The net sales decrease was primarily due to lower net sales of $2.6 million and $1.8 million in the automotive sensor products and commercial vehicle products businesses respectively, offset by higher net sales of $4.3 million in the passenger car products driven by favorable price.

Net sales increased $1.9 million, or 0.4%, in the first nine months of 2025 compared to the first nine months of 2024 and included favorable changes in foreign exchange rates of $3.8 million or 0.7%. The net sales increase was primarily due to higher net sales of $10.2 million in the passenger car products business driven by favorable price and increased end market demand and favorable changes in foreign exchange rates, partially offset by lower automotive sensors business volume of $10.3 million driven by the strategic exit of certain lower margin products.

Operating Income

Operating income was $20.2 million, representing a decrease of $3.3 million, or 14.0%, for the third quarter of 2025 compared to $23.5 million for the third quarter of 2024. The decrease in operating income was primarily due to higher operating expenses and lower gross margin from the commercial vehicle and automotive sensor products businesses, partially offset by higher gross margin from the passenger car products business driven by favorable price. Operating margins decreased from 13.7% in the third quarter of 2024 to 11.8% in the third quarter of 2025.

Operating income was $67.2 million, representing an increase of $12.3 million, or 22.3%, for the first nine months of 2025 compared to $54.9 million for the first nine months of 2024. The increase in operating income was primarily from the commercial vehicle and passenger car products businesses due to favorable price, volume leverage, and cost reduction initiatives. Operating margins increased from 10.8% in the first nine months of 2024 to 13.1% in the first nine months of 2025 primarily driven by improved gross margin from the passenger car and commercial vehicle products businesses, partially offset by lower gross margin in the automotive sensors business.

Industrial Segment

Net Sales

Net sales increased $4.1 million, or 4.4%, in the third quarter of 2025 compared to the third quarter of 2024 and included favorable changes in foreign exchange rates of $0.4 million. The net sales increase was due to higher net sales from industrial circuit protection products driven by favorable price and higher volume.

Net sales increased $29.8 million, or 11.9%, in the first nine months of 2025 compared to the first nine months of 2024. The net sales increase was due to higher volume from industrial control and sensor and industrial circuit protection products driven by higher end market demand and favorable price.

Operating Income

Operating income was $16.9 million, representing a decrease of $0.8 million, or 4.5%, for the third quarter of 2025 compared to $17.7 million for the third quarter of 2024. The decrease in operating income was due to higher operating expenses. Operating margins decreased from 19.3% in the third quarter of 2024 to 17.6% in the third quarter of 2025 due to higher operating expenses and lower gross margin in the industrial circuit protection products driven by unfavorable mix and cost inflation.

Operating income was $48.9 million, representing an increase of $16.8 million, or 52.4%, for the first nine months of 2025 compared to $32.1 million for the first nine months of 2024. The increase in operating income was driven by higher volume from industrial control and sensor and industrial circuit protection products driven by increased end market demand, favorable price and cost reductions. Operating margins increased from 12.8% in the first nine months of 2024 to 17.5% in the first nine months of 2025 due to higher volume, favorable price and cost reductions.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Third Quarter				First Nine Months
(in thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Americas	$249,880	$237,951	$11,929	5.0%	$724,010	$681,064	$42,946	6.3%
Asia-Pacific	238,008	213,942	24,066	11.2%	667,095	621,731	45,364	7.3%
Europe	136,752	115,497	21,255	18.4%	401,255	358,468	42,787	11.9%
Total	$624,640	$567,390	$57,250	10.1%	$1,792,360	$1,661,263	$131,097	7.9%

Americas

Net sales increased $11.9 million, or 5.0%, in the third quarter of 2025 compared to the third quarter of 2024 and included favorable changes in foreign exchange rates of $0.2 million. The increase in net sales was primarily due to higher volume from the electronics products business within the Electronics segment, partially offset by lower volume from the commercial vehicle businesses within the Transportation segment and industrial circuit protection products within the Industrial segment.

Net sales increased $42.9 million, or 6.3%, in the first nine months of 2025 compared to the first nine months of 2024 and included unfavorable changes in foreign exchange rates of $0.4 million. The increase in net sales was due to higher volume from the electronics products business within the Electronics segment and the Industrial segment, partially offset by lower volume from the automotive sensor products and passenger car product businesses within the Transportation segment.

Asia-Pacific

Net sales increased $24.1 million, or 11.2%, in the third quarter of 2025 compared to the third quarter of 2024 and included favorable changes in foreign exchange rates of $0.2 million. The increase in net sales was primarily due to higher volume from the Electronics segment and industrial circuit protection products within the Industrial segment.

Net sales increased $45.4 million, or 7.3%, in the first nine months of 2025 compared to the first nine months of 2024 and included unfavorable changes in foreign exchange rates of $1.6 million. The increase in net sales was primarily due to higher volume from the electronics products business within the Electronics segment, industrial circuit protection products within the Industrial segment and the passenger car products and the commercial vehicle businesses within the Transportation segment, partially offset by lower volume from the automotive sensor business within the Transportation segment.

Europe

Net sales increased $21.3 million, or 18.4%, in the third quarter of 2025 compared to the third quarter of 2024 and included favorable changes in foreign exchange rates of $7.0 million. The increase in net sales was primarily due to $12.9 million or 11.1% of incremental net sales from the Dortmund Fab acquisition in the semiconductor business within the Electronics segment.

Net sales increased $42.8 million, or 11.9%, in the first nine months of 2025 compared to the first nine months of 2024 and included favorable changes in foreign exchange rates of $9.8 million. The increase in net sales was primarily due to $36.4 million or 10.2% of incremental net sales from the Dortmund Fab acquisition in the semiconductor business within the Electronics segment.

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

Cash and cash equivalents were $814.7 million as of September 27, 2025, an increase of $89.8 million, as compared to December 28, 2024. As of September 27, 2025, $345.0 million of the Company's $814.7 million cash and cash equivalents was held by U.S. subsidiaries.

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the three and nine months ended September 27, 2025, the Company made term loan payments of $3.8 million and $11.3 million, respectively. The revolving loan and term loan balances under the Credit Facility were $100.0 million and $270.0 million, respectively, as of September 27, 2025.

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

As of September 27, 2025, the effective interest rate on the unhedged portion of the outstanding borrowings under the credit facility was 5.26%, and 4.13% on the hedged portion.

As of September 27, 2025, the Company had $0.1 million outstanding letters of credit and had $599.9 million of borrowing capacity available under the revolving credit facility. As of September 27, 2025, the Company was in compliance with all covenants under the Credit Agreement.

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

Debt Covenants

The Company was in compliance with all covenants under the Credit Agreement and Senior Notes as of September 27, 2025 and currently expects to remain in compliance based on management’s estimates of operating and financial results for 2025. As of September 27, 2025, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

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

Dividends

During the third quarter of 2025, the Company paid quarterly dividends of $18.6 million to its shareholders. On October 29, 2025, the Company announced the declaration of a quarterly cash dividend of $0.75 per share payable on December 4, 2025 to stockholders of record as of November 20, 2025.

Cash Flow Overview

	First Nine Months
(in thousands)	2025	2024
Net cash provided by operating activities	$295,099	$206,999
Net cash used in investing activities	(99,701)	(41,134)
Net cash used in financing activities	(126,274)	(91,299)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	20,868	(396)
Increase in cash, cash equivalents, and restricted cash	89,992	74,170
Cash, cash equivalents, and restricted cash at beginning of period	726,437	557,123
Cash, cash equivalents, and restricted cash at end of period	$816,429	$631,293

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes, and other operating activities.

Net cash provided by operating activities was $295.1 million for the nine months ended September 27, 2025 compared to $207.0 million for the nine months ended September 28, 2024. The increase in net cash provided by operating activities of $88.1 million was primarily due to higher cash earnings and reductions in working capital.

Cash Flow from Investing Activities

Net cash used in investing activities was $99.7 million for the nine months ended September 27, 2025 compared to $41.1 million during the nine months ended September 28, 2024. Net cash paid for the Dortmund Fab acquisition was $57.4 million during the nine months ended September 27, 2025. Capital expenditures were $48.7 million, representing a decrease of $1.4 million, compared to the nine months ended September 28, 2024. During the nine months ended September 27, 2025, the Company received proceeds of $5.6 million from the sale of the Marine business within the Transportation segment. During the nine months ended September 28, 2024, the Company received proceeds of $9.7 million from the sale of a land use right within the Electronics segment and two buildings within the Transportation segment.

Cash Flow from Financing Activities

Net cash used in financing activities was $126.3 million for the nine months ended September 27, 2025 compared to $91.3 million for the nine months ended September 28, 2024. During the nine months ended September 27, 2025, the Company paid off $50 million of U.S. Senior Notes, Series A, due February 15, 2025 and made payments of $11.3 million on the term loan. During the nine months ended September 28, 2024, the Company made payments of $3.8 million on the term loan. The Company paid dividends of $53.3 million and $49.7 million in the nine months ended September 27, 2025 and September 28, 2024, respectively. In addition, during the nine months ended September 27, 2025 and September 28, 2024, the Company repurchased 120,689 shares of its common stock totaling $27.4 million and 179,311 shares of its common stock totaling $40.9 million, respectively. The Company paid a $0.2 million excise tax related to the share repurchases during the nine months ended September 27, 2025. In addition, the Company received $17.9 million cash from stock option exercise activities during the nine months ended September 27, 2025 compared to $5.0 million for the nine months ended September 28, 2024.

Share Repurchase Program

On April 25, 2024, the Company's Board of Directors authorized a three-year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period from May 1, 2024 to April 30, 2027 ("2024 program") to replace its previous 2021 program. The Company did not repurchase shares of its common stock for the three months ended September 27, 2025. During the nine months ended September 27, 2025, the Company repurchased 120,689 shares of its common stock totaling $27.4 million pursuant to the 2024 program. During the nine months ended September 28, 2024, the Company repurchased 179,311 shares of its common stock totaling $40.9 million, of which $38.9 million was pursuant to the 2021 program and $2.0 million was pursuant to the 2024 program.

Off-Balance Sheet Arrangements

As of September 27, 2025, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 28, 2024. During the nine months ended September 27, 2025, there were no significant changes in the application of critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company's Annual Report on Form 10-K for the year ended December 28, 2024. During the nine months ended September 27, 2025, there were no material changes in the Company's exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 27, 2025. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 27, 2025, the Company's disclosure controls and procedures were not effective, because of the previously reported material weaknesses in internal control over financial reporting, as described below.

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

Ongoing Remediation Efforts to Address Material Weaknesses

Our material weaknesses were not remediated as of September 27, 2025. Our management team is committed to maintaining a strong internal control environment. The Company, with oversight from our Audit Committee of the Board of Directors, is taking comprehensive actions to remediate the material weaknesses. The Company has developed and is in the process of implementing its remediation plan, which includes the following steps:

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
•implementation of a management review control over inventory movements; and
•examination and enhancement of the procedures to evaluate the completeness and accuracy of data and assumptions utilized in computing inventory reserves.

The Company has made progress with a number of initiatives and actions to address the previously reported material weaknesses, which include the following:

Control Environment
•The Company has replaced certain key finance and operational roles at certain non-U.S. manufacturing locations, and continues to actively recruit the remaining open roles;
•The Company is substantially complete with the redesign of the regional operations and finance organizational structures; and
•New corporate policies and procedures have been adopted and disseminated along with training provided to strengthen the control environment and inventory management oversight.

Control Activities
•Key monitoring controls have been designed and implemented for cycle counts, full physical count, inventory storage locations, and excessive and obsolete inventory calculations; and
•Full physical inventory observations, facilitated by independent counters, have been performed in certain non-U.S. locations in the second and third quarter of 2025 and will continue for the remainder of fiscal year 2025.

We intend to remediate the material weaknesses as soon as possible; however, the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the appropriate controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

On April 25, 2024, the Company's Board of Directors authorized a three-year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period from May 1, 2024 to April 30, 2027 ("2024 program") to replace its previous 2021 program. The Company did not repurchase shares of its common stock for the three months ended September 27, 2025. During the nine months ended September 27, 2025, the Company repurchased 120,689 shares of its common stock totaling $27.4 million pursuant to the 2024 program. During the nine months ended September 28, 2024, the Company repurchased 179,311 shares of its common stock totaling $40.9 million, of which $38.9 million was pursuant to the 2021 program and $2.0 million was pursuant to the 2024 program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description

2.1
Membership Interest Purchase Agreement, dated October 24, 2025, by and between Littelfuse, Inc. and Basler Holdings, LLC. (filed as exhibit 2.1 to the Company’s Form 8-K filed October 28, 2025. File No. 000-20388 and incorporated herein by reference).

10.1*	Letter Agreement between Littelfuse, Inc. and Chad Marak, dated August 26, 2025.

10.2
Form of Non-Compete, Non-Solicitation, Indemnification, Resignation and Release Agreement (filed as exhibit 10.1 to the Company’s Form 8-K filed October 28, 2025. File No. 000-20388 and incorporated herein by reference).

31.1*	Certification of Gregory N. Henderson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Abhishek Khandelwal, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LITTELFUSE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Abhishek Khandelwal
Abhishek Khandelwal
Executive Vice President and Chief Financial Officer

Date: October 29, 2025	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Senior Vice President and Chief Accounting Officer