Form 10-K
period 2025-12-27
LITTELFUSE INC /DE
filed 2026-02-19
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark one)	for the fiscal year ended December 27, 2025

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 0-20388

LITTELFUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3795742
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

The aggregate market value of 24,779,134 shares of voting stock held by non-affiliates of the registrant was approximately $5,591,411,587 based on the last reported sale price of the registrant’s Common Stock as reported on the NASDAQ Global Select MarketSM on June 28, 2025.

As of February 13, 2026, the registrant had outstanding 25,107,673 shares of Common Stock, net of Treasury Shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Littelfuse, Inc. Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The Company cautions that forward-looking statements, which speak only as of the date they are made, are subject to risks, uncertainties and other factors, and actual results and outcomes may differ materially from those indicated or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks and uncertainties relating to general economic conditions; product demand and market acceptance; economic conditions; the impact of competitive products and pricing; product quality problems or product recalls; capacity and supply difficulties or constraints; coal mining exposures reserves; cybersecurity matters; failure of an indemnification for environmental liability; exchange rate fluctuations; commodity price fluctuations; the effect of the Company's accounting policies; labor disputes; restructuring costs in excess of expectations; pension plan asset returns less than assumed; uncertainties related to political or regulatory changes; integration, expected benefits, synergies and growth prospects of acquisitions may not be achieved in a timely manner, or at all; the Company may be unable to retain key personnel from acquisitions; and other risks that may be detailed in Item 1A, Risk Factors below and in the Company’s other Securities and Exchange Commission filings.

AVAILABLE INFORMATION

The Company is subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended and as a result, is obligated to file annual, quarterly, and current reports, proxy statements, and other information with the United States Securities and Exchange Commission (“SEC”). The Company makes these filings available free of charge on its website (http://investor.littelfuse.com) as soon as reasonably practicable after it electronically files them with, or furnish them to, the SEC. Information on the Company’s website does not constitute part of this Annual Report on Form 10-K. In addition, the SEC maintains a website (http://www.sec.gov) that contains the Company’s annual, quarterly, and current reports, proxy and information statements, and other information the Company electronically files with, or furnishes to, the SEC. The Company’s website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS.

GENERAL

Littelfuse, Inc., was incorporated under the laws of the State of Delaware in 1991. References herein to the “Company,” “we,” “our” or “Littelfuse” refer to Littelfuse, Inc. and its subsidiaries. References herein to “2025”, “fiscal 2025” or “fiscal year 2025” refer to the fiscal year ended December 27, 2025. References herein to “2024”, “fiscal 2024” or “fiscal year 2024” refer to the fiscal year ended December 28, 2024. References herein to “2023”, “fiscal 2023” or “fiscal year 2023” refer to the fiscal year ended December 30, 2023. The Company operates on a 52-53 week fiscal year (4-4-5 basis) ending on the Saturday closest to December 31.

OVERVIEW

Founded in 1927, Littelfuse is a diversified, industrial technology manufacturing company empowering a sustainable, connected, and safer world. Across more than 20 countries, and with approximately 17,000 global associates, the Company leverages its position as a scaled supplier of passive electronics and protection components, complemented by high-value-add power semiconductor capabilities. Our market leadership and extensive brand equity are underpinned by a broad, multi-technology portfolio that addresses the critical needs of our global customer base.

As our end markets transition toward higher power and energy density, customers face escalating challenges related to system safety and energy efficiency. Consequently, our essential technologies are increasingly integral to our customers' evolving architectures. Our engineering teams are frequently embedded within our customers' research and development ("R&D") processes, collaborating on the design-in of next-generation solutions.

The Company maintains a robust global manufacturing and operational footprint, strategically located in-region with both customers and supply chain partners. This provides a significant competitive advantage, enabling us to navigate complex and evolving environments with agility.

Our financial performance is characterized by resilient profitability and strong cash flow generation, reflecting the value proposition of our mission-critical products and our diverse end-market exposure. With a strong balance sheet providing significant capital allocation flexibility, we are well-positioned to pursue both organic and inorganic growth opportunities. We believe the increasing demand for high-power solutions provides a long-term runway to expand our content per platform and drive sustainable margin enhancement.

Segments

The Company conducts its business through three reportable segments: Electronics, Transportation, and Industrial. Within these segments, the Company designs, manufactures, and markets a comprehensive suite of electronic components, modules, subassemblies, and integrated solutions. Our technologies are engineered to meet the stringent requirements of customers transitioning toward higher power and increased energy density architectures. To capitalize on the rapid evolution of our end markets, we have prioritized high-growth strategic market opportunities. These include: data centers and data center infrastructure, aerospace and defense, battery energy storage and grid & utility infrastructure. For segment and geographical information and consolidated net sales and operating income, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16, Segment Information, of the Notes to Consolidated Financial Statements included in this Annual Report.

•Electronics Segment: Consists of one of the broadest product offerings in the industry, including fuses and fuse accessories, positive temperature coefficient (“PTC”) resettable fuses, electromechanical switches and interconnect solutions, polymer electrostatic discharge (“ESD”) suppressors, varistors, reed switch based magnetic sensing, gas discharge tubes; semiconductor products such as discrete transient voltage suppressor (“TVS”) diodes, TVS diode arrays, protection and switching thyristors, silicon and silicon carbide metal-oxide-semiconductor field effect transistors (“MOSFETs”) and diodes, and insulated gate bipolar transistors (“IGBT”) technologies. The segment covers a broad range of end markets, including data center – computing and communication, data center and communications infrastructure, industrial controls, building controls, aerospace and defense, appliances, consumer electronics solutions, healthcare solutions, industrial equipment, energy storage, diversified industrials, grid and utility infrastructure, renewable energy, passenger vehicles, and commercial vehicles.

•Transportation Segment: Consists of a wide range of circuit protection, power control and sensing technologies for global original equipment manufacturers (“OEMs”), Tier-one suppliers and parts and aftermarket distributors in passenger vehicles, heavy-duty truck and bus, off-road and recreational vehicles, material handling, agricultural equipment, construction equipment and other commercial vehicle end markets. Passenger vehicle products are used in internal combustion engines, hybrid and electric vehicles including blade fuses, battery cable protectors, resettable fuses, high-current fuses, high-voltage fuses, and sensor products designed to monitor the occupant’s safety and environment as well as the vehicle’s powertrain. Commercial vehicle products include fuses, switches, circuit breakers, relays, and power distribution modules and units used in applications serving a number of end markets, including heavy-duty truck and bus, off-road and recreational vehicles, material handling, agriculture equipment, construction equipment, and ship, marine and train.

•Industrial Segment: Consists of industrial circuit protection (industrial fuses), protective and monitoring relays (protection relays, residual current devices and monitors, ground fault circuit interrupters, solid state switches, and arc fault detection devices), and industrial controls and sensors (contactors, transformers, and temperature sensors) for use in various applications such as data center – computing and communication, data center and communications infrastructure, industrial controls, building controls, grid and utility infrastructure, construction, renewable energy, HVAC, processing and extracting, and energy storage.

Strategy

In 2025, the Company underwent a CEO and CFO transition, with new management focused on leveraging technology leadership and a diverse product portfolio to drive long-term growth, enhanced profitability and best-in-class shareholder returns. While the Company plans to unveil our long-term strategy at a May 14, 2026 Investor Day, the Company has identified three primary strategic priorities which are guiding day-to-day operations and execution:

•Enhance Focus to Capitalize on Future Growth Opportunities: The Company is sharpening our focus on secular growth trends, particularly the industry transition toward higher voltage and higher energy density applications. This involves a more structured approach to evaluating secular opportunities and leveraging global teams' insights into meaningful technology evolutions. Furthermore, the Company will continue to utilize disciplined, strategic acquisitions to enhance our long-term technology positioning and broaden our market reach in critical infrastructure and power distribution.

•Provide More Complete Solutions for a Broader Set of Customers: The Company aims to increase engagement with market leaders by transitioning from a siloed, product-centric approach to a collaborative, market-facing sales structure. This realignment will allow the Company to work more closely with customers across segments to solve complex challenges around safe and efficient power transfer using our full technology portfolio. By collaborating on future technology roadmaps, the Company can better inform our R&D efforts and increase our product content across diverse and high growth end markets.

•Drive Further Operational Excellence to Amplify Long-Term Performance: The Company is committed to enhancing long-term profitability by applying best-in-class operating practices across our global organization. This priority includes the establishment of a Global Operations team focused on safety, quality, delivery, cost, and inventory to drive performance improvements across our manufacturing sites. The Company intends to further optimize our operating structure and footprint to support long-term growth priorities and maintain resilient profitability through market cycles.

Recent Acquisitions

•Basler Electric: On December 11, 2025, the Company completed the acquisition of Basler Electric Company ("Basler"). Basler is a leading designer and manufacturer of innovative electrical control and protection solutions for high-growth industrial markets including grid and utility infrastructure, power generation and data center. The acquisition aligns with the Company’s strategic priorities and enhances our presence in these and other markets. Basler adds expertise in high-voltage excitation and high-energy protection systems. Basler’s solutions result in a more complete technology offering for the Company’s Industrial Segment, providing broader access to a deeply embedded industrial customer base. Basler also provides opportunities to leverage design and operational footprint enhancements across both Basler and core Littelfuse locations. Basler had annualized sales of approximately $130 million. The business is reported within the Company’s Industrial segment. The total purchase consideration was $350.3 million, net of cash acquired, subject to a working capital adjustment. The acquisition was funded with the Company's cash on hand.

•Dortmund Fab: On December 31, 2024, the Company completed the acquisition of a 200mm wafer fab located in Dortmund, Germany (“Dortmund Fab”) from Elmos Semiconductor SE. The Dortmund Fab enhances the resilience and reliability of our power semiconductor supply chain thereby strengthening our ability to support a broad base of industrial end markets, including energy storage, automation, motor drives, renewables, power supplies, and charging infrastructure. The total purchase price for the Dortmund Fab was approximately €94 million, of which a €37.2 million down payment (approximately $40.5 million) was paid in the third quarter of 2023 after regulatory approvals, and €56.7 million (approximately $58.8 million) was paid at closing. The business is reported in the Electronics-Semiconductor business within the Company’s Electronics segment. The acquisition was funded with the Company’s cash on hand.

•Western Automation: On February 3, 2023, the Company completed the acquisition of Western Automation Research and Development Limited (“Western Automation”) for approximately $162 million in cash. Headquartered in Galway, Ireland, Western Automation is a designer and manufacturer of electrical shock protection devices used across a broad range of high-growth end markets, including electric vehicle charging infrastructure, industrial safety, and renewables. At the time the Company and Western Automation entered into the definitive agreement, Western Automation had annualized sales of approximately $25 million. The business is reported within the Company’s Industrial segment. The acquisition was funded with the Company’s cash on hand.

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

Sales and Operations

The Company conducts its business through three reportable segments: Electronics, Transportation, and Industrial.

Net sales by segment for the periods indicated are as follows:

	Fiscal Year
(in millions)	2025	2024	2023
Electronics	$1,345.5	$1,186.8	$1,350.4
Transportation	676.4	672.4	678.3
Industrial	364.4	331.6	334.0
Total	$2,386.3	$2,190.8	$2,362.7

The Company operates in three geographic regions: the Americas, Asia-Pacific, and Europe. The Company designs, manufactures products, and sells to customers in all three regions.

Net sales in the Company’s three geographic regions, based upon the shipped-to destination, are as follows:

	Fiscal Year
(in millions)	2025	2024	2023
Americas	947.9	$900.4	$901.5
Asia-Pacific	906.5	824.7	898.9
Europe	531.9	465.7	562.3
Total	$2,386.3	$2,190.8	$2,362.7

The Company’s products are sold worldwide through distributors, direct sales force, and manufacturers’ representatives in certain regions. For the fiscal year 2025, approximately 65% of the Company’s net sales were to customers outside the United States (“U.S.”), including approximately 24% to China.

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

BUSINESS ENVIRONMENT

Electronics Segment

The Company designs, manufactures and sells electronic components and modules empowering its customers’ applications focused on a more sustainable, connected, and safer world. The ever-increasing advancements of applications surrounding these themes continue to drive greater demand for the Company’s innovative, reliable products and a higher level of product content within a broad range of applications.

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

The acquisition of the Dortmund Fab in fiscal year 2025 enhances the resilience and reliability of our power semiconductor supply chain thereby strengthening our ability to support a broad base of industrial end markets, including energy storage, automation, motor drives, renewables, power supplies, and charging infrastructure. Through the growth of its product portfolio within the segment, the Company has expanded its presence across the industrial, transportation and electronics end markets it serves. The Company expects to continue to expand its market presence by leveraging its broad, global access and reach with its strong go-to-market strategy via its strategic distribution partnerships and deep OEM relationships, and by continuing to expand its product portfolio through organic and inorganic investments in high growth, niche applications.

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

The product portfolios, including switching, circuit protection and power distribution products portfolios, are primarily used in commercial vehicle applications, as well as certain telecom and datacom applications. The Company expects to continue to expand its presence across its transportation end markets, leveraging its strong OEM and Tier One customers, distribution partnership and go-to-market strength, and by continuing to expand its product portfolio through organic and inorganic investments.

Industrial Segment

The Company designs and sells a broad range of industrial fuses, industrial controls (protection relays, contactors, transformers, residual current devices, ground fault circuit interrupters, residual current monitors, and arc fault detection devices) and temperature sensors for use in various applications such as data center – computing and communication, data center and communications infrastructure, industrial controls, building controls, grid and utility infrastructure, construction, renewable energy, HVAC, processing and extracting, and energy storage. These products are used to protect personnel and equipment from excessive currents, over voltages, and electrical shock hazards.

Products are sold direct to OEMs, and through both electrical and electronics distribution channels. The 2023 acquisition of Western Automation expanded the Company's electrical shock protection devices portfolios, which primarily serves a broad range of high-growth end markets, and includes electric vehicle charging infrastructure, industrial safety and renewables. and enhances our presence in mission-critical markets such as grid and utility infrastructure, power generation, and data centers. The 2025 acquisition of Basler adds expertise in high-voltage excitation and high-energy protection systems. Basler’s solutions result in a more complete technology offering for the Company’s Industrial Segment, providing broader access to a deeply embedded industrial customer base. Basler also provides opportunities to leverage design and operational footprint enhancements across both Basler and core Littelfuse locations. The Company expects to continue to expand its presence across its end markets, leveraging its growing customer base, and go-to-market strength, and by continuing to expand its product portfolio through organic and inorganic investments in high growth applications.

PRODUCT DESIGN AND DEVELOPMENT

The Company employs scientific, engineering, and other personnel to continually improve its existing product lines and to develop new products at its R&D and engineering facilities with primary locations in Canada, China, France, Germany, India, Ireland, Italy, Japan, Lithuania, Mexico, Philippines, Spain, Taiwan (China), United Kingdom ("U.K."), and the U.S. The Company maintains a staff of engineers, chemists, material scientists and technicians whose primary responsibility is to design and develop new products.

Proposals for the development of new products are initiated primarily by sales, marketing, and product management personnel with input from customers. The entire product development process usually ranges from a few months to a few years based on the complexity of development, with continuous efforts to reduce the development cycle. During fiscal years 2025, 2024, and 2023, the Company expended $106.9 million, $107.8 million, and $102.4 million, respectively, on R&D.

Over the years, the Company has expanded its industry-leading technical expertise to support its customers and ultimately diversify its solutions offering. With the intensifying complexity of applications, its superior engineering, design-in capabilities and product portfolio, continue to deliver increasing value to customers. The Company’s strong global presence allows it to utilize its deep and broad application knowledge to help enable its customers’ applications across the industrial, transportation and electronics markets.

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

The principal raw materials for the Company’s products include copper and copper alloys, resin and heat-resistant plastics, zinc, melamine, glass, silver, gold, raw silicon, solder, rubber, and various gases. The Company’s strategy is to prequalify suppliers for quality assurance and supply continuity, as much as possible, to localize supply sources close to its manufacturing sites. This helps to minimize the transportation of materials and ultimately reduces the Company’s environmental footprint by decreasing emissions, consistent with its sustainability strategy. For critical materials, the Company looks to diversify its supplier base by prequalifying second sources.

SALES AND MARKETING

In 2025, the Company strategically realigned its sales structure to more effectively leverage its market-leading technology portfolio across its reportable segments, which serves a diverse customer base. This reorganization established three market-facing sales organizations led by executives with deep expertise in our evolving end markets. This sales force evolution is designed to be customer-centric and highly engaged, providing clients with streamlined access to our comprehensive suite of technologies.

This transition from a historically siloed, product-centric model to an integrated market-facing approach offers two primary strategic advantages. First, it enables our teams to partner more closely with customers to solve complex technical challenges using our full breadth of products. Second, it facilitates deeper collaboration on future technology roadmaps, allowing customer insights to directly inform and prioritize our R&D investments. We believe this evolution enhances our visibility into emerging market trends and strengthens our long-term competitive position.

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

The Company directly sells to over 4,000 customers and distributors worldwide. Sales to Arrow Electronics, Inc., which were reported in our Electronics, Transportation, and Industrial segments, were 9.5%, 9.4%, and 11.2% of consolidated net sales in 2025, 2024, and 2023, respectively. No other single customer accounted for more than 10% of net sales during any of the last three years. During fiscal 2025, 2024, and 2023, net sales to customers outside the U.S. accounted for approximately 65%, 63%, and 65%, respectively, of the Company’s total net sales.

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

COMPETITION

The Company’s products compete with similar products of other manufacturers, some of which may have substantially greater financial resources than the Company. In the Electronics segment, the Company’s competitors include Eaton Corporation, Bourns Inc., TDK, ON Semiconductor Corporation, Infineon Technologies, STMicroelectronics NV, Semtech Corporation, and Vishay Intertechnology Inc. In the Transportation segment, the Company’s competitors include Eaton Corporation, Pacific Engineering, MTA (Meccanotecnica Codognese), Amphenol Corporation, Sensata Technologies Holding NV, and TE Connectivity Ltd. In the Industrial segment, the Company’s competitors include Eaton Corporation, GE Multilin, and Mersen. The Company believes that it globally competes on the basis of innovative products, the breadth of its product line, the quality, design and performance of its products based on their reliability, consistency and safety, its technical capabilities, its global footprint and application expertise, and the responsiveness of its customer service.

BACKLOG

The backlog of unfilled orders at December 27, 2025 was approximately $1,070.9 million, compared to $664.9 million at December 28, 2024 with the increase across all segments. Substantially all the orders currently in backlog are scheduled for delivery in 2026.

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

Employee Data

On December 27, 2025, the Company had approximately 17,000 full-time, part-time, and temporary employees; of which 45%, 42% and 13% are located in the Americas, Asia-Pacific region, and Europe, respectively.

Governance & Oversight

The Chief Human Resources Officer ("CHRO") is responsible for developing and executing the Company’s human capital strategy. This includes establishing and implementing global policies and programs for leadership and employee development, compensation, benefits, workforce planning, human resources systems, and ensuring effective and efficient internal company operations. The CHRO is responsible for developing and integrating the Company’s culture strategy across all business operations. The Chief Executive Officer ("CEO") and CHRO regularly update the Company's Board of Directors on human capital matters.

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

As part of driving sustainable success, the Company is committed to cultivating a strong, values‑driven culture that shapes how we work with customers, suppliers, partners, and one another. This commitment creates an environment where employees feel engaged, supported, and empowered to bring forward their best ideas—fueling innovation, bold solutions, and business growth.

Long‑standing efforts to strengthen the Company’s culture continue to evolve. Employee resource groups (“ERGs”) increasingly serve as hubs for connection, community-building, and shared learning across broader groups of employees. These ERGs have expanded their presence globally and offer impactful development, networking, and mentoring opportunities that help employees grow personally and professionally. Our Culture Council, composed of leaders from across the organization, provides guidance and perspective to advance initiatives that reinforce the Company’s values and enhance our culture in every region.

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

As an industrial technology manufacturing company, we are committed to building a high performing team with skill sets, qualifications and diverse backgrounds.

Compensation, Benefits and Employee Wellness

The Company provides compensation and benefits programs designed to be competitive and equitable to attract, retain and motivate highly qualified employees. The components of the Company's compensation program vary by region and job-type, and include items such as base salary, performance-based bonus plans, equity awards, paid time off, and tuition reimbursement. Global programs include a combination of statutory and additional supplemental benefits in the areas of health, welfare and retirement.

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

Health and Safety

At Littelfuse, we take the health and safety of our team members very seriously and our unwavering commitment to global health and safety ("H&S") programs for all team members is integral to our continued success and competitive advantage. Our goal is to achieve a zero-injury workplace. As we continue to grow, we recognize the need to continuously evaluate our environment, health, and safety ("EHS") organization. In 2025, we continued to enhance our H&S program to meet our obligations to provide a safe and secure working environment for our employees. We are committed to meeting or exceeding EHS compliance requirements through internal and independent third-party audits.

We strive for EHS excellence by implementing and maintaining an effective EHS Management System that establishes objectives, targets and programs to achieve continual improvement. Training and tools are provided to all appropriate individuals in order to maintain a safe and healthy work environment. Lastly, plant leadership teams conduct weekly EHS site walk through inspections and corrective actions are tracked to completion.

Community Involvement

The Company works to affect positive changes in the communities in which we work and live. Our giving and volunteerism philosophy is aligned with three pillars: Green – environment and conservation, Science, Technology, Engineering, and Mathematics ("STEM") – technology innovation, and Equity – humanitarian, community, and family. These overarching pillars guide our actions while providing us with the flexibility to serve the diverse needs of our local communities. Through corporate donations, employee donation matching, and volunteerism, we empower our teams to drive meaningful change locally and globally.

SUSTAINABILITY

The Company is committed to empowering change on its sustainability journey. Every Littelfuse employee, customer, and partner has the potential to drive positive change – environmentally, socially, and ethically. Together, we are shaping a future defined by sustainable choices and conscientious actions.

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

The Company publishes an annual Sustainability Report to communicate our commitment, approach, and impact on each of our focus areas. The 2025 Sustainability Report was prepared in alignment with the GRI Standards – 2021, the Sustainability Accounting Standards Board (“SASB”), and outlines our governance, strategy, risk management, and metrics identified in the Task Force on Climate-Related Financial Disclosures (“TCFD”) recommendations. Further, we conducted our first Double Materiality Assessment in 2024 for future regulatory disclosures.

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

The Company operates in markets that are highly competitive. The Company competes on the basis of price, product performance and quality, service, innovation, and or brand name across the industries and markets it serves. Competitive pressures could affect the prices the Company is able to charge its customers or demand for its products.

As the Company keeps up with the pace of its rapidly evolving end markets, it has prioritized strategic market opportunities including data centers and data center infrastructure, aerospace and defense, battery energy storage and grid and utility infrastructure. The rapidly evolving nature of these end markets creates uncertainty concerning how our operations may develop, which reduces our ability to accurately forecast our success. Our failure to become competitive in and to integrate end markets into our focused strategy may divert our resources and adversely affect our financial condition.

The Company may not always be able to compete on price, particularly when compared to manufacturers with lower cost structures. Some of the Company’s competitors have substantially greater sales, financial and manufacturing resources and may have greater access to capital than the Company. As competitors enter the Company's markets or develop new products, competition may further intensify. The Company’s failure to compete effectively could materially adversely affect its business, financial condition, and results of operations.

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

An acquired business, technology, service or product could under-perform relative to the Company’s expectations and the price paid for it, or not perform in accordance with the Company’s anticipated timetable. This could cause the Company’s financial results to differ from expectations in any given fiscal period, or over the long term. The success of these transactions also depends on the Company’s ability to integrate the assets, operations, and personnel associated with these acquisitions. The Company may also be unable to retain key personnel from the acquisitions, and disruption from an acquisition may adversely affect the Company’s relationship with its customers, suppliers or employees. Further, the Company may encounter difficulties in integrating acquisitions with the Company’s operations and may not realize the degree or timing of the benefits that are anticipated from an acquisition.

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

The Company sources materials and sells products through various global networks. A disruption could occur within the Company’s manufacturing, distribution or supply chain network. This could include damage or destruction due to various causes including natural disasters or political instability which may cause one or more of these networks to become non-operational. This could adversely affect the Company’s ability to manufacture or deliver its products in a timely manner, impair its ability to meet customer demand for products and result in lost sales or damage to its reputation. Such a disruption could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may be unable to manufacture and deliver products in a manner that is responsive to its customers’ needs.

The end markets for the Company’s products are characterized by technological change, frequent new product introductions and enhancements, changes in customer requirements and emerging industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable before it can recover any or all of its research, development, and commercialization expenses on capital investments. Furthermore, the life cycles of its products may change as result of developments in technology or otherwise and accordingly are difficult to estimate.

The Company’s future success will depend upon its ability to manufacture and deliver products in a manner that is responsive to its customers’ needs. The Company works with customers at the design stage to create products and solutions to meet their needs, but if the customer abandons or changes its plans, or if its new products and designs are not accepted by the market, the Company may not realize a return on its investment in developing the new products. The Company will need to develop and introduce new products and product enhancements on a timely basis that keep pace with technological developments and emerging industry standards and address increasingly sophisticated requirements of its customers. The Company invests heavily in research and development without knowing if it will recover these costs. The Company’s competitors may develop products or technologies that will render its products non-competitive or obsolete. If it cannot develop and market new products or product enhancements in a timely and cost-effective manner, its business, financial condition and results of operations could be materially adversely affected.

The Company’s business may be interrupted by labor disputes or other interruptions of supplies.

A work stoppage could occur at certain Company facilities, most likely as a result of disputes under collective bargaining agreements or in connection with negotiations of new collective bargaining agreements. Further, our reliance on international supply chain systems exposes us to potential interruptions and delays cause by transportation labor shortages, including dock worker stoppages and freight carrier disruptions. In addition, the Company may experience a shortage of supplies for various reasons, such as financial distress, work stoppages, port disruptions, natural disasters, or production difficulties that may affect one of its suppliers. A significant work stoppage, or an interruption or shortage of supplies for any reason, if protracted, could substantially adversely affect the Company’s business, financial condition and results of operations.

Failure to attract and retain qualified personnel could affect the Company’s business results.

The Company’s success in its existing and acquired businesses depends on the Company’s ability to attract, retain, and motivate a highly-skilled and diverse management team and workforce. Failure to ensure that the Company has the depth and breadth of personnel with the necessary skill set and experience could impede its ability to deliver growth objectives and execute the Company’s strategy. We have had, and could have additional, changes in senior management, which could be disruptive to the Company’s operations and may have an adverse effect on our business, financial condition and results of operations. Competition for qualified employees among companies that rely heavily upon engineering and technology is at times intense, the labor market in the United States and abroad is competitive, and the loss of qualified employees could hinder the Company’s ability to conduct research activities successfully and develop marketable products. Due to the competitive labor market, competition for qualified personnel could require us to pay high wages or incur higher costs for retaining and incentivizing our personnel.

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

Increased government or governmental bodies contemplating legislative and regulatory changes in response to the potential impact of climate change could impose significant costs on us and our suppliers and customers, including increased cost of materials and natural resources, sources and supply of energy, capital equipment, environmental monitoring and reporting, or other costs to comply with such regulations. Potential regulations or standards could mandate more restrictive manufacturing requirements, such as stricter limits on greenhouse gas emissions and material used in production. Some jurisdictions have already passed such laws. For example, California enacted legislation in 2023 requiring disclosure of certain companies' greenhouse gas ("GHG") emissions, climate-related financial risks, voluntary carbon offsets ("VCOs"), and certain climate-related emission claims. Any future climate change regulations could also adversely impact our ability to compete with companies not subject to such regulations. In addition, the European Union ("EU") enacted the Corporate Sustainability Reporting Directive ("CSRD") and Corporate Sustainability Due Diligence ("CS3D") in 2023 and 2024, respectively, and published proposed revisions to both the CSRD and CS3D through omnibus legislation in 2025. We are further assessing our compliance and reporting strategies under CSRD and CS3D, but our obligations under these and other EU climate directives may incur substantial effort in the future. Shifts in environmental regulation have created increased legal, regulatory and operational uncertainty for the Company.

Changes in U.S. and other countries trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

In the past several years, the U.S. government adopted a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It also imposed tariffs on certain foreign goods and products. These measures may materially increase costs for goods imported into the U.S. Further, the global trade policies and tensions could create additional complexities. Our international presence subjects us to risks associated with international trade conflicts between the United States and its trade partners, including, without limitation, China, Mexico and Canada, and various European countries, particularly with regard to tariffs and import/export controls. These factors in turn could require us to materially increase prices to our customers which may reduce demand, or, if we do not or are unable to increase prices, could result in lower margins on products sold. Changes in U.S. trade policy have resulted in, and could result in more, U.S. trading partners adopting responsive trade policies making it more difficult or costly for us to export our products to those countries. It may also be time and resource-consuming for us to adapt our business strategies to adverse, changing trade policies. Compliance with rapidly changing tariffs and trade restrictions may require significant time and resources, and in turn increase our cost of doing business, and could result in reputational harm, fines, penalties or plant shutdowns if we are found to not be in compliance Additionally, continued geopolitical issues may result in customers outside the U.S. seeking to source products from local suppliers, which could result in lower sales or lost customers. Increased restrictions on international trade may have a material adverse effect on our business, financial condition, and results of operations. Export controls and impediments could impact our competitive position compared to local competitors and other companies not subject to the same restrictions. As such, we could lose market position and our business, operating results, and financial condition would be adversely impacted.

Recently, the U.S. government has imposed extensive tariffs on goods imported from several countries, including, without limitation, China, Mexico and Canada, as well as certain broad, product-specific tariffs on foreign goods and products. Tariffs may increase the cost of materials in our supply chain, result in reciprocal levies on components and finished products exported to or imported from affected countries, and have an adverse impact on our cost of goods sold in the U.S. and abroad. These factors in turn could require us to materially increase prices to our customers which may reduce demand, or, if we do not or are unable to increase prices, could result in lower gross margins on products sold.

Tariffs have resulted in China and other countries imposing reciprocal tariffs on U.S. goods and ceasing sales of certain products to the U.S. and could result in more U.S. trading partners adopting responsive trade policies, including making it more difficult or costly for us to export our products to those countries. Sales to customers outside of the U.S., and to China in particular, comprise a significant portion of our net sales, and reciprocal tariffs may impact our business in China. Further, tariffs and trade policies may continue to change quickly and without warning, and we may not be able to accurately anticipate and mitigate the impacts. Any retaliatory actions by affected countries and foreign governments could result in tariffs, trade protection measures or other restrictions imposed on our current and future products. Our customers’ costs of doing business may increase or their sales may be negatively affected. As such, customer demand for our products may decline, which could adversely impact our ability to generate revenue and result in inventory impairment changes. Tariffs on hardware required for data centers, for example, could raise costs for our customers, potentially causing them to delay data center infrastructure investments. To the extent that the U.S., China or other countries seek to promote products that are produced domestically or reduce their dependence on products from another country, they may implement regulations or policies that may negatively affect our business.

The Company is exposed to political, economic, and other risks that arise from operating a multinational business.

The Company's customers, suppliers, employees and operations are located in numerous countries around the world, and contribute significantly to its revenues and earnings. Sales to customers outside the U.S. constituted approximately 65% of the Company's net sales in fiscal 2025, including approximately 24% to China.

Economic conditions in China have been, and may continue to be, volatile and uncertain. In addition, the legal and regulatory system in China continues to evolve and is subject to change. There also continues to be significant uncertainty about the relationship between the U.S. and other countries, including China, with respect to geopolitics, trade policies, treaties, government regulations, and tariffs. The current political climate has intensified concerns about trade tensions between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products. Accordingly, our operations and transactions with customers in China could be adversely affected by changes to market conditions, changes to the regulatory environment, increased trade barriers, tariffs, or restrictions, or interpretation of Chinese law. Further deterioration of economic conditions or outlook, such as lower economic growth, recession or fears of recession in other countries may adversely affect the demand for or profitability of our products and services.

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

Any of these factors could have a material adverse effect on the Company’s consolidated results of operations, financial position and cash flows. In addition, the effects on the global economy of geopolitical tensions, such as the Russia-Ukraine and Israel-Hamas wars as well as developments in Venezuela, particularly if they escalate, remain uncertain.

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

On July 4, 2025, the United States enacted into law the legislation formally titled "An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” and commonly referred to as the One Big Beautiful Bill Act ("OBBB"). The OBBB contains multiple business tax provisions, including the permanent extension of several expiring provisions of the 2017 Tax Cuts and Jobs Act (the "Tax Act") and multiple modifications to the international tax framework. The legislation has multiple effective dates with certain provisions effective in 2025 and others to be implemented in future years, and the Company determined the impact for the year ended December 27, 2025 was not significant. The Company will continue to monitor future administrative guidance and regulations that clarify the legislative text of the OBBB and the bill’s potential effect on the Company’s income taxes.

The Organization for Economic Cooperation and Development ("OECD") has been working with a group of more than 100 countries to significantly change the tax treatment of multinational businesses, subjecting them to tax in additional jurisdictions, modifying the methods by which they allocate profits among jurisdictions, and subjecting them to a minimum level of tax of 15%, on a country-by-country-basis. As part of this effort, in December of 2021, the OECD published model rules to assist with implementation of the minimum tax regime, or its Pillar Two framework ("Pillar 2"). Through the end of 2025, a number of the countries involved have enacted portions, or all, of Pillar 2 into their local laws. For 2025, Pillar 2 did not have a material impact for the Company.

On January 5, 2026, the OECD published updated Pillar 2 administrative guidance, introducing the “Side-by-Side” Safe Harbor. This guidance provides significant relief for U.S.-parented multinational groups, including an exemption from the Pillar 2 Income Inclusion Rule ("IIR") and Undertaxed Profits Rule ("UTPR") starting in 2026, provided the U.S. parent remains subject to a qualifying U.S. minimum tax regime. As a result, the Company does not anticipate additional top-up taxes under this Safe Harbor rule. However, we remain subject to Qualified Domestic Minimum Top-up Taxes ("QDMTTs") imposed by certain countries, and we anticipate increased global tax compliance burden.

If our eligibility for the Safe Harbor is restricted or revoked, or if local jurisdictions implement QDMTTs or other rules, we could face increased tax liabilities and higher administrative costs. These developments could adversely affect our effective tax rate and cash flows. We continue to monitor evolving international tax requirements and assess their potential impact on our business.

The Company has two subsidiaries in China which benefit from lower tax rates due to “tax holidays” which apply for three-year periods. The tax holiday for one of the subsidiaries expired at the end of 2023 but was later extended for an additional three years, retroactively to include all of 2024, as well as 2025 and 2026; and for the other subsidiary, the tax holiday expired at the end of 2025. The Company intends to seek an extension for the expired tax holiday. Future year tax benefits will depend upon the Company’s ability to obtain extensions, after the three-year periods expire. There can be no assurance that future extensions will be granted.

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

The Company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold, silver, and ruthenium. Worldwide demand, availability, and pricing of these raw materials have been volatile. In recent years, the prices of many of these raw materials have continue to fluctuate, and in many cases increased, and fluctuations may persist in the future. Also in the fourth quarter 2025 and through the date of filing, precious metal commodity pricing has significantly increased. If we must pay more for certain materials, it could reduce our profit margin or otherwise have a material adverse effect on our business and financial results.

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

As a result of the 2025 annual goodwill impairment test, the Company recorded a non-cash charge of $301.2 million to reflect the impairment of goodwill for the Semiconductor reporting unit within the Electronics segment. As a result of the 2024 annual goodwill impairment test, the Company recorded non-cash charges of $36.1 million and $8.6 million to reflect the impairment of goodwill for the Industrial Controls and Sensors reporting unit within the Industrial segment and the Automotive Sensors reporting unit within the Transportation segment, respectively. There was no impairment charge recorded during the fiscal year of 2023.

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

In 2025, the Company remediated the material weaknesses identified by management, see “Part II, Item 9A - Controls and Procedures.” If the enhanced controls implemented to address the material weaknesses and to strengthen our overall internal control do not operate effectively, or if we are unsuccessful in following these enhanced processes in the future, such failures may result in delayed or inaccurate reporting of our financial results. Management has excluded Basler's internal controls over financial reporting from its assessment of the effectiveness of internal controls over financial reporting as of December 27, 2025. The integration of Basler’s operations into the Company’s business may pose additional challenges to internal controls, and we may be unsuccessful or delayed in adopting our enhanced processes to Basler’s operations.

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

The market price of the Company’s stock can fluctuate widely. Between December 28, 2024 and December 27, 2025, the closing sale price of the Company’s common stock ranged between a low of $142.3 and a high of $275.0. The volatility of the stock price may be related to any number of factors, such as volatility in the financial markets, general macroeconomic conditions, industry conditions, market expectations concerning the Company’s results of operations, or the volatility of its revenues as discussed above under “The Company’s revenues may vary significantly from period to period.” The historic market price of the Company’s common stock may not be indicative of future market prices. The Company may not be able to sustain or increase the value of its common stock. Declines in the market price of the Company’s stock could adversely affect the Company’s ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving the Company’s common stock.

The Company is exposed to, and may be adversely affected by, potential security breaches or other disruptions to its information technology systems and data security.

The Company relies on its information technology systems and networks in connection with many of its business activities. Some of these networks and systems are managed directly by the Company, while others are managed by third-party service providers and are not under the Company’s direct control. The Company’s operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to its business, customers, dealers, suppliers, employees, and other sensitive matters. As with most companies, the Company has experienced cyber-attacks, attempts to breach its systems, and other similar incidents, none of which have been material. Any future cyber incidents could, however, materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding employees or customers or other third parties; and jeopardize the security of the Company’s facilities. A cyber incident could be caused by malicious outsiders using sophisticated methods to circumvent firewalls, encryption, and other security defenses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. Information technology security threats, including security breaches, computer malware, and other cyber-attacks are increasing in both frequency and sophistication and could create financial liability, subject the Company to legal or regulatory sanctions or damage the Company’s reputation with customers, dealers, suppliers, and other stakeholders. In addition, the widespread availability, adoption and rapid evolution of artificial intelligence technologies may increase our cybersecurity risk, including the use of generative artificial intelligence to augment existing or to create new malware, and additional vulnerabilities may be introduced from the use of artificial intelligence by our customers or third parties. The Company continuously seeks to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on the Company’s competitive position, reputation, results of operations, financial position and cash flows.

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

Risk management and strategy

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

Assessments and testing – Littelfuse engages third party specialists to conduct periodic assessments and testing of our policies, standards, processes, and practices that are designed to address cybersecurity threats. These efforts include tabletop exercises, risk assessments, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity program. We adjust our cybersecurity program where appropriate based on the internal and external assessments and testing results.

Governance

The Audit Committee of the Board of Directors is tasked with overseeing the Company’s cybersecurity program as a part of its broader compliance oversight mandate. The Company’s Chief Information Officer ("CIO") and Chief Information Security Officer (“CISO”) are responsible for its cybersecurity program and regularly provide updates to the Littelfuse Executive Leadership Team (“ELT”) and the Audit Committee, as well as the full Board, which include information regarding our cybersecurity program initiatives, insurance coverage, acquisition integration processes, program performance as well as the maturity of the Littelfuse cybersecurity program. These cybersecurity maturity updates are based on cybersecurity maturity reporting and analysis by the Littelfuse internal IT team, as well as reporting provided by independent third parties. The updates help the ELT, the Audit Committee, and the Board to understand the risks the organization faces based on changing cybersecurity threats and on changes to the Littelfuse environment due to factors such as acquisitions and new technology upgrades and improvements. Representatives from Littelfuse’s technology team and other business functions receive regular cybersecurity risk reports and use this information for its decision making in operational improvements as well as budget and resource allocations. For the past seven years, the CIO has led and evolved Littelfuse’s cybersecurity function. To address growing cyber threats and advance the program further, in 2025 the Company appointed a CISO with over 20 years of information technology and cybersecurity experience.

ITEM 2. PROPERTIES.

The Company’s engineering and research and development, manufacturing, sales, warehouses, and distribution centers are located in approximately 80 owned or leased facilities worldwide with primary operations in China, France, Germany, India, Ireland, Italy, Japan, Lithuania, Mexico, Netherlands, Philippines, South Korea, Spain, U.K, the U.S., and Vietnam totaling approximately 5.7 million square feet. The Company’s owned facilities include approximately 3.2 million square feet and the Company’s leased facilities include approximately 2.5 million square feet. The Company’s corporate headquarters is located in the U.S. in Rosemont, Illinois.

The Company believes its facilities are adequate to meet its requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings, other than routine litigation incidental to its business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Information about our Executive Officers.

The executive officers of the Company are as follows:

Name	Age	Position
Gregory N. Henderson	57	President and Chief Executive Officer
Abhishek Khandelwal	49	Executive Vice President and Chief Financial Officer
Ryan K. Stafford	58	Executive Vice President, Chief Legal Officer and Corporate Secretary
Maggie Chu	57	Senior Vice President and Chief Human Resources Officer
Peter Kim	53	Senior Vice President and General Manager, Industrial Business
Karim Hamed	49	Senior Vice President and General Manager, Semiconductor Products
Deepak Nayar	66	Senior Vice President and General Manager, Electronics Business
David Ruppel	55	Senior Vice President and General Manager, Transportation Business

Gregory N. Henderson, President and Chief Executive Officer and a member of the Board of Directors. Dr. Henderson was appointed President and Chief Executive officer effective February 10, 2025. He previously served as the Senior Vice President of the Automotive & Energy, Communications, and Aerospace Group for Analog Devices, Inc. (NASDAQ: ADI), a semiconductor company specializing in data conversion, signal processing and power management technology from 2017 to 2024. Dr. Henderson served as the Vice President RF and Microwave Business for Analog Devices from 2014 to 2017, and as the Vice President RF and Microwave Business for Hittite Microwave Corporation until its acquisition by Analog Devices in 2014. Before joining Hittite, Dr. Henderson held various positions of increasing technical and leadership responsibility at Harris Corporation, Tyco Electronics, TriQuint Semiconductor, and IBM (NYSE: IBM).

Abhishek Khandelwal, Executive Vice President and Chief Financial Officer. Mr. Khandelwal joined Littelfuse in June 2025 as Executive Vice President and Chief Financial Officer. Prior to joining Littelfuse, he served as Senior Vice President and Chief Financial Officer of IDEX Corporation, an industrial design and manufacturing company, from 2023 to 2025. Prior to that, Mr. Khandelwal served as Chief Financial Officer of Multi-Color Corporation, a manufacturer of printed labels for consumer goods, from 2022 to 2023, and as Senior Vice President and Chief Financial Officer of CIRCOR International, a pump & valve systems and custom engineering & design company, from 2020 to 2021. From 2010 to 2020, Mr. Khandelwal held various finance roles at IDEX Corporation, including as Vice President of Finance Operations, Treasury and Financial Planning & Analysis.

Ryan K. Stafford, Executive Vice President, Chief Legal Officer and Corporate Secretary. Mr. Stafford joined Littelfuse as its first General Counsel and Chief Human Resources Officer in 2007, became Corporate Secretary in 2017, and assumed his current position in 2021. Prior to joining Littelfuse, Mr. Stafford served in a number of roles at Tyco International Ltd., including Vice President of China Operations and Vice President & General Counsel for its Engineered Products & Services Business Segment.

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

Peter Kim, Senior Vice President and General Manager, Industrial Business. Mr. Kim joined Littelfuse in 2003 as Manager, Global Procurement. He then held various positions of increasing responsibility at Littelfuse including Director, Global Procurement; Director, Electronics Product Management; Vice President, Asia Sales; Vice President, Global Sales from 2017 to 2019; and Vice President and General Manager, Industrial Business from 2019 until assuming his current position in 2022

Karim Hamed, Senior Vice President and General Manager, Semiconductor Products. Dr. Hamed joined Littelfuse in August 2025. Prior to joining, he was most recently at Analog Devices where he served as Corporate Vice President, Industrial and Healthcare Business Group. Previously, he served as Vice President, Industrial Instrumentation Business Unit, and General Manager, Microwave Communications Group. Dr. Hamed also served in various leadership and technical roles at Hittite Microwave Corporation, TriQuint Semiconductor, and Mimix Broadband.

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

David Ruppel, Senior Vice President and General Manager, Transportation Business. Mr. Ruppel joined Littelfuse as Senior Vice President & General Manager, Commercial Vehicle Products in 2024 before assuming his current role in August 2025. Prior to joining Littelfuse, Mr. Ruppel served as President at IDEX Optical Technologies from 2021 to 2024, and previously served in leadership roles at Montevideo Technology, Inc., Herman Miller, Eaton and Cooper Industries.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of the Company’s common stock are traded under the symbol “LFUS” on the NASDAQ Global Select MarketSM.

Number of Holders

As of February 13, 2026, there were 47 holders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us or affiliates during the fiscal year ended December 27, 2025.

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

During the fiscal year of 2025, the Company repurchased 120,689 shares of its common stock totaling $27.4 million pursuant to the 2024 program. There is $270.6 million of an authorized amount not yet purchased under the 2024 program as of December 27, 2025. During the fiscal year of 2024, the Company repurchased 179,311 shares of its common stock totaling $40.9 million, of which, $38.9 million was pursuant to the 2021 program and $2.0 million was pursuant to the 2024 program. During the fiscal year of 2023, the Company did not repurchase any shares of its common stock.

The table below presents shares of the Company’s common stock which were acquired by the Company during the fiscal year ended December 27, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans
2024 Program:
December 29 through January 25	4,095	$229.74	4,095	$297,053,567
January 26 through February 22	64,248	227.33	64,248	282,448,176
February 23 through March 29	52,346	225.96	52,346	270,620,264
Total	120,689	$226.82	120,689	$270,620,264

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

	12/2020	12/2021	12/2022	12/2023	12/2024	12/2025
Littelfuse, Inc.	$100	$124	$88	$108	$96	$104
Russell 1000	100	126	102	129	161	189
Dow Jones US Electrical Components & Equipment	100	125	103	132	177	237

The Dow Jones Electrical Components and Equipment Industry Group Index includes the common stock of AMETEK, Inc.; Arrow Electronics, Inc.; Avnet, Inc.; Eaton Corp plc; Emerson Electric Co.; Hubbell Inc.; Jabil Circuit, Inc.; Regal Rexnord Corp.; Sensata Technologies Holding plc.; and TE Connectivity Ltd.

For Littelfuse, Inc. and all indexes noted above, a $100 investment made on December 26, 2020 and reinvestment of all dividends is assumed. Returns for the Company’s fiscal years presented above are as of the last day of the respective fiscal year which was January 1, 2022, December 31, 2022, December 30, 2023, December 28, 2024 and December 27, 2025 for the fiscal years 2021, 2022, 2023, 2024 and 2025, respectively.

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

2025 EXECUTIVE OVERVIEW

Net sales were $2,386.3 million, which increased by $195.5 million, or 8.9%, in 2025 compared to 2024 including $49.0 million, or 2.2% of incremental net sales, from the Dortmund Fab acquisition (defined below) in the semiconductor business within the Electronics segment and $17.6 million or 0.8% of favorable changes in foreign exchange rates. The remaining increase in net sales was primarily due to higher volume of $104.5 million in the electronics products business within the Electronics segment and $32.8 million in the Industrial segment due to higher end market demand and favorable pricing. The Company recognized a net loss of $71.7 million, or $2.89 per diluted share, in 2025 compared to net income of $100.2 million, or $4.00 per diluted share in 2024. The net loss was primarily impacted by a $301.2 million non-cash goodwill impairment charge for the Electronics-Semiconductor reporting unit within the Electronics segment during the fourth quarter of 2025, partially offset by higher operating income of $50.2 million within the Electronics segment driven by the electronics products business and increases of $26.2 million and $16.7 million in operating income across the Transportation and Industrial segments, respectively.

Net cash provided by operating activities was $433.8 million in the fiscal year 2025, an increase of $66.1 million, compared to $367.6 million in the fiscal year 2024. The increase in net cash provided by operating activities was primarily due to higher cash earnings compared to prior year.

On December 11, 2025, the Company completed the acquisition of Basler Electric Company ("Basler"). Basler is a leading designer and manufacturer of innovative electrical control and protection solutions for high-growth industrial markets including grid and utility infrastructure, power generation and data center. At the time of acquisition, Basler had annualized sales of approximately $130 million. The business is reported within the Company’s Industrial segment. The total purchase consideration was $350.3 million, net of cash acquired, subject to a working capital adjustment.

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

Other Risk

The Company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold, silver, and ruthenium. Worldwide demand, availability, and pricing of these raw materials have been volatile. In recent years, the prices of many of these raw materials continue to fluctuate, and in many cases increase, and fluctuations may persist in the future. Also in the fourth quarter and through the date of filing, precious metal commodity pricing has significantly increased. If the Company must pay more for certain materials, it could reduce our profit margin or otherwise have a material adverse effect on our business and financial results.

Recently, the U.S. government has imposed extensive tariffs on goods imported from several countries, including, without limitation, China, Mexico and Canada, as well as certain broad, product-specific tariffs on foreign goods and products. Tariffs may increase the cost of materials in our supply chain, incur reciprocal levies on components and finished products exported to or imported from affected countries, and have an adverse impact on our cost of goods sold in the U.S. and abroad. These factors in turn could require us to materially increase prices to our customers which may reduce demand, or, if we do not or are unable to increase prices, could result in lower gross margins on products sold.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made, and therefore, actual results may differ from these estimates under different assumptions or conditions. The Company has reviewed these critical accounting estimates and related disclosures with the Audit Committee of its Board of Directors. Significant accounting policies are described in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Based on the results of the annual goodwill impairment test in 2025, in the fourth quarter, the Company recorded a non-cash charge of $301.2 million to reflect the impairment of goodwill for the Electronics-Semiconductor reporting unit within the Electronics segment, reflecting the amount by which the reporting unit’s estimated fair value was below its carrying value. The estimated fair value declined primarily due to updates to management’s forecasts that reduced revenue growth, profitability and cash flows. These forecasts require significant judgment and are inherently uncertain, particularly in light of the recent leadership transition and strategic reassessment in the semiconductor business. The reduction in projected cash flows was driven principally by lower projected volumes in the power semiconductor business, largely associated with the Dortmund fab, which reduced expected future cash generation for the reporting unit. Changes in future operating performance relative to these projections, or further changes in strategy, market conditions, or execution related to the Dortmund fab, could affect the reporting unit’s estimated fair value and may result in additional impairment charges in future periods.

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

There was no impairment charge recorded during the fiscal year of 2023.

Quantitative Assessment for Impairment

For the six reporting units with goodwill, the Company compares the estimated fair value of each reporting unit to its carrying value. There was no goodwill remaining within the Automotive Sensors reporting unit. If the carrying value of a reporting unit exceeds the estimated fair value, the difference between the estimated fair value and carrying value is recorded as the amount of the goodwill impairment charge. As a result of the impairment charge described above, the Electronics-Semiconductor reporting unit had $238.5 million of goodwill as of December 27, 2025. For the remainder of the Company's reporting units with goodwill: Electronics-Passive Products and Sensors, Passenger Car Products, Commercial Vehicle Products, Industrial Controls and Sensors, and Industrial Circuit Protection, the results of the goodwill impairment test as of September 28, 2025 indicated that their estimated fair values exceeded their respective carrying values.

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

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying value) the goodwill impairment test. With the exception of the Electronics-Semiconductor reporting unit within the Electronics segment, the other five reporting units with goodwill passed the goodwill impairment test, with estimated fair values that exceeded the carrying values between 22% and 303%. As of the most recent annual test conducted on September 28, 2025, the Company noted that the excess of fair value over the carrying value was 87%, 153%, 99%, 22% and 303% for its reporting units: Electronics-Passive Products and Sensors, Passenger Car Products, Commercial Vehicle Products, Industrial Controls and Sensors, and Industrial Circuit Protection, respectively.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term net sales growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. A 1.0% decrease in the long-term net sales growth rate would have resulted in no additional reporting units failing the goodwill impairment test. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. The estimated discount rate was 12.0% for the Electronics-Passive Products and Sensors reporting unit, 12.5% for the Electronics-Semiconductor reporting unit, 11.0% for the Passenger Car Products and Commercial Vehicle Products reporting units, 14.0% for the Industrial Controls and Sensors reporting unit, and 13.0% for Industrial Circuit Protection reporting unit. A 1.0% increase in the estimated discount rates would have resulted in no reporting units failing the annual goodwill impairment test. The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates. Additionally, price deterioration or lower volume could have a significant impact on the fair values of the reporting units.

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

For the fiscal year ended December 27, 2025, the Company recognized impairment charges of $0.5 million and $0.4 million related to certain machinery and equipment in the commercial vehicle business within the Transportation segment and the electronics products business within the Electronics segment, respectively.

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

Purchase Price Allocation

The Company records acquisitions using the purchase method of accounting. All of the assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed, in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Significant assumptions and estimates include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements may be exposed to potential impairment of the intangible assets and goodwill, as discussed in the Goodwill and Long-lived Assets under the Critical Accounting Estimates section.

A significant portion of these fair value measurements relate to identifiable intangible assets, including customer relationships. The valuation of customer relationships is a critical accounting estimate due to the significant judgment required and the sensitivity of the estimate to changes in assumptions. Changes in these assumptions, particularly the attrition rate and discount rate, could have a material impact on the estimated fair value of customer relationships and the related amortization expense recognized in future periods.

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

There are a number of estimates and assumptions inherent in calculating the various components of income taxes. Future events such as changes in tax legislation, jurisdictional mix of earnings, findings in tax audits, and earnings repatriation plans could have an impact on those estimates and our effective tax rate.

The 2017 Tax Cuts and Jobs Act (the "Tax Act"), among other things, imposed a one-time tax (the “Toll Charge”) on accumulated earnings of certain non-U.S. subsidiaries and included base broadening provisions commonly referred to as the global intangible low-taxed income provisions ("GILTI").

The Company elected to pay its 2017 Toll Charge over the eight-year period prescribed by the Tax Act. The eighth and final installment of the Toll Charge of $8.2 million was paid in 2025, and accordingly, there was no remaining liability on the Consolidated Balance Sheet as of December 27, 2025.

In accordance with guidance issued by the Financial Accounting Standards Board ("FASB") staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

On July 4, 2025, the United States enacted into law the legislation formally titled "An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14," and commonly referred to as the One Big Beautiful Bill Act ("OBBB"). The OBBB contains multiple business tax provisions, including the permanent extension of several expiring provisions of the Tax Act and multiple modifications to the international tax framework. The legislation has multiple effective dates with certain provisions effective in 2025 and others to be implemented in future years, and the Company determined the impact for the year ended December 27, 2025 was not significant. The Company will continue to monitor future administrative guidance and regulations that clarify the legislative text of the OBBB and the bill’s potential effect on the Company’s income taxes.

Further information regarding income taxes, including a detailed reconciliation of current year activity, is provided in Note 14, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report.

Pension Plans

The Company records annual income and expense amounts relating to its pension and postretirement benefits plans based on calculations which include various actuarial assumptions including discount rates, expected long-term rates of return, and compensation increases. The Company reviews its actuarial assumptions on an annual basis as of the fiscal year-end balance sheet date (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumption based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the Consolidated Balance Sheets but are generally amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive loss. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The Company maintains several pension plans in international locations. The expected returns on plan assets and discount rates are determined based on each plan’s investment approach, local interest rates and plan participant profiles. The weighted-average discount rates for the Company’s defined benefit plans primarily in Europe and the Asia-Pacific regions at December 27, 2025 and December 28, 2024 were 6.1% and 5.6%, respectively.

On October 4, 2024, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company will be required to pay pension payments to the Company’s United Kingdom pension plan to match required pension payments until a later buyout, at which point the insurance company will directly pay and administer the benefits to the plan's participants, or to their designated beneficiaries. The purchase of this group annuity contract will reduce the Company’s outstanding pension benefit obligation by approximately $25 million, representing approximately 31% of the total obligations of the Company’s qualified pension plans, and will be funded with pension plan assets and additional cash on hand. In connection with this transaction, the Company currently expects to record a one-time non-cash settlement charge in the second half of 2026 estimated between $6 million and $8 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. The actual settlement charge could differ from this estimate due to final data and plan wind-up expenses.

Equity-Based Compensation

Equity-based compensation expense is recorded for stock-option awards and restricted share units and performance share units based upon the fair values of the awards. The fair value of stock-option awards is estimated at the grant date using the Black-Scholes option pricing model, which includes assumptions for volatility, expected term, risk-free interest rate, and dividend yield. Expected volatility is based on implied volatilities from traded options on Littelfuse stock, historical volatility of Littelfuse stock, and other factors. Historical data is used to estimate employee termination experience and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company initiated a quarterly cash dividend in 2010 and expects to continue making cash dividend payments for the foreseeable future. The fair value of restricted share units without rights to dividend equivalents is determined based on the Company's stock price on the grant date reduced by the present value of expected dividends through the vesting period. The fair value of restricted share units with rights to dividend equivalents is based on the Company’s stock price on the grant date. The fair value of performance share units is estimated at the grant date using Monte Carlo simulation which includes assumptions for volatility, correlation, risk-free interest rate, and dividend yield. Expected volatilities and correlation factors are based on the historical volatility of the Company’s and each peer company’s stock price. The risk-free rates are based on yields available at the time of grant on U.S. Treasury bonds with maturities consistent with the remaining performance period.

Total equity-based compensation expense for all equity compensation plans was $28.6 million, $27.4 million, and $25.7 million in 2025, 2024, and 2023, respectively. Further information regarding this expense is provided in Note 12, Stock-Based Compensation, of the Notes to Consolidated Financial Statements included in this Annual Report.

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 27, 2025 AS COMPARED TO THE YEAR ENDED DECEMBER 28, 2024

Fiscal year 2025 included $302.1 million of non-cash impairment charges, which included a $301.2 million non-cash goodwill impairment charge associated with the Electronics-Semiconductor reporting unit within the Electronics segment. In addition, the Company recognized impairment charges of $0.5 million and $0.4 million related to certain machinery and equipment in the commercial vehicle business within the Transportation segment and the electronics products business within the Electronics segment, respectively. The Company also recognized total restructuring charges of $18.0 million, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions in the power semiconductor business within the Electronics segment and the reorganization of certain manufacturing, selling and administrative functions in the commercial vehicle business and automotive sensors business within the Transportation segment. See Note 8, Restructuring, Impairment and Other Charges, for further discussion. Also included in "Other" Operating income was $5.4 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, $0.6 million of purchase accounting inventory adjustments related to the Basler and Dortmund Fab acquisitions, and a $0.3 million loss related to the sale of the Marine business within the Transportation segment.

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

Fiscal year 2025 also included approximately $16.6 million in foreign currency exchange losses primarily attributable to changes in the value of the Euro and Chinese renminbi against the U.S. dollar, while fiscal year 2024 included approximately $9.2 million in foreign currency exchange gains primarily attributable to changes in the value of the Euro, Korean won, and Chinese renminbi against the U.S. dollar.

	Fiscal Year
(in thousands, except % change)	2025	2024	Change	% Change
Net sales	$2,386,294	$2,190,768	$195,526	8.9%
Cost of sales	1,480,251	1,403,226	77,025	5.5%
Gross profit	906,043	787,542	118,501	15.0%
Operating expenses	868,515	628,762	239,753	38.1%
Operating income	37,528	158,780	(121,252)	(76.4)%
Other income, net	(16,994)	(22,570)	(5,576)	(24.7)%
Income before income taxes	3,607	151,863	(148,256)	(97.6)%
Income taxes	75,307	51,673	23,634	45.7%
Net (loss) income	(71,700)	100,190	(171,890)	(171.6)%

Net Sales

Net sales were $2,386.3 million, which increased by $195.5 million, or 8.9% compared to 2024, including $49.0 million or 2.2% of incremental net sales, from the Dortmund Fab acquisition in the semiconductor business within the Electronics segment and $17.6 million or 0.8% of favorable changes in foreign exchange rates for 2025 compared to 2024. The remaining increase in net sales was primarily due to higher volume of $104.5 million in the electronics products business within the Electronics segment and $32.8 million in the Industrial segment due to higher end market demand and favorable price.

Cost of Sales

Cost of sales was $1,480.3 million, or 62.0% of net sales, in 2025 compared to $1,403.2 million, or 64.1% of net sales, in 2024. As a percent of net sales, cost of sales decreased 2.1% primarily driven by higher volume in the electronics products business within the Electronics segment and across all businesses in the Industrial segment. Additionally, improved margin from the passenger car products within the Transportation segment driven by volume leverage, favorable price, and cost reduction initiatives favorably impacted the decrease in cost of sales as a percentage of net sales that was partially offset by lower margin from the semiconductor business within the Electronics segment. During the fiscal year ended December 28, 2024, the Company identified certain errors in its previously issued financial statements that were corrected through cumulative out-of-period adjustments in the financial statements as of and for the year ended December 28, 2024. The error that was identified by management related to the valuation and existence of inventory that originated in prior periods at certain of our non-U.S. manufacturing locations within the Transportation and Industrial segments. As a result, the Company recorded an out-of-period adjustment of $13.5 million in the year ended December 28, 2024, of which $12.3 million was the cumulative out-of-period adjustment related to fiscal years prior to 2024. The out-of-period adjustment negatively impacted cost of sales as a percentage of net sales by 0.6%.

Gross Profit

Gross profit was $906.0 million, or 38.0% of net sales, in 2025 compared to $787.5 million, or 35.9% of net sales, in 2024. The $118.5 million increase in gross profit was primarily from higher net sales of $104.5 million in the electronics products business within the Electronics segment, $15.3 million in the passenger car products business within the Transportation segment, and improved margin in the industrial circuit protection products business within the Industrial segment, driven by higher volume, favorable price, and product mix. As mentioned above, the out-of-period adjustments of $13.5 million negatively impacted gross margin by 0.6% for the fiscal year 2024.

Operating Expenses

Total operating expenses were $868.5 million, or 36.4% of net sales, for 2025 compared to $628.8 million, or 28.7% of net sales, for 2024. The increase in operating expenses of $239.8 million was primarily due to an increase in restructuring, impairment, and other charges of $211.6 million. The Company recorded a non-cash goodwill impairment charge of $301.2 million associated with the Electronics-Semiconductor reporting unit within the Electronics segment during 2025, while in 2024, the Company recorded $93.5 million of non-cash impairment charges, which included $47.8 million for the impairment of intangible assets primarily related to certain acquired customer relationships, developed technology, and tradename in the Industrial Controls and Sensors reporting unit within the Industrial segment, and $36.1 million and $8.6 million of non-cash goodwill impairment charges associated with the Industrial Controls and Sensors reporting unit within the Industrial segment and the Automotive Sensors reporting unit within the Transportation segment, respectively. Additionally, the remaining increase in operating expenses in 2025 was due to higher selling, general, and administrative expenses of $31.4 million driven by higher annual incentive compensation expenses and the Dortmund Fab acquisition.

Operating Income

Operating income in 2025 was $37.5 million, a decrease of $121.3 million or 76.4% compared to $158.8 million for 2024. The decrease in operating income was primarily due to the non-cash goodwill impairment charge of $301.2 million recognized in 2025 compared to the non-cash charge of $92.6 million from the impairment of intangible assets and goodwill in 2024 as noted above, partially offset by higher operating income of $50.2 million, $26.2 million and $16.7 million across the Electronics, Transportation and Industrial segments, respectively. Operating margins decreased from 7.2% in 2024 to 1.6% in 2025 primarily driven by higher non-cash impairment charge mentioned above. The non-cash charge of $301.2 million from the impairment of goodwill negatively impacted the 2025 operating margin by 12.6%, while the total non-cash charges of $92.6 million from the impairment of intangible assets and goodwill negatively impacted the 2024 operating margin by 4.2%.

Income Before Income Taxes

Income before income taxes in 2025 was $3.6 million, or 0.2% of net sales compared to $151.9 million, or 6.9% of net sales for 2024. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily impacted by foreign exchange losses of $16.6 million in the fiscal year 2025 compared to foreign exchange gains of $9.2 million in the fiscal year 2024, and unrealized losses of $3.6 million during the fiscal year 2025 compared to unrealized gains of $0.1 million during the fiscal year 2024 related to the Company's equity investment, and higher loss of $1.0 million from investments under equity method and higher non-operating pension expense of $0.9 million.

Income Taxes

Income tax expense in 2025 was $75.3 million, or an effective tax rate of 2,087.8%, compared to income tax expense of $51.7 million, or an effective tax rate of 34.0% in 2024. The effective tax rate in 2025 is higher than the effective tax rate for 2024, primarily due to the increased impact of the goodwill impairment charge in 2025 with no related tax benefit. The effective tax rate for 2025 is higher than the statutory tax rate primarily due to the impact of the 2025 goodwill impairment with no related tax benefit as previously noted. Further information regarding these items is provided in Note 14, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report.

Segment Information

The Company reports its operations by the following segments: Electronics, Transportation and Industrial. Segment information is described more fully in Note 16, Segment Information, of the Notes to Consolidated Financial Statements included in this Annual Report.

The following table is a summary of the Company’s net sales and operating income by segment:

Net Sales	Fiscal Year
(in millions)	2025	2024	Change	% Change
Electronics	$1,345.5	$1,186.8	$158.7	13.4%
Transportation	676.4	672.4	4.0	0.6%
Industrial	364.4	331.6	32.8	9.9%
Total	$2,386.3	$2,190.8	$195.5	8.9%

Segment Operating Income	Fiscal Year
(in millions)	2025	2024	Change	% Change
Electronics	$220.1	$169.9	$50.2	29.6%
Transportation	84.8	58.6	26.2	44.7%
Industrial	59.0	42.3	16.7	39.5%
Total segment operating income	363.9	270.8	93.1
Other (a)	(326.3)	(112.0)	(214.3)
Total operating income	$37.5	$158.8	$(121.2)	(76.4)%

(a) Fiscal year 2025 included $302.1 million of non-cash impairment charges, which included a $301.2 million non-cash goodwill impairment charge associated with the Electronics-Semiconductor reporting unit within the Electronics segment. In addition, the Company recognized impairment charges of $0.5 million and $0.4 million related to certain machinery and equipment in the commercial vehicle business within the Transportation segment and the electronics products business within the Electronics segment, respectively. The Company also recognized total restructuring charges of $18.0 million, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions in the power semiconductor business within the Electronics segment and the reorganization of certain manufacturing, selling and administrative functions in the commercial vehicle business and automotive sensors business within the Transportation segment. See Note 8, Restructuring, Impairment and Other Charges, for further discussion. Also included in "Other" Operating income was $5.4 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, $0.6 million of purchase accounting inventory adjustments related to the Basler and Dortmund Fab acquisitions, and a $0.3 million loss related to the sale of the Marine business within the Transportation segment.

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

Electronics Segment

Net Sales

Net sales in the Electronics segment increased $158.7 million, or 13.4%, in 2025 compared to 2024 and included $49.0 million or 4.1% of incremental sales from the Dortmund Fab acquisition in the semiconductor business and favorable changes in foreign exchange rates of $9.7 million or 0.8%. The net sales increase was primarily due to higher volume of $104.5 million from the electronics products business driven by higher end market demand.

Operating Income

Operating income was $220.1 million, representing an increase of $50.2 million, or 29.6%, in 2025 compared to $169.9 million in 2024. The increase in operating income was primarily from the electronics products business due to volume leverage. Operating margins increased from 14.3% in 2024 to 16.4% in 2025 primarily due to volume leverage from the electronics products business, partially offset by lower gross margin from the semiconductor business.

Transportation Segment

Net Sales

Net sales in the Transportation segment increased $4.0 million, or 0.6%, in 2025 compared to 2024 and included favorable changes in foreign exchange rates of $7.5 million or 1.1%. After factoring in the favorable changes in foreign exchange, net sales decreased by $3.5 million as the lower volume from automotive sensors driven by the strategic exit of certain lower margin products more than offset increases in the passenger car products business driven by solid demand for core passenger car products and favorable price.

Operating Income

Operating income was $84.8 million, representing an increase of $26.2 million, or 44.7%, in 2025 compared to $58.6 million in 2024. The increase in operating income was primarily from the passenger car products business due to favorable price, volume leverage, cost reduction initiatives, along with the 2024 out-of-period adjustment of $11.1 million. Operating margins increased from 8.7% in 2024 to 12.5% in 2025 primarily driven by improved gross margin from the passenger car products business, partially offset by lower gross margin in the automotive sensors business. In addition to the factors impacting operating income discussed above, the 2024 out-of-period adjustment of $11.1 million negatively impacted 2024 operating margins by 1.7%.

Industrial Segment

Net Sales

Net sales in the Industrial segment increased by $32.8 million, or 9.9%, in 2025 compared to 2024 and included favorable changes in foreign exchange rates of $0.4 million or 0.1%. The net sales increase was due to higher volume from industrial circuit protection and industrial control and sensor products driven by growth from energy storage, renewables, data center and HVAC end markets and favorable price.

Operating Income

Operating income was $59.0 million, representing an increase of $16.7 million, or 39.5%, in 2025 compared to $42.3 million in 2024. The increase in operating income was driven by higher volume from industrial circuit protection and industrial control and sensor products driven by increased end market demand, favorable price and cost reductions along with the 2024 out-of-period adjustment of $4.1 million. Operating margins increased from 12.8% in 2024 to 16.2% in 2025 primarily due to higher volume, favorable price and cost reductions. In addition to the factors impacting operating income discussed above, the 2024 out-of-period adjustment related to the Industrial segment negatively impacted the 2024 operating margin by 1.2%.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Fiscal Year
(in millions)	2025	2024	Change	% Change
Americas	947.9	$900.4	$47.6	5.3%
Asia-Pacific	906.5	824.7	81.8	9.9%
Europe	531.9	465.7	66.1	14.2%
Total	$2,386.3	$2,190.8	$195.5	8.9%

Americas

Net sales in the Americas increased $47.6 million, or 5.3%, in 2025 compared to 2024. The increase in net sales was primarily due to higher volume from the electronics products business within the Electronics segment and all businesses across the Industrial segment, partially offset by lower volume from the automotive sensors business within the Transportation segment and lower volume from the semiconductor business within the Electronics segment compared to 2024.

Asia-Pacific

Asia-Pacific net sales increased $81.8 million, or 9.9%, in 2025 compared to 2024 and included unfavorable changes in foreign exchange rates of $1.3 million. The increase in net sales was primarily due to higher volume from the Electronics segment, industrial circuit protection products within the Industrial segment and the passenger car products business within the Transportation segment, partially offset by lower volume from the automotive sensors business within the Transportation segment compared to 2024.

Europe

Europe net sales increased $66.1 million, or 14.2%, in 2025 compared to 2024 and included $49.0 million or 10.5% of incremental net sales from the Dortmund Fab acquisition in the semiconductor business within the Electronics segment and favorable changes in foreign exchange rates of $18.9 million. After factoring in the favorable changes in exchange rates, net sales decreased due to lower power semiconductor volumes.

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

Cost of Sales

Cost of sales was $1,403.2 million, or 64.1% of net sales, in 2024 compared to $1,462.4 million, or 61.9% of net sales, in 2023. As a percent of net sales, cost of sales increased 2.2% driven by lower volume in the Electronics segment, partially offset by improved margin from all businesses within the Transportation segment driven by favorable price, product mix and cost reduction initiatives. In addition, during the year ended December 28, 2024, the Company identified certain errors in its previously issued financial statements that were corrected through cumulative out-of-period adjustments in the financial statements as of and for the year ended December 28, 2024. The error that was identified by management related to the valuation and existence of inventory that originated in prior periods at certain of our non-U.S. manufacturing locations within the Transportation and Industrial segments. As a result, the Company recorded an out-of-period adjustment of $13.5 million in the year ended December 28, 2024, of which $12.3 million was the cumulative out-of-period adjustment related to fiscal years prior to 2024. The out-of-period adjustment negatively impacted cost of sales as percentage of net sales by 0.6%.

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

Operating Income

Operating income was $58.6 million, representing an increase of $24.9 million, or 73.9%, in 2024 compared to $33.7 million in 2023. The increase in operating income was primarily due to favorable price and cost reduction initiatives from the commercial vehicle business. Operating margins increased from 5.0% to 8.7% primarily driven by favorable price and product mix and cost reduction initiatives from the commercial vehicle business. In addition, as mentioned above, during the year ended December 28, 2024, the Company identified certain errors in its previously issued financial statements that were corrected through cumulative out-of-period adjustments in the financial statements as of and for the year ended December 28, 2024. The out-of-period adjustment related to the Transportation segment was $11.1 million, which negatively impacted operating margin by 1.7%.

Industrial Segment

Net Sales

The Industrial segment net sales decreased by $2.4 million, or 0.7%, in 2024 compared to 2023 and included unfavorable changes in foreign exchange rates of $1.2 million or 0.4%. The sales decrease was due to lower volume across industrial control products driven by softer end market demand in the first half of 2024.

Operating Income

Operating income was $42.3 million, representing a decrease of $12.5 million, or 22.8%, in 2024 compared to $54.8 million in 2023. The decrease in operating income was driven by lower volume due to reduced industrial end market demand across industrial control products and industrial circuit protection along with cost inflation. Operating margins were 12.8% in 2024 compared to 16.4% in 2023. The decrease in operating margin was due to cost inflation, partially offset by favorable price. In addition, as mentioned above, during the year ended December 28, 2024, the Company identified certain errors in its previously issued financial statements that were corrected through cumulative out-of-period adjustments in the financial statements as of and for the year ended December 28, 2024. The out-of-period adjustment related to the Industrial segment was $4.1 million, which negatively impacted operating margin by 1.2%.

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

Liquidity and Capital Resources

Cash and cash equivalents were $563.4 million as of December 27, 2025, a decrease of $161.5 million as compared to December 28, 2024.

As of December 27, 2025, $419.1 million of the Company's $563.4 million cash and cash equivalents was held by non-U.S. subsidiaries. Of the $419.1 million, at least $230.4 million can be repatriated with minimal tax consequences, although in certain cases a non-U.S. withholding tax would be payable but subsequently refunded. With respect to the remaining $188.7 million, the Company has recognized deferred tax liabilities on approximately $114.4 million as of December 27, 2025 because the amounts are not considered to be permanently reinvested, and the Company may access additional amounts through loans and other means. Repatriation of some non-U.S. cash balances is restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions and tax laws could result in changes to these judgments and the need to record additional tax liabilities.

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

Loans made under the available credit facility pursuant to the Credit Agreement (the "Credit Facility") bear interest at the Company’s option, at either Secured Overnight Financing Rate ("SOFR"), fixed for interest periods of one, two, three or six-month periods, plus 1.00% to 1.75%, plus a SOFR adjustment of 0.10% or at the bank’s Base Rate, as defined in the Credit Agreement, plus 0.00% to 0.75%, based upon the Company’s Consolidated Leverage Ratio, as defined in the Credit Agreement. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.10% to 0.175%, based on the Consolidated Leverage Ratio, as defined in the Credit Agreement. The Credit Agreement includes representations, covenants and events of default that are customary for financing transactions of this nature.

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the fiscal year ended December 27, 2025, the Company made term loan payments of $15.0 million. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $266.3 million, respectively, as of December 27, 2025.

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

As of December 27, 2025, the effective interest rate on unhedged portion of the outstanding borrowings under the Credit Facility was 4.82%, and 3.88% on the hedged portion.

As of December 27, 2025, the Company had $1.1 million outstanding letters of credit and had available $598.9 million of borrowing capacity under the revolving credit facility. As of December 27, 2025, the Company was in compliance with all covenants under the credit agreement.

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

On November 15, 2017, the Company entered into a Note Purchase Agreement pursuant to which the Company issued and sold $175 million in aggregate principal amount of senior notes in two series. On January 16, 2018, $50 million aggregate principal amount of 3.48% Senior Notes, Series A, due February 15, 2025 (“U.S. Senior Notes, Series A due 2025”) and $125 million in aggregate principal amount of 3.78% Senior Notes, Series B, due February 15, 2030 (“U.S. Senior Notes, Series B due 2030”) (together, the “U.S. Senior Notes due 2025 and 2030”) were funded. During the first fiscal quarter of 2025, the Company paid off $50 million of U.S. Senior Notes, Series A due 2025. Interest on the U.S. Senior Notes Series B due 2030 is payable on February 15 and August 15, commencing on August 15, 2018.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. As of December 27, 2025, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to note holders and is required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Debt Covenants
The Company was in compliance with its debt covenants as of December 27, 2025. As of December 27, 2025, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions

On December 11, 2025, the Company completed the acquisition of Basler. Basler is a leading designer and manufacturer of innovative electrical control and protection solutions for high-growth industrial markets including grid and utility infrastructure, power generation and data center. At the time of acquisition, Basler had annualized sales of approximately $130 million. The business is reported within the Company’s Industrial segment. The total purchase consideration was $350.3 million, net of cash acquired, subject to a working capital adjustment. The acquisition was funded with the Company's cash on hand.

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

The following describes the Company’s cash flows for the fiscal year ended December 27, 2025 and December 28, 2024:

	Fiscal Year
(in millions)	2025	2024
Net cash provided by operating activities	$433.8	$367.6
Net cash used in investing activities	(468.9)	(65.8)
Net cash used in financing activities	(149.3)	(112.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	23.0	(20.1)
(Decrease) increase in cash, cash equivalents, and restricted cash	(161.3)	169.3
Cash, cash equivalents, and restricted cash at beginning of period	726.4	557.1
Cash, cash equivalents, and restricted cash at end of period	$565.1	$726.4

Cash Flow from Operating Activities

Net cash provided by operating activities was $433.8 million in the fiscal year 2025, an increase of $66.1 million, compared to $367.6 million in the fiscal year 2024. The increase in net cash provided by operating activities was primarily due to higher cash earnings.

Cash Flow from Investing Activities

Net cash used in investing activities was $468.9 million in the fiscal year 2025, compared to $65.8 million in the fiscal year 2024. Net cash paid for acquisitions was $407.7 million for the Basler and Dortmund Fab acquisitions in the fiscal year 2025. Capital expenditures were $67.6 million, representing a decrease of $8.2 million compared to the fiscal year 2024. The Company also received proceeds of $5.6 million mainly from the sale of the Marine business within the Transportation segment in the fiscal year 2025 as compared to proceeds of $10.8 million from the sale of a land use right within the Electronics segment and two buildings from the Transportation segment in the fiscal year 2024.

Cash Flow from Financing Activities

Net cash used in financing activities was $149.3 million in the fiscal year 2025 compared to $112.4 million in the fiscal year 2024. During the fiscal year 2025, the Company paid $50 million of U.S. Senior Notes, Series A, due February 15, 2025 and $15.0 million on the term loan under the Credit Facility. During the fiscal year 2024, the Company paid $7.5 million on the term loan. The Company paid dividends of $72.0 million, an increase of $4.9 million, in the fiscal year 2025 compared to $67.1 million in the fiscal year 2024. In addition, the Company repurchased 120,689 shares and 179,311 shares of its common stock totaling $27.4 million and $40.9 million during the fiscal year 2025 and 2024, respectively. The Company paid a $0.2 million excise tax related to the share repurchases during the fiscal year 2025. Additionally, the Company received $22.6 million of net proceeds from stock option exercises and restricted stock units vesting activities during the fiscal year 2025 compared to $5.7 million in the fiscal year 2024.

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

Contractual Obligations and Commitments

The following table summarizes outstanding contractual obligations and commitments as of December 27, 2025:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	Greater than 5 Years
Total debt(a)	$804,460	$96,233	$483,227	$125,000	$100,000
Interest payments(b)	86,960	32,270	32,447	15,748	6,495
Operating and finance lease payments(c)	102,348	15,376	28,263	23,618	35,091
Purchase obligations(d)	16,574	14,692	1,882	—	—
Total	$1,010,342	$158,571	$545,819	$164,366	$141,586

(a)Excludes offsetting issuance costs of $1.8 million. Euro denominated debt amounts are converted based on the Euro to U.S. Dollar spot rate at year end. For more information see Note 9, Debt, of the Notes to Consolidated Financial Statements.

(b)Amounts represent estimated contractual interest payments on outstanding debt. Rates in effect as of December 27, 2025 are used for variable rate debt. For more information see Note 9, Debt, of the Notes to Consolidated Financial Statements.

(c)For more information see Note 7, Lease Commitments, of the Notes to Consolidated Financial Statements.

(d)Purchase obligations include purchase commitments and commitments for capital expenditures not recognized in the Company’s Consolidated Balance Sheets.

In addition to the above contractual obligations and commitments, the Company had the following obligations at December 27, 2025:

The Company has Company-sponsored defined benefit pension plans covering employees at various non-U.S. subsidiaries including the U.K., Germany, the Philippines, China, Japan, Mexico, Italy, and France. At December 27, 2025, the Company had a net unfunded status of $40.2 million. The Company expects to make approximately $1.5 million of contributions to the plans and pay $2.3 million of benefits directly in 2026. For additional information, see Note 11, Benefit Plans, of the Notes to Consolidated Financial Statements.

Dividends

Cash dividends paid totaled $72.0 million, $67.1 million and $62.2 million for 2025, 2024 and 2023, respectively. On January 28, 2026, the Board of Directors of the Company declared a quarterly cash dividend of $0.75 per share, payable on March 5, 2026 to stockholders of record as of February 19, 2026.

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

During the fiscal year of 2025, the Company repurchased 120,689 shares of its common stock totaling $27.4 million pursuant to the 2024 program. There is $270.6 million of an authorized amount not yet purchased under the 2024 program as of December 27, 2025. During the fiscal year of 2024, the Company repurchased 179,311 shares of its common stock totaling $40.9 million, of which, $38.9 million was pursuant to the 2021 program and $2.0 million was pursuant to the 2024 program. During the fiscal year of 2023, the Company did not repurchase any shares of its common stock.

Off-Balance Sheet Arrangements

As of December 27, 2025, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The revolving loan and term loan balance under the Credit Facility was $100.0 million and $266.3 million, respectively, as of December 27, 2025. On May 12, 2022, the Company entered into an interest rate swap agreement to manage interest rate risk exposure, effectively converting the interest rate on the Company's SOFR based floating-rate loans to a fixed-rate. The interest rate swap, with a notional value of $200 million, was designated as a cash flow hedge against the variability of cash flows associated with the Company's SOFR based loans scheduled to mature on June 30, 2027. The cash flow hedge reduces the Company exposure to future interest rate fluctuation. After consideration of the hedge above, the remaining borrowings of $166.3 million, which represents approximately 21% of the Company's total debt, is subject to future interest rate fluctuations which could potentially have a negative impact on the Company's cash flows. A prospective increase of 100 basis points in the interest rate applicable to the Company’s outstanding borrowings under its credit facility would result in an increase of approximately $1.7 million in annual interest expense. This exposure would be partially if not fully offset by higher interest income from the Company's investments.

Foreign Exchange Rate Risk

The majority of the Company’s operations consist of manufacturing and sales activities in foreign countries. The Company has operations in China, France, Germany, India, Ireland, Mexico, Philippines, U.K., Japan, Lithuania, Netherlands, Portugal, Singapore, South Korea, Spain, U.S., and Vietnam. During 2025, sales to customers outside the U.S. were approximately 65% of total net sales. During 2024, sales to customers outside the U.S. were approximately 63% of total net sales. Substantially all sales in Europe are denominated in euros and substantially all sales in the Asia-Pacific region are denominated in U.S. dollars, Chinese renminbi, Japanese yen, or Korean won.

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

At December 27, 2025, the net value of the Company’s assets with exposure to foreign currency risk was approximately $19.2 million, with the largest exposure being a Japanese Yen denominated intercompany loan with a U.S. Dollars functional currency subsidiary. The reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive asset instruments would be $1.9 million at December 27, 2025. At December 27, 2025, the net value of the Company’s liabilities with exposure to foreign currency risk was $13.2 million, with the largest exposure being U.S. Dollar denominated intercompany loans with Sterling and Mexican Peso functional currency subsidiaries. The reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive liability instruments would be $1.3 million at December 27, 2025. As a result of the mix in currencies impacting the hypothetical 10% changes, the movements in some instruments would offset movements in other instruments reducing the hypothetical exposure to the Company.

Commodity Price Risk

The Company uses various metals in the manufacturing of its products, including copper, zinc, tin, gold, silver, and ruthenium. Worldwide demand, availability, and pricing of these raw materials have been volatile. In recent years, the prices of many of these raw materials continue to fluctuate, and in many cases increase, and fluctuations may persist in the future. The increase in prices of these and other commodities can rise and result in materially higher costs of producing our products. The Company believes it has adequate primary and secondary sources of supply for each of our key materials. While the Company is exposed to significant changes in certain metal prices and expects higher material costs, the Company actively monitors these exposures, has taken and may take various actions in the future, including price increases and productivity improvements to mitigate any negative impacts of these exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Littelfuse, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Littelfuse, Inc. and subsidiaries (the “Company”) as of December 27, 2025 and December 28, 2024, the related consolidated statements of net (loss) income, comprehensive income, equity, and cash flows, for the periods ended December 27, 2025 and December 28, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for the periods ended December 27, 2025 and December 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill and Other Intangible Assets– Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of each reporting unit to its carrying value. The Company engages a third-party appraisal firm to assist in the Company’s determination of the estimated fair values for each reporting unit. This determination includes estimating the fair value of each reporting unit using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected operating results, economic projections, anticipated future cash flows, discount rates and the allocation of shared or corporate items. The market approach estimates fair values using comparable marketplace fair value data from within a comparable industry grouping.

We identified the valuation of goodwill within the Electronics-Semiconductor and Industrial Controls and Sensors reporting units (“reporting units”) as a critical audit matter because of the reporting units’ historical and current year performance as compared to projections and because of the significant judgments made by management to estimate the respective fair values. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when auditing management’s judgments related to forecasts of revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”), in addition to the selection of the discount rate in estimating the fair value of the reporting units.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s forecasts of revenue and EBITDA, and the selection of the discount rate used by management to estimate the fair value of the reporting units, included the following, among others:

•We tested the design and operating effectiveness of controls over the annual goodwill impairment assessment, including those over the preparation of the revenue and EBITDA forecasts, and the selection of the discount rate to estimate the fair value of the reporting units.
•We evaluated management’s ability to accurately forecast revenue and EBITDA (“forecasts”) by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to:
◦Internal communications to management and the Board of Directors.
◦Historical results, third-party economic research, industry performance, and peer company performance.
◦Actual results from the September 28, 2025, annual measurement date to December 27, 2025.
•We performed sensitivity analyses to evaluate changes to the impairment test if key assumptions are changed.
•With the assistance of our fair value specialists, for the goodwill impairment assessments we evaluated the reasonableness of the (1) valuation methodology, and (2) discount rate, by:
◦Evaluating whether the fair value model being used is appropriate considering the Company’s circumstances and valuation premise identified.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.
◦Testing the underlying source information and mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 19, 2026

We have served as the Company's auditor since 2024.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Littelfuse, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Littelfuse, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 30, 2023 (not presented herein), the related consolidated statements of net income, comprehensive income, equity, and cash flows for the year then ended, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor from 2014 to 2023.

Southfield, Michigan
February 16, 2024 (except for Note 16, as to which the date is March 13, 2025)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Littelfuse, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Littelfuse, Inc. and subsidiaries (the “Company”) as of December 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 27, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those consolidated financial statements.

On December 11, 2025, the Company completed the acquisition of Basler, as discussed in Note 2 – Acquisitions. Management has excluded Basler’s internal controls over financial reporting from its assessment of the effectiveness of internal controls over financial reporting as of December 27, 2025. Basler’s net sales and total assets represent approximately 0.2% and 9%, respectively, of the consolidated financial statement amounts as of and for the fiscal year ended, December 27, 2025.

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

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 19, 2026

LITTELFUSE, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 27, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$563,391	$724,924
Short-term investments	287	976
Trade receivables, less allowances of $77,073 and $69,990, respectively	363,215	294,371
Inventories (Note 3)	416,472	416,273
Prepaid income taxes and income taxes receivable	6,137	11,749
Prepaid expenses and other current assets	85,832	103,716
Total current assets	1,435,334	1,552,009
Net property, plant, and equipment (Note 4)	540,640	477,068
Intangible assets, net of amortization (Note 5)	594,907	482,118
Goodwill (Note 5)	1,211,411	1,228,502
Investments (Note 1)	20,010	23,245
Deferred income taxes (Note 14)	5,255	4,899
Right of use lease assets (Note 7)	86,263	72,211
Other long-term assets	62,976	51,727
Total assets	$3,956,796	$3,891,779
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$211,079	$188,359
Accrued liabilities (Note 6)	199,271	148,276
Accrued income taxes	26,186	29,658
Current portion of long-term debt (Note 9)	96,233	67,612
Total current liabilities	532,769	433,905
Long-term debt, less current portion (Note 9)	706,394	788,502
Deferred income taxes (Note 14)	102,335	95,532
Accrued post-retirement benefits (Note 11)	38,733	29,836
Non-current lease liabilities (Note 7)	71,765	60,559
Other long-term liabilities	78,766	69,833
Total liabilities	1,530,762	1,478,167
Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, 27,014,490 and 26,758,730, respectively	264	262
Additional paid-in capital	1,098,150	1,049,079
Treasury stock, at cost: 2,088,409 and 1,937,380 shares, respectively	(338,696)	(305,351)
Accumulated other comprehensive loss	(5,383)	(146,361)
Retained earnings	1,671,699	1,815,628
Littelfuse, Inc. shareholders’ equity	2,426,034	2,413,257
Non-controlling interest	—	355
Total equity	2,426,034	2,413,612
Total liabilities and equity	$3,956,796	$3,891,779

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF NET (LOSS) INCOME

	Fiscal Year Ended
(in thousands, except per share data)	December 27, 2025	December 28, 2024	December 30, 2023
Net sales	$2,386,294	$2,190,768	$2,362,657
Cost of sales	1,480,251	1,403,226	1,462,416
Gross profit	906,043	787,542	900,241

Selling, general, and administrative expenses	381,773	350,421	354,655
Research and development expenses	106,899	107,773	102,429
Amortization of intangibles	59,793	62,127	65,794
Restructuring, impairment, and other charges	320,050	108,441	16,501
Total operating expenses	868,515	628,762	539,379
Operating income	37,528	158,780	360,862

Interest expense	34,303	38,717	39,866
Foreign exchange loss (gain)	16,612	(9,230)	12,299
Other income, net	(16,994)	(22,570)	(19,901)
Income before income taxes	3,607	151,863	328,598
Income taxes	75,307	51,673	69,113
Net (loss) income	$(71,700)	$100,190	$259,485

(Loss) income per share:
Basic	$(2.89)	$4.04	$10.44
Diluted	$(2.89)	$4.00	$10.34

Weighted average shares and equivalent shares outstanding:
Basic	24,817	24,821	24,854
Diluted	24,817	25,039	25,102

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(in thousands)	December 27, 2025	December 28, 2024	December 30, 2023
Net (loss) income	$(71,700)	$100,190	$259,485
Other comprehensive (loss) income:
Pension and postemployment adjustments, net of tax	(2,178)	(2,896)	(5,420)
Cash flow hedges, net of tax	6,831	(3,147)	(2,148)
Foreign currency translation adjustments, net of tax	136,325	(84,501)	47,515
Comprehensive income	$69,278	$9,646	$299,432

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	December 27, 2025	December 28, 2024	December 30, 2023
OPERATING ACTIVITIES
Net (loss) income	$(71,700)	$100,190	$259,485
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	74,871	68,325	71,634
Amortization of intangibles	59,793	62,127	65,794
Impairment charges	302,052	93,515	4,853
Deferred revenue	2,399	(2,028)	1,787
Stock-based compensation	27,301	26,012	23,898
Loss (gain) on investments and other assets	3,639	(112)	291
Deferred income taxes	3,339	(2,823)	46
Other	5,186	(7,873)	5,473
Changes in operating assets and liabilities:
Trade receivables	(36,401)	(15,347)	24,517
Inventories	40,181	47,143	82,471
Accounts payable	11,342	16,260	(36,277)
Accrued liabilities and income taxes	4,095	(34,560)	(61,022)
Prepaid expenses and other assets	7,667	16,792	14,437
Net cash provided by operating activities	433,764	367,621	457,387
INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(407,718)	—	(198,810)
Purchases of property, plant, and equipment	(67,637)	(75,877)	(86,188)
Net proceeds from sale of property, plant, equipment, and other	5,806	10,836	832
Other	689	(741)	(151)
Net cash used in investing activities	(468,860)	(65,782)	(284,317)
FINANCING ACTIVITIES
Payments of senior notes payable	(50,000)	—	(121,302)
Repayments of other debts	(2,829)	(2,707)	(2,697)
Payments of term loan	(15,000)	(7,500)	(7,500)
Net proceeds related to stock-based award activities	22,630	5,694	7,934
Cash dividends paid	(71,991)	(67,061)	(62,161)
Purchases of common stock	(27,553)	(40,862)	—
Other	(4,530)	—	—
Net cash used in financing activities	(149,273)	(112,436)	(185,726)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	23,036	(20,089)	4,840
(Decrease) increase in cash, cash equivalents, and restricted cash	(161,333)	169,314	(7,816)
Cash, cash equivalents, and restricted cash at beginning of period	726,437	557,123	$564,939
Cash, cash equivalents, and restricted cash at end of period	$565,104	$726,437	$557,123
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$563,391	$724,924	$555,513
Restricted cash included in other long-term assets	1,713	1,513	1,610
Cash paid during the period for interest	34,361	36,207	37,167
Cash paid during the period for income taxes, net of refunds	81,601	83,765	73,932
Capital expenditures, not yet paid	9,340	11,727	9,191

See accompanying Notes to Consolidated Financial Statements.

LITTELFUSE, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Inc. (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance at December 31, 2022	$261	$974,097	$(252,866)	$(95,764)	$1,585,466	$184	$2,211,378
Net income	—	—	—	—	259,485	—	259,485
Other comprehensive income, net of tax	—	—	—	39,947	—	—	39,947
Stock-based compensation	—	23,898	—	—	—	—	23,898
Non-controlling interest	—	—	—	—	(128)	128	—
Withheld 25,933 shares on restricted share units for withholding taxes	—	—	(6,397)	—	—	—	(6,397)
Stock options exercised	1	14,330	—	—	—	—	14,331
Cash dividends paid ($2.50 per share)	—	—	—	—	(62,161)	—	(62,161)
Balance at December 30, 2023	$262	$1,012,325	$(259,263)	$(55,817)	$1,782,662	$312	$2,480,481
Net income	—	—	—	—	100,190	—	100,190
Other comprehensive loss, net of tax	—	—	—	(90,544)	—	—	(90,544)
Stock-based compensation	—	26,012	—	—	—	—	26,012
Non-controlling interest	—	—	—	—	(163)	43	(120)
Withheld 21,732 shares on restricted share units for withholding taxes	—	—	(5,048)	—	—	—	(5,048)
Stock options exercised	—	10,742	—	—	—	—	10,742
Repurchases of common stock, with excise tax	—	—	(41,040)	—	—	—	(41,040)
Cash dividends paid ($2.70 per share)	—	—	—	—	(67,061)	—	(67,061)
Balance at December 28, 2024	$262	$1,049,079	$(305,351)	$(146,361)	$1,815,628	$355	$2,413,612
Net loss	—	—	—	—	(71,700)	—	(71,700)
Other comprehensive income, net of tax	—	—	—	140,978	—	—	140,978
Stock-based compensation	—	27,301	—	—	—	—	27,301
Non-controlling interest	—	(6,829)	—	—	(238)	(355)	(7,422)
Withheld 30,385 shares on restricted share units for withholding taxes	—	—	(5,971)	—	—	—	(5,971)
Stock options exercised	2	28,599	—	—	—	—	28,601
Repurchases of common stock, with excise tax	—	—	(27,374)	—	—	—	(27,374)
Cash dividends paid ($2.90 per share)	—	—	—	—	(71,991)	—	(71,991)
Balance at December 27, 2025	$264	$1,098,150	$(338,696)	$(5,383)	$1,671,699	$—	$2,426,034

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

Fiscal Year

References herein to “2025”, “fiscal 2025” or “fiscal year 2025” refer to the fiscal year ended December 27, 2025. References herein to “2024”, “fiscal 2024” or “fiscal year 2024” refer to the fiscal year ended December 28, 2024. References herein to “2023”, “fiscal 2023” or “fiscal year 2023” refer to the fiscal year ended December 30, 2023. The Company operates on a 52-53 week fiscal year (4-4-5 basis) ending on the Saturday closest to December 31.

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

Out-of-Period Adjustments

During the year ended December 28, 2024, the Company identified certain errors in its previously issued financial statements that were corrected through cumulative out-of-period adjustments in the financial statements as of and for the year ended December 28, 2024. The error was identified by management and related to the valuation and existence of inventory that originated in prior periods at certain of our non-U.S. manufacturing locations within the Transportation and Industrial segments. As a result, the Company recorded an out-of-period adjustment to the prior years of $12.3 million in the year ended December 28, 2024. The adjustment increased cost of sales, offset by a reduction in inventory. The out-of-period adjustment resulted in a decrease to net income of $12.3 million. The Company evaluated the impact of the error and out-of-period adjustment and concluded it was not material to any previously issued financial statements and the adjustment was not material to the year ended December 28, 2024.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash at December 27, 2025 and December 28, 2024 reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended
(in millions)	2025	2024
Cash and cash equivalents	$563,391	$724,924
Restricted cash included in other assets	1,713	1,513
Total cash, cash equivalents and restricted cash	$565,104	$726,437

Short-Term and Long-Term Investments

As of December 27, 2025, the Company has an investment in Polytronics Technology Corporation Ltd. (“Polytronics”). The Company’s Polytronics shares held at the end of fiscal 2025 and 2024 represent approximately 6.7% of total Polytronics shares outstanding for both years. The Polytronics investment is carried at fair value. The fair value of the Polytronics investment was €6.5 million (approximately $7.7 million) at December 27, 2025 and €9.8 million (approximately $10.2 million) at December 28, 2024.

As a result of the Company’s acquisition of IXYS Corporation ("IXYS"), the Company has equity ownerships in various investments that are accounted for under the equity method. The Company owns 45% of the outstanding equity of Powersem GmbH, a module manufacturer based in Germany, approximately 15% of the outstanding equity of EB Tech Co., Ltd., a company with expertise in radiation technology based in South Korea, and approximately 24% of the outstanding common shares of Automated Technology (Phil), Inc., a supplier located in the Philippines that provides assembly and test services. The Company recognized a loss of $1.0 million and $0.6 million from its equity method investments for the fiscal years ended December 27, 2025 and December 28, 2024, respectively, recorded in Other (income), net, in the Consolidated Statements of Net (Loss) Income. The balance of these equity method investments was $12.3 million and $13.1 million as of the fiscal years ended December 27, 2025 and December 28, 2024, respectively. See Note 18, Related Party Transactions, for further discussion.

The Company has investments related to its non-qualified Supplemental Retirement and Savings Plan. The Company maintains accounts for participants through which participants make investment elections. The investment securities are subject to the claims of the Company’s creditors. The investment securities are all mutual funds. The investment securities are measured at net asset value. As of December 27, 2025 and December 28, 2024, the investment securities balance was $25.7 million and $23.3 million, respectively, related to the plan and are included in Other long-term assets on the Consolidated Balance Sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

The Company annually tests goodwill for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The results of the goodwill impairment test as of September 28, 2025 indicated that the estimated fair value for the Electronics-Semiconductor reporting unit was below its respective carrying value. Accordingly, the Company recorded a non-cash impairment charge of $301.2 million to reflect the impairment of goodwill for the Electronics-Semiconductor reporting unit within the Electronics segment. As a result of the impairment charge, the Electronics-Semiconductor reporting unit had $238.5 million of goodwill as of December 27, 2025. For the remainder of the Company's reporting units with goodwill: Electronics-Passive Products and Sensors, Passenger Car Products, Commercial Vehicle Products, Industrial Controls and Sensors, and Industrial Circuit Protection, the results of the goodwill impairment test as of September 28, 2025 indicated that their estimated fair values exceeded their respective carrying values.

During the fourth quarter of 2024, the Company recorded non-cash charges of $36.1 million and $8.6 million, respectively, to reflect the impairment of goodwill for the Industrial Controls and Sensors reporting unit within the Industrial segment and the Automotive Sensors reporting unit within the Transportation segment. As of December 27, 2025, the Industrial controls and sensors reporting unit had $274.9 million of remaining goodwill. There was no goodwill remaining within the Automotive sensors reporting unit as of December 28, 2024.

There was no impairment charge recorded during the fiscal year of 2023.

The Company compares each reporting unit’s fair value, estimated based on comparable company market valuations and expected future discounted cash flows to be generated by the reporting unit, to its carrying value. With the exception of the Electronics-Semiconductor reporting unit within the Electronics segment, the other five reporting units with goodwill passed the goodwill impairment test, with estimated fair values that exceeded the carrying values between 22% and 303%. As of the most recent annual test conducted on September 28, 2025, the Company noted that the excess of fair value over the carrying value was 87%, 153%, 99%, 22% and 303% for its reporting units: Electronics-Passive Products and Sensors, Passenger Car Products, Commercial Vehicle Products, Industrial Controls and Sensors, and Industrial Circuit Protection, respectively. Relatively small changes in the Company’s key assumptions would not have resulted in any reporting units failing the goodwill impairment test. See Note 5, Goodwill and Other Intangible Assets, for additional information.

The Company also performs an interim review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit. As part of its interim reviews, management analyzes potential changes in the value of individual reporting units based on each reporting unit’s operating results for the period compared to expected results as of the prior year’s annual impairment test. In addition, management considers how other key assumptions, including discount rates and expected long-term growth rates, used in the last annual impairment test, could be impacted by changes in market conditions and economic events. Based on the interim assessments as of December 27, 2025, management concluded that no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value.

Long-Lived Assets

For the fiscal year ended December 27, 2025, the Company recognized impairment charges of $0.5 million and $0.4 million related to certain machinery and equipment in the commercial vehicle business within the Transportation and the electronics products business within the Electronics segment, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

Revenue Disaggregation

The following table disaggregates the Company’s revenue by primary business units for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended December 27, 2025
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$669,579	$—	$—	$669,579
Electronics – Passive Products and Sensors	675,943	—	—	675,943
Commercial Vehicle Products	—	320,545	—	320,545
Passenger Car Products	—	293,641	—	293,641
Automotive Sensors	—	62,191	—	62,191
Industrial Products	—	—	364,395	364,395
Total	$1,345,522	$676,377	$364,395	$2,386,294

	Fiscal Year Ended December 28, 2024
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$615,372	$—	$—	$615,372
Electronics – Passive Products and Sensors	571,401	—	—	571,401
Commercial Vehicle Products	—	320,549	—	320,549
Passenger Car Products	—	278,332	—	278,332
Automotive Sensors	—	73,553	—	73,553
Industrial Products	—	—	331,561	331,561
Total	$1,186,773	$672,434	$331,561	$2,190,768

	Fiscal Year Ended December 30, 2023
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$767,393	$—	$—	$767,393
Electronics – Passive Products and Sensors	583,033	—	—	583,033
Commercial Vehicle Products	—	323,758	—	323,758
Passenger Car Products	—	266,004	—	266,004
Automotive Sensors	—	88,516	—	88,516
Industrial Products	—	—	333,953	333,953
Total	$1,350,426	$678,278	$333,953	$2,362,657

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

As of December 27, 2025 and December 28, 2024, the Company’s allowance for credit losses was $2.5 million and $1.6 million, respectively. Additionally, the Company had $9.3 million and $3.8 million of trade receivables greater than 90 days past due as of December 27, 2025 and December 28, 2024, respectively.

Advertising Costs

The Company expenses advertising costs as incurred, which amounted to $4.0 million, $5.0 million, and $4.0 million in fiscal years 2025, 2024 and 2023, respectively, and are included as a component of selling, general, and administrative expenses.

Shipping and Handling Fees and Costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts billed to customers related to shipping and handling are classified as revenue. Costs incurred for shipping and handling of $14.3 million, $15.3 million, and $15.4 million in fiscal years 2025, 2024, and 2023, respectively, are classified in selling, general, and administrative expenses.

Foreign Currency Translation / Remeasurement

The Company’s foreign subsidiaries use the local currency or the U.S. dollar as their functional currency, as appropriate. Assets and liabilities are translated using exchange rates at the balance sheet date, and revenues and expenses are translated at weighted average rates. Adjustments from the translation process are recognized in Shareholders’ equity as a component of Accumulated other comprehensive loss. The amount of foreign currency loss or (gain) recognized in the Consolidated Statements of Net (Loss) Income was loss (gain) of $16.6 million, $(9.2) million, and $12.3 million in fiscal years 2025, 2024 and 2023, respectively.

Stock-Based Compensation

The Company recognizes compensation expense for the cost of awards of equity compensation using a fair value method. Benefits of tax deductions in excess of recognized compensation expense are reported as operating cash flows. See Note 12, Stock-Based Compensation, for additional information on stock-based compensation.

Coal Mining Liability

Included in accrued liabilities is an accrual related to former coal mining operations at Littelfuse GmbH (formerly known as Heinrich Industries, AG) for the amounts of €1.8 million ($2.2 million) and €2.2 million ($2.3 million) at December 27, 2025 and December 28, 2024, respectively. Management, in conjunction with an independent third-party, performs an annual evaluation of the former coal mining operations in order to develop an estimate of the probable future obligations in regard to remediating the dangers (such as a shaft collapse) of abandoned coal mine shafts in the former coal mining operations. Management accrues for costs associated with such remediation efforts based on management's best estimate when such costs are probable and reasonably able to be estimated. The ultimate determination can only be done after respective investigations because the concrete conditions are mostly unknown at this time.

Other Income, Net

Other income, net generally consists of interest income, royalties, changes in fair value of available-for-sale securities, pension non-service costs and settlements and other non-operating (income) expense. The amount of interest income included in Other income, net, was $26.3 million, $28.0 million, and $18.9 million in fiscal years 2025, 2024 and 2023, respectively.

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

In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

On July 4, 2025, the United States enacted into law the legislation formally titled “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” and commonly referred to as the One Big Beautiful Bill Act (“OBBB”). The OBBB contains multiple business tax provisions, including the permanent extension of several expiring provisions of the Tax Act and multiple modifications to the international tax framework. The legislation has multiple effective dates with certain provisions effective in 2025 and others to be implemented in future years, and the Company determined the impact for the year ended December 27, 2025 was not significant. The Company will continue to monitor future administrative guidance and regulations that clarify the legislative text of the OBBB and the bill’s potential effect on the Company’s income taxes.

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

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments in this update provide more transparency about income tax information through improvements to the income tax disclosure primarily related to the income tax rate reconciliation and income taxes paid information. These requirements include: (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The other amendments in this update improve the effectiveness and comparability of disclosures by (3) adding disclosures of pretax income (or loss) and income tax expense (or benefit), and (4) removing disclosures that are no longer considered cost beneficial or relevant. The guidance is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 27, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 14, Income Taxes, for more information and the updated disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In December 2025, the FASB issued ASU No. 2025-12, "Codification Improvements." The amendments in this update represent changes to the codification that clarify, correct errors, or make minor improvements. The amendments make the codification easier to understand and apply. The amendments in this update are varied in nature and may affect the application of guidance in cases in which the original guidance may have been unclear. The guidance is effective for fiscal years beginning after December 15, 2026 with early adoption permitted. The Company does not expect any material effect of the adoption of this guidance on the Company's Consolidated Financial Statements.

In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." The amendments in this update result in a comprehensive list of interim disclosures that are required by GAAP. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in this update include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this update also clarify the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. The guidance is effective for fiscal years beginning after December 15, 2027 with early adoption permitted. The Company does not expect any material effect of the adoption of this guidance on the Company's Consolidated Financial Statements.

In November 2025, the FASB issued ASU No. 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements." The amendments in this update are intended to more closely align hedge accounting with the economics of an entity's risk management activities.The five issues addressed in this update (1) expand the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge by changing the requirement to designate a group of individual forecasted transactions from having a shared risk exposure to having a similar risk exposure, (2) provide a model to facilitate the application of cash flow hedge accounting to forecasted interest payments on variable-rate debt instruments with contractual terms that permit the borrower to change the interest rate index and interest rate tenor upon which interest is accrued, (3) expand hedge accounting for forecasted purchases and sales of nonfinancial assets, (4) update the hedge accounting guidance to accommodate differences in the loan and swap markets that developed after the cessation of the London Interbank Offered Rate, and (5) eliminate the recognition and presentation mismatch related to a dual hedge strategy. The guidance is effective for fiscal years beginning after December 15, 2026 with early adoption permitted. The Company does not expect any material effect of the adoption of this guidance on the Company's Consolidated Financial Statements.

In September 2025, the FASB issued ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." The amendments in this update require the entity to start capitalizing software costs when both of the following criteria are met: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). The amendments clarify that the intangibles disclosures are not required for capitalized internal-use software costs. Additionally, the amendments in this update supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs. The guidance is effective for fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the potential effects of these amendments on its Consolidated Financial Statements.

In September 2025, the FASB issued ASU No. 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." The amendments in this update provide entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. In developing reasonable and supportable forecasts as part of estimating expected credit losses, the practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The guidance is effective for fiscal years beginning after December 15, 2025 with early adoption permitted. The Company does not expect any material effect of the adoption of this guidance on the Company's Consolidated Financial Statements.

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

Basler Electric

On December 11, 2025, the Company completed the acquisition of Basler. Basler is a leading designer and manufacturer of innovative electrical control and protection solutions for high-growth industrial markets including grid and utility infrastructure, power generation and data center. At the time of acquisition, Basler had annualized sales of approximately $130 million. The business is reported within the Company’s Industrial segment. The purchase price for Basler was $361.7 million and is subject to a working capital adjustment.

The Company financed the transaction with cash on hand. The total purchase consideration of $350.3 million, net of cash acquired, has been allocated, on a preliminary basis, based on estimated fair values of assets acquired and liabilities assumed. As of December 27, 2025, the Company’s purchase price allocation reflects various provisional estimates that were based on the information that was available as of the acquisition date and the filing date of this Form 10-K. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the determination of those fair values, including the third-party valuation of acquired tangible and intangible assets, is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable.

The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the Basler acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$350,301
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables, net	16,798
Inventories	23,363
Other current assets	2,965
Property, plant, and equipment	23,237
Intangible assets	150,000
Goodwill	152,343
Other long-term assets	5,731
Current liabilities	(21,386)
Other long-term liabilities	(2,750)
$350,301

All Basler assets and liabilities were recorded in the Industrial segment and are primarily reflected in the North America geographic area. The goodwill resulting from this acquisition consists largely of the Company’s expected future product sales and synergies from combining Basler’s products and technology with the Company’s existing Industrial products portfolio. Goodwill resulting from the Basler acquisition is expected to be deductible for tax purposes.

Included in the Company’s Consolidated Statements of Net (Loss) Income for the fiscal year ended December 27, 2025 were net sales of $3.7 million, and a loss before income taxes of $1.2 million, respectively, since the December 11, 2025 acquisition of Basler.

As required by purchase accounting guidance, the Company recorded a $6.4 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up is being amortized as a non-cash charge to cost of goods sold during the fourth quarter of 2025 and first quarter of 2026, as the acquired inventory is sold, and reflected as other non-segment costs. The Company recognized a non-cash charge of $1.1 million to cost of goods sold during the fiscal year ended December 27, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal year ended December 27, 2025, the Company incurred $2.6 million of legal and professional fees related to the Basler acquisition recognized as Selling, general, and administrative expenses and reflected as other non-segment costs.

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

The following table summarizes the final purchase price allocation of the fair value of assets acquired and liabilities assumed in the Dortmund Fab acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$95,942
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables, net	5,985
Inventories	6,600
Other current assets	8,278
Property, plant, and equipment	30,132
Intangible assets	1,800
Goodwill	57,321
Other long-term assets	8,579
Current liabilities	(7,464)
Other long-term liabilities	(15,289)
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

Included in the Company’s Consolidated Statements of Net (Loss) Income for the fiscal year ended December 27, 2025 were net sales of $49.0 million, and a loss before income taxes of $69.1 million, respectively, since the December 31, 2024 acquisition of Dortmund Fab. The loss before income taxes included the goodwill impairment charge of $64.6 million recorded in the fourth quarter of the fiscal year 2025.

As required by purchase accounting guidance, the Company recorded a $0.5 million step-down of inventory to its fair value as of the acquisition date based on the valuation. The step-down was fully amortized as a non-cash credit to cost of sales during the first fiscal quarter of 2025 as the acquired inventory was sold and reflected as other non-segment costs.

For the fiscal year ended December 28, 2024 and December 30, 2023, the Company incurred $0.5 million and $3.0 million, respectively, of legal and professional fees related to the Dortmund Fab acquisition recognized as Selling, general, and administrative expenses and reflected as other non-segment costs. A total of $3.5 million of legal and professional fees related to the Dortmund Fab acquisition was recognized since 2023. These costs were reflected as other non-segment costs.

Western Automation

On February 3, 2023, the Company completed the acquisition of Western Automation Research and Development Limited (“Western Automation”) for approximately $162 million in cash. Headquartered in Galway, Ireland, Western Automation is a designer and manufacturer of electrical shock protection devices used across a broad range of high-growth end markets,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pro Forma Results

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company, Basler and Dortmund Fab as though the acquisitions had occurred as of December 31, 2023, and Western Automation as though the acquisition had occurred as of January 2, 2022. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the Basler and Dortmund Fab acquisitions occurred as of December 31, 2023, and Western Automation acquisition occurred as of January 2, 2022 or of future consolidated operating results.

	For the Fiscal Year Ended
(in thousands, except per share amounts)	December 27, 2025	December 28, 2024	December 30, 2023
Net sales	$2,515,937	$2,354,262	$2,364,543
Income before income taxes	11,474	148,476	330,114
Net (loss) income	(66,100)	96,901	260,812
Net (loss) income per share — basic	(2.66)	3.90	10.49
Net (loss) income per share — diluted	(2.66)	3.87	10.39

Pro forma results presented above primarily reflect the following adjustments:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Fiscal Year Ended
(in thousands)	December 27, 2025	December 28, 2024	December 30, 2023
Amortization (a)	$(11,009)	$(10,481)	$(479)
Depreciation	(833)	(1,821)	—
Transaction costs (b)	2,536	(2,535)	1,203
Amortization of unfavorable production contract (c)	—	2,269	—
Amortization of inventory adjustment (d)	563	(5,890)	—
Income tax benefit (expense) of above items	2,130	4,352	(91)
Total	$(6,613)	$(14,106)	$633

(a)The amortization adjustment for the twelve months ended December 27, 2025, December 28, 2024, and December 30, 2023, primarily reflects incremental amortization resulting from the measurement of intangibles at their fair values.
(b)The transaction cost adjustments reflect the reversal of certain legal and professional fees from the twelve months ended December 27, 2025 and December 30, 2023, respectively, and recognition of those fees during the twelve months ended December 28, 2024 and December 31, 2022, respectively.
(c)The amortization of the unfavorable production contract during the twelve months ended December 28, 2024 results from the fair value assigned to the unfavorable production contract liability that is amortized over four years.
(d)The amortization of inventory adjustment reflects the reversal of the amount recognized during the twelve months ended December 27, 2025 and recognition of the amortization during the twelve months ended December 28, 2024. The inventory adjustment related to the Basler acquisition is being amortized over three months as the inventory is sold. The inventory adjustment related to the Dortmund Fab acquisition was fully amortized over two months as the inventory was sold during 2025.

3. Inventories

The components of inventories at December 27, 2025 and December 28, 2024 were as follows:

(in thousands)	2025	2024
Raw materials	$186,662	$193,788
Work in process	131,129	115,497
Finished goods	181,376	173,513
Inventory reserves	(82,695)	(66,525)
Total	$416,472	$416,273

4. Property, Plant, and Equipment, net

The components of net property, plant, and equipment at December 27, 2025 and December 28, 2024 were as follows:

(in thousands)	2025	2024
Land and land improvements	$24,088	$17,593
Building and building improvements	215,024	192,441
Machinery and equipment	998,988	892,940
Accumulated depreciation and amortization	(697,460)	(625,906)
Total	$540,640	$477,068

The Company recorded depreciation expense of $74.9 million, $68.3 million, and $71.6 million for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively, in Cost of sales, Selling, general, and administrative expenses, and Research and development expenses in the Consolidated Statements of Net (Loss) Income.

5. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by segment were as follows:

(in thousands)	Electronics	Transportation	Industrial	Total
Gross goodwill as of December 30, 2023	$936,505	$237,115	$179,117	$1,352,737
Accumulated impairment losses as of December 30, 2023	—	(34,004)	(8,735)	(42,739)
Net goodwill as of December 30, 2023	$936,505	$203,111	$170,382	$1,309,998
Changes during 2024:
Impairments	—	(8,616)	(36,147)	(44,763)
Foreign currency translation adjustments	(29,634)	(2,854)	(4,245)	(36,733)
Gross goodwill as of December 28, 2024	906,871	233,286	173,882	1,314,039
Accumulated impairment losses as of December 28, 2024	—	(41,645)	(43,892)	(85,537)
Net goodwill as of December 28, 2024	$906,871	$191,641	$129,990	$1,228,502
Changes during 2025:
Additions (a)	57,321	—	152,343	209,664
Impairments	(301,185)	—	—	(301,185)
Foreign currency translation adjustments	61,322	5,758	7,350	74,430
Gross goodwill as of December 27, 2025	1,027,462	242,192	338,739	1,608,393
Accumulated impairment losses as of December 27, 2025	(303,133)	(44,793)	(49,056)	(396,982)
Net goodwill as of December 27, 2025	$724,329	$197,399	$289,683	$1,211,411

(a) The additions resulted from the acquisitions of Dortmund Fab and Basler.

The Company tests its goodwill annually for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The results of the goodwill impairment test as of September 28, 2025 indicated that the estimated fair value for the Electronics-Semiconductor reporting unit was below its respective carrying value. Accordingly, the Company recorded a non-cash charge of $301.2 million to reflect the impairment of goodwill for the Electronics-Semiconductor reporting unit within the Electronics segment during the fourth quarter of 2025.

The goodwill impairment charge for the Electronics-Semiconductor reporting unit in the fourth quarter of 2025 was due to reductions in the estimated fair value from lower expectations for future revenue, profitability and cash flows for the Electronics-Semiconductor reporting unit as compared to the expectations of the 2024 annual goodwill impairment test. In the context of a recent leadership transition and strategic reassessment in the semiconductor business, the reduction was primarily driven by lower projected volumes in the power semiconductor business, largely associated with the Dortmund Fab.

During the fourth quarter of 2024, the Company recorded non-cash charges of $36.1 million and $8.6 million, respectively, to reflect the impairment of goodwill for the Industrial controls and sensors reporting unit within the Industrial segment and the Automotive sensors reporting unit within the Transportation segment. There were no impairment charges recorded during the fiscal year of 2023. The goodwill impairment charge for the Industrial controls and sensors reporting unit was due to a reduction in the estimated fair value of the reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to the expectations of the 2023 annual goodwill impairment test driven by lower-than-expected demand in the electric vehicle end market as well as reduced government funding to support charging infrastructures for electric vehicles, primarily in Europe.

The goodwill impairment charge was determined using Level 3 inputs, including discounted cash flow analysis and comparable marketplace fair value data. As of December 27, 2025, the Electronics-Semiconductor and the Industrial Controls and Sensors reporting units had $238.5 million and $274.9 million of remaining goodwill, respectively.

The components of intangible assets at December 27, 2025 and December 28, 2024 were as follows:

	As of December 27, 2025
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$16,661	$3,613	$13,048
Patents, licenses, and software	291,192	212,184	79,008
Distribution network	42,384	42,384	—
Customer relationships, trademarks, and tradenames	793,670	290,819	502,851
Total	$1,143,907	$549,000	$594,907

	As of December 28, 2024
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$16,079	$2,994	$13,085
Patents, licenses, and software	260,096	180,674	79,422
Distribution network	41,667	41,667	—
Customer relationships, trademarks, and tradenames	632,572	242,961	389,611
Total	$950,414	$468,296	$482,118

During the fiscal year ended December 27, 2025, the Company recorded additions to other intangible assets of $150.0 million and $1.8 million related to the Basler and Dortmund Fab acquisitions, respectively, the components of which were as follows:

	2025
(in thousands, except weighted average useful life)	Weighted Average Useful Life (Years)	Amount
Basler
Patents, developed technology	6.0	$15,000
Customer relationships, trademarks, and tradenames	13.6	135,000
		$150,000
Dortmund Fab
Customer relationships, trademarks, and tradenames	5.0	$1,800

For intangible assets with definite lives, the Company recorded amortization expense of $59.8 million, $62.1 million, and $65.8 million in 2025, 2024, and 2023, respectively.

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

Estimated annual amortization expense related to intangible assets with definite lives at December 27, 2025 is as follows:

(in thousands)	Amount
2026	$61,306
2027	59,123
2028	58,720
2029	58,309
2030	54,908
2031 and thereafter	302,541
Total	$594,907

6. Accrued Liabilities

The components of accrued liabilities at December 27, 2025 and December 28, 2024 were as follows:

(in thousands)	2025	2024
Employee-related liabilities	$114,662	$67,639
Current lease liability	11,435	13,900
Deferred revenue	11,215	1,557
Other non-income taxes	7,960	7,022
Interest	7,069	8,131
Professional services	6,629	6,613
Restructuring liability	6,014	4,624
Other customer reserves	2,874	3,450
Current benefit liability	1,680	1,514
Current hedge liability	—	4,067
Other	29,733	29,759
Total	$199,271	$148,276

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

The following table presents the classification of right of use assets and lease liabilities as of December 27, 2025 and December 28, 2024:

		Fiscal Year Ended
(in thousands)	Consolidated Balance Sheet Classification	December 27, 2025	December 28, 2024
Operating Leases
Right of use assets - operating lease	Right of use lease assets	$85,318	$71,513

Current operating lease liabilities	Accrued liabilities	11,347	13,626
Non-current operating lease liabilities	Non-current lease liabilities	71,664	60,558
Total operating lease liabilities		$83,011	$74,184

Finance Leases
Right of use assets - finance lease	Right of use lease assets	$945	$698

Current finance lease liabilities	Accrued liabilities	88	274
Non-current finance lease liabilities	Non-current lease liabilities	101	1
Total finance lease liabilities		$189	$275

The following table represents the lease costs for 2025, 2024, and 2023:

		Fiscal Year Ended
(in thousands)	Consolidated Statements of Net (Loss) Income Classification	December 27, 2025	December 28, 2024	December 30, 2023
Operating lease expenses	Cost of sales, Selling, general, and administrative expenses	$18,906	$17,310	$15,817
Finance lease:
Finance lease expenses	Cost of sales	107	96	219
Interest on lease liabilities	Other (income) expense, net	9	8	19
Short-term lease expenses	Cost of sales, Selling, general, and administrative expenses	758	1,170	1,229
Variable lease expenses	Cost of sales, Selling, general, and administrative expenses	1,407	1,151	1,034
Total lease costs	Cost of sales, Selling, general, and administrative expenses	$21,187	$19,735	$18,318

The Company leases certain office and warehouse space as well as certain machinery and equipment under non-cancellable operating leases. Rent expense under these leases was $21.2 million, $19.7 million, and $18.3 million in 2025, 2024, and 2023, respectively.

Maturity of lease liabilities as of December 27, 2025 (in thousands)	Operating Leases	Finance Leases
2026	$15,282	$94
2027	14,481	97
2028	13,681	4
2029	13,031	4
2030	10,583	—
2031 and thereafter	35,091	—
Total lease payments	$102,149	$199
Less: Imputed interest	(19,138)	(10)
Present value of lease liabilities	$83,011	$189

	Fiscal Year Ended
	December 27, 2025	December 28, 2024
Weighted-average remaining lease term (years)
Operating leases	7.63	8.67
Finance leases	1.56	1.00

Weighted-average discount rate
Operating leases	5.07%	5.39%
Finance leases	5.30%	2.00%

	Fiscal Year Ended
(in thousands)	December 27, 2025	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow - payments on operating leases	$(19,848)	$(13,258)	$(14,518)
Operating cash flow - interest payments on finance leases	(9)	(8)	(19)
Financing cash flow - payments on finance lease obligations	(377)	(280)	(1,164)

Leased assets obtained in exchange of new lease obligations, including leases acquired:
Operating leases	$21,895	$26,785	$16,689
Finance leases	269	—	—

There were no sale leaseback transactions for the fiscal years ended December 27, 2025 and December 30, 2023. The net gain recorded from a sale leaseback transaction was $0.3 million for the fiscal year ended December 28, 2024.

8. Restructuring, Impairment, and Other Charges

The Company recorded restructuring, impairment, and other charges for fiscal years 2025, 2024, and 2023 as follows:

	Fiscal Year Ended December 27, 2025
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$8,708	$7,542	$992	$17,242
Other restructuring charges	639	116	1	756
Total restructuring charges	9,347	7,658	993	17,998
Impairment	301,521	531	—	302,052
Total	$310,868	$8,189	$993	$320,050

	Fiscal Year Ended December 28, 2024
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$8,748	$4,620	$583	$13,951
Other restructuring charges	310	543	122	975
Total restructuring charges	9,058	5,163	705	14,926
Impairment	—	9,549	83,966	93,515
Total	$9,058	$14,712	$84,671	$108,441

	Fiscal Year Ended December 30, 2023
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$4,162	$3,649	$894	$8,705
Other restructuring charges	342	976	1,625	2,943
Total restructuring charges	4,504	4,625	2,519	11,648
Impairment	111	3,870	872	4,853
Total	$4,615	$8,495	$3,391	$16,501

2025
For the year ended December 27, 2025, the Company recorded $302.1 million of non-cash impairment charges, which included a $301.2 million non-cash goodwill impairment charge associated with the Electronics-Semiconductor reporting unit within the Electronics segment. The remaining impairment charges included $0.5 million and $0.4 million of impairment charges related to certain machinery and equipment in the commercial vehicle business within the Transportation segment and the electronics products business within the Electronics segment, respectively. The Company also recorded total restructuring charges of $18.0 million, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions in the power semiconductor business within the Electronics segment and the reorganization of certain manufacturing, selling and administrative functions in the commercial vehicle business and automotive sensors business within the Transportation segment. See Note 5, Goodwill and Other Intangible Assets for further discussion regarding the goodwill and intangible impairment charges.

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

The restructuring reserves as of December 27, 2025 and December 28, 2024 were $6.0 million and $4.6 million, respectively included within Accrued liabilities. Additionally, $0.3 million was included within Other long-term liabilities in the Consolidated Balance Sheets as of December 27, 2025. Payments associated with employee terminations reflected in the above table were substantially completed by December 27, 2025. The Company anticipates that the remaining payments associated with employee terminations will be substantially completed in fiscal 2026.

9. Debt

The carrying amounts of debt at December 27, 2025 and December 28, 2024 were as follows:

(in thousands)	2025	2024
Revolving credit facility	$100,000	$100,000
Term loan	266,250	281,250
Euro Senior Notes, Series B due 2028	111,977	98,928
U.S. Senior Notes, Series A due 2025	—	50,000
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
U.S. Senior Notes, due 2032	100,000	100,000
Other	1,233	3,702
Unamortized debt issuance costs	(1,833)	(2,766)
Total debt	802,627	856,114
Less: Current maturities	(96,233)	(67,612)
Total long-term debt	$706,394	$788,502

Interest paid on all Company debt was $34.4 million, $36.2 million, and $37.2 million in fiscal year 2025, 2024, and 2023, respectively, which included cash settlements received from the interest rate swap entered on May 12, 2022.

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

Loans made under the available credit facility pursuant to the Credit Agreement (the "Credit Facility") bear interest at the Company’s option, at either SOFR, fixed for interest periods of one, two, three or six-month periods, plus 1.00% to 1.75%, plus a SOFR adjustment of 0.10% or at the bank’s Base Rate, as defined in the Credit Agreement, plus 0.00% to 0.75%, based upon the Company’s Consolidated Leverage Ratio, as defined in the Credit Agreement. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.10% to 0.175%, based on the Consolidated Leverage Ratio, as defined in the Credit Agreement. The Credit Agreement includes representations, covenants and events of default that are customary for financing transactions of this nature.

Under the Credit Agreement, revolving loans may be borrowed, repaid and reborrowed until the Maturity Date, at which time all amounts borrowed must be repaid. The Company borrowed $300.0 million under a term loan on June 30, 2022. The principal balance of the term loans must be repaid in quarterly installments on the last day of each calendar quarter in the amount of $1.9 million commencing September 30, 2022, through June 30, 2024, and in the amount of $3.8 million commencing September 30, 2024, through March 31, 2027, with the remaining outstanding principal balance payable in full on the Maturity Date. Accrued interest on the loans is payable in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. Subject to certain conditions, (i) the Company may terminate or reduce the Aggregate Revolving Commitments, as defined in the Credit Agreement, in whole or in part, and (ii) the Company may prepay the revolving loans or the term loans at any time, without premium or penalty. During the fiscal year ended December 27, 2025, the Company made term loan payments of $15.0 million. The revolving loan and term loan balance under the Credit Facility was $100.0 million and $266.3 million, respectively, as of December 27, 2025.

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

As of December 27, 2025, the effective interest rate on unhedged portion of the outstanding borrowings under the Credit Facility was 4.82%, and 3.88% on the hedged portion.

As of December 27, 2025, the Company had $1.1 million outstanding in letters of credit and had available $598.9 million of borrowing capacity under the revolving credit facility. As of December 27, 2025, the Company was in compliance with all covenants under the credit agreement.

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

On November 15, 2017, the Company entered into a Note Purchase Agreement pursuant to which the Company issued and sold $175 million in aggregate principal amount of senior notes in two series. On January 16, 2018, $50 million aggregate principal amount of 3.48% Senior Notes, Series A, due February 15, 2025 (“U.S. Senior Notes, Series A due 2025”) and $125 million in aggregate principal amount of 3.78% Senior Notes, Series B, due February 15, 2030 (“U.S. Senior Notes, Series B due 2030”) (together, the “U.S. Senior Notes due 2025 and 2030”) were funded. During the first fiscal quarter of 2025, the Company paid off $50 million of U.S. Senior Notes, Series A due 2025. Interest on the U.S. Senior Notes Series B due 2030 is payable on February 15 and August 15, commencing on August 15, 2018.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. As of December 27, 2025, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders, and is required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Debt Issuance Costs

During fiscal year 2022, the Company paid debt issuance costs of $2.7 million in connection with the amended and restated Credit Agreement, dated June 30, 2022 which, along with the remaining balance of debt issuance costs of the previous credit facility, are being amortized over the life of the amended and restated Credit Agreement.

Debt Maturities

Scheduled maturities of the Company’s long-term debt for each of the five years succeeding December 27, 2025 and thereafter are summarized as follows:

(in thousands)	Scheduled Maturities
2026	$96,233
2027	371,250
2028	111,977
2029	—
2030	125,000
2031 and thereafter	100,000
$804,460

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

There were no transfers in or out of Level 1, Level 2 and Level 3 during the year ended December 27, 2025.

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

Trade Entry Date	Trade Maturity Date	Weighted-Average Floor	Weighted-Average Ceiling
July 3, 2024	August 29, 2025	18.0000	19.4350
August 5, 2024	September 29, 2025	19.6550	21.0000
September 3, 2024	November 3, 2025	20.0820	21.7571
September 30, 2024	November 26, 2025	19.8700	21.3650
November 4, 2024	January 2, 2026	20.1200	21.6900
December 3, 2024	February 2, 2026	20.4250	22.0377
January 2, 2025	March 2, 2026	20.8000	21.9082
February 6, 2025	March 30, 2026	20.5300	22.0000
April 9, 2025	June 1, 2026	20.9700	22.2355
May 1, 2025	June 29, 2026	19.6940	20.9700
June 4, 2025	August 3, 2026	19.3100	20.3437
July 2, 2025	August 31, 2026	18.8500	19.8025
August 5, 2025	September 29, 2026	18.8500	19.8000
September 2, 2025	November 2, 2026	18.8100	19.8347
September 30, 2025	November 30, 2026	18.4200	19.3700
November 4, 2025	January 4, 2027	18.7200	19.7000
November 26, 2025	February 2, 2027	18.4300	19.4852

The fair value of the collars was determined using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive loss until the underlying transactions are recognized in earnings. For the fiscal year ended December 27, 2025, the Company recorded a pre-tax unrealized gain on the collars of $10.8 million. The Company estimates that approximately $7.2 million of pre-tax gains currently recorded in accumulated other comprehensive loss will be recognized in earnings over the next 12 months. The amounts included in accumulated other comprehensive loss will be reclassified to earnings should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the fiscal year ended December 27, 2025. The Company will continue to assess the effectiveness of the hedge on an ongoing basis. The primary inputs into the valuation of the collars are interest yield curves, interest rate volatilities, foreign exchange rates, foreign exchange volatilities, credit risk, credit spreads and other market information. The collars are classified within Level 2 of the fair value hierarchy since all significant inputs are corroborated by market observable data.

Interest Rate Swap

On May 12, 2022, the Company entered into an interest rate swap agreement to manage interest rate risk exposure, effectively converting the interest rate on the Company's SOFR based floating-rate loans to a fixed-rate. The interest rate swap, with a notional value of $200 million, was designated as a cash flow hedge against the variability of cash flows associated with the Company's SOFR based loans scheduled to mature on June 30, 2027. The fair value of the interest rate swap was valued using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive loss until the underlying transactions are recognized in earnings. For the fiscal year ended December 27, 2025, the Company recorded a pre-tax unrealized loss on the interest rate swap of $4.7 million. The Company estimates that approximately $1.2 million of pre-tax gains currently recorded in accumulated other comprehensive loss will be recognized in earnings over the next 12 months. The primary inputs into the valuation of the interest rate swap are interest yield curves, interest rate volatility, credit risk, credit spreads and other market information. The interest rate swap is classified within Level 2 of the fair value hierarchy since all significant inputs are corroborated by observable market data.

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

Derivatives Not Designated as Hedging Instruments

On July 14, 2022, the Company entered into a foreign currency exchange forward contract to mitigate the currency fluctuation risk between the Euro and U.S. dollar on its Euro denominated Senior Notes, Series A due 2023. The notional value of the forward contract at July 14, 2022 was €117 million and expired on December 7, 2023 with the final settlement value of $6.3 million which the Company used to convert USD to Euro to pay down the €117 million of Euro Senior Notes, Series A due 2023. The foreign currency contract was not designated as a hedge instrument and was marked to market on a monthly basis. As a result, changes in fair value during 2023 were reported in Foreign exchange (loss) gain in the Consolidated Statements of Net (Loss) Income. The fair value of the foreign currency forward contract was valued by a third party using market exchange rates and classified as a Level 2 input under the fair value hierarchy.

As of December 27, 2025 and December 28, 2024, the fair values of our derivative financial instrument and their classifications on the Consolidated Balance Sheets were as follows:

		Fiscal Year Ended
(in thousands)	Consolidated Balance Sheets Classification	December 27, 2025	December 28, 2024
Derivatives designated as hedging instruments
Interest rate swap agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$1,162	$2,482
	Other long-term assets	382	3,716
Zero cost collar agreement
Designated as cash flow hedge	Prepaid expenses and other current assets	$6,816	$22
	Accrued liabilities	—	4,067
	Other long-term assets	3	2

The pre-tax (gains) losses recognized on derivative financial instruments in the Consolidated Statements of Net (Loss) Income for the fiscal year ended December 27, 2025, December 28, 2024, and December 30, 2023 were as follows:

		Fiscal Year Ended
(in thousands)	Classification of (Gains) Losses Recognized in the Consolidated Statements of Net (Loss) Income	December 27, 2025	December 28, 2024	December 30, 2023
Derivatives designated as cash flow hedges
Interest rate swap agreement	Interest expense, net	$(2,987)	$(4,826)	$(4,551)
Zero cost collar agreement	Cost of sales	(2,791)	1,766	—
Zero cost collar agreement	Selling, general, and administrative expenses	(219)	97	—
Derivatives not designated as hedging instruments
Foreign exchange forward contract	Foreign exchange gain	$—	$—	$(52)

The pre-tax losses (gains) recognized on derivative financial instruments in the Consolidated Statements of Comprehensive Income for the fiscal year ended December 27, 2025, December 28, 2024, and December 30, 2023 were as follows:

	Fiscal Year Ended
(in thousands)	December 27, 2025	December 28, 2024	December 30, 2023
Derivatives designated as cash flow hedges
Interest rate swap agreement	$4,654	$(346)	$2,827
Zero cost collar agreement	(10,787)	3,534	—

Mutual Funds

The Company has a non-qualified Supplemental Retirement and Savings Plan that provides additional retirement benefits for certain management employees and named executive officers by allowing participants to defer a portion of their annual compensation. The Company maintains investment accounts for participants through which participants make investment elections. The marketable securities are classified as Level 1 under the fair value hierarchy as they are maintained in mutual funds with readily determinable fair value and recorded in Other long-term assets on the Consolidated Balance sheets.

There were no changes during the fiscal year ended December 27, 2025 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of December 27, 2025 and December 28, 2024, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

Defined Benefit Plan Assets / Non-qualified Supplemental Retirement and Savings Plan Investments

See Note 11, Benefit Plans, for a description of valuation methodologies and investment balances for defined benefit plan assets and investments related to the Company’s Non-Qualified Supplemental Retirement and Savings Plan.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 27, 2025:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$465,915	$—	$—	$465,915
Investments in equity securities	7,676	—	—	7,676
Mutual funds	25,730	—	—	25,730
Total	$499,321	$—	$—	$499,321

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 28, 2024:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$658,491	$—	$—	$658,491
Investments in equity securities	10,182	—	—	10,182
Mutual funds	23,268	—	—	23,268
Total:	$691,941	$—	$—	$691,941

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, trade receivables and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and trade receivables approximate their fair values. The Company’s revolving and term loan debt facilities’ fair values approximate book value at December 27, 2025 and December 28, 2024, as the rates on these borrowings are variable in nature.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series B and USD Senior Notes, Series A and Series B, as of December 27, 2025 and December 28, 2024 were as follows:

	December 27, 2025		December 28, 2024
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series B due 2028	$111,977	$106,908	$98,928	$91,741
USD Senior Notes, Series A due 2025	—	—	50,000	49,919
USD Senior Notes, Series B due 2027	100,000	99,152	100,000	96,623
USD Senior Notes, Series B due 2030	125,000	120,076	125,000	114,786
USD Senior Notes, due 2032	100,000	95,587	100,000	91,175

Impairments

The results of the annual goodwill impairment test as of September 28, 2025 indicated that the estimated fair value for Electronics-Semiconductor reporting unit were below its respective carrying value. Accordingly, the Company recorded a non-cash impairment charge of $301.2 million to reflect the impairment of goodwill for the Electronics-Semiconductor reporting unit within the Electronics segment. See Note 5, Goodwill and Other Intangible Assets, for further discussion. In addition, the Company recorded $0.5 million and $0.4 million of impairment charges related to certain machinery and equipment in the commercial vehicle business within the Transportation segment and the electronics products business within the Electronics segment, respectively.

2025 goodwill impairment charges were the result of measuring a reporting unit at fair value on a nonrecurring basis as shown below:

(in thousands)	For Fiscal Year Ended December 27, 2025		December 27, 2025
	Impairment Charge	Estimated Fair Value Measurement (Level 3)	Net Carrying Value
Electronics-Semiconductor reporting unit
Goodwill	$301,185	$238,057	$238,486

During the fourth quarter of 2024 the Company recorded non-cash charges of $36.1 million and $8.6 million, respectively, to reflect the impairment of goodwill for the Industrial Controls and Sensors reporting unit within the Industrial segment and the Automotive Sensors reporting unit within the Transportation segment. Additionally, during the fourth quarter of 2024, the

Company recorded non-cash impairment charges of $47.8 million for the impairment of intangible assets primarily related to the impairment of certain acquired customer relationships, developed technology, and tradename intangible assets in the Industrial Controls and Sensors reporting unit within the Industrial segment. See Note 5, Goodwill and Other Intangible Assets, for further discussion. In addition, during the first quarter of 2024, the Company recognized a $0.9 million impairment related to certain machinery and equipment in the commercial vehicle business within the Transportation segment.

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

During the fiscal year 2023, the Company recognized a $3.9 million impairment charge related to the land and building of a property in the commercial vehicle business within the Transportation segment that the Company made the decision to donate, a $0.9 million impairment charge substantially related to certain patents in a business within the Industrial segment, and a $0.1 million impairment related to certain machinery and equipment in the semiconductor business within the Electronics segment. See Note 8, Restructuring, Impairment, and Other Charges, for further discussion.

11. Benefit Plans

The Company has Company-sponsored and mandatory defined benefit pension plans covering employees in the United Kingdom ("U.K."), Germany, the Philippines, China, Japan, Mexico, Italy, and France. The amount of the retirement benefits provided under the plans is generally based on years of service and final average pay.

On October 4, 2024, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company will be required to pay pension payments to the Company’s United Kingdom pension plan to match required pension payments until a later buyout, at which point the insurance company will directly pay and administer the benefits to the plan's participants, or to their designated beneficiaries. The purchase of this group annuity contract will reduce the Company’s outstanding pension benefit obligation by approximately $25 million, representing approximately 31% of the total obligations of the Company’s qualified pension plans, and will be funded with pension plan assets and additional cash on hand. In connection with this transaction, the Company currently expects to record a one-time non-cash settlement charge in the second half of 2026 estimated between $6 million and $8 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. The actual settlement charge could differ from this estimate due to final data and plan wind-up expenses.

Benefit plan related information is as follows for the years 2025 and 2024:

(in thousands)	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$70,682	$73,521
Service cost	3,020	3,060
Interest cost	4,013	3,873
Net actuarial loss	1,471	501
Benefits paid from the plan assets	(1,984)	(2,037)
Benefits paid directly by the Company	(2,349)	(2,042)
Settlements	(868)	(1,248)
Acquisitions	1,725	—
Effect of exchange rate movements	6,075	(4,946)
Benefit obligation at end of year	$81,785	$70,682

Change in plan assets at fair value:
Fair value of plan assets at beginning of year	$39,338	$37,696
Actual gain (loss) on plan assets	983	(529)
Employer contributions	1,415	5,376
Benefits paid from the plan assets	(1,984)	(2,037)
Settlements	(509)	—
Effect of exchange rate movements	2,370	(1,168)
Fair value of plan assets at end of year	41,613	39,338
Net amount unfunded status	$(40,172)	$(31,344)

Amounts recognized in the Consolidated Balance Sheets as of December 27, 2025 and December 28, 2024 consisted of the following:

(in thousands)	2025	2024
Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$241	$6
Current benefit liability	(1,680)	(1,514)
Non-current benefit liability	(38,733)	(29,836)
Net liability recognized	$(40,172)	$(31,344)

The amounts included in accumulated other comprehensive loss in the Consolidated Balance Sheets, excluding tax effects that have not yet been recognized as components of net periodic benefit costs as of December 27, 2025 and December 28, 2024 were as follows:

(in thousands)	2025	2024
Net actuarial loss	$9,328	$6,679
Prior service cost	1,249	1,304
Total	$10,577	$7,983

The pre-tax amounts recognized in other comprehensive (loss) income in 2025 and 2024 were as follows:

	2025	2024
(in thousands)
Amortization of:
Prior service cost	$93	$93
Net actuarial loss	309	81
Amount arising during the period:
Net actuarial loss	(2,028)	(3,099)
Net curtailment and settlement loss	12	299
Foreign currency adjustments	(980)	265
Total	$(2,594)	$(2,361)

Due to the signing of the group annuity contract for the U.K. pension plan, the liabilities of the plan were remeasured as of October 4, 2024 resulting in an increase of $3.8 million to unamortized actuarial loss within other comprehensive (loss) income. In addition, the net actuarial loss during 2025 as compared to 2024 were impacted by higher discount rates in 2025 as compared to 2024.

The components of net periodic benefit costs for the fiscal years 2025, 2024, and 2023 were as follows:

(in thousands)	2025	2024	2023
Components of net periodic benefit cost:
Service cost	$3,020	$3,060	$2,774
Interest cost	4,013	3,873	3,795
Expected return on plan assets	(1,899)	(2,069)	(1,879)
Amortization of prior service and net actuarial loss	402	174	45
Net periodic benefit cost	5,536	5,038	4,735
Net settlement loss (gain)	12	299	(266)
Total expense for the year	$5,548	$5,337	$4,469

Weighted average assumptions used to determine net periodic benefit cost for the fiscal years 2025, 2024, and 2023 were as follows:

	2025	2024	2023
Discount rate	5.6%	5.6%	5.8%
Expected return on plan assets	4.7%	5.5%	5.2%
Compensation increase rate	4.8%	4.8%	4.7%

The accumulated benefit obligation for the plans was $65.2 million and $58.7 million as of December 27, 2025 and December 28, 2024, respectively.

The following table provides a summary of under-funded or unfunded pension benefit plans with projected benefit obligations in excess of plan assets as of December 27, 2025 and December 28, 2024:

(in thousands)	2025	2024
Projected benefit obligation	$52,927	$47,016
Fair value of plan assets	12,491	15,666

The following table provides a summary of under-funded or unfunded pension benefit plans with accumulated benefit obligations in excess of plan assets as of December 27, 2025 and December 28, 2024:

(in thousands)	2025	2024
Accumulated benefit obligation	$29,239	$28,028
Fair value of plan assets	2,440	5,419

Weighted average assumptions used to determine benefit obligations as of December 27, 2025, December 28, 2024 and December 30, 2023 were as follows:

	2025	2024	2023
Discount rate	6.1%	5.6%	5.6%
Compensation increase rate	4.6%	4.8%	4.8%

Expected benefit payments to be paid to participants for the fiscal year ending are as follows:

(in thousands)	Expected Benefit Payments
2026	$4,626
2027	4,283
2028	5,035
2029	5,562
2030	6,729
2031-2035 and thereafter	43,340

The Company expects to make approximately $1.5 million of contributions to the plans and pay $2.3 million of benefits directly in 2026.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. For the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, the Company recorded $3.5 million, $5.0 million and $1.5 million expense, respectively, in Cost of sales, Restructuring, impairment, and other charges, and Other income, net within the Consolidated Statements of Net (Loss) Income. As of December 27, 2025 and December 28, 2024, the Company reported benefit liabilities of $5.9 million and $4.4 million for these plans, of which $1.9 million and $1.5 million was recorded in Accrued liabilities and $4.0 million and $2.9 million was recorded in Other long-term liabilities on the Consolidated Balance Sheets, respectively. For the fiscal years ended December 27, 2025 and December 28, 2024, the pre-tax amounts recognized in other comprehensive (loss) income for these plans were $0.1 million and $(0.2) million, respectively. For the fiscal year ended December 27, 2025, the expense reclassified from accumulated other comprehensive loss to earnings as components of net periodic benefit costs was $1.9 million. For the fiscal year ended December 28, 2024, the expense reclassified from accumulated other comprehensive loss to earnings as components of net periodic benefit costs was $3.3 million.

Defined Benefit Plan Assets

Based upon analysis of the target asset allocation and historical returns by type of investment, the Company has assumed that the expected long-term rate of return will be 4.7% on plan assets. Assets are invested to maximize long-term return taking into consideration timing of settlement of the retirement liabilities and liquidity needs for benefits payments. Pension plan assets were invested as follows, and were not materially different from the target asset allocation:

	Asset Allocation
	2025	2024
Cash and cash equivalents, and other	2%	1%
Equity securities	6%	7%
Fixed income securities	32%	32%
Bulk annuity contract	60%	60%
	100%	100%

The Company segregated its plan assets by the following major categories and level for determining their fair value as of December 27, 2025 and December 28, 2024. All plan assets that are valued using the net asset value per share (“NAV”) practical expedient have not been included within the fair value hierarchy, but are separately disclosed.

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

The following table presents the Company’s pension plan assets measured at fair value by classification within the fair value hierarchy as of December 27, 2025:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	NAV	Total
Insurance contracts and other	$—	$—	$154	$—	$154
Cash and cash equivalents	808	—	—	—	808
Equities	2,635	—	—	—	2,635
Fixed income	7,242	—	—	5,787	13,029
Bulk annuity contract	—	—	24,987	—	24,987
Total pension plan assets	$10,685	$—	$25,141	$5,787	$41,613

The following table presents the Company’s pension plan assets measured at fair value by classification within the fair value hierarchy as of December 28, 2024:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	NAV	Total
Insurance contracts and other	$—	$—	$131	$—	$131
Cash and cash equivalents	422	—	—	—	422
Equities	2,921	—	—	—	2,921
Fixed income	7,224	—	—	5,198	12,422
Bulk annuity contract	—	—	23,442	—	23,442
Total pension plan assets	$10,567	$—	$23,573	$5,198	$39,338

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2025 and 2024 due to the following:

(in thousands)	Level 3

Balance at December 30, 2023	$133
Level 3 assets transferred in from Level 1 and 2 assets valued at NAV:
Bulk annuity contract added during the year	23,442
Employer contribution	2
Actual return on assets	4
Foreign currency adjustments	(8)
Balance at December 28, 2024	$23,573
Level 3 assets transferred in from Level 1 and 2 assets valued at NAV:
Employer contribution	125
Actual return on assets	1,059
Benefits paid from the plan assets	(1,392)
Foreign currency adjustments	1,776
Balance at December 27, 2025	$25,141

Defined Contribution Plan

The Company also maintains a 401(k) savings plan covering substantially all U.S. employees. The Company matches 100% of the employee’s annual contributions for the first 4% of the employee’s eligible compensation. The Company may provide an additional discretionary match to participants and made discretionary matches of 2% of the employee’s eligible compensation for each of the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023. Employees are immediately vested in their contributions plus actual earnings thereon, as well as the Company contributions. Company matching contributions amounted to $6.6 million, $6.5 million, and $7.7 million in 2025, 2024, and 2023, respectively.

Non-qualified Supplemental Retirement and Savings Plan

The Company has a non-qualified Supplemental Retirement and Savings Plan which provides additional retirement benefits for certain management employees and named executive officers by allowing participants to defer a portion of their annual compensation. The Company maintains accounts for participants through which participants make investment elections. The investments are subject to the claims of the Company’s creditors and the Company is responsible for the payment of all benefits under the plan from its general assets. As of December 27, 2025, there was $25.7 million of marketable securities related to the plan included in Other long-term assets and $25.7 million of accrued compensation benefits included in Other long-term liabilities. The marketable securities are classified as Level 1 under the fair value hierarchy as they are maintained in mutual funds with readily determinable fair value. The Company made matching contributions to the plan of $0.3 million, $0.5 million, and $0.6 million in 2025, 2024, and 2023, respectively.

12. Stock-Based Compensation

Equity Plans: The Company has equity-based compensation plans authorizing the granting of stock options, restricted shares, restricted share units, performance shares units, and other stock rights to employees and directors. As of December 27, 2025, there were 0.8 million shares available for issuance of future awards under the Company’s equity-based compensation plans.

Stock options generally vest over a three-year period and are exercisable over either a seven or ten-year period commencing from the date of the grant. Restricted shares and share units granted by the Company generally vest over three years. Performance share units have three-year performance periods with vesting at the end of the performance period and earned based on the Company’s relative Total Shareholder Return ("TSR") relative to a group of peer companies. Stock options, restricted share and performance share units may have accelerated vesting upon meeting certain qualified conditions.

The following table provides a reconciliation of outstanding stock options for the fiscal year ended December 27, 2025.

	Shares Under Option	Weighted Average Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (000’s)
Outstanding December 28, 2024	629,812	$200.07
Granted	—	N/A
Exercised	(164,064)	173.67
Forfeited	(7,712)	236.20
Outstanding December 27, 2025	458,036	208.92	3.1	$24,677
Exercisable December 27, 2025	416,903	206.38	2.9	23,550

The following table provides a reconciliation of non-vested restricted share and share unit awards ("RSU") for the fiscal year ended December 27, 2025.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested December 28, 2024	186,013	$229.56
Granted	175,235	186.04
Vested	(98,705)	229.94
Forfeited	(35,652)	212.78
Nonvested December 27, 2025	226,891	198.43

The following table provides a reconciliation of non-vested performance share unit awards ("PSU") for the fiscal year ended December 27, 2025.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested December 28, 2024	—	N/A
Granted	75,067	319.63
Vested	—	N/A
Forfeited	(2,400)	252.93
Nonvested December 27, 2025	72,667	321.83

The total intrinsic value of options exercised during 2025, 2024, and 2023 was $13.0 million, $6.3 million, and $12.2 million, respectively. The total fair value of the vested RSU shares was $17.7 million, $16.2 million, and $19.8 million for 2025, 2024, and 2023, respectively. No PSU shares vested in 2025. The total amount of share-based liabilities paid was $1.2 million, $1.3 million, and $2.2 million for 2025, 2024, and 2023, respectively.

The Company recognizes compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the awards. At December 27, 2025, the unrecognized compensation cost for options, restricted shares and performance shares was $43.6 million before tax, and will be recognized over a weighted average period of 2.0 years. Compensation cost included as a component of cost of sales, research and development and selling, general, and administrative expenses for all equity compensation plans discussed above was $28.6 million, $27.4 million, and $25.7 million for 2025, 2024, and 2023, respectively. The total related income tax benefit recognized in the Consolidated Statements of Net (Loss) Income was $4.0 million, $4.0 million, and $3.8 million for 2025, 2024, and 2023, respectively.

The Company uses the Monte Carlo valuation model to determine the fair value of PSU shares granted. The weighted average fair value of and related assumptions for PSU shares granted are as follows:

	2025	2024	2023
Weighted average fair value of options granted	$319.63	N/A	N/A
Assumptions:
Risk-free interest rate	4.01%	N/A	N/A
Expected dividend yield	—%	N/A	N/A
Expected stock price volatility	33.16%	N/A	N/A
Expected correlation	24.29%	N/A	N/A

Expected volatilities and correlation factors are based on the historical volatility of the Company’s and each peer company’s stock price. The risk-free rates are based on yields available at the time of grant on U.S. Treasury bonds with maturities consistent with the remaining performance period.

The fair value of RSU shares without rights to dividend equivalents is determined based on the Company's stock price on the grant date reduced by the present value of expected dividends through the vesting period. The fair value of RSU with rights to dividend equivalents is based on the Company’s stock price on the grant date.

The Company uses the Black-Scholes option valuation model to determine the fair value of stock option awards granted. The weighted average fair value of and related assumptions for options granted are as follows:

	2025	2024	2023
Weighted average fair value of options granted	N/A	$75.25	$77.40
Assumptions:
Risk-free interest rate	N/A	4.71%	3.67%
Expected dividend yield	N/A	1.13%	1.00%
Expected stock price volatility	N/A	34.9%	36.0%
Expected life of options (years)	N/A	4.4	4.4

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

During the fiscal year of 2025, the Company repurchased 120,689 shares of its common stock totaling $27.4 million pursuant to the 2024 program. There are $270.6 million of an authorized amount not yet purchased under the 2024 program as of December 27, 2025. During the fiscal year of 2024, the Company repurchased 179,311 shares of its common stock totaling $40.9 million, of which, $38.9 million was pursuant to the 2021 program and $2.0 million was pursuant to the 2024 program. During the fiscal year of 2023, the Company did not repurchase any shares of its common stock.

13. Other Comprehensive (Loss) Income

Changes in other comprehensive (loss) income by component for fiscal years 2025, 2024, and 2023 were as follows:

	Fiscal Year Ended
	December 27, 2025			December 28, 2024			December 30, 2023
(in thousands)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Defined benefit pension plan and other adjustments	$(2,154)	$(24)	$(2,178)	$(2,947)	$51	$(2,896)	$(5,911)	$491	$(5,420)
Cash flow hedges	6,134	697	6,831	(3,188)	41	(3,147)	(2,827)	679	(2,148)
Foreign currency translation adjustments (1)	139,430	(3,105)	136,325	(86,273)	1,772	(84,501)	48,227	(712)	47,515
Total change in other comprehensive income (loss)	$143,410	$(2,432)	$140,978	$(92,408)	$1,864	$(90,544)	$39,489	$458	$39,947

(1) The tax shown above within the foreign currency translation adjustments is the U.S. tax associated with the foreign currency translation adjustments of earnings of non-U.S. subsidiaries which have been previously taxed in the U.S. and are not permanently reinvested.

Accumulated Other Comprehensive Loss (“AOCI”): The following table sets forth the changes in the components of AOCI by component for fiscal years 2025, 2024, and 2023:

(in thousands)	Pension and postretirement liability and reclassification adjustments	Cash flow hedges	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Balance at December 31, 2022	$(2,193)	$6,596	$(100,167)	$(95,764)
2023 activity	(5,420)	(2,148)	47,515	39,947
Balance at December 30, 2023	$(7,613)	$4,448	$(52,652)	$(55,817)
2024 activity	(2,896)	(3,147)	(84,501)	(90,544)
Balance at December 28, 2024	$(10,509)	$1,301	$(137,153)	$(146,361)
2025 activity	(2,178)	6,831	136,325	140,978
Balance at December 27, 2025	$(12,687)	$8,132	$(828)	$(5,383)

On October 4, 2024, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company will be required to pay pension payments to the Company’s United Kingdom pension plan to match required pension payments until a later buyout, at which point the insurance company will directly pay and administer the benefits to the plan's participants, or to their designated beneficiaries. The purchase of this group annuity contract will reduce the Company’s outstanding pension benefit obligation by approximately $25 million, representing approximately 31% of the total obligations of the Company’s qualified pension plans, and will be funded with pension plan assets and additional cash on hand. In connection with this transaction, the Company currently expects to record a one-time non-cash settlement charge in 2026 estimated between $6 million and $8 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. The actual settlement charge could differ from this estimate due to final data and plan wind-up expenses.

Due to the signing of the group annuity contract for the U.K. pension plan, the liabilities of the plan were remeasured as of October 4, 2024 resulting in an increase of $3.8 million to unamortized actuarial loss within other comprehensive (loss) income. See Note 11, Benefits Plans for further discussion.

Amounts reclassified from accumulated other comprehensive loss to earnings for fiscal years 2025, 2024, and 2023 were as follows:

	Fiscal Year Ended
(in thousands)	December 27, 2025	December 28, 2024	December 30, 2023
Pension and postemployment and other plans:
Amortization of prior service, net actuarial loss (gain), and other	$1,941	$3,441	$(43)
Net settlement loss and accelerated prior service costs	365	299	247
Total	$2,306	$3,740	$204

The Company recognizes the amortization of prior service costs and net settlement loss in Other income, net, and Restructuring, impairment, and other charges within the Consolidated Statements of Net (Loss) Income.

14. Income Taxes

During the fiscal year ended December 27, 2025, the Company elected to prospectively adopt the guidance in ASU 2023-09. The footnote below reflects this adopted guidance for the fiscal year ended December 27, 2025. For the fiscal years ended December 28, 2024, and December 30, 2023, the footnote reflects the guidance in effect prior to the adoption of ASU 2023-09.

The 2017 Tax Cuts and Jobs Act (the "Tax Act"), among other things, imposed a one-time tax (the “Toll Charge”) on accumulated earnings of certain non-U.S. subsidiaries and included base broadening provisions commonly referred to as the global intangible low-taxed income provisions ("GILTI").

The Company elected to pay its 2017 Toll Charge over the eight-year period prescribed by the Tax Act. The eighth and final installment of the Toll Charge of $8.2 million was paid in 2025, and accordingly, there was no remaining liability on the Consolidated Balance Sheet as of December 27, 2025.

In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

On July 4, 2025, the United States enacted into law the legislation formally titled “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” and commonly referred to as the One Big Beautiful Bill Act (“OBBB”). The OBBB contains multiple business tax provisions, including the permanent extension of several expiring provisions of the Tax Act and multiple modifications to the international tax framework. The legislation has multiple effective dates with certain provisions effective in 2025 and others to be implemented in future years, and the Company determined the impact for the year ended December 27, 2025 is not significant. The Company will continue to monitor future administrative guidance and regulations that clarify the legislative text of the OBBB and the bill’s potential effect on the Company’s income taxes.

Domestic and foreign income (loss) before income taxes is as follows:

(in thousands)	2025	2024	2023
Domestic	$(94,209)	$3,151	$40,571
Foreign	97,816	148,712	288,027
Income before income taxes	$3,607	$151,863	$328,598
Federal, state, and foreign income tax expense (benefit) consists of the following:

(in thousands)	2025	2024	2023
Current:
Federal	$3,875	$(5,881)	$8,188
State	3,449	1,826	2,880
Foreign	64,644	58,551	57,999
Subtotal	$71,968	$54,496	$69,067
Deferred:
Federal (including State for 2024 and 2023)	$1,304	$4,091	$1,751
State	$(2,070)	$—	$—
Foreign	4,105	(6,914)	(1,705)
Subtotal	$3,339	$(2,823)	$46
Provision for income taxes	$75,307	$51,673	$69,113

As described above, the Company elected to prospectively adopt the guidance in ASU 2023-09. In accordance with the guidance in ASU 2023-09, for the ear ended December 27, 2025, a reconciliation between income taxes computed on income before income taxes at the federal statutory rate and the provision for income taxes is provided below:

(in thousands)		2025	ETR%
Tax expense at statutory rate of 21%		$757	21.0%
Effect of Cross-Border Tax Laws:	US Tax on Non-US income (GILTI)	4,738	131.4%
	US Tax on Non-US income (Subpart F)	6,760	187.4%
	Other	(2,503)	(69.4)%
Tax Credits:	Foreign Tax Credits	(4,301)	(119.2)%
	Other	(1,106)	(30.7)%
Nontaxable or Non-deductible items:	Non-deductible goodwill impairment	23,028	638.4%
	Non-deductible expenses	3,378	93.7%
	Other	397	11.0%
Valuation Allowance		409	11.3%
Other		138	3.8%
State Taxes, Net of Federal Tax Effect (a)		1,089	30.2%
Foreign Tax Effects:
China	Withholding Taxes	6,129	169.9%
	Other	(2,895)	(80.2)%
Germany	Non-U.S. income tax rate differential	10,079	279.4%
	Non-deductible goodwill impairment	17,031	472.2%
	Valuation allowance	26,839	744.1%
	German Trade Tax	(13,740)	(380.9)%
	Other	(674)	(18.7)%
Korea	Withholding Taxes	4,752	131.7%
	Other	611	17.0%
Mexico	Non-U.S. income tax rate differential (b)	(4,604)	(127.6)%
Netherlands	Valuation allowance	6,990	193.8%
	Other	(462)	(12.8)%
Philippines	Non-U.S. income tax rate differential (c)	(4,659)	(129.2)%
	Withholding Taxes	4,712	130.6%
	Other	288	8.1%
Singapore	Non-U.S. income tax rate differential	(3,906)	(108.3)%
	Nontaxable Income	(5,100)	(141.4)%
	Other	(346)	(9.6)%
United Kingdom	Non-deductible goodwill impairment	7,018	194.6%
	Other	57	1.5%
Other Foreign Jurisdictions		230	6.2%
Worldwide Changes in Unrecognized Tax Benefits		(5,827)	(161.5)%
Provision for income taxes		75,307	2,087.8%

(a) In 2025, state and local income taxes in Illinois and Minnesota comprise the majority of the state and local income taxes, net of federal effect category.
(b) The Company operates certain manufacturing activities in Mexico under a Maquiladora structure. The non-U.S. income tax rate differential represents the tax benefits associated with the Maquiladora safe harbor as defined under Mexican tax law.
(c) The Company conducts certain operations in the Philippines under the Philippine Economic Zone Authority ("PEZA") regime. The non-U.S. income tax rate differential represents the preferential tax rate benefits associated with the PEZA regime as defined under Philippines tax law.

For the years 2024 and 2023, in accordance with the guidance in effect prior to ASU 2023-09, a reconciliation between income taxes computed on income before income taxes at the federal statutory rate and the provision for income taxes is provided below:

(in thousands)	2024	2023
Tax expense at statutory rate of 21%	$31,891	$69,006
Non-U.S. income tax rate differential	(1,130)	(25,623)
Non-U.S. losses and expenses with no tax benefit	9,401	11,261
Tax on unremitted earnings	6,616	6,394
Non-deductible goodwill impairment	5,810	—
Net impact associated with U.S. tax on non-U.S. income, including GILTI	5,809	4,739
State and local taxes, net of federal tax benefit	2,533	1,503
Certain changes in unrecognized tax benefits and related accrued interest	(8,692)	(172)
Other, net	(565)	2,005
Provision for income taxes	$51,673	$69,113

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities at December 27, 2025 and December 28, 2024, were as follows:

(in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$66,851	$46,263
Interest expense carryforwards	47,581	34,800
Accrued expenses and reserves	42,154	32,336
Lease liabilities	16,559	13,016
Excess of tax basis over the book basis for intangible assets and goodwill	16,016	—
Capitalized expenses	11,032	18,939
U.S. foreign tax credit carryforwards	3,772	3,490
U.S. research and other general business tax credit carryforwards	1,222	1,252
Other	—	196
Deferred tax assets	205,187	150,292
Less: Valuation allowance	(97,557)	(55,468)
Total deferred tax assets	107,630	94,824

Deferred tax liabilities:
Excess of book basis over the tax basis for intangible assets and goodwill	134,666	133,701
Excess of book basis over the tax basis for property, plant, and equipment	34,448	24,238
Right of use lease assets	17,289	12,906
Tax on unremitted earnings	16,311	14,612
Other	1,996	—
Total deferred tax liabilities	204,710	185,457
Net deferred tax liabilities	$97,080	$90,633
The deferred tax asset valuation allowance is mainly related to certain U.S. and non-U.S. net operating loss, non-U.S. interest expense carryforwards, and U.S. foreign tax credit carryforwards which are not more likely that not to be realized. The remaining U.S. and non-U.S. net operating loss, interest expense, and foreign tax credit carryforwards either have no expiration date or are expected to be utilized prior to expiration (which begin expiring in 2028). No deferred tax asset nor valuation allowance has been recorded for certain U.S. and non-U.S. net operating loss carryforwards for which the possibility of usage has been determined to be remote.

As described above, the Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. In accordance with the guidance in ASU 2023-09, for the year ended December 27, 2025, a summary of income taxes paid net of refunds by jurisdiction is provided below:

Jurisdiction	2025
Federal	$10,154

State	1,792

Foreign
China	25,016
Singapore	12,581
Philippines	8,141
Mexico	5,961
Korea	5,853

Other	$12,103

Total income taxes paid net of refunds received	$81,601

State income taxes paid in Texas and Minnesota make up the majority (greater than 50%) of the total 2025 state income taxes paid. The Company paid income taxes of $88.1 million, and $81.1 million in 2024, and 2023, respectively, and received income tax refunds of $4.3 million, and $7.2 million in 2024, and 2023, respectively.

Deferred income taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those subsidiaries for which such excess is considered to be permanently reinvested in those operations. The Company recognized deferred tax liabilities of $16.3 million as of December 27, 2025 and $14.6 million as of December 28, 2024, related to taxes on certain non-U.S. earnings which are not considered to be permanently reinvested.

The Company has two subsidiaries in China which benefit from lower tax rates due to “tax holidays” which apply for three-year periods. The tax holiday for one of the subsidiaries expired at the end of 2023, but was later extended for an additional three years, retroactive to include all of 2024, as well as 2025 and 2026, and for the other subsidiary the tax holiday expired at the end of 2025. The Company intends to seek an extension for the expired tax holiday. Together, the tax holidays contributed $6.6 million in current tax benefits, or $0.27 per diluted share, during 2025. Future year tax benefits will depend upon the Company’s ability to obtain extensions, after the three-year periods expire. There can be no assurance that future extensions will be granted.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 27, 2025, December 28, 2024, and December 30, 2023 is as follows:

(in thousands)	Unrecognized Tax Benefits
Balance at December 30, 2023	$31,449
Additions for tax positions taken in the current year	1,251
Additions for tax positions taken in the prior year	375
Decreases for lapses in statute of limitations	(7,650)
Other	574
Balance at December 28, 2024	$25,999
Additions for tax positions taken in the current year	1,695
Additions for tax positions taken in the prior year	170
Decreases for lapses in statute of limitations	(5,850)
Decreases for settlements	(563)
Other	4,356
Balance at December 27, 2025	$25,807

As of December 27, 2025, the net amount of tax benefits that, if recognized, would favorably affect the effective tax rate in future periods is approximately $23.2 million. None of the positions included in unrecognized tax benefits are related to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. The Company recognized such interest benefit of $2.3 million (including a $3.5 million decrease due to a lapse in the statute of limitations), $2.7 million expense (net of a $4.1 million decrease due to a lapse in the statute of limitations) and $0.5 million expense (net of a $1.7 million decrease due to a lapse in the statute of limitations) in 2025, 2024, and 2023, respectively. Accrued interest for such matters included in Other long-term liabilities within the Consolidated Balance Sheets was $8.7 million and $11.1 million as of December 27, 2025 and December 28, 2024, respectively.

The U.S. federal statute of limitations remains open for the Company for the 2022 tax year and later years. Non-U.S. and U.S. state statutes of limitations generally range from three to seven years, although certain jurisdictions do not have a statute expiration. Tax examinations occur from time to time, including examinations currently in process in China, Germany, the Netherlands, Singapore, other non-U.S. jurisdictions and certain U.S. states. The Company does not expect to recognize a significant amount of additional tax expense as a result of concluding these examinations.

15. (Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share:

(in thousands, except per share amounts)	2025	2024	2023
Numerator:
Net (loss) income as reported	$(71,700)	$100,190	$259,485

Denominator:
Weighted average shares outstanding
Basic	24,817	24,821	24,854
Effect of dilutive securities	—	218	248
Diluted	24,817	25,039	25,102

(Loss) Earnings Per Share:
Basic (loss) earnings per share	$(2.89)	$4.04	$10.44
Diluted (loss) earnings per share	$(2.89)	$4.00	$10.34

Potential shares of common stock attributable to stock options and restricted shares excluded from the earnings per share calculation because their effect would be anti-dilutive based on their strike price or the vesting condition was not met, were 204,189, 139,839, and 110,002 shares in 2025, 2024, and 2023, respectively.

In addition, potential common shares of 205,571 for fiscal year 2025 were excluded from the computation of diluted loss per share, because the effect would have been antidilutive as a result of the Company incurring a net loss in 2025.

During the fiscal year of 2025, the Company repurchased 120,689 shares of its common stock totaling $27.4 million pursuant to the 2024 program. There are $270.6 million of an authorized amount not yet purchased under the 2024 program as of December 27, 2025. During the fiscal year of 2024, the Company repurchased 179,311 shares of its common stock totaling $40.9 million, of which, $38.9 million was pursuant to the 2021 program and $2.0 million was pursuant to the 2024 program. During the fiscal year of 2023, the Company did not repurchase any shares of its common stock.

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

•Electronics Segment: Consists of one of the broadest product offerings in the industry, including fuses and fuse accessories, positive temperature coefficient (“PTC”) resettable fuses, electromechanical switches and interconnect solutions, polymer electrostatic discharge (“ESD”) suppressors, varistors, reed switch based magnetic sensing, gas discharge tubes; semiconductor products such as discrete transient voltage suppressor (“TVS”) diodes, TVS diode arrays, protection and switching thyristors, silicon and silicon carbide metal-oxide-semiconductor field effect transistors (“MOSFETs”) and diodes, and insulated gate bipolar transistors (“IGBT”) technologies. The segment covers a broad range of end markets, including data center – computing and communication, data center and communications infrastructure, industrial controls, building controls, aerospace and defense, appliances, consumer electronics solutions, healthcare solutions, industrial equipment, energy storage, diversified industrials, grid and utility infrastructure, renewable energy, passenger vehicles, and commercial vehicles.

•Transportation Segment: Consists of a wide range of circuit protection, power control and sensing technologies for global original equipment manufacturers (“OEMs”), Tier-one suppliers and parts and aftermarket distributors in passenger vehicles, heavy-duty truck and bus, off-road and recreational vehicles, material handling, agricultural equipment, construction equipment and other commercial vehicle end markets. Passenger vehicle products are used in internal combustion engines, hybrid and electric vehicles including blade fuses, battery cable protectors, resettable fuses, high-current fuses, high-voltage fuses, and sensor products designed to monitor the occupant’s safety and environment as well as the vehicle’s powertrain. Commercial vehicle products include fuses, switches, circuit breakers, relays, and power distribution modules and units used in applications serving a number of end markets, including heavy-duty truck and bus, off-road and recreational vehicles, material handling, agriculture equipment, construction equipment, and ship, marine and train.

•Industrial Segment: Consists of industrial circuit protection (industrial fuses), protective and monitoring relays (protection relays, residual current devices and monitors, ground fault circuit interrupters, solid state switches, and arc fault detection devices), and industrial controls and sensors (contactors, transformers, and temperature sensors) for use in various applications such as data center – computing and communication, data center and communications infrastructure, industrial controls, building controls, grid and utility infrastructure, construction, renewable energy, HVAC, processing and extracting, and energy storage.

The Company has provided this segment information for all comparable prior periods. Segment information is summarized as follows:

(in thousands)	2025	2024	2023
Net sales
Electronics	$1,345,522	$1,186,773	$1,350,426
Transportation	676,377	672,434	678,278
Industrial	364,395	331,561	333,953
Total net sales	$2,386,294	$2,190,768	$2,362,657

Other segment expenses
Electronics	$1,125,456	$1,016,880	$1,049,845
Transportation	591,597	613,856	644,644
Industrial	305,372	289,230	279,153
Total other segment expenses	$2,022,425	$1,919,966	$1,973,642

Segment operating income
Electronics	$220,066	$169,893	$300,581
Transportation	84,780	58,578	33,634
Industrial	59,023	42,331	54,800
Total segment operating income	363,869	270,802	389,015
Other(a)	(326,341)	(112,022)	(28,153)
Total operating income	37,528	158,780	360,862
Interest expense	34,303	38,717	39,866
Foreign exchange loss (gain)	16,612	(9,230)	12,299
Other income, net	(16,994)	(22,570)	(19,901)
Income before income taxes	$3,607	$151,863	$328,598

(a) Included in “Other” Operating income for 2025 was $302.1 million of non-cash impairment charges, which included a $301.2 million non-cash goodwill impairment charge associated with the Electronics-Semiconductor reporting unit within the Electronics segment. In addition, the Company recognized impairment charges of $0.5 million and $0.4 million related to certain machinery and equipment in the commercial vehicle business within the Transportation segment and the electronics products business within the Electronics segment, respectively. The Company also recognized total restructuring charges of $18.0 million, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions in the power semiconductor business within the Electronics segment and the reorganization of certain manufacturing, selling and administrative functions in the commercial vehicle business and automotive sensors business within the Transportation segment. See Note 8, Restructuring, Impairment and Other Charges, for further discussion. Also included in "Other" Operating income was $5.4 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, $0.6 million of purchase accounting inventory adjustments related to the Basler and Dortmund Fab acquisitions, and a $0.3 million loss related to the sale of the Marine business within the Transportation segment.

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

Included in “Other” Operating income for 2023 was $11.7 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions and $11.6 million of restructuring, impairment and other charges, primarily related to employee termination costs. During 2023, the Company recorded a $3.9 million impairment charge related to the land and building in the commercial vehicle business within the Transportation segment, $0.9 million impairment charge substantially related to certain patents in a business within the Industrial segment, and a $0.1 million impairment related to certain machinery and equipment in the semiconductor business within the Electronics segment. See Note 8, Restructuring, Impairment and Other Charges, for further discussion.
Other segment operating expenses include cost of sales, selling, general, and administration expenses, and research and development expenses. Other segment expenses are reconciled to the operating income of each segment. The CODM regularly assesses the performance of each operating segment focusing on each operating segment’s revenue and operating income.

The Company’s depreciation and amortization expenses by segment for the fiscal years 2025, 2024, and 2023 were as follows:

(in thousands)	2025	2024	2023
Depreciation
Electronics	$47,599	$40,456	$39,461
Transportation	21,143	22,117	26,732
Industrial	6,129	5,752	5,441
Total depreciation	$74,871	$68,325	$71,634

Amortization
Electronics	$40,350	$39,362	$39,883
Transportation	13,540	13,518	15,782
Industrial	5,903	9,247	10,129
Total amortization	$59,793	$62,127	$65,794

The Company’s net sales classified according to the country where the customer is located, net property, plant, and equipment and additions to net property, plant, and equipment by country for the fiscal years 2025, 2024, and 2023 were as follows:

(in thousands)	2025	2024	2023
Net sales
U.S.	$830,293	$800,331	$820,735
China	571,587	506,643	546,786
Other countries(a)	984,414	883,794	995,136
Total net sales	$2,386,294	$2,190,768	$2,362,657

Long-lived assets
U.S.	$95,619	$74,698	$73,126
China	130,047	132,504	139,736
Mexico	83,478	89,558	102,218
Germany	110,246	58,758	47,217
Philippines	61,591	66,174	73,217
Other countries	59,659	55,376	57,639
Total long-lived assets	$540,640	$477,068	$493,153

Additions to long-lived assets
U.S.	$10,694	$19,081	$9,502
China	13,371	16,045	32,805
Mexico	6,381	10,181	13,920
Germany	20,626	19,972	10,279
Philippines	5,716	4,383	6,156
Other countries	8,462	8,751	10,992
Total additions to long-lived assets	$65,250	$78,413	$83,654

(a)Each country included in other countries are less than 10% of net sales.

For the year ended December 27, 2025, approximately 65% of the Company’s net sales were to customers outside the U.S. (exports and foreign operations), including approximately 24% to China. For the year ended December 28, 2024, approximately 63% of the Company's net sales were to customers outside the U.S. (exports and foreign operations), including approximately 23% to China. For the year ended December 30, 2023, approximately 65% of the Company's net sales were to customers outside the U.S. (exports and foreign operations), including approximately 23% to China. Sales to Arrow Electronics, Inc., which were included in the Electronics, Transportation, and Industrial segments, were 9.5%, 9.4%, and 11.2% of consolidated net sales in 2025, 2024, and 2023 respectively. No other single customer accounted for more than 10% of net sales during the last three years.

17. Commitments and Contingencies

Off-Balance Sheet Arrangements

As of December 27, 2025, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Pending Litigation and Claims

There are no material pending litigation or claims outstanding as of December 27, 2025.

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

	Fiscal Year Ended
	December 27, 2025			December 28, 2024
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$1.2	$—	$—	$1.5	$—	$—
Purchase of material/services from related party	2.2	0.9	9.0	3.8	0.7	5.7
Accounts payable balance	$0.1	$0.1	$2.1	$0.7	$0.1	$0.7

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

As required by SEC Rule 15d-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to SEC Rule 13a-15 and based upon the updated framework in Internal Control — Integrated Framework (2013), as of the end of the period covered by this Annual Report on Form 10-K. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 27, 2025.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, as well as an attestation report from the Company’s independent registered public accounting firm on the effectiveness of the Company’s internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f), based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway

Commission (“the COSO Framework). The Company’s internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements.
The Company’s management, including its Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2025, based upon the updated framework in Internal Control — Integrated Framework (2013). Based on this assessment, the Company’s management concluded that, as of December 27, 2025, the Company’s internal control over financial reporting was effective.

On December 11, 2025, the Company completed the acquisition of Basler, as discussed in Note 2 – Acquisitions. Management has excluded Basler's internal controls over financial reporting from its assessment of the effectiveness of internal controls over financial reporting as of December 27, 2025. Basler’s net sales and total assets represent approximately 0.2% and 9%, respectively, of the consolidated financial statement amounts as of and for the fiscal year ended, December 27, 2025.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K issued and have issued an attestation report on our internal control over financial reporting as of December 27, 2025.

Changes in Internal Control over Financial Reporting

During the fiscal year of 2025, the Company completed a number of initiatives and actions to address the previously reported material weaknesses, which included the following:

Control Environment
•The Company replaced key finance and operational roles at certain non-U.S. manufacturing locations, and recruited personnel with appropriate internal controls experience and accounting knowledge commensurate with our accounting and reporting requirements;
•The Company completed the redesign of the regional operations and finance organizational structures; and
•New corporate policies and procedures have been adopted and disseminated along with appropriate training provided to strengthen the control environment and inventory management oversight.

Control Activities
•Key monitoring controls have been designed and implemented for full physical counts, inventory storage locations, and over the completeness and accuracy of excessive and obsolete inventory calculations; and
•Full physical inventory observations, facilitated by independent counters, have been performed in certain non-U.S. locations in the second, third and fourth quarters of the fiscal year 2025.

After implementing the above initiatives and actions, the Company completed the necessary testing and concluded that the material weaknesses outlined above have been remediated as of December 27, 2025.

Other than the changes described above to address and remediate the previously disclosed material weaknesses, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Except as set forth below, the information required by this item will be contained in the Company’s Proxy Statement related to our 2026 Annual Meeting of Stockholders (the "proxy statement") and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information concerning compensation of the Company’s executive officers and directors for the fiscal year ended December 27, 2025, is set forth in the sections titled “Director Compensation,” “Compensation Discussion and Analysis” (including under subsections titled “Compensation Risk” and “Clawback Policy”), "Compensation Committee Report," “Compensation Tables,” "Potential Payments Upon Termination or Change in Control," "CEO Pay Ratio," and "Pay versus Performance," in the Company’s proxy statement and is incorporated herein by reference, except the section titled “Compensation Committee Report” is hereby “furnished” and not “filed” with this Annual Report on Form 10-K.

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

Information about our equity compensation plans that were either approved or not approved by our stockholders as of December 27, 2025, was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	614,508	(2)	$136.87	771,172	(4)
Equity compensation plans not approved by security holders	92,437	(3)	$24.81	91,214	(5)
Total	706,945		$122.22	862,386

(1)The weighted average exercise price does not take into account the shares issuable upon the vesting of outstanding restricted stock units, performance share units, and any related dividend equivalents, as these awards do not have an exercise price.
(2)Includes 160,147 shares reserved for issuance upon vesting of outstanding restricted stock units and related dividend equivalents, 73,380 shares issuable upon vesting of outstanding performance share units and related dividend equivalents, and 380,981 outstanding stock options granted under the Littelfuse, Inc. Long-Term Incentive Plan.
(3)Includes 77,620 shares reserved for issuance upon vesting of outstanding restricted stock units and related dividend equivalents under the IXYS Plans and 14,817 outstanding stock options granted under the IXYS Plans and Zilog Plan. Below is a brief description of the material features of the compensation plans acquired pursuant to the acquisition of IXYS Corporation.
(4)Includes 727,438 shares that remain available for future issuance under the Littelfuse, Inc. Long-Term Incentive Plan and 43,734 shares that remain available for future issuance under the Deferred Compensation Plan for Non-Employee Directors.
(5)Includes 91,214 shares that remain available for future issuance under the IXYS Corporation 2016 Equity Incentive Plan.
IXYS Plans
In connection with the acquisition of IXYS, we assumed the IXYS Corporation 2009 Equity Incentive Plan, IXYS Corporation 2011 Equity Incentive Plan, IXYS Corporation 2013 Equity Incentive Plan, IXYS Corporation 2016 Equity Incentive Plan and outstanding unvested stock options originally granted by IXYS Corporation under the IXYS Plans that were held by continuing employees. At the time of the acquisition of IXYS Corporation, these awards were converted to Littelfuse stock options, with adjustments made to the exercise price of the stock options and the number of shares subject to stock options as agreed upon in the Acquisition Agreement. These unvested options vest in accordance with their original terms, generally vesting in equal annual installments over a four-year period from the original grant date. The options, once granted, generally expire ten years from the date of grant. Under the IXYS Plans, we may grant to former employees of IXYS Corporation or its subsidiaries restricted stock awards, RSUs, stock options and stock appreciation rights with an exercise price that is no less than the fair market value on the date of grant. Equity awards granted under the IXYS Plans following the acquisition have been on similar terms and consistent with grants made pursuant to the Littelfuse, Inc Long-Term Incentive Plan. The IXYS Corporation 2009, 2011, 2013 Equity Incentive Plans expired in June 2019, June 2021 and June 2023, respectively, with no additional grants made after the expiration date. As of December 27, 2025, 91,214 shares remained available for issuance under the IXYS Plans.
Zilog Plans
In connection with the acquisition of IXYS Corporation, we assumed the Zilog, Inc. 2004 Omnibus Stock Incentive Plan and outstanding stock options originally granted by IXYS Corporation under the Zilog Plan that were held by continuing employees of Zilog. At the time of the acquisition of IXYS Corporation, these awards were converted to Littelfuse stock options, with adjustments made to the exercise price of the stock options and the number of shares subject to stock options as agreed upon in the Acquisition Agreement. These options vested in accordance with their original terms, generally in equal annual installments over a four-year period from the original grant date. The options generally expire ten years from the date of grant. The Zilog 2004 Omnibus Stock Incentive Plan expired in February 2014 and no additional grants have been made thereunder. Therefore, as of December 27, 2025, no shares remain available for issuance of new awards under the Zilog Plan and no stock options remain outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning the security ownership of certain beneficial owners, the Company’s directors and executive officers as of March 12, 2026, is set forth in the section titled “Ownership of Littelfuse, Inc. Common Stock” in the Company’s proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information concerning the independence of the Company’s directors, certain relationships and related transactions during 2025 and the Company’s policies with respect to such transactions is set forth in the sections titled "Director Independence; Financial Experts", “Related Person Transactions Policy”, “Related Party Transactions” in the Company’s proxy statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information concerning principal accountant fees and services is set forth in the section titled “Audit Related Matters” in the Company’s proxy statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)Financial Statements and Schedules

			Page
1.	The following Financial Statements are filed as a part of this report:
	i.	Reports of Independent Registered Public Accounting Firms	46 - 49
	ii.	Consolidated Balance Sheets as of December 27, 2025 and December 28, 2024	50
	iii.	Consolidated Statements of Net (Loss) Income for the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023	51
	vi.	Consolidated Statements of Comprehensive Income for the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023	52
	v.	Consolidated Statements of Cash Flows for the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023	53
	vi.	Consolidated Statements of Equity for the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023	54
	vii.	Notes to Consolidated Financial Statements	55 - 103

2.	The following Financial Statement Schedule is submitted herewith for the periods indicated therein.
	i.	Schedule II - Valuation and Qualifying Accounts and Reserves	109

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits. See Exhibit Index		111

ITEM 16. FORM 10-K SUMMARY

None.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Charged to Costs and Expenses (a)	Deductions (b)	Other (c)	Balance at End of Year
(in thousands)
Fiscal year ended December 27, 2025
Allowance for credit losses on accounts receivable	$1,589	$815	$(266)	$382	$2,520
Reserves for sales discounts and allowances	$68,401	$168,821	$(164,156)	$1,487	$74,553

Fiscal year ended December 28, 2024
Allowance for credit losses on accounts receivable	$2,187	$(182)	$(345)	$(71)	$1,589
Reserves for sales discounts and allowances	$82,509	$138,735	$(151,946)	$(897)	$68,401

Fiscal year ended December 30, 2023
Allowance for credit losses on accounts receivable	$1,575	$519	$(181)	$274	$2,187
Reserves for sales discounts and allowances	$81,987	$186,021	$(186,043)	$544	$82,509

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

Littelfuse, Inc.

By: /s/ Gregory N. Henderson
Gregory N. Henderson
President and Chief Executive Officer
 Date: February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 19, 2026 and in the capacities indicated.

/s/ Gordon Hunter	Chairman of the Board of Directors
Gordon Hunter

/s/ Gregory N. Henderson	Director, President and Chief Executive Officer
Gregory N. Henderson	(Principal Executive Officer)

/s/ Kristina A. Cerniglia	Director
Kristina A. Cerniglia

/s/ Tzau-Jin Chung	Director
Tzau-Jin Chung

/s/ Gayla J. Delly	Director
Gayla J. Delly

/s/ Maria C. Green	Director
Maria C. Green

/s/ Anthony Grillo	Director
Anthony Grillo

/s/ William P. Noglows	Director
William P. Noglows

/s/ Abhishek Khandelwal	Executive Vice President and Chief Financial Officer
Abhishek Khandelwal	(Principal Financial Officer)

/s/ Jeffrey G. Gorski	Senior Vice President and Chief Accounting Officer
Jeffrey G. Gorski	(Principal Accounting Officer)

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 0-20388) are incorporated herein by reference:

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
2.1	Stock Purchase Agreement, dated October 19, 2021, by and between Littelfuse, Inc., the Shareholders of Carling Technologies, Inc., and Christopher T. Sorenson, as Sellers’ Representative	8-K	2.1	10/20/2021	0-20388
2.2	First Amendment to Stock Purchase Agreement, dated November 29, 2021, by and between Littelfuse, Inc., the Shareholders of Carling Technologies, Inc., and Christopher T. Sorenson	10-K	2.3	2/27/2022	0-20388
2.3	Sale and Purchase Agreement, dated April 7, 2022, by and between Cayman NIH VI BEIT Holdings, L.P. and Littelfuse, Inc.	8-K	2.1	4/8/2022	0-20388
2.4	Warranty Deed, dated April 7, 2022, by and between the warrantors party thereto and Littelfuse, Inc.	8-K	2.2	4/8/2022	0-20388
2.5	Deed of Amendment No. 1 Sale and Purchase Agreement, dated July 18, 2022, by and between Cayman NIH VI BEIT Holdings, L.P. and Littelfuse, Inc.	10-Q	2.1	8/3/2022	0-20388
2.6	Membership Interest Purchase Agreement, dated October 24, 2025, by and between Littelfuse, Inc. and Basler Holdings, LLC.	8-K	2.1	10/28/2025	0-20388
2.7*	Letter Agreement Amending Membership Interest Purchase Agreement, dated December 11, 2025, by and between Littelfuse Inc. and Basler Holdings, LLC.
3.1	Certificate of Incorporation dated November 25, 1991, as amended April 25, 1997.	10-K	3.1	2/27/2017	0-20388
3.2	Certificate of Designations of Series A Preferred Stock.	8-K	4.2	12/1/1995	0-20388
3.3	Bylaws, as amended and restated January 27, 2023.	8-K	3.1	2/3/2023	0-20388
4.1	Description of Securities of Littelfuse, Inc.	10-K	4.1	2/21/2020	0-20388
10.1	Littelfuse, Inc. Outside Directors' Equity Plan.++	DEF14A	A	3/22/2007	0-20388
10.2	Form of Restricted Stock Unit Award Agreement under the Littelfuse, Inc. Outside Directors' Equity Plan.++	8-K	99.4	5/1/2008	0-20388
10.3	Form of Restricted Stock Unit Award Agreement (Outside Director) under the Littelfuse, Inc. Long-Term Incentive Plan.++	S-8	4.4	5/19/2010	0-20388
10.4	Form of Stock Option Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan.++	S-8	4.6	5/19/2010	0-20388
10.5	Littelfuse, Inc. Annual Incentive Plan, effective January 1, 2014. ++	DEF14A	A	3/17/2014	0-20388
10.6	Form of Stock Option Award Agreement (Executive) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.3	5/6/2016	0-20388
10.7	Form of Stock Option Award Agreement (Outside Director – 2016 Grant) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.4	5/6/2016	0-20388
10.8	Form of Restricted Stock Unit Award Agreement (Outside Director – 2016 Grant) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.7	5/6/2016	0-20388
10.9	Letter Agreement entered into between Littelfuse, Inc. and David W. Heinzmann. Effective January 1, 2017. ++	8-K	10.2	11/16/2016	0-20388

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.10	Littelfuse, Inc. 3.03% Senior Note, Series A, due February 15, 2022, and 3.74% Senior Note, Series B, due February 15, 2027 Note Purchase Agreement.	8-K	10.1	12/9/2016	0-20388
10.11	Littelfuse, Netherland C.V. 1.14% Senior Note, Series A, due December 8, 2023, and 1.83% Senior Note, Series B, due December 8, 2028 Note Purchase Agreement.	8-K	10.2	12/9/2016	0-20388
10.12	Subsidiary Guaranty Agreement, dated December 8, 2016.	8-K	10.4	12/9/2016	0-20388
10.13	Subsidiary Guaranty Agreement, dated as of February 15, 2017.	8-K	10.2	2/15/2017	0-20388
10.14	Restated Littelfuse, Inc. Supplemental Retirement and Savings Plan, effective January 1, 2017. ++	10-K	10.50	2/27/2017	0-20388
10.15	Amended and Restated Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.1	5/1/2017	0-20388
10.16	Form of 2017 Stock Option Award Agreement. ++	8-K	10.3	5/1/2017	0-20388
10.17	Employment offer letter between Littelfuse, Inc. and Jeffrey Gorski, dated June 28, 2017. ++	8-K	10.1	8/14/2017	0-20388
10.18	Note Purchase Agreement, dated November 15, 2017, among Littelfuse, Inc. and note purchasers listed on the signature pages thereto.	8-K	10.1	11/15/2017	0-20388
10.19	Form of 3.78% Senior Note, Series B, due February 15, 2030.	8-K	4.2	11/15/2017	0-20388
10.20	Subsidiary Guaranty Agreement, dated as of January 16, 2018, made by LFUS LLC, Littelfuse Commercial Vehicle, LLC, Iron Merger Co., Inc., IXYS Merger Co., LLC and SymCom, Inc. in favor of the note purchasers and the other holders.	8-K	10.2	1/18/2018	0-20388
10.21	Littelfuse, Inc. Executive Severance Policy. ++	8-K	10.4	1/18/2018	0-20388
10.22	IXYS Corporation 2009 Equity Incentive Plan++	S-8	4.4	1/19/2018	333-221147
10.23	IXYS Corporation 2011 Equity Incentive Plan++	S-8	4.5	1/19/2018	333-221147
10.24	IXYS Corporation 2013 Equity Incentive Plan++	S-8	4.6	1/19/2018	333-221147
10.25	IXYS Corporation 2016 Equity Incentive Plan++	S-8	4.7	1/19/2018	333-221147
10.26	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan++	10-Q	10.4	8/10/2009	000-26124
10.27	Notice of Stock Option Grant and Agreement for IXYS Corporation 2011 Equity Incentive Plan++	10-Q	10.2	8/5/2011	000-26124
10.28	Notice of Stock Option Grant and Agreement for IXYS Corporation 2013 Equity Incentive Plan++	10-Q	10.6	8/9/2013	000-26124
10.29	Notice of Stock Option Grant and Agreement for IXYS Corporation 2016 Equity Incentive Plan++	10-Q	10.1	11/3/2016	000-26124
10.30	Cross Border Assumption Agreement, dated as of October 3, 2018, made by each of New Dutch B.V. and IXYS Dutch B.V. in favor of the note purchasers and the other holders.	10-K	10.106	02/22/2019	0-20388
10.31	Amended and Restated Employment Agreement entered into between Littelfuse Europe GmbH and Alexander Conrad, effective April 1, 2019. ++	10-K	10.77	02/21/2020	0-20388
10.32	Form of Restricted Stock Unit Award Agreement (Tier I) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.1	4/24/2020	0-20388
10.33	Form of Option Award Agreement (Tier I) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.2	4/24/2020	0-20388
10.34	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.3	4/24/2020	0-20388
10.35	Form of Option Award Agreement (Non-Employee Director) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.4	4/24/2020	0-20388

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.36	Form of Restricted Stock Unit Award Agreement (Tier II) under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.6	4/29/2020	0-20388
10.37	Form of Restricted Stock Unit Award Agreement (IXYS Tier II) under the IXYS Corporation Equity Incentive Plan. ++	10-Q	10.7	4/29/2020	0-20388
10.38	Form of Retention Stock Option Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.8	7/29/2020	0-20388
10.39	Form of Retention Stock Option Award Agreement under the IXYS Corporation Equity Incentive Plan. ++	10-Q	10.9	7/29/2020	0-20388
10.40	Form of Retention Restricted Stock Unit Award Agreement under the Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.10	7/29/2020	0-20388
10.41	Form of Retention Restricted Stock Unit Award Agreement under the IXYS Corporation Equity Incentive Plan. ++	10-Q	10.11	7/29/2020	0-20388
10.42	Amended and Restated Littelfuse Deferred Compensation Plan for Non-Employee Directors. ++	10-Q	10.1	10/28/2020	0-20388
10.43	First Amendment to the Littelfuse, Inc. Supplemental Retirement and Savings Plan, effective January 1, 2019.++	10-K	10.68	2/18/2021	0-20388
10.44	Second Amendment to the Littelfuse, Inc. Supplemental Retirement and Savings Plan, effective January 1, 2020.++	10-K	10.69	2/18/2021	0-20388
10.45	Third Amendment to the Littelfuse, Inc. Supplemental Retirement and Savings Plan, effective January 1, 2020.++	10-K	10.70	2/18/2021	0-20388
10.46	Employment offer letter between Littelfuse, Inc. and Maggie Chu, dated April 28, 2021 ++	10-Q	10.1	7/28/2021	0-20388
10.47	Form of 4.33% Senior Note due June 30, 2032.	8-K	4.1	5/19/2022	0-20388
10.48	Note Purchase Agreement, dated May 18, 2022, among Littelfuse, Inc. and note purchasers listed on the signature pages thereto.	8-K	10.1	5/19/2022	0-20388
10.49	Subsidiary Guaranty Agreement, dated July 18, 2022, among Carling Technologies, Inc., Hartland Controls Holding Corp., Hartland Controls, L.L.C., IXYS Buckeye, LLC, IXYS Integrated Circuits Division, LLC, IXYS Long Beach, Inc., IXYS USA, LLC, IXYS, LLC, LFUS LLC, Littelfuse Commercial Vehicle, LLC, Littelfuse Holding, LLC, Littelfuse International Holding, LLC, Littelfuse Mexico Holding LLC, Monolith Semiconductor Inc., Pele Technology, Inc., Reaction Tech RE, LLC, Reaction Technology Epi, LLC, Reaction Technology Incorporated, SymCom, Inc. and Zilog, Inc.	8-K	10.2	5/19/2022	0-20388
10.50	First Amendment to 2016 Note Purchase Agreement, dated May 18, 2022, among Littelfuse, Inc., certain subsidiary guarantors, and the institutions party thereto.	8-K	10.3	5/19/2022	0-20388
10.51	First Amendment to 2016 Cross Border Note Purchase Agreement, dated May 18, 2022, among Littelfuse Netherland C.V., Littelfuse, Inc., certain subsidiary guarantors, and the institutions party thereto.	8-K	10.4	5/19/2022	0-20388
10.52	First Amendment to 2017 Note Purchase Agreement, dated May 18, 2022, among Littelfuse, Inc., certain subsidiary guarantors, and the institutions party thereto.	8-K	10.5	5/19/2022	0-20388

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.53	Amended and Restated Credit Agreement, dated as of June 30, 2022, by and among Littelfuse, Inc., certain subsidiaries of the company, as designated borrowers, certain subsidiaries of the company, as guarantors, the lenders party thereto and Bank of America, N.A., as agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association and BMO Harris Bank, N.A., as co-senior documentation agents, Wells Fargo Bank, National Association, as documentation agent, BofA Securities, Inc. as sole bookrunner and joint lead arranger, and JPMorgan Chase Bank, N.A., as joint lead arranger.	8-K	10.1	6/30/2022	0-20388
10.54	First Amendment to the Amended and Restated Littelfuse, Inc. Long-Term Incentive Plan.++	8-K	10.1	4/28/2023	0-20388
10.55	Form of Change of Control Agreement.++	8-K	10.1	1/05/2024	0-20388
10.56	Amended and Restated Annual Incentive Plan.++	8-K	10.1	2/01/2024	0-20388
10.57	Retirement Letter, dated January 10, 2025, by and between Littelfuse, Inc. and David W. Heinzmann.++	8-K	10.1	1/13/2025	0-20388
10.58	Offer Letter, dated January 10, 2025, by and between Littelfuse, Inc and Gregory N. Henderson.++	8-K	10.2	1/13/2025	0-20388
10.59	Performance Share Award Agreement, dated February 10, 2025, by and between Littelfuse, Inc. and Gregory N. Henderson.++	10-K	10.60	3/13/2025	0-20388
10.60	Form of Off-Cycle Restricted Stock Unit Award Agreement.++	10-K	10.61	3/13/2025	0-20388
10.61	Form of Off-Cycle Littelfuse-IXYS Restricted Stock Unit Award Agreement.++	10-K	10.62	3/13/2025	0-20388
10.62	Letter Agreement between Littelfuse, Inc. and Meenal Sethna, dated April 8, 2025. ++	8-K	10.1	4/09/2025	0-20388
10.63	Form of Performance Share Award Agreement (Tier I) under the Amended and Restated Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.2	4/28/2025	0-20388
10.64	Form of Restricted Stock Unit Award Agreement (Tier I) under the Amended and Restated Littelfuse, Inc. Long-Term Incentive Plan. ++	8-K	10.1	4/28/2025	0-20388
10.65	Form of Restricted Stock Unit Award Agreement (Tier II) under the Amended and Restated Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.4	4/30/2025	0-20388
10.66	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the Amended and Restated Littelfuse, Inc. Long-Term Incentive Plan. ++	10-Q	10.5	4/30/2025	0-20388
10.67	Form of Restricted Stock Unit Award Agreement (Tier I) under the Littelfuse/IXYS Corporation Long-Term Incentive Plan. ++	8-K	10.3	4/28/2025	0-20388
10.68	Form Restricted Stock Unit Award Agreement (Tier II) under the Littelfuse/IXYS Corporation Long-Term Incentive Plan. ++	10-Q	10.7	4/30/2025	0-20388
10.69	Littelfuse, Inc. Long-Term Incentive Plan Subplan for Restricted Stock Units Granted to French Participants. ++	10-Q	10.8	4/30/2025	0-20388
10.70	Offer Letter between Littelfuse, Inc. and Abhishek Khandelwal, dated May 13, 2025. ++	8-K	10.1	5/27/2025	0-20388
10.71	Letter Agreement between Littelfuse, Inc. and Chad Marak, dated August 26, 2025.++	10-Q	10.1	10/29/2025	0-20388
10.72	Form of Non-Compete, Non-Solicitation, Indemnification, Resignation and Release Agreement. ++	8-K	10.1	10/28/2025	0-20388
10.73	Letter Agreement between Littelfuse, Inc. and Ryan K. Stafford, dated January 7, 2026. ++	8-K	10.1	1/08/2026	0-20388

Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.74*	Summary of Non-Employee Director Compensation.++
19.1	Insider Trading Policy.	10-K	19.1	2/16/2024	0-20388
21.1*	Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+++	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy	10-K	97.1	2/16/2024	0-20388
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page on this Annual Report on Form 10-K for the fiscal year ended December 27, 2025, formatted in Inline XBRL and contained in Exhibit 101.
* Filed with this Report.
+ Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Littelfuse agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.
++ Management contract or compensatory plan or arrangement.
+++ Furnished with this Report.