Form 10-Q
period 2026-03-28
LITTELFUSE INC /DE
filed 2026-05-06
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
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

As of May 1, 2026, the registrant had outstanding 25,288,904 shares of Common Stock, net of Treasury Shares.

ITEM 1. FINANCIAL STATEMENTS
LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands, except share and per share data)	March 28, 2026	December 27, 2025
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$481,697	$563,391
Short-term investments	279	287
Trade receivables, less allowances of $79,896 and $77,073 at March 28, 2026 and December 27, 2025, respectively	380,963	363,215
Inventories (Note 3)	418,922	416,472
Prepaid income taxes and income taxes receivable	5,240	6,137
Prepaid expenses and other current assets	89,135	85,832
Total current assets	1,376,236	1,435,334
Net property, plant, and equipment (Note 4)	533,528	540,640
Intangible assets, net of amortization (Note 5)	570,025	594,907
Goodwill (Note 5)	1,209,792	1,211,411
Investments	19,524	20,010
Deferred income taxes	5,471	5,255
Right of use lease assets	82,520	86,263
Other long-term assets	60,455	62,976
Total assets	$3,857,551	$3,956,796
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$222,666	$211,079
Accrued liabilities (Note 6)	170,787	199,271
Accrued income taxes	33,354	26,186
Current portion of long-term debt (Note 8)	100,483	96,233
Total current liabilities	527,290	532,769
Long-term debt, less current portion (Note 8)	531,049	706,394
Deferred income taxes	101,612	102,335
Accrued post-retirement benefits	39,084	38,733
Non-current lease liabilities	69,122	71,765
Other long-term liabilities	75,330	78,766
Total liabilities	$1,343,487	$1,530,762
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, March 28, 2026–27,251,066; December 27, 2025–27,014,490	266	264
Additional paid-in capital	1,149,103	1,098,150
Treasury stock, at cost: 2,088,645 and 2,088,409 shares, respectively	(338,758)	(338,696)
Accumulated other comprehensive loss	(24,557)	(5,383)
Retained earnings	1,728,010	1,671,699
Total equity	2,514,064	2,426,034
Total liabilities and equity	$3,857,551	$3,956,796

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 28, 2026	March 29, 2025
Net sales	$656,969	$554,307
Cost of sales	402,820	347,051
Gross profit	254,149	207,256

Selling, general, and administrative expenses	99,325	87,708
Research and development expenses	29,737	26,048
Amortization of intangibles	16,500	14,331
Restructuring, impairment, and other charges	7,422	9,019
Total operating expenses	152,984	137,106
Operating income	101,165	70,150

Interest expense	6,977	8,875
Foreign exchange (gain) loss	(2,413)	4,843
Other income, net	(130)	(3,515)
Income before income taxes	96,731	59,947
Income taxes	21,584	16,376
Net income	$75,147	$43,571

Earnings per share:
Basic	$3.00	$1.76
Diluted	$2.96	$1.75

Weighted-average shares and equivalent shares outstanding:
Basic	25,074	24,767
Diluted	25,420	24,963

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Net income	$75,147	$43,571
Other comprehensive income (loss):
Pension and postemployment adjustments, net of tax	516	219
Cash flow hedges, net of tax	(3,244)	588
Foreign currency translation adjustments, net of tax	(16,446)	36,790
Comprehensive income	$55,973	$81,168

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
OPERATING ACTIVITIES
Net income	$75,147	$43,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,952	18,430
Amortization of intangibles	16,500	14,331
Deferred revenue	(162)	613
Impairment charges	—	136
Stock-based compensation	5,671	4,855
Loss on investments and other assets	119	1,630
Deferred income taxes	(47)	(2,916)
Other	1,581	579
Changes in operating assets and liabilities:
Trade receivables	(21,783)	(14,745)
Inventories	(6,740)	8,699
Accounts payable	8,567	(8,772)
Accrued liabilities and income taxes	(19,802)	(8,044)
Prepaid expenses and other assets	2,255	7,391
Net cash provided by operating activities	80,258	65,758
INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(2,508)	(57,417)
Purchases of property, plant, and equipment	(14,094)	(23,102)
Net proceeds from sale of property, plant and equipment, and other	31	11
Net cash used in investing activities	(16,571)	(80,508)
FINANCING ACTIVITIES
Payments of senior notes payable	—	(50,000)
Repayments of other debts	(736)	(657)
Payments of term loan	(66,250)	(3,750)
Payments of revolving credit facility	(100,000)	—
Net proceeds related to stock-based award activities	45,223	2,082
Repurchases of common stock, with excise tax	—	(27,374)
Debt issuance costs	(2,057)	—
Cash dividends paid	(18,836)	(17,335)
Net cash used in financing activities	(142,656)	(97,034)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,762)	5,603
Decrease in cash, cash equivalents, and restricted cash	(81,731)	(106,181)
Cash, cash equivalents, and restricted cash at beginning of period	565,104	726,437
Cash, cash equivalents, and restricted cash at end of period	$483,373	$620,256
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$481,697	$618,687
Restricted cash included in other long-term assets	1,676	1,569
Cash paid during the period for interest	10,482	12,193
Capital expenditures, not yet paid	12,593	4,952
See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Loss	Retained Earnings	Total
Balance at December 27, 2025	$264	$1,098,150	$(338,696)	$(5,383)	$1,671,699	$2,426,034
Net income	—	—	—	—	75,147	75,147
Other comprehensive loss, net of tax	—	—	—	(19,174)	—	(19,174)
Stock-based compensation	—	5,671	—	—	—	5,671
Withheld shares on restricted share units for withholding taxes	—	—	(62)	—	—	(62)
Stock options exercised	2	45,282	—	—	—	45,284
Cash dividends paid ($0.75 per share)	—	—	—	—	(18,836)	(18,836)
Balance at March 28, 2026	$266	$1,149,103	$(338,758)	$(24,557)	$1,728,010	$2,514,064

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss) Income	Retained Earnings	Non-controlling Interest	Total
Balance at December 28, 2024	$262	$1,049,079	$(305,351)	$(146,361)	$1,815,628	$355	$2,413,612
Net income	—	—	—	—	43,571	—	43,571
Other comprehensive income, net of tax	—	—	—	37,597	—	—	37,597
Stock-based compensation	—	4,855	—	—	—	—	4,855
Non-controlling interest	—	—	—	—	(70)	70	—
Withheld shares on restricted share units for withholding taxes	—	—	(62)	—	—	—	(62)
Stock options exercised	—	2,143	—	—	—	—	2,143
Repurchases of common stock, with excise tax	—	—	(27,626)	—	—	—	(27,626)
Cash dividends paid ($0.70 per share)	—	—	—	—	(17,335)	—	(17,335)
Balance at March 29, 2025	$262	$1,056,077	$(333,039)	$(108,764)	$1,841,794	$425	$2,456,755

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

Basis of Presentation

The Company’s accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the consolidated balance sheets, statements of operations and comprehensive income, statements of cash flows, and statements of stockholders' equity prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. They have been prepared in accordance with accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, which should be read in conjunction with the disclosures therein. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for interim periods are not necessarily indicative of annual operating results.

Revenue Recognition

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three months ended March 28, 2026 and March 29, 2025:

	Three Months Ended March 28, 2026
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$187,123	$—	$—	$187,123
Electronics – Semiconductor	175,652	$—	$—	175,652
Commercial Vehicle Products	—	78,881	—	78,881
Passenger Car Products	—	76,240	—	76,240
Automotive Sensors	—	15,260	—	15,260
Industrial Products	—	—	123,813	123,813
Total	$362,775	$170,381	$123,813	$656,969

	Three Months Ended March 29, 2025
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Semiconductor	$158,289	$—	$—	$158,289
Electronics – Passive Products and Sensors	148,960	—	—	148,960
Commercial Vehicle Products	—	77,769	—	77,769
Passenger Car Products	—	69,035	—	69,035
Automotive Sensors	—	15,058	—	15,058
Industrial Products	—	—	85,196	85,196
Total	$307,249	$161,862	$85,196	$554,307

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

Ship and Debit Program

Some of the terms of the Company's sales agreements and normal business conditions provide customers (distributors) the ability to receive price adjustments on products previously shipped and invoiced. This practice is common in the industry and is referred to as a "ship and debit" program. This program allows the distributors to debit the Company for the difference between the distributors' contracted price and a lower price for specific transactions. Under certain circumstances (usually in a competitive situation or large volume opportunity), a distributor will request authorization for pricing allowances to reduce its price. When the Company approves such a reduction, the distributor is authorized to "debit" its account for the difference between the contracted price and the lower approved price. The Company establishes reserves for this program based on historical activity, distributor inventory levels and actual authorizations for the debit and recognizes these debits as a reduction of revenue.

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash at March 28, 2026 and December 27, 2025 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

(in thousands)	March 28, 2026	December 27, 2025
Cash and cash equivalents	$481,697	$563,391
Restricted cash included in other long-term assets	1,676	1,713
Total cash, cash equivalents, and restricted cash	$483,373	$565,104

Recently Adopted Accounting Standards
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." The amendments in this update provide entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. In developing reasonable and supportable forecasts as part of estimating expected credit losses, the practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The guidance is effective for fiscal years beginning after December 15, 2025 with early adoption permitted. The adoption of ASU 2025-05 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

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

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)." The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity (a) disclose the amounts of (i) purchases of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization, and (v) depreciation, depletion, and amortization recognized as part of oil and gas producing activities ("DD&A") included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (i)-(v); (b) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; (c) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; (d) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The adoption of this guidance will increase the Company's disclosures in its Consolidated Financial Statements. The Company is currently evaluating the potential impact on the disclosures in the Company's Condensed Consolidated Financial Statements.

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

The Company financed the transaction with cash on hand. The total purchase consideration of $352.8 million, net of cash acquired, has been allocated, on a preliminary basis, based on estimated fair values of assets acquired and liabilities assumed. The purchase price allocation is preliminary because the determination of the fair value of the net assets acquired, including the third-party valuation of acquired tangible assets, is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable.

The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the Basler acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$352,809
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables, net	14,739
Inventories	20,703
Other current assets	4,152
Property, plant, and equipment	21,532
Intangible assets	145,000
Goodwill	160,977
Other long-term assets	4,146
Current liabilities	(15,690)
Other long-term liabilities	(2,750)
$352,809

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

During the three months ended March 28, 2026, the Company made adjustments to reduce the fair value of intangible assets of $5.0 million, current liabilities of $3.2 million, inventories of $2.6 million, trade receivables of $2.1 million, property, plant, and equipment of $1.7 million, other long-term assets of $1.6 million, and increase in other current assets of $1.2 million. As a result of these adjustments, goodwill was increased by $8.6 million. The Company paid $2.5 million of indebtedness as part of the purchase consideration during the three months ended March 28, 2026.

As required by purchase accounting guidance, the Company recorded a $6.4 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up is being amortized as a non-cash charge to cost of goods sold during the fourth quarter of 2025 and first quarter of 2026, as the acquired inventory is sold, and reflected as other non-segment costs. The Company recognized a non-cash charge of $5.4 million to cost of goods sold during the three months ended March 28, 2026. There is no future remaining amortization of this step-up of inventory as of March 28, 2026.

For the three months ended March 28, 2026, the Company recorded $0.5 million legal and professional fees related to the Basler acquisition recognized as Selling, general, and administrative expenses and reflected as other non-segment costs. A total of $3.0 million of legal and professional fees related to the Basler acquisition was recognized since 2025. These costs were reflected as other non-segment costs.

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

During the three months ended March 29, 2025, the Company did not incur any legal and professional fees related to the Dortmund Fab acquisition recognized as Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. A total of $3.5 million of legal and professional fees related to the Dortmund Fab acquisition was recognized since 2023. These costs were reflected as other non-segment costs.

Pro Forma Results

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company, Basler and Dortmund Fab as though the acquisitions had occurred as of December 31, 2023. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the Basler and Dortmund Fab acquisitions occurred as of December 31, 2023, or of future consolidated operating results.

	For the Three Months Ended
(in thousands, except per share amounts)	March 28, 2026	March 29, 2025
Net sales	$656,969	$587,520
Income before income taxes	102,559	61,376
Net income	79,576	44,278
Net income per share — basic	3.17	1.79
Net income per share — diluted	3.13	1.77

Pro forma results presented above primarily reflect the following adjustments:

	For the Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Amortization (a)	$—	$(2,583)
Depreciation	—	(245)
Amortization of inventory adjustments (b)	5,333	(504)
Transaction costs (c)	495	(37)
Income tax (expense) benefit of above items	(1,399)	841
Total	$4,429	$(2,528)

(a) The amortization adjustment for the three months ended March 29, 2025, primarily reflects amortization resulting from the measurement of intangibles at their fair values.
(b) The amortization of inventory adjustments reflects the reversal of the amount recognized during the three months ended March 28, 2026 and March 29, 2025. The inventory adjustment related to the Basler acquisition is being amortized over three months as the inventory is sold. The inventory adjustment related to the Dortmund Fab acquisition was fully amortized over two months as the inventory was sold during 2025.
(c) The transaction costs adjustment reflects the reversal of certain legal and professional fees related to the Basler and Dortmund acquisitions for the three months ended March 28, 2026 and March 29, 2025, respectively

3. Inventories

The components of inventories at March 28, 2026 and December 27, 2025 were as follows:

(in thousands)	March 28, 2026	December 27, 2025
Raw materials	$192,058	$186,662
Work in process	133,686	131,129
Finished goods	176,771	181,376
Inventory reserves	(83,593)	(82,695)
Total	$418,922	$416,472

4. Property, Plant, and Equipment, net

The components of net property, plant, and equipment at March 28, 2026 and December 27, 2025 were as follows:

(in thousands)	March 28, 2026	December 27, 2025
Land and land improvements	$23,057	$24,088
Building and building improvements	215,640	215,024
Machinery and equipment	999,855	998,988
Accumulated depreciation and amortization	(705,024)	(697,460)
Total	$533,528	$540,640

The Company recorded depreciation expense of $19.0 million and $18.4 million for the three months ended March 28, 2026 and March 29, 2025, respectively, in Cost of sales, Selling, general, and administrative expenses, and Research and development expenses in the Condensed Consolidated Statements of Operations.

5. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by segment for the three months ended March 28, 2026 were as follows:

(in thousands)	Electronics	Transportation	Industrial	Total
Net goodwill as of December 27, 2025
Gross goodwill as of December 27, 2025	$1,027,462	$242,192	$338,739	$1,608,393
Accumulated impairment losses as of December 27, 2025	(303,133)	(44,793)	(49,056)	(396,982)
Total	724,329	197,399	289,683	1,211,411
Changes during 2026:
Adjustments (a)	—	—	8,634	8,634
Foreign currency translation adjustments	(7,987)	(916)	(1,350)	(10,253)
Net goodwill as of March 28, 2026
Gross goodwill as of March 28, 2026	1,015,516	240,953	345,030	1,601,499
Accumulated impairment losses as of March 28, 2026	(299,174)	(44,470)	(48,063)	(391,707)
Total	$716,342	$196,483	$296,967	$1,209,792
(a) The adjustments were related to the acquisition of Basler.

The components of intangible assets as of March 28, 2026 and December 27, 2025 were as follows:

	As of March 28, 2026
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$16,838	$3,783	$13,055
Patents, licenses, and software	288,347	214,771	73,576
Distribution network	42,246	42,246	—
Customer relationships, trademarks, and tradenames	783,688	300,294	483,394
Total	$1,131,119	$561,094	$570,025

	As of December 27, 2025
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$16,661	$3,613	$13,048
Patents, licenses, and software	291,192	212,184	79,008
Distribution network	42,384	42,384	—
Customer relationships, trademarks, and tradenames	793,670	290,819	502,851
Total	$1,143,907	$549,000	$594,907

The intangible assets of $145.0 million acquired from the Basler acquisition, the components of which were as follows:

	2026
(in thousands, except weighted average useful life)	Weighted Average Useful Life (Years)	Amount
Basler
Patents, developed technology	5	$15,000
Customer relationships, trademarks, and tradenames	14.5	130,000
Total		$145,000

During the three months ended March 28, 2026 and March 29, 2025, the Company recorded amortization expense of $16.5 million and $14.3 million, respectively.

Estimated annual amortization expense related to intangible assets with definite lives as of March 28, 2026 was as follows:

(in thousands)	Amount
Remainder of 2026	$43,947
2027	58,361
2028	57,960
2029	57,549
2030	54,090
2031 and thereafter	298,118
Total	$570,025

6. Accrued Liabilities

The components of accrued liabilities as of March 28, 2026 and December 27, 2025 were as follows:

(in thousands)	March 28, 2026	December 27, 2025
Employee-related liabilities	$89,161	$114,662
Current lease liability	11,272	11,435
Other non-income taxes	10,688	7,960
Restructuring liability	7,148	6,014
Deferred revenue	6,713	11,215
Professional services	5,590	6,629
Interest	3,129	7,069
Other customer reserves	2,394	2,874
Current benefit liability	1,680	1,680
Other	33,012	29,733
Total	$170,787	$199,271

Employee-related liabilities consist primarily of payroll, sales commissions, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other customer-related liabilities.

7. Restructuring, Impairment, and Other Charges

The Company recorded restructuring, impairment, and other charges for the three months ended March 28, 2026 and March 29, 2025 as follows:

	Three Months Ended March 28, 2026
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$4,827	$2,041	$372	$7,240
Other restructuring charges	178	4	—	182
Total	$5,005	$2,045	$372	$7,422

	Three Months Ended March 29, 2025
(in thousands)	Electronics	Transportation	Industrial	Total
Employee terminations	$4,804	$3,132	$412	$8,348
Other restructuring charges	511	23	1	535
Total restructuring charges	5,315	3,155	413	8,883
Impairment	136	—	—	136
Total	$5,451	$3,155	$413	$9,019

2026
For the three months ended March 28, 2026, the Company recorded total restructuring charges of $7.4 million, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions for the semiconductor business within the Electronics segment and the reorganization of certain manufacturing, selling and administrative functions for the commercial vehicle business within the Transportation segment.

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

The restructuring reserves as of March 28, 2026 and December 27, 2025 were $7.1 million and $6.0 million, respectively, included within Accrued liabilities. Additionally, $0.2 million and $0.3 million were included within Other long-term liabilities in the Condensed Consolidated Balance Sheets as of March 28, 2026 and December 27, 2025, respectively. The Company anticipates the remaining payments associated with employee terminations will primarily be completed during fiscal year 2026.

8. Debt

The carrying amounts of debt at March 28, 2026 and December 27, 2025 were as follows:

(in thousands)	March 28, 2026	December 27, 2025
Revolving credit facility	$200,000	$100,000
Term loan	—	266,250
Euro Senior Notes, Series B due 2028	109,545	111,977
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
U.S. Senior Notes, due 2032	100,000	100,000
Other	483	1,233
Unamortized debt issuance costs	(3,496)	(1,833)
Total debt	631,532	802,627
Less: Current maturities	(100,483)	(96,233)
Total long-term debt	$531,049	$706,394

Revolving Credit Facility and Term Loan

On March 12, 2026, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") to amend and restate and effect certain changes to its existing credit agreement, dated as of June 30, 2022 (the “Existing Credit Agreement”), including, among other changes: (i) paying off and eliminating the $300 million unsecured term loan credit facility; (ii) increasing the size of the revolving credit facility from $700 million to $800 million; and (iii) extending the maturity date to March 12, 2031 (the “Maturity Date”). As a result of entering into the Credit Agreement, the Company paid off $62.5 million of the term loan and replaced $200 million of the term loan under the Existing Credit Agreement with $200 million borrowing under the revolving credit facility under the Credit Agreement. Pursuant to the Credit Agreement, the Company may, from time to time, increase the size of the revolving credit facility or enter into one or more tranches of term loans in minimum increments of $25 million if there is no event of default and the Company is in compliance with certain financial covenants.

The principal balance of the revolving credit facility is due on the Maturity Date. The revolving loan balances under the Credit Facility were $200.0 million as of March 28, 2026. Prior to entering into the Credit Agreement, the Company paid off $100.0 million of the revolving loan and $3.8 million of the term loan under the Existing Credit Agreement during the first quarter of 2026.

Loans made under the available credit facility pursuant to the Credit Agreement ("the Credit Facility") bear interest at the Company’s option, at either (i) Secured Overnight Financing Rate ("SOFR"), fixed for interest periods of one, two, three or six-month periods, plus 1.00% to 1.75%, based upon the Company's Consolidated Leverage Ratio, as defined in the Credit Agreement or (ii) the bank’s Base Rate, as defined in the Credit Agreement, plus 0.00% to 0.75%, based upon the Company’s Consolidated Leverage Ratio, as defined in the Credit Agreement. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.10% to 0.175%, based on the Consolidated Leverage Ratio, as defined in the Credit Agreement. The Credit Agreement includes representations, covenants and events of default that are customary for financing transactions of this nature.

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

As of March 28, 2026, the effective interest rate on the outstanding borrowings under the Credit Facility was 3.88% on the hedged portion.

As of March 28, 2026, the Company had $1.2 million outstanding letters of credit and had $598.8 million of borrowing capacity available under the revolving credit facility. As of March 28, 2026, the Company was in compliance with all covenants under the Credit Agreement.

Debt Issuance Cost

During the three months ended March 28, 2026, the Company incurred debt issuance costs of $2.2 million in connection with the newly amended and restated Credit Agreement completed on March 12, 2026 which, along with the remaining eligible balance of debt issuance costs of the previous credit facility, are being amortized over the 5 year life of the newly amended and restated Credit Agreement.

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

On November 15, 2017, the Company entered into a Note Purchase Agreement pursuant to which the Company issued and sold $175 million in aggregate principal amount of senior notes in two series. On January 16, 2018, $50 million aggregate principal amount of 3.48% Senior Notes, Series A, due February 15, 2025 (“U.S. Senior Notes, Series A due 2025”) and $125 million in aggregate principal amount of 3.78% Senior Notes, Series B, due February 15, 2030 (“U.S. Senior Notes, Series B due 2030”) (together, the “U.S. Senior Notes due 2025 and 2030”) were funded. During the first fiscal quarter of 2025, the Company paid off $50 million of U.S. Senior Notes, Series A, due 2025. Interest on the U.S. Senior Notes, Series B due 2030 is payable semiannually on February 15 and August 15, commencing on August 15, 2018.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. As of March 28, 2026, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders and is required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $10.5 million and $12.2 million for the three months ended March 28, 2026 and March 29, 2025, respectively, which included cash settlements received from the interest rate swap entered on May 12, 2022.

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

Cash Equivalents

Cash equivalents primarily consist of money market funds, certificates of deposit, and short-term time deposits, which are held with institutions with sound credit ratings and are highly liquid. The Company classified cash equivalents as Level 1 and were valued at cost, which approximates fair value.

Investments in Equity Securities

Investments in equity securities listed on a national market or exchange are valued at the last sales price and classified within Level 1 of the valuation hierarchy and recorded in Investments and Other long-term assets.

Derivatives Designated as Hedging Instruments

For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. For highly effective cash flow hedges, ASC 815 requires the entire change in fair value of the hedging instrument included in the assessment of hedge effectiveness to be recorded in other comprehensive income. No amount of ineffectiveness was recognized for the three months ended March 28, 2026. The Company continues to assess the effectiveness of the hedges on an ongoing basis. The Company does not enter into derivative financial instruments for trading purposes.

Cross-Currency Swap Agreement

In February 2026, the Company entered into a fixed-to-fixed cross currency swaps to mitigate foreign currency risk exposure related to fluctuations between the Euro and the U.S. dollar. These instruments were designated as net investment hedges to offset the impact of EUR-USD exchange rate volatility associated with the Company's net investments in certain foreign entities. The fair value of the cross-currency swaps was determined using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as net investment hedges are deferred in the foreign currency translation adjustment within accumulated other comprehensive loss. Gains or losses deferred in accumulated other comprehensive loss are reclassified into earnings at the time the underlying hedged net investment is disposed of or substantially liquidated. The Company applied cross-currency swap net investment hedge designation under spot method. Under this method, the Company is allowed to recognize interest income from the spot‑forward differential on a straight‑line basis over the term of the swap agreement, and the spot‑forward differential is excluded from the assessment of hedge effectiveness. For the three months ended March 28, 2026, the Company recorded a pre-tax unrealized gain on the cross-currency swaps of $2.3 million. The primary inputs into the valuation of the cross-currency swaps are interest rate yield curves, foreign exchange rates, cross-currency basis spreads, credit spreads and other market information. The cross-currency swaps are classified within Level 2 of the fair value hierarchy since all significant inputs are corroborated by observable market data. As of March 28, 2026, the Company had outstanding cross-currency swap agreements designated as net investment hedges with an aggregate notional value of €84.7 million on the pay leg and $100.0 million on the receive leg.

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

Trade Entry Date	Trade Maturity Date	Weighted-Average Floor	Weighted-Average Ceiling
July 3, 2024	August 29, 2025	18.0000	19.4350
August 5, 2024	September 29, 2025	19.6550	21.0000
September 3, 2024	November 3, 2025	20.0820	21.7571
September 30, 2024	November 26, 2025	19.8700	21.3650
November 4, 2024	January 2, 2026	20.1200	21.6900
December 3, 2024	February 2, 2026	20.4250	22.0377
January 2, 2025	March 2, 2026	20.8000	21.9082
February 6, 2025	March 30, 2026	20.5300	22.0000
April 9, 2025	June 1, 2026	20.9700	22.2355
May 1, 2025	June 29, 2026	19.6940	20.9700
June 4, 2025	August 3, 2026	19.3100	20.3437
July 2, 2025	August 31, 2026	18.8500	19.8025
August 5, 2025	September 29, 2026	18.8500	19.8000
September 2, 2025	November 2, 2026	18.8100	19.8347
September 30, 2025	November 30, 2026	18.4200	19.3700
November 4, 2025	January 4, 2027	18.7200	19.7000
November 26, 2025	February 2, 2027	18.4300	19.4852
January 6, 2026	March 1, 2027	18.0620	18.9250
February 4, 2026	April 5, 2027	17.4175	18.2500
March 4, 2026	May 3, 2027	17.6720	18.4060

The fair value of the collars was determined using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive loss until the underlying transactions are recognized in earnings. For the three months ended March 28, 2026, the Company recorded pre-tax unrealized losses on the collars of $4.0 million. As of March 28, 2026, the Company estimates that approximately $3.2 million of pre-tax gains recorded in accumulated other comprehensive loss will be recognized in earnings over the next 12 months. The amounts included in accumulated other comprehensive income will be reclassified to earnings should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the three months ended March 28, 2026. The Company will continue to assess the effectiveness of the hedge on an ongoing basis. The primary inputs into the valuation of the collars are interest yield curves, interest rate volatilities, foreign exchange rates, foreign exchange volatilities, credit risk, credit spreads and other market information. The collars are classified within Level 2 of the fair value hierarchy since all significant inputs are corroborated by market observable data.

Interest Rate Swap

On May 12, 2022, the Company entered into an interest rate swap agreement to manage interest rate risk exposure, effectively converting the interest rate on the Company's SOFR based floating-rate loans to a fixed-rate. The interest rate swap, with a notional value of $200 million, was designated as a cash flow hedge against the variability of cash flows associated with the Company's SOFR based loans scheduled to mature on June 30, 2027. The fair value of the interest rate swap was valued using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive loss until the underlying transactions are recognized in earnings. For the three months ended March 28, 2026, the Company recorded a pre-tax unrealized gain on the interest rate swap of $0.8 million. As of March 28, 2026, the Company estimates that approximately $1.9 million of pre-tax gains recorded in accumulated other comprehensive loss will be recognized in earnings over the next 12 months. The primary inputs into the valuation of the interest rate swap are interest yield curves, interest rate volatility, credit risk, credit spreads and other market information. The interest rate swap is classified within Level 2 of the fair value hierarchy since all significant inputs are corroborated by observable market data.

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

As of March 28, 2026 and December 27, 2025, the fair values of the Company's derivative financial instruments and their classifications on the Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Condensed Consolidated Balance Sheets Classification	March 28, 2026	December 27, 2025
Derivatives designated as hedging instruments
Interest rate swap agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$1,714	$1,162
	Other long-term assets	618	382
Zero cost collar agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$3,602	$6,816
	Other long-term assets	—	3
	Accrued liabilities	777	—
	Other long-term liabilities	16	—
Cross-currency swap agreement:
Designated as net investment hedge	Prepaid expenses and other current assets	$757	$—
	Other long-term assets	1,518	—

The pre-tax (gains) losses recognized on derivative financial instruments in the Condensed Consolidated Statements of Operations for the three months ended March 28, 2026 and March 29, 2025 were as follows:

		Three Months Ended
(in thousands)	Classification of (Gains) Losses Recognized in the Condensed Consolidated Statements of Operations	March 28, 2026	March 29, 2025
Derivatives designated as cash flow hedges
Interest rate swap agreement	Interest expense	$(464)	$(788)
Zero cost collar agreement	Cost of sales	(4,078)	1,480
Zero cost collar agreement	Selling, general, and administrative expenses	(336)	121
Derivatives designated as net investment hedges
Cross-currency swap agreement	Interest expense	$(97)	$—

The pre-tax (gains) losses recognized on derivative financial instruments in the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 28, 2026 and March 29, 2025 were as follows:

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Derivatives designated as cash flow hedges
Interest rate swap agreement	$(788)	$2,318
Zero cost collar agreement	4,031	(2,442)
Derivatives designated as net investment hedges
Cross-currency swap agreement	$(2,275)	$—

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

There were no changes during the quarter ended March 28, 2026 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of March 28, 2026 and December 27, 2025, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of March 28, 2026:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$430,054	$—	$—	$430,054
Investments in equity securities	7,396	—	—	7,396
Mutual funds	26,150	—	—	26,150
Total	$463,600	$—	$—	$463,600

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 27, 2025:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$465,915	$—	$—	$465,915
Investments in equity securities	7,676	—	—	7,676
Mutual funds	25,730	—	—	25,730
Total	$499,321	$—	$—	$499,321

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, trade receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and trade receivable approximate their fair values. The Company’s revolving and term loan debt facilities' fair values approximate book value at March 28, 2026 and December 27, 2025, as the rates on these borrowings are variable in nature. The purchase price of business acquisitions is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the excess recorded as goodwill. The Company utilizes Level 3 inputs in the determination of the initial fair value for certain assets acquired and liabilities assumed in business acquisitions.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series B and USD Senior Notes, Series B, as of March 28, 2026 and December 27, 2025 were as follows:

	March 28, 2026		December 27, 2025
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series B due 2028	$109,545	$103,634	$111,977	$106,908
USD Senior Notes, Series B due 2027	100,000	99,132	100,000	99,152
USD Senior Notes, Series B due 2030	125,000	119,169	125,000	120,076
USD Senior Notes, due 2032	100,000	94,340	100,000	95,587

10. Benefit Plans

The Company has Company-sponsored and mandatory defined benefit pension plans covering employees in the United Kingdom ("U.K."), Germany, the Philippines, China, Japan, Mexico, Italy, and France. The amount of the retirement benefits provided under the plans is generally based on years of service and final average pay.

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other income, net in the Condensed Consolidated Statements of Operations. The components of net periodic benefit cost for the three months ended March 28, 2026 and March 29, 2025 were as follows:

	For the Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Components of net periodic benefit cost:
Service cost	$945	$727
Interest cost	1,224	954
Expected return on plan assets	(481)	(459)
Amortization of prior service and net actuarial loss	116	69
Net periodic benefit cost	$1,804	$1,291

The Company expects to make approximately $1.5 million of contributions to the plans and pay $2.3 million of benefits directly in 2026.

On October 4, 2024, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company will be required to pay pension payments to the Company’s United Kingdom pension plan to match required pension payments until a later buyout, at which point the insurance company will directly pay and administer the benefits to the plan's participants, or to their designated beneficiaries. The purchase of this group annuity contract will reduce the Company’s outstanding pension benefit obligation by approximately $25 million, representing approximately 31% of the total obligations of the Company’s qualified pension plans, and will be funded with pension plan assets and additional cash on hand. In connection with this transaction, the Company currently expects to record a one-time non-cash settlement charge in the third quarter of 2026 estimated between $6 million and $8 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. The actual settlement charge could differ from this estimate due to final data and plan wind-up expenses.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. The Company recorded expense of $0.8 million and $0.7 million for the three months ended March 28, 2026 and March 29, 2025, respectively, in Cost of sales and Other income, net within the Condensed Consolidated Statements of Operations. The pre-tax losses recognized in other comprehensive income (loss) for these plans were $0.3 million and $0.4 million for the three months ended March 28, 2026 and March 29, 2025, respectively.

11. Other Comprehensive Income (Loss)

Changes in other comprehensive income (loss) by component were as follows:

(in thousands)	Three Months Ended March 28, 2026			Three Months Ended March 29, 2025
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$511	$5	$516	$227	$(8)	$219
Cash flow hedges	(3,243)	(1)	(3,244)	124	464	588
Foreign currency translation adjustments-Net investment hedge	2,275	(523)	1,752	—	—	—
Foreign currency translation adjustments (a)	(18,663)	465	(18,198)	37,668	(878)	36,790
Total foreign currency translation adjustments	(16,388)	(58)	(16,446)	37,668	(878)	36,790
Total change in other comprehensive income (loss)	$(19,120)	$(54)	$(19,174)	$38,019	$(422)	$37,597
(a) The tax shown above within foreign currency translation adjustments is the U.S. tax associated with the foreign currency translation adjustments of earnings of non-U.S. subsidiaries, which have been previously taxed in the U.S. and are not permanently reinvested.

The following tables set forth the changes in the components of accumulated other comprehensive income (loss) by component for the three months ended March 28, 2026 and March 29, 2025:

(in thousands)	Pension and postretirement liability and reclassification adjustments	Cash flow hedges	Total foreign currency translation adjustments	Accumulated other comprehensive loss
Balance at December 27, 2025	$(12,687)	$8,132	$(828)	$(5,383)
Activity in the period	516	(3,244)	(16,446)	(19,174)
Balance at March 28, 2026	$(12,171)	$4,888	$(17,274)	$(24,557)

(in thousands)	Pension and postretirement liability and reclassification adjustments	Cash flow hedges	Total foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Balance at December 28, 2024	$(10,509)	$1,301	$(137,153)	$(146,361)
Activity in the period	219	588	36,790	37,597
Balance at March 29, 2025	$(10,290)	$1,889	$(100,363)	$(108,764)

Amounts reclassified from accumulated other comprehensive income (loss) to earnings for the three months ended March 28, 2026 and March 29, 2025 were as follows:

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Pension and postemployment plans:
Amortization of prior service and net actuarial loss, and other	$465	$421

The Company recognizes the amortization of prior service costs in Other income, net within the Condensed Consolidated Statements of Operations.

12. Income Taxes

The effective tax rate for the three months ended March 28, 2026 was 22.3% compared to the effective tax rate for the three months ended March 29, 2025 of 27.3%. The effective tax rate for 2026 was lower than the effective tax rate for the comparable 2025 period primarily due to lapses in the statute of limitations for previously unrecognized tax benefits recognized in the first quarter of 2026.

The effective tax rate for three months ended March 28, 2026 was higher than the statutory tax rate primarily due to losses in non-U.S. jurisdictions with no related tax benefit, partially offset by lapses in the statute of limitations for previously unrecognized tax benefits recognized in the first quarter. The effective tax rate for the three months ended March 29, 2025 was higher than the statutory tax rate primarily due to losses in non-US jurisdictions with no related tax benefit.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
(in thousands, except per share amounts)	March 28, 2026	March 29, 2025
Numerator:
Net income as reported	$75,147	$43,571

Denominator:
Weighted average shares outstanding
Basic	25,074	24,767
Effect of dilutive securities	346	196
Diluted	25,420	24,963

Earnings Per Share:
Basic earnings per share	$3.00	$1.76
Diluted earnings per share	$2.96	$1.75

Potential shares of common stock attributable to performance share units, stock options and restricted stock units excluded from the earnings per share calculation because their effect would be anti-dilutive were 39 and 340,710 for the three months ended March 28, 2026 and March 29, 2025, respectively.

Share Repurchase Program

On April 25, 2024, the Company's Board of Directors authorized a three-year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period from May 1, 2024 to April 30, 2027 ("2024 program"). The Company did not repurchase any shares of its common stock for the three months ended March 28, 2026. During the three months ended March 29, 2025, the Company repurchased 120,689 shares of its common stock totaling $27.4 million pursuant to the 2024 program.

14. Segment Information

The Company and its subsidiaries design, manufacture and sell components, modules and subassemblies to empower the long-term structural themes of sustainability, connectivity and safety. The Company aggregated its operating segments into the reportable segments: Electronics, Transportation, and Industrial. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM is the Company’s President and Chief Executive Officer (“CEO”). The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes, but does not evaluate the operating segments using discrete balance sheet information and as such, segment asset information is not disclosed. The CODM’s key decisions involve the allocation of resources, such as acquisitions, divestitures, investments, capital expenditures, significant customer contracts, and other key management resources, and assessment of performance, such as executive officer hiring, promotion, and compensation. The CODM uses operating income as the key metric when establishing targets in the annual budget and in evaluating the allocation of resources to each segment. The CODM regularly reviews each segment's operating income against the forecast, budget and previous quarterly results to assess performance and make decisions about the allocation of operating and capital resources to each segment.

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

The Company has provided this segment information for comparable prior periods. Segment information is summarized as follows:

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Net sales
Electronics	$362,775	$307,249
Transportation	170,381	161,862
Industrial	123,813	85,196
Total net sales	$656,969	$554,307

Other segment expenses (b)
Electronics	$292,496	$260,483
Transportation	146,278	142,945
Industrial	103,052	72,122
Total other segment expenses	$541,826	$475,550

Segment operating income
Electronics	$70,279	$46,766
Transportation	24,103	18,917
Industrial	20,761	13,074
Total segment operating income	115,143	78,757
Other (a)	(13,978)	(8,607)
Total operating income	101,165	70,150
Interest expense	6,977	8,875
Foreign exchange (gain) loss	(2,413)	4,843
Other income, net	(130)	(3,515)
Income before income taxes	$96,731	$59,947

(a) Included in "Other" Operating income for the first fiscal quarter of 2026 was $7.4 million of restructuring charges primarily related to employee termination costs. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the first quarter of 2026, the Company recognized $1.2 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the first quarter of 2026, the Company recognized $5.4 million of purchase accounting inventory step-up adjustment related to the Basler acquisition.

Included in "Other" Operating income for the first quarter of 2025 was $8.9 million of restructuring charges primarily related to employee termination costs, and $0.1 million impairment charge related to certain machinery and equipment within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. During the first quarter of 2025, the Company recognized $0.5 million of purchase accounting inventory step-down adjustment related to the Dortmund acquisition, and $0.1 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions.

(b) Other segment operating expenses include cost of sales, selling, general, and administration expenses, and research and development expenses. Other segment expenses are reconciled to the operating income of each segment. The CODM regularly assesses the performance of each operating segment focusing on each operating segment’s revenue and operating income.

The Company’s depreciation and amortization expenses by segment for the three months ended March 28, 2026 and March 29, 2025 were as follows:

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Depreciation
Electronics	$11,733	$11,410
Transportation	5,040	5,499
Industrial	2,179	1,521
Total depreciation	$18,952	$18,430

Amortization
Electronics	$8,977	$9,777
Transportation	3,362	3,349
Industrial	4,161	1,205
Total amortization	$16,500	$14,331

The Company’s net sales by country were as follows, classified according to the country where the customer is located:

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Net sales
United States	$229,523	$198,378
China	155,903	129,394
Other countries (a)	271,543	226,535
Total net sales	$656,969	$554,307

The Company’s long-lived assets represent net property, plant, and equipment, and are classified according to the country where the asset is located. The Company's long-lived assets were as follows:

(in thousands)	March 28, 2026	December 27, 2025
Long-lived assets
United States	$91,352	$95,619
China	128,909	130,047
Mexico	80,712	83,478
Germany	113,798	110,246
Philippines	60,260	61,591
Other countries	58,497	59,659
Total long-lived assets	$533,528	$540,640

The Company’s additions to net property, plant, and equipment by country were as follows:

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Additions to long-lived assets
United States	$1,080	$3,493
China	2,009	1,483
Mexico	1,415	1,484
Germany	8,634	7,620
Philippines	1,853	637
Other countries	2,356	1,610
Total additions to long-lived assets	$17,347	$16,327

(a)Each country included in other countries was less than 10% of net sales.

15. Commitments and Contingencies

Off-Balance Sheet Arrangements

As of March 28, 2026, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Pending Litigation and Claims

There were no material pending litigation or claims outstanding as of March 28, 2026.

16. Related Party Transactions

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

	Three Months Ended March 28, 2026			Three Months Ended March 29, 2025
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.3	$—	$—	$0.3	$—	$—
Purchase of material/service from related party	0.5	0.1	4.2	0.5	0.2	1.9

	March 28, 2026			December 27, 2025
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Accounts receivable balance	$0.1	$—	$—	$—	$—	$—
Accounts payable balance	0.1	0.1	4.2	0.1	0.1	2.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).

Certain statements in this section and other parts of this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the federal securities laws and are entitled to the safe-harbor provisions of the PSLRA. These statements include statements regarding the Company’s future performance, as well as management's expectations, beliefs, intentions, plans, estimates or projections relating to the future. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy, although not all forward-looking statements contain such terms. The Company cautions that forward-looking statements, which speak only as of the date they are made, are subject to risks, uncertainties and other factors, and actual results and outcomes may differ materially from those indicated or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks and uncertainties relating to general economic conditions; product demand and market acceptance; economic conditions; the impact of competitive products and pricing; product quality problems or product recalls; capacity and supply difficulties or constraints; coal mining exposures reserves; cybersecurity matters; failure of an indemnification for environmental liability; changes in import and export duty and tariff rates; exchange rate fluctuations; commodity price fluctuations; the effect of the Company's accounting policies; labor disputes and shortages; restructuring costs in excess of expectations; pension plan asset returns less than assumed; uncertainties related to political or regulatory changes; integration of acquisitions may not be achieved in a timely manner, or at all; limited realization of the expected benefits from investment and strategic plans; and other risks that may be detailed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of Part I and Item 1, “Legal Proceedings” and Item 1A, “Risk Factors” of Part II of this Report, as well as Item 1A. "Risk Factors" and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of Part II of the Company's Annual Report on Form 10-K for the year ended December 27, 2025, and the Company's other filings and submissions with the Securities and Exchange Commission. The Company does not undertake any obligation to update or revise any forward-looking statements to reflect future events or circumstances, new information or otherwise.

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with information provided in the consolidated financial statements and the related Notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 27, 2025.

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

Executive Summary

For the first quarter of 2026, the Company recognized net sales of $657.0 million, an increase of $102.7 million, or 18.5% as compared to $554.3 million in the first quarter of 2025 including $33.2 million, or 6.0% of incremental net sales, from the Basler acquisition within the Industrial segment and $17.5 million, or 3.2% of favorable changes in foreign exchange rates. The remaining increase in net sales was primarily due to higher volume in the Electronics segment. The Company recognized net income of $75.1 million, or $2.96 per diluted share, in the first quarter of 2026 compared to $43.6 million, or $1.75 per diluted share, in the first quarter of 2025. The increase in net income was primarily due to higher operating income of $23.5 million from the Electronics segment driven by increases in net sales and volume leverage.

Net cash provided by operating activities was $80.3 million for the three months ended March 28, 2026 compared to $65.8 million for the three months ended March 29, 2025. The increase in net cash provided by operating activities of $14.5 million was primarily due to higher cash earnings, partially offset by increases in working capital primarily resulting from higher annual incentive bonus payments made in 2026 as compared to 2025.

On March 12, 2026, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") to amend and restate and effect certain changes to its existing Credit Agreement, dated as of June 30, 2022 (the “Existing Credit Agreement”), including, among other changes: (i) paying off and eliminating the $300 million unsecured term loan credit facility; (ii) increasing the size of the revolver from $700 million to $800 million; and (iii) extending the maturity date to March 12, 2031 (the “Maturity Date”). As a result of entering into the Credit Agreement, the Company paid off $62.5 million of the term loan and replaced $200 million of the term loan under the Existing Credit Agreement with $200 million borrowing under the revolver under the Credit Agreement. Pursuant to the Credit Agreement, the Company may, from time to time, increase the size of the revolving credit facility or enter into one or more tranches of term loans in minimum increments of $25 million if there is no event of default and the Company is in compliance with certain financial covenants.

Other Risk

In Item 1A. "Risk factors" of the Company’s Annual Report on Form 10-K for the year ended December 27, 2025, the Company disclosed its exposure to political, economic, and other risks that arise from operating a multinational business, including effects on the global economy due to geopolitical tensions. Among those tensions, is the ongoing military conflict among the U.S., Israel, Iran and Lebanon and the related disruptions to shipping through the Strait of Hormuz, which have led to significant volatility in global energy markets and could lead to prolonged increases in crude oil and natural gas prices. Disruptions in these markets may reduce supply availability and increase material costs, including petroleum-based plastic resins, which we use in some of our products and manufacturing processes. Energy price volatility may also increase transportation and logistics costs for the Company.

Results of Operations

The following table summarizes the Company’s unaudited condensed consolidated results of operations for the periods presented. The first quarter of 2026 included $7.4 million of restructuring charges primarily related to employee termination costs. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the first quarter of 2026, the Company recognized $1.2 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the first quarter of 2026, the Company recognized $5.4 million of purchase accounting inventory step-up adjustment related to the Basler acquisition.

The first quarter of 2025 included $8.9 million of restructuring charges primarily related to employee termination costs, and $0.1 million impairment charge related to certain machinery and equipment within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. During the first quarter of 2025, the Company recognized $0.5 million of purchase accounting inventory step-down adjustment related to the Dortmund acquisition, and $0.1 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions.

	First Quarter
(in thousands)	2026	2025	Change	% Change
Net sales	$656,969	$554,307	$102,662	18.5%
Cost of sales	402,820	347,051	55,769	16.1%
Gross profit	254,149	207,256	46,893	22.6%
Operating expenses	152,984	137,106	15,878	11.6%
Operating income	101,165	70,150	31,015	44.2%
Income before income taxes	96,731	59,947	36,784	61.4%
Income taxes	21,584	16,376	5,208	31.8%
Net income	75,147	43,571	31,576	72.5%

Net Sales

Net sales increased $102.7 million, or 18.5%, for the first quarter of 2026 compared to the first quarter of 2025 including $33.2 million or 6.0% of incremental net sales from the Basler acquisition within the Industrial segment and $17.5 million or 3.2% of favorable changes in foreign exchange rates. The increase in net sales was primarily due to higher volume of $38.2 million and $17.4 million in the electronics products and semiconductor businesses within the Electronics segment, respectively, driven by higher end market demand and favorable price.

Cost of Sales

Cost of sales was $402.8 million, or 61.3% of net sales, in the first quarter of 2026 compared to $347.1 million, or 62.6% of net sales, in the first quarter of 2025. The increase of $55.8 million included $25.1 million of incremental cost of sales from the Basler acquisition within the Industrial segment. The remaining increase was due to higher volume across all segments. As a percent of net sales, cost of sales decreased 1.3% primarily due to improved margin from the electronics products business within the Electronics segment, the industrial circuit protection products business within the Industrial segment, and the passenger car products business within the Transportation segment driven by volume leverage and favorable product mix. The improved margin was also favorably impacted by higher gross margin from the Basler acquisition, partially offset by purchase accounting inventory charges of $5.4 million or 0.8%.

Gross Profit

Gross profit was $254.1 million, or 38.7% of net sales, in the first quarter of 2026 compared to $207.3 million, or 37.4% of net sales, in the first quarter of 2025. The increase of $46.9 million in gross profit and the improved gross margin were primarily due to higher volume and favorable price and product mix from the electronics products business within the Electronics segment and the industrial circuit protection business within the Industrial segment. Additionally, gross margin was higher due to the passenger car products business within the Transportation segment and higher gross margin from the Basler acquisition, partially offset by the purchase accounting inventory charges of $5.4 million or 0.8%.
Operating Expenses

Operating expenses were $153.0 million, or 23.3% of net sales, for the first quarter of 2026 compared to $137.1 million, or 24.7% of net sales, for the first quarter of 2025. The increase in operating expenses of $15.9 million was primarily driven by incremental operating expenses of $11.8 million from the Basler acquisition.

Operating Income

Operating income was $101.2 million, representing an increase of $31.0 million, or 44.2%, for the first quarter of 2026 compared to $70.2 million for the first quarter of 2025. The increase in operating income was due to higher gross profit from the electronics products business within the Electronics segment, the industrial circuit protection products business within the Industrial segment, and the passenger car products business within the Transportation segment, partially offset by higher operating expenses mainly driven by the Basler acquisition noted above. Operating margins increased from 12.7% in the first quarter of 2025 to 15.4% in the first quarter of 2026 driven by improved gross margin from the electronics products business within the Electronics segment, the industrial circuit protection products business within the Industrial segment, and the passenger car products business within the Transportation segment driven by volume leverage and favorable price and product mix.

Income Before Income Taxes

Income before income taxes was $96.7 million, or 14.7% of net sales, for the first quarter of 2026 compared to $59.9 million, or 10.8% of net sales, for the first quarter of 2025. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily benefited by foreign exchange gains of $2.4 million in the first quarter of 2026 compared to foreign exchange losses of $4.8 million in the first quarter of 2025, and lower unrealized losses of $1.5 million in the first quarter of 2026 compared to the first quarter of 2025 related to the Company's equity investment.

Income Taxes

The effective tax rate for the three months ended March 28, 2026 was 22.3% compared to the effective tax rate for the three months ended March 29, 2025 of 27.3%. The effective tax rate for 2026 was lower than the effective tax rate for the comparable 2025 period primarily due to lapses in the statute of limitations for previously unrecognized tax benefits recognized in the first quarter of 2026.

The effective tax rate for three months ended March 28, 2026 was higher than the statutory tax rate primarily due to losses in non-U.S. jurisdictions with no related tax benefit, partially offset by lapses in the statute of limitations for previously unrecognized tax benefits recognized in the first quarter. The effective tax rate for the three months ended March 29, 2025 was higher than the statutory tax rate primarily due to losses in non-US jurisdictions with no related tax benefit.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Transportation and Industrial. Segment information is described more fully in Note 14, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales and operating income by segment:

Net Sales	First Quarter
(in thousands)	2026	2025	Change	% Change
Electronics	$362,775	$307,249	$55,526	18.1%
Transportation	170,381	161,862	8,519	5.3%
Industrial	123,813	85,196	38,617	45.3%
Total	$656,969	$554,307	$102,662	18.5%

Segment Operating Income	First Quarter
(in thousands)	2026	2025	Change	% Change
Electronics	$70,279	$46,766	$23,513	50.3%
Transportation	24,103	18,917	5,186	27.4%
Industrial	20,761	13,074	7,687	58.8%
Total segment operating income	115,143	78,757	36,386
Other (a)	(13,978)	(8,607)	(5,371)
Total operating income	$101,165	$70,150	$31,015	44.2%

(a) Included in “Other” Operating income for the first quarter of 2026 was $7.4 million of restructuring charges primarily related to employee termination costs. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the first quarter of 2026, the Company recognized $1.2 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the first quarter of 2026, the Company recognized $5.4 million of purchase accounting inventory step-up adjustment related to the Basler acquisition.

Included in “Other” Operating income for the first quarter of 2025 was $8.9 million of restructuring charges primarily related to employee termination costs, and $0.1 million impairment charge related to certain machinery and equipment within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. During the first quarter of 2025, the Company recognized $0.5 million of purchase accounting inventory step-down adjustment related to the Dortmund acquisition, and $0.1 million of legal and professional fees and other integration expenses related to completed and contemplated acquisitions.

Electronics Segment

Net Sales

Net sales increased $55.5 million, or 18.1%, in the first quarter of 2026 compared to the first quarter of 2025 and included favorable changes in foreign exchange rates of $10.5 million or 3.4%. The net sales increase was primarily due to higher volume of $38.2 million and $17.4 million in the electronics products and semiconductor businesses, respectively, driven by higher end market demand and favorable price.

Operating Income

Operating income was $70.3 million, representing an increase of $23.5 million, or 50.3%, for the first quarter of 2026 compared to $46.8 million for the first quarter of 2025. The increase in operating income was primarily from the electronics products business due to volume leverage and favorable product mix. Operating margins increased from 15.2% in the first quarter of 2025 to 19.4% in the first quarter of 2026 primarily due to volume leverage and favorable price and product mix from the electronics products business.

Transportation Segment

Net Sales

Net sales increased $8.5 million, or 5.3%, in the first quarter of 2026 compared to the first quarter of 2025 and included favorable changes in foreign exchange rates of $6.2 million or 3.8%. The remaining net sales increase was due to higher volume in the passenger car products business driven by higher market demand with vehicle content growth.

Operating Income

Operating income was $24.1 million, representing an increase of $5.2 million, or 27.4%, for the first quarter of 2026 compared to $18.9 million for the first quarter of 2025. The increase in operating income was primarily due to higher gross margin from the passenger car products business driven by volume leverage and operational execution. Operating margins increased from 11.7% in the first quarter of 2025 to 14.1% in the first quarter of 2026.

Industrial Segment

Net Sales

Net sales increased $38.6 million, or 45.3%, in the first quarter of 2026 compared to the first quarter of 2025 including $33.2 million of incremental net sales from the Basler acquisition and favorable changes in foreign exchange rates of $0.8 million or 1.0%. The remaining net sales increase was due to higher net sales from the industrial circuit protection products driven by higher volume, partially offset by lower volume from industrial control and sensor products.

Operating Income

Operating income was $20.8 million, representing an increase of $7.7 million, or 58.8%, for the first quarter of 2026 compared to $13.1 million for the first quarter of 2025. The increase in operating income was due to higher gross margin from the industrial circuit protection products driven by volume leverage, operational efficiencies, favorable product mix and the incremental increase from the Basler acquisition. Operating margins increased from 15.3% in the first quarter of 2025 to 16.8% in the first quarter of 2026 due to improved gross margin in the industrial circuit protection products and the Basler acquisition noted previously, partially offset by lower margin from industrial control and sensor products and higher amortization expenses of $2.9 million related to the Basler acquisition.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	First Quarter
(in thousands)	2026	2025	Change	% Change
Americas	$261,846	$224,690	$37,156	16.5%
Asia-Pacific	248,276	205,284	42,992	20.9%
Europe	146,847	124,333	22,514	18.1%
Total	$656,969	$554,307	$102,662	18.5%

Americas

Net sales increased $37.2 million, or 16.5%, in the first quarter of 2026 compared to the first quarter of 2025 and included favorable changes in foreign exchange rates of $0.8 million. The increase in net sales was primarily due to incremental net sales of $29.9 million from the Basler acquisition within the Industrial segment, and higher volume from the electronics products business within the Electronics segment, partially offset by lower volume from the commercial vehicle business within the Transportation segment and industrial control and sensor products within the Industrial segment.

Asia-Pacific

Net sales increased $43.0 million, or 20.9%, in the first quarter of 2026 compared to the first quarter of 2025 and included favorable changes in foreign exchange rates of $2.3 million. The remaining increase in net sales was primarily due to higher volume from the Electronics segment and the industrial circuit protection products within the Industrial segment, and incremental net sales of $1.8 million from the Basler acquisition within the Industrial segment.

Europe

Net sales increased $22.5 million, or 18.1%, in the first quarter of 2026 compared to the first quarter of 2025 and included favorable changes in foreign exchange rates of $14.4 million. The remaining increase in net sales was primarily due to higher volume from the electronics products business within the Electronics segment and across all businesses within the Transportation segment and incremental net sales of $1.5 million from the Basler acquisition within the Industrial segment.

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

Cash and cash equivalents were $481.7 million as of March 28, 2026, a decrease of $81.7 million, as compared to December 27, 2025. As of March 28, 2026, $67.6 million of the Company's $481.7 million cash and cash equivalents was held by U.S. subsidiaries.

Revolving Credit Facility and Term Loan

On March 12, 2026, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") to amend and restate and effect certain changes to its existing credit agreement, dated as of June 30, 2022 (the “Existing Credit Agreement”), including, among other changes: (i) paying off and eliminating the $300 million unsecured term loan credit facility; (ii) increasing the size of the revolving credit facility from $700 million to $800 million; and (iii) extending the maturity date to March 12, 2031 (the “Maturity Date”). As a result of entering into the Credit Agreement, the Company paid off

$62.5 million of the term loan and replaced $200 million of the term loan under the Existing Credit Agreement with $200 million borrowing under the revolving credit facility under the Credit Agreement. Pursuant to the Credit Agreement, the Company may, from time to time, increase the size of the revolving credit facility or enter into one or more tranches of term loans in minimum increments of $25 million if there is no event of default and the Company is in compliance with certain financial covenants.

The principal balance of the revolving credit facility is due on the Maturity Date. The revolving loan balances under the Credit Facility were $200.0 million as of March 28, 2026. Prior to entering into the Credit Agreement, the Company paid off $100.0 million of the revolving loan and $3.8 million of the term loan under the Existing Credit Agreement during the first quarter of 2026.

Loans made under the available credit facility pursuant to the Credit Agreement ("the Credit Facility") bear interest at the Company’s option, at either (i) Secured Overnight Financing Rate ("SOFR"), fixed for interest periods of one, two, three or six-month periods, plus 1.00% to 1.75%, based upon the Company's Consolidated Leverage Ratio, as defined in the Credit Agreement or (ii) the bank’s Base Rate, as defined in the Credit Agreement, plus 0.00% to 0.75%, based upon the Company’s Consolidated Leverage Ratio, as defined in the Credit Agreement. The Company is also required to pay commitment fees on unused portions of the Credit Facility ranging from 0.10% to 0.175%, based on the Consolidated Leverage Ratio, as defined in the Credit Agreement. The Credit Agreement includes representations, covenants and events of default that are customary for financing transactions of this nature.

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

As of March 28, 2026, the effective interest rate on the outstanding borrowings under the Credit Facility was 3.88% on the hedged portion.

As of March 28, 2026, the Company had $1.2 million outstanding letters of credit and had $598.8 million of borrowing capacity available under the revolving credit facility. As of March 28, 2026, the Company was in compliance with all covenants under the Credit Agreement.

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

On November 15, 2017, the Company entered into a Note Purchase Agreement pursuant to which the Company issued and sold $175 million in aggregate principal amount of senior notes in two series. On January 16, 2018, $50 million aggregate principal amount of 3.48% Senior Notes, Series A, due February 15, 2025 (“U.S. Senior Notes, Series A due 2025”) and $125 million in aggregate principal amount of 3.78% Senior Notes, Series B, due February 15, 2030 (“U.S. Senior Notes, Series B due 2030”)

(together, the “U.S. Senior Notes due 2025 and 2030”) were funded. During the first fiscal quarter of 2025, the Company paid off $50 million of U.S. Senior Notes, Series A, due 2025. Interest on the U.S. Senior Notes, Series B due 2030 is payable semiannually on February 15 and August 15, commencing on August 15, 2018.

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

Debt Covenants

The Company was in compliance with all covenants under the Credit Agreement and Senior Notes as of March 28, 2026 and currently expects to remain in compliance based on management’s estimates of operating and financial results for 2025. As of March 28, 2026, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions

On December 11, 2025, the Company completed the acquisition of Basler. Basler is a leading designer and manufacturer of innovative electrical control and protection solutions for high-growth industrial markets including grid and utility infrastructure, power generation and data center. At the time of acquisition, Basler had annualized sales of approximately $130 million. The business is reported within the Company’s Industrial segment. The total purchase consideration of $352.8 million, net of cash acquired, subject to a working capital adjustment. The acquisition was funded with the Company's cash on hand.

On December 31, 2024, the Company completed the acquisition of a 200mm wafer fab located in Dortmund, Germany (“Dortmund Fab”) from Elmos Semiconductor SE. The total purchase price for the Dortmund Fab was approximately €94 million, of which a €37.2 million down payment (approximately $40.5 million) was paid in the third quarter of 2023 after regulatory approvals, and €56.7 million (approximately $58.8 million) was paid at closing. The business is reported in the Electronics-Semiconductor business within the Company’s Electronics segment. The acquisition was funded with the Company's cash on hand.

Dividends

During the first quarter of 2026, the Company paid quarterly dividends of $18.8 million to its shareholders. On May 6, 2026, the Company announced the declaration of a quarterly cash dividend of $0.75 per share payable on June 4, 2026 to stockholders of record as of May 21, 2026.

Cash Flow Overview

	First Three Months
(in thousands)	2026	2025
Net cash provided by operating activities	$80,258	$65,758
Net cash used in investing activities	(16,571)	(80,508)
Net cash used in financing activities	(142,656)	(97,034)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,762)	5,603
Decrease in cash, cash equivalents, and restricted cash	(81,731)	(106,181)
Cash, cash equivalents, and restricted cash at beginning of period	565,104	726,437
Cash, cash equivalents, and restricted cash at end of period	$483,373	$620,256

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes, and other operating activities.

Net cash provided by operating activities was $80.3 million for the three months ended March 28, 2026 compared to $65.8 million for the three months ended March 29, 2025. The increase in net cash provided by operating activities of $14.5 million was primarily due to higher cash earnings, partially offset by increases in working capital primarily resulting from higher annual incentive bonus payments made in 2026 as compared to 2025.

Cash Flow from Investing Activities

Net cash used in investing activities was $16.6 million for the three months ended March 28, 2026 compared to $80.5 million during the three months ended March 29, 2025. The Company made a payment of $2.5 million for the Basler acquisition during the three months ended March 28, 2026. Net cash paid for the Dortmund Fab acquisition was $57.4 million during the three months ended March 29, 2025. Capital expenditures for the three months ended March 28, 2026 were $14.1 million, representing a decrease of $9.0 million, compared to the three months ended March 29, 2025.

Cash Flow from Financing Activities

Net cash used in financing activities was $142.7 million for the three months ended March 28, 2026 compared to $97.0 million for the three months ended March 29, 2025. On March 12, 2026, the Company entered into the Credit Agreement to amend and restate and effect certain changes to its existing credit agreement, dated as of June 30, 2022. As a result of entering into the Credit Agreement, the Company paid off $62.5 million of the term loan and replaced $200 million of the term loan under the existing credit agreement with $200 million borrowing under the revolving credit facility under the Credit Agreement. Prior to the amendment on March 12, 2026, the Company paid off $100.0 million of the revolving credit facility and $3.8 million of the term loan under the prior Credit Agreement during the first quarter of 2026. During the three months ended March 29, 2025, the Company paid off $50.0 million of U.S. Senior Notes, Series A, due February 15, 2025 and made payments of $3.8 million on the term loan. The Company received $45.2 million net proceeds related to stock-based award activities during the three months ended March 28, 2026 compared to $2.1 million for the three months ended March 29, 2025. In addition, the Company paid dividends of $18.8 million and $17.3 million in the three months ended March 28, 2026 and March 29, 2025, respectively. During the three months ended March 29, 2025, the Company repurchased 120,689 shares of its common stock totaling $27.4 million.

Share Repurchase Program

On April 25, 2024, the Company's Board of Directors authorized a three-year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period from May 1, 2024 to April 30, 2027 ("2024 program"). The Company did not repurchase any shares of its common stock for the three months ended March 28, 2026. During the three months ended March 29, 2025, the Company repurchased 120,689 shares of its common stock totaling $27.4 million pursuant to the 2024 program.

Off-Balance Sheet Arrangements

As of March 28, 2026, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 27, 2025. During the three months ended March 28, 2026, there were no significant changes in the application of critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", of the Company's Annual Report on Form 10-K for the year ended December 27, 2025. During the three months ended March 28, 2026, there were no material changes in the Company's exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 28, 2026. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 28, 2026, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company's risk factors from those disclosed in the Company's Annual Report on Form 10-K for its year ended December 27, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

On April 25, 2024, the Company's Board of Directors authorized a new three-year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period May 1, 2024 to April 30, 2027 ("2024 program") to replace the expired 2021 program. The Company did not repurchase any shares of its common stock for the three months ended March 28, 2026. During the three months ended March 29, 2025, the Company repurchased 120,689 shares of its common stock totaling $27.4 million pursuant to the 2024 program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description

10.1
Amended and Restated Credit Agreement, dated as of March 12, 2026, by and among Littelfuse, Inc., certain subsidiaries of the company, as designated borrowers, certain subsidiaries of the company, as guarantors, the lenders party thereto and Bank of America, N.A., as agent, , Citibank, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, BMO Bank, N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association as co-documentation agents, BofA Securities, Inc. as sole bookrunner and joint lead arranger, and Citibank, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers (filed as exhibit 10.1 to the Company’s Form 8-K filed March 13, 2026. File No. 000-20388 and incorporated herein by reference).

10.2*	Employment offer letter between Littelfuse, Inc. and Anne-Marie D’Angelo, dated April 10, 2026.

10.3
Form of Amended Performance Share Award Agreement (Tier I) under the Amended and Restated Littelfuse Long-Term Incentive Plan (filed as exhibit 10.2 to the Company’s Form 8-K filed April 28, 2026. File No. 000-20388 and incorporated herein by reference).

10.4
Form of Amended Restricted Stock Unit Award Agreement (Tier I) under the Amended and Restated Littelfuse Long-Term Incentive Plan (filed as exhibit 10.1 to the Company’s Form 8-K filed April 28, 2026. File No. 000-20388 and incorporated herein by reference).

10.5
Form of Amended Restricted Stock Unit Award Agreement (Tier I) under the Littelfuse/IXYS Long-Term Incentive Plan (filed as exhibit 10.3 to the Company’s Form 8-K filed April 28, 2026. File No. 000-20388 and incorporated herein by reference).

10.6*	Form of Amended Restricted Stock Unit Award Agreement (Non-Employee Director) under the Amended and Restated Littelfuse Long-Term Incentive Plan.

10.7*	Form of Amended Restricted Stock Unit Award Agreement (Tier II) under the Amended and Restated Littelfuse Long-Term Incentive Plan.

10.8*	Form of Amended Restricted Stock Unit Award Agreement (Tier II) under the Littelfuse/IXYS Long-Term Incentive Plan.

10.9*	Form of Amended Performance Share Award Agreement (Tier II) under the Amended and Restated Littelfuse Long-Term Incentive Plan.

10.10*	Form of Amended Restricted Stock Unit (Dividend Equivalent) Award Agreement (Tier II) under the Amended and Restated Littelfuse Long-Term Incentive Plan.

31.1*	Certification of Gregory N. Henderson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Abhishek Khandelwal, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LITTELFUSE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 28, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 28, 2026, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 28, 2026, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Abhishek Khandelwal
Abhishek Khandelwal
Executive Vice President and Chief Financial Officer

Date: May 6, 2026	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Senior Vice President and Chief Accounting Officer