Form 10-Q
period 2026-06-27
LITTELFUSE INC /DE
filed 2026-07-29
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
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

As of July 24, 2026, the registrant had outstanding 25,398,747 shares of Common Stock, net of Treasury Shares.

ITEM 1. FINANCIAL STATEMENTS
LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands, except share and per share data)	June 27, 2026	December 27, 2025
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$628,224	$563,391
Short-term investments	367	287
Trade receivables, less allowances of $86,865 and $77,073 at June 27, 2026 and December 27, 2025, respectively	423,590	363,215
Inventories (Note 3)	433,755	416,472
Prepaid income taxes and income taxes receivable	4,044	6,137
Prepaid expenses and other current assets	93,629	85,832
Total current assets	1,583,609	1,435,334
Net property, plant, and equipment (Note 4)	513,160	540,640
Intangible assets, net of amortization (Note 5)	553,511	594,907
Goodwill (Note 5)	1,203,861	1,211,411
Investments	11,923	20,010
Deferred income taxes	4,977	5,255
Right of use lease assets	81,729	86,263
Other long-term assets	59,709	62,976
Total assets	$4,012,479	$3,956,796
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$248,972	$211,079
Accrued liabilities (Note 6)	191,873	199,271
Accrued income taxes	32,667	26,186
Current portion of long-term debt (Note 8)	100,000	96,233
Total current liabilities	573,512	532,769
Long-term debt, less current portion (Note 8)	529,660	706,394
Deferred income taxes	110,081	102,335
Accrued post-retirement benefits	40,062	38,733
Non-current lease liabilities	68,146	71,765
Other long-term liabilities	72,658	78,766
Total liabilities	$1,394,119	$1,530,762
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, June 27, 2026–27,511,066; December 27, 2025–27,014,490	268	264
Additional paid-in capital	1,199,321	1,098,150
Treasury stock, at cost: 2,114,499 and 2,088,409 shares, respectively	(349,345)	(338,696)
Accumulated other comprehensive loss	(30,263)	(5,383)
Retained earnings	1,798,379	1,671,699
Total equity	2,618,360	2,426,034
Total liabilities and equity	$4,012,479	$3,956,796

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$738,781	$613,413	$1,395,750	$1,167,720
Cost of sales	432,717	381,359	835,537	728,410
Gross profit	306,064	232,054	560,213	439,310

Selling, general, and administrative expenses	120,578	95,517	219,903	183,225
Research and development expenses	31,037	26,401	60,774	52,449
Amortization of intangibles	14,704	14,852	31,204	29,183
Restructuring, impairment, and other charges	20,021	2,506	27,443	11,525
Total operating expenses	186,340	139,276	339,324	276,382
Operating income	119,724	92,778	220,889	162,928

Interest expense	5,739	8,568	12,716	17,443
Foreign exchange (gain) loss	(160)	10,448	(2,573)	15,291
Other income, net	(2,919)	(4,452)	(3,049)	(7,967)
Income before income taxes	117,064	78,214	213,795	138,161
Income taxes	27,659	20,872	49,243	37,248
Net income	$89,405	$57,342	$164,552	$100,913

Earnings per share:
Basic	$3.53	$2.32	$6.53	$4.08
Diluted	$3.49	$2.30	$6.44	$4.05

Weighted-average shares and equivalent shares outstanding:
Basic	25,305	24,755	25,190	24,760
Diluted	25,620	24,905	25,534	24,938

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income	$89,405	$57,342	$164,552	$100,913
Other comprehensive income (loss):
Pension and postemployment adjustments, net of tax	476	184	992	403
Cash flow hedges, net of tax	616	5,830	(2,628)	6,418
Foreign currency translation adjustments, net of tax	(6,798)	91,899	(23,244)	128,689
Comprehensive income	$83,699	$155,255	$139,672	$236,423

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025
OPERATING ACTIVITIES
Net income	$164,552	$100,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,819	37,805
Amortization of intangibles	31,204	29,183
Deferred revenue	(4,308)	2,844
Impairment charges	13,146	136
Stock-based compensation	14,953	13,447
Loss on investments and other assets	116	2,027
Deferred income taxes	10,026	(807)
Other	1,797	2,123
Changes in operating assets and liabilities:
Trade receivables	(65,720)	(52,635)
Inventories	(21,254)	23,316
Accounts payable	39,159	(7,001)
Accrued liabilities and income taxes	2,147	(14,425)
Prepaid expenses and other assets	1,837	11,299
Net cash provided by operating activities	226,474	148,225
INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(2,818)	(57,417)
Purchases of property, plant, and equipment	(33,021)	(32,999)
Net proceeds from sale of property, plant and equipment, and other	9,115	712
Net cash used in investing activities	(26,724)	(89,704)
FINANCING ACTIVITIES
Payments of senior notes payable	—	(50,000)
Repayments of other debts	(1,225)	(1,365)
Payments of term loan	(66,250)	(7,500)
Payments of revolving credit facility	(100,000)	—
Net proceeds related to stock-based award activities	75,573	552
Repurchases of common stock, with excise tax	—	(27,553)
Debt issuance costs	(2,169)	—
Cash dividends paid	(37,872)	(34,677)
Net cash used in financing activities	(131,943)	(120,543)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,035)	22,468
Increase (decrease) in cash, cash equivalents, and restricted cash	64,772	(39,554)
Cash, cash equivalents, and restricted cash at beginning of period	565,104	726,437
Cash, cash equivalents, and restricted cash at end of period	$629,876	$686,883
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$628,224	$685,184
Restricted cash included in other long-term assets	1,652	1,699
Cash paid during the period for interest	13,091	17,834
Capital expenditures, not yet paid	7,732	5,514
See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Loss	Retained Earnings	Total
Balance at December 27, 2025	$264	$1,098,150	$(338,696)	$(5,383)	$1,671,699	$2,426,034
Net income	—	—	—	—	75,147	75,147
Other comprehensive loss, net of tax	—	—	—	(19,174)	—	(19,174)
Stock-based compensation	—	5,671	—	—	—	5,671
Withheld shares on restricted share units for withholding taxes	—	—	(62)	—	—	(62)
Stock options exercised	2	45,282	—	—	—	45,284
Cash dividends paid ($0.75 per share)	—	—	—	—	(18,836)	(18,836)
Balance at March 28, 2026	$266	$1,149,103	$(338,758)	$(24,557)	$1,728,010	$2,514,064
Net income	—	—	—	—	89,405	89,405
Other comprehensive loss, net of tax	—	—	—	(5,706)	—	(5,706)
Stock-based compensation	—	9,282	—	—	—	9,282
Withheld shares on restricted share units for withholding taxes	—	—	(10,587)	—	—	(10,587)
Stock options exercised	2	40,936	—	—	—	40,938
Cash dividends paid ($0.75 per share)	—	—	—	—	(19,036)	(19,036)
Balance at June 27, 2026	$268	$1,199,321	$(349,345)	$(30,263)	$1,798,379	$2,618,360

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss) Income	Retained Earnings	Non-controlling Interest	Total
Balance at December 28, 2024	$262	$1,049,079	$(305,351)	$(146,361)	$1,815,628	$355	$2,413,612
Net income	—	—	—	—	43,571	—	43,571
Other comprehensive income, net of tax	—	—	—	37,597	—	—	37,597
Stock-based compensation	—	4,855	—	—	—	—	4,855
Non-controlling interest	—	—	—	—	(70)	70	—
Withheld shares on restricted share units for withholding taxes	—	—	(62)	—	—	—	(62)
Stock options exercised	—	2,143	—	—	—	—	2,143
Repurchases of common stock, with excise tax	—	—	(27,626)	—	—	—	(27,626)
Cash dividends paid ($0.70 per share)	—	—	—	—	(17,335)	—	(17,335)
Balance at March 29, 2025	$262	$1,056,077	$(333,039)	$(108,764)	$1,841,794	$425	$2,456,755
Net income	—	—	—	—	57,342	—	57,342
Other comprehensive income, net of tax	—	—	—	97,913	—	—	97,913
Stock-based compensation	—	8,592	—	—	—	—	8,592
Non-controlling interest	—	(3,023)	—	—	(57)	190	(2,890)
Withheld shares on restricted share units for withholding taxes	—	—	(4,011)	—	—	—	(4,011)
Stock options exercised	1	2,482	—	—	—	—	2,483
Repurchases of common stock, with excise tax	—	—	123	—	—	—	123
Cash dividends paid ($0.70 per share)	—	—	—	—	(17,342)	—	(17,342)
Balance at June 28, 2025	$263	$1,064,128	$(336,927)	$(10,851)	$1,881,737	$615	$2,598,965

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

Revenue Recognition

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three and six months ended June 27, 2026 and June 28, 2025:

	Three Months Ended June 27, 2026				Six Months Ended June 27, 2026
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$213,379	$—	$—	$213,379	$400,502	$—	$—	$400,502
Electronics – Semiconductor	193,041	—	—	193,041	368,693	—	—	368,693
Commercial Vehicle Products	—	90,617	—	90,617	—	169,498	—	169,498
Passenger Car Products	—	76,500	—	76,500	—	152,740	—	152,740
Automotive Sensors	—	15,294	—	15,294	—	30,554	—	30,554
Industrial Products	—	—	149,950	149,950	$—	—	273,763	273,763
Total	$406,420	$182,411	$149,950	$738,781	$769,195	$352,792	$273,763	$1,395,750

	Three Months Ended June 28, 2025				Six Months Ended June 28, 2025
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$168,699	$—	$—	$168,699	$317,659	$—	$—	$317,659
Electronics – Semiconductor	166,967	—	—	166,967	325,256	—	—	325,256
Commercial Vehicle Products	—	86,260	—	86,260	—	164,029	—	164,029
Passenger Car Products	—	76,151	—	76,151	—	145,186	—	145,186
Automotive Sensors	—	16,989	—	16,989	—	32,047	—	32,047
Industrial Products	—	—	98,347	98,347	—	—	183,543	183,543
Total	$335,666	$179,400	$98,347	$613,413	$642,915	$341,262	$183,543	$1,167,720

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash at June 27, 2026 and December 27, 2025 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

(in thousands)	June 27, 2026	December 27, 2025
Cash and cash equivalents	$628,224	$563,391
Restricted cash included in other long-term assets	1,652	1,713
Total cash, cash equivalents, and restricted cash	$629,876	$565,104

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

The Company financed the transaction with cash on hand. The total purchase consideration of $353.1 million, net of cash acquired, has been allocated, on a preliminary basis, based on estimated fair values of assets acquired and liabilities assumed. The purchase price allocation is preliminary because the determination of the fair value of the net assets acquired, including the third-party valuation of acquired tangible assets, is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable.

The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the Basler acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$353,119
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables, net	14,739
Inventories	20,703
Other current assets	4,152
Property, plant, and equipment	21,532
Intangible assets	145,000
Goodwill	160,977
Other long-term assets	4,146
Current liabilities	(15,380)
Other long-term liabilities	(2,750)
$353,119

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

During the six months ended June 27, 2026, the Company made adjustments to reduce the fair value of intangible assets of $5.0 million, current liabilities of $3.2 million, inventories of $2.6 million, trade receivables of $2.1 million, property, plant, and equipment of $1.7 million, other long-term assets of $1.6 million, and increase in other current assets of $1.2 million. As a result of these adjustments, goodwill was increased by $8.6 million. The Company paid $0.3 million and $2.8 million of indebtedness as part of the purchase consideration during the three and six months ended June 27, 2026, respectively.

As required by purchase accounting guidance, the Company recorded a $6.4 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The step-up was fully amortized as a non-cash charge to cost of goods sold during the fourth quarter of 2025 and first quarter of 2026 as the acquired inventory was sold and reflected as other non-segment costs, of which a non-cash charge of $5.4 million to cost of goods sold was recognized during the first quarter of 2026 and reflected as other non-segment costs.

For the six months ended June 27, 2026, the Company recorded $0.5 million legal and professional fees related to the Basler acquisition recognized as Selling, general, and administrative expenses and reflected as other non-segment costs. A total of $3.0 million of legal and professional fees related to the Basler acquisition was recognized since 2025. These costs were reflected as other non-segment costs.

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

As required by purchase accounting guidance, the Company recorded a $0.5 million step-down of inventory to its fair value as of the acquisition date based on the valuation. The step-down was fully amortized as a non-cash credit to cost of sales during the first quarter of 2025 as the acquired inventory was sold and reflected as other non-segment costs.

During the three and six months ended June 28, 2025, the Company did not incur any legal and professional fees related to the Dortmund Fab acquisition recognized as Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. A total of $3.5 million of legal and professional fees related to the Dortmund Fab acquisition was recognized since 2023. These costs were reflected as other non-segment costs.

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

	For the Three Months Ended		For the Six Months Ended
(in thousands, except per share amounts)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$738,781	$648,941	$1,395,750	$1,236,461
Income before income taxes	117,064	81,897	219,623	143,272
Net income	89,405	60,141	168,981	104,419
Net income per share — basic	3.53	2.43	6.71	4.22
Net income per share — diluted	3.49	2.41	6.62	4.19

Pro forma results presented above primarily reflect the following adjustments:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Amortization (a)	$—	$(2,583)	$—	$(5,165)
Depreciation	—	(248)	—	(493)
Amortization of inventory adjustments (b)	—	—	5,333	(504)
Transaction costs (c)	—	—	495	(37)
Income tax benefit (expense) of above items	—	679	(1,399)	1,520
Total	$—	$(2,152)	$4,429	$(4,679)

(a) The amortization adjustment for the three and six months ended June 28, 2025, primarily reflects amortization resulting from the measurement of intangibles at their fair values.
(b) The amortization of inventory adjustments reflects the reversal of the amount recognized during the six months ended June 27, 2026 and June 28, 2025. The inventory adjustment related to the Basler acquisition was fully amortized over three months as the inventory was sold during the first quarter of 2026. The inventory adjustment related to the Dortmund Fab acquisition was fully amortized over two months as the inventory was sold during 2025.
(c) The transaction costs adjustment reflects the reversal of certain legal and professional fees related to the Basler and Dortmund acquisitions for the six months ended June 27, 2026 and June 28, 2025, respectively.

3. Inventories

The components of inventories at June 27, 2026 and December 27, 2025 were as follows:

(in thousands)	June 27, 2026	December 27, 2025
Raw materials	$198,883	$186,662
Work in process	137,394	131,129
Finished goods	178,008	181,376
Inventory reserves	(80,530)	(82,695)
Total	$433,755	$416,472

4. Property, Plant, and Equipment, net

The components of net property, plant, and equipment at June 27, 2026 and December 27, 2025 were as follows:

(in thousands)	June 27, 2026	December 27, 2025
Land and land improvements	$22,975	$24,088
Building and building improvements	220,160	215,024
Machinery and equipment	993,616	998,988
Accumulated depreciation and amortization	(723,591)	(697,460)
Total	$513,160	$540,640

The Company recorded depreciation expense of $19.9 million and $19.4 million for the three months ended June 27, 2026 and June 28, 2025, respectively, and $38.8 million and $37.8 million for the six months ended June 27, 2026 and June 28, 2025, respectively, in Cost of sales, Selling, general, and administrative expenses, and Research and development expenses in the Condensed Consolidated Statements of Operations. In addition, during the second quarter of 2026, the Company recognized fixed asset impairment charges of $13.1 million, primarily related to the announced closure and/or disposition of two manufacturing sites for the semiconductor business within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further information.

5. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by segment for the six months ended June 27, 2026 were as follows:

(in thousands)	Electronics	Transportation	Industrial	Total
Net goodwill as of December 27, 2025
Gross goodwill as of December 27, 2025	$1,027,462	$242,192	$338,739	$1,608,393
Accumulated impairment losses as of December 27, 2025	(303,133)	(44,793)	(49,056)	(396,982)
Total	724,329	197,399	289,683	1,211,411
Changes during 2026:
Adjustments (a)	—	—	8,634	8,634
Foreign currency translation adjustments	(12,651)	(1,275)	(2,258)	(16,184)
Net goodwill as of June 27, 2026
Gross goodwill as of June 27, 2026	1,008,254	240,467	343,356	1,592,077
Accumulated impairment losses as of June 27, 2026	(296,576)	(44,343)	(47,297)	(388,216)
Total	$711,678	$196,124	$296,059	$1,203,861
(a) The adjustments were related to the acquisition of Basler.

The components of intangible assets as of June 27, 2026 and December 27, 2025 were as follows:

	As of June 27, 2026
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$17,078	$3,969	$13,109
Patents, licenses, and software	286,518	216,236	70,282
Distribution network	42,139	42,139	—
Customer relationships, trademarks, and tradenames	780,730	310,610	470,120
Total	$1,126,465	$572,954	$553,511

	As of December 27, 2025
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$16,661	$3,613	$13,048
Patents, licenses, and software	291,192	212,184	79,008
Distribution network	42,384	42,384	—
Customer relationships, trademarks, and tradenames	793,670	290,819	502,851
Total	$1,143,907	$549,000	$594,907

The intangible assets of $145.0 million acquired from the Basler acquisition, the components of which were as follows:

	2026
(in thousands, except weighted average useful life)	Weighted Average Useful Life (Years)	Amount
Basler
Patents, developed technology	5	$15,000
Customer relationships, trademarks, and tradenames	14.5	130,000
Total		$145,000

During the three months ended June 27, 2026 and June 28, 2025, the Company recorded amortization expense of $14.7 million and $14.9 million, respectively. During the six months ended June 27, 2026 and June 28, 2025, the Company recorded amortization expense of $31.2 million and $29.2 million, respectively.

Estimated annual amortization expense related to intangible assets with definite lives as of June 27, 2026 was as follows:

(in thousands)	Amount
Remainder of 2026	$29,183
2027	58,156
2028	57,755
2029	57,345
2030	53,916
2031 and thereafter	297,156
Total	$553,511

6. Accrued Liabilities

The components of accrued liabilities as of June 27, 2026 and December 27, 2025 were as follows:

(in thousands)	June 27, 2026	December 27, 2025
Employee-related liabilities	$107,717	$114,662
Current lease liability	11,587	11,435
Other non-income taxes	8,821	7,960
Interest	6,308	7,069
Professional services	5,837	6,629
Restructuring liability	5,258	6,014
Deferred revenue	4,989	11,215
Other customer reserves	2,089	2,874
Current benefit liability	1,680	1,680
Other	37,587	29,733
Total	$191,873	$199,271

Employee-related liabilities consist primarily of payroll, sales commissions, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other customer-related liabilities.

7. Restructuring, Impairment, and Other Charges

The Company recorded restructuring, impairment, and other charges for the three and six months ended June 27, 2026 and June 28, 2025 as follows:

	Three Months Ended June 27, 2026				Six Months Ended June 27, 2026
(in thousands)	Electronics	Transportation	Industrial	Total	Electronics	Transportation	Industrial	Total
Employee terminations	$3,131	$1,372	$704	$5,207	$7,958	$3,413	$1,076	$12,447
Other restructuring charges	1,556	112	—	1,668	1,734	116	—	1,850
Total restructuring charges	4,687	1,484	704	6,875	9,692	3,529	1,076	14,297
Impairment	12,898	248	—	13,146	12,898	248	—	13,146
Total	$17,585	$1,732	$704	$20,021	$22,590	$3,777	$1,076	$27,443

	Three Months Ended June 28, 2025				Six Months Ended June 28, 2025
(in thousands)	Electronics	Transportation	Industrial	Total	Electronics	Transportation	Industrial	Total
Employee terminations	$1,100	$1,350	$24	$2,474	$5,904	$4,482	$436	$10,822
Other restructuring charges	7	25	—	32	518	48	1	567
Total restructuring charges	1,107	1,375	24	2,506	6,422	4,530	437	11,389
Impairment	—	—	—	—	136	—	—	136
Total	$1,107	$1,375	$24	$2,506	$6,558	$4,530	$437	$11,525

2026
For the three and six months ended June 27, 2026, the Company recorded total restructuring charges of $6.9 million and $14.3 million, respectively, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions for the semiconductor business within the Electronics segment and the reorganization of certain manufacturing, selling and administrative functions for the commercial vehicle business within the Transportation segment. In addition, during the second quarter of 2026, the Company recognized fixed asset impairment charges of $13.1 million, primarily related to the announced closure and/or disposition of two manufacturing sites for the semiconductor business within the Electronics segment.

2025
For the three and six months ended June 28, 2025, the Company recorded total restructuring charges of $2.5 million and $11.4 million, respectively, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and corporate support functions for all businesses within the Transportation segment and for the semiconductor business within the Electronics segment. In addition, during the first quarter of 2025, the Company recognized a $0.1 million impairment charge related to certain machinery and equipment within the Electronics segment.

The restructuring reserves as of June 27, 2026 and December 27, 2025 were $5.3 million and $6.0 million, respectively, included within Accrued liabilities. Additionally, $0.2 million and $0.3 million were included within Other long-term liabilities in the Condensed Consolidated Balance Sheets as of June 27, 2026 and December 27, 2025, respectively. The Company anticipates the remaining payments associated with employee terminations will primarily be completed during fiscal year 2026.

8. Debt

The carrying amounts of debt at June 27, 2026 and December 27, 2025 were as follows:

(in thousands)	June 27, 2026	December 27, 2025
Revolving credit facility	$200,000	$100,000
Term loan	—	266,250
Euro Senior Notes, Series B due 2028	107,982	111,977
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
U.S. Senior Notes, due 2032	100,000	100,000
Other	—	1,233
Unamortized debt issuance costs	(3,322)	(1,833)
Total debt	629,660	802,627
Less: Current maturities	(100,000)	(96,233)
Total long-term debt	$529,660	$706,394

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

The principal balance of the revolving credit facility is due on the Maturity Date. The revolving loan balances under the Credit Facility were $200.0 million as of June 27, 2026. Prior to entering into the Credit Agreement, the Company paid off $100.0 million of the revolving loan and $3.8 million of the term loan under the Existing Credit Agreement during the first quarter of 2026.

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

As of June 27, 2026, the effective interest rate on the outstanding borrowings under the Credit Facility was 3.88% with the hedge.

As of June 27, 2026, the Company had $0.1 million outstanding letters of credit and had $599.9 million of borrowing capacity available under the revolving credit facility. As of June 27, 2026, the Company was in compliance with all covenants under the Credit Agreement.

Debt Issuance Cost

During the three and six months ended June 27, 2026, the Company incurred debt issuance costs of $2.2 million in connection with the newly amended and restated Credit Agreement completed on March 12, 2026 which, along with the remaining eligible balance of debt issuance costs of the previous credit facility, are being amortized over the 5 year life of the newly amended and restated Credit Agreement.

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

On November 15, 2017, the Company entered into a Note Purchase Agreement pursuant to which the Company issued and sold $175 million in aggregate principal amount of senior notes in two series. On January 16, 2018, $50 million aggregate principal amount of 3.48% Senior Notes, Series A, due February 15, 2025 (“U.S. Senior Notes, Series A due 2025”) and $125 million in aggregate principal amount of 3.78% Senior Notes, Series B, due February 15, 2030 (“U.S. Senior Notes, Series B due 2030”) (together, the “U.S. Senior Notes due 2025 and 2030”) were funded. During the first quarter of 2025, the Company paid off $50 million of U.S. Senior Notes, Series A, due 2025. Interest on the U.S. Senior Notes, Series B due 2030 is payable semiannually on February 15 and August 15, commencing on August 15, 2018.

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

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. As of June 27, 2026, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders and is required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $2.6 million and $5.6 million for the three months ended June 27, 2026 and June 28, 2025, respectively, and $13.1 million and $17.8 million for the six months ended June 27, 2026 and June 28, 2025, respectively, which included cash settlements received from the interest rate swap entered on May 12, 2022.

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

Investments in Equity Securities

Investments in equity securities listed on a national market or exchange are valued at the last sales price and classified within Level 1 of the valuation hierarchy and recorded in Investments and Other long-term assets. The Company sold its investment in Polytronics Technology Corporation Ltd. ("Polytronics") during the three months ended June 27, 2026, with net proceeds of $7.4 million and is recognized in Net proceeds from sale of property, plant and equipment, and other in investing activities on the Condensed Consolidated Statement of Cash Flows.

Derivatives Designated as Hedging Instruments

For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. For highly effective cash flow hedges, ASC 815 requires the entire change in fair value of the hedging instrument included in the assessment of hedge effectiveness to be recorded in other comprehensive income. No amount of ineffectiveness was recognized for the three and six months ended June 27, 2026. The Company continues to assess the effectiveness of the hedges on an ongoing basis. The Company does not enter into derivative financial instruments for trading purposes.

Cross-Currency Swap Agreement

In February 2026, the Company entered into a fixed-to-fixed cross currency swaps to mitigate foreign currency risk exposure related to fluctuations between the Euro and the U.S. dollar. These instruments were designated as net investment hedges to offset the impact of EUR-USD exchange rate volatility associated with the Company's net investments in certain foreign entities. The fair value of the cross-currency swaps was determined using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as net investment hedges are deferred in the foreign currency translation adjustment within accumulated other comprehensive loss. Gains or losses deferred in accumulated other comprehensive loss are reclassified into earnings at the time the underlying hedged net investment is disposed of or substantially liquidated. The Company applied cross-currency swap net investment hedge designation under spot method. Under this method, the Company is allowed to recognize interest income from the spot‑forward differential on a straight‑line basis over the term of the swap agreement, and the spot‑forward differential is excluded from the assessment of hedge effectiveness. For the three and six months ended June 27, 2026, the Company recorded a pre-tax unrealized loss on the cross-currency swaps of $0.3 million and a pre-tax unrealized gain of $1.9 million, respectively. The primary inputs into the valuation of the cross-currency swaps are interest rate yield curves, foreign exchange rates, cross-currency basis spreads, credit spreads and other market information. The cross-currency swaps are classified within Level 2 of the fair value hierarchy since all significant inputs are corroborated by observable market data. As of June 27, 2026, the Company had outstanding cross-currency swap agreements designated as net investment hedges with an aggregate notional value of €84.7 million on the pay leg and $100.0 million on the receive leg.

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

Trade Entry Date	Trade Maturity Date	Weighted-Average Floor	Weighted-Average Ceiling
July 3, 2024	August 29, 2025	18.0000	19.4350
August 5, 2024	September 29, 2025	19.6550	21.0000
September 3, 2024	November 3, 2025	20.0820	21.7571
September 30, 2024	November 26, 2025	19.8700	21.3650
November 4, 2024	January 2, 2026	20.1200	21.6900
December 3, 2024	February 2, 2026	20.4250	22.0377
January 2, 2025	March 2, 2026	20.8000	21.9082
February 6, 2025	March 30, 2026	20.5300	22.0000
April 9, 2025	June 1, 2026	20.9700	22.2355
May 1, 2025	June 29, 2026	19.6940	20.9700
June 4, 2025	August 3, 2026	19.3100	20.3437
July 2, 2025	August 31, 2026	18.8500	19.8025
August 5, 2025	September 29, 2026	18.8500	19.8000
September 2, 2025	November 2, 2026	18.8100	19.8347
September 30, 2025	November 30, 2026	18.4200	19.3700
November 4, 2025	January 4, 2027	18.7200	19.7000
November 26, 2025	February 2, 2027	18.4300	19.4852
January 6, 2026	March 1, 2027	18.0620	18.9250
February 4, 2026	April 5, 2027	17.4175	18.2500
March 4, 2026	May 3, 2027	17.6720	18.4047
March 31, 2026	June 7, 2027	18.0500	18.8600
May 4, 2026	June 28, 2027	17.6100	18.3250
June 2, 2026	August 2, 2027	17.3900	18.0824

The fair value of the collars was determined using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive loss until the underlying transactions are recognized in earnings. For the three and six months ended June 27, 2026, the Company recorded a pre-tax unrealized gain on the collars of $0.8 million and a pre-tax unrealized loss of $3.3 million, respectively. As of June 27, 2026, the Company estimates that approximately $3.9 million of pre-tax gains recorded in accumulated other comprehensive loss will be recognized in earnings over the next 12 months. The amounts included in accumulated other comprehensive income will be reclassified to earnings should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the three and six months ended June 27, 2026. The Company will continue to assess the effectiveness of the hedge on an ongoing basis. The primary inputs into the valuation of the collars are interest yield curves, interest rate volatilities, foreign exchange rates, foreign exchange volatilities, credit risk, credit spreads and other market information. The collars are classified within Level 2 of the fair value hierarchy since all significant inputs are corroborated by market observable data.

Interest Rate Swap

On May 12, 2022, the Company entered into an interest rate swap agreement to manage interest rate risk exposure, effectively converting the interest rate on the Company's SOFR based floating-rate loans to a fixed-rate. The interest rate swap, with a notional value of $200 million, was designated as a cash flow hedge against the variability of cash flows associated with the Company's SOFR based loans scheduled to mature on June 30, 2027. The fair value of the interest rate swap was valued using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive loss until the underlying transactions are recognized in earnings. For the three and six months ended June 27, 2026, the Company recorded a pre-tax unrealized loss on the interest rate swap of $0.1 million and a pre-tax unrealized gain of $0.7 million, respectively. As of June 27, 2026, the Company estimates that approximately $2.2 million of pre-tax gains recorded in accumulated other comprehensive loss will be recognized in earnings over the next 12 months. The primary inputs into the valuation of the interest rate swap are interest yield curves, interest rate volatility, credit risk, credit spreads and other market information. The interest rate swap is classified within Level 2 of the fair value hierarchy since all significant inputs are corroborated by observable market data.

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

As of June 27, 2026 and December 27, 2025, the fair values of the Company's derivative financial instruments and their classifications on the Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Condensed Consolidated Balance Sheets Classification	June 27, 2026	December 27, 2025
Derivatives designated as hedging instruments
Interest rate swap agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$2,012	$1,162
	Other long-term assets	216	382
Zero cost collar agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$3,729	$6,816
	Other long-term assets	—	3
	Accrued liabilities	174	—
	Other long-term liabilities	5	—
Cross-currency swap agreement:
Designated as net investment hedge	Prepaid expenses and other current assets	$511	$—
	Other long-term assets	1,423	—

The pre-tax (gains) losses recognized on derivative financial instruments in the Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2026 and June 28, 2025 were as follows:

		Three Months Ended		Six Months Ended
(in thousands)	Classification of (Gains) Losses Recognized in the Condensed Consolidated Statements of Operations	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Derivatives designated as cash flow hedges
Interest rate swap agreement	Interest expense	$(440)	$(782)	$(904)	$(1,571)
Zero cost collar agreement	Cost of sales	(2,826)	(119)	(6,904)	1,360
Zero cost collar agreement	Selling, general, and administrative expenses	(229)	—	(565)	121
Derivatives designated as net investment hedges
Cross-currency swap agreement	Interest expense	$(255)	$—	(352)	$—

The pre-tax losses (gains) recognized on derivative financial instruments in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 27, 2026 and June 28, 2025 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Derivatives designated as cash flow hedges
Interest rate swap agreement	$104	$1,131	$(684)	$3,449
Zero cost collar agreement	(750)	(6,970)	3,281	(9,412)
Derivatives designated as net investment hedges
Cross-currency swap agreement	$341	$—	$(1,934)	$—

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

There were no changes during the quarter ended June 27, 2026 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of June 27, 2026 and December 27, 2025, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of June 27, 2026:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$567,152	$—	$—	$567,152
Mutual funds	27,639	—	—	27,639
Total	$594,791	$—	$—	$594,791

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 27, 2025:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$465,915	$—	$—	$465,915
Investments in equity securities	7,676	—	—	7,676
Mutual funds	25,730	—	—	25,730
Total	$499,321	$—	$—	$499,321

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, trade receivable and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and trade receivable approximate their fair values. The Company’s revolving and term loan debt facilities' fair values approximate book value at June 27, 2026 and December 27, 2025, as the rates on these borrowings are variable in nature. The purchase price of business acquisitions is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the excess recorded as goodwill. The Company utilizes Level 3 inputs in the determination of the initial fair value for certain assets acquired and liabilities assumed in business acquisitions.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series B and USD Senior Notes, Series B, as of June 27, 2026 and December 27, 2025 were as follows:

	June 27, 2026		December 27, 2025
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series B due 2028	$107,982	$102,969	$111,977	$106,908
USD Senior Notes, Series B due 2027	100,000	99,253	100,000	99,152
USD Senior Notes, Series B due 2030	125,000	118,627	125,000	120,076
USD Senior Notes, due 2032	100,000	93,931	100,000	95,587

Impairments

During the second quarter of 2026, the Company recorded non-cash fixed asset impairment charges of $13.1 million, primarily related to the announced closure and/or disposition of two manufacturing sites for the semiconductor business within the Electronics segment. The related assets were measured at fair value on a nonrecurring basis using valuation techniques that incorporated significant unobservable inputs, which are classified within Level 3 of the fair value hierarchy.

10. Benefit Plans

The Company has Company-sponsored and mandatory defined benefit pension plans covering employees in the United Kingdom ("U.K."), Germany, the Philippines, China, Japan, Mexico, Italy, and France. The amount of the retirement benefits provided under the plans is generally based on years of service and final average pay.

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other income, net in the Condensed Consolidated Statements of Operations. The components of net periodic benefit cost for the three and six months ended June 27, 2026 and June 28, 2025 were as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Components of net periodic benefit cost:
Service cost	$939	$758	$1,884	$1,485
Interest cost	1,221	1,003	2,445	1,957
Expected return on plan assets	(473)	(481)	(954)	(940)
Amortization of prior service and net actuarial loss	116	102	232	171
Net periodic benefit cost	$1,803	$1,382	$3,607	$2,673

The Company expects to make approximately $1.5 million of contributions to the plans and pay $2.3 million of benefits directly in 2026.

On October 4, 2024, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company will be required to pay pension payments to the Company’s United Kingdom pension plan to match required pension payments until a later buyout, at which point the insurance company will directly pay and administer the benefits to the plan's participants, or to their designated beneficiaries. The purchase of this group annuity contract will reduce the Company’s outstanding pension benefit obligation by approximately $25 million, representing approximately 31% of the total obligations of the Company’s qualified pension plans, and will be funded with pension plan assets and additional cash on hand. In connection with this transaction, the Company currently expects to record a one-time non-cash settlement charge in the first quarter of 2027 estimated between $6 million and $8 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. The actual settlement charge could differ from this estimate due to final data and plan wind-up expenses.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. The Company recorded expense of $0.7 million for both the three months ended June 27, 2026 and June 28, 2025, respectively, and $1.5 million and $1.4 million for the six months ended June 27, 2026 and June 28, 2025, respectively, in Cost of sales and Other income, net within the Condensed Consolidated Statements of Operations. The pre-tax losses recognized in other comprehensive income (loss) for these plans were $0.4 million for both the three months ended June 27, 2026 and June 28, 2025, respectively, and $0.7 million for both the six months ended June 27, 2026 and June 28, 2025, respectively.

11. Other Comprehensive Income (Loss)

Changes in other comprehensive income (loss) by component were as follows:

(in thousands)	Three Months Ended June 27, 2026			Three Months Ended June 28, 2025
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$475	$1	$476	$151	$33	$184
Cash flow hedges	646	(30)	616	5,839	(9)	5,830
Foreign currency translation adjustments-Net investment hedge	(341)	78	(263)	—	—	—
Foreign currency translation adjustments (a)	(7,331)	796	(6,535)	94,433	(2,534)	91,899
Total foreign currency translation adjustments	(7,672)	874	(6,798)	94,433	(2,534)	91,899
Total change in other comprehensive income (loss)	$(6,551)	$845	$(5,706)	$100,423	$(2,510)	$97,913

(in thousands)	Six Months Ended June 27, 2026			Six Months Ended June 28, 2025
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$986	$6	$992	$378	$25	$403
Cash flow hedges	(2,597)	(31)	(2,628)	5,963	455	6,418
Foreign currency translation adjustments-Net investment hedge	1,934	(445)	1,489	—	—	—
Foreign currency translation adjustments (a)	(25,994)	1,261	(24,733)	132,101	(3,412)	128,689
Total foreign currency translation adjustments	(24,060)	816	(23,244)	132,101	(3,412)	128,689
Total change in other comprehensive income (loss)	$(25,671)	$791	$(24,880)	$138,442	$(2,932)	$135,510
(a) The tax shown above within foreign currency translation adjustments is the U.S. tax associated with the foreign currency translation adjustments of earnings of non-U.S. subsidiaries, which have been previously taxed in the U.S. and are not permanently reinvested.

The following tables set forth the changes in the components of accumulated other comprehensive income (loss) by component for the six months ended June 27, 2026 and June 28, 2025:

(in thousands)	Pension and postretirement liability and reclassification adjustments	Cash flow hedges	Total foreign currency translation adjustments	Accumulated other comprehensive loss
Balance at December 27, 2025	$(12,687)	$8,132	$(828)	$(5,383)
Activity in the period	992	(2,628)	(23,244)	(24,880)
Balance at June 27, 2026	$(11,695)	$5,504	$(24,072)	$(30,263)

(in thousands)	Pension and postretirement liability and reclassification adjustments	Cash flow hedges	Total foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Balance at December 28, 2024	$(10,509)	$1,301	$(137,153)	$(146,361)
Activity in the period	403	6,418	128,689	135,510
Balance at June 28, 2025	$(10,106)	$7,719	$(8,464)	$(10,851)

Amounts reclassified from accumulated other comprehensive income (loss) to earnings for the three and six months ended June 27, 2026 and June 28, 2025 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Pension and postemployment plans:
Amortization of prior service and net actuarial loss, and other	$468	$470	$933	$891

The Company recognizes the amortization of prior service costs in Other income, net within the Condensed Consolidated Statements of Operations.

12. Income Taxes

The effective tax rate for the three and six months ended June 27, 2026 was 23.6% and 23.0%, respectively, compared to the effective tax rate for the three and six months ended June 28, 2025 of 26.7% and 27.0%, respectively. The effective tax rate for 2026 was lower than the effective tax rate for the comparable 2025 periods primarily due to lapses in the statute of limitations for previously unrecognized tax benefits and excess tax benefits for share based compensation recognized in 2026, as well as foreign exchange losses in non-U.S. jurisdictions with no related tax benefit recognized in 2025.

The effective tax rate for three and six months ended June 27, 2026 was higher than the statutory tax rate primarily due to losses in non-U.S. jurisdictions with no related tax benefit, partially offset by lapses in the statute of limitations for previously unrecognized tax benefits as well as excess tax benefits for share based compensation. The effective tax rate for the three and six months ended June 28, 2025 was higher than the statutory tax rate primarily due to foreign exchange losses and losses in non-U.S. jurisdictions with no related tax benefit.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Numerator:
Net income as reported	$89,405	$57,342	$164,552	$100,913

Denominator:
Weighted average shares outstanding
Basic	25,305	24,755	25,190	24,760
Effect of dilutive securities	315	150	344	178
Diluted	25,620	24,905	25,534	24,938

Earnings Per Share:
Basic earnings per share	$3.53	$2.32	$6.53	$4.08
Diluted earnings per share	$3.49	$2.30	$6.44	$4.05

Potential shares of common stock attributable to performance share units, stock options and restricted stock units excluded from the earnings per share calculation because their effect would be anti-dilutive were 329 and 429,709 for the three months ended June 27, 2026 and June 28, 2025, respectively, and 17,628 and 347,711 for the six months ended June 27, 2026 and June 28, 2025, respectively.

Share Repurchase Program

On April 25, 2024, the Company's Board of Directors authorized a three-year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period from May 1, 2024 to April 30, 2027 ("2024 program"). The Company did not repurchase any shares of its common stock for the three and six months ended June 27, 2026. The Company repurchased 120,689 shares of its common stock totaling $27.4 million pursuant to the 2024 program during the first quarter of 2025. The Company did not repurchase any shares of its common stock for the three months ended June 28, 2025.

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

The Company has provided this segment information for comparable prior periods. Segment information is summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales
Electronics	$406,420	$335,666	$769,195	$642,915
Transportation	182,411	179,400	352,792	341,262
Industrial	149,950	98,347	273,763	183,543
Total net sales	$738,781	$613,413	$1,395,750	$1,167,720

Other segment expenses (b)
Electronics	$319,504	$285,805	$612,000	$546,288
Transportation	156,720	151,326	302,998	294,271
Industrial	122,476	79,484	225,528	151,606
Total other segment expenses	$598,700	$516,615	$1,140,526	$992,165

Segment operating income
Electronics	$86,916	$49,861	$157,195	$96,627
Transportation	25,691	28,074	49,794	46,991
Industrial	27,474	18,863	48,235	31,937
Total segment operating income	140,081	96,798	255,224	175,555
Other (a)	(20,357)	(4,020)	(34,335)	(12,627)
Total operating income	119,724	92,778	220,889	162,928
Interest expense	5,739	8,568	12,716	17,443
Foreign exchange (gain) loss	(160)	10,448	(2,573)	15,291
Other income, net	(2,919)	(4,452)	(3,049)	(7,967)
Income before income taxes	$117,064	$78,214	$213,795	$138,161

(a) Included in "Other" Operating income for the second quarter of 2026 was $6.9 million ($14.3 million year-to-date) of restructuring charges primarily related to employee termination costs. During the second quarter of 2026, the Company recognized fixed asset impairment charges of $13.1 million, primarily related to the announced closure and/or disposition of two manufacturing sites for the semiconductor business within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the second quarter of 2026, the Company recognized $0.4 million ($1.5 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the first quarter of 2026, the Company recognized a $5.4 million of purchase accounting inventory step-up adjustment related to the Basler acquisition.

Included in "Other" Operating income for the second quarter of 2025 was $2.5 million ($11.4 million year-to-date) of restructuring charges primarily related to employee termination costs. During the first quarter of 2025, the Company recognized a $0.1 million impairment charge related to certain machinery and equipment within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the second quarter of 2025, the Company recognized $1.5 million ($1.6 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the first quarter of 2025, the Company recognized a $0.5 million of purchase accounting inventory step-down adjustment related to the Dortmund Fab acquisition.

(b) Other segment operating expenses include cost of sales, selling, general, and administration expenses, and research and development expenses. Other segment expenses are reconciled to the operating income of each segment. The CODM regularly assesses the performance of each operating segment focusing on each operating segment’s revenue and operating income.

The Company’s depreciation and amortization expenses by segment for the three and six months ended June 27, 2026 and June 28, 2025 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Depreciation
Electronics	$12,217	$12,552	$23,950	$23,962
Transportation	5,489	5,318	10,529	10,817
Industrial	2,161	1,505	4,340	3,026
Total depreciation	$19,867	$19,375	$38,819	$37,805

Amortization
Electronics	$7,647	$10,098	$16,624	$19,875
Transportation	2,765	3,406	6,127	6,755
Industrial	4,292	1,348	8,453	2,553
Total amortization	$14,704	$14,852	$31,204	$29,183

The Company’s net sales by country were as follows, classified according to the country where the customer is located:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales
United States	$267,404	$219,480	$496,927	$417,858
China	184,067	146,343	339,970	275,737
Other countries (a)	287,310	247,590	558,853	474,125
Total net sales	$738,781	$613,413	$1,395,750	$1,167,720

The Company’s long-lived assets represent net property, plant, and equipment, and are classified according to the country where the asset is located. The Company's long-lived assets were as follows:

(in thousands)	June 27, 2026	December 27, 2025
Long-lived assets
United States	$77,173	$95,619
China	130,224	130,047
Mexico	78,690	83,478
Germany	110,507	110,246
Philippines	58,871	61,591
Other countries	57,695	59,659
Total long-lived assets	$513,160	$540,640

The Company’s additions to net property, plant, and equipment by country were as follows:

	Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025
Additions to long-lived assets
United States	$2,480	$5,330
China	6,054	3,996
Mexico	2,865	3,283
Germany	10,471	9,693
Philippines	3,624	1,388
Other countries	5,919	3,096
Total additions to long-lived assets	$31,413	$26,786

(a)Each country included in other countries was less than 10% of net sales.

15. Commitments and Contingencies

Off-Balance Sheet Arrangements

As of June 27, 2026, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Pending Litigation and Claims

There were no material pending litigation or claims outstanding as of June 27, 2026.

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

	Three Months Ended June 27, 2026			Three Months Ended June 28, 2025
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.4	$—	$—	$0.3	$—	$—
Purchase of material/service from related party	0.4	0.1	2.8	0.6	0.5	1.4

	Six Months Ended June 27, 2026			Six Months Ended June 28, 2025
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.7	$—	$—	$0.6	$—	$—
Purchase material/service from related party	0.9	0.2	5.0	1.1	0.7	3.3

	June 27, 2026			December 27, 2025
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Accounts receivable balance	$0.1	$—	$—	$—	$—	$—
Accounts payable balance	0.2	0.1	1.2	0.1	0.1	2.1

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

Executive Summary

For the second quarter of 2026, the Company recognized net sales of $738.8 million, an increase of $125.4 million, or 20.4% as compared to $613.4 million in the second quarter of 2025 including $35.8 million, or 5.8% of incremental net sales, from the Basler acquisition within the Industrial segment and $4.1 million, or 0.7% of favorable changes in foreign exchange rates. The remaining increase in net sales was primarily due to higher volume in the Electronics segment. The Company recognized net income of $89.4 million, or $3.49 per diluted share, in the second quarter of 2026 compared to $57.3 million, or $2.30 per diluted share, in the second quarter of 2025. The increase in net income was primarily due to higher operating income of $37.1 million from the Electronics segment driven by higher net sales and volume leverage.

Net cash provided by operating activities was $226.5 million for the six months ended June 27, 2026 compared to $148.2 million for the six months ended June 28, 2025. The increase in net cash provided by operating activities of $78.2 million was primarily due to higher cash earnings.

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

Results of Operations

The following table summarizes the Company’s unaudited condensed consolidated results of operations for the periods presented. The second quarter of 2026 included $6.9 million ($14.3 million year-to-date) of restructuring charges primarily related to employee termination costs. During the second quarter of 2026, the Company recognized fixed asset impairment charges of $13.1 million, primarily related to the announced closure and/or disposition of two manufacturing sites for the semiconductor business within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the second quarter of 2026, the Company recognized $0.4 million ($1.5 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the first quarter of 2026, the Company recognized a $5.4 million of purchase accounting inventory step-up adjustment related to the Basler acquisition.

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

	Second Quarter				First Six Months
(in thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Net sales	$738,781	$613,413	$125,368	20.4%	$1,395,750	$1,167,720	$228,030	19.5%
Cost of sales	432,717	381,359	51,358	13.5%	835,537	728,410	107,127	14.7%
Gross profit	306,064	232,054	74,010	31.9%	560,213	439,310	120,903	27.5%
Operating expenses	186,340	139,276	47,064	33.8%	339,324	276,382	62,942	22.8%
Operating income	119,724	92,778	26,946	29.0%	220,889	162,928	57,961	35.6%
Income before income taxes	117,064	78,214	38,850	49.7%	213,795	138,161	75,634	54.7%
Income taxes	27,659	20,872	6,787	32.5%	49,243	37,248	11,995	32.2%
Net income	89,405	57,342	32,063	55.9%	164,552	100,913	63,639	63.1%

Net Sales

Net sales increased $125.4 million, or 20.4%, for the second quarter of 2026 compared to the second quarter of 2025 including $35.8 million, or 5.8% of incremental net sales from the Basler acquisition within the Industrial segment and $4.1 million, or 0.7% of favorable changes in foreign exchange rates. The remaining increase in net sales was primarily due to higher volume of $44.7 million and $26.1 million in the electronics products and semiconductor businesses within the Electronics segment, respectively, driven by higher end market demand and favorable price, and higher volume from the industrial circuit protection products within the Industrial segment.

Net sales increased $228.0 million, or 19.5%, for the first six months of 2026 compared to the first six months of 2025 including $69.0 million, or 5.9% of incremental net sales from the Basler acquisition within the Industrial segment and $21.5 million, or 1.8% of favorable changes in foreign exchange rates. The remaining increase in net sales was primarily due to higher volume of $82.8 million and $43.4 million in the electronics products and semiconductor businesses within the Electronics segment, respectively, driven by higher end market demand and favorable price, and higher volume from the industrial circuit protection products within the Industrial segment.

Cost of Sales

Cost of sales was $432.7 million, or 58.6% of net sales, in the second quarter of 2026 compared to $381.4 million, or 62.2% of net sales, in the second quarter of 2025. The increase of $51.4 million included $20.8 million of incremental cost of sales from the Basler acquisition within the Industrial segment. The remaining increase was due to higher volume in the Electronics segment. As a percent of net sales, cost of sales decreased 3.6% primarily due to improved margin from the Electronics segment and the industrial circuit protection products business within the Industrial segment driven by volume leverage, operational execution, and favorable product mix. The improved margin was also favorably impacted by higher gross margin from the Basler acquisition.

Cost of sales was $835.5 million, or 59.9% of net sales, in the first six months of 2026 compared to $728.4 million, or 62.4% of net sales, in the first six months of 2025. The increase of $107.1 million included $45.9 million of incremental cost of sales from the Basler acquisition within the Industrial segment. The remaining increase was due to higher volume in the Electronics segment. As a percent of net sales, cost of sales decreased 2.5% primarily due to improved margin in the Electronics segment and the industrial circuit protection products business within the Industrial segment driven by volume leverage and operational execution. The improved margin was also favorably impacted by higher gross margin from the Basler acquisition, partially offset by purchase accounting inventory charges of $5.4 million, or 0.4%.

Gross Profit

Gross profit was $306.1 million, or 41.4% of net sales, in the second quarter of 2026 compared to $232.1 million, or 37.8% of net sales, in the second quarter of 2025. The increase of $74.0 million in gross profit and the improved gross margin of 3.6% were primarily due to higher volume and favorable price, operational execution, and favorable product mix from the Electronics segment and the industrial circuit protection business within the Industrial segment. Additionally, gross margin was higher due to higher gross margin from the Basler acquisition.

Gross profit was $560.2 million, or 40.1% of net sales, in the first six months of 2026 compared to $439.3 million, or 37.6% of net sales, in the first six months of 2025. The increase of $120.9 million in gross profit and the improved gross margin of 2.5% were primarily due to higher volume, operational execution, and favorable product mix from the Electronics segment and the industrial circuit protection business within the Industrial segment. Additionally, gross margin was higher due to higher gross margin from the Basler acquisition, partially offset by the purchase accounting inventory charges of $5.4 million, or 0.4%.

Operating Expenses

Operating expenses were $186.3 million, or 25.2% of net sales, for the second quarter of 2026 compared to $139.3 million, or 22.7% of net sales, for the second quarter of 2025. The increase in operating expenses of $47.1 million was primarily due to higher selling, general, and administrative expenses of $25.1 million due to higher annual incentive expenses and incremental operating expenses of $11.7 million from the Basler acquisition, and higher restructuring, impairment, and other charges of $17.5 million, which included $13.1 million of fixed asset impairment charges primarily related to the announced closure and/or disposition of two manufacturing sites for the semiconductor business within the Electronics segment.

Operating expenses were $339.3 million, or 24.3% of net sales, for the first six months of 2026 compared to $276.4 million, or 23.7% of net sales, for the first six months of 2025. The increase in operating expenses of $62.9 million was primarily driven by higher annual incentive expenses and incremental operating expenses of $23.5 million from the Basler acquisition, higher restructuring, impairment, and other charges of $15.9 million, which included $13.1 million of fixed asset impairment charges primarily related to the announced closure and/or disposition of two manufacturing sites for the semiconductor business within the Electronics segment., and higher research and development expenses of $8.3 million.

Operating Income

Operating income was $119.7 million, representing an increase of $26.9 million, or 29.0%, for the second quarter of 2026 compared to $92.8 million for the second quarter of 2025. The increase in operating income was due to higher gross profit from the Electronics segment and the industrial circuit protection products business within the Industrial segment, partially offset by higher operating expenses noted above. Operating margins increased from 15.1% in the second quarter of 2025 to 16.2% in the second quarter of 2026 due to improved gross margin from the Electronics segment and the industrial circuit protection products business within the Industrial segment driven by volume leverage, operational execution, and favorable price and product mix and incremental operating income from the Basler acquisition, partially offset by higher selling, general, and administrative expenses and restructuring, impairment, and other charges noted above.

Operating income was $220.9 million, representing an increase of $58.0 million, or 35.6%, for the first six months of 2026 compared to $162.9 million for the first six months of 2025. The increase in operating income was due to higher gross profit from the Electronics segment, the industrial circuit protection products business within the Industrial segment, and the passenger car products business within the Transportation segment, partially offset by higher operating expenses mainly driven by the Basler acquisition noted above. Operating margins increased from 14.0% in the first six months of 2025 to 15.8% in the first six months of 2026 due to improved gross margin from the electronics products business within the Electronics segment and the industrial circuit protection products business within the Industrial segment driven by volume leverage, operational execution and favorable price and product mix, partially offset by higher selling, general, and administrative expenses, and restructuring, impairment, and other charges noted above.

Income Before Income Taxes

Income before income taxes was $117.1 million, or 15.8% of net sales, for the second quarter of 2026 compared to $78.2 million, or 12.8% of net sales, for the second quarter of 2025. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily benefited by foreign exchange gains of $0.2 million in the second quarter of 2026 compared to foreign exchange losses of $10.4 million in the second quarter of 2025.

Income before income taxes was $213.8 million, or 15.3% of net sales, for the first six months of 2026 compared to $138.2 million, or 11.8% of net sales, for the first six months of 2025. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily benefited by foreign exchange gains of $2.6 million in the first six months of 2026 compared to foreign exchange losses of $15.3 million in the first six months of 2025.

Income Taxes

The effective tax rate for the three and six months ended June 27, 2026 was 23.6% and 23.0%, respectively, compared to the effective tax rate for the three and six months ended June 28, 2025 of 26.7% and 27.0%, respectively. The effective tax rate for 2026 was lower than the effective tax rate for the comparable 2025 periods primarily due to lapses in the statute of limitations for previously unrecognized tax benefits and excess tax benefits for share based compensation recognized in 2026, as well as foreign exchange losses in non-U.S. jurisdictions with no related tax benefit recognized in 2025.

The effective tax rate for the three and six months ended June 27, 2026 was higher than the statutory tax rate primarily due to losses in non-U.S. jurisdictions with no related tax benefit, partially offset by lapses in the statute of limitations for previously unrecognized tax benefits as well as excess tax benefits for share based compensation. The effective tax rate for the three and six months ended June 28, 2025 was higher than the statutory tax rate primarily due to foreign exchange losses and losses in non-U.S. jurisdictions with no related tax benefit.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Transportation and Industrial. Segment information is described more fully in Note 14, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales and operating income by segment:

Net Sales	Second Quarter				First Six Months
(in thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Electronics	$406,420	$335,666	$70,754	21.1%	$769,195	$642,915	$126,280	19.6%
Transportation	182,411	179,400	3,011	1.7%	352,792	341,262	11,530	3.4%
Industrial	149,950	98,347	51,603	52.5%	273,763	183,543	90,220	49.2%
Total	$738,781	$613,413	$125,368	20.4%	$1,395,750	$1,167,720	$228,030	19.5%

Segment Operating Income	Second Quarter				First Six Months
(in thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Electronics	$86,916	$49,861	$37,055	74.3%	$157,195	$96,627	$60,568	62.7%
Transportation	25,691	28,074	(2,383)	(8.5)%	49,794	46,991	2,803	6.0%
Industrial	27,474	18,863	8,611	45.7%	48,235	31,937	16,298	51.0%
Total segment operating income	140,081	96,798	43,283		255,224	175,555	79,669
Other (a)	(20,357)	(4,020)	(16,337)		(34,335)	(12,627)	(21,708)
Total operating income	$119,724	$92,778	$26,946	29.0%	$220,889	$162,928	$57,961	35.6%

(a) Included in "Other" Operating income for the second quarter of 2026 was $6.9 million ($14.3 million year-to-date) of restructuring charges primarily related to employee termination costs. During the second quarter of 2026, the Company recognized fixed asset impairment charges of $13.1 million, primarily related to the announced closure and/or disposition of two manufacturing sites for the semiconductor business within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the second quarter of 2026, the Company recognized $0.4 million ($1.5 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the first quarter of 2026, the Company recognized a $5.4 million of purchase accounting inventory step-up adjustment related to the Basler acquisition.

Included in "Other" Operating income for the second quarter of 2025 was $2.5 million ($11.4 million year-to-date) of restructuring charges primarily related to employee termination costs. During the first quarter of 2025, the Company recognized a $0.1 million impairment charge related to certain machinery and equipment within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the second quarter of 2025, the Company recognized $1.5 million ($1.6 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the first quarter of 2025, the Company recognized a $0.5 million of purchase accounting inventory step-down adjustment related to the Dortmund Fab acquisition.

Electronics Segment

Net Sales

Net sales increased $70.8 million, or 21.1%, in the second quarter of 2026 compared to the second quarter of 2025 and included favorable changes in foreign exchange rates of $2.6 million, or 0.8%. The net sales increase was primarily due to higher volume of $44.7 million and $26.1 million in the electronics products and semiconductor businesses, respectively, driven by higher end market demand and favorable price.

Net sales increased $126.3 million, or 19.6%, in the first six months of 2026 compared to the first six months of 2025 and included favorable changes in foreign exchange rates of $13.0 million, or 2.0%. The net sales increase was primarily due to higher volume of $82.8 million and $43.4 million in the electronics products and semiconductor businesses, respectively, driven by higher end market demand and favorable price.

Operating Income

Operating income was $86.9 million, representing an increase of $37.1 million, or 74.3%, for the second quarter of 2026 compared to $49.9 million for the second quarter of 2025. The increase in operating income was primarily due to volume leverage, favorable product mix, and operational execution. Operating margins increased from 14.9% in the second quarter of 2025 to 21.4% in the second quarter of 2026 primarily due to volume leverage, operational execution and favorable price and product mix from the electronics products and the semiconductor businesses.

Operating income was $157.2 million, representing an increase of $60.6 million, or 62.7%, for the first six months of 2026 compared to $96.6 million for the first six months of 2025. The increase in operating income was primarily from the electronics products business due to volume leverage and favorable product mix. Operating margins increased from 15.0% in the first six months of 2025 to 20.4% in the first six months of 2026 primarily due to volume leverage, operational execution, and favorable price and product mix from the electronics products and the semiconductor businesses.

Transportation Segment

Net Sales

Net sales increased $3.0 million, or 1.7%, in the second quarter of 2026 compared to the second quarter of 2025 and included favorable changes in foreign exchange rates of $1.7 million, or 1.0%. The remaining net sales increase was due to higher volume in the commercial vehicle business within the Asia region, partially offset by lower volume from the automotive sensors business driven by the strategic exit of certain lower margin products.

Net sales increased $11.5 million, or 3.4%, in the first six months of 2026 compared to the first six months of 2025 and included favorable changes in foreign exchange rates of $7.9 million, or 2.3%. The remaining net sales increase was due to higher volume in the passenger car products and the commercial vehicle businesses, partially offset by lower volume from the automotive sensors business driven by the strategic exit of certain lower margin products.

Operating Income

Operating income was $25.7 million, representing a decrease of $2.4 million, or 8.5%, for the second quarter of 2026 compared to $28.1 million for the second quarter of 2025. The decrease in operating income was primarily due to lower gross margin from the commercial vehicles business impacted by cost inflation and unfavorable product mix. Operating margins decreased from 15.6% in the second quarter of 2025 to 14.1% in the second quarter of 2026 due to lower gross margin from the commercial vehicle business.

Operating income was $49.8 million, representing an increase of $2.8 million, or 6.0%, for the first six months of 2026 compared to $47.0 million for the first six months of 2025. The increase in operating income was primarily due to higher volume from the passenger car products business driven by vehicle content growth. Operating margins increased from 13.8% in the first six months of 2025 to 14.1% in the first six months of 2026. The increase in operating margin is due to improved gross margin in the passenger car products business and operational execution.

Industrial Segment

Net Sales

Net sales increased $51.6 million, or 52.5%, in the second quarter of 2026 compared to the second quarter of 2025 including $35.8 million, or 36.4% of incremental net sales from the Basler acquisition and unfavorable changes in foreign exchange rates of $0.2 million, or 0.2%. The remaining net sales increase was from the industrial circuit protection products driven by higher volume.

Net sales increased $90.2 million, or 49.2%, in the first six months of 2026 compared to the first six months of 2025 including $69.0 million, or 37.6% of incremental net sales from the Basler acquisition and favorable changes in foreign exchange rates of $0.6 million or 0.4%. The remaining net sales increase was from the industrial circuit protection products driven by higher volume, partially offset by lower volume from industrial control and sensor products.

Operating Income

Operating income was $27.5 million, representing an increase of $8.6 million, or 45.7%, for the second quarter of 2026 compared to $18.9 million for the second quarter of 2025. The increase in operating income was due to higher gross margin from the industrial circuit protection products driven by volume leverage, operational efficiencies, favorable product mix and the incremental increases from the Basler acquisition. Operating margins decreased from 19.2% in the second quarter of 2025 to 18.3% in the second quarter of 2026 due to higher amortization expenses of $2.9 million, or 2.0% related to the Basler acquisition noted previously, partially offset by improved gross margin in the industrial circuit protection products.

Operating income was $48.2 million, representing an increase of $16.3 million, or 51.0%, for the first six months of 2026 compared to $31.9 million for the first six months of 2025. The increase in operating income was due to higher gross margin from the industrial circuit protection products driven by volume leverage, operational efficiencies, favorable product mix and the incremental increases from the Basler acquisition. Operating margins increased from 17.4% in the first six months of 2025 to 17.6% in the first six months of 2026 due to improved gross margin in the industrial circuit protection products and the Basler acquisition noted previously, partially offset by higher amortization expenses of $5.9 million, or 2.2% related to the Basler acquisition.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Second Quarter				First Six Months
(in thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Americas	$306,987	$249,440	$57,547	23.1%	$568,833	$474,130	$94,703	20.0%
Asia-Pacific	285,482	223,803	61,679	27.6%	533,758	429,087	104,671	24.4%
Europe	146,312	140,170	6,142	4.4%	293,159	264,503	28,656	10.8%
Total	$738,781	$613,413	$125,368	20.4%	$1,395,750	$1,167,720	$228,030	19.5%

Americas

Net sales increased $57.5 million, or 23.1%, in the second quarter of 2026 compared to the second quarter of 2025. The increase in net sales was primarily due to incremental net sales of $31.6 million, or 12.7% from the Basler acquisition within the Industrial segment, and higher volume from all businesses within the Electronics segment and the industrial circuit protection products within the Industrial segment.

Net sales increased $94.7 million, or 20.0%, in the first six months of 2026 compared to the first six months of 2025 and included favorable changes in foreign exchange rates of $0.8 million. The increase in net sales was primarily due to incremental net sales of $61.5 million, or 13.0% from the Basler acquisition within the Industrial segment, and higher volume from all businesses within the Electronics segment and the industrial circuit protection products within the Industrial segment, partially offset by lower volume from the industrial control and sensor products within the Industrial segment and the commercial vehicle business within the Transportation segment.

Asia-Pacific

Net sales increased $61.7 million, or 27.6%, in the second quarter of 2026 compared to the second quarter of 2025 and included favorable changes in foreign exchange rates of $0.6 million and incremental net sales of $2.2 million from the Basler acquisition within the Industrial segment. The remaining increase in net sales was primarily due to higher volume from all businesses within the Electronics segment, the industrial circuit protection products within the Industrial segment, and the commercial vehicles business within the Transportation segment.

Net sales increased $104.7 million, or 24.4%, in the first six months of 2026 compared to the first six months of 2025 and included favorable changes in foreign exchange rates of $2.9 million. The remaining increase in net sales was primarily due to higher volume from all businesses within the Electronics segment and the industrial circuit protection products within the Industrial segment, and incremental net sales of $4.0 million from the Basler acquisition within the Industrial segment.

Europe

Net sales increased $6.1 million, or 4.4%, in the second quarter of 2026 compared to the second quarter of 2025 and included favorable changes in foreign exchange rates of $3.5 million, or 2.5%. The remaining increase in net sales was primarily due to higher volume from the electronics products business within the Electronics segment and incremental net sales of $2.0 million from the Basler acquisition within the Industrial segment, partially offset by lower volume from the passenger car products business within the Transportation segment and the semiconductor business within the Electronics segment.

Net sales increased $28.7 million, or 10.8%, in the first six months of 2026 compared to the first six months of 2025 and included favorable changes in foreign exchange rates of $17.8 million, or 6.7%. The remaining increase in net sales was primarily due to higher volume from the electronics products business within the Electronics segment and incremental net sales of $3.5 million from the Basler acquisition within the Industrial segment.

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

Cash and cash equivalents were $628.2 million as of June 27, 2026, an increase of $64.8 million, as compared to December 27, 2025. As of June 27, 2026, $139.3 million of the Company's $628.2 million cash and cash equivalents was held by U.S. subsidiaries.

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

The principal balance of the revolving credit facility is due on the Maturity Date. The revolving loan balances under the Credit Facility were $200.0 million as of June 27, 2026. Prior to entering into the Credit Agreement, the Company paid off $100.0 million of the revolving loan and $3.8 million of the term loan under the Existing Credit Agreement during the first quarter of 2026.

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

As of June 27, 2026, the effective interest rate on the outstanding borrowings under the Credit Facility was 3.88% with the hedge.

As of June 27, 2026, the Company had $0.1 million outstanding letters of credit and had $599.9 million of borrowing capacity available under the revolving credit facility. As of June 27, 2026, the Company was in compliance with all covenants under the Credit Agreement.

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

On November 15, 2017, the Company entered into a Note Purchase Agreement pursuant to which the Company issued and sold $175 million in aggregate principal amount of senior notes in two series. On January 16, 2018, $50 million aggregate principal amount of 3.48% Senior Notes, Series A, due February 15, 2025 (“U.S. Senior Notes, Series A due 2025”) and $125 million in aggregate principal amount of 3.78% Senior Notes, Series B, due February 15, 2030 (“U.S. Senior Notes, Series B due 2030”) (together, the “U.S. Senior Notes due 2025 and 2030”) were funded. During the first quarter of 2025, the Company paid off $50 million of U.S. Senior Notes, Series A, due 2025. Interest on the U.S. Senior Notes, Series B due 2030 is payable semiannually on February 15 and August 15, commencing on August 15, 2018.

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

Debt Covenants
The Company was in compliance with all covenants under the Credit Agreement and Senior Notes as of June 27, 2026 and currently expects to remain in compliance based on management’s estimates of operating and financial results for 2026. As of June 27, 2026, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions

On December 11, 2025, the Company completed the acquisition of Basler Electric Company ("Basler"). Basler is a leading designer and manufacturer of innovative electrical control and protection solutions for high-growth industrial markets including grid and utility infrastructure, power generation and data center. At the time of acquisition, Basler had annualized sales of approximately $130 million. The business is reported within the Company’s Industrial segment. The total purchase consideration of $353.1 million, net of cash acquired, subject to a working capital adjustment. The acquisition was funded with the Company's cash on hand.

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

Dividends

During the second quarter of 2026, the Company paid quarterly dividends of $19.0 million to its shareholders. On July 29, 2026, the Company announced the declaration of a quarterly cash dividend of $0.80 per share, a 7% increase from the first quarter, payable on September 3, 2026 to stockholders of record as of August 20, 2026.

Cash Flow Overview

	First Six Months
(in thousands)	2026	2025
Net cash provided by operating activities	$226,474	$148,225
Net cash used in investing activities	(26,724)	(89,704)
Net cash used in financing activities	(131,943)	(120,543)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,035)	22,468
Increase (decrease) in cash, cash equivalents, and restricted cash	64,772	(39,554)
Cash, cash equivalents, and restricted cash at beginning of period	565,104	726,437
Cash, cash equivalents, and restricted cash at end of period	$629,876	$686,883

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes, and other operating activities.

Net cash provided by operating activities was $226.5 million for the six months ended June 27, 2026 compared to $148.2 million for the six months ended June 28, 2025. The increase in net cash provided by operating activities of $78.2 million was primarily due to higher cash earnings.

Cash Flow from Investing Activities

Net cash used in investing activities was $26.7 million for the six months ended June 27, 2026 compared to $89.7 million during the six months ended June 28, 2025. Capital expenditures for the six months ended June 27, 2026 were $33.0 million compared to $33.0 million for the six months ended June 28, 2025. The Company made a payment of $2.8 million for the Basler acquisition during the six months ended June 27, 2026. Net cash paid for the Dortmund Fab acquisition was $57.4 million during the six months ended June 28, 2025. In addition, the Company received proceeds of $7.4 million from the sale of the investment in Polytronics Technology Corporation Ltd. (“Polytronics”) and $1.7 million from an asset held for sale from the Basler acquisition during the six months ended June 27, 2026.

Cash Flow from Financing Activities

Net cash used in financing activities was $131.9 million for the six months ended June 27, 2026 compared to $120.5 million for the six months ended June 28, 2025. On March 12, 2026, the Company entered into the Credit Agreement to amend and restate and effect certain changes to its existing credit agreement, dated as of June 30, 2022. As a result of entering into the Credit Agreement, the Company paid off $62.5 million of the term loan and replaced $200 million of the term loan under the existing credit agreement with $200 million borrowing under the revolving credit facility under the Credit Agreement. Prior to the amendment on March 12, 2026, the Company paid off $100.0 million of the revolving credit facility and $3.8 million of the term loan under the prior Credit Agreement during the first quarter of 2026. During the six months ended June 28, 2025, the Company paid off $50.0 million of U.S. Senior Notes, Series A, due February 15, 2025 and made payments of $7.5 million on the term loan. The Company received $75.6 million of net proceeds related to stock-based award activities during the six months ended June 27, 2026 compared to $0.6 million for the six months ended June 28, 2025. In addition, the Company paid dividends of $37.9 million and $34.7 million in the six months ended June 27, 2026 and June 28, 2025, respectively. During the six months ended June 28, 2025, the Company repurchased 120,689 shares of its common stock totaling $27.4 million.

Share Repurchase Program

On April 25, 2024, the Company's Board of Directors authorized a three-year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period from May 1, 2024 to April 30, 2027 ("2024 program"). The Company did not repurchase any shares of its common stock for the three and six months ended June 27, 2026. The Company repurchased 120,689 shares of its common stock totaling $27.4 million pursuant to the 2024 program during the first quarter of 2025. The Company did not repurchase any shares of its common stock for the three months ended June 28, 2025.

Off-Balance Sheet Arrangements

As of June 27, 2026, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 27, 2025. During the six months ended June 27, 2026, there were no significant changes in the application of critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", of the Company's Annual Report on Form 10-K for the year ended December 27, 2025. During the six months ended June 27, 2026, there were no material changes in the Company's exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 27, 2026. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 27, 2026, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company's risk factors from those disclosed in the Company's Annual Report on Form 10-K for its year ended December 27, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

On April 25, 2024, the Company's Board of Directors authorized a three-year program to repurchase up to $300.0 million in the aggregate of shares of the Company's stock for the period from May 1, 2024 to April 30, 2027 ("2024 program"). The Company did not repurchase any shares of its common stock for the three and six months ended June 27, 2026. The Company repurchased 120,689 shares of its common stock totaling $27.4 million pursuant to the 2024 program during the first quarter of 2025. The Company did not repurchase any shares of its common stock for the three months ended June 28, 2025.

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

101
The following financial information from LITTELFUSE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 27, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 27, 2026, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 27, 2026, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Abhishek Khandelwal
Abhishek Khandelwal
Executive Vice President and Chief Financial Officer

Date: July 29, 2026	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Senior Vice President and Chief Accounting Officer