Form 10-Q
period 2026-09-26
LITTELFUSE INC /DE
filed 2026-10-28
CIK 889331

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [ ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X]

As of October 23, 2026, the registrant had outstanding 25,403,547 shares of common Stock, net of treasury shares.

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 26, 2026 (unaudited) and December 27, 2025	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2026 (unaudited) and September 27, 2025 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 26, 2026 (unaudited) and September 27, 2025 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2026 (unaudited) and September 27, 2025 (unaudited)	6
	Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 26, 2026 (unaudited) and September 27, 2025 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	47
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
Signatures		49

ITEM 1. FINANCIAL STATEMENTS
LITTELFUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands, except share and per share data)	September 26, 2026	December 27, 2025
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$824,840	$563,391
Short-term investments	359	287
Trade receivables, less allowances of $95,619 and $77,073 at September 26, 2026 and December 27, 2025, respectively	438,145	363,215
Inventories (Note 3)	443,990	416,472
Prepaid income taxes and income taxes receivable	3,238	6,137
Prepaid expenses and other current assets	102,077	85,832
Total current assets	1,812,649	1,435,334
Net property, plant, and equipment (Note 4)	507,749	540,640
Intangible assets, net of amortization (Note 5)	538,141	594,907
Goodwill (Note 5)	1,204,660	1,211,411
Investments	11,815	20,010
Deferred income taxes	3,800	5,255
Right of use lease assets	85,276	86,263
Other long-term assets	61,492	62,976
Total assets	$4,225,582	$3,956,796
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$260,080	$211,079
Accrued liabilities (Note 6)	271,608	199,271
Accrued income taxes	48,108	26,186
Current portion of long-term debt (Note 8)	100,000	96,233
Total current liabilities	679,796	532,769
Long-term debt, less current portion (Note 8)	529,934	706,394
Deferred income taxes	103,106	102,335
Accrued post-retirement benefits	40,713	38,733
Non-current lease liabilities	72,068	71,765
Other long-term liabilities	75,782	78,766
Total liabilities	$1,501,399	$1,530,762
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, par value $0.01 per share: 34,000,000 shares authorized; shares issued, September 26, 2026–27,519,212; December 27, 2025–27,014,490	268	264
Additional paid-in capital	1,208,485	1,098,150
Treasury stock, at cost: 2,116,210 and 2,088,409 shares, respectively	(350,101)	(338,696)
Accumulated other comprehensive loss	(27,904)	(5,383)
Retained earnings	1,893,435	1,671,699
Total equity	2,724,183	2,426,034
Total liabilities and equity	$4,225,582	$3,956,796

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$766,729	$624,640	$2,162,479	$1,792,360
Cost of sales	448,173	383,652	1,283,710	1,112,062
Gross profit	318,556	240,988	878,769	680,298

Selling, general, and administrative expenses	114,608	99,570	334,511	282,795
Research and development expenses	29,722	27,332	90,496	79,781
Amortization of intangibles	14,648	15,037	45,852	44,220
Restructuring, impairment, and other charges	6,222	1,633	33,665	13,158
Total operating expenses	165,200	143,572	504,524	419,954
Operating income	153,356	97,416	374,245	260,344

Interest expense	5,689	8,578	18,405	26,021
Foreign exchange loss (gain)	1,697	175	(876)	15,466
Other income, net	(4,244)	(6,053)	(7,293)	(14,020)
Income before income taxes	150,214	94,716	364,009	232,877
Income taxes	34,837	25,194	84,080	62,442
Net income	$115,377	$69,522	$279,929	$170,435

Earnings per share:
Basic	$4.54	$2.80	$11.08	$6.88
Diluted	$4.49	$2.77	$10.94	$6.82

Weighted-average shares and equivalent shares outstanding:
Basic	25,401	24,837	25,260	24,786
Diluted	25,674	25,102	25,583	24,989

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$115,377	$69,522	$279,929	$170,435
Other comprehensive income (loss):
Pension and postemployment adjustments, net of tax	478	666	1,470	1,069
Cash flow hedges, net of tax	(2,674)	846	(5,302)	7,264
Foreign currency translation adjustments, net of tax	4,555	(5,049)	(18,689)	123,640
Comprehensive income	$117,736	$65,985	$257,408	$302,408

See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	September 26, 2026	September 27, 2025
OPERATING ACTIVITIES
Net income	$279,929	$170,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58,627	56,379
Amortization of intangibles	45,852	44,220
Deferred revenue	(3,646)	2,814
Impairment charges	14,712	136
Stock-based compensation	23,467	21,733
Loss on investments and other assets	116	2,095
Deferred income taxes	3,899	490
Other	1,798	3,760
Changes in operating assets and liabilities:
Trade receivables	(77,483)	(64,552)
Inventories	(30,711)	33,567
Accounts payable	46,876	12,757
Accrued liabilities and income taxes	98,090	611
Prepaid expenses and other assets	(4,893)	10,654
Net cash provided by operating activities	456,633	295,099
INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(1,663)	(57,417)
Purchases of property, plant, and equipment	(47,474)	(48,697)
Net proceeds from sale of property, plant and equipment, and other	9,224	6,413
Net cash used in investing activities	(39,913)	(99,701)
FINANCING ACTIVITIES
Payments of senior notes payable	—	(50,000)
Repayments of other debts	(1,226)	(2,099)
Payments of term loan	(66,250)	(11,250)
Payments of revolving credit facility	(100,000)	—
Net proceeds related to stock-based award activities	75,467	17,939
Repurchases of common stock, with excise tax	—	(27,553)
Debt issuance costs	(2,170)	—
Cash dividends paid	(58,193)	(53,311)
Net cash used in financing activities	(152,372)	(126,274)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,959)	20,868
Increase in cash, cash equivalents, and restricted cash	261,389	89,992
Cash, cash equivalents, and restricted cash at beginning of period	565,104	726,437
Cash, cash equivalents, and restricted cash at end of period	$826,493	$816,429
Supplementary Cash Flow Information
Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$824,840	$814,733
Restricted cash included in other long-term assets	1,653	1,696
Cash paid during the period for interest	21,254	28,955
Capital expenditures, not yet paid	10,500	8,116
See accompanying Notes to Condensed Consolidated Financial Statements.

LITTELFUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. Loss	Retained Earnings	Total
Balance at December 27, 2025	$264	$1,098,150	$(338,696)	$(5,383)	$1,671,699	$2,426,034
Net income	—	—	—	—	75,147	75,147
Other comprehensive loss, net of tax	—	—	—	(19,174)	—	(19,174)
Stock-based compensation	—	5,671	—	—	—	5,671
Withheld shares on restricted share units for withholding taxes	—	—	(62)	—	—	(62)
Stock options exercised	2	45,282	—	—	—	45,284
Cash dividends paid ($0.75 per share)	—	—	—	—	(18,836)	(18,836)
Balance at March 28, 2026	$266	$1,149,103	$(338,758)	$(24,557)	$1,728,010	$2,514,064
Net income	—	—	—	—	89,405	89,405
Other comprehensive loss, net of tax	—	—	—	(5,706)	—	(5,706)
Stock-based compensation	—	9,282	—	—	—	9,282
Withheld shares on restricted share units for withholding taxes	—	—	(10,587)	—	—	(10,587)
Stock options exercised	2	40,936	—	—	—	40,938
Cash dividends paid ($0.75 per share)	—	—	—	—	(19,036)	(19,036)
Balance at June 27, 2026	$268	$1,199,321	$(349,345)	$(30,263)	$1,798,379	$2,618,360
Net income	—	—	—	—	115,377	115,377
Other comprehensive income, net of tax	—	—	—	2,359	—	2,359
Stock-based compensation	—	8,514	—	—	—	8,514
Withheld shares on restricted share units for withholding taxes	—	—	(756)	—	—	(756)
Stock options exercised	—	650				650
Cash dividends paid ($0.80 per share)	—	—	—	—	(20,321)	(20,321)
Balance at September 26, 2026	$268	$1,208,485	$(350,101)	$(27,904)	$1,893,435	$2,724,183

	Littelfuse, Inc. Shareholders’ Equity
(in thousands, except share and per share data)	Common Stock	Addl. Paid in Capital	Treasury Stock	Accum. Other Comp. (Loss) Income	Retained Earnings	Non-controlling Interest	Total
Balance at December 28, 2024	$262	$1,049,079	$(305,351)	$(146,361)	$1,815,628	$355	$2,413,612
Net income	—	—	—	—	43,571	—	43,571
Other comprehensive income, net of tax	—	—	—	37,597	—	—	37,597
Stock-based compensation	—	4,855	—	—	—	—	4,855
Non-controlling interest	—	—	—	—	(70)	70	—
Withheld shares on restricted share units for withholding taxes	—	—	(62)	—	—	—	(62)
Stock options exercised	—	2,143	—	—	—	—	2,143
Repurchases of common stock, with excise tax	—	—	(27,626)	—	—	—	(27,626)
Cash dividends paid ($0.70 per share)	—	—	—	—	(17,335)	—	(17,335)
Balance at March 29, 2025	$262	$1,056,077	$(333,039)	$(108,764)	$1,841,794	$425	$2,456,755
Net income	—	—	—	—	57,342	—	57,342
Other comprehensive income, net of tax	—	—	—	97,913	—	—	97,913
Stock-based compensation	—	8,592	—	—	—	—	8,592
Non-controlling interest	—	(3,023)	—	—	(57)	190	(2,890)
Withheld shares on restricted share units for withholding taxes	—	—	(4,011)	—	—	—	(4,011)
Stock options exercised	1	2,482	—	—	—	—	2,483
Excise tax adjustment on stock options exercised	—	—	123	—	—	—	123
Cash dividends paid ($0.70 per share)	—	—	—	—	(17,342)	—	(17,342)
Balance at June 28, 2025	$263	$1,064,128	$(336,927)	$(10,851)	$1,881,737	$615	$2,598,965
Net income	—	—	—	—	69,522	—	69,522
Other comprehensive loss, net of tax	—	—	—	(3,537)	—	—	(3,537)
Stock-based compensation	—	8,286	—	—	—	—	8,286
Non-controlling interest	—	—	—	—	(24)	23	(1)
Withheld shares on restricted share units for withholding taxes	—	—	(1,824)	—	—	—	(1,824)
Stock options exercised	1	19,208	—	—	—	—	19,209
Excise tax adjustment on stock options exercised	—	—	129	—	—	—	129
Cash dividends paid ($0.75 per share)	—	—	—	—	(18,634)	—	(18,634)
Balance at September 27, 2025	$264	$1,091,622	$(338,622)	$(14,388)	$1,932,601	$638	$2,672,115

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

Revenue Recognition

Revenue Disaggregation

The following tables disaggregate the Company’s revenue by primary business units for the three and nine months ended September 26, 2026 and September 27, 2025:

	Three Months Ended September 26, 2026				Nine Months Ended September 26, 2026
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$238,796	$—	$—	$238,796	$639,298	$—	$—	$639,298
Electronics – Semiconductor	187,443	—	—	187,443	556,136	—	—	556,136
Commercial Vehicle Products	—	96,040	—	96,040	—	265,538	—	265,538
Passenger Car Products	—	73,319	—	73,319	—	226,059	—	226,059
Automotive Sensors	—	13,284	—	13,284	—	43,838	—	43,838
Industrial Products	—	—	157,847	157,847	—	—	431,610	431,610
Total	$426,239	$182,643	$157,847	$766,729	$1,195,434	$535,435	$431,610	$2,162,479

	Three Months Ended September 27, 2025				Nine Months Ended September 27, 2025
(in thousands)	Electronics Segment	Transportation Segment	Industrial Segment	Total	Electronics Segment	Transportation Segment	Industrial Segment	Total
Electronics – Passive Products and Sensors	$183,384	$—	$—	$183,384	$501,043	$—	$—	$501,043
Electronics – Semiconductor	174,073	—	—	174,073	499,329	—	—	499,329
Commercial Vehicle Products	—	80,272	—	80,272	—	244,301	—	244,301
Passenger Car Products	—	75,636	—	75,636	—	220,822	—	220,822
Automotive Sensors	—	15,403	—	15,403	—	47,450	—	47,450
Industrial Products	—	—	95,872	95,872	—	—	279,415	279,415
Total	$357,457	$171,311	$95,872	$624,640	$1,000,372	$512,573	$279,415	$1,792,360

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

On September 15, 2026, the Company entered into an Amended Share Purchase Agreement and Supply and Services Agreement (the "Amendment") with Elmos Semiconductor SE ("Elmos"). The Amendment is intended to further support the Company’s semiconductor strategy by enhancing strategic flexibility, accelerating and simplifying certain legacy contractual arrangements and increasing the Company’s ability to optimize the Dortmund Semiconductor GmbH asset over time.

Among other matters, the Amendment provides for the release of cross-guarantees previously provided by Littelfuse entities, modifies certain transfer restrictions, and updates selected commercial terms related to the existing supply relationship. Collectively, these changes provide the Company with greater flexibility to evaluate future operational, strategic and capital allocation alternatives while continuing to support its broader semiconductor portfolio strategy and focus on high-value growth opportunities.

In consideration for entering into the Amendment, the Company will pay Elmos a one-time amendment fee of €24.6 million ($28.5 million) and the full amount was recorded as a reduction of Net sales in the semiconductor business within the Electronics segment in the third quarter of 2026. Cash payments of €15 million and €9.6 million will be paid in the fourth quarter of 2026 and the second quarter of 2027, respectively.

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash at September 26, 2026 and December 27, 2025 reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

(in thousands)	September 26, 2026	December 27, 2025
Cash and cash equivalents	$824,840	$563,391
Restricted cash included in other long-term assets	1,653	1,713
Total cash, cash equivalents, and restricted cash	$826,493	$565,104

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

2. Acquisitions

The Company accounts for acquisitions using the acquisition method in accordance with ASC 805, "Business Combinations," in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition. The operating results of the acquired business are included in the Company’s Condensed Consolidated Financial Statements from the date of the acquisition.

Basler Electric

On December 11, 2025, the Company completed the acquisition of Basler Electric Company ("Basler"). Basler is a leading designer and manufacturer of innovative electrical control and protection solutions for high-growth industrial markets including grid and utility infrastructure, power generation and data center. At the time of acquisition, Basler had annualized sales of approximately $130 million. The business is reported within the Company’s Industrial segment. The purchase price for Basler was $361.7 million subject to a working capital adjustment.

The Company financed the transaction with cash on hand. The total purchase consideration was $352.0 million, net of cash acquired, has been allocated to assets acquired and liabilities assumed, as of the completion of the acquisition, based on estimated fair values.

The following table summarizes the final purchase price allocation of the fair value of assets acquired and liabilities assumed in the Basler acquisition:

(in thousands)	Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired	$351,964
Allocation of consideration to assets acquired and liabilities assumed:
Trade receivables, net	14,739
Inventories	20,703
Other current assets	4,152
Property, plant, and equipment	21,532
Intangible assets	145,000
Goodwill	159,822
Other long-term assets	4,146
Current liabilities	(15,380)
Other long-term liabilities	(2,750)
$351,964

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

During the nine months ended September 26, 2026, the Company made adjustments to reduce the fair value of intangible assets of $5.0 million, current liabilities of $3.2 million, inventories of $2.6 million, trade receivables of $2.1 million, property, plant, and equipment of $1.7 million, other long-term assets of $1.6 million, and increase in other current assets of $1.2 million. During the three months ended September 26, 2026, the Company received a final working capital adjustment of $1.1 million. As a result of these adjustments, goodwill was increased by $7.5 million. The Company paid $2.8 million of indebtedness as part of the purchase consideration during the nine months ended September 26, 2026.

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

For the nine months ended September 26, 2026, the Company recorded $0.5 million of legal and professional fees related to the Basler acquisition recognized as Selling, general, and administrative expenses in the Condensed Consolidated Statement of Operations. A total of $3.0 million of legal and professional fees related to the Basler acquisition was recognized since 2025. These costs were reflected as other non-segment costs.

Dortmund Fab

On December 31, 2024, the Company completed the acquisition of a 200mm wafer fab located in Dortmund, Germany ("Dortmund Fab") from Elmos. The total purchase price for the Dortmund Fab was approximately €94 million, of which a €37.2 million down payment (approximately $40.5 million) was paid in the third quarter of 2023 after regulatory approvals, and €56.7 million (approximately $58.8 million) was paid at closing. The business is reported in the semiconductor business within the Company’s Electronics segment.

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

During the three and nine months ended September 27, 2025, the Company did not incur any legal and professional fees related to the Dortmund Fab acquisition recognized as Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. A total of $3.5 million of legal and professional fees related to the Dortmund Fab acquisition was recognized since 2023. These costs were reflected as other non-segment costs.

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

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except per share amounts)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$766,729	$660,279	$2,162,479	$1,896,740
Income before income taxes	150,214	98,708	369,837	241,980
Net income	115,377	72,556	284,358	176,975
Net income per share — basic	4.54	2.92	11.26	7.14
Net income per share — diluted	4.49	2.89	11.12	7.08

Pro forma results presented above primarily reflect the following adjustments:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Amortization (a)	$—	$(2,583)	$—	$(7,748)
Depreciation	—	(184)	—	(677)
Amortization of inventory adjustments (b)	—	—	5,333	(504)
Transaction costs (c)	—	614	495	577
Income tax benefit (expense) of above items	—	517	(1,399)	2,037
Total	$—	$(1,636)	$4,429	$(6,315)

(a) The amortization adjustment for the three and nine months ended September 27, 2025, primarily reflects amortization resulting from the measurement of intangibles at their fair values.
(b) The amortization of inventory adjustments reflects the reversal of the amount recognized during the nine months ended September 26, 2026 and September 27, 2025. The inventory adjustment related to the Basler acquisition was fully amortized over three months as the inventory was sold during the first quarter of 2026. The inventory adjustment related to the Dortmund Fab acquisition was fully amortized over two months as the inventory was sold during 2025.
(c) The transaction costs adjustment reflects the reversal of certain legal and professional fees related to the Basler and Dortmund Fab acquisitions for the nine months ended September 26, 2026 and September 27, 2025, respectively.

3. Inventories

The components of inventories at September 26, 2026 and December 27, 2025 were as follows:

(in thousands)	September 26, 2026	December 27, 2025
Raw materials	$210,613	$186,662
Work in process	138,159	131,129
Finished goods	171,077	181,376
Inventory reserves	(75,859)	(82,695)
Total	$443,990	$416,472

4. Property, Plant, and Equipment, net

The components of net property, plant, and equipment at September 26, 2026 and December 27, 2025 were as follows:

(in thousands)	September 26, 2026	December 27, 2025
Land and land improvements	$21,954	$24,088
Building and building improvements	221,302	215,024
Machinery and equipment	1,003,240	998,988
Accumulated depreciation and amortization	(738,747)	(697,460)
Total	$507,749	$540,640

The Company recorded depreciation expense of $19.8 million and $18.6 million for the three months ended September 26, 2026 and September 27, 2025, respectively, and $58.6 million and $56.4 million for the nine months ended September 26, 2026 and September 27, 2025, respectively, in Cost of sales, Selling, general, and administrative expenses, and Research and development expenses in the Condensed Consolidated Statements of Operations. In addition, during the three and nine months ended September 26, 2026, the Company recognized fixed asset impairment charges of $0.2 million and $13.4 million, respectively, primarily related to the announced closure and/or disposition of two manufacturing sites for the semiconductor business within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further information.

5. Goodwill and Other Intangible Assets

The amounts for goodwill and changes in the carrying value by segment for the nine months ended September 26, 2026 were as follows:

(in thousands)	Electronics	Transportation	Industrial	Total
Net goodwill as of December 27, 2025
Gross goodwill as of December 27, 2025	$1,027,462	$242,192	$338,739	$1,608,393
Accumulated impairment losses as of December 27, 2025	(303,133)	(44,793)	(49,056)	(396,982)
Total	724,329	197,399	289,683	1,211,411
Changes during 2026:
Adjustments (a)	—	—	7,479	7,479
Foreign currency translation adjustments	(11,161)	(888)	(2,181)	(14,230)
Net goodwill as of September 26, 2026
Gross goodwill as of September 26, 2026	1,009,905	241,039	342,337	1,593,281
Accumulated impairment losses as of September 26, 2026	(296,737)	(44,528)	(47,356)	(388,621)
Total	$713,168	$196,511	$294,981	$1,204,660
(a) The adjustments were related to the acquisition of Basler.

The components of intangible assets as of September 26, 2026 and December 27, 2025 were as follows:

	As of September 26, 2026
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$17,243	$4,142	$13,101
Patents, licenses, and software	286,732	219,239	67,493
Distribution network	42,147	42,147	—
Customer relationships, trademarks, and tradenames	780,358	322,811	457,547
Total	$1,126,480	$588,339	$538,141

	As of December 27, 2025
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Land use rights	$16,661	$3,613	$13,048
Patents, licenses, and software	291,192	212,184	79,008
Distribution network	42,384	42,384	—
Customer relationships, trademarks, and tradenames	793,670	290,819	502,851
Total	$1,143,907	$549,000	$594,907

The intangible assets of $145.0 million acquired in the Basler acquisition consisted of the following:

	2026
(in thousands, except weighted average useful life)	Weighted Average Useful Life (Years)	Amount
Basler
Patents, developed technology	5	$15,000
Customer relationships, trademarks, and tradenames	14.5	130,000
Total		$145,000

During the three months ended September 26, 2026 and September 27, 2025, the Company recorded amortization expense of $14.6 million and $15.0 million, respectively. During the nine months ended September 26, 2026 and September 27, 2025, the Company recorded amortization expense of $45.9 million and $44.2 million, respectively.

During the three months ended September 26, 2026, the Company recorded a non-cash impairment charge of $1.3 million related to the acquired customer relationships from the acquisition of Dortmund Fab in the Electronics-Semiconductor reporting unit within the Electronics segment. This impairment resulted from lower expectations of future revenue and cash flows and was determined using Level 3 inputs and estimated based on cash flow analyses, which included management’s assumptions related to future revenues and profitability.

Estimated annual amortization expense related to intangible assets with definite lives as of September 26, 2026 was as follows:

(in thousands)	Amount
Remainder of 2026	$14,509
2027	57,827
2028	57,426
2029	57,015
2030	53,981
2031 and thereafter	297,383
Total	$538,141

6. Accrued Liabilities

The components of accrued liabilities as of September 26, 2026 and December 27, 2025 were as follows:

(in thousands)	September 26, 2026	December 27, 2025
Employee-related liabilities	$136,442	$114,662
Other customer reserves	30,169	2,874
Current lease liability	12,048	11,435
Other non-income taxes	11,167	7,960
Professional services	8,458	6,629
Restructuring liability	6,397	6,014
Deferred revenue	5,840	11,215
Interest	3,525	7,069
Current benefit liability	1,680	1,680
Other	55,882	29,733
Total	$271,608	$199,271

Employee-related liabilities consist primarily of payroll, sales commissions, bonus, employee benefit accruals and workers’ compensation. Bonus accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals and other customer-related liabilities.

In consideration for entering into the Amendment with Elmos, the Company will pay Elmos a one-time amendment fee of €24.6 million and the full amount was recorded as a reduction of Net sales and an increase to other customer reserves in Accrued liabilities of €24.6 million ($28.0 million) in the third quarter of 2026. Cash payments of €15 million and €9.6 million will be paid in the fourth quarter of 2026 and the second quarter of 2027, respectively.

7. Restructuring, Impairment, and Other Charges

The Company recorded restructuring, impairment, and other charges for the three and nine months ended September 26, 2026 and September 27, 2025 as follows:

	Three Months Ended September 26, 2026				Nine Months Ended September 26, 2026
(in thousands)	Electronics	Transportation	Industrial	Total	Electronics	Transportation	Industrial	Total
Employee terminations	$2,042	$367	$1,985	$4,394	$10,000	$3,780	$3,061	$16,841
Other restructuring charges	237	25	—	262	1,971	141	—	2,112
Total restructuring charges	2,279	392	1,985	4,656	11,971	3,921	3,061	18,953
Impairment	1,566	—	—	1,566	14,464	248	—	14,712
Total	$3,845	$392	$1,985	$6,222	$26,435	$4,169	$3,061	$33,665

	Three Months Ended September 27, 2025				Nine Months Ended September 27, 2025
(in thousands)	Electronics	Transportation	Industrial	Total	Electronics	Transportation	Industrial	Total
Employee terminations	$496	$1,097	$—	$1,593	$6,400	$5,579	$436	$12,415
Other restructuring charges	30	10	—	40	548	58	1	607
Total restructuring charges	526	1,107	—	1,633	6,948	5,637	437	13,022
Impairment	—	—	—	—	136	—	—	136
Total	$526	$1,107	$—	$1,633	$7,084	$5,637	$437	$13,158

2026
For the three and nine months ended September 26, 2026, the Company recorded total restructuring charges of $4.7 million and $19.0 million, respectively, primarily for employee termination costs. These charges primarily related to the reorganization of certain manufacturing, selling and administrative functions for the semiconductor business within the Electronics segment and across the commercial vehicle business within the Transportation segment and industrial control and sensor products within the Industrial segment. During the three months ended September 26, 2026, the Company recorded a non-cash impairment charge of $1.3 million related to the impairment of acquired customer relationships from the acquisition of Dortmund Fab in the Semiconductor business within the Electronics segment. In addition, for the three and nine months ended September 26, 2026, the Company recognized fixed asset impairment charges of $0.2 million and $13.4 million, respectively, primarily related to the announced closure and/or disposition of two manufacturing sites for the semiconductor business within the Electronics segment.

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

The restructuring reserves as of September 26, 2026 and December 27, 2025 were $6.4 million and $6.0 million, respectively, included within Accrued liabilities. Additionally, $0.2 million and $0.3 million were included within Other long-term liabilities in the Condensed Consolidated Balance Sheets as of September 26, 2026 and December 27, 2025, respectively. The Company anticipates the remaining payments associated with employee terminations will substantially be completed during fiscal year 2027.

8. Debt

The carrying amounts of debt at September 26, 2026 and December 27, 2025 were as follows:

(in thousands)	September 26, 2026	December 27, 2025
Revolving credit facility	$200,000	$100,000
Term loan	—	266,250
Euro Senior Notes, Series B due 2028	108,063	111,977
U.S. Senior Notes, Series B due 2027	100,000	100,000
U.S. Senior Notes, Series B due 2030	125,000	125,000
U.S. Senior Notes, due 2032	100,000	100,000
Other	—	1,233
Unamortized debt issuance costs	(3,129)	(1,833)
Total debt	629,934	802,627
Less: Current maturities	(100,000)	(96,233)
Total long-term debt	$529,934	$706,394

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

The principal balance of the revolving credit facility is due on the Maturity Date. The revolving loan balances under the Credit Facility were $200.0 million as of September 26, 2026. Prior to entering into the Credit Agreement, the Company paid off

$100.0 million of the revolving loan and $3.8 million of the term loan under the Existing Credit Agreement during the first quarter of 2026.

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

As of September 26, 2026, the effective interest rate on the outstanding borrowings under the Credit Facility was 3.88% with the hedge.

As of September 26, 2026, the Company had $0.1 million of outstanding letters of credit and had $599.9 million of borrowing capacity available under the revolving credit facility. As of September 26, 2026, the Company was in compliance with all covenants under the Credit Agreement.

Debt Issuance Cost

During the nine months ended September 26, 2026, the Company incurred debt issuance costs of $2.2 million in connection with the newly amended and restated Credit Agreement completed on March 12, 2026 which, along with the remaining eligible balance of debt issuance costs of the previous credit facility, are being amortized over the 5 year life of the newly amended and restated Credit Agreement.

Senior Notes

On December 8, 2016, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold €212 million aggregate principal amount of senior notes in two series. The funding date for the Euro denominated senior notes occurred on December 8, 2016 for €117 million in aggregate amount of 1.14% Senior Notes, Series A, due December 8, 2023 ("Euro Senior Notes, Series A due 2023"), and €95 million in aggregate amount of 1.83% Senior Notes, Series B due December 8, 2028 ("Euro Senior Notes, Series B due 2028") (together, the "Euro Senior Notes"). During the fiscal year ended December 30, 2023, the Company paid off the €117 million of Euro Senior Notes, Series A due 2023. Interest on the Euro Senior Notes, Series B due 2028 is payable semiannually on June 8 and December 8, commencing June 8, 2017.

On December 8, 2016, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold $125 million aggregate principal amount of senior notes in two series. On February 15, 2017, $25 million in aggregate principal amount of 3.03% Senior Notes, Series A, due February 15, 2022 ("U.S. Senior Notes, Series A due 2022"), and $100 million in aggregate principal amount of 3.74% Senior Notes, Series B, due February 15, 2027 ("U.S. Senior Notes, Series B due 2027") (together, the "U.S. Senior Notes due 2022 and 2027") were funded. During the fiscal year ended December 31, 2022, the Company paid off the $25 million of U.S. Senior Notes, Series A due 2022. Interest on the U.S. Senior Notes, Series B due 2027 is payable semiannually on February 15 and August 15, commencing August 15, 2017.

On November 15, 2017, the Company entered into a Note Purchase Agreement pursuant to which the Company issued and sold $175 million in aggregate principal amount of senior notes in two series. On January 16, 2018, $50 million aggregate principal amount of 3.48% Senior Notes, Series A, due February 15, 2025 ("U.S. Senior Notes, Series A due 2025") and $125 million in aggregate principal amount of 3.78% Senior Notes, Series B, due February 15, 2030 ("U.S. Senior Notes, Series B due 2030") (together, the "U.S. Senior Notes due 2025 and 2030") were funded. During the first quarter of 2025, the Company paid off the

$50 million of U.S. Senior Notes, Series A, due 2025. Interest on the U.S. Senior Notes, Series B due 2030 is payable semiannually on February 15 and August 15, commencing on August 15, 2018.

On May 18, 2022, the above note purchase agreements were amended to, among other things, update certain terms, including financial covenants to be consistent with the terms of the restated Credit Agreement and the 2022 Purchase Agreement, as defined below.

On May 18, 2022, the Company entered into a Note Purchase Agreement ("2022 Purchase Agreement") pursuant to which the Company issued and funded on July 18, 2022 $100 million in aggregate principal amount of 4.33% Senior Notes, due June 30, 2032 ("U.S. Senior Notes due 2032") (together with the U.S. Senior Notes due 2025 and 2030, the Euro Senior Notes and the U.S. Senior Notes due 2022 and 2027, the "Senior Notes"). Interest on the U.S. Senior Notes due 2032 is payable semiannually on June 30 and December 30, commencing on December 30, 2022.

The Senior Notes have not been registered under the Securities Act of 1933 ("Securities Act"), or applicable state securities laws. The Senior Notes are general unsecured senior obligations and rank equal in right of payment with all existing and future unsecured unsubordinated indebtedness of the Company.

The Senior Notes are subject to certain customary covenants, including limitations on the Company’s ability, with certain exceptions, to engage in mergers, consolidations, asset sales and transactions with affiliates, to engage in any business that would substantially change the general business of the Company, and to incur liens. In addition, the Company is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage and leverage. As of September 26, 2026, the Company was in compliance with all covenants under the Senior Notes.

The Company may redeem the Senior Notes upon the satisfaction of certain conditions and the payment of a make-whole amount to noteholders and is required to offer to repurchase the Senior Notes at par following certain events, including a change of control.

Interest paid on all Company debt was $8.2 million and $11.1 million for the three months ended September 26, 2026 and September 27, 2025, respectively, and $21.3 million and $29.0 million for the nine months ended September 26, 2026 and September 27, 2025, respectively, which included cash settlements received from the interest rate swap entered on May 12, 2022.

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

Investments in Equity Securities

Investments in equity securities listed on a national market or exchange are valued at the last sales price and classified within Level 1 of the valuation hierarchy and recorded in Investments and Other long-term assets. The Company sold its investment in Polytronics Technology Corporation Ltd. during the second quarter of 2026, with net proceeds of $7.4 million recognized in Net proceeds from sale of property, plant and equipment, and other in investing activities on the Condensed Consolidated Statement of Cash Flows.

Derivatives Designated as Hedging Instruments

For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. For highly effective cash flow hedges, ASC 815 requires the entire change in fair value of the hedging instrument included in the assessment of hedge effectiveness to be recorded in other comprehensive income. No amount of ineffectiveness was recognized for the three and nine months ended September 26, 2026. The Company continues to assess the effectiveness of the hedges on an ongoing basis. The Company does not enter into derivative financial instruments for trading purposes.

Cross-Currency Swap Agreement

In February 2026, the Company entered into fixed-to-fixed cross currency swaps to mitigate foreign currency risk exposure related to fluctuations between the Euro and the U.S. dollar. These instruments were designated as net investment hedges to offset the impact of EUR-USD exchange rate volatility associated with the Company's net investments in certain foreign entities. The fair value of the cross-currency swaps was determined using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as net investment hedges are deferred in the foreign currency translation adjustment within accumulated other comprehensive loss. Gains or losses deferred in accumulated other comprehensive loss are reclassified into earnings at the time the underlying hedged net investment is disposed of or substantially liquidated. The Company applied cross-currency swap net investment hedge designation under the spot method. Under this method, the Company is allowed to recognize interest income from the spot‑forward differential on a straight‑line basis over the term of the swap agreement, and the spot‑forward differential is excluded from the assessment of hedge effectiveness. For the three months ended September 26, 2026, the Company recorded a nominal pre-tax unrealized loss on the cross-currency swaps. For the nine months ended September 26, 2026, the Company recorded a pre-tax unrealized gain on the cross-currency swaps of $1.9 million. The primary inputs into the valuation of the cross-currency swaps are interest rate yield curves, foreign exchange rates, cross-currency basis spreads, credit spreads and other market information. The cross-currency swaps are classified within Level 2 of the fair value hierarchy since all significant inputs are corroborated by observable market data. As of September 26, 2026, the Company had outstanding cross-currency swap agreements designated as net investment hedges with an aggregate notional value of €84.7 million on the pay leg and $100.0 million on the receive leg.

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

Trade Entry Date	Trade Maturity Date	Weighted-Average Floor	Weighted-Average Ceiling
July 3, 2024	August 29, 2025	18.0000	19.4350
August 5, 2024	September 29, 2025	19.6550	21.0000
September 3, 2024	November 3, 2025	20.0820	21.7571
September 30, 2024	November 26, 2025	19.8700	21.3650
November 4, 2024	January 2, 2026	20.1200	21.6900
December 3, 2024	February 2, 2026	20.4250	22.0377
January 2, 2025	March 2, 2026	20.8000	21.9082
February 6, 2025	March 30, 2026	20.5300	22.0000
April 9, 2025	June 1, 2026	20.9700	22.2355
May 1, 2025	June 29, 2026	19.6940	20.9700
June 4, 2025	August 3, 2026	19.3100	20.3437
July 2, 2025	August 31, 2026	18.8500	19.8025
August 5, 2025	September 29, 2026	18.8500	19.8000
September 2, 2025	November 2, 2026	18.8100	19.8347
September 30, 2025	November 30, 2026	18.4200	19.3700
November 4, 2025	January 4, 2027	18.7200	19.7000
November 26, 2025	February 2, 2027	18.4300	19.4852
January 6, 2026	March 1, 2027	18.0620	18.9250
February 4, 2026	April 5, 2027	17.4175	18.2500
March 4, 2026	May 3, 2027	17.6720	18.4047
March 31, 2026	June 7, 2027	18.0500	18.8600
May 4, 2026	June 28, 2027	17.6100	18.3250
June 2, 2026	August 2, 2027	17.3900	18.0824
June 29, 2026	August 30, 2027	17.6045	18.3088
August 3, 2026	September 27, 2027	17.4200	17.9885
August 31, 2026	November 1, 2027	17.0900	17.6850

The fair value of the collars was determined using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive loss until the underlying transactions are recognized in earnings. For the three and nine months ended September 26, 2026, the Company recorded a pre-tax unrealized loss on the collars of $2.9 million and $6.2 million, respectively. As of September 26, 2026, the Company estimates that approximately $1.0 million of pre-tax gains recorded in accumulated other comprehensive loss will be recognized in earnings over the next 12 months. The amounts included in accumulated other comprehensive income will be reclassified to earnings should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the three and nine months ended September 26, 2026. The Company will continue to assess the effectiveness of the hedge on an ongoing basis. The primary inputs into the valuation of the collars are interest yield curves, interest rate volatilities, foreign exchange rates, foreign exchange volatilities, credit risk, credit spreads and other market information. The collars are classified within Level 2 of the fair value hierarchy since all significant inputs are corroborated by market observable data.

Interest Rate Swap

On May 12, 2022, the Company entered into an interest rate swap agreement to manage interest rate risk exposure, effectively converting the interest rate on the Company's SOFR based floating-rate loans to a fixed-rate. The interest rate swap, with a notional value of $200 million, was designated as a cash flow hedge against the variability of cash flows associated with the Company's SOFR based loans scheduled to mature on June 30, 2027. The fair value of the interest rate swap was valued using an independent third-party valuation model. Pursuant to this model, changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive loss until the underlying transactions are recognized in earnings. For the three and nine months ended September 26, 2026, the Company recorded a pre-tax unrealized gain on the interest rate swap of $0.1 million and $0.8 million, respectively. As of September 26, 2026, the Company estimates that approximately $2.4 million of pre-tax gains recorded in accumulated other comprehensive loss will be recognized in earnings over the next 12 months. The primary inputs into the valuation of the interest rate swap are interest yield curves, interest rate volatility, credit risk, credit spreads and other market information. The interest rate swap is classified within Level 2 of the fair value hierarchy since all significant inputs are corroborated by observable market data.

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

As of September 26, 2026 and December 27, 2025, the fair values of the Company's derivative financial instruments and their classifications on the Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Condensed Consolidated Balance Sheets Classification	September 26, 2026	December 27, 2025
Derivatives designated as hedging instruments
Interest rate swap agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$2,356	$1,162
	Other long-term assets	—	382
Zero cost collar agreement:
Designated as cash flow hedge	Prepaid expenses and other current assets	$1,573	$6,816
	Other long-term assets	—	3
	Accrued liabilities	879	—
	Other long-term liabilities	17	—
Cross-currency swap agreement:
Designated as net investment hedge	Prepaid expenses and other current assets	$759	$—
	Other long-term assets	1,138	—

The pre-tax (gains) losses recognized on derivative financial instruments in the Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2026 and September 27, 2025 were as follows:

		Three Months Ended		Nine Months Ended
(in thousands)	Classification of (Gains) Losses Recognized in the Condensed Consolidated Statements of Operations	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Derivatives designated as cash flow hedges
Interest rate swap agreement	Interest expense	$(459)	$(786)	$(1,363)	$(2,357)
Zero cost collar agreement	Cost of sales	(2,293)	(1,565)	(9,197)	(205)
Zero cost collar agreement	Selling, general, and administrative expenses	(187)	(119)	(752)	2
Derivatives designated as net investment hedges
Cross-currency swap agreement	Interest expense	$(255)	$—	$(607)	$—

The pre-tax (gains) losses recognized on derivative financial instruments in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 26, 2026 and September 27, 2025 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Derivatives designated as cash flow hedges
Interest rate swap agreement	$(128)	$561	$(812)	$4,010
Zero cost collar agreement	2,883	(1,319)	6,164	(10,731)
Derivatives designated as net investment hedges
Cross-currency swap agreement	$37	$—	$(1,897)	$—

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

There were no changes during the quarter ended September 26, 2026 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. As of September 26, 2026 and December 27, 2025, the Company did not hold any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

The following table presents assets measured at fair value by classification within the fair value hierarchy as of September 26, 2026:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$758,125	$—	$—	$758,125
Mutual funds	27,304	—	—	27,304
Total	$785,429	$—	$—	$785,429

The following table presents assets measured at fair value by classification within the fair value hierarchy as of December 27, 2025:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$465,915	$—	$—	$465,915
Investments in equity securities	7,676	—	—	7,676
Mutual funds	25,730	—	—	25,730
Total	$499,321	$—	$—	$499,321

In addition to the methods and assumptions used for the financial instruments recorded at fair value as discussed above, the following methods and assumptions are used to estimate the fair value of other financial instruments that are not marked to market on a recurring basis. The Company’s other financial instruments include cash and cash equivalents, short-term investments, trade receivables and its long-term debt. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, short-term investments and trade receivables approximate their fair values. The Company’s revolving and term loan debt facilities' fair values approximate book value at September 26, 2026 and December 27, 2025, as the rates on these borrowings are variable in nature. The purchase price of business acquisitions is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the excess recorded as goodwill. The Company utilizes Level 3 inputs in the determination of the initial fair value for certain assets acquired and liabilities assumed in business acquisitions.

The carrying value and estimated fair values of the Company’s Euro Senior Notes, Series B and U.S. Senior Notes, Series B, as of September 26, 2026 and December 27, 2025 were as follows:

	September 26, 2026		December 27, 2025
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro Senior Notes, Series B due 2028	$108,063	$101,924	$111,977	$106,908
U.S. Senior Notes, Series B due 2027	100,000	99,423	100,000	99,152
U.S. Senior Notes, Series B due 2030	125,000	116,277	125,000	120,076
U.S. Senior Notes, due 2032	100,000	90,750	100,000	95,587

Impairments

During the three months ended September 26, 2026, the Company recorded a non-cash impairment charge of $1.3 million related to the acquired customer relationships from the acquisition of Dortmund Fab in the Semiconductor business within the Electronics segment. In addition, for the three and nine months ended September 26, 2026, the Company recognized fixed asset impairment charges of $0.2 million and $13.4 million, respectively, primarily related to the announced closure and/or disposition of two manufacturing sites for the semiconductor business within the Electronics segment. The related assets were measured at fair value on a nonrecurring basis using valuation techniques that incorporated significant unobservable inputs, which are classified within Level 3 of the fair value hierarchy.

10. Benefit Plans

The Company has Company-sponsored and mandatory defined benefit pension plans covering employees in the United Kingdom ("U.K."), Germany, the Philippines, China, Japan, Mexico, Italy, and France. The amount of the retirement benefits provided under the plans is generally based on years of service and final average pay.

The Company recognizes interest cost, expected return on plan assets, and amortization of prior service, net within Other income, net in the Condensed Consolidated Statements of Operations. The components of net periodic benefit cost for the three and nine months ended September 26, 2026 and September 27, 2025 were as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Components of net periodic benefit cost:
Service cost	$938	$769	$2,822	$2,254
Interest cost	1,222	1,028	3,667	2,985
Expected return on plan assets	(470)	(483)	(1,424)	(1,423)
Amortization of prior service and net actuarial loss	116	103	348	274
Net periodic benefit cost	$1,806	$1,417	$5,413	$4,090

The Company expects to make approximately $1.5 million of contributions to the plans and pay $2.3 million of benefits directly in 2026.

On October 4, 2024, the Company entered into a definitive agreement to purchase a group annuity contract, under which an insurance company will be required to pay pension payments to the Company’s United Kingdom pension plan to match required pension payments until a later buyout, at which point the insurance company will directly pay and administer the benefits to the plan's participants, or to their designated beneficiaries. The purchase of this group annuity contract will reduce the Company’s outstanding pension benefit obligation by approximately $25 million, representing approximately 31% of the total obligations of the Company’s qualified pension plans, and will be funded with pension plan assets and additional cash on hand. In connection with this transaction, the Company currently expects to record a one-time non-cash settlement charge in the fourth quarter of 2026 estimated to be between $6 million and $8 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. The actual settlement charge could differ from this estimate due to final data and plan wind-up expenses.

The Company also sponsors certain post-employment plans in foreign countries and other statutory benefit plans. The Company recorded expense of $0.8 million for both the three months ended September 26, 2026 and September 27, 2025, and $2.3 million and $2.2 million for the nine months ended September 26, 2026 and September 27, 2025, respectively, in Cost of sales and Other income, net within the Condensed Consolidated Statements of Operations. The pre-tax losses recognized in other comprehensive income (loss) for these plans were $0.4 million for both the three months ended September 26, 2026 and September 27, 2025, and $1.1 million for both the nine months ended September 26, 2026 and September 27, 2025.

11. Other Comprehensive Income (Loss)

Changes in other comprehensive income (loss) by component were as follows:

(in thousands)	Three Months Ended September 26, 2026			Three Months Ended September 27, 2025
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$476	$2	$478	$662	$4	$666
Cash flow hedges	(2,755)	81	(2,674)	758	88	846
Foreign currency translation adjustments-Net investment hedge	(37)	9	(28)	—	—	—
Foreign currency translation adjustments (a)	4,583	—	4,583	(5,297)	248	(5,049)
Total foreign currency translation adjustments	4,546	9	4,555	(5,297)	248	(5,049)
Total change in other comprehensive income (loss)	$2,267	$92	$2,359	$(3,877)	$340	$(3,537)

(in thousands)	Nine Months Ended September 26, 2026			Nine Months Ended September 27, 2025
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Defined benefit pension plan and other adjustments	$1,462	$8	$1,470	$1,040	$29	$1,069
Cash flow hedges	(5,352)	50	(5,302)	6,721	543	7,264
Foreign currency translation adjustments-Net investment hedge	1,897	(436)	1,461	—	—	—
Foreign currency translation adjustments (a)	(21,411)	1,261	(20,150)	126,804	(3,164)	123,640
Total foreign currency translation adjustments	(19,514)	825	(18,689)	126,804	(3,164)	123,640
Total change in other comprehensive income (loss)	$(23,404)	$883	$(22,521)	$134,565	$(2,592)	$131,973
(a) The tax shown above within foreign currency translation adjustments is the U.S. tax associated with the foreign currency translation adjustments of earnings of non-U.S. subsidiaries, which have been previously taxed in the U.S. and are not permanently reinvested.

The following tables set forth the changes in the components of accumulated other comprehensive income (loss) by component for the nine months ended September 26, 2026 and September 27, 2025:

(in thousands)	Pension and postretirement liability and reclassification adjustments	Cash flow hedges	Total foreign currency translation adjustments	Accumulated other comprehensive loss
Balance at December 27, 2025	$(12,687)	$8,132	$(828)	$(5,383)
Activity in the period	1,470	(5,302)	(18,689)	(22,521)
Balance at September 26, 2026	$(11,217)	$2,830	$(19,517)	$(27,904)

(in thousands)	Pension and postretirement liability and reclassification adjustments	Cash flow hedges	Total foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Balance at December 28, 2024	$(10,509)	$1,301	$(137,153)	$(146,361)
Activity in the period	1,069	7,264	123,640	131,973
Balance at September 27, 2025	$(9,440)	$8,565	$(13,513)	$(14,388)

Amounts reclassified from accumulated other comprehensive income (loss) to earnings for the three and nine months ended September 26, 2026 and September 27, 2025 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Pension and postemployment plans:
Amortization of prior service and net actuarial loss, and other	$471	$490	$1,404	$1,381

The Company recognizes the amortization of prior service costs in Other income, net within the Condensed Consolidated Statements of Operations.
12. Income Taxes

The effective tax rate for the three and nine months ended September 26, 2026 was 23.2% and 23.1%, respectively, compared to the effective tax rate for the three and nine months ended September 27, 2025 of 26.6% and 26.8%, respectively. The effective tax rate for 2026 was lower than the effective tax rate for the comparable 2025 periods primarily due to a one-time tax benefit associated with the dissolution of one of the Company's affiliates, lapses in the statute of limitations for previously unrecognized tax benefits, and excess tax benefits related to share-based compensation recognized in 2026. In addition, the 2025 effective tax rate was adversely impacted by foreign exchange losses in non-U.S. jurisdictions for which no related tax benefit was recognized.

The effective tax rate for the three and nine months ended September 26, 2026 was higher than the statutory tax rate primarily due to losses in non-U.S. jurisdictions with no related tax benefit recognized, partially offset by the one-time tax benefit associated with the dissolution of one of the Company's affiliates, lapses in the statute of limitations for previously unrecognized tax benefits, and excess tax benefits related to share-based compensation. The effective tax rate for the three and nine months ended September 27, 2025 was higher than the statutory tax rate primarily due to foreign exchange losses and losses in non-U.S. jurisdictions with no related tax benefit recognized.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Numerator:
Net income as reported	$115,377	$69,522	$279,929	$170,435

Denominator:
Weighted average shares outstanding
Basic	25,401	24,837	25,260	24,786
Effect of dilutive securities	273	265	323	203
Diluted	25,674	25,102	25,583	24,989

Earnings Per Share:
Basic earnings per share	$4.54	$2.80	$11.08	$6.88
Diluted earnings per share	$4.49	$2.77	$10.94	$6.82

Potential shares of common stock attributable to performance share units, stock options and restricted stock units excluded from the earnings per share calculation because their effect would be anti-dilutive were 1,158 and 101,354 for the three months ended September 26, 2026 and September 27, 2025, respectively, and 654 and 322,843 for the nine months ended September 26, 2026 and September 27, 2025, respectively.

Share Repurchase Program

On April 25, 2024, the Company's Board of Directors authorized a three-year program to repurchase up to $300.0 million in the aggregate of shares of the Company's common stock for the period from May 1, 2024 to April 30, 2027 ("2024 program"). The Company did not repurchase any shares of its common stock for the three and nine months ended September 26, 2026. The Company did not repurchase any shares of its common stock for the three months ended September 27, 2025. During the nine months ended September 27, 2025, the Company repurchased 120,689 shares of its common stock totaling $27.4 million pursuant to the 2024 program.

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

The Company has provided this segment information for comparable prior periods. Segment information is summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales
Electronics	$426,239	$357,457	$1,195,434	$1,000,372
Transportation	182,643	171,311	535,435	512,573
Industrial	157,847	95,872	431,610	279,415
Total net sales	$766,729	$624,640	$2,162,479	$1,792,360

Other segment expenses (b)
Electronics	$323,889	$293,817	$935,889	$840,105
Transportation	155,313	151,124	458,311	445,395
Industrial	124,502	78,954	350,030	230,560
Total other segment expenses	$603,704	$523,895	$1,744,230	$1,516,060

Segment operating income
Electronics	$102,350	$63,640	$259,545	$160,267
Transportation	27,330	20,187	77,124	67,178
Industrial	33,345	16,918	81,580	48,855
Total segment operating income	163,025	100,745	418,249	276,300
Other (a)	(9,669)	(3,329)	(44,004)	(15,956)
Total operating income	153,356	97,416	374,245	260,344
Interest expense	5,689	8,578	18,405	26,021
Foreign exchange loss (gain)	1,697	175	(876)	15,466
Other income, net	(4,244)	(6,053)	(7,293)	(14,020)
Income before income taxes	$150,214	$94,716	$364,009	$232,877

(a) Included in "Other" Operating income for the third quarter of 2026 was $4.7 million ($19.0 million year-to-date) of restructuring charges primarily related to employee termination costs and a $1.3 million non-cash impairment charge related to the acquired customer relationships from the acquisition of Dortmund Fab in the semiconductor business within the Electronics segment. In addition, for the third quarter of 2026, the Company recognized fixed asset impairment charges of $0.2 million ($13.4 million year-to-date) primarily related to the announced closure and/or disposition of two manufacturing sites for the semiconductor business within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the third quarter of 2026, the Company recognized $3.5 million ($5.0 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the first quarter of 2026, the Company recognized a $5.4 million of purchase accounting inventory step-up adjustment related to the Basler acquisition.

Included in "Other" Operating income for the third quarter of 2025 was $1.6 million ($13.1 million year-to-date) of restructuring charges primarily related to employee termination costs. During the first quarter of 2025, the Company recognized a $0.1 million impairment charge related to certain machinery and equipment within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the third quarter of 2025, the Company recognized $1.4 million ($3.0 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, and a $0.3 million loss related to the sale of the Marine business within the

Transportation segment. During the first quarter of 2025, the Company recognized a $0.5 million purchase accounting inventory step-down adjustment related to the Dortmund Fab acquisition.

(b) Other segment operating expenses include cost of sales, selling, general, and administrative expenses, and research and development expenses. Other segment expenses are reconciled to the operating income of each segment. The CODM regularly assesses the performance of each operating segment focusing on each operating segment’s revenue and operating income.

The Company’s depreciation and amortization expenses by segment for the three and nine months ended September 26, 2026 and September 27, 2025 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Depreciation
Electronics	$12,004	$11,950	$35,954	$35,912
Transportation	5,630	5,127	16,159	15,944
Industrial	2,174	1,497	6,514	4,523
Total depreciation	$19,808	$18,574	$58,627	$56,379

Amortization
Electronics	$7,610	$10,249	$24,234	$30,124
Transportation	2,748	3,431	8,875	10,186
Industrial	4,290	1,357	12,743	3,910
Total amortization	$14,648	$15,037	$45,852	$44,220

The Company’s net sales by country were as follows, classified according to the country where the customer is located:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales
United States	$289,166	$218,532	$786,093	$636,390
China	197,460	146,045	537,430	421,782
Other countries (a)	280,103	260,063	838,956	734,188
Total net sales	$766,729	$624,640	$2,162,479	$1,792,360

The Company’s long-lived assets represent net property, plant, and equipment, and are classified according to the country where the asset is located. The Company's long-lived assets were as follows:

(in thousands)	September 26, 2026	December 27, 2025
Long-lived assets
United States	$74,412	$95,619
China	130,011	130,047
Mexico	75,916	83,478
Germany	108,560	110,246
Philippines	59,378	61,591
Other countries	59,472	59,659
Total long-lived assets	$507,749	$540,640

The Company’s additions to net property, plant, and equipment by country were as follows:

	Nine Months Ended
(in thousands)	September 26, 2026	September 27, 2025
Additions to long-lived assets
United States	$5,022	$8,724
China	9,597	8,385
Mexico	4,616	4,953
Germany	12,133	14,958
Philippines	6,588	3,266
Other countries	10,678	4,800
Total additions to long-lived assets	$48,634	$45,086

(a)Each country included in other countries was less than 10% of net sales.

15. Commitments and Contingencies

Off-Balance Sheet Arrangements

As of September 26, 2026, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Pending Litigation and Claims

There were no material pending litigation or claims outstanding as of September 26, 2026.

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

	Three Months Ended September 26, 2026			Three Months Ended September 27, 2025
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$0.5	$—	$—	$0.3	$—	$—
Purchase of material/service from related party	0.7	0.1	2.3	0.6	0.1	2.4

	Nine Months Ended September 26, 2026			Nine Months Ended September 27, 2025
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Sales to related party	$1.2	$—	$—	$0.9	$—	$—
Purchase of material/service from related party	1.6	0.3	7.3	1.7	0.8	5.7

	September 26, 2026			December 27, 2025
(in millions)	Powersem	EB Tech	ATEC	Powersem	EB Tech	ATEC
Accounts receivable balance	$0.1	$—	$—	$—	$—	$—
Accounts payable balance	0.1	0.1	0.8	0.1	0.1	2.1

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

Executive Summary

For the third quarter of 2026, the Company recognized net sales of $766.7 million, an increase of $142.1 million, or 22.7% as compared to $624.6 million in the third quarter of 2025 including $36.1 million, or 5.8% of incremental net sales, from the Basler acquisition within the Industrial segment and $1.0 million, or 0.2% of unfavorable changes in foreign exchange rates. The remaining increase in net sales was primarily due to higher volume in the Electronics segment. The Company recognized net income of $115.4 million, or $4.49 per diluted share, in the third quarter of 2026 compared to $69.5 million, or $2.77 per diluted share, in the third quarter of 2025. The increase in net income was primarily due to higher operating income of $38.7 million and $16.4 million from the Electronics and Industrial segments, respectively, driven by higher net sales and volume leverage.

Net cash provided by operating activities was $456.6 million for the nine months ended September 26, 2026 compared to $295.1 million for the nine months ended September 27, 2025. The increase in net cash provided by operating activities of $161.5 million was primarily due to higher cash earnings and reductions in working capital.

On September 15, 2026, the Company entered into an Amended Share Purchase Agreement and Supply and Services Agreement (the "Amendment") with Elmos Semiconductor SE ("Elmos"). The Amendment is intended to further support the Company’s semiconductor strategy by enhancing strategic flexibility, accelerating and simplifying certain legacy contractual arrangements and increasing the Company’s ability to optimize the Dortmund Semiconductor GmbH asset over time.

Among other matters, the Amendment provides for the release of cross-guarantees previously provided by Littelfuse entities, modifies certain transfer restrictions, and updates selected commercial terms related to the existing supply relationship. Collectively, these changes provide the Company with greater flexibility to evaluate future operational, strategic and capital allocation alternatives while continuing to support its broader semiconductor portfolio strategy and focus on high-value growth opportunities.

In consideration for entering into the Amendment, the Company will pay Elmos a one-time amendment fee of €24.6 million ($28.5 million) and the full amount was recorded as a reduction of Net sales in the semiconductor business within the Electronics segment in the third quarter of 2026. Cash payments of €15 million and €9.6 million will be paid in the fourth quarter of 2026 and the second quarter of 2027, respectively.

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

Results of Operations

The following table summarizes the Company’s unaudited condensed consolidated results of operations for the periods presented. The third quarter of 2026 included $4.7 million ($19.0 million year-to-date) of restructuring charges primarily related to employee termination costs and a $1.3 million non-cash impairment charge related to the acquired customer relationships from the acquisition of Dortmund Fab in the semiconductor business within the Electronics segment. In addition, for the third quarter of 2026, the Company recognized fixed asset impairment charges of $0.2 million ($13.4 million year-to-date) primarily related to the announced closure and/or disposition of two manufacturing sites for the semiconductor business within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the third quarter of 2026, the Company recognized $3.5 million ($5.0 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the first quarter of 2026, the Company recognized a $5.4 million of purchase accounting inventory step-up adjustment related to the Basler acquisition.

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

	Third Quarter				First Nine Months
(in thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Net sales	$766,729	$624,640	$142,089	22.7%	$2,162,479	$1,792,360	$370,119	20.6%
Cost of sales	448,173	383,652	64,521	16.8%	1,283,710	1,112,062	171,648	15.4%
Gross profit	318,556	240,988	77,568	32.2%	878,769	680,298	198,471	29.2%
Operating expenses	165,200	143,572	21,628	15.1%	504,524	419,954	84,570	20.1%
Operating income	153,356	97,416	55,940	57.4%	374,245	260,344	113,901	43.8%
Income before income taxes	150,214	94,716	55,498	58.6%	364,009	232,877	131,132	56.3%
Income taxes	34,837	25,194	9,643	38.3%	84,080	62,442	21,638	34.7%
Net income	115,377	69,522	45,855	66.0%	279,929	170,435	109,494	64.2%

Net Sales

Net sales increased $142.1 million, or 22.7%, for the third quarter of 2026 compared to the third quarter of 2025 including $36.1 million, or 5.8% of incremental net sales from the Basler acquisition within the Industrial segment and $1.0 million, or 0.2% of unfavorable changes in foreign exchange rates. The remaining increase in net sales was primarily due to higher volume of $55.4 million and $13.4 million in the electronics products and semiconductor businesses within the Electronics segment, respectively, driven by higher end market demand and favorable price, and higher volume from the industrial circuit protection products within the Industrial segment and the commercial vehicle business within the Transportation segment. Net sales from the semiconductor business within the Electronics segment included a one-time reduction of $28.5 million related to a customer contract amendment fee.

Net sales increased $370.1 million, or 20.6%, for the first nine months of 2026 compared to the first nine months of 2025 including $105.2 million, or 5.9% of incremental net sales from the Basler acquisition within the Industrial segment and $20.5 million, or 1.1% of favorable changes in foreign exchange rates. The remaining increase in net sales was primarily due to higher volume of $138.3 million and $56.8 million in the electronics products and semiconductor businesses within the Electronics segment, respectively, driven by higher end market demand and favorable price, and higher volume from the industrial circuit protection products within the Industrial segment. Net sales from the semiconductor business within the Electronics segment included a one-time reduction of $28.5 million related to a customer contract amendment fee.

Cost of Sales

Cost of sales was $448.2 million, or 58.5% of net sales, in the third quarter of 2026 compared to $383.7 million, or 61.4% of net sales, in the third quarter of 2025. The increase of $64.5 million included $20.9 million of incremental cost of sales from the Basler acquisition within the Industrial segment. The remaining increase was due to higher volume in the Electronics segment. As a percent of net sales, cost of sales decreased 2.9% primarily due to improved margin from the Electronics and Industrial segments driven by volume leverage, operational execution, and favorable product mix. These margin improvements were partially offset by a reduction in net sales of $28.5 million in the semiconductor business within the Electronics segment related to a one-time customer contract amendment fee, which unfavorably impacted cost of sales as a percent of net sales by 2.1%.

Cost of sales was $1,283.7 million, or 59.4% of net sales, in the first nine months of 2026 compared to $1,112.1 million, or 62.0% of net sales, in the first nine months of 2025. The increase of $171.6 million included $66.7 million of incremental cost of sales from the Basler acquisition within the Industrial segment. The remaining increase was due to higher volume in the Electronics segment. As a percent of net sales, cost of sales decreased 2.7% primarily due to improved margin in the Electronics segment and the industrial circuit protection products business within the Industrial segment driven by volume leverage and operational execution. The improved margin was also favorably impacted by higher gross margin from the Basler acquisition, partially offset by a reduction in net sales of $28.5 million, or 0.8% in the semiconductor business within the Electronics segment related to a one-time customer contract amendment fee and purchase accounting inventory charges of $5.4 million, or 0.2%.

Gross Profit

Gross profit was $318.6 million, or 41.5% of net sales, in the third quarter of 2026 compared to $241.0 million, or 38.6% of net sales, in the third quarter of 2025. The increase of $77.6 million in gross profit included an incremental gross profit of $15.3 million from the Basler acquisition. The remaining increase in gross profit was primarily due to higher volume and favorable price, operational execution, and favorable product mix from the Electronics and Industrial segments, and the commercial vehicle business with the Transportation segment. Gross profit was partially offset by a one-time reduction of $28.5 million related to a customer contract amendment fee in the semiconductor business within the Electronics segment, which unfavorably impacted cost of sales as a percent of net sales by 2.1%.

Gross profit was $878.8 million, or 40.6% of net sales, in the first nine months of 2026 compared to $680.3 million, or 38.0% of net sales, in the first nine months of 2025. The $198.5 million increase in gross profit included $38.4 million of incremental gross profit from the Basler acquisition within the Industrial segment. The remaining increase in gross profit and the improved gross margin were primarily due to higher volume, operational execution, and favorable product mix from the Electronics segment and the industrial circuit protection business within the Industrial segment. Additionally, gross margin was higher due to higher gross margin from the Basler acquisition, partially offset by a one-time reduction of $28.5 million, or 0.8% in the semiconductor business within the Electronics segment related to a one-time customer contract amendment fee and the purchase accounting inventory charges of $5.4 million, or 0.2%.

Operating Expenses

Operating expenses were $165.2 million, or 21.5% of net sales, for the third quarter of 2026 compared to $143.6 million, or 23.0% of net sales, for the third quarter of 2025. The increase in operating expenses of $21.6 million was primarily due to higher selling, general, and administrative expenses of $15.0 million due to incremental operating expenses of $12.0 million from the Basler acquisition, higher annual incentive expenses and higher restructuring, impairment, and other charges of $4.6 million, which included $1.3 million of intangible assets impairment charge related to acquired customer relationships from the acquisition of Dortmund Fab in the semiconductor business within the Electronics segment.

Operating expenses were $504.5 million, or 23.3% of net sales, for the first nine months of 2026 compared to $420.0 million, or 23.4% of net sales, for the first nine months of 2025. The increase in operating expenses of $84.6 million was primarily driven by incremental operating expenses of $35.5 million from the Basler acquisition, higher annual incentive expenses, higher restructuring, impairment, and other charges of $20.5 million, which included $13.4 million of fixed asset impairment charges primarily related to the announced closure and/or disposition of two manufacturing sites for the semiconductor business within the Electronics segment, and higher research and development expenses of $10.7 million.

Operating Income

Operating income was $153.4 million, representing an increase of $55.9 million, or 57.4%, for the third quarter of 2026 compared to $97.4 million for the third quarter of 2025. The increase in operating income included the incremental operating income from the Basler acquisition. The remaining increase in operating income was due to higher gross profit from the Electronics segment, across all businesses within the Industrial segment and the commercial vehicle business with the Transportation segment, partially offset by higher operating expenses noted above. Operating margins increased from 15.6% in the third quarter of 2025 to 20.0% in the third quarter of 2026 due to improved gross margin from the Electronics and Industrial segments, and the commercial vehicle business within the Transportation segment driven by volume leverage, favorable price, operational execution, and favorable product mix, partially offset by higher selling, general, and administrative expenses and restructuring, impairment, and other charges noted above.

Operating income was $374.2 million, representing an increase of $113.9 million, or 43.8%, for the first nine months of 2026 compared to $260.3 million for the first nine months of 2025. The increase in operating income was due to higher gross profit from the Electronics segment and the industrial circuit protection products business within the Industrial segment, and the incremental gross profit from the Basler acquisition within the Industrial segment, partially offset by higher operating expenses noted above. Operating margins increased from 14.5% in the first nine months of 2025 to 17.3% in the first nine months of 2026 due to improved gross margin from the Electronics segment and the industrial circuit protection products business within the Industrial segment driven by volume leverage, operational execution and favorable price and product mix, partially offset by higher selling, general, and administrative expenses, and restructuring, impairment, and other charges, and higher research and development expenses noted above.

Income Before Income Taxes

Income before income taxes was $150.2 million, or 19.6% of net sales, for the third quarter of 2026 compared to $94.7 million, or 15.2% of net sales, for the third quarter of 2025. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes was primarily impacted by higher foreign exchange losses of $1.5 million and lower interest income from short term cash investments in the third quarter of 2026 compared to the third quarter of 2025, offset by lower interest expense due to lower borrowings compared to the third quarter of 2025.

Income before income taxes was $364.0 million, or 16.8% of net sales, for the first nine months of 2026 compared to $232.9 million, or 13.0% of net sales, for the first nine months of 2025. In addition to the factors impacting comparative results for operating income discussed above, income before income taxes primarily benefited from foreign exchange gains of $0.9 million in the first nine months of 2026 compared to foreign exchange losses of $15.5 million in the first nine months of 2025.

Income Taxes

The effective tax rate for the three and nine months ended September 26, 2026 was 23.2% and 23.1%, respectively, compared to the effective tax rate for the three and nine months ended September 27, 2025 of 26.6% and 26.8%, respectively. The effective tax rate for 2026 was lower than the effective tax rate for the comparable 2025 periods primarily due to a one-time tax benefit associated with the dissolution of one of the Company's affiliates, lapses in the statute of limitations for previously unrecognized tax benefits, and excess tax benefits related to share-based compensation recognized in 2026. In addition, the 2025 effective tax rate was adversely impacted by foreign exchange losses in non-U.S. jurisdictions for which no related tax benefit was recognized.

The effective tax rate for three and nine months ended September 26, 2026 was higher than the statutory tax rate primarily due to losses in non-U.S. jurisdictions with no related tax benefit recognized, partially offset by the one-time tax benefit associated with the dissolution of one of the Company's affiliates, lapses in the statute of limitations for previously unrecognized tax benefits, and excess tax benefits related to share-based compensation. The effective tax rate for the three and nine months ended September 27, 2025 was higher than the statutory tax rate primarily due to foreign exchange losses and losses in non-U.S. jurisdictions with no related tax benefit recognized.

Segment Results of Operations

The Company reports its operations by the following segments: Electronics, Transportation and Industrial. Segment information is described more fully in Note 14, Segment Information, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

The following table is a summary of the Company’s net sales and operating income by segment:

Net Sales	Third Quarter				First Nine Months
(in thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Electronics	$426,239	$357,457	$68,782	19.2%	$1,195,434	$1,000,372	$195,062	19.5%
Transportation	182,643	171,311	11,332	6.6%	535,435	512,573	22,862	4.5%
Industrial	157,847	95,872	61,975	64.6%	431,610	279,415	152,195	54.5%
Total	$766,729	$624,640	$142,089	22.7%	$2,162,479	$1,792,360	$370,119	20.6%

Segment Operating Income	Third Quarter				First Nine Months
(in thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Electronics	$102,350	$63,640	$38,710	60.8%	$259,545	$160,267	$99,278	61.9%
Transportation	27,330	20,187	7,143	35.4%	77,124	67,178	9,946	14.8%
Industrial	33,345	16,918	16,427	97.1%	81,580	48,855	32,725	67.0%
Total segment operating income	163,025	100,745	62,280		418,249	276,300	141,949
Other (a)	(9,669)	(3,329)	(6,340)		(44,004)	(15,956)	(28,048)
Total operating income	$153,356	$97,416	$55,940	57.4%	$374,245	$260,344	$113,901	43.8%

(a) Included in "Other" Operating income for the third quarter of 2026 included $4.7 million ($19.0 million year-to-date) of restructuring charges primarily related to employee termination costs and a $1.3 million non-cash impairment charge related to the acquired customer relationships from the acquisition of Dortmund Fab in the semiconductor business within the Electronics segment. In addition, for the third quarter of 2026, the Company recognized fixed assets impairment charges of $0.2 million ($13.4 million year-to-date) primarily related to the announced closure and/or disposition of two manufacturing sites for the semiconductor business within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the third quarter of 2026, the Company recognized $3.5 million ($5.0 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions. During the first quarter of 2026, the Company recognized a $5.4 million purchase accounting inventory step-up adjustment related to the Basler acquisition.

Included in "Other" Operating income for the third quarter of 2025 was $1.6 million ($13.1 million year-to-date) of restructuring charges primarily related to employee termination costs. During the first quarter of 2025, the Company recognized a $0.1 million impairment charge related to certain machinery and equipment within the Electronics segment. See Note 7, Restructuring, Impairment, and Other Charges, for further discussion. In addition, during the third quarter of 2025, the Company recognized $1.4 million ($3.0 million year-to-date) of legal and professional fees and other integration expenses related to completed and contemplated acquisitions, and a $0.3 million loss related to the sale of the Marine business within the Transportation segment. During the first quarter of 2025, the Company recognized a $0.5 million purchase accounting inventory step-down adjustment related to the Dortmund Fab acquisition.

Electronics Segment

Net Sales

Net sales increased $68.8 million, or 19.2%, in the third quarter of 2026 compared to the third quarter of 2025 and included unfavorable changes in foreign exchange rates of $0.5 million, or 0.1%. Net sales increase was primarily due to higher volume of $55.4 million and $13.4 million in the electronics products and semiconductor businesses, respectively, driven by higher end market demand and favorable price.Net sales from the semiconductor business within the Electronics segment included a one-time reduction of $28.5 million related to a customer contract amendment fee.

Net sales increased $195.1 million, or 19.5%, in the first nine months of 2026 compared to the first nine months of 2025 and included favorable changes in foreign exchange rates of $12.5 million, or 1.3%. Net sales increase was primarily due to higher volume of $138.3 million and $56.8 million in the electronics products and semiconductor businesses, respectively, driven by higher end market demand and favorable price. Net sales from the semiconductor business within the Electronics segment included a one-time reduction of $28.5 million related to a customer contract amendment fee.

Operating Income

Operating income was $102.4 million, representing an increase of $38.7 million, or 60.8%, for the third quarter of 2026 compared to $63.6 million for the third quarter of 2025. The increase in operating income was primarily due to volume leverage, favorable product mix, and operational execution. Operating margins increased from 17.8% in the third quarter of 2025 to 24.0% in the third quarter of 2026 primarily due to volume leverage, operational execution and favorable price and product mix from the electronics products and the semiconductor businesses, partially offset by a one-time reduction of $28.5 million related to a customer contract amendment fee.

Operating income was $259.5 million, representing an increase of $99.3 million, or 61.9%, for the first nine months of 2026 compared to $160.3 million for the first nine months of 2025. The increase in operating income was primarily from the electronics products business due to volume leverage and favorable product mix. Operating margins increased from 16.0% in the first nine months of 2025 to 21.7% in the first nine months of 2026 primarily due to volume leverage, operational execution, and favorable price and product mix from the electronics products and the semiconductor businesses, partially offset by a one-time reduction of $28.5 million related to a customer contract amendment fee.

Transportation Segment

Net Sales

Net sales increased $11.3 million, or 6.6%, in the third quarter of 2026 compared to the third quarter of 2025 and included unfavorable changes in foreign exchange rates of $0.1 million, or 0.1%. The net sales increase was due to higher volume in the commercial vehicle business driven by improved truck, data center, material handing, construction and agricultural equipment demand, partially offset by lower volume from the passenger car products driven by lower market demand due to lower global passenger car builds and automotive sensors businesses driven by the strategic exit of certain lower margin products.

Net sales increased $22.9 million, or 4.5%, in the first nine months of 2026 compared to the first nine months of 2025 and included favorable changes in foreign exchange rates of $7.8 million, or 1.5%. The remaining net sales increase was due to higher volume in the commercial vehicle and passenger car products businesses, partially offset by lower volume from the automotive sensors business driven by the strategic exit of certain lower margin products.

Operating Income

Operating income was $27.3 million, representing an increase of $7.1 million, or 35.4%, for the third quarter of 2026 compared to $20.2 million for the third quarter of 2025. The increase in operating income was primarily due to higher gross profit from the commercial vehicles business driven by higher volume and favorable price. Operating margins increased from 11.8% in the third quarter of 2025 to 15.0% in the third quarter of 2026 due to higher gross margin from the commercial vehicle business.

Operating income was $77.1 million, representing an increase of $9.9 million, or 14.8%, for the first nine months of 2026 compared to $67.2 million for the first nine months of 2025. The increase in operating income was primarily due to higher gross profit across all businesses driven by operational execution and favorable price, and higher volume in the commercial vehicle business. Operating margins increased from 13.1% in the first nine months of 2025 to 14.4% in the first nine months of 2026. The increase in operating margin was due to improved gross margin in the commercial vehicles and passenger car products businesses and operational execution.

Industrial Segment

Net Sales

Net sales increased $62.0 million, or 64.6%, in the third quarter of 2026 compared to the third quarter of 2025 including $36.1 million, or 37.7% of incremental net sales from the Basler acquisition and unfavorable changes in foreign exchange rates of $0.4 million, or 0.5%. The remaining net sales increase was primarily from the industrial circuit protection products driven by higher volume and favorable price.

Net sales increased $152.2 million, or 54.5%, in the first nine months of 2026 compared to the first nine months of 2025 including $105.2 million, or 37.6% of incremental net sales from the Basler acquisition and favorable changes in foreign exchange rates of $0.2 million, or 0.1%. The remaining net sales increase was primarily from the industrial circuit protection products driven by higher volume and favorable price.

Operating Income

Operating income was $33.3 million, representing an increase of $16.4 million, or 97.1%, for the third quarter of 2026 compared to $16.9 million for the third quarter of 2025. The increase in operating income was due to higher gross profit margin from the industrial circuit protection products driven by volume leverage, operational efficiencies, favorable price and the incremental increases from the Basler acquisition. Operating margins increased from 17.6% in the third quarter of 2025 to 21.1% in the third quarter of 2026.

Operating income was $81.6 million, representing an increase of $32.7 million, or 67.0%, for the first nine months of 2026 compared to $48.9 million for the first nine months of 2025. The increase in operating income was due to higher gross margin from the industrial circuit protection products driven by volume leverage, operational efficiencies, favorable price and the incremental increases from the Basler acquisition. Operating margins increased from 17.5% in the first nine months of 2025 to 18.9% in the first nine months of 2026.

Geographic Net Sales Information

Net sales by geography represent net sales to customer or distributor locations. The following table is a summary of the Company’s net sales by geography:

	Third Quarter				First Nine Months
(in thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Americas	$328,825	$249,880	$78,945	31.6%	$897,658	$724,010	$173,648	24.0%
Asia-Pacific	309,826	238,008	71,818	30.2%	843,584	667,095	176,489	26.5%
Europe	128,078	136,752	(8,674)	(6.3)%	421,237	401,255	19,982	5.0%
Total	$766,729	$624,640	$142,089	22.7%	$2,162,479	$1,792,360	$370,119	20.6%

Americas

Net sales increased $78.9 million, or 31.6%, in the third quarter of 2026 compared to the third quarter of 2025 and included unfavorable changes in foreign exchange rates of $0.2 million. The increase in net sales was primarily due to incremental net sales of $25.8 million, or 10.3% from the Basler acquisition within the Industrial segment, and higher volume from all businesses within the Electronics segment, the industrial circuit protection products within the Industrial segment and the commercial vehicle business within the Transportation segment.

Net sales increased $173.6 million, or 24.0%, in the first nine months of 2026 compared to the first nine months of 2025 and included favorable changes in foreign exchange rates of $0.6 million. The increase in net sales was primarily due to incremental net sales of $87.4 million, or 12.1% from the Basler acquisition within the Industrial segment, and higher volume from all businesses within the Electronics segment and the industrial circuit protection products within the Industrial segment.

Asia-Pacific

Net sales increased $71.8 million, or 30.2%, in the third quarter of 2026 compared to the third quarter of 2025 and included favorable changes in foreign exchange rates of $1.5 million and incremental net sales of $8.6 million from the Basler acquisition within the Industrial segment. The remaining increase in net sales was primarily due to higher volume from all businesses within the Electronics segment, the commercial vehicles business within the Transportation segment, and the industrial circuit protection products within the Industrial segment.

Net sales increased $176.5 million, or 26.5%, in the first nine months of 2026 compared to the first nine months of 2025 and included favorable changes in foreign exchange rates of $4.4 million. The remaining increase in net sales was primarily due to higher volume from all businesses within the Electronics segment and the industrial circuit protection products within the Industrial segment, the commercial vehicles business within the Transportation segment, and incremental net sales of $12.6 million from the Basler acquisition within the Industrial segment.

Europe

Net sales decreased $8.7 million, or 6.3%, in the third quarter of 2026 compared to the third quarter of 2025 and included unfavorable changes in foreign exchange rates of $2.3 million, or 1.7%. The decrease in net sales was primarily due to a one-time reduction of $28.5 million related to a customer contract amendment fee in the semiconductor business within the Electronics segment, partially offset by higher volume from the electronics products business within the Electronics segment and incremental net sales of $1.7 million from the Basler acquisition within the Industrial segment.

Net sales increased $20.0 million, or 5.0%, in the first nine months of 2026 compared to the first nine months of 2025 and included favorable changes in foreign exchange rates of $15.5 million, or 3.9%. The increase in net sales was primarily due to higher volume from the electronics products business within the Electronics segment and incremental net sales of $5.2 million from the Basler acquisition within the Industrial segment, partially offset by a one-time reduction of $28.5 million related to a customer contract amendment fee in the semiconductor business within the Electronics segment.

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

Cash and cash equivalents were $824.8 million as of September 26, 2026, an increase of $261.4 million, as compared to December 27, 2025. As of September 26, 2026, $195.8 million of the Company's $824.8 million cash and cash equivalents was held by U.S. subsidiaries.

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

The principal balance of the revolving credit facility is due on the Maturity Date. The revolving loan balances under the Credit Facility were $200.0 million as of September 26, 2026. Prior to entering into the Credit Agreement, the Company paid off $100.0 million of the revolving loan and $3.8 million of the term loan under the Existing Credit Agreement during the first quarter of 2026.

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

As of September 26, 2026, the effective interest rate on the outstanding borrowings under the Credit Facility was 3.88% with the hedge.

As of September 26, 2026, the Company had $0.1 million outstanding letters of credit and had $599.9 million of borrowing capacity available under the revolving credit facility. As of September 26, 2026, the Company was in compliance with all covenants under the Credit Agreement.

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

Debt Covenants
The Company was in compliance with all covenants under the Credit Agreement and Senior Notes as of September 26, 2026 and currently expects to remain in compliance based on management’s estimates of operating and financial results for 2026. As of September 26, 2026, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions

On December 11, 2025, the Company completed the acquisition of Basler Electric Company ("Basler"). Basler is a leading designer and manufacturer of innovative electrical control and protection solutions for high-growth industrial markets including grid and utility infrastructure, power generation and data center. At the time of acquisition, Basler had annualized sales of approximately $130 million. The business is reported within the Company’s Industrial segment. The total purchase consideration was $352.0 million, net of cash acquired. The acquisition was funded with the Company's cash on hand.

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

Dividends

During the third quarter of 2026, the Company paid quarterly dividends of $20.3 million to its common stockholders. On October 28, 2026, the Company announced the declaration of a quarterly cash dividend of $0.80 per share, payable on December 3, 2026 to common stockholders of record as of November 19, 2026.

Cash Flow Overview

	First Nine Months
(in thousands)	2026	2025
Net cash provided by operating activities	$456,633	$295,099
Net cash used in investing activities	(39,913)	(99,701)
Net cash used in financing activities	(152,372)	(126,274)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,959)	20,868
Increase in cash, cash equivalents, and restricted cash	261,389	89,992
Cash, cash equivalents, and restricted cash at beginning of period	565,104	726,437
Cash, cash equivalents, and restricted cash at end of period	$826,493	$816,429

Cash Flow from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes, and other operating activities.

Net cash provided by operating activities was $456.6 million for the nine months ended September 26, 2026 compared to $295.1 million for the nine months ended September 27, 2025. The increase in net cash provided by operating activities of $161.5 million was primarily due to higher cash earnings and reductions in working capital.

Cash Flow from Investing Activities

Net cash used in investing activities was $39.9 million for the nine months ended September 26, 2026 compared to $99.7 million during the nine months ended September 27, 2025. Capital expenditures for the nine months ended September 26, 2026 were $47.5 million compared to $48.7 million for the nine months ended September 27, 2025. The Company paid $2.8 million of indebtedness as part of the purchase consideration and received a final working capital adjustment of $1.1 million for the Basler acquisition during the nine months ended September 26, 2026. Net cash paid for the Dortmund Fab acquisition was $57.4 million during the nine months ended September 27, 2025. In addition, the Company received proceeds of $7.4 million from the sale of the investment in Polytronics Technology Corporation Ltd. and $1.7 million from an asset held for sale from the Basler acquisition during the nine months ended September 26, 2026. During the nine months ended September 27, 2025, the Company received proceeds of $5.6 million from the sale of the Marine business within the Transportation segment.

Cash Flow from Financing Activities

Net cash used in financing activities was $152.4 million for the nine months ended September 26, 2026 compared to $126.3 million for the nine months ended September 27, 2025. On March 12, 2026, the Company entered into the Credit Agreement to amend and restate and effect certain changes to its existing credit agreement, dated as of June 30, 2022. As a result of entering into the Credit Agreement, the Company paid off $62.5 million of the term loan and replaced $200 million of the term loan under the existing credit agreement with $200 million borrowing under the revolving credit facility under the Credit Agreement. Prior to the amendment on March 12, 2026, the Company paid off $100.0 million of the revolving credit facility and $3.8 million of the term loan under the prior Credit Agreement during the first quarter of 2026. During the nine months ended September 27, 2025, the Company paid off $50.0 million of U.S. Senior Notes, Series A, due February 15, 2025 and made payments of $11.3 million on the term loan. The Company received $75.5 million of net proceeds related to stock-based award activities during the nine months ended September 26, 2026 compared to $17.9 million for the nine months ended September 27, 2025. In addition, the Company paid dividends of $58.2 million and $53.3 million in the nine months ended September 26, 2026 and September 27, 2025, respectively. During the nine months ended September 27, 2025, the Company repurchased 120,689 shares of its common stock totaling $27.4 million and paid a $0.2 million excise tax related to the share repurchases.

Share Repurchase Program

On April 25, 2024, the Company's Board of Directors authorized a three-year program to repurchase up to $300.0 million in the aggregate of shares of the Company's common stock for the period from May 1, 2024 to April 30, 2027 ("2024 program"). The Company did not repurchase any shares of its common stock for the three and nine months ended September 26, 2026. The Company did not repurchase any shares of its common stock for the three months ended September 27, 2025. During the nine months ended September 27, 2025, the Company repurchased 120,689 shares of its common stock totaling $27.4 million pursuant to the 2024 program.

Off-Balance Sheet Arrangements

As of September 26, 2026, the Company did not have any off-balance sheet arrangements, as defined under SEC rules. Specifically, the Company was not liable for guarantees of indebtedness owed by third parties, the Company was not directly liable for the debt of any unconsolidated entity and the Company did not have any retained or contingent interest in assets. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Critical Accounting Policies and Estimates

The Company’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles. In connection with the preparation of the Condensed Consolidated Financial Statements, the Company uses estimates and makes judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates, and judgments are based on historical experience, current trends, and other factors the Company believes are relevant at the time it prepares the Condensed Consolidated Financial Statements.

The significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s Annual Report on Form 10-K for the year ended December 27, 2025. During the nine months ended September 26, 2026, there were no significant changes in the application of critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", of the Company's Annual Report on Form 10-K for the year ended December 27, 2025. During the nine months ended September 26, 2026, there were no material changes in the Company's exposure to market risk.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 26, 2026. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 26, 2026, the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company's risk factors from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 27, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

On April 25, 2024, the Company's Board of Directors authorized a three-year program to repurchase up to $300.0 million in the aggregate of shares of the Company's common stock for the period from May 1, 2024 to April 30, 2027 ("2024 program"). The Company did not repurchase any shares of its common stock for the three and nine months ended September 26, 2026. The Company did not repurchase any shares of its common stock for the three months ended September 27, 2025. During the nine months ended September 27, 2025, the Company repurchased 120,689 shares of its common stock totaling $27.4 million pursuant to the 2024 program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 26, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of securities to be Sold
Gordon Hunter (1)	Chairman of the Board of Directors	Adoption	9/8/2026	4/15/2027	3,339

(1) On September 8, 2026, Gordon Hunter, Chairman of the Board of Directors of the Company, adopted a new “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This trading arrangement provides for the potential sale of up to 3,339 shares of the Company’s common stock beginning on December 4, 2026, and is scheduled to terminate on April 15, 2027.

No other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended September 26, 2026.

ITEM 6. EXHIBITS

Exhibit	Description

10.1++
Letter Agreement between Littelfuse, Inc. and Deepak Nayar, dated September 10, 2026 (incorporated by reference to Exhibit 10.01 to Littelfuse, Inc.’s Current Report on Form 8-K, filed with the SEC on September 16, 2026).

10.2*	Form of Change of Control Agreement.++

31.1*	Certification of Gregory N. Henderson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Abhishek Khandelwal, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LITTELFUSE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 26, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 26, 2026, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
++	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 26, 2026, to be signed on its behalf by the undersigned thereunto duly authorized.

Littelfuse, Inc.

	By:	/s/ Abhishek Khandelwal
Abhishek Khandelwal
Executive Vice President and Chief Financial Officer

Date: October 28, 2026	By:	/s/ Jeffrey G. Gorski
Jeffrey G. Gorski
Senior Vice President and Chief Accounting Officer